Form 10-Q
period 1996-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1996-12-20
CIK 1006837

===============================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                FORM 10-Q


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.


            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                   OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.


                      COMMISSION FILE NO. 0-21-265


              PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                     54-1708481
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

    8180 GREENSBORO DR., MCLEAN, VA                          22102
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                (703) 848-4625
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES       NO     X
                                               -----      -----

      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                       OUTSTANDING AS OF
                CLASS                                  NOVEMBER 30, 1996
                -----                                  -----------------
     COMMON STOCK, $.01 PAR VALUE                          17,778,746

===============================================================================

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                              INDEX TO FORM 10-Q

                                                                 Page No.
                                                                 --------
Part I.  FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS

             Consolidated Balance Sheets.......................... 1

             Consolidated Statements of Operations................ 2

             Consolidated Statements of Cash Flows................ 3

             Notes to Consolidated Financial Statements........... 4

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.................. 7

Part II.     OTHER INFORMATION

     Item 1. LEGAL PROCEEDINGS....................................11

     Item 2. CHANGES IN SECURITIES................................11

     Item 3. DEFAULTS UPON SENIOR SECURITIES......................11

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..11

     Item 5. OTHER INFORMATION....................................11

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K.....................11

SIGNATURE.........................................................12

EXHIBIT INDEX.....................................................13


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                        1996               1995
                                                                                       (UNAUDITED)       (AUDITED)
                                                                                      -------------    -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents....................................................             $20,637        $ 2,296
  Accounts receivable (net of allowance of $2,130  (unaudited)
     at September 30, 1996 and $132 at December 31, 1995 ).....................              28,377            665
  Prepaid expenses and other current assets....................................               1,259            388
                                                                                            -------        -------
       Total current assets....................................................              50,273          3,349
PROPERTY AND EQUIPMENT - Net...................................................               7,224            949
INTANGIBLES - Net..............................................................              21,624             --
DEFERRED INCOME TAXES..........................................................               3,951             --
OTHER ASSETS...................................................................                 701            744
                                                                                            -------        -------
TOTAL ASSETS...................................................................             $83,773        $ 5,042
                                                                                            =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................................................             $30,803        $ 1,284
  Accrued expenses and other current liabilities...............................               6,047            668
  Deferred income taxes........................................................               4,479             --
  Current portion of long-term obligations.....................................              10,524            102
                                                                                            -------        -------
       Total current liabilities...............................................              51,853          2,054
LONG TERM OBLIGATIONS..........................................................               6,747            426
                                                                                            -------        -------
     Total liabilities.........................................................              58,600          2,480
                                                                                            -------        -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value ---2,455,000 shares
     authorized; issued and outstanding, 455,000 shares of
     Series A Convertible (unaudited) at September 30, 1996....................                   5             --
  Common stock, $.01 par value - authorized 40,000,000 (unaudited)
     shares September 30, 1996; 16,905,000 shares
     December 31, 1995; issued and outstanding, 10,490,391 shares (unaudited)
     at September 30, 1996; 7,063,491 shares December 31, 1995.................                 105             71
  Additional paid-in capital...................................................              33,775          5,496
  Accumulated deficit..........................................................              (8,656)        (3,003)
  Cumulative translation adjustment............................................                 (56)            (2)
                                                                                            -------        -------
     Total stockholders' equity................................................              25,173          2,562
                                                                                            -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................             $83,773        $ 5,042
                                                                                            =======        =======

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                        Three Months Ended      Nine Months Ended
                                            September 30,         September 30,
                                        -------------------  -----------------------
                                           1996      1995        1996        1995
                                        ---------- --------  ------------ ----------
NET REVENUE                               $51,819     $276      $117,234       $497
COST OF REVENUE                            47,210      299       107,372        502
                                        ---------- --------  ------------ ----------

GROSS MARGIN (DEFICIT)                      4,609      (23)        9,862         (5)
OPERATING EXPENSES
   Selling, general and administrative      6,194      624        12,901      1,337
   Depreciation and amortization              637       39         1,435        104
                                        ---------- --------  ------------ ----------

       Total operating expenses             6,831      663        14,336      1,441

LOSS FROM OPERATIONS                       (2,222)    (686)       (4,474)    (1,446)
INTEREST EXPENSE                             (258)     (12)         (593)       (45)
INTEREST INCOME                               158        9           243         10
OTHER INCOME (EXPENSE)                        (42)       -          (310)         -
                                        ---------- --------  ------------ ----------

LOSS BEFORE INCOME TAXES                   (2,364)    (689)       (5,134)    (1,481)
INCOME TAXES                                   57        -           519          -
                                        ---------- --------  ------------ ----------

NET LOSS                                  ($2,421)   ($689)      ($5,653)   ($1,481)
                                        ========== ========  ============ ==========



NET LOSS PER COMMON AND
   COMMON SHARE EQUIVALENTS                ($0.18)  ($0.06)       ($0.44)    ($0.14)
                                        ========== ========  ============ ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON SHARE
   EQUIVALENTS OUTSTANDING                  13,442   11,011        12,807     10,816
                                        ========== ========  ============ ==========



                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                Nine Months Ended
                                                                   September 30,
                                                                --------- ---------
                                                                  1996      1995
                                                                --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       ($5,653)  ($1,481)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                 1,435       104
     Sales allowance                                               1,162        47
     Foreign currency transaction loss                               310      -
     Deferred income taxes                                           300      -
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable              (11,985)     (352)
         (Increase) decrease in prepaid expenses and
           other current assets                                     (168)      (62)
         (Increase) decrease in other assets                        (798)      (74)
         Increase (decrease) in accounts payable                  10,061       193
         Increase (decrease) in accrued expense and
           other liabilities                                       3,129       496
                                                                --------- ---------

             Net cash used in operating activities                (2,207)   (1,129)
                                                                --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              (3,330)     (191)
  Cash used in business acquisition, net of cash acquired         (1,700)     -
                                                                --------- ---------

             Net cash used in investing activities                (5,030)     (191)
                                                                --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease                                (73)      (49)
  Sale of common stock, net of transaction costs                  23,177     2,679
  Proceeds from notes payable                                      2,306      -
                                                                --------- ---------

             Net cash provided by financing activities            25,410     2,630
                                                                --------- ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                               168      -
                                                                --------- ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         18,341     1,310
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                           2,296       221
                                                                --------- ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $20,637    $1,531
                                                                 ========  ========



                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  (1)   Basis of Presentation
        ---------------------

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

        The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the most recently filed Registration Statement.

   (2)  Acquisition of Axicorp
        ----------------------

        On March 1, 1996, the Company completed the acquisition of the outstanding capital stock of Axicorp Pty., Ltd. ("Axicorp"). The purchase price consisted of cash, Company stock, and seller financing. The Company paid $5.7 million cash, including transaction costs, and issued 455,000 shares of its Series A Convertible Preferred Stock. The Company also issued notes to the sellers. One note is for $4.1 million payable to Fujitsu Australia Limited which is due in February 1997. The other notes are for a total of $4.0 million payable to the individual shareholder sellers and are due in two equal installments in February 1997 and February 1998. These notes have been recorded at their discounted value at the date of acquisition at an interest rate of 10.18%. The portion of the notes issued to the individual shareholder sellers due in February 1997 can be extended for an additional year at the Company's option. If the option is exercised, the notes will begin to accrue interest at the prime rate plus 1%.

        For accounting purposes, the Company has treated the acquisition as a purchase. Accordingly, the results of Axicorp's operations are included in the consolidated results of operations of the Company beginning March 1, 1996.

        The following unaudited pro forma operating results give effect to the March 1, 1996 acquisition of Axicorp in each case as if it had occurred on January 1, 1995. The pro forma operating results for the three months ended September 30, 1996 and the nine months ended September 30, 1996 and 1995, are as follows (in thousands, except per share):

                              THREE MONTHS ENDED              NINE MONTHS ENDED
                          --------------------------    -----------------------------
                                  SEPTEMBER 30,         SEPTEMBER 30,   SEPTEMBER 30,
                                     1995                  1996             1995
                          ---------------------------   -------------   -------------
      Net Revenue                   $ 37,469               $143,602        $ 85,399
      Cost of Revenue               $ 34,366               $131,128        $ 77,507
      Gross Margin                  $  3,103               $ 12,474        $  7,892
      Net Loss                       ($1,205)               ($5,720)        ($3,156)
      Loss Per Share                  ($0.11)                ($0.45)         ($0.29)


   (3)  Private Equity Placements
        -------------------------


        On July 31, 1996, the Company completed the sale of 965,999 shares of Common Stock to four investment funds affiliated with each other for an aggregate purchase price of approximately $8 million, and for an additional $8 million issued warrants for an additional $10 million of common stock (measured on the basis of fair market value on the date of exercise) plus up to another 627,899 shares of Common Stock.

        In February 1996, the Company completed a private placement of 1,771,194 shares of Common Stock which raised approximately $4.7 million, net of transaction costs. The Company also issued 278,899 shares of Common Stock for services rendered in conjunction with this offering.



   (4)  Long Term Obligations
        ---------------------

        Long-term obligations consist of the following (in thousands):

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                            ----------------  ---------------
                                                                  1996            1995
                                                            ----------------  ---------------
                                                               (UNAUDITED)
           Obligations under capital leases                       $    609          $ 528
           Equipment financing                                       2,681             --
           Notes payable                                             2,000             --
           Notes payable relating to Axicorp                         8,420             --
            acquisition
           Settlement obligation                                     3,561             --
                                                            ----------------  ---------------

               Subtotal                                             17,271            528
           Less: Current portion of long - term obligations        (10,524)          (102)
                                                            ----------------  ---------------
                                                                  $  6,747          $ 426
                                                            ================  ===============


        Equipment financing represents vendor financing for the purchase of network switching equipment for use in the Australian network. Beginning in January 1997, 16 monthly payments of approximately $100,000 are due to the vendor. In addition, a payment of approximately $788,000 plus accrued interest is due in May 1998. Interest will accrue at the Corporate Overdraft Reference Rate plus 1%. At September 30, 1996, the Corporate Overdraft Reference Rate was 10.35%. The debt is secured by all of the assets of the Company's Australian subsidiary.

        In connection with an investment agreement, in February 1996, the Company issued a $2,000,000 note payable to Teleglobe, Inc., due February 9, 1998 which bears interest at 6.9% per annum payable quarterly. The debt is secured by all the assets of the Company.

        In connection with the acquisition of Axicorp on March 1, 1996, the Company issued notes to the sellers for a total of $8.4 million which have been recorded on a discounted basis at a rate of 10.18%.

        In addition, in conjunction with the Axicorp acquisition, the Company accrued approximately $3.6 million to settle a pre-acquisition contingency between Axicorp and one of its competitors. In settlement of the pre-acquisition contingency, $394,000 is payable November 1996 and $1,583,000 is payable December 1996. Beginning in February 1997, 12 monthly payments of $132,000 are due.

   (5)  Subsequent Event
        ----------------

        On November 7, 1996, the Company completed an initial public offering of 5,000,000 shares of its Common Stock and on November 21, 1996 sold an additional 750,000 shares to satisfy the Underwriter's overallotment. The net proceeds to the Company (after deducting Underwriter discounts and offering expenses) from the offering were $54.4 million. The Company expects to use the net proceeds from the offering to expand its network, including purchasing transmission equipment facilities and support systems, international fiber capacity and satellite earth station facilities for new and existing routes, to fund operating losses, and for working capital and other general corporate purposes.

        In connection with the Company's initial public offering, effective November 7, 1996 all outstanding Preferred Stock was converted into Common Stock; the Company's Amended and Restated Certificate of Incorporation was amended to increase the authorized shares of Common Stock to 40 million shares; and all shares of Common Stock were split at a ratio of 3.381 to one. All common shares have been restated to give effect to the common stock split.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     Primus is a multinational telecommunications company that focuses on the provision of international and domestic long distance services. The Company has targeted North America, Asia-Pacific and Europe as it primary service regions. The Company currently provides services in the United States, Australia and the United Kingdom. The Company was founded in February 1994 and through the first half of 1995 was a development stage enterprise involved in various start-up activities including raising capital, obtaining licenses, acquiring equipment, leasing space, developing markets and recruiting and training personnel. The Company began generating revenue during March 1995. The Australian operations are the result of the Company's March 1, 1996 acquisition of Axicorp. The Company is making significant investments to build its own telecommunications network. These include the purchase of telephone switches, transmission equipment and international fiber cable capacity.

     Net revenue is derived from the number of minutes billed by the Company and is recorded upon completion of calls. The Company generally prices its services at a savings compared to the major carriers operating in the Company's service region, which allows the Company to offer competitive pricing to its customers. In Australia, net revenue is currently derived from the provision of long distance and from the provision of local and cellular services, primarily to a broad mix of small- and medium- sized businesses. The Company's net revenue in the United States is derived from carrying a mix of business, consumer and wholesale carrier long distance traffic. In the United Kingdom, net revenue is derived from the provision of long distance services, primarily to ethnic residential consumers, as well as to small- and medium- sized businesses. The Company intends to generate net revenue from internal growth through focused sales and marketing efforts on a retail basis toward small- and medium-sized businesses with significant international long distance traffic and ethnic residential consumers and, on a wholesale basis, to other telecommunications carriers and resellers with international traffic in the Company's service areas.

     Cost of revenue is primarily comprised of costs incurred from other domestic and foreign telecommunications carriers to access, transport and terminate calls. The majority of the Company's cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the Company's most significant expense. As the Company increases the portion of traffic transmitted over its own facilities, cost of revenue increasingly will reflect lease, ownership and maintenance costs of the network. In order to manage such costs, the Company pursues a flexible approach with respect to network expansion. The Company initially obtains transmission capacity on a variable-cost, per-minute leased basis, next acquires additional capacity on a fixed-cost basis when traffic volume makes such a commitment cost effective, and ultimately purchases and operates its own facilities only when traffic levels justify such investments.

     Although the Company's functional currency is the U.S. dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States and changes in exchange rates may have a significant effect on the Company's results of operations. The Company historically has not engaged in hedging transactions.

     OTHER OPERATING DATA

     The following information for the three months ended September 30, 1996 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial

     Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's most recently filed Registration Statement. Net revenue is comprised of domestic and international long distance for all geographical regions. Additionally, Australian net revenue includes local, cellular, access and other services and dealership income.

                                 (IN THOUSANDS)

                                  Minutes of Long Distance Use
                         Net    -------------------------------
                       Revenue  International  Domestic   Total
                     ---------  -------------  --------  ------

     United States     $ 4,895          9,199     3,972  13,171
     United Kingdom      1,573          1,713     1,512   3,225
     Australia          45,351          1,967    56,932  58,899
                     ---------  -------------  --------  ------

     Total             $51,819         12,879    62,416  75,295
                     =========  =============  ========  ======

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Net revenue increased $51.5 million, from $0.3 million for the three months ended September 30, 1995 to $51.8 million for the three months ended September 30, 1996. Of the increase, $45.4 million was associated with Axicorp which was acquired as of March 1, 1996, and the remaining $6.1 was associated primarily with the Company's operations in the United States and the United Kingdom.

     Cost of revenue increased $46.9 million, from $0.3 million for the three months ended September 30, 1995 to $47.2 million for the three months ended September 30, 1996 as a direct result of the increased net revenue. Axicorp's cost of revenue for the three months ended September 30, 1996 was $41.2 million, or 91% of Axicorp's net revenue during the period, while the non-Australian cost of revenue for the three months ended September 30,
     1996 was $6.0 million or 92% of the non-Australian net revenue.   The
     Australian cost of revenue as a percentage of net revenue reflects the current status of the Company as a switchless reseller in the Australia market.

     Selling, general and administrative expenses increased from $0.6 million to $6.2 million for the three months ended September 30, 1995 to September 30, 1996. Approximately $3.7 million of the increase was attributable to the three months of activity associated with Axicorp and the remaining $1.9 million related to the non-Australia operations as a result of increased staffing levels, increased sales and marketing activity and network operations costs. The non-Australian selling, general and administrative costs as a percentage of net revenue for the three months ended September 30, 1996 was 38%, which is reflective of the growth in the infrastructure necessary to support future net revenue. The Australian selling, general and administrative expense as a percentage of net revenue was 8% for the three months ended September 30, 1996.

     Depreciation and amortization increased from $0.04 million for the three months ended September 30, 1995 to $0.6 million for the three months ended September 30, 1996. The majority of the increase is a result of the acquisition of Axicorp and is comprised of amortization of goodwill and customer lists which totaled $0.4 million. The remaining depreciation is related primarily to Axicorp's assets and increased depreciation expense for the Company as a result of additional capital expenditures for switching and network related equipment.

     Other income (expense) for the three months ended September 30, 1996 related to foreign currency transaction losses on the Australian dollar-denominated debt incurred by the Company payable to the sellers for its acquisition of Axicorp as a result of the appreciation of the Australian dollar against the U.S. dollar during the period.

     Income taxes were fully attributable to the operations of Axicorp and represents the amount of expense for Australian federal government taxes.

     RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net revenue increased $116.7 million, from $0.5 million for the nine months ended September 30, 1995 to $117.2 million for the nine months ended September 30, 1996. Of the increase, $104.6 million was associated with Axicorp, while the remaining $12.1 million of net revenue growth was associated primarily with the commencement and expansion of the Company's operations in the United States and the United Kingdom.

     Cost of revenue increased $106.9 million, from $0.5 million for the nine months ended September 30, 1995 to $107.4 million for the nine months ended September 30, 1996 as a direct result of the increased net revenue. Axicorp's cost of revenue for the nine months ended September 30, 1996 was $94.4 million, or 90% of Axicorp's net revenue during the period, while the non-Australian cost of revenue for the nine months ended September 30, 1996 was $13.0 million.

     Selling, general and administrative expenses increased $11.6 million, from $1.3 million to $12.9 million for the nine months ended September 30, 1995 to September 30, 1996. Approximately $7.7 million of the increase was attributable to the seven months of activity associated with Axicorp and the remaining $3.9 million related to the non-Australia operations as a result of increased staffing levels, increased sales and marketing activity and network operations costs. The non-Australian selling, general and administrative costs as a percentage of net revenue for the nine months ended September 30, 1996 was 41% which is reflective of the growth in the infrastructure necessary to support future net revenues. The Australian selling, general and administrative expense as a percentage of net revenue was 7% for the nine months ended September 30, 1996.

     Depreciation and amortization increased from $0.1 million for the nine months ended September 30, 1995 to $1.4 million for the nine months ended September 30, 1996. The majority of the increase is a result of the acquisition of Axicorp and is comprised of amortization of goodwill and the customer lists which totaled $0.9 million. The remaining depreciation is related primarily to Axicorp's assets and increased depreciation expense for the Company as a result of additional capital expenditures for switching and network related equipment.

     Other income (expense) for the nine months ended September 30, 1996 related to foreign currency transaction losses on the Australian dollar-denominated debt incurred by the Company payable to the sellers for its acquisition of Axicorp as a result of the appreciation of the Australian dollar against the U.S. dollar during the period.

     Income taxes were fully attributable to the operations of Axicorp for the seven months from the date of purchase, and represents the amount of expense for Australian federal government taxes.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from net cash used in operating activities; purchases of network equipment including switches, peripheral equipment, and international fiber cable capacity; and interest and principal payments on outstanding indebtedness, including capital leases. The Company has historically financed its growth, including its capital expenditures, through private placements of its common stock, and capital lease financing. In November 1996, the Company completed an initial public offering of its Common Stock and generated approximately $54.4 million (after deducting Underwriters discounts and offering expenses).

     Net cash used in operating activities was $2.2 million for the nine months ended September 30, 1996 and $1.1million for the nine months ended September 30, 1995. The increased cash usage was the result of an increase in the net loss partially offset by increases in accounts payable and accrued expenses.

     Net cash used in investing activities was $5.0 million for the nine months ended September 30, 1996 and $0.2 million for the nine months ended September 30, 1995. The cash utilized during the nine months ended September 30, 1996 includes $3.3 million for expansion of the network and $1.7 million for the purchase of Axicorp net of cash acquired.

     Net cash provided by financing activities was $25.4 million for the nine months ended September 30, 1996 and $2.6 million for the nine months ended September 30, 1995. Cash provided by financing activities resulted primarily from private placements of its common stock.

     The Company is currently negotiating a $25 million bank line of credit to provide it with additional funding, and intends to continue to use capital lease financings. The Company believes that the net proceeds from the initial public offering, together with the net proceeds from the July 1996 private equity sale, borrowing capacity under the expected line of credit and future capital lease financing, will be sufficient to fund the Company's net cash used in operating activities, capital expenditures and other cash needs for the next 18 months.

PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits (see index on page 13)

         (b)  Reports on Form 8-K

         Not applicable.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED



Date December 20, 1996    By:  /s/ Neil L. Hazard
     -----------------        --------------------

                          Neil L. Hazard
                          (Executive Vice President and Chief Financial Officer)

EXHIBIT INDEX



  Exhibit
  Number     Description                                           Page
  --------   -----------                                           ----




   11.1      Statement re computation of per share earnings         14

   27        Financial Data Schedule                                15