Form 10-K
period 1996-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1997-03-31
CIK 1006837

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

            [X]  ANNUAL REPORT PURSUANT TO SECTION  13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File No. 0-21-265

                       PRIMUS TELECOMMUNICATIONS GROUP,
                                 INCORPORATED
            (Exact name of registrant as specified in its charter)

                Delaware                               54-1708481
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

    2070 Chain Bridge Road Suite 425                     22182
               Vienna, VA                              (Zip Code)
(Address of principal executive offices)

                                (703) 902-2800
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
  Title of each class               Name of each exchange on which registered
  -------------------               -----------------------------------------
  None                                               N/A

          Securities registered pursuant to Section 12(g) of the Act:
                                 Common Stock

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       Non-affiliates of Primus Telecommunications Group, Inc. held 16,369,119 shares of Common Stock as of March 14, 1997. The fair market value of the stock held by non-affiliates is $157,552,770 based on the sale price of the shares on March 14, 1997.

       As of March 14, 1997, 17,778,731 of Common Stock, par value $.01, were outstanding.

                     Documents Incorporated by Reference:
      Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.
================================================================================

PART I


ITEM 1.  Business

General

Primus Telecommunications Group, Inc. ("Primus" or the "Company") is a multinational telecommunications company that focuses on the provision of international and domestic long distance services. The Company seeks to capitalize on the increasing business and consumer demand for international telecommunications services generated by the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications sector. The Company has targeted North America, Asia-Pacific and Europe as its primary service regions (the "Primary Service Regions"). The Company provides services in the United States, Australia and the United Kingdom, which are the most deregulated countries within the Primary Service Regions and which serve as regional hubs (the "Regional Hubs") for expansion into additional markets within the Primary Service Regions. The Company expects to expand into additional markets as deregulation occurs and the Company is permitted to offer a full range of switched public telephone services in such markets. To date, the Company has established wholly owned subsidiaries in the United States and Mexico, Australia and the United Kingdom.

The Company targets, on a retail basis, small- and medium-sized businesses with significant international long distance traffic and ethnic residential consumers and, on a wholesale basis, other telecommunications carriers and resellers with international traffic. The Company provides a broad array of competitively priced telecommunications services, including international long distance to over 200 countries, domestic long distance, international and domestic private networks, prepaid and calling cards and toll-free services, as well as local switched and cellular services in Australia. The Company markets its services through a variety of channels, including direct sales, independent agents, direct marketing and associations.

United States

Primus began 1996 with one switch in the United States located in Washington, D.C., and a small number of business customers. From this base, revenue has grown from quarterly net revenue of $0.7 million in the fourth quarter of 1995 to $6.0 million in the fourth quarter of 1996.

Primus's network in the United States has expanded during the year through the purchase of two new Northern Telecom international gateway switches which are located in Los Angeles for calls to the Asia-Pacific region and the New York City area for calls to Europe. These switches were interconnected via leased fiber optic lines within the United States, and regional service started in New York and Los Angeles. In the first quarter of 1997, the Los Angeles switch was interconnected to Primus's network in Australia via the TPC-5 trans-Pacific underseas fiber optic cable system. The New York switch is expected to be connected to Primus's London switch during the second quarter of 1997 via both the TAT-12/13 and CANTAT trans-Atlantic underseas fiber optic cable systems. During the year, Primus created a direct sales organization to sell directly to business customers and opened sales offices in Washington, D.C., New York City, and Los Angeles. In addition, an agent sales channel was established for business sales, including a small business telemarketing center in Tampa, Florida.

To reach the residential consumer marketplace, a marketing campaign was launched focused on ethnic residential customers who call internationally to their home countries. Primus advertises nationally in ethnic newspapers and other publications, and offers discounted rates for international calls to the targeted countries. Both business and residential customers can access Primus through "800" access numbers, and consequently do not have to change their primary long distance carrier. A second campaign markets to higher volume repeat customers located in the cities where the Company's switches are located to obtain full time "dial 1" customers. Primus now offers dial 1 service in eight different cities. Additionally, Primus offers "Dial Around" service using its five digit code "10024". Customers in selected cities may dial 10024 as a prefix before their international or domestic long distance call and the call will be carried over the Primus network. The customer will be billed by their local exchange carrier on their regular monthly bill. Customers do not have to "switch" from their existing long distance carrier to use Primus service. Primus maintains a national Customer Service Center open 24 hours per day, seven days per week. The Customer Service Center is staffed with multilingual representatives.

Primus also began a wholesale sales channel during the year to sell international switched voice service to other long distance carriers who do not maintain their own international direct links and facilities. Other carriers connect to Primus at one of the three domestic switches and direct international calling traffic over the Primus network. Wholesale services are marketed to customers through a direct sales force located in four offices.

United Kingdom

Primus began 1996 as a start-up operation in the United Kingdom with a small number of customers. An office was opened in London, and sales and marketing personnel were hired. Services were provided on a resale basis using a switch operated by Telia, the dominant carrier in Sweden. By year end, Primus net revenue had grown from $0.1 million in the first quarter of 1996 to $3.1 million in the fourth quarter of 1996.

In December 1996, Primus was awarded a full facilities based telecommunication license. Under the license, Primus may operate its own switches and lease or own fiber optic cables, including the United Kingdom half of undersea international fiber optic cable systems. In 1997, Primus expects to secure additional international fiber capacity to the United States and other European countries. Primus also purchased an AXE-10 telephone switch from Ericsson which is currently being installed and is expected to carry commercial traffic beginning in the second quarter of 1997.

Primus markets its services in the United Kingdom using a combination of direct sales and agents to primarily ethnic customers who make a higher than average percentage of international calls. Primus currently has approximately 20,000 residential customers using its services in the United Kingdom.

In 1997, Primus plans to expand sales to small and medium sized business customers, by retaining agents for business sales, and other carrier wholesale customers who would use Primus's network for completing international telephone calls. Primus also plans to introduce international calling cards and prepaid card services during the second quarter of 1997 using its own card "platform" in conjunction with its London switch.

Primus intends to expand its services and network beyond the United Kingdom to continental Europe to capitalize on the deregulation which is set to begin in January, 1998.

Australia

Primus formed a subsidiary in Australia in late 1995 and began to apply for licenses and build an organization to market domestic and international long distance services in Australia's $10 billion per year telecommunications market. Primus subsequently acquired Axicorp Pty., Ltd. ("Axicorp") on March 1, 1996. Axicorp began operations in September 1993 and is the fourth largest telecommunications provider in Australia providing domestic long distance services to small and medium sized business customers as well as cellular and local exchange services on a resale basis. The acquisition provided Primus with early entry into the deregulating Australian telecommunications market, and will provide Primus with a base of operations for further expansion into the Asia-Pacific region.

Prior to the Company's acquisition, Axicorp pursued a strategy of selling long distance, local switched and cellular services at a discount to the prices charged by Telstra, the former monopoly telecommunications provider in Australia. Axicorp originally marketed and sold its services through sales agents to professional and trade associations. All of Axicorp's billing and collection functions were conducted by Telstra.

Primus subsequently invested substantial resources to transform Axicorp's strategy and operations to those of a facilities-based carrier focused on the provision of international and domestic long distance services.

The Company has acquired and installed five Northern Telecom switches for use in Sydney, Melbourne, Perth, Adelaide, and Brisbane, which became operational during the first quarter of 1997, and has been focusing on increasing the number of higher-margin, higher-volume business customers with significant international long distance traffic. The Company has increased Axicorp's direct sales force and reduced its reliance on marketing through associations. In addition, Axicorp's switch network has been integrated into the Company's United States network through leased undersea trans-Pacific fiber circuits. Additionally, the Company has expanded Axicorp's service offerings in Australia, to include prepaid and calling cards. During the first quarter of 1997, the Company initiated a new marketing program aimed at ethnic consumers living in Australia who make high volumes of international calls. Media advertising to selected publications, as well as radio advertising are being employed. To date, the company has generated approximately 8,000 new residential customers from this program.


Initial Public Offering

On November 7, 1996 the Company completed an initial public offering of 5 million shares of its Common Stock and on November 21, 1996 sold an additional 750,000 shares to satisfy the Underwriters overallotment. The net proceeds to the Company (after deducting Underwriter discounts and offering expenses) was $54.4 million.

Primus Strategy

The Company's objective is to become a leading provider of international and domestic long distance voice, data and value-added services to its target customers. The Company's strategy to achieve this objective is to focus on providing a full range of competitively priced, high-quality services in the Targeted Regions. Key elements in the Company's strategy include:

 .  Focus on Customers with Significant International Long Distance Usage. The
     Company's primary focus is providing telecommunications services to small- and medium-sized businesses with significant international long distance traffic and to ethnic residential consumers and, on a wholesale basis, to other telecommunications carriers and resellers with international traffic. The Company believes that the international long distance market offers an attractive business opportunity given its size and, as compared to the domestic long distance market, its higher revenue per minute, gross margin and expected growth rate.

 . Pursue Early Entry into Selected Deregulating Markets. Primus seeks to be an early entrant into selected deregulating telecommunications markets where it believes there is significant demand for international long distance services, substantial growth and profit potential, and the opportunity to establish a customer base and achieve name recognition. The Company intends to use each Regional Hub as a base to expand into deregulating markets within the Targeted Regions and will focus its expansion efforts on major metropolitan areas with a high concentration of target customers with international traffic.

 . Implement Intelligent International Network. The Company expects that the continued strategic development of the Network will lead to reduced transmission and other operating costs as a percentage of net revenue, reduced reliance on other carriers and more efficient network utilization. The Company initially obtains additional transmission capacity on a variable-cost, per-minute basis, next acquires additional capacity on a fixed-cost basis when traffic volume makes such a commitment cost-effective, and ultimately purchases and operates its own facilities only when traffic levels justify such investment.

 . Deliver Quality Services at Competitive Prices. The Company intends to continue to maintain a low-cost structure in order to offer its customers international and domestic long distance services priced below that of its major competitors. In addition, the Company intends to continue to maintain strong customer relationships through the use of trained and experienced service representatives and the provision of customized billing services.

 . Provide a Comprehensive Package of Services. The Company seeks to continue to provide a comprehensive package of services to create "one-stop shopping" for its targeted customers' telecommunications needs, particularly for small-and medium-sized businesses and ethnic residential consumers that prefer a full service telecommunications provider.

Services

Primus offers a broad array of telecommunications services through its own global intelligent network and through interconnection with the networks of other carriers. While over time the Company intends to offer a broad range of bundled telecommunication services, the availability of services within a particular market depends upon regulatory constraints and the availability of services for resale.

The Company offers the following services in the United States, Australia and the United Kingdom:

     International and Domestic Long Distance. The Company provides international long distance voice services to over 200 countries and provides domestic long distance voice services within each of the Regional Hubs. On a market-by-market basis, access methods required to originate a call vary according to regulatory requirements and the existing domestic telecommunications infrastructure. In the United States, access methods available to the Company's customers include "1+", toll-free, dedicated (private line) and prefix code access. In Australia, the Company has recently completed installation of its own five switch network which is accessed through the use of dedicated and prefix code access. In Australia, the Company also is a reseller of service provided by Telstra and Optus. In the United Kingdom prefix code access is used to originate calls.

     Private Network Services. For business customers, the Company designs and implements international private network services that may be used for voice, data and video applications. The Company's Mexican operations consist exclusively of the provision of private network services to selected multinational corporations.

In addition, on a market-by-market basis, the Company provides on a stand alone and/or bundled basis the following services:

     Prepaid and Calling Cards. The Company offers prepaid and calling cards that may be used by customers for domestic and international telephone calls within and from their home country. With the Company's prepaid card service, a customer purchases a card that entitles the customer to make phone calls on the card up to some monetary limit. With the Company's calling card service, the customer selects a PIN. The account is then billed by Primus on a monthly basis as calls are made using the card. During 1996, the Company's calling cards were offered in the United States. In early 1997, the Company introduced global calling cards that enable customers to make telephone calls in most major countries while they are outside their home country.

     Cellular Services. The Company is one of four national dealers selling Telstra analog and digital cellular services in Australia.

     Local Switched Service. The Company intends to provide local service on a resale basis as part of its "one-stop shopping" marketing approach, subject to commercial feasibility and regulatory limitations. The Company currently provides local service in Australia.

     Toll-free Services. The Company currently provides domestic and international toll-free services in the United States and intends to offer such services in Australia and the United Kingdom.

The Company strives to provide personalized customer service and believes that the quality of its customer service is one of its competitive advantages. The Company's larger customers are actively covered by dedicated account and service representatives who seek to identify, prevent and solve problems. The Company provides toll-free, 24-hour a day customer service.

Network

The Company believes that the continued strategic development of its global intelligent Network (the "Network") will lead to reduced transmission and other operating costs as a percentage of net revenue and reduced reliance on other carriers. The Network consists of (i) a global backbone network connecting intelligent gateway switches in the Primary Service Regions, (ii) a domestic long distance network presence in each of the Regional Hubs and certain additional countries within the Primary Service Regions, and (iii) a combination of owned undersea fiber optic cable, leased facilities, resale arrangements, and correspondent agreements.

The Company has targeted North America, Asia-Pacific and Europe for the development of the Network. Within each of these Primary Service Regions, the Company has selected the United States (North America), Australia (Asia-Pacific) and the United Kingdom (Europe) as Regional Hubs for expansion into additional markets within the Primary Service Regions. These countries were selected based on their market size, potential growth and favorable regulatory environments. The Company has a domestic presence within each of these countries, and has interconnected the United States with Australia via leased circuits, and will connect the United States and United Kingdom via the TAT-12/13 and CANTAT-3 trans-Atlantic cable systems upon completion of the Company's London switch which is expected in the second quarter of 1997. The Company expects to expand into additional markets as deregulation occurs and the Company is permitted to offer a full range of switched public telephone services. The Company intends to use its United Kingdom operations to coordinate efforts to enter other major metropolitan European markets in the European Union, including those in France and Germany, in conjunction with the scheduled deregulation of the telecommunication industry in certain European Union countries in 1998.

The Network currently consists of international gateway switches in Washington, D.C., New York, Los Angeles, Toronto and Sydney and additional domestic switches in Melbourne, Brisbane, Perth and Adelaide. The Company is currently installing an international gateway switch in London.

These international gateway switches are connected to the domestic and international networks of both the Company and other carriers in a particular market, allowing the Company to provide seamless service and to package and market the voice services purchased from other carriers under the "Primus" brand name.

Customers

The Company's primary focus is providing telecommunications services, on a retail basis, to small- and medium-sized businesses with significant international long distance traffic and ethnic residential consumers and, on a wholesale basis, other carriers and resellers with international traffic.

Businesses. The Company's business sales and marketing efforts target small- and medium-sized businesses with significant international long distance traffic. The Company believes that these users are attracted to Primus primarily due to its significant price savings compared to first-tier carriers and, secondarily, its personalized approach to customer service and support, including customized billing and bundled service offerings.

Residential Consumers. The Company's residential sales and marketing strategy targets ethnic residential consumers who generate high international traffic volumes. The Company believes that these consumers are attracted to Primus because of its significant price savings as compared to first-tier carriers, simplified pricing structure, multilingual customer service and support and bundled service offerings.

Telecommunications Carriers and Resellers. The Company competes for the business of other telecommunications carriers and resellers primarily on the basis of price and, to a lesser extent, service quality. The Company believes that long distance services, when sold to telecommunications carriers and other resellers are, generally, a commodity product and therefore do not benefit from special sales or promotional efforts. Sales to these other carriers and resellers, however, help the Company maximize the utilization of the Network and thereby reduce the Company's fixed costs per minute of use.

Sales and Marketing

The Company markets its services through a variety of sales channels as summarized below:

Direct Sales Force. The Company's direct sales force is comprised of full-time employees who focus on small- to medium-sized business customers with substantial international traffic or traffic potential. The Company also employs full-time direct sales representatives focused on ethnic residential consumers and direct sales representatives who exclusively sell wholesale services to other long-distance carriers and resellers. Direct sales personnel are compensated with a base salary plus sales commissions.

The Company's direct sales efforts are organized into regional sales offices. The Company currently has offices in Washington, D.C., New York, Los Angeles, Houston, Tampa, Toronto, Mexico City, London, Melbourne, Sydney, Adelaide, Brisbane and Perth. These targeted metropolitan areas have a large number of small- and medium-sized businesses and significant ethnic populations.

Agents and Independent Sales Representatives. The Company supplements its direct sales efforts with agents and independent sales representatives. These agents and representatives, who typically focus on small- and medium-sized businesses, as well as ethnic residential consumers, are paid commissions based on long distance revenue generated. Within major metropolitan regions, the Company usually grants nonexclusive sales rights and requires its agents and representatives to maintain minimum quotas.

Telemarketing. The Company employs full-time telemarketing sales personnel to supplement sales efforts to ethnic residential consumers and small- and medium-sized business customers. From time to time, the Company also engages outside telemarketing agents to supplement its internal telemarketing efforts.

Associations. Axicorp markets telecommunications services in Australia to members of trade and professional associations. Axicorp develops tailored marketing materials jointly with each association, attends meetings and trade shows, sponsors events and advertises in newsletters. These associations receive a fee based on revenue generated by sales to its members.

Media and Direct Mail. The Company uses a variety of print, television and radio to increase name recognition in new markets. For example, the Company reaches ethnic residential consumers by print, media advertising campaigns in ethnic newspapers, and on ethnic radio and television programs.

Competition

The international telecommunications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. The Company believes that long distance service providers compete on the basis of price, customer service, product quality and breadth of services offered. The Company's Primary Service Regions have numerous competitors and there are limited barriers to entry in these markets. The Company believes that as international telecommunications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984. Prices for long-distance calls in several of the markets in which the Company competes have declined recently and are likely to continue to decrease.

Many of the competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than the Company. Additionally, many larger competitors have formed global alliances in an attempt to capture market share on a global basis.

The following is a brief summary of the competitive environment in each of the Company's Primary Service Regions:

United States. In the United States, which is the most competitive and among the most deregulated long distance markets in the world, competition is based upon pricing, customer service, network quality, and the ability to provide value-added services. AT&T is the largest supplier of long distance services, with

MCI and Sprint being the next largest providers. In the future, under provisions of recently enacted federal legislation, the Company anticipates that it will also compete with Regional Bell Operating Companies ("RBOCs"), Local Exchange Carriers ("LECs") and Internet providers in providing domestic and international long-distance services.

United Kingdom. The Company's principal competitors in the United Kingdom are British Telecom, the dominant supplier of telecommunications services in the United Kingdom, and Mercury, a subsidiary of Cable & Wireless. The Company also faces competition from licensed public telephone operators (which are constructing their own facilities-based networks), cable companies and switch-based resellers.

Australia. Australia is one of the most deregulated and competitive telecommunications markets in the Asia-Pacific region. The Company's principal competitors in Australia are Telstra, the dominant carrier, Optus and AAPT and a number of other switchless resellers. The Company believes that when carrier-status regulations are modified, currently expected to occur in mid to late 1997, competition in Australia will increase.

Government Regulation

As a multinational telecommunications company, Primus is subject to varying degrees of regulation in each of the jurisdictions in which it provides its services.

United States

In the United States, the Company's services are subject to the provisions of the Communications Act, the 1996 Telecommunications Act and the FCC regulations thereunder, as well as the applicable laws and regulations of the various states.

As a carrier offering services to the public, the Company must comply with the requirements of common carriage under the Communications Act, including the offering of service on a non-discriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of authorizations or any transfer of de jure or de facto control of the Company. The Company is classified as a non-dominant common carrier for domestic service and is not required to obtain specific prior FCC approval to initiate or expand domestic interstate services.

The FCC recently adopted an order in which it eliminated the requirement that non-dominant interstate carriers such as the Company maintain tarrifs on file with the FCC for Domestic interstate interexchange services. Should the appeals fail and the FCC's order become effective, the Company may benefit from the elimination of FCC tariffs by gaining more flexibility and speed in dealing with marketplace changes. However, the absence of tariffs will also require that the Company secure contractual agreements with its customers regarding many of the terms of its existing tariffs or face possible claims arising because the rights of the parities are no longer clearly defined.

Domestic Service Regulation. The 1996 Telecommunications Act is intended to increase competition in the United States telecommunications markets. The legislation opens the local services markets by requiring LECs to permit interconnection to their networks and by establishing LEC obligations with respect to unbundled access, resale, number portability, dialing parity, access to rights-of-way, mutual compensation and other matters. In addition, the legislation codifies the LECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The legislation also contains special provisions that eliminate the restrictions on the RBOCs and the GTE Operating Companies (the "GTOCs") from providing long distance services. The 1996 Telecommunications Act also addresses a wide range of other telecommunications issues that may potentially impact the Company's operations. It is unknown at this time precisely the nature and extent of the impact that the legislation will have on the Company.

On August 1, 1996, the FCC adopted the Interconnection Decision to implement the interconnection, resale and number portability provisions of the Telecommunications Act. Certain provisions of these rules have been appealed to various U.S. Courts of Appeals, which have been consolidated into proceedings currently pending before the U.S. Court of Appeals for the Eighth Circuit ("Eighth Circuit"). The Eighth Circuit has granted a temporary stay of certain provisions of the Interconnection Decision, including the pricing rules and rules that would have permitted new entrants to "pick and choose" among various provisions of existing interconnection agreements, pending a decision on the merits. All other provisions of existing interconnection agreements remain in effect pending resolution of the appeal on the merits.

State Regulation. The Company's intrastate long distance operations are subject to various state laws and regulations including, in most jurisdictions, certification and tariff filing requirements. The Company has received the necessary certificate and tariff approvals or has sought authority to provide intrastate long distance service in 48 states. The Company is subject to a variety of tariffing, filing, and reporting requirements imposed on authorized carriers by state PSC's. PSCs also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject the Company to increased price competition.

International Service Regulation. International common carriers, such as the Company, are required to obtain authority under Section 214 of the Communications Act and file a tariff containing the rates, terms, and conditions applicable to their services prior to initiating their international telecommunications services. The Company has obtained all required authorizations from the FCC to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services.

In addition to the general common carrier principles, the Company must conduct its international business in compliance with the FCC's international settlements policy ("ISP") the rules that establishes the permissible boundaries for U.S.-based carriers and their foreign correspondents to settle the cost of terminating each other's traffic over their respective networks.

As a U.S.-based international carrier, the Company is also subject to the FCC's uniform settlements policy designed to eliminate foreign carriers' incentives and opportunities to discriminate in their correspondent agreements among different U.S.-based carriers. To implement this policy, the FCC also adopted the principle of proportionate return to ensure that competing U.S.-based carriers have roughly equitable opportunities to receive the return traffic that reduces the marginal cost of providing international service. The FCC recently revised its rules to permit more flexibility in its international settlements policy as a method of achieving lower cost-based accounting rates as more competition is introduced in foreign markets and proposed new rules to lower the price of providing international services. These and other changes may provide more flexibility to the Company and its competitors to respond more rapidly to changes in the global telecommunications market. The Company intends, where possible, to take advantage of lowered accounting rates and flexible arrangements. The Company cannot predict how the FCC will resolve pending international policy issues or how such resolutions will affect its international business.

Changing Regulations. Regulation of the telecommunications industry is changing rapidly both domestically and globally. The FCC is considering a number of international service issues in the context of several policy rulemaking proceedings and in response to specific petitions and applications filed by other international carriers. The Company is unable to predict how the FCC will resolve the pending international policy issues or how such resolution will affect its international business. In addition, the World Trade Organization recently reached a 68-nation agreement on communications services, which reflects efforts to dismantle government-owned telecommunications monopolies throughout Europe, Asia and India. Although the Company believes that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that the agreement will be implemented in a manner that would benefit the Company.

United Kingdom

In the United Kingdom, the provision of the Company's services is subject to the provisions of the U.K. Telecommunications Act. The Secretary of State for Trade and Industry, acting on the advice of the U.K. Department of Trade and Industry (the "DTI") is responsible for granting UK telecommunications licenses, while the Director General of Telecommunications (the "Director General") and Oftel are responsible for enforcing the terms of such licenses. Oftel attempts to promote effective competition both in networks and in services to redress anticompetitive behavior. The Company is also subject to general European Union law.

Until 1981, British Telecom was virtually the sole provider of public telecommunications services throughout the United Kingdom. This virtual monopoly ended when, in 1981, the British government granted Mercury a license to run its own telecommunications system under the British Telecommunications Act 1981. Both British Telecom and Mercury are licensed under the subsequent U.K. Telecommunications Act to run transmission facilities-based telecommunications systems and provide telecommunications services. In 1991, the British government established a "multi-operator" policy to replace the duopoly that had existed between British Telecom and Mercury. Under the multi-operator policy, the DTI will recommend the grant of a license to operate a telecommunications network to any applicant that the DTI believes has a reasonable business plan and where there are no other overriding considerations not to grant such license. All public telecommunications operators and international simple resellers operate under individual licenses granted by the Secretary of State for Trade and Industry pursuant to the U.K. Telecommunications Act. Any telecommunications system with compatible equipment that is authorized to be run under an individual license is permitted to interconnect to British Telecom's network. Under the terms of British Telecom's license, it is required to allow any such licensed operator to interconnect its system to British Telecom's system, unless it is not reasonably practicable to do so (e.g., due to incompatible equipment).

The Company's subsidiary, Primus Telecommunications, Inc., holds an ISR license that authorizes it to provide switched voice services over leased private lines to all international points. In addition, the Company recently received a license to provide international facilities-based voice services.

Australia.

In Australia, the provision of the Company's services is subject to federal regulation pursuant to the Telecom Act and federal regulation of anti-competitive practices pursuant to the Trade Practices Act 1974. In addition, other federal legislation, various regulations pursuant to delegated authority and legislation, ministerial declarations, codes, directions, licenses, statements of the Commonwealth Government policy and court decisions affecting telecommunications carriers also apply to the Company.

The Australian market is undergoing deregulation in two phases. The first phase of the deregulation process commenced in 1991 and continued in 1992 with (1) the enactment of the Telecom Act, (2) the corporatization of the local PTT, Telecom Australia, into the corporation now known as Telstra, (3) the creation and licensing of a second general carrier, Optus, (4) an agreement by the Australian Government with Optus not to grant another general carrier license before July 1, 1997, (5) the creation of a system to enable service providers to compete with the carriers in the provision of telecommunications services from 1992, (6) the licensing of Vodafone as a third digital mobile carrier, and (7) a declared Government policy of achieving full competition by July 1, 1997, subject to regulation by the Australian Government and the telecommunications regulatory authority (at the present time, AUSTEL), and also by the competition regulatory authority, the Australian Competition and Consumer Commission, which is expected to be given new jurisdiction over competition aspects of the Australian telecommunications industry. These regulatory authorities will have responsibility for economic and technical regulation of the telecommunications industry as well as promoting competition and protecting consumers.

Axicorp Acquisition

On March 1, 1996, the Company acquired Axicorp Pty., Ltd. for $5.7 million in cash, including transaction costs, 455,000 shares of Series A Stock (subsequently converted into 1,538,355 shares of Common Stock on November 7, 1996, the date of the Company's Initial Public Offering) and $8.1 million of seller financing recorded on a discounted basis. As security for payment of the seller financing, the sellers have collateral security interests in all of the outstanding Axicorp shares, 27% as registered owner, which will be registered in the Company's name upon payment of the seller financing, and 73% pursuant to share mortgage. In turn, the Company is holding 839,617 shares of common stock issued to the individual sellers as collateral for the 27% of the Axicorp shares registered in their names. These shares of common stock will be released to the sellers once the remaining Axicorp shares are received.

Employees

The following table summarizes the number of full-time employees of the Company as of December 31, 1996, by region and classification:

                                                 Asia-   United Kingdom/
                                 North America  Pacific      Europe       Total
                                 -------------  -------  ---------------  -----
Management and Administrative         11           22         20           53
Sales and Marketing                   39           60         40          139
Customer Service and Support          18           28          9           55
Technical                             14           50          4           68
                                     ---          ---        ---          ---
      Total                           82          160         73          315
                                     ===          ===        ===          ===

The Company has never experienced a work stoppage, and none of its employees is represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

ITEM 2.  Properties

The Company currently leases its corporate headquarters which is located in Vienna, Virginia. Additionally, the Company also leases administrative and sales office space in Washington D.C., New York, Los Angeles, Tampa, Mexico City, Toronto, Melbourne, Sydney, Bisbane, Perth, Adelaide, and London. Total leased space approximates 110,000 square feet and the total annual lease costs are approximately $1.7 million. The operating leases expire at various times through 2006.

Certain communications equipment which includes network switches and transmission lines are leased through operating and capital leases.

Management believes that the Company's present administrative and sales office facilities are adequate for its anticipated operations, and that similar space can readily be obtained as needed. The Company believes the current leased facilities to house the communications equipment is adequate. However, as the Company's network of switches grows, the Company will have to lease additional locations to house the new equipment.

ITEM 3.  Legal Proceedings

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company believes the outcome of pending legal proceedings to which the Company is a party will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

By written consent of the Company's stockholders effective October 4, 1996, the Company's stockholders resolved:

1. To amend the Company's Certificate of Incorporation, effective immediately prior to the effectiveness of the Company's Registration Statement filed with the Securities and Exchange Commission (the "Registration Statement") in connection with the Company's initial public offering (the "Offering"), in order to (i) amend the Certificate of Incorporation of the Company to increase the authorized number of shares of common stock of the Company to 40,000,000 shares, and (ii) amend the Employee Stock Option Plan and the Director Stock Option Plan of the Company to increase the number of shares common stock issuable thereunder to account for the proportional increase in the number of shares which will be issued upon the exercise of options granted and grantable under each plan;

2. To amend and restate the Company's By-Laws in their entitety, effective immediately prior to the completion of the Offering; and

3. To classify the Board of Directors upon completion of the Offering into three classes serving for staggered three-year terms, and to elect the following directors as a member of the class indicated next to each nominee's name below, effective upon completion of the Offering, to serve until the annual meeting of stockholders indicated next to each nominee's name:


                                                        Year of Annual Meeting
                                                          at which Class will
         Name                         Class                 next be Elected
         ----                         -----                 ---------------
Herman Fialkov                          I                         1997
David E. Hershberg                      I                         1997
John Puente                             II                        1998
K. Paul Singh                          III                        1999
John F. DePodesta                      III                        1999

The Registration Statement became effective on November 7, 1996 and the Offering was completed on November 21, 1996. The action was approved by written consent of a majority of the holders of the outstanding shares of common stock of the Company. There were no votes against any of the matters presented and no abstentions.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

The Company's Common Stock, par value $.01 per share (the "Common Stock"), commenced trading on the Nasdaq Stock Market on November 7, 1996 under the symbol "PRTL". Prior to that date there was no established public trading market for the Common Stock. The following table sets forth, for the period indicated, the high and low sales prices of the Company's Common Stock.


Period                                                    High      Low
------                                                    ----      ---

November  7, 1996 through December 31,1996               $14 5/8    $10 1/2

Dividend Policy

The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, and may be restricted by future credit arrangements entered into by the Company. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future.


Holders

As of March 14, 1997, the Company had approximately 366 holders of record of its Common Stock.

Recent Sales of Unregistered Securities

On February 15, 1996, Teleglobe USA, Inc. invested in the Company by purchasing 410,808 shares of the Company's Common Stock for $1,458,060. On March 1, 1996, in connection with the Company's purchase of Axicorp, former stockholders of Axicorp received 455,000 shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share.

In addition, on July 31, 1996, Primus completed the sale of 965,999 shares of Common Stock to the (i) Quantum Industrial Partners LDC, the principal operating subsidiary of Quantum Industrial Holdings Ltd., an investment fund advised by Soros Fund Management, a private investment firm owned by Mr. George Soros,
(ii) Winston Partners II LDC, the principal operating subsidiary of Winston Partners II Offshore Ltd., an investment fund advised by Chatterjee Management Company, a private entity owned by Dr. Purnendu Chatterjee, (iii) Winston Partners II LLC, an investment fund advised by Chatterjee Management Company and
(iv) S-C Phoenix Holdings, L.L.C., an investment vehicle owned by affiliates of Mr. Soros and Dr. Chatterjee (collectively, the "Soros/Chatterjee Group"), for an aggregate purchase price of approximately $8.0 million. The Soros/Chaterjee Group also purchased, for an additional $8.0 million, warrants ("Soros/Chatterjee Warrants") which afford the Soros/Chatterjee Group the right to receive, upon exercise, an indeterminate number of shares of Common Stock with a fair market value of $10.0 million as of the date of exercise, plus up to 627,899 additional shares of Common Stock. Except for 338,100 shares which are currently exercisable, the Soros/Chatterjee Warrants are exercisable on or after July 31, 1997 and until July 31, 1999. The Soros/Chatterjee Warrants are entitled to certain customary antidilution protection in the event of stock splits, stock dividends, reorganizations and other similar events.

No underwriter or placement agent participated in any of the foregoing issuances of securities and no commission were paid.

The Company believes that the transactions described above were exempt from registration under Section 4 (2) of the Securities Act because the subject securities were, respectively sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or to have had a preexisting business or personal relationship with the Company or its management and was purchasing for investment without a view to further distribution.


ITEM 6.  Selected Financial Data

The following sets forth selected financial data of the Company from inception through December 31, 1996. The historical selected financial data as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and the period from February 4, 1994 to December 31, 1994 have been derived from the historical financial statements of the Company.

Statement of Operations Data:
(For the Period Ended)                      1996       1995     1994
                                          ---------  --------  -------
(in thousands except per share data)

Net revenue                               $172,972   $ 1,167   $    0
Gross margin                              $ 14,127   $  (217)  $    0
Selling, general, administrative          $ 20,114   $ 2,024   $  557
 expenses
Loss from operations                      $ (8,151)  $(2,401)  $ (569)
Net loss                                  $ (8,764)  $(2,425)  $ (577)
Net loss per common and common share
equivalents                                 $(0.63)   $(0.22)  $(0.07)

Balance Sheet Data:
 (As of December 31,)

Total assets                              $140,560   $ 5,042   $  487
Total long term obligations               $ 17,248   $   528   $   13
Total Stockholders' equity (deficit)      $ 76,440   $ 2,562   $  (71)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Overview


Primus is a multinational telecommunications company that focuses on the provision of international and domestic long distance services. The Company has targeted North America, Asia-Pacific and Europe as its Primary Service Regions. The Company currently provides services in the United States, Australia and the United Kingdom. The Company was founded in February 1994 and through the first half of 1995 was a development stage enterprise involved in various start-up activities including raising capital, obtaining licenses, acquiring equipment, leasing space, developing markets and recruiting and training personnel. The Company began generating revenue during March 1995. The Australian operations are the result of the Company's March 1, 1996 acquisition of Axicorp.

The Company has generated net revenue from internal growth through focused sales and marketing efforts on a retail basis toward small- and medium-sized businesses with significant international long distance traffic and ethnic residential consumers and, on a wholesale basis, to other telecommunications carriers and resellers with international traffic.

Net revenue is earned based on the number of minutes billed by the Company and is recorded upon completion of a call. The Company generally prices its services at a savings compared to the major carriers operating in the Company's Primary Service Regions. The Company's net revenue in the United States is derived from carrying a mix of business, consumer and wholesale carrier long distance traffic. In Australia, net revenue is currently derived from the provision of long distance services and from the provision of local and cellular services, primarily to small- and medium- sized businesses. In the United Kingdom, net revenue is derived from the provision of long distance services, primarily to ethnic residential consumers, as well as to small- and medium-sized businesses.

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


Other Operating Data

The following information for the three months ended December 31, 1996 and September 30, 1996 is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes. Net revenue is comprised of domestic and international long distance for all geographical regions. Additionally, Australian net revenue includes local, cellular, access and other services and dealership income.

                                (in thousands)

Three months ended December 31, 1996:

                                                  Minutes of Long Distance Use
                                       Net     ---------------------------------
                                     Revenue    International  Domestic   Total
                                    ---------  -------------- ----------  ------
North America                         $ 5,991     12,160         5,533    17,693
Australia                              46,647      1,876        58,336    60,212
United Kingdom                          3,100      3,192         3,051     6,243
                                    ---------  ---------      --------  --------

Total                                 $55,738     17,228        66,920    84,148
                                    =========  =========      ========  ========

Three months ended September 30, 1996:

                                                  Minutes of Long Distance Use
                                       Net     ---------------------------------
                                     Revenue    International  Domestic   Total
                                    ---------  -------------- ----------  ------

North America                         $ 4,895     9,199         3,972     13,171
Australia                              45,351     1,967        56,932     58,899
United Kingdom                          1,573     1,713         1,512      3,225
                                    ---------  ---------      --------  --------
Total                                 $51,819    12,879        62,416     75,295
                                    =========  =========      ========  ========

Results of operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995

Net revenue increased $171.8 million, from $1.2 million for the year ended December 31, 1995 to $173.0 million for the year ended December 31, 1996. Of the increase, $151.3 million was associated with the Company's Australian operations, which were acquired March 1, 1996, while the remaining $20.5 million of net revenue growth was associated primarily with the commencement and expansion of the Company's operations in the United States and the United Kingdom.

Cost of revenue increased $157.4 million, from $1.4 million for the year ended December 31, 1995 to $158.8 million for the year ended December 31, 1996 as a direct result of the increased net revenue. Most of the Company's cost of revenue are variable, since the Company had limited Network during this period and functioned primarily as a switchless reseller. The cost of revenue in the United States reflects the start-up nature of the network operations and traffic being carried on more expensive carriers until adequate capacity on lower cost carriers could be established.

Selling, general and administrative expenses increased $18.1 million, from $2.0 million to $20.1 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Approximately $11.4 million of the increase was attributable to the ten months of activity associated with the Australian operations and the remaining $6.7 million related to the non-Australia operations as a result of increased staffing levels, increased sales and marketing activity and network operations costs. The non-Australian selling, general and administrative costs as a percentage of non-Australian net revenue for the year ended December 31, 1996 was 40% which is reflective of the growth in the infrastructure necessary to support future non-Australian net revenues. The Australian selling, general and administrative expense as a percentage of Australian net revenue was 7.5% for the ten months ended December 31, 1996.

Depreciation and amortization increased from $0.2 million for the year ended December 31, 1995 to $2.2 million for the year ended December 31, 1996. The majority of the increase is a result of the acquisition of Axicorp and is comprised of amortization of goodwill and the customer list which totaled $1.3 million. The remaining depreciation is related primarily to Axicorp's assets and increased depreciation expense for the Company as a result of additional capital expenditures for switching and network related equipment.

Other income (expense) for the year ended December 31, 1996 related to foreign currency transaction losses on the Australian dollar-denominated debt incurred by the Company payable to the sellers for its acquisition of Axicorp as a result of the appreciation of the Australian dollar against the U.S. dollar during the period.

Income taxes were primarily attributable to the operations of Axicorp for the ten months from the date of purchase, and represents the amount of expense for Australian taxes.

Results of operations for the year ended December 31, 1995 compared to the period from inception (February 4, 1994) to December 31, 1994

Net revenue and cost of revenue in 1995 were $1.2 million and $1.4 million, respectively. During the period ended December 31, 1994, the Company did not have net revenue or cost of revenue as it was in the development stage and involved in various start-up activities including raising capital, obtaining licenses, acquiring equipment, leasing space, developing markets, and recruiting and training personnel. In March 1995, the Company began generating net revenue and associated cost of revenue.

Gross deficit for 1995 was $0.2 million. As the Company began generating revenue in 1995, there were fixed network costs that were not offset by the net revenue generated.

Selling, general and administrative expenses increased from $0.6 million in 1994 to $2.0 million in 1995. The increase was primarily due to additional costs incurred to support the formation of the Company's administrative, management, sales and operations personnel.

Depreciation and amortization was $0.2 million in 1995. The depreciation and amortization expense was directly related to the purchase of Network equipment, including the Company's switch in Washington, D.C.

Liquidity and Capital Resources

The Company's liquidity requirements arise from net cash used in operating activities; purchases of network equipment including switches, related equipment, and international fiber cable capacity; and interest and principal payments on outstanding indebtedness, including capital leases. The Company has financed its growth through private placements, the initial public offering of its common stock and capital lease financing. Net cash provided by financing activities was $79.5 million for the year ended December 31, 1996 and $4.5 million for the year ended December 31, 1995. In January 1996 and July 1996, the Company completed private placements of common stock generating net proceeds of approximately $4.7 million and $15.8 million, respectively. In November 1996, the Company completed an initial public offering of its common stock which generated net proceeds of approximately $54.4 million (after deducting Underwriters discounts and offering expenses).

Net cash used in operating activities was $6.9 million for the year ended December 31, 1996 and $2.0 million for the year ended December 31, 1995. The increased cash usage was the result of an increase in the net loss partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was $39.6 million for the year ended December 31, 1996 and $0.4 million for the year ended December 31, 1995. The cash utilized during the year ended December 31, 1996 includes $12.7 million for capital expenditures to expand the Network and $1.7 million for the purchase of Axicorp net of cash acquired.

The Company believes that the net proceeds from the initial public offering, together with the net proceeds from the July 1996 private placement and future capital lease financing, will be sufficient to fund the Company's net cash used in operating activities, capital expenditures and other cash needs for the next twelve months.

The Company expects to seek additional long term financing in the near term, which if sought and obtained, would extend the period of time before which the Company reasonably believes it would require additional financing. No assurance can be given that such long term financing will be sought, or, if sought, will be obtained on commercially reasonable terms or at all.

Special Note Regarding Forward Looking Statements

Statements in this annual report on Form 10-K, including those concerning the Company's expectations of future sales, net revenue, gross profit, net income, network development, traffic development, capital expenditures, selling, general and administrative expenses, service introductions and cash requirements include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors which could cause results to differ from expectations include risks associated with:

      Limited Operating History; Entry into Developing Markets. The Company was founded in February 1994, began generating revenue in March 1995 and acquired its current principle operating subsidiary, Axicorp, in March 1996. The Company's prospects should be considered in light of risks, expenses, problems and delays inherent in establishing a new business in a rapidly changing industry.

      Managing Rapid Growth. The Company's strategy is to grow rapidly which has placed, and is expected to continue to place, a significant strain on the Company. In order to manage its growth effectively, the Company must continue to implement and improve its operational and financial systems and controls, purchase and utilize other transmission facilities, and expand, train and manage its employees, all within a rapidly-changing regulatory environment. Inaccuracies in the Company's forecast of traffic could result in insufficient or excessive transmission facilities and disproportionate fixed expenses.

      Need for Additional Financing. In order to achieve future growth to, among other things, continue the construction of its Network, expand its service offerings and its customer base, and capitalize upon unanticipated opportunities, the Company expects to require financing beyond that which its current capital resources will permit. To obtain such financing, the Company will have to raise additional capital from public or private equity or debt sources. There can be no assurance that such additional capital will be available to the Company on commercially-reasonable terms or at all.

      Intense Competition. The long distance telecommunications industry is intensely competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. Competition in all of the Company's markets is likely to increase and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is more likely to become more similar to the intense competition in the United States. Many of the Company's competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than the Company, a broader portfolio of service offerings, greater control over transmission lines, and have stronger name recognition and customer loyalty, as well as long-standing relationships with the Company's target customers. In addition, many of the Company's competitors enjoy economies of scale that result in a lower cost structure for transmission and related costs which could cause significant pricing pressures within the industry.

      Dependence on Transmission Facilities-Based Carriers. The Company's ability to maintain and expand its business is dependent upon whether the Company continues to maintain favorable relationships with the transmission facilities based carriers from which the Company leases transmission lines.

      International Operations. In many international markets, the existing carrier will control access to the local networks, enjoy better brand recognition and brand and customer loyalty, and have significant operational economies, including a larger backbone network and correspondent agreements. Moreover, the existing carrier may take many months to allow competitors, including the Company, to interconnect to its switches within its territory. There can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, obtain access to local transmission facilities or to market services in international markets. In addition, operating in international markets generally involves additional risks, including: unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; problems in collecting accounts receivables; political risks; fluctuations in currency exchange rates; foreign exchange controls which restrict repatriation of funds; technology export and import restrictions; seasonal reductions in business activity during the summer months; and potentially adverse tax consequences.

      Dependence on Effective Information Systems: The Company's management information systems will have to grow as the Company's business expands and will have to change as new technological developments occur. There can be no assurance that the Company will not encounter delays or cost-overruns or suffer adverse consequences in implementing new systems when required.

      Industry Changes. The international telecommunications industry is changing rapidly due to deregulation, privatization, technological improvements, expansion of infrastructure and the globalization of the world's economies. In order to compete effectively, the Company will have to adjust its contemplated plan of development to meet changing market conditions. The telecommunications industry is marked by the introduction of new product and service offerings, increased satellite transmission capacity for use by competitors and other technological improvements. The Company's profitability will depend on its ability to anticipate, access and adapt to rapid technological changes and its ability to offer, on a timely and cost-effective basis, services that meet evolving industry standards.

      Network Development. The long-term success of the Company is dependent upon its ability to design, implement, operate, manage and maintain the Network, activities in which the Company has limited experience. The Company could experience delays or cost overruns in the implementation of the Network which could have a material adverse effect on the Company.

      Dependence on Key Personnel. The loss of the services of K. Paul Singh, the Company's Chairman and Chief Executive Officer, or the services of its other key personnel, or the inability of the Company to attract and retain additional key management, technical and sales personnel (for which competition is intense in the telecommunications industry), could have a material adverse effect upon the Company.

      Government Regulation. The Company's operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on the Company, or that regulators or third parties will not raise material issues with regard to the Company's compliance or non-compliance with applicable regulations, any of which could have a material adverse effect upon the company.

ITEM 8.  Financial Statements and Supplementary Data


                                                                          Page
                                                                          ----

Independent Auditors' Report                                              F-2

Consolidated Financial Statements

    Consolidated Statements of Operations for the years ended
      December 31, 1996 and 1995 and for the period February 4, 1994
      to December 31, 1994                                                F-3

    Consolidated Balance Sheets - December 31, 1996 and 1995              F-4

    Consolidated Statements of  Stockholders' Equity (Deficit) for
      the years ended December 31, 1996 and 1995 and for the
      period February 4, 1994  to December 31, 1994                       F-5

    Consolidated Statements of Cash Flows for the years ended
      December 31,1996 and 1995 and for the period February 4,
      1994 to December 31, 1994                                           F-6

    Notes to the Consolidated Financial Statements                        F-7

                                    PART III

The information required by Part III will be provided in the Company's definitive proxy statement for the Company's 1996 annual meeting of shareholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 1997, and is incorporated herein by this reference to the following extent.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 10. Directors and Executive Officers of the Registrant

Information relating to directors of the Company is set forth under the caption entitled "Election of Directors" in the Company's 1996 Proxy Statement and is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in the Company's 1996 Proxy Statement under the caption "Executive Officers, Directors and Key Employees" and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information regarding compensation of officers and directors of the Company is set forth under the caption entitled "Executive Compensation" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding ownership of certain of the Company's securities is set forth under the captions entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related Transactions" in the Company's 1996 Proxy Statement and is incorporated herein by reference.


                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

a)   Financial Statements and Schedules

        The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

        Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

b)  Reports on 8-K

        No reports on Form 8-K were filed during the last quarter of fiscal 1996

c)  Exhibit listing


     Exhibit
     Number    Description
     ------    -----------
     3.1       Amended and Restated Certificate of Incorporation, Incorporated
               by reference - Exhibit 3.1 of the Company's Registration
               Statement of Form S-1 (No. 333-10875).

     3.2       Certificate of Amendment of Certificate of Incorporation

     3.3       Amended and Restated By-Laws , Incorporated by reference -
               Exhibit 3.2 of the Company's Registration Statement of Form S-1
               (No. 333-10875).

     4.1       Specimen Certificate of the Company's Common Stock, par value
               $.01 per share, Incorporated by reference - Exhibit 4.1 of the Company's Registration Statement of Form S-1 (No. 333-10875).

     10.1 Share Acquisition Deed, dated March 1, 1996, between the Company and the shareholders of Axicorp Pty., Ltd. Incorporated by reference - Exhibit 10.1 of the Company's Registration Statement of Form S-1 (No. 333-10875).

     10.2      Switched Transit Agreement, dated June 5, 1995, between Teleglobe
               USA, Inc. and the Company for the provision of services to India.
               Incorporated by reference - Exhibit 10.2 of the Company's
               Registration Statement of Form S-1 (No. 333-10875).

     10.3      Hardpatch Transit Agreement, dated February 29, 1996, between
               Teleglobe USA, Inc. and the Company for the provision of services to Iran. Incorporated by reference - Exhibit 10.3 of the Company's Registration Statement of Form S-1 (No. 333-10875).

     10.4      Agreement for Billing and Related Services, dated February 23,
               1995, between the Company and Electronic Data System Inc.
               Incorporated by reference - Exhibit 10.4 of the Company's
               Registration Statement of Form S-1 (No. 333-10875).

     10.5      Employment Agreement, dated June 1, 1994, between the Company and
               K. Paul Singh, Incorporated by reference - Exhibit 10.5 of the
               Company's Registration Statement of Form S-1 (No. 333-10875).

     10.6      Primus Telecommunications Group, Incorporated 1995 Stock Option
               Plan, Incorporated by reference - Exhibit 10.6 of the Company's
               Registration Statement of Form S-1 (No. 333-10875).

     10.7      Primus Telecommunications Group, Incorporated 1995 Director Stock
               Option Plan, Incorporated by reference - Exhibit 10.7 of the
               Company's Registration Statement of Form S-1 (No. 333-10875).

     10.8      International Correspondent Agreement between the Honduras
               Telecommunications Company and the Company dated November 30,
               1995, Incorporated by reference - Exhibit 10.8 of the Company's
               Registration Statement of Form S-1 (No. 333-10875).


     Exhibit
     Number    Description
     ------    -----------

     10.9      Shareholders Agreement dated February 22, 1996, among Teleglobe
               USA, Inc., K. Paul Singh and the Company, Incorporated by reference - Exhibit 10.9 of the Company's Registration Statement of Form S-1 (No. 333-10875).

     10.10     Securityholders' Agreement, dated July 31, 1996, among the
               Company, K. Paul Singh, Quantum Industrial Partners LDC, S-C
               Phoenix Holdings, L.L.C., Winston Partners II LDC and Winston
               Partners LLC, Incorporated by reference - Exhibit 10.10 of the
               Company's Registration Statement of Form S-1 (No. 333-10875).

     10.11     Registration Rights Agreement, dated July 31, 1996, among the
               Company, Quantum Industrial Partners LDC, S-C Phoenix Holdings,
               L.L.C., Winston Partners II LDC and Winston Partners LLC,
               Incorporated by reference - Exhibit 10.11 of the Company's
               Registration Statement of Form S-1 (No. 333-10875).

     10.12 Service Provider Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd. dated May 3, 1995, Incorporated by reference - Exhibit 10.12 of the Company's Registration Statement of Form S-1 (No. 333-10875).

     10.13     Dealer Agreement between Telstra Corporation Limited and Axicorp
               Pty., Ltd. dated January 8, 1996, Incorporated by reference -
               Exhibit 10.13 of the Company's Registration Statement of Form S-1
               (No. 333-10875).

     10.14     Hardpatch Transit Agreement dated October 5, 1995 between
               Teleglobe USA, Inc. and the Company for the provision of services to India, Incorporated by reference - Exhibit 10.14 of the Company's Registration Statement of Form S-1 (No. 333-10875).

     10.15     Securities Purchase Agreement dated as of July 31, 1996 among the
               Company, Quantum Industrial Partners LDC, S-C Phoenix Holdings
               L.L.C, Winston Partners II LLC, and Winston Partners II, LDC,
               Incorporated by reference - Exhibit 10.15 of the Company's
               Registration Statement of Form S-1 (No. 333-10875).

     11.1      Statement re: Computation of Earnings Per Share

     21.1      Subsidiaries of the Registrant, Incorporated by reference -
               Exhibit 22.1 of the Company's Registration Statement of Form S-1
               (No. 333-10875).

     24.1      Power of Attorney (included on page 21 of this 10-K)

     27.1      Financial Data Schedule for the Company for the year ended
               December 31, 1996

                                  SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED


By:  /s/ K. Paul Singh          Chairman of the Board, President and
     -----------------          Chief Executive Officer
        K. Paul Singh


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Paul Singh and Neil L. Hazard, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 1996, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                  Title                                                    Date
---------                  -----                                                    ----

 /s/  K. Paul Singh        Chairman, President and Chief Executive                  March 27, 1997
--------------------------  Officer (principal executive officer) and
      K.  Paul Singh        Director

 /s/  Neil L. Hazard       Executive Vice President and Chief Financial             March 27, 1997
--------------------------  Officer (principal financial officer and principal
      Neil L. Hazard        accounting officer)

 /s/  John F. DePodesta    Executive Vice President, Law and Regulatory             March 27, 1997
--------------------------  Affairs and Director
      John F. DePodesta

 /s/  Herman Fialkov       Director                                                 March 27, 1997
--------------------------
      Herman Fialkov

 /s/  David E. Hershberg   Director                                                 March 27, 1997
--------------------------
      David E. Hershberg

 /s/  John Puente          Director                                                 March 27, 1997
--------------------------
      John Puente

                       INDEX TO FINANCIAL STATEMENTS AND
                                   EXHIBITS




                                                                       Page
                                                                       ----

Independent Auditors' Report                                           F-2

Consolidated Financial Statements:

        Consolidated Statements of Operations for the
           years ended December 31, 1996 and 1995
           and for the period February 4, 1994 to
           December 31, 1994                                           F-3
        Consolidated Balance Sheets -December 31, 1996
           and 1995                                                    F-4
        Consolidated Statements of Stockholders' Equity (Deficit)
           for the years ended December 31, 1996 and 1995
           and for the period February 4, 1994 to
           December 31, 1994                                           F-5
        Consolidated Statements of Cash Flows for the
           years ended December 31, 1996 and 1995
           and for the period February 4, 1994 to
           December 31, 1994                                           F-6

        Notes to Consolidated Financial Statements                     F-7

Exhibits:

        Exhibit 11 - Computations of Earnings per Share                E-1

        Exhibit 27 - Financial Data Schedule                           E-2

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Primus Telecommunications Group, Incorporated

We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1996 and 1995, and the period from February 4, 1994 (date of incorporation) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, and the period from February 4, 1994 (date of incorporation) to December 31, 1994, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Washington,  D.C.
February 5, 1997

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)








                                                                 Period from
                                        For the Year Ended       February 4,
                                          December 31,              1994 to
                                       ----------------------     December 31,
                                           1996       1995          1994
                                       ----------- ----------    -------------
NET REVENUE                              $172,972     $1,167       $   -
COST OF REVENUE                           158,845      1,384           -
                                       ----------  ---------     ------------
GROSS MARGIN (DEFICIT)                     14,127       (217)          -
                                       ----------  ---------     ------------
OPERATING EXPENSES
 Selling, general and administrative       20,114      2,024              557
 Depreciation and amortization              2,164        160               12
                                       ----------  ---------     ------------

   Total operating expenses                22,278      2,184              569
                                       ----------  ---------     ------------

LOSS FROM OPERATIONS                       (8,151)    (2,401)            (569)

INTEREST EXPENSE                             (857)       (59)             (13)
INTEREST INCOME                               785         35                5
OTHER INCOME (EXPENSE)                       (345)       -             -
                                       ----------  ---------     ------------

LOSS BEFORE INCOME TAXES                   (8,568)    (2,425)            (577)
INCOME TAXES                                 (196)       -             -
                                       ----------  ---------     ------------

NET LOSS                                  ($8,764)   ($2,425)           ($577)
                                       ==========  =========     ============
NET LOSS PER COMMON AND
   COMMON SHARE EQUIVALENT                 ($0.63)    ($0.22)          ($0.07)
                                       ==========  =========     ============

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON SHARE
   EQUIVALENTS OUTSTANDING                  13,869     10,892           8,560
                                       =========== ==========    ============



                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)



                                                                                               December 31,
                                                                                          1996             1995
                                                                                      -----------       ----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................        $35,474            $2,296
   Short term investments.......................................................         25,125                --
   Accounts receivable (net of allowance of $2,585 and $132)....................         35,217               665
   Prepaid expenses and other current assets....................................            910               388
                                                                                       --------           -------
           Total current assets.................................................         96,726             3,349
PROPERTY AND EQUIPMENT - Net....................................................         16,596               949
INTANGIBLES - Net...............................................................         21,246                --
DEFERRED INCOME TAXES...........................................................          4,951                --
OTHER ASSETS....................................................................          1,041               744
                                                                                       --------           -------
   TOTAL ASSETS.................................................................       $140,560           $ 5,042
                                                                                       ========           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable.............................................................       $ 32,675            $1,284
   Accrued expenses and other current liabilities...............................          8,778               668
   Deferred income taxes........................................................          5,419                --
   Current portion of long-term obligations.....................................         10,572               102
                                                                                       --------           -------
           Total current liabilities............................................         57,444             2,054
LONG TERM OBLIGATIONS...........................................................          6,676               426
                                                                                       --------           -------
      Total liabilities.........................................................         64,120             2,480
                                                                                       --------           -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value - authorized 2,455,000 shares;
      none issued and outstanding..............................................              --                --
      Common stock, $.01 par value - authorized 40,000,000 and
      16,905,000 shares; issued and outstanding, 17,778,731 and
      7,063,491 shares.........................................................             178                71
   Additional paid-in capital..................................................          88,106             5,496
   Accumulated deficit.........................................................         (11,766)           (3,002)
   Cumulative translation adjustment...........................................             (78)               (3)
                                                                                       --------           -------
      Total stockholders' equity...............................................          76,440             2,562
                                                                                       --------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................        $140,560           $ 5,042
                                                                                       ========           =======

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)



                                       Preferred Stock  Common Stock      Additional                Cumulative     Stockholders'
                                       ---------------  ---------------    Paid-In   Accumulated    Translation       Equity
                                        Shares  Amount   Shares  Amount    Capital     Deficit      Adjustment       (Deficit)
                                       ------- -------- ------- -------   ---------  -----------    ----------     -------------
BALANCE, FEBRUARY 4, 1994
  (DATE OF
  INCORPORATION)                          -    $  -        -    $     -  $        -  $    -          $   -          $          -
  Issuance of "founder's stock" to
      the Company's incorporator          -       -         179        2         (1)      -              -                     1
  Investment made by Chairman
      and Chief Executive Officer         -       -       3,393       34        216       -              -                   250
  Common shares issued for
      services performed                  -       -          71        1          4       -              -                     5
  Shares sold to outside
      investors                           -       -         397        4        246       -              -                   250
  Net loss                                -       -        -        -         -             (577)        -                  (577)
                                       -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                -       -       4,040       41        465         (577)        -                   (71)
  Common shares sold through
      private placement, net of
      transaction costs                   -       -       2,234       22      3,996       -              -                 4,018
  Conversion of related party debt
      to common stock                     -       -         556        6        344       -              -                   350
  Common shares issued for
      services performed                  -       -         234        2        691       -              -                   693
  Foreign currency translation
      adjustment                          -       -        -        -         -           -                  (3)              (3)
  Net loss                                                                                (2,425)                         (2,425)
                                       -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                -       -       7,064       71      5,496       (3,002)            (3)           2,562
  Common shares sold through
      private placement, net of
      transaction costs                   -       -       3,148       31     21,837       -              -                21,868
  Common shares issued for
      services performed                  -       -         279        3        987       -              -                   990
  Preferred shares issued for
      Axicorp Pty., Ltd. acquisition       455       5     -        -         5,455       -              -                 5,460
  Common shares sold through
      initial public offering, net of
      transaction costs                   -       -       5,750       58     54,341       -              -                54,399
  Conversion of preferred
      shares to common shares             (455)     (5)   1,538       15        (10)      -              -                     -
  Foreign currency translation
      adjustment                          -       -        -        -         -           -                 (75)             (75)
  Net loss                                -       -        -        -         -           (8,764)        -                (8,764)
                                       -----------------------------------------------------------------------------------------
                                          -    $  -      17,779     $178    $88,106     ($11,766)          ($78)         $76,440
                                       ======= ======= ======== ========  =========  ===========     ==========    =============


                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ( in thousands )



                                                                                      Period from
                                                                 For The Year Ended   February 4,
                                                                    December 31,        1994 to
                                                                 ------------------   December 31,
                                                                   1996      1995        1994
                                                                 ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        ($8,764)  ($2,425)     (577)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization                                2,164       160        12
       Sales allowance                                              1,960       132      -
       Foreign currency transaction loss                              345      -         -
       Deferred income taxes                                          196      -         -
       Changes in assets and liabilities:
            (Increase) decrease in accounts receivable            (19,405)     (797)     -
            (Increase) decrease in prepaid expenses and
                  other current assets                               (227)      (62)      (68)
            (Increase) decrease in other assets                    (1,621)     (533)      (81)
            Increase (decrease) in accounts payable                11,729     1,195        92
            Increase (decrease) in accrued expense and
                  other liabilities                                 6,683       322       136
                                                                 --------   -------    ------
                      Net cash used in operating activities        (6,940)   (2,008)     (486)
                                                                 --------   -------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              (12,745)     (396)     (106)
  Purchase of investments                                         (25,125)     -         -
  Cash used in business acquisition, net of cash acquired          (1,701)     -         -
                                                                 --------   -------    ------
                      Net cash used in investing activities       (39,571)     (396)     (106)
                                                                 --------   -------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease                                (112)      (64)       (2)
  Principal payments on long-term obligations                        (396)     -         -
  Principal borrowed from Chairman and Chief Executive
    Officer                                                          -         -          315
  Sale of common stock, net of transaction costs                   77,576     4,543       500
  Proceeds from notes payable                                       2,407      -         -
                                                                 --------   -------    ------
                      Net cash provided by financing activities    79,475     4,479       813
                                                                 --------   -------    ------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                214    -           -
                                                                 --------   -------    ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          33,178     2,075       221
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                            2,296       221         0
                                                                 --------   -------    ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $35,474    $2,296      $221
                                                                 ========   =======    ======
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                             $149       $36      -

  Non-cash investing and financing activities
    Common stock issued for services                                 $990      $693        $5

    Conversion of related party debt to common stock                 -         $350      -

    Increase in capital lease liability for acquisition of
        equipment                                                    $388      $578       $15

    Increase in notes payable for acquisition of
       equipment                                                   $2,826      -         -


See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

  Primus Telecommunications Group, Incorporated (the "Company") is a multinational telecommunications company providing domestic and international long-distance switched voice, private network and value-added services. Incorporated in Delaware in February 1994, the Company's customers include, small-and medium-sized businesses, residential consumers and other telecommunication carriers in North America, Europe and the Pacific Rim. The company operates as a holding company and has wholly-owned subsidiaries in the United States, United Kingdom, Australia, and Mexico.

  In 1994, the Company, as a development stage enterprise, was involved in various start-up activities including raising capital, obtaining licenses, acquiring equipment, leasing space, developing markets, and recruiting and training personnel. During 1995, the Company began revenue generating operations and is no longer in the development stage.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Revenue Recognition--Revenues from long distance telecommunications services are recognized when the services are provided.

  Cost of Revenue--Cost of revenue includes network costs which consist of access, transport, and termination costs. Such costs are recognized when incurred in connection with the provision of telecommunications services.

  Foreign Currency Translation--The assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the average exchange rate during the period. The net effect of such translation gains and losses are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in Other Income (Expense) in the consolidated statements of operations.

  Cash and Cash Equivalents--The Company considers cash on hand, deposits in banks, certificates of deposit, and overnight repurchase agreements with original maturities of three months or less to be cash and cash equivalents.

  Short Term Investments --Highly liquid investments in U.S. Federal Government backed obligations with original maturitites in excess of three months are classified as available-for-sale and reported at fair value. Cost approximates fair value for all components of short-term investments; unrealized gains and losses are reflected in stockholders' equity and are not material.

  Property and Equipment--Property and equipment, which consists of furniture, leasehold improvements, purchased software, fiber optic cable and telecommunications equipment, is stated at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs that do not materially extend the useful lives of the assets are charged to expense. Depreciation and amortization are computed using the straight-line method over estimated useful lives of the assets, less their net salvage value, which range from three to twenty-five years, or for leasehold improvements and leased equipment, over the terms of the leases, whichever is shorter.

  Intangible Assets--At December 31, 1996, intangible assets, net of accumulated amortization, consist of goodwill of $17,434,000 and customer list of $3,812,000. Goodwill is being amortized over 30 years on a straight-line basis and customer list over the estimated run-off of the customer base not to exceed five years. Accumulated amortization at December 31, 1996, was $498,000 and $762,000 related to goodwill and customer list, respectively. The Company periodically evaluates the realizability of intangible assets. In making such evaluations, the Company compares certain financial indicators such as expected undiscounted future revenues and cash flows to the carrying amount of goodwill. The Company believes that no impairments of intangible assets existed at December 31, 1996.

  Stock-Based Compensation - In 1996, the Company adopted Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Upon adoption of SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has provided in Note 10 pro forma disclosures of the effect on net loss and loss per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Concentration of Credit Risk--Financial instruments that potentially subject the Company to concentration of credit risk principally consists of trade accounts receivable. The Company's six largest customer receivables account for approximately 6% and 52% of gross accounts receivable as of December 31, 1996 and 1995, respectively. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables.

  Income Taxes--The Company recognizes income tax expense for book purposes following the asset and liability approach for computing deferred income taxes. Under this method, the deferred tax asset and liability are determined based on the difference between financial reporting and tax basis of assets and liabilities based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

  Net Loss Per Share--Net loss per common and common share equivalent has been computed based upon the weighted average number of common and common share equivalents outstanding during each period. Common share equivalents consist of stock options and warrants calculated using the treasury stock method. Primary and fully diluted loss per share are approximately the same. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and options to purchase common stock issued within one year prior to the original filing of the initial public offering Registration Statement at prices below the initial public offering price will be included as outstanding for all periods presented, using the treasury stock method at the initial public offering price per share even though the effect is to reduce the net loss per share.

3. ACQUISITION OF AXICORP

  On March 1, 1996, the Company completed the acquisition of the outstanding capital stock of Axicorp Pty., Ltd. ("Axicorp"), the fourth largest telecommunications carrier in Australia. The purchase price consisted of cash, Company stock, and seller financing. The Company paid $5.7 million cash, including transaction costs, and issued 455,000 shares of its Series A Convertible Preferred Stock which were subsequently converted to 1,538,355 common shares. The Company also issued two notes to the sellers. One note is for $4.1 million due in February 1997, and the other note is for a total of $4.0 million due in two equal installments in February 1997, and February 1998. These notes have been recorded at their discounted value at the date of acquisition at an interest rate of 10.18%. As security for payment of the seller financing, the sellers have collateral security interests in the outstanding Axicorp shares.

  For accounting purposes, the Company has treated the acquisition as a purchase. Accordingly, the results of Axicorp's operations are included in the consolidated results of operations of the Company beginning March 1, 1996.

  Pro forma operating results for the years ended December 31, 1996 and 1995, as if Axicorp had been acquired as of January 1, 1995, are as follows (in thousands, except per share amounts):

                                           Year Ended     Year Ended
                                          December 31,   December 31,
                                              1996           1995
                                          -------------  -------------
  Net revenue                                 $199,340       $125,628
  Net loss                                    $ (8,832)      $ (4,685)
  Loss per share                              $  (0.63)      $  (0.43)

  The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operations.

  The following summarizes the allocation of the purchase price to the major categories of assets acquired and liabilities assumed (in thousands):

  Current assets                          $ 20,136
  Customer lists                             4,574
  Goodwill                                  17,932
  Other assets                               1,506
                                          --------
                                            44,148
  Liabilities assumed                      (24,863)
  Notes payable                             (8,110)
                                          --------
  Cash paid and preferred shares issued   $ 11,175
                                          ========


4. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following (in thousands):

                                                               December 31,
                                                               ------------
                                                             1996         1995
                                                             ----         ----

  Network equipment                                        $  4,109      $  849
  Furniture and equipment                                     1,272         161
  Leasehold improvements                                        508          89
  Construction in progress                                   12,008           -
                                                           --------      ------
                                                             17,897       1,099
  Less: Accumulated depreciation and amortization           ( 1,301)       (150)
                                                           --------      ------
                                                           $ 16,596      $  949
                                                           ========      ======

  Equipment under capital leases totaled $966,000 and $578,000 with accumulated depreciation of $207,000 and $76,000 at December 31, 1996 and 1995, respectively.

5. LONG-TERM OBLIGATIONS

   Long-term obligations consist of the following (in thousands):

                                                               December 31,
                                                               ------------
                                                             1996         1995
                                                             ----         ----

  Obligations under capital leases                         $    788      $ 528
  Note payable - equipment financing                          2,826         --
  Note payable - stockholder                                  2,000         --
  Notes payable relating to Axicorp acquisition               8,455         --
  Settlement obligation                                       3,179
                                                           --------      -----
    Subtotal                                                 17,248        528
  Less: Current portion of long-term                        (10,572)      (102)
   obligations                                             --------      -----
                                                           $  6,676      $ 426
                                                           ========      =====

  At December 31, 1996, the following describes the components of long-term obligations :

     Notes payable-equipment financing represents vendor financing of network switching equipment for use in the Company's Australian network. Beginning in January 1997, sixteen monthly payments of approximately $100,000 are due to the vendor. In addition, a payment of approximately $1.3 million is due in May 1998. Interest will accrue at the Corporate Overdraft Reference Rate plus 1%. At December 31, 1996, the Corporate Overdraft Reference Rate was 10.75%. The debt is secured by all of the assets of the Company's Australian subsidiary.

     In connection with an investment agreement, in February 1996 the Company issued a $2.0 million note payable to Teleglobe, due February 9, 1998 which bears interest at 6.9% per annum payable quarterly. The debt is secured by all the assets of the Company.

     In connection with the acquisition of Axicorp on March 1, 1996, the Company issued two notes to the sellers for a total of $8.5 million which have been recorded on a discounted basis at a rate of 10.18%.

     In addition, in conjunction with the Axicorp acquisition, the Company accrued approximately $3.5 million to settle a pre-acquisition contingency between Axicorp and one of its competitors. Payments of $400,000 and $1,583,000 were made in December 1996 and January 1997, respectively. The remaining balance is due in 12 equal monthly payments beginning in February 1997.

6. INCOME TAXES

  The tax expense recorded of $196,000 for the year ended December 31, 1996 results from foreign taxes on earnings at the Company's Australian and United Kingdom subsidiaries.

  The differences between the tax provision (benefit) calculated at the statutory federal income tax rate and the actual tax provision (benefit) for each period is shown in the table below (in thousands):

                                                         Period Ended
                                                         December 31,
                                               -----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------

Tax benefit at federal statutory rate             (2,913)  $  (825)     (196)
State income tax, net of federal benefit            (491)      (91)      (23)
Foreign taxes                                        196        --        --
Unrecognized benefit of net operating losses       3,387       911       219
Other                                                 17         5        --
                                                 -------   -------   -------
Income taxes                                     $   196   $    --   $    --
                                                 =======   =======   =======

  The significant components of the Company's deferred tax asset and liability are as follows (in thousands) :

                                                      December 31,
                                                    ------------------
                                                     1996      1995
                                                    -------   -------
Deferred tax asset (non-current):
    Cash to accrual basis adjustments (U.S.)        $   168   $   367
    Accrued expenses                                  1,456        --
    Net operating loss carryforward                   6,055       720
    Valuation allowance                              (2,728)   (1,087)
                                                    -------   -------
                                                    $ 4,951   $    --
                                                    =======   =======

Deferred tax liability (current):
    Accrued income                                  $ 4,934   $    --
     Other                                              139        --
    Depreciation                                        346        --
                                                    -------   -------
                                                    $ 5,419   $    --
                                                    =======   =======

  At December 31, 1996 and 1995, the Company had a U.S. Federal net operating loss carryforward of approximately $6.4 million and $2.0 million, respectively, that may be applied against future U.S. taxable income until it expires between the years 2009 and 2011. The Company also has an Australian Federal net operating loss carryforward of approximately $12.2 million at December 31, 1996.

  Due to a deemed "ownership change" of the Company as a result of the Company's initial public offering and private placements, pursuant to Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards of approximately $4.0 million that expire in the year 2009 will be limited to approximately $1.3 million per year during the carryforward period.


7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount reported in the balance sheets for cash and cash equivalents, investments, accounts receivable, accounts payable and long term obligations approximates fair value.

8. COMMITMENTS AND CONTINGENCIES

  The Company has entered into an employment contract with its Chairman and Chief Executive Officer through May 30, 1999. Total minimum payments over the remaining period approximate $604,000 as of December 31, 1996.

  Future minimum lease payments under capital lease obligations and operating leases as of December 31, 1996, are as follows (in thousands) :

Year Ending December 31,                        Capital    Operating
----------------------------
                                                 Leases      Leases
                                                --------    --------
  1997                                          $ 303        $1,685
  1998                                            297         1,570
  1999                                            291         1,479
  2000                                             53           485
  2001                                              -           326
  Thereafter                                        -           986
                                                -----        ------
  Total minimum lease payments                    944        $6,531
                                                             ======
  Less: Amount representing interest             (156)
                                                -----
                                                $ 788
                                                =====

  Rent expense under operating leases was $1,050,000, $215,000 and $38,000 for the periods ended December 31, 1996, 1995 and 1994, respectively.

9. STOCKHOLDERS' EQUITY

  On November 7, 1996, the Company completed an initial public offering of 5,000,000 shares of its Common Stock and on November 21, 1996 sold an additional 750,000 shares to satisfy the Underwriter's overallotment. The net proceeds to the Company (after deducting Underwriter discounts and offering expenses) was $54.4 million.

  In connection with the Company's initial public offering, the Board approved a split of all shares of Common Stock at a ratio of 3.381 to one as of November 7, 1996 and amended the Company's Amended and Restated Certificate of Incorporation (the "Certificate") to increase the authorized Common Stock to 40,000,000 shares.

  In February 1996, the Company's Certificate was amended to authorize 2,455,000 shares of Preferred Stock (nonvoting) with a par value of $0.01 per share. On March 1, 1996, 455,000 shares of Series A Convertible Preferred Stock were issued in connection with the purchase of Axicorp. The outstanding Preferred Stock was converted to Common Stock prior to the date of the Company's initial public offering.

  In January 1996, the Company raised approximately $4.7 million net of transaction costs, in a private placement. This placement included the sale of 1,771,194 shares of common stock to numerous investors. The Company also issued 278,899 shares of common stock for services rendered in conjunction with this offering.

  Also, in January 1996, the Company entered into an agreement with Teleglobe USA, Inc., sold 410,808 shares of Common Stock for approximately $1.4 million and borrowed $2.0 million (see Note 5).

  In December 1995, $359,000 was committed to the Company in exchange for 121,209 shares of the Company's common stock in conjunction with a private placement. The shares were sold in December 1995 and the physical certificates were issued in January 1996. This amount, net of transaction costs, is recorded in Prepaid Expenses and Other Current Assets at December 31, 1995.

  Effective March 13, 1995, the Company's Certificate was amended to increase the number of authorized shares of the Company's common stock from 1,000,000 shares to 5,000,000 shares and to split each share of common stock outstanding on March 13, 1995, into 2.1126709 shares of common stock.

All share amounts have been restated to give effect to the November 7, 1996 and the March 13, 1995 stock splits.

10. STOCK-BASED COMPENSATION

  During 1995, the Company established an Employee Stock Option Plan (the "Employee Plan"). The total number of shares of common stock authorized to be issued under the Employee Plan is 1,690,500. Under the Employee Plan, awards may be granted to key employees of the Company and its subsidiaries in the form of Incentive Stock Options or Nonqualified Stock Options. The Employee Plan allows the granting of options at an exercise price of no less than 100% (110% in the case of Incentive Stock Options granted to employees holding more than ten percent of the voting stock of the Company at the date of grant) of the stock's fair value at the date of grant. The options vest over a period of up to three years, and no option will be exercisable more than ten years from the date it is granted.

  During 1995, the Board of Directors authorized the Director Stock Option Plan (the "Director Plan") for nonemployee directors. Under the Director Plan, an option is automatically granted to each nonemployee director to purchase 50,715 shares of common stock, which vests over a two-year period. The option price per share is the fair market value of a share of common stock on the date the option is granted. No option will be exercisable more than ten years from the date of grant. An aggregate of 338,100 shares of common stock were reserved for issuance under the Director Plan.

  A summary of stock option activity during the years ended December 31, 1996 and 1995 is as follows:

                              -------------------------------------------
                                      1996                     1995
                              ---------------------     -----------------
                                           Weighted              Weighted
                                           Average               Average
                                           Exercise              Exercise
                                 Shares     Price       Shares    Price
                              ---------------------     -----------------
Options outstanding -
    beginning of year            722,013      $2.64           -     $   -
Exercised during the year              -          -           -         -
Forfeitures during the year      (51,898)      3.55           -         -
Granted during the year          913,546       3.35     722,013      2.64
                              ---------------------     -----------------

Outstanding - end of year      1,583,661      $3.14     722,013     $2.64
                              =====================     =================

Eligible for exercise-
    end of year                  511,149      $2.81     219,765     $2.96
                              =====================     =================

The following table summarizes information about stock options outstanding at December 31, 1996 :

                 ------------------------------------  -------------------------
                          Options Outstanding             Options Exercisable
                 ------------------------------------  -------------------------
                                Weighted
                                 Average   Weighted                  Weighted
                                Remaining  Average                   Average
                      Total       Life     Exercise       Total      Exercise
                   Outstanding  in years    Price      Exercisable    Price
                 ------------------------------------  -------------------------
Exercise Prices
---------------

$0.67                101,430           3.0      $0.67         33,810       $0.67
$2.96                924,873           4.0      $2.96        477,339       $2.96
$3.55                557,358           4.3      $3.55             --       $3.55
                 -----------                             -----------

Total              1,583,661                                 511,149
                 ===========                             ===========

  If compensation cost for the Company's 1996 and 1995 grants for stock-based compensation had been determined consistent with the fair value-based method of accounting per SFAS 123, the Company's pro forma net loss, and pro forma net loss per share for the years ending December 31, would be as follows:

                                                        1996         1995
                                                        ----         ----
Net loss (amounts in thousands)
   As reported                                        ($8,764)     ($2,425)
   Pro forma                                          ($9,242)     ($2,702)

Net loss per share
   As reported                                         ($0.63)      ($0.22)
   Pro forma                                           ($0.67)      ($0.25)

The weighted average fair value at date of grant for options granted during 1996 and 1995 was $1.38 and $1.04 per option, respectively. The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        1996         1995
                                                        ----         ----

Expected dividend yield                                     0%           0%
Expected stock price volatility                            49%          49%
Risk-free interest rate                                   6.0%         5.8%
Expected option term                                   4 years      4 years


11. EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) employee benefit plan (the "401(k) Plan") that covers substantially all U.S. based employees. The 401(k) Plan provides that employees may contribute amounts not to exceed statutory limitations. No employer contributions were made during 1996 or 1995.

12. RELATED PARTIES

  In connection with the Company's private placements, a former director of the Company received 71,430 shares of common stock during 1994 for services rendered. During 1995, the former director received commissions of 110,944 shares of common stock and was paid $542,000 in connection with the Company's first private placement. Commissions due to the former director under the first private placement was $41,000 at December 31, 1995. Consulting fees earned under this placement equal $169,000. During early 1996, the same former director received 82,774 shares of common stock and fees equal to $425,000 which relate to a second private placement. Consulting fees earned in connection with this second placement equal $157,000. Total consulting fees due the former director are $220,000 and $145,000 at December 31, 1996 and 1995, respectively. The stock and cash commissions and consulting fees relate to services provided in conjunction with the private placements and, as such, have been netted against the proceeds of the respective placements.

  Debt owed to the Company's Chairman and Chief Executive Officer of $331,000 at December 31, 1994 was converted into 555,559 shares of the Company's common stock at $0.63 per share in March 1995, for a balance due at the time of conversion of $350,000.

  At December 31, 1995, deferred salary owed to the Company's Chairman and Chief Executive Officer was $201,000. This was subsequently paid in 1996.

  Deferred salary of $40,000 owed to an officer of the Company for services performed during 1995 was accrued at December 31, 1995. This balance was paid in early 1996.


13. VALUATION AND QUALIFYING ACCOUNTS

    Activity in the Company's allowance accounts for the year ended December 31, 1996 and 1995 were as follows (in thousands) :

                                   Doubtful Accounts
----------------------------------------------------------------------------------------

              Balance at           Charged to                               Balance at
 Period   Beginning of Period  Costs and Expenses  Deductions   Other(1)   End of Period
 ------   -------------------  ------------------  -----------  --------   -------------
 1995           $     -              $   132        $    -        $  -        $   132
 1996           $   132              $ 1,960        $(377)        $870        $ 2,585

                              Deferred Tax Asset Valuation
----------------------------------------------------------------------------------------

              Balance at           Charged to                               Balance at
 Period   Beginning of Period  Costs and Expenses  Deductions   Other      End of Period
 ------   -------------------  ------------------  -----------  ---------  -------------
 1995           $     -              $ 1,087        $    -        $    -      $ 1,087
 1996           $ 1,087              $ 1,641        $    -        $    -      $ 2,728

(1) Other additions represent the balance of Axicorp's allowance for doubtful accounts, which was recorded March 1, 1996 in conjunction with the acquisition.

14.  GEOGRAPHIC DATA

The company has subsidiaries in various foreign countries that provide domestic and international long-distance operations in these regions. Summary information with respect to the Company's geographic operations in 1996, 1995 and 1994 follows:


                                   Period Ended December 31,
                               -------------------------------
(In thousands)                      1996       1995      1994
--------------------------------------------------------------

Net Revenue
North America                     $ 16,573   $  1,167   $  ---
Europe                               5,146        ---      ---
Pacific Rim                        151,253        ---      ---
                               -------------------------------
     Total                        $172,972   $  1,167   $  ---
                               ===============================

Operating Income (Loss)
North America                      ($6,364)   ($2,276)   ($569)
Europe                              (2,312)     ($125)     ---
Pacific Rim                            525        ---      ---
                               -------------------------------
      Total                        ($8,151)   ($2,401)   ($569)
                               ===============================

Assets
North America                     $ 72,526   $  4,996   $  487
Europe                               5,211         46      ---
Pacific Rim                         62,823        ---      ---
                               -------------------------------
     Total                        $140,560   $  5,042   $  487
                               ===============================