Form 10-Q
period 1997-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1997-05-15
CIK 1006837

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                                      OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.


                         COMMISSION FILE NO. 0-21-265


                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                                  54-1708481
-------------------------------                            -------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


2070  CHAIN BRIDGE ROAD, SUITE 425, VIENNA, VA                    22182
----------------------------------------------                ------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                (703) 902-2800
             ----------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                             -----    -----

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                   OUTSTANDING AS OF
                       CLASS                        APRIL 30, 1997
                       -----                       -----------------

            COMMON STOCK , $.01 PAR VALUE              17,778,731

================================================================================

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                              INDEX TO FORM 10-Q
No.                                                                     Page
---                                                                     ----

Part I.  FINANCIAL INFORMATION

         Item 1. FINANCIAL STATEMENTS

                 Consolidated Statement of Operations.................    1

                 Consolidated Balance Sheet...........................    2

                 Consolidated Statement of Cash Flows.................    3

                 Notes to Consolidated Financial Statements...........    4

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS................    6

Part II. OTHER INFORMATION

         Item 1. LEGAL PROCEEDINGS....................................    9

         Item 2. CHANGES IN SECURITIES................................    9

         Item 3. DEFAULTS UPON SENIOR SECURITIES......................    9

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..    9

         Item 5. OTHER INFORMATION....................................    9

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K.....................    9

SIGNATURE.............................................................   10

EXHIBIT INDEX.........................................................   11

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                        ------------------
                                          1997      1996
                                        --------  --------
NET REVENUE                              $59,036   $17,137
COST OF REVENUE                           55,034    15,528
                                        --------  --------
GROSS MARGIN                               4,002     1,609
OPERATING EXPENSES
 Selling, general and administrative       8,829     1,874
 Depreciation and amortization               797       226
                                        --------  --------
        Total operating expenses           9,626     2,100

LOSS FROM OPERATIONS                      (5,624)     (491)
INTEREST EXPENSE                            (151)      (97)
INTEREST INCOME                              785        47
OTHER INCOME (EXPENSE)                       119      (213)
                                        --------  --------
LOSS BEFORE INCOME TAXES                  (4,871)     (754)
INCOME TAXES                                  36       367
                                        --------  --------
NET LOSS                                 ($4,907)  ($1,121)
                                        ========  ========


NET LOSS PER COMMON AND
 COMMON SHARE EQUIVALENTS                ($0.28)    ($0.09)
                                        ========  ========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON SHARE
 EQUIVALENTS OUTSTANDING                  17,779    12,048
                                        ========  ========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)


                                                         MARCH 31,         DECEMBER 31,
                                                           1997                1996
                                                        (UNAUDITED)
                                                        -----------        ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $ 43,612            $ 35,474
  Short term investments                                      5,359              25,125
  Accounts receivable (net of allowance of $ 3,227
     at March 31, 1997 and $2,585 at December
     31, 1996 )                                              41,626              35,217
  Prepaid expenses and other current assets                   1,560                 910
                                                           --------            --------
       Total current assets                                  92,157              96,726
PROPERTY AND EQUIPMENT - Net                                 25,262              16,596
INTANGIBLES - Net                                            20,546              21,246
DEFERRED INCOME TAXES                                         4,951               4,951
OTHER ASSETS                                                  1,223               1,041
                                                           --------            --------
  TOTAL ASSETS                                             $144,139            $140,560
                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                         $ 44,190            $ 32,675
  Accrued expenses and other current liabilities             10,061               8,778
  Deferred income taxes                                       5,359               5,419
  Current portion of long-term obligations                   11,200              10,572
                                                           --------            --------
       Total current liabilities                             70,810              57,444
LONG TERM OBLIGATIONS                                         1,935               6,676
                                                           --------            --------
     Total liabilities                                       72,745              64,120
                                                           --------            --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - authorized 40,000,000
     shares; issued and outstanding, 17,778,731 shares          178                 178
  Additional paid-in capital                                 88,106              88,106
  Accumulated deficit                                       (16,674)            (11,766)
  Cumulative translation adjustment                            (216)                (78)
                                                           ---------           --------
     Total stockholders' equity                              71,394              76,440
                                                           --------            --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $144,139            $140,560
                                                           ========            ========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   --------------------------
                                                                       1997          1996
                                                                   -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                             ($4,907)       ($1,121)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                       797            226
       Sales allowance                                                     716            302
       Foreign currency transaction (gain) loss                           (119)           213
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                     (7,522)        (5,963)
         (Increase) decrease in prepaid expenses and
             other current assets                                         (661)           250
         (Increase) decrease in other assets                              (247)        (3,602)
         (Increase) decrease in accounts payable                        11,876          3,219
         (Increase) decrease in accrued expense and
             other liabilities                                           1,886          5,354
                                                                   -----------    -----------

             Net cash provided by (used in) operating
                  activities                                             1,819         (1,122)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (8,774)          (216)
  Sale of investments                                                   19,766
  Cash used in business acquisition, net of cash acquired                  -           (1,667)
                                                                   -----------    -----------

             Net cash provided by (used in) investing activities        10,992         (1,883)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease                                      (55)           (25)
  Sale of common stock, net of transaction costs                            -           7,058
  Payment of notes payable and other obligations                        (4,356)            -
  Proceeds from notes payable                                               -           2,000
                                                                   -----------    -----------

             Net cash provided by (used in) financing
                   activities                                           (4,411)         9,033
                                                                   -----------    -----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                    (262)           129
                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     8,138          6,157
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          35,474          2,296
                                                                   -----------    -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD                               $43,612         $8,453
                                                                   ===========    ===========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.


(2)  Pro Forma Results
     -----------------

     On March 1, 1996, the Company completed the acquisition of the outstanding capital stock of Axicorp Pty., Ltd. ("Axicorp"). For accounting purposes, the Company has treated the acquisition as a purchase. Accordingly, the results of Axicorp's operations are included in the consolidated results of operations of the Company beginning March 1, 1996.

     The following unaudited pro forma operating results give effect to the March 1, 1996 acquisition of Axicorp as if it had occurred on January 1, 1996. (in thousands, except per share amounts):


                         THREE MONTHS ENDED
                              MARCH 31,
                                1996
                         ------------------
      Net Revenue                  $ 43,505
      Cost of Revenue              $ 39,284
      Gross Margin                 $  4,221
      Net Loss                      ($1,189)
      Loss Per Share                 ($0.10)

(3)  Long Term Obligations
     ---------------------

     Long-term obligations consist of the following (in thousands):

                                                          MARCH 31,   DECEMBER  31,
                                                            1997           1996
                                                         ----------   -------------
                                                         (UNAUDITED)

      Obligations under capital leases                     $  3,485        $  3,614
      Notes payable                                           2,000           2,000
      Notes payable relating to Axicorp
       acquisition                                            6,340           8,455
      Settlement obligation                                   1,310           3,179
                                                           --------        --------

             Subtotal                                        13,135          17,248
      Less: Current portion of long - term obligations      (11,200)        (10,572)
                                                           --------        --------
                                                           $  1,935        $  6,676
                                                           ========        ========

     In connection with an investment agreement, in February 1996, the Company issued a $2,000,000 note payable to Teleglobe, Inc., due February 9, 1998 which bears interest at 6.9% per annum payable quarterly. The debt is secured by all the assets of the Company.

     In connection with the acquisition of Axicorp on March 1, 1996, the Company issued notes to the sellers for a total of $8.5 million which have been recorded on a discounted basis at a rate of 10.18%. In February 1997, the Company made a scheduled payment of $2.1 million in principal plus accrued interest related to these notes.

     In addition, the Company made a scheduled payment of $1,583,000 in January 1997 of an pre-acquisition contingency. The remaining balance is due in 10 equal monthly payments through January 1998.

(4)  Subsequent Event
     ----------------

     On April 8, 1997, the Company acquired selected assets, including the customer base and accounts receivable, of Cam-Net Communications Network, Inc. and its subsidiaries, a provider of domestic and international long distance services in Canada for approximately $5,000,000 in cash. The Company intends to account for this transaction as a purchase business combination.

(5)  New Accounting Pronouncements
     -----------------------------

     Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," was recently issued by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted.

     SFAS No. 128 requires the company to compute and present basic and diluted earnings per share. Had the company computed earnings per share in accordance with SFAS No. 128 the results would have been as follows:

                                   March 31, 1997   March 31, 1996
                                   ---------------  ---------------
     Basic earnings per share....          ($0.28)          ($0.09)
     Diluted earnings per share..          ($0.28)          ($0.09)


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     Primus is a multinational telecommunications company that focuses on the provision of international and domestic long distance services. The Company has targeted North America, Asia-Pacific and Europe as its Primary Service Regions. The Company currently provides services in the United States, Canada, Australia and the United Kingdom. The Company was founded in February 1994 and through the first half of 1995 was a development stage enterprise involved in various start-up activities including raising capital, obtaining licenses, acquiring equipment, leasing space, developing markets and recruiting and training personnel. The Company began generating revenue during March 1995. The Australian operations are the result of the Company's March 1, 1996 acquisition of Axicorp.

     The Company has generated net revenue from internal growth through sales and marketing efforts focused on small- and medium-sized businesses and residential consumers with significant international long distance traffic and other telecommunications carriers and resellers with international traffic.

     Net revenue is earned based on the number of minutes billed by the Company and is recorded upon completion of a call. The Company generally prices its services at a savings compared to the major carriers operating in the Company's Primary Service Regions. The Company's net revenue in the United States is derived from carrying a mix of business, consumer and wholesale carrier long distance traffic. In Australia, net revenue is currently derived from the provision of long distance services and from the provision of local and cellular services, primarily to small- and medium- sized businesses. During the first quarter, a new marketing campaign was launched in Australia to attract residential customers who make international calls. In the United Kingdom, net revenue is derived from the provision of long distance services, primarily to residential consumers.

     Cost of revenue is comprised of costs incurred from other domestic and foreign telecommunications carriers to access, transport and terminate calls. The majority of the Company's cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the Company's most significant expense. As the Company increases the portion of traffic transmitted over its own facilities, cost of revenue increasingly will reflect lease, ownership and maintenance costs of the network.

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

     OTHER OPERATING DATA

     The following information for the three months ended March 31, 1997 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K. Net revenue is comprised of domestic and international long distance for all geographical regions. Additionally, Australian net revenue includes local, cellular, access and other services.

                                (IN THOUSANDS)

                   Net      Minutes of Long Distance Use
                           -------------------------------
                 Revenue   International  Domestic  Total
                ---------  -------------  --------  ------

United States     $ 8,271         17,629     6,346  23,975
United Kingdom      3,879          4,253     4,533   8,786
Australia          46,886          2,384    59,481  61,865
                ---------  -------------  --------  ------

Total             $59,036         24,266    70,360  94,626
                =========  =============  ========  ======

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996


     Net revenue increased $41.9 million, from $17.1 million for the three months ended March 31, 1996 to $59.0 million for the three months ended March 31, 1997. Of the increase, $31.7 million was associated with the Company's Australian operations, which were acquired as of March 1, 1996, and reflects increased revenue from business customers as well as new consumer revenue. The Company's operations reflect the impact of seasonality in the first quarter as the result of reduced activity in the summer months in Australia. The remaining $10.2 million is comprised of increases of $3.8 million in the United Kingdom reflecting additional consumer customers and traffic volumes, and $6.4 million in the United States resulting primarily from additional wholesale, as well as additional consumer and business customers and traffic volumes.

     Cost of revenue increased $39.5 million, from $15.5 million, 91% of net revenue, for the three months ended March 31, 1996 to $55.0 million, 93% of net revenue, for the three months ended March 31, 1997. The increase in the cost of revenue is primarily attributable to the increased traffic volumes and associated net revenue. The increase in the percentage of cost of revenue is attributable to a full three months of Australian operations in the first quarter of 1997 versus one month's activity in the first quarter of 1996. Also, the first quarter of 1996 in Australia included non-recurring higher margin dealership revenues. Additionally, the percentage was adversely affected by a one-time, non-payment of a single customer accounts receivable in the United States amounting to $700,000 in the first quarter of 1997. Without this occurrence, cost of revenue would have been 92%. Most of the Company's cost of revenue are variable. However, as the Company continues to expand its worldwide network through installation of switches, cable ownership and fixed circuit leases, the costs as a percentage of net revenue should decrease.

     Selling, general and administrative expenses increased from $1.9 million to $8.8 million for the three months ended March 31, 1996 to March 31, 1997. Approximately $3.7 million of the increase was attributable to a full quarter of activity associated with the Company's Australian operations in the 1997 results versus only one month in the 1996 results, and the remaining $3.2 million related to increased staffing levels, increased sales and marketing activity and network operations costs. The non-Australian selling, general and administrative costs as a percentage of non-Australian net revenue for the three months ended March 31, 1997 was 35% compared to 17% for the three months ended March 31, 1996. The increase is reflective of the growth in the direct sales, marketing and network operations staff necessary to ensure and support expected future net revenue. The Australian selling, general and administrative expense as a percentage of net revenue was 10% for the three months ended March 31, 1997 compared to 6% for the three months ended March 31, 1996. The increase reflects additional staffing for direct sales, marketing and network operations as well as advertising and promotion costs for a new consumer marketing campaign launched in Australia in February 1997. At the end of March 1997, total full time headcount increased to 369, an increase of 54 employees versus the end of December 1996, over half of which were additional sales and marketing employees.

     Depreciation and amortization increased from $0.2 million for the three months ended March 31, 1996 to $0.8 million for the three months ended March 31, 1997. The majority of the increase is a result of the acquisition of the Australian operations and is comprised of two additional months of operational asset depreciation and amortization of goodwill and customer lists which totaled $0.4 million. The remaining depreciation is related primarily to increased depreciation expense for the Company as a result of additional capital expenditures for switching and network equipment in the United States, United Kingdom and Australia.

     Interest income for the three months ended March 31, 1997 is the result of the investment of the net proceeds from the initial public offering in highly liquid U.S. Federal Government backed obligations.

     Other income (expense) for the three months ended March 31, 1997 related to foreign currency transaction gains on the Australian dollar-denominated debt incurred by the Company payable to the sellers for its acquisition of Axicorp as a result of a decline in the exchange rate of the Australian dollar against the U.S. dollar during the period.

     Income taxes were fully attributable to the operations in the United
     Kingdom.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related equipment, and international fiber cable capacity, and interest and principal payments on outstanding indebtedness, including capital leases. The Company has financed its growth through private placements, the initial public offering of its common stock and capital lease financing.

     Net cash provided by operating activities was $1.8 million for the three months ended March 31, 1997 versus cash used in operating activities of $1.1 million for the three months ended March 31, 1996. The increase in operating cash was the result of an increase in accounts payable, primarily related to deferral of payments for the Company's recently acquired switches pending finalization of financing arrangements.

     Net cash provided by investing activities was $11.0 million for the three months ended March 31, 1997 compared to net cash used in investing activities of $1.9 million for the three months ended March 31, 1996. Net cash provided during the first quarter of 1997 was the net result of the sale of investments of $19.8 million and capital expenditures of $8.8 million primarily used to expand the company's network.

     Net cash used in financing activities was $4.4 million for the three months ended March 31, 1997 as compared to net cash provided by financing activities of $9.0 million during the first quarter of 1996. Cash used in financing activities in the first quarter of 1997 resulted from payments on the Axicorp acquisition notes and payments related to the settlement obligation.

     The Company believes that its current cash and cash equivalents and short term investments combined with expected future capital lease financing, will be sufficient to fund the Company's net cash used in operating activities, capital expenditures and other cash needs through the first quarter of 1998.

     The Company expects to seek additional long term financing, which if sought and obtained, would extend the period of time before which the company reasonably believes it would require additional financing. No assurance can be given that such long term financing will be sought, or, if sought, will be obtained on commercially reasonable terms or at all.

     From time to time the Company evaluates acquisitions of businesses which complement the business of the Company. Depending on the cash requirements of potential transactions, the Company may finance such transactions with bank borrowings, or the Company may raise additional funds through other financing vehicles. The Company, however, presently has no understanding, commitment or agreement with respect to any acquisition. There can be no assurance that if the Company were to pursue such an opportunity, any such acquisition would occur or that the funds to finance any such acquisition would be available on reasonable terms, if at all.

     SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Statements in this Form 10-Q which are based on current expectations and are not strictly historical statements may differ materially from actual results. Not strictly historical statements include, without limitation, those regarding management's plans, objectives and strategy for future operations, product plans and performance, management's assessment of market factors, and future financial performance. Among factors that could cause actual results to differ materially are changes in business conditions, changes in the telecommunications industry and the general economy; competition; changes in service offering; and risks associated with Primus's limited operating history, entry into developing markets, managing rapid growth, risks associated with international operations, dependence on effective information systems, and development of the network. These factors are discussed more fully in the company's Form 10-K filed with the Securities and Exchange Commission.

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

          (a)  Exhibits (see index on page 11)

          (b)  Reports on Form 8-K

          Not applicable.

  SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED



  Date May 10, 1997  By:  /s/ Neil L. Hazard
       ------------     --------------------------------------------------------

                          Neil L. Hazard
                          (Executive Vice President and Chief Financial Officer)

  EXHIBIT INDEX



     Exhibit
     Number   Description                                       Page
     ------   -----------                                       ----


      11.1    Statement re computation of per share earnings      12

      27      Financial Data Schedule                             13