Form 10-Q
period 1997-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1997-08-14
CIK 1006837

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                      OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.


                         COMMISSION FILE NO. 0-29-092


                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                              54-1708481
    -------------------------------    ------------------------------------
    (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


  2070  CHAIN BRIDGE ROAD, SUITE 425, VIENNA, VA          22182
  ----------------------------------------------        ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


                                (703) 902-2800
             ----------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)




     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                  OUTSTANDING AS OF
           CLASS                                    JULY 31, 1997
-----------------------------                     -----------------

COMMON STOCK , $.01 PAR VALUE                          17,778,731

================================================================================

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                              INDEX TO FORM 10-Q

                                                                                           Page No.
                                                                                           --------
Part I.  FINANCIAL INFORMATION

         Item 1. FINANCIAL STATEMENTS

                 Consolidated Statement of Operations......................................       1

                 Consolidated Balance Sheet................................................       2

                 Consolidated Statement of Cash Flows......................................       3

                 Notes to Consolidated Financial Statements................................       4

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS......................................       7

         Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................................      11

Part II. OTHER INFORMATION

         Item 1. LEGAL PROCEEDINGS.........................................................      12

         Item 2. CHANGES IN SECURITIES.....................................................      12

         Item 3. DEFAULTS UPON SENIOR SECURITIES...........................................      12

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS........................      12

         Item 5. OTHER INFORMATION.........................................................      12

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................      12

SIGNATURE..................................................................................      13

EXHIBIT INDEX..............................................................................      14


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                             Three Months Ended              Six Months Ended
                                                                 June 30,                        June 30,
                                                        ------------------------         -----------------------
                                                            1997         1996               1997         1996
                                                        ----------    ----------         ----------   ----------
NET REVENUE                                             $   70,045    $   48,278         $  129,081   $   65,415
COST OF REVENUE                                             64,178        44,634            119,212       60,162
                                                        ----------    ----------         ----------   ----------

GROSS MARGIN                                                 5,867         3,644              9,869        5,253
OPERATING EXPENSES
 Selling, general and administrative                        13,206         4,833             22,035        6,707
 Depreciation and amortization                               1,669           572              2,466          798
                                                        ----------    ----------         ----------   ----------

    Total operating expenses                                14,875         5,405             24,501        7,505

LOSS FROM OPERATIONS                                        (9,008)       (1,761)           (14,632)      (2,252)
INTEREST EXPENSE                                              (526)         (238)              (677)        (335)
INTEREST INCOME                                                474            38              1,259           85
OTHER INCOME (EXPENSE)                                         230           (55)               349         (268)
                                                        ----------    ----------         ----------   ----------

LOSS BEFORE INCOME TAXES                                    (8,830)       (2,016)           (13,701)      (2,770)
INCOME TAXES                                                    45            95                 81          462
                                                        ----------    ----------         ----------   ----------

NET LOSS                                                $   (8,875)   $   (2,111)        $  (13,782)  $   (3,232)
                                                        ==========    ==========         ==========   ==========

NET LOSS PER COMMON AND
 COMMON SHARE EQUIVALENTS                               $    (0.50)   $    (0.16)        $    (0.78)  $    (0.26)
                                                        ==========    ==========         ==========   ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON SHARE
 EQUIVALENTS OUTSTANDING                                    17,779        12,924             17,779       12,486
                                                        ==========    ==========         ==========   ==========


                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                                                            June 30,      December 31,
                                                                              1997           1996
                                                                           (unaudited)
                                                                           ----------     ----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $   28,303     $   35,474
   Short term investments                                                           -         25,125
   Accounts receivable (net of allowance of $5,340
      and $2,585)                                                              55,231         35,217
   Prepaid expenses and other current assets                                    2,356            910
                                                                           ----------     ----------
      Total current assets                                                     85,890         96,726

PROPERTY AND EQUIPMENT - Net                                                   34,034         16,596
INTANGIBLES - Net                                                              24,374         21,246
DEFERRED INCOME TAXES                                                           4,696          4,951
OTHER ASSETS                                                                    1,522          1,041
                                                                           ----------     ----------
   TOTAL ASSETS                                                            $  150,516     $  140,560
                                                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                        $   58,937     $   32,675
   Accrued expenses and other current liabilities                              11,175          8,778
   Deferred income taxes                                                        5,140          5,419
   Current portion of long-term obligations                                    11,275         10,572
                                                                           ----------     ----------
      Total current liabilities                                                86,527         57,444
LONG TERM OBLIGATIONS                                                           1,593          6,676
                                                                           ----------     ----------
      Total liabilities                                                        88,120         64,120
                                                                           ----------     ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value - authorized 40,000,000
      shares; issued and outstanding, 17,778,731 share                            178            178
   Additional paid-in capital                                                  88,106         88,106
   Accumulated deficit                                                        (25,548)       (11,766)
   Cumulative translation adjustment                                             (340)           (78)
                                                                           ----------     ----------
      Total stockholders' equity                                              62,396         76,440
                                                                           ----------     ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  150,516     $  140,560
                                                                           ==========     ==========


                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                              ---------------------
                                                                                1997        1996
                                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $ (13,782)  $  (3,232)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                2,466         798
     Sales allowance                                                              2,809         615
     Foreign currency transaction (gain) loss                                      (349)        268
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                             (23,629)     (8,041)
         (Increase) decrease in prepaid expenses and
           other current assets                                                  (1,431)        238
         (Increase) decrease in other assets                                       (515)       (214)
         Increase (decrease) in accounts payable                                 28,006       4,718
         Increase (decrease) in accrued expense and
           other liabilities                                                      3,092         615
                                                                              ---------   ---------

             Net cash  provided by (used in) operating activities                (3,333)     (4,235)
                                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (18,248)     (1,452)
  Sale of short term investments                                                 25,125           -
  Cash used in business acquisition, net of cash acquired                        (5,208)     (1,701)
                                                                              ---------   ---------

             Net cash provided by (used in) investing activities                  1,669      (3,153)
                                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease                                              (434)        (36)
  Sale of common stock, net of transaction costs                                      -       7,377
  Payment of notes payable and other obligations                                 (4,737)          -
  Proceeds from notes payable                                                         -       2,000
                                                                              ---------   ---------

             Net cash provided by (used in) financing activities                 (5,171)      9,341
                                                                              ---------   ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                             (336)        149
                                                                              ---------   ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (7,171)      2,102
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   35,474       2,296
                                                                              ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  28,303   $   4,398
                                                                              =========   =========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


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

     The following unaudited pro forma operating results give effect to the March 1, 1996 acquisition of Axicorp as if it had occurred on January 1, 1996. (in thousands, except per share amounts):


                        SIX MONTHS ENDED
                            JUNE 30,
                              1996
                        ----------------

     Net Revenue             $ 91,783
     Cost of Revenue         $ 83,918
     Gross Margin            $  7,865
     Net Loss                $ (3,301)
     Loss Per Share          $  (0.26)


(3)  Subsequent Event
     ----------------

     On August 4, 1997 the Company completed the sale of $225 million 11 3/4% Senior Notes and Warrants to purchase 392,654 shares of the Company's common stock. The proceeds of the Senior Notes and Warrants Offering will be used to fund the first six semi-annual interest payments on the Senior Notes, to repay certain existing indebtedness, to fund capital expenditures, operating losses, working capital requirements and general corporate purposes, including potential acquisitions, joint ventures and strategic alliances.

(4)  Long Term Obligations
     ---------------------

     Long-term obligations consist of the following (in thousands):

                                                June 30,     December  31,
                                                  1997           1996
                                               (Unaudited)
                                              -------------  -------------
     Obligations under capital leases         $       3,908  $       3,614
     Notes payable                                    2,000          2,000
     Notes payable relating to Axicorp                6,081          8,455
      acquisition
     Settlement obligation                              879          3,179
                                              -------------  -------------

            Subtotal                                 12,868         17,248
     Less: Current portion of long term
      obligations                                   (11,275)       (10,572)
                                              -------------  -------------
                                              $       1,593  $       6,676
                                              =============  =============

     Obligations under capital leases include $1.6 million which was paid concurrent with the Company's August 4, 1997 Senior Notes and Warrants Offering.

     In connection with an investment agreement, in February 1996, the Company issued a $2,000,000 note payable to Teleglobe, Inc., due February 9, 1998 which bears interest at 6.9% per annum payable quarterly. The debt is secured by all the assets of the Company. This obligation was paid in full concurrent with the Company's August 4, 1997 Senior Notes and Warrants Offering and all security interests were released.

     In connection with the acquisition of Axicorp on March 1, 1996, the Company issued notes to the sellers for a total of $8.5 million which have been recorded on a discounted basis at a rate of 10.18%. In February 1997, the Company made a scheduled payment of $2.1 million in principal plus accrued interest related to these notes. The remaining balance was paid in full concurrent with the Company's August 4, 1997 Senior Notes and Warrants Offering.

     The settlement obligation is the result of a pre-acquisition contingency associated with the acquisition of Axicorp. The remaining balance is due in seven equal monthly payments through January 1998.

(5)  Acquisition
     -----------

     On April 8, 1997 the Company acquired selected assets, including the customer base and accounts receivable, of Cam-Net Communications Network, Inc. and its subsidiaries, a provider of domestic and international long distance services in Canada, for approximately $5 million in cash. The Company has accounted for this transaction as a purchase business combination.

(6)  New Accounting Pronouncements
     -----------------------------

     Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," was issued in February 1997 by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted.

     SFAS No. 128 requires the company to compute and present basic and diluted earnings per share. Had the company computed earnings per share in accordance with SFAS No. 128 the results would not have been materially different from those presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Primus is a multinational telecommunications company that focuses on the provision of international and domestic long distance services. The Company seeks to capitalize on the increasing business and residential demand for international telecommunications services generated by the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications industry. The Company has targeted North America, Asia-Pacific and Europe as its Primary Service Regions. The Company currently provides services in the United States, Canada, Mexico, Australia and the United Kingdom, which are the most deregulated countries within the Primary Service Regions and which serve as regional hubs for expansion into additional markets within the Primary Service Regions. The Company was founded in February 1994 and began generating revenue during March 1995. The Australian operations are the result of the Company's March 1, 1996 acquisition of Axicorp.

Net revenue is earned based on the number of minutes billable by the Company and is recorded upon completion of a call, adjusted for sales allowance. The Company generally prices its services at a savings compared to the major carriers operating in the Company's Primary Service Regions. The Company's net revenue in North America is derived from carrying a mix of business, residential and wholesale carrier long distance traffic. In Australia, net revenue is derived from the provision of long distance services and from the provision of local and cellular services to small- and medium- sized businesses and to residential consumers. In the United Kingdom net revenue is derived from the provision of long distance services, primarily to residential consumers.

Cost of revenue is primarily comprised of costs incurred from other domestic and foreign telecommunications carriers to access, transport and terminate calls. The majority of the Company's cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the Company's most significant expense. As the Company increases the portion of traffic transmitted over its own facilities, cost of revenue increasingly will reflect fixed lease costs.

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

OTHER OPERATING DATA

The following information for the three months ended June 30, 1997 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K. Net revenue is comprised of domestic and international long distance for all geographic regions. Additionally, Asia-Pacific net revenue includes local, cellular, access and other services.


                             Minutes of Long Distance Use
                   Net    --------------------------------
                 Revenue  International  Domestic   Total
                 -------  -------------  --------  -------
North America    $18,345         45,784    18,498   64,282
Europe             4,590          5,131     5,775   10,906
Asia-Pacific      47,110          6,222    61,304   67,526
                 -------  -------------  --------  -------

Total            $70,045         57,137    85,577  142,714
                 =======  =============  ========  =======

The Asia-Pacific minutes of use grew approximately 9% over the quarter ended March 31, 1997 with the majority of the increase in international minutes. However, net revenue remained constant, reflecting a combination of a relatively flat level of business customers, a decrease in the value of the Australian dollar, and the Company's strategy to grow long distance traffic and decrease its emphasis on low margin local traffic.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

Net revenue increased $21.7 million or 45.1%, from $48.3 million for the three months ended June 30, 1996 to $70.0 million for the three months ended June 30, 1997. Of the increase, $14.5 million was associated with the North American operations which reported increased traffic volumes and net revenue in its wholesale carrier operations and, to a lesser extent, in its business and residential customer base. Additionally, the purchase in April 1997 of the Company's Canadian operations added to the period over period growth. The Company's Australian operations accounted for $3.0 million of the net revenue growth, primarily resulting from residential customer marketing campaigns commenced in February 1997. The remaining net revenue growth of $4.2 million was generated from the Company's European operations through the addition of new residential customers.

Cost of revenue increased $19.6 million, from $44.6 million, or 92.5% of net revenue, for the three months ended June 30, 1996 to $64.2 million, or 91.6% of net revenue, for the three months ended June 30, 1997. The increase in the cost of revenue is attributable to the increase in traffic volumes across all three regions. The decrease in the cost of revenue as a percentage of net revenue is reflective of additional traffic being carried on the Company's network facilities, which is comprised primarily of fixed costs, versus utilizing other carriers' networks at variable costs.

Selling, general and administrative expenses increased $8.4 million, from $4.8 million to $13.2 million for the three months ended June 30, 1996 to June 30, 1997. The increase is associated with the hiring of additional sales and marketing staff in all three service regions, the addition of operations and engineering personnel to operate the Company's network in all three regions, the addition of the Canadian operations, and increased advertising and promotional expenses associated with the Company's residential marketing campaigns in Australia.

Depreciation and amortization expense increased from $0.6 million for the three months ended June 30, 1996 to $1.7 million for the three months ended June 30, 1997. The increase is associated with capital expenditures for switching and other network equipment being placed into service in all three regions.

Interest expense increased from $0.2 million for the three months ended June 30, 1996 to $0.5 million for the three months ended June 30, 1997. The increase is due to a full three months of expense on the March 1996 Axicorp acquisition debt being included in 1997 as compared to one month during 1996 as well as interest expense associated with additional capital lease financing.

Interest income of $0.5 million for the three months ended June 30, 1997 is attributable to the investment of the remaining net proceeds of the Company's November 1996 initial public offering.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

Net revenue increased $63.7 million, from $65.4 million for the six months ended June 30, 1996 to $129.1 million for the six months ended June 30, 1997. Of the net revenue increase, $34.7 million was associated with the Company's Australian operations, which were acquired as of March 1, 1996. The net revenue growth in Australia reflects increased net revenue from business customers and net revenue from new residential customers as well as a full six months of operations in 1997 as compared to four months (since acquisition) in 1996. The remaining net revenue increase of $29.0 million is comprised of increases of $8.0 million in Europe reflecting additional residential customers and traffic volumes, and $21.0 million in North America resulting from additional wholesale traffic volumes, and to a lesser extent, an increase in consumer and business customers and traffic volumes. Additionally, the April 8, 1997 acquisition of the Company's Canadian operations added to the North American growth.

Cost of revenue increased $59.1 million, from $60.1 million, or 92.0% of net revenue, for the six months ended June 30, 1996 to $119.2 million, or 92.4% of net revenue, for the six months ended June 30, 1997. The increase in the cost of revenue is primarily attributable to the increased traffic volumes and associated net revenue growth. The 1997 cost of revenue as a percentage of net revenue was adversely affected by a one-time, non-payment of a single customer account receivable in North America amounting to approximately $700,000. Most of the Company's cost of revenue are variable. However, as the Company continues to expand its worldwide network through installation of switches, cable ownership and fixed circuit leases, a portion of the costs will be converted to fixed costs and, as traffic volumes grow, cost of revenue as a percentage of net revenue should decrease.

Selling, general and administrative expenses increased $15.3 million from $6.7 million to $22.0 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1997. Approximately $7.2 million of the increase was attributable to the Company's Australian operations which include a full six months of operations in the 1997 results versus only four months in the 1996 results. The Australian selling, general and administrative expenses as a percentage of Australian net revenue was 11.9% for the six months ended June 30, 1997 as compared to 6.8% for the six months ended June 30, 1996. This percentage increase is attributable to additional operations and engineering personnel necessary to maintain the Company's newly installed network in Australia, as well as additional sales and marketing personnel, and costs associated with residential marketing and promotional campaigns. The remaining increase of $8.1 million is associated with the Company's North American and European operations and is reflective of additional sales and marketing staff, engineering and operations staff, and customer support staff.

Depreciation and amortization increased from $0.8 million for the six months ended June 30, 1996 to $2.5 million for the six months ended June 30, 1997. The majority of the increase is related to increased depreciation expense as a result of additional capital expenditures for switching and network equipment being placed into service throughout all three of the Company's regions. Additionally, amortization expense for goodwill and customer lists associated with the Company's acquisition of Axicorp and the acquisition of the Company's Canadian operations are included for six months and approximately three months, respectively, in 1997.

Interest expense increased from $0.3 million for six months ended June 30, 1996 to $0.7 million for the six months ended June 30, 1997 as a result of the Axicorp purchase debt which was incurred in March 1996 and interest expense on additional capital lease financing.

Interest income for the six months ended June 30, 1997 is the result of the investment of the net proceeds from the Company's November 1996 initial public offering.

Other income (expense) for the six months ended June 30, 1997 and 1996 is related to foreign currency transaction gains (losses) on the Australian dollar-denominated debt incurred by the Company payable to the sellers for its acquisition of Axicorp as a result of a fluctuating exchange rate of the Australian dollar against the U.S. dollar during the periods.

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

Net cash used in operating activities was $3.3 million for the six months ended June 30, 1997 versus cash used in operating activities of $4.2 million for the six months ended June 30, 1996. The decreased use of operating cash was the result of increases in accounts payable partially offset by an increase in the Company's net loss.

Net cash provided by investing activities was $1.7 million for the six months ended June 30, 1997 compared to net cash used in investing activities of $3.2 million for the six months ended June 30, 1996. Net cash provided by investing activities during the six months ended June 30, 1997 includes $25.1 million from the sale of short term investments partially offset by capital expenditures of $18.2 million primarily for the expansion of the Company's network, and $5.2 million for the acquisition of the Company's Canadian operations. The Company anticipates aggregate capital expenditures of approximately $88 million in 1997 and 1998. Such capital expenditures will be primarily for international and domestic switches and points of presence, international fiber capacity and satellite earth station facilities for new and existing routes and other transmission equipment and support systems.

Net cash used in financing activities was $5.2 million for the six months ended June 30, 1997 as compared to net cash provided by financing activities of $9.3 million during the first six months of 1996. Cash used in financing activities in the first six months of 1997 resulted from scheduled payments on the Axicorp acquisition debt and payments related to the settlement obligation. Cash provided by financing activities in the first six months of 1996 resulted from private placements of the Company's common stock and receipt of proceeds of a note payable.

The Company believes that its current cash and cash equivalents combined with the net proceeds from its August 4, 1997 $225 million Senior Notes and Warrants Offering and capital lease financing (subject to limitations in the Senior Notes indenture) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures to expand its global network, and other cash needs for its operations until such time as the Company begins to generate positive cash flow.

From time to time the Company evaluates acquisitions of businesses which complement the business of the Company. Depending on the cash requirements of potential transactions, the Company may finance such transactions through other debt financing or the issuance of capital stock. The Company, however, presently has no understanding, commitment or agreement with respect to any acquisition. There can be no assurance that if the Company were to pursue such an opportunity, any such acquisition would occur or that the funds to finance any such acquisition would be available on reasonable terms, if at all.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits (see index on page 14)

         (b) Reports on Form 8-K

         Not applicable.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED



Date   August 14, 1997                By:  /s/ Neil L. Hazard
    ------------------                    ---------------------------------
                                               Neil L. Hazard
                                               (Executive Vice President and
                                               Chief Financial Officer)

EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

4.1       Form of Indenture (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement Form S-1, no. 333-30195)


4.2 Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement Form S-1, no. 333-30195)


11.1      Statement re: computation of per share earnings


27.1      Financial Data Schedule for the six months ended June 30, 1997