Form 10-Q
period 1997-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1997-11-13
CIK 1006837

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.


               For the quarterly period ended September 30, 1997

                                      OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.


                         Commission File No. 0-29-092


                       PRIMUS TELECOMMUNICATIONS GROUP,
                                 INCORPORATED
            (Exact name of registrant as specified in its charter)

            Delaware                                     54-1708481
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

2070 Chain Bridge Road, Suite 425, Vienna, VA              22182
  (Address of principal executive offices)               (Zip Code)


                                (703) 902-2800
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding as of
            Class                                 October 31, 1997
            -----                                 ----------------
Common Stock, $.01 par value                          19,630,451

==============================================================================

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                              INDEX TO FORM 10-Q


No.                                                                      Page
---                                                                      ----
Part I.  FINANCIAL INFORMATION

         Item 1. FINANCIAL STATEMENTS

                 Consolidated Statement of Operations.......................1

                 Consolidated Balance Sheet.................................2

                 Consolidated Statement of Cash Flows.......................3

                 Notes to Consolidated Financial Statements.................4

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................7

         Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................10

Part II. OTHER INFORMATION

         Item 1. LEGAL PROCEEDINGS.........................................11

         Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.................11

         Item 3. DEFAULTS UPON SENIOR SECURITIES...........................11

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS........11

         Item 5. OTHER INFORMATION.........................................12

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K..........................12

SIGNATURE..................................................................13

EXHIBIT INDEX..............................................................14

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                 Three Months Ended                        Nine Months Ended
                                                    September 30,                             September 30,
                                           -------------------------------           -------------------------------
                                               1997              1996                    1997              1996
                                           -------------     -------------           -------------     -------------
NET REVENUE                                $     73,018      $     51,819            $    202,099      $    117,234
COST OF REVENUE                                  65,266            47,210                 184,478           107,372
                                           -------------     -------------           -------------     -------------
GROSS MARGIN                                      7,752             4,609                  17,621             9,862
OPERATING EXPENSES
   Selling, general and administrative           13,749             6,194                  35,784            12,901
   Depreciation and amortization                  1,877               637                   4,343             1,435
                                           -------------     -------------           -------------     -------------

       Total operating expenses                  15,626             6,831                  40,127            14,336

LOSS FROM OPERATIONS                             (7,874)           (2,222)                (22,506)           (4,474)
INTEREST EXPENSE                                 (4,893)             (258)                 (5,570)             (593)
INTEREST INCOME                                   2,118               158                   3,377               243
OTHER INCOME (EXPENSE)                               58               (42)                    407              (310)
                                           -------------     -------------           -------------     -------------
LOSS BEFORE INCOME TAXES                        (10,591)           (2,364)                (24,292)           (5,134)
INCOME TAXES                                        -                  57                      81               519
                                           -------------     -------------           -------------     -------------

NET LOSS                                   $    (10,591)     $     (2,421)           $    (24,373)     $     (5,653)
                                           =============     =============           =============     =============

NET LOSS PER COMMON AND
   COMMON SHARE EQUIVALENTS                $      (0.60)     $      (0.18)           $      (1.37)     $      (0.44)
                                           =============     =============           =============     =============

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON SHARE
   EQUIVALENTS OUTSTANDING                       17,781            13,442                  17,780            12,807
                                           =============     =============           =============     =============



                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                                                    September 30,       December 31,
                                                                        1997                1996
                                                                     (unaudited)
                                                                   ----------------    ---------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                    $       150,187     $       35,474
      Restricted cash and cash equivalents                                  72,521                  -
      Short term investments                                                     -             25,125
      Accounts receivable (net of allowance of $4,645
           and $2,585)                                                      58,974             35,217
      Prepaid expenses and other current assets                              2,299                910
                                                                   ----------------    ---------------
           Total current assets                                            283,981             96,726
PROPERTY AND EQUIPMENT - Net                                                48,375             16,596
INTANGIBLES - Net                                                           24,259             21,246
DEFERRED INCOME TAXES                                                        4,521              4,951
OTHER ASSETS                                                                10,874              1,041
                                                                   ----------------    ---------------
      TOTAL ASSETS                                                 $       372,010     $      140,560
                                                                   ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                             $        75,035     $       32,675
      Accrued expenses and other current liabilities                         8,447              7,976
      Accrued interest                                                       4,406                802
      Deferred income taxes                                                  4,949              5,419
      Current portion of long-term obligations                               1,114             10,572
                                                                   ----------------    ---------------
           Total current liabilities                                        93,951             57,444
LONG TERM OBLIGATIONS                                                      224,063              6,676
                                                                   ----------------    ---------------
           Total liabilities                                               318,014             64,120
                                                                   ----------------    ---------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value - authorized 40,000,000
           shares; issued and outstanding, 17,782,635 and
           17,778,731 shares                                                   178                178
      Additional paid-in capital                                            90,641             88,106
      Accumulated deficit                                                  (36,139)           (11,766)
      Cumulative translation adjustment                                       (684)               (78)
                                                                   ----------------    ---------------
           Total stockholders' equity                                       53,996             76,440
                                                                   ----------------    ---------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $       372,010     $      140,560
                                                                   ================    ===============


                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                           -------------------------------
                                                                                              1997             1996
                                                                                           --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $     (24,373)   $      (5,653)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                                                          4,343            1,435
            Sales allowance                                                                        4,211            1,162
            Foreign currency transaction (gain) loss                                                (407)             310
            Deferred income taxes                                                                      -              300
            Changes in assets and liabilities:
                   (Increase) decrease in restricted cash and cash equivalents                   (72,521)               -
                   (Increase) decrease in accounts receivable                                    (30,454)         (11,985)
                   (Increase) decrease in prepaid expenses and
                        other current assets                                                      (1,422)            (168)
                   (Increase) decrease in other assets                                           (10,266)            (798)
                   Increase (decrease) in accounts payable                                        45,798           10,061
                   Increase (decrease) in accrued expense and
                        other liabilities                                                          1,134            2,343
                   Increase (decrease) in accrued interest                                         3,664              786

                                                                                           --------------   --------------
                            Net cash  provided by (used in) operating activities                 (80,293)          (2,207)

                                                                                           --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                          (34,667)          (3,330)
     Sale of short term investments                                                               25,125                -
     Cash used in business acquisition, net of cash acquired                                      (5,208)          (1,700)

                                                                                           --------------   --------------
                            Net cash provided by (used in) investing activities                  (14,750)          (5,030)

                                                                                           --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease                                                          (2,205)             (73)
     Sale of common stock, net of transaction costs                                                    -           23,177
     Payment of notes payable and other obligations                                              (12,612)               -
     Proceeds from notes payable                                                                 225,000            2,306

                                                                                           --------------   --------------
                            Net cash provided by (used in) financing activities                  210,183           25,410

                                                                                           --------------   --------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                                           (427)             168

                                                                                           --------------   --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             114,713           18,341
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    35,474            2,296


                                                                                           --------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $     150,187    $      20,637
                                                                                           ==============   ==============


                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

     The following unaudited pro forma operating results give effect to the March 1, 1996 acquisition of Axicorp as if it had occurred on January 1, 1996. (in thousands, except per share amounts):

                        Nine Months Ended
                          September 30,
                              1996
                       -------------------
Net Revenue                 $143,602
Cost of Revenue             $131,128
Gross Margin                $ 12,474
Net Loss                    $ (5,720)
Loss Per Share              $  (0.45)

(3) Long Term Obligations
    ---------------------

    Long-term obligations consist of the following (in thousands):

                                             September 30,    December 31,
                                                  1997            1996
                                              (Unaudited)
                                            ---------------  --------------
Obligations under capital leases                  $  2,168        $  3,614

Senior Notes                                       222,525             -
Notes payable                                          -             2,000
Notes payable relating to Axicorp
 acquisition                                           -             8,455
Settlement obligation                                  484           3,179
                                            ---------------  --------------

       Subtotal                                    225,177          17,248
Less: Current portion of long term
 obligations                                        (1,114)        (10,572)
                                            ---------------  --------------
                                                  $224,063        $  6,676
                                            ===============  ==============

     On August 4, 1997 the Company completed the sale of $225 million 11 3/4% Senior Notes and Warrants to purchase 392,654 shares of the Company's common stock. The Senior Notes are due August 1, 2004 with early redemption at the option of the Company at any time after August 1, 2001. Interest payments are due semi-annually on February 1 and August 1. A portion of the proceeds from the offering of Senior Notes have been pledged to secure the first six semi-annual interest payments on such Senior Notes.

     Proceeds from the Company's Senior Notes and Warrants Offering were utilized to pay in full the note payable, notes payable relating to Axicorp acquisition, and selected obligations under capital leases.

     The settlement obligation is the result of a pre-acquisition contingency associated with the acquisition of Axicorp. The remaining balance is due in four equal monthly payments through January 1998.

(4)  Acquisition
     -----------

     On April 8, 1997 the Company acquired selected assets, including the customer base and accounts receivable, of Cam-Net Communications Network, Inc. and its subsidiaries, a provider of domestic and international long distance services in Canada for approximately $5 million in cash. The Company has accounted for this transaction as a purchase business combination.

(5)  Subsequent Events
     -----------------

     On October 1, 1997 the Company issued 1,842,941 common shares as a result of the exercise of outstanding common stock warrants issued on July 31, 1996.

     On October 20, 1997 the Company acquired selected assets of USFI, Inc. and the membership interests of Telepassport LLC, providers of international long distance and reorigination services for $11.5 million in cash. The Company will account for this transaction as a purchase business combination.

(6)  New Accounting Pronouncements
     -----------------------------

     Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," was issued in February 1997 by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted.

     SFAS No. 128 requires the company to compute and present basic and diluted earnings per share. Had the company computed earnings per share in accordance with SFAS No. 128 the results would not have been different from those presented.



(7)  Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the current year presentation.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview

   Primus is a multinational telecommunications company that focuses on the provision of international and domestic long distance services. The Company seeks to capitalize on the increasing business and residential demand for international telecommunications services generated by the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications industry. The Company currently provides services in the United States, Canada, Mexico, Japan, Australia and the United Kingdom.

   Net revenue is earned based on the number of minutes billable by the Company and is recorded upon completion of a call, adjusted for sales allowance. The Company generally prices its services at a savings compared to other major carriers. The Company's net revenue in North America is derived from carrying a mix of business, residential and wholesale carrier long distance traffic. In Australia, net revenue is derived from the provision of long distance services as well as the provision of local and cellular services to small- and medium- sized businesses and residential customers. In the United Kingdom, net revenue is derived from the provision of long distance services to residential customers and wholesale carrier customers.

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

   Other Operating Data

   The following information for the three months ended September 30, 1997 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.


                            Minutes of Long Distance Use
                   Net    --------------------------------
                 Revenue  International  Domestic   Total
                --------- ------------- ---------- -------

North America    $20,350      57,199    17,131     74,330
Europe             6,228       9,852     6,973     16,825
Asia-Pacific      46,440      11,844    61,544     73,388
                ---------  --------- ---------  ---------

Total            $73,018      78,895    85,648    164,543
                =========  ========= =========  =========

   Results of operations for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996

   Net revenue increased $21.2 million or 41%, from $51.8 million for the three months ended September 30, 1996 to $73 million for the three months ended September 30, 1997. Of the increase, $15.5 million was associated with the North American operations, which represents a growth rate in excess of 300%, as a result of increased traffic volumes primarily in its wholesale carrier operations and, to a lesser extent, in its business and residential customer base. Additionally, the purchase in April 1997 of the Company's Canadian operations added to the period over period net revenue growth. The Company's Australian operations accounted for $1.1 million of the net revenue growth, a growth rate of approximately 3%, resulting in part from residential customer marketing campaigns commenced in early 1997. Additionally, the Australian net revenue growth was impacted by weakness in the Australian dollar as compared to the third quarter of 1996, and a change in traffic mix away from low-margin local traffic in favor of high-margin long distance traffic. Net revenue growth of $4.6 million, a growth rate in excess of 300%, was generated from the Company's European operations through the addition of new residential customers, as well as wholesale carrier traffic in the third quarter of 1997.

   Cost of revenue increased $18.1 million, from $47.2 million, or 91.1% of net revenue, for the three months ended September 30, 1996 to $65.3 million, or 89.4% of net revenue, for the three months ended September 30, 1997. The increase in the cost of revenue is attributable to the increase in traffic volumes. The decrease in the cost of revenue as a percentage of net revenue is reflective of the expansion of the Company's global network and the beginning of the migration of existing customer traffic onto the Company's network, especially in Australia with the advent of equal access.

   Selling, general and administrative expenses increased $7.5 million, from $6.2 million to $13.7 million for the three months ended September 30, 1996 and 1997. The increase is attributable to the hiring of additional sales and marketing staff and engineering personnel, the addition of the Canadian operations, and increased advertising and promotional expenses associated with the Company's residential marketing campaigns in Australia.

   Depreciation and amortization expense increased from $0.6 million for the three months ended September 30, 1996 to $1.9 million for the three months ended September 30, 1997. The increase is associated with capital expenditures for switching and other network equipment being placed into service.

   Interest expense increased from $0.3 million for the three months ended September 30, 1996 to $4.9 million for the three months ended September 30, 1997. The increase is attributable to the interest expense associated with the Company's $225 million Senior Notes and Warrants Offering.

   Interest income of $2.1 million for the three months ended September 30, 1997 is attributable to the investment of the Company's cash and cash equivalents balances.

   Results of operations for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996

   Net revenue increased $84.9 million, from $117.2 million for the nine months ended September 30, 1996 to $202.1 million for the nine months ended September 30, 1997. Of the net revenue increase, $36.4 million was associated with North America resulting primarily from additional wholesale carrier traffic volumes, and to a lesser extent, an increase in consumer and business customers and traffic volumes. Also, the purchase in April 1997 of the Company's Canadian operations added to the North American net revenue growth. Additionally, $35.8 million of the net revenue increase was associated with the Company's Australian operations, which were acquired as of March 1, 1996. The net revenue growth in Australia reflects increased net revenue from business customers and new residential customers, as well as a full nine months of operations in 1997 as compared to seven months (since acquisition) in 1996. The remaining net revenue increase of $12.7 million was generated from the Company's European operations reflecting additional commercial and residential customers and traffic volumes as well as the addition of wholesale carrier traffic in the third quarter of 1997.

   Cost of revenue increased $77.1 million, from $107.4 million, or 91.6% of net revenue, for the nine months ended September 30, 1996 to $184.5 million, or 91.3% of net revenue, for the nine months ended September 30, 1997. The increase in the cost of revenue is primarily attributable to increased traffic volumes and associated net revenue growth, the addition of the Company's Canadian operations, and a full nine months of the Australian operations. The 1997 cost of revenue as a percentage of net revenue reduced as the Company continues to expand its worldwide network through installation of switches, cable ownership and fixed circuit leases. As this process continues, coupled with the migration of traffic onto the Company's network, especially in Australia, a portion of the variable costs will be converted to fixed costs and, as traffic volumes grow, cost of revenue as a percentage of net revenue is expected to decrease further.

   Selling, general and administrative expenses increased $22.9 million from $12.9 million to $35.8 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1997. Approximately $2.1 million of the increase was attributable to the Company's Australian operations which include a full nine months of operations in the 1997 results versus only seven months (since acquisition) in the 1996 results, and $1.5 million was associated with the acquisition of the Company's Canadian operations in April of 1997. The remaining increase of $19.3 million is associated with additional personnel for sales and marketing campaigns and operations and engineering personnel, and additional costs associated with consumer advertising campaigns in Australia.

   Depreciation and amortization increased from $1.4 million for the nine months ended September 30, 1996 to $4.3 million for the nine months ended September 30, 1997. The increase is primarily related to increased depreciation expense as a result of additional capital expenditures for switching and network equipment being placed into service. Additionally, 1997 amortization expense for goodwill and customer lists associated with the Company's acquisition of Axicorp is included for the full nine months and the acquisition of the Company's Canadian operations in April 1997 is included for approximately six months.

   Interest expense increased from $0.6 million for nine months ended September 30, 1996 to $5.6 million for the nine months ended September 30, 1997. The increase is attributable to the interest expense associated with the Company's $225 million Senior Notes and Warrants Offering.

   Interest income for the nine months ended September 30, 1997 is attributed to the investment of the Company's cash and cash equivalents balance.

   Other income (expense) for the nine months ended September 30, 1997 and 1996 is related to foreign currency transaction gains (losses) on Australian dollar-denominated debt incurred by the Company payable to the sellers for its acquisition of Axicorp as a result of a fluctuating exchange rate of the Australian dollar against the U.S. dollar during the periods. This debt was paid in full concurrent with the Company's Senior Notes and Warrants Offering.

   Liquidity and Capital Resources

   The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related equipment, and international fiber cable capacity, and interest and principal payments on outstanding indebtedness, including capital leases. The Company has financed its growth through private placements, the initial public offering of its common stock, the Senior Notes and Warrants Offering and capital lease financing.

   Net cash used in operating activities was $80.4 million for the nine months ended September 30, 1997 as compared to cash used in operating activities of $2.2 million for the nine months ended September 30, 1996. The increase is comprised of $72.5 million for the funding of a "restricted cash" account to secure the first six interest payments on the Company's Senior Notes. The remaining increase of $5.7 million was due to the Company's increased net loss partially offset by an increased accounts payable balance.

   Net cash used in investing activities was $14.8 million for the nine months ended September 30, 1997 compared to net cash used in investing activities of $5.0 million for the nine months ended September 30, 1996. Net cash used in investing activities during the nine months ended September 30, 1997 includes $34.7 million of capital expenditures primarily for the expansion of the Company's global network, and $5.2 million for the acquisition of the Company's Canadian operations, offset by $25.1 million of cash provided by the sale of short term investments.

   Net cash provided by financing activities was $210.2 million for the nine months ended September 30, 1997 as compared to net cash provided by financing activities of $25.4 million during the nine months ended September 30, 1996. Cash provided by financing activities in the nine months ended September 30, 1997 resulted from the Company's Senior Notes and Warrants Offering, partially offset by the repayment of notes payable and capital leases. Cash provided by financing activities in the nine months ended September 30, 1996 resulted from private placements of the Company's common stock and receipt of proceeds of a note payable.

   The Company believes that its cash and cash equivalents, restricted cash and cash equivalents, and capital lease and other financing (subject to limitations in the Senior Notes indenture) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures to expand its global network, and other cash needs for its operations for the foreseeable future.

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


   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company filed a Registration Statement on Form S-1 (the "Registration Statement") with respect to 5,000,000 shares (the "Firm Shares") of its Common Stock, par value $0.01 per share ("Common Stock") and an additional 750,000 shares (the "Option Shares") of Common Stock to be sold by the Company solely to cover over-allotments, if any. The Registration Statement (file no. 333-10875) was declared effective by the Commission on November 7, 1996. The managing underwriters for the offering were Lehman Brothers and Donaldson, Lufkin & Jenrette.

         The offering of the Firm Shares commenced and was completed, with all of the firm shares having been sold on November 7, 1996 at a price of $10.50 per share. The offering of the Option Shares commenced and was completed, with all of the Option Shares having been sold on November 27, 1996 at a price of $10.50 per share. The aggregate price of the shares registered and sold by the Company was $60,375,000.

         Underwriting discounts and commissions amounted to $0.735 per share offered. The Company incurred an aggregate $4,226,250 in underwriting discounts and commissions and approximately $1,750,000 in other expenses in connection with the offering. None of such expenses were direct or indirect payments to directors or officers of the Company, to persons owning 10 percent or more of any class of equity securities of the Company or to any affiliate of the Company. The net offering proceeds to the Company, after deducting the total expenses, were approximately $54,398,750.

         The Company has applied all of the net proceeds from the offering in the following manner: approximately $42 million was used to expand the Company's global network, including purchasing transmission equipment facilities and related support systems and international fiber capacity; the remaining approximately $12.4 million was utilized to fund operating losses and for working capital and other general corporate purposes. The above amounts are reasonable estimates of the Company's uses of the net proceeds of the offering. Except as specified, none of such uses were direct or indirect payments to directors or officers of the Company, persons owning 10 percent or more of any class of equity securities of the Company, or to affiliates of the Company.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on July 14, 1997, the shareholders of the Company elected two directors of the Company, ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 1997, approved the adoption of the Company's Employee Stock Purchase Plan and approved an amendment to the Company's Stock Option Plan to increase the number of shares reserved for issuance. Messrs. Herman Fialkov and David E. Hershberg were elected to serve as directors at the meeting. The voting results were as follows: 12,197,845 shares were in favor of Mr. Fialkov, 100 shares against and 6,620 shares withheld and 12,197,845 shares voted in favor of Mr. Hershberg, 100 shares against and 6,620 shares withheld. The vote ratifying the appointment of Deloitte & Touche LLP as independent auditors was 12,088,093 shares for, 4,900 shares against and 111,372 shares withheld. The vote for adoption of the Employee Stock Purchase Plan was 10,016,359 shares for, 247,501 shares against and 214,163 shares withheld. The vote to amend the Stock Option Plan was 9,495,719 shares for, 777,525 shares against, and 204,979 shares withheld.

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


                              PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED



Date November 13, 1997        By:  /s/ Neil L. Hazard
     ------------------          -------------------------
                                    Neil L. Hazard
                                   (Executive Vice President and
                                    Chief Financial Officer)

EXHIBIT INDEX


  Exhibit
  Number    Description
  ------    -----------

   11.1     Statement re: computation of earnings per share


   27.1     Financial Data Schedule for the nine months ended September 30, 1997
