Form 10-K
period 1997-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1998-03-18
CIK 1006837

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 0-29-092

                               ----------------

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                       54-1708481
              DELAWARE                    (I.R.S. EMPLOYER IDENTIFICATION NO.)
   (STATE OR OTHER JURISDICTION OF
   INCORPORATION OR ORGANIZATION)                         22102
                                                       (ZIP CODE)
   1700 OLD MEADOW ROAD SUITE 300
             MCLEAN, VA
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)
                                (703) 902-2800
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


            TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------      -----------------------------------------
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

  NON-AFFILIATES OF PRIMUS TELECOMMUNICATIONS GROUP, INC. HELD 14,202,148 SHARES OF COMMON STOCK AS OF FEBRUARY 28, 1998. THE FAIR MARKET VALUE OF THE STOCK HELD BY NON-AFFILIATES IS $369,255,848 BASED ON THE SALE PRICE OF THE SHARES ON FEBRUARY 28, 1998.

  AS OF FEBRUARY 28, 1998, 19,749,170 SHARES OF COMMON STOCK, PAR VALUE $.01, WERE OUTSTANDING.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  PORTIONS OF THE DEFINITIVE PROXY STATEMENT TO BE DELIVERED TO STOCKHOLDERS IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Primus Telecommunications Group, Inc. ("Primus" or the "Company"), organized in 1994, is a global telecommunications company that focuses on the provision of international and domestic long distance telecommunication services. The Company is capitalizing on the increasing business and residential demand for international telecommunications services as a result of the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications sector. The Company has targeted North America, Asia-Pacific, Europe and, most recently, with the pending acquisition of TresCom International, Inc. ("TresCom"), the Caribbean, Central and South America, as its primary service regions. The Company currently provides services in the United States, Canada, Mexico, Australia, Japan and the United Kingdom. The Company expects to continue to expand into additional countries as worldwide deregulation continues and the Company is permitted to offer a full range of switched public telephone services in those countries. See "--Acquisitions."

  The Company targets, on a retail basis, small- and medium-sized businesses and ethnic residential customers with significant international long distance traffic and, on a wholesale basis, other telecommunications carriers and resellers with international traffic. The Company provides a broad array of competitively priced telecommunications services, including international long distance, domestic long distance, international and domestic private networks, reorigination services, prepaid and calling cards and toll-free services, as well as local and cellular services in Australia. The Company markets its services through a variety of channels, including direct sales, independent agents, and direct marketing.

NORTH AMERICA

  In the United States, Primus Telecommunications, Inc., provides long distance services to small- and medium-sized businesses, residential customers, and other telecommunication carriers. The Company maintains offices in McLean, Virginia, New York City, Los Angeles, and Tampa. The Company operates international gateway telephone switches in the New York City area, Washington D.C. and Los Angeles which are connected with European and Asia-Pacific countries through owned and leased international fiber cable systems. The Company maintains a direct sales organization in these cities to sell to business customers, and has a telemarketing center for small business sales in Tampa. To reach residential customers, Primus advertises nationally in ethnic newspapers and other publications, offering discounted rates for international calls to targeted countries. Primus also utilizes independent agents to reach and enhance sales to both business and residential customers. Primus has established a direct sales force for marketing wholesale services to other long distance carriers who utilize the Primus global intelligent network to transmit international calls from the U.S. Primus maintains a national customer service center in McLean staffed with multi-lingual representatives. Primus also operates a global Network Management Center in McLean that monitors the Primus global intelligent network.

  In Canada, Primus Canada provides long distance services to small- and medium-sized businesses, residential customers, and other telecommunication carriers. Primus Canada operates switches in Toronto and Vancouver, maintains points-of-presence in Ottawa, Montreal, Calgary, and has sales and customer service offices in Vancouver, Toronto, and Montreal.

  The Company currently has approximately 12,000 business customers and 31, 000 residential customers in North America.

ASIA-PACIFIC

  Primus' Australian operation, as a result of the 1996 acquisition of Axicorp Pty., Ltd. ("Axicorp"), is the fourth largest long distance company in Australia providing domestic and international long distance services, as well as local and cellular service on a resale basis, to small- and medium-sized business customers and ethnic residential customers. Primus has invested substantial resources over the past two years to build a domestic and international long distance network to transform its Australian operations into a full facilities-based telecommunication carrier. During 1997, the Company installed and began operating a five-city switched network using Northern Telecom switches in Sydney, Melbourne, Perth, Adelaide, and Brisbane. The Company purchased international fiber cable capacity during 1997 and has linked the Australian network to the United States via the TPC-5, APCN, and Jassaurus cable systems, as well as to New Zealand. Primus Australia became a fully licensed facilities-based telecommunications carrier on July 1, 1997. In August 1997, equal access was introduced in Australia, and Primus began the process of migrating and connecting customers directly to its own network. Primus markets its services through a combination of direct sales to small- and medium-sized business customers, independent agents which market to business and residential customers, and media advertising aimed at ethnic residential customers living in Australia who make a high volume of international calls. The Company currently has approximately 17,000 business customers and 90,000 residential customers in Australia.

  Primus also entered the Japanese market in late 1997 through the acquisition of Telepassport Network KK. Primus maintains an office in downtown Tokyo and a switching platform to provide international calling services to resellers and small businesses. Primus has applied for a full Class-I carrier license in Japan which it expects to be awarded during 1998. Primus has interconnected its Tokyo switch to Los Angeles via the TPC-5 fiber cable system.

EUROPE

  Primus Telecommunications, Ltd. is a fully licensed carrier in the United Kingdom and provides national and international long distance services to residential customers, small businesses, and other telecommunication carriers. Primus operates an Ericsson AXE-10 international gateway telephone switch in London, which is connected to the United States as well as other European countries via owned and leased international fiber optic cable capacity. Primus' European operations are headquartered in London and maintain a 24-hour customer service call center. Primus markets its services in the United Kingdom using a combination of direct sales, agents, and direct media advertising to primarily ethnic customers who make a higher than average percentage of international calls. During 1997, Primus expanded its European customer and revenue base to include small- and medium-sized business customers and other telecommunication carrier wholesale customers through expansion of its direct sales force as well as agent channels. Primus Telecommunications, Ltd. currently has approximately 25,000 residential customers using its service. Primus is in the process of expanding its services and network to continental Europe which has recently begun the process of deregulation of its telecommunications markets.

  Primus was recently awarded a Class-4 switched voice telephone license in Germany. The Company has opened its first sales office in Frankfurt, and has purchased an Ericsson AXE-10 international gateway switch which is currently being installed. Primus has also applied for a license and expects to begin operations in France during 1998.

PRIMUS STRATEGY

  The Company's objective is to become a leading global provider of international and domestic long distance voice, data and value-added services. Key elements of Primus' strategy include:

  . Focus on Customers with Significant International Long Distance Usage.
    The Company's primary focus is providing telecommunications services to small- and medium-sized businesses with significant international long distance traffic, to ethnic residential customers and, on a wholesale basis, to other telecommunications carriers and resellers with international traffic. The Company believes that the international long distance market offers an attractive business opportunity given its size and, as compared to the domestic long distance market, its higher revenue per minute, gross margin and expected growth rate.

  . Pursue Early Entry into Selected Deregulating Markets. Primus seeks to be an early entrant into selected deregulating telecommunications markets where it believes there is significant demand for international long distance services, substantial growth and profit potential, and the opportunity to establish a customer base and achieve name recognition. The Company focuses its expansion efforts on major metropolitan areas with a high concentration of customers with international traffic.

  . Implement Intelligent International Network. The Company expects that continued strategic development of its global intelligent network (the "Network") will lead to reduced transmission and other operating costs as a percentage of net revenue, reduced reliance on other carriers and more efficient network utilization. The Company owns and operates its own switching facilities, and purchases international fiber optic cable capacity on an end to end basis when current and expected traffic levels justify such investment.

  . Deliver Quality Services at Competitive Prices. The Company intends to maintain a low-cost structure in order to offer its customers international and domestic long distance services priced below that of its major competitors. In addition, the Company intends to continue to maintain strong customer relationships through the use of trained and experienced sales and service representatives.

  . Provide a Comprehensive Package of Services. The Company seeks to provide a comprehensive package of services to create "one-stop shopping" for its targeted customers' telecommunications needs, particularly for small- and medium-sized businesses and ethnic residential customers that prefer a full service telecommunications provider.

  . Growth through Selected Acquisitions. As part of its business strategy, the Company frequently evaluates potential acquisitions, joint ventures and strategic alliances. The Company views acquisitions as a means to enter additional markets and expand its operations within existing markets. The Company's acquisition criteria include long-distance service providers with an established customer base, complementary operations, licenses to operate as an international carrier, an experienced management team, and businesses in countries into which the Company seeks to enter.

SERVICES

  Primus offers a broad array of telecommunications services through its own global intelligent network and through interconnection with the networks of other carriers.

  The Company offers the following services:

    International and Domestic Long Distance. The Company provides international long distance voice services to over 200 countries and provides domestic long distance voice services within each country. Access methods required to originate a call vary according to regulatory requirements and the existing domestic telecommunications infrastructure.

    Private Network Services. For business customers, the Company designs and implements international private network services that may be used for voice, data and video applications.

    Toll-free Services. The Company offers domestic and international toll-free services.

    Prepaid and Calling Cards. The Company offers prepaid and calling cards that may be used by customers for domestic and international telephone calls both within and outside of their home country. With the Company's prepaid card service, a customer purchases a card that entitles the customer to make phone calls on the card up to a predetermined monetary limit.

    Reorigination Services. In selected countries, the Company provides call reorigination services which allow country to country calling to originate from the United States, thereby taking advantage of lower United States accounting rates.

    Cellular Services. The Company resells Telstra analog and digital cellular services in Australia.

    Local Switched Services. The Company will provide in the future local service on a resale basis as part of its "one-stop shopping" marketing approach, subject to commercial feasibility and regulatory limitations. The Company currently provides local service in Australia.

NETWORK

  The Company believes that the continued strategic development of its Network will lead to reduced transmission and other operating costs as a percentage of net revenue and reduced reliance on other carriers. The Network consists of international and domestic switches and points of presence, and a combination of owned undersea fiber optic cable, leased facilities, resale arrangements, and correspondent agreements.

  The Network currently is comprised of 11 switches, including 7 international gateway switches in Washington, D.C., New York, Los Angeles, Toronto Vancouver, London, and Sydney, and additional domestic switches in Melbourne, Brisbane, Perth and Adelaide. The Company is currently installing an additional international gateway switch in Frankfurt, Germany. These international gateway switches are connected to the domestic and international networks of both the Company and other carriers in each country.

  The Company owns and leases international fiber optic cable capacity. The Company currently has capacity via ownership and indefeasible rights of use on the TAT 12/13, CANTAT, TPC-5, APCN, Jassaurus, and intra-Europe fiber optic cable systems.

CUSTOMERS

  The Company's primary focus is providing telecommunications services, on a retail basis, to small- and medium-sized businesses with significant international long distance traffic and ethnic residential consumers and, on a wholesale basis, other carriers and resellers with international traffic.

  Businesses. The Company's business sales and marketing efforts target small- and medium-sized businesses with significant international long distance traffic. The Company believes that these users are attracted to Primus primarily due to its price savings compared to first-tier carriers and, secondarily, its personalized approach to customer service and support, including customized billing and bundled service offerings.

  Residential Consumers. The Company's residential sales and marketing strategy targets ethnic residential consumers who generate high international traffic volumes. The Company believes that they are attracted to Primus because of price savings as compared to first-tier carriers, simplified pricing structure, and multilingual customer service and support.

  Telecommunications Carriers and Resellers. The Company competes for the business of other telecommunications carriers and resellers primarily on the basis of price and service quality. Sales to other carriers and resellers help the Company maximize the utilization of the Network and thereby reduce the Company's fixed costs per minute of use.

SALES AND MARKETING

  The Company markets its services through a variety of sales channels, as summarized below:

  Direct Sales Force. The Company's direct sales force is comprised of full-time employees who focus on small- to medium-sized business customers with substantial international traffic or traffic potential. The Company also employs full-time direct sales representatives focused on ethnic residential consumers and direct sales representatives who exclusively sell wholesale services to other long-distance carriers and resellers. Direct sales personnel are compensated with a base salary plus commissions.

  The Company's direct sales efforts are organized into regional sales offices. The Company currently has offices in Washington, D.C., New York City, Los Angeles, Tampa, Toronto, Vancouver, Montreal, Mexico City, London, Frankfurt, Melbourne, Sydney, Adelaide, Brisbane, Perth and Tokyo.

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

  Media and Direct Mail. The Company uses a variety of print, television and radio advertising to increase name recognition and generate new customers. The Company reaches ethnic residential consumers by print advertising campaigns in ethnic newspapers, and advertising on select radio and television programs.

COMPETITION

  The international telecommunications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. The Company believes that long distance service providers compete on the basis of price, customer service, product quality and breadth of services offered. In each country of operation, the Company has numerous competitors. The Company believes that as the international telecommunications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984. Prices for long-distance calls in the markets in which the Company competes have declined historically and are likely to continue to decrease. Many of the competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than the Company.

  North America. In the United States, which is the most competitive and among the most deregulated long distance markets in the world, competition is based upon pricing, customer service, network quality, and the ability to provide value-added services. AT&T is the largest supplier of long distance services, with MCI, Sprint and WorldCom being the next largest providers. In the future, under provisions of recently enacted federal legislation, the Company anticipates that it will also compete with Regional Bell Operating Companies ("RBOCs"), Local Exchange Carriers ("LECs") and Internet providers in providing domestic and international long-distance services.

  Asia-Pacific. Australia is one of the most deregulated and competitive telecommunications markets in the Asia-Pacific region. The Company's principal competitors in Australia are Telstra, the dominant carrier, Optus and AAPT and a number of other switchless resellers. The Company believes that competition in Australia will increase as more companies are awarded carrier licenses in the future.

  Europe. The Company's principal competitors in the United Kingdom are British Telecom, the dominant supplier of telecommunications services in the United Kingdom, and Mercury, a subsidiary of Cable & Wireless. The Company also faces competition from other licensed public telephone operators that are constructing their own facilities-based networks, cable companies and switch-based resellers.

GOVERNMENT REGULATION

  As a global telecommunications company, Primus is subject to varying degrees of regulation in each of the jurisdictions in which it provides its services. Regulation of the telecommunication marketplace within each country in which the company operates can have a significant impact in the Company's ability to operate and grow.

  United States. In the United States, the Company's services are subject to the provisions of the Communications Act of 1934, as amended by the 1996 Telecommunications Act (the "Communications Act"), and by the Federal Communications Commission ("FCC") regulations thereunder, as well as the applicable laws and regulations of the various states.

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

  International common carriers, including the Company, are required to obtain authority under Section 214 of the Communications Act and file a tariff containing the rates, terms, and conditions applicable to their services prior to initiating their international telecommunications services. The Company has obtained all required authorizations from the FCC to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services.

  In addition to the general common carrier principles, the Company must conduct its international business in compliance with the FCC's international settlements policy ("ISP"), the rules that establish the permissible boundaries for U.S.-based carriers and their foreign correspondents to settle the cost of terminating each other's traffic over their respective networks. The Company intends, where possible, to take advantage of lowered accounting rates and flexible arrangements. The Company cannot predict how the FCC will resolve pending international policy issues or how such resolutions will affect its international business.

  The Company's intrastate long distance operations are subject to various state laws and regulations including, in most jurisdictions, certification and tariff filing requirements. The Company has received the necessary certificate and tariff approvals to provide intrastate long distance service in 48 states. The Company is subject to a variety of tariffing, filing, and reporting requirements imposed on authorized carriers by state public service commissions ("PSCs"). PSCs also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject the Company to increased price competition.

  Regulation of the telecommunications industry is changing rapidly both domestically and globally. The FCC is considering a number of international service issues in the context of several policy rulemaking proceedings and in response to specific petitions and applications filed by other international carriers. The Company is unable to predict how the FCC will resolve the pending international policy issues or how such resolution will affect its international business. In addition, the World Trade Organization during 1997 reached a 69-nation agreement on telecommunications services, which reflects efforts to dismantle government-owned telecommunications monopolies throughout Europe and Asia. Although the Company believes that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that the agreement will be implemented in a manner that would benefit the Company.

  Canada. Telecommunications carriers are regulated generally by the Canadian Radio-Television and Telecommunications Commission ("CRTC") which has enacted policies and regulations that include the establishment of contribution charges (the equivalent of access charges in the United States), deregulation of the international segment of the long distance market, limitations on switched hubbing, international simple resale ("ISR") and foreign ownership rules for facilities-based carriers. Canada is expected to eliminate many of these regulatory restrictions by October 1998. Teleglobe Canada, Inc. ("Teleglobe"), which currently has a monopoly over international services until October 1, 1998, offers international carrier service on a nondiscriminatory basis to both facilities-based carriers and resellers, who may have direct access to its international gateways. The Company is not permitted to provide international services other than transborder service to the United States. The Company is also permitted to provide ISR of private leased lines to carry switched traffic to certain countries, such as the United States, the United Kingdom, Australia, New Zealand and Sweden on a reciprocal basis. Despite these restrictions, Primus as a reseller is virtually unregulated by the CRTC. Primus is a registered reseller in Canada and, as such, is authorized to provide resold Canadian long distance service without rate, price or tariff regulation, ownership limitations, or other regulatory requirements.

  Australia. The provision of the Company's services is subject to federal regulation. Two primary instruments of regulation have been the Telecommunications Act 1991 and federal regulation of anti-competitive practices pursuant to the Trade Practices Act 1974. The regulatory climate changed in July 1997 with the implementation of the Telecommunications Act 1997 (the "Telecom Act"). These latest changes to the regulatory framework have been described by the Australian Government as the achievement of the Government's long term objective of an internationally competitive telecommunications industry in Australia through full and open competition.

  In connection with the Telecom Act, the Company became one of five licensed carriers permitted to own and operate transmission facilities in Australia. Under the new regulatory framework, the Company does not require a carriage license in order to supply carriage services to the public using network facilities owned by another carrier. Instead, with respect to carriage services, the Company must comply with legislated "service provider" rules contained in the Telecom Act covering matters such as compliance with the Telecom Act, operator services, regulation of access, directory assistance, provision of information to allow maintenance of an integrated public number database, and itemized billing.

  Also, in connection with the Telecom Act, two federal regulatory authorities now exercise control over a broad range of issues affecting the operation of the Australian telecommunications industry. The Australian Communications Authority ("ACA") is the authority regulating matters including the licensing of carriers and technical matters, and the Australian Competition and Consumer Commission ("ACCC") has the role of promotion of competition and consumer protection. The Company will be required to comply with the terms of its own licenses, will be subject to the greater controls applicable to licensed facilities-based carriers and will be under the regulatory control of the ACA and the ACCC.

  United Kingdom. The Company's services are subject to the provisions of the United Kingdom Telecommunications Act of 1984. The Secretary of State for Trade and Industry, acting on the advice of the United Kingdom Department of Trade and Industry (the "DTI") is responsible for granting United Kingdom telecommunications licenses, while the Director General of Telecommunications and the Office of Telecommunications ("Oftel") are responsible for enforcing the terms of such licenses. Oftel attempts to promote effective competition both in networks and in services to redress anti-competitive behavior. Oftel has imposed mandatory rate reductions on British Telecom in the past, which reductions are expected to continue for the foreseeable future, and this has had, and may continue to have, the effect of reducing the prices the Company can charge its customers.

ACQUISITIONS

  On March 8, 1998 the Company purchased a controlling interest in Hotkey Internet Services Pty., Ltd. ("Hotkey"), a Melbourne, Australia based internet service provider. The Company's 60% ownership of Hotkey was purchased for approximately $1.3 million. Prior to the Company's investment in Hotkey, Primus' chairman, K. Paul Singh, owned approximately 14% of Hotkey. As a result of the transaction Mr. Singh owns 4% of Hotkey.

  On February 4, 1998 the Company entered into an Agreement and Plan of Merger ("the Agreement") with TresCom, a facilities-based international telecommunications provider specializing in traffic to the Caribbean and Central and South America. The Agreement calls for Primus to acquire all of the approximately 12.5 million outstanding shares of TresCom at a value of $10 per share, subject to certain potential adjustments, through the exchange of newly issued shares of Primus' common stock. The transaction is subject to, among other things, the approval of both Primus and TresCom stockholders and certain regulatory authorities.

  On October 20, 1997 the Company completed the acquisition of the equity and ownership interests of Telepassport L.L.C. ("Telepassport") and substantially all of the assets of USFI, Inc. ("USFI") for a purchase price of $11.5 million in cash. Telepassport and USFI were under common control and engaged in the business of providing international and domestic long distance and reorigination services in Europe, Asia, and South Africa. Operations included a customer base in Germany and a wholly owned facilities-based carrier in Japan.

  On April 8, 1997 the Company acquired the assets of Cam-Net Communications Network, Inc. and its subsidiaries ("Cam-Net"), a Canadian provider of international and domestic long distance services, for approximately $5 million in cash. Cam-Net had a Canadian customer base in excess of 20,000 and switching facilities in Vancouver and Toronto.

EMPLOYEES

  The following table summarizes the number of full-time employees of the Company as of December 31, 1997, by region and classification:

                                                     NORTH   ASIA-
                                                    AMERICA PACIFIC EUROPE TOTAL
                                                    ------- ------- ------ -----
      Management and Administrative................    47      32     10     89
      Sales and Marketing..........................    77      81     35    193
      Customer Service and Support.................    31      37     31     99
      Technical....................................    53      60     10    123
                                                      ---     ---    ---    ---
        Total......................................   208     210     86    504
                                                      ===     ===    ===    ===

  The Company has never experienced a work stoppage, and none of its employees is represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

ITEM 2. PROPERTIES

  The Company currently leases its corporate headquarters which is located in McLean, Virginia. Additionally, the Company also leases administrative, technical and sales office space in Washington, D.C., the New York City metropolitan area, Los Angeles and Tampa in the United States; Melbourne, Sydney, Brisbane, Perth and Adelaide in Australia; London in the United Kingdom; Vancouver, Toronto and Montreal in Canada; Tokyo in Japan; Mexico City in Mexico; and Frankfurt in Germany. Total leased space approximates 130,000 square feet and the total annual lease costs are approximately $2.9 million. The operating leases expire at various times through 2006.

  Certain communications equipment which includes network switches and transmission lines are leased through operating and capital leases.

  Management believes that the Company's present administrative and sales office facilities are adequate for its anticipated operations and that similar space can readily be obtained as needed. The Company believes the current leased facilities to house the communications equipment are adequate. However, as the Company's network of switches grows, the Company expects to lease additional locations to house the new equipment.

ITEM 3. LEGAL PROCEEDINGS

  The Company is from time to time involved in litigation incidental to the conduct of its business. The Company believes the outcome of pending legal proceedings to which the Company is a party will not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Previously filed with the Company's Form 10-Q for the period ended September 30, 1997.

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

      PERIOD                                                    HIGH    LOW
      ------                                                    ----    ----
      1996
      November 7, 1996 through December 31,1996................ $14 5/8 $10 1/2
      1997
      1st Quarter.............................................. $ 17    $ 7 3/8
      2nd Quarter.............................................. $11 1/8 $ 7 1/8
      3rd Quarter.............................................. $10 5/8 $ 7 5/8
      4th Quarter.............................................. $16 5/8 $ 10

DIVIDEND POLICY

  The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. Dividends are currently restricted by the senior note indenture, and may be restricted by other credit arrangements entered into in the future by the Company. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future.

HOLDERS

  As of February 28, 1998, the Company had approximately 282 holders of record of its Common Stock. The Company believes that it has in excess of 400 beneficial owners.

RECENT SALES OF UNREGISTERED SECURITIES

  On October 1, 1997, 1,842,941 shares of Common Stock were issued pursuant to the exercise of warrants which previously had been issued in connection with a $16 million private equity sale in July 1996. Such Common Stock was issued to a limited group of institutional investors in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. The Company received approximately $1.5 million in connection with such warrant exercise. No commissions were paid to any underwriter, broker or dealer in connection with such issuance.

ITEM 6. SELECTED FINANCIAL DATA

  The following sets forth selected financial data of the Company for the years ended December 31, 1997, 1996, 1995 and from inception to December 31, 1994 as derived from the historical financial statements of the Company.

                                                  FOR THE PERIOD ENDED
                                            -----------------------------------
                                              1997      1996     1995     1994
                                            --------  --------  -------  ------
                                             (IN THOUSANDS EXCEPT PER SHARE
                                                         DATA)
STATEMENT OF OPERATIONS DATA:
Net revenue...............................  $280,197  $172,972  $ 1,167  $    0
Gross margin (deficit)....................  $ 27,466  $ 14,127  $  (217) $    0
Selling, general, administrative expenses.  $ 50,622  $ 20,114  $ 2,024  $  557
Loss from operations......................  $(29,889) $ (8,151) $(2,401) $ (569)
Net loss..................................  $(36,239) $ (8,764) $(2,425) $ (577)
Basic and diluted net loss per share......  $  (1.99) $  (0.75) $ (0.48) $(0.22)
BALANCE SHEET DATA:
(As of December 31)
Total assets..............................  $358,013  $140,560  $ 5,042  $  487
Total long term obligations...............  $231,211  $ 17,248  $   528  $   13
Total stockholders' equity (deficit)......  $ 42,526  $ 76,440  $ 2,562  $  (71)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

  Primus is a global telecommunications company that focuses on the provision of international and domestic long distance telecommunications services. The Company is capitalizing on the increasing business and residential demand for international telecommunication services as a result of the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunication sector. The Company has targeted North America, Asia-Pacific, Europe and, most recently, with the pending acquisition of TresCom, the Caribbean and Central and South America, as its primary service regions. The Company currently provides services in the United States, Canada, Mexico, Australia, Japan and the United Kingdom. The Company expects to continue to expand into additional countries as worldwide deregulation continues and the Company is permitted to offer a full range of switched public telephone service in those countries.

  Net revenue is earned based on the number of minutes billed by the Company and is recorded upon completion of a call. The Company generally prices its services at a savings compared to the major carriers operating in the Company's service regions. The Company's net revenue in North America is derived from carrying a mix of business, consumer and wholesale carrier long distance traffic. In Asia-Pacific, net revenue is derived from the provision of long distance services and from the provision of local and cellular services, primarily to small- and medium-sized businesses and residential customers. In Europe, net revenue is derived from the provision of long distance services to ethnic residential consumers, small- and medium-sized businesses and to wholesale carriers.

  Cost of revenue is comprised of costs incurred from other domestic and foreign telecommunications carriers to access, transport and terminate calls. The majority of the Company's cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the Company's most significant expense. As the Company increases the portion of traffic transmitted over its own facilities, cost of revenue increasingly will be comprised of fixed lease costs.

  Although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States and changes in exchange rates may have a significant effect on the Company's results of operations. The Company historically has not engaged in hedging transactions.

OTHER OPERATING DATA

  The following information for the year ended December 31, 1997 (in thousands), is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

                                                   MINUTES OF LONG DISTANCE USE
                                           NET    ------------------------------
                                         REVENUE  INTERNATIONAL DOMESTIC  TOTAL
                                         -------- ------------- -------- -------
      North America..................... $ 74,359    196,562     59,628  256,190
      Asia-Pacific......................  183,126     39,394    243,825  283,219
      United Kingdom....................   22,712     36,639     26,907   63,546
                                         --------    -------    -------  -------
        Total........................... $280,197    272,595    330,360  602,955
                                         ========    =======    =======  =======

 Results of operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996

  Net revenue increased $107.2 million or 62%, from $173.0 million for the year ended December 31, 1996 to $280.2 million for the year ended December 31, 1997. Of the increase, $57.8 million was associated with the Company's North American operations and reflects a growth rate in excess of 300%. The growth is a result of increased traffic volumes in wholesale carrier operations and, to a lesser extent, in ethnic residential and business customer traffic. Additionally, the purchases of the Company's Canadian operations in April 1997 and those of Telepassport/USFI in October 1997 contributed to the year-over-year net revenue growth. The Asia-Pacific operations contributed $31.9 million to the year-over-year net revenue growth, resulting in part from the residential customer marketing campaigns commenced in early 1997. The 1997 results also reflect a full year of the Australian operations as compared to ten months in 1996 as a result of the March 1, 1996 acquisition of these operations. The Asia-Pacific net revenue growth was negatively impacted by weakness in the Australian dollar during 1997 as compared to 1996. The remaining net revenue growth of $17.6 million, a year-over-year growth rate in excess of 300%, came from the European operations as a result of expansion into the wholesale carrier marketplace during the third quarter of 1997 and continued growth in the ethnic residential and business marketplaces.

  Cost of revenue increased $93.9 million, from $158.8 million, or 91.8% of net revenue, for the year ended December 31, 1996 to $252.7 million, or 90.2% of net revenue, for the year ended December 31, 1997. The increase in the cost of revenue is a direct reflection of the increase in traffic volumes. The decrease in the cost of revenue as a percentage of net revenue reflects the investments made by the Company in its global intelligent network and the associated migration of customer traffic onto the Network, particularly in Australia with the advent of equal access in the second half of 1997.

  Selling, general and administrative expenses increased $30.5 million, from $20.1 million to $50.6 million for the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase is attributable to the hiring of additional sales and marketing staff, and operations and engineering personnel to operate the Company's global network; the addition of the Canadian and Telepassport/USFI operations; a full year of the Company's Australian operations versus ten months in the prior year; and increased advertising and promotional expenses associated with the Company's residential marketing campaigns.

  Depreciation and amortization increased from $2.2 million for the year ended December 31, 1996 to $6.7 million for the year ended December 31, 1997. The majority of the increase is associated with capital expenditures for international fiber, telephone switches and related transmission equipment being placed into service. Additionally, amortization expense increased as a result of the additional intangible assets associated with the Company's acquisitions during 1997.

  Interest expense increased from $0.9 million for the year ended December 31, 1996 to $12.9 million for the year ended December 31, 1997. The increase is attributable to the interest expense associated with the Company's $225 million senior notes.

  Interest income increased from $0.8 million for the year ended December 31, 1996 to $6.2 million for the year ended December 31, 1997. The increase is due to investment of the proceeds from the Company's senior notes offering and its initial public equity offering.

  Other income (expense) for the years ended December 31, 1997 and 1996 is the result of foreign currency transaction gains/losses on Australian dollar-denominated debt incurred by the Company for its acquisition of Axicorp, due to the fluctuations of the Australian dollar against the United States dollar during the year. This debt was paid in full during 1997.

  Income taxes were attributable to the operations of the Company's United Kingdom and Australian subsidiaries.

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

  Cost of revenue increased $157.4 million, from $1.4 million for the year ended December 31, 1995 to $158.8 million for the year ended December 31, 1996 as a direct result of the increase in traffic volume. Most of the Company's costs of revenue are variable, since the Company had a limited Network during this period and functioned primarily as a switchless reseller. The cost of revenue in the United States reflects the start-up nature of the network operations and traffic being carried on more expensive carriers until adequate capacity on lower cost carriers could be established.

  Selling, general and administrative expenses increased $18.1 million, from $2.0 million to $20.1 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Approximately $11.4 million of the increase was attributable to the ten months of activity associated with the Australian operations, and the remaining $6.7 million related to the non-Australian operations was a result of increased staffing levels, increased sales and marketing activity and network operations costs. The non-Australian selling, general and administrative costs as a percentage of non-Australian net revenue for the year ended December 31, 1996 was 40%, which is reflective of the growth in the infrastructure necessary to support future non-Australian net revenues. The Australian selling, general and administrative expense as a percentage of Australian net revenue was 7.5% for the ten months ended December 31, 1996.

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

  Income taxes were primarily attributable to the operations of Axicorp for the ten months from the date of purchase, and represent the amount of expense for Australian taxes.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity requirements arise from net cash used in operating activities; purchases of network equipment including switches, related transmission equipment, and international fiber cable capacity; interest and principal payments on outstanding indebtedness; and acquisition of businesses. The Company has financed its growth to date through an August 1997 Senior Notes and Warrants Offering, the November 1996 initial public offering and other private placements of its common stock, and capital lease financing.

  The semi-annual interest payments due under the Senior Notes are pre-funded by the restricted investments for payments through August 1, 2000.

  The Company believes that its cash and cash equivalents, restricted investments, and capital lease and other financing (subject to the limitations contained in the senior notes indenture) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures (including the expansion of the Primus Network as currently contemplated), and other working capital requirements for the combined operations for the foreseeable future. As a result of the TresCom acquisition, the Company may further expand its Network, particularly as countries in the Caribbean and Central and South America experience deregulation. Such expansion may include additions to the existing TresCom network as well as additions to the Primus Network. The Company is currently analyzing the extent of such potential Network additions, and the sources of any related financing. The Company's level of indebtedness is substantial, and the Company must increase its net cash flow in order to meet long-term debt service obligations. There can be no assurance the Company will be successful in achieving the level of net cash flow necessary to meet its long-term obligations.

YEAR 2000 COMPLIANCE

  In accordance with Securities and Exchange Commission Staff Legal Bulletin No. 5, dated October 8, 1997, the Company has begun a review and assessment of the anticipated costs, problems and uncertainties associated with Year 2000 issues. The Company is implementing a Year 2000 compliance plan whereby each operating unit is responsible for identifying systems requiring modification or conversion (both internal systems and those provided by or otherwise available from outside vendors). The Company believes that Year 2000 issues will not materially affect its products, services, or competitive conditions and that its costs of addressing Year 2000 compliance will not materially impact future operating results or financial condition.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

  Statements in this Annual Report on Form 10-K, including those concerning the Company's expectations of future sales, net revenue, gross profit, net income, network development, traffic development, capital expenditures, selling, general and administrative expenses, service introductions and cash requirements, include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors which could cause results to differ from expectations include risks associated with:

  Limited Operating History; Entry into Developing Markets. The Company was founded in February 1994, began generating revenue in March 1995 and acquired its operating subsidiary, Axicorp, in March 1996. The Company intends to enter markets where it has limited or no operating experience. The Company's prospects should be considered in light of risks, expenses, problems and delays inherent in establishing a new business in a rapidly changing industry.

  Managing Rapid Growth. The Company's strategy of rapid growth has placed, and is expected to continue to place, a significant strain on the Company. In order to manage its growth effectively, the Company must continue to implement and improve its operational and financial systems and controls, purchase and utilize additional transmission facilities, and expand, train and manage its employees, all within a rapidly-changing regulatory environment. Inaccuracies in the Company's forecast of traffic could result in insufficient or excessive transmission facilities and disproportionate fixed expenses.

  Substantial Indebtedness; Liquidity. The Company currently has substantial indebtedness and anticipates that it and its subsidiaries will incur additional indebtedness in the future. The level of the Company's indebtedness
(i) could make it more difficult for it to make payments of interest on its outstanding debt; (ii) could limit the ability of the Company to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (iii) requires that a substantial portion of the
Company's cash flow from operations, if any, be dedicated to the payment of principal and interest on its indebtedness and other obligations and, accordingly, will not be available for use in its business; (iv) could limit its flexibility in planning for, or reacting to, changes in its business; (v) results in the Company being more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and (vi) will make it more vulnerable in the event of a downturn in its business.

  Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, Primus had negative cash flow from operating activities and negative EBITDA. In addition, Primus incurred net losses in 1995, 1996, and 1997, and has an accumulated deficit of approximately $48 million as of December 31, 1997. The Company expects to continue to incur additional operating losses, negative EBITDA and negative cash flow from operations as it expands its operations and continues to build-out and upgrade its Network. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain its profitability or positive cash flow from operations in any future period.

  Acquisition Risks. Acquisitions, a key element in the Company's growth strategy, involve operational risks, including the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management, while the Company continues to incur operating expenses to provide the services formerly provided by the acquired company, and financial risks including the incurrence of indebtedness by the Company in order to effect the acquisition (subject to the limitations contained in the Indenture) and the consequent need to service that indebtedness. There can be no assurance that the Company will be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into its own.

  Intense Competition. The long distance telecommunications industry is intensely competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. Competition in all of the Company's markets is likely to increase and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is likely to become similar to the intense competition in the United States. Many of the Company's competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than the Company, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, as well as long-standing relationships with the Company's target customers. In addition, many of the Company's competitors enjoy economies of scale that result in a lower cost structure for transmission and related costs which could cause significant pricing pressures within the industry.

  Dependence on Transmission Facilities-Based Carriers. The Company's ability to maintain and expand its business is dependent upon whether the Company continues to maintain favorable relationships with the transmission facilities-based carriers to carry the Company's traffic.

  International Operations. In many international markets, the existing carrier will control access to the local networks, enjoy better brand recognition and brand and customer loyalty, and have significant operational economies, including a larger backbone network and correspondent agreements. Moreover, the existing carrier may take many months to allow competitors, including the Company, to interconnect to its switches within its territory. There can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, obtain access to local transmission facilities or to market services in international markets. In addition, operating in international markets generally involves additional risks, including: unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; problems in collecting accounts receivable; political risks; fluctuations in currency exchange rates; foreign exchange controls which restrict repatriation of funds; technology export and import restrictions; seasonal reductions in business activity during the summer months; and potentially adverse tax consequences.

  Dependence on Effective Information Systems. The Company's management information systems must grow as the Company's business expands and are expected to change as new technological developments occur. There can be no assurance that the Company will not encounter delays or cost-overruns or suffer adverse consequences in implementing new systems when required. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 and are vulnerable to the Year 2000 problem which could result in a major system failure or miscalculations. There can be no assurance that the Company will be able to successfully implement upgrades to its systems to correct any year 2000 problem. A failure of the Company's computer systems, or the failure of the Company's vendors or customers to effectively upgrade their software and systems for transition to the year 2000, could have a material adverse effect on the Company's business and financial condition or results of operations.

  Industry Changes. The international telecommunications industry is changing rapidly due to deregulation, privatization, technological improvements, expansion of infrastructure and the globalization of the world's economies. In order to compete effectively, the Company must adjust its contemplated plan of development to meet changing market conditions. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. The Company's profitability will depend on its ability to anticipate, assess and adapt to rapid technological changes and its ability to offer, on a timely and cost-effective basis, services that meet evolving industry standards.

  Network Development; Migration of Traffic. The long-term success of the Company is dependent upon its ability to design, implement, operate, manage and maintain the Network. The Company could experience delays or cost overruns in the implementation of the Network, or its ability to migrate traffic onto its network, which could have a material adverse effect on the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  This requirement is not currently applicable to Primus.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................. F-2
Consolidated Financial Statements
  Consolidated Statement of Operations for the years ended December 31,
   1997, 1996 and 1995.................................................... F-3
  Consolidated Balance Sheet--December 31, 1997 and 1996.................. F-4
  Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995................................. F-5
  Consolidated Statement of Cash Flows for the years ended December
   31,1997, 1996 and 1995................................................. F-6
  Notes to the Consolidated Financial Statements.......................... F-7

                                   PART III

  The information required by Part III will be provided in the Company's Registration Statement on Form S-4 (which includes its Proxy Statement for the 1998 Annual Meeting of Stockholders) (the "1998 S-4"), which will be filed pursuant to Regulation 14A not later than April 30, 1998, and is incorporated herein by this reference to the following extent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to directors of the Company is set forth under the caption entitled "Election of Directors of Primus" in the Company's 1998 S-4 and is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in the Company's 1998 S-4 under the caption "Executive Officers and Directors of Primus" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information regarding compensation of officers and directors of the Company is set forth under the caption entitled "Executive Compensation of Primus" in the Company's 1998 S-4 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding ownership of certain of the Company's securities is set forth under the captions entitled "Security Ownership of Certain Beneficial Owners and Management of Primus" in the Company's 1998 S-4 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Transactions of Primus" in the Company's 1998 S-4 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FROM 8-K

  a) Financial Statements and Schedules

    The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

    Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

  b) Reports on 8-K

    Form 8-K dated November 3, 1997 was filed to announce the acquisition of the assets of USFI, Inc. and the equity and ownership interests in Telepassport L.L.C.

  c) Exhibit listing

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
   2.1   Asset Purchase Agreement by and among USFI, Inc., Primus
         Telecommunications, Inc., Primus Telecommunications Group,
         Incorporated, and US Cable Corporation, dated as of October 20, 1997;
         Incorporated by reference--Exhibit 2.1 of the Company's Current Report on Form 8-K dated November 3, 1997. (The exhibits and schedules listed in the table of contents to the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of such exhibits and schedules shall be furnished supplementally to the
         Securities and Exchange Commission upon request).
   2.2   Equity Purchase Agreement by and among Messrs. James D. Pearson,
         Stephen E. Myers, Michael C. Anderson, Primus Telecommunications,
         Inc., and Primus Telecommunications Group, Incorporated dated as of
         October 20, 1997; Incorporated by reference--Exhibit 2.2 of the
         Company's Current Report on Form 8-K dated November 3, 1997. (The exhibits and schedules listed in the table of contents to the Equity
         Purchase Agreement have been omitted in accordance with Item 601(b)(2)
         of Regulation S-K. A copy of such exhibits and schedules shall be furnished supplementally to the Securities and Exchange Commission upon request).
   2.3   Agreement and Plan of Merger by and among the Company, TresCom and
         Taurus Acquisition Corporation, dated as of February 3, 1998;
         Incorporated by reference--Exhibit 2.1 of the Company's 8-K dated
         February 12, 1998. (The schedules referred to therein have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of such schedules shall be furnished supplementally to the Securities and
         Exchange Commission upon request.)
   3.1   Amended and Restated Certificate of Incorporation; Incorporated by
         reference--Exhibit 3.1 of the Company's Registration Statement of Form
         S-1 (No. 333-10875).

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
   3.2   Certificate of Amendment of Certificate of Incorporation; Incorporated
         by reference--Exhibit 3.2 of the Company's Annual Report on Form 10-K
         for the year ended December 31, 1996.
   3.3   Amended and Restated By-Laws; Incorporated by reference--Exhibit 3.2 of the Company's Registration Statement of Form S-1 (No. 333-10875).
   4.1   Specimen Certificate of the Company's Common Stock, par value $.01 per share; Incorporated by reference--Exhibit 4.1 of the Company's
         Registration Statement of Form S-1 (No. 333-10875).
   4.2   Form of Indenture; Incorporated by reference--Exhibit 4.1 of the
         Company's Registration Statement of Form S-1 (No. 333-30195).
   4.3   Form of Warrant Agreement; Incorporated by reference--Exhibit 4.2 of the Company's Registration Statement of Form S-1 (No. 333-30195).
  10.1   Switched Transit Agreement, dated June 5, 1995, between Teleglobe USA,
         Inc. and the Company for the provision of services to India;
         Incorporated by reference--Exhibit 10.2 of the Company's Registration
         Statement of Form S-1 (No. 333-10875).
  10.2   Hardpatch Transit Agreement, dated February 29, 1996, between
         Teleglobe USA, Inc. and the Company for the provision of services to
         Iran; Incorporated by reference--Exhibit 10.3 of the Company's
         Registration Statement of Form S-1 (No. 333-10875).
  10.3   Agreement for Billing and Related Services, dated February 23, 1995, between the Company and Electronic Data System Inc.; Incorporated by
         reference--Exhibit 10.4 of the Company's Registration Statement of
         Form S-1 (No. 333-10875).
  10.4   Employment Agreement, dated June 1, 1994, between the Company and K.
         Paul Singh; Incorporated by reference--Exhibit 10.5 of the Company's
         Registration Statement of Form S-1 (No. 333-10875).*
  10.5   Primus Telecommunications Group, Incorporated Stock Option Plan--
         Amended and Restated Effective March 21, 1997; Incorporated by
         reference to Exhibit 10.6 of the Company's Registration Statement Form
         S-1 (No. 333-10875).*
  10.6   Primus Telecommunications Group, Incorporated 1995 Director Stock
         Option Plan; Incorporated by reference to Exhibit 10.7 of the
         Company's Registration Statement Form S-1 (No. 333-10875).*
  10.7   Registration Rights Agreement, dated July 31, 1996, among the Company,
         Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston
         Partners II LDC and Winston Partners LLC; Incorporated by reference--
         Exhibit 10.11 of the Company's Registration Statement of Form S-1 (No.
         333-10875).
  10.8   Service Provider Agreement between Telstra Corporation Limited and
         Axicorp Pty., Ltd. dated May 3, 1995; Incorporated by reference--
         Exhibit 10.12 of the Company's Registration Statement of Form S-1 (No.
         333-10875).
  10.9   Dealer Agreement between Telstra Corporation Limited and Axicorp Pty.,
         Ltd. dated January 8, 1996; Incorporated by reference--Exhibit 10.13 of the Company's Registration Statement of Form S-1 (No. 333-10875).
  10.10  Hardpatch Transit Agreement dated October 5, 1995 between Teleglobe
         USA, Inc. and the Company for the provision of services to India;
         Incorporated by reference--Exhibit 10.14 of the Company's Registration
         Statement of Form S-1 (No. 333-10875).
  10.11  Securities Purchase Agreement dated as of July 31, 1996 among the
         Company, Quantum Industrial Partners LDC, S-C Phoenix Holdings L.L.C,
         Winston Partners II LLC, and Winston Partners II, LDC; Incorporated by
         reference--Exhibit 10.15 of the Company's Registration Statement of
         Form S-1 (No. 333-10875).

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
  10.12  Primus Telecommunications Group, Incorporated Employee Stock Purchase
         Plan; Incorporated by reference--Exhibit 10.15 of the Company's
         Registration Statement Form S-1 (No. 333-30195).*
  10.13  Primus Telecommunications Group, Incorporated 401(k) Plan;
         Incorporated by reference Exhibit 4.4 of the Company's Registration
         Statement on Form S-8 (No. 333-35005).*
  10.14  Stockholder Agreement among Warburg, Pincus Investors, LP, K. Paul
         Singh and the Company, dated as of February 3, 1998; Incorporated by reference--Exhibit 10.1 of the Company's Current Report on Form 8-K
         dated February 12, 1998.
  10.15  Voting Agreement between the Company and Wesley T. O'Brien, dated as of February 3, 1998; Incorporated by reference--Exhibit 10.4 of the
         Company's Current Report on Form 8-K dated February 12, 1998.
  10.16  Voting Agreement between the Company and Rudy McGlasgan dated as of
         February 3, 1998, Incorporated by reference--Exhibit 10.5 of the
         Company's Current Report on Form 8-K dated February 12, 1998.
  10.17  Master Lease Agreement dated as of November 21, 1997 between NTFC
         Capital Corporation and Primus Telecommunications, Inc.
  21.1   Subsidiaries of the Registrant.
  24.1   Power of Attorney (included on Page 19).
  27.1   Financial Data Schedule for the Company for the year ended December
         31, 1997.

--------
* Management Contract or compensatory benefit plan.

                                  SIGNATURES

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                          PRIMUS TELECOMMUNICATIONS GROUP,
                                           INCORPORATED

                                                    /s/ K. Paul Singh
                                          By:__________________________________
                                                      K. Paul Singh
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Paul Singh and Neil L. Hazard, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 1997, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              SIGNATURE                      TITLE                   DATE

    /s/    K. Paul Singh             Chairman, President       March 18, 1998
-----------------------------------   and Chief Executive
           K. Paul Singh              Officer (principal
                                      executive officer)
                                      and Director

    /s/   Neil L. Hazard             Executive Vice            March 18, 1998
-----------------------------------   President and Chief
          Neil L. Hazard              Financial Officer
                                      (principal
                                      financial officer
                                      and principal
                                      accounting officer)

    /s/  John F. DePodesta           Executive Vice            March 18, 1998
-----------------------------------   President, Law and
         John F. DePodesta            Regulatory Affairs
                                      and Director

    /s/   Herman Fialkov             Director                  March 18, 1998
-----------------------------------
          Herman Fialkov

    /s/ David E. Hershberg           Director                  March 18, 1998
-----------------------------------
        David E. Hershberg

    /s/     John Puente              Director                  March 18, 1998
-----------------------------------
            John Puente

                       INDEX TO FINANCIAL STATEMENTS AND
                                    EXHIBITS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................. F-2
Consolidated Financial Statements:
  Consolidated Statement of Operations for the years ended December 31,
   1997, 1996, and 1995................................................... F-3
  Consolidated Balance Sheet--December 31, 1997 and 1996.................. F-4
  Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1996, and 1995................................ F-5
  Consolidated Statement of Cash Flows for the years ended December 31,
   1997, 1996, and 1995................................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7
Exhibits:
  Exhibit 27.1--Financial Data Schedule................................... E-1

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Primus Telecommunications Group, Incorporated

  We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primus Telecommunication Group, Incorporated and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Washington, D.C.
February 12, 1998, except for Note 15 as to which the date is March 8, 1998

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
NET REVENUE....................................... $280,197  $172,972   $1,167
COST OF REVENUE...................................  252,731   158,845    1,384
                                                   --------  --------  -------
GROSS MARGIN (DEFICIT)............................   27,466    14,127     (217)
                                                   --------  --------  -------
OPERATING EXPENSES:
  Selling, general and administrative.............   50,622    20,114    2,024
  Depreciation and amortization...................    6,733     2,164      160
                                                   --------  --------  -------
    Total operating expenses......................   57,355    22,278    2,184
                                                   --------  --------  -------
LOSS FROM OPERATIONS..............................  (29,889)   (8,151)  (2,401)
INTEREST EXPENSE..................................  (12,914)     (857)     (59)
INTEREST INCOME ..................................    6,238       785       35
OTHER INCOME (EXPENSE)............................      407      (345)      --
                                                   --------  --------  -------
LOSS BEFORE INCOME TAXES..........................  (36,158)   (8,568)  (2,425)
INCOME TAXES......................................      (81)     (196)      --
                                                   --------  --------  -------
NET LOSS.......................................... $(36,239) $ (8,764) $(2,425)
                                                   ========  ========  =======
BASIC AND DILUTED NET LOSS PER SHARE.............. $  (1.99) $  (0.75) $ (0.48)
                                                   ========  ========  =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING......................................   18,250    11,660    5,019
                                                   ========  ========  =======


                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                           CONSOLIDATED BALANCE SHEET

                                                      DECEMBER 31, DECEMBER 31,
                       ASSETS                             1997         1996
                       ------                         ------------ ------------
                                                           (IN THOUSANDS,
                                                        EXCEPT SHARE AMOUNTS)
CURRENT ASSETS:
  Cash and cash equivalents..........................   $115,232     $ 35,474
  Restricted investments.............................     22,774           --
  Short-term investments.............................         --       25,125
  Accounts receivable (net of allowance of $5,044 and
   $2,585)...........................................     58,172       35,217
  Prepaid expenses and othe current assets...........      5,152          910
                                                        --------     --------
    Total current assets.............................    201,330       96,726
RESTRICTED INVESTMENTS...............................     50,776           --
PROPERTY AND EQUIPMENT--Net..........................     59,241       16,596
INTANGIBLES--Net.....................................     33,164       21,246
DEFERRED INCOME TAXES................................      2,620        4,951
OTHER ASSETS.........................................     10,882        1,041
                                                        --------     --------
  TOTAL ASSETS.......................................   $358,013     $140,560
                                                        ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Accounts payable...................................   $ 56,358     $ 32,675
  Accrued expenses and other current liabilities.....     12,468        7,931
  Accrued interest...................................     11,016          847
  Deferred income taxes..............................      4,434        5,419
  Current portion of long-term obligations...........      1,059       10,572
                                                        --------     --------
    Total current liabilities........................     85,335       57,444
LONG TERM OBLIGATIONS................................    230,152        6,676
                                                        --------     --------
    Total liabilities................................    315,487       64,120
                                                        --------     --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value--authorized
   2,455,000 shares; none issued and outstanding ....         --           --
  Common stock, $.01 par value--authorized 40,000,000
   shares; issued and outstanding, 19,662,233 and
   17,778,731 shares.................................        197          178
  Additional paid-in capital.........................     92,181       88,106
  Accumulated deficit................................   (48,005)     (11,766)
  Cumulative foreign currency translation adjustment.    (1,847)         (78)
                                                        --------     --------
    Total stockholders' equity.......................     42,526       76,440
                                                        --------     --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $358,013     $140,560
                                                        ========     ========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                           PREFERRED
                             STOCK      COMMON STOCK  ADDITIONAL             CUMULATIVE  STOCKHOLDERS'
                         -------------  -------------  PAID-IN   ACCUMULATED TRANSLATION    EQUITY
                         SHARES AMOUNT  SHARES AMOUNT  CAPITAL     DEFICIT   ADJUSTMENT    (DEFICIT)
                         ------ ------  ------ ------ ---------- ----------- ----------- -------------
BALANCE, DECEMBER 31,
 1994...................    --  $  --    4,040  $ 41   $   465    $   (577)         --     $    (71)
 Common shares sold
  through private
  placement, net of
  transaction costs.....    --     --    2,234    22     3,996          --          --        4,018
 Conversion of related
  party debt to common
  stock.................    --     --      556     6       344          --          --          350
 Common shares unused
  for services
  performed.............    --     --      234     2       691          --          --          693
 Foreign currency
  translation
  adjustment............    --     --       --    --        --          --          (3)          (3)
 Net loss...............    --     --       --    --        --      (2,425)         --       (2,425)
                          ----  -----   ------  ----   -------    --------     -------     --------
BALANCE, DECEMBER 31,
 1995...................    --     --    7,064    71     5,496      (3,002)         (3)       2,562
 Common shares sold
  through private
  placement, net of
  transaction costs.....    --     --    3,148    31    21,837          --          --       21,868
 Common shares issued
  for services
  performed.............    --     --      279     3       987          --          --          990
 Preferred shares issued
  for Axicorp
  acquisition...........   455      5       --    --     5,455          --          --        5,460
 Common shares sold, net
  of transaction costs..    --     --    5,750    58    54,341          --          --       54,399
 Conversion of preferred
  shares to common
  shares................  (455)    (5)   1,538    15       (10)         --          --           --
 Foreign currency
  translation
  adjustment............    --     --       --    --        --          --         (75)         (75)
 Net loss...............    --     --       --    --        --      (8,764)         --       (8,764)
                          ----  -----   ------  ----   -------    --------     -------     --------
BALANCE, DECEMBER 31,
 1996...................    --     --   17,779   178    88,106     (11,766)        (78)      76,440
 Common shares issued
  upon exercise of
  warrants..............    --     --    1,843    19     1,453          --          --        1,472
 Common shares issued
  for 401(k) employer
  matching contribution.    --     --        5     0        45          --          --           45
 Common shares issued
  upon exercise of
  employee stock
  options...............    --     --       35     0        42          --          --           42
 Senior notes offering--
  warrants..............    --     --       --    --     2,535          --          --        2,535
 Foreign currency
  translation
  adjustment............    --     --       --    --        --          --      (1,769)      (1,769)
 Net loss...............    --     --       --    --        --     (36,239)         --      (36,239)
                          ----  -----   ------  ----   -------    --------     -------     --------
BALANCE, DECEMBER 31,
 1997...................    --  $  --   19,662  $197   $92,181    $(48,005)    $(1,847)    $ 42,526
                          ====  =====   ======  ====   =======    ========     =======     ========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                     FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                                 -----------------------------
                                                   1997       1996      1995
                                                 ---------  --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss....................................... $ (36,239) $ (8,764)  $(2,425)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization.................     6,733     2,164       160
  Sales allowance...............................     6,185     1,960       132
  Foreign currency transaction (gain) loss .....      (407)      345        --
  Stock issuance--401(k) plan employer match....        45        --        --
  Changes in assets and liabilities, net of
   effects of acquisitions:
   (Increase) decrease in accounts receivable...   (34,240)  (19,405)     (797)
   (Increase) decrease in prepaid expenses and
    other current assets........................    (4,080)     (227)      (62)
   (Increase) decrease in other assets..........     1,147    (1,621)     (533)
   Increase (decrease) in accounts payable......    30,247    11,729     1,195
   Increase (decrease) in accrued expense and
    other current liabilities...................     5,000     6,032       322
   Increase (decrease) in accrued interest
    payable.....................................    10,852       847         0
                                                 ---------  --------   -------
      Net cash used in operating activities.....   (14,757)   (6,940)   (2,008)
                                                 ---------  --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment.............   (39,465)  (12,745)     (396)
 (Purchase) sale of short-term investments......    25,125   (25,125)       --
 Purchase of restricted investments.............   (73,550)       --        --
 Cash used in business acquisitions, net of cash
  acquired......................................   (16,349)   (1,701)       --
                                                 ---------  --------   -------
      Net cash used in investing activities.....  (104,239)  (39,571)     (396)
                                                 ---------  --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease............      (529)     (112)      (64)
 Principal payments on long-term obligations....   (16,352)     (396)       --
 Sale of common stock, net of transaction costs.     1,514    77,576     4,543
 Proceeds from long-term obligations............   225,000     2,407        --
 Deferred financing costs.......................    (9,500)       --        --
                                                 ---------  --------   -------
      Net cash provided by financing activities.   200,133    79,475     4,479
                                                 ---------  --------   -------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS...............................    (1,379)      214        --
                                                 ---------  --------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......    79,758    33,178     2,075
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..    35,474     2,296       221
                                                 ---------  --------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD........ $ 115,232  $ 35,474   $ 2,296
                                                 =========  ========   =======
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid for interest......................... $   2,745  $    149   $    36
 Non-cash investing and financing activities
  Common stock issued for services..............        --  $    990   $   693
  Conversion of related party debt to common
   stock........................................        --        --   $   350
  Increase in capital lease liability for
   acquisition of equipment..................... $   8,228  $    388   $   578
  Increase in notes payable for acquisition of
   equipment....................................        --  $  2,826        --

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

  Primus Telecommunications Group, Incorporated (the "Company") is a global telecommunications company that focuses on the provision of international and domestic long distance telecommunications services. Incorporated in Delaware in February 1994, the Company's customers include small-and medium-sized businesses, residential consumers and other telecommunication carriers, primarily located in North America, Asia-Pacific, and Europe. The Company operates as a holding company and has wholly-owned operating subsidiaries in the United States, Canada, Mexico, Australia, Japan, Germany and the United Kingdom. The Company intends to enter the Caribbean, and the Central and South American markets with its pending acquisition of TresCom International, Inc. ("TresCom"). See Note 15 below.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Revenue Recognition--Revenues from long distance telecommunications services are recognized when the services are provided and are presented net of estimated uncollectible amounts.

  Cost of Revenue--Cost of revenue includes network costs which consist of access, transport, and termination costs. Such costs are recognized when incurred in connection with the provision of telecommunications services.

  Foreign Currency Translation--The assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the average exchange rate during the period. The net effect of such translation gains and losses are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are the primary components of Other Income (Expense) in the consolidated statement of operations.

  Cash and Cash Equivalents--The Company considers cash on hand, deposits in banks, certificates of deposit, and overnight repurchase agreements with original maturities of three months or less to be cash and cash equivalents.

  Restricted Investments--Restricted investments consist of United States Federal Government-backed obligations which are reflected at amortized cost. These securities are classified as held-to-maturity and are restricted to satisfy certain interest obligations on the Company's senior notes.

  Short Term Investments--Highly liquid investments in United States Federal Government-backed obligations with original maturities in excess of three months are classified as available-for-sale and reported at fair value. Cost approximates fair value for all components of short-term investments; unrealized gains and losses are reflected in stockholders' equity and are not material.

  Property and Equipment--Property and equipment, which consists of furniture and computer equipment, leasehold improvements, software, fiber optic cable and telecommunications equipment, is stated at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs that do not materially extend the useful lives of the assets are charged to expense. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets which range from three to twenty-five years, or for leasehold improvements and leased equipment, over the terms of the leases, whichever is shorter.

  Intangible Assets--At December 31, 1997 and 1996 intangible assets, net of accumulated amortization, consist of goodwill of $27,848,000 and $17,434,000, respectively, and customer lists of $5,316,000 and $3,812,000, respectively. Goodwill is being amortized over 30 years on a straight-line basis and customer lists

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED over the estimated run-off of the customer bases not to exceed five years. Accumulated amortization at December 31, 1997 and 1996, was $1,152,000 and $498,000 related to goodwill and $1,939,000 and $762,000 related to customer lists, respectively. The Company periodically evaluates the realizability of intangible assets. In making such evaluations, the Company compares certain financial indicators such as expected undiscounted future revenues and cash flows to the carrying amount of the intangibles. The Company believes that no impairments of intangible assets exist as of December 31, 1997.

  Deferred Financing Costs--Deferred financing costs incurred in connection with the 1997 Senior Notes and Warrants Offering are reflected within other assets on the balance sheet and are being amortized over the life of the senior notes using the straight-line method, which does not differ materially from the effective interest method.

  Stock-Based Compensation--In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Upon adoption of SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has provided in
Note 10 pro forma disclosures of the effect on net loss and basic and diluted net loss per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Concentration of Credit Risk--Financial instruments that potentially subject the Company to concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables.

  Income Taxes--The Company recognizes income tax expense for financial reporting purposes following the asset and liability approach for computing deferred income taxes. Under this method, the deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

  Net Loss Per Share--During 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share and has computed basic and diluted net loss per share based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits (Note 9). Potential common stock, for purposes of determining diluted net loss per share, would include, where applicable, the effects of dilutive stock options, warrants, and convertible securities, and the effect of such potential common stock would be computed using the treasury stock method or the if-converted method. None of the Company's outstanding options and warrants are considered to be dilutive.

  Comparative net loss per share data have been restated for prior periods. In connection therewith, common stock, options and warrants issued within one year prior to the original filing of the Company's initial public offering
(IPO) at prices below the IPO price, which had previously been considered outstanding for all periods presented even though antidilutive, have been reflected in the computations of basic and diluted net loss per share in accordance with SFAS No. 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, issued February 3, 1998. Such common stock has been treated as outstanding only since issuance, and options and warrants have been excluded from the computations as they are considered antidilutive.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

  New Accounting Pronouncements--In 1998, the Company will be required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company will report comprehensive income in a separate statement which will show the effects of the foreign currency translation adjustment as a component of comprehensive income. The Company believes its segment disclosures under SFAS No. 131 will be consistent with those currently presented.

  Reclassifications--Certain prior year amounts have been reclassified to conform with certain current year presentation.

3. ACQUISITIONS

  On October 20, 1997, the Company completed the acquisition of the equity and ownership interests in Telepassport L.L.C. ("Telepassport") for a purchase price of $6.0 million. Additionally, on October 20, 1997, the Company purchased substantially all of the assets of USFI, Inc. ("USFI") for $ 5.5 million. Telepassport and USFI were under common control and engaged in the business of providing international and domestic telecommunication services, including long distance and reorigination services in Europe, Asia, and South Africa. The purchase price was allocated on a preliminary basis to the net assets acquired based upon the estimated fair value of such net assets, which resulted in an allocation of $7.75 million to goodwill.

  On April 8, 1997, the Company acquired the assets of Cam-Net Communications Network, Inc. and its subsidiaries, a Canadian based provider of domestic and international long distance service. The purchase price was approximately $5.0 million in cash.

  On March 1, 1996, the Company completed the acquisition of the outstanding capital stock of Axicorp Pty., Ltd. ("Axicorp"), the fourth largest telecommunications carrier in Australia. The purchase price consisted of cash, Company stock, and seller financing. The Company paid $5.7 million cash, including transaction costs, and issued 455,000 shares of its Series A Convertible Preferred Stock, which were subsequently converted to 1,538,355 common shares. The Company also issued two notes aggregating $8.1 million to the sellers, both of which were repaid in full during 1997.

  The Company has accounted for all of the referenced acquisitions using the purchase method. Accordingly, the results of operations of the acquired companies are included in the consolidated results of operations of the Company, as of the date of their respective acquisition.

  Pro forma operating results for the years ended December 31, 1997 and 1996, as if the acquisitions of Telepassport, USFI and Axicorp had occurred as of January 1, 1996, are as follows (in thousands, except per share amounts):

                                                              1997      1996
                                                            --------  --------
      Net revenue.......................................... $300,672  $227,311
      Net loss............................................. $(44,905) $(17,555)
      Basic and diluted net loss per share................. $  (2.46) $  (1.26)

  The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operations.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

4. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands) :

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
      Network equipment....................................... $48,246  $ 4,109
      Furniture and equipment.................................   9,334    1,272
      Leasehold improvements..................................   1,845      508
      Construction in progress................................   5,147   12,008
                                                               -------  -------
                                                                64,572   17,897
      Less: Accumulated depreciation and amortization.........  (5,331)  (1,301)
                                                               -------  -------
                                                               $59,241  $16,596
                                                               =======  =======

  Equipment under capital leases totaled $9,194,000 and $966,000 with accumulated depreciation of $835,000 and $207,000 at December 31, 1997 and 1996, respectively.

5. LONG-TERM OBLIGATIONS

  Long-term obligations consist of the following (in thousands) :

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
   Obligations under capital leases......................... $  8,487  $    788
   Senior Notes.............................................  222,616       --
   Note payable--equipment financing........................       --     2,826
   Note payable--stockholder................................       --     2,000
   Notes payable relating to Axicorp acquisition............       --     8,455
   Settlement obligation....................................      108     3,179
                                                             --------  --------
       Subtotal.............................................  231,211    17,248
   Less: Current portion of long-term obligations...........   (1,059)  (10,572)
                                                             --------  --------
                                                             $230,152  $  6,676
                                                             ========  ========

  On August 4, 1997 the Company completed the sale of $225 million 11 3/4% senior notes and warrants to purchase 392,654 shares of the Company's common stock. The senior notes are due August 1, 2004 with early redemption at the option of the Company at any time after August 1, 2001. Dividends are currently restricted by the senior notes indenture. Interest payments are due semi-annually on February 1st and August 1st. A portion of the proceeds from this offering have been pledged to secure the first six semi-annual interest payments on the senior notes and are reflected on the balance sheet as restricted investments. A portion of the proceeds of this offering, $2.535 million, was allocated to the warrants, and the resulting debt discount is being amortized over the life of the debt on the straight-line method which does not differ materially from the effective interest method.

  Notes payable-equipment financing represents vendor financing of network switching equipment for use in the Company's Australian network. This obligation was paid in full in connection with the Company's senior notes and warrants offering.

  In relation to an investment agreement, in February 1996 the Company issued a $2.0 million note payable to Teleglobe. This obligation was paid in full in connection with the Company's senior notes and warrants offering.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

  In association with the acquisition of Axicorp on March 1, 1996, the Company issued two notes to the sellers for a total of $8.5 million. These obligations were paid in full in connection with the Company's senior notes and warrants offering.

  In addition, in conjunction with the Axicorp acquisition, the Company accrued approximately $3.5 million to settle a pre-acquisition contingency between Axicorp and one of its competitors. Payments of $400,000 and $1,583,000 were made in December 1996 and January 1997, respectively. The remaining balance is due in 12 equal monthly payments which began in February 1997.

6. INCOME TAXES

  The income tax expense recorded results from current foreign taxes on earnings at the Company's Australian and United Kingdom subsidiaries.

  The differences between the tax provision (benefit) calculated at the statutory federal income tax rate and the actual tax provision (benefit) for each period is shown in the table below (in thousands) :

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                      ------------------------
                                                        1997     1996    1995
                                                      --------  -------  -----
   Tax benefit at federal statutory rate............. $(12,294) $(2,913) $(825)
   State income tax, net of federal benefit..........   (2,100)    (491)   (91)
   Foreign taxes.....................................       81      196     --
   Unrecognized benefit of net operating losses......   14,394    3,387    911
   Other.............................................       --       17      5
                                                      --------  -------  -----
   Income taxes...................................... $     81  $   196  $  --
                                                      ========  =======  =====

  The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
   Deferred tax asset (non-current):
     Cash to accrual basis adjustments (U.S.)................. $   590  $   168
     Accrued expenses.........................................     936    1,456
     Net operating loss carryforwards.........................  17,856    6,055
     Valuation allowance...................................... (16,762)  (2,728)
                                                               -------  -------
                                                               $ 2,620  $ 4,951
                                                               =======  =======
   Deferred tax liability (current):
     Accrued income........................................... $ 3,523  $ 4,934
     Other....................................................     385      139
     Depreciation.............................................     526      346
                                                               -------  -------
                                                               $ 4,434  $ 5,419
                                                               =======  =======

  At December 31, 1997, the Company had United States Federal net operating loss carryforwards of approximately $24 million that may be applied against future United States. taxable income until they expire between the years 2009 and 2012. The Company also has Australian Federal net operating loss carryforwards of approximately $26 million at December 31, 1997.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

  Due to a deemed "ownership change" of the Company as a result of the Company's initial public offering and private placements, pursuant to Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards of approximately $4.0 million that expire in the year 2009 will be limited to approximately $1.3 million per year during the carryforward period.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts reported in the balance sheet for cash and cash equivalents, restricted and short-term investments, accounts receivable and accounts payable approximate fair value. The estimated fair value of the Company's senior notes (carrying value of $222.6 million) at December 31, 1997 was $241.9 million based upon market quotation.

8. COMMITMENTS AND CONTINGENCIES

  Future minimum lease payments under capital lease obligations and operating leases as of December 31, 1997, are as follows (in thousands) :

                                                              CAPITAL  OPERATING
   YEAR ENDING DECEMBER 31,                                   LEASES    LEASES
   ------------------------                                   -------  ---------
   1998...................................................... $ 1,942   $2,907
   1999......................................................   1,686    2,218
   2000......................................................   2,211      929
   2001......................................................   2,378      779
   2002......................................................   3,096      336
   Thereafter................................................      --      560
                                                              -------   ------
   Total minimum lease payments..............................  11,313   $7,729
                                                                        ======
   Less: Amount representing interest........................  (2,826)
                                                              -------
                                                              $ 8,487
                                                              =======

  Rent expense under operating leases was $2,574,000, $1,050,000 and $215,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

9. STOCKHOLDERS' EQUITY

  On October 1, 1997, the Company issued 1,842,941 shares of its common stock pursuant to the exercise of certain warrants, which had been issued in connection with the Company's July 1996 private equity sale of $16 million. In connection with such exercise, the Company received approximately $1.5 million.

  On August 4, 1997 the Company completed a senior notes and warrants offering. Warrants valued at $2,535,000 to purchase 392,654 shares of the Company's common stock at a price of $9.075 per share were issued.

  In November 1996, the Company completed an initial public offering of 5,750,000 shares of its common stock. The net proceeds to the Company (net of underwriter discounts and offering expenses) were $54.4 million.

  In connection with the Company's initial public offering, the Board approved a split of all shares of common stock at a ratio of 3.381 to one as of November 7, 1996 and amended the Company's Amended and Restated Certificate of Incorporation (the "Certificate") to increase the authorized Common Stock to 40,000,000 shares.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

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

  In January 1996, the Company raised approximately $4.7 million, net of transaction costs, in a private placement. This placement included the sale of 1,771,194 shares of common stock to numerous investors. The Company also issued 278,899 shares of common stock for services rendered in conjunction with this offering.

  Also in January 1996, the Company entered into an agreement with Teleglobe USA, Inc., under which it sold 410,808 shares of common stock for approximately $1.4 million and borrowed $2.0 million (see Note 5).

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

10. STOCK-BASED COMPENSATION

  The Company has established an Employee Stock Option Plan (the "Employee Plan"). The total number of shares of common stock authorized for issuance under the Employee Plan is 3,690,500. Under the Employee Plan, awards may be granted to key employees of the Company and its subsidiaries in the form of Incentive Stock Options or Nonqualified Stock Options. The Employee Plan allows the granting of options at an exercise price of no less than 100% of the stock's fair value at the date of grant. The options vest over a period of up to three years, and no option will be exercisable more than ten years from the date it is granted.

  The Company has established a Director Stock Option Plan (the "Director Plan") for nonemployee directors. Under the Director Plan, an option is granted to each nonemployee director to purchase 50,715 shares of common stock, which vests over a two-year period. The option price per share is the fair market value of a share of common stock on the date the option is granted. No option will be exercisable more than ten years from the date of grant. An aggregate of 338,100 shares of common stock were reserved for issuance under the Director Plan.

  A summary of stock option activity during the years ended December 31, is as follows:

                                 1997                1996               1995
                          ------------------- ------------------- ----------------
                                     WEIGHTED            WEIGHTED         WEIGHTED
                                     AVERAGE             AVERAGE          AVERAGE
                                     EXERCISE            EXERCISE         EXERCISE
                           SHARES     PRICE    SHARES     PRICE   SHARES   PRICE
                          ---------  -------- ---------  -------- ------- --------
Options outstanding--Be-
 ginning of year........  1,583,661   $ 3.14    722,013   $2.64        --  $  --
Granted.................  1,062,500   $12.59    913,546   $3.35   722,013  $2.64
Exercised...............    (35,724)  $ 1.19         --   $  --        --  $  --
Forfeitures.............    (63,002)  $ 6.03    (51,898)  $3.55        --  $  --
                          ---------           ---------           -------
Outstanding--end of
 year...................  2,547,435   $ 6.96  1,583,661   $3.14   722,013  $2.64
                          =========   ======  =========   =====   =======  =====
Eligible for exercise--
 End of year............    894,944   $ 3.00    511,149   $2.81   219,765  $2.96
                          =========   ======  =========   =====   =======  =====

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

  The following table summarizes information about stock options outstanding at December 31, 1997 :

                     OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
             ------------------------------------------ -----------------------
                               WEIGHTED      WEIGHTED                 WEIGHTED
                                AVERAGE      AVERAGE                  AVERAGE
               TOTAL           REMAINING     EXERCISE      TOTAL      EXERCISE
            OUTSTANDING      LIFE IN YEARS    PRICE     EXERCISABLE    PRICE
            -----------      -------------   --------   -----------   --------
                72,128            2.0         $ 0.67       38,318      $0.67
               924,873            3.0         $ 2.96      684,200      $2.96
               507,184            3.3         $ 3.55      168,426      $3.55
               226,750            4.3         $ 8.25        4,000      $8.25
                83,500            4.8         $12.25           --
               733,000            5.0         $14.00           --
             ---------                                    -------
             2,547,435                                    894,944
             =========                                    =======

  The weighted average fair value at date of grant for options granted during 1997, 1996 and 1995 was $x.xx, $1.38 and $1.04 per option, respectively. The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                          1997    1996    1995
                                                         ------- ------- -------
   Expected dividend yield..............................      0%      0%      0%
   Expected stock price volatility......................     80%     49%     49%
   Risk-free interest rate..............................    5.7%    6.0%    5.8%
   Expected option term................................. 4 years 4 years 4 years

  If compensation cost for the Company's grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS 123, the Company's pro forma net loss, and pro forma basic and diluted net loss per share for the years ending December 31, would be as follows :

                                                      1997     1996     1995
                                                    --------  -------  -------
   Net loss (amounts in thousands)
     As reported................................... $(36,239) $(8,764) $(2,425)
     Pro forma..................................... $(37,111) $(9,242) $(2,702)
   Basic and diluted net loss per share
     As reported................................... $  (1.99) $ (0.75) $ (0.48)
     Pro forma..................................... $  (2.03) $ (0.79) $ (0.54)

11. EMPLOYEE BENEFIT PLANS

  The Company has a 401(k) employee benefit plan (the "401(k) Plan") that covers substantially all United States based employees. The 401(k) Plan provides that employees may contribute amounts not to exceed statutory limitations. During 1997, the shareholders adopted an employer matching contribution of 50% of the first 6% of employee annual salary contributions. The employer match is made in common stock of the Company and is subject to 3-year cliff vesting. The Company contributed Primus common stock valued at approximately $45,000 during 1997.

  During 1997, the Company's shareholders approved the adoption of an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to contribute up to 15% of their compensation to be used toward purchasing the Company's common stock at 85% of the fair market value. The Plan commenced on January 1, 1998. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the ESPP.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

12. RELATED PARTIES

  During 1995, a former director received commissions of 110,944 shares of common stock and $542,000 in connection with the Company's first private placement. Consulting fees earned by the former director under the 1995 private placement totaled $169,000. During 1996, the same former director received commissions of 82,774 shares of common stock and $425,000 which related to a second private placement. Consulting fees earned in connection with this second private placement totaled $157,000. Total consulting fees due the former director are $134,000 and $220,000 at December 31, 1997 and 1996, respectively. The stock and cash commissions and consulting fees relate to services provided in conjunction with the private placements and, as such, have been netted against the proceeds of the respective placements.

13. VALUATION AND QUALIFYING ACCOUNTS

  Activity in the Company's allowance accounts for the years ended December 31, 1997, 1996 and 1995 were as follows (in thousands) :

                               DOUBTFUL ACCOUNTS
--------------------------------------------------------------------------------
            BALANCE AT          CHARGED TO                          BALANCE AT
PERIOD  BEGINNING OF PERIOD     OPERATIONS     DEDUCTIONS OTHER(1) END OF PERIOD
------  ------------------- ------------------ ---------- -------- -------------
1995          $   --             $   132        $    --     $ --      $   132
1996          $  132             $ 1,960        $  (377)    $870      $ 2,585
1997          $2,585             $ 6,185        $(4,309)    $583      $ 5,044
                         DEFERRED TAX ASSET VALUATION
--------------------------------------------------------------------------------
            BALANCE AT          CHARGED TO                          BALANCE AT
PERIOD  BEGINNING OF PERIOD COSTS AND EXPENSES DEDUCTIONS OTHER(1) END OF PERIOD
------  ------------------- ------------------ ---------- -------- -------------
1995          $   --             $ 1,087        $    --     $ --      $ 1,087
1996          $1,087             $ 1,641        $    --     $ --      $ 2,728
1997          $2,728             $14,034        $    --     $ --      $16,672

--------
(1) Other additions represent the allowances for doubtful accounts, which were recorded in connection with business acquisitions.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

14. GEOGRAPHIC DATA

  The Company has subsidiaries in various foreign countries that provide domestic and international long-distance telecommunications services. Summary information with respect to the Company's geographic operations is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------  --------  -------
                                                         (IN THOUSANDS)
   NET REVENUE
   North America................................... $ 74,359  $ 16,573  $ 1,167
   Asia-Pacific....................................  183,126   151,253       --
   Europe..........................................   22,712     5,146       --
                                                    --------  --------  -------
     Total......................................... $280,197  $172,972  $ 1,167
                                                    ========  ========  =======
   OPERATING INCOME (LOSS)
   North America................................... $(17,036) $ (6,364) $(2,276)
   Asia-Pacific....................................   (9,463)      525       --
   Europe..........................................   (3,390)   (2,312)    (125)
                                                    --------  --------  -------
     Total......................................... $(29,889) $ (8,151) $(2,401)
                                                    ========  ========  =======
                                                          DECEMBER 31,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------  --------  -------
   ASSETS
   North America................................... $251,729  $ 72,526  $ 4,996
   Asia-Pacific....................................   83,476    62,823       --
   Europe..........................................   22,808     5,211       46
                                                    --------  --------  -------
     Total......................................... $358,013  $140,560  $ 5,042
                                                    ========  ========  =======

15. SUBSEQUENT EVENTS

  On March 8, 1998 the Company purchased a controlling interest in Hotkey Internet Services Pty., Ltd. ("Hotkey"), a Melbourne, Australia based internet service provider. The Company's 60% ownership of Hotkey was purchased for approximately $1.3 million. Prior to the Company's investment in Hotkey, Primus' chairman, K. Paul Singh, owned approximately 14% of Hotkey. As a result of the transaction Mr. Singh owns 4% of Hotkey.

  On February 4, 1998 the Company entered into an Agreement and Plan of Merger ("the Agreement") with TresCom International, Inc. ("TresCom"), a facilities-based international telecommunications provider specializing in traffic to the Caribbean and Central and South America. The Agreement calls for the Company to acquire all of the approximately 12.1 million outstanding TresCom shares at a value of $10 per share, subject to certain potential adjustments, through an exchange of the Company's shares of common stock. The transaction is subject to, among other things the approval of both Primus and TresCom stockholders and certain regulatory authorities.