Form 10-K/A
period 1997-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1998-04-30
CIK 1006837

================================================================================

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                      --------------------
                           FORM 10-K/A
                        (Amendment No. 1)
                        -----------------
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

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

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANTS' KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

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

 AS OF FEBRUARY 28, 1998, 19,749,170 SHARES OF COMMON STOCK, PAR VALUE $.01, WERE OUTSTANDING.
                DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and biographies set forth information concerning the individuals who serve as directors and executive officers of the Primus:

                                                                            YEAR OF
         NAME            AGE                  POSITION                    EXPIRATION
-----------------------  ---  -----------------------------------------    OF TERM AS
                                                                           DIRECTOR
                                                                         --------------
K. Paul Singh(1)          47  Chairman of the Board of Directors,               1999
                              President, and Chief Executive Officer

Neil L. Hazard            45  Executive Vice President and Chief                 N/A
                              Financial Officer
John F. DePodesta         53  Executive Vice President, Law and                 1999
                              Regulatory Affairs, and Director
John Melick               39  Vice President of International Business           N/A
                              Development
Ravi Bhatia               49  Chief Operating Officer, Primus Australia          N/A
Yousef Javadi             42  Chief Operating Officer of Primus North            N/A
                              America
Herman Fialkov(2)(3)      76  Director                                          2000
David E. Hershberg(2)     60  Director                                          2000
John G. Puente(1)(3)      67  Director                                          1998(4)

_____________________________________
(1)  Member of Nominating Committee.
(2)  Member of Compensation Committee.
(3)  Member of Audit Committee.
(4) Mr. Puente has been nominated to serve as a director for a three-year term ending in 2001. His nomination is expected to be voted upon at the 1998 Annual Stockholders Meeting currently expected to be held in June of 1998.

     K. Paul Singh co-founded Primus in 1994 with Mr. DePodesta and serves as its Chairman, President and Chief Executive Officer. From 1991 until he co-founded Primus, he served as the Vice President of Global Product Marketing for MCI. Prior to joining MCI. Mr. Singh was the Chairman and Chief Executive Officer of Overseas Telecommunications, Inc. ("OTI"), a provider of private digital communications in over 26 countries which he founded in 1984 and was purchased by MCI in 1991.

     Neil L. Hazard joined Primus in 1996 as its Executive Vice President and Chief Financial Officer. Prior to joining Primus, Mr. Hazard was employed by MCI in several executive positions, most recently as its Director of Corporate Accounting and Financial Reporting, responsible for consolidation of MCI's financial results, external reporting to stockholders and SEC reporting. Mr. Hazard served as acting Controller of MCI for six months and as Director of Global Product Marketing. Prior to joining MCI in 1991, Mr. Hazard served as the Chief Financial Officer of OTI.

     John F. DePodesta co-founded Primus in 1994 with Mr. Singh, and serves as a director and its Executive Vice President, Law and Regulatory Affairs. In addition to his position with Primus, Mr. DePodesta currently serves as the Chairman of the Board of Iron Road Railways Incorporated, which he co-founded in 1994, and served as Senior Vice President, Law and Public Policy of Genesis Health Ventures, Inc. from January 1996 through March

1998. Additionally, since 1994 he has been "of counsel" to the law firm of Pepper Hamilton LLP, where he was previously a partner since 1979. Before joining Pepper Hamilton LLP, Mr. DePodesta served as the General Counsel of Consolidated Rail Corporation. See "Certain Transactions."

     John Melick joined Primus in 1994 as its Vice President of Sales and Marketing and since 1996, now serves as Vice President of International Business Development of the Company. Prior to joining Primus, he was a Senior Manager with MCI responsible for the day-to-day management of its global product portfolio in Latin America and the Caribbean region. He joined MCI in 1991 at the time of the acquisition of OTI where he managed the development of OTI's service expansion into Mexico and Latin America.

     Ravi Bhatia joined Primus in October 1995 as the Managing Director of Primus Telecommunications Pty., Ltd. (Australia) and in March 1996 became the Chief Operating Officer of Primus Australia and as such is responsible for implementing Primus's business strategy in Australia. Mr. Bhatia has over 26 years of international experience in the telecommunications industry, which includes nine years of employment with MCI in various sales and marketing positions. Most recently, he served as the Director of Sales and Marketing for MCI in the South Pacific Region, based in Sydney.

     Yousef Javadi joined Primus in March 1997 as Chief Operating Officer of Primus North America. Prior to joining Primus, Mr. Javadi was Vice President of Business Development at GE Americom (a GE Capital company) from 1995-1997. From 1991-1995 Mr. Javadi was at MCI, as Director of Global Services. From 1985-1991 he was at OTI as Vice President of Sales and Marketing. Prior to OTI, Mr. Javadi worked at Hughes Network Systems.

     Herman Fialkov became a director of Primus in 1995. He is currently a consultant to Newlight Management LLC. He was formerly the General Partner of PolyVentures Associates, L.P., a venture capital firm and has been associated with various venture capital firms since 1968. Previously, he was an officer and director of General Instrument Corporation which he joined in 1960 as a result of its acquisition of General Transistor Corporation, a company Mr. Fialkov founded.

     David E. Hershberg became a director of Primus in 1995. Mr. Hershberg is the founder, President and CEO of GlobeComm Systems, Inc., a system integrator of satellite earth stations. From 1976 to 1994, Mr. Hershberg was the President and Chief Executive Officer of Satellite Transmission Systems, Inc., a global provider of satellite telecommunications equipment, and became a Group President of California Microwave, Inc., a company that acquired Satellite Transmission Systems, Inc.

     John G. Puente became a director of Primus in 1995. From 1987 to 1995, he was Chairman of the Board and CEO of Orion Network Systems, a satellite telecommunications company. Mr. Puente is currently Chairman of the Board of Telogy Networks, Inc., a privately-held company. Prior to joining Orion, Mr. Puente was Vice Chairman of M/A-Com Inc., now known as Hughes Network Systems, Inc., a diversified telecommunications and manufacturing company, which he joined in 1978 when M/A-Com acquired Digital Communications Corporation, a satellite terminal and packet switching manufacturer of which Mr. Puente was a founder and Chief Executive Officer.

     Under the terms of a shareholders' agreement among Primus, Warburg, Pincus and Mr. Singh, if the anticipated merger with TresCom is consummated, Primus has agreed to nominate one individual selected by Warburg, Pincus and reasonably acceptable to the non-employee directors of Primus, to serve as a member of the Primus board of directors. The foregoing nomination right remains effective so long as Warburg, Pincus is the beneficial owner of 10% or more of the outstanding Common Stock.

CLASSIFIED BOARD OF DIRECTORS

     Pursuant to the Company's By-Laws, the Board of Directors is divided into three classes of directors each containing, as nearly as possible, an equal number of directors. Directors within each class are elected to serve three-year terms and approximately one-third of the directors sit for election at each annual meeting of the Company's stockholders. A classified board of directors may have the effect of deterring or delaying any attempt by any group to obtain control of the Company by a proxy contest since such third party would be required to have its nominees elected at two separate annual meetings of the Board of Directors in order to elect a majority of the members of the Board of Directors. Directors who are elected to fill a vacancy (including vacancies created by an increase in the number of directors) must be confirmed by the stockholders at the next annual meeting of stockholders whether or not such director's term expires at such annual meeting. See "Description of Capital Stock-Takeover Protection."

COMPENSATION OF DIRECTORS

     During 1997, Primus paid each director $500 for each Primus Board meeting and each Primus Committee meeting attended by such director in person. Commencing with 1998, Primus pays directors an annual fee of $10,000 and will reimburse their expenses for attending meetings, but has discontinued paying any meeting fees. In addition, Primus grants each person who becomes an Eligible Director (as defined in the Director Option Plan) options to purchase 15,000 shares of the Common Stock pursuant to Primus's Director Option Plan which vest one-third upon the grant date, and one-third on each of the first and second anniversary of the grant dates. Primus did not grant any such options in 1997.

COMMITTEES OF THE BOARD

     The Company's Board of Directors has appointed an Audit Committee, Nominating Committee and a Compensation Committee.

     Audit Committee. The Audit Committee, which currently consists of Mr. Puente and Mr. Fialkov, has the authority and responsibility to hire one or more independent public accountants to audit the Company's books, records and financial statements and to review the Company's systems of accounting (including its systems of internal control), to discuss with such independent public accountants the results of such audit and review; to conduct periodic independent reviews of the systems of accounting (including systems of internal control); and to make reports periodically to the Board of Directors with respect to its findings.

     Nominating Committee. The Nominating Committee, which currently consists of Messrs. Puente (Chairman) and Singh, is responsible for selecting those persons to be nominated to the Company's Board of Directors.

     Compensation Committee. The Compensation Committee, which currently consists of Messrs. Fialkov (Chairman) and Hershberg, is responsible for fixing the compensation of the Chief Executive Officer and the other executive officers, deciding other compensation matters such as those relating to the operation of the Company's Employee Stock Option Plan and Director Stock Option Plan, including the award of options under the Employee Stock Option Plan, and approving certain aspects of the Company's management bonus plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Primus Board consists of Messrs. Fialkov and Hershberg, who were not at any time officers or employees of Primus. No executive officer of Primus serves as a member of the board of directors or compensation committee of another entity which has one or more executive officers that will serve as a member of the Primus Board or the Primus Compensation Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires Primus's directors and executive officers, and persons who own more than ten percent of a registered class of Primus's equity securities (collectively, "Reporting Persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of Primus. Reporting Persons are additionally required to furnish Primus with copies of all Section 16(a) forms they file.

  To Primus's knowledge, based solely on review of the copies of such reports furnished to Primus and written representations of Reporting Persons, all
Section 16(a) filing requirements applicable to the Reporting Persons were complied with, except that: Ravi Bhatia filed one report relating to one transaction approximately one month late; John Puente filed an annual report relating to three transactions approximately one year late; David Hershberg filed one report relating to one transaction approximately three months late; Herman Fialkov filed an annual report relating to one transaction approximately one month late; John Melick filed one report relating to one transaction approximately nine months late; and George Mattos (formerly Vice President of Operations) filed one report relating to one transaction approximately two months late.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Compensation Committee has furnished the following report on executive compensation:

  General.   During 1997, the compensation of the executive officers was administered and determined by the Compensation Committee of the Primus Board of Directors. Primus's executive compensation programs are designed to attract, motivate and retain the executive talent needed to optimize stockholder value in a competitive environment. The programs are intended to support the goal of increasing stockholder value while facilitating the business strategies and long-range plans of Primus.

  The following is the Compensation Committee's report addressing the compensation of Primus's executive officers for 1997.

  Compensation Policy and Philosophy.   Primus's executive compensation policy
(i) is designed to establish an appropriate relationship between executive pay and Primus's annual performance, its long term growth objectives and its ability to attract and retain qualified executive officers, and (ii) is based on the belief that the interests of the executives should be closely aligned with Primus's stockholders. The Compensation Committee attempts to achieve these goals by integrating competitive annual base salaries with (i) annual incentive bonuses based on corporate performance and on the achievement of specified performance objectives set forth in Primus's financial plan for such fiscal year and (ii) stock options through Primus's Stock Option Plan. In support of this philosophy, a meaningful portion of each executive's compensation is placed at-risk and linked to the accomplishment of specific results that are expected to lead to the creation of value for Primus's stockholders from both the short-term and long-term perspectives. The Compensation Committee believes that cash compensation in the form of salary and performance-based incentive bonuses provides company executives with short term rewards for success in operations, and that long term compensation through the award of stock options encourages growth in management stock ownership which leads to expansion of management's stake in the long term performance and success of Primus. The Compensation Committee considers all elements of compensation and the compensation policy when determining individual components of pay.

  The Compensation Committee believes that leadership and motivation of Primus's employees are critical to achieving the objectives of the Company. The Compensation Committee is responsible for ensuring that its executive officers are compensated in a way that furthers Primus's business strategies and which aligns their interests with those of the stockholders. To support this philosophy, the following principles provide a framework for executive compensation: (i) offer compensation opportunities that attract the best talent to Primus; (ii) motivate individuals to perform at their highest levels; (iii) reward outstanding achievement; (iv) retain those with leadership abilities and skills necessary for building long-term stockholder value; (v) maintain a significant portion of executives' total compensation at risk, tied to both the annual and long-term financial performance of Primus and the creation of incremental stockholder value; and (vi) encourage executives to manage from the perspective of owners with an equity stake in Primus.

  Executive Compensation Components.   As discussed below, Primus's executive
compensation package is primarily comprised of three components: base salary, annual incentive bonuses and stock options.

      BASE SALARY.   For 1997, the Compensation Committee approved the base
    salaries of the executive officers based on (i) salaries paid to executive officers with comparable responsibilities employed by companies with comparable businesses, (ii) performance and accomplishment of Primus in fiscal 1997, which is the most important factor, and (iii) individual performance reviews for fiscal 1997 for most executive officers. The Compensation Committee reviews executive officer salaries annually and exercises its judgment based on all the factors described above in making its subject to the terms of such officer's employment agreement. No specific formula is applied to determine the weight of each criteria.

      ANNUAL INCENTIVE BONUSES.   Annual incentive bonuses for the Chief
    Executive Officer and the other named executive officers are based upon the following criteria: (i) Primus's financial performance for the current fiscal year, (ii) the furthering of Primus's strategic position in the marketplace; and (iii) individual merit.

      LONG TERM INCENTIVE COMPENSATION.   Stock options encourage and reward
    effective management which results in long-term corporate financial success, as measured by stock price appreciation. The number of options granted during 1997 to each executive officer or employee was based primarily on the executive's or employee's ability to influence Primus's long term growth and profitability. The Compensation Committee believes that option grants afford a desirable long term compensation method because they closely ally the interests of management with stockholder value and that grants of stock options are the best way to motivate executive officers to improve long-term stock market performance. The vesting provisions of options granted under Primus's Stock Option Plan are designed to encourage longevity of employment with Primus and generally extend over a three-year period.

  Compensation of Chief Executive Officer.   The Compensation Committee believes
that K. Paul Singh, Primus's Chief Executive Officer, provides valuable services to Primus and that his compensation should therefore be competitive with that paid to executives at comparable companies. In addition, the Compensation Committee believes that an important portion of his compensation should be based on performance. Mr. Singh's annual base salary for 1997 was $250,000. The factors which the Compensation Committee considered in setting his annual base salary were his individual performance and pay practices of peer companies relating to executives of similar responsibility. The annual incentive bonus paid to Mr. Singh for 1997 was $160,000. Such bonus was paid to Mr. Singh for his performance and role in implementing Primus's strategy relating to acquisitions, financing and operations, including overseeing the implementation of Primus's network.

  Internal Revenue Code Section 162.   Under Section 162 of the Internal Revenue
Code, the amount of compensation paid to certain executives that is deductible with respect to Primus's corporate taxes is limited to $1,000,000 annually. It is the current policy of the Compensation Committee to maximize, to the extent reasonably possible, Primus's ability to obtain a corporate tax deduction for compensation paid to executive officers of Primus to the extent consistent with the best interests of Primus and its stockholders.




                                     The Compensation Committee
                                     Herman Fialkov
                                     David E. Hershberg

EXECUTIVE COMPENSATION

  The following table sets forth, for the years ended December 31, 1997, 1996 and 1995 certain compensation information with respect to Primus's Chief Executive Officer and the other Company officers named therein (the "Named Executive Officers").

                                                    SUMMARY COMPENSATION TABLE
                                          Annual Compensation                   Long-Term Compensation
                                   ---------------------------------           -----------------------
                                                                                    Awards             Payouts
                                                                             ------------------------  --------
                                                                                           Securities
                                                                    Other                    Under-
                                                                    Annual     Restricted    lying                   All Other
                                                                    Compen-      Stock      Options/     LTIP        Compen-
                                         Salary         Bonus       sation      Award(s)      SARs      Payouts      sation
Name and Principal Position  Year     -------------    --------    --------  ------------- ----------- --------    ----------
---------------------------  ----          ($)         ($)           ($)          ($)        (#)            ($)        ($)


K. Paul Singh -- Chairman    1997       247,692         160,000        --           --        100,000      --           --
 of the Board of             1996       185,000         100,000        --           --        338,100      --           --
 Directors, President and    1995       185,000/(1)/         --        --           --             --      --           --
 Chief Executive Officer


Neil L.  Hazard --           1997       159,231         100,000        --           --         40,000      --           --
 Executive Vice President    1996       118,461          60,000        --           --        304,290      --           --
 and Chief Financial         1995            --              --        --           --             --      --           --
 Officer


Yousef B.  Javadi - Chief    1997       121,154          60,000        --           --        170,000      --           --
 Operating Officer -         1996            --              --        --           --             --      --           --
 Primus North America        1995            --              --        --           --             --      --           --


John F.  DePodesta -         1997       100,000              --        --           --        180,000      --           --
 Executive Vice President    1996            --          10,000        --           --             --      --           --
 for Law and Regulatory      1995            --              --        --           --        101,430      --           --
 Affairs


Ravi Bhatia - Chief          1997       105,004          50,000        --           --         30,000      --           --
 Operating Officer -         1996        96,740          30,000        --           --         33,810      --           --
 Primus Australia            1995        21,580              --        --           --         67,620      --           --


_______________________________

(1) Of this amount, payment of $77,200 was deferred and subsequently paid on July 31, 1996.

STOCK OPTIONS GRANTED TO CERTAIN EXECUTIVE OFFICERS DURING LAST FISCAL YEAR

     Under the Stock Option Plan, options to purchase Common Stock are available for grant to selected employees of Primus. Options are also available for grant to eligible directors under Primus's Director Stock Option Plan. The following table sets forth certain information regarding options for the purchase of Common Stock that were awarded to the Named Executive Officers during 1997.

              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1997

                                  Individual Grants                                     Potential Realizable
-------------------------------------------------------------------------------------     Value at Assumed
                                                                                         Annual Rate of Stock
                                                                                        Price Appreciation for
                                                                                             Option Term
                                                                                      -----------------------

                               Number of     Percent of
                              Securities        Total
                              Underlying    Options/SARs
                                Options/     Granted to    Exercise of
                                  SARs       Employees in  Base Price    Expiration
           Name                Granted (#)    Fiscal Year      ($/Sh)        Date        5%            10% ($)
----------------------------  ------------  -------------- ------------  ----------   -------       ---------

K. Paul Singh -- Chairman         100,000        9%           $14.00     12/22/02      386,820         854,700
 of the Board of Directors,
 President and Chief
 Executive Officer

Neil L.  Hazard --                 40,000        4%           $14.00     12/22/02      154,728         341,880
 Executive Vice President
 and Chief Financial Officer

Yousef B.  Javadi - Chief         150,000       14%           $ 8.25      3/21/02      341,921         755,494
 Operating Officer -Primus         20,000        2%           $14.00     12/22/02       77,364         170,940
 North America


John F.  DePodesta -              180,000       17%           $14.00     12/22/02      696,276       1,538,460
 Executive Vice President
 for Law and Regulatory
 Affairs

Ravi Bhatia - Chief                30,000        3%           $14.00     12/22/02      116,046         256,410
 Operating Officer - Primus
 Australia


     There were no options exercised by Primus's Chief Executive Officer or the Named Executive Officers during the year ended December 31, 1997.

EMPLOYMENT AGREEMENTS

     Primus has entered into an employment agreement with Mr. Singh (the "Singh Agreement"). The Singh Agreement is a five-year contract, with a term beginning on June 1, 1994 and continuing until May 30, 1999, and from year to year thereafter unless terminated. Under the terms of the Singh Agreement, Mr. Singh is required to devote his full time efforts to Primus as Chairman of the Board, President and Chief Financial Officer. Primus is required to compensate Mr. Singh at an annual rate of $250,000 effective January 1, 1997 (which amount is reviewed annually by the Primus Board and is subject to increase at their discretion). Mr. Singh, however, agreed to defer payment of his base salary from June 1, 1994 through May 31, 1995, which was subsequently paid to him on July 31, 1996. Primus is also obligated to (i) allow Mr. Singh to participate in any bonus or incentive compensation plan approved for senior management of Primus,
(ii) provide life insurance in an amount equal to three times Mr. Singh's base salary and disability insurance which provides monthly payments in an amount equal to one-twelfth of his then applicable base salary, (iii) provide medical insurance and (iv) pay up to $2,500 annually for Mr. Singh's personal tax and financial planning services.

     Primus may terminate the Singh Agreement at any time in the event of his disability or for cause, each as defined in the Singh Agreement. Mr. Singh may resign from Primus at any time without penalty (other than the non-competition obligations discussed below). If Primus terminates the Singh Agreement for disability or cause, Primus will have no further obligations to Mr. Singh. If, however, Primus terminates the Singh Agreement other than for disability or cause, Primus will have the following obligations: (i) if the termination is after May 30, 1999, Primus must pay Mr. Singh one-twelfth of his then applicable base salary as severance pay; and (ii) if the termination is before June 1, 1999, Primus must pay to Mr. Singh, as they become due, all amounts otherwise payable if he had remained employed by Primus until June 1, 1999. If Mr. Singh resigns, he may not directly or indirectly compete with Primus's business until six months after his resignation. If Primus terminates Mr. Singh's employment for any reason, Mr. Singh may not directly or indirectly compete with Primus's business until six months after the final payment of any amounts owed to him under the Singh Agreement become due.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 31, 1998, with respect to the beneficial ownership of shares of the Common Stock by each person or group who is known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each director or nominee for director, by each of the Named Executive Officers, and by all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting power and sole investment power.

                                                                  AS OF MARCH 31, 1998
                                                            --------------------------------
                                                          AMOUNT AND NATURE OF            PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP/(1)/       OF CLASS
-------------------------------------               -------------------------------       --------
K. Paul Singh (2)                                                     4,611,255               23.1%
   1700 Old Meadow Road
   McLean, VA  22102
Quantum Industrial Partners LDC (3)                                    1,406,283               7.1%
   c/o Curacao Corporation Company N.V.
   Kaya Flamboyan 9
   Willemstad, Curacao
   Netherlands Antilles
S-C Phoenix Holdings, L.L.C. (4)                                         843,769               4.3%
   c/o The Chatterjee Group
   888 Seventh Avenue
   New York, NY  10106


Winston Partners II LLC (5)                                              175,785                 *
   c/o Chatterjee Advisors LLC
   c/o The Chatterjee Group
   888 Seventh Avenue
   New York, NY  10106
Winston Partners II LDC (6)                                              383,103               1.9%
   c/o Curacao Corporation Company N.V.
   Kaya Flamboyan 9
   Willemstad, Curacao
   Netherlands Antilles
Franklin Resources, Inc. (7)                                           1,366,750               6.9%
   777 Mariners Island Boulevard
   San Mateo, CA  94404
Warburg, Pincus Investors, L.P. (8)                                            0                 0%
   466 Lexington Avenue
   New York, New York  10017
John F.  DePodesta (9)                                                   320,093               1.8%
Herman Fialkov                                                            40,000                *
David E.  Hershberg (10)                                                  51,667                *
John Puente (11)                                                         166,760                *
Neil L.  Hazard (12)                                                     205,747               1.0%
Yousef B. Javadi (13)                                                     52,244                *
Ravi Bhatia (14)                                                          70,119                *
All executive officers and directors as a group (15)                   5,618,254              27.5%

_________________
*    Less than 1% of the outstanding Common Stock.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to the shares beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or become exercisable on or prior to May 31, 1998 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.
(2) Includes 377,786 shares of Common Stock owned by Mr. Singh's wife and children, 500,000 shares of Common Stock held by a private foundation of which Mr. Singh is the president and a director, 396,828 shares of Common Stock held of record by a series of revocable trusts of which Mr. Singh is the trustee and pursuant to which Mr. Singh has sole voting power and shared dispositive power, and 640 shares held in a 401(k) plan of which Mr. Singh is a beneficiary. Also includes 225,400 shares of Common Stock issuable upon the exercise of options granted to Mr. Singh.
(3) Based on a Schedule 13G dated March 6, 1998, Quantum Industrial Partners LDC ("Quantum Industrial") has reported that it may be deemed to be the beneficial owner of 1,406,283 shares of Common Stock. QIH Management Investor, L.P., the sole general partner of which is QIH Management, Inc. ("QIH Management"), is vested with investment discretion with respect to portfolio assets held for the account of Quantum Industrial. Mr. George Soros, the sole shareholder of QIH Management, has entered into an agreement with Soros Fund Management LLC, a Delaware limited liability company ("SFM LLC"), pursuant to which Mr. Soros has, among other things, agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC (the "QIP Contract"). Mr. Soros is Chairman of SFM LLC and as a result of such position and the QIP Contract, may be deemed to be the beneficial owner of shares of Common Stock held for the account of Quantum Industrial. Mr. Stanley F. Druckenmiller, the Lead Portfolio Manager of SFM LLC, by virtue of such position and the QIP Contract, also may be deemed to be the beneficial owner of the shares of Common Stock held for the account of Quantum Industrial. Dr. Purnendu Chatterjee may be deemed to be the beneficial owner of the shares of Common Stock held for the account of Quantum Industrial by virtue of his position as a sub-investment manager to Quantum Industrial with respect to its shares of Common Stock.
(4) Based on a Schedule 13G dated March 6, 1998, S-C Phoenix Holdings, L.L.C. ("Phoenix Holdings") has reported that it may be deemed to be the beneficial owner of 843,769 shares of Common Stock. According to the
     Schedule 13G, George Soros and Winston Partners, L.P. are the managing members of Phoenix Holdings with respect to its investment in the shares of Common Stock, and as a result of their ability to exercise investment discretion, each may be deemed to be a beneficial owner of the shares of Common Stock. Dr. Chatterjee, who is the sole general partner of Chatterjee Fund Management ("CFM"), and CFM, which is the sole general partner of Winston Partners, L.P., each may be deemed to have beneficial ownership in the shares of Common Stock held by Phoenix Holdings.
(5) Based on a Schedule 13G dated March 6, 1998, Winston Partners II LLC ("Winston LLC") has reported that it may be deemed to be the beneficial owner of 175,785 shares of Common Stock. According to the Schedule 13G, Chatterjee Management Company ("Chatterjee Management"), an entity over which Dr. Chatterjee may be deemed to have sole and ultimate control, has investment discretion over the shares of Common Stock held by Winston LLC, and as such may be deemed to have beneficial ownership over such shares. In addition, Chatterjee Advisors LLC ("Chatterjee Advisors"), which also may be deemed under the management and control of Dr. Chatterjee, as manager of Winston LLC and by reason of its ability to terminate the contract between Winston LLC and Chatterjee Management may be deemed to be the beneficial owner of the shares of Common Stock held by Winston LLC.
(6) Based on a Schedule 13G dated March 6, 1998, Winston Partners II LDC ("Winston LDC") has reported that it may be deemed to be the beneficial owner of 383,103 shares of Common Stock. According to the Schedule 13G, Chatterjee Management has investment discretion over the shares of Common Stock held by Winston LDC, and as such may be deemed to have beneficial ownership over such shares. In addition, Chatterjee Advisors, as manager of Winston LDC and by reason of its ability to terminate the contract between Winston LDC and Chatterjee Management, may be deemed to be the beneficial owner of the shares of Common Stock held by Winston LDC.
(7) Based on a Schedule 13G dated February 6, 1998, Franklin Resources, Inc. ("Franklin") has reported that it may be deemed to be the beneficial owner of 1,366,750 shares of Common Stock. According to the Schedule 13G, such shares are also beneficially owned by Franklin Advisers, Inc., an investment advisory subsidiary (the "Adviser") of Franklin, which has all investment and/or voting power over the shares pursuant to an advisory contract. In addition, Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of Franklin and are the principal shareholders of FRI and may, therefore, be deemed to be the beneficial owner of the shares of Common Stock held by Franklin. Franklin, the Adviser, and Messrs. Charles and Rupert Johnson disclaim any economic interest or beneficial ownership in such shares.
(8) E.M. Warburg, Pincus & Co., LLC, a New York limited liability TresCom ("E.M. Warburg"), manages Warburg, Pincus. Warburg, Pincus & Co., a New York general partnership ("WP"), the sole general partner of Warburg, Pincus, has a 20% interest in the profits of Warburg, Pincus as the general partner. Lionel I. Pincus is the managing partner of WP and the managing member of E.M. Warburg and may be deemed to control both WP and E.M. Warburg.
(9) Includes 101,430 shares of Common Stock issuable upon the exercise of options granted to Mr. DePodesta.
(10) Includes 50,715 shares of Common Stock issuable upon the exercise of options granted to Mr. Hershberg and 953 shares of Common Stock owned by a partnership of which Mr. Hershberg is a general partner.
(11) Includes 50,715 shares of Common Stock issuable upon the exercise of options granted to Mr. Puente.
(12) Includes 202,860 shares of Common Stock issuable upon the exercise of options granted to Mr. Hazard.
(13) Includes 50,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Javadi.
(14) Includes 67,619 shares of Common Stock issuable upon the exercise of options granted to Mr. Bhatia.
(15) Prior to the anticipated merger with TresCom this group consists of 10 persons and includes 847,913 shares of Common Stock issuable upon the exercise of options granted to directors and executive officers. It is anticipated that a designee of Warburg, Pincus will be appointed to the Primus Board of Directors following completion of the contemplated merger with TresCom.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRIVATE EQUITY SALE

     In July 1996, Primus completed the sale of 965,999 shares of Common Stock to the (i) Quantum Industrial Partners LDC, the principal operating subsidiary of Quantum Industrial Holdings Ltd., an investment fund advised by Soros Fund Management, a private investment firm owned by Mr. George Soros, (ii) Winston Partners II LDC, the principal operating subsidiary of Winston Partners II Offshore Ltd., an investment fund advised by Chatterjee Management Company, a private entity owned by Dr. Purnendu Chatterjee, (iii) Winston Partners II LLC, an investment fund advised by Chatterjee Management Company and (iv) S-C Phoenix Holdings, L.L.C., an investment vehicle owned by affiliates of Mr. Soros and Dr. Chatterjee (collectively, the "Soros/Chatterjee Group"), for an aggregate purchase price of approximately $8.0 million. The Soros/Chatterjee Group also purchased, for an additional $8.0 million, the right to receive, upon exercise, an indeterminate number of shares of Common Stock with a fair market value of $10.0 million as of the date of exercise, plus up to 627,899 additional shares of Common Stock (the "Soros/Chatterjee Warrants"). The Soros/Chatterjee Warrants have been exercised in full.

     The Soros/Chatterjee Group was granted registration rights pursuant to a registration rights agreement with the Company (the "Registration Rights Agreement"). Under the Registration Rights Agreement, the Soros/Chatterjee Group is entitled to demand registration of its shares after July 31, 1998, a maximum of three times, the third demand being available only if the Soros/Chatterjee Group has not registered 80% of its shares of Common Stock after the first demand registration. The Company is not required to effect any demand registration within 180 days after the effective date of a previous demand registration and may postpone, on one occasion in any 365-day period, the filing or effectiveness of a registration statement for a demand registration for up to 120 days under certain circumstances, including pending material transactions or the filing by the Company of a registration statement relating to the sale of shares for its own account. The Soros/Chatterjee Group is also entitled to unlimited piggyback registrations. All such registrations would be at the Company's expense, exclusive of underwriting discounts and commissions, and legal fees (up to $25,000 for each such offering) incurred by the holders of the registrable securities. The Company and the Soros/Chatterjee Group have entered into customary indemnification and contribution provisions.

     Additionally, members of the Soros/Chatterjee Group are entitled to tagalong rights to participate with Mr. Singh and members of his family in sales of capital stock on the same terms and conditions as Mr. Singh and members of his family. The Soros/Chatterjee Group shares are also subject to drag along rights in the event holders of a majority of the Common Stock decide to sell 80% or more of the outstanding capital stock of the Company. The Securityholders Agreement provides that members of the Soros/Chatterjee Group will not transfer shares of Common Stock to a company, or any affiliate, that competes with the Company to a material extent in the provision of telecommunications services in the United States, Australia, the United Kingdom, France, Germany, Mexico, Canada, Italy or Hong Kong.

TELEGLOBE

     The Company entered into an agreement on January 12, 1996 with Teleglobe, pursuant to which Teleglobe purchased 410,808 shares of Common Stock (the "Teleglobe Shares") for a total of $1,458,060. The equity investment was consummated in February 1996 as was a loan by Teleglobe of $2.0 million to the Company. The loan, which was repaid in full with the proceeds from the offering of the 1997 Senior Notes, bore interest at 6.9% per annum (payable quarterly), was scheduled to mature on February 9, 1998, and was secured by all the assets of the Company, comprised principally of the stock of the subsidiaries (65% of the stock of foreign subsidiaries was pledged). Related to the Teleglobe investments, the Company and a number of its subsidiaries have entered into trading agreements with Teleglobe with respect to their respective service offerings. The parties have also agreed to cooperate in an effort to maximize efficiencies with respect to network facilities.

     As part of the transaction, Teleglobe, the Company and Mr. Singh entered into a stockholders' agreement (the "Teleglobe Agreement") providing Teleglobe the same consent, preemptive and registration rights as may be granted in the future to other stockholders of an equal or lesser percentage ownership in the Company, and participation and tag-along rights whereby Teleglobe is entitled to sell its shares of Common Stock when certain other stockholders sell or when the Company issues equity securities that would result in a change of control of the Company. The Teleglobe Agreement also obligated Teleglobe to sell the Teleglobe Shares if certain other stockholders sell and specified conditions are met, and grants the Company a right of first refusal upon a sale of the Teleglobe Shares to any competitor of the Company. Teleglobe waived any preemptive rights and registration rights that arose as a result of the Private Equity Sale.
Teleglobe has sold all of the Teleglobe Shares pursuant to Rule 144 and the Teleglobe Agreement has terminated.

NSI PRIVATE PLACEMENTS

     In 1995 and 1996, the Company engaged Northeast Securities, Inc. ("NSI") to serve as the placement agent for two private placements of the Company's Common Stock. Mr. Andrew B. Krieger, a former director of Primus, served as a broker-dealer in the private placements through an affiliation with NSI. In connection with these offerings, the Company paid Mr. Krieger cash commissions aggregating approximately $1,007,000. The Company also retained Krieger Associates, of which Mr. Krieger is the President and Chief Executive Officer, to perform certain financial and other consulting services and paid a total of approximately $105,828 for the performance of such services during 1995 and 1996. In addition, in connection with these private placements, the Company issued a total of 193,718 shares of Common Stock to Krieger Associates and Mr. Krieger, and at the direction of Mr. Krieger issued a total of 74,003 shares of Common Stock to other individuals associated with the transaction. The Company also issued, in connection with these private placements, a total of 245,555 shares of Common Stock to NSI and certain of its employees associated with the transactions.

LOAN FROM OFFICER

     In connection with the initial organization of the Company, K. Paul Singh, the Company's Chairman of the Board, President and Chief Executive Officer, loaned the Company approximately $320,000, accruing interest at a variable rate tied to the prime rate. On March 31, 1995, the Company and Mr. Singh converted all then outstanding principal and interest due ($350,000) into 555,559 shares of Common Stock, at a price per share of $0.63, which shares were issued on such date.

MANAGEMENT FEES

     Prior to the Company's acquisition of Axicorp, Axicorp paid a management fee based on a percentage of revenue to a company owned primarily by certain officers of the Company, including Paul Keenan, Sim Thiam Soon and Peter Slaney. Mr. Keenan and Mr. Slaney are no longer employed by the Company. Total management fees for the nine month period ended March 31, 1995, and the twelve month period ended March 31, 1996 were $616,000 and $426,000, respectively.

LEGAL SERVICES

     From time to time, the Company has retained the law firm of Pepper Hamilton LLP, of which John F. DePodesta, a director and an Executive Vice President of the Company, is "of counsel," to perform legal services for the Company.

HOTKEY INVESTMENT

     In March 1998, Primus purchased a controlling interest in Hotkey, a Melbourne, Australia based Internet service provider. The Company's 60% ownership of Hotkey was purchased for approximately $1.3 million in cash. Prior to the Hotkey Investment, Primus' chairman, K. Paul Singh, owned approximately 14% of Hotkey. As a result of the transaction, Mr. Singh owns 4% of Hotkey.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on behalf by the undersigned, thereunto duly authorized.

                              PRIMUS TELECOMMUNICATIONS GROUP,
                                  INCORPORATED


                              By:    /s/  Neil L. Hazard
                                    ---------------------------
                                    Neil L. Hazard
                                    Executive Vice President
                                     and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                                        TITLE                                DATE
K. Paul Singh                 Chairman of the  Board, President and Chief        April 30, 1998
By:    /s/  Neil L. Hazard      Executive Officer (principal executive
      ----------------------    officer)
      Attorney-in-Fact

/s/  Neil L. Hazard           Executive Vice President and Chief                April 30, 1998
----------------------------    Financial Officer (principal financial
Neil L. Hazard                  officer and principal accounting officer)


John F. DePodesta                              Directors                        April 30, 1998
Herman Fialkov
David E. Hershberg
John Puente


By:    /s/  Neil L. Hazard
      --------------------
      Attorney-in-Fact