Form 10-Q
period 1998-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1998-05-15
CIK 1006837

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                      OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.


                         COMMISSION FILE NO. 0-29-092


                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                54-1708481
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

1700 OLD MEADOW ROAD, SUITE 300, MCLEAN, VA                22102
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


                                (703) 902-2800
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                   OUTSTANDING AS OF
               CLASS                                APRIL 30, 1998
               -----                              -------------------
    COMMON STOCK, $.01 PAR VALUE                       19,914,357

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                              INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
Part I.   FINANCIAL INFORMATION

          Item 1.  FINANCIAL STATEMENTS

                   Consolidated Statement of Operations...................    1

                   Consolidated Balance Sheet.............................    2

                   Consolidated Statement of Cash Flows...................    3

                   Notes to Consolidated Financial Statements.............    4

          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS...................    6

          Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK.....................................    9

Part II.  OTHER INFORMATION

          Item 1.  LEGAL PROCEEDINGS......................................   10

          Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............   10

          Item 3.  DEFAULTS UPON SENIOR SECURITIES........................   10

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.....   10

          Item 5.  OTHER INFORMATION......................................   10

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................   10

SIGNATURE.................................................................   11

EXHIBIT INDEX.............................................................   12

PART I -- FINANCIAL INFORMATION
ITEM I -- FINANCIAL STATEMENTS

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ----------------------
                                                       1998          1997
                                                     --------      --------
NET REVENUE                                          $ 80,051      $ 59,036
COST OF REVENUE                                        68,722        55,034
                                                     --------      --------

GROSS MARGIN                                           11,329         4,002
                                                     --------      --------
OPERATING EXPENSES
  Selling, general and administrative                  15,377         8,829
  Depreciation and amortization                         3,478           797
                                                     --------      --------

    Total operating expenses                           18,855         9,626
                                                     --------      --------

LOSS FROM OPERATIONS                                   (7,526)       (5,624)

INTEREST EXPENSE                                       (7,175)         (151)
INTEREST INCOME                                         2,384           785
OTHER INCOME                                               --           119
                                                     --------      --------

LOSS BEFORE INCOME TAXES                              (12,317)       (4,871)
INCOME TAXES                                               --           (36)
                                                     --------      --------

NET LOSS                                             $(12,317)     $ (4,907)
                                                     ========      ========
BASIC AND DILUTED NET
  LOSS PER COMMON SHARE                              $  (0.62)     $  (0.28)
                                                     ========      ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                            19,717        17,779
                                                     ========      ========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                                     MARCH 31,     DECEMBER 31,
                                                       1998            1997
                                                    -----------    ------------
                                                    (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $  97,381      $ 115,232
  Restricted investments                                23,795         22,774
  Accounts receivable (net of allowance of
   $5,762 and $5,044)                                   69,124         58,172
  Prepaid expenses and other current assets              7,048          5,152
                                                     ---------      ---------
      Total current assets                             197,348        201,330
RESTRICTED INVESTMENTS                                  37,683         50,776
PROPERTY AND EQUIPMENT -- Net                           70,023         59,241
INTANGIBLES -- Net                                      36,436         33,164
DEFERRED INCOME TAXES                                    2,667          2,620
OTHER ASSETS                                            11,406         10,882
                                                     ---------      ---------
  TOTAL ASSETS                                       $ 355,563      $ 358,013
                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                   $  69,116      $  56,358
  Accrued expenses and other current liabilities        14,391         13,898
  Accrued interest                                       4,406         11,016
  Deferred income taxes                                  3,057          3,004
  Current portion of long-term obligations               1,652          1,059
                                                     ---------      ---------
      Total current liabilities                         92,622         85,335
LONG TERM OBLIGATIONS                                  230,586        230,152
OTHER LIABILITIES                                          527             --
                                                     ---------      ---------
      Total liabilities                                323,735        315,487
                                                     ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -- authorized
   2,455,000 shares; none issued and outstanding            --             --
  Common stock, $.01 par value -- authorized
   40,000,000 shares; issued and outstanding,
   19,822,945 and 19,662,233 shares                        198            197
  Additional paid-in capital                            92,696         92,181
  Accumulated deficit                                  (60,322)       (48,005)
  Accumulated other comprehensive loss                    (744)        (1,847)
                                                     ---------      ---------
      Total stockholders' equity                        31,828         42,526
                                                     ---------      ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 355,563      $ 358,013
                                                     =========      =========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ----------------------
                                                       1998          1997
                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(12,317)     $ (4,907)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation, amortization and accretion            3,567           797
    Sales allowance                                     1,724           716
    Stock issuance -- 401(k) plan employer match           20            --
    Foreign currency transaction gain                      --          (119)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable      (11,020)       (7,522)
      (Increase) decrease in prepaid expenses
       and other current assets                        (1,576)         (661)
      (Increase) decrease in other assets                (325)         (247)
      Increase (decrease) in accounts payable           9,876        11,876
      Increase (decrease) in accrued expense and
       other current liabilities                         (413)        2,212
      Increase (decrease) in accrued interest
       payable                                         (6,609)         (326)
                                                     --------      --------
          Net cash provided by (used in)
           operating activities                       (17,073)        1,819
                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (11,369)       (8,774)
  (Purchase) sale of short-term investments                --        19,766
  (Purchase) sale of restricted investments            12,072            --
  Cash used in business acquisitions, net of
   cash acquired                                       (1,627)           --
                                                     --------      --------
          Net cash provided by (used in)
           investing activities                          (924)       10,992
                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease                    (316)          (55)
  Principal payments on long-term obligations            (114)       (4,356)
  Sale of common stock, net of transaction costs          496            --
                                                     --------      --------
          Net cash provided by (used in)
           financing activities                            66        (4,411)
                                                     --------      --------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                      80          (262)
                                                     --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS               (17,851)        8,138
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        115,232        35,474
                                                     --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 97,381      $ 43,612
                                                     ========      ========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.


(2)  Merger, Acquisition and Investment
     ----------------------------------

     In February 1998 the Company entered into an Agreement and Plan of Merger ("the Agreement") with TresCom International, Inc. ("TresCom"), a facilities-based long distance telecommunications carrier focused on international long distance traffic originating in the United States and terminating in the Caribbean and Central and South America. The Agreement was subsequently amended in April 1998. The amended Agreement calls for the Company to acquire all of the approximately 12.3 million TresCom common shares outstanding at a value of $12 per share, through the exchange of the Company's shares of common stock. The transaction is subject to, among other things, the approval of both Primus and TresCom stockholders and certain regulatory authorities. The transaction is expected to be completed by the end of the second quarter of 1998.

     Effective March 1, 1998 the Company purchased a controlling interest in Hotkey Internet Services Pty., Ltd. ("Hotkey"), a Melbourne, Australia based internet service provider. The Company's 60% ownership of Hotkey was purchased through an investment in Hotkey of approximately $1.3 million.

     Effective March 1, 1998 the Company acquired all of the outstanding stock of Eclipse Telecommunications Pty., Ltd. ("Eclipse"), a data communications provider based in Sydney, Australia. The Company paid approximately $1.8 million in cash and 27,500 shares of the Company's Common Stock for Eclipse.

(3)  Subsequent Events
     -----------------

     On April 27, 1998 the Company announced a proposed offering of senior notes ("1998 Senior Notes Offering") to be privately placed in reliance on an exemption from the registration requirements of the Securities Act of 1934, as amended. The Company expects to close such offering of $150 million principal amount of its 9 7/8% Senior notes due 2008 on May 19, 1998, generating net proceeds of approximately $145 million.

(4)  Long Term Obligations
     ---------------------

     Long-term obligations consist of the following (in thousands):

                                                   March 31,    December 31,
                                                     1998           1997
                                                  (unaudited)
                                                  -----------   ------------

     Obligations under capital leases               $  9,343       $  8,487

     Senior Notes                                    222,706        222,616
     Notes payable                                       189             -
     Settlement obligation                                 -            108
                                                    --------       --------
            Subtotal                                 232,238        231,211
     Less: Current portion of long term
      obligations                                     (1,652)        (1,059)
                                                    --------       --------
                                                    $230,586       $230,152
                                                    ========       ========

     On August 4, 1997 the Company completed the sale of $225 million 11 3/4% senior notes and warrants to purchase 392,654 shares of the Company's common stock ("1997 Senior Notes and Warrants Offering"). The senior notes are due August 1, 2004 with early redemption at the option of the Company at any time after August 1, 2001. Dividends are currently restricted by the senior notes indenture. Interest payments are due semi-annually on February 1st and August 1st. A portion of the proceeds from this offering have been pledged to secure the first six semi-annual interest payments on the senior notes and are reflected on the balance sheet as restricted investments. A portion of the proceeds of this offering, $2.535 million, was allocated to the warrants, and the resulting debt discount is being amortized over the life of the debt on the straight-line method which does not materially differ from the effective interest method.


(5)  New Accounting Pronouncements
     -----------------------------

     In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). Under SFAS No. 130, the Company's foreign currency translation adjustments are considered to be components of other comprehensive income (loss), and the stockholders' equity section of the accompanying balance sheet has been reclassified accordingly. During the quarters ended March 31, 1998 and 1997, the Company's foreign currency translation adjustment totaled $ 1.1 million and $ (0.1) million, respectively. For the year ending December 31, 1998, the Company will report its net income (loss) and its foreign currency translation income or loss within a separate statement of comprehensive income (loss).


(6)  Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Primus is a global facilities-based telecommunications company that offers international and domestic long distance and other telecommunications services to business, residential and wholesale carrier customers in North America, Asia-Pacific and Europe. The Company is capitalizing on the increasing demand for high-quality international telecommunications services resulting from the globalization of the world's economies and the worldwide trend toward telecommunications deregulation. The Company currently provides services in the United States, Canada, Mexico, Japan, Australia and the United Kingdom.

Net revenue is earned based on the number of minutes billable by the Company and is recorded upon completion of a call, adjusted for sales allowance. The Company generally prices its services at a savings compared to the major carriers operating in its service regions. The Company's net revenue is derived from carrying a mix of business, residential and wholesale carrier long distance traffic and, in Australia, also from provision of local, data and cellular services.

Cost of revenue is primarily comprised of costs incurred from other domestic and foreign telecommunications carriers to originate, transport and terminate calls. The majority of the Company's cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the Company's most significant expense. As the Company increases the portion of traffic transmitted over its leased or owned facilities, cost of revenue increasingly will be comprised of fixed costs.

Although the Company's functional currency is the U.S. dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States and changes in foreign currency exchange rates may have a significant effect on the Company's results of operations. The Company historically has not engaged in hedging transactions.

OTHER OPERATING DATA

The following information for the three months ended March 31, 1998 and 1997 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.


                           --------------------------------------------------
                                    Three Months Ended March 31, 1998
                           --------------------------------------------------
                                           Minutes of Long Distance Use
                             Net       --------------------------------------
                           Revenue     International     Domestic      Total
                           -------     -------------     --------     -------
North America              $26,310         78,950         20,138       99,088
Europe                       9,082         22,944         11,462       34,406
Asia-Pacific                44,659         24,596         61,151       85,747
                           -------        -------         ------      -------
Total                      $80,051        126,490         92,751      219,241
                           =======        =======         ======      =======
                           --------------------------------------------------
                                     Three Months Ended March 31, 1997
                           --------------------------------------------------
                                            Minutes of Long Distance Use
                             Net       --------------------------------------
                           Revenue     International     Domestic      Total
                           -------     -------------     --------     -------
North America              $ 8,271         17,629          6,346       23,975
Europe                       3,879          4,253          4,533        8,786
Asia-Pacific                46,886          2,384         59,481       61,865
                           -------        -------         ------      -------
Total                      $59,036         24,266         70,360       94,626
                           =======        =======         ======      =======


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Net revenue increased $21.1 million or 36%, from $59.0 million for the three months ended March 31, 1997 to $80.1 million for the three months ended March 31, 1998. Of the increase, $18 million was associated with the North American operations, which represents a growth rate of approximately 218% (approximately 167% exclusive of net revenue associated with the Telepassport / USFI operations acquired in the fourth quarter of 1997), as a result of increased traffic volumes primarily in its wholesale carrier operations and, to a lesser extent, in its business and residential customer base. The European operations contributed $5.2 million to the year-over-year net revenue growth, which represents a growth rate of approximately 134%. The European net revenue increased from $3.9 million for the three months ended March 31, 1997 to $9.1 million for the three months ended March 31, 1998, resulting primarily from wholesale traffic being carried in 1998, and to a lesser extent, growth in retail customer traffic. The Company's Asia-Pacific net revenue decreased by $2.2 million or 5%, from $46.9 million for the three months ended March 31, 1997 to $44.7 million for the three months ended March 31, 1998. The decrease in the Asia-Pacific net revenue was primarily a result of a 14% drop in the Australian dollar's average exchange rate and, to a lesser extent, a change in traffic mix away from lower-margin local traffic in favor of higher-margin long distance traffic.

Cost of revenue increased $13.7 million, from $55.0 million, or 93% of net revenue, for the three months ended March 31, 1997 to $68.7 million, or 86% of net revenue, for the three months ended March 31, 1998. The increase in the cost of revenue is attributable to the increase in traffic volumes. The decrease in the cost of revenue as a percentage of net revenue is reflective of the expansion of the Company's global network, the continuing migration of existing and newly generated customer traffic onto the Company's network, especially in Australia with the advent of equal access, and a change in the Australian traffic mix away from lower-margin local traffic.

Gross Margin increased $7.3 million, from $4.0 million, or 6.8% of net revenue, for the three months ended March 31, 1997 to $11.3 million, or 14.2% of net revenue, for the three months ended March 31, 1998. The approximately 740 basis point increase in the gross margin as a percentage of net revenue is due to the reduction in cost of revenue factors stated above.

Selling, general and administrative expenses increased $6.6 million, from $8.8 million to $15.4 million for the three months ended March 31, 1997 and 1998, respectively. The increase is attributable to the hiring of additional sales and marketing staff and engineering personnel, the addition of expenses from acquired operations, and increased advertising and promotional expenses associated primarily with the Company's residential marketing campaigns in Australia.

Depreciation and amortization expense increased from $0.8 million for the three months ended March 31, 1997 to $3.5 million for the three months ended March 31, 1998. The increase is associated with increased depreciation expense from capital expenditures for fiber, switching and other network equipment being placed into service and increased amortization expense associated with intangible assets acquired in the Company's acquisitions.

Interest expense increased from $0.2 million for the three months ended March 31, 1997 to $7.2 million for the three months ended March 31, 1998. The increase is primarily attributable to the interest expense associated with the Company's 1997 Senior Notes and Warrants Offering.

Interest income of $2.4 million for the three months ended March 31, 1998 is attributable to the investment of the Company's cash , cash equivalents and restricted investment balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment, and international cable capacity, interest and principal payments on outstanding indebtedness, including capital leases, and acquisitions of and strategic investments in businesses. The Company has financed its growth through private placements of its common stock, the initial public offering of its common stock, the 1997 Senior Notes and Warrants Offering and capital lease financing. The semi-annual interest payments due under the 1997 Senior Notes through August 1, 2000 have been pre-funded and will be paid from restricted investments.

Net cash used in operating activities was $17.1 million for the three months ended March 31, 1998 as compared to net cash provided by operating activities of $1.8 million for the three months ended March 31, 1997. The increase in operating cash used is primarily comprised of an increase of $7.4 million for an increase in the net loss and an increase of $6.3 million in accrued interest payable related to the 1997 Senior Notes.

Net cash used in investing activities was $0.9 million for the three months ended March 31, 1998 compared to net cash provided by investing activities of $11.0 million for the three months ended March 31, 1997. Net cash used in investing activities during the three months ended March 31, 1998 includes $11.4 million of capital expenditures primarily for the expansion of the Company's global network, and $1.6 million for business acquisitions and investments, partially offset by cash provided by the sale of restricted investments used to fund interest payments on the 1997 Senior Notes

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 1998 as compared to net cash used by financing activities of $4.4 million during the three months ended March 31, 1997. Cash provided by financing activities in the three months ended March 31, 1998 resulted from the issuance of the Company's common stock through the exercise of employee options.

The Company anticipates aggregate capital expenditures of approximately $225 million during 1998 and 1999 (of which approximately $11.4 million was expended in the first quarter of 1998). Such capital expenditures will be primarily for international and domestic switches and points of presence, international and domestic fiber optic cable capacity and satellite earth station facilities for new and existing routes, and other transmission equipment and back office support systems.

On April 27, 1998 the Company announced a proposed offering of senior notes to be privately placed in reliance on an exemption from the registration requirements of the Securities Act of 1934, as amended. The Company expects to close such offering of $150 million principal amount of its 9 7/8% Senior notes due 2008 on May 19, 1998, generating net proceeds of approximately $145 million.

The Company believes that its cash, cash equivalents, and restricted investments along with available capital lease financing (subject to limitations in the 1997 Senior Notes indenture) and the net proceeds of approximately $145 million from the 1998 Senior Notes Offering will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures and other cash needs for its operations for at least the next 18 to 24 months. The Company is continually evaluating the expansion of its network and plans to accelerate its investment in international and domestic fiber optic cable capacity and other transmission facilities. In addition, following the proposed TresCom merger, the Company expects to make additional investments in the TresCom network in order to expand services in Latin America. In order to fund these additional cash requirements, including the expansion of the combined network, Primus anticipates that it will be required to raise a significant amount of cash in excess of its existing cash, cash equivalents and restricted investments and the expected net proceeds from the 1998 Senior Notes Offering. Consequently, the Company expects to raise additional capital from public or private equity or debt sources to meet its new financing needs, including for the continued buildout of the network. Additionally, if the Company's plans or assumptions change (including those with respect to the development of the network, the level of its operations and its operating cash flow), if its assumptions prove inaccurate, if it consummates additional investments or acquisitions or if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove insufficient, the Company may require to seek additional capital sooner than expected.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Form 10-Q which are based on current expectations and are not strictly historical statements may differ materially from actual results. Not strictly historical statements include, without limitation, those regarding management's plans, objectives and strategy for future operations, product plans and performance, management's assessment of market factors, and future financial performance. Among factors that could cause actual results to differ materially are changes in business conditions, changes in the telecommunications industry and the general economy; competition; changes in service offering; and risks associated with Primus's limited operating history, entry into developing markets (such as, with the pending TresCom merger, the Caribbean, Central America and South America), managing rapid growth, risks associated with international operations, dependence on effective information systems, and development of the network. These factors are discussed more fully in the company's Form 10-K filed with the Securities and Exchange Commission.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits (see index on page 12)

            (b) Reports on Form 8-K

                Current Report on Form 8-K dated November 3, 1997 (as amended on Form 8-K/A on January 5, 1998 and January 7, 1998) with regards to the acquisition of USFI, Inc. and Telepassport L.L.C.

                Current Report on Form 8-K dated February 6, 1998 (as amended on Form 8-K/A on February 6, 1998) with regards to the Merger Agreement with TresCom International, Inc.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED



Date May 15, 1998   By:  /s/ Neil L. Hazard
     -------------       ------------------

                         Neil L. Hazard
                         (Executive Vice President and Chief Financial
                         Officer)

EXHIBIT INDEX



Exhibit
Number      Description
------      -----------


2.1 Agreement and Plan of Merger by and among the Company, TresCom International, Inc. and Taurus Acquisition Corporation ("TAC"), dated as of February 3, 1998, and as amended by Amendments No. 1 and 2 to Agreement and Plan of Merger dated as of April 8, 1998 and as of April 16, 1998, respectively: Incorporated by reference from the Company's Current Reports on Forms 8-K dated February 6, 1998 (as amended by Form 8-K/A dated February 6, 1998), April 10, 1998 and April 23, 1998 (as amended by Form 8-K/A dated April 23, 1998).

3.1          Amended and Restated By-laws: Incorporated by reference to Exhibit
             3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3.2 Amended and Restated Certificate of Incorporation: Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (333-10875).

10.1 Stockholder Agreement by and among the Company, TAC, K. Paul Singh and Warburg, Pincus, Investors, L.P. dated as of February 3, 1998, and as amended as of April 16, 1998: Incorporated by reference to
             Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 6, 1998 (as amended by Form 8-K/A dated February 6, 1998), and to Exhibit 10.1 of the Company's Current Report on Form 8-K dated April 23, 1998 (as amended by Form 8-K/A dated April 23,
             1998).

10.2 Voting Agreement by and between TresCom and K. Paul Singh dated as of February 3, 1998: Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated February 6, 1998 (as amended by Form 8-K/A dated February 6, 1998).

10.3 Voting Agreement by and between TresCom and John F. DePodesta dated as of February 3, 1998: Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated February 6, 1998 (as amended by Form 8-K/A dated February 6, 1998).

10.4 Voting Agreement by and between the Company and Wesley T. O'Brien dated as of February 3, 1998, and as amended as of April 16, 1998:
             Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated February 6, 1998 (as amended by Form 8-K/A dated February 6, 1998), and to Exhibit 10.2 of the Company's Current Report on Form 8-K dated April 23, 1998 (as amended by Form 8-K/A dated April 23, 1998).

10.5 Voting Agreement by and between the Company and Rudy McGlashan dated as of February 3, 1998, and as amended as of April 16, 1998:
             Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated February 6, 1998 (as amended by Form 8-K/A dated February 6, 1998), and to Exhibit 10.3 of the Company's Current Report on Form 8-K dated April 23, 1998 (as amended by Form 8-K/A dated April 23, 1998.

27.1          Financial Data Schedule for the three months ended March 31, 1998