Form 10-Q
period 1998-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1998-08-14
CIK 1006837

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

                                (703) 902-2800
             (Registrant's telephone number, including area code)

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.       YES  X    NO
                                                   -----    -----

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                              OUTSTANDING AS OF
                CLASS                                           JULY 31, 1998
                -----                                         -----------------
    COMMON STOCK , $.01 PAR VALUE                                28,018,255


================================================================================

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                              INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION


         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Statement of Operations..................   1

                  Consolidated Balance Sheet............................   2

                  Consolidated Statement of Cash Flows..................   3

                  Notes to Consolidated Financial Statements............   4

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.................   6


         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK...................................  10


Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS.....................................  11

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............  11

         Item 3.  DEFAULTS UPON SENIOR SECURITIES.......................  11

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS....  11

         Item 5.  OTHER INFORMATION.....................................  11

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K......................  11

SIGNATURE...............................................................  13

EXHIBIT INDEX...........................................................  14

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)



                                          Three Months Ended          Six Months Ended
                                                 June 30,                 June 30,
                                        -----------------------   -------------------------
                                            1998        1997          1998         1997
                                        ------------ ----------   ------------ ------------
NET REVENUE                                $99,475    $70,045       $179,526     $129,081
COST OF REVENUE                             84,126     64,178        152,848      119,212
                                        ------------ ----------   ------------ ------------

GROSS MARGIN                                15,349      5,867         26,678        9,869
                                        ------------ ----------   ------------ ------------
OPERATING EXPENSES
   Selling, general and administrative      18,990     13,206         34,367       22,035
   Depreciation and amortization             4,433      1,669          7,911        2,466
                                        ------------ ----------   ------------ ------------

       Total operating expenses             23,423     14,875         42,278       24,501
                                        ------------ ----------   ------------ ------------
LOSS FROM OPERATIONS                        (8,074)    (9,008)       (15,600)     (14,632)

INTEREST EXPENSE                            (9,605)      (526)       (16,780)        (677)
INTEREST INCOME                              2,886        474          5,270        1,259
OTHER INCOME (EXPENSE)                          -         230             -           349
                                        ------------ ----------   ------------ ------------

LOSS BEFORE INCOME TAXES                   (14,793)    (8,830)       (27,110)     (13,701)
INCOME TAXES                                    -          45             -            81
                                        ------------ ----------   ------------ ------------

NET LOSS                                   $(14,793)   $(8,875)      $(27,110)   $(13,782)
                                         ===========  =========    ===========  ===========

BASIC AND DILUTED NET
   LOSS PER COMMON SHARE                     $(0.68)    $(0.50)        $(1.30)     $(0.78)
                                         ===========  =========    ===========  ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 21,829     17,779         20,779      17,779
                                         ===========  =========    ===========  ===========


                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)


                                                                  June 30,    December 31,
                                                                    1998          1997
                                                                ------------  ------------
                                                                (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $202,693      $115,232
  Restricted investments                                             24,120        22,774
  Accounts receivable (net of allowance of  $11,008
    and $5,044)                                                      97,491        58,172
  Prepaid expenses and other current assets                          14,563         5,152
                                                                ------------  ------------
    Total current assets                                            338,867       201,330
RESTRICTED INVESTMENTS                                               38,234        50,776
PROPERTY AND EQUIPMENT - Net                                        112,428        59,241
INTANGIBLES - Net                                                   205,228        33,164
DEFERRED INCOME TAXES                                                 2,496         2,620
OTHER ASSETS                                                         17,372        10,882
                                                                ------------  ------------
  TOTAL ASSETS                                                     $714,625      $358,013
                                                                ============  ============

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 $100,991      $ 56,358
  Accrued expenses and other current liabilities                     38,382        13,898
  Accrued interest                                                   12,887        11,016
  Deferred income taxes                                               2,861         3,004
  Current portion of long-term obligations                           19,998         1,059
                                                                ------------  ------------
    Total current liabilities                                       175,119        85,335
LONG TERM OBLIGATIONS                                               385,204       230,152
OTHER LIABILITIES                                                       528             -
                                                                ------------  ------------
    Total liabilities                                               560,851       315,487
                                                                ------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS EQUITY:
  Preferred stock, $.01 par value - authorized 2,455,000 shares;
    none issued and outstanding                                           -             -
  Common stock, $.01 par value - authorized, 80,000,000 and
    40,000,000 shares; issued and outstanding,
    27,870,860 and 19,662,233 shares                                    279           197
  Additional paid-in capital                                        231,666        92,181
  Accumulated deficit                                               (75,115)      (48,005)
  Accumulated other comprehensive loss                               (3,056)       (1,847)
                                                                ------------  ------------
    Total stockholders equity                                       153,774        42,526
                                                                ------------  ------------
  TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                        $714,625      $358,013
                                                                ============  ============


                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                                           Six Months Ended
                                                                               June 30,
                                                                  ------------------------------------
                                                                      1998                    1997
                                                                  ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                            $(27,110)              $(13,782)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation, amortization and accretion                             8,092                  2,466
   Sales allowance                                                      4,212                  2,809
   Stock issuance - 401(k) plan employer match                             39                      -
   Foreign currency transaction gain                                        -                   (349)
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                      (20,287)               (23,629)
      (Increase) decrease in prepaid expenses and
        other current assets                                           (7,671)                (1,431)
      (Increase) decrease in other assets                              (2,014)                  (515)
      Increase (decrease) in accounts payable                           9,963                 28,006
      Increase (decrease) in accrued expense,
        other current liabilities and other liabilities                 1,458                  3,092
      Increase (decrease) in accrued interest payable                   1,601                      -
                                                                 ------------            ------------
         Net cash provided by (used in) operating activities          (31,717)                (3,333)
                                                                 ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                   (36,029)               (18,248)
 (Purchase) sale of short-term investments                                  -                 25,125
 (Purchase) sale of restricted investments                             11,196                      -
 Cash used in business acquisitions, net of cash acquired              (1,165)                (5,208)
                                                                 ------------            ------------
         Net cash provided by (used in) investing activities          (25,998)                 1,669
                                                                 ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease                                   (2,015)                  (434)
 Principal payments on long-term obligations                             (114)                (4,737)
 Proceeds from long-term obligations                                  145,549                      -
 Sale of common stock, employee option and purchase plan                1,903                      -
                                                                 ------------            ------------
         Net cash provided by (used in) financing activities          145,323                 (5,171)
                                                                 ------------            ------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                                    (147)                   (336)
                                                                 ------------            ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                87,461                  (7,171)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                                               115,232                  35,474
                                                                 ------------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  202,693               $  28,303
                                                                  ===========             ===========


                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months or six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.


(2)  Acquisition
     -----------

     On June 9, 1998 the Company completed its acquisition of TresCom International, Inc. ("TresCom"), a long distance telecommunications carrier focused on international long distance traffic originating in the United States and terminating in the Caribbean and Central and South America. As a result of the acquisition, all of the approximately 12.7 million TresCom common shares outstanding were exchanged for approximately 7.8 million shares of the Company's common stock valued at approximately $138 million.

     The Company has accounted for the TresCom acquisition using the purchase method. Accordingly, the results of operations of TresCom are included in the consolidated results of the Company as of June 9, 1998, the date of acquisition. Under the purchase method of accounting, the Company has preliminarily allocated the purchase price to assets and liabilities acquired based upon their estimated fair values. The purchase price allocation reflected in the financial statements is therefore tentative and is subject to changes arising from the receipt of additional valuation and other information.

     Pro forma operating results for the six months ended June 30, 1998 and the year ended December 31, 1997, as if the acquisition of TresCom had occurred as of January 1, 1997 are as follows (in thousands, except per share amounts):

                                             Six Months
                                               Ended                     Year Ended
                                           June 30, 1998             December 31, 1997
                                       --------------------      ------------------------
Net revenue                                  $ 243,094                    $ 428,454
Net loss                                     $ (39,148)                   $ (54,204)
Basic and diluted net loss per share         $   (1.42)                   $   (2.08)

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations.


(3)  Long Term Obligations
     ---------------------

     Long-term obligations consist of the following (in thousands):

                                                           June 30,
                                                             1998                  December 31,
                                                         (Unaudited)                   1997
                                                       ----------------         --------------------
        Obligations under capital leases                    $    15,023         $              8,487
        Bank Revolver                                            17,207                            -
        Senior Notes 11 3/4%                                    222,797                      222,616
        Senior Notes 9 7/8%                                     150,000                            -
        Notes payable                                               175                            -
        Settlement obligation                                         -                          108
                                                       ----------------         --------------------

               Subtotal                                         405,202                      231,211
        Less: Current portion of long term obligations        (  19,998)                      (1,059)
                                                       ----------------         --------------------
                                                            $   385,204           $          230,152
                                                       ================         ====================

     On May 19, 1998 the Company completed the sale of $150 million 9 7/8% senior notes ("1998 Senior Notes Offering") due 2008 with semi-annual interest payments. The net proceeds of the 1998 Senior Notes Offering will be used to fund capital expenditures to expand and develop the Company's global intelligent telecommunications network.

     As a result of the merger with TresCom, the Company has a $25 million revolving credit and security agreement (the "Revolving Credit Agreement") with a commercial bank secured by certain of the Company's accounts receivable.

(4)  New Accounting Pronouncements
     -----------------------------

     In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). Under SFAS No. 130, the Company's foreign currency translation adjustments are considered to be components of other comprehensive income (loss), and the stockholders' equity section of the accompanying balance sheet has been reclassified accordingly. During the three and six months ended June 30, 1998 and 1997, the Company's foreign currency translation adjustment totaled $ (2.3) million and $ (1.2) and $(0.1) million and $ (0.3) million, respectively. For the year ending December 31, 1998, the Company will report its net income (loss) and its foreign currency translation income or loss within a separate statement of comprehensive income (loss).

(5)  Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Primus is a global facilities-based telecommunications company that offers international and domestic long distance and other telecommunications services to business, residential and wholesale carrier customers in North America, Asia-Pacific and Europe. Primus has expanded its geographic coverage in the Caribbean, Central America and South America (collectively "Latin America") through its June 1998 merger with TresCom International, Inc., which provides international long distance service primarily for calls originating in the United States. The Company is capitalizing on the increasing demand for high-quality international telecommunications services resulting from the globalization of the world's economies and the worldwide trend toward telecommunications deregulation. The Company currently provides services in the United States, Canada, Mexico, Japan, Germany, Australia and the United Kingdom.

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

OTHER OPERATING DATA

The following information for the three months ended June 30, 1998 and 1997 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.

                                                     Three Months Ended June 30, 1998
                         ---------------------------------------------------------------------------------------
                                 Net                              Minutes of Long Distance Use
                                              ------------------------------------------------------------------
                               Revenue            International             Domestic                 Total
                         -----------------    -------------------     -------------------    -------------------

North America                      $41,782                111,029                  36,590                147,619
Europe                              13,906                 49,028                  18,263                 67,291
Asia-Pacific                        43,787                 29,865                  64,936                 94,801
                         -----------------    -------------------     -------------------    -------------------

Total                              $99,475                189,922                 119,789                309,711
                         =================    ===================     ===================    ===================

                                                     Three Months Ended June  30, 1997
                         ---------------------------------------------------------------------------------------
                                 Net                              Minutes of Long Distance Use
                                              ------------------------------------------------------------------
                               Revenue            International             Domestic                 Total
                         -----------------    -------------------     -------------------    -------------------

North America                      $18,345                 45,784                  18,498                 64,282
Europe                               4,590                  5,131                   5,775                 10,906
Asia-Pacific                        47,110                  6,222                  61,304                 67,526
                         -----------------    -------------------     -------------------    -------------------

Total                              $70,045                 57,137                  85,577                142,714
                         =================    ===================     ===================    ===================

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

Net revenue increased $29.4 million or 42.0%, from $70.0 million for the three months ended June 30, 1997 to $99.5 million for the three months ended June 30, 1998. Of the increase, $23.4 million was associated with the North American operations, which represents a growth rate of approximately 128%. The increase is a result of increased traffic volumes and net revenue in its United States and Canadian wholesale carrier operations and in its retail business and residential customer operations. The June 9, 1998 purchase of TresCom accounted for $7.6 million of the North American net revenue growth. The European net revenue increased from $4.6 million for the three months ended June 30, 1997 to $13.9 million for the three months ended June 30, 1998, a growth rate of 203%. The Company's Asia- Pacific net revenue, in United States dollar terms, decreased $3.3 million or 7.1%, from $47.1 million for the three months ended June 30, 1997 to $43.8 million for the three months ended June 30, 1998, primarily as a result of a decrease in the Australian dollar's average exchange rate. Net revenue of the Australian operations, in Australian dollar terms, grew 7.0% to $65.6 million as a result of increased traffic from retail residential and business customers and from the addition of data and internet services. Additionally, the Asia-Pacific net revenue reflects the Company's October 1997 acquisition of its Japanese operations.

Cost of revenue increased $19.9 million, from $64.2 million, or 91.6% of net revenue, for the three months ended June 30, 1997 to $84.1 million, or 84.6% of net revenue, for the three months ended June 30, 1998. The increase in the cost of revenue is attributable to the increase in traffic volumes and associated net revenue growth. The decrease in the cost of revenue as a percentage of net revenue is reflective of the continual expansion of the Company's network, the continuing migration of existing and newly generated customer traffic onto the Company's network, especially in Australia, higher margin product offerings such as data and internet services in Australia, and a shift in the Australian traffic mix away from lower-margin local traffic.

Selling, general and administrative expenses increased $5.8 million, from $13.2 million for the three months ended June 30, 1997, to $19.0 million for the three months ended June 30, 1998. The increase is primarily associated with increased advertising and promotional expenses associated with the Company's residential and business marketing campaigns in Australia and the United States, and the addition of expenses from acquired operations including Hotkey Internet Services Pty., Ltd., Eclipse Telecommunications Pty., Ltd., and TresCom.

Depreciation and amortization expense increased from $1.7 million for the three months ended June 30, 1997 to $4.4 million for the three months ended June 30, 1998. The increase is associated with increased amortization expense related to intangible assets arising from the Company's acquisitions and with increased depreciation expense related to capital expenditures for fiber optic cable, switching and other network equipment being placed into service.

Interest expense increased from $0.5 million for the three months ended June 30, 1997 to $9.6 million for the three months ended June 30, 1998. The increase is primarily due to interest expense associated with the Company's 1997 and 1998 senior notes offerings and, to a lesser extent, additional capital lease financings.

Interest income increased from $0.5 million for the three months ended June 30, 1997 to $2.9 million for the three months ended June 30, 1998. The increase is a result of the investment of the net proceeds from the Company's 1997 and 1998 senior notes offerings.

Other income (expense) for the three months ended June 30, 1997 is related to foreign currency transaction gains (losses) on the Australian dollar-denominated debt incurred by the Company payable to the sellers for its acquisition of Primus Australia (formerly "Axicorp Pty., Ltd.") as a result of a fluctuating exchange rate of the Australian dollar against the United States dollar during the period. The debt was paid in full in 1997.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Net revenue increased $50.4 million, from $129.1 million for the six months ended June 30, 1997 to $179.5 million for the six months ended June 30, 1998. Of the net revenue increase, $41.5 million was associated with the Company's North American operations, which represents a growth rate of approximately 156%. The growth is a result of increased traffic volumes in wholesale carrier operations, and to a lesser extent, in its business and residential customer base. Additionally, the 1998 period includes a full six months of the April 1997 acquired Canadian operations, the October 1997 acquired operations of TelePassport L.L.C. / USFI, Inc. ("TelePassport/USFI") and 22 days of the June 9, 1998 acquired operations of TresCom. The European operations contributed $14.5 million of the year-over-year net revenue growth, which represents a growth rate of approximately 171%. The European net revenue increased from $8.5 million for the six months ended June 30, 1997 to $23.0 million for the six months ended June 30, 1998 resulting primarily from wholesale traffic being carried in 1998. The Company's Asia-Pacific net revenue, in United States dollar terms, decreased by $5.6 million, or 5.9%, from $94.0 million for the six months ended June 30, 1997 to $88.4 million for the six months ended June 30, 1998 primarily as a result of a decrease in the Australian dollar average exchange rate. The effect of the Australian dollar's average exchange rate decrease on the Asia-Pacific net revenue was partially offset by Australian net revenue growth as a result of increased retail business and residential traffic growth, the addition of data and internet services in Australia and the October 1997 acquisition of the Company's Japanese operations.

Cost of revenue increased $33.6 million, from $119.2 million, or 92.4% of net revenue, for the six months ended June 30, 1997 to $152.8 million, or 85.1% of net revenue, for the six months ended June 30, 1998. The increase in the cost of revenue is primarily attributable to the increased traffic volumes and associated net revenue growth. The decrease in the cost of revenue as a percentage of net revenue is reflective of the continual expansion of the Company's global network, the continuing migration of existing and newly generated customer traffic onto the Company's network, especially in Australia with the advent of equal access, the acquisition of higher margin product offerings such as data and internet services in Australia, and a shift in the Australian traffic mix away from lower-margin local traffic.

Selling, general and administrative expenses increased $12.3 million from $22.0 million to $34.4 million for the six months ended June 30, 1997 as compared to the six months ended June 30, 1998.

The increase is attributable to the hiring of additional sales and marketing staff and engineering personnel, the addition of expenses from acquired operations including the June 9, 1998 acquisition of TresCom, and increased advertising and promotional expenses associated with the Company's residential marketing campaigns in Australia and the United States.

Depreciation and amortization increased from $2.5 million for the six months ended June 30, 1997 to $7.9 million for the six months ended June 30, 1998. The increase is associated with increased amortization expense related to intangible assets arising from the Company's acquisitions and with increased depreciation expense related to capital expenditures for fiber, switching and other network equipment being placed into service.

Interest expense increased from $0.7 million for six months ended June 30, 1997 to $16.8 million for the six months ended June 30, 1998. The increase is primarily attributable to the interest expense associated with the Company's 1997 and 1998 senior notes offerings and to a lessor extent increased capital lease financings.

Interest income increased from $1.3 million for the six months ended June 30, 1997 to $5.3 million for the six months ended June 30, 1998. The increase is a result of the investment of the net proceeds of the 1997 and 1998 senior note offerings.

Other income (expense) for the six months ended June 30, 1997 is related to foreign currency transaction gains (losses) on the Australian dollar-denominated debt incurred by the Company payable to the sellers for its acquisition of Primus Australia (former "Axicorp Pty., Ltd.") as a result of a fluctuating exchange rate of the Australian dollar against the United States dollar during the period. The debt was paid in full in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment, and international cable capacity, interest and principal payments on outstanding indebtedness, including capital leases, and acquisitions of and strategic investments in businesses. The Company has financed its growth through private placements of its common stock, the initial public offering of its common stock, the 1997 Senior Notes and Warrants Offering, the 1998 Senior Notes Offering and capital lease financing. The semi-annual interest payments due under the 1997 Senior Notes through August 1, 2000 have been pre-funded and will be paid from restricted investments.

Net cash used in operating activities was $(31.7) million for the six months ended June 30, 1998 as compared to net cash used in operating activities of $(3.3) million for the six months ended June 30, 1997. The increase in operating cash used is primarily comprised of an increase in the net loss of $13.3 million and a increase in accounts receivable of $20.3 million, partially offset by increased non-cash operating expenses of $7.4 million and a increase in accounts payable of $10.0 million.

Net cash used in investing activities was $(26.0) million for the six months ended June 30, 1998 compared to net cash provided by investing activities of $1.7 million for the six months ended June 30, 1997. Net cash used in investing activities during the six months ended June 30, 1998 includes $36.0 million of capital expenditures primarily for the expansion of the Company's global network, partially offset by $11.2 million of cash provided by the sale of restricted investments used to fund interest payments on the 1997 Senior Notes.

Net cash provided by financing activities was $145.3 million for the six months ended June 30, 1998 as compared to net cash used in financing activities of $(5.2) million during the six months ended June 30, 1997. Cash provided by financing activities in the six months ended June 30, 1998 resulted primarily from $145.5 million of net proceeds of the 1998 senior notes offering.

The Company continues to anticipate aggregate capital expenditures of approximately $225 million during 1998 and 1999 (of which approximately $36.0 million was expended in the first six months of 1998). Such capital expenditures will be primarily for international and domestic switches and points of presence, international and domestic fiber optic cable capacity for new and existing routes, satellite earth station facilities, other transmission equipment, and back office support systems.

The Company believes that its cash, cash equivalents, and restricted investments along with available capital lease financing (subject to limitations in its senior note indentures) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures and other cash needs for its operations through at least the end of 1999. The Company is continually evaluating the expansion of its network and has accelerated its investment in international and domestic fiber optic cable capacity and other transmission facilities. In addition, the Company expects to make additional investments in the TresCom network in order to expand services in Latin America. In order to fund these additional cash requirements, including the expansion of the combined network, Primus anticipates that it will be required to raise a significant amount of cash in excess of its existing cash, cash equivalents and restricted investments. Consequently, the Company expects to raise additional capital from public or private equity or debt sources to meet its new financing needs, including for the continued buildout of the network. Additionally, if the Company's plans or assumptions change (including those with respect to the development of the network, the level of its operations and its operating cash flow), if its assumptions prove inaccurate, if it consummates additional investments or acquisitions or if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove insufficient, the Company may require to seek additional capital sooner than expected.

YEAR 2000 COMPLIANCE

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Form 10-Q which are based on current expectations and are not strictly historical statements may differ materially from actual results. Not strictly historical statements include, without limitation, those regarding management's plans, objectives and strategy for future operations, product plans and performance, management's assessment of market factors, and future financial performance. Among factors that could cause actual results to differ materially are changes in business conditions, changes in the telecommunications industry and the general economy; competition; changes in service offering; and risks associated with Primus's limited operating history, entry into developing markets, managing rapid growth, integration of TresCom, risks associated with international operations, dependence on effective information systems, and development of the network. These factors are discussed more fully in the company's Form 10-K filed with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on June 4, 1998, the stockholders of the Company approved the issuance of shares of Common Stock in connection with the acquisition of TresCom International, Inc., renewed the term of one director of the Company and approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 to 80,000,000. Mr. John Puente's term as director of the Company was renewed at the meeting. The voting results were as follows:
         15,350,179 shares were in favor of Mr. Puente, no shares against and 17,781 shares withheld. The vote approving the issuance of shares in connection with the TresCom acquisition was 13,296,493 shares for, 89,911 shares against and 13,250 shares withheld. The vote approving the amendment to the Company's Certificate of Incorporation was 13,076,858 shares for, 305,284 shares against and 18,262 shares withheld.

ITEM 5.  OTHER INFORMATION

         Discretionary Proxy Voting Authority/Stockholder Proposals

         On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which the stockholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

         With respect to the Company's 1999 Annual Meeting of Stockholders, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement, by March 21, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits (see index on page 14)

         (b) Reports on Form 8-K

             Current Report on Form 8-K filed on April 10, 1998 with regards to Amendment No.1 to the Merger Agreement with TresCom International, Inc.

             Current Report on Form 8-K filed on April 23, 1998 (as amended on Form 8-K/A filed on April 23, 1998) with regards to Amendment No.2 to the Merger Agreement with TresCom International, Inc.

             Current Report on Form 8-K filed on June 23, 1998 with regards to the consummation of the Merger Agreement with TresCom International, Inc. whereby a wholly-owned subsidiary of the Company merged with and into TresCom International, Inc.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED



Date August 14, 1998   By:  /s/ Neil L. Hazard
     ----------------     ------------------------------
                          Neil L. Hazard
                          (Executive Vice President and Chief Financial Officer)


Date August 14, 1998   By:  /s/ Thomas R. Kloster
     ----------------     ---------------------
                          Thomas R. Kloster
                          (Vice President, Corporate Controller and Chief
                          Accounting Officer)

EXHIBIT INDEX

  Exhibit
  Number   Description
  ------   -----------

   3.1 Amended and Restated Certificate of Incorporation of the Company - incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-8 (No. 333-56557)

  27.1     Financial Data Schedule for the six months ended June 30, 1998