Form 10-Q
period 1998-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1998-11-13
CIK 1006837

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                      OR


          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.


                         COMMISSION FILE NO. 0-29-092


                       PRIMUS TELECOMMUNICATIONS GROUP,
                                 INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                    54-1708481
      (State or other jurisdiction of            (I.R.S. Employer Identification No.)
       incorporation or organization)

1700 0LD MEADOW ROAD, SUITE 300, MCLEAN, VA                     22102
  (Address of principal executive offices)                    (Zip Code)

                                (703) 902-2800
             (Registrant's telephone number, including area code)


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X  NO
                                                ---    ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                              OUTSTANDING AS OF
             CLASS                                            OCTOBER 31, 1998
             -----                                            ----------------
COMMON STOCK , $.01 PAR VALUE                                     28,049,231

================================================================================

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                              INDEX TO FORM 10-Q

                                                                         Page
                                                                         No.
                                                                         ----
Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Statement of Operations..................    1

                  Consolidated Balance Sheet............................    2

                  Consolidated Statement of Cash Flows..................    3

                  Notes to Consolidated Financial Statements............    4

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.................    6

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK...................................   11


Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS.....................................   12

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............   12

         Item 3.  DEFAULTS UPON SENIOR SECURITIES.......................   12

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS....   12

         Item 5.  OTHER INFORMATION.....................................   12

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K......................   12


SIGNATURE...............................................................   13

EXHIBIT INDEX...........................................................   14


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                            -----------------------------    -----------------------------
                                                 1998            1997             1998            1997
                                            -------------   -------------    -------------   -------------
NET REVENUE                                    $116,047        $ 73,018         $295,573        $202,099
COST OF REVENUE                                  96,557          65,266          249,406         184,478
                                            -------------   -------------    -------------   -------------
GROSS MARGIN                                     19,490           7,752           46,167          17,621
                                            -------------   -------------    -------------   -------------

OPERATING EXPENSES
   Selling, general and administrative           23,022          13,749           57,389          35,784
   Depreciation and amortization                  7,411           1,877           15,322           4,343
                                            -------------   -------------    -------------   -------------
       Total operating expenses                  30,433          15,626           72,711          40,127
                                            -------------   -------------    -------------   -------------

LOSS FROM OPERATIONS                            (10,943)         (7,874)         (26,544)        (22,506)

INTEREST EXPENSE                                (11,456)         (4,893)         (28,235)         (5,570)
INTEREST INCOME                                   3,364           2,118            8,634           3,377
OTHER INCOME (EXPENSE)                                -              58                -             407
                                            -------------   -------------    -------------   -------------
LOSS BEFORE INCOME TAXES                        (19,035)        (10,591)         (46,145)        (24,292)
INCOME TAXES                                          -               -                -              81
                                            -------------   -------------    -------------   -------------

NET LOSS                                       $(19,035)       $(10,591)        $(46,145)       $(24,373)
                                            =============   =============    =============   =============

BASIC AND DILUTED NET
   LOSS PER COMMON SHARE                         $(0.68)         $(0.60)          $(1.99)         $(1.37)
                                            =============   =============    =============   =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                     27,998          17,781           23,211          17,780
                                            =============   =============    =============   =============

               See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           1998               1997
                                                                      ---------------   ---------------
                                                                        (unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                             $179,070          $115,232
    Restricted investments                                                  25,388            22,774
    Accounts receivable (net of allowance of $10,493
        and $5,044)                                                         98,433            58,172
    Prepaid expenses and other current assets                               14,184             5,152
                                                                      ---------------   ---------------
        Total current assets                                               317,075           201,330
RESTRICTED INVESTMENTS                                                      24,517            50,776
PROPERTY AND EQUIPMENT - Net                                               127,649            59,241
INTANGIBLES - Net                                                          203,073            33,164
DEFERRED INCOME TAXES                                                        2,391             2,620
OTHER ASSETS                                                                15,185            10,882
                                                                      ---------------   ---------------
    TOTAL ASSETS                                                          $689,890          $358,013
                                                                      ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                      $ 97,338          $ 56,358
    Accrued expenses and other current liabilities                          32,163            13,898
    Accrued interest                                                         9,810            11,016
    Deferred income taxes                                                    2,740             3,004
    Current portion of long-term obligations                                26,333             1,059
                                                                      ---------------   ---------------
        Total current liabilities                                          168,384            85,335
LONG TERM OBLIGATIONS                                                      384,670           230,152
OTHER LIABILITIES                                                              527                 -
                                                                      ---------------   ---------------
        Total liabilities                                                  553,581           315,487
                                                                      ---------------   ---------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value - authorized 2,455,000 shares;
        none issued and outstanding                                              -                 -
    Common stock, $.01 par value - authorized, 80,000,000 and
        40,000,000 shares; issued and outstanding,
        28,041,692 and 19,662,233 shares                                       280               197
    Additional paid-in capital                                             234,405            92,181
    Accumulated deficit                                                    (94,150)          (48,005)
    Accumulated other comprehensive loss                                    (4,226)           (1,847)
                                                                      ---------------   ---------------
        Total stockholders' equity                                         136,309            42,526
                                                                      ---------------   ---------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $689,890          $358,013
                                                                      ===============   ===============

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                         ---------------------------------
                                                                               1998             1997
                                                                         ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(46,145)         $(24,373)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation, amortization and accretion                               15,593             4,494
        Sales allowance                                                         6,592             4,211
        Stock issuance - 401(k) plan employer match                                70                 -
        Foreign currency transaction loss                                           -              (407)
        Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                        (24,728)          (30,454)
            (Increase) decrease in prepaid expenses and
               other current assets                                            (7,678)           (1,422)
            (Increase) decrease in other assets                                   171              (766)
            Increase (decrease) in accounts payable                             7,116            45,798
            Increase (decrease) in accrued expense,
               other current liabilities and other liabilities                 (5,378)            1,134
            Increase (decrease) in accrued interest payable                    (1,476)            3,664
                                                                         ---------------   ---------------
                  Net cash provided by (used in) operating activities         (55,863)            1,879

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                        (55,933)          (34,667)
    (Purchase) sale of short-term investments                                       -            25,125
    (Purchase) sale of restricted investments                                  23,644           (72,521)
    Cash used in business acquisitions, net of cash acquired                   (1,165)           (5,208)
                                                                         ---------------   ---------------
                  Net cash provided by (used in) investing activities         (33,454)          (87,271)
                                                                         ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal  payments on capital leases and long-term obligations            (4,673)          (14,968)
    Sale of common stock, employee option and purchase plan                     4,613                 -
    Proceeds from long-term obligations                                       159,320           225,000
    Deferred financing costs                                                   (5,500)           (9,500)
                                                                         ---------------   ---------------
                  Net cash provided by (used in) financing activities         153,760           200,532
                                                                         ---------------   ---------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                                         (605)             (427)
                                                                         ---------------   ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                        63,838           114,713
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                115,232            35,474
                                                                         ---------------   ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $179,070          $150,187
                                                                         ===============   ===============

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months or nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

     Pro forma operating results for the nine months ended September 30, 1998 and the year ended December 31, 1997, as if the acquisition of TresCom had occurred as of January 1, 1997, are as follows (in thousands, except per share amounts):

                                                     Nine Months
                                                        Ended                  Year Ended
                                                 September 30, 1998        December 31, 1997
                                               ----------------------    ---------------------
     Net revenue                                      $359,141                  $428,454

     Net loss                                         $(55,724)                 $(54,204)

     Basic and diluted net loss per share             $  (2.01)                 $  (2.08)

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations.


(3)  Long Term Obligations
     ---------------------

     Long-term obligations consist of the following (in thousands):

                                                           September 30,      December 31,
                                                               1998               1997
                                                          ---------------    --------------
                                                            (Unaudited)
      Obligations under capital leases                       $  14,003         $   8,487
      Revolving Credit Agreement                                23,554                 -
      Senior Notes 11 3/4%                                     222,888           222,616
      Senior Notes 9 7/8%                                      150,000                 -
      Notes payable                                                558                 -
      Settlement obligation                                          -               108
                                                             ---------         ---------
              Subtotal                                         411,003           231,211
      Less: Current portion of long term obligations           (26,333)           (1,059)
                                                             ---------         ---------
                                                             $ 384,670         $ 230,152
                                                             =========         =========

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

(4)  New Accounting Pronouncements
     -----------------------------

     In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). Under SFAS No. 130, the Company's foreign currency translation adjustments are considered to be components of other comprehensive income (loss), and the stockholders' equity section of the accompanying balance sheet has been reclassified accordingly. During the three and nine months ended September 30, 1998 and 1997, the Company's foreign currency translation adjustment totaled $(1.2) million and $(2.4) and $(0.3) million and $(0.6) million, respectively. For the year ending December 31, 1998, the Company will report its net income (loss) and its foreign currency translation income or loss within a separate statement of comprehensive income (loss).

(5)  Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Primus is a global facilities-based telecommunications company that offers international and domestic long distance and other telecommunications services to business, residential and wholesale carrier customers in North America, Asia-Pacific and Europe. The Company is exploiting the increasing demand for high-quality international telecommunications services resulting from the globalization of the world's economies and the worldwide trend toward telecommunications deregulation. The Company currently provides services in the United States, Canada, Mexico, Japan, Germany, Australia and the United Kingdom.

Net revenue is earned based on the number of minutes billable by the Company and is recorded upon completion of a call, adjusted for sales allowance. The Company generally prices its services at a savings compared to the major carriers operating in its service regions. The Company's net revenue is derived from carrying a mix of business, residential and wholesale long distance voice and data traffic and, in Australia, also from provision of local and cellular services.

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

Although the Company's functional currency is the U.S. dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States, principally in Australia, the United Kingdom and Canada. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States and changes in foreign currency exchange rates may have a significant effect on the Company's results of operations. The Company historically has not engaged in hedging transactions.

OTHER OPERATING DATA

The following information for the three months ended September 30, 1998 and 1997 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.

                  ------------------------------------------------------------------------
                                  Three Months Ended September 30, 1998
                  ------------------------------------------------------------------------
                                                 Minutes of Long Distance Use
                       Net         -------------------------------------------------------
                      Revenue        International        Domestic             Total
                  ---------------  -----------------  -----------------  -----------------
North America        $ 58,553            152,701             86,113            238,814
Europe                 16,614             52,266             16,354             68,620
Asia-Pacific           40,880             32,896             76,456            109,352
                  ---------------  -----------------  -----------------  -----------------
Total                $116,047            237,863            178,923            416,786
                  ===============  =================  =================  =================

                  ------------------------------------------------------------------------
                                  Three Months Ended September 30, 1997
                  ------------------------------------------------------------------------
                                                 Minutes of Long Distance Use
                        Net        -------------------------------------------------------
                      Revenue        International        Domestic             Total
                  ---------------  -----------------  -----------------  -----------------
North America         $20,350             57,199             17,131             74,330
Europe                  6,228              9,852              6,973             16,825
Asia-Pacific           46,440             11,844             61,544             73,388
                  ---------------  -----------------  -----------------  -----------------
Total                 $73,018             78,895             85,648            164,543
                  ===============  =================  =================  =================

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Net revenue increased $43.0 million or 59%, from $73.0 million for the three months ended September 30, 1997 to $116.0 million for the three months ended September 30, 1998. Of the increase, $38.2 million was associated with the North American operations, which represents a growth rate of approximately 188%. The growth is a result of the addition of traffic from the acquisition of TresCom, increased traffic volumes in the Company's United States and Canadian wholesale carrier operations and in retail operations particularly from ethnic residential consumers. European net revenue increased $10.4 million from $6.2 million for the three months ended September 30, 1997 to $16.6 million for the three months ended September 30, 1998, a growth rate of 167%. The European increase is attributable to increased traffic volumes and net revenue in the United Kingdom wholesale and retail operations and the addition of wholesale operations in Germany. The Company's Asia- Pacific net revenue, in United States dollar terms, decreased $5.6 million or 12.0%, from $46.4 million for the three months ended September 30, 1997 to $40.9 million for the three months ended September 30, 1998, primarily as a result of a 24% decrease in the Australian dollar's average exchange rate. Net revenue of the Australian operations, in Australian dollar terms, grew 9.0% to $68.4 million as a result of increased traffic from retail residential and business customers and from the addition of data and internet services.

Cost of revenue increased $31.3 million, from $65.3 million, or 89.4% of net revenue, for the three months ended September 30, 1997 to $96.6 million, or 83.2% of net revenue, for the three months ended September 30, 1998. The increase in the cost of revenue is attributable to the increase in traffic volumes and associated net revenue growth. The decrease in the cost of revenue as a percentage of net revenue is reflective of the continuing migration of existing and newly generated customer traffic onto the Company's expanding network and new higher margin product offerings such as data and internet services.

Selling, general and administrative expenses increased $9.3 million, from $13.7 million for the three months ended September 30, 1997, to $23.0 million for the three months ended September 30, 1998. The increase is primarily a result of the addition of expenses from acquired operations including TresCom, Hotkey Internet Services Pty., Ltd. ("Hotkey") and Eclipse Telecommunications Pty., Ltd. ("Eclipse").

Depreciation and amortization expense increased from $1.9 million for the three months ended September 30, 1997 to $7.4 million for the three months ended September 30, 1998. The increase is primarily associated with increased amortization expense related to intangible assets arising from the Company's acquisitions of TresCom, Hotkey and Eclipse and increased depreciation expense related to acquired fixed assets and capital expenditures for fiber optic cable, switching and other network equipment being placed into service.

Interest expense increased from $4.9 million for the three months ended September 30, 1997 to $11.5 million for the three months ended September 30, 1998. The increase is primarily due to the additional debt incurred pursuant to the 1998 senior notes offerings and, to a lesser extent, the addition of the Company's Revolving Credit Agreement and additional capital lease financings.

Interest income increased from $2.1 million for the three months ended September 30, 1997 to $3.4 million for the three months ended September 30, 1998. The increase is a result of the investment of the net proceeds from the Company's 1997 and 1998 senior notes offerings.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Net revenue increased $93.5 million or 46%, from $202.1 million for the nine months ended September 30, 1997 to $295.6 million for the nine months ended September 30, 1998. Of the net revenue increase, $79.7 million was associated with the Company's North American operations, which represents a growth rate of approximately 170%. The growth is a result of increased traffic volumes in wholesale carrier operations and in business and ethnic residential retail operations. Additionally, the 1998 period includes operations of TresCom (since the June 9, 1998 acquisition), the acquired Canadian operations and the acquired operations of TelePassport L.L.C. / USFI, Inc. European operations contributed $24.9 million of the year-over-year net revenue growth, which represents a growth rate of approximately 169%. The European net revenue increased from $14.7 million for the nine months ended September 30, 1997 to $39.6 million for the nine months ended September 30, 1998 resulting primarily from increased retail business and residential traffic and the addition of wholesale services, both in the United Kingdom and Germany. The Company's Asia-Pacific net revenue, in United States dollar terms, decreased by $11.1 million, or 7.9%, from $140.4 million for the nine months ended September 30, 1997 to $129.3 million for the nine months ended September 30, 1998 primarily resulting from a 17% decrease in the Australian dollar average exchange rate. Net revenue of the Australian operations, in Australian dollar terms, grew 6% to $195.8 million as a result of increased retail business and residential traffic growth and the addition of data and internet services.

Cost of revenue increased $64.9 million, from $184.5 million, or 91.3% of net revenue, for the nine months ended September 30, 1997 to $249.4 million, or 84.4% of net revenue, for the nine months ended September 30, 1998. The increase in the cost of revenue is primarily attributable to the increased traffic volumes and associated net revenue growth. The decrease in the cost of revenue as a percentage of net revenue is reflective of the continual expansion of the Company's global network, the continuing migration of existing and newly generated customer traffic onto the Company's network, and the new higher margin product offerings such as data and internet services.

Selling, general and administrative expenses increased $21.6 million from $35.8 million to $57.4 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1998. The increase is attributable to the addition of expenses from acquired operations including TresCom, Hotkey, Eclipse and the Canadian operations, the hiring of additional sales and marketing staff and network operations personnel and increased advertising and promotional expenses associated with the Company's residential marketing campaigns.

Depreciation and amortization increased from $4.3 million for the nine months ended September 30, 1997 to $15.3 million for the nine months ended September 30, 1998. The increase is associated with increased amortization expense related to intangible assets arising from the Company's acquisitions and with increased depreciation expense related to acquired fixed assets and capital expenditures for fiber, switching and other network equipment being placed into service.

Interest expense increased from $5.6 million for the nine months ended
September 30, 1997 to $28.2 million for the nine months ended September 30, 1998. The increase is primarily attributable to the interest expense associated with the Company's 1997 and 1998 senior notes offerings and, to a lesser extent, the Company's Revolving Credit Agreement and capital lease financings.

Interest income increased from $3.4 million for the nine months ended
September 30, 1997 to $8.6 million for the nine months ended September 30, 1998. The increase is a result of the investment of the net proceeds of the 1997 and 1998 senior note offerings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment, and fiber optic cable transmission capacity, interest and principal payments on outstanding indebtedness, and acquisitions of and strategic investments in businesses. The Company has financed its growth through private placements of its common stock, the initial public offering of its common stock, the 1997 Senior Notes and Warrants Offering, the 1998 Senior Notes Offering, a $25 million bank Revolving Credit Agreement and capital lease financing. The semi-annual interest payments due under the 1997 Senior Notes through August 1, 2000 have been pre-funded and will be paid from restricted investments.

Net cash used in operating activities was $55.9 million for the nine months ended September 30, 1998 as compared to net cash used in operating activities of $1.9 million for the nine months ended September 30, 1997. The increase in operating cash used is primarily comprised of an increase in the net loss of $21.8 million and an increase in accounts receivable of $24.7 million, partially offset by increased non-cash operating expenses of $14.0 million and an increase in accounts payable of $7.1 million.

Net cash used in investing activities was $33.5 million for the nine months ended September 30, 1998 compared to net cash used in investing activities of $87.3 million for the nine months ended September 30, 1997. Net cash used in investing activities during the nine months ended September 30, 1998 includes $55.9 million of capital expenditures primarily for the expansion of the Company's global network, partially offset by $23.6 million of cash provided by the sale of restricted investments used to fund interest payments on the 1997 Senior Notes.

Net cash provided by financing activities was $153.8 million for the nine months ended September 30, 1998 as compared to net cash provided by financing activities of $200.5 million during the nine months ended September 30, 1997. Cash provided by financing activities in the nine months ended September 30, 1998 resulted primarily from $145.5 million of net proceeds of the 1998 senior notes offering.

The Company anticipates aggregate capital expenditures of approximately $100 to $125 million during the remainder of 1998 and 1999. Such capital expenditures will be primarily for international and domestic switches and points of presence, international and domestic fiber optic cable capacity for new and existing routes, satellite earth station facilities, other transmission equipment, and back office support systems.

The Company believes that its cash, cash equivalents, and restricted investments along with available capital lease financing will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures and other cash needs for its operations through at least the end of 1999. In order to fund the Company's longer term cash requirements, including the continual expansion of its network, Primus anticipates that it will be required to raise a significant amount of cash in excess of its existing cash, cash equivalents and restricted investments. Consequently, the

Company expects to raise additional capital from public or private equity or debt sources to meet its new financing needs, including for the continued buildout of the network. Additionally, if the Company's plans or assumptions change (including those with respect to the development of the network, the level of its operations and its operating cash flow), if its assumptions prove inaccurate, if it consummates additional investments or acquisitions or if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove insufficient, the Company may require to seek additional capital sooner than expected.

YEAR 2000

General. Primus is reviewing its network elements, computer systems, software applications and other business systems in order to determine if any of these systems will not properly reflect or recognize the year 2000. Because many computer and computer applications define dates by the last two digits of the year, "00" could be interpreted to mean the year 1900, rather than the year 2000. This error could result in miscalculations or system failures. Year 2000 issues may also affect the systems and applications of Primus's customers, vendors or resellers.

Compliance Program. Earlier in the year, Primus began a comprehensive inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems throughout the world. Primus expects to complete its inventory and assessment by the end of 1998 and begin repairing or replacing the most critical items that are determined not to be Year 2000 compliant. Primus expects to complete the repair, replacement, testing and certification of substantially all non-compliant network elements by September 30, 1999. Primus will be using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance.

Suppliers. Primus is also contacting third party suppliers of major equipment, software, systems and services used by the Company to identify and, to the extent possible, to resolve issues involving Year 2000 compliance. However, the Company has limited or no control over the actions of these third party suppliers. Consequently, while Primus expects that it will be able to resolve any significant Year 2000 issues with regard to these systems and services, there can be no assurance that these suppliers will resolve any or all Year 2000 issues before the occurrence of a material disruption to the business of the Company or any of its customers.

Costs. Primus expects to incur approximately $10 to $15 million in expenditures in 1998 and 1999 to complete its Year 2000 compliance program. These estimates do not include the costs of systems, software and equipment that are being replaced or upgraded in the normal course of business. The costs of modifying the Company's network elements, software and systems for Year 2000 compliance are being funded from existing cash resources.

Risks. Primus believes that it will substantially complete the implementation of its Year 2000 program prior to December 31, 1999. Consequently, the Company does not believe that Year 2000 issues will have a material adverse effect on the Company's business or results of operations. However, if the Company does not achieve compliance prior to December 31, 1999, if it fails to identify and remedy all critical Year 2000 problems or if major suppliers or customers experience material Year 2000 problems, the Company's results of operations or financial condition could be materially affected.

Contingency Plans. Primus has begun to develop appropriate contingency plans to mitigate, to the extent possible, any significant Year 2000 noncompliance. The Company expects to complete its contingency plans by September 30, 1999. If Primus is required to implement its contingency plans, the cost of Year 2000 compliance may be greater than the amount referenced above and there can be no assurance that these plans will be adequate.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Form 10-Q which are based on current expectations and are not strictly historical statements may differ materially from actual results. Not strictly historical statements include, without limitation, those regarding management's plans, objectives and strategy for future operations, product plans and performance, management's assessment of market factors, and future financial performance. In addition, discussion of the Company's efforts, and management's expectations, regarding Year 2000 compliance issues are also forward-looking statements that may differ materially from actual results. Among factors that could cause actual results to differ materially are changes in business conditions; changes in the telecommunications industry and the general economy; competition; changes in service offering; and risks associated with Primus's limited operating history, entry into developing markets, managing rapid growth, integration of TresCom, risks associated with international operations, dependence on effective information systems, and development of the network. These factors are discussed more fully in the company's Form 10-K and Prospectus dated July 16, 1998 filed with the Securities and Exchange Commission.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits (see index on page 14)

         (b) Reports on Form 8-K

             Current report on Form 8-K filed on August 14, 1998 with regards to the Company's second quarter 1997 financial results.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED



Date November 13, 1998      By:/s/ Neil L. Hazard
     -----------------         ------------------

                               NEIL L. HAZARD
                               (Executive Vice President and Chief Financial Officer)


Date November 13, 1998      By:/s/ Thomas R. Kloster
     -----------------         ---------------------

                               THOMAS R. KLOSTER
                               (Vice President, Corporate Controller and Chief Accounting Officer)

EXHIBIT INDEX



Exhibit
Number     Description
------     -----------

27.1       Financial Data Schedule for the nine months ended September 30, 1998