Form 10-K
period 1998-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1999-03-31
CIK 1006837

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                          Commission File No. 0-29-092

                PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
            (Exact name of registrant as specified in its charter)

               Delaware                               54-1708481
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

    1700 Old Meadow Road Suite 300                      22102
              McLean, VA                              (Zip Code)
    (Address of principal executive
               offices)


                                (703) 902-2800
             (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
     --------------------          ------------------------------------------
     None                                          N/A

         Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Non-affiliates of Primus Telecommunications Group, Incorporated held 19,693,026 shares of Common Stock as of February 28, 1999. The fair market value of the stock held by non-affiliates is $215,392,472 based on the sale price of the shares on February 28, 1999.

      As of February 28, 1999, 28,397,877 shares of Common Stock, par value $.01, were outstanding.

                      Documents Incorporated by Reference:

      Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

===============================================================================

PART I

ITEM 1.  BUSINESS

General

Primus Telecommunications Group, Incorporated ("Primus" or the "Company"), organized in 1994, is a facilities-based global telecommunications company that offers international and domestic long distance, Internet access and data, and other telecommunications services to business, residential and carrier customers in North America and in selected markets within both the Asia-Pacific region and Europe. The Company seeks to capitalize on the increasing demand for high-quality international telecommunications services resulting from the globalization of the world's economies and the worldwide trend toward telecommunications deregulation and the growth of data and Internet traffic. Primus provides service over its global telecommunications network (the "Network") that includes (i) 12 international gateway switches in the United States, Australia, Canada, Germany, Japan, Puerto Rico and the United Kingdom,
(ii) four domestic switches in Australia, (iii) data and Internet access services in Australia and Canada, (iv) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems and (v) an international satellite earth station located in London. Utilizing this Network, along with resale arrangements and foreign carrier agreements, the Company provides service to approximately 450,000 customers.

The Company primarily targets customers with significant international long distance usage, including small- and medium-sized businesses, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers. The Company provides competitively priced telecommunications services, including international and domestic long distance services and private networks, reorigination services, prepaid and calling cards and toll-free services, as well as local services in Australia, Puerto Rico and the United States Virgin Islands, cellular services in Australia, and Internet and data services in Australia and Canada. The Company markets its services through a variety of channels, including a direct sales force, independent agents, and direct marketing.

North America

In the United States, Primus provides long distance services to small- and medium-sized businesses, multinational corporations, residential customers, and other telecommunications carriers. The Company operates international gateway telephone switches in New York City, New Jersey, Washington, D.C., Fort Lauderdale, Puerto Rico and Los Angeles which are connected with countries in Europe, Latin America and the Asia-Pacific region through owned and leased international fiber cable systems. The Company maintains a direct sales organization to sell to business customers. To reach residential customers, the Company advertises nationally in ethnic newspapers and other publications, offering discounted rates for international calls to targeted countries. The Company also utilizes independent agents to reach and enhance sales to both business and residential customers and has established a direct sales force for marketing international services to other telecommunications carriers. The Company maintains a national customer service center in Florida, staffed with multilingual representatives, and operates a 24-hour global network management center in Virginia that monitors the Network. In addition to international long distance services, the Company provides local service in Puerto Rico and the United States Virgin Islands.

In Canada, Primus provides long distance services to small- and medium-sized businesses, residential customers, and other telecommunications carriers and has sales and customer service offices in Vancouver, Toronto and Montreal. Primus operates international gateway switches in Toronto and Vancouver, maintains points of presence in Ottawa, Montreal, Calgary and leases inter-exchange circuits in Canada. In February 1999, Primus acquired GlobalServe Communications, Inc., an Internet service provider based in Toronto and now offers Internet services in Canada.

Asia-Pacific

Primus is the fourth-largest long distance company in Australia, providing domestic and international long distance services, data and Internet services, as well as local and cellular services on a resale basis, to small- and medium-sized business customers, multinational corporations, and ethnic residential customers. In 1997, the Company installed and began operating a five-city switched network using Northern Telecom switches in Sydney, Melbourne, Perth, Adelaide, and Brisbane. This has since been expanded to include points of presence in twenty-five additional cities. The Company purchased international fiber cable capacity and has linked the Australian network to the United States via the TPC-5, APCN, and Jasaurus cable systems, as well as to New Zealand. Primus became a fully licensed facilities-based telecommunications carrier in July 1997. In August 1997, equal access was introduced in Australia, and Primus began the process of migrating and connecting customers directly to its own network. Primus markets its services through a combination of direct sales to small- and medium-sized business customers and large corporations, independent agents which market to business and residential customers, and media advertising aimed at ethnic residential customers who make a high volume of international calls. The Company operates 24-hour customer service and a network management centers in Australia.

In March 1998 the Company purchased a 60% interest in Hotkey Internet Services Pty., Ltd., an Australia-based Internet service provider and in February 1999 purchased the remaining 40%. In March 1998, the Company purchased all of the outstanding stock of Eclipse Data Services Pty., Ltd., an Australia-based data communications service provider. These strategic acquisitions positioned the Company to offer a complete range of voice and data services, as well as Internet access, to its customers.

Primus also entered the Japanese market in late 1997 through the acquisition of Telepassport Network KK. Primus maintains an office in Tokyo and a Northern Telecom switch to provide international calling services to resellers and small businesses. In March 1999, Primus Telecommunications K.K. ("Primus Japan") received a Type I carrier license in Japan that allows Primus Japan to construct, own and operate telecommunications facilities in Japan.

Europe

Primus is a fully licensed carrier in the United Kingdom, Germany and France and provides national and international long distance services to residential and business customers and other telecommunications carriers in the United Kingdom and Germany. In the United Kingdom, Primus operates an Ericsson AXE-10 international gateway switch in London that is directly connected to the United States and continental Europe. The Company has also completed construction of an Intelsat earth station that will enable the Company to carry voice, data and Internet traffic to and from countries in the Indian Ocean/Southeast Asia region. Primus maintains both a 24-hour customer service call center and a network management center in London. Primus markets its services using a combination of direct sales representatives, independent agents, and direct media advertising primarily.

In Germany, Primus has been awarded a switched voice telephone license and operates an Ericsson AXE-10 international gateway switch in Frankfurt, Germany. Primus has begun marketing its services in Germany through carrier and retail direct sales forces in Munich, Frankfurt, Hamburg and Berlin and to residential customers through affinity marketing agreements.

In France, Primus has been awarded a switched voice license and is currently installing and interconnecting an Ericsson AXE-10 international gateway switch in Paris.

Primus Strategy

Primus' objective is to become a leading global provider of international and domestic long distance voice, Internet, data and other services. Key elements of Primus' strategy to achieve this objective include:

o Focus on Customers with Significant International Long Distance Usage. The Company primarily targets customers with significant international long distance usage, including small- and medium-sized businesses, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers. The Company believes that the international long distance market is attractive due to its size and its higher revenue per minute, gross margin and expected growth rate as compared to the domestic long distance market.

o Pursue Early Entry into Selected Deregulating Markets. Primus seeks to be an early entrant into selected deregulating telecommunications markets where it believes there is significant demand for international long distance services as well as substantial growth and profit potential. The Company believes that early entrance into deregulating markets provides it with competitive advantages as it develops sales channels, establishes customer base, hires personnel experienced in the telecommunications industry and achieves name recognition. Primus intends to concentrate its immediate expansion plans in those markets that are more economically stable and are experiencing more rapid deregulation, such as continental Europe and Canada. Subsequently, the Company expects to expand in additional markets including Japan, other parts of the Asia-Pacific region and Latin America.

o Expand Global Network. By constructing and expanding the Network, the Company has been able to reduce operating costs, improve service reliability and increase flexibility to introduce new services. Primus expects that continued strategic development of its Network will continue to reduce transmission costs, improve gross margins, reduce reliance on other carriers and provide more efficient Network utilization. The Company owns its own switching facilities, a satellite earth station, and fiber optic cable capacity on an end-to-end basis.

o Expand Service Offerings to Become a Full-Service Carrier in Selected Deregulating Markets. The Company typically enters markets which are in the initial stages of deregulation by first providing international long distance services and, as the market deregulates further, by expanding its portfolio of service offerings within the particular market. In an effort to attract larger business customers in multiple markets, the Company intends to offer a broad array of services (including long distance voice, cellular, Internet and data services) in approximately ten markets. The Company believes that international long distance generally offers attractive margins in markets in the early stage of deregulation and provides a platform for expanding its service offerings to its customers.

o Provide Transmission for Internet and Data Services. The Company plans to offer satellite-based broadband transmission capacity to post, telephone & telegraph operators ("PTTs"), other telecommunications carriers and Internet service providers ("ISPs") principally serving developing countries. The Company is focusing these services on developing countries due to their limited capacity to handle their rapidly growing Internet and data traffic. Once operational, the Company's satellite earth station in London will enable it to offer such Internet and data transmission service in the Indian Ocean/Southeast Asia region.

o Deliver a Broad Selection of Quality Services at Competitive Prices. Management believes that the Company delivers high quality services at competitive prices and provides a high level of customer service. The Company intends to maintain a low-cost structure in order to offer its customers international and domestic long distance services priced below that of major carriers in its principal markets of operation. In addition, the Company intends to continue to maintain strong customer relationships through the use of trained and experienced sales and service representatives and through the provision of customized billing services. By also offering a broad selection of services, including cellular, data, Internet and other value-added services, the Company believes it can bundle services for customers and reduce per customer sales and marketing costs and customer turnover.

o Growth through Selected Acquisitions, Joint Ventures and Strategic Investments. As part of its business strategy, the Company frequently evaluates potential acquisitions, joint ventures and strategic investments. The Company views acquisitions, joint ventures and strategic investments as means to enter additional markets, add new services and expand its operations within existing markets. Potential candidates include voice and data service providers and ISPs with an established customer base, complementary operations, telecommunications licenses, experienced management, or network facilities.

Services

Primus offers a broad array of telecommunications services through its own Network and through interconnection with the networks of other carriers.

The Company offers the following services:

      International and Domestic Long Distance. The Company provides international long distance voice services terminating in approximately 230 countries, and provides domestic long distance voice services within the countries in which it operates. Access methods required to originate a call vary according to regulatory requirements and existing domestic telecommunications infrastructure.

      Internet and Data Services. In Australia, the Company is a nationwide ISP and offers asynchronous transfer mode and frame relay data services through its own Network. In Canada, the Company offers Internet access services through its February 1999 acquisition of GlobalServe Communications, Inc. Once operational, the Company's satellite earth station in London will enable it to offer Internet and data transmission services in the Indian Ocean/Southeast Asia region.

      Private Network Services. In selected countries, the Company designs and implements international private network services that may be used for voice, data, Internet and video applications.

      Toll-free Services. The Company offers domestic and international toll-free services within selected countries.

      Prepaid and Calling Cards. The Company offers prepaid and calling cards that may be used by customers for domestic and international telephone calls both within and outside of their home country.

      Reorigination Services. In selected countries, the Company provides call reorigination services which allow non-United States country to country calling to originate from the United States, thereby taking advantage of lower United States accounting rates.

      Cellular Services. The Company offers analog and digital cellular services in Australia through resale arrangements.

      Local Switched Services. The Company currently provides local service on a resale basis in Australia, Puerto Rico and the United States Virgin Islands. In the future, the Company intends to expand its provision of local service on a resale basis as part of its "multi-service" marketing approach, subject to commercial feasibility and regulatory limitations.

Network

The Company believes that the continued strategic development of its global telecommunications network allows it to control both the quality and cost of the telecommunications services it provides to its customers. Increased usage of the Company's Network has and will continue to reduce transmission and other operating costs and reduce reliance on other carriers. The Company's Network consists of (i) a global backbone network connecting gateway switches in its primary service regions, (ii) a domestic long distance network presence within certain countries, (iii) a combination of owned and leased transmission facilities, resale arrangements and foreign carrier agreements.

The Company's Network consists of 16 carrier-grade switches, including 12 international gateway switches (two in the New York city area, and one each in Los Angeles, Washington, D.C., Ft. Lauderdale, Toronto, Vancouver, London, Frankfurt, Sydney, Tokyo and Puerto Rico), and four domestic switches in Australia (Melbourne, Brisbane, Perth and Adelaide). The Company also currently operates approximately 25 points of presence in other major metropolitan areas in its service regions. Additionally, the Company operates data and Internet access switches and points of presence in Canada and Australia and has completed the construction of a satellite earth station in London. Each of the international gateway switches is connected to the domestic and international networks of both the Company and other carriers in each country.

During 1998 the Company entered into an agreement to purchase $20 million of fiber capacity from Qwest Communications, Inc. which provides connections among the United States gateway switches and future United States points of presence. The Company expects such purchase to reduce its network cost structure and provide improved service to customers on its high traffic routes.

The Company's international fiber network is comprised of a combination of owned and leased international fiber optic cable capacity. When traffic volumes increase and such commitments are cost effective, the Company either purchases lines or leases lines on a longer-term basis at a fixed cost or acquires economic interests in such transmission capacity.

In selected countries where competition with the traditional incumbent PTTs is limited or is not currently permitted, the Company has entered into foreign carrier agreements with PTTs or other service providers which permit the Company to provide traffic into and receive return traffic from these countries. The Company has existing foreign carrier agreements with PTTs in Cyprus, Greece, India, Iran, Italy and New Zealand, and additional agreements with other foreign carriers in other countries.

Customers

As of December 31, 1998, the Company had approximately 450,000 customers. Set forth below is a description of the customer base:

Businesses. The Company's business sales and marketing efforts target small- and medium-sized businesses with significant international long distance traffic. More recently with the development of its global Network, the Company has also targeted larger multinational businesses. In an effort to attract these larger customers in multiple markets, the Company intends to offer a broad array of services around the world. The Company believes that business users are attracted to Primus due to its significant price savings compared to first-tier carriers and its personalized approach to customer service and support, including customized billing and bundled service offerings.

Residential Consumers. The Company's residential sales and marketing strategy targets ethnic residential consumers who generate high international traffic call volumes. The Company believes that such customers are attracted to Primus because of significant price savings as compared to first-tier carriers, simplified pricing structure, and multilingual customer service and support.

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

Sales and Marketing

The Company markets its services through a variety of sales channels, as summarized below:

Direct Sales Force. The Company's direct sales force is comprised of full-time employees who focus on business customers with substantial international traffic, including multinational businesses. The Company also employs full-time direct sales representatives focused on ethnic residential consumers and direct sales representatives who sell services to other telecommunications carriers and resellers. Direct sales personnel generally are compensated with a base salary plus commissions.

The Company's direct sales efforts are organized into regional sales offices. The Company currently has offices in New York City, South Florida, Tampa, Washington, D.C., Puerto Rico, St. Thomas, Montreal, Toronto, Vancouver, Mexico City, London, Frankfurt, Munich, Hamburg, Berlin, Melbourne, Sydney, Adelaide, Brisbane, Perth and Tokyo.

Agents and Independent Sales Representatives. The Company supplements its direct sales efforts with agents and independent sales representatives. These agents and representatives, who typically focus on small- and medium-sized businesses, as well as ethnic residential consumers, are generally paid commissions based on long distance revenue generated.

Media and Direct Mail. The Company uses a variety of print, television and radio to increase brand recognition and generate new customers. The Company reaches ethnic residential consumers by print, media advertising campaigns in ethnic newspapers, and on select radio and television programs.

Competition

The international telecommunications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. The Company believes that telecommunications service providers compete on the basis of price, customer service, product quality and breadth of services offered. In each country of operation, the Company has numerous competitors. The Company believes that as the international telecommunications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984. Prices for long distance calls in the markets in which the Company competes have declined historically and are likely to continue to decrease. Many of the competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than the Company.

The following is a brief summary of the competitive environment in selected countries within each of the Company regions of service:

North America. In the United States, which is the most competitive and among the most deregulated long distance markets in the world, competition is based upon pricing, customer service, network quality, and the ability to provide value-added services. AT&T is the largest supplier of long distance services, with MCI Worldcom and Sprint being the next largest providers. In the future, under provisions of recently enacted federal legislation, the Company anticipates that it will also compete with Regional Bell Operating Companies ("RBOCs"), Local Exchange Carriers ("LECs") and ISPs in providing domestic and international long distance services.

The Canadian telecommunications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on industry participants.

Asia-Pacific. Australia is one of the most deregulated and competitive telecommunications markets in the Asia-Pacific region. The Company's principal competitors in Australia are Telstra, the dominant carrier, Optus, AAPT and a number of switchless resellers. The Company competes in Australia by offering a comprehensive portfolio of competitively priced products and services, including value-added services, and by providing superior customer service and support. The Company believes that competition in Australia will increase as more companies are awarded carrier licenses in the future. The Company's principal competitor in Japan is KDD, the dominant international carrier, as well as Japan Telecom, IDC and a number of second-tier carriers.

Europe. The Company's principal competitors in the United Kingdom are British Telecom, the dominant supplier of telecommunications services in the United Kingdom, Cable & Wireless Communications and a group of second-tier carriers. The Company's principal competitor in Germany is Deutsche Telekom, the dominant carrier. The Company also faces competition from other licensed public telephone operators that are constructing their own facilities-based networks, cable companies and switch-based resellers. The Company competes in Europe by offering competitively priced bundled and stand-alone services and personalized customer service.

Government Regulation

As a global telecommunications company, Primus is subject to varying degrees of regulation in each of the jurisdictions in which it provides its services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which the Company operates. Regulation of the telecommunications industry is changing rapidly both domestically and globally. Although the Company believes that these changes, which include deregulation, will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that these changes will benefit the Company.

United States. In the United States, the Company's services are subject to the provisions of the Communications Act of 1994 as amended by the 1996 Telecommunications Act (the "Communications Act") and the Federal Communications Commission ("FCC") regulations thereunder, as well as the applicable laws and regulations of the various states.

As a carrier offering services to the public, the Company must comply with the requirements of common carriage under the Communications Act, including the offering of service on a non-discriminatory basis at just and reasonable rates and obtaining FCC approval prior to any assignment of authorizations or any transfer of de jure or de facto control of the Company. The Company is classified as a non-dominant common carrier for domestic service and is not required to obtain specific prior FCC approval to initiate or expand domestic interstate services.

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

In addition to the general common carrier principles, the Company must conduct its international business in compliance with the FCC's international settlements policy, the rules that establish the permissible boundaries for U.S.-based carriers and their foreign correspondents to settle the cost of terminating each other's traffic over their respective networks. The Company intends, where possible, to take advantage of lowered accounting rates and flexible arrangements. The Company cannot predict how the FCC will resolve pending international policy issues or how such resolutions will affect its international business.

The Company's intrastate long distance operations are subject to various state laws and regulations including, in most jurisdictions, certification and tariff filing requirements. The Company has received the necessary certificate and tariff approvals to provide intrastate long distance service in 48 states. The Company is subject to a variety of tariffing, filing, and reporting requirements imposed on authorized carriers by state public service commissions ("PSCs"). PSCs also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility that, if granted, could subject the Company to increased price competition.

Regulation of the telecommunications industry is changing rapidly both domestically and globally. The FCC is considering a number of international service issues in the context of several policy rulemaking proceedings and in response to specific petitions and applications filed by other international carriers. The Company is unable to predict how the FCC will resolve the pending international policy issues or how such resolution will affect its international business. In addition, the World Trade Organization during 1997 reached a 68-nation agreement on telecommunications services (the "WTO Agreement"), which reflects efforts to dismantle government-owned telecommunications monopolies throughout Europe and Asia. Although the Company believes that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that the agreement will be implemented in a manner that would benefit the Company.

Canada. Telecommunications carriers are regulated generally by the Canadian Radio-Television and Telecommunications Commission which has recently established a new competitive regulatory framework governing the international segment of the long distance market, eliminating certain barriers to competition, consistent with Canada's commitments to the WTO Agreement. As a result, full facilities-based resale competition has been introduced in the provision of international services in Canada during October 1998, coincident with the elimination of traffic routing limitations on switched hubbing through the United States.

Australia. The provision of the Company's services is subject to federal regulation. Two primary instruments of regulation have been the Telecommunications Act 1991 and federal regulation of anti-competitive practices pursuant to the Trade Practices Act 1974. The regulatory climate changed in July 1997 with the implementation of the Telecommunications Act of 1997 (the "Telecom Act"). These latest changes to the regulatory framework have been described by the Australian Government as the achievement of the Government's long term objective of an internationally competitive telecommunications industry in Australia through full and open competition.

The Company is licensed under the Telecom Act to own and operate transmission facilities in Australia. Under the new regulatory framework, the Company does not require a carriage license in order to supply carriage services to the public using network facilities owned by another carrier. Instead, with respect to carriage services, the Company must comply with legislated "service provider" rules contained in the Telecom Act covering matters such as compliance with the Telecom Act, operator services, regulation of access, directory assistance, provision of information to allow maintenance of an integrated public number database, and itemized billing.

Also, in connection with the Telecom Act, two federal regulatory authorities now exercise control over a broad range of issues affecting the operation of the Australian telecommunications industry. The Australian Communications Authority ("ACA") is the authority regulating matters including the licensing of carriers and technical matters, and the Australian Competition and Consumer Commission ("ACCC") has the role of promoting competition and consumer protection. The Company will be required to comply with the terms of its own licenses and will be subject to the regulatory control of the ACA and the ACCC.

Japan. The Company's services in Japan are subject to regulation by the Japanese Telecom Ministry under the Japanese Telecom Law. During 1998, the Company operated in Japan under a Special Type II business license which allowed and still allows it to provide telecommunications services over international circuits leased from another carrier and domestic service over leased circuits. The Company received a Type I business license in March 1999 which allows the Company to provide telecommunications services using its own facilities.

United Kingdom. The Company's services are subject to the provisions of the United Kingdom Telecommunications Act of 1984. The Secretary of State for Trade and Industry, acting on the advice of the United Kingdom Department of Trade and Industry is responsible for granting United Kingdom telecommunications licenses, while the Director General of Telecommunications and the Office of Telecommunications ("Oftel") are responsible for enforcing the terms of such licenses. Oftel attempts to promote effective competition both in networks and in services to redress anti-competitive behavior. Oftel has imposed mandatory rate reductions on British Telecom in the past, that are expected to continue for the foreseeable future, and these have had, and may continue to have, the effect of reducing the prices the Company can charge its customers.

Germany. The German Telecom Act liberalized all telecommunications activities as of January 1, 1998. Under the German Telecom Act, companies that desire to connect with Deutsche Telekom's network must enter into an interconnection agreement with the regulated interconnection tariffs. The Company entered into such an agreement with Deutsche Telekom in February 1998. Subsequently, Deutshce Telekom exercised its option to terminate its current interconnection agreement with the Company effective at the end of 1999 and has commenced renegotiations. There can be no assurance that a revised interconnection agreement with Deutsche Telekom or the regulatory environment in Germany will allow the Company to continue to provide competitively priced telecommunications services.

Acquisitions

On March 31, 1999, the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the "LTN Companies"), for approximately $36 million in cash (including payments made in exchange for certain non-competition agreements). In addition, on March 31, 1999, the Company entered into an agreement to purchase for $14 million in cash substantially all of the operating assets of Wintel CNC Communications Inc. and Wintel CNT Communications Inc. (the "Wintel Companies"), which are Canada-based long distance telecommunications providers affiliated with the LTN Companies. The purchase of the assets of the Wintel Companies is expected to close in early May 1999. If the LTN Companies and the Wintel Companies collectively achieve certain financial goals during the first half of 1999, the Company has agreed to pay up to an additional $4.6 million in cash.

In February 1999 the Company acquired GlobalServe Communications, Inc., ("GlobalServe") a privately held Internet services provider ("ISP") based in Toronto, Canada. The purchase price of approximately $4.2 million was comprised of $2.1 million in cash and 142,806 shares of the Company's common stock. As a result of the acquisition, the Company now serves approximately 30,000 Internet customers in Canada.

In June 1998 the Company acquired TresCom International, Inc. ("TresCom"), a long distance telecommunications carrier focused on international long distance traffic originating in the United States and terminating in the Caribbean and Central and South America regions. As a result of the acquisition, all of the approximately 12.7 million TresCom shares outstanding were exchanged for approximately 7.8 million shares of the Company's common stock valued at approximately $138 million.

In March 1998 the Company acquired all of the outstanding stock of Eclipse Telecommunications Pty., Ltd. ("Eclipse"), a data communications provider in Australia. The purchase price was approximately $1.8 million in cash and 27,500 shares of the Company's Common Stock.

In March 1998 the Company purchased a 60% controlling interest in Hotkey Internet Services Pty., Ltd. ("Hotkey"), a Melbourne, Australia-based Internet service provider, for approximately $1.3 million. In February 1999, the Company purchased the remaining 40% of Hotkey for approximately $1.1 million.

Employees

The following table summarizes the number of full-time employees of the Company as of December 31, 1998, by operating region and classification:

                                    North     Asia-
                                   America   Pacific   Europe    Total
                                   -------   -------   ------    -----
Management and Administrative         97        59       13       169
Sales and Marketing                  181       122       24       327
Customer Service and Support          85        63       31       179
Technical                            101        91       22       214
                                     ---        --       --       ---
            Total                    464       335       90       889
                                     ===       ===       ==       ===

The Company has never experienced a work stoppage, and none of its employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

ITEM 2. PROPERTIES

The Company currently leases its corporate headquarters offices that are located in McLean, Virginia. Additionally, the Company also leases administrative, technical and sales office space, as well as space for its switches, in various locations in the countries in which it operates, including the United States, Australia, the United Kingdom, Canada, Japan, Mexico, Germany and France. Total leased space approximates 240,000 square feet and the total annual lease costs are approximately $5.3 million. The operating leases expire at various times through 2008. Management believes that the Company's present administrative and sales office facilities are adequate for its anticipated operations and that similar space can readily be obtained as needed. The Company believes the current leased facilities to house the communications equipment are adequate. However, as the Company's network of switches grows, the Company expects to lease additional locations to house the new equipment.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the ordinary course of the conduct of its business. The Company believes the outcome of pending legal proceedings to which the Company is a party will not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "PRTL". The following table sets forth, for the period indicated, the high and low sales prices of the Company's Common Stock.

Period
-------                                     High           Low
                                            ----           ----
1997
1st Quarter                               $17             $7 3/8
2nd Quarter                               $11 1/8         $7 1/8
3rd Quarter                               $10 5/8         $7 5/8
4th Quarter                               $16 5/8         $10

1998
1st Quarter                               $31 1/4         $14 3/4
2nd Quarter                               $30 7/8         $14 5/8
3rd Quarter                               $28             $5 3/8
4th Quarter                               $16 3/4         $5 1/4

Dividend Policy

The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. Dividends are currently restricted by the senior note indentures, and may be restricted by other credit arrangements entered into in the future by the Company. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations, and accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future.

Holders

As of February 28, 1999, the Company had approximately 182 holders of record of its Common Stock. The Company believes that it has in excess of 400 beneficial owners.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data of the Company for the years ended December 31, 1998, 1997, 1996, and 1995 and from inception to December 31, 1994 as derived from the historical financial statements of the
Company:

Statement of Operations Data:                 For the Period Ended December 31,
                                     ------------------------------------------------------
                                       1998       1997        1996        1995       1994
                                     ---------  ---------  ----------   ---------  --------
                                             (in thousands except per share data)
Net revenue                        $ 421,628    $ 280,197    $ 172,972    $ 1,167    $   0
Gross margin (deficit)             $  68,612    $  27,466    $  14,127    $  (217)   $   0
Selling, general, administrative
expenses                           $  79,532    $  50,622    $  20,114    $ 2,024    $ 557
Loss from operations               $ (35,105)   $ (29,889)   $  (8,151)   $(2,401)   $(569)
Net loss                           $ (63,648)   $ (36,239)   $  (8,764)   $(2,425)   $(577)
Basic and diluted net loss per
share                              $   (2.61)   $   (1.99)   $   (0.75)   $ (0.48)   $(0.22)

Balance Sheet Data:                                 As of December 31,
                                -------------------------------------------------------
                                  1998         1997         1996        1995      1994
                                ---------    ---------   ---------     ------    ------

                                                      (in thousands)
Total assets                    $673,963     $355,393     $135,609     $5,042     $ 487
Total long term obligations     $420,174     $231,211     $ 17,248     $  528     $  13
Total stockholders' equity
(deficit)                       $114,917     $ 42,526     $ 76,440     $2,562     $ (71)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Overview

Primus is a facilities-based global telecommunications company that offers international and domestic long distance, Internet access and data, and other telecommunications services to business, residential and carrier customers in North America and in selected markets within both the Asia-Pacific region and Europe. The Company seeks to capitalize on the increasing demand for high-quality international telecommunications services resulting from the globalization of the world's economies and the worldwide trend toward telecommunications deregulation and the growth of data and Internet traffic. Primus provides service over its Network which includes (i) 12 international gateway switches in the United States, Australia, Canada, Germany, Japan, Puerto Rico and the United Kingdom, (ii) four domestic switches in Australia, (iii) data and Internet access switches in Australia and Canada, (iv) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems and (v) an international satellite earth station located in London. Utilizing this Network, along with resale arrangements and foreign carrier agreements, the Company provides service to approximately 450,000 customers.

Net revenue is earned based on the number of minutes billable by the Company and is recorded upon completion of a call, adjusted for sales allowance. The Company generally prices its services at a savings compared to the major carriers operating in each country. The Company's net revenue is derived from carrying a mix of business, residential and carrier long distance voice traffic, data and Internet traffic in Australia and Canada, and, in Australia, also from provision of local and cellular services.

Cost of revenue is primarily comprised of costs incurred from other domestic and foreign telecommunications carriers to originate, transport and terminate calls. The majority of the Company's cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the Company's most significant expense. As the Company increases the portion of traffic transmitted over its leased or owned facilities, fixed costs as a percentage of cost of revenue will proportionately increase.

Although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States; therefore, changes in foreign currency exchange rates may have a significant effect on the Company's results of operations. The Company historically has not engaged in hedging transactions and does not currently contemplate engaging in hedging transactions.

Other Operating Data

The following information for the year ended December 31, 1998 is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

                                               Minutes of Long Distance Use
                            Net         ----------------------------------------
                           Revenue      International     Domestic       Total
                          ---------     -------------   -----------    ---------
                                                (in thousands)
North America             $ 188,008        539,749        215,860        755,609
Asia-Pacific                172,757        119,727        284,654        404,381
Europe                       60,863        193,866         71,712        265,578
                          ---------      ---------      ---------      ---------
Total                     $ 421,628        853,342        572,226      1,425,568
                          =========      =========      =========      =========

Results of operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997

Net revenue increased $141.4 million or 51% to $421.6 million for the year ended December 31, 1998, from $280.2 million for the year ended December 31, 1997. Of the net revenue increase, $113.7 million was associated with the Company's North American operations, which represents a growth rate of approximately 153%. The growth reflects increased traffic volumes in business and ethnic residential retail operations and in carrier operations, and includes operations of TresCom (since the June 9, 1998 acquisition), and a full year's results of the acquired Canadian operations and the acquired operations of TelePassport L.L.C./USFI, Inc. The European net revenue increased from $22.7 million for the year ended December 31, 1997 to $60.9 million for the year ended December 31, 1998, resulting from increased retail business and residential traffic and the addition of carrier services, both in the United Kingdom and Germany. The Company's Asia-Pacific net revenue decreased by $10.3 million or 5.7% to $172.8 million for the year ended December 31, 1998 from $183.1 million for the year ended December 31, 1997 primarily resulting from a 13% decrease in the Australian dollar average exchange rate. Net revenue of the Australian operations, in Australian dollar terms, grew 7% to Australian $259.5 million as a result of increased retail business and residential traffic growth and the addition of data and Internet services.

Cost of revenue increased $100.3 million, from $252.7 million, or 90.2% of net revenue, for the year ended December 31, 1997 to $353.0 million, or 83.7% of net revenue, for the year ended December 31, 1998. The increase in the cost of revenue is primarily attributable to the increased traffic volumes and associated net revenue growth. The cost of revenue as a percentage of net revenue decreased by 650 percentage points as a result of expansion of the Company's global Network, the continuing migration of existing and newly generated customer traffic onto the Company's Network, and new higher margin product offerings such as data and Internet services.

Selling, general and administrative expenses increased $28.9 million to $79.5 million for the year ended December 31, 1998 from $50.6 million for the year ended December 31, 1997. The increase is attributable to the addition of expenses from acquired operations including TresCom, Hotkey, Eclipse and the Canadian operations, the hiring of additional sales and marketing staff and network operations personnel and increased advertising and promotional expenses associated with the Company's residential marketing campaigns.

Depreciation and amortization increased from $6.7 million for the year ended December 31, 1997 to $24.2 million for the year ended December 31, 1998. The increase is associated with increased amortization expense related to intangible assets arising from the Company's acquisitions and with increased depreciation expense related to capital expenditures for fiber optic cable, switching and other network equipment being placed into service.

Interest expense increased to $40.0 million for the year ended December 31, 1998 from $12.9 million for the year ended December 31, 1997. The increase is primarily attributable to the interest expense associated with the Company's July 1997 $225 million 11 3/4% senior notes offering, due 2004, ("1997 Senior Notes") and the Company's May 1998 $150 million 9 7/8% senior notes offering, due 2008, ("1998 Senior Notes") and, to a lesser extent, the Company's Bank Revolving Credit Facility and additional capital lease financing.

Interest income increased from $6.2 million for the year ended December 31, 1997 to $11.5 million for the year ended December 31, 1998. The increase is a result of the investment of the net proceeds of the Company's 1998 and 1997 Senior Note offerings.

Results of operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996

Net revenue increased $107.2 million or 62%, from $173.0 million for the year ended December 31, 1996 to $280.2 million for the year ended December 31, 1997. Of the increase, $57.8 million was associated with the Company's North American operations and reflects a growth rate in excess of 300%. The growth is a result of increased traffic volumes in carrier operations and, to a lesser extent, in ethnic residential and business customer traffic. Additionally, the purchases of the Company's Canadian operations in April 1997 and those of Telepassport/USFI in October 1997 contributed to the year-over-year net revenue growth. The Asia-Pacific operations contributed $31.9 million to the year-over-year net revenue growth, resulting in part from the residential customer marketing campaigns commenced in early 1997. The 1997 results also reflect a full year of the Australian operations as compared to ten months in 1996 as a result of the March 1, 1996 acquisition of these operations. The Asia-Pacific net revenue growth was negatively impacted by weakness in the Australian dollar during 1997 as compared to 1996. The European net revenue growth of $17.6 million, a year-over-year growth rate in excess of 300%, came from the expansion into the United Kingdom carrier marketplace during the third quarter of 1997 and continued growth in the ethnic residential and business marketplaces.

Cost of revenue increased $93.9 million, from $158.8 million, or 91.8% of net revenue, for the year ended December 31, 1996 to $252.7 million, or 90.2% of net revenue, for the year ended December 31, 1997. The increase in the cost of revenue is a direct reflection of the increase in traffic volumes. The decrease in the cost of revenue as a percentage of net revenue reflects the investments made by the Company in its global Network and the associated migration of customer traffic onto the Network, particularly in Australia with the advent of equal access in the second half of 1997.

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

Depreciation and amortization increased from $2.2 million for the year ended December 31, 1996 to $6.7 million for the year ended December 31, 1997. The majority of the increase is associated with capital expenditures for international fiber, telephone switches and related transmission equipment being placed into service. Additionally, amortization expense increased as a result of the intangible assets associated with the Company's acquisitions during 1997.

Interest expense increased from $0.9 million for the year ended December 31, 1996 to $12.9 million for the year ended December 31, 1997. The increase is attributable to the interest expense associated with the Company's 1997 Senior Notes.

Interest income increased from $0.8 million for the year ended December 31, 1996 to $6.2 million for the year ended December 31, 1997. The increase is due to investment of the net proceeds from the Company's 1997 Senior Notes and the $54 million net proceeds from its November 1996 initial public equity offering.

Other income (expense) for the years ended December 31, 1997 and 1996 is the result of foreign currency transaction gains/losses on Australian dollar-denominated debt incurred by the Company for its acquisition of its

Australian operations, due to the fluctuations of the Australian dollar against the United States dollar during each year. This debt was paid in full during 1997.

Income taxes were attributable to the operations of the Company's United Kingdom and Australian subsidiaries.

Liquidity and Capital Resources

The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and international and domestic fiber optic cable capacity, interest and principal payments on outstanding indebtedness, and acquisitions of businesses. The Company has financed its growth to date through public offerings and private placements of debt and equity securities, bank debt and capital lease financing.

Net cash used in operating activities was $71.3 million for the year ended December 31, 1998 as compared to net cash used in operating activities of $14.8 million for the year ended December 31, 1997. The increase in operating cash used is primarily comprised of an increase in the net loss of $27.4 million and a decrease in accounts payable of $8.2 million (as compared to an increase in accounts payable of $30.2 million in 1997), partially offset by increased non-cash operating expenses of $21.5 million.

Net cash used in investing activities was $54.2 million for the year ended December 31, 1998 compared to net cash used in investing activities of $104.2 million for the year ended December 31, 1997. Net cash used in investing activities during the year ended December 31, 1998 includes $76.0 million of capital expenditures primarily for the expansion of the Company's global Network, partially offset by $22.9 million of cash provided by the sale of restricted investments used to fund interest payments on the 1997 Senior Notes.

Net cash provided by financing activities was $146.8 million for the year ended December 31, 1998 as compared to net cash provided by financing activities of $200.1 million during the year ended December 31, 1997. Cash provided by financing activities for the year ended December 31, 1998 resulted primarily from $144.5 million of net proceeds of the 1998 Senior Notes offering.

The Company anticipates aggregate capital expenditures of approximately $125 million during 1999. Such capital expenditures will be primarily for international and domestic switches and points of presence, international and domestic fiber optic cable capacity for new and existing routes, satellite earth station facilities, other transmission equipment, and back office support systems.

On March 31, 1999, the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the "LTN Companies"), for approximately $36 million in cash (including payments made in exchange for certain non-competition agreements). In addition, on March 31, 1999, the Company entered into an agreement to purchase for $14 million in cash substantially all of the operating assets of Wintel CNC Communications Inc. and Wintel CNT Communications Inc. (the "Wintel Companies"), which are Canada-based long distance telecommunications providers affiliated with the LTN Companies. The purchase of the assets of the Wintel Companies is expected to close in early May 1999. If the LTN Companies and the Wintel Companies collectively achieve certain financial goals during the first half of 1999, the Company has agreed to pay up to an additional $4.6 million in cash.

On January 29, 1999 the Company completed an offering of $200 million 11 1/4 % Senior Notes (the "1999 Senior Notes") due in 2009. The $192.5 million of net proceeds of the offering are to be used for continued expansion of the Network and other general corporate purposes.

On January 20, 1999, the Company entered into a supplemental indenture applicable to the Company's 11 3/4% Senior Notes in order to provide additional flexibility to incur indebtedness to fund the Company's expansion, to make permitted investments in marketing channels and complementary telecommunications services and to secure additional bank debt. The supplemental indenture substantially conformed certain covenants applicable to the 1997 Senior Notes to the corresponding provisions of the Company's other senior notes. The Company incurred fees and expenses of approximately $4.8 million in connection with securing consents to enter into the supplemental indenture.

In January 1999, the Company voluntarily repaid in full with a part of its available cash, and delivered notice of its termination of, the Revolving Bank Credit Facility (the "Facility"). The Facility, which provided for up to $25 million of revolving credit borrowings and which was due to mature on July 30, 2002, was acquired upon completion of the TresCom Merger.

The Company believes that the net proceeds from the 1999 Senior Notes, together with its existing cash and available capital lease financing (subject to the limitations in the Indentures related to the Company's senior notes) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, acquisition activities, including the recently announced acquisitions of the LTN Companies and the Wintel Companies, and other cash needs for its operations through the end of 2000. The semi-annual interest payments due under the 1997 Senior Notes through August 1, 2000 have been pre-funded and will be paid from restricted investments. The Company is continually evaluating the expansion of its service offerings and plans to make further investments in and enhancements to its Network and distribution channels in order to expand its service offerings. In order to fund these additional cash requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources. Additionally, if the Company's plans or assumptions change (including those with respect to the development of the Network, the level of its operations and its operating cash flow), if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove insufficient, the Company may be required to seek additional capital sooner than expected. In the event that the Company is unable to obtain such additional capital or is unable to obtain such additional capital on acceptable terms, it may be required to reduce the scope of its expansion, which could adversely affect its business prospects and its ability to compete. There can be no assurance that the Company will be able to raise equity capital, obtain capital lease or bank financing or incur other borrowings on commercially reasonable terms, if at all, to fund any such expansion or otherwise.


Year 2000

General. Primus is reviewing its network elements, computer systems, software applications and other business systems in order to determine if any of these systems will not properly reflect or recognize the year 2000. Because many computer and computer applications define dates by the last two digits of the year, "00" could be interpreted to mean the year 1900, rather than the year 2000. This error could result in miscalculations or system failures. Year 2000 issues may also affect the systems and applications of Primus' customers, vendors or resellers.

Compliance Program. Beginning in 1998, Primus began a comprehensive inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems. Primus expects to complete its inventory and assessment and begin repairing or replacing the most critical network elements and significant management systems that are determined not to be Year 2000 compliant during the first quarter of 1999. Primus expects to complete the repair, replacement, testing and certification of substantially all non-compliant network elements by September 30, 1999. Primus is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance.

Suppliers. Primus is also contacting third party suppliers of major equipment, software, systems and services used by the Company to identify and, to the extent possible, to resolve issues involving Year 2000 compliance. However, the Company has limited or no control over the actions of these third party suppliers. Consequently, while Primus expects that it will be able to resolve any significant Year 2000 issues with regard to its systems and services, there can be no assurance that its suppliers will resolve any or all Year 2000 issues before the occurrence of a material disruption to the business of the Company or any of its customers.

Costs. Primus expects to incur approximately $3 to $5 million in expenditures in 1999 to complete its Year 2000 compliance program. The costs of modifying the Company's network elements, software and systems for Year 2000 compliance are being funded from existing cash resources and are being charged to expense as incurred.

Risks. Primus believes that it will complete the implementation of its Year 2000 program prior to December 31, 1999. Consequently, the Company does not believe that Year 2000 issues will have a material adverse effect on the Company's business, cash flows, or results of operations. However, if the Company does not achieve compliance prior to December 31, 1999, if it fails to identify and remedy all critical Year 2000 problems or if major suppliers or customers experience material Year 2000 problems, the Company's results of operations or financial condition could be materially and adversely affected. Primus has determined that non-compliant network elements may result in improperly routed traffic and that non-compliant, non-network systems may result in errors in customer billing and accounting records.

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

Special Note Regarding Forward Looking Statements

Statements in this Annual Report on Form 10-K, including those concerning the Company's expectations of future sales, net revenue, gross profit, net income, network development, traffic development, capital expenditures, selling, general and administrative expenses, service introductions and cash requirements include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors, which could cause results to differ from expectations, include risks associated with:

      Limited Operating History; Entry into Developing Markets. The Company was founded in February 1994, began generating revenue in March 1995 and acquired its most significant operating subsidiaries, Primus Australia (formerly Axicorp) and TresCom, in March 1996 and June 1998, respectively. The Company intends to enter markets where it has limited or no operating experience. The Company's prospects should be considered in light of risks, expenses, problems and delays inherent in establishing a new business in a rapidly changing industry.

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

      Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, Primus had cumulative negative cash flow from operating activities and cumulative negative EBITDA. In addition, Primus incurred net losses in 1996, 1997, and 1998 and has an accumulated deficit of approximately $112 million as of December 31, 1998. The Company expects to continue to incur additional operating losses and negative cash flow as it expands its operations and continues to build-out and upgrade its Network. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain profitability or positive cash flow from operations in any future period.

      Acquisition and Strategic Investment Risks. Acquisitions, a key element in the Company's growth strategy, involve operational risks, including the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management, while the Company continues to incur operating expenses to provide the services formerly provided by the acquired company, and financial risks including the incurrence of indebtedness by the Company in order to affect the acquisition and the consequent need to service that indebtedness. There can be no assurance that the Company will be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into its own.

      Intense Competition. The long distance telecommunications industry is intensely competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. Competition in all of the Company's markets is likely to increase and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is likely to become similar to the intense competition in the United States. Many of the Company's competitors are significantly larger and have substantially greater financial, technical and marketing resources and larger networks than the Company, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, as well as long-standing relationships with the Company's target customers. In addition, many of the Company's competitors enjoy economies of scale that result in a lower cost structure for transmission and related costs which could cause significant pricing pressures within the industry.

      Dependence on Transmission Facilities-Based Carriers. The Company's ability to maintain and expand its business is dependent upon whether the Company continues to maintain favorable relationships with the transmission facilities-based carriers to carry the Company's traffic.

      International Operations. In many international markets, the existing carrier will control access to the local networks, enjoy better brand recognition and brand and customer loyalty, and have significant operational economies, including a larger backbone network and correspondent agreements. Moreover, the existing carrier may take many months to allow competitors, including the Company, to interconnect to its switches within its territory. There can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, obtain access to local transmission facilities or to market services in international markets. In addition, operating in international markets generally involves additional risks, including: unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; problems in collecting accounts receivable; political risks; fluctuations in currency exchange rates; foreign exchange controls which restrict repatriation of funds; technology export and import restrictions; seasonal reductions in business activity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposures relate to changes in foreign currency exchange rates and to changes in interest rates.

Foreign currency - As noted above, although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in foreign currency exchange rates may have a significant effect on the Company's results of operations. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive loss" within the stockholders' equity section of the consolidated balance sheet. The Company historically has not engaged in hedging transactions.

Interest rates - The Company's financial instruments that are sensitive to changes in interest rates are its 1997 Senior Notes, and its 1998 Senior Notes. The aggregate fair value of the 1997 and 1998 Senior Notes approximates their face value.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                F-2

Consolidated Financial Statements

        Consolidated Statement of Operations for the years ended
            December 31, 1998, 1997 and 1996                                F-3

        Consolidated Balance Sheet - December 31, 1998 and 1997             F-4

        Consolidated Statement of Stockholders' Equity for the
            years ended December 31, 1998, 1997 and 1996                    F-5

        Consolidated Statement of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996                                F-6

        Consolidated Statement of Comprehensive Loss for the
            years ended December 31, 1998, 1997 and 1996                    F-7

        Notes to the Consolidated Financial Statements                      F-8

                                    PART III

The information required by Part III will be provided in the Company's definitive proxy statement for the Company's 1999 annual meeting of stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 1999 ("1999 Proxy Statement"), and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors of the Company is set forth under the caption entitled "Election of Directors" in the Company's 1999 Proxy Statement and is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in the Company's 1999 Proxy Statement under the caption "Executive Officers, Directors and Key Employees" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding compensation of officers and directors of the Company is set forth under the caption entitled "Executive Compensation" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of certain of the Company's securities is set forth under the captions entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

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

b) Reports on 8-K

      Form 8-K dated December 16, 1998 was filed to announce the distribution of one right to purchase one one-thousandth of a share (a "Unit") of Series B Junior Participating Preferred Stock for $90.00 per Unit for each share of Common Stock held by stockholders at the close of business on December 31, 1998, and for each share of Common Stock issued thereafter but prior to the date of distribution.

c)  Exhibit listing

        Exhibit
        Number        Description


      2.1 Agreement and Plan of Merger by and among Primus, TresCom and TAC, dated as of February 3, 1998, and as amended by Amendments No. 1 and 2 to Agreement and Plan of Merger dated as of April 8, 1998 and as of April 16, 1998, respectively; Incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus on Form S-4, No. 333-51797 dated May 4, 1998.

      2.2 Amendment No. 1 to Agreement and Plan of Merger among Primus, TresCom and TAC, dated as of April 8, 1998; Incorporated by reference to Exhibit 2.1 of the Primus Current Report on Form 8-K dated April 10, 1998.

      2.3 Amendment No. 2 to Agreement and Plan of Merger among Primus, TresCom and TAC, dated as of April 16, 1998; Incorporated by reference to Exhibit 2.1 of the Primus Current Report on Form 8-K dated April 23, 1998 (the "Form 8-K for Amendments"), as amended by the Primus Current Report on Form 8-K/A dated April 23, 1998.

      2.4 Asset Purchase Agreement by and among USFI, Inc., Primus Telecommunications, Inc., Primus and US Cable Corporation dated as of October 20, 1997; Incorporated by reference to Exhibit 2.1 of Primus's Current Report on Form 8-K dated November 3,

            1997. (The exhibits and schedules listed in the table of contents to the Asset Purchase Agreement have been omitted in accordance with
            Item 601(b)(2) of Regulation S-K. A copy of such exhibits and schedules shall be furnished supplementally to the Commission upon request.)

      2.5 Equity Purchase Agreement by and among Messrs. James D. Pearson, Stephen E. Myers, Michael C. Anderson, Primus Telecommunications, Inc., and Primus, dated as of October 20, 1997; Incorporated by reference to Exhibit 2.2 of Primus' Current Report on Form 8-K dated November 3, 1997. (The exhibits and schedules listed in the table of contents to the Equity Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of such exhibits and schedules shall be furnished supplementally to the Commission upon request.)

      3.1 Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the "S-8 Registration Statement").

      3.2   Amended and Restated Bylaws of Primus; Incorporated by reference to
            Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the "IPO Registration Statement").

      4.1 Specimen Certificate of Primus Common Stock; Incorporated by reference to Exhibit 4.1 of the IPO Registration Statement.

      4.2 Form of Indenture; Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, No 333-30195 (the "1997 Senior Note Registration Statement").

      4.3 Form of Indenture of Primus, as amended and restated on January 20, 1999, between Primus and First Union National Bank. *

      4.4   Form of Warrant Agreement of Primus; Incorporated by reference to
            Exhibit 4.2 of the 1997 Senior Note Registration Statement.

      4.5 Indenture, dated May 19, 1998, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4, No 333-58547 (the "1998 Senior Note Registration Statement").

      4.6 Specimen 9 7/8% Senior Note due 2008; Incorporated by reference to Exhibit A included in Exhibit 4.4 of the 1998 Senior Note Registration Statement.

      4.7 Indenture, dated January 29, 1999, between Primus and First Union National Bank. *

      4.8 Specimen 11 1/4% Senior Note due 2009; Incorporated by reference to Exhibit A included in Exhibit 4.7.

      4.9 Rights Agreement, dated as of December 23, 1998, between Primus and StockTrans, Inc., including the Form of Rights Certificate (Exhibit
            A), the Certificate of Designation (Exhibit B) and the Form of Summary of Rights (Exhibit C); Incorporated by reference to Exhibit
            4.1 to the Company's Registration Statement on Form 8-A, No 000-29092 filed with the Commission on December 30, 1998.

      4.10 Form of legend on certificates representing shares of Common Stock regarding Series B Junior Participating Preferred Stock Purchase Rights; Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, No 000-29092 filed with the Commission on December 30, 1998.

      10.1 Stockholder Agreement among Warburg, Pincus, K. Paul Singh and Primus, dated as of February 3, 1998; Incorporated by reference to
            Exhibit 10.1 of the Primus Current Report on Form 8-K dated February 6, 1998 (the "Form 8-K").

      10.2 Voting Agreement between Primus and Wesley T. O'Brien, dated as of February 3, 1998; Incorporated by reference to Exhibit 10.4 of the Form 8-K.

      10.3 Voting Agreement between Primus and Rudy McGlashan, dated as of February 3, 1998; Incorporated by reference to Exhibit 10.5 of the Form 8-K.

      10.4 Voting Agreement between TresCom and K. Paul Singh, dated as of February 3, 1998; Incorporated by reference to Exhibit 10.2 of the Form 8-K.

      10.5 Voting Agreement between TresCom and John F. DePodesta, dated as of February 3, 1998; Incorporated by reference to Exhibit 10.3 of the Form 8-K.

      10.6 Amendment No. 1 to Stockholder Agreement among Warburg, Pincus, K. Paul Singh, Primus, and TresCom, dated as of April 16, 1998; Incorporated by reference to Exhibit 10.1 of the Form 8-K for Amendments.

      10.7 Amendment No. 1 to Voting Agreement between Wesley T. O'Brien and Primus, dated as of April 16, 1998; Incorporated by reference to
            Exhibit 10.2 of the Form 8-K for Amendments.

      10.8 Amendment No. 1 to Voting Agreement between Rudolph McGlashan and Primus, dated as of April 16, 1998; Incorporated by reference to
            Exhibit 10.3 of the Form 8-K for Amendments.

      10.9 Switched Transit Agreement, dated June 5, 1995, between Teleglobe USA, Inc. and Primus for the provision of services to India; Incorporated by reference to Exhibit 10.2 of the IPO Registration Statement.

      10.10 Hardpatch Transit Agreement, dated February 29, 1996, between Teleglobe USA, Inc. and Primus for the provision of services to Iran; Incorporated by reference to Exhibit 10.3 of the IPO Registration Statement.

      10.11 Agreement for Billing and Related Services, dated February 23, 1995, between Primus and Electronic Data System Inc.; Incorporated by reference to Exhibit 10.4 of the IPO Registration Statement.

      10.12 Employment Agreement, dated June 1, 1994, between Primus and K. Paul Singh; Incorporated by reference to Exhibit 10.5 of the IPO Registration Statement.**

      10.13 Primus 1995 Stock Option Plan; Incorporated by reference to Exhibit
            10.6 of the IPO Registration Statement. **

      10.14 Primus 1995 Director Stock Option Plan; Incorporated by reference to
            Exhibit 10.7 of the IPO Registration Statement. **

      10.15 Registration Rights Agreement, dated July 31, 1996, among Primus, Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners II LDC and Winston Partners LLC; Incorporated by reference to Exhibit 10.11 of the IPO Registration Statement.

      10.16 Service Provider Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd., dated May 3, 1995; Incorporated by reference to
            Exhibit 10.12 of the IPO Registration Statement.

      10.17 Dealer Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd. dated January 8, 1996; Incorporated by reference to
            Exhibit 10.13 of the IPO Registration Statement.

      10.18 Hardpatch Transit Agreement dated October 5, 1995 between Teleglobe USA, Inc. and Primus regarding the provision of services to India; Incorporated by reference to Exhibit 10.14 of the IPO Registration Statement.

      10.19 Master Lease Agreement dated as of November 21, 1997 between NTFC Capital Corporation and Primus Telecommunications, Inc.; Incorporated by reference to Exhibit 10.17 of Primus's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"), as amended on Form 10-K/A dated April 30, 1998.

      10.20 Primus Employee Stock Purchase Plan; Incorporated by reference to
            Exhibit 10.15 of the 1997 Senior Note Registration Statement. **

      10.21 Primus 401(k) Plan; Incorporated by reference to Exhibit 4.4 of the Primus Registration Statement on Form S-8 (No. 333-35005).

      10.22 Purchase Agreement, dated May 14, 1998, among Primus
            Telecommunications Group, Incorporated, Primus Telecommunications, Incorporated, Primus Telecommunications Pty. Ltd. and Lehman Brothers, Inc.; Incorporated by reference to Exhibit 10.22 of the 1998 Senior Note Registration Statement.

      10.23 Registration Rights Agreement, dated May 19, 1998, among Primus Telecommunications Group, Incorporated, Primus Telecommunications, Incorporated, Primus Telecommunications Pty. Ltd. and Lehman Brothers, Inc.; Incorporated by reference to Exhibit 10.23 of the 1998 Senior Note Registration Statement.

      10.24 Primus Telecommunications Group, Incorporated-TresCom International Stock Option Plan Incorporated by reference to Exhibit 4.1 of the S-8 Registration Statement. **

      10.25 Amended and Restated Employment Agreement between the Company and Wesley T. O'Brien; Incorporated by reference to Exhibit 10.3 to the TresCom 1996 Form 10-K. **

      10.26 First Amendment to Amended and Restated Employment Agreement between the Company and Wesley T. O'Brien; Incorporated by reference to
            Exhibit 10.2 to the TresCom 1997 Form 10-K. **

      10.27 Employment Agreement between the Company and Rudolph McGlashan; Incorporated by reference to Exhibit 10.4 to the TresCom Registration Statement on Form S-1, No. 33-99738, filed on November 22, 1995 (the "TresCom Form S-1"). **

      10.28 Amendment to Employment Agreement between the Company and Rudolph McGlashan; Incorporated by reference to Exhibit 10.5 to the TresCom Form S-1. **

      10.29 Warrant Agreement between the Company and Warburg, Pincus Investors, L.P.; Incorporated by reference to Exhibit 10.6 to the TresCom Form S-1.

      10.30 Form of Indemnification Agreement between the Company and its directors and executive officers Incorporated by reference to
            Exhibit 10.23 to the TresCom Form S-1.

      10.31 Revolving Credit and Security Agreement, among TresCom International, Inc., TresCom U.S.A., Inc., Intex Telecommunications, Inc., The St. Thomas and San Juan Telephone Company, Inc., STSJ Overseas Telephone Company, Inc., PNC Bank, National Association (as lender and as agent) and the other lenders a party thereto (the "Loan Agreement"); Incorporated by reference to Exhibit 10.22 to the TresCom Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

      10.32 Revolving Credit Note, dated July 31, 1997, payable to PNC Bank, National Association and the other lenders a party to the Loan Agreement; Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

      21.1  Subsidiaries of the Registrant. *

      23.1  Independent Auditors' Consent. *

      27.1 Financial Data Schedule for the Company for the year ended December 31, 1998. *

----------
*     Filed herewith
**    Compensatory benefit plan

                                    SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

               PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

 By:    /s/ K. Paul Singh           Chairman of the Board, President and
    ---------------------           Chief Executive Officer
        K. Paul Singh

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Paul Singh and Neil L. Hazard, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 1998, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                            Title                                         Date
---------                            -----                                         ----
       /s/   K. Paul Singh           Chairman, President and Chief                 March 31, 1999
----------------------------------   Executive Officer (Principal Executive
             K. Paul Sing            Officer) and Director

      /s/  Neil L. Hazard            Executive Vice President and Chief            March 31, 1999
----------------------------------   Financial Officer (Principal Financial
           Neil L. Hazard            Officer)

      /s/    John F. DePodesta       Executive Vice President and Director         March 31, 1999
----------------------------------
        John F. DePodesta

      /s/    Thomas R. Kloster        Vice President and Corporate Controller      March 31, 1999
----------------------------------    (Principal Accounting Officer)
        Thomas R. Kloster

      /s/   Herman Fialkov            Director                                     March 31, 1999
----------------------------------
        Herman Fialkov

      /s/  David E. Hershberg         Director                                     March 31, 1999
----------------------------------
        David E. Hershberg

      /s/  Douglas M. Karp            Director                                     March 31, 1999
----------------------------------
        Douglas M. Karp

      /s/   John Puente               Director                                     March 31, 1999
-----------------------------------
          John Puente

                        INDEX TO FINANCIAL STATEMENTS AND
                                    EXHIBITS

                                                                           Page
                                                                           ----

Independent Auditors' Report                                               F-2

Consolidated Financial Statements:

        Consolidated Statement of Operations for the years ended
           December 31, 1998, 1997, and 1996                               F-3

        Consolidated Balance Sheet-December 31, 1998 and 1997              F-4

        Consolidated Statement of Stockholders' Equity for the
           years ended December 31, 1998, 1997, and 1996                   F-5

        Consolidated Statement of Cash Flows for the
           years ended December 31, 1998, 1997, and 1996                   F-6

        Consolidated Statement of Comprehensive Loss for the
              years ended December 31, 1998, 1997 and 1996                 F-7

        Notes to Consolidated Financial Statements                         F-8

Exhibits:

        Exhibit 27.1 - Financial Data Schedule                             E-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Primus Telecommunications Group, Incorporated

We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primus Telecommunications Group, Incorporated and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Washington, D.C.
February 10, 1999, except for paragraph one of Note 16 as to which the date is March 31, 1999

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     For the Year Ended
                                                         December 31,
                                          --------------------------------------
                                             1998          1997          1996
                                             ----          ----          ----

NET REVENUE                               $ 421,628     $ 280,197     $ 172,972
COST OF REVENUE                             353,016       252,731       158,845
                                          ---------     ---------     ---------

GROSS MARGIN                                 68,612        27,466        14,127
                                          ---------     ---------     ---------

OPERATING EXPENSES
   Selling, general and administrative       79,532        50,622        20,114
   Depreciation and amortization             24,185         6,733         2,164
                                          ---------     ---------     ---------

       Total operating expenses             103,717        57,355        22,278
                                          ---------     ---------     ---------

LOSS FROM OPERATIONS                        (35,105)      (29,889)       (8,151)

INTEREST EXPENSE                            (40,047)      (12,914)         (857)
INTEREST INCOME                              11,504         6,238           785
OTHER INCOME (EXPENSE)                           --           407          (345)
                                          ---------     ---------     ---------

LOSS BEFORE INCOME TAXES                    (63,648)      (36,158)       (8,568)
INCOME TAXES                                     --           (81)         (196)
                                          ---------     ---------     ---------

NET LOSS                                  $ (63,648)    $ (36,239)    $  (8,764)
                                          =========     =========     =========

BASIC AND DILUTED NET
   LOSS PER COMMON SHARE                  $   (2.61)    $   (1.99)    $   (0.75)
                                          =========     =========     =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 24,432        18,250        11,660
                                          =========     =========     =========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                                           December 31,   December 31,
                                                                              1998            1997
                                                                           ------------   ------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                           $ 136,196       $ 115,232
        Restricted investments                                                 25,729          22,774
        Accounts receivable (net of allowance for
                doubtful accounts of  $14,976 and $5,044)                      92,531          58,172
        Prepaid expenses and other current assets                              13,505           5,152
                                                                            ---------       ---------
                Total current assets                                          267,961         201,330
RESTRICTED INVESTMENTS                                                         24,894          50,776
PROPERTY AND EQUIPMENT - Net                                                  158,873          59,241
INTANGIBLES - Net                                                             205,039          33,164
OTHER ASSETS                                                                   17,196          10,882
                                                                            ---------       ---------
        TOTAL ASSETS                                                        $ 673,963       $ 355,393
                                                                            =========       =========

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                    $  82,520       $  56,358
        Accrued expenses and other current liabilities                         42,597          12,468
        Accrued interest                                                       12,867          11,016
        Deferred income taxes                                                     361           1,814
        Current portion of long-term obligations                               22,423           1,059
                                                                            ---------       ---------
                Total current liabilities                                     160,768          82,715
LONG TERM OBLIGATIONS                                                         397,751         230,152
OTHER LIABILITIES                                                                 527              --
                                                                            ---------       ---------
                Total liabilities                                             559,046         312,867
                                                                            ---------       ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value - authorized 2,455,000 shares;
        none issued and outstanding                                                --              --
        Common stock, $.01 par value - authorized, 80,000,000 and
                40,000,000 shares; issued and outstanding,
                28,059,063 and 19,662,233 shares                                  281             197
        Additional paid-in capital                                            234,549          92,181
        Accumulated deficit                                                  (111,653)        (48,005)
        Accumulated other comprehensive loss                                   (8,260)         (1,847)
                                                                            ---------       ---------
                Total stockholders' equity                                    114,917          42,526
                                                                            ---------       ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 673,963       $ 355,393
                                                                            =========       =========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                                        Accumulated
                                       Preferred Stock        Common Stock                                 Other
                                       ---------------        ------------       Paid-In   Accumulated  Comprehensive  Stockholders
                                       Shares    Amount     Shares    Amount     Capital     Deficit       Loss          Equity
                                       ------    ------     ------    ------     -------     -------       ----          ------
BALANCE, DECEMBER 31, 1995                 --     $  --      7,064    $   71    $   5,496   $  (3,002)    $    (3)    $   2,562
   Common shares sold through
     private placement, net of
     transaction costs                     --        --      3,148        31       21,837          --          --        21,868
   Common shares issued for
     services performed                    --        --        279         3          987          --          --           990
   Preferred shares issued for
     acquisition                          455         5         --        --        5,455          --          --         5,460
   Common shares sold, net
     of transaction costs                  --        --      5,750        58       54,341          --          --        54,399
   Conversion of preferred
     shares to common shares             (455)       (5)     1,538        15          (10)         --          --            --
   Foreign currency translation
     adjustment                            --        --         --        --           --          --         (75)          (75)
   Net loss                                --        --         --        --           --      (8,764)         --        (8,764)
                                         ----     -----     ------    ------    ---------   ----------    --------    ---------

BALANCE, DECEMBER 31, 1996                 --        --     17,779       178       88,106     (11,766)        (78)       76,440
   Common shares issued upon
     exercise of warrants                  --        --      1,843        19        1,453          --          --         1,472
   Common shares issued for
     employer 401(k) match                 --        --          5        --           45          --          --            45
   Common shares issued upon
     exercise of employee stock options    --        35         --        42           --          --          42            --
   Senior note offering - warrants         --        --         --        --        2,535          --          --         2,535
   Foreign currency translation
     adjustment                            --        --         --        --           --          --      (1,769)       (1,769)
   Net loss                                --        --         --        --           --     (36,239)         --       (36,239)
                                         ----     -----     ------    ------    ---------   ----------    --------    ---------

BALANCE, DECEMBER 31, 1997                 --        --     19,662       197       92,181     (48,005)     (1,847)       42,526
   Common shares issued for
     business acquisitions                 --        --      7,864        79      137,547          --          --       137,626
   Common shares issued for
     employer 401(k) match                 --        --          9        --          119          --          --           119
   Common shares issued upon
     exercise of employee stock options    --       489          5     4,334           --          --       4,339            --
   Common shares issued for
     employee stock purchase plan          --        --         24        --          263          --          --           263
   Common shares issued upon
     exercise of warrants                  --        --         11        --          105          --          --           105
   Foreign currency translation
     adjustment                            --        --         --        --           --          --      (6,413)       (6,413)
   Net loss                                --        --         --        --           --     (63,648)         --       (63,648)
                                         ----     -----     ------    ------    ---------   ----------    --------    ---------

BALANCE, DECEMBER 31, 1998                 --     $  --     28,059    $  281    $ 234,549   $(111,653)    $(8,260)    $ 114,917
                                         ====     =====     ======    ======    =========   =========     =======     =========

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ( in thousands )

                                                                                            For the Year Ended
                                                                                 -------------------------------------
                                                                                               December 31,
                                                                                     1998          1997         1996
                                                                                     ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $ (63,648)    $ (36,239)    $  (8,764)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation, amortization and accretion                                        24,547         6,733         2,164
    Sales allowance                                                                  9,431         6,185         1,960
    Foreign currency transaction (gain) loss                                            --          (407)          345
    Stock issuance - 401(k) plan employer match                                        119            45            --
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                   (20,765)      (34,240)      (19,405)
      (Increase) decrease in prepaid expenses and
                other current assets                                                (7,027)       (4,080)         (227)
      (Increase) decrease in other assets                                              735         1,147        (1,621)
      Increase (decrease) in accounts payable                                       (8,196)       30,247        11,729
      Increase (decrease) in accrued expenses,
                other current liabilities and other liabilities                     (8,073)        5,000         6,032
      Increase (decrease) in accrued interest payable                                1,581        10,852           847
                                                                                 ---------     ---------     ---------

        Net cash provided by (used in) operating activities                        (71,296)      (14,757)       (6,940)
                                                                                 ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (75,983)      (39,465)      (12,745)
  (Purchase) sale of short-term investments                                             --        25,125       (25,125)
  (Purchase) sale of restricted investments                                         22,927       (73,550)           --
  Cash used for business acquisitions, net of cash acquired                         (1,165)      (16,349)       (1,701)
                                                                                 ---------     ---------     ---------

     Net cash provided by (used in) investing activities                           (54,221)     (104,239)      (39,571)
                                                                                 ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases and long-term obligations                    (2,373)      (16,881)         (508)
  Proceeds from sale of common stock and exercise of employee
    stock options                                                                    4,707         1,514        77,576
  Proceeds from issuance of long-term obligations                                  150,000       225,000         2,407
  Deferred financing costs                                                          (5,500)       (9,500)           --
                                                                                 ---------     ---------     ---------

      Net cash provided by (used in) financing activities                          146,834       200,133        79,475
                                                                                 ---------     ---------     ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                                (353)       (1,379)          214
                                                                                 ---------     ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             20,964        79,758        33,178
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       115,232        35,474         2,296
                                                                                 ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 136,196     $ 115,232     $  35,474
                                                                                 =========     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                         $  38,466     $   2,745     $     149
  Non-cash investing and financing activities:
    Common stock issued for services                                             $      --     $      --     $     990
    Capital leases for acquisition of equipment                                  $  16,958     $   8,228     $     388
    Notes payable for acquisition of equipment                                   $      --     $      --     $   2,826

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                     For the Year Ended
                                                        December 31,
                                             ----------------------------------
                                               1998         1997         1996
                                               ----         ----         ----

NET LOSS                                     $(63,648)    $(36,239)    $ (8,764)

OTHER COMPREHENSIVE LOSS -
  Foreign currency translation adjustment      (6,413)      (1,769)         (75)
                                             --------     --------     --------

COMPREHENSIVE LOSS                           $(70,061)    $(38,008)    $ (8,839)
                                             ========     ========     ========

                See notes to consolidated financial statements.

                  PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

      Primus Telecommunications Group, Incorporated ("Primus" or the "Company") is a facilities-based global telecommunications company that offers international and domestic long distance, Internet and data, and other telecommunications services to business, residential and other telecommunications carrier customers primarily in North America, the Asia-Pacific and Europe. The Company, incorporated in the state of Delaware, operates as a holding company and has wholly-owned operating subsidiaries in the United States, Canada, Mexico, Australia, Japan, the United Kingdom and Germany.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      Revenue Recognition--Revenues from long distance telecommunications services are recognized when the services are provided and are presented net of estimated uncollectible amounts.

      Cost of Revenue--Cost of revenue includes network costs that consist of access, transport, and termination costs. Such costs are recognized when incurred in connection with the provision of telecommunications services.

      Foreign Currency Translation--The assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the average exchange rate during the period. The net effect of such translation gains and losses are reflected within accumulated other comprehensive loss in the stockholders' equity section of the balance sheet.

      Cash and Cash Equivalents--The Company considers cash on hand, deposits in banks, certificates of deposit, and overnight repurchase agreements with original maturities of three months or less to be cash and cash equivalents.

      Restricted Investments -- Restricted investments consist of United States Federal Government-backed obligations which are recorded at amortized cost. These securities are classified as held-to-maturity and are restricted to satisfy certain interest obligations on the Company's 1997 Senior Notes.

      Property and Equipment--Property and equipment, which consists of fiber optic cable and telecommunications equipment, furniture and computer equipment, leasehold improvements and software is stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets which range from three to twenty-five years, or for leasehold improvements and leased equipment, over the terms of the leases or estimated lives, whichever is shorter. Expenditures for maintenance and repairs that do not materially extend the useful lives of the assets are charged to expense.

      Intangible Assets--At December 31, 1998 and 1997 intangible assets, net of accumulated amortization, consist of goodwill of $179.9 million and $27.8 million respectively, and customer lists of $25.1 million and $5.3 million respectively. Goodwill is being amortized over 30 years on a straight-line basis and customer lists over the estimated run-off of the customer bases not to exceed five years. Accumulated amortization at December 31, 1998 and 1997, was $4.7 million and $1.2 million related to goodwill and $5.9 million and $1.9 million related to customer lists, respectively. The Company periodically evaluates the realizability of intangible and other long-lived assets. In making such evaluations, the Company compares certain financial indicators such as expected undiscounted future revenues and cash flows to the carrying amount of the assets. The Company believes that no impairments exist as of December 31, 1998.

      Deferred Financing Costs--Deferred financing costs incurred in connection with the 1998 Senior Notes and the 1997 Senior Notes are reflected within other assets and are being amortized over the life of the respective Senior Notes using the straight-line method which does not differ materially from the effective interest method.

      Stock-Based Compensation--The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Under the provisions of SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has provided in Note 10 pro forma disclosures of the effect on net loss and loss per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

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

      Net Loss Per Share--The Company has computed basic and diluted net loss per share based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted net loss per share, would include, where applicable, the effects of dilutive stock options, warrants, and convertible securities, and the effect of such potential common stock would be computed using the treasury stock method or the if-converted method. None of the Company's outstanding options and warrants are considered to be dilutive.

      Comprehensive Income (Loss)--In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. As such, a consolidated statement of comprehensive loss reflecting the aggregation of net loss and foreign currency translation adjustments, the Company's principal components of other comprehensive income or loss, has been presented for each of the three years in the period ended December 31, 1998.

      Operating Segments--In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information (Note 13). SFAS 131 superceded SFAS 14 and its adoption resulted in revised and additional disclosures but had no effect on the financial position, results of operations or liquidity of the Company.

      New Accounting Pronouncements--In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities was issued. SFAS 133 established standards for the accounting and reporting of derivative instruments and hedging activities and requires that all derivative financial instruments be measured at fair value and recognized as assets or liabilities in the financial statements. The Statement will be adopted by the Company during fiscal 2000, and the Company is currently evaluating the impact of such adoption.

      In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SoP") 98-5, Reporting on the Costs of Start-Up Activities. SoP 98-5 provides guidance on the financial reporting of start-up and organizational costs. The effect of adopting SoP 98-5 is not expected to have a material effect on the financial position, results of operation or liquidity of the Company.

      Reclassifications--Certain previous year amounts have been reclassified to conform with current year presentation.

3. ACQUISITIONS

      On June 9, 1998 the Company acquired TresCom International, Inc. ("TresCom"), a long distance telecommunications carrier focused on international long distance traffic originating in the United States and terminating in the Caribbean and Central and South America regions. As a result of the acquisition, all of the approximately 12.7 million TresCom common shares outstanding were exchanged for approximately 7.8 million shares of the Company's common stock valued at approximately $138 million. An additional $11.7 million cash purchase obligation associated with a subsidiary of TresCom is expected to paid during 1999 and has been included in accrued expenses and other current liabilities.

      In March 1998 the Company purchased a 60% controlling interest in Hotkey Internet Services Pty., Ltd. ("Hotkey"), an Australian Internet service provider, for approximately $1.3 million.

      Effective March 1, 1998 the Company acquired all of the outstanding stock of Eclipse Telecommunications Pty., Ltd. ("Eclipse"), a data communications provider in Australia. The Company paid approximately $1.8 million in cash and 27,500 shares of the Company's Common Stock for Eclipse.

      On October 20, 1997, the Company acquired the equity and ownership interests in Telepassport L.L.C. ("Telepassport") for a purchase price of $6.0 million. Additionally, on October 20, 1997, the Company purchased substantially all of the assets of USFI, Inc. ("USFI") for $5.5 million. Telepassport and USFI were under common control and engaged in the business of providing international and domestic telecommunication services, including long distance and reorigination services in Europe, Asia, and South Africa.

      On April 8, 1997, the Company acquired the assets of Cam-Net Communications Network, Inc. and its subsidiaries, a Canadian based provider of domestic and international long distance service. The purchase price was approximately $5.0 million in cash.

      On March 1, 1996, the Company acquired the outstanding capital stock of Axicorp Pty., Ltd. (subsequently renamed Primus Australia), the fourth largest telecommunications carrier in Australia. The purchase price consisted of cash, Company stock, and seller financing. The Company paid $5.7 million cash, including transaction costs, and issued 455,000 shares of its Series A Convertible Preferred Stock, which were subsequently converted to 1,538,355 common shares. The Company also issued two notes aggregating $8.1 million to the sellers, both of which were repaid in full during 1997.

      The Company has accounted for all of these acquisitions using the purchase method. Accordingly, the results of operations of the acquired companies are included in the consolidated results of operations of the Company, as of the date of their respective acquisition.

      Unaudited pro forma operating results for the years ended December 31, 1998 and 1997, as if the acquisitions of TresCom, Telepassport and USFI had occurred asof January 1, 1997, are as follows (in thousands, except per share amounts):

                                                       1998             1997
                                                       ----             ----
Net revenue                                          $ 485,196        $ 448,929
Net loss                                             $ (75,956)       $ (63,426)
Basic and diluted net loss per share                 $   (2.73)       $   (2.43)

      The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operations.

4. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                                                December 31,
                                                         -----------------------
                                                            1998         1997
                                                         ---------     --------

        Network equipment                                $ 148,413     $ 48,246
        Furniture and equipment                             11,987        9,334
        Leasehold improvements                               2,907        1,845
        Construction in progress                            16,157        5,147
                                                         ---------     --------
                                                           179,464       64,572
        Less: Accumulated depreciation and amortization    (20,591)      (5,331)
                                                         ---------     --------
                                                         $ 158,873     $ 59,241
                                                         =========     ========

      Equipment under capital leases totaled $34.5 million and $9.2 million with accumulated depreciation of $4.3 million and $0.8 million at December 31, 1998 and 1997, respectively.

5. LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (in thousands):

                                                                December 31,
                                                        ------------------------
                                                          1998          1997
                                                        ---------     ---------

        Obligations under capital leases                $  28,268     $   8,487
        Revolving Credit Agreement                         17,819            --
        Senior Notes                                      372,978       222,616
        Other long-term obligations                         1,109           108
                                                        ---------     ---------
               Subtotal                                   420,174       231,211
        Less: Current portion of long-term obligations    (22,423)       (1,059)
                                                        ---------     ---------
                                                        $ 397,751     $ 230,152
                                                        =========     =========

      As a result of the acquisition of TresCom, the Company has a $25 million revolving credit and security agreement (the "Revolving Credit Agreement") with a commercial bank secured by certain of the Company's accounts receivable. In January 1999, the Company voluntarily repaid in full and terminated the Revolving Credit Agreement.

      On May 19, 1998 the Company completed the sale of $150 million 9 7/8% Senior Notes ("1998 Senior Notes"). The 1998 Senior Notes are due May 15, 2008 with early redemption at the option of the

Company at any time after May 15, 2003. In addition, prior to May 15, 2001, the Company may redeem up to 25% of the originally issued principal amount of the 1998 Senior Notes at 109.875% of the principal amount thereof, plus accrued and unpaid interest through the redemption date. Interest is payable each May 15th and November 15th.

      On August 4, 1997 the Company completed the sale of $225 million 11 3/4% Senior Notes ("1997 Senior Notes") and Warrants ("the Offering") to purchase 392,654 shares of the Company's common stock. The 1997 Senior Notes are due August 1, 2004 with early redemption at the option of the Company at any time after August 1, 2001, at a premium to par value. Dividends are currently prohibited by the senior notes indenture. Interest payments are due semi-annually on February 1st and August 1st. A portion of the proceeds from the offering of the 1997 Senior Notes have been pledged to secure the first six semi-annual interest payments on the 1997 Senior Notes and are reflected on the balance sheet as restricted investments. A portion of the proceeds of the Offering, $2.535 million, was allocated to the warrants, and the resulting debt discount is being amortized over the life of the debt on the straight-line method which does not differ materially from the effective interest method.

6. INCOME TAXES

      The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision for each period is shown in the table below (in thousands):

                                                     For the Year Ended
                                                        December 31,
                                              ----------------------------------
                                                1998         1997        1996
                                              --------     --------     -------

Tax benefit at federal statutory rate         $(22,277)    $(12,294)    $(2,913)
State income tax, net of federal benefit        (1,387)      (2,100)       (491)
Foreign taxes                                       --           81         196
Unrecognized  benefit  of net  operating
     losses                                     21,506       14,394       3,387
Other                                            2,158           --          17
                                              --------     --------     -------
Income taxes                                  $     --     $     81     $   196
                                              ========     ========     =======

      The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                               December 31,
                                                          ----------------------
                                                           1998          1997
                                                         --------      --------

Deferred tax assets (non-current):
        Cash to accrual basis adjustments (U.S.)         $    269      $    590
        Accrued expenses                                    5,393           936
        Net operating loss carryforwards                   32,606        17,856
        Valuation allowance                               (38,268)      (16,762)
                                                         --------      --------
                                                         $     --      $     --
                                                         ========      ========

Deferred tax liabilities (current):
        Accrued income                                   $     --      $    903
        Other                                                  --           385

        Depreciation                                          361           526
                                                         --------      --------
                                                         $    361      $  1,814
                                                         ========      ========

      During the year ended December 31, 1998, the valuation allowance increased by approximately $21.5 million primarily due to the acquisition of TresCom and its related net operating losses.

      At December 31, 1998, the Company had operating loss carryforwards available to reduce future federal taxable income which expire as follows (in millions):

               Year                     Primus              TresCom
          ----------------            -----------         ------------

               2009                         $6.1                 $5.8
               2010                          7.1                  5.4
               2011                          6.9                  1.9
               2012                         33.2                 10.6
               2018                         35.6                   --
                                      ===========         ============
                                           $88.9                $23.7
                                      ===========         ============
      Approximately $23.7 million of operating loss carryforwards relate to the acquisition of TresCom. Utilization of these operating losses is limited to the offset of future TresCom operating income. The Company's net operating loss carryforwards for state purposes are not significant and, therefore, have not been recorded as deferred tax assets.

      At December 31, 1998, the Company had Australian and United Kingdom net operating loss carryforwards of $18.6 million and $2.1 million (in United States dollars), respectively, that have no expiration periods.

      No provision was made in 1998 for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, restricted investments, accounts receivable and accounts payable approximate fair value. The estimated fair value of the Company's 1998 and 1997 Senior Notes (carrying value of $373 million), based on quoted market prices, at December 31, 1998 was $375 million. The estimated fair value of the Company's 1997 Senior Notes (carrying value of $223 million), based on quoted market prices, at December 31, 1997 was $242 million.

8. COMMITMENTS AND CONTINGENCIES

      Future minimum lease payments under capital lease obligations and non-cancelable operating leases as of December 31, 1998 are as follows (in thousands):

                                                     Capital       Operating
Year Ending December 31,                             Leases         Leases
                                                    ----------   -----------
        1999                                           $7,219        $5,295
        2000                                            7,604         3,502
        2001                                            8,088         3,187

        2002                                            8,045         2,740
        2003                                            4,934         1,754
        Thereafter                                        198         3,058
                                                    -----------  -----------

        Total minimum lease payments                   36,088       $19,536
                                                                 ===========
        Less: Amount representing interest             (7,820)
                                                    ----------
                                                      $28,268
                                                    ==========

      Rent expense under operating leases was $4.8 million, $2.6 million and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

9. STOCKHOLDERS' EQUITY

      In December 1998, the Company adopted a Stockholders' Rights Plan (the "Rights Plan") under which preferred stock purchase rights have been granted to the Company's common stockholders of record at the close of business on December 31, 1998. The rights will become exercisable if a person or group becomes the beneficial owner of more than 20% of the outstanding common stock of the Company or announces an offer to become the beneficial owner of more than 20% of the outstanding common stock of the Company.

      In June 1998, the Company issued 7,836,324 shares of its common stock, valued at $137.6 million, in exchange for all of the outstanding common shares of TresCom. Additionally, the Board amended the Company's Amended and Restated Certificate of Incorporation (the "Certificate") to increase the authorized Common Stock to 80,000,000 shares.

      In October 1997, the Company issued 1,842,941 shares of its common stock pursuant to the exercise of certain warrants, which had been issued in connection with the Company's $ 16 million July 1996 private equity sale. In connection with such exercise, the Company received approximately $1.5 million.

      In August 1997 the Company completed a Senior Notes and Warrants Offering. Warrants valued at $2,535,000 to purchase 392,654 shares of the Company's common stock at a price of $ 9.075 per share were issued.

      In November 1996, the Company completed an initial public offering of 5,750,000 shares of its Common Stock. The net proceeds to the Company (after deducting underwriter discounts and offering expenses) were $54.4 million.

      In connection with the Company's initial public offering, the Board approved a split of all shares of Common Stock at a ratio of 3.381 to one as of November 7, 1996 and amended the Company's Certificate to increase the authorized Common Stock to 40,000,000 shares. All share amounts presented have been restated to give effect to the November 7, 1996 stock split.

      In February 1996, the Company's Certificate was amended to authorize 2,455,000 shares of Preferred Stock (nonvoting) with a par value of $0.01 per share. On March 1, 1996, 455,000 shares of Series A Convertible Preferred Stock were issued in connection with the purchase of Primus Australia. The outstanding Preferred Stock was converted to Common Stock prior to the date of the Company's initial public offering.

10. STOCK-BASED COMPENSATION

      In December 1998, the Company established the 1998 Restricted Stock Plan (the "Restricted Plan") to facilitate the grant of restricted stock to selected individuals who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the

Restricted Plan is 750,000. As of December 31, 1998, there had not been any grants under the Restricted Plan.

      The Company sponsors an Employee Stock Option Plan (the "Employee Plan"). The total number of shares of common stock authorized for issuance under the Employee Plan is 3,690,500. Under the Employee Plan, awards may be granted to key employees of the Company and its subsidiaries in the form of Incentive Stock Options or Nonqualified Stock Options. The Employee Plan allows the granting of options at an exercise price of not less than 100% of the stock's fair value at the date of grant. The options vest over a period of up to three years, and no option will be exercisable more than ten years from the date it is granted.

      The Company sponsors a Director Stock Option Plan (the "Director Plan") for non-employee directors. Under the Director Plan, an option is granted to each qualifying non-employee director to purchase 15,000 shares of common stock, which vests over a two-year period. The option price per share is the fair market value of a share of common stock on the date the option is granted. No option will be exercisable more than ten years from the date of grant. An aggregate of 338,100 shares of common stock were reserved for issuance under the Director Plan.

      A summary of stock option activity during the three years ended December 31, 1998 is as follows:

                                         1998                         1997                        1996
                               ------------------------      -----------------------      ----------------------
                                               Weighted                     Weighted                    Weighted
                                               Average                       Average                    Average
                                               Exercise                     Exercise                    Exercise
                                 Shares         Price         Shares         Price         Shares         Price
                                ----------    ---------      ---------      --------     ----------     --------
Options outstanding-
    Beginning of year           2,555,360       $ 6.95       1,587,894       $ 3.02         722,015       $ 2.64
Granted                         1,298,937        16.07       1,063,750        12.59         913,552         3.35
Exercised                        (488,835)        7.42         (35,724)        1.19              --           --
Forfeitures                      (236,896)       17.52         (60,560)        6.27         (47,673)        3.55
                                ---------       ------       ---------       ------       ---------       ------

Outstanding - end of year       3,128,566       $ 9.87       2,555,360       $ 6.95       1,587,894       $ 3.02
                                ---------       ------       ---------       ------       ---------       ------

Eligible for
 exercise-End of year           1,427,041       $ 6.93         899,170       $ 3.00         511,149       $ 2.81
                                =========       ======         =======       ======       =========       ======

The following table summarizes information about stock options outstanding at December 31, 1998:

                           -----------------------------------   -----------------------------
                                    Options Outstanding               Options Exercisable
                           -----------------------------------   -----------------------------
                                           Weighted
                                            Average    Weighted                    Weighted
                                           Remaining   Average                     Average
                              Total          Life      Exercise      Total         Exercise
  Range of Option Prices   Outstanding     in years     Price     Exercisable       Price
------------------------------------------------------------     -----------------------------
     $ 0.01 to $ 3.55        1,176,527       2.06       $3.07        913,195          $2.99
     $ 3.56 to $ 14.00       1,474,017       4.73      $12.24        409,307         $12.59
    $ 14.01 to $ 23.87         478,022       5.39      $19.28        104,539         $19.13
                             ---------                             ---------
                             3,128,566                             1,427,041
                             =========                             =========

      The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $7.37, $5.45 and $1.38 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                 1998        1997        1996
                                                 ----        ----        ----

Expected dividend yield                               0%          0%          0%
Expected stock price volatility                      97%         80%         49%
Risk-free interest rate                             4.5%        5.7%        6.0%
Expected option term                            4 years     4 years     4 years

      If compensation cost for the Company's grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS 123, the Company's pro forma net loss, and pro forma basic and diluted net loss per share for the years ending December 31, would be as follows:

                                             1998          1997          1996
                                          ----------    ----------    ----------
Net loss (amounts in thousands)
     As reported                          $ (63,648)    $ (36,239)    $  (8,764)
     Pro forma                            $ (67,621)    $ (37,111)    $  (9,242)

Basic and diluted net loss per share
     As reported                          $   (2.61)    $   (1.99)    $   (0.75)
     Pro forma                            $   (2.77)    $   (2.03)    $   (0.79)

11. EMPLOYEE BENEFIT PLANS

      The Company sponsors a 401(k) employee benefit plan (the "401(k) Plan") that covers substantially all United States based employees. Employees may contribute amounts to the 401(k) Plan not to exceed statutory limitations. The 401(k) plan provides an employer matching contribution of 50% of the first 6% of employee annual salary contributions. The employer match is made in common stock of the Company and is subject to 3-year cliff vesting. The Company contributed Primus common stock valued at approximately $119,000 and $45,000 during 1998 and 1997.

      Effective January 1, 1998, the Company adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to contribute up to 15% of their compensation to be used toward purchasing the Company's common stock at 85% of the fair market value. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the ESPP.

12. RELATED PARTIES

      In June 1998, a subsidiary of the Company entered into a $2.1 agreement for the design, manufacture, installation and the provision of training with respect to a satellite earth station in London. A Director of the Company is the Chairman and a stockholder of the company providing such services. During 1998, $1.2 million was paid for the above services.

13. VALUATION AND QUALIFYING ACCOUNTS

      Activity in the Company's allowance accounts for the years ended December 31, 1998, 1997 and 1996 was as follows (in thousands):

                                   Doubtful Accounts
----------------------------------------------------------------------------------------
                               Charged to
            Balance at         Costs and                                Balance at
Period  Beginning of Period     Expenses     Deductions  Other (1)    End of Period
------  -------------------     --------     ----------  ---------    -------------
 1996         $  132             $1,960       $   (377)   $   870        $   2,585
 1997         $2,585             $6,185       $ (4,309)   $   583        $   5,044
 1998         $5,044             $9,431       $(12,772)   $13,273        $  14,976

                             Deferred Tax Asset Valuation
-----------------------------------------------------------------------------------
                               Charged to
            Balance at         Costs and                                Balance at
Period  Beginning of Period     Expenses     Deductions    Other      End of Period
------  -------------------     --------     ----------    -----      -------------
 1996         $ 1,087            $ 1,641         $-         $-           $ 2,728
 1997         $ 2,728            $14,034         $-         $-           $16,762
 1998         $16,762            $21,506         $-         $-           $38,268

(1) Other additions represent the allowances for doubtful accounts, which were recorded in connection with business acquisitions.

14. OPERATING SEGMENT AND RELATED INFORMATION

The Company has three reportable operating segments based on management's organization of the enterprise into geographic areas - North America, Asia-Pacific and Europe. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and EBITDA. The Company defines EBITDA as net income (loss) before interest expense and interest income, income taxes, depreciation and amortization and other income (expense).

Operations and assets of the North American segment include shared corporate functions and assets which the Company does not allocate to its other geographic segments for management reporting purposes. Summary information with respect to the Company's segments is as follows (in thousands):

                                               Year Ended December 31,
                                        -------------------------------------
                                           1998          1997          1996
                                        ---------     ---------     ---------

Net Revenue
North America                           $ 188,008     $  74,359     $  16,573
Asia-Pacific                              172,757       183,126       151,253
Europe                                     60,863        22,712         5,146
                                        =========     =========     =========
     Total                              $ 421,628     $ 280,197     $ 172,972
                                        =========     =========     =========

EBITDA
North America                           $ (14,420)    $ (14,709)    $  (5,965)
Asia-Pacific                                1,482        (5,856)        2,207
Europe                                      2,018        (2,591)       (2,229)
                                        =========     =========     =========
      Total                             $ (10,920)    $ (23,156)    $  (5,987)
                                        =========     =========     =========

Capital Expenditures
North America                           $  33,431     $  12,441     $   7,453
Asia-Pacific                               24,589        16,506         4,263
Europe                                     17,763        10,518         1,029
                                        =========     =========     =========
     Total                              $  75,983     $  39,465     $  12,745
                                        =========     =========     =========

                                                     December 31,
                                        -------------------------------------
                                          1998          1997          1996
                                        ---------     ---------     ---------
Assets
North America                           $ 507,356     $ 249,109     $  67,575
Asia-Pacific                              109,290        83,476        62,823
Europe                                     57,317        22,808         5,211
                                        =========     =========     =========
     Total                              $ 673,963     $ 355,393     $ 135,609
                                        =========     =========     =========

The above expenditures for long-lived assets exclude assets acquired in business combinations and under terms of capital leases.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 1998 and 1997:

                                        For the quarter ended
                  ------------------------------------------------------------------------
                    March 31, 1998  June 30, 1998    September 30, 1998  December 31, 1998
                  ------------------------------------------------------------------------
                                            (in thousands)
Net Revenue             $ 80,051       $ 99,475           $116,047          $126,055
Gross Margin            $ 11,329       $ 15,349           $ 19,490          $ 22,444
Net Loss                $(12,317)      $(14,793)          $(19,035)         $(17,503)

                                        For the quarter ended
                  --------------------------------------------------------------------
                  March 31, 1997  June 30, 1997  September 30, 1997 December 31, 1997
                  --------------------------------------------------------------------
                                            (in thousands)
Net Revenue               $59,036        $70,045           $ 73,018          $ 78,098
Gross Margin              $ 4,002        $ 5,867           $  7,752          $  9,845
Net Loss                  $(4,907)       $(8,875)          $(10,591)         $(11,866)

16. SUBSEQUENT EVENTS

      On March 31, 1999, the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the "LTN Companies"), for approximately $36 million in cash (including payments made in exchange for certain non-competition agreements). In addition, on March 31, 1999, the Company entered into an agreement to purchase for $14 million in cash substantially all of the operating assets of Wintel CNC Communications Inc. and Wintel CNT Communications Inc. (the "Wintel Companies"), which are Canada-based long distance telecommunications providers affiliated with the LTN Companies. The purchase of the assets of the Wintel Companies is expected to close in early May 1999. If the LTN companies and the Wintel Companies collectively achieve certain financial goals during the first half of 1999, the Company has agreed to pay up to an additional $4.6 million in cash.

      In February 1999 the Company purchased the remaining 40% of Hotkey Internet Services Pty., Ltd. ("Hotkey"), a Melbourne, Australia-based Internet service provider. The remaining 40% was purchased for approximately $1.1 million comprised of $0.3 million in cash and 57,025 shares of the Company's common stock.

      On February 5, 1999 the Company acquired all of the outstanding shares in the capital of GlobalServe Communications, Inc., a privately held Internet services provider ("ISP") based in Toronto, Canada. The purchase price of approximately $4.2 million was comprised of $2.1 million in cash and 142,806 shares of the Company's common stock.

      On January 29, 1999 the Company completed the sale of $200 million 11 1/4% Senior Notes ("1999 Senior Notes") due 2009 with semi-annual interest payments. The $192.5 million in net proceeds of the 1999 Senior Notes will be used to fund capital expenditures to expand and develop the Company's global Network and other corporate purposes.