Form 10-Q
period 1999-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1999-05-14
CIK 1006837

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.


                 For the quarterly period ended March 31, 1999


                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.


                         Commission File No. 0-29-092


                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
            (Exact name of registrant as specified in its charter)



            Delaware
(State or other jurisdiction of                          54-1708481
incorporation or organization)              (I.R.S. Employer Identification No.)


1700 Old Meadow Road, Suite 300, McLean, VA                     22102
(Address of principal executive offices)                      (Zip Code)



                                (703) 902-2800
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding as of
         Class                                            April 30, 1999
         -----                                        ------------------------

Common Stock , $.01 par value                               28,439,746


==============================================================================

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                              INDEX TO FORM 10-Q


                                                                                                          Page No.
                                                                                                          --------

Part I.  FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS

          Consolidated Statement of Operations...............................................................  1

          Consolidated Balance Sheet.........................................................................  2

          Consolidated Statement of Cash Flows...............................................................  3

          Consolidated Statement of Comprehensive Loss.......................................................  4

          Notes to Consolidated Financial Statements.........................................................  5

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

           CONDITION AND RESULTS OF OPERATIONS...............................................................  8

     Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

           ABOUT MARKET RISK................................................................................. 12

Part II.  OTHER INFORMATION

     Item 1.      LEGAL PROCEEDINGS.......................................................................... 13

     Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................. 13

     Item 3.      DEFAULTS UPON SENIOR SECURITIES............................................................ 13

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS............................................. 13

     Item 5.  OTHER INFORMATION.............................................................................. 13

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................... 13

SIGNATURE.................................................................................................... 14

EXHIBIT INDEX................................................................................................ 15

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)

                                              Three Months Ended
                                                   March 31,
                                            -----------------------
                                              1999           1998
                                            --------       --------
NET REVENUE                                  $131,228       $ 80,051
COST OF REVENUE                               104,596         68,722
                                             --------       --------

GROSS MARGIN                                   26,632         11,329
                                             --------       --------

OPERATING EXPENSES
   Selling, general and administrative         29,296         15,377
   Depreciation and amortization                8,976          3,478
                                             --------       --------

       Total operating expenses                38,272         18,855
                                             --------       --------

LOSS FROM OPERATIONS                          (11,640)        (7,526)

INTEREST EXPENSE                              (16,770)        (7,175)
INTEREST INCOME                                 3,255          2,384
                                             --------       --------

LOSS BEFORE INCOME TAXES                      (25,155)       (12,317)
INCOME TAXES                                        -              -
                                             --------       --------

NET LOSS                                     $(25,155)      $(12,317)
                                             ========       ========

BASIC AND DILUTED NET
   LOSS PER COMMON SHARE                     $  (0.89)      $  (0.62)
                                             ========       ========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   28,317         19,717
                                             ========       ========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                                                            March 31,    December 31,
                                                                              1999           1998
                                                                          -------------  -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $ 268,530      $ 136,196
  Restricted investments                                                      27,464         25,729
  Accounts receivable (net of allowance for
    doubtful accounts of  $13,564 and $14,976)                               102,510         92,531
  Prepaid expenses and other current assets                                   20,876         13,505
                                                                           ---------      ---------
    Total current assets                                                     419,380        267,961
RESTRICTED INVESTMENTS                                                        10,546         24,894
PROPERTY AND EQUIPMENT - Net                                                 171,013        158,873
INTANGIBLES - Net                                                            214,347        205,039
OTHER ASSETS                                                                  27,508         17,196
                                                                           ---------      ---------
  TOTAL ASSETS                                                             $ 842,794      $ 673,963
                                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                         $  89,045      $  82,520
  Accrued expenses and other current liabilities                              42,658         42,958
  Accrued interest                                                            14,288         12,867
  Current portion of long-term obligations                                     5,204         22,423
                                                                           ---------      ---------
    Total current liabilities                                                151,195        160,768
LONG TERM OBLIGATIONS                                                        596,505        397,751
OTHER LIABILITIES                                                                 25            527
                                                                           ---------      ---------
    Total liabilities                                                        747,725        559,046
                                                                           ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - authorized 2,455,000 shares;
    none issued and outstanding                                                    -              -
  Common stock, $.01 par value - authorized 80,000,000
     shares; issued and outstanding,
    28,404,934 and 28,059,063 shares                                             284            281
  Additional paid-in capital                                                 238,569        234,549
  Accumulated deficit                                                       (136,808)      (111,653)
  Accumulated other comprehensive loss                                        (6,976)        (8,260)
                                                                           ---------      ---------
    Total stockholders' equity                                                95,069        114,917
                                                                           ---------      ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 842,794      $ 673,963
                                                                           =========      =========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                         -----------------------
                                                                                           1999           1998
                                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                 $(25,155)      $(12,317)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation, amortization and accretion                                                  9,067          3,567
   Sales allowance                                                                           2,833          1,724
   Stock issuance - 401(k) plan employer match                                                  62             20
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                             (12,342)       (11,020)
    (Increase) decrease in prepaid expenses and
     other current assets                                                                   (7,118)        (1,576)
    (Increase) decrease in other assets                                                     (2,272)          (325)
    Increase (decrease) in accounts payable                                                  5,512          9,876
    Increase (decrease) in accrued expenses,
     other current liabilities and other liabilities                                        (2,179)          (413)
    Increase (decrease) in accrued interest payable                                          1,419         (6,609)
                                                                                          --------       --------
        Net cash provided by (used in) operating activities                                (30,173)       (17,073)
                                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                        (16,391)       (11,369)
 (Purchase) sale of restricted investments                                                  12,612         12,072
 Cash used for business acquisitions, net of cash acquired                                  (7,825)        (1,627)
                                                                                          --------       --------

        Net cash provided by (used in) investing activities                                (11,604)          (924)
                                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital leases and long-term obligations                            (18,961)          (316)
 Proceeds from sale of common stock and exercise of employee
     stock options                                                                             203            496
 Proceeds from issuance of long-term obligations                                           200,000           (114)
 Deferred financing costs                                                                   (7,500)             -
                                                                                          --------       --------
        Net cash provided by (used in) financing activities                                173,742             66
                                                                                          --------       --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                                                          369             80
                                                                                          --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    132,334        (17,851)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               136,196        115,232
                                                                                          --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                    $268,580       $ 97,381
                                                                                          ========       ========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                (in thousands)

                                                   Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                   1999          1998
                                                 --------      --------
NET LOSS                                          $(25,155)     $(12,317)

OTHER COMPREHENSIVE GAIN (LOSS) -
  Foreign currency translation adjustment            1,284         1,103
                                                  --------      --------


COMPREHENSIVE LOSS                                $(23,871)     $(11,214)
                                                  ========      ========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Primus Telecommunications Group, Incorporated (the "Company" or "Primus") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

(2)  Acquisitions
     ------------

     On March 31, 1999 the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the "LTN Companies"), for approximately $36 million in cash, including payments made in exchange for certain non-competition agreements. The acquisition of the LTN Companies will be reflected in the Company's financial statements beginning on April 1, 1999. In addition, on May 3, 1999 the Company purchased for approximately $15 million in cash substantially all of the operating assets of Wintel CNC Communications, Inc. and Wintel CNT Communications, Inc. (the "Wintel Companies"), which are Canadian-based long distance telecommunications providers affiliated with the LTN Companies. If the LTN Companies and the Wintel Companies collectively achieve certain financial goals during the first half of 1999, the Company has agreed to pay an additional amount of up to approximately $5 million in cash.

     In February 1999 the Company purchased the remaining non-Company owned 40% of Hotkey Internet Services Pty., Ltd. ("Hotkey"), a Melbourne, Australia-based Internet service provider ("ISP"). The purchase price for the additional 40% ownership of Hotkey was approximately $1.1 million comprised of $0.3 million in cash and 57,025 shares of the Company's common stock.

     In February 1999 the Company acquired all of the outstanding shares of GlobalServe Communications, Inc., a privately held ISP based in Toronto, Canada. The purchase price of approximately $4.4 million was comprised of $2.2 million in cash and 142,806 shares of the Company's common stock.

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

     The Company has accounted for all of these acquisitions using the purchase method. Accordingly, the results of operations of the acquired entities are included in the consolidated results of operations of the Company as of the date of their respective acquisitions.

(3) Long Term Obligations
    ---------------------

    Long-term obligations consist of the following (in thousands):

                                                                                 March 31,                  December 31,
                                                                                   1999                        1998
                                                                                (Unaudited)
                                                                           -------------------        ---------------------
     Obligations under capital leases                                                 $ 28,237                     $ 28,268
     Revolving Credit Agreement                                                              -                       17,819
     Senior Notes                                                                      573,069                      372,978
     Other long-term obligations                                                           403                        1,109
                                                                                      --------                     --------

            Subtotal                                                                   601,709                      420,174
     Less: Current portion of long term obligations                                     (5,204)                     (22,423)
                                                                                      --------                     --------
                                                                                      $596,505                     $397,751
                                                                                      ========                     ========


   On January 29, 1999 the Company completed the sale of $200 million 11 1/4% Senior Notes (the "1999 Senior Notes") due 2009 with semi-annual interest payments.

   In January 1999, the Company voluntarily repaid in full and subsequently terminated the Trescom senior secured revolving credit facility (the "Revolving Credit Agreement").

   (4) Operating Segment and Related Information
       -----------------------------------------

   The Company has three reportable operating segments based on management's organization of the enterprise into geographic areas North America, Asia-Pacific and Europe. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income/(loss) from operations. Operations of the North America segment include shared corporate functions and assets that the Company does not allocate to its other geographic segments for management reporting purposes. Summary information with respect to the Company's segments is as follows (in thousands):

                                                                                 Three Months Ended March 31,
                                                                  ------------------------------------------------------
                                                                              1999                          1998
                                                                  ------------------------       -----------------------
     Net Revenue
     North America                                                                $ 62,186                       $26,310
     Asia-Pacific                                                                   44,410                        44,659
     Europe                                                                         24,632                         9,082
                                                                                  --------                       -------
          Total                                                                   $131,228                       $80,051
                                                                                  ========                       =======

     Income/(Loss) from Operations
     North America                                                                $ (8,289)                      $(5,320)
     Asia-Pacific                                                                   (2,860)                       (1,559)
     Europe                                                                           (491)                         (647)
                                                                                  --------                       -------
          Total                                                                   $(11,640)                      $(7,526)
                                                                                  ========                       =======

(5) New Accounting Pronouncements
    -----------------------------

    In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities was issued. SFAS 133 established standards for the accounting and reporting of derivative instruments and hedging activities and require that all derivative financial instruments be measured at fair value and recognized as assets or liabilities in the financial statements. The Statement will be adopted by the Company during fiscal 2000, and the Company is currently evaluating the impact of such adoption.

    In April 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SoP") 98-5, Reporting on the Costs of Start-Up Activities. SoP 98-5 provides guidance on the financial reporting of start-up and organizational costs. The effect of adopting SoP 98-5 is not expected to have a material effect on the financial position, results of operation or liquidity of the Company.

(6) Reclassifications
    -----------------

    Certain previous year amounts have been reclassified to conform to the current year presentation.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview

   Primus is a facilities-based global telecommunications company that offers international and domestic long distance, Internet access and data, and other telecommunications services to business, residential and carrier customers in North America and in selected markets within both the Asia-Pacific region and Europe. The Company seeks to capitalize on the increasing demand for high-quality international telecommunications services resulting from the globalization of the world's economies and the worldwide trend toward telecommunications deregulation and the growth of data and Internet traffic. Primus provides service over its network which includes (i) 12 international gateway switches in the Unites States, Australia, Canada, Germany, Japan, Puerto Rico and the United Kingdom, (ii) four domestic switches in Australia,
   (iii) data and Internet access switches in Australia and Canada, (iv) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems and (v) an international satellite earth station located in London. Utilizing this network, along with resale arrangements and foreign carrier agreements, the Company provides service to over 650,000 customers.

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

   Other Operating Data

   The following information for the three months ended March 31, 1999 and 1998 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.

                         ---------------------------------------------------------------------------------------------
                                                         Three Months Ended March 31, 1999
                         ----------------------------------------------------------------------------------------------
                                  Net                                  Minutes of Long Distance Use
                                                -----------------------------------------------------------------------
                                Revenue              International               Domestic                   Total
                         ------------------     --------------------      --------------------     --------------------

North America                    $ 62,186                  205,194                    67,958                  273,152
Asia-Pacific                       44,410                   35,113                    85,054                  120,167
Europe                             24,632                   97,133                    21,516                  118,649
                         ----------------           --------------            --------------           --------------

Total                            $131,228                  337,440                   174,528                  511,968
                         ================           ==============            ==============           ==============

                        ----------------------------------------------------------------------------------------------
                                                         Three Months Ended March 31, 1998
                         ----------------------------------------------------------------------------------------------
                                  Net                                  Minutes of Long Distance Use
                                                -----------------------------------------------------------------------
                                Revenue              International               Domestic                   Total
                         ------------------     --------------------      --------------------     --------------------
North America                       $26,310                   78,950                    20,138                   99,088
Asia-Pacific                         44,659                   24,596                    61,151                   85,747
Europe                                9,082                   22,944                    11,462                   34,406
                         ------------------     --------------------      --------------------     --------------------

Total                               $80,051                  126,490                    92,751                  219,241
                         ==================     ====================      ====================     ====================

   Results of operations for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998

   Net revenue increased $51.1 million or 64%, from $80.1 million for the three months ended March 31, 1998 to $131.2 million for the three months ended March 31, 1999. Of the increase, $35.9 million was associated with the North American operations, which represents a growth rate of 136%. The growth reflects increased traffic volumes in business and ethnic residential retail operations and in carrier operations, and includes operations of TresCom in the 1999 results. The European net revenue increased $15.5 million from $9.1 million for the three months ended March 31, 1998 to $24.6 million for the three months ended March 31, 1999, a growth rate of 171%. The European net revenue increase is attributable to increased traffic volumes in business and residential retail traffic operations, the addition of carrier operations in the United Kingdom and the addition of carrier and retail operations in Germany. The Company's Asia-Pacific net revenue decreased slightly from $44.7 million for the three months ended March 31, 1998 to $44.4 million for the three months ended March 31, 1999. The Asia-Pacific net revenue decrease in United States dollar terms is a result of a 7% decrease in the Australian dollar's average exchange rate period over period. Net revenue of the Australian operations, in Australian dollar terms, grew as a result of increased traffic from retail residential and business customers and from the addition of data and Internet services.

   Cost of revenue increased $35.9 million, from $68.7 million, or 85.8% of net revenue, for the three months ended March 31, 1998 to $104.6 million, or 79.7% of net revenue, for the three months ended March 31, 1999. The increase in the cost of revenue is attributable to the increase in traffic volumes and associated net revenue growth. The cost of revenue as a percentage of net revenue decreased by 610 basis points as a result of the continuing expansion of the Company's global network, a greater mix of retail versus carrier traffic and the continuing migration of existing and newly generated customer traffic onto the Company's network and new higher margin product offerings such as data and Internet services.

   Selling, general and administrative expenses increased $13.9 million, from $15.4 million for the three months ended March 31, 1998, to $29.3 million for the three months ended March 31, 1999. The increase is attributable to the addition of expense from acquired operations including TresCom and GlobalServe and increased advertising and promotional expenses associated with the Company's retail marketing campaigns.

   Depreciation and amortization expense increased from $3.5 million for the three months ended March 31, 1998 to $9.0 million for the three months ended March 31, 1999. The increase is associated with increased amortization expense related to intangible assets arising from the Company's acquisitions of TresCom, GlobalServe and Hotkey and increased depreciation expense related to capital expenditures for fiber optic cable, switching and other network equipment being placed into service.

   Interest expense increased from $7.2 million for the three months ended March 31, 1998 to $16.8 million for the three months ended March 31, 1999. The increase is primarily due to the additional debt incurred pursuant to the 11 1/4% Senior Notes due 2009 (the "1999 Senior Notes") and, to a lesser extent, additional capital lease financings.

   Interest income increased from $2.4 million for the three months ended March 31, 1998 to $3.3 million for the three months ended March 31, 1999. The increase is a result of the investment of the net proceeds from the Company's 1999 Senior Notes offering.

   Liquidity and Capital Resources

   The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment, and fiber optic cable transmission capacity, interest and principal payments on outstanding indebtedness, and acquisitions of and strategic investments in businesses. The Company has financed its growth to date through public offerings and private placements of debt and equity securities and capital lease financing.

   Net cash used in operating activities was $30.2 million for the three months ended March 31, 1999 as compared to net cash used in operating activities of $17.1 million for the three months ended March 31, 1998. The increase in operating cash used is primarily comprised of an increase in the net loss of $12.8 million.

   Net cash used in investing activities was $11.6 million for the three months ended March 31, 1999 compared to net cash used in investing activities of $0.9 million for the three months ended March 31, 1998. Net cash used in investing activities during the three months ended March 31, 1999 includes $16.4 million of capital expenditures primarily for the expansion of the Company's global network, $7.8 million for business acquisition, partially offset by $12.6 million of cash provided by the sale of restricted investments used to fund interest payments on the 11 3/4% Senior Notes due 2007 (the "1997 Senior Notes").

   Net cash provided by financing activities was $173.7 million for the three months ended March 31, 1999 as compared to net cash provided by financing activities of $0.1 million during the three months ended March 31, 1998. Cash provided by financing activities in the three months ended March 31, 1999 resulted primarily from $192.5 million of net proceeds of the 1999 Senior Notes offering, offset by the $17.8 million net repayment of the Revolving Credit Agreement.

   The Company anticipates aggregate capital expenditures of approximately $100 million during the remainder of 1999. Such capital expenditures will be primarily for international and domestic switches and points of presence, international and domestic fiber optic cable capacity for new and existing routes, satellite earth station facilities, other transmission equipment, and back office support systems.

   On March 31, 1999 the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the "LTN Companies"), for approximately $36 million in cash, including payments made in exchange for certain non-competition agreements. The acquisition of the LTN Companies will be reflected in the Company's financial statements beginning on April 1, 1999. In addition, on May 3, 1999 the Company purchased for approximately $15 million in cash substantially all of the operating assets of

   Wintel CNC Communications, Inc. and Wintel CNT Communications, Inc. (the "Wintel Companies"), which are Canadian-based long distance telecommunications providers affiliated with the LTN Companies. If the LTN Companies and the Wintel Companies collectively achieve certain financial goals during the first half of 1999, the Company has agreed to pay an additional amount of up to approximately $5 million in cash.

   The Company believes that its cash, cash equivalents, and restricted investments along with available capital lease financing (subject to the limitations in the Indentures related to the Company's Senior Notes) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, and other cash needs for its operations for at least until the end of 2000. The semi-annual interest payments due under the 1997 Senior Notes through August 1, 2000 have been pre-funded and will be paid from restricted investments. The Company is continually evaluating the expansion of its service offerings and plans to make further investments in and enhancements to its Network and distribution channels (including the acquisitions) in order to expand its service offerings. In order to fund these additional cash requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources. Additionally, if the Company's plans or assumptions change (including those with respect to the development of the network, the level of its operations and its operating cash flow), if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove insufficient, the Company may be required to seek additional capital sooner than expected. In the event that the Company is unable to obtain such additional capital or is unable to obtain such additional capital on acceptable terms, it may be required to reduce the scope of its expansion, which could adversely affect its business prospects and its ability to compete. There can be no assurance that the Company will be able to raise equity capital, obtain capital lease or bank financing or incur other borrowings on commercially reasonable terms, if at all, to fund any such expansion or otherwise.

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

   Compliance Program. Beginning in 1998, Primus began a comprehensive inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems. Primus expects to complete its inventory and assessment by June 30, 1999 and has begun repairing or replacing the most critical network elements and significant management systems that are determined not to be Year 2000 compliant.
   Primus expects to complete the repair, replacement, testing and certification of substantially all non-compliant network elements by September 30, 1999. Primus is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance.

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

   Costs. Primus expects to incur approximately $3 to $5 million in expenditures in 1999 to complete its Year 2000 compliance program. The costs of modifying the Company's network elements, software and systems for Year 2000 compliance are being funded from existing cash resources and are being charged as expenses as incurred.

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

   Special Note Regarding Forward Looking Statements

   Statements in this Form 10-Q, including those concerning the Company's expectations of future sales, net revenue, gross profit, net income, network development, traffic development, capital expenditures, selling, general and administrative expenses, service introductions and cash requirements include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors, which could cause results to differ from expectations, include risks associated with Primus's limited operating history; entry into developing markets; managing rapid growth; substantial indebtedness; liquidity; historical and future operating losses; acquisition and strategic investment risks; intense competition; dependence on transmission facilities-based carriers; international operations; dependence on effective information systems; industry changes; network development; dependence on key personnel and government regulations. These factors are discussed more fully in the Company's 1998 Form 10-K and the Prospectus dated May 7, 1999 filed with the Securities and Exchange Commission.

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's primary market risk exposures relate to changes in foreign currency exchange rates and to changes in interest rates.

   Foreign currency - Although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in foreign currency exchange rates may have a significant effect on the Company's results of operations. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive loss" within the stockholders' equity section of the consolidated balance sheet. The Company historically has not engaged in hedging transactions.

   Interest rates - The Company's financial instruments that are sensitive to changes in interest rates are its 1997, 1998 and 1999 Senior Notes. The aggregate fair value of the 1997, 1998 and 1999 Senior Notes approximates their face value.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On January 20, 1999, the Company amended the indenture relating to the 1997 Senior Notes to modify exceptions to the debt incurrence covenant, an exception to the restricted payments covenant, and the definitions of "permitted investments" and "permitted liens", in each case to conform such provisions substantially to the corresponding provisions of the 1998 and 1999 Senior Notes.

         (b) On February 2, 1999, the Company acquired the shares of Hotkey that it did not already own for $0.3 million in cash and 57,025 shares of the Company's common stock. On February 9, 1999, the Company acquired all of the outstanding equity of GlobalServe for $2.2 million in cash and 142,806 shares of the Company's common stock. The Company issued these shares in reliance on the exemption from registrations provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits (see index on page 15)

         (b) Reports on Form 8-K

             Not applicable.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED



Date May 14, 1999           By:  /s/ Neil L. Hazard
     ---------------------       ------------------

                                 Neil L. Hazard
                                 (Executive Vice President and Chief
                                  Financial Officer)


Date May 14, 1999          By:  /s/ Thomas R. Kloster
     --------------------       ---------------------

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

 4.1 Specimen Certificate of Primus Common Stock; Incorporated by reference to Exhibit 4.1 of the IPO Registration Statement.

 4.2 Form of Indenture of Primus regarding the 1997 Senior Notes (the "1997 Indenture"); Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, No 333-30195 (the "1997 Senior Note Registration Statement").

 4.3 Form of Supplemental Indenture of Primus to the 1997 Indenture dated January 20, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4/A, No 333-76965 (the "1999 Exchange Offer Registration Statement").

 4.4       Form of Warrant Agreement of Primus; Incorporated by reference to
           Exhibit 4.2 of the 1997 Senior Note Registration Statement.

 4.5 Indenture, dated May 19, 1998, between Primus Telecommunications Group, Incorporated and First Union National Bank; Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4, No 333-58547 (the "1998 Senior Note Registration Statement").

 4.6 Specimen 9 7/8% Senior Note due 2008; Incorporated by reference to Exhibit A included in Exhibit 4.4 of the 1998 Senior Note Registration Statement.

 4.7 Indenture, dated January 29, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.7 of the 1999 Exchange Offer Registration Statement.

 4.8 Specimen 11 1/4% Senior Note due 2009; Incorporated by reference to Exhibit A included in Exhibit 4.7 of the 1999 Exchange Offer Registration Statement.

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

27.1       Financial Data Schedule for the three months ended March 31, 1999
           Exhibit 27.1