Form 10-Q
period 1999-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1999-08-13
CIK 1006837

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.


                 For the quarterly period ended June 30, 1999


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                               Outstanding as of
                 Class                            July 31, 1999
                 -----                          -----------------
       Common Stock, $.01 par value                 28,707,691

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

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Statement of Operations................. 1

                  Consolidated Balance Sheet........................... 2

                  Consolidated Statement of Cash Flows................. 3

                  Consolidated Statement of Comprehensive Loss......... 4

                  Notes to Consolidated Financial Statements........... 5

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS................ 8


         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK..................................14


Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS....................................15

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............15

         Item 3.  DEFAULTS UPON SENIOR SECURITIES......................15

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..15

         Item 5.  OTHER INFORMATION....................................15

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................16

SIGNATURE..............................................................17

EXHIBIT INDEX..........................................................18

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)




                                                    Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                 ---------------------------     -------------------------
                                                    1999             1998            1999          1998
                                                 ----------       ----------      ----------    ----------
NET REVENUE                                      $ 185,626       $  99,475        $ 316,854      $ 179,526
COST OF REVENUE                                    142,860          84,126          247,456        152,848
                                                 ---------       ---------        ---------      ---------
GROSS MARGIN                                        42,766          15,349           69,398         26,678
                                                 ---------       ---------        ---------      ---------

OPERATING EXPENSES
   Selling, general and administrative              41,553          18,990           70,849         34,367
   Depreciation and amortization                    12,514           4,433           21,490          7,911
                                                 ---------       ---------        ---------      ---------
       Total operating expenses                     54,067          23,423           92,339         42,278
                                                 ---------       ---------        ---------      ---------

LOSS FROM OPERATIONS                               (11,301)         (8,074)         (22,941)       (15,600)

INTEREST EXPENSE                                   (17,523)         (9,605)         (34,293)       (16,780)
INTEREST INCOME                                      2,756           2,886            6,011          5,270
                                                 ---------       ---------        ---------      ---------

LOSS BEFORE INCOME TAXES                           (26,068)        (14,793)         (51,223)       (27,110)
INCOME TAXES                                             -               -                -              -
                                                 ---------       ---------        ---------      ---------

NET LOSS                                         $ (26,068)      $ (14,793)       $ (51,223)     $ (27,110)
                                                 =========       =========        =========      =========
BASIC AND DILUTED NET
   LOSS PER COMMON SHARE                         $   (0.92)      $   (0.68)       $   (1.80)     $   (1.30)
                                                 =========       =========        =========      =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                        28,486          21,829           28,402         20,779
                                                 =========       =========        =========      =========


                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)



                                                                          June 30,                   December 31,
                                                                            1999                        1998
                                                                        (unaudited)
                                                                       --------------              --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $   168,679                   $  136,196
  Restricted investments                                                    27,825                       25,729
  Accounts receivable (net of allowance for
    doubtful accounts of  $28,410 and $14,976)                             146,168                       92,531
  Prepaid expenses and other current assets                                 45,456                       13,505
                                                                       -----------                   ----------
       Total current assets                                                388,128                      267,961
RESTRICTED INVESTMENTS                                                      10,736                       24,894
PROPERTY AND EQUIPMENT - Net                                               216,623                      158,873
INTANGIBLES - Net                                                          384,404                      205,039
OTHER ASSETS                                                                28,553                       17,196
                                                                       -----------                   ----------
     TOTAL ASSETS                                                      $ 1,028,444                   $  673,963
                                                                       ===========                   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                     $   122,488                   $   82,520
  Accrued expenses and other current liabilities                           144,677                       42,958
  Accrued interest                                                          22,728                       12,867
  Current portion of long-term obligations                                  15,055                       22,423
                                                                       -----------                   ----------
       Total current liabilities                                           304,948                      160,768
LONG TERM OBLIGATIONS                                                      649,909                      397,751
OTHER LIABILITIES                                                               25                          527
                                                                       -----------                   ----------
       Total liabilities                                                   954,882                      559,046
                                                                       -----------                   ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized
       2,455,000 shares; none issued and outstanding                             -                            -
     Common stock, $.01 par value - authorized
       80,000,000 shares; issued and outstanding,
       28,658,488, and 28,059,063 shares                                       287                          281
     Additional paid-in capital                                            242,536                      234,549
     Accumulated deficit                                                  (162,876)                    (111,653)
     Accumulated other comprehensive loss                                   (6,385)                      (8,260)
                                                                       -----------                   ----------
       Total stockholders' equity                                           73,562                      114,917
                                                                       -----------                   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,028,444                   $  673,963
                                                                       ===========                   ==========


                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)





                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                  -------------------------------
                                                                                      1999                1998
                                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $  (51,223)        $  (27,110)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation, amortization and accretion                                            21,670              8,092
  Sales allowance                                                                      8,361              4,212
  Stock issuance - 401(k) plan employer match                                            118                 39
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                       (23,709)           (20,287)
    (Increase) decrease in prepaid expenses and
     other current assets                                                            (24,241)            (7,671)
    (Increase) decrease in other assets                                               (3,476)            (2,014)
    Increase (decrease) in accounts payable                                           13,354              9,963
    Increase (decrease) in accrued expenses,
     other current liabilities and other liabilities                                  38,193              1,458
    Increase (decrease) in accrued interest payable                                    9,859              1,601
                                                                                  ----------         ----------
      Net cash provided by (used in) operating activities                            (11,094)           (31,717)
                                                                                  ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                  (45,395)           (36,029)
 (Purchase) sale of restricted investments                                            12,062             11,196
 Cash used for business acquisitions, net of cash acquired                           (92,594)            (1,165)
                                                                                  ----------         ----------

      Net cash provided by (used in) investing activities                           (125,927)           (25,998)
                                                                                  ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital leases and long-term obligations                      (20,419)            (2,129)
 Proceeds from sale of common stock and exercise of employee
     stock options                                                                     1,396              1,903
 Proceeds from issuance of long-term obligations, net                                192,500            145,549
                                                                                  ----------         ----------
      Net cash provided by (used in) financing activities                            173,477            145,323
                                                                                  ----------         ----------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                                                 (3,973)              (147)
                                                                                  ----------         ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               32,483             87,461
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR                                                                                136,196            115,232
                                                                                  ----------         ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                            $  168,679         $  202,693
                                                                                  ==========         ==========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                (in thousands)
                                  (unaudited)






                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                      ---------------------------       --------------------------
                                                           1999             1998           1999            1998
                                                       ----------      ----------       ----------      ----------

NET LOSS                                               $  (26,068)     $  (14,793)      $  (51,223)     $  (27,110)

OTHER COMPREHENSIVE GAIN (LOSS) -
  Foreign currency translation adjustment                     591          (2,312)           1,875          (1,209)
                                                       ----------      ----------       ----------      ----------

COMPREHENSIVE LOSS                                     $  (25,477)     $  (17,105)      $  (49,348)     $  (28,319)
                                                       ==========      ==========       ==========      ==========


                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Primus Telecommunications Group, Incorporated (the "Company" or "Primus") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

(2)  Acquisitions
     ------------

     Effective June 1, 1999, the Company purchased the global retail customer business of Telegroup, Inc. including the acquisition of selected Telegroup, Inc. foreign subsidiaries ("Telegroup"). The purchase price for Telegroup of $94.0 million included $22.2 million for certain current assets including accounts receivable. The Telegroup purchase price was paid through the issuance of $45.5 million of 11 1/4% senior notes due 2009 ("Telegroup Notes"), the issuance of a $4.6 million short-term promissory note ("Telegroup Promissory Note") and $43.9 million in cash.

     Selected pro forma operating results for the six months ended June 30, 1999 give effect to the Telegroup acquisition and the issuance of the Telegroup Notes, as if each had occurred on January 1, 1999. Pro forma operating results for the six months ended June 30, 1998 give effect to the Telegroup acquisition and the issuance of the Telegroup Notes, and the Company's June 1998 merger with TresCom International, Incorporated ("TresCom"), as if each had occurred on January 1, 1998. The unaudited results below are presented in thousands, except per share amounts.

                                                        Six Months                Six Months
                                                           Ended                     Ended
                                                       June 30, 1999             June 30, 1998
                                                       -------------             -------------

     Net revenue                                         $ 409,098                 $ 349,956

     Net loss                                            $ (61,690)                $ (61,775)

     Basic and diluted net loss per share                $   (2.17)                $   (2.55)


     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations.


     In June 1999, the Company acquired Telephone Savings Network Limited (TelSN), a reseller of local Canadian services to small- and medium-sized business customers, for approximately $5 million in cash and stock.

     On May 31, 1999, the Company purchased the residential long distance customer base, customer support assets and residential Internet customers and network of AT&T Canada and ACC Telenterprises ("AT&T Canada") for a purchase price of $38.7 million comprised of $29.1 million in cash and a $9.6 million, 8.5% promissory note due November 30, 2000 ("AT&T Promissory Note").

     In May 1999, the Company acquired all of the outstanding shares of Tele-Communications Products/Internet Provider (TCP/IP) GmbH ("TCP/IP"), an independent German Internet service provider ("ISP"). TCP/IP operates the Contrib.Net Internet backbone.

     On March 31, 1999, the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide domestic and international long distance telecommunications services in Canada (the "LTN Companies") for $35.8 million in cash, including payments made in exchange for certain non-competition agreements. On May 3, 1999 the Company purchased for $14.6 million in cash substantially all of the operating assets of Wintel CNC Communications, Inc. and Wintel CNT Communications, Inc. (the "Wintel Companies"), which are Canada-based long distance telecommunications providers affiliated with the LTN Companies.

     In February 1999, the Company acquired the remaining 40% interest in Hotkey Internet Services Pty. Limited in Australia that it did not previously own for a purchase price of approximately $1.1 million comprised of $0.3 million in cash and 57,025 shares of the Company's common stock.

     In February 1999 the Company acquired all of the outstanding shares of GlobalServe Communications, Inc. ("GlobalServe"), a privately held ISP in Canada. The purchase price of approximately $4.4 million was comprised of $2.2 million in cash and 142,806 shares of the Company's common stock.

     The Company has accounted for all of these acquisitions using the purchase method. Accordingly, the results of operations of the acquired entities are included in the consolidated results of operations of the Company as of the date of their respective acquisitions.

(3)  Long-Term Obligations
     ---------------------

     Long-term obligations consist of the following (in thousands):


                                                               June 30,              December 31,
                                                                1999                    1998
                                                             (unaudited)
                                                             -----------             ------------
     Obligations under capital leases                         $ 26,863                  $ 28,268
     Revolving Credit Agreement                                      -                    17,819
     Senior notes                                              618,626                   372,978
     Other long-term obligations                                19,475                     1,109
                                                             ---------                 ---------

            Subtotal                                           664,964                   420,174
     Less: Current portion of long-term obligations            (15,055)                  (22,423)
                                                             ---------                 ---------
            Total                                            $ 649,909                 $ 397,751
                                                             =========                 =========


     In January 1999, the Company repaid in full and subsequently terminated the Trescom senior secured revolving credit facility (the "Revolving Credit Agreement").

     On January 29, 1999 the Company completed the sale of $200 million aggregate principal amount of 11 1/4% senior notes due 2009 ("1999 Senior Notes") with semi-annual interest payments.

     In June 1999, in connection with the Telegroup acquisition, the Company issued an additional $45.5 million aggregate principal amount of 11 1/4% senior notes due 2009 to Telegroup pursuant to the 1999 Senior Notes indenture.

     Other long-term obligations include the $9.6 million AT&T Promissory Note, a $4.7 million short-term payable related to the purchase of AT&T Canada's accounts receivables and the $4.6 million Telegroup Promissory Note.

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

                                                                             Three Months Ended June 30,
                                                                                    (unaudited)
                                                                      ----------------------------------------
                                                                           1999                         1998
                                                                      -------------                -------------
     Net Revenue
     North America                                                       $   90,696                    $  41,782
     Asia-Pacific                                                            56,084                       43,787
     Europe                                                                  38,846                       13,906
                                                                      -------------                -------------
          Total                                                          $  185,626                    $  99,475
                                                                      =============                =============

     Income/(Loss) from Operations
     North America                                                       $   (9,184)                    $ (7,538)
     Asia-Pacific                                                            (1,698)                        (266)
     Europe                                                                    (419)                        (270)
                                                                      -------------                -------------
          Total                                                          $  (11,301)                    $ (8,074)
                                                                      =============                =============

                                                                      June 30, 1999                December 31, 1998
                                                                       (unaudited)
                                                                      -------------                -----------------
     Assets
     North America                                                       $  813,488                     $507,356
     Asia-Pacific                                                           138,757                      109,290
     Europe                                                                  76,199                       57,317
                                                                      -------------                -------------
          Total                                                          $1,028,444                     $673,963
                                                                      =============                =============


(5)  New Accounting Pronouncements
     -----------------------------

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities was issued. SFAS 133 established standards for the accounting and reporting of derivative instruments and hedging activities and requires that all derivative financial instruments be measured at fair value and recognized as assets or liabilities in the financial statements. SFAS 133 will be adopted by the Company during fiscal 2000, and the Company is currently evaluating the impact of such adoption.

(6)  Reclassifications
     -----------------

     Certain previous year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Primus is a facilities-based global telecommunications company that offers international and domestic long distance and other telecommunications services to business, residential and carrier customers in North America and selected markets within both the Asia-Pacific region and Europe. The Company is capitalizing on the increasing demand for high-quality international telecommunications services, which is driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of data and Internet traffic. Primus provides service over its network which consists of (i) 19 carrier-grade switches, including 15 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom and four domestic switches in Australia, (ii) more than 100 points of presence and Internet access nodes within our principal service regions worldwide (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems and
(iv) an international satellite earth station located in London. Utilizing this network, along with resale arrangements and foreign carrier agreements, the Company provides service to over 1.7 million customers.

Net revenue is earned based on the number of minutes billable by the Company and is recorded upon completion of a call, adjusted for sales allowance. The Company generally prices its services at a savings compared to the major carriers operating in each country. The Company's net revenue is derived from carrying a mix of business, residential and carrier long distance voice, data and Internet traffic in Australia, Canada, and Germany, and in Australia and Canada from provision of local and cellular services.

Cost of revenue is comprised primarily of costs incurred from other domestic and foreign telecommunications carriers to originate, transport and terminate calls. The majority of the Company's cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the Company's most significant expense. As the Company increases the portion of traffic transmitted over its leased or owned facilities, fixed costs as a percentage of cost of revenue will proportionately increase.

Although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States; therefore, changes in foreign currency exchange rates may have a significant effect on the Company's results of operations. The Company historically has not engaged in hedging transactions and does not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks.

Other Operating Data

The following information for the three months ended June 30, 1999 and 1998 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.

                                                     Three Months Ended June 30, 1999
                                                                (unaudited)
                         ---------------------------------------------------------------------------------------
                                 Net                              Minutes of Long Distance Use
                                              ------------------------------------------------------------------
                               Revenue            International             Domestic                 Total
                         -----------------    -------------------     -------------------    -------------------
North America                     $ 90,696                276,128                 173,438                449,566
Asia-Pacific                        56,084                 36,815                 108,923                145,738
Europe                              38,846                129,277                  58,686                187,963
                         -----------------    -------------------     -------------------    -------------------

Total                             $185,626                442,220                 341,047                783,267
                         =================    ===================     ===================    ===================

                                                     Three Months Ended June 30, 1998
                                                                (unaudited)
                         ---------------------------------------------------------------------------------------
                                 Net                              Minutes of Long Distance Use
                                              ------------------------------------------------------------------
                               Revenue            International             Domestic                 Total
                         -----------------    -------------------     -------------------    -------------------
North America                      $41,782                111,029                  36,590                147,619
Asia-Pacific                        43,787                 29,865                  64,936                 94,801
Europe                              13,906                 49,028                  18,263                 67,291
                         -----------------    -------------------     -------------------    -------------------

Total                              $99,475                189,922                 119,789                309,711
                         =================    ===================     ===================    ===================

Results of operations for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998


Net revenue increased $86.1 million or 87% to $185.6 million for the three months ended June 30, 1999, from $99.5 million for the three months ended June 30, 1998. Of the increase, $48.9 million was associated with North American operations, representing a rate of growth of 117%. The growth reflects increased traffic volumes in business and ethnic residential retail operations and in carrier operations, and includes three months of operations of TresCom in the 1999 results versus 21 days of operations in the 1998 results. The 1999 results also reflect three months of results for the LTN and Wintel Companies and one month of results for Telegroup and AT&T Canada. The total of these acquisitions contributed $25.8 million to the North American increase. The Company's Asia-Pacific net revenue increased $12.3 million or 28% from $43.8 million for the three months ended June 30, 1998 to $56.1 million for the three months ended June 30, 1999. Net revenue of the Australian operations grew as a result of increased traffic from retail residential and business customers and from the addition of data and Internet services. The European net revenue increased $24.9 million, growing 179% from $13.9 million for the three months ended June 30, 1998 to $38.8 million for the three months ended June 30, 1999. The European net revenue increase is attributable to increased traffic volumes in the United Kingdom's business and residential retail traffic and carrier operations, increased retail and carrier traffic volumes in Germany, and the addition of one month of Telegroup net revenue.

Cost of revenue increased $58.8 million, from $84.1 million, for the three months ended June 30, 1998 to $142.9 million, for the three months ended June 30, 1999. As a percentage of net revenue, the cost of revenue decreased by 760 basis points from 84.6% to 77.0% primarily due to the continuing expansion of the Company's global network, a greater mix of retail versus carrier traffic, the continuing migration of existing and newly generated customer traffic onto the Company's network and new higher margin product offerings such as data and Internet services. The increase in the cost of revenue is attributable to the increase in traffic volumes and associated net revenue growth. The increase is also due to the addition of expense from acquired operations including the LTN Companies, the Wintel Companies, Telegroup and AT&T Canada.

Selling, general and administrative expenses increased $22.6 million to $41.6 million, or 22.4% of net revenue, for the three months ended June 30, 1999, from $19.0 million, or 19.1% of net revenue, for the three months ended June 30, 1998. The increase is attributable to the Company's acquisitions of the LTN and Wintel Companies, Telegroup, AT&T Canada, TresCom and GlobalServe, as well as the impact of increased advertising, marketing and sales expenses focused on Primus's retail operations.

Depreciation and amortization expense increased to $12.5 million for the three months ended June 30, 1999 from $4.4 million for the three months ended June 30, 1998. The increase is associated with increased depreciation expense related to capital expenditures to expand the network including purchases of fiber optic cable, switching and other network equipment being placed into service, and increased amortization expense related to intangible assets arising from the Company's acquisitions of Trescom, the LTN and Wintel Companies, Telegroup, AT&T Canada and GlobalServe.

Interest expense increased from $9.6 million for the three months ended June 30, 1998 to $17.5 million for the three months ended June 30, 1999. The increase is primarily attributable to the 1999 Senior Notes, the $150 million 9 7/8% senior notes due 2008 ("1998 Senior Notes") and additional capital lease financing.

Interest income decreased slightly to $2.8 million for the three months ended June 30, 1999 from $2.9 million for the three months ended June 30, 1998.

Results of operations for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998

Net revenue increased $137.4 million or 77%, from $179.5 million for the six months ended June 30, 1998 to $316.9 million for the six months ended June 30, 1999. North American operations contributed $84.8 million, representing 125% growth in North America, to the overall net revenue increase. The growth reflects increased traffic volumes in business and ethnic residential retail operations and in carrier operations, and includes six months of operations of TresCom in the 1999 results versus twenty-one days of operations in the 1998 results. The 1999 results also reflect three months of results for the LTN Companies and the Wintel Companies and one month of results for Telegroup and AT&T Canada. The Company's Asia-Pacific net revenue increased $12.1 million or 14% from $88.4 million for the six months ended June 30, 1998 to $100.5 million for the six months ended June 30, 1999. Net revenue of the Australian operations grew as a result of increased traffic from retail residential and business customers and from the addition of data and Internet services. The European net revenue increased $40.5 million from $23.0 million for the six months ended June 30, 1998 to $63.5 million for the six months ended June 30, 1999, a growth rate of 176%. The European net revenue increased $24.9 million, growing 179% from $13.9 million for the three months ended June 30, 1998 to $38.8 million for the three months ended June 30, 1999. The European net revenue increase is attributable to increased traffic volumes in the United Kingdom's business and residential retail traffic and carrier operations, increased retail and carrier traffic volumes in Germany, and the addition of one month of Telegroup net revenue.

Cost of revenue increased to $247.5 million or 78.1% of net revenue for the six months ended June 30, 1999, from $152.8 million or 85.1% of net revenue for the six months ended June 30, 1998. This $94.7 million increase is caused by the increase in traffic volumes associated with net revenue growth. The cost of revenue as a percentage of net revenue decreased as a result of the continuing expansion of the Company's global network, a greater mix of retail traffic and the continuing migration of existing and newly generated customer traffic onto the Company's network and new higher margin product offerings such as data and Internet services.

Selling, general and administrative expenses of $70.8 million for the six months ended June 30, 1999 increased by $36.4 million from $34.4 million for the six months ended June 30, 1998. The increase is attributable to the addition of the LTN and Wintel Companies, Telegroup, AT&T Canada,

TresCom and GlobalServe as well as the impact of increased advertising and sales expenses focused on Primus's retail operations.

Depreciation and amortization expense increased from $7.9 million for the six months ended June 30, 1998 to $21.5 million for the six months ended June 30, 1999. The increase is associated with increased depreciation expense related to capital expenditures to expand the network including purchases for fiber optic cable, switching and other network equipment being placed into service, and increased amortization expense related to intangible assets arising from the Company's acquisitions of Trescom, the LTN and Wintel Companies, Telegroup, AT&T Canada, GlobalServe and Hotkey.

Interest expense increased from $16.8 million for the six months ended June 30, 1998 to $34.3 million for the six months ended June 30, 1999. The increase is primarily due to the 1999 Senior Notes, 1998 Senior Notes and additional capital lease financing.

Interest income increased from $5.3 million for the six months ended June 30, 1998 to $6.0 million for the six months ended June 30, 1999.

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

Net cash used in operating activities was $11.1 million for the six months ended June 30, 1999 as compared to net cash used in operating activities of $31.7 million for the six months ended June 30, 1998. The decrease in operating cash use was comprised of an increase in accrued liabilities, which included $40.3 million for the acquisition of Telegroup, an increase in interest payable, offset by an increase in prepaid expenses, other current assets and an increase in the net loss.

Net cash used in investing activities was $125.9 million for the six months ended June 30, 1999 compared to net cash used in investing activities of $26.0 million for the six months ended June 30, 1998. Net cash used in investing activities during the six months ended June 30, 1999 includes $45.4 million of capital expenditures primarily for the expansion of the Company's global network as compared to $36.0 million during the six months ended June 30, 1998. Also, $92.6 million was used for acquisitions of Telegroup, the LTN Companies, the Wintel Companies, AT&T Canada, GlobalServe, TelSN, Hotkey and TCP/IP.

Effective June 1, 1999, the Company purchased the global retail customer business of Telegroup including the acquisition of selected Telegroup foreign subsidiaries. The purchase price was $94.0 million, which included $22.2 million for current assets. The Telegroup purchase price was paid by the issuance of $45.5 million aggregate principal amount of 11 1/4% senior notes due 2009, a $4.6 million short-term promissory note and a cash payment of $43.9 million.

On May 31, 1999, the Company purchased the residential long distance customer base, customer support assets and residential Internet customers and network of AT&T Canada and ACC Telenterprises for a purchase price of $38.7 million comprised of $29.1 million in cash and a $9.6 million, 8.5% promissory note due November 30, 2000.

On March 31, 1999, the Company purchased the common stock of the LTN Companies, for $35.8 million in cash, including payments made in exchange for certain non-competition agreements. On May 3, 1999 the Company purchased for $14.6 million in cash the Wintel Companies, which are Canada-based long distance telecommunications providers affiliated with the LTN Companies.

Net cash provided by financing activities was $173.5 million for the six months ended June 30, 1999 as compared to net cash provided by financing activities of $145.3 million during the six months ended June 30, 1998. Cash provided by financing activities in the six months ended June 30, 1999 resulted primarily from $192.5 million of net proceeds from the 1999 Senior Notes offering, partially offset by the $17.8 million repayment of the Revolving Credit Agreement.

The Company anticipates aggregate capital expenditures of approximately $60 million during the remainder of 1999. Such capital expenditures will be primarily for international and domestic switches and points of presence, international and domestic fiber optic cable capacity for new and existing routes, satellite earth station facilities, other transmission equipment, and back office support systems.

The Company requires additional capital to fund its anticipated operating losses and planned capital expenditures. On August 4, 1999, the Company announced that it anticipates offering $200 million in aggregate principal amount of senior notes due 2009 in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Company believes that its cash, cash equivalents, and restricted investments, along with available capital lease financing and bank financing (subject to the limitations in the Indentures related to the Company's senior notes), and the proceeds of the private placement of senior notes, will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, and other cash needs for the next year. There can be no assurance that the proposed offering of $200 million in senior notes due 2009 will be consummated. The semi-annual interest payments due through August 1, 2000 under the $225 million 11 3/4% senior notes ("1997 Senior Notes") have been pre-funded and will be paid from restricted investments. The Company is continually evaluating the need for expansion of its services and plans to make further investments in and enhancements to its network and distribution channels. In order to fund these requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources. Additionally, if the Company's plans or assumptions change (including those with respect to the development of the network, the level of its operations and its operating cash flow), if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may be required to seek additional capital sooner than expected. In the event that the Company is unable to obtain such additional capital or is unable to obtain such additional capital on acceptable terms, it may be required to reduce the scope of its expansion, which could adversely affect its business prospects and its ability to compete. There can be no assurance that the Company will be able to raise equity capital, obtain capital lease or bank financing or incur other borrowings on commercially reasonable terms, if at all, to fund any such expansion.

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

Readiness Program. Beginning in 1998, Primus began a comprehensive inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems throughout the world. Primus has completed its inventory and assessment and has begun repairing or replacing the most critical network elements and significant management systems that are determined not to be Year 2000 ready. Primus expects to complete the repair, replacement, testing and certification of substantially all non-ready network elements in the United States by September 30, 1999 and elsewhere by the middle of the fourth quarter 1999. Primus is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 readiness.

Suppliers. Primus is also contacting third party suppliers of major equipment, software, systems and services used by the Company to identify and, to the extent possible, to resolve issues involving Year 2000 readiness. However, the Company has limited or no control over the actions of these third party suppliers. Consequently, while Primus expects that it will be able to resolve any significant Year 2000 issues with regard to its systems and services, there can be no assurance that its suppliers will resolve any or all Year 2000 issues before the occurrence of a material disruption to the business of the Company or any of its customers.

Costs. Primus expects to incur approximately $1 to $3 million in expenditures in 1999 to complete its Year 2000 readiness program and to date has spent approximately $1 million. The costs of modifying the Company's network elements, software and systems for Year 2000 readiness are being funded from existing cash resources and are being charged as expenses as incurred.

Risks. Primus believes that it will complete the implementation of its Year 2000 program prior to December 31, 1999. Consequently, the Company does not believe that Year 2000 issues will have a material adverse effect on the Company's business, cash flows, or results of operations. However, if the Company does not achieve readiness prior to December 31, 1999, if it fails to identify and remedy all critical Year 2000 problems or if major suppliers or customers experience material Year 2000 problems, the Company's results of operations or financial condition could be materially and adversely affected. Primus has determined that non-ready network elements may result in improperly routed traffic and that non-ready, non-network systems may result in errors in customer billing and accounting records. The Company may also be adversely affected by general economic disruptions caused by the Year 2000 issue even in circumstances where the Company's systems and the systems of the Company's suppliers and customers are Year 2000 ready.

Contingency Plans. Primus has begun to develop appropriate contingency plans to mitigate, to the extent possible, any significant Year 2000 non-readiness. If Primus is required to implement its contingency plans, the cost of Year 2000 readiness may be greater than the amount referenced above and there can be no assurance that these plans will be adequate.

Special Note Regarding Forward Looking Statements

Statements in this Form 10-Q, including those concerning the Company's expectations of future sales, net revenue, gross profit, net income, network development, traffic development, capital expenditures, selling, general and administrative expenses, service introductions and cash requirements include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors, which could cause results to differ from expectations, include risks associated with Primus's limited operating history; entry into developing markets; managing rapid growth; substantial indebtedness; liquidity; historical and future operating losses; acquisition and strategic investment risks; intense competition; dependence on facilities-based carriers; international operations; dependence on effective information systems; industry changes; network development; dependence on key personnel and government regulations. These factors are discussed more fully in the Company's 1998 Form 10-K and the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 2, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposures relate to changes in foreign currency exchange rates and to changes in interest rates.

Foreign currency - Although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in exchange rates may have a significant effect on the Company's results of operations. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive loss" within the stockholders' equity section of the consolidated balance sheet. The Company historically has not engaged in hedging transactions.

Interest rates - The Company's financial instruments that are sensitive to changes in interest rates are its (i) 1997 $225 million 11 3/4% senior notes due August 2004, (ii) 1998 $150 million 9 7/8% senior notes due May 2008, and (iii) 1999 $200 million 11 1/4% senior notes due January 2009. As of March 31, 1999, the aggregate fair value of the 1997, 1998 and 1999 senior notes approximates their face value.

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

         (b) On June 30, 1999, the Company issued $45.5 million of 11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture in connection with the Telegroup acquisition. The Company issued the note in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         (c) In June 1999, the Company acquired Telephone Savings Network Limited (TelSN), a reseller of local Canadian services to small- and medium-sized business customers, for $2.4 million in cash and 152,235 shares of the Company's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on June 17, 1999, the stockholders of the Company approved an amendment of the Company's Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 3,690,500 to 5,500,000 and renewed the term of two directors of the Company. Each of Mr. K. Paul Singh's and Mr. John F. DePodesta's terms was renewed as a director of the Company. The voting results were as follows: 22,493,094 and 22,492,894 shares were in favor of Mr. Singh and Mr. DePodesta, respectively, no shares against either Mr. Singh or Mr. DePodesta, and 176,334 and 176,534 were withheld against Mr. Singh and Mr. DePodesta, respectively. The vote approving the amendment to the Company's Stock Option Plan were 16,013,083 shares for, 520,988 shares against and 69,869 shares withheld. Messrs. Herman Fialkov, David E. Hershberg, John G. Puente, and Douglas M. Karp continued as directors of the Company after the meeting.

ITEM 5.  OTHER INFORMATION

         (a) In May 1999, the Company organized our Internet and data services business into a new subsidiary, iPRIMUS.com, which will provide services in some of the markets where we operate. We expect that iPRIMUS.com will use our existing global network infrastructure to offer a full range of Internet Protocol-based data and voice communications services.

         (b) In May 1999, the Company entered into a reciprocal capacity agreement with Global Crossing Holdings Limited. Under the agreement, the Company agreed to purchase up to $50 million of fiber capacity from Global Crossing and Global Crossing agreed to purchase up to $25 million of capacity on the Company's global satellite network.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits (see index on page 18)

         (b)  Reports on Form 8-K

              A Form 8-K was filed on June 8, 1999 announcing that the Company had extended its exchange offer of its outstanding unregistered 11 1/4% senior notes due 2009 for registered 11 1/4% senior notes due 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED



Date August 13, 1999          By: /s/ Neil L. Hazard
     ---------------              ------------------

                                  Neil L. Hazard
                                  (Executive Vice President, Chief Financial
                                   Officer and Chief Accounting Officer)

EXHIBIT INDEX


Exhibit
Number       Description
------       -----------
 2.1         Asset and Stock Purchase Agreement dated June 30, 1999, by and between Telegroup, Inc. and the Company; Incorporated by reference to Exhibit 2.1 of the Company's Current Report of Form 8-K dated
             July 14, 1999. (The exhibits and schedules listed in the table of contents to the Asset and Stock Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of such exhibits and schedules shall be furnished supplementally to the Securities and Exchange Commission upon request.)

 3.1         Amended and Restated Certificate of Incorporation of Primus;
             Incorporated by reference to Exhibit 3.1 of the Registration
             Statement on Form S-8, No. 333-56557 (the "S-8 Registration
             Statement").

 3.2         Amended and Restated Bylaws of Primus; Incorporated by reference to
             Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-
             10875 (the "IPO Registration Statement").

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

 4.7         Indenture, dated January 29, 1999, between Primus and First Union
             National Bank (the "January 1999 Indenture"); Incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

 4.8         Specimen 11 1/4% Senior Note due 2009; Incorporated by reference to
             Exhibit A included in Exhibit 4.7.

 4.9 First Supplemental Indenture to the January 1999 Indenture, dated as of June 30, 1999, between the Company and First Union National
             Bank; Incorporated by reference to Exhibit 4.1 of the Company's
             Current Report of Form 8-K dated July 14, 1999.


Exhibit
Number       Description
------       -----------
 4.10        Rights Agreement, dated as of December 23, 1998, between Primus and
             StockTrans, Inc., including the Form of Rights Certificate (Exhibit
             A), the Certificate of Designation (Exhibit B) and the Form of
             Summary of Rights (Exhibit C); Incorporated by reference to Exhibit
             4.1 to the Company's Registration Statement on Form 8-A, No 000-
             29092 filed with the Commission on December 30, 1998.

 4.11 Form of legend on certificates representing shares of Common Stock regarding Series B Junior Participating Preferred Stock Purchase
             Rights; Incorporated by reference to Exhibit 4.2 to the Company's
             Registration Statement on Form 8-A, No 000-29092 filed with the
             Commission on December 30, 1998.

10.1         Amendment 1999-1 to the Primus Telecommunications Group,
             Incorporated Stock Option Plan; Incorporated by reference to
             Exhibit 10.14 to the Company's Registration Statement on Form S-4,
             No. 333-76965 dated August 2, 1999.

21.1 Subsidiaries of the Company as of July 30, 1999; Incorporated by reference to the Company's Registration Statement on Form S-4, No
             333-76965 dated August 2, 1999.

27.1         Financial Data Schedule for the six months ended June 30, 1999.