Form 10-Q
period 1999-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 1999-11-15
CIK 1006837

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.


               For the quarterly period ended September 30, 1999


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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              -


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
                   Class                             October 31, 1999
                   -----                             ----------------

         Common Stock $.01 par value                    36,792,282

===============================================================================

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                              INDEX TO FORM 10-Q

                                                                                     Page No.
                                                                                     --------
Part I.  FINANCIAL INFORMATION

         Item 1.    FINANCIAL STATEMENTS

                    Consolidated Statement of Operations............................        1

                    Consolidated Balance Sheet......................................        2

                    Consolidated Statement of Cash Flows............................        3

                    Consolidated Statement of Comprehensive Loss....................        4

                    Notes to Consolidated Financial Statements......................        5

         Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS............................        9

         Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK..............................................       15

Part II. OTHER INFORMATION

         Item 1.    LEGAL PROCEEDINGS...............................................       16

         Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.......................       16

         Item 3.    DEFAULTS UPON SENIOR SECURITIES.................................       16

         Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............       16

         Item 5.    OTHER INFORMATION...............................................       16

         Item 6.    EXHIBITS AND REPORTS ON FORM 8-K................................       16

SIGNATURE...........................................................................       17

EXHIBIT INDEX.......................................................................       18

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                       Three Months Ended                       Nine Months Ended
                                                          September 30,                             September 30,
                                                 -----------------------------             -----------------------------
                                                     1999               1998                   1999              1998
                                                 ----------         ----------             ----------         ----------
NET REVENUE                                      $  250,320         $  116,047             $  567,174         $  295,573
COST OF REVENUE
                                                    184,762             96,557                432,218            249,406
                                                 ----------         ----------             ----------         ----------
GROSS MARGIN                                         65,558             19,490                134,956             46,167
                                                 ----------         ----------             ----------         ----------
OPERATING EXPENSES
   Selling, general and administrative               61,553             23,022                132,402             57,389
   Depreciation and amortization                     14,534              7,411                 36,024             15,322
                                                 ----------         ----------             ----------         ----------
       Total operating expenses
                                                     76,087             30,433                168,426             72,711
                                                 ----------         ----------             ----------         ----------

LOSS FROM OPERATIONS                                (10,529)           (10,943)               (33,470)           (26,544)

INTEREST EXPENSE                                    (19,423)           (11,456)               (53,716)           (28,235)
INTEREST AND OTHER INCOME                             1,678              3,364                  7,689              8,634
                                                 ----------         ----------             ----------         ----------

LOSS BEFORE INCOME TAXES                            (28,274)           (19,035)               (79,497)           (46,145)
INCOME TAXES                                              -                  -                      -                  -
                                                 ----------         ----------             ----------         ----------
NET LOSS                                         $  (28,274)        $  (19,035)            $  (79,497)        $  (46,145)
                                                 ==========         ==========             ==========         ==========

BASIC AND DILUTED NET
   LOSS PER COMMON SHARE                         $    (0.98)        $    (0.68)            $    (2.79)        $    (1.99)
                                                 ==========         ==========             ==========         ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                         28,720             27,998                 28,509             23,211
                                                 ==========         ==========             ==========         ==========

Other Data:
EBITDA                                           $    4,005         $   (3,532)            $    2,554         $  (11,222)
                                                 ==========         ==========             ==========         ==========

                 See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                                                          September 30,     December 31,
                                                                              1999              1998
                                                                           (unaudited)
                                                                          -----------       ----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $     84,542      $   136,196
     Restricted investments                                                     25,776           25,729
     Accounts receivable (net of allowance for
        doubtful accounts of $35,042 and $14,976)                              149,134           92,531
     Prepaid expenses and other current assets                                  47,168           13,505
                                                                          ------------      -----------
        Total current assets                                                   306,620          267,961
RESTRICTED INVESTMENTS                                                               -           24,894
PROPERTY AND EQUIPMENT - Net                                                   245,227          158,873
INTANGIBLES - Net                                                              387,826          205,039
OTHER ASSETS                                                                    31,197           17,196
                                                                          ------------      -----------
     TOTAL ASSETS                                                         $    970,870      $   673,963
                                                                          ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                     $    140,705      $    82,520
     Accrued expenses and other current liabilities                            107,422           42,958
     Accrued interest                                                           16,293           12,867
     Current portion of long-term obligations                                    6,204           22,423
                                                                          ------------      -----------
        Total current liabilities                                              270,624          160,768
LONG TERM OBLIGATIONS                                                          648,053          397,751
OTHER LIABILITIES                                                                   28              527
                                                                          ------------      -----------
        Total liabilities                                                      918,705          559,046
                                                                          ------------      -----------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized 2,455,000 shares;
        none issued and outstanding                                                  -                -
     Common stock, $.01 par value - authorized 80,000,000
        shares; issued and outstanding,
        28,759,899, and 28,059,063 shares                                          288              281
     Additional paid-in capital                                                243,645          234,549
     Accumulated deficit                                                      (191,150)        (111,653)
     Accumulated other comprehensive loss                                         (618)          (8,260)
                                                                          ------------      -----------
        Total stockholders' equity                                              52,165          114,917
                                                                          ------------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    970,870      $   673,963
                                                                          ============      ===========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                           ----------------------------------
                                                                                                1999               1998
                                                                                           ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                  $   (79,497)     $   (46,145)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation, amortization and accretion                                                    36,295           15,593
        Sales allowance                                                                             20,237            6,592
        Stock issuance - 401(k) plan employer match                                                    218               70
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                                              (41,332)         (24,728)
           (Increase) decrease in prepaid expenses and other current assets                        (24,574)          (7,678)
           (Increase) decrease in other assets                                                      (5,649)             171
           Increase (decrease) in accounts payable                                                  27,954            7,116
           Increase (decrease) in accrued expenses,
               other current liabilities and other liabilities                                        (190)          (5,378)
           Increase (decrease) in accrued interest                                                   3,424           (1,476)
                                                                                           ----------------   ---------------
                 Net cash provided by (used in) operating activities                               (63,114)         (55,863)
                                                                                           ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                            (80,033)         (55,933)
     (Purchase) sale of restricted investments                                                      24,847           23,644
     Cash used for business acquisitions, net of cash acquired                                    (101,287)          (1,165)
                                                                                           ----------------   ---------------
                 Net cash provided by (used in) investing activities                              (156,473)         (33,454)
                                                                                           ----------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital leases and long-term obligations                               ( 26,766)          (4,673)
     Proceeds from sale of common stock and exercise of employee
        stock options                                                                                2,406            4,613
     Proceeds from issuance of long-term obligations, net                                          192,500          153,820
                                                                                           ----------------   ---------------
                 Net cash provided by (used in) financing activities                               168,140          153,760
                                                                                           ----------------   ---------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                                             (207)            (605)
                                                                                           ----------------   ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            (51,654)          63,838
AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                            136,196          115,232
                                                                                           ----------------   ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                         $    84,542      $   179,070
                                                                                           ================   ===============

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                (in thousands)
                                  (unaudited)

                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                       ------------------------------        ------------------------------
                                                           1999             1998                 1999             1998
                                                       -------------     ------------         -------------    ------------
NET LOSS                                                $   (28,274)     $   (19,035)         $   (79,497)     $   (46,145)

OTHER COMPREHENSIVE GAIN (LOSS) -
  Foreign currency translation adjustment                     5,767           (1,170)               7,642           (2,379)
                                                       -------------     ------------         -------------    ------------
COMPREHENSIVE LOSS                                      $   (22,507)     $   (20,205)         $   (71,855)     $   (48,524)
                                                       =============     ============         =============    ============


                See notes to consolidated financial statements

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Primus Telecommunications Group, Incorporated (the "Company" or "Primus") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

(2)  Acquisitions
     ------------

     In September 1999, the Company acquired TouchNet GmbH ("TouchNet"), an Internet service provider ("ISP") based in Germany, for a cash purchase price of $2.1 million.

     In September 1999, the Company purchased 51% of Cards & Parts Telecom GmbH ("Cards & Parts"), a German wireless reseller for a cash purchase price of $4.1 million.

     In June 1999, the Company acquired the global retail customer business of Telegroup, Inc. including the acquisition of selected Telegroup, Inc. foreign subsidiaries ("Telegroup"). The Company paid the $71.8 million purchase price for Telegroup, plus $22.2 million for certain current assets including accounts receivable, by issuing $45.5 million in aggregate principal of 11 1/4% senior notes due 2009 ("Telegroup Notes"), by issuing a $4.6 million short-term promissory note ("Telegroup Promissory Note") and paying the remainder in cash.

     Selected pro forma operating results for the nine months ended September 30, 1999 give effect to the Telegroup acquisition and the issuance of the Telegroup Notes, as if each had occurred on January 1, 1999. Pro forma operating results for the nine months ended September 30, 1998 give effect to the Telegroup acquisition and the issuance of the Telegroup Notes, and the Company's June 1998 merger with TresCom International, Incorporated ("TresCom"), as if each had occurred on January 1, 1998. The unaudited results below are presented in thousands, except per share amounts.

                                                                 Nine Months                     Nine Months
                                                                    Ended                           Ended
                                                             September 30, 1999              September 30, 1998
                                                         ------------------------        -----------------------
     Net revenue                                                  $ 660,075                      $ 521,672

     Net loss                                                     $ (89,763)                     $ (99,302)

     Basic and diluted net loss per share                         $   (3.15)                     $   (3.73)

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations.

     In June 1999, the Company acquired Telephone Savings Network Limited (TelSN), a reseller of local Canadian services to small- and medium-sized business customers, for a purchase price of $5.1 million comprised of $2.4 million in cash and 152,235 shares of the Company's common stock.

     In May 1999, the Company purchased the residential long distance customer base, customer support assets and residential Internet customers and network of AT&T Canada and ACC Telenterprises ("AT&T Canada") for a purchase price of $38.7 million comprised of $29.1 million in cash and a $9.6 million, 8.5% promissory note due November 30, 2000 ("AT&T Promissory Note").

     In May 1999, the Company acquired all of the outstanding shares of Tele-Communications Products/Internet Provider (TCP/IP) GmbH ("TCP/IP"), an independent German ISP for a purchase price of $0.3 million in cash.

     In March 1999, the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide domestic and international long distance telecommunications services in Canada (the "LTN Companies") for $35.8 million in cash, including payments made in exchange for certain non-competition agreements. On May 3, 1999, the Company purchased for $14.6 million in cash, substantially all of the operating assets of Wintel CNC Communications, Inc. and Wintel CNT Communications, Inc. (the "Wintel Companies"), which are Canadian-based long distance telecommunications providers affiliated with the LTN Companies.

     In February 1999, the Company acquired the remaining 40% interest in Hotkey Internet Services Pty. Limited in Australia that it did not previously own for a purchase price of approximately $1.1 million comprised of $0.3 million in cash and 57,025 shares of the Company's common stock.

     In February 1999, the Company acquired all of the outstanding shares of GlobalServe Communications, Inc. ("GlobalServe"), a privately held ISP in Canada. The purchase price of approximately $4.4 million was comprised of $2.2 million in cash and 142,806 shares of the Company's common stock.

     The Company has accounted for all of these acquisitions using the purchase method. Accordingly, the results of operations of the acquired entities are included in the consolidated results of operations of the Company as of the date of their respective acquisitions.

(3)  Long-Term Obligations
     ---------------------

     Long-term obligations consist of the following (in thousands):

                                                                     September 30,              December 31,
                                                                         1999                      1998
                                                                      (unaudited)
                                                                    ---------------           ----------------
Obligations under capital leases                                           $ 25,470                   $ 28,268
Revolving Credit Agreement                                                        -                     17,819
Senior notes                                                                618,717                    372,978
Other long-term obligations                                                  10,070                      1,109
                                                                    ---------------          -----------------

       Subtotal                                                             654,257                    420,174
Less: Current portion of long-term obligations                               (6,204)                   (22,423)
                                                                    ---------------          -----------------
       Total                                                               $648,053                   $397,751
                                                                    ===============          =================

     In June 1999, in connection with the Telegroup acquisition, the Company issued the Telegroup Notes, $45.5 million in aggregate principal amount of the Company's 11 1/4% senior notes due 2009 to Telegroup pursuant to the January 1999 Senior Notes indenture.

     On January 29, 1999, the Company completed the sale of $200 million aggregate principal amount of 11 1/4% senior notes due 2009 ("January 1999 Senior Notes") with semi-annual interest payments.

     In January 1999, the Company repaid in full and subsequently terminated the senior secured revolving credit facility (the "Revolving Credit Agreement").

     Other long-term obligations include the $9.6 million, 8.5% AT&T Promissory Note due November 30, 2006.

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

                                                                            Three Months Ended September 30,
                                                                                      (unaudited)
                                                                  ----------------------------------------------------
                                                                             1999                         1998
                                                                  -----------------------      -----------------------
     Net Revenue
     North America                                                        $       125,844              $        58,553
     Asia-Pacific                                                                  61,988                       40,880
     Europe                                                                        62,488                       16,614
                                                                  -----------------------      -----------------------
          Total                                                           $       250,320              $       116,047
                                                                  =======================      =======================

     Income/(Loss) from Operations
     North America                                                        $        (7,894)             $        (9,160)
     Asia-Pacific                                                                  (1,239)                      (1,532)
     Europe                                                                        (1,396)                        (251)
                                                                   -----------------------      ----------------------
          Total                                                           $       (10,529)             $       (10,943)
                                                                   ======================       ======================

                                                                        September 30,              December 31,
                                                                            1999                       1998
                                                                         (unaudited)
                                                                   ----------------------      -----------------------
     Assets
     North America                                                        $       668,729              $       507,356
     Asia-Pacific                                                                 147,514                      109,290
     Europe                                                                       154,627                       57,317
                                                                  -----------------------      -----------------------
          Total                                                           $       970,870              $       673,963
                                                                  =======================      =======================

(5)  Subsequent Events
     -----------------


     In November 1999, the Company purchased substantially all of the assets of DigitalSelect, LLC ("Digital Select"), a provider of digital subscriber line ("DSL") Internet access and Web content services. The purchase price of $7.5 million was paid with $5.2 million in cash, the issuance of a $0.7 million short-term promissory note and 69,023 shares of the Company's common stock valued based on a 20 day trailing average of the last sale price of the Company's common stock.

     In November 1999, the Company purchased substantially all of the assets of 1492 Technologies, LLC ("1492 Technologies"), an Internet Web site development and service firm. The purchase price of $0.5 million was paid for with $0.2 million in cash and 15,500 shares of the Company's common stock valued based on a 20 day trailing average of the last sale price of the Company's common stock.

     In November 1999, the Company acquired 51% of Matrix Internet, S.A. ("Matrix"), Brazil's largest independent and fifth largest overall ISP for a cash purchase price of $11.6 million.

     In October 1999, the Company sold 8.0 million shares of its common stock at a price of $22.50 per share. The net proceeds from the sale were approximately $169.3 million. The proceeds from the offering are expected to be used to fund capital expenditures to expand and enhance the Company's communications network, for possible acquisitions and for other general corporate purposes.

     In October 1999, the Company completed an offering of $250 million in aggregate principal amount of unregistered 12 3/4% senior notes due 2009 in a private placement pursuant to Rule 144A under the Securities Act of 1933 ("October 1999 Senior Notes"). The net proceeds from these sales were approximately $242.4 million. The proceeds from the offering are expected to be used to fund capital expenditures to expand and enhance the Company's communications network, to fund operating losses, for possible acquisitions and for working capital and other general corporate purposes. Effective November 8, 1999 the Company commenced an exchange offer for the notes which is presently scheduled to close on December 13, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Primus is a facilities-based global communications company that offers a portfolio of bundled international and domestic voice, data and Internet services to business, residential and carrier customers in the United States, Canada, the United Kingdom, continental Europe, Australia and Japan. The Company is capitalizing on the increasing demand for high-quality international communications services, which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of global data and Internet traffic. Primus provides services over its network, which consists of (i) 19 carrier-grade switches, including 15 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom and four domestic switches in Australia; (ii) more than 100 points of presence ("POPs") and Internet access nodes in additional markets within our principal service regions; (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems; and (iv) an international satellite earth station located in London, together with the capacity the Company leased on an Intelsat satellite. Utilizing this network, along with resale arrangements and foreign carrier agreements, the Company provides quality service to approximately 1.7 million customers.

Net revenue is earned based on the number of minutes billable and is recorded upon completion of a call, adjusted for sales allowance. The Company generally prices its services at a savings compared to the major carriers operating in its principal service regions. The Company's net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic in Australia, Canada, and Germany, and in Australia also from the provision of both local and cellular services. The company expects to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant international long distance usage, including small- and medium-sized business, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

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

Although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs from outside of the United States; therefore, changes in foreign currency exchange rates may have a significant effect on the Company's results of operations. The Company historically has not engaged in hedging transactions and does not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks.

Other Operating Data

The following information for the three months ended September 30, 1999 and 1998 (in thousands) is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.

                         ---------------------------------------------------------------------------------------
                                                   Three Months Ended September 30, 1999
                                                                (unaudited)
                         ---------------------------------------------------------------------------------------
                                 Net                              Minutes of Long Distance Use
                                              ------------------------------------------------------------------
                               Revenue            International             Domestic                 Total
                         -----------------    -------------------     -------------------    -------------------

North America                     $125,844                353,999                 512,161                866,160
Asia-Pacific                        61,988                 40,194                 125,318                165,512
Europe                              62,488                159,323                 103,853                263,176
                         -----------------    -------------------     -------------------    -------------------

Total                             $250,320                553,516                 741,332              1,294,848
                         =================    ===================     ===================    ===================


                         ---------------------------------------------------------------------------------------
                                                   Three Months Ended September 30, 1998
                                                                (unaudited)
                         ---------------------------------------------------------------------------------------
                                 Net                              Minutes of Long Distance Use
                                              ------------------------------------------------------------------
                               Revenue            International             Domestic                 Total
                         -----------------    -------------------     -------------------    -------------------

North America                     $ 58,553                152,701                  86,113                238,814
Asia-Pacific                        40,880                 32,896                  76,456                109,352
Europe                              16,614                 52,266                  16,354                 68,620
                         -----------------    -------------------     -------------------    -------------------

Total                             $116,047                237,863                 178,923                416,786
                         =================    ===================     ===================    ===================

Results of operations for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998

Net revenue increased $134.3 million or 116% to $250.3 million for the three months ended September 30, 1999, from $116.0 million for the three months ended September 30, 1998. Of the increase, $67.3 million was associated with North American operations, representing a growth rate of 115%. The growth reflects increased traffic volumes in business and ethnic residential retail operations and in carrier operations, and includes the operations of the Company's 1999 acquisitions including Telegroup, AT&T Canada and the LTN and Wintel Companies. The total of these acquisitions contributed $50.7 million or 75% of the North American increase. The Company's Asia-Pacific net revenue increased $21.1 million or 52% from $40.9 million for the three months ended September 30, 1998 to $62.0 million for the three months ended September 30, 1999. Net revenue of the Australian operations grew as a result of increased traffic from retail residential and business customers and from the addition of data and Internet services. European net revenue increased $45.9 million, growing 276% from $16.6 million for the three months ended September 30, 1998 to $62.5 million for the three months ended September 30, 1999. The European net revenue increase is attributable to increased traffic volumes in the United Kingdom's business and residential retail traffic and carrier operations, increased retail and carrier traffic volumes in Germany, and the addition of the Telegroup operations.

Cost of revenue increased $88.2 million, from $96.6 million for the three months ended September 30, 1998 to $184.8 million, for the three months ended September 30, 1999. As a percentage of net revenue, the cost of revenue decreased by 940 basis points from 83.2% to 73.8% primarily due to the continuing expansion of the Company's global network, a greater mix of retail versus carrier traffic, the continuing migration of existing and newly generated customer traffic onto the Company's network and new higher margin product offerings such as data and Internet services. The increase in the cost of revenue is attributable to the increase in traffic volumes and associated net revenue growth, and the addition of expense from acquired operations including Telegroup, AT&T Canada, and the LTN and Wintel Companies.

Selling, general and administrative expenses increased $38.6 million to $61.6 million, or 24.6% of net revenue, for the three months ended September 30, 1999, from $23.0 million, or 19.8% of net revenue, for the three months ended September 30, 1998. The increase is attributable to the impact of increased advertising, marketing and sales expenses focused on retail revenue growth as well as the full quarter impact of the Company's retail acquisitions of Telegroup, AT&T Canada and the LTN and Wintel Companies in North America and Europe.

Depreciation and amortization expense increased by $7.1 million to $14.5 million for the three months ended September 30, 1999 from $7.4 million for the three months ended September 30, 1998. The increase is attributed to increased depreciation expense relating to capital expenditures incurred to expand the network, including purchases of fiber optic cable, switching and other network equipment being placed into service, and increased amortization expense relating to intangible assets arising from the Company's acquisitions of Telegroup, AT&T Canada, GlobalServe, the LTN and Wintel Companies, Cards & Parts and TouchNet.

Interest expense increased from $11.5 million for the three months ended September 30, 1998 to $19.4 million for the three months ended September 30, 1999. The increase is primarily attributable to the $200 million 11 1/4% senior notes due 2009 ("January 1999 Senior Notes"), the $45.5 million 11 1/4% senior notes due 2009 ("Telegroup Notes"), and additional capital lease financing.

Interest income decreased to $1.7 million for the three months ended September 30, 1999 from $3.4 million for the three months ended September 30, 1998.

Results of operations for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998

Net revenue increased $271.6 million or 92%, from $295.6 million for the nine months ended September 30, 1998 to $567.2 million for the nine months ended September 30, 1999. North American operations contributed $152.1 million, representing 120% growth in North America, to the overall net revenue increase. The growth reflects increased traffic volumes in business and ethnic residential retail operations and in carrier operations, and includes nine months of operations of TresCom in the 1999 results versus approximately four months in the 1998 results. The 1999 results also reflect the operations of Telegroup, AT&T Canada, and the LTN and Wintel Companies. The total of these 1999 acquisitions contributed $76.5 million or 50% to the total North American increase. The Company's Asia-Pacific net revenue increased $33.2 million or 26% from $129.3 million for the nine months ended September 30, 1998 to $162.5 million for the nine months ended September 30, 1999. Net revenue of the Australian operations grew as a result of increased traffic from retail residential and business customers and from the addition of data and Internet services. European net revenue increased $86.4 million from $39.6 million for the nine months ended September 30, 1998 to $126.0 million for the nine months ended September 30, 1999, a growth rate of 218%. The European net revenue increase is attributable to increased traffic volumes in the United Kingdom's business and residential retail traffic and carrier operations, increased retail and carrier traffic volumes in Germany, and the addition of four months of Telegroup's net revenue.

Cost of revenue increased $182.8 million to $432.2 million for the nine months ended September 30, 1999 from $249.4 million for the nine months ended September 30, 1998. As a percentage of net revenue, the cost of revenue decreased by 820 basis points from 84.4% to 76.2% primarily due to the continuing expansion of the Company's global network, a greater mix of retail traffic and the continuing migration of existing and newly generated customer traffic onto the Company's network and new higher margin product offerings such as data and Internet services. The increase in the cost of revenue is caused by the increase in traffic volumes associated with net revenue growth.

Selling, general and administrative expenses of $132.4 million for the nine months ended September 30, 1999 increased by $75.0 million from $57.4 million for the nine months ended September 30, 1998. The increase is attributable to the impact of increased advertising, marketing and sales expenses focused on retail revenue growth as well as the full quarter impact of the Company's acquisitions of Telegroup, AT&T Canada and the LTN and Wintel Companies in North America and Europe.

Depreciation and amortization expense increased from $15.3 million for the nine months ended September 30, 1998 to $36.0 million for the nine months ended September 30, 1999. The increase is attributed to increased depreciation expense relating to capital expenditures to expand the network, including purchases of fiber optic cable, switching and other network equipment being placed into service, and increased amortization expense relating to intangible assets arising from the Company's acquisitions of Telegroup, AT&T Canada, GlobalServe and the LTN and Wintel Companies.

Interest expense increased from $28.2 million for the nine months ended September 30, 1998 to $53.7 million for the nine months ended September 30, 1999. The increase is primarily attributable to the January 1999 Senior Notes, the Telegroup Notes, the 1998 Senior Notes and additional capital lease financing.

Interest income decreased from $8.6 million for the nine months ended September 30, 1998 to $7.7 million for the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company's liquidity requirements arise from net cash used in operating activities; purchases of network equipment including switches, related transmission equipment, international and domestic fiber optic cable transmission capacity, satellite earth stations and satellite transmission capacity; interest and principal payments on outstanding indebtedness, and acquisitions of and strategic investments in businesses. The Company has financed its growth to date through public offerings and private placements of debt and equity securities, bank debt and capital lease financing.

Net cash used in operating activities was $63.1 million for the nine months ended September 30, 1999 as compared to net cash used in operating activities of $55.9 million for the nine months ended September 30, 1998. The increase in operating cash used was comprised of an increase in accounts receivable due to higher revenue in 1999 and an increase in other current assets, partially offset by an increase in accounts payable.

Net cash used in investing activities was $156.5 million for the nine months ended September 30, 1999 compared to net cash used in investing activities of $33.5 million for the nine months ended September 30, 1998. Net cash used in investing activities during the nine months ended September 30, 1999 includes $80.0 million of capital expenditures primarily for the expansion of the Company's global network as compared to $55.9 million during the nine months ended September 30, 1998. Additionally, $101.3 million of cash was used during the nine months ended September 30, 1999 to acquire Telegroup, the LTN and Wintel Companies, AT&T Canada, GlobalServe, TelSN, Hotkey, TCP/IP, TouchNet, and Cards & Parts.

Net cash provided by financing activities was $168.1 million for the nine months ended September 30, 1999 as compared to net cash provided by financing activities of $153.8 million for the nine months ended September 30, 1998. Cash provided by financing activities in the nine months ended September 30, 1999 resulted primarily from $192.5 million of net proceeds from the January 1999 Senior Notes offering, partially offset by the $17.8 million repayment of the Revolving Credit Agreement and $4.0 million of payments on capital leases.

In October 1999, the Company sold 8.0 million shares of its common stock at a price of $22.50 per share ("1999 Common Stock Offering") and issued $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 ("October 1999 Senior Notes"). The net proceeds from these sales were approximately $411.7 million.

The Company believes that the net proceeds from the 1999 Common Stock Offering and the issuance of the October 1999 Senior Notes, together with its existing cash and available capital lease financing, will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, possible acquisitions and other cash needs for the Company's operations until at least December 31, 2000. The semi-annual interest payments due through August 1, 2000 under the $225 million of aggregate principal amount of the Company's 11 3/4% senior notes ("1997 Senior Notes") have been pre-funded and will be paid from restricted investments. The Company is continually evaluating the expansion of its service offerings and plans to make further investments in and enhancements to its switches and distribution channels. In order to fund these additional cash requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources. Additionally, if the Company's plans or assumptions change (including those with respect to the development of the network, the level of its operations and its operating cash flow), if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may be required to seek additional capital sooner than expected.

Year 2000

Readiness Program. In 1998, Primus began a comprehensive inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems throughout the world. Primus has completed its inventory and assessment and is repairing or replacing the network elements and significant management systems that have been determined not to be Year 2000 ready. Primus expects to complete the repair, replacement, testing and certification of substantially all non-ready network elements in the United States within the next 30 days. Primus is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 readiness.

Suppliers. Primus has contacted third party suppliers of major equipment, software, systems and services used by the Company to identify and, to the extent possible, to resolve issues involving Year 2000 readiness. However, the Company has limited or no control over the actions of these third party suppliers. Consequently, while Primus expects that it will be able to resolve any significant Year 2000 issues with regard to its systems and services, there can be no assurance that its suppliers will resolve any or all Year 2000 issues before the occurrence of a material disruption to the business of the Company or any of its customers.

Costs. Primus expects to incur in the aggregate up to approximately $3 million in expenditures in 1999 to complete its Year 2000 readiness program and to date has spent approximately $2 million. These estimates do not include the costs of systems, software and equipment that are being replaced or upgraded in the normal course of business. The costs of modifying the Company's network elements, software and systems for Year 2000 readiness are being funded from existing cash resources and are being charged as expenses as incurred.

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

Contingency Plans. Primus has developed appropriate contingency plans to mitigate, to the extent possible, any significant Year 2000 non-readiness. If Primus is required to implement its contingency plans, the cost of Year 2000 readiness may be greater than the amount referenced above and there can be no assurance that these plans will be adequate.

Special Note Regarding Forward Looking Statements

Statements in this Form 10-Q, including those concerning the Company's expectations of future sales, net revenue, gross profit, net income, network development, traffic development, capital expenditures, selling, general and administrative expenses, service introductions and cash requirements include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors, which could cause results to differ from expectations, include risks associated with Primus's limited operating history; entry into developing markets; managing rapid growth; substantial indebtedness; liquidity; historical and future operating losses; acquisition and strategic investment risks; intense competition; dependence on facilities-based carriers; international operations; dependence on effective information and billing systems; industry changes; network development; dependence on key personnel and government regulations. These factors are discussed more fully in the Company's 1998 Form 10-K and the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 2, 1999.

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's primary market risk exposures relate to changes in foreign currency exchange rates and to changes in interest rates.

   Foreign currency - Although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in exchange rates may have a significant effect on the Company's results of operations. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive loss" within the stockholders' equity section of the consolidated balance sheet. The Company historically has not engaged in hedging transactions to mitigate foreign exchange risk.

   Interest rates - The Company's financial instruments that are sensitive to changes in interest rates are its (i) 1997 $225 million 11 3/4% senior notes due August 2004, (ii) 1998 $150 million 9 7/8% senior notes due May 2008,
   (iii) January 1999 $245 million 11 1/4% senior notes due January 2009, (iv) October 1999 $250 million 12 3/4% senior notes due October 2009. As of September 30, 1999, the aggregate fair value of the 1997, 1998 and 1999 senior notes approximates their face value.

   PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

            We are involved from time to time in litigation incidental to the conduct of our business. We believe the outcome of pending legal proceedings to which we are a party will not have a material adverse effect on out business, financial condition, results of operations or cash flow.

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            (a) In November 1999, the Company purchased substantially all of the assets of DigitalSelect, LLC ("Digital Select"), a provider of DSL Internet access and Web content services. The purchase price of $7.5 million was paid with $5.2 million in cash, the issuance of a $0.7 million short-term promissory note and 69,023 shares of the Company's common stock valued based on a 20 day trailing average of the last sale price of the Company's common stock.

            (b) In November 1999, the Company purchased substantially all of the assets of 1492 Technologies, LLC ("1492 Technologies"), an Internet Web site development and service firm. The purchase price of $0.5 million was paid for with $0.2 million cash and with 15,500 shares of the Company's common stock valued based on a 20 day trailing average of the last sale price of the Company's common stock.


   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable

   ITEM 5.  OTHER INFORMATION

            Not applicable

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits (see index on page 18)

        (b) Reports on Form 8-K

            Current report on Form 8-K filed on July 12, 1999.
            Current report on Form 8-K filed on July 14, 1999.
            Current report on Form 8-K filed on July 26, 1999.
            Amendment to current report on Form 8-K filed on August 2, 1999. Current report on Form 8-K filed on August 5, 1999.
            Current report on Form 8-K filed on October 13, 1999.
            Current report on Form 8-K filed on October 18, 1999.
            Current report on Form 8-K filed on October 20, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED



Date November 15, 1999             By:  /s/ Neil L. Hazard
     --------------------               -----------------------

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

 4.8 Specimen 11 1/4% Senior Notes due 2009; Incorporated by reference to Exhibit A included in Exhibit 4.7.

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

27.1     Financial Data Schedule for the nine months ended September 30, 1999. *



*  Filed herewith