Form 10-K405
period 1999-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2000-03-30
CIK 1006837

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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
      None                                           N/A

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              --
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Non-affiliates of Primus Telecommunications Group, Incorporated held 28,434,120 shares of Common Stock as of February 29, 2000. The fair market value of the stock held by non-affiliates is $1,247,547,015 based on the sale price of the shares on February 29, 2000.

         As of February 29, 2000, 37,221,085 shares of Common Stock, par value $.01, were outstanding.

                     Documents Incorporated by Reference:
     Portions of the definitive Proxy Statement to be delivered to Stockholders Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.
================================================================================

                                    PART I

ITEM 1.  BUSINESS

General

We are a facilities-based global total service provider offering bundled international and domestic Internet, data and voice services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia and Japan. We seek to capitalize on the increasing demand for high-quality international communications services which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of data and Internet traffic.

We primarily target customers with significant international long distance usage, including small- and medium-sized enterprises (SMEs), multinational corporations, ethnic residential customers and other telecommunications carriers and resellers. We also intend to target Internet-based businesses as we deploy our global ATM+IP network. As of December 31, 1999, we had approximately 1.9 million customers. We provide our customers with a portfolio of competitively priced services, including:

       . International and domestic long distance services and private networks;

       . Prepaid and calling cards, toll-free services and reorigination services; and

       . Local services in Australia, Canada, Puerto Rico and the United States
         Virgin Islands.

Through our subsidiary iPRIMUS.com, we target SMEs and residential customers for data and Internet services, including dial-up, dedicated and high-speed Internet access, virtual private networks, Web hosting, data center co-location, voice-over IP services, e-commerce services and other data services.

By constructing and expanding our network, we have reduced costs, improved service reliability and increased flexibility to introduce new products and services. We believe that, as the volume of telecommunications traffic carried on our network increases, we should continue to improve profitability as we more fully utilize our network capacity and realize economies of scale. Currently, 29 countries are connected directly to our network. We expect to continue to expand our network through additional investment in undersea and domestic fiber optic cable systems, international gateway and domestic switching facilities and international satellite earth stations as customer demand justifies the capital investment.

We are a Delaware corporation that was formed in 1994.

Strategy

Our objective is to become a leading global provider of international and domestic Internet, data, e-commerce and voice services. Key elements of our strategy to achieve this objective include:

        . Provide One-Stop Shopping for Internet, Data and Voice Services: We offer in selected markets, and intend to offer our customers in each of the markets we serve, a portfolio of bundled Internet, data and voice services. We typically enter international markets in the early stages of deregulation by initially offering international long distance voice services and subsequently expanding our portfolio of offerings to include Internet access and data services. For example, through our recent acquisitions in Canada, we now offer our business and residential customers a comprehensive array of voice services, including international and domestic long distance, as well as Internet access and enhanced services, including Internet roaming and Web hosting. By bundling our traditional voice services with data and Internet services, we believe that we will attract and retain a strong base of retail customers, which are traditionally the highest margin communications customers.

        . Expand the Reach and Data Capabilities of Our Global Network: Through the geographic expansion of our global network, we expect to be able to increase the amount of our on-net traffic and thereby continue to reduce transmission costs and operating costs as a percentage of revenue, improve gross margins, reduce reliance on other carriers, and improve service reliability. In addition, we are leveraging our existing network to provide a full range of asynchronous transfer mode
          (ATM), frame relay and Internet protocol-based data and voice communications over a global broadband ATM+IP network. Our commitment and ability to provide reliable, carrier-grade voice, data and Internet communications over our global network on a standard platform recently enabled us to qualify as a Cisco powered network. We also expect to offer Web hosting services at various locations in our core markets, beginning in the second quarter of 2000 when we intend to offer Web hosting services co-located at some of our major switch sites. In addition, through our satellite earth station in London, we currently offer Internet and data transmission services in the Indian Ocean/Southeast Asia region. Our target satellite customers are PTTs, other communications carriers, ISPs and multinational corporations in developing countries. We plan to replicate this strategy by offering Internet and data services in Latin America and the Pacific Rim through the addition of four satellite earth stations, two on each of the east and west coasts of the United States.

        . Build Base of Retail Customers with Significant International
          Communications Usage: We are focused on building a retail customer base with significant demand for international Internet, data and voice services. These customers typically include small- and medium-sized enterprises, multinational corporations, Internet-based businesses and ethnic residential customers. We are particularly targeting SME customers worldwide by focusing on the need SMEs have for secure Internet and data services and e-commerce services and solutions. Our strategic focus on retail customers reflects that we generally realize a higher gross margin as a percentage of net revenue from these customers compared to carrier customers. By offering high quality services at competitive prices through experienced sales and service representatives and bundling a comprehensive portfolio of communications services, we intend to further broaden our retail base.

        . Pursue Early Entry Into Selected Deregulating Markets: We seek to be an early entrant into selected deregulating communications markets worldwide where we believe there is significant demand for voice, data and Internet services as well as substantial growth and profit potential. We believe that early entry into deregulating markets provides us with competitive advantages as we develop sales channels, establish a customer base, hire personnel experienced in the local communications industry and achieve name recognition prior to a large number of competitors entering these markets. We intend to concentrate our immediate expansion plans in those markets that are more economically stable and are experiencing more rapid deregulation, such as continental Europe and Canada. Subsequently, we plan to expand in additional markets, including Japan, other parts of the Asia-Pacific region and Latin America.

        . Grow Through Selected Acquisitions, Joint Ventures and Strategic
          Investments: As part of our business strategy, we frequently evaluate potential acquisitions, joint ventures and strategic investments, some of which may be material, with companies in the voice, data and Internet businesses. We view acquisitions, joint ventures and strategic investments as a means to enter additional markets, add new products and market segments (e.g., DSL and Web hosting), expand our operations within existing markets, and generally accelerate the growth of our customer and revenue base. We target voice and data service providers, ISPs and Web hosting companies with an established customer base, complementary operations, telecommunications licenses, experienced management or network facilities in our target markets. In particular, we anticipate that we will make additional investments in or acquisitions of ISPs and other Internet-related and data service businesses worldwide.

RECENT DEVELOPMENTS, INVESTMENTS AND ACQUISITIONS

Acquisition of Shore.Net

In March 2000, we acquired Eco Software, Inc. (Shore.Net), a U.S. based, business-focused ISP for $43.1 million, comprised of $21.6 million in cash and 489,163 shares of our common stock.

Hewlett-Packard Alliance and Investment

In March 2000, we entered into a strategic business alliance agreement with Hewlett-Packard Company pursuant to which Hewlett-Packard will provide us products and services to enable us to develop data centers in Europe, Australia, Japan and Brazil. These data centers will allow us to deliver our customers' e-commerce, Web hosting and other data/Internet services. Hewlett-Packard also agreed to purchase up to $50 million in convertible debt. Such debt will bear interest at a rate of 9.25% per annum and is convertible into our common stock at a price of $60 per share. We have the right under certain circumstances to require Hewlett-Packard to convert the debt to equity. To date, Hewlett-Packard has invested $25 million. Until converted, the debt will be secured by equipment purchased from Hewlett-Packard with the proceeds of the investment.

Acquisition of Citrus

In February 2000, we acquired 51% of CS Communications System GmbH and CS Network GmbH (Citrus), a reseller of voice traffic and seller of telecommunication equipment and accessories for $0.4 million, comprised of $0.3 million in cash and 2,092 shares of our common stock.

Acquisition of LCR Telecom

In February 2000, we acquired over 96% of the common stock of LCR Telecom Group, Plc in exchange for 2,100,920 shares of our common stock valued at $85.9 million. The purchase price is subject to adjustment and could be increased to a total of 2,463,000 shares.

LCR Telecom operates principally in European markets and is an international telecommunications company providing least cost routing, international callback and other value added services, primarily to small-and medium-sized enterprises (SMEs). Least cost routing involves the selection, on a call-by-call basis, of the most cost-effective carrier for each call and enables customers to benefit from volume purchasing, giving them substantial cost savings previously only available to larger organizations with extensive telecommunications volume. LCR Telecom has grown from about 1,000 customers at the beginning of 1997 to approximately 10,000 customers currently, primarily in the United Kingdom, France, Spain and Belgium.

Issuance of Convertible Subordinated Debentures

In February and March 2000, we completed the sale of $300 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007. The debentures are convertible into approximately 6,025,170 shares of our common stock at a conversion price of $49.7913.

Strategic Partnership with Sitara Networks

In February 2000, we entered into a multi-year product and service agreement with, and made a $3 million equity investment in, Sitara Networks. Sitara's quality-of-service (QoS) technology permits users to monitor and manage bandwidth consumption remotely to ensure mission critical applications are adequately supported. Pursuant to the arrangement, we will use Sitara Networks' QoS appliances as a complement to our global ATM+IP network and Sitara will provide installation and service support.

Acquisition of Infinity Online

In January 2000, we acquired Infinity Online Systems, an Internet service provider based in Ontario, Canada, for $2.2 million, comprised of $1.1 million in cash and 29,919 shares of our common stock. The acquisition increases our total Internet subscribers in Canada by over 10,000 to nearly 80,000, gives us an established Internet protocol infrastructure to deliver Web hosting and Web design to the SME market and also gives us two Internet content sites, "filedudes.com" and "gamedudes.com." These sites are part of a series of content sites known as "thedudes.net," an Internet-based distribution network for free software and down-loadable files on a variety of topics.

U.S. Broadband Backbone

In December 1999, we expanded our existing fiber capacity agreement with Qwest. Pursuant to this expansion, we have agreed to purchase approximately $23.2 million of fiber capacity which will provide us with an ATM+IP based nationwide broadband backbone of nearly 11,000 route miles of fiber optic cable in the U.S. and will provide us with private Internet peering at select sites in the U.S. and overseas. The agreement initially provides us with access to OC-3 and OC-12 expandable to OC-48 capacity between our six existing U.S. gateway switches and up to at least nine future points of presence (POPs) in 12 U.S. cities including New York, Los Angeles, San Francisco, Chicago, Boston and Washington, DC. Under the agreement, we also may choose to expand to OC-48 capacity as our bandwidth requirements increase.

Pilot Investment

In December 1999, we entered into a strategic agreement with Pilot Network Services, a provider of secure, subscription-based e-business services. Pilot has agreed to configure our network operations centers, hosting centers and data centers around the world with Pilot's proprietary Heuristic Defense Infrastructure(TM) (HDI) and to provide real time security on our global network. HDI technology provides us with advanced Internet security that will enable our customer base to transmit secure data to conduct business-to-business e-commerce on a global basis. In addition, Pilot will utilize our network to provide secure access Web hosting, Application Service Provider (ASP) hosting and e-business services to its corporate clients.

In connection with the strategic business arrangement, in January 2000, we made a $15 million strategic investment in Pilot pursuant to which we purchased 919,540 shares, or 6.3%, of Pilot's common stock at a price of $16.3125 per share. We also received a warrant to purchase an additional 200,000 shares at $25.00 per share. K. Paul Singh, our Chairman and Chief Executive Officer, has been elected to Pilot's Board of Directors.

Acquisition of DigitalSelect

In November 1999, we purchased substantially all of the assets of DigitalSelect, LLC, a provider of digital subscriber line (DSL) high-speed Internet access and Web content services to over 2,000 small and medium-sized enterprises located primarily in the Eastern seaboard region of the U.S. DSL technology allows for secure high-speed Internet access using the existing copper phone wires found in nearly every home and business today. Once installed, the high-speed DSL connection is secure and is "always on," removing the need to dial-in each time a user wants to connect to the Internet.

We paid the $7.5 million purchase price with $5.3 million in cash, the issuance of a $0.7 million short-term promissory note and 69,023 shares of our common stock valued based on a 20 day trailing average of the last sale price of our common stock.

Acquisition of 1492 Technologies

In November 1999, we purchased substantially all of the assets of 1492 Technologies, LLC, an Internet Web site development, consulting and service firm. With the acquisition of this company, we hope to help Primus clients develop Internet operations, network management and hosting services and also work with customers to evolve their web presence as new technologies become available.

The purchase price of $0.5 million was paid for with $0.2 million in cash and 15,500 shares of our common stock valued based on a 20 day trailing average of the last sale price of our common stock.

Acquisition of Matrix Internet

In November 1999, we invested $11.4 million in cash in exchange for 51% of Matrix Internet, S.A., Brazil's fifth largest ISP. Matrix currently has a subscriber base of about 54,000 active corporate, governmental and consumer users. Matrix's network consists of nearly 50 POPs in most major Brazilian cities which are connected by Matrix's own fiber backbone. We also have options to acquire the remaining 49% ownership interests in Matrix not currently owned by us.

Acquisition of Telegroup Retail Assets

On June 30, 1999 and effective as of June 1, 1999, we acquired the global retail business of Telegroup, including the acquisition of selected Telegroup foreign subsidiaries, which includes:

       . Approximately 372,000 retail customers located primarily in the United
         States, Europe and Canada;

       . Two carrier grade switches, one located in the New York City area and one located in London;

       . Approximately 20 programmable switching platforms and POPs located in the United States, Europe and Japan;

       . Telegroup's global network of sales agents;

       . A Web-based order-entry and provisioning system for agents; and

       . A global network operations center and call center.

We paid the $71.9 million purchase price, plus $23.3 million for certain current assets, by issuing $45.5 million in aggregate principal amount of our 11 1/4% senior notes due 2009 and by issuing a $4.6 million short-term promissory note and paying the remainder in cash. The acquisition had an effective date of June 1, 1999 such that the financial results of the acquired business have been included in the Company's results beginning June 1, 1999.

Acquisition of AT&T Canada Consumer Business

On May 31, 1999, we purchased the residential long distance customer base and customer support assets and residential Internet customers and network of AT&T Canada and ACC Telenterprises for a purchase price of $36.7 million ($27.1 million in cash and $9.6 million in debt). We also entered into a strategic alliance pursuant to which AT&T Canada agreed to:

       . provide us with underlying network services in Canada for five years;

       . provide Canadian domestic termination for our global customers;

       . provide customer support services to the customer base transferred to us for up to twelve months after the purchase; and

       . license to us its bill face for six months after the purchase.

With this transaction, we acquired approximately 428,000 retail voice customers, including 28,000 residential Internet customers, customer support assets, and related POPs.

Internet and Data Services

In May 1999, we organized our Internet and data services business to be operated by our subsidiary, iPRIMUS.com, which provides services in some of the markets where we operate. We are leveraging our existing global network infrastructure to deploy a global broadband ATM+IP network optimized for e-commerce and Internet Protocol-based data and voice services. In December 1999, we entered into an agreement with Qwest to purchase a nationwide broadband OC-48 fiber optic backbone ring, which will constitute the U.S. portion of our global ATM+IP network. We expect deployment of this ring to be completed in the second quarter of 2000. In February 1999, we acquired Globalserve Communications, a leading ISP in Canada, and we acquired the remaining 40% interest in Hotkey Internet Services that we did not previously own. We also recently acquired two German ISPs, TCP/IP, which operates an Internet backbone in Germany with over 20 POPs nationwide, and TouchNet. As a result of these acquisitions, we are now providing Internet services to business and residential customers in Australia, Canada and Germany. With our satellite earth station in London, we offer Internet transmission services in the Indian Ocean/Southeast Asia region. We intend to deploy additional satellite earth stations to service Latin America and the Pacific Rim. Our commitment and ability to provide voice, data and Internet communications over our global integrated communications network enabled us to qualify as a Cisco-powered network.

Global Crossing Capacity Purchase Agreements

On May 24, 1999, we entered into capacity purchase agreements with Global Crossing Holdings Ltd. We agreed to purchase up to $50 million of fiber capacity from Global Crossing and Global Crossing agreed to purchase up to $25 million of services on our global satellite network, subject to certain conditions.

Acquisition of London Telecom

On March 31, 1999, we acquired London Telecom, a provider of domestic and international long distance services to approximately 162,000 residential and business customers in Canada and substantially all of the operating assets of Wintel CNC Communications, Inc. and Wintel CNT Communications, Inc., which are Canadian-based long distance telecommunications providers affiliated with the London Telecom companies, for $50 million in cash. As part of this acquisition, we acquired network assets as well as call centers located in Toronto and Vancouver. We intend to continue marketing the London Telecom services under the London Telecom brand names.

Description of Operating Markets

The following is a description of our operations in each of our primary service regions:

United States. In the United States, we provide long distance services to small- and medium-sized businesses, residential customers, multinational corporations and other telecommunication carriers. We operate international gateway telephone switches in the New York City area, Washington, Fort Lauderdale and Los Angeles which are connected with countries in Europe, Latin America and the Asia-Pacific region through owned and leased international fiber cable systems. We maintain a direct sales organization in New York and Virginia to sell to business customers and have a telemarketing center for small business sales in Tampa. To reach residential customers, we advertise nationally in ethnic newspapers and other publications, offering discounted rates for international calls to targeted countries. We also utilize independent agents to reach and enhance sales to both business and residential customers and have established a direct sales force for marketing international services to other long distance carriers. Additionally, as a result of the TresCom merger, we have expanded our marketing activities to customers in the United States seeking to transmit international calls to Latin America, consisting principally of businesses with sales or operations in Latin America, as well as the growing Hispanic population in the United States. We maintain a national customer service center in Florida staffed with multi-lingual representatives and operate a 24-hour global network management control center in Virginia that monitors our network. We also operate network management control centers in London, Sydney and, following the Telegroup acquisition, in Cedar Rapids, Iowa. In addition to international long distance services, we provide local service in Puerto Rico and the United States Virgin Islands.

In the United States, we also offer DSL Internet access services to business and residential customers through our agreements with NorthPoint Communications and Covad Communications as well as through the assets acquired from DigitalSelect in November 1999. In addition, we provide Web site development and services through our acquisition of 1492 Technologies in November 1999.

Canada. In Canada, we provide long distance services to small- and medium-sized businesses, residential customers and other telecommunication carriers and have sales and customer service offices in Vancouver, Toronto and Montreal. We operate international gateway switches in Toronto and Vancouver, maintain points-of-presence in Ottawa, Montreal and Calgary and lease interexchange circuits in Canada. In Canada, we offer Internet access services through our February 1999 acquisition of GlobalServe Communications, Inc. In March 1999, we acquired London Telecom Network, Inc. and related entities which provide long distance telecommunications services in Canada. In May 1999, we purchased customer bases and assets of AT&T Canada. In June 1999, we acquired Telephone Savings Network, Ltd., a reseller of local services to small- and medium-sized business customers in Canada.

As of December 31, 1999, we had approximately 167,023 business customers and 964,572 residential customers in North America.

Europe. We are a fully-licensed carrier in the United Kingdom and provide domestic and international long distance services to residential customers, small businesses, and other telecommunications carriers. We operate an Ericsson AXE-10 international gateway telephone switch in London, which is directly connected to the United States and is directly connected to continental Europe via our international gateway switch in Frankfurt, Germany. In addition, we have completed the construction in London of an Intelsat earth station and lease capacity on the Intelsat-62 satellite. This new earth station is operational and is able to carry voice, data and Internet traffic to and from countries in the Indian Ocean/Southeast Asia region. Our European operations are headquartered in London, where we maintain both a 24-hour customer service call center and a 24-hour network management control center which monitors our network in the United Kingdom. We market our services in the United Kingdom using a combination of direct sales, agents, and direct media advertising primarily to ethnic customers who make a higher-than-average percentage of international calls.

We are in the process of expanding our services and network to continental Europe which has recently begun the process of deregulation of its telecommunications markets. We currently hold a Class-4 switched voice telephone license in Germany, an L34.1 switched voice license in France and a voice services license in Switzerland. Our international gateway switch in Paris recently became operational, and by the end of the second quarter of 2000, our network in Europe is expected to include the Frankfurt international gateway switch which is currently operational, and up to 11 additional switches in various countries. Through the TelePassport/USFI acquisition, we acquired a base of small business customers in Germany to whom we provide reorigination services, establishing a platform for our expansion into that market. Additionally, we have opened our first continental European sales office in Frankfurt and are in the process of building a direct sales force and engaging independent sales agents to market our services. We have recently acquired two German ISPs, TCP/IP, which operates an Internet backbone in Germany with over 20 POPs nationwide, and TouchNet. With these acquisitions we can now begin to offer bundled voice, data and Internet services to existing and new customers in Germany.

As of December 31, 1999, we had approximately 2,698 business customers and 86,032 residential customers in the United Kingdom.

Asia-Pacific. We are a licensed carrier permitted to own and operate transmission facilities in Australia. We are the fourth largest long distance company in Australia based on revenues, providing domestic and international long distance services, data and Internet access services, as well as local and cellular service on a resale basis, to small- and medium-sized business customers and ethnic residential customers. We have invested substantial resources over the past three years to build a domestic and international long distance network to transform our Australian operations into a facilities-based telecommunications carrier. During 1997, we installed and began operating a five-city switched network using Northern Telecom switches in Sydney, Melbourne, Perth, Adelaide, and Brisbane. We purchased international fiber cable capacity during 1997 and linked the Australian network to the United States via the TPC-5, APCN, and Jasaurus cable systems, as well as to New Zealand. We became a fully licensed facilities-based telecommunications carrier on July 1, 1997. In August 1997, equal access was introduced in Australia, and we began the process of migrating and connecting customers directly onto our own network. We maintain both a 24-hour customer service center and a network management control center in Australia.

In March 1998, we purchased a controlling interest in Hotkey, an Australia-based ISP, and in April 1998, we acquired all of the outstanding stock of Eclipse, an Australia-based data communications service provider. In February 1999, we purchased the remaining stock in Hotkey. The Hotkey and Eclipse acquisitions positioned us to offer a complete range of telecommunications services for corporate customers in Australia, including fully integrated voice and data networks, as well as Internet access. We market our services through a combination of direct sales to small- and medium-sized business customers, independent agents which market to business and residential customers, and media advertising aimed at ethnic residential customers living in Australia who make a high volume of international calls.

We entered the Japanese market in late 1997 through the TelePassport/USFI acquisition. According to the International Telecommunications Union, in 1998, the total telecommunications market in Japan accounted for approximately $84.0 billion in revenues. We maintain an office in downtown Tokyo and operate an international gateway switch to provide international calling services to resellers and small businesses. We interconnected our Tokyo switch to Los Angeles via the TPC-5 fiber cable system. We have a Type I carrier license, which permits us to provide selected telecommunications services using our own facilities in Japan. We plan to market our services in Japan through direct sales and relationships that we are establishing with business partners.

As of December 31, 1999, we had approximately 30,047 business customers and 387,471 residential customers in the Asia-Pacific region.

Services

We offer a broad array of communications services through our network and through interconnection with the networks of other carriers. Our decision to offer certain services in a market is based on competitive factors and regulatory restraints within the market. Below is a summary of services we offer:

        . International and Domestic Long Distance. We provide international long distance voice services terminating in approximately 230 countries, and provide domestic long distance voice services within selected countries within our principal service regions.

        . Private Network Services. For business customers, we design and implement international private network services that may be used for voice, data and video applications.

        . Data and Internet Services. In Australia, we offer data transfer services over ATM and frame relay networks in addition to Internet access services. In Canada, we offer Internet access services through our February 1999 acquisition of GlobalServe, our May 1999 acquisition of ACC Telenterprises and our January 2000 acquisition of Infinity Online. In Germany, we offer Internet access services through our acquisitions of TCP/IP and TouchNet. In Brazil, we offer Internet access services through our November 1999 acquisition of 51% of Matrix Internet, which also maintains an Internet portal. We also offer Web design, Web hosting, co-location and e-commerce services in selected regions and we recently acquired 1492 Technologies, an Internet Web site development and service firm. We also recently acquired substantially all of the assets of DigitalSelect, a provider of DSL Internet access. Our satellite earth station in London enables us to offer Internet and data transmission services in the Indian Ocean/Southeast Asian region. We plan to replicate this strategy to offer such services in Latin America and the Pacific Rim by adding four additional satellite earth stations, two each on the east and west coasts of the United States.

        . Reorigination Services. In selected countries, we provide call reorigination services which allow non-United States country to country calling to originate from the United States, thereby taking advantage of lower United States accounting rates.

        . Local Switched Services. We intend to provide local service on a resale basis as part of our "multi-service" marketing approach, subject to commercial feasibility and regulatory limitations. We currently provide local service in Australia, Canada, Puerto Rico and the United States Virgin Islands.

        . Toll-free Services. We offer domestic and international toll-free services within selected countries within our principal service regions.

        . Cellular Services. We resell Telstra analog and digital cellular services in Australia.

        . Prepaid and Calling Cards. We offer prepaid and calling cards that may be used by customers for domestic and international telephone calls both within and outside of their home country.

Network

General. Since our inception in 1994, we have been deploying a global intelligent communications network consisting of international and domestic switches, related peripheral equipment, undersea fiber optic cable systems and leased satellite and cable capacity. We believe that our network allows us to control both the quality and cost of the on-net communications services we provide to our customers. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, uses SS7 signaling and is supported by comprehensive monitoring and technical services. Our network consists of:

        . a global backbone network connecting intelligent gateway switches in our principal service regions:

        . a domestic long distance network presence within certain countries within our principal service regions; and

        . a combination of owned and leased transmission facilities, resale arrangements and foreign carrier agreements.

Each of our international gateway switches is connected to our domestic and international networks as well as those of other carriers in a particular market, allowing us to:

        . provide seamless service;

        . package and market the voice and data services purchased from other carriers under the "Primus" brand name; and

        . maintain a substantial portion of each market's United States-bound return traffic through our integrated communications network to maintain quality of service and cost efficiencies and increase gross margins.

We have targeted North America, the United Kingdom, continental Europe and Australia for the immediate development of our network due to their economic stability and the more rapid pace of deregulation as compared to other areas of the world. We expect to expand our network into additional markets within our principal service regions, including in Japan and other parts of the Asia-Pacific region and Latin America. We are using our United Kingdom operations to coordinate efforts to enter other major markets in Europe in conjunction with the deregulation of the telecommunications industry in certain EU countries which began in 1998. This expansion commenced with our installation of an international gateway switch in Frankfurt, and is continuing with our international gateway switch in Paris, which has recently become operational, and with our acquisition of an international gateway switch in London from a European subsidiary of Telegroup.

Switches and Points of Presence. Our network consists of 19 carrier-grade switches, including 15 international gateway switches and four domestic switches in Australia. We currently operate more than 150 POPs and Internet access nodes within our principal service regions.

Here is further information about the location and type of our switches:

     Location                                                  Type of Switch
     --------                                                  --------------
     New York City(3)........................................  International Gateway
     Los Angeles.............................................  International Gateway
     Washington..............................................  International Gateway
     Fort Lauderdale.........................................  International Gateway
     Toronto.................................................  International Gateway
     Vancouver...............................................  International Gateway
     London(2)...............................................  International Gateway
     Paris...................................................  International Gateway
     Frankfurt...............................................  International Gateway
     Sydney..................................................  International Gateway
     Tokyo...................................................  International Gateway
     Puerto Rico.............................................  International Gateway
     Adelaide................................................  Domestic
     Brisbane................................................  Domestic
     Melbourne...............................................  Domestic
     Perth...................................................  Domestic

Fiber Optic Cable Systems. Where our customer base has developed sufficient traffic, we have purchased and leased undersea and land-based fiber optic cable transmission capacity to connect to our various switches. Where traffic is light or moderate, we obtain capacity to transmit traffic on a per-minute variable cost basis. When traffic volume increases and such commitments are cost effective, we either purchase lines or lease lines on a monthly or longer term basis at a fixed cost and acquire economic interests in transmission capacity through minimum assignable ownership units and indefeasible rights of use to international traffic destinations. The following chart sets forth a listing of the undersea fiber optic cable systems in which we have capacity (which includes both minimum assignable ownership units and indefeasible rights of use):

  Cable System                 Countries Served                                                      Status
 -------------                 ----------------                                                      ------
TAT 12/13             United States--United Kingdom                                                 Existing
Gemini                United States--United Kingdom                                                 Existing
CANTAT                United States--Germany                                                        Existing
                      United States--Canada                                                         Existing
CANUS                 United States--Canada                                                         Existing
FLAG                  United Kingdom--Italy                                                         Existing
                      United Kingdom--Israel                                                        Existing
UK--France 5          United Kingdom--France                                                        Existing
Arianne               France--Greece                                                                Existing
CIOS                  United Kingdom--Israel                                                        Existing
Aphrodite             United Kingdom--Cyprus                                                        Existing
TPC 5                 United States--Japan                                                          Existing
APCN                  Japan--Indonesia                                                              Existing
Jasaurus              Indonesia--Australia                                                          Existing
Atlantic Crossing-1   United States--United Kingdom                                                 Existing
Columbus II           United States--Mexico                                                         Existing
Americas I            United States--Brazil                                                         Existing
                      United States--United States Virgin Islands                                   Existing
                      United States Virgin Islands--Trinidad                                        Existing
PTAT-1                United States--United States Virgin Islands                                   Existing
CARAC                 United States--United States Virgin Islands                                   Existing
Taino--Carib          United States Virgin Islands--Puerto Rico                                     Existing
Bahamas I             United States--Bahamas                                                        Existing
ECMS                  United States Virgin Islands--Antigua--St. Martin--St. Kitts
                      -- Martinique--Guyana
CANTAT 3              United States--Denmark                                                        Existing
ODIN                  Netherlands--Denmark                                                          Existing
RIOJA                 Netherlands--Belgium                                                          Existing
Southern Cross        United States--Australia                                                      Under Construction
JPN--US               United States--Japan                                                          Under Construction
Americas II           United States--Argentina                                                      Under Construction
Columbus III          United States--Spain                                                          Under Construction
Pan American          United States Virgin Islands--Aruba--Venezuela--Panama                        Under Construction
                      --Colombia--Ecuador--Peru--Chile--Panama
Bahamas 2             United States--Bahamas                                                        Under Construction
MONA                  Puerto Rico--Dominican Republic                                               Under Construction
Antillas 1            Puerto Rico--Dominican Republic                                               Under Construction

In December 1999, we expanded our existing fiber capacity agreement with Qwest. Pursuant to this expansion, we have agreed to purchase approximately $23.2 million of fiber capacity which will provide us with a nationwide broadband backbone of nearly 11,000 route miles of fiber optic cable in the U.S. and will provide us with access to OC-3 and OC-12 capacity between our six existing U.S. gateway switches and up to at least nine future POPs in 12 U.S. cities including New York, Los Angeles, San Francisco, Chicago, Boston and Washington, DC. Under the agreement, we also may choose to expand to OC-48 capacity as our bandwidth requirements increase. On May 24, 1999 through a capacity purchase agreement with Global Crossing Holdings Ltd., we agreed to purchase up to $50 million of fiber capacity on Global Crossing's undersea fiber network.

Satellite Earth Stations and Capacity. We are constructing international satellite earth stations and purchasing capacity on international satellites in order to provide data and Internet transmission services, in addition to voice services, principally to and from post, telephone and telegraph operators, other telecommunications carriers and Internet service providers, in developing countries. We have completed the construction in London of an Intelsat earth station and lease capacity on the Intelsat-62 satellite. This earth station now is operational and is able to carry voice, data and Internet traffic to and from countries in the Indian Ocean/Southeast Asia region. Pursuant to our purchase agreement with Global Crossing, Global Crossing has agreed to purchase up to $25 million of capacity on our global satellite network.

Foreign Carrier Agreements. In selected countries where competition with the traditional incumbent post, telephone and telegraph operators is limited or is not currently permitted, we have entered into foreign carrier agreements with post, telephone and telegraph operators or other service providers which permit us to provide traffic into and receive return traffic from these countries. We have existing foreign carrier agreements with post, telephone and telegraph and other licensed operators in Cyprus, Greece, India, Iran, Italy, New Zealand, the Philippines, Belgium, Denmark, Israel, Ireland, Singapore, Malaysia, Japan, Australia, France, Switzerland, Argentina, the Bahamas and the Dominican Republic and maintain additional agreements with other foreign carriers in other countries.

Network Management and Control. We own and operate network management control centers in McLean, Virginia, London, Sydney and, with the Telegroup acquisition, in Cedar Rapids, Iowa, which are used to monitor and control a majority of the switches and other transmission equipment used in our network. These network management control centers operate seven days a week, 24 hours per day, 365 days a year. In Canada, Tokyo and Frankfurt, we currently monitor and control each switch locally. We are continually upgrading the existing network management control centers so that they can monitor all of our switching and other transmission equipment throughout the entire network.

Planned Expansion of Network. We recently installed and commenced operating an international gateway switch in Paris. By the end of 2000, we intend to add up to 11 additional switches in Europe, one switch in North America and one switch in Japan. Additionally, we intend to continue to invest in additional switches and points of presence in major metropolitan areas of our principal service regions as the traffic usage warrants the expenditure. We also intend to acquire capacity in terrestrial and undersea fiber optic cable systems in our principal service regions, particularly in North America and Europe.

Planned Enhancement of Network for Data and Internet Services. Pursuant to our agreement with Qwest, we have invested in a U.S. Internet backbone network and an overlay to our existing network architecture that will enable our existing global network to carry Internet and data traffic for our business, residential, carrier and ISP customers. This network will use packet switched technology, including Internet protocol and ATM, in addition to traditional circuit switched voice traffic. Packet switched technology will enable us to transport voice and data traffic compressed as "packets" over circuits shared simultaneously by several users. This network investment will allow us to offer to existing and new customers a full range of data and voice communications services, including, in selected geographic areas, dial-up and dedicated Internet access, Web hosting, e-commerce, managed virtual private network services, and ATM and frame relay data services. In addition, through our strategic business relationship with Pilot, we will be able to offer these services over a secure network. We are also able to provide customers with enhanced access to these services through our relationship with Akamai Technologies, Inc. which provides proprietary content delivery and intelligent network services.

Customers

As of December 31, 1999, Primus had approximately 1.9 million business and residential customers. Set forth below is a description of our customer base:

        .Businesses. Historically, our business sales and marketing efforts targeted small- and medium-sized businesses with significant international long distance traffic. More recently, we also have targeted larger multi-national businesses. In an effort to attract these larger business customers in multiple markets, we intend to offer a broad array of bundled services (including long distance voice, Internet, data and cellular services) in approximately 10 major markets, including the United States, Canada, Australia, the United Kingdom, Germany, France, Japan and Italy. We believe that these businesses are and will continue to be attracted to us primarily due to price savings compared to traditional carriers and, secondarily, due to our personalized approach to customer service and support, including customized billing and bundled service offerings.

        .Residential Customers. Our residential sales and marketing strategy targets ethnic residential customers who generate high international long-distance traffic volumes and, increasingly, call-through and reorigination customers in Europe and other markets which have not fully deregulated. We believe that such customers are attracted to us because of price savings as compared to traditional carriers, simplified pricing structure, and multilingual customer service and support. We are now offering Internet access to our residential customers in select markets and intend to expand our Internet and data offerings to additional markets and bundle them with traditional voice services.

        .Telecommunications Carriers, Resellers and ISPs. We compete for the business of other telecommunications carriers and resellers primarily on the basis of price and service quality. Sales to other carriers and resellers help us maximize the utilization of our network and thereby reduce our fixed costs per minute of use. We are also carrying international ISP traffic over our global satellite network and plan to increase the ISP traffic on our terrestrial and undersea fiber network once we have completed the enhancement of our network for data and Internet services.

We strive to provide personalized customer service and believe that the quality of our customer service is one of our competitive advantages. Our larger customers are covered actively by dedicated account and service representatives who seek to identify, prevent and solve problems. We provide toll-free, 24-hour a day customer service in the United States, Canada, the United Kingdom and Australia which can be accessed to complete collect, third party, person-to-person, station-to-station and credit card validation calls. We also provide a multi-lingual "Trouble Reporting Center" for our residential customers. As of December 31, 1999, we employed 572 full-time customer service employees, many of whom are multi-lingual.


Sales and Marketing

We market our services through a variety of sales channels, as summarized below:

        .Direct Sales Force. As of December 31, 1999, our direct sales force was comprised of 398 full-time employees who focus on business customers with substantial international traffic, including multinational businesses and international governmental organizations. We intend to use our direct sales force in the future to offer bundled voice, Internet and data services to existing and new multinational business customers. As of December 31, 1999, we employed approximately 245 full-time direct sales representatives focused on ethnic residential consumers and direct sales representatives who exclusively sell wholesale services to other long-distance carriers and resellers. Direct sales personnel are compensated with a base salary plus commissions. We currently have offices in New York City, Virginia, Tampa, Puerto Rico, St. Thomas, Montreal, Toronto, Vancouver, Mexico City, London, Frankfurt, Adelaide, Brisbane, Melbourne, Perth, Sydney and Tokyo.

        .Independent Sales Agents. We also sell our services through independent sales agents and representatives, who typically focus on residential consumers and small- and medium-sized businesses. In June 1999, we significantly expanded our independent sales agent program through the acquisition of Telegroup's global network of agents and its agent support systems. These support systems include RepLink, a World Wide Web interface that allows agents to send customer information directly to us via the Internet for fully automated provisioning. Through RepLink, agents also receive monthly usage reports, commission reports, reports on new products and updates about the agent program. An agent receives commissions based on revenue generated by customers obtained for us by the agent. We also provide additional incentives in the form of restricted stock to those agents that meet certain revenue growth targets. We usually grant only nonexclusive sales rights and require our agents and representatives to maintain minimum revenues. We also market our services through representatives of network marketing companies.

        .Telemarketing. We employ full-time telemarketing sales personnel in our Tampa call center to supplement sales efforts to ethnic residential consumers and small- and medium-sized business customers.

        .Media and Direct Mail. We use a variety of print, television and radio advertising to increase name recognition and generate new customers. We reach ethnic residential customers by print advertising campaigns in ethnic newspapers, and by advertising on select radio and television programs.

Management Information and Billing Systems

We have various management information, network and customer billing systems in our different operating subsidiaries to support the functions of network and traffic management, customer service and customer billing. For financial reporting, we consolidate information from each of our markets into a single database. For our billing requirements in the United States, we use a customer billing system developed by Electronic Data Systems Inc. (EDS) which supplies, operates and maintains this system and is responsible for providing backup facilities and disaster recovery. The EDS system is widely used in the telecommunications industry and has been customized to meet our specific needs. Elsewhere, we use other third party systems or systems developed in-house to handle our billing requirements. We bill all of our business, reseller and residential customers directly in all of our principal service regions. We have also recently chosen Portal Software, Inc.'s customer management and billing software to provide a business infrastructure for our worldwide Internet and data service offerings. This software allows real-time access to service and billing information.

We believe that our financial reporting and billing systems are generally adequate to meet our needs in the near term. However, as we continue to grow, we will need to invest additional capital to purchase hardware and software, license more specialized software, increase capacity and link our systems among different countries.

Competition

The international communications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. We believe that long distance service providers compete on the basis of price, customer service, product quality and breadth of services offered. In each country of operation, we have numerous competitors. We believe that as the international communications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984. Prices for long-distance voice calls in the markets in which we compete have declined historically and are likely to continue to decrease. In addition, many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks.

Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, regional Bell operating companies will be allowed to enter the long distance market, AT&T, MCI/WorldCom and other long distance carriers will be allowed to enter the local telephone services market, and cable television companies and utilities will be allowed to enter both the local and long distance telecommunications markets. In addition, competition has begun to increase in the European Union communications markets in connection with the deregulation of the telecommunications industry in most EU countries, which began in January 1998. This increase in competition could adversely affect net revenue per minute and gross margin as a percentage of net revenue.

The following is a brief summary of the competitive environment in selected countries within each of its principal service regions:

   North America.

        .The United States. In the United States, which is the most competitive and among the most deregulated long distance markets in the world, competition primarily is based upon pricing, customer service, network quality, and the ability to provide value-added services. AT&T is the largest supplier of long distance services, with MCI/WorldCom and Sprint being the next largest providers. In the future, under provisions of recently enacted federal legislation, we anticipate that we will also compete with regional Bell operating companies, local exchange carriers and ISPs in providing domestic and international long-distance services.

        .Canada. The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants including us. We compete with facilities-based carriers, other resellers and rebillers, primarily on the basis of price. The principal facilities-based competitors include the former Stentor member companies, in particular, Bell Canada, the dominant supplier of local and long-distance services in Canada, and TELUS Communications, the next largest Stentor company, as well as non-Stentor companies, Teleglobe Canada and Call-Net Enterprises (Sprint Canada). The former Stentor member companies discontinued their alliance on January 1, 1999 and now Bell Canada and TELUS compete against one another for the first time. In a significant development, Bell Canada's parent, BCE Inc., announced a C$9.6 billion stock bid for Teleglobe in February 2000.

   Europe.

        .United Kingdom. Our principal competitors in the United Kingdom are British Telecom, the dominant supplier of telecommunications services in the United Kingdom, and Cable & Wireless Communications. Other competitors in the United Kingdom include Colt, Energis, GTS/Esprit and RSL Communications. We compete in the United Kingdom and continental Europe, and expect to compete in other European countries, by offering competitively-priced bundled and stand-alone services, personalized customer service and value-added services.

        .Germany. Our principal competitor in Germany is Deutsche Telekom, the dominant carrier. We also compete with Mannesmann ARCOR/O.tel.o Communications, VIAG Interkom, MobilCom, Talkline, NTS/Colt, MCI/WorldCom and RSL Communications. Additionally, we also face competition from other licensed public telephone operators that are constructing their own facilities-based networks, cable companies and switch-based resellers, including the emerging German local exchange carriers known as "City Carriers."

   Asia-Pacific.

        .Australia. Australia is one of the most deregulated and competitive communications markets in the Asia-Pacific region. Our principal competitors in Australia are Telstra, the dominant carrier, Cable & Wireless Optus and AAPT and a number of other switchless resellers. We compete in Australia by offering a comprehensive menu of competitively-priced products and services, including value-added services, and by providing superior customer service and support. We believe that competition in Australia will increase as more companies are awarded carrier licenses in the future.

        .Japan. Our principal competitor in Japan is KDD, the dominant carrier, as well as Japan Telecom, IDC and a number of second tier carriers, including Cable & Wireless, MCI/WorldCom and ATNet.

The market for data services and Internet services is extremely competitive. We anticipate that competition will continue to intensify. Our current and prospective competitors offering these services include national, regional and local Internet service providers, Web hosting companies, other long distance and international long distance telecommunications companies, including AT&T, MCI/WorldCom and Sprint, local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers and on-line service providers. Some of these competitors have a significantly greater market presence and brand recognition than we. Many of our competitors also have greater financial, technological and marketing resources than those available to us.

Government Regulation

As a global communications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, that domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations or that regulatory activities will not have a material adverse effect on us.

Regulation of the telecommunications industry is changing rapidly both domestically and globally. The Federal Communications Commission is considering a number of international service issues in the context of several policy rulemaking proceedings in response to specific petitions and applications filed by other international carriers. We are unable to predict how the FCC will resolve the pending international policy issues or how such resolution will effect its international business. In addition, the World Trade Organization Agreement, which reflects efforts to dismantle government-owned telecommunications monopolies throughout Europe and Asia may affect us. Although we believe that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that they will be implemented in a manner that would benefit us.

The regulatory framework in certain jurisdictions in which we provide services is described below:

United States

In the United States, our services are subject to the provisions of the Communications Act of 1934, FCC regulations thereunder, as well as the applicable laws and regulations of the various states and state regulatory commissions.

As a carrier offering services to the public, we must comply with the requirements of common carriage under the Communications Act, including the offering of service on a non-discriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of authorizations or any transfer of de jure or de facto control of the company. We are classified as a non-dominant common carrier for domestic service and are not required to obtain specific prior FCC approval to initiate or expand domestic interstate services.

International Service Regulation. International common carriers like us are required to obtain authority under Section 214 of the Communications Act and file a tariff containing the rates, terms, and conditions applicable to their services prior to initiating their international telecommunications services. We have obtained all required authorizations from the FCC to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services and have filed a tariff.

In addition to the general common carrier principles, we must conduct our international business in compliance with the FCC's International Settlements Policy, the rules that establish the permissible boundaries for U.S.-based carriers and their foreign correspondents to settle the cost of terminating each others' traffic over their respective networks.

Domestic Service Regulation. We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to expand our domestic interstate operations, but we are required to maintain a tariff on file at the FCC, file various reports and pay various fees and assessments. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. As a nondominant carrier, we are subject to the FCC's complaint jurisdiction. In particular, we may be subject to complaint proceedings in conjunction with alleged noncompliance such as unauthorized changes in a customer's preferred carrier. The Telecommunications Act of 1996 also addresses a wide range of other telecommunications issues that may potentially impact our operations.

Our costs of providing long distance services will be affected by changes in the access charge rates imposed by incumbent local exchange carriers for origination and termination of calls over local facilities. The FCC has significantly revised its access charge rules in recent years to permit incumbent local exchange carriers greater pricing flexibility and relaxed regulation of new switched access services in those markets where there are other providers of access services. The FCC recently granted local exchange carriers pricing flexibility. As such, the carriers may offer volume discounts that may benefit larger long distance carriers.

The FCC has also significantly revised the universal service subsidy regime to be funded by interstate carriers, such as us, and certain other entities. The FCC recently established new universal service funds to support qualifying schools, libraries, and rural health care providers and expanded subsidies for low income consumers. Recently the U.S. Court of Appeals for the Fifth Circuit reversed and remanded for reconsideration portions of the FCC's universal service subsidy plan. The FCC has requested certiorari from the U.S. Supreme Court. The outcome of these proceedings or their effect cannot be predicted.

State Regulation. Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Some states also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. States often require pricing approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt or for name changes. We have received the necessary certificate and tariff approvals to provide intrastate long distance service in 48 states. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The regional Bell operating companies and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject us to increased price competition. We may also be required to contribute to universal service funds in some states.

Wireless Service Regulations. Through TresCom, we hold a variety of wireless licenses issued by the FCC. As a licensee authorized to provide microwave and satellite earth station services, we are subject to Title III of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, and FCC regulations promulgated thereunder. Pursuant to Title III, foreign entities may not directly hold more than 20% of the stock or other ownership interests in an entity, including Primus, that holds certain types of FCC licenses, such as the wireless licenses held by TresCom and referred to above. In addition, subject to FCC waiver, citizens and corporations of WTO non-member nations may not indirectly hold more than 25% of the stock or other ownership interest in such entities. Citizens and corporations of WTO member nations are not subject to indirect ownership limitations.

Canada

The operations of telecommunications carriers are regulated by the Canadian Radio-television and Telecommunications Commission (CRTC), which has recently established a new competitive regulatory framework governing the international segment of the long-distance market, eliminating certain barriers to competition, consistent with Canada's commitments in the World Trade Organization Agreement. As a result, full facilities-based and resale competition has been introduced in the provision of international services in Canada, effective October 1, 1998, coincident with the elimination of traffic routing limitations on switched hubbing through the United States. In addition, foreign ownership rules for facilities-based carriers have now been waived in relation to ownership of international submarine cables landed in Canada and satellite earth stations used for telecommunications purposes. Effective January 1, 1999, all international service providers must be licensed by the CRTC under the Telecommunications Act of 1993, and we received our international license as of December 23, 1998. Our international operations will remain subject to conditions of our CRTC license, which address matters such as competitive conduct and consumer safeguards, and to a regime of contribution charges (roughly the equivalent of access charges in the U.S.). The CRTC recently adjusted its international services contribution regime and is preparing to conduct a review of its domestic services contribution regime in light of its recent decision to move from a per circuit to a per minute contribution charge arrangement.

Primus, as a reseller of domestic Canadian telecommunications, virtually is unregulated by the CRTC. In particular, because we do not own or operate transmission facilities in Canada, we are not subject to the Canadian Telecommunications Act or the regulatory authority of the CRTC, except to the extent that our provision of international telecommunications services is subject to CRTC licensing and other regulations. Therefore we may provide resold Canadian domestic long distance service without rate, price or tariff regulation, ownership limitations, or other regulatory requirements.

Competition. Long distance competition has been in place in Canada since 1990 for long distance resellers and since 1992 for facilities-based carriers. Since 1994, the incumbent local exchange carriers have been required to provide "equal access" which eliminated the need for customers of competitive long distance providers to dial additional digits when placing long distance calls. In June 1992, the CRTC issued its ground-breaking Telecom Decision CRTC 92-12 requiring the incumbent local exchange carriers to interconnect their networks with their facilities-based as well as resale competitors. However, these companies have now disbanded the Stentor alliance effective January 1, 1999, and former Stentor companies, Bell Canada and TELUS Communications, the two largest carriers in Canada, have begun to compete against one another. Other nationwide providers are AT&T Canada Corp., and Sprint Canada. Additional long distance services competition is provided by a substantial resale long distance industry in Canada.

Foreign Ownership Restrictions. Under Canada's Telecommunications Act and certain regulations promulgated pursuant to such Act, foreign ownership restrictions are applicable to facilities-based carriers (known as "Canadian carriers"), but not resellers, which may be wholly foreign-owned and controlled. These restrictions limit the amount of direct foreign investment in Canadian carriers to no more than 20% of the voting equity of a Canadian carrier operating company and no more than 33 1/3% of the voting equity of a

Canadian carrier holding company. The restrictions also limit the number of seats which may be occupied by non-Canadians on the board of directors of a Canadian carrier operating company to 20%. In addition, under Canadian law, a majority of Canadians must occupy the seats on the board of directors of a Canadian carrier holding company. Although it is possible for foreign investors to also hold non-voting equity in a Canadian carrier, the law requires that the Canadian carrier not be "controlled in fact" by non-Canadians.

Australia

The provision of our services is subject to federal regulation. The two primary instruments of regulation are the Australian Telecommunications Act of 1997 and federal regulation of anti-competitive practices pursuant to the Australian Trade Practices Act of 1974. The current regulatory framework came into effect in July 1997.

We are licensed under the Telecommunications Act of 1997 to own and operate transmission facilities in Australia. Under the regulatory framework, we are not required to maintain a carriage license in order to supply carriage services to the public using network facilities owned by another carrier. Instead, with respect to carriage services, we must comply with legislated "service provider" rules contained in the Telecommunications Act of 1997 covering matters such as compliance with the Telecommunications Act of 1997, operator services, regulation of access, directory assistance, provision of information to allow maintenance of an integrated public number database, and itemized billing.

Two federal regulatory authorities exercise control over a broad range of issues affecting the operation of the Australian telecommunications industry. The Australian Communications Authority (ACA) is the authority regulating matters including the licensing of carriers and technical matters, and the Australian Competition and Consumer Commission (ACCC) has the role of promotion of competition and consumer protection. We are required to comply with the terms of our own license, are subject to the greater controls applicable to licensed facilities-based carriers and are under the regulatory control of the ACA and the ACCC. In addition, other federal legislation, various regulations pursuant to delegated authority and legislation, ministerial declarations, codes, directions, licenses, statements of Australian government policy and court decisions affecting telecommunications carriers also apply to us.

There is no limit to the number of carriers who may be licensed. Any company that meets the relevant financial and technical standards and complies with the license application process can become a licensed carrier permitted to own and operate transmission facilities in Australia. Carriers are licensed individually, are subject to charges that are intended to cover the costs of regulating the telecommunications industry, and are obliged to comply with license conditions (including obligations to comply with the Telecommunications Act of 1997, with certain commitments made in their industry development plan and with the telecommunications access regime and related facilities access obligations). Carriers also must meet the universal service obligation, to assist in providing all Australians, particularly in remote areas, with reasonable access to standard telephone services. The levy required to be paid by in connection with this obligation has been set previously at a level that is not material. The levy is currently under review. The outcome from the Australian Communications Authority's assessment and the Australian Government's policy considerations is expected to result in a levy that will not be material for us. However, there can be no guarantee that the Australian Communications Authority will not make an assessment of a universal service levy that would be material or that the Australian Government will not legislate for an outcome that would be material.

Fair Trading Practices. The ACCC enforces legislation for the promotion of competition and consumer protection, particularly rights of access (including pricing for access) and interconnection. The ACCC can issue a competition notice to a carrier which has engaged in anti-competitive conduct. Where a competition notice has been issued, the ACCC can seek pecuniary penalties, and other carriers can seek damages, if the carrier continues to engage in the specified conduct.

The Telecommunications Act of 1997 package of legislation includes a telecommunications access regime that provides a framework for regulating access rights for specific carriage services and related services through the declaration of services by the ACCC. The regime establishes mechanisms within which the terms and conditions of access can be determined. The Australian government intends the access regime to reduce the power of Telstra and Cable & Wireless Optus (as the former protected fixed line carriers) and other carriers who may come to own or control important infrastructure or services necessary for competition.

The access regime establishes a mechanism for the industry to develop an access code containing model terms and conditions for access to particular declared services. Once approved by the ACCC, those model terms and conditions may be adopted in an undertaking by individual carriers who are under an access obligation.

Since July 1997, the ACCC has mandated progressively that Telstra provide access to a range of its facilities at specified rates to other service providers including us. We have negotiated access arrangements with Telstra in substitution for certain mandated arrangements. In July 1999, the ACCC mandated access to Telstra's local call network. We expect that access to Telstra's local call network will provide us with new opportunities.

Foreign Ownership Limitations. Foreign investment in Australia is regulated by the Foreign Acquisitions and Takeovers Act 1975. We notified the Australian government of our proposed acquisition of Axicorp in 1996 and were informed at that time that there were no objections to the investment in terms of Australia's foreign investment policy. There can be no assurance, however, that additional foreign ownership restrictions will not be imposed on the telecommunications industry or other foreign investors, including us, in the future.

Japan

Our services in Japan are subject to regulation by the Japanese Ministry of Post and Telecommunications under the Japanese Telecommunications Business Law. We have obtained licenses as a Type I business, and as a Special Type II business, and also as a General Type II business through the Telegroup acquisition. Our licenses allow us to provide selected international telecommunications services using our own facilities, as well as leased facilities, and domestic telecommunications services using leased facilities. There can be no guarantee that the Japanese regulatory environment will allow us to provide service in Japan at competitive rates.

European Union

In Europe, the regulation of the telecommunications industry is governed at a supra national level by the European Commission, consisting of members from the following countries: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom, which is responsible for creating pan-European policies and, through legislation, developing a regulatory framework to ensure an open, competitive telecommunications market.

In March 1996, the EU adopted the Full Competition Directive containing two provisions which required EU member states to allow the creation of alternative telecommunications infrastructures by July 1, 1996, and which reaffirmed the obligations of EU member states to abolish the post, telephone and telegraph operators' monopolies in voice telephony by 1998. Certain EU countries were allowed to delay the abolition of the voice telephony monopoly based on derogations established in the Full Competition Directive. These countries include Luxembourg (July 1, 1998), Spain and Ireland (which were liberalized on December 1, 1998), Portugal (January 1, 2000) and Greece (December 31, 2000).

Each EU member state in which we currently conduct or plan to conduct our business has a different regulatory regime and such differences have continued beyond January 1998. The requirements for us to obtain necessary approvals vary considerably from country to country and are likely to change as competition is permitted in new service sectors. Most EU member states require companies to obtain a license in order to provide voice telephony services or construct and operate telecommunications networks. However, the EU generally does not permit its member states to require individual licenses for other types of services. In addition, we have obtained and will continue to seek to obtain interconnection agreements with other carriers within the EU. While EU directives require that dominant carriers offer cost-based and nondiscriminatory interconnection to competitors, individual EU member states have implemented and may implement this requirement differently. As a result, we may be delayed in obtaining or may not be able to obtain interconnection in certain countries that would allow us to compete effectively. Moreover, there can be no guarantee that long distance providers like us will be able to afford customers "equal access" to their networks, and the absence of such equal access could put such long distance companies at a disadvantage with respect to existing post, telephone and telegraph operators.

United Kingdom

Our services are subject to the provisions of the United Kingdom
Telecommunications Act. The Secretary of State for Trade and Industry, acting on the advice of the United Kingdom Department of Trade and Industry, is responsible for granting UK telecommunications licenses, while the Director General of Telecommunications and Oftel are responsible for enforcing the terms of such licenses. Oftel attempts to promote effective competition both in networks and in services to redress anti-competitive behavior.

In 1991, the British government established a "multi-operator" policy to replace the duopoly that had existed between British Telecom and Cable and Wireless Communications. Under the multi-operator policy, the Department of Trade and Industry recommends the grant of a license to operate a telecommunications network to any applicant that it believes has a reasonable business plan and where there are no other overriding considerations not to grant such license. All public telecommunications operators and international simple voice resellers operate under individual licenses granted by the Secretary of State for Trade and Industry pursuant to the United Kingdom Telecommunications Act. Any telecommunications system with compatible equipment that is authorized to be run under an individual license is permitted to interconnect to British Telecom's network. As of June 30, 1999, only those systems providing bearer services will be entitled to interconnection, providing the operator has been registered in Annex II. Under the terms of British Telecom's license, it is required to allow any such licensed operator to interconnect its system to British Telecom's system, unless it is not reasonably practicable to do so (e.g., due to incompatible equipment).

Our subsidiary, Primus Telecommunications Limited, holds a license that authorizes it to provide switched voice services over leased private lines to all international points. In addition, Primus Telecommunications Limited has received a license from the United Kingdom's Secretary for Trade and Industry to provide international and United Kingdom domestic facilities-based voice services. This license also allows the holder to acquire ownership interests in or construct the United Kingdom half circuit of any IRU as well as backhaul and other United Kingdom domestic facilities provision. The international facilities-based license, as amended, together with the international simple resale license authorize the provision of every voice and data service, except the provision of broadcasting and mobile services. While the international facilities-based license authorizes us to acquire ownership interests in the United Kingdom half-circuit of satellite space segment in order to provide satellite-based services, it is also necessary to apply for a Wireless Telegraphy Act 1949 License which authorizes the use of the spectrum.

Telegroup Network Services Ltd. holds an ISVR license granted on December 31, 1997 and Telegroup UK Ltd. holds an international facilities-based license granted on December 30, 1997, amended effective as of September 27, 1999 to cover United Kingdom domestic facilities provision.

Tariffs. Telecommunications tariffs on operators in the United Kingdom (excluding British Telecom) are generally not subject to prior review or approval by regulatory authorities, although Oftel has historically imposed price caps on British Telecom. British Telecom has advocated and will likely continue to advocate for greater pricing flexibility, including flexibility for pricing toll free and other services. Greater pricing flexibility could allow British Telecom to charge us higher prices for certain services or to charge end user customers prices that are lower than we are able to charge.

Interconnection and Indirect Access. We must interconnect our U.K. network to networks of other service providers in the United Kingdom and allow our end user customers to obtain access to our services in order to compete effectively in the United Kingdom. In the United Kingdom, licensed long distance carriers like us can obtain interconnection to British Telecom at cost-based rates. However, while customers of British Telecom's long distance service can access that service automatically (i.e., without dialing additional digits), customers of other long distance carriers generally must dial additional digits to access their chosen carrier's services.

Fair Trading Practices. Oftel is the principal regulator of the competitive aspects of the United Kingdom telecommunications industry. There are no foreign ownership restrictions that apply to telecommunications company licensing in the United Kingdom although the Department of Trade and Industry does have a discretion as to whether to award licenses on a case by case basis. We also are subject to general European law, which, among other things, prohibits certain anti-competitive agreements and abuses of dominant market positions through Articles 81 and 82 of the Treaty of Rome.

Germany

The German Telecommunications Act of 1996 liberalized all telecommunications activities as of January 1, 1998. The German Telecom Act has been complemented by several ordinances. Under the German regulatory scheme, licenses are required for the operation of infrastructure and the provision of voice telephony services. Licenses required for the operation of infrastructure are divided into 3 license classes: mobile telecommunications (license class 1); satellite (license class 2); and other telecommunications services for the general public (license class 3). In addition to the infrastructure licenses, a separate license is required for provision of voice telephony services to the general public on the basis of self-operated telecommunications networks (license class 4). A class 4 license does not include the right to operate transmission infrastructure. All other telecommunications services (e.g. valued-added, data, etc.) are only subject to a notification requirement. We operate under a license class 4 which has been extended to a Germany-wide area license under a change of regulatory policy that requires Germany-wide area licenses for the Germany-wide offer of public switched voice telephony. License fees caused by this license extension are high, but have been challenged by a German court and have therefore not yet been imposed.

Under the German Telecom Act, companies that desire to connect with Deutsche Telekom's network must enter into an interconnection agreement with the regulated interconnection tariffs. We entered into an interconnection agreement with Deutsche Telekom on February 27, 1998 at the regulated standard interconnection rates presently under court review. The interconnection agreement may be terminated by commencing a six month notice period at the end of the calendar year. After the public announcement on December 15, 1998, Deutsche Telekom, by letter of December 23, 1998, informed us that, as a matter of precaution, it terminated the interconnection agreements with us and all other carriers as of December 31, 1999 and it asked that renegotiations be opened.

Several complaints, the outcome of which may affect our business, currently are pending before the Regulierungsbehorde fur Telekommunikation und Post (RegTP) or German courts concerning interconnection with Deutsche Telekom. The RegTP issued a decision in January 2000 on Primus' application. Aspects of the RegTP's decision are being disputed in German courts. It is possible that the final resolution of these disputes and the interconnection agreement with Deutsche Telekom will include terms that are adverse to Primus, including minimum traffic requirements and restrictions on sharing points of interconnection. We cannot predict the results of the new interconnection regulation, but the results may severely affect our business in Germany.

The RegTP established provisional interconnection tariffs in September 1997 which Deutsche Telekom has since challenged in court. These rates have been part of the standard offer of Deutsche Telekom and were valid for all interconnected and licensed carriers until the end of 1999. On December 23, 1999, RegTP adopted regulations requiring new, substantially lower interconnection rates, effective as of January 1, 2000, which may again be attacked by Deutsche Telekom in court. Other pending complaints concern the costs of billing services provided by Deutsche Telekom to other carriers and rates for direct access to the end-user lines of Deutsche Telekom. It is expected that a final resolution to these matters will take several years.

The first new interconnection agreement signed with Mannesmann Arcor, the major market player besides Deutsche Telekom, however, introduced a reduction of interconnection tariffs by extending off-peak times to comply with end-user off-peak times. These new lower rates were undercut by the RegTP decision as of December 23, 1999 described above. Non-discrimination with regard to all other terms of this agreement between large and smaller carriers such as Primus will become an important regulatory issue in the market once this new agreement comes into force. Discrimination would severely affect our business.

Further, the general price depression in the end-customer market along with the fact that the RegTP has authorized Deutsche Telekom's price cuts in the end-customer market (announced to be effective as of January 1, April 1 and July 1, 1999) may adversely affect us. Other large operators also have reduced their prices which may adversely affect our business. These price cuts have come under attack before the European Commission and the courts. The outcome of these proceedings is, however, difficult to predict; decision-making may take years.

Finally, RegTP has auctioned off the first round of wireless local loop licenses. This has attracted additional competitors to enter the German market, which may also affect our business even though we are not active in the local exchange market.

We are or may become subject to certain other requirements as a licensed telecommunications provider in Germany. For example, licensed providers are under an obligation to present their standard terms and conditions to the RegTP. The RegTP may, based upon certain criteria, decide not to accept these terms and conditions. We also may become subject to universal service financing obligations. Currently, it is unlikely that the universal service financing system will be implemented in Germany in the foreseeable future. However, in the event that the system is implemented, we could be subject to such universal service requirements and financing schemes if we at that time should have a market share in Germany of at least 4%.

France

The French Telecommunications Act of 26 July 1996 further developed the new legal framework for the development of a competitive telecommunications market in France.

As a result, the French Regulator (Autorite de Regulation des
Telecommunications) was created on January 1, 1997 with the task of overseeing the development of a competitive telecommunications sector which would provide benefits to the user. In addition, the monopoly on the provision of voice telephony services to the public was abolished as of January 1, 1998.

Under the French regulatory regime, an L33.1 licence is required for the establishment and running by the operator of a telecommunications network open to the public (an infrastructure licence) and the provision of public voice telephony services requires an L34.1 licence. An infrastructure licence is required by those operators who wish to install or purchase dark fiber for the running of a network. As with the L34.1 voice licence, L33.1 infrastructure licences are granted on a regional or nation-wide basis and it is possible to be granted a licence just for the region of Paris and its suburbs. We (via our French subsidiary) were awarded the first L34.1 only license on May 29, 1998. Call back operators and least cost routing operators not using their own leased lines as defined by the French Regulator, do not need to apply and obtain an L34.1 licence. Certain competitors obtained a joint L34.1 & L33.1 licence and we are considering applying for an L33.1 licence in addition to our L34.1 license so that we can benefit from the lower interconnection tariffs afforded to L33.1 infrastructure license holders.

Because we hold a nation-wide class L34.1 licence, we have the authority to originate and terminate calls throughout France.

Companies that desire to interconnect with France Telecom's network must enter into an interconnection agreement which applies certain fixed interconnection tariffs set out in an interconnection catalog. In order to obtain the lowest available interconnection tariffs throughout France, we would need to obtain a nation-wide infrastructure licence and install dark fiber and points of interconnection in all the different French regions (a minimum of 18 regions) where we are to be originating and terminating traffic.

We have entered into an interconnection agreement with France Telecom at the regulated standard interconnection rates applicable to L34.1 voice licence holders set out in the interconnection catalog. In order to interconnect with France Telecom, we are required to install, in addition to our principal switch in the city of Paris, a second point of presence to be interconnected with France Telecom in the outer zone of the Parisian region as defined for telecommunications purposes. We have located a site for our principal Ericsson AXE-10 switch and have ordered the leased lines from France Telecom to interconnect our switch with the most convenient France Telecom points of interconnection. France Telecom estimates and sets out in the interconnection agreement that leased lines so requested will be provided within a period of 6 to 18 months.

It is possible that the licence fees currently paid could be further increased. In addition, the interconnection fees payable to France Telecom include an element relating to the funding of France Telecom's universal service financing obligations, and it is possible that the levels of such contributions will be raised in the foreseeable future.

We have been granted the 1656 four digit indirect access code; however, there have been seven one digit indirect access numbers granted to other telecommunications providers in France. Those operators with a one digit access number will have a competitive advantage. It is highly unlikely that we will be able to obtain a one digit access number.

The Telegroup French subsidiary holds a mixed voice and infrastructure license and has been allocated the 1633 carrier selection code. We understand that this Telegroup subsidiary employs over 10 employees and has entered into a number of contracts with other telecom operators in France. It has also contracted with France Telecom for the use of two "3PBQ" numbers which are the equivalent of four digit freephone access numbers for use in regions where the carrier selection code is not operational due to the lack of a point of interconnection. Primus is in the process of determining whether to maintain its separate license and carrier selection code, in light of those held by Telegroup.

Latin America

Various countries in Latin America have taken initial steps towards deregulating their telecommunications markets. Each Latin American country has a different national regulatory regime and each country is in a different stage of liberalization. Historically, Latin American countries have reserved the provision of voice services to the state-owned post, telegraph and telephone operators. In the last few years, several Latin American countries have privatized completely or partially their national carriers, including Argentina, Chile, Mexico, Peru and Venezuela. In addition, certain countries have opened partially or completely their local and/or long distance markets, most notably Chile, which has competitive operators in all sectors. Argentina has liberalized certain telecommunications services, such as value-added, paging, data transmission, and personal communications services. Brazil currently is in the process of opening its telecommunications market to competition. Brazil intends to privatize Telecomunicas Brasileras S.A. (Telebras), which, through its 28 regional subsidiaries, holds a monopoly over the provision of local telephone services, as well as Empresa Brasiliera de Telecomunicacoes S.A., the monopoly provider of long distance and international telephone services. Moreover, Colombia recently has opened national and international long distance services to competition, and has awarded two new concessions for the provision of these services to two major local exchange carriers in Colombia--Empresa Brasiliera de Telecomunicaciones S.A. de Bogota and Orbitel, S.A. In Colombia the provision of value-added services and voice services to closed-user groups is open to competition. Mexico initiated competition in the domestic and international long distance services market on January 1, 1996, which are subject to a concession requirement. In addition, the Mexican government has opened recently basic telephony, and currently is auctioning radio-electric spectrum frequencies for the provision of personal communications services and Local Multipoint Distribution System Services. Value-added services are also fully open to competition in Mexico. Finally, in the Central American region, Guatemala and El Salvador recently have opened their telecommunications market to competition, abolishing all restrictions on foreign investment in this sector. Other countries in Central America, such as Nicaragua and Honduras, are in the process of privatizing their state-owned carriers, and have not opened fully their markets to competition.

Employees

The following table summarizes the number of our full-time employees as of December 31, 1999, by region and classification:

                                                      North         Asia-
                                                     America       Pacific       Europe         Total
                                                     -------       -------       ------         -----
Management and Administrative                           401           44            49             494
Sales and Marketing                                     408          151            84             643
Customer Service and Support                            439           58            75             572
Technical                                               376           91            78             545
                                                      -----          ---           ---           -----
                  Total                               1,624          344           286           2,254
                                                      =====          ===           ===           =====

We have never experienced a work stoppage, and none of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be excellent.

ITEM 2.  PROPERTIES

We currently lease our corporate headquarters which is located in McLean, Virginia. Additionally, we also lease administrative, technical and sales office space, as well as space for our switches, in various locations in the countries in which we operate, including the United States, Canada, Australia, the United Kingdom, Japan, Germany, France, Switzerland and Italy. Total leased space approximates 579,000 square feet and the total annual lease costs are approximately $11.4 million. The operating leases expire at various times through 2009. Certain communications equipment which includes network switches and transmission lines is leased through operating and capital leases. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed. We further believe that the current leased facilities are adequate to house existing communications equipment. However, as our network grows, we expect to lease additional locations to house the new equipment.

ITEM 3.  LEGAL PROCEEDINGS

On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A., based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. We acquired TresCom in June 1998 and TresCom is currently our subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. We filed our answer on January 25, 2000 and discovery has recently commenced. Because it is only in the early stages of discovery, our ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time. We intend to defend the case vigorously.

We are also involved from time to time in litigation incidental to the conduct of our business. We believe the outcome of such pending legal proceedings to which we are a party will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Common Stock

Primus Telecommunications Group, Incorporated ("Primus" or the "Company") Common Stock trades on the Nasdaq Stock Market under the symbol "PRTL". The following table sets forth, for the period indicated, the high and low sales prices of the Company's Common Stock.

Period                                                        High         Low
------                                                        ----         ---
1999
1st Quarter                                                   $18 1/4      $ 9 7/8
2nd Quarter                                                   $23 3/8      $ 8 7/8
3rd Quarter                                                   $25 1/8      $15 3/4
4th Quarter                                                   $39          $17 7/16

1998
1st Quarter                                                   $31 1/4      $14 3/4
2nd Quarter                                                   $30 7/8      $14 5/8
3rd Quarter                                                   $28          $5 3/8
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


Holders

As of February 29, 2000, the Company had approximately 221 holders of record of its Common Stock. The Company believes that it has in excess of 400 beneficial owners.

Recent Sales of Unregistered Securities

In November 1999, the Company purchased substantially all of the assets of DigitalSelect, LLC, a provider of digital subscriber line high-speed Internet access and Web content services. The purchase price of $7.5 million was paid with $5.3 million in cash, the issuance of a $0.7 million short-term promissory note and 69,023 shares of the Company's common stock valued based on a 20 day trailing average of the last sale price of the Company's common stock.

In November 1999, the Company purchased substantially all of the assets of 1492 Technologies, LLC, an Internet Web site development and service firm. The purchase price of $0.5 million was paid for with $0.2 million in cash and 15,500 shares of the Company's common stock valued based on a 20 day trailing average of the last sale price of the Company's common stock.

In June 1999, the Company acquired Telephone Savings Network Limited, a Canadian reseller of local services to small- and medium-sized business customers, for a purchase price of $5.1 million comprised of $2.4 million in cash and 152,235 shares of the Company's common stock. In October 1999 and February 2000, pursuant to an earn-out provision of the purchase agreement, the Company issued an additional 57,391 shares of the Company's common stock.

In February 1999 the Company acquired GlobalServe Communications, Inc., a privately held ISP based in Toronto, Canada. The purchase price of approximately $4.4 million was comprised of $2.2 million in cash and 142,806 shares of the Company's common stock.

In February 1999, the Company purchased the remaining 40% of Hotkey Internet Services Pty., Ltd. ("Hotkey"), a Melborne, Australia-based ISP for approximately $1.1 million, comprised of $0.3 million in cash and 57,025 shares of the Company's common stock.

The issuances listed above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Each corporation that was acquired or from which the Company acquired assets was a privately-held company with a very limited number of holders, each of whom represented that they were acquiring the Company's shares for investment without an intent or view to resell.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data of the Company for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 as derived from the historical financial statements of the Company:

Statement of Operations Data:                                   For the Period Ended December 31,
                                              -----------------------------------------------------------------------
                                                   1999           1998           1997         1996          1995
                                              --------------- -------------- ------------- ------------ -------------
                                                                (in thousands, except per share data)
Net revenue                                     $  832,739     $ 421,628     $ 280,197       $172,972      $ 1,167
Gross margin (deficit)                          $  208,140     $  68,612     $  27,466       $ 14,127      $  (217)
Selling, general, administrative expenses       $  199,581     $  79,532     $  50,622       $ 20,114      $ 2,024
Loss from operations                            $  (46,398)    $ (35,105)    $ (29,889)      $ (8,151)     $(2,401)
Net loss                                        $ (112,736)    $ (63,648)    $ (36,239)      $ (8,764)     $(2,425)
Basic and diluted net loss per share            $    (3.72)    $   (2.61)    $   (1.99)      $  (0.75)     $ (0.48)

Balance Sheet Data:                                                     As of December 31,
                                              -----------------------------------------------------------------------
                                                   1999           1998           1997         1996          1995
                                              --------------- -------------- ------------- ------------ -------------
                                                                          (in thousands)
Total assets                                    $1,451,373      $673,963      $355,393       $135,609      $ 5,042
Total long term obligations                     $  929,944      $420,174      $231,211       $ 17,248      $   528
Total stockholders' equity (deficit)            $  191,486      $114,917      $ 42,526       $ 76,440      $ 2,562


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Overview

Primus is a facilities-based total service provider offering bundled international and domestic Internet, data and voice services to business, residential and carrier customers. Primus's customers are primarily in North America, Europe and selected markets within the Asia-Pacific region. It seeks to capitalize on the increasing demand for high-quality international communications services. The Company provides services over its network, which consists of:

         . 19 carrier-grade switches, including 15 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom, and four domestic switches in Australia;

         . more than 150 POPs and Internet access nodes in additional markets within its principal service regions;

         . both owned and leased transmission capacity on undersea and land-based fiber optic cable systems; and

         . an international satellite earth station located in London, together with the capacity the Company leased on an Intelsat satellite.

Utilizing this network, along with resale arrangements and foreign carrier agreements, Primus offers quality service to approximately 1.9 million customers as of December 31, 1999.

Primus was founded in February 1994, and through the first half of 1995 the Company was a development stage enterprise involved in various start-up activities. It began generating revenue during March 1995. On March 1, 1996 it acquired Axicorp Pty. Ltd., the fourth largest telecommunications provider in Australia. Primus then entered the Japanese and German markets with its October 1997 acquisition of TelePassport/USFI and expanded its service offerings in Australia with the March 1998 acquisition of a controlling interest in Hotkey Internet Services Pty. Ltd., an Australia-based ISP, and the April 1998 acquisition of Eclipse Telecommunications Pty. Ltd., an Australia-based data communications service provider.

On June 9, 1998, Primus acquired the operations of TresCom. The TresCom merger expanded the scope and coverage of the Company's communications network, thereby providing additional opportunities to migrate traffic onto the network, resulting in better utilization of the network and reduced variable costs.

In 1999, among other things, Primus:

         . acquired London Telecom, a Canadian long distance provider, and certain related companies;

         . purchased a residential long distance customer base, customer support assets and residential Internet customers and network from AT&T Canada and ACC Telenterprises;

         . purchased Telegroup's global retail customer businesses, which include retail customers primarily in North America and Europe;

         . organized its Internet and data services business into a new subsidiary, iPRIMUS.com, acquired GlobalServe, a Canadian ISP, Matrix Internet, a Brazilian ISP, TCP/IP and TouchNet, two independent German ISPs, and the remaining interest in Hotkey Internet Services, entered into agreements with Covad Communications and NorthPoint Communications to offer DSL services, acquired DigitalSelect, a provider of DSL Internet access and Web content, and 1492 Technologies, a Web site development, consulting and service firm, and began to build an Internet Protocol-based network platform in Australia.

Net revenue is earned based on the number of minutes billable and is recorded upon completion of a call, adjusted for sales allowance. The Company generally prices its services at a savings compared to the major carriers operating in Primus's principal service regions. Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic in the United States, Australia, Canada, Brazil and Germany, and, in Australia, also from the provision of local and cellular services. Primus expects to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant international long-distance usage, including small- and medium-sized businesses, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

Prices in the long distance industry in the United States and the United Kingdom have declined in recent years and, as competition continues to increase, the Company believes that prices are likely to continue to decrease. Additionally, Primus believes that because deregulatory influences only recently have begun to affect non-United States and non-United Kingdom telecommunications markets, including Australia, the deregulatory trend in such markets will result in greater competition which could adversely affect Primus's net revenue per minute and gross margin as a percentage of net revenue. However, the Company believes that such decreases in prices will be offset by increased communications usage and decreased costs.

Cost of revenue is comprised primarily of costs incurred from other domestic and foreign telecommunications carriers to originate, transport and terminate calls. The majority of Primus's cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the most significant expense. As the portion of traffic transmitted over leased or owned facilities increases, cost of revenue increasingly will be comprised of fixed costs. In order to manage such costs, Primus pursues a flexible approach with respect to the expansion of its network. In most instances, Primus initially obtains transmission capacity on a variable-cost, per-minute leased basis, next acquires additional capacity on a fixed-cost basis when traffic volume makes such a commitment cost-effective, and ultimately purchases and operates its own facilities when traffic levels justify such investment. The Company also seeks to lower the cost of revenue through:

         . optimizing the routing of calls over the least cost route;

         . increasing volumes on the fixed cost leased and owned lines, thereby spreading the allocation of fixed costs over a larger number of minutes;

         . negotiating lower variable usage based costs with domestic and foreign service providers and negotiating additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others; and

         . continuing to expand the network when traffic volumes justify such investment.

The Company generally realizes a higher gross margin as a percentage of net revenue on its international as compared to its domestic long distance services and a higher gross margin as a percentage of net revenue on its services to both business and residential customers compared to those realized on its services to other telecommunications carriers. In addition, Primus generally realizes a higher gross margin as a percentage of net revenue on long distance services as compared to those realized on local switched and cellular services. Carrier services, which generate a lower gross margin as a percentage of net revenue than retail services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows the Company to obtain greater volume discounts from its suppliers than it otherwise would realize. Primus's overall gross margin as a percentage of net revenue may fluctuate based on the relative volumes of international versus domestic long distance services, carrier services versus business and residential long distance services, and the proportion of traffic carried on Primus's network versus resale of other carriers' services.

Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising and administrative costs. These expenses have been increasing consistently with the expansion of operations. Primus expects this trend to continue and believes that it will incur additional selling, general and administrative expenses to support the expansion of sales and marketing efforts and operations in current markets as well as new markets in the principal service regions.

Although the Company's functional currency is the United States dollar, a significant portion of net revenue is derived from sales and operations outside the United States. In the future, Primus expects to continue to derive the majority of net revenue and incur a significant portion of its operating costs from outside the United States, and therefore changes in exchange rates may have a significant effect on Primus's results of operations. Primus historically has not engaged in hedging transactions and does not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks.

Other Operating Data

The following information for the year ended December 31, 1999 is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

                                                              Minutes of Long Distance Use
                                  Net           -----------------------------------------------------------
                                Revenue          International            Domestic             Total
                             ---------------    -----------------     -----------------   -----------------
                                                            (in thousands)
       North America               $406,083            1,219,997             1,314,528           2,534,525
       Europe                       195,477              600,317               300,578             900,895
       Asia-Pacific                 231,179              150,981               450,143             601,124
                             ---------------    -----------------     -----------------   -----------------
       Total                       $832,739            1,971,295             2,065,249           4,036,544
                             ===============    =================     =================   =================

Results of operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998

Net revenue increased $411.1 million or 97.5% to $832.7 million for the year ended December 31, 1999, from $421.6 million for the year ended December 31, 1998. Of the net revenue increase, $218.1 million was associated with the Company's North American operations, which represents a growth rate of approximately 116.0%. The growth reflects increased traffic volumes in business and ethnic residential retail operations and in carrier operations, and a full year's results of the acquired TresCom operations, as compared to approximately 7 months' Trescom operations in 1998. The 1999 results also include operations of Telegroup (since the June 1, 1999 effective date of the acquisition), AT&T Canada (since the May 31, 1999 customer base acquisition), and the LTN and Wintel Companies (since the March 31, 1999 acquisition). The total of these acquisitions contributed $124.7 million or 57% of the total North American increase. The European net revenue increased from $60.9 million for the year ended December 31, 1998 to $195.5 million for the year ended December 31, 1999, resulting from the acquisition of Telegroup, increased retail business and residential traffic and a full year of carrier services, in the United Kingdom and Germany. The Company's Asia-Pacific net revenue increased by $58.4 million or 33.8% to $231.2 million for the year ended December 31, 1999 from $172.8 million for the year ended December 31, 1998.

Cost of revenue increased $271.6 million, from $353.0 million, or 83.7% of net revenue, for the year ended December 31, 1998 to $624.6 million, or 75.0% of net revenue, for the year ended December 31, 1999. The increase in the cost of revenue is primarily attributable to the increased traffic volumes and associated net revenue growth. The cost of revenue as a percentage of net revenue decreased by 870 basis points as a result of expansion of the Company's global Network, the continuing migration of existing and newly generated customer traffic onto the Company's Network, and the increase and introduction of new higher margin product offerings such as data and Internet services.

Selling, general and administrative expenses increased $120.1 million to $199.6 million for the year ended December 31, 1999 from $79.5 million for the year ended December 31, 1998. The increase is attributable to the impact of increased advertising, marketing and sales expenses focused on retail revenue growth. Also, the increase is primarily attributable to the addition of expenses from acquired operations including GlobalServe, London Telecom, the retail customer base of AT&T Canada, Telegroup, TelSN, DigitalSelect, and Matrix Internet.

Depreciation and amortization increased from $24.2 million for the year ended December 31, 1998 to $55.0 million for the year ended December 31, 1999. The increase is associated with increased amortization expense related to intangible assets arising from the Company's acquisitions and with increased depreciation expense related to capital expenditures for fiber optic cable, switching and other network equipment being placed into service.

Interest expense increased to $79.6 million for the year ended December 31, 1999 from $40.0 million for the year ended December 31, 1998. The increase is primarily attributable to the interest expense associated with five additional months of interest expense associated with the Company's May 1998 $150 million
9 7/8% Senior Notes Offering, due 2008 ("1998 Senior Notes"), the January 1999 $245.5 million 11 1/4% Senior Notes Offering, due 2009, ("January 1999 Senior Notes") and the Company's October 1999 $250 million 12 3/4% Senior Notes Offering, due 2009, ("October 1999 Senior Notes") and, to a lesser extent, the Company's capital lease financing.

Interest and other income increased from $11.5 million for the year ended December 31, 1998 to $13.3 million for the year ended December 31, 1999. The increase is a result of the investment of the net proceeds of the Company's 1999 and 1998 Senior Notes offerings, and the secondary equity offering.

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

Interest expense increased to $40.0 million for the year ended December 31, 1998 from $12.9 million for the year ended December 31, 1997. The increase is primarily attributable to the interest expense associated with the Company's July 1997 $225 million 11 3/4 % Senior Notes Offering, due 2004, ("1997 Senior Notes") and the Company's May 1998 $150 million 9 7/8 % Senior Notes Offering, due 2008, ("1998 Senior Notes") and, to a lesser extent, the Company's Bank Revolving Credit Facility and additional capital lease financing.

Interest income increased from $6.2 million for the year ended December 31, 1997 to $11.5 million for the year ended December 31, 1998. The increase is a result of the investment of the net proceeds of the Company's 1998 and 1997 Senior Notes offerings.

Liquidity and Capital Resources

The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and international and domestic fiber optic cable transmission capacity, satellite earth stations and satellite transmission capacity, interest and principal payments on outstanding indebtedness, and acquisitions of and strategic investments in businesses. The Company has financed its growth to date through public offerings and private placements of debt and equity securities, bank debt, equipment financing and capital lease financing.

Net cash used in operating activities was $55.6 million for the year ended December 31, 1999 as compared to net cash used in operating activities of $71.3 million for the year ended December 31, 1998. The increase in the net loss from 1998 to 1999's net loss of $112.7 million was offset by greater non-cash operating expenses of $83.6 million. The decrease in operating cash used is primarily comprised of an increase in accounts payable of $56.2 million caused by higher expenses in 1999, and an increase in accrued interest payable due to the interest due on the January 1999 Senior Notes and the October 1999 Senior Notes. These increases to operating cash flow are offset by an increase in accounts receivable of $64.8 million due to higher revenue in 1999, and an increase in prepaid expenses and other current assets partly due to the increase in the deferral of direct marketing expenses that are amortized over a 12 month period.

Net cash used in investing activities was $200.2 million for the year ended December 31, 1999 compared to net cash used in investing activities of $54.2 million for the year ended December 31, 1998. Net cash used in investing activities for the year ended December 31, 1999 includes $114.3 million used to acquire Telegroup, the LTN and Wintel Companies, AT&T Canada, GlobalServe, TelSN, Hotkey, TCP/IP, TouchNet, Cards & Parts, DigitalSelect, 1492 Technologies and 51% of Matrix Internet. Additionally, $110.6 million of cash was used for capital expenditures primarily for the expansion of the Company's global Network, partially offset by $24.7 million of cash provided by the sale of restricted investments used to fund interest payments on the 1997 Senior Notes. During the year ended December 31, 1999 the Company funded additional equipment and fiber purchases of $24.4 million through equipment financing agreements.

Net cash provided by financing activities was $591.0 million for the year ended December 31, 1999 as compared to net cash provided by financing activities of $146.8 million during the year ended December 31, 1998. Cash provided by financing activities for the year ended December 31, 1999 resulted primarily from $192.5 million of net proceeds from the January 1999 Senior Notes offering, $242.4 million of net proceeds from the October 1999 Senior Notes offering, and the sale of 8,000,000 shares of the Company's common stock at a price of $22.50 per share, netting $169.3 million. $4.5 million was also received from the 49% minority shareholder of Matrix Internet to fund the operations of Matrix Internet. Offsetting the cash provided by the offerings of debt and equity securities was the $17.8 million repayment of the Revolving Credit Agreement and $5.4 million of payments on capital leases.

In March 2000, the Hewlett-Packard Company agreed to purchase up to $50 million in convertible debt. Such debt will bear interest at a rate of 9.25% per annum and is convertible into the Company's common stock at a price of $60 per share. The Company has the right under certain circumstances to require Hewlett-Packard to convert the debt to equity. To date, Hewlett-Packard has invested $25 million. Until converted, the debt will be secured by equipment purchased from Hewlett-Packard with the proceeds of the investment.

The Company anticipates aggregate capital expenditures of approximately $210 million during 2000. Such capital expenditures will be primarily to expand and enhance Primus' existing communications network, to deploy the Company's global broadband ATM+IP network, and to purchase international and domestic switches, POPs and data centers for voice, data and Internet services, other transmission equipment and support systems.

In February and March 2000, Primus completed an offering of $300,000,000 in aggregate principal amount of 5.75% convertible subordinated debentures due February 15, 2007 ("2000 Convertible Debt") in a private placement. The debentures are convertible into PRIMUS common stock at a price of $49.7913 per share. The purpose of the offering was to fund capital expenditures to expand and enhance the Company's communications network and for other permitted corporate purposes, including possible acquisitions.

The Company believes that the net proceeds from the 2000 Convertible Debt, together with its existing cash and available capital lease financing (subject to the limitations in the Indentures related to the Company's senior notes) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, possible acquisitions and other cash needs for our operations, including iPRIMUS.com, until at least June 30, 2001. The semi-annual interest payments due under the 1997 Senior Notes through August 1, 2000 have been pre-funded and will be paid from restricted investments. The Company is continually evaluating the expansion of its service offerings and plans to make further investments in and enhancements to its switches and distribution channels in order to expand its service offerings. In order to fund these additional cash requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources. Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of Primus' operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may be required to seek additional capital sooner than expected. Except as described herein, Primus presently has no binding commitment or binding agreement with respect to any material acquisition, joint venture or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock.

Year 2000

The Company's Year 2000 review involved (a) an assessment of the Year 2000 problems that may affect the Company, (b) the development of remedies to address the problems discovered in the assessment phase to the extent practical or feasible, (c) the testing of such remedies, and (d) the preparation of contingency plans to deal with worst case scenarios. As of the date of this report, the Company has not encountered any material business interruptions or adverse financial consequences related to the Year 2000 issue.

The Company currently estimates that the total historical and anticipated remaining costs related to the Year 2000 issue will be immaterial to the Company's financial condition.

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

Limited Operating History; Entry into Developing Markets. The Company was founded in February 1994, began generating revenue in March 1995. The Company intends to enter additional markets or businesses, including establishing an Internet business, where Primus has limited or no operating experience. Accordingly, the Company cannot provide assurance that its future operations will generate operating or net income, and the Company's prospects must be considered in light of the risks, expenses, problems and delays inherent in establishing a new business in a rapidly changing industry.

Limited Operating History; Entry into Internet and data business. Primus has recently begun targeting businesses and residential customers for Internet and data services through its subsidiary iPRIMUS.com and other recently acquired ISPs. The Company has been expanding and intends to continue to expand, its offering of data and Internet services worldwide. Primus anticipates offering a full-range of Internet protocol-based data and voice communications over the global broadband ATM+IP network which the Company is beginning to deploy over its existing network infrastructure. Primus has limited experience in the Internet business and cannot provide assurance that it will successfully establish or expand the business. Currently, the Company provides Internet services to business and residential customers in the United States, Australia, Canada, Brazil and Germany, and offers Internet transmission services in the Indian Ocean/Southeast Asia regions through its satellite earth station in London.

The market for Internet connectivity and related services is extremely competitive. Primus's primary competitors include other ISPs that have a significant national or international presence. Many of these carriers have substantially greater resources, capital and operational experience than Primus does. The Company also expects it will experience increased competition from traditional telecommunications carriers that expand into the market for Internet services. In addition, Primus will require substantial additional capital to make investments in its Internet operations, and it may not be able to obtain that capital on favorable terms or at all. The amount of such capital expenditures may exceed the amount of capital expenditures spent on the voice portion of its business going forward.

Further, even if Primus is able to establish and expand its Internet business, the Company will face numerous risks that may adversely affect the operations of its Internet business. These risks include:

       . competition in the market for Internet services;

       . Primus's limited operating history as an ISP;

       . Primus's reliance on third parties to provide maintenance and support services for the Company's ATM+IP network;

       . Primus's reliance on third-party proprietary technology, including
         Pilot's HDI security protocol, to provide certain services to Primus's customers;

       . the Company's ability to recruit and retain qualified technical, engineering and other personnel in a highly competitive market;

       . Primus's ability to adapt and react to rapid changes in technology related to the Internet business;

       . uncertainty relating to the continuation of the adoption of the Internet as a medium of commerce and communications;

       . vulnerability to unauthorized access, computer viruses and other disruptive problems due to the accidental or intentional actions of others;

       . adverse regulatory developments;

       . the potential liability for information disseminated over Primus's network; and

       . the Company's need to manage the growth of its Internet business, including the need to enter into agreements with other providers of infrastructure capacity and equipment and to acquire other ISPs and Internet-related businesses on acceptable terms.

Finally, Primus expects to incur operating losses and negative cash flow from its Internet and data business as the Company expands, builds out and upgrades this part of the business. Any such losses and negative cash flow are expected to partially offset the expected positive cash flow generated by the voice business and effectively reduce the overall cash flow of Primus as a whole.

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

Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, Primus had cumulative negative cash flow from operating activities and cumulative negative EBITDA. In addition, Primus incurred net losses since inception and has an accumulated deficit of approximately $224 million as of December 31, 1999. The Company expects to continue to incur additional operating losses and negative cash flow as it expands its operations and continues to build-out and upgrade its network. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain profitability or positive cash flow from operations in any future period.

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

Integration of Acquired Businesses. There can be no assurance that the Company will be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into its own. There may be difficulty in integrating the service offerings, distribution channels and networks gained through acquisitions with the Company's own. Successful integration of operations and technologies requires the dedication of management and other personnel which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities.

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

Natural Disasters. Many of the geographic areas where the Company conducts its business may be affected by natural disasters, including hurricanes and tropical storms. Hurricanes, tropical storms and other natural disasters could have material adverse effect on the business by damaging the network facilities or curtailing telephone traffic as a result of the effects of such events, such as destruction of homes and businesses.

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

Interest rates - The Company is currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at fixed rates. The Company is exposed to interest rate risk, as additional financing may be required due to operating losses and expansion of the Company's global Network. The interest rate that the Company will be able to obtain on additional financing will depend on market conditions at that time and may differ from the rates the Company has secured on its current debt. The estimated fair value of the Company's 1999, 1998 and 1997 Senior Notes (carrying value of $869 million), based on quoted market prices, at December 31, 1999 was $852 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                               Page
                                                                               ----
Independent Auditors' Report                                                    F-2

Consolidated Financial Statements

         Consolidated Statements of Operations for the years ended
             December 31, 1999, 1998 and 1997                                   F-3

         Consolidated Balance Sheets as of December 31, 1999 and 1998           F-4

         Consolidated Statements of Stockholders' Equity for the
             years ended December 31, 1999, 1998 and 1997                       F-5

         Consolidated Statements of Cash Flows for the years ended
             December 31, 1999, 1998 and 1997                                   F-6

         Consolidated Statements of Comprehensive Loss for the
             years ended December 31, 1999, 1998 and 1997                       F-7

         Notes to the Consolidated Financial Statements                         F-8


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

         AND FINANCIAL DISCLOSURE

None.

                                   PART III

The information required by Part III will be provided in the Company's definitive proxy statement for the Company's 2000 annual meeting of stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2000 ("1999 Proxy Statement"), and is incorporated herein by this reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors of the Company is set forth under the caption entitled "Election of Directors" in the Company's 2000 Proxy Statement and is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in the Company's 2000 Proxy Statement under the caption "Executive Officers, Directors and Key Employees" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information regarding compensation of officers and directors of the Company is set forth under the caption entitled "Executive Compensation" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information regarding ownership of certain of the Company's securities is set forth under the captions entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a)   Financial Statements and Schedules

         The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

         Financial Statement Schedules:                                  Page
                                                                         ----
               (II)  Valuation and Qualifying Accounts                    S-1

         All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

b)   Reports on 8-K

         Form 8-K dated October 13, 1999, was filed to announce the private sale of $250 million in principal amount of 12 3/4% Senior Notes due 2009 (the "12 3/4% Senior Notes due 2009").

         Form 8-K dated October 15, 1999, was filed to announce the consummation of the sale to the public of 8,000,000 shares of common stock at a price of $22.50 per share, as well as to announce the consummation of the private sale of the 12 3/4% Senior Notes due 2009.

         Form 8-K dated October 20, 1999, was filed to disclose the Company's unaudited pro forma financial results for the six months ended June 30, 1999.

c)  Exhibit listing

         Exhibit
         Number            Description
         -------           -----------

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

         4.3 Form of Indenture of Primus, as amended and restated on January 20, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit
                           4.3 of the 1998 Form 10-K.

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

         4.7 Indenture, dated January 29, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.3 of the 1998 Form 10-K.

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

         4.11 Supplemental Indenture between Primus and First Union National Bank dated January 20, 1999; Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-76965, filed with the Commission on May 6, 1999.

         4.12 Amendment 1999-1 to the Primus Telecommunications Group, Incorporated Stock Option Plan; Incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-76965, filed with the Commission on August 2, 1999.

         4.13 Specimen 11 3/4% Senior Note Due 2004; Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, No. 333-90179, filed with the Commission on November 2, 1999 (the "November S-4").

         4.14 Indenture, dated October 15, 1999, between the Company and first Union National Bank; Incorporated by reference to the November S-4.

         4.15 Specimen 12 3/4% Senior Note due 2009; Incorporated by reference to Exhibit A to Exhibit 4.14 hereto.

         4.16 Indenture, dated February 24, 2000, between the Company and First Union National Bank.*

         4.17 Specimen 5 3/4% convertible subordinated debenture due 2007; Incorporated by reference to Exhibit A to
                           Exhibit 4.16 hereto.

10.1 Amendment No. 1 to Stockholder Agreement among Warburg, Pincus, K. Paul Singh, Primus, and TresCom, dated as of April 16, 1998; Incorporated by reference to Exhibit 10.1 of the Form 8-K for Amendments.

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

10.4 Employment Agreement, dated June 1, 1994, between Primus and K. Paul Singh; Incorporated by reference to Exhibit 10.5 of the IPO Registration Statement. **

10.5     Primus 1995 Stock Option Plan; Incorporated by reference to Exhibit
         10.6 of the IPO Registration Statement. **

10.6     Primus 1995 Director Stock Option Plan; Incorporated by reference to
         Exhibit 10.7 of the IPO Registration Statement. **

10.7 Registration Rights Agreement, dated July 31, 1996, among Primus, Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners II LDC and Winston Partners LLC; Incorporated by reference to
         Exhibit 10.11 of the IPO Registration Statement.

10.8 Service Provider Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd., dated May 3, 1995; Incorporated by reference to
         Exhibit 10.12 of the IPO Registration Statement.

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

10.11 Master Lease Agreement dated as of November 21, 1997 between NTFC Capital Corporation and Primus Telecommunications, Inc.; Incorporated by reference to Exhibit 10.17 of Primus's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"), as amended on Form 10-K/A dated April 30, 1998.

10.12    Primus Employee Stock Purchase Plan; Incorporated by reference to
         Exhibit 10.15 of the 1997 Senior Note Registration Statement. **

10.13 Primus 401(k) Plan; Incorporated by reference to Exhibit 4.4 of the Primus Registration Statement on Form S-8 (No. 333-35005).

10.14 Registration Rights Agreement, dated May 19, 1998, among Primus Telecommunications Group, Incorporated, Primus Telecommunications, Incorporated, Primus Telecommunications Pty. Ltd. and Lehman Brothers, Inc.; Incorporated by reference to Exhibit 10.23 of the 1998 Senior Note Registration Statement.

          10.15 Primus Telecommunications Group, Incorporated-TresCom International Stock Option Plan Incorporated by reference to
                    Exhibit 4.1 of the S-8 Registration Statement. **

          10.16 Warrant Agreement between the Company and Warburg, Pincus Investors, L.P.; Incorporated by reference to Exhibit 10.6 to the TresCom For S-1.

          10.17 Form of Indemnification Agreement between the Company and its directors and executive officers Incorporated by reference to Exhibit 10.23 to the TresCom Form S-1.

          10.18 The Company's 1998 Restricted Stock Plan; Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 333-86839, filed with the Commission on September 17, 1999.

          10.19 Agreement for the Reciprocal Purchase of Capacity On the Systems of Each of the Company and Global Crossing Holdings Ltd. Effective as of May 24, 1999. *

          10.20 Indefeasible Right of Use Agreement between Primus Telecommunications, Inc. and Qwest Communications Corporation dated December 30, 1999. ***

          10.21 Common Stock Purchase Agreement between the Company and Pilot Network Services, Inc. dated December 28, 1999. *

          10.22 Warrant to purchase up to 200,000 shares of common stock of Pilot Network Services, Inc. dated December 28, 1999. *

          10.23 Loan Agreement between Primus Telecommunications, Inc. and NTFC Capital Corporation dated November 22, 1999. *

          10.24 Resale Registration Rights Agreement among the Company, certain of its subsidiaries, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Morgan Stanley & Co. Incorporated dated February 24, 2000.*

          10.25 Multi-Currency Credit Facility Agreement between Primus Telecommunication Limited and Ericsson I.F.S. *

          21.1      Subsidiaries of the Registrant. *

          23.1      Independent Auditors' Consent. *

          27.1 Financial Data Schedule for the Company for the year ended December 31, 1999. *

        ------------------------------------------------------------------------
*     Filed herewith
**    Compensatory benefit plan
*** Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.

                                  SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

 By:    /s/ K. Paul Singh           Chairman of the Board, President and
        -----------------
         K. Paul Singh              Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Paul Singh and Neil L. Hazard, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 1999, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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


Signature                                     Title                                               Date
---------                                     -----                                               ----
       /s/  K. Paul Singh                     Chairman, President and Chief Executive             March 30, 2000
---------------------------------------
            K.  Paul Singh                    Officer (Principal Executive Officer) and
                                              Director


      /s/   Neil L. Hazard                    Executive Vice President and Chief Financial        March 30, 2000
---------------------------------------
            Neil L. Hazard                    Officer (Principal Financial Officer and
                                              Principal Accounting Officer)


      /s/   John F. DePodesta                 Executive Vice President and Director               March 30, 2000
---------------------------------------
            John F. DePodesta


      /s/   Herman Fialkov                    Director                                            March 30, 2000
---------------------------------------
            Herman Fialkov


                                              Director                                            March 30, 2000
---------------------------------------
            David E. Hershberg


                                              Director                                            March 30, 2000
---------------------------------------
            Douglas M. Karp


      /s/   John Puente                       Director                                            March 30, 2000
---------------------------------------
            John Puente

                  INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND
                                   EXHIBITS

                                                                          Page
                                                                          ----

Independent Auditors' Report                                              F-2

Consolidated Financial Statements:

         Consolidated Statements of Operations for the years ended
              December 31, 1999, 1998, and 1997                           F-3

         Consolidated Balance Sheets as of December 31, 1999 and 1998     F-4

         Consolidated Statements of Stockholders' Equity for the
              years ended December 31, 1999, 1998, and 1997               F-5

         Consolidated Statements of Cash Flows for the
              years ended December 31, 1999, 1998, and 1997               F-6

         Consolidated Statements of Comprehensive Loss for the
              years ended December 31, 1999, 1998 and 1997                F-7

         Notes to Consolidated Financial Statements                       F-8

Consolidated Financial Statement Schedules:

         Schedule II. Valuation and Qualifying Accounts Financial
              Statement Schedule                                          S-1

Exhibits:

         Exhibit 27.1 - Financial Data Schedule                           E-1

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Primus Telecommunications Group, Incorporated

We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule on page S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primus Telecommunications Group, Incorporated and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
McLean, Virginia
February 10, 2000, except for Note 17
  as to which the date is March 13, 2000

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                            For the Year Ended
                                                               December 31,
                                                 ------------------------------------------
                                                    1999            1998             1997
                                                 ---------       ---------        ---------
NET REVENUE                                      $ 832,739       $ 421,628        $ 280,197
COST OF REVENUE                                    624,599         353,016          252,731
                                                 ---------       ---------        ---------

GROSS MARGIN                                       208,140          68,612           27,466
                                                 ---------       ---------        ---------

OPERATING EXPENSES
   Selling, general and administrative             199,581          79,532           50,622
   Depreciation and amortization                    54,957          24,185            6,733
                                                 ---------       ---------        ---------

       Total operating expenses                    254,538         103,717           57,355
                                                 ---------       ---------        ---------

LOSS FROM OPERATIONS                               (46,398)        (35,105)         (29,889)

INTEREST EXPENSE                                   (79,629)        (40,047)         (12,914)
INTEREST AND OTHER INCOME                           13,291          11,504            6,645
                                                 ---------       ---------        ---------

LOSS BEFORE INCOME TAXES                          (112,736)        (63,648)         (36,158)
INCOME TAXES                                             -               -              (81)
                                                 ---------       ---------        ---------

NET LOSS                                         $(112,736)      $ (63,648)       $ (36,239)
                                                 =========       =========        =========

BASIC AND DILUTED NET
   LOSS PER COMMON SHARE                         $   (3.72)      $   (2.61)       $   (1.99)
                                                 =========       =========        =========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                        30,323          24,432           18,250
                                                 =========       =========        =========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                           December 31,         December 31,
                                                                              1999                 1998
                                                                           -----------          -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $   471,542          $   136,196
     Restricted investments                                                     25,932               25,729
     Accounts receivable (net of allowance for
         doubtful accounts of $36,453 and $14,976)                             165,384               92,531
     Prepaid expenses and other current assets                                  56,994               13,505
                                                                           -----------          -----------
         Total current assets                                                  719,852              267,961
RESTRICTED INVESTMENTS                                                               -               24,894
PROPERTY AND EQUIPMENT - Net                                                   285,390              158,873
GOODWILL AND OTHER INTANGIBLE ASSETS - Net                                     402,030              205,039
OTHER ASSETS                                                                    44,101               17,196
                                                                           -----------          -----------
     TOTAL ASSETS                                                          $ 1,451,373          $   673,963
                                                                           ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                      $   169,527          $    82,520
     Accrued expenses and other current liabilities                            123,453               42,958
     Accrued interest                                                           32,420               12,867
     Current portion of long-term obligations                                   16,438               22,423
                                                                           -----------          -----------
         Total current liabilities                                             341,838              160,768
LONG TERM OBLIGATIONS                                                          913,506              397,751
OTHER LIABILITIES                                                                4,543                  527
                                                                           -----------          -----------
         Total liabilities                                                   1,259,887              559,046
                                                                           -----------          -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized 2,455,000 shares;
         none issued and outstanding                                                 -                    -
     Common stock, $.01 par value - authorized 80,000,000
         shares; issued and outstanding,
         37,101,464 and 28,059,063 shares                                          371                  281
     Additional paid-in capital                                                417,060              234,549
     Accumulated deficit                                                      (224,389)            (111,653)
     Accumulated other comprehensive loss                                       (1,556)              (8,260)
                                                                           -----------          -----------
         Total stockholders' equity                                            191,486              114,917
                                                                           -----------          -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,451,373          $   673,963
                                                                           ===========          ===========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                           Accumulated
                                        Common Stock       Additional                         Other
                                      ------------------    Paid-In        Accumulated    Comprehensive   Stockholders'
                                      Shares    Amount      Capital          Deficit           Loss           Equity
                                      -------  --------  --------------   --------------  --------------  --------------
BALANCE, JANUARY 1, 1997               17,779     $ 178        $ 88,106        $ (11,766)          $ (78)       $ 76,440
   Common shares issued upon
     exercise of warrants               1,843        19           1,453                -               -           1,472
   Common shares issued for
     401(k) Plan                            5         -              45                -               -              45
   Common shares issued upon
     exercise of stock options             35         -              42                -               -              42
   Senior note offering - warrants          -         -           2,535                -               -           2,535
   Foreign currency translation
     adjustment                             -         -               -                -          (1,769)         (1,769)
   Net loss                                 -         -               -          (36,239)              -         (36,239)
                                      -------  --------  --------------   --------------  --------------  --------------

BALANCE, DECEMBER 31, 1997             19,662       197          92,181          (48,005)         (1,847)         42,526
   Common shares issued for
     business acquisitions              7,864        79         137,547                -               -         137,626
   Common shares issued for
     401(k) Plan                            9         -             119                -               -             119
   Common shares issued upon
     exercise of stock options            489         5           4,334                -               -           4,339
   Common shares issued for
     employee stock purchase plan          24         -             263                -               -             263
   Common shares issued upon
     exercise of warrants                  11         -             105                -               -             105
   Foreign currency translation
     adjustment                             -         -               -                -          (6,413)         (6,413)
   Net loss                                 -         -               -          (63,648)              -         (63,648)
                                      -------  --------  --------------   --------------  --------------  --------------

BALANCE, DECEMBER 31, 1998             28,059       281         234,549         (111,653)         (8,260)        114,917
   Common shares issued for
     secondary equity offering, net     8,000        80         169,230                -               -         169,310
   Common shares issued for
     business acquisitions                457         5           7,845                -               -           7,850
   Common shares issued for
     401(k) Plan                           20         -             372                -               -             372
   Common shares issued upon
     exercise of stock options            355         4           3,277                -               -           3,281
   Common shares issued for
     employee stock purchase plan          39         -             494                -               -             494
   Common shares issued upon
     exercise of warrants                  41         -             376                -               -             376
   Common shares issued for
     Restricted Stock Plan                130         1             917                -               -             918
   Foreign currency translation
     adjustment                             -         -               -                -           6,704           6,704
   Net loss                                 -         -               -         (112,736)              -        (112,736)
                                      -------  --------  --------------   --------------  --------------  --------------

BALANCE, DECEMBER 31, 1999             37,101     $ 371       $ 417,060       $ (224,389)       $ (1,556)      $ 191,486
                                      =======  ========  ==============   ==============  ==============  ==============

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                                                For the Year Ended
                                                                                   December 31,
                                                                     --------------------------------------
                                                                        1999          1998          1997
                                                                     ----------     ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (112,736)    $ (63,648)    $ (36,239)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation, amortization and accretion                         55,319        24,547         6,733
        Sales allowance                                                  27,908         9,431         6,185
        Foreign currency transaction (gain) loss                              -             -          (407)
        Stock issuance - 401(k) Plan                                        328           119            45
        Minority interest share of loss                                    (291)            -             -
        Changes in assets and liabilities:
            Increase in accounts receivable                             (64,835)      (20,765)      (34,240)
            Increase in prepaid expenses and
               other current assets                                     (34,049)       (7,027)       (4,080)
            (Increase) decrease in other assets                         (11,749)          735         1,147
            Increase (decrease) in accounts payable                      56,167        (8,196)       30,247
            Increase (decrease) in accrued expenses,
               other current liabilities and other liabilities            9,145        (8,073)        5,000
            Increase in accrued interest payable                         19,223         1,581        10,852
                                                                     ----------     ---------     ---------
                  Net cash used in operating activities                 (55,570)      (71,296)      (14,757)
                                                                     ----------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                 (110,582)      (75,983)      (39,465)
    Sale of short-term investments                                            -             -        25,125
    Sale (purchase) of restricted investments                            24,691        22,927       (73,550)
    Cash used for business acquisitions, net of cash acquired          (114,282)       (1,165)      (16,349)
                                                                     ----------     ---------     ---------
                  Net cash used in investing activities                (200,173)      (54,221)     (104,239)
                                                                     ----------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital leases and other
       long-term obligations                                            (21,927)       (2,373)      (16,881)
    Proceeds from sale of common stock and exercise of
       stock options                                                    173,587         4,707         1,514
    Proceeds from issuance of long-term obligations                     450,000       150,000       225,000
    Cash received from minority interest holder                           4,479             -             -
    Deferred financing costs                                            (15,125)       (5,500)       (9,500)
                                                                     ----------     ---------     ---------
                  Net cash provided by financing activities             591,014       146,834       200,133
                                                                     ----------     ---------     ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                                     75          (353)       (1,379)
                                                                     ----------     ---------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 335,346        20,964        79,758
CASH AND CASH EQUIVALENTS, BEGINNING OF
    YEAR                                                                136,196       115,232        35,474
                                                                     ----------     ---------     ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $  471,542     $ 136,196     $ 115,232
                                                                     ==========     =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                           $   60,076     $  38,466     $   2,745
    Non-cash investing and financing activities:
      Capital leases for acquisition of equipment                    $    1,987     $  10,958     $   8,228
      Equipment financing for acquisition of equipment               $   24,394     $   6,000     $       -

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (in thousands)

                                                                     For the Year Ended December 31,
                                                                ----------------------------------------
                                                                   1999            1998         1997
                                                                ----------       --------      ---------
NET LOSS                                                        $ (112,736)      $ (63,648)    $ (36,239)
OTHER COMPREHENSIVE GAIN (LOSS) -
  Foreign currency translation adjustment                            6,704          (6,413)       (1,769)
                                                                ----------       ---------     ---------

COMPREHENSIVE LOSS                                              $ (106,032)      $ (70,061)    $ (38,008)
                                                                ==========       =========     =========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

     Primus Telecommunications Group, Incorporated ("Primus" or the "Company") is a facilities-based total service provider offering bundled international and domestic Internet, data and voice services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, Mexico, Puerto Rico, the United Kingdom, continental Europe, Australia and Japan. The Company is incorporated in the state of Delaware and operates as a holding company of operating subsidiaries in North America, Europe and the Asia-Pacific region.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany profits, transactions, and balances have been eliminated in consolidation. There are minority shareholders representing outside ownership of 49% of the common stock of Matrix Internet, S.A.
("Matrix") and 49% of Cards & Parts Telecom GmbH ("Cards & Parts").

     Revenue Recognition and Deferred Revenue--The Company records revenue from the sale of telecommunications services at the time of customer usage primarily based upon minutes of use. The Company records payments received in advance for prepaid calling card services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue in accrued expenses and other current liabilities until such related services are provided. Net revenue represents gross revenue net of estimated uncollectible amounts.

     Cost of Revenue--Cost of revenue includes network costs that consist of access, transport, and termination costs. The majority of the Company's cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense. Such costs are recognized when incurred in connection with the provision of telecommunications services.

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

     Cash and Cash Equivalents--Cash and cash equivalents are comprised principally of amounts in money market accounts, operating accounts, certificates of deposit, and overnight repurchase agreements, stated at cost which approximates market value, with original maturities of three months or less.

     Restricted Investments -- Restricted investments consist of United States Federal Government-backed obligations which are recorded at amortized cost. These securities are classified as held-to-maturity and are restricted to satisfy certain interest obligations on the Company's 1997 Senior Notes.

     Advertising Costs -- In accordance with Statement of Position 93-7, Reporting on Advertising Costs, costs for advertising are expensed as incurred except for direct response advertising costs, which are capitalized and amortized over the expected period of future benefits.

     Property and Equipment--Property and equipment is recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. The estimated useful lives of property and equipment are as follows: network equipment, including fiber optic and submarine cable--5 to 25 years, furniture and equipment--5 years, leasehold improvements and leased equipment--shorter of lease or useful life. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

     Fiber Optic and Submarine Cable Arrangements--The Company obtains capacity on certain fiber optic and submarine cables under two types of arrangements. The Indefeasible Right of Use Agreement ("IRU Agreement") basis provides the Company the right to use a cable for the estimated economic life of the asset according to the terms of the IRU Agreement with most of the rights and duties of ownership. The Company accounts for such agreements under Network Equipment and depreciates the recorded asset over the term of the IRU Agreement. The Company also enters into shorter-term arrangements with other carriers which provides the Company the right to use capacity on a cable but without any rights and duties of ownership. The Company accounts for such arrangements as operating leases.

     Goodwill and Other Intangible Assets--Goodwill is amortized over 7 to 30 years on a straight-line basis, and customer lists over the estimated run-off of the customer bases not to exceed five years. The Company periodically evaluates the realizability of intangible and other long-lived assets. In making such evaluations, the Company compares certain financial indicators such as expected undiscounted future revenues and cash flows to the carrying amount of the assets. The Company believes that no impairments exist as of December 31, 1999.

     Deferred Financing Costs--Deferred financing costs incurred in connection with the October 1999 Senior Notes, the January 1999 Senior Notes, the 1998 Senior Notes and the 1997 Senior Notes are reflected within other assets and are being amortized over the life of the respective Senior Notes using the straight-line method which does not differ materially from the effective interest method.

     Stock-Based Compensation--The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Under the provisions of SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has provided in Note 12 pro forma disclosures of the effect on net loss and loss per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

     Use of Estimates--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates.

     Concentration of Credit Risk--Financial instruments that potentially subject the Company to concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The Company maintains its cash with high quality credit institutions, and its cash equivalents are in high quality securities.

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

     Net Loss Per Share--The Company has computed basic and diluted net loss per share using the weighted average number of shares of common stock outstanding during the period. Potential common stock, for purposes of determining diluted net loss per share, would include, where applicable, the effects of dilutive stock options, warrants, and convertible securities, and the effect of such potential common stock would be computed using the treasury stock method or the if-converted method. None of the Company's outstanding options and warrants are considered to be dilutive.

     New Accounting Pronouncements--In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities was issued. SFAS 133 established standards for the accounting and reporting of derivative instruments and hedging activities and requires that all derivative financial instruments, including certain derivative instruments embedded in other contracts, be measured at fair value and recognized as assets or liabilities in the financial statements. SFAS 133 will be adopted by the Company during fiscal 2001, and the Company is currently evaluating the impact of such adoption. However, the Company does not believe the adoption of SFAS 133 will have a material effect on the Company's consolidated financial position or results of operations in fiscal year 2000.

     Costs of Start-Up Activities--The Company expenses the costs of start-up activities and organization costs as incurred. The effect of adopting Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, during fiscal year 1999 did not have a material effect on the financial position, results of operation or liquidity of the Company.

     Reclassifications--Certain previous year amounts have been reclassified to conform with current year presentation.

3.   ACQUISITIONS

In November 1999, the Company purchased substantially all of the assets of Digital Select, LLC ("Digital Select"), a provider of digital subscriber line ("DSL") high-speed Internet access and Web content services. The purchase price of $7.8 million was paid with $5.6 million in cash, the issuance of a $0.7 million short-term promissory note and 69,023 shares of the Company's common stock valued based on a 20 day trailing average of the last sale price of the Company's common stock.

In November 1999, the Company purchased substantially all of the assets of 1492 Technologies, LLC ("1492 Technologies"), an Internet Web site development and service firm. The purchase price of $0.6 million was paid for with $0.3 million in cash and 15,500 shares of the Company's common stock valued based on a 20 day trailing average of the last sale price of the Company's common stock.

In November 1999, the Company invested $12.1 million in cash in exchange for 51% of Matrix, Brazil's largest independent and fifth largest overall Internet service provider ("ISP").

In September 1999, the Company acquired TouchNet GmbH ("TouchNet"), a German ISP with a Point of Presence ("POP") in Munich, Germany, for a cash purchase price of $2.2 million. Through this acquisition, the Company acquired approximately 3,000 business customers in Germany.

In September 1999, the Company purchased 51% of Cards & Parts, a German wireless reseller for a cash purchase price of $4.3 million.

In June 1999, the Company acquired the global retail customer business of Telegroup, Inc. including the acquisition of selected Telegroup, Inc. foreign subsidiaries ("Telegroup"). The Company paid the $73.2 million purchase price for Telegroup, plus $23.3 million for certain current assets including accounts receivable, by issuing $45.5 million in aggregate principal of 11 1/4% senior notes due 2009 ("Telegroup Notes"), by issuing a $4.6 million short-term promissory note ("Telegroup Promissory Note") and paying $46.4 million in cash.

In June 1999, the Company acquired Telephone Savings Network Limited ("TelSN"), a Canadian reseller of local services to small- and medium-sized business customers, for a purchase price of $5.3 million comprised of $2.6 million in cash and 152,235 shares of the Company's common stock. In October 1999 and February 2000, pursuant to an earn-out provision of the purchase agreement, the Company issued an additional 57,391 shares of the Company's common stock. There are two other potential earn-out distributions through January 15, 2001.

In May 1999, the Company purchased the residential long distance customer base, customer support assets and residential Internet customer base and network of AT&T Canada and ACC Telenterprises ("AT&T Canada") for a purchase price of $37.5 million comprised of $27.9 million in cash and a $9.6 million, 8.5% promissory note due November 30, 2000 ("AT&T Promissory Note").

In May 1999, the Company acquired all of the outstanding shares of Tele-Communications Products/Internet Provider (TCP/IP) GmbH ("TCP/IP"), an independent German ISP with over 20 POPs in Germany, for a purchase price of $0.4 million in cash.

On March 31, 1999 the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the "LTN Companies"), for approximately $36.3 million in cash (including payments made in exchange for certain non-competition agreements). In addition, on March 31, 1999, the Company entered into an agreement to purchase for $14.6 million in cash substantially all of the operating assets of Wintel CNC Communications, Inc. and Wintel CNT Communications, Inc. (the "Wintel Companies"), which are Canada-based long distance telecommunications providers affiliated with the LTN Companies. The purchase price may be increased by up to $4.6 million in cash pursuant to an earn-out provision in the event the acquired company achieves certain levels of future operating results. Such amount will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable. At December 31, 1999, no amount has been accrued since the final outcome of the earn-out provision was not determinable.

In February 1999 the Company acquired GlobalServe Communications, Inc., ("GlobalServe") a privately held ISP based in Toronto, Canada. The purchase price of approximately $4.5 million was comprised of $2.3 million in cash and 142,806 shares of the Company's common stock. As a result of the acquisition, the Company now serves approximately 30,000 Internet customers in Canada.

On June 9, 1998 the Company acquired TresCom International, Inc. ("TresCom"), a long distance telecommunications carrier focused on international long distance traffic originating in the United States and terminating in the Caribbean and Central and South America regions. As a result of the acquisition, all of the approximately 12.7 million TresCom common shares outstanding were exchanged for approximately 7.8 million shares of the Company's common stock valued at approximately $138 million. An additional $11.7 million cash purchase obligation associated with a subsidiary of TresCom was paid during 1999.

In March 1998 the Company purchased a 60% controlling interest in Hotkey Internet Services Pty., Ltd. ("Hotkey"), a Melbourne, Australia-based ISP for approximately $1.4 million in cash. In February 1999, the Company purchased the remaining 40% for approximately $1.2 million, comprised of $0.4 million in cash and 57,025 shares of the Company's common stock.

Effective March 1, 1998 the Company acquired all of the outstanding stock of Eclipse Telecommunications Pty., Ltd. ("Eclipse"), a data communications provider in Australia. The Company paid approximately $1.8 million in cash and 27,500 shares of the Company's common stock for Eclipse.

The Company has accounted for all of these acquisitions using the purchase method of accounting and, accordingly the net assets and results of operations of the acquired companies have been included in the Company's financial statements since the acquisition dates. The purchase price, including direct costs, of the Company's acquisitions was allocated to assets acquired, including intangible assets and liabilities assumed, based on their respective fair values at the acquisition dates. The valuation of the Company's acquired assets and liabilities for the 1999 acquisitions are preliminary, and as a result, the allocation of the acquisition costs among tangible and intangible assets may change.

The following reflects the December 31, 1999 gross balances of goodwill and customer lists as of the acquisition date for the acquisitions that were completed in 1999 and 1998 (in thousands):

1999 Acquisitions                     Goodwill                Customer List
-----------------                 ---------------            ---------------

Telegroup                              $  53,667                  $ 17,876
LTN and Wintel Companies                  45,006                    11,840
AT&T Canada                               23,022                    23,556
DigitalSelect                              8,000                         -
Matrix Internet                            4,504                     3,468
TelSN                                      5,131                     1,032
GlobalServe                                4,467                     1,385
Cards & Parts                              4,016                         -
Other acquisitions                         5,704                         -
                                  ---------------            ---------------
Total                                  $ 153,517                  $ 59,157
                                  ===============            ===============

1998 Acquisitions
-----------------

Trescom                                $ 155,700                  $ 25,000
Other acquisitions                         3,111                       459
                                  ---------------            ---------------
Total                                  $ 158,811                  $ 25,459
                                  ===============            ===============

The following represents the unaudited pro forma results of operations of the Company for 1999 and 1998 as if the acquisitions were consummated on January 1, 1998 and January 1, 1999. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets relating to the acquisitions. The unaudited pro forma results of operations do not necessarily reflect the results that would have occurred had the acquisitions occurred at January 1, 1998 and January 1, 1999 or the results that may occur in the future.

                                                           Year Ended                   Year Ended
                                                        December 31, 1999            December 31, 1998
                                                       -------------------          -------------------
                                                           (in thousands, except per share amounts)
     Net revenue                                            $1,001,823                  $  889,020

     Net loss                                               $ (120,098)                 $ (126,633)

     Basic and diluted net loss per common share            $    (3.93)                 $    (4.47)

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                                                  December 31,
                                                                       -------------------------------
                                                                              1999           1998
                                                                       ---------------  --------------
         Network equipment                                                  $ 292,324       $ 148,413
         Furniture and equipment                                               30,051          11,987
         Leasehold improvements                                                 5,962           2,907
         Construction in progress                                               7,125          16,157
                                                                       --------------   -------------
                                                                              335,462         179,464
         Less: Accumulated depreciation and amortization                      (50,072)        (20,591)
                                                                       --------------   -------------
                                                                            $ 285,390       $ 158,873
                                                                       ==============   =============

Depreciation and amortization expense for Property and Equipment for the years ended December 31, 1999, 1998, and 1997 was $30.4 million, $16.0 million and $4.9 million, respectively.

Equipment under capital leases totaled $29.1 million and $27.0 million with accumulated depreciation of $8.3 million and $4.3 million at December 31, 1999 and 1998, respectively.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets consist of the following (in thousands):

                                                                                 December 31,
                                                                       -------------------------------
                                                                             1999            1998
                                                                       ---------------  --------------
         Goodwill                                                          $ 340,272       $ 184,604
         Customer lists                                                       95,192          30,997
         Other                                                                 1,914               -
                                                                       -------------   -------------
                  Subtotal                                                   437,378         215,601
         Less: Accumulated amortization                                      (35,348)        (10,562)
                                                                       -------------   -------------
                  Total goodwill and other intangible assets, net          $ 402,030       $ 205,039
                                                                       =============   =============

Amortization expense for Goodwill and Other Intangible Assets for the years ended December 31, 1999, 1998 and 1997 was $24.6 million, $8.2 million and $1.8 million, respectively.

6.  LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following (in thousands):

                                                                                  December 31,
                                                                       -------------------------------
                                                                               1999          1998
                                                                       ---------------  --------------
         Obligations under capital leases                                   $  21,072       $  28,268
         Revolving Credit Agreement                                                 -          17,819
         Senior Notes                                                         868,807         372,978
         Equipment Financing                                                   29,406               -
         Other long-term obligations                                           10,659           1,109
                                                                       --------------   -------------
                  Subtotal                                                    929,944         420,174
         Less: Current portion of long-term obligations                       (16,438)        (22,423)
                                                                       --------------   -------------
                                                                            $ 913,506       $ 397,751
                                                                       ==============   =============

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 ("October 1999 Senior Notes"). The October 1999 Senior Notes are due October 15, 2009. In addition, prior to October 15, 2002, the Company may redeem up to 35% of the original principal amount of the October 1999 Senior Notes at 112.750% of the principal amount thereof, plus accrued and unpaid interest through the redemption date. Interest is payable each October 15th and April 15th.

In June 1999, in connection with the Telegroup acquisition, the Company issued the Telegroup Notes, $45.5 million in aggregate principal amount of the Company's 11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture.

In January 1999, the Company completed the sale of $200 million aggregate principal amount of 11 1/4% senior notes due 2009 ("January 1999 Senior Notes"). The January 1999 Senior Notes are due January 15, 2009 with early redemption at the option of the Company at any time after January 15, 2004. In addition, prior to January 15, 2002, the Company may redeem up to 35% of the original principal amount of the January 1999 Senior Notes at 111.25% of the principal amount thereof, plus accrued and unpaid interest through the redemption date. Interest is payable each January 15th and July 15th.

During the year ended December 31, 1999, NTFC Capital Corporation and Ericsson Financing Plc has provided to the Company $30.0 million and $34.3 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 1999, approximately $24.4 million was utilized through NTFC Capital Corporation. Borrowings under these credit facilities accrue interest at rates ranging from 10.93% to LIBOR plus 5.8% and are payable over a 5-year term.

Other long-term obligations include the $9.6 million, 8.5% AT&T Promissory Note due November 30, 2000.

As a result of the acquisition of TresCom, the Company had a $25 million revolving credit and security agreement (the "Revolving Credit Agreement") with a commercial bank secured by certain of the Company's accounts receivable. In January 1999, the Company voluntarily repaid in full and terminated the Revolving Credit Agreement.

On May 19, 1998 the Company completed the sale of $150 million 9 7/8% senior notes ("1998 Senior Notes") due 2008 with semi-annual interest payments due on May 15th and November 15th.

On August 4, 1997, the Company completed the sale of $225 million 11 3/4% senior notes ("1997 Senior Notes") due 2004 and warrants to purchase 392,654 shares of the Company's common stock. Interest payments are due semi-annually on February 1st and August 1st.

7.  INCOME TAXES

    The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision for each period is shown in the table below (in thousands):

                                                               For the Year Ended
                                                                  December 31,
                                                 -----------------------------------------------
                                                       1999           1998           1997
                                                 -------------   --------------   --------------
Tax benefit at federal statutory rate                 $(39,458)        $(22,277)        $(12,294)
State income tax, net of federal benefit                (3,996)          (1,387)          (2,100)
Foreign taxes                                                -                -               81
Unrecognized benefit of net operating losses            36,767           21,506           14,394
Other                                                    6,687            2,158                -
                                                 -------------   --------------   --------------
Income taxes                                          $      -         $      -         $     81
                                                 =============   ==============   ==============

    The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                              December 31,
                                                                       -------------------------
                                                                           1999          1998
                                                                       -----------   -----------
Deferred tax assets:
        Cash to accrual basis adjustments (U.S.)                         $     275      $    269
        Accrued expenses                                                    11,774         5,393
        Net operating loss carryforwards                                    90,159        32,606
        Valuation allowance                                                (90,523)      (38,268)
                                                                       -----------   -----------
                                                                         $  11,685      $      -
                                                                       -----------   -----------

Deferred tax liabilities:
        Depreciation                                 $ 11,685      $    361
                                                    ----------    ----------
                                                     $ 11,685      $    361
                                                    ----------    ----------

Net deferred taxes                                   $      -      $    361
                                                    ==========    ==========

During the year ended December 31, 1999, the valuation allowance increased by approximately $52.3 million primarily due to additional net operating loss carryforwards which are not more likely than not to be realized.

At December 31, 1999, the Company had operating loss carryforwards available to reduce future federal taxable income which expire as follows (in millions):

                  Year                Primus                 TresCom
             --------------      --------------          --------------

                  2009               $  0.3                   $  5.8
                  2010                  1.7                      5.4
                  2011                  5.9                      1.9
                  2012                 28.0                     11.6
                  2018                 62.6                     33.6
                  2019                102.5                        -
                                 --------------          --------------
                                     $201.0                   $ 58.3
                                 ==============          ==============

Approximately $58.3 million of operating loss carryforwards relate to the acquisition of TresCom. Utilization of these operating losses is limited to the offset of future TresCom operating income. The Company's net operating loss carryforwards for state purposes are not significant and, therefore, have not been recorded as deferred tax assets.

No provision was made in 1999 for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, restricted investments, accounts receivable and accounts payable approximate fair value. The estimated fair value of the Company's 1999, 1998 and 1997 Senior Notes (carrying value of $869 million), based on quoted market prices, at December 31, 1999 was $852 million. The estimated fair value of the Company's 1998 and 1997 Senior Notes (carrying value of $373 million), based on quoted market prices, at December 31, 1998 was $375 million.

9.  ADVERTISING

The Company expenses advertising costs as incurred except for direct-response advertising costs, which are capitalized and amortized over the expected period of future benefits. Direct response advertising consists primarily of direct-mail advertisements, newspaper and television advertising. These costs are amortized over the lesser of the life of the customers obtained from these efforts or twelve months following the provisioning of the customer. At December 31, 1999 and 1998, $16.8 million and $4.2 million were included in prepaid expenses and other current assets. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was $24.8 million, $11.7 million, and $10.4 million, respectively.

10.  COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital lease obligations and non-cancelable operating leases as of December 31, 1999 are as follows (in thousands):

                                                 Capital         Operating
Year Ending December 31,                          Leases           Leases
------------------------                       -------------    -------------
         2000                                      8,668           11,356
         2001                                      8,968            8,910
         2002                                      8,138            7,346
         2003                                      5,117            5,466
         2004                                      1,554            4,405
         Thereafter                                    -            3,481
                                               -------------    -------------
         Total minimum lease payments             32,445           40,964
                                                                =============
         Less: Amount representing interest       (5,326)
                                               -------------
                                                  27,119
                                               =============

Rent expense under operating leases was $9.2 million, $4.8 million, and $2.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

In December 1999, the Company agreed to purchase approximately $23.2 million of fiber capacity from Qwest Communications which will provide the Company with an ATM+IP based nationwide broadband backbone of nearly 11,000 route miles of fiber optic cable in the U.S. as well as private Internet peering at select sites in the U.S. and overseas. As of December 31, 1999, the Company has made no purchases under this agreement.

On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A., based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998 and TresCom is currently the Company's subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000 and discovery has recently commenced. Because it is only in the early stages of discovery, the Company's ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time. The Company intends to defend the case vigorously. Management believes the ultimate resolution of this matter will not have an adverse effect on the Company's consolidated financial position or results of operations.

The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any liability that may ultimately result from the resolution of these matters will not have material adverse effect on the financial condition or results of operations or cash flows of the Company.

11.  STOCKHOLDERS' EQUITY

In October 1999, the Company sold 8.0 million shares of the Company's common stock at a price of $22.50 per share. The net proceeds from the sale were approximately $169.3 million.

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

In October 1997, the Company issued 1,842,941 shares of its common stock pursuant to the exercise of certain warrants, which had been issued in connection with the Company's $16 million July 1996 private equity sale. In connection with such exercise, the Company received approximately $1.5 million.

In August 1997, the Company completed a Senior Notes and Warrants Offering. Warrants valued at $2,535,000 to purchase 392,654 shares of the Company's common stock at a price of $ 9.075 per share were issued.

12.  STOCK-BASED COMPENSATION

In December 1998, the Company established the 1998 Restricted Stock Plan (the "Restricted Plan") to facilitate the grant of restricted stock to selected individuals who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000.

The Company sponsors an Employee Stock Option Plan (the "Employee Plan"). The total number of shares of common stock authorized for issuance under the Employee Plan is 5,500,000. Under the Employee Plan, awards may be granted to key employees of the Company and its subsidiaries in the form of Incentive Stock Options or Nonqualified Stock Options. The Employee Plan allows the granting of options at an exercise price of not less than 100% of the stock's fair value at the date of grant. The options vest over a period of up to three years, and no option will be exercisable more than ten years from the date it is granted.

The Company sponsors a Director Stock Option Plan (the "Director Plan") for non-employee directors. Under the Director Plan, an option is granted to each qualifying non-employee director to purchase 15,000 shares of common stock, which vests over a two-year period. The option price per share is the fair market value of a share of common stock on the date the option is granted. No option will be exercisable more than ten years from the date of grant. An aggregate of 338,100 shares of common stock was reserved for issuance under the Director Plan.

A summary of stock option activity during the three years ended December 31, 1999 is as follows:

                                   --------------------------------------------------------------------------
                                           1999                      1998                      1997
                                   ----------------------   ------------------------  -----------------------
                                                Weighted                   Weighted                Weighted
                                                 Average                    Average                 Average
                                                Exercise                   Exercise                Exercise
                                     Shares       Price        Shares        Price       Shares      Price
                                   ----------------------   ------------------------  -----------------------
Options outstanding-
    Beginning of year               3,128,566     $ 9.87      2,555,360      $ 6.95     1,587,894     $ 3.02
Granted                             1,651,200      16.39      1,298,937       16.07     1,063,750      12.59
Exercised                            (354,327)      9.22       (488,835)       7.42       (35,724)      1.19
Forfeitures                          (542,080)     14.25       (236,896)      17.52       (60,560)      6.27
                                   ----------------------   ------------------------  -----------------------
Outstanding - end of year           3,883,359     $12.07      3,128,566      $ 9.87     2,555,360     $ 6.95
                                   ======================   ========================  =======================
Eligible for exercise-end of year   1,789,865     $ 7.69      1,427,041      $ 6.93       899,170     $ 3.00
                                   ======================   ========================  =======================

The following table summarizes information about stock options outstanding at December 31, 1999:

                                            Options Outstanding                    Options Exercisable
                                 ------------------------------------------ ----------------------------------
                                                     Weighted
                                                     Average      Weighted                          Weighted
                                                    Remaining      Average                          Average
                                     Total             Life       Exercise           Total          Exercise
     Range of Option Prices       Outstanding        in years       Price         Exercisable        Price
---------------------------------------------------------------------------   --------------------------------
       $  0.01 to $  3.55             1,003,097          1.10       $ 3.19        1,003,097         $ 3.19
       $  3.56 to $ 14.00             1,756,154          5.56       $12.77          690,013         $12.58
       $ 14.01 to $ 34.13             1,124,108          8.63       $18.91           96,755         $19.50
                                 ---------------                              --------------
                                      3,883,359                                   1,789,865
                                 ===============                              ==============

     The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $7.99, $7.38 and $5.45 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                       1999             1998             1997
                                       ----             ----             ----
Expected dividend yield                    0%               0%               0%
Expected stock price volatility           85%              97%              80%
Risk-free interest rate                  6.3%             4.6%             5.7%
Expected option term                  4 years          4 years          4 years

If compensation cost for the Company's grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS 123, the Company's pro forma net loss, and pro forma basic and diluted net loss per share for the years ending December 31, would be as follows:

                                           1999          1998          1997
                                        ----------    ----------   ----------
Net loss (amounts in thousands)
     As reported                        $(112,736)     $(63,648)   $ (36,239)
     Pro forma                          $(119,241)     $(67,621)   $ (37,111)

Basic and diluted net loss per share
     As reported                           $(3.72)       $(2.61)     $ (1.99)
     Pro forma                             $(3.93)       $(2.77)     $ (2.03)


13.  EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) employee benefit plan (the "401(k) Plan") that covers substantially all United States based employees. Employees may contribute amounts to the 401(k) Plan not to exceed statutory limitations. The 401(k) plan provides an employer matching contribution of 50% of the first 6% of employee annual salary contributions. The employer match is made in common stock of the Company and is subject to 3-year cliff vesting. The Company contributed Primus common stock valued at approximately $328,000, $119,000, and $45,000 during 1999, 1998, and 1997, respectively.

Effective January 1, 1998, the Company adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to contribute up to 15% of their compensation to be used toward purchasing the Company's common stock at 85% of the fair market value. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the ESPP.

14.  RELATED PARTIES

In June 1998, a subsidiary of the Company entered into a $2.1 million agreement for the design, manufacture, installation and the provision of training with respect to a satellite earth station in London. A Director of the Company is the Chairman and a stockholder of the company providing such services. During 1998, $1.2 million was paid for the above services. Pursuant to this agreement, in June 1999 the Company also contracted with this company to provide two satellite earth stations in Australia and to provide, operate and maintain a satellite link between the Company's router in Los Angeles, California and the two earth stations. An approximately $200,000 one-time charge is to be paid by the Company in addition to a monthly charge of $144,000.

15.  OPERATING SEGMENT AND RELATED INFORMATION

The Company has three reportable operating segments based on management's organization of the enterprise into geographic areas - North America, Asia-Pacific and Europe. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and operating income/(loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by reportable segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Operations and assets of the North America segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes.

Summary information with respect to the Company's segments is as follows (in thousands):

                                                           Year Ended December 31,
                                            -------------------------------------------------------
                                                   1999               1998                1997
                                            ---------------    ---------------     ----------------
Net Revenue
North America                                   $  406,083         $  188,008           $   74,359
Asia-Pacific                                       231,179            172,757              183,126
Europe                                             195,477             60,863               22,712
                                            --------------     --------------     ----------------
     Total                                       $ 832,739         $  421,628           $  280,197
                                            ==============     ==============     ================
Operating Income/(Loss)
North America                                    $ (32,656)         $ (29,028)           $ (17,036)
Asia-Pacific                                        (6,964)            (5,336)              (9,463)
Europe                                              (6,778)              (741)              (3,390)
                                            --------------     --------------     ----------------
      Total                                      $ (46,398)         $ (35,105)           $ (29,889)
                                            ==============     ==============     ================
Capital Expenditures
North America                                   $   34,171         $   33,431           $   12,441
Asia-Pacific                                        17,872             24,589               16,506
Europe                                              58,539             17,963               10,518
                                            --------------     --------------     ----------------
     Total                                      $  110,582         $   75,983           $   39,465
                                            ==============     ==============     ================

                                                                 December 31,
                                            -------------------------------------------------------
                                                 1999               1998                1997
                                            ---------------    ---------------     ----------------
Assets
North America                                   $1,069,716         $  507,356           $  249,109
Asia-Pacific                                       182,748            109,290               83,476
Europe                                             198,909             57,317               22,808
                                            --------------     --------------     ----------------
     Total                                      $1,451,373         $  673,963           $  355,393
                                            ==============     ==============     ================

The above capital expenditures exclude assets acquired in business combinations and under terms of capital leases.

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 1999 and 1998:

                      ------------------------------------------------------------------------------------
                                                     For the quarter ended
                      ------------------------------------------------------------------------------------
                            March 31, 1999      June 30, 1999      September 30, 1999     December 31, 1999
                      -----------------   -----------------  ---------------------  ----------------------
                                                        (in thousands)
Net Revenue                  $  131,228        $   185,626             $  250,320               $ 265,565
Gross Margin                 $  26,632         $    42,766             $   65,558               $  73,184
Net Loss                     $ (25,155)        $  ( 26,068)            $  (28,274)              $ (33,239)

                      ------------------------------------------------------------------------------------
                                                     For the quarter ended
                      ------------------------------------------------------------------------------------
                        March 31, 1998      June 30, 1998      September 30, 1998     December 31, 1998
                      -----------------   -----------------  ---------------------  ----------------------
                                                        (in thousands)
Net Revenue                  $  80,051         $    99,475             $  116,047               $ 126,055
Gross Margin                 $  11,329         $    15,349             $   19,490               $  22,444
Net Loss                     $ (12,317)        $   (14,793)            $  (19,035)              $ (17,503)

17.  SUBSEQUENT EVENTS

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% Convertible Subordinated Debentures due 2007 ("February 2000 Debentures") with semi-annual interest payments. On March 13, 2000, the Company announced that the initial purchasers of the February 2000 Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures are convertible into the Company's common stock at a price of $49.7913 per share.

In February 2000, the Company acquired 51% of each of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), a reseller of voice traffic and seller of telecommunications equipment and accessories for $0.4 million, comprised of $0.3 million in cash and 2,092 shares of the Company's common stock.

In February 2000, the Company acquired over 96% of the common stock of LCR Telecom Group, Plc ("LCR Telecom"), in exchange for 2,100,920 shares of the Company's common stock valued at $85.9 million. The purchase price is subject to adjustment and may be increased to a total of 2,463,000 shares. LCR Telecom operates principally in European markets and is an international telecommunications company providing least cost routing, international callback and other value added services, primarily to small- and medium-sized enterprises.

In January 2000, the Company acquired Infinity Online Systems ("Infinity"), an ISP based in Ontario, Canada, for $2.2 million, comprised of $1.1 million in cash and 29,919 shares of the Company's common stock.

In January 2000, in connection with a strategic business arrangement, the Company made a $15 million strategic investment in Pilot Network Services, Inc. ("Pilot") pursuant to which the Company purchased 919,540 shares, or 6.3%, of Pilot's common stock at a price of $16.3125 per share. The Company also received a warrant to purchase an additional 200,000 shares at $25.00 per share. K. Paul Singh, the Company's Chairman and Chief Executive Officer, has been elected to Pilot's Board of Directors. Pilot has agreed to configure the Company's network operations centers, hosting centers and data centers around the world with Pilot's proprietary Heuristic Defense Infrastructure(TM) (HDI) and to provide real time security on the Company's global network. In addition, Pilot will utilize the Company's network to provide secure access Web hosting, Application Service Provider (ASP) hosting and e-business services to its corporate clients.

                                 SCHEDULE II
                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company's allowance accounts for the years ended December 31, 1999, 1998 and 1997 was as follows (in thousands):

                                            Doubtful Accounts
-----------------------------------------------------------------------------------------------------------
                Balance at              Charged to                                       Balance at
  Year       Beginning of Year      Costs and Expenses   Deductions     Other(1)        End of Year
 ------     -------------------     ------------------   ----------     -------        -------------
  1997            $ 2,585                $ 6,185         $ (4,309)      $   583           $ 5,044
  1998            $ 5,044                $ 9,431         $(12,772)      $13,273           $14,976
  1999            $14,976                $27,908         $(19,843)      $13,412           $36,453

                                       Deferred Tax Asset Valuation
-----------------------------------------------------------------------------------------------------------
                Balance at              Charged to                                       Balance at
  Year       Beginning of Year      Costs and Expenses   Deductions     Other(1)        End of Year
 ------     -------------------     ------------------   ----------     -------        -------------
  1997            $ 2,728                $ 14,034        $    -         $   -             $ 16,762
  1998            $16,762                $ 21,506        $    -         $   -             $ 38,268
  1999            $38,268                $ 52,255        $    -         $   -             $ 90,523


(1) Other additions represent the allowances for doubtful accounts, which were recorded in connection with business acquisitions.