Form 10-Q
period 2000-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2000-05-15
CIK 1006837

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 2000


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



                                 (703) 902-2800
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                   Outstanding as of
           Class                                    April 30, 2000
           -----                                    ---------------
Common Stock $.01 par value                           40,044,287

================================================================================

                  PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                               INDEX TO FORM 10-Q



                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Operations.......................1

                  Consolidated Balance Sheets.................................2

                  Consolidated Statements of Cash Flows.......................3

                  Consolidated Statements of Comprehensive Loss...............4

                  Notes to Consolidated Financial Statements..................5

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS......................9

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK.......................................16

Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS..........................................17

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................17

         Item 3.  DEFAULTS UPON SENIOR SECURITIES............................17

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........17

         Item 5.  OTHER INFORMATION..........................................17

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................17

SIGNATURE....................................................................19

EXHIBIT INDEX................................................................20

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                ----------------------------
                                                    2000            1999
                                                -----------     ------------
NET REVENUE                                     $   287,953     $    131,228
COST OF REVENUE                                     207,435          104,596
                                                -----------     ------------
GROSS MARGIN                                         80,518           26,632
                                                -----------     ------------
OPERATING EXPENSES
   Selling, general and administrative               79,267           29,296
   Depreciation and amortization                     22,170            8,976
                                                -----------     ------------
       Total operating expenses                     101,437           38,272
                                                -----------     ------------
LOSS FROM OPERATIONS                                (20,919)         (11,640)

INTEREST EXPENSE                                    (29,942)         (16,770)
INTEREST AND OTHER INCOME                             7,609            3,255
                                                -----------     ------------
LOSS BEFORE INCOME TAXES                            (43,252)         (25,155)
INCOME TAXES                                              -                -
                                                -----------     ------------

NET LOSS                                        $   (43,252)    $    (25,155)
                                                ===========     ============
BASIC AND DILUTED NET
   LOSS PER COMMON SHARE                        $     (1.14)    $      (0.89)
                                                ===========     ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                         37,824           28,317
                                                ===========     ============
Other Data:
EBITDA                                          $     1,251     $     (2,664)
                                                ===========     ============

                See notes to consolidated financial statements.

                  PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                               March 31,       December 31,
                                                                                 2000              1999
                                                                              (unaudited)
                                                                              ----------        ----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $  683,148        $  471,542
     Restricted investments                                                       12,964            25,932
     Marketable securities                                                        30,407                 -
     Accounts receivable (net of allowance for
        doubtful accounts of $37,621 and $36,453)                                189,332           165,384
     Prepaid expenses and other current assets                                    71,577            56,994
                                                                              ----------        ----------
        Total current assets                                                     987,428           719,852

PROPERTY AND EQUIPMENT - Net                                                     325,316           285,390
INTANGIBLES - Net                                                                535,992           402,030
OTHER ASSETS                                                                      58,677            44,101
                                                                              ----------        ----------
     TOTAL ASSETS                                                             $1,907,413        $1,451,373
                                                                             ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                         $  209,224        $  169,527
     Accrued expenses and other current liabilities                              139,438           123,453
     Accrued interest                                                             32,781            32,420
     Current portion of long-term obligations                                     17,271            16,438
                                                                              ----------        ----------
        Total current liabilities                                                398,714           341,838
LONG-TERM OBLIGATIONS                                                          1,247,458           913,506
OTHER LIABILITIES                                                                  9,257             4,543
                                                                              ----------        ----------
        Total liabilities                                                      1,655,429         1,259,887
                                                                             ===========       ===========
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized 2,455,000 shares;
        none issued and outstanding                                                    -                 -
     Common stock, $.01 par value - authorized 80,000,000 shares;
        issued and outstanding, 40,022,149, and 37,101,464 shares                    400               371
     Additional paid-in capital                                                  515,757           417,060
     Accumulated deficit                                                        (267,641)         (224,389)
     Accumulated other comprehensive income/(loss)                                 3,468            (1,556)
                                                                              ----------        ----------
        Total stockholders' equity                                               251,984           191,486
                                                                              ----------        ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,907,413       $ 1,451,373
                                                                             ===========       ===========

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                      -------------------------------
                                                                                          2000               1999
                                                                                      ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $    (43,252)     $     (25,155)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation, amortization and accretion                                            22,261              9,067
        Sales allowance                                                                      4,381              2,833
        Stock issuance - 401(k) Plan                                                            75                 62
        Minority interest share of loss                                                       (248)                 -
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                                    (23,099)           (12,342)
             (Increase) decrease in prepaid expenses and
                other current assets                                                       (12,387)            (7,118)
             (Increase) decrease in other assets                                            (4,620)            (2,272)
             Increase (decrease) in accounts payable                                        23,848              5,512
             Increase (decrease) in accrued expenses,
                other current liabilities and other
                liabilities                                                                 (3,073)            (2,179)
             Increase (decrease) in accrued interest payable                                   363              1,419
                                                                                      ------------      -------------
                  Net cash used in operating activities                                    (35,751)           (30,173)
                                                                                      ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                     (42,237)           (16,391)
    Sale (purchase) of restricted investments                                               12,967             12,612
    Purchase of marketable securities                                                      (15,000)                 -
    Cash used for business acquisitions, net of cash acquired                              (25,990)            (7,825)
                                                                                      ------------      -------------
                  Net cash used in investing activities                                    (70,260)           (11,604)
                                                                                      ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital leases and other                                          (1,187)           (18,961)
          long-term obligations
    Proceeds from sale of common stock and exercise of
        stock options                                                                        1,595                203
    Proceeds from issuance of long-term obligations                                        324,735            200,000
    Deferred financing costs                                                               (10,000)            (7,500)
                                                                                      ------------      -------------
                  Net cash provided by financing activities                                315,143            173,742
                                                                                      ------------      -------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                                                     2,474                369
                                                                                      ------------      -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    211,606            132,334
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               471,542            136,196
                                                                                      ------------      -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                $    683,148      $     268,530
                                                                                      ============      =============

                See notes to consolidated financial statements.

                 PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (in thousands)
                                  (unaudited)


                                                    Three Months Ended
                                                         March 31,
                                              -----------------------------
                                                  2000             1999
                                              -----------      ------------
NET LOSS                                      $   (43,252)     $    (25,155)

OTHER COMPREHENSIVE INCOME/(LOSS) -
  Foreign currency translation adjustment         (10,378)            1,284
  Unrealized gain on marketable securities         15,402                 -
                                              -----------      ------------
COMPREHENSIVE LOSS                            $   (38,228)     $    (23,871)
                                              ===========      ============

                See notes to consolidated financial statements.

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS


                  PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements of Primus Telecommunications Group, Incorporated (the "Company" or "Primus") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------
     Principles of Consolidation --The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. All material intercompany profits, transactions, and balances have been eliminated in consolidation. There are minority shareholders representing outside ownership of 49% of the common stock of Matrix Internet, S.A. ("Matrix"), 49% of Cards & Parts Telecom GmbH ("Cards & Parts"), 49% of CS Communications Systems GmbH and CS Network GmbH ("Citrus") and 62% of Bekkoame Internet, Inc. ("Bekko"), all of which the Company has a controlling interest. All other investments in affiliates are carried at cost.

     Marketable Securities --Marketable securities are classified as available-for-sale and are recorded at current market value. Net unrealized gains and losses on marketable securities are excluded from earnings and are reported as other comprehensive income/(loss) until realized.

(3)  Acquisitions
     ------------
     In March 2000, the Company acquired 38% and control of Bekkoame Internet, Inc. ("Bekko"), a Japanese facilities-based Internet Service Provider ("ISP") for $10.9 million in cash.

     In March 2000, the Company acquired Eco Software, Inc. ("Shore.Net"), a U.S. based, business-focused ISP for $44.5 million, comprised of $23.5 million in cash and 477,886 shares of the Company's common stock.

     In February 2000, the Company acquired 51% of each of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), a reseller of voice traffic and seller of telecommunications equipment and accessories for $1.0 million, comprised of $0.9 million in cash and 2,092 shares of the Company's common stock.

     In February 2000, the Company acquired over 96% of the common stock of LCR Telecom Group, Plc ("LCR Telecom"), and subsequently the Company acquired the remaining shares for a total of 100%, in exchange for 2,216,632 shares of the Company's common stock valued at $73.4 million. The purchase price is subject to adjustment and may be increased to a total of 2,277,092 shares. LCR Telecom operates principally in European markets and is an international telecommunications company providing least cost routing, international callback and other value added services, primarily to small- and medium-sized enterprises.

     In January 2000, the Company acquired Infinity Online Systems ("Infinity"), an ISP based in Ontario, Canada, for $2.3 million, comprised of $1.2 million in cash and 29,919 shares of the Company's common stock.

     The Company has accounted for all of these acquisitions using the purchase method of accounting and accordingly, the net assets and results of operations of the acquired companies have been included in the Company's financial statements since the acquisition dates. The purchase price, including direct costs, of the Company's acquisitions was allocated to assets acquired, including intangible assets and liabilities assumed, based on their respective fair values at the acquisition dates. The valuation of the Company's acquired assets and liabilities for the 2000 acquisitions are preliminary, and as a result, the allocation of the acquisition costs among tangible and intangible assets may change.

(4)  Marketable Securities
     ---------------------
     In connection with a strategic business arrangement with Pilot Network Services ("Pilot"), in January 2000, the Company made a $15.0 million strategic investment in Pilot pursuant to which the Company purchased 919,540 shares, or 6.3%, of Pilot's common stock at a price of $16.3125 per share, and received a warrant to purchase an additional 200,000 shares at $25.00 per share. At March 31, 2000, the unrealized gain on this investment was $15.4 million.

(5)  Goodwill and Other Intangible Assets
     ------------------------------------

     Goodwill and other intangible assets consist of the following (in thousands):

                                                                           March 31,       December 31,
                                                                             2000             1999
                                                                         (unaudited)
                                                                       ---------------  ----------------
              Goodwill                                                     $ 469,402         $ 340,272
              Customer lists                                                 108,206            95,192
              Other                                                            2,988             1,914
                                                                       ---------------  ----------------
                       Subtotal                                              580,596           437,378
              Less: Accumulated amortization                                 (44,604)          (35,348)
                                                                       ---------------  --------------
                       Total goodwill and other intangible assets, net     $ 535,992         $ 402,030
                                                                       ===============  ================

     Amortization expense for Goodwill and Other Intangible Assets for the three months ended March 31, 2000 was $9.2 million.

(6)  Long-Term Obligations
     ---------------------
     Long-term obligations consist of the following (in thousands):



                                                                        March 31,            December 31,
                                                                          2000                   1999
                                                                       (unaudited)
                                                                     ----------------      -----------------
      Obligations under capital leases                                   $    20,754           $     21,072
      Senior notes                                                         1,168,898                868,807
      Equipment financing                                                     37,049                 29,406
      Other long-term obligations                                             38,028                 10,659
                                                                     ----------------      -----------------

             Subtotal                                                      1,264,729                929,944
      Less: Current portion of long-term obligations                        (17,271)               (16,438)
                                                                     ----------------      -----------------
             Total                                                       $ 1,247,458             $  913,506
                                                                     ================      =================

      In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007 ("February 2000 Debentures") with semi-
     annual interest payments. On March 13, 2000, the Company announced that the initial purchasers of the February 2000 Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures are convertible into approximately 6,025,170 shares of the Company's common stock based on a conversion price of $49.7913 per share.

     During the year ended December 31, 1999, NTFC Capital Corporation and Ericsson Financing Plc provided to the Company $30.0 million and $34.3 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased. At March 31, 2000, the entire $30.0 million was utilized through NTFC Capital Corporation and $2.3 million was utilized through Ericsson Financing Plc. Borrowings under these credit facilities accrue interest at rates ranging from 10.93% to LIBOR plus 5.8% and are payable over a 5-year term. At December 31, 1999, approximately $24.4 million was utilized through NTFC Capital Corporation.

     In March 2000, the Company entered into a strategic business alliance agreement with Hewlett-Packard Company pursuant to which Hewlett-Packard will provide products and services to enable the Company to develop data centers in Europe, Australia, Japan and Brazil. Hewlett-Packard also agreed to purchase up to $50 million in convertible debt. Such debt will bear interest at a rate of 9.25% per annum and is convertible into the Company's common stock at a price of $60 per share. The Company has the right under certain circumstances to require Hewlett-Packard to convert the debt to equity. As of March 2000, Hewlett-Packard invested $25 million and these debentures are included in other long-term obligations. Until converted, the debt will be secured by equipment purchased from Hewlett-Packard with the proceeds of the investment.

(7)  Operating Segment and Related Information
     -----------------------------------------
     The Company has three reportable operating segments based on management's organization of the enterprise into geographic areas - North America, Asia-Pacific and Europe. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income/(loss) from operations. Operations and assets of the North America segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes. Summary information with respect to the Company's segments is as follows (in thousands):


                                                                        Three Months Ended March 31,
                                                                                 (unaudited)
                                                                ----------------------------------------------
                                                                        2000                     1999
                                                                ---------------------    ---------------------
     Net Revenue
     North America                                                       $  127,624               $   62,186
     Asia-Pacific                                                            74,884                   44,410
     Europe                                                                  85,445                   24,632
                                                                ---------------------    ---------------------
          Total                                                          $  287,953               $  131,228
                                                                =====================    =====================

     Income/(Loss) from Operations
     North America                                                       $  (12,423)              $   (8,289)
     Asia-Pacific                                                            (4,194)                  (2,860)
     Europe                                                                  (4,302)                    (491)
                                                                ---------------------    ---------------------
          Total                                                          $  (20,919)              $  (11,640)
                                                                =====================    =====================


                                                                     March 31,               December 31,
                                                                    (unaudited)
                                                                -----------------------------------------------
                                                                        2000                     1999
                                                                ---------------------    ---------------------
     Assets
     North America                                                     $  1,368,731               $1,069,716
     Asia-Pacific                                                           192,681                  182,748
     Europe                                                                 346,001                  198,909
                                                                ---------------------    ---------------------
          Total                                                        $  1,907,413               $1,451,373
                                                                =====================    =====================

(8)   Commitments and Contingencies
      -----------------------------
      In December 1999, the Company agreed to purchase approximately $23.2 million of fiber capacity from Qwest Communications which will provide the Company with an ATM+IP based nationwide broadband backbone of nearly 11,000 route miles of fiber optic cable in the U.S. as well as private Internet peering at select sites in the U.S. and overseas. In March 2000, the Company agreed to purchase an additional $22.2 million of fiber capacity and other services.

      On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A., based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998 and TresCom is currently the Company's subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000 and discovery has commenced. Because it is only in the early stages of discovery, the Company's ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time. The Company intends to defend the case vigorously.

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

(9)   Subsequent Events
      ------------------
      None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Primus is a facilities-based global total service provider offering bundled international and domestic Internet data and voice services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia and Japan. The Company seeks to capitalize on the increasing demand for high-quality international communications services, which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of global data and Internet traffic. Primus provides services over its network, which consists of (i) 19 carrier-grade switches, including 15 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom and four domestic switches in Australia; (ii) more than 150 points of presence ("POPs") and Internet access nodes in additional markets within our principal service regions; (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems; and (iv) an international satellite earth station located in London, together with the capacity the Company leased on an Intelsat satellite. Utilizing this network, along with resale arrangements and foreign carrier agreements, the Company provides quality service to approximately 2.1 million customers.

Net revenue is earned based on the number of minutes billable and is recorded upon completion of a call, adjusted for sales allowance. The Company generally prices its services at a savings compared to the major carriers operating in its principal service regions. The Company's net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic in Australia, Canada, and Germany, and in Australia, also from the provision of both local and cellular services. The Company expects to market its services to customers with significant international long distance usage, including small- and medium-sized businesses, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

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

Other Operating Data

The following information for the three months ended March 31, 2000 and 1999 (in thousands) is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.



                             ------------------------------------------------------------------------------
                                                   Three Months Ended March 31, 2000
                                                             (unaudited)
                             ------------------------------------------------------------------------------
                                  Net                          Minutes of Long Distance Use
                                                -----------------------------------------------------------
                                Revenue          International            Domestic             Total
                             ---------------    -----------------     -----------------   -----------------
       North America              $ 127,624              418,368               561,954             980,322
       Asia-Pacific                  74,884               44,166               159,416             203,582
       Europe                        85,445              257,507               214,317             471,824
                             ---------------    -----------------     -----------------   -----------------

       Total                      $ 287,953              720,041               935,687           1,655,728
                             ===============    =================     =================   =================


                             ------------------------------------------------------------------------------
                                                      Three Months Ended March 31,
                                                          1999 (unaudited)
                             ------------------------------------------------------------------------------
                                  Net                          Minutes of Long Distance Use
                                                -----------------------------------------------------------
                                Revenue          International            Domestic             Total
                             ---------------    -----------------     -----------------   -----------------
       North America               $ 62,186              205,194                67,958             273,152
       Asia-Pacific                  44,410               35,113                85,054             120,167
       Europe                        24,632               97,133                21,516             118,649
                             ---------------    -----------------     -----------------   -----------------

       Total                      $ 131,228              337,440               174,528             511,968
                             ===============    =================     =================   =================

Results of operations for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

Net revenue increased $156.8 million or 119% to $288.0 million for the three months ended March 31, 2000, from $131.2 million for the three months ended March 31, 1999.

      North America: Of the net revenue increase, $65.4 million was associated with North American operations, representing a growth rate of 105%. The growth reflects increased traffic volumes in business and ethnic residential retail operations and in carrier operations, and includes the operations of the Company's 1999 and 2000 acquisitions including Telegroup (since the June 1999 effective date of the acquisition), AT&T Canada (since the May 1999 customer base acquisition), the LTN and Wintel Companies (since the March 1999 acquisition), TelSN (since the June 1999 acquisition) and Matrix Internet S.A. (since the November 1999 acquisition). The total of these acquisitions contributed $53.0 million or 81% of the total North American increase.

      Asia-Pacific: The Company's Asia-Pacific net revenue increased $30.5 million or 69% from $44.4 million for the three months ended March 31, 1999 to $74.9 million for the three months ended March 31, 2000. Part of the net revenue increase in the Asia-Pacific region was from the provision of local access in Australia, which resulted from unbundling of the local loop for residential customers, as well as the continued growth in the Company's voice and data and Internet sales.

      Europe: European net revenue increased $60.9 million, growing 247% from $24.6 million for the three months ended March 31, 1999 to $85.5 million for the three months ended March 31, 2000. The European net revenue increase is primarily attributed to the addition of Telegroup, LCR Telecom and Cards & Parts (the September 1999 German acquisition). The total of these acquisitions contributed $32.3 million or 53.0% of the European increase. The additional net revenue growth resulted from increased retail business and residential traffic in Germany and the United Kingdom. Carrier Services also increased in the United Kingdom, Germany and France from the same period in 1999.

Cost of revenue increased $102.8 million, from $104.6 million for the three months ended March 31, 1999 to $207.4 million, for the three months ended March 31, 2000. As a percentage of net revenue, the cost of revenue decreased by 770 basis points from 79.7% to 72.0% primarily due to the continuing expansion of the Company's global network, a greater mix of retail versus carrier traffic, the continuing migration of existing and newly generated customer traffic onto the Company's network and new higher margin product offerings such as data and Internet services. The increase in the cost of revenue is attributable to the increase in traffic volumes and associated net revenue growth, and the addition of expense from acquired operations including Telegroup, AT&T Canada, the LTN and Wintel Companies and LCR Telecom.

Selling, general and administrative expenses increased $50.0 million to $79.3 million, or 27.5% of net revenue, for the three months ended March 31, 2000 from $29.3 million, or 22.3% of net revenue, for the three months ended March 31, 1999. The increase is attributable to the impact of increased advertising, marketing and sales expenses focused on retail revenue growth as well as the impact of the Company's retail acquisitions of Telegroup, AT&T Canada, the LTN and Wintel Companies, and LCR Telecom.

Depreciation and amortization expense increased by $13.2 million to $22.2 million for the three months ended March 31, 2000 from $9.0 million for the three months ended March 31, 1999. The increase is associated with increased amortization expense related to intangible assets arising from the Company's acquisitions and with increased depreciation expense related to capital expenditures for fiber optic cable, switching and other network equipment being placed into service.

Interest expense increased from $16.8 million for the three months ended March 31, 1999 to $29.9 million for the three months ended March 31, 2000. The increase is primarily attributable to the $300 million 5 3/4% Convertible Subordinated Debentures due 2007 ("February 2000 Debentures"), the $250 million 12 3/4% Senior Notes due 2009 ("October 1999 Senior Notes"), the $45.5 million 11 1/4% senior notes due 2009 ("Telegroup Notes"), and additional capital lease and equipment financing.

Interest income increased to $7.6 million for the three months ended March 31, 2000 from $3.3 million for the three months ended March 31, 1999. The increase is a result of the net proceeds from the Company's debt and secondary equity offerings.

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

Net cash used in operating activities was $35.8 million for the three months ended March 31, 2000 as compared to net cash used in operating activities of $30.2 million for the three months ended March 31, 1999. The increase in operating cash used was comprised of an increase in the net loss and an increase in accounts receivable due to higher revenue in 2000, partially offset by an increase in accounts payable.

Net cash used in investing activities was $70.3 million for the three months ended March 31, 2000 compared to net cash used in investing activities of $11.6 million for the three months ended March 31, 1999. Net cash used in investing activities during the three months ended March 31, 2000 includes $42.2 million of capital expenditures primarily for the expansion of the Company's global network as compared to $16.4 million during the three months ended March 31, 1999. Additionally, $26.0 million of cash was used during the three months ended March 31, 2000 to acquire Shore.Net, Infinity, Citrus and Bekko. Cash was also used to purchase $15.0 million of marketable securities of Pilot Network Services.

Net cash provided by financing activities was $315.1 million for the three months ended March 31, 2000 as compared to net cash provided by financing activities of $173.7 million for the three months ended March 31, 1999. Cash provided by financing activities in the three months ended March 31, 2000 resulted primarily from $290.0 million of net proceeds from the sale of the February 2000 Debentures, as well as the $25.0 million Hewlett-Packard investment, partially offset $1.2 million of payments on capital leases.

The Company believes that the net proceeds from the 2000 Convertible Debt, together with its existing cash and available capital lease and equipment financing (subject to the limitations in the Indentures related to the Company's senior notes) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, possible acquisitions and other cash needs for its operations, including iPRIMUS.com, until at least June 30, 2001. The semi-annual interest payments due under the 1997 Senior Notes through August 1, 2000 have been pre-funded and will be paid from restricted investments. The Company is continually evaluating the expansion of its service offerings and plans to make further investments in and enhancements to its switches and distribution channels in order to expand its service offerings. In order to fund these additional cash requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources. Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of Primus's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may be required to seek additional capital sooner than expected. Except as described herein, Primus presently has no binding commitment or binding agreement with respect to any material acquisition, joint venture or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock.

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

competition in the market for Internet services;

Primus's limited operating history as an ISP;

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

adverse regulatory developments;

the potential liability for information disseminated over Primus's network; and

the Company's need to manage the growth of its Internet business, including the need to enter into agreements with other providers of infrastructure capacity and equipment and to acquire other ISPs and Internet-related businesses on acceptable terms.

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

Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, Primus had cumulative negative cash flow from operating activities and cumulative negative EBITDA. In addition, Primus incurred net losses since inception and has an accumulated deficit of approximately $267.6 million as of March 31, 2000. The Company expects to continue to incur additional operating losses and negative cash flow as it expands its operations and continues to build-out and upgrade its network. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain profitability or positive cash flow from operations in any future period.

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

Interest rates - The Company's financial instruments that are sensitive to changes in interest rates are its (i) 1997 $225 million 11 3/4% senior notes due August 2004, (ii) 1998 $150 million 9 7/8% senior notes due May 2008, (iii) January 1999 $245.5 million 11 1/4% senior notes due January 2009, (iv) October 1999 $250 million 12 3/4% senior notes due October 2009, and (v) February 2000 $300 million 5 3/4% convertible subordinated debentures due 2007. As of March 31, 2000, the aggregate fair value of the 1997, 1998, 1999 and 2000 senior notes approximates their face value.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          We are involved from time to time in litigation incidental to the conduct of our business. We believe the outcome of pending legal proceedings to which we are a party will not have a material, adverse effect on our business, financial condition, results of operation or cash flow.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a) In March 2000, the Company acquired Eco Software, Inc. ("Shore.Net"), a U.S. based, business-focused ISP for $44.5 million, comprised of $23.5 million in cash and 477,886 shares of our common stock. The Company issued the shares in reliance upon Section 4(2) of the Securities Act of 1933. Eco Software, Inc. was previously owned by less than 10 stockholders.

          (b) In February 2000, the Company acquired 51% of each of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), a reseller of voice traffic and seller of telecommunications equipment and accessories for $1.0 million, comprised of $0.9 million in cash and 2,092 shares of the Company's common stock. The Company issued the shares in reliance upon
                    Section 4(2) of the Securities Act of 1933. CS Communications Systems GmbH and CS Network GmbH were previously owned by less than 10 stockholders.

          (c) In February 2000, the Company acquired over 96% of the common stock of LCR Telecom Group, Plc ("LCR Telecom"), and subsequently the Company acquired the remaining shares for a total of 100%, in exchange for 2,216,632 shares of the Company's common stock valued at $73.4 million. The purchase price is subject to adjustment and may be increased to a total of 2,277,092 shares. The Company issued the shares in reliance upon Regulation D, promulgated under the Securities Act of 1933, and Regulation S, promulgated under the Securities Act of 1933.

          (d) In January 2000, the Company acquired Infinity Online Systems ("Infinity"), an ISP based in Ontario, Canada, for $2.3 million, comprised of $1.2 million in cash and 29,919 shares of the Company's common stock. The Company issued the shares in reliance upon Section 4(2) of the Securities Act of 1933. Infinity was previously owned by less than 10 stockholders.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable

ITEM 5.       OTHER INFORMATION

              Not applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits (see index on page 19)

              (b)   Reports on Form 8-K

                    Form 8-K dated February 10, 2000, was filed to announce the Company's results of operations for the quarter and year ended December 31, 1999.

                    Form 8-K dated February 11, 2000, was filed to announce the anticipated offering of $250 million in aggregate principal amount of convertible subordinated debentures due 2007 in a private placement.

                    Form 8-K dated March 10, 2000, was filed to announce that the initial purchasers of the February 2000 Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED



Date     May 15, 2000         By:  /s/ Neil L. Hazard
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

4.14 Indenture, dated October 15, 1999, between the Company and first Union National Bank; Incorporated by reference to the November S-4.

4.15 Specimen 12 3/4% Senior Note due 2009; Incorporated by reference to Exhibit A to Exhibit 4.14 hereto.

4.16 Indenture, dated February 24, 2000, between the Company and First Union National Bank; Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

10.19 Agreement for the Reciprocal Purchase of Capacity On the Systems of Each of the Company and Global Crossing Holdings Ltd. Effective as of May 24, 1999; Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.20       Indefeasible Right of Use Agreement between Primus
            Telecommunications, Inc. and Qwest Communications Corporation dated December 30, 1999. ***

10.21 Common Stock Purchase Agreement between the Company and Pilot Network Services, Inc. dated December 28, 1999; Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.22 Warrant to purchase up to 200,000 shares of common stock of Pilot Network Services, Inc. dated December 28, 1999; Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.23 Loan Agreement between Primus Telecommunications, Inc. and NTFC Capital Corporation dated November 22, 1999; Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.24 Resale Registration Rights Agreement among the Company, certain of its subsidiaries, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Morgan Stanley & Co. Incorporated dated February 24, 2000; Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.25 Multi-Currency Credit Facility Agreement between Primus Telecommunication Limited and Ericsson I.F.S; Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

21.1 Subsidiaries of the Registrant; Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

27.1 Financial Data Schedule for the Company for the three months ended March 31, 2000. *

*           Filed herewith
**          Compensatory benefit plan
***         Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.