Form 10-Q
period 2000-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2000-08-14
CIK 1006837

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                   OUTSTANDING AS OF
                      CLASS                          JULY 31, 2000
                      -----                          -------------

           COMMON STOCK $.01 PAR VALUE                40,250,904

--------------------------------------------------------------------------------

                  PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

                               INDEX TO FORM 10-Q

                                                                                   PAGE NO.
                                                                                   --------
Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Operations................................1

                  Consolidated Balance Sheets..........................................2

                  Consolidated Statements of Cash Flows................................3

                  Consolidated Statements of Comprehensive Loss........................4

                  Notes to Consolidated Financial Statements...........................5

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS..............................10

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK................................................18

Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS...................................................19

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................19

         Item 3.  DEFAULTS UPON SENIOR SECURITIES.....................................19

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................19

         Item 5.  OTHER INFORMATION...................................................20

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................20

SIGNATURE.............................................................................21

EXHIBIT INDEX.........................................................................22

                  PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    JUNE 30,                         JUNE 30,
                                            -------------------------       -------------------------
                                               2000            1999            2000           1999
                                            ---------       ---------       ---------       ---------
NET REVENUE                                 $ 300,136       $ 185,626       $ 588,089       $ 316,854
COST OF REVENUE                               215,250         142,860         422,685         247,456
                                            ---------       ---------       ---------       ---------
GROSS MARGIN                                   84,886          42,766         165,404          69,398
                                            ---------       ---------       ---------       ---------
OPERATING EXPENSES
   Selling, general and administrative         83,364          41,553         162,631          70,849
   Depreciation and amortization               27,075          12,514          49,245          21,490
                                            ---------       ---------       ---------       ---------
       Total operating expenses               110,439          54,067         211,876          92,339
                                            ---------       ---------       ---------       ---------
LOSS FROM OPERATIONS                          (25,553)        (11,301)        (46,472)        (22,941)

INTEREST EXPENSE                              (33,343)        (17,523)        (63,285)        (34,293)
INTEREST AND OTHER INCOME                       8,102           2,756          15,711           6,011
                                            ---------       ---------       ---------       ---------
LOSS BEFORE INCOME TAXES                      (50,794)        (26,068)        (94,046)        (51,223)
INCOME TAXES                                       --              --              --              --
                                            ---------       ---------       ---------       ---------
NET LOSS                                    $ (50,794)      $ (26,068)      $ (94,046)      $ (51,223)
                                            =========       =========       =========       =========
BASIC AND DILUTED NET
   LOSS PER COMMON SHARE                    $   (1.27)      $   (0.92)      $   (2.41)      $   (1.80)
                                            =========       =========       =========       =========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   40,103          28,486          38,964          28,402
                                            =========       =========       =========       =========
Other Data:
EBITDA                                      $   1,522       $   1,213       $   2,773       $  (1,451)
                                            =========       =========       =========       =========


                See notes to consolidated financial statements.

                  PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                          JUNE 30,         DECEMBER 31,
                                                                            2000              1999
                                                                         (UNAUDITED)
                                                                         -----------       -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $   541,623       $   471,542
     Restricted investments                                                   13,155            25,932
     Marketable securities                                                    13,678                --
     Accounts receivable (net of allowance for
        doubtful accounts of $38,315 and $36,453)                            201,297           165,384
     Prepaid expenses and other current assets                                76,565            56,994
                                                                         -----------       -----------
        Total current assets                                                 846,318           719,852

PROPERTY AND EQUIPMENT - Net                                                 369,402           285,390
INTANGIBLES - Net                                                            561,586           402,030
OTHER ASSETS                                                                  51,169            44,101
                                                                         -----------       -----------
     TOTAL ASSETS                                                        $ 1,828,475       $ 1,451,373
                                                                         ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                    $   196,699       $   169,527
     Accrued expenses and other current liabilities                          141,177           123,453
     Accrued interest                                                         39,402            32,420
     Current portion of long-term obligations                                 19,575            16,438
                                                                         -----------       -----------
        Total current liabilities                                            396,853           341,838
LONG-TERM OBLIGATIONS                                                      1,250,690           913,506
OTHER LIABILITIES                                                              9,045             4,543
                                                                         -----------       -----------
        Total liabilities                                                  1,656,588         1,259,887
                                                                         -----------       -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized 2,455,000 shares;
        none issued and outstanding                                               --                --
     Common stock, $.01 par value - authorized 150,000,000
        shares;  issued and outstanding,
        40,241,614 and 37,101,464 shares                                         402               371
     Additional paid-in capital                                              518,928           417,060
     Accumulated deficit                                                    (318,435)         (224,389)
     Accumulated other comprehensive income/(loss)                           (29,008)           (1,556)
                                                                         -----------       -----------
        Total stockholders' equity                                           171,887           191,486
                                                                         -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,828,475       $ 1,451,373
                                                                         ===========       ===========


                See notes to consolidated financial statements.

                  PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     -------------------------
                                                                                        2000            1999
                                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $ (94,046)      $ (51,223)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation, amortization and accretion                                        49,426          21,670
        Sales allowance                                                                  8,292           8,361
        Stock issuance - 401(k) Plan                                                        75             118
        Minority interest share of loss                                                    (69)             --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                                (38,260)        (23,709)
             (Increase) decrease in prepaid expenses and
                other current assets                                                   (19,050)        (24,241)
             (Increase) decrease in other assets                                        (3,029)         (3,476)
             Increase (decrease) in accounts payable                                    10,153          13,354
             Increase (decrease) in accrued expenses,
                other current liabilities and other liabilities                        (10,077)         38,193
             Increase (decrease) in accrued interest payable                             6,974           9,859
                                                                                     ---------       ---------
                  Net cash used in operating activities                                (89,611)        (11,094)
                                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                 (92,447)        (45,395)
    Sale (purchase) of restricted investments                                           12,778          12,062
    Purchase of marketable securities                                                  (15,005)             --
    Cash used for business acquisitions, net of cash acquired                          (51,426)        (92,594)
                                                                                     ---------       ---------
                  Net cash used in investing activities                               (146,100)       (125,927)
                                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital leases and other                                      (3,857)        (20,419)
          long-term obligations
    Proceeds from sale of common stock and exercise of
        stock options                                                                    2,467           1,396
    Proceeds from issuance of long-term obligations                                    324,735         192,500
    Deferred financing costs                                                           (10,000)             --
                                                                                     ---------       ---------
                  Net cash provided by financing activities                            313,345         173,477
                                                                                     ---------       ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                                                (7,553)         (3,973)
                                                                                     ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 70,081          32,483
CASH AND CASH EQUIVALENTS, BEGINNING OF
    YEAR                                                                               471,542         136,196
                                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                               $ 541,623       $ 168,679
                                                                                     =========       =========


                See notes to consolidated financial statements.

                  PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                   (unaudited)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                       -------------------------       -------------------------
                                                         2000            1999            2000             1999
                                                       ---------       ---------       ---------       ---------
NET LOSS                                               $ (50,794)      $ (26,068)      $ (94,046)      $ (51,223)

OTHER COMPREHENSIVE INCOME/(LOSS) -
  Foreign currency translation adjustment                (15,752)            591         (26,130)          1,875
  Unrealized Gain/(Loss) on marketable securities        (16,724)             --          (1,322)             --
                                                       ---------       ---------       ---------       ---------
COMPREHENSIVE LOSS                                     $ (83,270)      $ (25,477)      $(121,498)      $ (49,348)
                                                       =========       =========       =========       =========



                See notes to consolidated financial statements.

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                  PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Primus Telecommunications Group, Incorporated (the "Company" or "Primus") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation --The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. All material intercompany profits, transactions, and balances have been eliminated in consolidation. There are minority shareholders representing outside ownership of 49% of the common stock of Matrix Internet, S.A. ("Matrix"), 49% of Cards & Parts Telecom GmbH ("Cards & Parts"), 49% of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), 63% of Bekkoame Internet, Inc. ("Bekko"), 9.9% of A-Tel GmbH ("A-Tel"), and 40% of Direct Internet Pvt., Ltd. ("DIPL"), all of which the Company has a controlling interest. All other investments in affiliates are carried at cost.

     Marketable Securities --Marketable securities are classified as available-for-sale and are recorded at current market value. Net unrealized gains and losses on marketable securities are excluded from earnings and are reported as other comprehensive income/(loss) until realized.

     New Accounting Pronouncements --In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which clarifies the application of Opinion 25 for certain issues including: (1) the definition of an employee for purposes of applying APB Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect that the adoption of this interpretation will have a material impact on the Company's consolidated financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 101 must be adopted, and the Company intends to adopt such guidelines, by the fourth quarter of 2000.

(3)  ACQUISITIONS

     In June 2000, the Company acquired 100% of CTE Networks ("CTE"), a long-distance reseller for $3.4 million (subject to additional purchase price adjustments), with payments through June 30, 2000 amounting to $2.0 million in cash and 50,269 shares of the Company's common stock. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels. Such consideration will be paid in cash and shares of the Company's common stock and the maximum amount of additional consideration remaining at June 30, 2000 is approximately $20.3 million and will be payable, if earned through December 31, 2000. Any additional consideration paid will be recorded as goodwill when payment is made.

     In May 2000, the Company acquired 90.1% of A-Tel GmbH ("A-Tel"), a German reseller of voice traffic to small-and medium-sized enterprises ("SMEs"), for $1.4 million in cash.

     In May 2000, the Company acquired 100% of InterNeXt S.A. ("InterNeXt"), a value-added Internet Service Provider ("ISP") with national facilities in France, for $13.8 million (subject to purchase price adjustments), with payments though June 30, 2000 amounting to $10.7 million in cash and 33,446 shares of the Company's common stock. The maximum amount of remaining consideration payable at June 30, 2000 is approximately $2.1 million.

     In May 2000, the Company acquired 100% of Global Sales Pty., Ltd. ("Global Sales"), an agent serving the Company's retail operations in Australia, for $1.3 million in cash.

     In April 2000, the Company gained a controlling interest in Direct Internet Pvt., Ltd. ("DIPL"), an India-based company providing Internet services, with an investment of $2.6 million in cash.

     In March 2000, the Company acquired 37% and control of Bekkoame Internet, Inc. ("Bekko"), a Japanese facilities-based ISP for $10.9 million in cash.

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

     In February 2000, the Company acquired over 96% of the common stock of LCR Telecom Group, Plc ("LCR Telecom"), and subsequently the Company acquired the remaining shares for a total of 100%, in exchange for 2,216,632 shares of the Company's common stock valued at $73.4 million. Acquisition expenses increased the total purchase price to $76.2 million. The purchase price is subject to adjustment and may be increased to a total of 2,277,092 shares. LCR Telecom operates principally in European markets and is an international telecommunications company providing least cost routing, international callback and other value added services, primarily to small- and medium-sized enterprises.

     In January 2000, the Company acquired Infinity Online Systems ("Infinity"), an ISP based in Ontario, Canada, for $2.3 million, comprised of $1.2 million in cash and 29,919 shares of the Company's common stock.

     The Company has accounted for all of these acquisitions using the purchase method of accounting and accordingly, the net assets and results of operations of the acquired companies have been included in the Company's financial statements since the acquisition dates. The purchase price, including direct costs, of the Company's acquisitions was allocated to assets acquired, including intangible assets and liabilities assumed, based on their respective fair values at the acquisition dates. The purchase price allocation for the 2000 acquisitions are preliminary.

(4)  MARKETABLE SECURITIES

     In connection with a strategic business arrangement with Pilot Network Services ("Pilot"), in January 2000, the Company made a $15.0 million strategic investment in Pilot pursuant to which the Company purchased 919,540 shares, or 6.3%, of Pilot's common stock at a price of $16.3125 per share, and received a warrant to purchase an additional 200,000 shares at $25.00 per share. At June 30, 2000, the unrealized loss on this investment was $1.3 million.

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of the following (in thousands):

                                                                    June 30,       December 31,
                                                                      2000           1999
                                                                  (unaudited)
                                                                   ---------       ---------
     Goodwill                                                      $ 477,054       $ 340,272
     Customer lists                                                  138,233          95,192
     Other                                                             3,834           1,914
                                                                   ---------       ---------
              Subtotal                                               619,121         437,378
     Less: Accumulated amortization                                  (57,535)        (35,348)
                                                                   ---------       ---------
              Total goodwill and other intangible assets, net      $ 561,586       $ 402,030
                                                                   =========       =========

     Amortization expense for Goodwill and Other Intangible Assets for the six months ended June 30, 2000 was $22.8 million.

(6)  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following (in thousands):

                                                            June 30,        December 31,
                                                             2000              1999
                                                          (unaudited)
                                                          -----------       -----------
      Obligations under capital leases                    $    19,780       $    21,072
      Senior notes                                          1,168,988           868,807
      Equipment financing                                      43,042            29,406
      Other long-term obligations                              38,455            10,659
                                                          -----------       -----------
             Subtotal                                       1,270,265           929,944
      Less: Current portion of long-term obligations          (19,575)          (16,438)
                                                          -----------       -----------
             Total                                        $ 1,250,690       $   913,506
                                                          ===========       ===========


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

      During the year ended December 31, 1999, NTFC Capital Corporation and Ericsson Financing Plc provided to the Company $30.0 million and $34.3 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased. At June 30, 2000, $30.0 million was utilized through NTFC Capital Corporation and $10.3 million was utilized through Ericsson Financing Plc. Borrowings under these credit facilities accrue interest at rates ranging from 10.93% to LIBOR plus 5.8% and are payable over a 5-year term. At December 31, 1999, approximately $24.4 million was utilized through NTFC Capital Corporation.

      In March 2000, the Company entered into a strategic business alliance agreement with Hewlett-Packard Company pursuant to which Hewlett-Packard will provide products and services to enable the Company to develop data centers in Europe, Australia, Japan and Brazil. Hewlett-Packard also agreed to purchase up to $50 million in convertible debt. Such debt will bear interest at a rate of 9.25% per annum and is convertible into the Company's common stock at a price of $60 per share. The Company has the right under certain circumstances to require Hewlett-Packard to convert the debt to equity. As of June 30, 2000, Hewlett-Packard funded $25 million of this investment, which is included in other long-term obligations. Until converted, the debt will be secured by equipment purchased from Hewlett-Packard with the proceeds of the investment.

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

                                         Three Months Ended June 30,
                                                (unaudited)
                                         -------------------------
                                            2000           1999
                                         ---------       ---------
      NET REVENUE
      North America                      $ 131,903       $  90,696
      Asia-Pacific                          79,683          56,084
      Europe                                88,550          38,846
                                         ---------       ---------
           Total                         $ 300,136       $ 185,626
                                         =========       =========

      INCOME/(LOSS) FROM OPERATIONS
      North America                      $ (13,777)      $  (9,184)
      Asia-Pacific                          (2,985)         (1,698)
      Europe                                (8,791)           (419)
                                         ---------       ---------
           Total                         $ (25,553)      $ (11,301)
                                         =========       =========

                                           June 30,     December 31,
                                         (unaudited)
                                         --------------------------
                                            2000           1999
                                         ---------       ---------
      ASSETS
      North America                     $1,257,702      $1,069,716
      Asia-Pacific                         195,564         182,748
      Europe                               375,209         198,909
                                         ---------       ---------
           Total                        $1,828,475      $1,451,373
                                         =========       =========


(8)  COMMITMENTS AND CONTINGENCIES

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

(9)  SUBSEQUENT EVENTS

     None.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      Primus is a facilities-based global total service provider offering bundled international and domestic Internet data and voice services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia and Japan. The Company seeks to capitalize on the increasing demand for high-quality international communications services, which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of global data and Internet traffic. Primus provides services over its network, which consists of (i) 23 carrier-grade switches, including 19 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom and four domestic switches in Australia; (ii) more than 300 points of presence ("POPs") and Internet access nodes in additional markets within our principal service regions;
      (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems; and (iv) an international satellite earth station located in London, together with the capacity the Company leased on an Intelsat satellite. Utilizing this network, along with resale arrangements and foreign carrier agreements, the Company provides quality service to approximately 2.1 million customers.

      Net revenue is earned based on the number of minutes billable and is recorded upon completion of a call, adjusted for sales allowance. The Company generally prices its services at a savings compared to the major carriers operating in its principal service regions. The Company's net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic and in Australia, also from the provision of both local and cellular services. The Company expects to market its services to customers with significant international long distance usage, including small- and medium-sized businesses, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

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

      Although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs from outside of the United States; therefore, changes in foreign currency exchange rates have had and may continue to have a significant effect on the Company's results of operations. The Company historically has not engaged in hedging transactions and does not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks.

      OTHER OPERATING DATA

      The following information for the three months ended June 30, 2000 and 1999 (in thousands) is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.


                           ------------------------------------------------------------
                                       Three Months Ended June 30, 2000
                                                   (unaudited)
                           ------------------------------------------------------------
                                                  Minutes of Long Distance Use
                              Net         ---------------------------------------------
                            Revenue       International      Domestic          Total
                           ---------      -------------      ---------        ---------
      North America        $ 131,903          428,977          482,442          911,419
      Asia-Pacific            79,683           38,318          160,742          199,060
      Europe                  88,550          314,990          255,968          570,958
                           ---------        ---------        ---------        ---------
      Total                $ 300,136          782,285          899,152        1,681,437
                           =========        =========        =========        =========

                           ------------------------------------------------------------
                                        Three Months Ended June 30, 1999
                                                   (unaudited)
                           ------------------------------------------------------------
                                                  Minutes of Long Distance Use
                              Net         ---------------------------------------------
                            Revenue       International       Domestic          Total
                           ---------      -------------      ---------        ---------
      North America        $  90,696          276,128          173,438          449,566
      Asia-Pacific            56,084           36,815          108,923          145,738
      Europe                  38,846          129,277           58,686          187,963
                           ---------        ---------        ---------        ---------
      Total                $ 185,626          442,220          341,047          783,267
                           =========        =========        =========        =========


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AS
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

      NET REVENUE increased $114.5 million or 61.7% to $300.1 million for the three months ended June 30, 2000, from $185.6 million for the three months ended June 30, 1999.

            North America: Of the total Company's net revenue increase of $114.5 million, $41.2 million was associated with North American operations, representing a growth rate of 45.4%. The growth reflects increased traffic in business and ethnic residential retail operations and in carrier operations, and includes the operations of the Company's 1999 and 2000 acquisitions including Telegroup (since the June 1999 acquisition), AT&T Canada (since the May 1999 customer base acquisition), TelSN (since the June 1999 acquisition), Matrix (since the November 1999 acquisition) and Shore.Net (since the March 2000 acquisition).

            Asia-Pacific: The Company's Asia-Pacific net revenue increased $23.6 million or 42.1% from $56.1 million for the three months ended June 30, 1999 to $79.7 million for the three months ended June 30, 2000. Part of the net revenue increase in the Asia-Pacific region was from the provision of local access in Australia, which resulted from unbundling of the local loop for residential customers, as well as the continued growth in the Company's voice business. Additionally, data and Internet growth in Australia and the acquisition of Bekko (since the March 2000 acquisition) contributed to the increase in net revenue.

            Europe: European net revenue increased $49.8 million, growing 128.0% from $38.8 million for the three months ended June 30, 1999 to $88.6 million for the three months ended June 30, 2000. The European net revenue increase is primarily attributed to the addition of Telegroup (since the June 1999 acquisition), LCR Telecom (since the February 2000 acquisition), Cards &

            Parts (since the September 1999 acquisition), Citrus (since the February 2000 acquisition), InterNeXt (since the May 2000 acquisition) and A-Tel (since the May 2000 acquisition). The additional net revenue growth resulted from increased retail business and residential traffic in Germany and the United Kingdom. Carrier services also increased in Germany, France, Spain and Switzerland from the same period in 1999.

      COST OF REVENUE increased $72.4 million, from $142.9 million for the three months ended June 30, 1999 to $215.3 million, for the three months ended June 30, 2000. As a percentage of net revenue, the cost of revenue decreased by 530 basis points from 77.0% to 71.7% primarily due to the continuing expansion of the Company's global network, a greater mix of retail versus carrier traffic, the continuing migration of existing and newly generated customer traffic onto the Company's network and new higher margin product offerings such as data and Internet services. The increase in the cost of revenue is attributable to the increase in traffic volumes and associated net revenue growth, and the addition of expense from acquired operations including LCR, Telegroup, the LTN and Wintel Companies and AT&T Canada.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $41.8 million to $83.4 million, or 27.8% of net revenue, for the three months ended June 30, 2000 from $41.6 million, or 22.4% of net revenue, for the three months ended June 30, 1999. The increase is attributable to the impact of increased advertising, marketing and sales expenses, expansion of the Company's data and Internet business and the impact of the Company's retail acquisitions which include LCR, Telegroup, and AT&T Canada.

      DEPRECIATION AND AMORTIZATION EXPENSE increased by $14.6 million to $27.1 million for the three months ended June 30, 2000 from $12.5 million for the three months ended June 30, 1999. The increase is associated with increased amortization expense related to intangible assets arising from the Company's acquisitions and with increased depreciation expense related to capital expenditures for fiber optic cable, switching and other network equipment being placed into service in addition to the impact of the Company's retail acquisitions.

      INTEREST EXPENSE increased from $17.5 million for the three months ended June 30, 1999 to $33.3 million for the three months ended June 30, 2000. The increase is primarily attributable to the $300 million 5 3/4% Convertible Subordinated Debentures due 2007 ("February 2000 Debentures"), the $250 million 12 3/4% Senior Notes due 2009 ("October 1999 Senior Notes"), the $45.5 million 11 1/4% senior notes due 2009 ("Telegroup Notes"), and additional capital lease and equipment financing.

      INTEREST INCOME increased to $8.1 million for the three months ended June 30, 2000 from $2.8 million for the three months ended June 30, 1999. The increase is a result of the net proceeds from the Company's debt and secondary equity offerings.

      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

      NET REVENUE increased $271.2 million or 85.6% to $588.1 million for the six months ended June 30, 2000, from $316.9 million for the six months ended June 30, 1999.

            North America: Of the net revenue increase, $106.6 million was associated with North American operations, representing a growth rate of 69.8%. The growth reflects increased traffic in business and ethnic residential retail operations and in carrier operations, and includes the operations of the Company's 1999 and 2000 acquisitions including Telegroup (since the June 1999 effective date of the acquisition), AT&T Canada (since the May 1999 customer base acquisition), the LTN and Wintel Companies (since the March 1999 acquisition), TelSN (since the June 1999 acquisition), Matrix (since the November 1999 acquisition) and Shore.Net (since the March 2000 acquisition).

            Asia-Pacific: The Company's Asia-Pacific net revenue increased $54.1 million or 53.8% from $100.5 million for the six months ended June 30, 1999 to $154.6 million for the six months ended June 30, 2000. Part of the net revenue increase in the Asia-Pacific region was from the provision of local access in Australia, which resulted from unbundling of the local loop for residential customers, as well as the continued growth in the Company's voice business.

            Additionally, data and Internet growth in Australia and the acquisition of Bekko (since the March 2000 acquisition) contributed to the increase in net revenue.

            Europe: European net revenue increased $110.5 million, growing 174% from $63.5 million for the six months ended June 30, 1999 to $174.0 million for the six months ended June 30, 2000. The European net revenue increase is primarily attributed to the addition of Telegroup, LCR Telecom and Cards & Parts operations. The additional net revenue growth resulted from increased retail business and residential traffic in Germany and the United Kingdom. Carrier services also increased in the United Kingdom, Germany and France from the same period in 1999.

      COST OF REVENUE increased $175.2 million, from $247.5 million for the six months ended June 30, 1999 to $422.7 million, for the six months ended June 30, 2000. As a percentage of net revenue, the cost of revenue decreased by 620 basis points from 78.1% to 71.9% primarily due to the continuing expansion of the Company's global network, a greater mix of retail versus carrier traffic, the continuing migration of existing and newly generated customer traffic onto the Company's network and new higher margin product offerings such as data and Internet services. The increase in the cost of revenue is attributable to the increase in traffic volumes and associated net revenue growth, and the addition of expense from acquired operations including LCR, Telegroup, AT&T Canada and the LTN and Wintel Companies.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $91.8 million to $162.6 million, or 27.7% of net revenue, for the six months ended June 30, 2000 from $70.8 million, or 22.4% of net revenue, for the six months ended June 30, 1999. The increase is attributable to the impact of increased advertising, marketing and sales expenses, expansion of the Company's data and Internet business and the impact of the Company's retail acquisitions which include LCR, Telegroup, and AT&T Canada.

      DEPRECIATION AND AMORTIZATION EXPENSE increased by $27.7 million to $49.2 million for the six months ended June 30, 2000 from $21.5 million for the six months ended June 30, 1999. The increase is associated with increased amortization expense related to intangible assets arising from the Company's acquisitions and with increased depreciation expense related to capital expenditures for fiber optic cable, switching and other network equipment being placed into service placed into service, in addition to the impact of the Company's retail acquisitions.

      INTEREST EXPENSE increased from $34.3 million for the six months ended June 30, 1999 to $63.3 million for the six months ended June 30, 2000. The increase is primarily attributable to the $300 million 5 3/4% Convertible Subordinated Debentures due 2007 ("February 2000 Debentures"), the $250 million 12 3/4% Senior Notes due 2009 ("October 1999 Senior Notes"), the $45.5 million 11 1/4% senior notes due 2009 ("Telegroup Notes"), and additional capital lease and equipment financing.

      INTEREST INCOME increased to $15.7 million for the six months ended June 30, 2000 from $6.0 million for the six months ended June 30, 1999. The increase is a result of the net proceeds from the Company's debt and secondary equity offerings.

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

      Net cash used in operating activities was $89.6 million for the six months ended June 30, 2000 as compared to net cash used in operating activities of $11.1 million for the six months ended June 30, 1999. The increase in operating cash used was comprised of an increase in the net loss mostly due to an increase in interest expense, an increase in accounts receivable due to higher revenue in 2000, and a decrease in accounts payable.

      Net cash used in investing activities was $146.1 million for the six months ended June 30, 2000 compared to net cash used in investing activities of $125.9 million for the six months ended June 30, 1999. Net cash used in investing activities during the six months ended June 30, 2000 includes $92.4 million of capital expenditures primarily for the expansion of the Company's global network as compared to $45.4 million during the six months ended June 30, 1999. Additionally, $51.4 million of cash was used during the three months ended March 31, 2000 to acquire Shore.Net, Infinity, Citrus, Bekko, DIPL, Global Sales, InterNeXt, A-Tel and CTE. Cash was also used to purchase $15.0 million of marketable securities of Pilot Network Services.

      Net cash provided by financing activities was $313.3 million for the six months ended June 30, 2000 as compared to net cash provided by financing activities of $173.5 million for the six months ended June 30, 1999. Cash provided by financing activities in the six months ended June 30, 2000 resulted primarily from $290.0 million of net proceeds from the sale of the February 2000 Debentures, as well as $25.0 million from the Hewlett-Packard investment, partially offset by $3.9 million of payments on capital leases and other long-term obligations.

      The Company believes that the net proceeds from the 2000 Convertible Debt, together with its existing cash and available capital lease and equipment financing (subject to the limitations in the Indentures related to the Company's senior notes) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, possible acquisitions and other cash needs for its operations, including iPRIMUS.com, through the end of next year, 2001. The semi-annual interest payments due under the 1997 Senior Notes through August 1, 2000 had been pre-funded and paid from restricted investments. The Company is continually evaluating the expansion of its service offerings and plans to make further investments in and enhancements to its switches and distribution channels in order to expand its service offerings. In order to fund these additional cash requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources. However, the Company may also be required to reduce its expansion and capital expenditures in the event it cannot raise additional capital when needed. Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of Primus's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may be required to seek additional capital sooner than expected. Except as described herein, Primus presently has no binding commitment or binding agreement with respect to any material acquisition, joint venture or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock.

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

      Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, Primus had cumulative negative cash flow from operating activities and cumulative negative EBITDA. In addition, Primus incurred net losses since inception and has an accumulated deficit of approximately $318.4 million as of June 30, 2000. The Company expects to continue to incur additional operating losses and negative cash flow as it expands its operations and continues to build-out and upgrade its network. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain profitability or positive cash flow from operations in any future period.

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

      FOREIGN CURRENCY -- Although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant effect on the Company's results of operations. For example, the Company estimates that the total adverse impact of foreign currency exchange rate changes from the first quarter 2000 reduced the second quarter 2000 reported revenue by approximately $9 million. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive loss" within the stockholders' equity section of the consolidated balance sheet. The Company historically has not engaged in hedging transactions to mitigate foreign exchange risk.

      INTEREST RATES -- The Company's financial instruments that are sensitive to changes in interest rates are its (i) 1997 $225 million 11 3/4% senior notes due August 2004, (ii) 1998 $150 million 9 7/8% senior notes due May 2008, (iii) January 1999 $245.5 million 11 1/4% senior notes due January 2009, (iv) October 1999 $250 million 12 3/4% senior notes due October 2009, and (v) February 2000 $300 million 5 3/4% convertible subordinated debentures due 2007. As of June 30, 2000, the aggregate fair value of the 1997, 1998, 1999 and 2000 senior notes approximates their face value.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              (a) In June 2000, the Company acquired 100% of CTE Networks ("CTE"), a long-distance reseller for $3.4 million (subject to additional purchase price adjustments), with payments through June 30, 2000 amounting to $2.0 million in cash and 50,269 shares of the Company's common stock. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's results of operation exceed certain targeted levels. Such consideration may be paid in cash and shares of the Company's common stock and the maximum amount of additional consideration remaining at June 30, 2000 is approximately $20.3 million and will be payable, if earned through December 31, 2000. Any additional consideration paid will be recorded as goodwill when payment is made. The Company issued the shares in reliance upon Section 4(2) of the Securities Act of 1933. CTE was previously owned by a limited number of stockholders.

              (b)    In May 2000, the Company acquired 100% of
                     InterNeXt S.A. ("InterNeXt"), a value-added Internet Service Provider ("ISP") with national facilities in France, for $13.8 million (subject to purchase price adjustments), with payments though June 30, 2000 amounting to $10.7 million in cash and 33,446 shares of the Company's common stock. The maximum amount of consideration payable at June 30, 2000 is approximately $2.1 million. The
                     Company issued the shares in reliance upon Section 4(2) of the Securities Act of 1933. InterNeXt was previously owned by a limited number of stockholders.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At the Company's Annual Meeting of Stockholders held on June 14, 2000, the stockholders of the Company, holding 40,052,901 shares of record, (i) elected Mr. Herman Fialkov and Mr. David
              E. Hershberg as directors of the company (ii) approved an amendment of the Company's Employee Option Plan to increase the number of shares reserved for issuance upon exercise of options granted thereunder from 5,500,000 to 7,800,000 (iii) approved an amendment of the Company's Director Option Plan to increase the number of shares reserved for issuance upon exercise of options granted thereunder from 338,100 to 600,000 and to allow for certain automatic option grants to directors, and (iv) approved an amendment to the

              Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 80,000,000 to 150,000,000. The voting results were as follows:
              32,357,517 and 32,327,437 shares were in favor of Mr. Fialkov and Mr. Hershberg, respectively, no shares against either Mr. Fialkov or Mr. Hershberg, and 156,342 and 186,422 were withheld against Mr. Fialkov and Mr. Hershberg, respectively. The vote approving the amendment to the Company's Employee Option Plan and the amendment to the Company's Director Option Plan were 22,885,322 and 17,086,505 shares for, 1,951,811 and 7,768,152 shares against and 72,712 and 54,155 shares withheld, respectively. The vote approving the amendment to the Company's Certificate of Incorporation was 30,887,454 shares for, 1,613,982 shares against and 25,967 shares withheld. John G. Puente, Douglas M. Karp, K. Paul Singh and John F. DePodesta continued as directors of the company after the meeting.

ITEM 5.       OTHER INFORMATION

              Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits (see index on page 21)

              (b)    Reports on Form 8-K

                     Form 8-K dated August 3, 2000, announcing the company's financial results for the quarter ended June 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date     August 14, 2000        By:     /s/ Neil L. Hazard
      --------------------         ------------------------------------
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

10.12 Primus Employee Stock Purchase Plan; Incorporated by reference to Exhibit 10.15 of the 1997 Senior Note Registration Statement. **

10.13 Primus 401(k) Plan; Incorporated by reference to Exhibit 4.4 of the Primus Registration Statement on Form S-8 (No. 333-35005).

10.14 Registration Rights Agreement, dated May 19, 1998, among Primus Telecommunications Group, Incorporated, Primus Telecommunications,Incorporated, Primus Telecommunications
                    Pty. Ltd. and Lehman Brothers, Inc.; Incorporated by reference to Exhibit 10.23 of the 1998 Senior Note Registration Statement.

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

10.23 Loan Agreement between Primus Telecommunications, Inc. and TFC Capital Corporation dated November 22, 1999; Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

27.1 Financial Data Schedule for the Company for the three months ended June 30, 2000. *

*                   Filed herewith
**                  Compensatory benefit plan
***                 Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.