Form 10-Q
period 2000-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2000-11-13
CIK 1006837

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-29-092

PRIMUS TELECOMMUNICATIONS GROUP,
INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1708481 (I.R.S. Employer Identification No.)
1700 Old Meadow Road, Suite 300, McLean, VA (Address of principal executive offices)	22102 (Zip Code)

(703) 902-2800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2000
Common Stock $.01 par value	40,422,113

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
INDEX TO FORM 10-Q

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
NET REVENUE	$301,130	$250,320	$889,219	$567,174
COST OF REVENUE	215,932	184,762	638,617	432,218

GROSS MARGIN	85,198	65,558	250,602	134,956

OPERATING EXPENSES
Selling, general and administrative	83,150	61,553	245,781	132,402
Depreciation and amortization	31,299	14,534	80,544	36,024

Total operating expenses	114,449	76,087	326,325	168,426

LOSS FROM OPERATIONS	(29,251)	(10,529)	(75,723)	(33,470)
INTEREST EXPENSE	(34,200)	(19,423)	(97,485)	(53,716)
INTEREST AND OTHER INCOME	7,075	1,678	22,786	7,689

LOSS BEFORE INCOME TAXES	(56,376)	(28,274)	(150,422)	(79,497)
INCOME TAXES	—	—	—	—

NET LOSS	$(56,376)	$(28,274)	$(150,422)	$(79,497)

BASIC AND DILUTED NET
LOSS PER COMMON SHARE	$(1.40)	$(0.98)	$(3.82)	$(2.79)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	40,307	28,720	39,415	28,509

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2000 (unaudited)	December 31, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$471,155	$471,542
Restricted investments	—	25,932
Marketable securities	9,539	—
Accounts receivable (net of allowance for doubtful accounts of $35,584 and $36,453)	211,447	165,384
Prepaid expenses and other current assets	52,873	56,994

Total current assets	745,014	719,852
PROPERTY AND EQUIPMENT—Net	409,263	285,390
INTANGIBLES—Net	542,612	402,030
OTHER ASSETS	52,360	44,101

TOTAL ASSETS	$1,749,249	$1,451,373

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$223,521	$169,527
Accrued expenses and other current liabilities	128,262	123,453
Accrued interest	34,362	32,420
Current portion of long-term obligations	19,388	16,438

Total current liabilities	405,533	341,838
LONG-TERM OBLIGATIONS	1,248,164	913,506
OTHER LIABILITIES	8,809	4,543

Total liabilities	1,662,506	1,259,887

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value—authorized 2,455,000 shares;
none issued and outstanding	—	—
Common stock, $.01 par value—authorized 150,000,000 shares; issued and outstanding, 40,412,601 and 37,101,464 shares	404	371
Additional paid-in capital	520,937	417,060
Accumulated deficit	(374,811)	(224,389)
Accumulated other comprehensive loss	(59,787)	(1,556)

Total stockholders' equity	86,743	191,486

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,749,249	$1,451,373

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(150,422)	$(79,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	80,816	36,295
Sales allowance	11,932	20,237
Stock issuance—401(k) Plan	99	218
Minority interest share of loss	(160)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(59,418)	(41,332)
(Increase) decrease in prepaid expenses and other current assets	2,126	(24,574)
(Increase) decrease in other assets	(5,648)	(5,649)
Increase (decrease) in accounts payable	33,270	27,954
Increase (decrease) in accrued expenses, other current liabilities and other liabilities	(22,353)	(190)
Increase (decrease) in accrued interest payable	1,952	3,424

Net cash used in operating activities	(107,806)	(63,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(151,849)	(80,033)
Sale (purchase) of restricted investments	25,932	24,847
Purchase of marketable securities	(15,005)	—
Cash used for business acquisitions, net of cash acquired	(54,588)	(101,287)

Net cash used in investing activities	(195,510)	(156,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases and other long-term obligations	(6,268)	(26,766)
Proceeds from sale of common stock and exercise of stock options	2,893	2,406
Proceeds from issuance of long-term obligations	324,735	200,000
Deferred financing costs	(10,000)	(7,500)

Net cash provided by financing activities	311,360	168,140

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8,431)	(207)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(387)	(51,654)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	471,542	136,196

CASH AND CASH EQUIVALENTS, END OF YEAR	$471,155	$84,542

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
NET LOSS	$(56,376)	$(28,274)	$(150,422)	$(79,497)
OTHER COMPREHENSIVE INCOME/(LOSS)—
Foreign currency translation adjustment	(26,641)	5,767	(52,771)	7,642
Unrealized Gain/(Loss) on marketable securities	(4,138)	—	(5,460)	—

COMPREHENSIVE LOSS	$(87,155)	$(22,507)	$(208,653)	$(71,855)

See notes to consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Primus Telecommunications Group, Incorporated (the "Company" or "Primus") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

(2) Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. All material intercompany profits, transactions, and balances have been eliminated in consolidation. There are minority shareholders representing outside ownership of 49% of the common stock of Matrix Internet, S.A. ("Matrix"), 49% of Cards & Parts Telecom GmbH ("Cards & Parts"), 49% of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), 63% of Bekkoame Internet, Inc. ("Bekko"), 9.9% of A-Tel GmbH ("A-Tel"), and 40% of Direct Internet Pvt., Ltd. ("DIPL"), all of which the Company has a controlling interest. All other investments in affiliates are carried at cost.

Marketable Securities—Marketable securities are classified as available-for-sale and are recorded at current market value. Net unrealized gains and losses on marketable securities are excluded from earnings and are reported as other comprehensive income/(loss) until realized.

New Accounting Pronouncements—In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which clarifies the application of Opinion 25 for certain issues including: (1) the definition of an employee for purposes of applying APB Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect that the adoption of this interpretation will have a material impact on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 101 must be adopted, and the Company intends to adopt such guidelines, by the fourth quarter of 2000. The

Company does not expect that the adoption of this guidance will have a material impact on the Company's consolidated financial position or results of operations.

(3) Acquisitions

In September 2000, the Company acquired 100% of the assets of iO2Group, Inc. ("iO2"), an Internet services firm for approximately $0.3 million in cash, all of which remained payable at September 30, 2000. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels. Such consideration will be paid in shares of the Company's common stock and the maximum number of shares payable as of September 30, 2000 is 42,707, which have been issued and are being held by the Company until such earn-out provisions are met. The value of the shares, if any, will be recorded as additional cost of the acquired company when the number of shares to be delivered becomes probable.

In August 2000, the Company acquired 100% of Seker BBS S.A. ("Seker") and Nexus Comunicaciones S.A. ("Nexus"), two Spanish Internet Service Providers ("ISP"), for $2.0 million, comprised of $1.1 million in cash and 38,571 shares of the Company's common stock. The maximum amount of remaining consideration payable at September 30, 2000 is approximately $0.3 million, and will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable.

In June 2000, the Company acquired 100% of CTE Networks ("CTE"), a long-distance reseller, for $3.4 million (subject to additional purchase price adjustments), with payments through September 30, 2000 amounting to $2.0 million in cash and 50,269 shares of the Company's common stock. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels. Such consideration will be paid in cash and shares of the Company's common stock and the maximum amount of additional consideration remaining at September 30, 2000 is approximately $20.0 million and will be payable, if earned through December 31, 2000. Such amounts will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable.

In May 2000, the Company acquired 90.1% of A-Tel GmbH ("A-Tel"), a German reseller of voice traffic to small- and medium-sized enterprises ("SMEs"), for $1.4 million in cash.

In May 2000, the Company acquired 100% of InterNeXt S.A. ("InterNeXt"), a value-added ISP with national facilities in France, for $13.8 million (subject to purchase price adjustments), with payments though September 30, 2000 amounting to $10.7 million in cash and 33,446 shares of the Company's common stock. The maximum amount of remaining consideration payable at September 30, 2000 is approximately $2.0 million.

In May 2000, the Company acquired 100% of Global Sales Pty., Ltd. ("Global Sales"), an agent serving the Company's retail operations in Australia, for $1.3 million in cash.

In April 2000, the Company gained a controlling interest in Direct Internet Pvt., Ltd. ("DIPL"), an India-based company providing Internet services, with an investment of $2.6 million in cash.

In March 2000, the Company acquired 37% and control of Bekkoame Internet, Inc. ("Bekko"), a Japanese facilities-based ISP, for $10.9 million in cash.

In March 2000, the Company acquired Eco Software, Inc. ("Shore.Net"), a U.S. based, business-focused ISP, for $44.5 million, comprised of $23.5 million in cash and 477,886 shares of the Company's common stock.

In February 2000, the Company acquired 51% of each of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), a reseller of voice traffic and seller of telecommunications equipment and accessories, for $1.0 million, comprised of $0.9 million in cash and 2,092 shares of the Company's common stock.

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

The Company has accounted for all of these acquisitions using the purchase method of accounting and accordingly, the net assets and results of operations of the acquired companies have been included in the Company's financial statements since the acquisition dates. The purchase price, including direct costs, of the Company's acquisitions was allocated to assets acquired, including intangible assets and liabilities assumed, based on their respective fair values at the acquisition dates. The valuations of the Company's acquired assets and liabilities for the 2000 acquisitions are preliminary, and as a result, the allocation of the acquisition costs among tangible and intangible assets may change.

(4) Marketable Securities

In connection with a strategic business arrangement with Pilot Network Services ("Pilot"), in January 2000, the Company made a $15.0 million strategic investment in Pilot pursuant to which the Company purchased 919,540 shares, or 6.3%, of Pilot's common stock at a price of $16.3125 per share, and received a warrant to purchase an additional 200,000 shares at $25.00 per share. At September 30, 2000, the unrealized loss on this investment was $5.5 million.

(5) Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	September 30, 2000 (unaudited)	December 31, 1999
Goodwill	$465,926	$340,272
Customer lists	142,479	95,192
Other	4,168	1,914

Subtotal	612,573	437,378
Less: Accumulated amortization	(69,961)	(35,348)

Total goodwill and other intangible assets, net	$542,612	$402,030

Amortization expense for Goodwill and Other Intangible Assets for the nine months ended September 30, 2000 was $37.1 million.

(6) Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	September 30, 2000 (unaudited)	December 31, 1999
Obligations under capital leases	$18,409	$21,072
Senior notes	1,169,079	868,807
Equipment financing	41,203	29,406
Other long-term obligations	38,861	10,659

Subtotal	1,267,552	929,944
Less: Current portion of long-term obligations	(19,388)	(16,438)

Total	$1,248,164	$913,506

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

During the year ended December 31, 1999, NTFC Capital Corporation and Ericsson Financing Plc provided to the Company $30.0 million and $34.3 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased. At September 30, 2000, $30.0 million was utilized through NTFC Capital Corporation and $9.8 million was utilized through Ericsson Financing Plc. Borrowings under these credit facilities accrue interest at rates ranging from 10.93% to LIBOR plus 5.8% and are payable over a 5-year term. At December 31, 1999, approximately $24.4 million was utilized through NTFC Capital Corporation.

In March 2000, the Company entered into a strategic business alliance agreement with Hewlett-Packard Company pursuant to which Hewlett-Packard will provide products and services to enable the Company to develop data centers in Europe, Australia, Japan and Brazil. Hewlett-Packard also agreed to purchase up to $50 million in convertible debt. Such debt will bear interest at a rate of 9.25% per annum and is convertible into the Company's common stock at a price of $60 per share. The Company has the right under certain circumstances to require Hewlett-Packard to convert the debt to equity. As of September 30, 2000, Hewlett-Packard funded $25 million of this investment, which is included in other long-term obligations. Until converted, the debt will be secured by equipment purchased from Hewlett-Packard with the proceeds of the investment.

(7) Operating Segment and Related Information

The Company has three reportable operating segments based on management's organization of the enterprise into geographic areas—North America, Asia-Pacific and Europe. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income/(loss) from operations. Operations and assets of the North America segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes. Summary information with respect to the Company's segments is as follows (in thousands):

	Three Months Ended September 30, (unaudited)
	2000	1999
Net Revenue
North America	$130,896	$125,844
Asia-Pacific	78,477	61,988
Europe	91,757	62,488

Total	$301,130	$250,320

Income/(Loss) from Operations
North America	$(16,061)	$(7,894)
Asia-Pacific	(2,156)	(1,239)
Europe	(11,034)	(1,396)

Total	$(29,251)	$(10,529)

	September 30, 2000 (unaudited)	December 31, 1999
Assets
North America	$1,179,933	$1,069,716
Asia-Pacific	209,761	182,748
Europe	359,555	198,909

Total	$1,749,249	$1,451,373

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

(9) Subsequent Events

In October 2000, the Company received the remaining $25 million convertible debt investment from Hewlett-Packard Company. Hewlett-Packard provided the Company with the first $25 million tranche in March 2000, at which time the conversion price was set for the aggregate $50 million investment. Such debt bears interest at a rate of 9.25% per annum and is convertible into the Company's common stock at a price of $60 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Primus is a facilities-based global total service provider offering bundled international and domestic Internet data and voice services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia and Japan. The Company seeks to capitalize on the increasing demand for high-quality international communications services, which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of global data and Internet traffic. The Company provides services over its network, which consists of (i) 23 carrier-grade switches, including 19 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom and four domestic switches in Australia; (ii) more than 300 points of presence ("POPs") and Internet access nodes in additional markets within our principal service regions; (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems; and (iv) an international satellite earth station located in London, together with the capacity the Company leased on an Intelsat satellite. Utilizing this network, along with resale arrangements and foreign carrier agreements, the Company provides service to approximately 2.0 million customers.

The Company's net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic and in Australia, also from the provision of both local and cellular services. Long distance net revenue is earned based on the number of minutes billable and is recorded upon completion of a call, adjusted for sales allowance. The Company generally prices its services at a savings compared to the major carriers operating in its principal service regions. The Company expects to market its services to customers with significant international long distance usage, including small- and medium-sized businesses, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

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

Although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs from outside of the United States; therefore, changes in foreign currency exchange rates have had and may continue to have a significant, and potentially adverse, effect on the Company's results of operations. The Company historically has not engaged in hedging transactions and does not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks.

Other Operating Data

The following information for the three months ended September 30, 2000 and 1999 (in thousands) is provided for informational purposes and should be read in conjunction with the unaudited

Consolidated Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.

	Three Months Ended September 30, 2000 (unaudited)
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
North America	$130,896	440,168	516,753	956,921
Asia-Pacific	78,477	40,720	160,700	201,420
Europe	91,757	359,680	240,322	600,002

Total	$301,130	840,568	917,775	1,758,343

	Three Months Ended September 30, 1999 (unaudited)
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
North America	$125,844	353,999	512,161	866,160
Asia-Pacific	61,988	40,194	125,318	165,512
Europe	62,488	159,323	103,853	263,176

Total	$250,320	553,516	741,332	1,294,848

Results of operations for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

Net revenue increased $50.8 million or 20.3% to $301.1 million for the three months ended September 30, 2000, from $250.3 million for the three months ended September 30, 1999.

North America: The Company's North American net revenue increased $5.1 million from $125.8 million for the three months ended September 30, 1999 to $130.9 for the three months ended September 30, 2000. The results for the three months ended September 30, 2000 reflect the Company's 1999 and 2000 acquisitions which include Matrix (since the November 1999 acquisition), Digital Select (since the November 1999 acquisition), Shore.Net (since the March 2000 acquisition), and CTE (since the June 2000 acquisition). The growth from the same period last year was offset by lower revenue from other carriers and a conscious pruning of low revenue customers in Canada, resulting in a growth rate of 4.0%.

Asia-Pacific: The Company's Asia-Pacific net revenue increased $16.5 million or 26.6% from $62.0 million for the three months ended September 30, 1999 to $78.5 million for the three months ended September 30, 2000, despite the negative impact of declining foreign currency exchange rates against the United States dollar. The net revenue increase in the Asia-Pacific region was from the provision of local access in Australia, which resulted from unbundling of the local loop for residential customers, as well as the continued growth in the Company's voice business. Additionally, data and Internet growth in Australia and the acquisition of Bekko (since the March 2000 acquisition) and DIPL (since the April 2000 acquisition) contributed to the increase in net revenue.

Europe: European net revenue increased $29.3 million, growing 46.8% from $62.5 million for the three months ended September 30, 1999 to $91.8 million for the three months ended September 30, 2000, despite the negative impact of declining foreign currency exchange rates against the United States dollar. The European net revenue increase is primarily attributed to increased carrier services in Germany, the United Kingdom, France, and Switzerland, with the additional net revenue growth resulting from the Company's 1999 and 2000 acquisitions, including LCR Telecom (since the

February 2000 acquisition), Cards & Parts (since the September 1999 acquisition), Citrus (since the February 2000 acquisition), and InterNeXt (since the May 2000 acquisition).

Cost of revenue increased $31.1 million, from $184.8 million for the three months ended September 30, 1999 to $215.9 million for the three months ended September 30, 2000. As a percentage of net revenue, the cost of revenue decreased by 210 basis points from 73.8% to 71.7% primarily due to the continuing expansion of the Company's global network, a greater mix of retail versus carrier traffic, the continuing migration of existing and newly generated customer traffic onto the Company's network and new higher margin product offerings such as data and Internet services. The increase in the cost of revenue is attributable to the increase in traffic volumes and associated net revenue growth, and the addition of expense from acquired operations including LCR, Cards and Parts, Shore.Net, and CTE.

Selling, general and administrative expenses increased $21.6 million to $83.2 million, or 27.6% of net revenue, for the three months ended September 30, 2000 from $61.6 million, or 24.6% of net revenue, for the three months ended September 30, 1999. The increase is attributable to expansion of the Company's data and Internet business and the impact of the Company's acquisitions which include LCR, Cards and Parts, Shore.Net, and CTE, and the impact of increased advertising, marketing and sales expenses.

Depreciation and amortization expense increased by $16.8 million to $31.3 million for the three months ended September 30, 2000 from $14.5 million for the three months ended September 30, 1999. The increase is associated with increased amortization expense related to intangible assets and fixed assets arising from the Company's acquisitions and with increased depreciation expense related to capital expenditures for fiber optic cable, switching and other network equipment being placed into service.

Interest expense increased from $19.4 million for the three months ended September 30, 1999 to $34.2 million for the three months ended September 30, 2000. The increase is primarily attributable to the $300 million 5 3/4% Convertible Subordinated Debentures due 2007 ("February 2000 Debentures"), the $250 million 12 3/4% Senior Notes due 2009 ("October 1999 Senior Notes"), and equipment financing.

Interest income increased to $7.9 million for the three months ended September 30, 2000 from $1.7 million for the three months ended September 30, 1999. The increase is a result of the higher cash balances due to the Company's securities offerings.

Results of operations for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

Net revenue increased $322.0 million or 56.8% to $889.2 million for the nine months ended September 30, 2000, from $567.2 million for the nine months ended September 30, 1999.

North America: Of the net revenue increase, $111.7 million was associated with North American operations, a 40.1% increase for the nine month period ended September 30, 2000. The growth reflects increased traffic in business and ethnic residential retail operations and in carrier operations, and includes the operations of the Company's 1999 and 2000 acquisitions including Matrix (since the November 1999 acquisition), Digital Select (since the November 1999 acquisition), Shore.Net (since the March 2000 acquisition), and CTE (since the June 2000 acquisition).

Asia-Pacific: The Company's Asia-Pacific net revenue increased $70.5 million or 43.4% from $162.5 million for the nine months ended September 30, 1999 to $233.0 million for the nine months ended September 30, 2000. The net revenue increase in the Asia-Pacific region was from the provision of local access in Australia, which resulted from unbundling of the local loop for residential customers, as well as the continued growth in the Company's voice business. Additionally, data and Internet growth in Australia and the acquisition of Bekko (since the March 2000 acquisition) and DIPL (since the April 2000 acquisition) contributed to the increase in net revenue.

Europe: European net revenue increased $139.8 million, growing 111.0% from $126.0 million for the nine months ended September 30, 1999 to $265.8 million for the nine months ended September 30, 2000. The European net revenue increase is primarily attributed to the addition of LCR Telecom (since the February 2000 acquisition), Cards & Parts (since the September 1999 acquisition), Citrus (since the February 2000 acquisition), InterNeXt (since the May 2000 acquisition), and A-Tel (since the May 2000 acquisition). The additional net revenue growth resulted from increased retail business and residential traffic in Germany and the United Kingdom. Carrier services also increased in the United Kingdom, Germany and France from the same period in 1999.

Cost of revenue increased $206.4 million, from $432.2 million for the nine months ended September 30, 1999 to $638.6 million, for the nine months ended September 30, 2000. As a percentage of net revenue, the cost of revenue decreased by 440 basis points from 76.2% to 71.8% primarily due to the continuing expansion of the Company's global network, a greater mix of retail versus carrier traffic, the continuing migration of existing and newly generated customer traffic onto the Company's network and new higher margin product offerings such as data and Internet services. The increase in the cost of revenue is attributable to the increase in traffic volumes and associated net revenue growth, and the addition of expense from acquired operations including LCR, Cards and Parts, Shore.Net, and CTE.

Selling, general and administrative expenses increased $113.4 million to $245.8 million, or 27.6% of net revenue, for the nine months ended September 30, 2000 from $132.4 million, or 23.3% of net revenue, for the nine months ended September 30, 1999. The increase is attributable to the impact of increased advertising, marketing and sales expenses, expansion of the Company's data and Internet business and the impact of the Company's acquisitions which include LCR, Cards and Parts, Shore.Net, and CTE.

Depreciation and amortization expense increased by $44.5 million to $80.5 million for the nine months ended September 30, 2000 from $36.0 million for the nine months ended September 30, 1999. The increase is associated with increased amortization expense related to intangible assets and fixed assets arising from the Company's acquisitions and with increased depreciation expense related to capital expenditures for fiber optic cable, switching and other network equipment being placed into service.

Interest expense increased from $53.7 million for the nine months ended September 30, 1999 to $97.5 million for the nine months ended September 30, 2000. The increase is primarily attributable to the February 2000 Debentures, the October 1999 Senior Notes, the $45.5 million 11 1/4% senior notes due 2009 ("Telegroup Notes"), and additional capital lease and equipment financing.

Interest income increased to $24.2 million for the nine months ended September 30, 2000 from $7.7 million for the nine months ended September 30, 1999. The increase is a result of the higher cash balances due to the Company's securities offerings.

Liquidity and Capital Resources

The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and international and domestic fiber optic cable transmission capacity, satellite earth stations and satellite transmission capacity, interest and principal payments on outstanding indebtedness, and acquisitions of and strategic investments in businesses. The Company has financed its growth to date through public offerings, private placements of debt, equity securities, bank debt, equipment financing and capital lease financing.

Net cash used in operating activities was $107.8 million for the nine months ended September 30, 2000 as compared to net cash used in operating activities of $63.1 million for the nine months ended September 30, 1999. The increase in operating cash used was comprised of an increase in the net loss mostly due to an increase in interest expense, an increase in accounts receivable due to higher revenue in 2000, a decrease in accrued expenses and other current liabilities, partially offset by an increase in accounts payable.

Net cash used in investing activities was $195.5 million for the nine months ended September 30, 2000 compared to net cash used in investing activities of $156.5 million for the nine months ended September 30, 1999. Net cash used in investing activities during the nine months ended September 30, 2000 included $151.8 million of capital expenditures primarily for the expansion of the Company's global network as compared to $80.0 million during the nine months ended September 30, 1999. Additionally, $54.6 million of cash was used during the nine months ended September 30, 2000 to acquire Shore.Net, Infinity, Citrus, Bekko, DIPL, Global Sales, InterNeXt, A-Tel, CTE, Nexus and Seker. Cash was also used to purchase $15.0 million of marketable securities of Pilot Network Services. Offsetting these investments are the sale of $25.9 million of the Company's restricted investments.

Net cash provided by financing activities was $311.4 million for the nine months ended September 30, 2000 as compared to net cash provided by financing activities of $168.1 million for the nine months ended September 30, 1999. Cash provided by financing activities in the nine months ended September 30, 2000 resulted primarily from $290.0 million of net proceeds from the sale of the February 2000 Debentures, as well as $25.0 million from the Hewlett-Packard investment, partially offset by $6.3 million of payments on capital leases and other long-term obligations.

The Company believes that its existing cash and available capital lease and equipment financing (subject to the limitations in the Indentures related to the Company's senior notes) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, acquisitions and other cash needs for its operations through the end of 2001. The Company is continually evaluating the expansion of its service offerings and plans to make further investments in and enhancements to its switches and distribution channels in order to expand its service offerings. In order to fund these additional cash requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources. However, the Company may also be required to reduce its expansion and capital expenditures in the event it cannot raise additional capital when needed. Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of the Company's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may be required to seek additional capital sooner than expected. The Company presently has no binding commitment or binding agreement with respect to any material acquisition, joint venture or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock.

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

Limited Operating History; Entry into Developing Markets. The Company was founded in February 1994, began generating revenue in March 1995. The Company intends to enter additional markets or businesses, including establishing an Internet business, where the Company has limited or no operating experience. Accordingly, the Company cannot provide assurance that its future operations will generate operating or net income, and the Company's prospects must be considered in light of the risks, expenses, problems and delays inherent in establishing a new business in a rapidly changing industry.

Limited Operating History; Entry into Internet and data business. The Company has recently begun targeting businesses and residential customers for Internet and data services through its subsidiary iPRIMUS.com and other recently acquired ISPs. The Company has been expanding and intends to continue to expand its offering of data and Internet services worldwide. The Company anticipates offering a full-range of Internet protocol-based data and voice communications over the global broadband ATM+IP network which the Company is beginning to deploy over its existing network infrastructure. The Company has limited experience in the Internet business and cannot provide assurance that it will successfully establish or expand the business. Currently, the Company provides Internet services to business and residential customers in the United States, Australia, Canada, Brazil and Germany, and offers Internet transmission services in the Indian Ocean/Southeast Asia regions through its satellite earth station in London.

The market for Internet connectivity and related services is extremely competitive. The Company's primary competitors include other ISPs that have a significant national or international presence. Many of these carriers have substantially greater resources, capital and operational experience than the Company does. The Company also expects it will experience increased competition from traditional telecommunications carriers that expand into the market for Internet services. In addition, the Company will require substantial additional capital to make investments in its Internet operations, and it may not be able to obtain that capital on favorable terms or at all. The amount of such capital expenditures may exceed the amount of capital expenditures spent on the voice portion of its business going forward.

Further, even if the Company is able to establish and expand its Internet business, the Company will face numerous risks that may adversely affect the operations of its Internet business. These risks include:

  •
  competition in the market for Internet services;

  •
  the Company's limited operating history as an ISP;

  •
  the Company's reliance on third parties to provide maintenance and support services for the Company's ATM+IP network;

  •
  the Company's reliance on third-party proprietary technology, including Pilot's HDI security protocol, to provide certain services to the Company's customers;

  •
  the Company's ability to recruit and retain qualified technical, engineering and other personnel in a highly competitive market;

  •
  the Company's ability to adapt and react to rapid changes in technology related to the Internet business;

  •
  uncertainty relating to the continuation of the adoption of the Internet as a medium of commerce and communications;

  •
  vulnerability to unauthorized access, computer viruses and other disruptive problems due to the accidental or intentional actions of others;

  •
  adverse regulatory developments;

  •
  the potential liability for information disseminated over the Company's network; and

  •
  the Company's need to manage the growth of its Internet business, including the need to enter into agreements with other providers of infrastructure capacity and equipment and to acquire other ISPs and Internet-related businesses on acceptable terms.

Finally, the Company expects to incur operating losses and negative cash flow from its Internet and data business as the Company expands, builds out and upgrades this part of the business. Any such losses and negative cash flow are expected to partially offset the expected positive cash flow generated by the voice business and effectively reduce the overall cash flow of the Company as a whole.

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

Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, the Company had cumulative negative cash flow from operating activities and cumulative negative EBITDA. In addition, the Company incurred net losses since inception and has an accumulated deficit of approximately $374.8 million as of September 30, 2000. The Company expects to continue to incur additional operating losses and negative cash flow as it expands its operations and continues to build-out and upgrade its network. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain profitability or positive cash flow from operations in any future period.

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

Foreign currency—Although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on the Company's results of operations. For example, the Company estimates that the total adverse impact of foreign currency exchange rate changes from the fourth quarter 1999 reduced the third quarter 2000 reported revenue by approximately $19 million. Due to the large percentage of the Company's revenues derived outside of the United States, continuing strengthening of the U.S. Dollar would continue to have an adverse impact on the Company's results of operations. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive loss" within the stockholders' equity section of the consolidated balance sheet. The Company historically has not engaged in hedging transactions to mitigate foreign exchange risk.

Interest rates—We are currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations because a substantial majority of our long-term debt obligations are at fixed interest rates. However, we are exposed to interest rate risk as additional financing may be required due to the large operating losses and capital expenditures associated with establishing and expanding our networks and facilities. The interest rates that we will be able to obtain on additional financing, if any, will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  a)
  In August 2000, the Company acquired 100% of Seker BBS S.A. ("Seker") and Nexus Comunicaciones S.A. ("Nexus"), two Spanish ISPs for $2.0 million (subject to additional purchase price adjustments), with payments through September 30, 2000 amounting to $1.1 million in cash and 38,571 shares of the Company's common stock. The maximum amount of remaining consideration payable at September 30, 2000 is approximately $0.3 million. The Company issued the shares in reliance upon Section 4(2) of the Securities Act of 1933. Nexus and Seker were previously owned by a limited number of stockholders.

  b)
  In September 2000, the Company acquired 100% of iO2Group, Inc. ("iO2"), an Internet services firm for approximately $0.3 million in cash, all of which remained payable at September 30, 2000. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels. Such consideration will be paid in shares of the Company's common stock and the maximum number of shares payable as of September 30, 2000 is 42,707, which have been issued and are being held by the Company until such earn-out provisions are met. Any issued shares that are not delivered as payment will be repurchased at par value by the Company. The Company issued the shares in reliance upon Section 4(2) of the Securities Act of 1933. iO2 was previously owned by a limited number of stockholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits (see index on page 21)

  (b)
  Reports on Form 8-K

    Current report on Form 8-K dated August 3, 2000, announcing the Company's financial results for the quarter ended June 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Date	November 13, 2000	By:	/s/ NEIL L. HAZARD Neil L. Hazard (Executive Vice President, Chief Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the "S-8 Registration Statement").
3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the "IPO Registration Statement").
4.1	Specimen Certificate of Primus Common Stock; Incorporated by reference to Exhibit 4.1 of the IPO Registration Statement.
4.2	Form of Indenture; Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, No 333-30195 (the "1997 Senior Note Registration Statement").
4.3	Form of Indenture of Primus, as amended and restated on January 20, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.3 of the 1998 Form 10-K.
4.4	Form of Warrant Agreement of Primus; Incorporated by reference to Exhibit 4.2 of the 1997 Senior Note Registration Statement.
4.5
Indenture, dated May 19, 1998, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4, No 333-58547 (the "1998 Senior Note Registration Statement") .
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
4.9
Rights Agreement, dated as of December 23, 1998, between Primus and StockTrans, Inc., including the Form of Rights Certificate (Exhibit A), the Certificate of Designation (Exhibit B) and the Form of Summary of Rights (Exhibit C); Incorporated by reference to Exhibit 4.1 to Primus's Registration Statement on Form 8-A, No 000-29092 filed with the Commission on December 30, 1998.
4.10
Form of legend on certificates representing shares of Common Stock regarding Series B Junior Participating Preferred Stock Purchase Rights; Incorporated by reference to Exhibit 4.2 to Primus's Registration Statement on Form 8-A, No 000-29092 filed with the Commission on December 30, 1998.
4.11
Supplemental Indenture between Primus and First Union National Bank dated January 20, 1999; Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-76965, filed with the Commission on May 6, 1999.

4.12
Amendment 1999-1 to the Primus Telecommunications Group, Incorporated Stock Option Plan; Incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to Primus's Registration Statement on Form S-4, No. 333-76965, filed with the Commission on August 2, 1999.
4.13
Specimen 11 3/4% Senior Note Due 2004; Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, No. 333-90179, filed with the Commission on November 2, 1999 (the "November S-4") .
4.14	Indenture, dated October 15, 1999, between the Company and first Union National Bank; Incorporated by reference to the November S-4.
4.15	Specimen 12 3/4% Senior Note due 2009; Incorporated by reference to Exhibit A to Exhibit 4.14 hereto.
4.16	Indenture, dated February 24, 2000, between Primus and First Union National Bank; Incorporated by reference to Primus's Annual Report on Form 10-K for the year ended December 31, 1999.
4.17	Specimen 5 3/4% convertible subordinated debenture due 2007; Incorporated by reference to Exhibit A to Exhibit 4.16 hereto.
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
10.15	Primus Telecommunications Group, Incorporated-TresCom International Stock Option Plan Incorporated by reference to Exhibit 4.1 of the S-8 Registration Statement. **
10.16	Warrant Agreement between Primus and Warburg, Pincus Investors, L.P.; Incorporated by reference to Exhibit 10.6 to the TresCom Form S-1.
10.17	Form of Indemnification Agreement between Primus and its directors and executive officers Incorporated by reference to Exhibit 10.23 to the TresCom Form S-1.
10.18
Primus's 1998 Restricted Stock Plan; Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to Primus's Registration Statement on Form S-3, No. 333-86839, filed with the Commission on September 17, 1999.
10.19
Agreement for the Reciprocal Purchase of Capacity On the Systems of Each of Primus and Global Crossing Holdings Ltd. Effective as of May 24, 1999; Incorporated by reference to Primus's Annual Report on Form 10-K for the year ended December 31, 1999.
10.20	Indefeasible Right of Use Agreement between Primus Telecommunications, Inc. and Qwest Communications Corporation dated December 30, 1999. ***
10.21
Common Stock Purchase Agreement between Primus and Pilot Network Services, Inc. dated December 28, 1999; Incorporated by reference to Primus's Annual Report on Form 10-K for the year ended December 31, 1999.
10.22
Warrant to purchase up to 200,000 shares of common stock of Pilot Network Services, Inc. dated December 28, 1999; Incorporated by reference to Primus's Annual Report on Form 10-K for the year ended December 31, 1999.
10.23
Loan Agreement between Primus Telecommunications, Inc. and NTFC Capital Corporation dated November 22, 1999; Incorporated by reference to Primus's Annual Report on Form 10-K for the year ended December 31, 1999.

10.24
Resale Registration Rights Agreement among Primus, certain of its subsidiaries, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Morgan Stanley & Co. Incorporated dated February 24, 2000; Incorporated by reference to Primus's Annual Report on Form 10-K for the year ended December 31, 1999.
10.25
Multi-Currency Credit Facility Agreement between Primus Telecommunication Limited and Ericsson I.F.S; Incorporated by reference to Primus's Annual Report on Form 10-K for the year ended December 31, 1999.
21.1	Subsidiaries of the Registrant; Incorporated by reference to Primus's Annual Report on Form 10-K for the year ended December 31, 1999.
27.1	Financial Data Schedule for Primus for the three months ended September 30, 2000. *

*
Filed herewith

**
Compensatory benefit plan

***
Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.

QuickLinks

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Other Operating Data
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX