Form 10-K405
period 2000-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2001-04-02
CIK 1006837

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-29-092

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1708481 (I.R.S. Employer Identification No.)
1700 Old Meadow Road, Suite 300 McLean, VA (Address of principal executive offices)	22102 (Zip Code)

(703) 902-2800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Non-affiliates of Primus Telecommunications Group, Incorporated held 40,773,012 shares of Common Stock as of February 28, 2001. The fair market value of the stock held by non-affiliates is $121,044,879 based on the sale price of the shares on February 28, 2001.

As of February 28, 2001, 52,188,437 shares of Common Stock, par value $.01, were outstanding.

Documents Incorporated by Reference:

    Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

General

    We are a global facilities-based Total Service Provider offering bundled international and domestic Internet, data and voice services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia and Japan. We serve the demand for high-quality, low cost international communications services which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of data and Internet traffic.

    We primarily target customers with significant international long distance usage, including small- and medium-sized enterprises (SMEs), multinational corporations, ethnic residential customers and other telecommunications carriers and resellers. We also target Internet-based businesses as we deploy our global asynchronous transfer mode (ATM) + Internet protocol (IP) network. As of December 31, 2000, we had approximately 2.0 million customers. We provide our customers with a portfolio of competitively priced services, including:

  •
  international and domestic long distance services and private networks;

  •
  prepaid and calling cards, toll-free services and reorigination services;

  •
  local services in Australia, Canada, Puerto Rico and the United States Virgin Islands;

  •
  ATM+IP broadband services;

  •
  dial-up, dedicated and high-speed Internet access;

  •
  managed and shared Web hosting services and applications;

  •
  voice over IP (VOIP) services;

  •
  e-commerce applications and services; and

  •
  co-location services.

    By constructing and expanding our network, we have reduced costs, improved service reliability and increased flexibility to introduce new products and services. We believe that, as the volume of telecommunications traffic carried on our network increases, we should continue to improve profitability as we more fully utilize our network capacity and realize economies of scale. Currently, over 25 countries are connected directly to our network. We expect to continue to expand our data and voice network as customer demand justifies the capital investment.

Strategy

    Our objective is to become a leading global provider of international and domestic Internet, data, e-commerce and voice services. Key elements of our strategy include:

  •
  Provide One-Stop Shopping for Internet, Data and Voice Services: We offer in selected markets, and intend to offer our customers in each of the markets we serve, a portfolio of bundled Internet, data and voice services. We typically enter international markets in the early stages of deregulation by initially offering international long distance voice services and subsequently expanding our portfolio of offerings to include Internet access and data services. By bundling our traditional voice services with data and Internet services, we believe that we will attract and retain a strong base of retail business and residential customers.

  •
  Expand the Reach and Data Capabilities of Our Global Network: Through the geographic expansion of our global network, we expect to be able to increase the amount of our on-net traffic and thereby continue to reduce transmission costs and operating costs as a percentage of revenue, improve gross margins, reduce reliance on other carriers, and improve service reliability. In addition, we are leveraging our existing network to provide an ATM, frame relay and IP-based data and voice communications over a global broadband ATM+IP network. We also offer Web hosting services at various locations in our core markets.

  •
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

  •
  Grow Through Selected Acquisitions, Joint Ventures and Strategic Investments: As part of our business strategy, we frequently evaluate potential acquisitions, joint ventures and strategic investments, some of which may be material, with companies in the voice, data and Internet businesses. We view acquisitions, joint ventures and strategic investments as a means to enter additional markets, add new products and market segments, expand our operations within existing markets and generally accelerate the growth of our customer and revenue base. We target voice and data service providers, Internet service providers (ISPs) and Web hosting companies with an established customer base, complementary operations, telecommunications licenses, experienced management or network facilities in our target markets. In particular, we anticipate that we will make additional investments in or acquisitions of ISPs and other Internet-related and data service businesses worldwide.

RECENT DEVELOPMENTS, INVESTMENTS AND ACQUISITIONS

Early Extinguishment of Debt

    In January 2001, we purchased $38.2 million of principal amount of our high yield debt and convertible debentures, prior to maturity, and exchanged $129.6 million in principal amount of the 2000 Convertible Debentures for 8,308,258 shares of our common stock. The after-tax extraordinary gain of approximately $106.0 million on early extinguishment of the debt is expected to be reflected in the first quarter 2001 results.

    In December 2000, we purchased $60.1 million principal amount of our high yield debt and convertible debentures, prior to maturity, for $19.2 million in cash. This resulted in an after-tax extraordinary gain of $41.0 million for the year ended December 31, 2000.

Acquisition of iO2

    In September 2000, we acquired 100% of the assets of iO2Group, Inc. ("iO2"), an Internet services firm, for approximately $0.4 million in cash. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels and certain other business requirements are met. Such consideration will be paid in shares of our common stock and the maximum number of shares payable as of December 31, 2000 is 42,707. The value of the shares, if any, will be recorded as additional cost of the acquired company when the number of shares to be delivered becomes probable.

Acquisition of Seker

    In August 2000, we acquired 100% of Seker BBS S.A. ("Seker"), a Spanish ISP, for $1.1 million. We paid $0.5 million in cash and 21,953 shares of our common stock; $0.1 million remained payable in cash at December 31, 2000. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels and certain other business requirements are met. The maximum amount of remaining consideration payable at December 31, 2000 is approximately $0.1 million, and will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable.

Acquisition of Nexus

    In August 2000, we acquired 100% of Nexus Comunicaciones S.A. ("Nexus"), a Spanish ISP, for $0.9 million. We paid $0.4 million in cash and 16,618 shares of our common stock; $0.1 million remained payable in cash at December 31, 2000. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels and certain other business requirements are met. The maximum amount of remaining consideration payable at December 31, 2000 is approximately $0.1 million, and will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable.

Acquisition of CTE

    In June 2000, we acquired 100% of CTE Networks ("CTE"), a long distance reseller, for $12.3 million. We paid $8.3 million in cash and 50,269 shares of our common stock; $2.6 million remained payable in cash and shares at December 31, 2000.

Acquisition of A-Tel

    In May 2000, we acquired 90.1% of A-Tel GmbH ("A-Tel"), a German reseller of voice traffic to small- and medium-sized enterprises for $1.4 million in cash. Subsequently, in December 2000, we acquired the remaining 9.9% for $0.1 million in cash.

Acquisition of InterNeXt

    In May 2000, we acquired 100% of InterNeXt S.A. ("InterNeXt"), an ISP with national facilities in France, for $13.1 million, comprised of $12.0 million in cash and 33,446 shares of our common stock. At December 31, 2000, $1.3 million remained payable in cash.

Acquisition of Global Sales

    In May 2000, we acquired 100% of Global Sales Pty., Ltd. ("Global Sales"), an agent serving our retail operations in Australia, for $1.3 million in cash.

Acquisition of DIPL

    In April 2000, we acquired a controlling interest in Direct Internet Private Limited ("DIPL"), an India-based company providing Internet services, for $2.6 million in cash.

Acquisition of Bekko

    In March 2000, we acquired 37% and control of Bekkoame Internet, Inc. ("Bekko"), a Japanese facilities-based ISP, for $11.0 million in cash.

Acquisition of Shore.Net

    In March 2000, we acquired 100% of Eco Software, Inc. ("Shore.Net"), a business-focused ISP based in the United States, for $44.5 million, comprised of $22.9 million in cash and 477,886 shares of our common stock.

Acquisition of Citrus

    In February 2000, we acquired 51% of each of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), a reseller of voice traffic and seller of telecommunications equipment and accessories, for $1.0 million, comprised of $0.9 million in cash and 2,092 shares of our common stock.

Acquisition of LCR Telecom

    In February 2000, we acquired over 96% of the common stock of LCR Telecom Group, Plc ("LCR Telecom"), and subsequently we acquired the remaining shares for a total of 100%, in exchange for 2,216,632 shares of our common stock valued at $93.2 million. Acquisition expenses increased the total purchase price to $96.1 million. The purchase price is subject to adjustment and may be increased to a total of 2,278,632 shares.

Acquisition of Sensitel

    In January 2000, we acquired 100% of Sensitel Communications Inc. ("Sensitel"), a Canadian reseller of local services to small- and medium-sized business customers, for $0.1 million in cash.

Acquisition of Infinity Online

    In January 2000, we acquired 100% of Infinity Online Systems ("Infinity Online"), an ISP based in Ontario, Canada, for $2.3 million, comprised of $1.2 million in cash and 29,919 shares of our common stock.

Description of Operating Markets

    The following is a description of our operations in each of our primary service regions:

    United States.  In the United States, we provide long distance services to small- and medium-sized businesses, residential customers, multinational corporations and other telecommunication carriers. We operate international gateway telephone switches in the New York City area, Washington, Fort Lauderdale and Los Angeles which are connected with countries in Europe, Latin America and the Asia-Pacific region through owned and leased international fiber cable systems. We maintain a direct sales organization in New York and Virginia to sell to business customers and have telemarketing centers in Tampa and Iowa. To reach residential customers, we advertise nationally in ethnic newspapers and other publications, offering discounted rates for international calls to targeted countries. We also utilize independent agents to reach and enhance sales to both business and residential customers and have established a direct sales force for marketing international services to other long distance carriers. We maintain customer service centers in Florida, Virginia and Iowa, and operate a 24-hour global network management control center in Virginia that monitors our network. We also operate network management control centers in London and Sydney. In addition to international long distance services, we provide local service in Puerto Rico and the United States Virgin Islands.

    In the United States, we also offer digital subscriber line (DSL) Internet access services to business and residential customers through the assets acquired from Digital Select in November 1999. In addition, we provide Web site development and services through our acquisition of 1492 Technologies in November 1999, Shore.Net in March 2000 and iO2 in September 2000. We also provide managed and shared Web hosting and e-commerce applications and services through our data centers located in McLean, Virginia and Lynn, Massachusetts.

    Canada.  In Canada, we provide long distance services to small- and medium-sized businesses, residential customers and other telecommunication carriers and have sales and customer service offices in Vancouver, Toronto and Montreal. We operate international gateway switches in Toronto and Vancouver, maintain points-of-presence (POPs) in Ottawa, Montreal and Calgary, and own interexchange circuits on an indefeasible rights of use (IRU) basis. In Canada, we offer Internet access services through our February 1999 acquisition of GlobalServe Communications, Inc., our May 1999 acquisition of ACC Telenterprises and January 2000 acquisition of Infinity Online. In June 2000, we acquired CTE, a long distance reseller. We are also building a second state-of-the-art data center outside of Toronto, Canada.

    Europe.  We are a fully-licensed carrier in the United Kingdom and provide domestic and international long distance services to residential customers, small businesses, and other telecommunications carriers. We have expanded our base of customers through our acquisition of LCR Telecom in February 2000. We operate an Ericsson AXE-10 international gateway telephone switch in London, which is directly connected to the United States and is directly connected to continental Europe via our international gateway switch in Frankfurt, Germany. In addition, in London we have an Intelsat earth station and lease capacity on the Intelsat-62 satellite. This earth station is able to carry voice, data and Internet traffic to and from countries in the Indian Ocean/Southeast Asia region. Our European operations are headquartered in London. We maintain both a 24-hour customer service call center and a 24-hour network management control center which monitors our European network. We have constructed a state-of-the-art data center for Web hosting and e-commerce services in London. We market our services in the United Kingdom using a combination of direct sales, agents, and direct media advertising primarily to ethnic customers who make a higher-than-average percentage of international calls.

    We operate an Ericsson AXE-10 switch in Paris and provide service to retail business and residential customers in France. In Germany, we operate an AXE-10 switch in Frankfurt with POPs in Munich, Dusseldorf, Berlin and Hamburg. We hold a Class-4 switched voice telephone license in Germany, an L34.1 switched voice license in France and a voice services license in Switzerland. We have expanded our base of SME customers in Germany through our acquisitions of A-Tel and Citrus. We have recently acquired two Spanish ISPs, Nexus and Seker, which operate an Internet backbone in Spain. With these acquisitions we can now begin to offer bundled voice, data and Internet services to existing and new customers in Spain. Through our acquisition of InterNeXt, we have begun providing value-added ISP services and Web hosting services in France, and have opened a state-of-the-art data center in London's Canary Wharf section which offers shared and managed hosting services as well as e-commerce applications and services.

    Asia-Pacific.  We are a licensed carrier permitted to own and operate transmission facilities in Australia. We are the fourth largest long distance company in Australia based on revenues, providing domestic and international long distance services, data and Internet access services, as well as local and cellular service on a resale basis, to small- and medium-sized business customers and ethnic residential customers. We have invested substantial resources to build a national domestic long distance network. We operate a five-city switched network using Northern Telecom switches in Sydney, Melbourne, Perth, Adelaide and Brisbane with over 100 POPs covering over 90% of Telstra local exchanges. We maintain both a 24-hour customer service center and a network management control center in Australia.

    In March 1998, we purchased a controlling interest in Hotkey, an Australia-based ISP, and in April 1998, we acquired all of the outstanding stock of Eclipse, an Australia-based data communications service provider. In February 1999, we purchased the remaining stock in Hotkey. In May 2000, we acquired Global Sales, an agent serving the Company's retail operations in Australia. We also recently constructed our Australian data center in Melbourne which offers hosting, bandwidth and e-commerce applications and services. The acquisitions positioned us to offer a complete range of telecommunications services for corporate customers in Australia, including fully integrated voice and data networks, as well as Internet access. We market our services through a combination of direct sales to small- and medium-sized business customers, independent agents which market to business and residential customers and media advertising aimed at ethnic residential customers living in Australia who make a high volume of international calls.

    We entered the Japanese market in late 1997 through the TelePassport/USFI acquisition. In March 2000, we purchased 37% and control of Bekko, a Japanese ISP. We maintain an office in downtown Tokyo and operate an international gateway switch to provide international calling services to resellers and small businesses. We interconnect our Tokyo switch to Los Angeles. We have a Type I carrier license, which permits us to provide selected telecommunications services using our own facilities in Japan. We market our services in Japan through direct sales and relationships that we are establishing with business partners.

Services

    We offer a broad array of communications services through our network and through interconnection with the networks of other carriers. Our decision to offer certain services in a market is based on competitive factors and regulatory restraints within the market. Below is a summary of services we offer:

  •
  International and Domestic Long Distance. We provide international long distance voice services terminating in over 240 countries, and provide domestic long distance voice services within selected countries within our principal service regions.

  •
  Private Network Services. For business customers, we design and implement international private network services that may be used for voice, data and video applications.

  •
  Data and Internet Services. In Australia, we offer data transfer services over ATM and frame relay networks in addition to Internet access services. In Canada, we offer Internet access services through our February 1999 acquisition of GlobalServe, our May 1999 acquisition of ACC Telenterprises and our January 2000 acquisition of Infinity Online. In Germany, we offer Internet access services through our May 1999 acquisition of TCP/IP, and September 1999 acquisition of TouchNet. In Brazil, we offer Internet access services through our November 1999 acquisition of 51% of Matrix Internet, which also maintains an Internet portal. In France we offer value-added ISP services through our acquisition of InterNeXt. We also offer Web design, Web hosting, co-location and e-commerce services in our primary operating regions, including the United States, Canada, the United Kingdom, France, Germany and Australia. In November 1999 we acquired 1492 Technologies, an Internet Web site development and service firm, and substantially all of the assets of Digital Select, a provider of DSL Internet access. In March 2000, we acquired Shore.Net, a provider of Web hosting services.

  •
  Reorigination Services. In selected countries, we provide call reorigination services which allow non-United States country to country calling to originate from the United States, thereby taking advantage of lower United States accounting rates.

  •
  Voice over IP Services. We offer to ISPs and telecommunications carriers worldwide VOIP services both over the public Internet as well as direct point-to-point VOIP services over our ATM+IP network.

  •
  Local Switched Services. We intend to provide local service on a resale basis as part of our "multi-service" marketing approach, subject to commercial feasibility and regulatory limitations.

    We currently provide local service in Australia, Canada, Puerto Rico and the United States Virgin Islands.

  •
  Toll-free Services. We offer domestic and international toll-free services within selected countries in our principal service regions.

  •
  Cellular Services. We resell Telstra digital cellular services in Australia.

  •
  Prepaid and Calling Cards. We offer prepaid and calling cards that may be used by customers for domestic and international telephone calls both within and outside of their home country.

Network

    General.  We have deployed a global intelligent telecommunications network consisting of international and domestic switches, related peripheral equipment, undersea fiber optic cable systems and leased satellite and cable capacity. We believe that our network allows us to control both the quality and cost of the on-net communications services we provide to our customers. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, uses SS7 signaling and is supported by comprehensive monitoring and technical services. Our network consists of:

  •
  a global backbone network connecting international gateway switches in our principal service regions;

  •
  a domestic long distance network presence within certain countries within our principal service regions; and

  •
  a combination of owned and leased transmission facilities, resale arrangements and foreign carrier agreements.

    Each of our international gateway switches is connected to our domestic and international networks as well as those of other carriers in a particular market, allowing us to:

  •
  provide seamless service;

  •
  package and market the voice and data services purchased from other carriers under the "Primus" brand name; and

  •
  maintain a substantial portion of each market's United States-bound return traffic through our integrated communications network to maintain quality of service and cost efficiencies and increase gross margins.

    Switches and Points of Presence.  Our network consists of 23 carrier-grade switches, including 19 international gateway switches and four domestic switches in Australia. We currently operate more than 300 POPs and Internet access nodes within our principal service regions.

    Here is further information about the location and type of our switches:

Location	Type of Switch
New York City(3)	International Gateway
Los Angeles	International Gateway
Washington	International Gateway
Fort Lauderdale	International Gateway
Toronto	International Gateway
Vancouver	International Gateway
London(2)	International Gateway
Paris	International Gateway
Frankfurt	International Gateway
Sydney	International Gateway
Tokyo	International Gateway
Copenhagen	International Gateway
Milan	International Gateway
Madrid	International Gateway
Zurich	International Gateway
Puerto Rico	International Gateway
Adelaide	Domestic
Brisbane	Domestic
Melbourne	Domestic
Perth	Domestic

    Fiber Optic Cable Systems.  Where our customer base has developed sufficient traffic, we have purchased and leased undersea and land-based fiber optic cable transmission capacity to connect to our various switches. Where traffic is light or moderate, we obtain capacity to transmit traffic on a per-minute variable cost basis. When traffic volume increases and such commitments are cost effective, we either purchase lines or lease lines on a monthly or longer term basis at a fixed cost and acquire economic interests in transmission capacity through minimum assignable ownership units (MAOUs) and indefeasible rights of use (IRUs) to international traffic destinations. The following chart sets forth a listing of the undersea fiber optic cable systems in which we have capacity (which includes both MAOUs and IRUs):

Cable System	Countries Served	Status
TAT 12/13	United States—United Kingdom	Existing
Gemini	United States—United Kingdom	Existing
CANTAT	United States—Germany	Existing
	United States—Canada	Existing
CANUS	United States—Canada	Existing
FLAG	United Kingdom—Italy	Existing
	United Kingdom—Israel	Existing
UK—France 5	United Kingdom—France	Existing
Arianne	France—Greece	Existing
CIOS	United Kingdom—Israel	Existing
Aphrodite	United Kingdom—Cyprus	Existing
TPC 5	United States—Japan	Existing
APCN	Japan—Indonesia	Existing
Jasaurus	Indonesia—Australia	Existing
Atlantic	United States—United Kingdom	Existing
Crossing-1

Columbus II	United States—Mexico	Existing
Americas I	United States—Brazil	Existing
	United States—United States Virgin Islands	Existing
	United States Virgin Islands—Trinidad	Existing
PTAT-1	United States—United States Virgin Islands	Existing
CARAC	United States—United States Virgin Islands	Existing
Taino—Carib	United States Virgin Islands—Puerto Rico	Existing
Bahamas I	United States—Bahamas	Existing
ECMS	United States Virgin Islands—Antigua—St. Martin—St. Kitts—Martinique—Guyana	Existing
CANTAT 3	United States—Denmark	Existing
ODIN	Netherlands—Denmark	Existing
RIOJA	Netherlands—Belgium	Existing
Pacific	United States—Japan	Existing
Crossing I
Semewea 3	Germany—Cyprus	Existing
Antillas 1	Puerto Rico—Dominican Republic	Existing
Columbus III	United States—Spain	Existing
Southern Cross	United States—Australia	Existing
JPN—US	United States—Japan	Under Construction
Americas II	United States—Brazil—Puerto Rico	Under Construction
Pan American	United States Virgin Islands—Aruba—Venezuela—Panama—Colombia—Ecuador—Peru—Chile—Panama	Under Construction
Bahamas 2	United States—Bahamas	Under Construction
MONA	Puerto Rico—Dominican Republic	Under Construction

    In December 1999, we expanded our existing fiber capacity agreement with Qwest. Pursuant to this expansion, we agreed to purchase approximately $23.2 million of fiber capacity which will provide us with an ATM+IP based international broadband backbone of nearly 11,000 route miles of fiber optic cable in the United States and overseas, and will provide us with access to OC-3 and OC-12 capacity between our six existing gateway switches in the United States and up to at least nine future POPs in 12 cities in the United States including New York, Los Angeles, San Francisco, Chicago, Boston and Washington, DC. Under the agreement, we also may choose to expand to OC-48 capacity as our bandwidth requirements increase. This network expansion has enabled us to carry an increasing percentage of our global data, Internet and voice traffic on our network, particularly from our international ISP customers whose Internet traffic is often routed through the United States. In March 2000, we agreed to purchase an additional $20.8 million of fiber capacity. On May 24, 1999 through a capacity purchase agreement with Global Crossing Holdings Ltd., we agreed to purchase up to $50 million of fiber capacity on Global Crossing's Canada-wide network. In June 2000, we committed to purchase on an IRU basis a national network from AT&T Canada. In December 2000, we committed to purchase fiber from Optus in Australia to eliminate leased domestic lines from Telstra.

    Foreign Carrier Agreements.  In selected countries where competition with the traditional PTTs is limited or is not currently permitted, we have entered into foreign carrier agreements with PTTs or other service providers which permit us to provide traffic into and receive return traffic from these countries. We have existing foreign carrier agreements with PTTs and other licensed operators in Cyprus, Greece, India, Iran, Italy, New Zealand, the Philippines, Belgium, Denmark, Israel, Ireland, Singapore, Malaysia, Japan, Australia, France, Switzerland, Argentina, the Bahamas and the Dominican Republic and maintain additional agreements with other foreign carriers in other countries.

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

    Planned Expansion of Network.  We provide services over our network, which consists of 23 carrier-grade switches, including 19 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom and four domestic switches in Australia. We intend to continue to invest in additional switches and POPs in major metropolitan areas of our principal service regions as the traffic usage warrants the expenditure.

    Planned Enhancement of Network for Data and Internet Services.  Pursuant to our agreement with Qwest, we have invested in an Internet backbone network and an overlay to our existing network architecture that will enable our existing global network to carry Internet and data traffic for our business, residential, carrier and ISP customers. This network uses packet switched technology, including Internet protocol and ATM, in addition to traditional circuit switched voice traffic. This network investment will allow us to offer to existing and new customers a full range of data and voice communications services, including, in selected geographic areas, dial-up and dedicated Internet access, Web hosting, e-commerce, managed virtual private network services, and ATM and frame relay data services.

Customers

    As of December 31, 2000, Primus had approximately 2.0 million business and residential customers. Set forth below is a description of our customer base:

  •
  Businesses. Our business sales and marketing efforts target small- and medium-sized businesses with significant international long distance traffic. More recently, we also have targeted larger multi-national businesses. We now offer a broad array of bundled services (including long distance voice, Internet, data and cellular services) in approximately 10 major markets, including the United States, Canada, Australia, the United Kingdom, Germany, France, Japan and Italy. We believe that businesses are and will continue to be attracted to us primarily due to price savings compared to traditional carriers and, secondarily, due to our personalized approach to customer service and support, including customized billing and bundled service offerings.

  •
  Residential Customers. Our residential sales and marketing strategy targets ethnic residential customers who generate high international long distance traffic volumes. We believe that such customers are attracted to us because of price savings as compared to traditional carriers, simplified pricing structure, and multilingual customer service and support. We are now offering Internet access to our residential customers in select markets and expanding our Internet and data offerings to additional markets and bundle them with traditional voice services.

  •
  Telecommunications Carriers, Resellers and ISPs. We compete for the business of other telecommunications carriers and resellers primarily on the basis of price and service quality. Sales to other carriers and resellers help us maximize the utilization of our network and thereby reduce our fixed costs per minute of use.

    We strive to provide personalized customer service and believe that the quality of our customer service is one of our competitive advantages. Our larger customers are covered actively by dedicated account and service representatives who seek to identify, prevent and solve problems. We provide toll-free, 24-hour a day customer service which can be accessed to complete collect, third party, person-to-person, station-to-station and credit card validation calls. We also provide a multi-lingual "Trouble Reporting Center" for our residential customers.

Sales and Marketing

    We market our services through a variety of sales channels, as summarized below:

  •
  Direct Sales Force. As of December 31, 2000, our direct sales force was comprised of 486 full-time employees who focus on business customers with substantial international traffic, including multinational businesses and international governmental organizations. We use our direct sales force to offer bundled voice, Internet and data services to existing and new business customers. As of December 31, 2000, we employed approximately 85 full-time direct sales representatives focused on ethnic residential consumers and direct sales representatives who exclusively sell wholesale services to other long distance carriers and resellers. Direct sales personnel are compensated with a base salary plus commissions. We currently have offices in New York City, Virginia, Tampa, Puerto Rico, St. Thomas, Montreal, Toronto, Vancouver, Mexico City, London, Frankfurt, Adelaide, Brisbane, Melbourne, Perth, Sydney and Tokyo.

  •
  Independent Sales Agents. We also sell our services through independent sales agents and representatives, who typically focus on residential consumers and small- and medium-sized businesses. An agent receives commissions based on revenue generated by customers obtained for us by the agent. We also provide additional incentives in the form of restricted stock to those agents that meet certain revenue growth targets. We usually grant only nonexclusive sales rights and require our agents and representatives to maintain minimum revenues. We also market our services through representatives of network marketing companies.

  •
  Telemarketing. We employ full-time telemarketing sales personnel in our Tampa call center to supplement sales efforts to ethnic residential consumers and small- and medium-sized business customers.

  •
  Media and Direct Mail. We use a variety of print, television and radio advertising to increase name recognition and generate new customers. We reach ethnic residential customers by print advertising campaigns in ethnic newspapers, and by advertising on select radio and television programs.

Management Information and Billing Systems

    We have various management information, network and customer billing systems in our different operating subsidiaries to support the functions of network and traffic management, customer service and customer billing. For financial reporting, we consolidate information from each of our markets into a single database. For our billing requirements in the United States, we use a customer billing system developed by Electronic Data Systems Inc. (EDS) which supplies, operates and maintains this system and is responsible for providing backup facilities and disaster recovery. The EDS system is widely used in the telecommunications industry and has been customized to meet our specific needs. Elsewhere, we use other third party systems or systems developed in-house to handle our billing requirements. We bill all of our business, reseller and residential customers directly in all of our principal service regions. We have also chosen Portal Software, Inc.'s customer management and billing software to provide a business infrastructure for our worldwide Internet and data service offerings.

    We believe that our financial reporting and billing systems are generally adequate to meet our needs in the near term. We are working to ensure that our European financial systems are adequate to handle the conversion to the Euro currency for 2002. As we continue to grow, we will need to invest additional capital to purchase hardware and software, license more specialized software, increase capacity and link our systems among different countries.

Competition

  Voice

    The international communications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. We believe that long distance service providers compete on the basis of price, customer service, product quality and breadth of services offered. In each country of operation, we have numerous competitors. We believe that as the international communications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984. Prices for long distance voice calls in the markets in which we compete have declined historically and are likely to continue to decrease. In addition, many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks.

    Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, regional Bell operating companies will be allowed to enter the long distance market; AT&T, MCI/WorldCom and other long distance carriers will be allowed to enter the local telephone services market and cable television companies and utilities will be allowed to enter both the local and long distance telecommunications markets. In addition, competition has begun to increase in the European Union communications markets in connection with the deregulation of the telecommunications industry in most EU countries, which began in January 1998. This increase in competition could adversely affect net revenue per minute and gross margin as a percentage of net revenue.

    The following is a brief summary of the competitive environment in selected countries within each of its principal service regions:

North America.

  •
  The United States. In the United States, which is the most competitive and among the most deregulated long distance markets in the world, competition primarily is based upon pricing, customer service, network quality and the ability to provide value-added services. AT&T is the largest supplier of long distance services, with MCI/WorldCom and Sprint being the next largest providers. As a result of recently enacted federal legislation, we now also compete with regional Bell operating companies, local exchange carriers and ISPs in providing domestic and international long distance services.

  •
  Canada. The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants including us. We compete with facilities-based carriers, other resellers and rebillers, primarily on the basis of price. The principal facilities-based competitors include the former Stentor member companies, in particular, Bell Canada, the dominant supplier of local and long distance services in Canada, and TELUS Communications, the next largest Stentor company, as well as non-Stentor companies, Teleglobe Canada and Call-Net Enterprises (Sprint Canada). The former Stentor member companies discontinued their alliance on January 1, 1999 and now Bell Canada and TELUS compete against one another for the first time. In a significant development, Bell Canada's parent, BCE Inc., announced a C$9.6 billion stock bid for Teleglobe in February 2000.

Europe.

  •
  United Kingdom. Our principal competitors in the United Kingdom are British Telecom, the dominant supplier of telecommunications services in the United Kingdom, and Cable & Wireless Communications. Other competitors in the United Kingdom include Colt, Energis, GTS/Esprit and RSL Communications. We compete in the United Kingdom and continental Europe, and expect to compete in other European countries, by offering competitively-priced bundled and stand-alone services, personalized customer service and value-added services.

  •
  Germany. Our principal competitor in Germany is Deutsche Telekom, the dominant carrier. We also compete with Mannesmann ARCOR/O.tel.o Communications, VIAG Interkom, MobilCom, Talkline, NTS/Colt, MCI/WorldCom and RSL Communications. Additionally, we also face competition from other licensed public telephone operators that are constructing their own facilities-based networks, cable companies and switch-based resellers, including the emerging German local exchange carriers known as "City Carriers".

Asia-Pacific.

  •
  Australia. Australia is one of the most deregulated and competitive communications markets in the Asia-Pacific region. Our principal competitors in Australia are Telstra, the dominant carrier, Cable & Wireless Optus, AAPT and a number of other switchless resellers. We compete in Australia by offering a comprehensive menu of competitively-priced products and services, including value-added services, and by providing superior customer service and support. We believe that competition in Australia will increase as more companies are awarded carrier licenses in the future.

  •
  Japan. Our principal competitor in Japan is KDD, the dominant carrier, as well as Japan Telecom, IDC and a number of second tier carriers, including Cable & Wireless, MCI/WorldCom and ATNet.

  Data/Internet

    The market for data services and Internet services is extremely competitive. We anticipate that competition will continue to intensify. Our current and prospective competitors offering these services include national, international, regional and local Internet service providers such as AOL and EarthLink, Web hosting companies including Exodus and Digex, other long distance and international long distance telecommunications companies, including AT&T, MCI/WorldCom and Sprint, local exchange telecommunications companies such as Verizon and SBC, cable television, direct broadcast satellite, wireless communications providers and on-line service providers. Many of these competitors have a significantly greater market presence, experience, expertise and brand recognition than we do. Many of our competitors also have greater financial, technological and marketing resources than those available to us.

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

    International Service Regulation.  International common carriers like us are required to obtain authority under Section 214 of the Communications Act and file a tariff containing the rates, terms and conditions applicable to their services prior to initiating or transferring their international telecommunications services. We have obtained all required authorizations from the FCC to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services and have filed a tariff. The FCC recently announced that international services would be detariffed. This detariffing will give us greater pricing flexibility in our service offerings. Absent a tariff filing, however, we will no longer be entitled to legal protection under "filed rate doctrine" which provides protection to carriers from customers' legal actions challenging terms and conditions of services.

    In addition to the general common carrier principles, we must conduct our international business in compliance with the FCC's International Settlements Policy, the rules that establish the permissible boundaries for United States-based carriers and their foreign correspondents to settle the cost of terminating each others' traffic over their respective networks.

    Domestic Service Regulation.  We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to expand our domestic interstate operations, but we are required to obtain FCC approval to transfer control or discontinue service and to maintain a tariff on file at the FCC, file various reports and pay various fees and assessments. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. As a nondominant carrier, we are subject to the FCC's complaint jurisdiction. In particular, we may be subject to complaint proceedings in conjunction with alleged noncompliance such as unauthorized changes in a customer's preferred carrier. The Telecommunications Act of 1996 also addresses a wide range of other telecommunications issues that may potentially impact our operations.

    As of July 31, 2001, the FCC will require all common carriers of Domestic Interstate services to cancel their tariffs and provide service in accordance with contracts with customers. As a result, we will no longer be subject to protection under the filed rate doctrine which provides protection to carriers from customers' legal actions challenging terms and conditions of services.

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

    The FCC has also significantly revised the universal service subsidy regime to be funded by interstate carriers, such as us, and certain other entities. The FCC recently established new universal service funds to support qualifying schools, libraries, and rural health care providers and expanded subsidies for low income consumers. Recently the United States Court of Appeals for the Fifth Circuit reversed and remanded for reconsideration portions of the FCC's universal service subsidy plan. The FCC has requested certiorari from the United States Supreme Court. The outcome of these proceedings or their effect cannot be predicted.

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

    Wireless Service Regulations.  Through TresCom, we hold a variety of wireless licenses issued by the FCC. As a licensee authorized to provide microwave and satellite earth station services, we are subject to Title III of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, and FCC regulations promulgated thereunder. Pursuant to Title III, foreign entities may not directly hold more than 20% of the stock or other ownership interests in an entity, including Primus, that holds certain types of FCC licenses, such as the wireless licenses held by TresCom and referred to above. In addition, unless granted an FCC waiver, foreign citizens and entities may not indirectly hold 25% or more of the stock or other ownership interest in such entities.

Canada

    The operations of telecommunications carriers are regulated by the Canadian Radio-television and Telecommunications Commission (CRTC), which has recently established a new competitive regulatory framework governing the international segment of the long distance market, eliminating certain barriers to competition, consistent with Canada's commitments in the World Trade Organization Agreement. As a result, full facilities-based and resale competition has been introduced in the provision of international services in Canada, effective October 1, 1998, coincident with the elimination of traffic routing limitations on switched hubbing through the United States. In addition, foreign ownership rules for facilities-based carriers have now been waived in relation to ownership of international submarine cables landed in Canada and satellite earth stations used for telecommunications purposes. Effective January 1, 1999, all international service providers must be licensed by the CRTC under the Telecommunications Act of 1993, and we received our international license as of December 23, 1998. Our international operations will remain subject to conditions of our CRTC license, which address matters such as competitive conduct and consumer safeguards, and to a regime of contribution charges (roughly the equivalent of access charges in the United States). The CRTC recently adjusted its international services contribution regime and is preparing to conduct a review of its domestic services contribution regime in light of its recent decision to move from a per circuit to a per minute contribution charge arrangement.

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

    We are licensed under the Telecommunications Act of 1997 to own and operate transmission facilities in Australia. Under the regulatory framework, we are not required to maintain a carriage license in order to supply carriage services to the public using network facilities owned by another carrier. Instead, with respect to carriage services, we must comply with legislated "service provider" rules contained in the Telecommunications Act of 1997 covering matters such as compliance with the Telecommunications Act of 1997, operator services, regulation of access, directory assistance, provision of information to allow maintenance of an integrated public number database and itemized billing.

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

    There is no limit to the number of carriers who may be licensed. Any company that meets the relevant financial and technical standards and complies with the license application process can become a licensed carrier permitted to own and operate transmission facilities in Australia. Carriers are licensed individually, are subject to charges that are intended to cover the costs of regulating the telecommunications industry and are obliged to comply with license conditions (including obligations to comply with the Telecommunications Act of 1997, with certain commitments made in their industry development plan and with the telecommunications access regime and related facilities access obligations). Carriers also must meet the universal service obligation, to assist in providing all Australians, particularly in remote areas, with reasonable access to standard telephone services. The levy required to be paid by in connection with this obligation has been set previously at a level that is not material. The levy is currently under review. The outcome from the Australian Communications Authority's assessment and the Australian Government's policy considerations is expected to result in a levy that will not be material for us. However, there can be no guarantee that the Australian Communications Authority will not make an assessment of a universal service levy that would be material or that the Australian Government will not legislate for an outcome that would be material.

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

European Union

    In Europe, the regulation of the telecommunications industry is governed at a supra national level by the European Parliament, Council and Commission, consisting of members from the following countries: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom, and these institutions are responsible for creating pan-European policies and, through legislation, developing a regulatory framework to ensure an open, competitive telecommunications market.

    In March 1996, the EU adopted the Full Competition Directive containing two provisions which required EU member states to allow the creation of alternative telecommunications infrastructures by July 1, 1996, and which reaffirmed the obligations of EU member states to abolish the PTTs' monopolies in voice telephony by 1998. Certain EU countries were allowed to delay the abolition of the voice telephony monopoly based on derogations established in the Full Competition Directive. These countries include Luxembourg (July 1, 1998), Spain and Ireland (which were liberalized on December 1, 1998), Portugal (January 1, 2000) and Greece (December 31, 2000).

    Each EU member state in which we currently conduct or plan to conduct our business has a different regulatory regime and such differences have continued beyond January 1998. The requirements for us to obtain necessary approvals vary considerably from country to country and are likely to change as competition is permitted in new service sectors. Most EU member states require companies to obtain a license in order to provide voice telephony services or construct and operate telecommunications networks. However, the EU generally does not permit its member states to require individual licenses for other types of services. In addition, we have obtained and will continue to seek to obtain interconnection agreements with other carriers within the EU. While EU directives require that dominant carriers offer cost-based and non-discriminatory interconnection to competitors, individual EU member states have implemented and may implement this requirement differently. As a result, we may be delayed in obtaining or may not be able to obtain interconnection in certain countries that would allow us to compete effectively. Moreover, there can be no guarantee that long distance providers like us will be able to afford customers "equal access" to their networks, and the absence of such equal access could put such long distance companies at a disadvantage with respect to existing PTTs.

    The European Commission proposed a new legislative package to the European Parliament and Council on July 12, 2000. The proposed new regulatory regime seeks to reinforce competition, particularly at a local level, mainly by opening up the competition in the local loop. The Regulation of the European Parliament and Council on unbundled access to the local loop came into force on January 2, 2000 and the rest of the legislative package (comprising of directives on the new framework of the legislation, licensing and authorisation, access and interconnection, universal service and data protection) is due to be in place by the beginning of 2002.

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

    In 1991, the British government established a "multi-operator" policy to replace the duopoly that had existed between British Telecom and Cable & Wireless Communications. Under the multi-operator policy, the Department of Trade and Industry recommends the grant of a license to operate a telecommunications network to any applicant that it believes has a reasonable business plan and where there are no other overriding considerations not to grant such license. All public telecommunications operators operate under individual licenses granted by the Secretary of State for Trade and Industry pursuant to the United Kingdom Telecommunications Act. An operator with who is providing certain publicly available network or telecommunications services (bearer services) and running a system with which to interconnect to others can apply for listing in the United Kingdom as an Annex II operator under the Telecommunications (Interconnection) Regulations 1997 and as such will be entitled to request interconnection from other Annex II operators. Under the terms of British Telecom's license, it is required to allow any such licensed operator to interconnect its system to British Telecom's system, unless it is not reasonably practicable to do so (e.g., due to incompatible equipment).

    Our subsidiary, Primus Telecommunications Limited, holds a Public Telecommunications Operator ("PTO") license that authorizes it to provide fixed link telecommunications services of all types in the United Kingdom, all international resale services and international facilities based services including switched voice services over leased private lines to all international points and international and United Kingdom domestic facilities-based voice services. The PTO license enables the holder to acquire ownership interests in or construct the United Kingdom half circuit of any IRU as well as backhaul and other United Kingdom domestic facilities provision. In addition the PTO license enables us to acquire ownership interests in the United Kingdom half-circuit of satellite space segment in order to provide satellite-based services, it is also necessary to apply for a Wireless Telegraphy Act 1949 license which authorizes the use of the spectrum.

    Telegroup UK Ltd. also holds a Annex II PTO license which was originally an international facilities based license granted on December 30, 1997 amended as effective September 27, 1999.

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

    Interconnection and Indirect Access.  We must interconnect our United Kingdom network to networks of other service providers in the United Kingdom and allow our end user customers to obtain access to our services in order to compete effectively in the United Kingdom. In the United Kingdom, licensed long distance carriers like us can obtain interconnection to British Telecom at cost-based rates. As of December 2000, Oftel introduced a permanent carrier pre-selection obligation into British Telecom's license which allows customers to choose between operators for different type of calls without dialing extra digits or using an autodialer box.

    Fair Trading Practices.  Under the general competition regime in the United Kingdom, the Office of Fair Trading ("OFT") is the competent authority for dealing with anti-competitive agreements and abuses of market power across all sectors of the economy. Oftel is the sector specific regulator for telecommunications with a statutory duty to promote competition in the telecommunications market which works closely with OFT on competition issues involving the telecommunications sector. There are no foreign ownership restrictions that apply to telecommunications company licensing in the United Kingdom although the Department of Trade and Industry does have a discretion as to whether to award licenses on a case by case basis. We also are subject to general European law, which, among other things, prohibits certain anti-competitive agreements and abuses of dominant market positions through Articles 81 and 82 of the Treaty of Rome.

    Anticipated Regulatory Changes.  On December 12, 2000, the UK Government published its Communications White Paper on the reform of the regulatory framework of the telecommunications and broadcasting sectors. The White Paper does not indicate whether the existing legislative framework will be repealed in its entirety and new legislation introduced, or whether the Government will simply amend the current legislation, or a combination of both. The Government has invited comments on the proposed reforms and the date/outcome of the next general election will dictate the formal implementation of programme.

Germany

    The German Telecommunications Act of 1996 liberalized all telecommunications activities as of January 1, 1998. The German Telecom Act has been complemented by several ordinances. Under the German regulatory scheme, licenses are required for the operation of transmission lines and the provision of voice telephony services. Licenses required for the operation of transmission lines are divided into 3 license classes: mobile telecommunications (license class 1); satellite (license class 2); and other telecommunications services for the general public (license class 3). In addition to the infrastructure licenses, a separate license is required for provision of voice telephony services to the general public on the basis of self-operated telecommunications networks (license class 4). A class 4 license does not include the right to operate transmission lines. All other telecommunications services (e.g. valued-added, data, etc.) are only subject to a notification requirement. We operate under a license class 4 which has been extended to a Germany-wide area license under a change of regulatory policy that requires Germany-wide area licenses for the Germany-wide offer of public switched voice telephony. License fees caused by this license extension are high, but are being challenged by a German court and have therefore not yet been imposed.

    Under the German Telecommunications Act, companies that desire to connect with Deutsche Telekom's network must enter into an interconnection agreement with the regulated interconnection tariffs. We entered into an interconnection agreement with Deutsche Telekom on February 27, 1998 at the regulated standard interconnection rates presently under court review. The interconnection agreement may be terminated by commencing a six month notice period at the end of the calendar year. After the public announcement on December 15, 1998, Deutsche Telekom, by letter of December 23, 1998, informed us that, as a matter of precaution, it terminated the interconnection agreements with us and all other carriers as of December 31, 1999 and it asked that renegotiations be opened.

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

    The RegTP established provisional interconnection tariffs in September 1997 which Deutsche Telekom has since challenged in court. These rates have been part of the standard offer of Deutsche Telekom and were valid for all interconnected and licensed carriers until the end of 1999. On December 23, 1999, RegTP adopted a decision with which new, substantially lower interconnection rates, effective as of January 1, 2000, have been permitted based on a higher rate application by Deutsche Telecom. Deutsche Telecom may have attacked these in court. Other pending complaints concern the costs of billing services provided by Deutsche Telekom to other carriers and rates for direct access to the end-user lines of Deutsche Telekom. It is expected that a final resolution to these matters will take several years.

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

    Further, the general price depression in the end-customer market along with the fact that the RegTP has authorized Deutsche Telekom's price cuts in the end-customer market (announced to be effective as of January 1, April 1 and July 1, 1999 and subsequent price cuts) may adversely affect us. Other large operators also have reduced their prices which may adversely affect our business. These price cuts have come under attack before the European Commission and the courts. The outcome of these proceedings is, however, difficult to predict; decision-making may take years.

    Finally, RegTP has auctioned off various wireless local loop licenses and frequencies. This has attracted additional competitors to enter the German market, which may also affect our business even though we are not active in the local exchange market.

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

    Under the French regulatory regime, an L33.1 license is required for the establishment and running by the operator of a telecommunications network open to the public (an infrastructure licence) and the provision of public voice telephony services requires an L34.1 license. An infrastructure license is required by those operators who wish to install or purchase dark fiber for the running of a network. As with the L34.1 voice license, L33.1 infrastructure licenses are granted on a regional or nation-wide basis and it is possible to be granted a license just for the region of Paris and its suburbs. Primus Telecommunications S.A. was awarded the first L34.1 only license on May 29, 1998. Call back operators and least cost routing operators not using their own leased lines as defined by the French Regulator, do not need to apply and obtain an L34.1 license.

    Effective January 1, 2000, Primus Telecommunications S.A. merged with Telecontinent S.A. and formed Primus Telecommunications France S.A. This merged company has both an L33.1 license and L34.1 license. Following the merger of the two entities, Primus Telecommunications France S.A. handed back to the French Regulator the 1633 carrier selection code held by Telecontinent S.A. The merged company has also the use of two "3PBQ" numbers which are equivalent to four digit free phone access numbers for use in regions where the carrier selection code is not operational due to the lack of point of interconnection.

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

    We have entered into an interconnection agreement with France Telecom at the regulated standard interconnection rates applicable to L34.1 voice license holders set out in the interconnection catalog. In order to interconnect with France Telecom, we are required to install, in addition to our principal switch in the city of Paris, a second point of presence to be interconnected with France Telecom in the outer zone of the Parisian region as defined for telecommunications purposes. We have located a site for our principal Ericsson AXE-10 switch and have ordered the leased lines from France Telecom to interconnect our switch with the most convenient France Telecom points of interconnection. France Telecom estimates and sets out in the interconnection agreement that leased lines so requested will be provided within a period of 6 to 18 months.

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

Latin America

    Various countries in Latin America have taken initial steps towards deregulating their telecommunications markets. Each Latin American country has a different national regulatory regime and each country is in a different stage of liberalization. Historically, Latin American countries have reserved the provision of voice services to the state-owned PTTs. In the last few years, several Latin

American countries have privatized completely or partially their national carriers, including Argentina, Chile, Mexico, Peru and Venezuela. In addition, certain countries have opened partially or completely their local and/or long distance markets, most notably Chile, which has competitive operators in all sectors. Argentina has liberalized certain telecommunications services, such as value-added, paging, data transmission and personal communications services. Brazil currently is in the process of opening its telecommunications market to competition. Brazil intends to privatize Telecomunicas Brasileras S.A. (Telebras), which, through its 28 regional subsidiaries, holds a monopoly over the provision of local telephone services, as well as Empresa Brasiliera de Telecomunicacoes S.A., the monopoly provider of long distance and international telephone services. Moreover, Colombia recently has opened national and international long distance services to competition, and has awarded two new concessions for the provision of these services to two major local exchange carriers in Colombia—Empresa Brasiliera de Telecomunicaciones S.A. de Bogota and Orbitel, S.A. In Colombia the provision of value-added services and voice services to closed-user groups is open to competition. Mexico initiated competition in the domestic and international long distance services market on January 1, 1996, which are subject to a concession requirement. In addition, the Mexican government has opened recently basic telephony, and currently is auctioning radio-electric spectrum frequencies for the provision of personal communications services and Local Multipoint Distribution System Services. Value-added services are also fully open to competition in Mexico. Finally, in the Central American region, Guatemala and El Salvador recently have opened their telecommunications market to competition, abolishing all restrictions on foreign investment in this sector. Other countries in Central America, such as Nicaragua and Honduras, are in the process of privatizing their state-owned carriers, and have not opened fully their markets to competition.

Employees

    The following table summarizes the number of our full-time employees as of December 31, 2000, by region and classification:

	North America	Europe	Asia- Pacific	Total
Sales and Marketing	438	261	283	982
Technical	458	159	148	765
Management and Administrative	442	137	81	660
Customer Service and Support	386	156	69	611

Total	1,724	713	581	3,018

    We have never experienced a work stoppage, and none of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be excellent.

ITEM 2.  PROPERTIES

    We currently lease our corporate headquarters which is located in McLean, Virginia. Additionally, we also lease administrative, technical and sales office space, as well as space for our switches and data centers in various locations in the countries in which we operate. Total leased space in the United States, Canada, Australia, the United Kingdom, Japan, Mexico, Germany and France, as well as other countries in which we operate, approximates 854,000 square feet and the total annual lease costs are approximately $16.3 million. The operating leases expire at various times with the longest commitment expiring in 2012.

    Certain communications equipment which includes network switches and transmission lines is leased through operating leases, capital leases and vendor financing agreements. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed, and we further believe that the current leased facilities are adequate to house existing communications equipment. However, as our network grows, we expect to lease additional locations to house the new equipment.

ITEM 3.  LEGAL PROCEEDINGS

    On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A., based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. We acquired TresCom in June 1998 and TresCom is currently our subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. We filed an answer on January 25, 2000 and discovery has commenced. Our ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on our financial results. We intend to defend the case vigorously. Management believes that this suit will not have a material adverse effect on our financial condition, results of operations or cash flows.

    We are subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to us. Management believes that any aggregate liability that may ultimately result from the resolution of these matters will not have any material adverse effect on our financial condition or results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

    Primus Telecommunications Group, Incorporated ("Primus" or the "Company") Common Stock trades on the Nasdaq Stock Market under the symbol "PRTL". On March 15, 2001, the last sale price of the Company's common stock was $2.59375. The following table sets forth, for the period indicated, the high and low sales prices of the Company's Common Stock.

Period	High	Low
2000
1st Quarter	$51 3/4	$30 1/2
2nd Quarter	$49 7/8	$19 1/2
3rd Quarter	$26 3/4	$9 5/32
4th Quarter	$9 3/4	$1 5/8
1999
1st Quarter	$18 1/4	$9 7/8
2nd Quarter	$23 3/8	$8 7/8
3rd Quarter	$25 1/8	$15 3/4
4th Quarter	$39	$17 7/16

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

Holders

    As of February 28, 2001, the Company had approximately 458 holders of record of its Common Stock. The Company believes that it has in excess of 400 beneficial owners.

Recent Sales of Unregistered Securities

    On January 10, 2001, the Company received from Inktomi Corporation an investment, which is a part of a strategic alliance created between the two companies in June 2000, of $10 million in exchange for 2,862,254 restricted shares of the Company's common stock.

    In January 2001, the Company purchased $38.2 million of principal amount of its high yield debt and convertible debentures, and exchanged $129.6 million in principal amount of the 2000 Convertible Debentures for 8,308,258 shares of the Company's common stock. The after-tax extraordinary gain of $106.1 million on early extinguishment of the debt will be reflected in the first quarter 2001 results.

    In September 2000, the Company acquired 100% of the assets of iO2Group, Inc. ("iO2"), an Internet services firm, for approximately $0.4 million in cash. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels and certain other business requirements are met. Such consideration will be paid in shares of the Company's common stock and the maximum number of shares payable as of December 31, 2000 is 42,707. The value of the shares, if any, will be recorded as additional cost of the acquired company when the number of shares to be delivered becomes probable.

    In August 2000, the Company acquired 100% of Seker BBS S.A. ("Seker"), a Spanish ISP Provider, for $1.1 million. The Company paid $0.5 million in cash and 21,953 shares of the Company's common stock.

    In August 2000, the Company acquired 100% of Nexus Comunicaciones S.A. ("Nexus"), a Spanish ISP, for $0.9 million. The Company paid $0.4 million in cash and 16,618 shares of the Company's common stock.

    In June 2000, the Company acquired 100% of CTE Networks ("CTE"), a long distance reseller, for $12.3 million. The Company paid $8.3 million in cash and 50,269 shares of the Company's common stock.

    In May 2000, the Company acquired 100% of InterNeXt S.A. ("InterNeXt"), an ISP with national facilities in France, for $13.1 million, comprised of $12.0 million in cash and 33,446 shares of the Company's common stock.

    In March 2000, the Company acquired 100% of Eco Software, Inc. ("Shore.Net"), a business-focused ISP based in the United States, for $44.5 million, comprised of $22.9 million in cash and 477,886 shares of the Company's common stock.

    In February 2000, the Company acquired 51% of each of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), a reseller of voice traffic and seller of telecommunications equipment and accessories, for $1.0 million, comprised of $0.9 million in cash and 2,092 shares of the Company's common stock.

    In February 2000, the Company acquired over 96% of the common stock of LCR Telecom Group, Plc ("LCR Telecom"), and subsequently the Company acquired the remaining shares for a total of 100%, in exchange for 2,216,632 shares of the Company's common stock valued at $93.2 million.

    In January 2000, the Company acquired 100% of Infinity Online Systems ("Infinity Online"), an ISP based in Ontario, Canada, for $2.3 million, comprised of $1.2 million in cash and 29,919 shares of the Company's common stock.

    In June 1999, the Company acquired Telephone Savings Network Limited ("TelSN"), a Canadian reseller of local services to small- and medium-sized business customers, for a purchase price of $5.3 million comprised of $2.6 million in cash and 152,235 shares of the Company's common stock. In October 1999, February 2000 and August 2000, pursuant to earn-out provisions of the purchase agreement, the Company issued an additional 74,641 shares of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The following sets forth selected consolidated financial data of the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 as derived from the historical financial statements of the Company:

Statement of Operations Data:

	For the Period Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Net revenue	$1,199,422	$832,739	$421,628	$280,197	$172,972
Gross margin	$338,241	$208,140	$68,612	$27,466	$14,127
Selling, general and administrative expenses	$330,411	$199,581	$79,532	$50,622	$20,114
Loss from operations	$(112,865)	$(46,398)	$(35,105)	$(29,889)	$(8,151)
Loss before extraordinary item	$(215,616)	$(112,736)	$(63,648)	$(36,239)	$(8,764)
Gain on early extinguishment of debt	$40,952	—	—	—	—
Net loss	$(174,664)	$(112,736)	$(63,648)	$(36,239)	$(8,764)
Basic and diluted net loss per share:
Loss before extraordinary item	$(5.43)	$(3.72)	$(2.61)	$(1.99)	$(0.75)
Gain on early extinguishment of debt	1.03	—	—	—	—

Net loss	$(4.40)	$(3.72)	$(2.61)	$(1.99)	$(0.75)

    As of December 31, 2000, 1999, 1998, 1997 and 1996, the Company's earnings were insufficient to cover the fixed charges by approximately $174.7 million, $113.0 million, $63.6 million, $36.4 million and $8.6 million, respectively.

Balance Sheet Data:

	As of December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Total assets	$1,748,126	$1,450,746	$673,963	$355,393	$135,609
Total long-term obligations	$1,256,453	$929,944	$420,174	$231,211	$17,248
Total stockholders' equity	$83,695	$190,859	$114,917	$42,526	$76,440

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Overview

    Primus is a global facilities-based Total Service Provider offering bundled voice, data, Internet, DSL, e-commerce, Web hosting, enhanced application, VOIP, virtual private network (VPN) and other value-added services. Primus's customers are primarily in North America, Europe and selected markets within the Asia-Pacific region. The Company provides services over its network, which consists of:

  •
  23 carrier-grade switches, including 19 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom, and four domestic switches in Australia;

  •
  more than 300 POPs and Internet access nodes in additional markets within its principal service regions;

  •
  both owned and leased transmission capacity on undersea and land-based fiber optic cable systems; and

  •
  an international satellite earth station located in London, together with the capacity the Company leased on an Intelsat satellite.

    Utilizing this network, along with resale arrangements and foreign carrier agreements, Primus offers service to approximately 2.0 million customers as of December 31, 2000.

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

    In 1999, among other things, Primus:

  •
  acquired London Telecom, a Canadian long distance provider, and certain related companies;

  •
  purchased a residential long distance customer base, customer support assets and residential Internet customers and network from AT&T Canada and ACC Telenterprises;

  •
  purchased Telegroup's global retail customer businesses, which included retail customers primarily in North America and Europe; and

  •
  organized its Internet and data services business into a new subsidiary, iPRIMUS.com, acquired GlobalServe, a Canadian ISP, Matrix, a Brazilian ISP, TCP/IP and TouchNet, two independent German ISPs, and the remaining interest in Hotkey Internet Services, entered into agreements with Covad Communications and NorthPoint Communications to offer DSL services, acquired Digital Select, a provider of DSL Internet access and Web content, and 1492 Technologies, a Web site development, consulting and service firm and began to build an IP-based network platform in Australia.

    In 2000, among other things, Primus:

  •
  acquired LCR Telecom Group, Plc, an international telecommunications company operating principally in European markets, providing least cost routing, international callback and other value-added services primarily to small- and medium-sized enterprises;

  •
  purchased CTE Networks, a Canadian long distance reseller;

  •
  purchased A-Tel GmbH, a German reseller of voice traffic to small- and medium-sized enterprises; and

  •
  expanded its Internet and data services business, enhanced by acquisitions such as iO2Group, Inc., a United States-based Internet services firm, Eco Software, Inc., a United States-based business-focused ISP, Bekkoame Internet, Inc., a Japanese facilities-based ISP, InterNeXt S.A., a value-added ISP with national facilities in France, Seker BBS S.A. and Nexus Comunicaciones S.A., two Spanish ISPs, and Infinity Online Systems, a Canada-based ISP.

    Net revenue is earned based on the number of minutes billable and is recorded upon completion of a call, adjusted for sales allowance. The Company generally prices its services at a savings compared to the major carriers operating in Primus's principal service regions. Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia and Japan, also from the provision of local and cellular services. Primus expects to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant international long distance usage, including small- and medium-sized businesses, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

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

  •
  optimizing the routing of calls over the least cost route;

  •
  increasing volumes on the fixed cost leased and owned lines, thereby spreading the allocation of fixed costs over a larger number of minutes;

  •
  negotiating lower variable usage based costs with domestic and foreign service providers and negotiating additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others; and

  •
  continuing to expand the network when traffic volumes justify such investment.

    The Company generally realizes a higher gross margin as a percentage of net revenue on its international long distance as compared to its domestic long distance services and a higher gross margin as a percentage of net revenue on its services to both business and residential customers compared to those realized on its services to other telecommunications carriers. In addition, Primus generally realizes a higher gross margin as a percentage of net revenue on long distance services as compared to those realized on local switched and cellular services. Carrier services, which generate a lower gross margin, as a percentage of net revenue, than retail services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows the Company to obtain greater volume discounts from its suppliers than it otherwise would realize. Primus's overall gross margin as a percentage of net revenue may fluctuate based on the relative volumes of international versus domestic long distance services, carrier services versus business and residential long distance services and the proportion of traffic carried on Primus's network versus resale of other carriers' services.

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

Other Operating Data

    The following information for the years ended December 31, 2000 and 1999 is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	For the Year Ended December 31, 2000
		Minutes of Long Distance Use
	Net Revenue	International	Domestic	Total
	(in thousands)
North America	$533,027	1,795,139	2,116,293	3,911,432
Europe	358,986	1,319,198	976,512	2,295,710
Asia-Pacific	307,409	171,188	640,882	812,070

Total	$1,199,422	3,285,525	3,733,687	7,019,212

	For the Year Ended December 31, 1999
	Net Revenue	Minutes of Long Distance Use
		International	Domestic	Total
	(in thousands)
North America	$406,083	1,219,997	1,314,528	2,534,525
Europe	195,477	600,317	300,578	900,895
Asia-Pacific	231,179	150,981	450,143	601,124

Total	$832,739	1,971,295	2,065,249	4,036,544

Results of operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999

    Net revenue increased $366.7 million or 44.0% to $1,199.4 million for the year ended December 31, 2000, from $832.7 million for the year ended December 31, 1999. The Company's data/Internet and VOIP revenue contributed $99.7 million and $22.0 million, respectively, for the year ended December 31, 2000, as compared to $30.3 million of data/Internet revenue for the year ended December 31, 1999.

  North America: The Company's North American net revenue increased $126.9 million or 31.3% to $533.0 million for the year ended December 31, 2000, from $406.1 million for the year ended December 31, 1999. The growth reflects the Company's 1999 and 2000 acquisitions including Telegroup (since the June 1999 acquisition), CTE (since the June 2000 acquisition), Shore.Net (since the March 2000 acquisition), Matrix Internet S.A. (since the November 1999 acquisition), 1492 Technologies (since the November 1999 acquisition), TelSN (since the June 1999 acquisition), the LTN and Wintel Companies (since the March 1999 acquisition), and Digital Select (since the November 1999 acquisition). Increased retail business and residential traffic also contributed to the increase in net revenue.

  Europe: Of the total net revenue increase, $163.5 million was associated with the Company's European operations, which represents a growth rate of approximately 83.6%. The European net revenue increased to $359.0 million for the year ended December 31, 2000, from $195.5 million for the year ended December 31, 1999, despite the negative impact of declining foreign currency exchange rates against the United States dollar. The European net revenue increase is primarily attributed to increased carrier services in Germany, the United Kingdom, and France, as well as the Company's 1999 and 2000 acquisitions, including LCR Telecom (since the February 2000 acquisition), Cards & Parts (since the September 1999 acquisition), InterNext (since the May 2000 acquisition), Citrus (since the February 2000 acquisition), and A-Tel (since the May 2000 acquisition).

  Asia-Pacific: The Company's Asia-Pacific net revenue increased by $76.2 million or 33.0% to $307.4 million for the year ended December 31, 2000 from $231.2 million for the year ended December 31, 1999, despite the negative impact of declining foreign currency exchange rates against the United States dollar. The net revenue increase in the Asia-Pacific region was from the provision of local access in Australia, continued growth in the Company's voice business, data and Internet services growth and the acquisition of Bekko (since the March 2000 acquisition). Also, efforts were made during 2000 to focus on higher margin SME and data and Internet customers.

    Cost of revenue increased $236.6 million, from $624.6 million, or 75.0% of net revenue, for the year ended December 31, 1999 to $861.2 million, or 71.8% of net revenue, for the year ended December 31, 2000. The increase in the cost of revenue is primarily attributable to the increased traffic volumes associated with net revenue growth, and the addition of expense from acquired operations including LCR Telecom, CTE and Bekko. The cost of revenue as a percentage of net revenue decreased by 320 basis points from 75.0% to 71.8% as a result of expansion of the Company's global Network, a greater mix of retail versus carrier traffic, the continuing migration of existing and newly generated customer traffic onto the Company's Network and new higher margin product offerings such as data and Internet services.

    Selling, general and administrative expenses increased $130.8 million to $330.4 million, or 27.5% of net revenue, for the year ended December 31, 2000 from $199.6 million, or 24.0% of net revenue, for the year ended December 31, 1999. The increase is attributable to additional spending to grow the Company's data and Internet business, particularly technical sales and engineering personnel staffing to expand the Company's managed hosting and applications services. The increase from prior year also reflects the impact of the Company's SME and Internet acquisitions which include LCR Telecom, CTE, Shore.Net and Bekko.

    Depreciation and amortization increased from $55.0 million for the year ended December 31, 1999 to $120.7 million for the year ended December 31, 2000. The increase is associated with increased amortization expense related to intangible assets arising from the Company's acquisitions and with increased depreciation expense related to capital expenditures for fiber optic cable, switching, data center and other network equipment being placed into service.

    Interest expense increased to $132.1 million for the year ended December 31, 2000 from $79.6 million for the year ended December 31, 1999. The increase is primarily attributable to the interest expense associated with the $300 million 5 3/4% Convertible Subordinated Debentures due 2007 ("2000 Convertible Debentures"), approximately nine additional months of interest expense associated with the Company's October 1999 $250 million 12 3/4% Senior Notes Offering due 2009, ("October 1999 Senior Notes"), and to a lesser extent, increased equipment financing commitments from 2000 and 1999.

    Interest and other income increased from $13.3 million for the year ended December 31, 1999 to $29.4 million for the year ended December 31, 2000. The increase is a result of the investment of the net proceeds of the Company's securities offerings.

Results of operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998

    Net revenue increased $411.1 million or 97.5% to $832.7 million for the year ended December 31, 1999, from $421.6 million for the year ended December 31, 1998. Of the net revenue increase, $218.1 million was associated with the Company's North American operations, which represents a growth rate of approximately 116.0%. The growth reflects increased traffic volumes in business and ethnic residential retail operations and in carrier operations, and a full year's results of the acquired TresCom operations, as compared to approximately 7 months' TresCom operations in 1998. The 1999 results also include operations of Telegroup (since the June 1, 1999 effective date of the acquisition), AT&T Canada (since the May 31, 1999 customer base acquisition), and the LTN and Wintel Companies (since the March 31, 1999 acquisition). The total of these acquisitions contributed $124.7 million or 57.2% of the total North American increase. The European net revenue increased from $60.9 million for the year ended December 31, 1998 to $195.5 million for the year ended December 31, 1999, resulting from the acquisition of Telegroup, increased retail business and residential traffic and a full year of carrier services, in the United Kingdom and Germany. The Company's Asia-Pacific net revenue increased by $58.4 million or 33.8% to $231.2 million for the year ended December 31, 1999 from $172.8 million for the year ended December 31, 1998.

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

    Selling, general and administrative expenses increased $120.1 million to $199.6 million for the year ended December 31, 1999 from $79.5 million for the year ended December 31, 1998. The increase is attributable to the impact of increased advertising, marketing and sales expenses focused on retail revenue growth. Also, the increase is primarily attributable to the addition of expenses from acquired operations including GlobalServe, London Telecom, the retail customer base of AT&T Canada, Telegroup, TelSN, Digital Select, and Matrix Internet.

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

Liquidity and Capital Resources

    The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and international and domestic fiber optic cable transmission capacity, satellite earth stations and satellite transmission capacity, interest and principal payments on outstanding indebtedness, and acquisitions of and strategic investments in businesses. The Company has financed its growth to date through public offerings and private placements of debt and equity securities, bank debt, vendor financing and capital lease financing.

    Net cash used in operating activities was $131.0 million for the year ended December 31, 2000 as compared to net cash used in operating activities of $55.6 million for the year ended December 31, 1999. The increase in the net loss before gain on early extinguishment of debt from 1999 to 2000 was $102.9 million. This was partially offset by increased non-cash operating expenses of $55.6 million, with the remainder of the increase in net loss resulting from increased interest expense. The remaining increase in operating cash used is primarily comprised of an increase in accounts receivable of $79.7 million caused by higher revenue in 2000. This is partially offset by the net increase in accounts payable and accrued expenses resulting from higher expenses in 2000 due to acquisition and internal growth, as well as decreases in prepaid expenses and other current assets and increase in accrued interest payable due to the interest due on the 2000 Convertible Debentures.

    Net cash used in investing activities was $240.0 million for the year ended December 31, 2000 compared to net cash used in investing activities of $200.2 million for the year ended December 31, 1999 reflecting the Company's strategy to continue to develop its network and acquire strategic companies. The $240.0 million used during the year ended December 31, 2000 includes $193.8 million used in the purchase of fiber optic cable, switching, data center and other network equipment and $57.2 million used to acquire Shore.Net, Infinity Online, Citrus, LCR Telecom, Bekko, DIPL, A-Tel, Global Sales, InterNeXt, CTE, Nexus, Seker and iO2. Cash was also used to purchase $15.0 million of marketable securities of Pilot Network Services. Offsetting these investments is the sale of $25.9 million of the Company's restricted investments used to fulfill its sixth interest obligation on the 1997 Senior Notes.

    Net cash provided by financing activities was $307.3 million for the year ended December 31, 2000 as compared to net cash provided by financing activities of $591.0 million during the year ended December 31, 1999. Cash provided by financing activities for the year ended December 31, 2000 resulted primarily from $300 million of proceeds from the sale of the 2000 Convertible Debentures, as well as $50.0 million from the Hewlett-Packard investment, partially offset by $19.2 million used for the purchase of certain of the Company's debt securities, $16.3 million of payments on capital leases and other long-term obligations, and $10.3 million used for deferred financing costs associated with the 2000 Convertible Debentures and other financing arrangements.

    In December 2000, the Company entered into a financing arrangement for the purchase of fiber optic capacity under an IRU Agreement in Australia for 67.6 million Australian Dollars from Optus Networks Pty. Limited. The lease term begins in fiscal year 2001 and is payable over a four-year term with an interest rate of 14.29%.

    During the year ended December 31, 2000, Cisco Systems Capital Corporation provided to the Company $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2000, $4.4 million was utilized under this facility and is recorded as obligations under capital lease. Borrowings under this credit facility as of December 31, 2000 are payable over a four-year term and bear an interest rate of 13.28%.

    During the years ended December 31, 2000 and December 31, 1999, NTFC Capital Corporation provided to the Company $15.0 million and $30.0 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2000 and 1999, approximately $43.6 million and $24.4 million, respectively, was utilized by the Company. Borrowings under this credit facility are each priced at the date of drawdown at a 495 basis point spread off of the five-year United States Treasury rate; the interest rates range from 9.94% to 11.56% and are payable over a five-year term.

    During the year ended December 31, 1999, Ericsson Financing Plc provided to the Company $31.7 million (21.3 million British Pounds) in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2000, $12.6 million (8.5 million British Pounds) was utilized under this facility. Borrowings under this credit facility accrue interest at rates equal to LIBOR of the relevant currency plus 5.8% and are payable over a five-year term.

    During the year ended December 31, 2000, General Electric Capital Corporation provided to the Company $20.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2000, $5.3 million was utilized under this facility. Borrowings under this credit facility are priced at the date of drawdown at a 500 basis point spread off of the five-year United States Treasury rate and are payable over a five-year term. The interest rate on funds borrowed as of December 31, 2000 is approximately 10.15%.

    In March 2000, the Company entered into a strategic business alliance agreement with Hewlett-Packard Company pursuant to which Hewlett-Packard will provide products and services to enable the Company to develop data centers in Europe, Australia, Japan and Brazil. Hewlett-Packard also agreed to purchase up to $50 million in convertible debt. Such debt will bear interest at a rate of 9.25% per annum and is convertible into the Company's common stock at a price of $60 per share. The Company has the right under certain circumstances to require Hewlett-Packard to convert the debt to equity. As of December 31, 2000, Hewlett-Packard funded the entire $50 million under the agreement, which is included in other long-term obligations, and is due in March 2005. Until converted, the debt will be secured by equipment purchased from Hewlett-Packard with the proceeds of the investment.

    In February and March 2000, Primus completed an offering of $300,000,000 in aggregate principal amount of 5.75% convertible subordinated debentures due February 15, 2007 ("2000 Convertible Debentures") in a private placement. The debentures are convertible into PRIMUS common stock at a price of $49.7913 per share. The purpose of the offering was to fund capital expenditures to expand and enhance the Company's communications network and for other permitted corporate purposes, including possible acquisitions.

    The Company anticipates aggregate capital expenditures of approximately $150 million to $200 million during 2001, but may decide to alter its plans depending upon capital market conditions. Such capital expenditures will be primarily to expand and enhance the Company's existing communications network, to deploy the Company's global broadband ATM+IP network, and to purchase international and domestic switches, POPs and data centers for voice, data and Internet services, other transmission equipment and support systems.

    The Company believes that its existing cash and available capital lease and equipment financing (subject to the limitations in the Indentures related to the Company's senior notes) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, acquisitions and other cash needs for its operations through the second quarter of 2002. The Company is continually evaluating the expansion of its service offerings and plans to make further investments in and enhancements to its switches and distribution channels in order to expand its service offerings. In order to fund these additional cash requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources. However, the Company may also be required to reduce its expansion and capital expenditures in the event it cannot raise additional capital when needed. In that event, the Company may not be able to service its debt or other obligations and could be required to seek relief from such obligations. Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of the Company's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may be required to seek additional capital sooner than expected.

    The Company presently has no binding commitment or binding agreement with respect to any material acquisition, joint venture or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock. The Company and/or its subsidiaries will evaluate on a continuing basis the most efficient use of the Company's capital, including investment in the Company's network and systems, lines of business, potential acquisitions, and, depending upon market conditions, purchasing, refinancing or otherwise retiring certain of the Company's outstanding debt and/or equity securities in the open market or by other means to the extent permitted by its existing covenant restrictions.

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

    Liquidity Restrictions; Possible Inability to Obtain Necessary Financing.  The Company believes that its existing cash and available capital lease and equipment financing (subject to the limitations in the Indentures related to the Company's senior notes) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, acquisitions and other cash needs for its operations through the second quarter of 2002. The Company is continually evaluating the expansion of its service offerings and plans to make further investments in and enhancements to its switches and distribution channels in order to expand its service offerings. In order to fund these additional cash requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources. However, the Company may also be required to reduce its expansion and capital expenditures in the event it cannot raise additional capital when needed. In that event, the Company may not be able to service its debt or other obligations and could be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries. Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of the Company's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may be required to seek additional capital sooner than expected.

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

    Limited Operating History; Entry into Internet and data business.  The Company has recently begun targeting businesses and residential customers for Internet and data services through its subsidiary iPRIMUS.com and other recently acquired ISPs. The Company has been expanding and intends to continue to expand its offering of data and Internet services worldwide. The Company anticipates offering a full-range of Internet protocol-based data and voice communications over the global broadband ATM+IP network which the Company has deployed. The Company has limited experience in the Internet and Web hosting business and cannot provide assurance that it will successfully establish or expand the business. Currently, the Company provides Internet services to business and residential customers in the United States, Australia, Canada, Japan, Brazil and Germany, and offers Internet transmission services in the Indian Ocean/Southeast Asia regions through its satellite earth station in London.

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

  •
  the Company's reliance on third-party proprietary technology to provide certain services to the Company's customers, including, among others, software applications, Web hosting services and VOIP services;

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

    Historical and Future Operating Losses; Negative EBITDA; Net Losses.  Since inception, the Company had cumulative negative cash flow from operating activities and cumulative negative EBITDA. In addition, the Company incurred net losses since inception and has an accumulated deficit of approximately $399 million as of December 31, 2000. The Company expects to continue to incur additional operating losses and negative cash flow as it expands its operations and continues to build-out and upgrade its network. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain profitability or positive cash flow from operations in any future period.

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

    Dependence on Effective Information Systems.  The Company's management information systems must grow as the Company's business expands and are expected to change as new technological developments occur. The financial systems in Europe must also be made compliant with the conversion to the Euro currency. There can be no assurance that the Company will not encounter delays or cost-overruns or suffer adverse consequences in implementing new systems when required.

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

  Foreign currency—Although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on the Company's results of operations. For example, the Company estimates that the total adverse impact of foreign currency exchange rate changes from the fourth quarter 1999 reduced the reported revenue for the twelve month period ended December 31, 2000 by approximately $60 million. Due to the large percentage of the Company's revenues derived outside of the United States, continuing strengthening of the United States Dollar would continue to have an adverse impact on the Company's results of operations. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive loss" within the stockholders' equity section of the consolidated balance sheet. The Company historically has not engaged in hedging transactions to mitigate foreign exchange risk.

  Interest rates—We are currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations because a substantial majority of our long-term debt obligations are at fixed interest rates. However, we are exposed to interest rate risk as additional financing may be required due to the large operating losses and capital expenditures associated with establishing and expanding our networks and facilities. The interest rates that we will be able to obtain on additional financing, if any, will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. We do not currently anticipate entering into interest rate swaps and/or similar instruments. The estimated fair value of the Company's 2000 Convertible Debentures, 1999, 1998 and 1997 Senior Notes (carrying value of $1,109 million), based on quoted market prices, at December 31, 2000 was $285 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART III

    The information required by Part III will be provided in the Company's definitive proxy statement for the Company's 2001 annual meeting of stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2001 ("2000 Proxy Statement"), and is incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to directors of the Company is set forth under the caption entitled "Election of Directors" in the Company's 2001 Proxy Statement and is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in the Company's 2001 Proxy Statement under the caption "Executive Officers, Directors and Key Employees" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information regarding compensation of officers and directors of the Company is set forth under the caption entitled "Executive Compensation" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of certain of the Company's securities is set forth under the captions entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a)
Financial Statements and Schedules

    The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein.

Financial Statement Schedules:	Page
(II) Valuation and Qualifying Accounts	S-1

    All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

b)
Reports on 8-K

    Form 8-K dated November 3, 2000 was filed to disclose the Company's financial results for the quarter ended September 30, 2000.

c)
Exhibit listing

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
10.19
Agreement for the Reciprocal Purchase of Capacity On the Systems of Each of the Company and Global Crossing Holdings Ltd. Effective as of May 24, 1999, incorporated by reference to Exhibit 10.19 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999. *
10.20
Indefeasible Right of Use Agreement between Primus Telecommunications, Inc. and Qwest Communications Corporation dated December 30, 1999, incorporated by reference to Exhibit 10.20 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.
10.21
Common Stock Purchase Agreement between the Company and Pilot Network Services, Inc. dated December 28, 1999, incorporated by reference to Exhibit 10.21 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999. *

10.22
Warrant to purchase up to 200,000 shares of common stock of Pilot Network Services, Inc. dated December 28, 1999, incorporated by reference to Exhibit 10.22 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999. *
10.23
Loan Agreement between Primus Telecommunications, Inc. and NTFC Capital Corporation dated November 22, 1999, incorporated by reference to Exhibit 10.23 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999. *
10.24
Resale Registration Rights Agreement among the Company, certain of its subsidiaries, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Morgan Stanley & Co. Incorporated dated February 24, 2000, incorporated by reference to Exhibit 10.24 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.*
10.25	Form of Loan Agreement between the Company and GE Capital Corporation.*
10.26	Form of Promissory Note issued by the Company to GE Capital Corporation.*
10.27	Cisco Systems Capital Corporation $50 million Letter of Commitment to the Company dated November 2000.*
10.28	Form of Promissory Note issued by certain officers to the Company.*
10.29	Form of Security Agreement issued by certain officers to the Company.*
21.1	Subsidiaries of the Registrant. *
23.1	Independent Auditors' Consent. *

*
Filed herewith
**
Compensatory benefit plan

INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND
EXHIBITS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of Primus Telecommunications Group, Incorporated

    We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule on page S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primus Telecommunications Group, Incorporated and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
McLean, Virginia
February 8, 2001

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2000	1999	1998
NET REVENUE	$1,199,422	$832,739	$421,628
COST OF REVENUE	861,181	624,599	353,016

GROSS MARGIN	338,241	208,140	68,612

OPERATING EXPENSES
Selling, general and administrative	330,411	199,581	79,532
Depreciation and amortization	120,695	54,957	24,185

Total operating expenses	451,106	254,538	103,717

LOSS FROM OPERATIONS	(112,865)	(46,398)	(35,105)
INTEREST EXPENSE	(132,137)	(79,629)	(40,047)
INTEREST AND OTHER INCOME	29,386	13,291	11,504

LOSS BEFORE INCOME TAXES	(215,616)	(112,736)	(63,648)
INCOME TAXES	—	—	—

LOSS BEFORE EXTRAORDINARY ITEM	(215,616)	(112,736)	(63,648)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	40,952	—	—

NET LOSS	$(174,664)	$(112,736)	$(63,648)

NET LOSS PER COMMON SHARE:
Basic and diluted:
Loss before extraordinary item	$(5.43)	$(3.72)	$(2.61)
Gain on early extinguishment of debt	1.03	—	—

Net loss	$(4.40)	$(3.72)	$(2.61)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,691	30,323	24,432

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2000	December 31, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$398,378	$471,542
Marketable securities	747	—
Restricted investments	—	25,932
Accounts receivable (net of allowance for doubtful accounts of $34,464 and $36,453)	228,877	165,384
Prepaid expenses and other current assets	46,051	63,978

Total current assets	674,053	726,836
PROPERTY AND EQUIPMENT—Net	466,704	285,390
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	559,551	402,030
OTHER ASSETS	47,818	36,490

TOTAL ASSETS	$1,748,126	$1,450,746

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$146,536	$106,603
Accrued interconnection costs	124,854	106,623
Accrued expenses and other current liabilities	90,324	79,754
Accrued interest	37,933	32,420
Current portion of long-term obligations	14,404	16,438

Total current liabilities	414,051	341,838
LONG-TERM OBLIGATIONS	1,242,049	913,506
OTHER LIABILITIES	8,331	4,543

Total liabilities	1,664,431	1,259,887

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value—authorized 2,455,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 150,000,000 and 80,000,000 shares; issued and outstanding 40,635,701 and 37,101,464 shares	406	371
Additional paid-in capital	540,321	416,433
Accumulated deficit	(399,053)	(224,389)
Accumulated other comprehensive loss	(57,979)	(1,556)

Total stockholders' equity	83,695	190,859

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,748,126	$1,450,746

See notes to consolidated financial statements.

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit		Stockholders' Equity
	Shares	Amount
BALANCE, JANUARY 1, 1998	19,662	$197	$92,181	$(48,005)	$(1,847)	$42,526
Common shares issued for business acquisitions	7,864	79	137,547	—	—	137,626
Common shares issued for 401(k) Plan	9	—	119	—	—	119
Common shares issued upon exercise of stock options	489	5	4,334	—	—	4,339
Common shares issued for employee stock purchase plan	24	—	263	—	—	263
Common shares issued upon exercise of warrants	11	—	105	—	—	105
Foreign currency translation adjustment	—	—	—	—	(6,413)	(6,413)
Net loss	—	—	—	(63,648)	—	(63,648)

BALANCE, DECEMBER 31, 1998	28,059	281	234,549	(111,653)	(8,260)	114,917
Common shares issued for secondary equity offering, net	8,000	80	169,230	—	—	169,310
Common shares issued for business acquisitions	457	5	7,845	—	—	7,850
Common shares issued for 401(k) Plan	20	—	372	—	—	372
Common shares issued upon exercise of stock options	355	4	3,277	—	—	3,281
Common shares issued for employee stock purchase plan	39	—	494	—	—	494
Common shares issued upon exercise of warrants	41	—	376	—	—	376
Common shares issued for Restricted Stock Plan	130	1	290	—	—	291
Foreign currency translation adjustment	—	—	—	—	6,704	6,704
Net loss	—	—	—	(112,736)	—	(112,736)

BALANCE, DECEMBER 31, 1999	37,101	371	416,433	(224,389)	(1,556)	190,859
Common shares issued for business acquisitions	2,946	29	120,677	—	—	120,706
Common shares issued for 401(k) Plan	2	—	80	—	—	80
Common shares issued upon exercise of stock options	489	5	2,067	—	—	2,072
Common shares issued for employee stock purchase plan	89	1	985	—	—	986
Common shares issued upon exercise of warrants	6	—	55	—	—	55
Common shares issued for Restricted Stock Plan	3	—	24	—	—	24
Foreign currency translation adjustment	—	—	—	—	(42,170)	(42,170)
Unrealized loss on marketable securities	—	—	—	—	(14,253)	(14,253)
Net loss	—	—	—	(174,664)	—	(174,664)

BALANCE, DECEMBER 31, 2000	40,636	$406	$540,321	$(399,053)	$(57,979)	$83,695

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(174,664)	$(112,736)	$(63,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	121,058	55,319	24,547
Sales allowance	17,756	27,908	9,431
Stock issuance—401(k) Plan and Restricted Stock Plan	99	328	119
Minority interest share of loss	(72)	(291)	—
Gain on early extinguishment of debt	(40,952)	—	—
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(79,707)	(64,835)	(20,765)
(Increase) decrease in prepaid expenses and other current assets	9,553	(34,049)	(7,027)
(Increase) decrease in other assets	(2,065)	(11,749)	735
Increase (decrease) in accounts payable	37,600	56,167	(8,196)
Increase (decrease) in accrued expenses, other current liabilities and other liabilities	(25,263)	9,145	(8,073)
Increase in accrued interest payable	5,637	19,223	1,581

Net cash used in operating activities	(131,020)	(55,570)	(71,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(193,772)	(110,582)	(75,983)
Sale of restricted investments	25,933	24,691	22,927
Purchase of marketable securities	(15,000)	—	—
Cash used for business acquisitions, net of cash acquired	(57,175)	(114,282)	(1,165)

Net cash used in investing activities	(240,014)	(200,173)	(54,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	350,000	450,000	150,000
Deferred financing costs	(10,265)	(15,125)	(5,500)
Purchase of the Company's debt securities	(19,168)	—	—
Principal payments on capital leases, vendor financing and long-term obligations	(16,342)	(21,927)	(2,373)
Proceeds from sale of common stock and exercise of stock options	3,123	173,587	4,707
Cash received from minority interest holder	—	4,479	—

Net cash provided by financing activities	307,348	591,014	146,834

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(9,478)	75	(353)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(73,164)	335,346	20,964
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	471,542	136,196	115,232

CASH AND CASH EQUIVALENTS, END OF YEAR	$398,378	$471,542	$136,196

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$126,623	$60,076	$38,466
Non-cash investing and financing activities:
Capital leases for acquisition of equipment	$12,510	$1,987	$10,958
Equipment financing for acquisition of equipment	$37,338	$24,394	$6,000

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2000	1999	1998
NET LOSS	$(174,664)	$(112,736)	$(63,648)
OTHER COMPREHENSIVE GAIN (LOSS)—
Foreign currency translation adjustment	(42,170)	6,704	(6,413)
Unrealized loss on marketable securities	(14,253)	—	—

COMPREHENSIVE LOSS	$(231,087)	$(106,032)	$(70,061)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

    Primus Telecommunications Group, Incorporated ("Primus" or the "Company") is a global facilities-based Total Service Provider offering bundled voice, data, Internet, DSL, e-commerce, Web hosting, enhanced application, VOIP, virtual private network (VPN) and other value-added services in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia and Japan. The Company is incorporated in the state of Delaware and operates as a holding company of wholly-owned operating subsidiaries in North America, Europe and the Asia-Pacific region.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation—The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. ("Matrix"), 51% of Cards & Parts Telecom GmbH ("Cards & Parts"), 51% of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), 37% of Bekkoame Internet, Inc. ("Bekko"), and 60% of Direct Internet Private Limited ("DIPL"), all of which the Company has a controlling interest. All material intercompany profits, transactions and balances have been eliminated in consolidation. All other investments in affiliates are carried at cost, as the Company does not have significant influence.

    Revenue Recognition and Deferred Revenue—The Company records revenue from the sale of telecommunications services at the time of customer usage primarily based upon minutes of use. Service activation and certain installation fees are recorded as deferred revenue and amortized over the contract term or average life of the customer. The Company records payments received in advance for prepaid calling card services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided. Deferred revenue is reported in accrued expenses and other current liabilities. Net revenue represents gross revenue net of sales allowance, service credits and service adjustments.

    Cost of Revenue—Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of the Company's cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense. Such costs are recognized when incurred in connection with the provision of telecommunications services.

    Foreign Currency Translation—The assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rates in effect on the reporting date. The net effect of such translation gains and losses are reflected within accumulated other comprehensive loss in the stockholders' equity section of the balance sheet. Income and expenses are translated at the average exchange rate during the period and reported in earnings.

    Cash and Cash Equivalents—Cash and cash equivalents are comprised principally of amounts in money market accounts, operating accounts, certificates of deposit, and overnight repurchase agreements stated at cost which approximates market value, with original maturities of three months or less.

    Marketable Securities—Marketable securities are classified as available-for-sale and are recorded at current market value. Net unrealized gains and losses on marketable securities are excluded from earnings and are reported as other comprehensive income/(loss) until realized.

    Restricted Investments—Restricted investments consist of United States Federal Government-backed obligations which were recorded at amortized cost. These securities were classified as held-to-maturity and were restricted to satisfy the first six interest obligations on the Company's 1997 Senior Notes. During fiscal year 2000, the Company paid the sixth interest obligation.

    Advertising Costs—In accordance with Statement of Position 93-7, Reporting on Advertising Costs, costs for advertising are expensed as incurred except for direct response advertising costs, which are capitalized and amortized over the lesser of the life of the customers obtained from these efforts or twelve months.

    Property and Equipment—Property and equipment is recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. The estimated useful lives of property and equipment are as follows: network equipment, including fiber optic and submarine cable—5 to 25 years, furniture and equipment—5 years, leasehold improvements and leased equipment—shorter of lease or useful life. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

    Fiber Optic and Submarine Cable Arrangements—The Company obtains capacity on certain fiber optic and submarine cables under three types of arrangements. The Indefeasible Right of Use ("IRU") agreement basis provides the Company the right to use a cable for the estimated economic life of the asset according to the terms of the IRU agreement with most of the rights and duties of ownership. The Minimum Assignable Ownership Units ("MAOU") basis provides the Company an ownership interest in the fiber optic cable with certain rights to control and to manage the facility. The Company accounts for both IRU and MAOU agreements under network equipment and depreciates the recorded asset over the term of the agreement which is generally 25 years. The Company also enters into shorter-term arrangements with other carriers which provides the Company the right to use capacity on a cable but without any rights and duties of ownership. Under these shorter-term arrangements, the costs are expensed in the period the services are provided.

    Goodwill and Other Intangible Assets—Goodwill is amortized over 5 to 30 years on a straight-line basis, and customer lists over the estimated run-off of the customer bases not to exceed five years. The Company periodically evaluates the realizability of intangible and other long-lived assets. In making such evaluations, the Company compares certain financial indicators such as expected undiscounted future revenues and cash flows to the carrying amount of the assets. The Company believes that no impairments exist as of December 31, 2000.

    Deferred Financing Costs—Deferred financing costs incurred in connection with the February 2000 Debentures, the October 1999 Senior Notes, the January 1999 Senior Notes, the 1998 Senior Notes and the 1997 Senior Notes are reflected within other assets and are being amortized over the life of the respective Senior Notes.

    Stock-Based Compensation—The Company follows Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has provided in Note 13 pro forma disclosures of the effect on net loss and loss per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

    Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates.

    Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The Company maintains its cash with high quality credit institutions, and its cash equivalents are in high quality securities.

    Income Taxes—The Company recognizes income tax expense for financial reporting purposes following the asset and liability approach for computing deferred income taxes. Under this method, the deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    Net Loss Per Share—Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible securities and contingently issuable shares. The effect of potential common stock has been excluded from the computation of diluted loss per share as the effect would be antidilutive. Accordingly, there is no reconciliation between basic and diluted loss per share for each of the years presented.

    New Accounting Pronouncements—In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which clarifies the application of Opinion 25 for certain issues including: (1) the definition of an employee for purposes of applying APB Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. The adoption of this interpretation did not have a material effect on the consolidated financial position or results of operations of the Company.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB 101 did not have a material effect on the consolidated financial position or results of operations of the Company.

    In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 established standards for the accounting and reporting of derivative instruments and hedging activities and requires that derivative financial instruments, including certain derivative instruments embedded in other contracts, be measured at fair value and recognized as assets or liabilities in the financial statements. SFAS 133 will be adopted by the Company during fiscal 2001. The Company does not believe the adoption of SFAS 133 will have any material effect on the Company's consolidated financial position or results of operations in fiscal year 2001.

    Costs of Start-Up Activities—The Company expenses the costs of start-up activities and organization costs as incurred. The effect of adopting Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," during fiscal year 1999 did not have a material effect on the financial position, results of operation or liquidity of the Company.

    Reclassifications—Certain previous year amounts have been reclassified to conform with current year presentation.

3. ACQUISITIONS

    In September 2000, the Company acquired 100% of the assets of iO2Group, Inc. ("iO2"), an Internet services firm, for approximately $0.4 million in cash. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels and certain other business requirements are met. Such consideration will be paid in shares of the Company's common stock and the maximum number of shares payable as of December 31, 2000 is 42,707. The value of the shares, if any, will be recorded as additional cost of the acquired company when the number of shares to be delivered becomes probable.

    In August 2000, the Company acquired 100% of Seker BBS S.A. ("Seker"), a Spanish ISP, for $1.1 million. The Company paid $0.5 million in cash and 21,953 shares of the Company's common stock; $0.1 million remained payable in cash at December 31, 2000. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels and certain other business requirements are met. The maximum amount of remaining consideration payable at December 31, 2000 is approximately $0.1 million, and will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable.

    In August 2000, the Company acquired 100% of Nexus Comunicaciones S.A. ("Nexus"), a Spanish ISP, for $0.9 million. The Company paid $0.4 million in cash and 16,618 shares of the Company's common stock; $0.1 million remained payable in cash at December 31, 2000. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels and certain other business requirements are met. The maximum amount of remaining consideration payable at December 31, 2000 is approximately $0.1 million, and will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable.

    In June 2000, the Company acquired 100% of CTE Networks ("CTE"), a long distance reseller, for $12.3 million. The Company paid $8.3 million in cash and 50,269 shares of the Company's common stock; $2.6 million remained payable in cash and shares at December 31, 2000.

    In May 2000, the Company acquired 90.1% of A-Tel GmbH ("A-Tel"), a German reseller of voice traffic to small- and medium-sized enterprises for $1.4 million in cash. Subsequently, in December 2000, the Company acquired the remaining 9.9% for $0.1 million in cash.

    In May 2000, the Company acquired 100% of InterNeXt S.A. ("InterNeXt"), an ISP with national facilities in France, for $13.1 million, comprised of $12.0 million in cash and 33,446 shares of the Company's common stock. At December 31, 2000, $1.3 million remained payable in cash.

    In May 2000, the Company acquired 100% of Global Sales Pty., Ltd. ("Global Sales"), an agent serving the Company's retail operations in Australia, for $1.3 million in cash.

    In April 2000, the Company acquired a controlling interest in Direct Internet Private Limited ("DIPL"), an India-based company providing Internet services, for $2.6 million in cash.

    In March 2000, the Company acquired 37% and control of Bekkoame Internet, Inc. ("Bekko"), a Japanese facilities-based ISP, for $11.0 million in cash.

    In March 2000, the Company acquired 100% of Eco Software, Inc. ("Shore.Net"), a business-focused ISP based in the United States, for $44.5 million, comprised of $22.9 million in cash and 477,886 shares of the Company's common stock.

    In February 2000, the Company acquired 51% of each of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), a reseller of voice traffic and seller of telecommunications equipment and accessories in Germany, for $1.0 million, comprised of $0.9 million in cash and 2,092 shares of the Company's common stock.

    In February 2000, the Company acquired over 96% of the common stock of LCR Telecom Group, Plc ("LCR Telecom"), and subsequently the Company acquired the remaining shares for a total of 100%, in exchange for 2,216,632 shares of the Company's common stock valued at $93.2 million. Acquisition expenses increased the total purchase price to $96.1 million. The purchase price is subject to adjustment and may be increased to a total of 2,278,632 shares.

    In January 2000, the Company acquired 100% of Sensitel Communications Inc. ("Sensitel"), a Canadian reseller of local services to small- and medium-sized business customers, for $0.1 million in cash.

    In January 2000, the Company acquired 100% of Infinity Online Systems ("Infinity Online"), an ISP based in Ontario, Canada, for $2.3 million, comprised of $1.2 million in cash and 29,919 shares of the Company's common stock.

    In November 1999, the Company purchased substantially all of the assets of Digital Select, LLC ("Digital Select"), a provider of DSL, high-speed Internet access and Web content services. The purchase price of $7.8 million was paid with $5.6 million in cash, the issuance of a $0.7 million short-term promissory note and 69,023 shares of the Company's common stock.

    In November 1999, the Company purchased substantially all of the assets of 1492 Technologies, LLC ("1492 Technologies"), an Internet Web site development and service firm. The purchase price of $0.6 million was paid for with $0.3 million in cash and 15,500 shares of the Company's common stock.

    In November 1999, the Company invested $12.1 million in cash in exchange for 51% of Matrix Internet Systems, S.A. ("Matrix"), Brazil's largest independent and fifth largest overall ISP.

    In September 1999, the Company acquired 100% of TouchNet GmbH ("TouchNet"), a German ISP with a POP in Munich, Germany, for a cash purchase price of $2.2 million.

    In September 1999, the Company purchased 51% of Cards & Parts Telecom GmbH ("Cards & Parts"), a German wireless reseller, for a cash purchase price of $4.3 million.

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

    In June 1999, the Company acquired Telephone Savings Network Limited ("TelSN"), a Canadian reseller of local services to small- and medium-sized business customers, for a purchase price of $5.3 million comprised of $2.6 million in cash and 152,235 shares of the Company's common stock. In October 1999, February 2000 and August 2000, pursuant to earn-out provisions of the purchase agreement, the Company issued an additional 74,641 shares of the Company's common stock.

    In May 1999, the Company purchased the residential long distance customer base, customer support assets and residential Internet customer base and network of AT&T Canada and ACC

Telenterprises ("AT&T Canada") for a purchase price of $37.5 million comprised of $27.9 million in cash and a $9.6 million, 8.5% promissory note due November 30, 2000 ("AT&T Promissory Note").

    In May 1999, the Company acquired all of the outstanding shares of Tele-Communications Products/Internet Provider (TCP/IP) GmbH ("TCP/IP"), an independent German ISP with over 20 POPs in Germany, for a purchase price of approximately $0.4 million in cash.

    In March 1998, the Company acquired a 60% controlling interest in Hotkey Internet Services Pty., Ltd. ("Hotkey"), a Melbourne, Australia-based ISP for approximately $1.4 million in cash. In February 1999, the Company purchased the remaining 40% for approximately $1.2 million, comprised of $0.4 million in cash and 57,025 shares of the Company's common stock.

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

    In February 1999, the Company acquired GlobalServe Communications, Inc. ("GlobalServe"), a privately held ISP based in Toronto, Canada. The purchase price of approximately $4.5 million was comprised of $2.3 million in cash and 142,806 shares of the Company's common stock.

    The Company has accounted for all of these acquisitions using the purchase method of accounting and accordingly, the net assets and results of operations of the acquired companies have been included in the Company's financial statements since the respective acquisition dates. The purchase price, including direct costs, of the Company's acquisitions was allocated to the net assets acquired, including intangible assets and liabilities assumed, based on their respective fair values at the acquisition dates. Certain of the valuations of the Company's acquired assets and liabilities for the 2000 acquisitions are preliminary, and as a result, the allocation of the acquisition costs among tangible and intangible assets may change.

    The following reflects the December 31, 2000 gross balances of goodwill and customer lists for the acquisitions of the companies that were acquired in 2000 and 1999 (in thousands):

2000 Acquisitions	Goodwill	Customer List
LCR Telecom	$92,174	$20,044
Shore.Net	31,300	11,500
CTE	8,909	4,743
InterNeXt	14,159	—
Bekko	2,355	7,483
Infinity Online	2,113	320
A-Tel	2,375	—
Seker	1,079	376
Global Sales	1,117	—
Other acquisitions	2,744	1,404

Total	$158,325	$45,870

1999 Acquisitions	Goodwill	Customer List
Telegroup	$53,667	$17,877
LTN and Wintel Companies	44,250	11,401
AT&T Canada	22,168	22,682
Digital Select	8,000	—
TelSN	6,813	993
Matrix	4,170	3,211
GlobalServe	4,301	1,333
Cards & Parts	3,755	—
TouchNet	2,600	—
Hotkey	1,466	—
Other acquisitions	1,550	—

Total	$152,740	$57,497

    The following represents the unaudited pro forma results of operations of the Company for 2000 and 1999 as if the acquisitions were consummated on January 1, 2000 and January 1, 1999. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets relating to the acquisitions. The unaudited pro forma results of operations do not necessarily reflect the results that would have occurred had the acquisitions occurred at January 1, 2000 and January 1, 1999 or the results that may occur in the near future.

	Year Ended December 31, 2000	Year Ended December 31, 1999
	(in thousands, except per share amounts)
Net revenue	$1,225,264	$1,093,255
Loss before extraordinary item	$(224,212)	$(169,551)
Net loss	$(183,260)	$(169,551)
Basic and diluted net loss per common share	$(4.58)	$(5.08)

4. MARKETABLE SECURITIES

    In connection with a strategic business arrangement with Pilot Network Services ("Pilot"), in January 2000, the Company made a $15.0 million strategic investment in Pilot pursuant to which the Company purchased 919,540 shares, or 6.3% of Pilot's common stock at a price of $16.3125 per share. The Company also received a warrant, exercisable upon issuance, to purchase an additional 200,000 shares at $25.00 per share. At December 31, 2000, the unrealized loss on this investment was $14.3 million.

5. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

	December 31,
	2000	1999
Network equipment	$483,140	$292,324
Furniture and equipment	57,350	30,051
Leasehold improvements	14,592	5,962
Construction in progress	24,938	7,125

Subtotal	580,020	335,462
Less: Accumulated depreciation and amortization	(113,316)	(50,072)

Total property and equipment, net	$466,704	$285,390

    Depreciation and amortization expense for property and equipment including equipment under capital leases for the years ended December 31, 2000, 1999 and 1998 were $67.7 million, $30.4 million and $16.0 million, respectively.

    At December 31, 2000 and 1999, all equipment under capital lease is network equipment, and totaled $43.5 million and $29.1 million with accumulated depreciation of $12.3 million and $8.3 million, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets consisted of the following (in thousands):

	December 31,
	2000	1999
Goodwill	$494,642	$340,272
Customer lists	146,101	95,192
Other	4,661	1,914

Subtotal	645,404	437,378
Less: Accumulated amortization	(85,853)	(35,348)

Total goodwill and other intangible assets, net	$559,551	$402,030

    Amortization expense for goodwill and other intangible assets for the years ended December 31, 2000, 1999 and 1998 were $53.0 million, $24.6 million and $8.2 million, respectively.

7. LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following (in thousands):

	December 31,
	2000	1999
Obligations under capital leases	$29,378	$21,072
Senior notes	1,109,049	868,807
Vendor financing	64,297	29,406
Other long-term obligations	53,729	10,659

Subtotal	1,256,453	929,944
Less: Current portion of long-term obligations	(14,404)	(16,438)

Total long-term obligations	$1,242,049	$913,506

    The indentures governing the Senior Notes as well as other credit arrangements contain certain financial and other covenants which, among other things, will restrict the Company's ability to incur further indebtedness and make certain payments including the payment of dividends.

Senior Notes and Convertible Debentures

    In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007 ("2000 Convertible Debentures") with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures are convertible into approximately 6,025,170 shares of the Company's common stock based on a conversion price of $49.7913 per share. In December 2000, the Company purchased $3.4 million principal amount of these debentures, prior to maturity, for approximately $0.6 million in cash, resulting in an after-tax extraordinary gain of $2.8 million in the fourth quarter of 2000.

    In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 ("October 1999 Senior Notes"). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th. In addition, prior to October 15, 2002, the Company may redeem up to 35% of the original principal amount of the October 1999 Senior Notes at 112.75% of the principal amount thereof, plus accrued and unpaid interest through the redemption date. In December 2000, the Company purchased $10.7 million principal amount of these senior notes, prior to maturity, for approximately $3.0 million in cash, resulting in an after-tax extraordinary gain of $7.7 million in the fourth quarter of 2000.

    In January 1999, the Company completed the sale of $200 million aggregate principal amount of 11 1/4% senior notes due 2009 ("January 1999 Senior Notes") with semi-annual interest payments due on January 15th and July 15th. The January 1999 Senior Notes are due January 15, 2009 with early redemption at the option of the Company at any time after January 15, 2004. In addition, prior to January 15, 2002, the Company may redeem up to 35% of the original principal amount of the January 1999 Senior Notes at 111.25% of the principal amount thereof, plus accrued and unpaid interest through the redemption date. In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of the Company's 11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture.

    On May 19, 1998 the Company completed the sale of $150 million 9 7/8% senior notes due 2008 ("1998 Senior Notes") with semi-annual interest payments due on May 15th and November 15th.

    On August 4, 1997, the Company completed the sale of $225 million 11 3/4% senior notes due 2004 ("1997 Senior Notes") and warrants to purchase 392,654 shares of the Company's common stock, with semi-annual interest payments due on February 1st and August 1st. In December 2000, the Company purchased $46.1 million principal amount of these senior notes, prior to maturity, for approximately $15.7 million in cash, resulting in an after-tax extraordinary gain of $30.4 million in the fourth quarter of 2000.

Capital Leases, Vendor Financing and Other Long-Term Obligations

    During the year ended December 31, 2000, Cisco Systems Capital Corporation provided to the Company $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2000, $4.4 million was utilized under this facility and is recorded as obligations under capital lease. Borrowings under this credit facility as of December 31, 2000 are payable over a four-year term and bear an interest rate of 13.28%.

    During the years ended December 31, 2000 and December 31, 1999, NTFC Capital Corporation provided to the Company $15.0 million and $30.0 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2000 and 1999, approximately $43.6 million and $24.4 million, respectively, was utilized by the Company. Borrowings under this credit facility are each priced at the date of drawdown at a 495 basis point spread off of the five-year United States Treasury rate; the interest rates range from 9.94% to 11.56% and are payable over a five-year term.

    During the year ended December 31, 1999, Ericsson Financing Plc provided to the Company $31.7 million (21.3 million British Pounds) in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 1999, the Company did not utilize any of this facility. At December 31, 2000, $12.6 million (8.5 million British Pounds) was utilized under this facility. Borrowings under this credit facility accrue interest at rates equal to LIBOR of the relevant currency plus 5.8% and are payable over a five-year term.

    During the year ended December 31, 2000, General Electric Capital Corporation provided to the Company $20.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2000, $5.3 million was utilized under this facility. Borrowings under this credit facility are priced at the date of drawdown at a 500 basis point spread off of the five-year United States Treasury rate and are payable over a five-year term. The interest rate on funds borrowed as of December 31, 2000 is approximately 10.15%.

    In March 2000, the Company entered into a strategic business alliance agreement with Hewlett-Packard Company pursuant to which Hewlett-Packard will provide products and services to enable the Company to develop data centers in Europe, Australia, Japan and Brazil. Hewlett-Packard also agreed to purchase up to $50 million in convertible debt. As of December 31, 2000, Hewlett-Packard funded the entire $50 million under the agreement, which is included in other long-term obligations, and is due in March 2005. Such debt will bear interest at a rate of 9.25% per annum. The outstanding principal and unpaid accrued interest are convertible into the Company's common stock at a price of $60 per share. As of December 31, 2000, the debt is convertible into 860,420 shares of the Company's common stock. The Company has the right under certain circumstances to require Hewlett-Packard to convert the debt to equity. Until converted, the debt will be secured by equipment purchased from Hewlett-Packard with the proceeds of the investment.

8. INCOME TAXES

    Effective and Statutory Rate Reconciliation—The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision for each period is shown in the table below (in thousands):

	For the Year Ended December 31,
	2000	1999	1998
Tax benefit at federal statutory rate	$(61,132)	$(39,458)	$(22,277)
State income tax, net of federal benefit	(3,700)	(3,996)	(1,387)
Effect of rate differences outside the United States	251	—	—
Increase in valuation allowance	61,293	36,767	21,506
Goodwill amortization	2,703	—	—
Other	585	6,687	2,158

Income taxes	$—	$—	$—

    Deferred Income Taxes—The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2000	1999
Deferred tax assets (non-current):
Cash to accrual basis adjustments (United States)	$—	$275
Accrued expenses	325	11,774
Net operating loss carryforwards	196,452	115,753
Bad debt reserve	5,467	5,809
Basis difference in intangibles	4,218	6,696
Other	3,157	—
Valuation allowance	(182,463)	(128,622)

	27,156	11,685

Deferred tax liabilities (current):
Other	11	—
Depreciation	27,145	11,685

	27,156	11,685

Net deferred taxes	$—	$—

    During the year ended December 31, 2000, the valuation allowance increased by approximately $53.8 million primarily due to additional federal and foreign net operating loss carryforwards. At December 31, 2000, the Company's net deferred tax assets are fully offset by a valuation allowance.

    At December 31, 2000, the Company had United States operating loss carryforwards available to reduce future United States taxable income which expire as follows (in millions):

Year	Primus	TresCom
2009	$0.3	$5.6
2010	1.7	5.5
2011	5.9	1.9
2012	28.0	11.6
2018	62.6	31.7
2019	108.4	—
2020	100.0	—

	$306.9	$56.3

    Approximately $56.3 million of operating loss carryforwards relate to the acquisition of TresCom. Utilization of these operating losses may be limited in the future.

    As of December 31, 2000, the Company had foreign net operating loss carryforwards of approximately $154.9 million that expire at various times and some of which carryforward without expiration.

    No provision was made in 2000 for United States income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted investments, accounts receivable and accounts payable approximate fair value. The estimated fair value of the Company's 2000 Convertible Debentures, 1999, 1998 and 1997 Senior Notes (carrying value of $1,109 million), based on quoted market prices, at December 31, 2000 was $285 million. The estimated fair value of the Company's 1999, 1998 and 1997 Senior Notes (carrying value of $869 million), based on quoted market prices, at December 31, 1999 was $852 million.

10. ADVERTISING

    The Company expenses advertising costs as incurred except for direct-response advertising costs, which are capitalized and amortized over the expected period of future benefits. Direct response advertising consists primarily of direct-mail advertisements, newspaper and television advertising. These costs are amortized over the lesser of the life of the customers obtained from these efforts or twelve months following the provisioning of the customer. At December 31, 2000 and 1999, $16.5 million and $16.8 million were included in prepaid expenses and other current assets. Advertising expense for the years ended December 31, 2000, 1999 and 1998 were $43.0 million, $24.8 million and $11.7 million, respectively.

11. COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments under capital lease and vendor financing obligations ("Equipment Financing") and non-cancelable operating leases as of December 31, 2000 are as follows (in thousands):

Year Ending December 31,	Equipment Financing	Operating Leases
2001	$19,138	$17,002
2002	24,815	12,042
2003	26,183	9,811
2004	25,900	7,242
2005	9,547	4,331
Thereafter	—	10,355

Total minimum lease payments	$105,583	$60,783

Less: Amount representing interest	(22,539)

	$83,044

    Rent expense under operating leases was $16.8 million, $9.2 million and $4.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    In December 1999, the Company agreed to purchase approximately $23.2 million of fiber capacity from Qwest Communications which will provide the Company with an ATM+IP based international broadband backbone of nearly 11,000 route miles of fiber optic cable in the United States and overseas, as well as private Internet peering at select sites in the United States and overseas. In March 2000, the Company agreed to purchase an additional $20.8 million of fiber capacity. The Company has purchased $15.7 million under the agreements as of December 31, 2000.

    In December 2000, the Company entered into a financing arrangement for the purchase of fiber optic capacity under an IRU Agreement in Australia for 67.6 million Australian Dollars from Optus Networks Pty. Limited. The lease term begins in fiscal year 2001 and is payable over a four-year term with an interest rate of 14.29%.

    On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A., based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998 and TresCom is currently the Company's subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000 and discovery has commenced. The Company's ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company's financial results. The Company intends to defend the case vigorously. Management believes that this suit will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

    The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any aggregate liability that may ultimately result from the resolution of these matters will not have any material adverse effect on the financial condition or results of operations or cash flows of the Company.

12. STOCKHOLDERS' EQUITY

    At the Company's Annual Meeting of Stockholders held on June 14, 2000, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock to 150,000,000 shares.

    During the years ended December 31, 2000, 1999 and 1998, the Company issued 2,946,238, 456,514 and 7,863,824 shares, respectively, of the Company's common stock as consideration of the purchase price for the various acquisitions.

    In October 1999, the Company sold 8.0 million shares of the Company's common stock at a price of $22.50 per share. The net proceeds from the sale were approximately $169.3 million.

13. STOCK-BASED COMPENSATION

    In December 1998, the Company established the 1998 Restricted Stock Plan (the "Restricted Plan") to facilitate the grant of restricted stock to selected individuals who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. During the year ended December 31, 2000, the Company issued 3,000 shares of restricted stock under the Restricted Plan at fair value to certain eligible agents. These restricted shares vest ratably on the issue date, first anniversary and second anniversary of the issue date based on a continued relationship. Compensation expense related to the award was $24,000 for the year ended December 31, 2000. During the year ended December 31, 1999, the Company issued 130,000 shares of restricted stock under the Restricted Plan at fair value. These restricted shares vest ratably after one, two and three years of continued employment.

    The Company sponsors an Employee Stock Option Plan (the "Employee Plan"). The total number of shares of common stock authorized for issuance under the Employee Plan is 7,800,000. Under the Employee Plan, awards may be granted to key employees of the Company and its subsidiaries in the form of Incentive Stock Options or Nonqualified Stock Options. The Employee Plan allows the granting of options at an exercise price of not less than 100% of the stock's fair value at the date of grant. The options vest over a period of up to three years, and no option will be exercisable more than ten years from the date it is granted.

    The Company sponsors a Director Stock Option Plan (the "Director Plan") for non-employee directors. Under the Director Plan, an option is granted to each qualifying non-employee director to purchase 45,000 shares of common stock, which vests over a two-year period. The option price per share is the fair market value of a share of common stock on the date the option is granted. No option will be exercisable more than ten years from the date of grant. An aggregate of 600,000 shares of common stock was reserved for issuance under the Director Plan.

    A summary of stock option activity during the three years ended December 31, 2000 is as follows:

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding- Beginning of year	3,883,359	$12.07	3,128,566	$9.87	2,555,360	$6.95
Granted	2,465,845	21.25	1,651,200	16.39	1,298,937	16.07
Exercised	(488,822)	5.29	(354,327)	9.22	(488,835)	7.42
Forfeitures	(857,977)	19.90	(542,080)	14.25	(236,896)	17.52

Outstanding—end of year	5,002,405	$15.90	3,883,359	$12.07	3,128,566	$9.87

Eligible for exercise-end of year	2,063,123	$11.20	1,789,865	$7.69	1,427,041	$6.93

    The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in years	Weighted Average Exercise Price	Total Exercisable	Weighted Average Exercise Price
$0.01 to $1.94	194,170	9.98	$1.94	—	$—
$1.95 to $3.55	595,996	0.19	$3.32	595,996	$3.32
$3.56 to $12.31	1,179,586	7.99	$11.62	274,965	$9.53
$12.32 to $14.00	1,223,678	4.83	$13.58	820,215	$13.75
$14.01 to $30.00	856,609	7.15	$18.96	364,448	$19.10
$30.01 to $40.00	952,366	9.10	$32.12	7,499	$34.09

	5,002,405			2,063,123

    The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 was $9.54, $7.99 and $7.38 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2000	1999	1998
Expected dividend yield	0%	0%	0%
Expected stock price volatility	109%	85%	97%
Risk-free interest rate	5.0%	6.3%	4.6%
Expected option term	4 years	4 years	4 years

    If compensation cost for the Company's grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS 123, the Company's pro forma net loss, and pro forma basic and diluted net loss per share for the years ending December 31, would be as follows:

	2000	1999	1998
Net loss (amounts in thousands):
As reported	$(174,664)	$(112,736)	$(63,648)
Pro forma	$(187,346)	$(119,241)	$(67,621)
Basic and diluted net loss per share:
As reported	$(4.40)	$(3.72)	$(2.61)
Pro forma	$(4.72)	$(3.93)	$(2.77)

14. EMPLOYEE BENEFIT PLANS

    The Company sponsors a 401(k) employee benefit plan (the "401(k) Plan") that covers substantially all United States based employees. Employees may contribute amounts to the 401(k) Plan not to exceed statutory limitations. The 401(k) plan provides an employer matching contribution of 50% of the first 6% of employee annual salary contributions. The employees receive the employer match in common stock of the Company which is subject to three-year cliff vesting. In 2000, the Company contributed the Company's common stock and cash valued at approximately $587,000; in 1999 and 1998, the Company contributed $328,000 and $119,000 in the Company's common stock.

    Effective January 1, 1998, the Company adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to contribute up to 15% of their compensation to be used toward purchasing the Company's common stock at 85% of the fair market value. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the ESPP.

15. RELATED PARTIES

    In June 1999, the Company contracted with a company to provide one satellite earth station in Australia and to provide, operate and maintain a satellite link between the Company's router in Los Angeles, California and the earth station. A Director of the Company is the Chairman and a stockholder of the company providing such services. An approximately $100,000 one-time charge was paid by the Company in 2000 in addition to a monthly charge of $144,000.

    At December 31, 2000, the Company held three notes receivable with balances totaling $1.0 million from three officers of the Company. These notes arose during the year ended December 31, 2000 bearing interest at the rate of 6% per annum and are payable in full five years from the date of agreement. Management believes the transactions are at arm's length. These notes receivable are secured by shares of the Company's common stock and are full recourse notes. The portion of the notes related to the issuance of stock is reflected as a reduction of stockholder's equity.

16. OPERATING SEGMENT AND RELATED INFORMATION

    The Company has three reportable operating segments based on management's organization of the enterprise into geographic areas—North America, Europe and Asia-Pacific. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and operating income/(loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company offers voice, data, Internet, e-commerce, Web hosting, enhanced application, VOIP, virtual private network and other value-added services in all three segments. The Company also offers DSL in North America. Net revenue by reportable segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Operations and assets of the North America segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes.

    Summary information with respect to the Company's segments is as follows (in thousands):

	Year Ended December 31,
	2000	1999	1998
Net Revenue
North America
United States	$343,027	$279,025	$175,956
Canada	179,372	125,708	11,642
Other	10,628	1,350	410

Total North America	533,027	406,083	188,008
Europe
United Kingdom	159,683	96,321	57,857
Other	199,303	99,156	3,006

Total Europe	358,986	195,477	60,863
Asia-Pacific
Australia	283,311	221,269	167,481
Other	24,098	9,910	5,276

Total Asia-Pacific	307,409	231,179	172,757

Total	$1,199,422	$832,739	$421,628

Operating Income/(Loss)
North America	$(59,064)	$(32,656)	$(29,028)
Europe	(40,313)	(6,778)	(741)
Asia-Pacific	(13,488)	(6,964)	(5,336)

Total	$(112,865)	$(46,398)	$(35,105)

Capital Expenditures
North America	$85,952	$34,171	$33,431
Europe	53,244	58,539	17,963
Asia-Pacific	54,576	17,872	24,589

Total	$193,772	$110,582	$75,983

	December 31,
	2000	1999	1998
Assets
North America
United States	$1,015,555	$767,089	$498,801
Canada	102,845	284,349	8,428
Other	12,896	17,651	127

Total North America	1,131,296	1,069,089	507,356
Europe
United Kingdom	214,912	100,299	46,136
Other	182,561	98,610	11,181

Total Europe	397,473	198,909	57,317
Asia-Pacific
Australia	178,381	171,068	104,128
Other	40,976	11,680	5,162

Total Asia-Pacific	219,357	182,748	109,290

Total	$1,748,126	$1,450,746	$673,963

    The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and equipment financing agreements.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2000 and 1999:

	For the quarter ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Net Revenue	$287,953	$300,136	$301,130	$310,203
Gross Margin	$80,518	$84,886	$85,198	$87,639
Loss before Extraordinary Item	$(43,252)	$(50,794)	$(56,376)	$(65,194)
Net Loss	$(43,252)	$(50,794)	$(56,376)	$(24,242)
Basic and Diluted Net Loss per Share:
Loss before Extraordinary Item	$(1.14)	$(1.27)	$(1.40)	$(1.61)
Net Loss	$(1.14)	$(1.27)	$(1.40)	$(0.60)
	For the quarter ended
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
	(in thousands)
Net Revenue	$131,228	$185,626	$250,320	$265,565
Gross Margin	$26,632	$42,766	$65,558	$73,184
Net Loss	$(25,155)	$(26,068)	$(28,274)	$(33,239)
Basic and Diluted Net Loss per Share	$(0.89)	$(0.92)	$(0.98)	$(0.93)

18. GAIN ON EARLY EXTINGUISHMENT OF DEBT

    In December 2000, the Company purchased $60.1 million principal amount of the Company's high yield debt and convertible debentures, prior to maturity, for $19.2 million in cash. This resulted in an after-tax extraordinary gain of $41.0 million, or $1.03 per basic and diluted share. Reflecting this extraordinary gain, the net loss for the year ended December 31, 2000 was $174.7 million, or $4.40 per basic and diluted share. The following table reflects the principal reduction and after-tax gain of the early extinguishment of the 1997 Senior Notes, the October 1999 Senior Notes and the 2000 Convertible Debentures for the year ended December 31, 2000, and the respective balances as of December 31, 2000:

	Principal Reduction	Balance at End of Period	After-Tax Gain
	(in thousands)
1997 11.75% Senior Notes due 2004	$46,080	$177,622	$30,422
October 1999 12.75% Senior Notes due 2009	10,650	239,350	7,699
2000 5.75% Convertible Debentures due 2007	3,390	296,610	2,831

Total	$60,120	$713,582	$40,952

19. SUBSEQUENT EVENTS

    On January 10, 2001, the Company received from Inktomi Corporation an investment, which is a part of a strategic alliance created between the two companies in June 2000, of $10 million in exchange for 2,862,254 restricted shares of the Company's common stock.

    In January 2001, the Company exchanged $129.6 million in principal amount of the 2000 Convertible Debentures for 8,308,258 shares of the Company's common stock and purchased $38.2 million of principal amount of its high yield debt and convertible debentures. In particular, the Company purchased $33.0 million principal amount of the February 2000 Debentures for $10.0 million in cash, $3.2 million principal amount of the October 1999 Senior Notes for $1.0 million in cash, and $2.0 million principal amount of the 1997 Senior Notes for $0.6 million in cash. The after-tax extraordinary gain of approximately $106.0 million on early extinguishment of the debt is expected to be reflected in the first quarter 2001 results.

SCHEDULE II
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS

    Activity in the Company's allowance accounts for the years ended December 31, 2000, 1999 and 1998 was as follows (in thousands):

Doubtful Accounts
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other(1)	Balance at End of Period
1998	$5,044	$9,431	$(12,772)	$13,273	$14,976
1999	$14,976	$27,908	$(19,843)	$13,412	$36,453
2000	$36,453	$17,756	$(23,713)	$3,968	$34,464
Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
1998	$16,762	$21,506	$—	$—	$38,268
1999	$38,268	$90,354	$—	$—	$128,622
2000	$128,622	$53,841	$—	$—	$182,463

(1)
Other additions represent the allowances for doubtful accounts, which were recorded in connection with business acquisitions.

S-1

SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
By:	/s/ K. PAUL SINGH K. Paul Singh Chairman of the Board, President and Chief Executive Officer

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Paul Singh and Neil L. Hazard, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 2000, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ K. PAUL SINGH K. Paul Singh	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2001
/s/ NEIL L. HAZARD Neil L. Hazard	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2001
/s/ JOHN F. DEPODESTA John F. DePodesta	Executive Vice President and Director	March 30, 2001
/s/ NICK EARLE Nick Earle	Director	March 30, 2001
/s/ HERMAN FIALKOV Herman Fialkov	Director	March 30, 2001
/s/ DAVID E. HERSHBERG David E. Hershberg	Director	March 30, 2001
/s/ DOUGLAS M. KARP Douglas M. Karp	Director	March 30, 2001
/s/ JOHN PUENTE John Puente	Director	March 30, 2001

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART III
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS
INDEPENDENT AUDITORS' REPORT
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BUSINESS
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
3. ACQUISITIONS
4. MARKETABLE SECURITIES
5. PROPERTY AND EQUIPMENT
6. GOODWILL AND OTHER INTANGIBLE ASSETS
7. LONG-TERM OBLIGATIONS
8. INCOME TAXES
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
10. ADVERTISING
11. COMMITMENTS AND CONTINGENCIES
12. STOCKHOLDERS' EQUITY
13. STOCK-BASED COMPENSATION
14. EMPLOYEE BENEFIT PLANS
15. RELATED PARTIES
16. OPERATING SEGMENT AND RELATED INFORMATION
17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
18. GAIN ON EARLY EXTINGUISHMENT OF DEBT
19. SUBSEQUENT EVENTS
SCHEDULE II PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES