Form 10-K/A
period 2000-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2001-04-30
CIK 1006837

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table and biographies set forth information concerning the individuals who serve as directors and executive officers of the Company.

Name	Age	Position	Year or Expiration of Term as Director
K. Paul Singh	50	Chairman of the Board of Directors, President, and Chief Executive Officer	2002
Neil L. Hazard	48	Executive Vice President and Chief Financial Officer	N/A
John F. DePodesta	56	Executive Vice President and Director	2002
Ravi Bhatia	52	Chief Operating Officer, Primus Australia	N/A
John Melick	42	Senior Vice President of International Business Development	N/A
Jay Rosenblatt	35	Senior Vice President, Global Carrier Services	N/A
Danielle Saunders	35	Vice President, Business Development	N/A
Herman Fialkov (1) (2)	79	Director	2003
David E. Hershberg (1)	63	Director	2003
Douglas M. Karp (2)	45	Director	2001
John Puente (2)	70	Director	2001
Nick Earle	43	Director	2003

(1)
Member of Compensation Committee.

(2)
Member of Audit Committee.

    K. Paul Singh co-founded the Company in 1994 with Mr. DePodesta and serves as its Chairman, President and Chief Executive Officer. From 1991 until he co-founded the Company, he served as the Vice President of Global Product Marketing for MCI. Prior to joining MCI, Mr. Singh was the Chairman and Chief Executive Officer of OTI, a provider of private digital communications in over 26 countries which he founded in 1984 and which was purchased by MCI in 1991.

    Neil L. Hazard joined the Company in 1996 as its Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Hazard was employed by MCI in several executive positions, most recently as its Director of Corporate Accounting and Financial Reporting, responsible for consolidation of MCI's financial results, external reporting to stockholders and securities compliance reporting. Mr. Hazard served as acting Controller of MCI for six months and as Director of Global Product Marketing. Prior to joining MCI in 1991, Mr. Hazard served as the Chief Financial Officer of OTI.

    John F. DePodesta co-founded the Company in 1994 with Mr. Singh, and serves as a Director and its Executive Vice President. In addition to his position with the Company, Mr. DePodesta also currently serves as the Chairman of the Board of Iron Road Railways Incorporated, which he co-founded in 1994, and served as Senior Vice President, Law and Public Policy, of Genesis Health Ventures, Inc. from January 1996 through March 1998. Additionally, from 1994 to 1999, he served as

"of counsel" to the law firm of Pepper Hamilton LLP, where he was previously a partner since 1979. Before joining Pepper Hamilton LLP, Mr. DePodesta served as the General Counsel of Consolidated Rail Corporation.

    Ravi Bhatia joined the Company in October 1995 as the Managing Director of Primus Telecommunications Pty., Ltd. (Australia). In March 1996 Mr. Bhatia became the Chief Operating Officer of Primus Australia and as such is responsible for implementing the Company's business strategy in Australia. Mr. Bhatia has more than 25 years of international experience in the telecommunications industry, which includes nine years of employment with MCI in various sales and marketing positions. Most recently, he served as the Director of Sales and Marketing for MCI in the South Pacific Region, based in Sydney.

    John Melick joined the Company in 1994 as its Vice President of Sales and Marketing and since 1996, has served as Senior Vice President and Vice President of International Business Development of the Company. Prior to joining the Company, he was a Senior Manager with MCI responsible for the day-to-day management of its global product portfolio in Latin America and the Caribbean region. He joined MCI in 1991 at the time of the acquisition of OTI where he managed the development of OTI's service expansion into Mexico and Latin America.

    Jay Rosenblatt served as the Company's Senior Vice President and Vice President of Global Carrier Services since January 1996 and previously was Director of Marketing and Sales responsible for the Company's commercial programs from September 1994 to January 1996. Prior to joining the Company in 1994, Mr. Rosenblatt was with MCI as the marketing manager responsible for private network services in the Americas and Caribbean.

    Danielle Saunders joined Primus in March of 1999 as Vice President of Business Development, focusing on the Company's data/Internet initiatives. From July 1996 until March 1999, Ms. Saunders was Senior Counsel at Teleglobe International Corporation actively involved in the development and rollout of new product offerings, as well as the formation of strategic ventures on a worldwide basis. Prior to Teleglobe, she was in the private practice of law at Shaw Pittman in the areas of public and private financings and mergers and acquisitions, with a focus on technology and telecommunications companies.

    Herman Fialkov became a director of the Company in 1995. Mr. Fialkov is a consultant to Newlight Management LLC and PolyVentures Associates, L.P., a venture capital firm, and has been associated with various venture capital firms since 1968. Previously, he was an officer and director of General Instrument Corporation which he joined in 1960 as a result of its acquisition of General Transistor Corporation, a company Mr. Fialkov founded. Mr. Fialkov is also a director of GlobeComm Systems, Inc.

    David E. Hershberg became a director of the Company in 1995. Mr. Hershberg is the founder, and has, since 1994, been Chairman, President and CEO, of GlobeComm Systems, Inc., a system integrator of satellite earth stations. From 1976 to 1994, Mr. Hershberg was the President and Chief Executive Officer of Satellite Transmission Systems, Inc., a global provider of satellite telecommunications equipment, and became a Group President of California Microwave, Inc., a company that acquired Satellite Transmission Systems, Inc.

    Douglas M. Karp became a director of the Company in June 1998. Mr. Karp has been a Managing Partner of Pacific Partners LLC, an investment firm, since August 2000. Prior to August 2000, Mr. Karp was a Managing Director of E.M. Warburg, Pincus & Co., LLC (or its predecessor, E.M. Warburg, Pincus & Co., Inc.) since May 1991. Prior to joining E.M. Warburg, Pincus & Co., LLC, Mr. Karp held several positions with Salomon Inc. including Managing Director from January 1990 to May 1991, Director from January 1989 to December 1989 and Vice President from October 1986 to December 1988. Mr. Karp is a director of Qwest Communications Inc., TV Filme, Inc., Journal

Register Company, PageNet do Brasil, S.A., StarMedia Network Inc., Golden Books Family Entertainment and several privately held companies. Mr. Karp was nominated by Warburg, Pincus Investors, L.P. ("Warburg, Pincus") for election as a director of the Company. In connection with the Company's merger with TresCom International, Inc. in June 1998, Warburg, Pincus was granted the right, for so long as it beneficially owns at least 10% of the outstanding Common Stock, to nominate one director to the Company's Board of Directors.

    John G. Puente became a director of the Company in 1995. From 1987 to 1995, Mr. Puente was Chairman of the Board and CEO of Orion Network Systems, a satellite telecommunications company. Mr. Puente was Chairman of the Board of Telogy Networks, Inc., a privately-held company, and is a director of MICROS Systems, Inc. Prior to joining Orion, Mr. Puente was Vice Chairman of M/A-Com Inc., now known as Hughes Network Systems, Inc., a diversified telecommunications and manufacturing company, which he joined in 1978 when M/A-Com acquired Digital Communications Corporation, a satellite terminal and packet switching manufacturer of which Mr. Puente was a founder and Chief Executive Officer.

    Nick Earle became a director of the Company in February 2001. From August 2000 to April 2001, Mr. Earle was the President and General Manager of Europe, Middle East and Africa division of Ariba Inc., an international software company. Prior to joining Ariba, Mr. Earle served in many positions with Hewlett-Packard Co. (HP) from 1983 through July 2000. From August 1999 through July 2000, Mr. Earle served as CEO of HP's Internet incubator, E-Services Solutions, where he directed product development, investments and strategic alliances. From 1996 through 1999 Mr. Earle served as VP Worldwide Marketing, Computer Systems and then as Chief Marketing Officer, Enterprise Computing for HP. Prior to joining HP, Mr. Earle was the Vice President of Mergers and Acquisitions for Citicorp Merchant Bank, London, from 1981 to 1983.

Meetings of the Board of Directors; Committees

    During the year ended December 31, 2000, the Board of Directors held seven meetings and acted by written consent on two occasions. Each director attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and of any meetings of committees of the Board of Directors on which he served.

    The Board of Directors has an Audit Committee and a Compensation Committee. The Board of Directors has delegated certain functions to these committees as follows:

    Audit Committee.  During the year ended December 31, 2000, the Audit Committee, which currently consists of Messrs. Puente (Chairman), Fialkov and Karp, held five meetings. The Audit Committee has the authority and responsibility to hire one or more independent public accountants to audit the Company's books, records and financial statements and to review the Company's systems of accounting (including its systems of internal control), to discuss with such independent public accountants the results of such audit and review, to conduct periodic independent reviews of the systems of accounting (including systems of internal control), and to make reports periodically to the Board of Directors with respect to its findings.

    All of the members of the Audit Committee are independent of the Company (as defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards).

    Compensation Committee.  During the year ended December 31, 2000, the Compensation Committee, which consists of Messrs. Fialkov (Chairman) and Hershberg, held four meetings and acted by written consent on four occasions. The Compensation Committee is responsible for fixing the compensation of the Chief Executive Officer and the other executive officers, deciding other compensation matters such as those relating to the operation of the Primus Telecommunications Group, Incorporated Stock Option Plan, as amended (the "Employee Option Plan"), and the Director Stock

Option Plan of Primus Telecommunications Group, Incorporated, as amended (the "Director Option Plan"), including the award of options under the former, and approving certain aspects of the Company's management bonus plan.

Compensation of Directors

    The Company pays non-employee directors an annual fee of $20,000 and will reimburse their expenses for attending meetings. In addition, the Company grants each person who becomes a non-employee Director on the date of initial election, and upon each date of re-election, options to purchase 45,000 shares of the Common Stock pursuant to the Director Option Plan which vest one-third upon the grant date, and one-third on each of the first and second anniversary of the grant dates.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth, for the years ended December 31, 2000, 1999 and 1998 certain compensation information with respect to the Company's Chief Executive Officer and the five highest paid other Company executive officers (the "Named Executive Officers").

		Annual Compensation		Long-Term Compensation
Name & Title	Year	Salary	Bonus	Securities Underlying Options/SARs (#)
K. Paul Singh, Chairman of the Board of Directors, President and Chief Executive Officer	2000 1999 1998	$400,000 $267,407 $258,013	$275,000 $250,000 $180,000	125,000 100,000 —
John F. DePodesta, Executive Vice President and Director	2000 1999 1998	$300,000 $210,087 $178,718	$200,000 $200,000 $135,000	100,000 50,000 —
Yousef B. Javadi, Chief Operating Officer, Primus North America (1)	2000 1999 1998	$250,000 $160,404 $154,808	$200,000 $200,000 $80,000	120,000 20,000 —
Neil L. Hazard, Executive Vice President and Chief Financial Officer	2000 1999 1998	$250,000 $179,375 $184,006	$200,000 $160,000 $105,000	60,000 25,000 —
Jay Rosenblatt, Senior Vice President, Global Carrier Services	2000 1999 1998	$200,000 $151,744 $122,923	$97,500 $40,000 $72,500	45,000 25,000 —
John Melick, Senior Vice President of International Business Development	2000 1999 1998	$200,000 $163,638 $128,391	$97,500 $25,000 $55,000	40,000 20,000 —

(1)
Resigned from the Company effective as of May 4, 2001.

Stock Option Grants in 2000

    Under the Employee Option Plan, options to purchase Common Stock are available for grant to all employees of the Company. The following table summarizes certain information regarding stock options to purchase Common Stock granted to the Named Executive Officers during the year ended December 31, 2000.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation Over Option Term
				% of Total Options Granted to Employees in 2000
	Options Granted	Exercise Price Per Share	Expiration Date
Name & Title					5%(1)	10%(1)
K. Paul Singh, Chairman of the Board of Directors, President and Chief Executive Officer	80,000 45,000	$31.94 $12.31	1/31/2010 8/14/2010

	125,000			5.07%	$5,064,335	$8,064,107
Yousef B. Javadi, Chief Operating Officer, Primus North America	66,000 54,000	$31.94 $12.31	1/31/2010 8/14/2010

	120,000			4.87%	$4,516,518	$7,191,799
John F. DePodesta, Executive Vice President and Director	66,000 34,000	$31.94 $12.31	1/31/2010 8/14/2010

	100,000			4.06%	$4,115,402	$6,553,090
Neil L. Hazard, Executive Vice President and Chief Financial Officer	40,000 20,000	$31.94 $12.31	1/31/2010 8/14/2010

	60,000			2.43%	$2,482,028	$3,952,215
Jay Rosenblatt, Senior Vice President, Global Carrier Services	23,000 22,000	$31.94 $12.31	1/31/2010 8/14/2010

	45,000			1.82%	$1,637,752	$2,607,846
John Melick, Senior Vice President of International Business Development	20,000 20,000	$31.94 $12.31	1/31/2010 8/14/2010

	40,000			1.62%	$1,441,572	$2,295,462

(1)
The 5% and 10% rates of appreciation were set by the SEC and are not intended to forecast future appreciation, if any, of the Common Stock.

Aggregated Option Exercises in 2000 and Fiscal Year End Option Values

    The following table provides certain information about stock options exercised by the Named Executive Officers in the year ended December 31, 2000 and the year-end values of stock options held by the named executive officers. All information relates to shares of Common Stock.

			Number of Unexercised Options at December 31, 2000		Value of Unexercised in-the-Money Options at December 31, 2000(1)
	Shares Acquired on Exercise
		Value Realized
Name & Title			Exercisable	Unexercisable	Exercisable	Unexercisable
K. Paul Singh, Chairman of the Board of Directors, President and Chief Executive Officer	—	—	471,433	191,667	—	—
Yousef B. Javadi, Chief Operating Officer, Primus North America	—	—	176,666	133,334	—	—
John F. DePodesta, Executive Vice President	101,430	$405,720	196,666	133,334	—	—
Neil L. Hazard, Executive Vice President and Chief Financial Officer	75,000	$3,566,875	277,623	76,667	—	—
Jay Rosenblatt, Senior Vice President, Global Carrier Services	28,739	$630,462	40,024	61,667	—	—
John Melick, Senior Vice President of International Business Development	67,620	$228,218	31,666	53,334	—	—

(1)
Based upon a closing price per share of Common Stock of $2.3125 on December 29, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of March 31, 2001, the Company had 473 registered holders of record of its Common Stock. For purposes of this filing, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

    The following table sets forth, as of March 31, 2001, certain information as to the beneficial ownership of shares of the Common Stock, including shares of Common Stock as to which a right to acquire beneficial ownership existed (for example, through the exercise of Common Stock options) within the meaning of Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, by each person or group who is known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each director or nominee for director, by the Named Executive Officers, and by all directors and executive officers as a group. Unless otherwise indicated, each person had, as of March 31, 2001, sole voting power and sole investment power with respect to the Company's shares, subject to community property laws as applicable.

Name and Business Address	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares of Common Stock (2)
K. Paul Singh (3) 1700 Old Meadow Road McLean, VA 22102	4,620,432	8.8%
Warburg, Pincus Investors, L.P. (4) 466 Lexington Avenue New York, NY 10017	3,875,689	7.4%
RS Invstment Management Co. LLC (5) 388 Market Street, Suite 200 San Francisco, CA 94111	6,459,900	12.4%
John Melick (6) 1700 Old Meadow Road McLean, VA 22102	122,461	*
John F. DePodesta (7) 1700 Old Meadow Road McLean, VA 22102	565,941	1.1%
David E. Hershberg (8) 1700 Old Meadow Road McLean, VA 22102	38,215	*
Douglas M. Karp (9) 1700 Old Meadow Road McLean, VA 22102	15,000	*
John G. Puente 1700 Old Meadow Road McLean, VA 22102	114,385	*
Neil L. Hazard (10) 1700 Old Meadow Road McLean, VA 22102	301,203	*
Yousef B. Javadi (11) 1700 Old Meadow Road McLean, VA 22102	211,885	*
Jay Rosenblatt (12) 1700 Old Meadow Road McLean, VA 22102	99,403	*
Ravi Bhatia (13) 1700 Old Meadow Road McLean, VA 22102	154,929	*
Herman Fialkov (14) 1700 Old Meadow Road McLean, VA 22102	15,000	*

Nick Earle (15) 1700 Old Meadow Road McLean, VA 22102	15,000	*
All executive officers and directors as a group (16) 1700 Old Meadow Road McLean, VA 22102	6,273,855	11.8%

*
Less than 1% of the outstanding Common Stock.

(1)
Shares of Common Stock subject to options or warrants currently exercisable or which become exercisable on or prior to 60 days from March 31, 2001 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

(2)
Based upon 52,220,635 shares of Common Stock outstanding as of March 31, 2001.

(3)
Includes 377,786 shares of Common Stock owned by Mr. Singh's family, 484,900 shares of Common Stock held by a private foundation of which Mr. Singh is the president and a director, 396,828 shares of Common Stock held of record by a series of revocable trusts of which Mr. Singh is the trustee and pursuant to which Mr. Singh has sole voting power and shared dispositive power, and 2,582 shares held in a 401(k) plan of which Mr. Singh is a beneficiary. Also includes 193,332 shares of Common Stock issuable upon the exercise of options granted to Mr. Singh.

(4)
E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("E.M. Warburg"), manages Warburg, Pincus. Warburg, Pincus & Co., a New York general partnership ("WP"), the sole general partner of Warburg, Pincus, has a 20% interest in the profits of Warburg, Pincus as the general partner. Lionel I. Pincus is the managing partner of WP and the managing member of E.M. Warburg and may be deemed to control both WP and E.M. Warburg.

(5)
Based on a Schedule 13G dated [January 11, 2001], RS Investment Management Co. LLP has reported that it may be deemed to be the beneficial owner of 6,459,900 shares of Common Stock.

(6)
Includes 44,999 shares of Common Stock issuable upon the exercise of options granted to Mr. Melick.

(7)
Includes 235,333 shares of Common Stock issuable upon the exercise of options granted to Mr. DePodesta.

(8)
Includes 15,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Hershberg.

(9)
Includes 15,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Karp.

(10)
Includes 69,999 shares of Common Stock issuable upon the exercise of options granted to Mr. Hazard.

(11)
Includes 205,333 shares of Common Stock issuable upon the exercise of options granted to Mr. Javadi.

(12)
Includes 54,332 shares of Common Stock issuable upon the exercise of options granted to Mr. Rosenblatt and 3,381 shares owned jointly with his spouse.

(13)
Includes 50,999 shares of Common Stock issuable upon the exercise of options granted to Mr. Bhatia. Certain of Mr. Bhatia's options and shares are pledged to secure payment of certain loans. See "Certain Relationships and Related Transactions—Executive Officer Loan."

(14)
Includes 15,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Fialkov.

(15)
Includes 15,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Earle.

(16)
Consists of 12 persons and includes 914,327 shares of Common Stock issuable upon the exercise of options granted to directors and executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Satellite Earth Station

    In June 1998, the Company's U.K. subsidiary entered into a $2.1 million agreement for the design, manufacture, installation and provision of training with respect to a satellite earth station in London, England. David Hershberg, one of the Company's directors, is the chairman, president and a stockholder of the company providing such services. Pursuant to this agreement, in June 1999 the Company also contracted with this company to provide one satellite earth station in Australia and to provide, operate and maintain a satellite link between the Company's router in Los Angeles, California and the earth station. An approximately $100,000 one-time charge was paid by the Company in addition to a monthly charge of $144,000.

Executive Officer Loans

    On January 5, 2001, the Company loaned Neil L. Hazard the principal amount of $786,147. As of March 31, 2001, no repayment has been made by Mr. Hazard. This loan is payable in full five years from the date of agreement (subject to earlier repayments upon the termination of Mr. Hazard's employment under certain circumstances) and is secured by shares of the Company's common stock and is full recourse notes. Interest is compounded quarterly at a rate of 6% per annum and payable upon maturity.

    On December 13, 2000, the Company loaned Jay Rosenblatt the principal amount of $268,500. As of March 31, 2001, no repayment has been made by Mr. Rosenblatt. This loan is payable in full five years from the date of agreement (subject to earlier repayments upon the termination of Mr. Rosenblatt's employment under certain circumstances) and is secured by shares of the Company's common stock and is full recourse notes. Interest is compounded quarterly at a rate of 6% per annum and payable upon maturity.

    On November 30, 2000, the Company loaned John Melick the principal amount of $209,823. As of March 31, 2001, no repayment has been made by Mr. Melick. This loan is payable in full five years from the date of agreement (subject to earlier repayments upon the termination of Mr. Melick's employment under certain circumstances) and is secured by shares of the Company's common stock and is full recourse notes. Interest is compounded quarterly at a rate of 6% per annum and payable upon maturity.

    On November 20, 2000 and November 21, 2000, the Company loaned John DePodesta the principal amount of $341,320 and $210,000, respectively. As of March 31, 2001, no repayment has been made by Mr. DePodesta. These loans are payable in full five years from the date of agreements (subject to earlier repayments upon the termination of Mr. DePodesta's employment under certain circumstances) and are secured by shares of the Company's common stock and are full recourse notes. Interest is compounded quarterly at a rate of 6% per annum and payable upon maturity.

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