Form 10-Q
period 2001-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2001-05-15
CIK 1006837

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2001
Common Stock $.01 par value	52,447,854

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

INDEX TO FORM 10-Q

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2001	2000
NET REVENUE	$280,005	$287,953
COST OF REVENUE	208,362	207,435

GROSS MARGIN	71,643	80,518

OPERATING EXPENSES
Selling, general and administrative	84,873	79,267
Depreciation and amortization	36,471	22,170

Total operating expenses	121,344	101,437

LOSS FROM OPERATIONS	(49,701)	(20,919)
INTEREST EXPENSE	(31,207)	(29,942)
INTEREST AND OTHER INCOME (EXPENSE)	(11,489)	7,609

LOSS BEFORE INCOME TAXES	(92,397)	(43,252)
INCOME TAXES	—	—

LOSS BEFORE EXTRAORDINARY ITEM	(92,397)	(43,252)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	106,095	—

NET INCOME (LOSS)	$13,698	$(43,252)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted:
Loss before extraordinary item	$(1.84)	$(1.14)
Gain on early extinguishment of debt	2.11	—

Net income (loss)	$0.27	$(1.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	50,230	37,824

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$303,651	$398,378
Marketable securities	—	747
Accounts receivable (net of allowance for doubtful accounts of $38,329 and $34,464)	194,051	228,877
Prepaid expenses and other current assets	50,280	46,051

Total current assets	547,982	674,053
PROPERTY AND EQUIPMENT — Net	481,858	466,704
GOODWILL AND OTHER INTANGIBLE ASSETS — Net	526,158	559,551
OTHER ASSETS	38,233	47,818

TOTAL ASSETS	$1,594,231	$1,748,126

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$140,270	$146,536
Accrued interconnection costs	110,560	124,854
Accrued expenses and other current liabilities	77,348	90,324
Accrued interest	31,086	37,933
Current portion of long-term obligations	21,136	14,404

Total current liabilities	380,400	414,051
LONG-TERM OBLIGATIONS	1,078,804	1,242,049
OTHER LIABILITIES	8,003	8,331

Total liabilities	1,467,207	1,664,431

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value — authorized 2,455,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value — authorized 150,000,000 and 80,000,000 shares; issued and outstanding 52,220,635 and 40,635,701 shares	522	406
Additional paid-in capital	596,531	540,321
Accumulated deficit	(385,355)	(399,053)
Accumulated other comprehensive loss	(84,674)	(57,979)

Total stockholders' equity	127,024	83,695

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,594,231	$1,748,126

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,698	$(43,252)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and accretion	36,536	22,261
Sales allowance	15,447	4,381
Stock issuance — 401(k) Plan and Restricted Stock Plan	—	75
Minority interest share of income (loss)	116	(248)
Marketable securities write-off	15,000	—
Gain on early extinguishment of debt	(106,095)	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	8,994	(23,099)
Increase in prepaid expenses and other current assets	(7,534)	(12,387)
(Increase) decrease in other assets	1,031	(4,620)
Increase (decrease) in accounts payable	(5,083)	23,848
Decrease in accrued expenses, other current liabilities and other liabilities	(19,788)	(3,073)
Increase (decrease) in accrued interest	(3,626)	363

Net cash used in operating activities	(51,304)	(35,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,577)	(42,237)
Sale of restricted investments	—	12,967
Purchase of marketable securities	—	(15,000)
Cash used for business acquisitions, net of cash acquired	(216)	(25,990)

Net cash used in investing activities	(35,793)	(70,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	325,000
Deferred financing costs	—	(10,000)
Purchase of the Company's debt securities	(11,611)	—
Principal payments on capital leases, vendor financing and long-term obligations	(3,680)	(1,452)
Proceeds from sale of common stock and exercise of stock options	10,215	1,595

Net cash provided by (used in) financing activities	(5,076)	315,143

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,554)	2,474

NET CHANGE IN CASH AND CASH EQUIVALENTS	(94,727)	211,606
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	398,378	471,542

CASH AND CASH EQUIVALENTS, END OF PERIOD	$303,651	$683,148

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
NET INCOME (LOSS)	$13,698	$(43,252)
OTHER COMPREHENSIVE INCOME (LOSS)—
Foreign currency translation adjustment	(40,948)	(10,378)
Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during period	(747)	15,402
Reclassification adjustment for loss included in net income	15,000	—

COMPREHENSIVE LOSS	$(12,997)	$(38,228)

See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

    The accompanying unaudited consolidated financial statements of Primus Telecommunications Group, Incorporated (the "Company" or "Primus") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

    New Accounting Pronouncements—In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 established standards for the accounting and reporting of derivative instruments and hedging activities and requires that derivative financial instruments, including certain derivative instruments embedded in other contracts, be measured at fair value and recognized as assets or liabilities in the financial statements. The Company adopted SFAS 133 in the three months ended March 31, 2001. The adoption of SFAS 133 did not have a material effect on the consolidated financial position or results of operations of the Company.

(3) Acquisitions

    The Company acquired a 19% interest in Liquor Industry Services Technology (Australia) Pty Ltd ("LIST"), an Australian B2B business, for $0.6 million during the year ended December 31, 2000. In March 2001, the Company received the remaining 81% of LIST for no additional monetary consideration; LIST desired to be a part of a larger organization to sustain its operations.

    The Company has accounted for this acquisition using the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired company have been included in the Company's financial statements since the acquisition date. The purchase price, including direct costs, of the Company's acquisition was allocated to the net assets acquired, including intangible assets and liabilities assumed, based on their respective fair values at the acquisition date. The valuation of the

Company's acquired assets and liabilities for the acquisition is preliminary, and as a result, the allocation of the acquisition costs among tangible and intangible assets may change.

(4) Marketable Securities

    In connection with a strategic business arrangement with Pilot Network Services ("Pilot"), in January 2000, the Company made a $15.0 million strategic investment in Pilot pursuant to which the Company purchased 919,540 shares, or 6.3%, of Pilot's common stock at a price of $16.3125 per share, and received a warrant to purchase an additional 200,000 shares at $25.00 per share. In March 2001, the Company wrote-off the investment of $15.0 million which is reported in Interest and Other Income (Expense). Based on current market quotes, the Company considered the decline in fair value to be permanent.

(5) Goodwill and Other Intangible Assets

    Goodwill and other intangible assets consist of the following (in thousands):

	March 31, 2001	December 31, 2000
	(unaudited)
Goodwill	$478,839	$494,642
Customer lists	140,487	146,101
Other	4,706	4,661

Subtotal	624,032	645,404
Less: Accumulated amortization	(97,874)	(85,853)

Total goodwill and other intangible assets, net	$526,158	$559,551

    Amortization expense for Goodwill and Other Intangible Assets for the three months ended March 31, 2001 was $15.4 million.

(6) Long-Term Obligations

    Long-term obligations consist of the following (in thousands):

	March 31, 2001	December 31, 2000
	(unaudited)
Obligations under capital leases	$32,466	$29,378
Vendor financing	69,605	64,297
Senior notes	807,354	812,439
Other long-term obligations	6,546	3,729
Convertible note	50,000	50,000
Convertible subordinated debentures	133,969	296,610

Subtotal	1,099,940	1,256,453
Less: Current portion of long-term obligations	(21,136)	(14,404)

Total long-term obligations	$1,078,804	$1,242,049

    The indentures governing the senior notes and convertible debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company's ability to incur further indebtedness and make certain payments including the payment of dividends.

  Senior Notes and Convertible Debentures

    In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007 ("2000 Convertible Debentures") with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures are convertible into approximately 6,025,170 shares of the Company's common stock based on a conversion price of $49.7913 per share. In December 2000, the Company purchased $3.4 million principal amount of these debentures, prior to maturity, for approximately $0.6 million in cash. In January 2001, the Company purchased $33.0 million principal amount of these debentures, prior to maturity, for approximately $10.0 million in cash. In addition, the Company exchanged 8,308,258 shares of the Company's common stock for the extinguishment of $129.6 million in principal amount of these debentures.

    In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 ("October 1999 Senior Notes"). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th. In addition, prior to October 15, 2002, the Company may redeem up to 35% of the original principal amount of the October 1999 Senior Notes at 112.75% of the principal amount thereof, plus accrued and unpaid interest through the redemption date. In December 2000, the Company purchased $10.7 million principal amount of these senior notes, prior to maturity, for approximately $3.0 million in cash. In January 2001, the Company purchased $3.2 million in principal amount of these senior notes, prior to maturity, for approximately $1.0 million in cash.

    On August 4, 1997, the Company completed the sale of $225 million 11 3/4% senior notes due 2004 ("1997 Senior Notes") and warrants to purchase 392,654 shares of the Company's common stock, with semi-annual interest payments due on February 1st and August 1st. In December 2000, the Company purchased $46.1 million principal amount of these senior notes, prior to maturity, for approximately $15.7 million in cash. In January 2001, the Company purchased $2.0 million in principal amount of these senior notes, prior to maturity, for approximately $0.6 million in cash.

  Capital Leases, Vendor Financing and Other Long-Term Obligations

    During the year ended December 31, 2000, Cisco Systems Capital Corporation provided to the Company $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. At March 31, 2001 and December 31, 2000, $9.4 million and $4.4 million, respectively, were utilized under this facility and are recorded as obligations under capital lease. Borrowings under this credit facility are payable over a four-year term and bear interest rates ranging from 9.62% to 13.28%.

    During the years ended December 31, 2000 and December 31, 1999, NTFC Capital Corporation provided to the Company $15.0 million and $30.0 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased. At March 31, 2001 and December 31, 2000, approximately $43.6 million was utilized by the Company. Borrowings under this credit facility are each priced at the date of drawdown at a 495 basis point spread off of the five-year United States Treasury rate; the interest rates range from 9.94% to 11.56% and are payable over a five-year term.

    During the year ended December 31, 1999, Ericsson Financing Plc provided to the Company $30.4 million (21.3 million British Pounds) in financing to fund the purchase of network equipment, secured by the equipment purchased. At March 31, 2001 and December 31, 2000, $14.3 million (10.0 million British Pounds) and $12.6 million (8.5 million British Pounds), respectively, were utilized under this facility. Borrowings under this credit facility accrue interest at rates equal to LIBOR of the relevant currency plus 5.8% and are payable over a five-year term.

    During the year ended December 31, 2000, General Electric Capital Corporation provided to the Company $20.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. At March 31, 2001 and December 31, 2000, $9.8 million and $5.3 million, respectively, were utilized under this facility. Borrowings under this credit facility are priced at the date of drawdown at a 500 basis point spread off of the five-year United States Treasury rate and are payable over a five-year term; the interest rates range from 9.75% to 10.33%.

    In March 2000, the Company entered into a strategic business alliance agreement with Hewlett-Packard Company pursuant to which Hewlett-Packard will provide products and services to enable the Company to develop data centers in Europe, Australia, Japan and Brazil. Hewlett-Packard also agreed to purchase up to $50 million in convertible debt. As of March 31, 2001, Hewlett-Packard funded the entire $50 million under the agreement. The convertible note is due in March 2005. Such debt will bear interest at a rate of 9.25% per annum. The outstanding principal and unpaid accrued interest are convertible into the Company's common stock at a price of $60 per share. As of March 31, 2001, the debt is convertible into 852,604 shares of the Company's common stock. The Company has the right under certain circumstances to require Hewlett-Packard to convert the debt to equity. Until converted, the debt will be secured by equipment purchased from Hewlett-Packard with the proceeds of the investment.

(7) Operating Segment and Related Information

    The Company has three reportable operating segments based on management's organization of the enterprise into geographic areas—North America, Europe and Asia-Pacific. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and operating income/(loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company offers voice, data, Internet, e-commerce, Web hosting, enhanced application, voice over Internet protocol (VOIP), virtual private network and other value-added services in all three segments. The Company also offers digital subscriber line (DSL) in North America and Asia-Pacific. Net revenue by reportable segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Operations and assets of the North America segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes.

    Summary information with respect to the Company's segments is as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
	(unaudited)
Net Revenue
North America
United States	$77,524	$80,209
Canada	45,378	44,882
Other	2,476	2,533

Total North America	125,378	127,624
Europe
United Kingdom	35,269	37,765
Other	47,155	47,680

Total Europe	82,424	85,445
Asia-Pacific
Australia	64,948	71,953
Other	7,255	2,931

Total Asia-Pacific	72,203	74,884

Total	$280,005	$287,953

Operating Income/(Loss)
North America	$(29,780)	$(12,423)
Europe	(14,122)	(4,302)
Asia-Pacific	(5,799)	(4,194)

Total	$(49,701)	$(20,919)

	March 31, 2001	December 31, 2000
	(unaudited)
Assets
North America
United States	$884,793	$1,015,555
Canada	89,118	102,845
Other	11,639	12,896

Total North America	985,550	1,131,296
Europe
United Kingdom	214,356	214,912
Other	174,709	182,561

Total Europe	389,065	397,473
Asia-Pacific
Australia	174,136	178,381
Other	45,480	40,976

Total Asia-Pacific	219,616	219,357

Total	$1,594,231	$1,748,126

(8) Commitments and Contingencies

    In December 1999, the Company agreed to purchase approximately $23.2 million of fiber capacity from Qwest Communications which will provide the Company with an asynchronous transfer mode (ATM) + Internet protocol (IP) based international broadband backbone of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas. In March 2000, the Company agreed to purchase an additional $20.8 million of fiber capacity. The Company has purchased $25.5 million under the agreements as of March 31, 2001.

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

(9) Stockholder's Equity

    On January 10, 2001, the Company received from Inktomi Corporation an investment, which is a part of a strategic alliance created between the two companies in June 2000, of $10 million in exchange for 2,862,254 restricted shares of the Company's common stock.

(10) Related Parties

    In January 2001, the Company loaned an officer of the Company the principal amount of $0.8 million in full recourse note. This loan is payable in full five years from the date of agreement (subject to earlier repayments upon the termination of the officer's employment under certain circumstances) and is secured by shares of the Company's common stock. Interest is compounded quarterly at a rate of 6% per annum and payable upon maturity. The portion of this note related to the issuance of stock is reflected as a reduction of stockholder's equity.

(11) Gain on Early Extinguishment of Debt

    In January 2001, the Company exchanged 8,308,258 shares of the Company's common stock for the extinguishment of $129.6 million in principal amount of the 2000 Convertible Debentures and purchased $38.2 million of principal amount of its high yield debt and convertible debentures, prior to maturity, for $11.6 million in cash. This resulted in an extraordinary gain of $106.1 million, or $2.11 per basic and diluted share. There was no tax provision due to the availability of Net Operating Loss Carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Primus is a global facilities-based Total Service Provider offering bundled voice, data, Internet, DSL, e-commerce, Web hosting, enhanced application, VOIP, virtual private network (VPN) and other value-added services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia and Japan. The Company seeks to capitalize on the increasing demand for high-quality international communications services, which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of global data and Internet traffic. The Company provides services over its network, which consists of (i) 23 carrier-grade switches, including 19 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom and four domestic switches in Australia; (ii) more than 300 points of presence (POPs) and Internet access nodes in additional markets within our principal service regions; (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems; and (iv) an international satellite earth station located in London, together with the capacity the Company leases on an Intelsat satellite. Utilizing this network, along with resale arrangements and foreign carrier agreements, the Company provides service to approximately 2.1 million customers.

    The Company's net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic and in the United States, Canada, Brazil, United Kingdom, continental Europe, Australia and Japan, also from the provision of both local and cellular services in selected markets. Long distance net revenue is earned based on the number of minutes billable and is recorded upon completion of a call, adjusted for sales allowance. The Company generally prices its services at a savings compared to the major carriers operating in its principal service regions. The Company expects to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant international long distance usage, including small- and medium-sized businesses, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

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

Other Operating Data

    The following information for the three months ended March 31, 2001 and 2000 (in thousands) is provided for informational purposes and should be read in conjunction with the unaudited

Consolidated Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.

	Three Months Ended March 31, 2001 (unaudited)
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
North America	$125,378	516,265	566,275	1,082,540
Europe	82,424	386,998	283,113	670,111
Asia-Pacific	72,203	57,301	186,015	243,316

Total	$280,005	960,564	1,035,403	1,995,967

	Three Months Ended March 31, 2000 (unaudited)
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
North America	$127,624	418,368	561,954	980,322
Europe	85,445	257,507	214,317	471,824
Asia-Pacific	74,884	44,166	159,416	203,582

Total	$287,953	720,041	935,687	1,655,728

Results of operations for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

    Net revenue decreased $8.0 million or 3% to $280.0 million for the three months ended March 31, 2001, from $288.0 million for the three months ended March 31, 2000.

  North America: The Company's North American net revenue decreased $2.2 million or 2% from $127.6 million for the three months ended March 31, 2000 to $125.4 million for the three months ended March 31, 2001. The decrease is primarily attributed to $7 million in additional sales allowance to write-off bad debts from "dot-com" customers associated with 1492 Technologies, an acquired Web design/consulting business whose operations were discontinued during the three months ended March 31, 2001, and the negative impact of the declining value of the Canadian dollar against the United States dollar. The decrease is partially offset by increased traffic volumes in carrier operations and to a lesser extent increases in business and residential retail operations in the Company's Canadian division. The decrease is also offset by the results of operations of the Company's 2000 acquisitions including Shore.Net (since the March 2000 acquisition) and CTE (since the June 2000 acquisition).

  Europe: European net revenue decreased $3.0 million or 4% from $85.4 million for the three months ended March 31, 2000 to $82.4 million for the three months ended March 31, 2001. The European net revenue decrease is primarily attributed to the negative impact of declining foreign currency exchange rates against the United States dollar and decisions made by the Company's carrier group not to carry traffic from other carriers who are in distressed financial circumstances. Additionally, the Company recorded approximately $1 million in additional sales allowance in the three months ended March 31, 2001 to cover several carrier and business customer bad debts from failing companies. The decrease is partially offset by the addition of LCR Telecom (since the February 2000 acquisition), Citrus (since the February 2000 acquisition), A-Tel (since the May 2000 acquisition) and InterNext (since the May 2000 acquisition).

  Asia-Pacific: The Company's Asia-Pacific net revenue decreased $2.7 million or 4% from $74.9 million for the three months ended March 31, 2000 to $72.2 million for the three months ended March 31, 2001. The net revenue decrease in the Asia-Pacific region was primarily attributable to the negative impact of declining foreign currency exchange rates against the United States dollar and the continuing competitive pricing pressures. The decrease was partially offset by increased traffic volumes from the provision of local access in Australia, the continued growth in the Company's data and Internet sales in Australia, and the operations of the Company's 2000 acquisitions including Bekko (since the March 2000 acquisition) and DIPL (since the March 2000 acquisition).

    Cost of revenue increased $1.0 million from $207.4 million for the three months ended March 31, 2000 to $208.4 million for the three months ended March 31, 2001. As a percentage of net revenue, the cost of revenue increased by 240 basis points from 72.0% to 74.4%. The increase in the cost of revenue is attributable to the increase in traffic volumes and associated net revenue growth which is offset by the additional sales allowance and the addition of expense from acquired operations including LCR, CTE and Bekko.

    Selling, general and administrative expenses increased $5.6 million to $84.9 million, or 30.3% of net revenue, for the three months ended March 31, 2001 from $79.3 million, or 27.5% of net revenue, for the three months ended March 31, 2000. The increase is partially attributable to severance pay and employee termination costs of approximately $1 million in connection with approximately half of an 11% workforce reduction of full-time employees during the three months ended March 31, 2001. The remaining workforce reduction will be concluded in the three months ended June 30, 2001. The increase is also due to the impact of increased advertising, marketing and sales expenses focused on retail revenue growth as well as the impact of the Company's acquisitions of LCR, CTE and Bekko.

    Depreciation and amortization expense increased by $14.3 million to $36.5 million for the three months ended March 31, 2001 from $22.2 million for the three months ended March 31, 2000. The increase is associated with the increased amortization expense related to intangible assets arising from the Company's acquisitions and with increased depreciation expense related to capital expenditures for fiber optic cable, switching, data center and other network equipment being placed into service. The increase is also attributed to approximately $2 million for the write-off of goodwill for the Company's Web design acquisitions and the write-off of software costs in the three months ended March 31, 2001.

    Interest expense increased from $29.9 million for the three months ended March 31, 2000 to $31.2 million for the three months ended March 31, 2001. The increase is primarily attributable to the $300 million 5 3/4% Convertible Subordinated Debentures due 2007 ("2000 Convertible Debentures"), the $50 million 9 1/4% Hewlett-Packard convertible debt, and additional capital lease and equipment financing. The increase is partially offset by the interest savings from the principal reduction of the Company's high yield debt and convertible debentures.

    Interest and other income (expense) decreased to negative $11.5 million for the three months ended March 31, 2001 from $7.6 million for the three months ended March 31, 2000. The decrease is associated with the $15.0 million write-off of the Company's investment in Pilot Network Services because it became permanently impaired in March 2001.

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

    Net cash used by operating activities was $51.3 million for the three months ended March 31, 2001 as compared to net cash used by operating activities of $35.8 million for the three months ended March 31, 2000. The increase in operating cash used was comprised of an increase in interest expense and an increase in cost of sales expense and sales, general and administrative expenses. Operating cash was also used to reduce accounts payable, accrued interconnection costs and accrued expenses balances, but was partially offset by higher collections of accounts receivable.

    Net cash used by investing activities was $35.8 million for the three months ended March 31, 2001 compared to net cash used by investing activities of $70.3 million for the three months ended March 31, 2000. Net cash used by investing activities during the three months ended March 31, 2001 included $35.6 million of capital expenditures primarily for the expansion of the Company's global network as compared to $42.2 million during the three months ended March 31, 2000.

    Net cash used by financing activities was $5.1 million for the three months ended March 31, 2001 as compared to net cash provided by financing activities of $315.1 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, cash used by financing activities was $11.6 million for the purchase of certain of the Company's debt securities, $3.7 million of payments on capital leases and other long-term obligations, offset by $10.0 million in cash received from Inktomi Corporation in exchange for 2,862,254 shares of the Company's common stock. Cash provided by financing activities for the three months ended March 31, 2000 resulted primarily from $290.0 million of net proceeds from the sale of the February 2000 Debentures, as well as $25.0 million from the Hewlett-Packard investment, partially offset by $1.5 million of payments on capital leases and other long-term obligations.

    The Company believes that its existing cash and available capital lease and equipment financing (subject to the limitations in the Indentures related to the Company's senior notes and convertible debentures) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, acquisitions and other cash needs for its operations through the second quarter of 2002. The Company is continually evaluating the expansion of its service offerings and plans to make further investments in and enhancements to its switches and distribution channels in order to expand its service offerings. In order to fund these additional cash requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources. However, the Company may also be required to reduce its expansion and capital expenditures in the event it cannot raise additional capital when needed. In that event, the Company may not be able to service its debt or other obligations and could be required to seek relief from such obligations. Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of the Company's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may be required to seek additional capital sooner than expected.

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

    Limited Operating History; Entry into Internet and data business. The Company has recently begun targeting businesses and residential customers for Internet and data services through its subsidiary iPRIMUS.com and other recently acquired ISPs. The Company has been expanding and intends to continue to expand its offering of data and Internet services worldwide. The Company anticipates offering a full-range of Internet protocol-based data and voice communications over the global broadband ATM+IP network which the Company has deployed. The Company has limited experience in the Internet and Web hosting business and cannot provide assurance that it will successfully establish or expand the business. Currently, the Company provides Internet services to business and residential customers in the United States, Australia, Canada, Japan, Brazil, Germany, France and Spain, and offers Internet transmission services in the Indian Ocean/Southeast Asia regions through its satellite earth station in London.

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

    Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, the Company had cumulative negative cash flow from operating activities and cumulative negative EBITDA. In addition, the Company incurred net losses since inception and has an accumulated deficit of approximately $385 million as of March 31, 2001. The Company expects to continue to incur additional operating losses and negative cash flow as it expands its operations and continues to build-out and upgrade its network. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain profitability or positive cash flow from operations in any future period.

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

    Foreign currency—Although the Company's functional currency is the United States dollar, a significant portion of the Company's net revenue is derived from its sales and operations outside the United States. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on the Company's results of operations. For example, the Company estimates that the total adverse impact of foreign currency exchange rate changes from the three months ended March 31, 2000 reduced the reported revenue for the three months ended March 31, 2001 by approximately $21 million. Due to the large percentage of the Company's revenues derived outside of the United States, continuing strengthening of the United States dollar would continue to have an adverse impact on the company's results of operations. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive loss" within the stockholders' equity section of the consolidated balance sheet. The Company historically has not engaged in hedging transactions to mitigate foreign exchange risk.

    Interest rates—We are currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations because a substantial majority of our long-term debt obligations are at fixed interest rates. However, we are exposed to interest rate risk as additional financing may be required due to the large operating losses and capital expenditures associated with establishing and expanding our networks and facilities. The interest rates that we will be able to obtain on additional financing, if any, will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. We do not currently anticipate entering into interest rate swaps and/or similar instruments. The estimated fair value of the Company's 2000 Convertible Debentures, 1999, 1998 and 1997 Senior Notes (carrying value of $941 million), based on quoted market prices, at March 31, 2001 was $263 million.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In January 2001, the Company received from Inktomi Corporation an investment, which is a part of a strategic alliance created between the two companies in June 2000, of $10 million in exchange for 2,862,254 restricted shares of the Company's common stock.

    In January 2001, the Company exchanged 8,308,258 shares of the Company's common stock for the extinguishment of $129.6 million in principal amount of the 2000 Convertible Debentures and purchased $38.2 million of principal amount of its high yield debt and convertible debentures.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits (see index on page 21)

  (b)
  Reports on Form 8-K

  Form 8-K, dated January 11, 2001, was filed to announce the Company's sale of 2,862,254 restricted shares of its common stock to Inktomi Corporation for consideration of $10,000,000 in cash.

  Form 8-K, dated January 18, 2001, was filed to announce the Company's purchase of $61.9 million principal amount of its high yield debt and exchange of $129.6 million in principal amount of its 5.75% Convertible Debentures for 8,308,258 shares of the Company's common stock.

  Form 8-K, dated February 16, 2001, was filed to announce the Company's results of operations for the quarter and year ended December 31, 2001 and the addition to its Board of Directors of Mr. Nick Earle.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Date May 15, 2001	By:	/s/ NEIL L. HAZARD Neil L. Hazard (Executive Vice President, Chief Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the "S-8 Registration Statement").
3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the "IPO Registration Statement").
4.1	Specimen Certificate of Primus Common Stock; Incorporated by reference to Exhibit 4.1 of the IPO Registration Statement.
4.2	Form of Indenture; Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, No 333-30195 (the "1997 Senior Note Registration Statement").
4.3	Form of Indenture of Primus, as amended and restated on January 20, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.3 of the 1998 Form 10-K.
4.4	Form of Warrant Agreement of Primus; Incorporated by reference to Exhibit 4.2 of the 1997 Senior Note Registration Statement.
4.5	Indenture, dated May 19, 1998, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4, No 333-58547 (the "1998 Senior Note Registration Statement").
4.6	Specimen 9 7/8% Senior Note due 2008; Incorporated by reference to Exhibit A included in Exhibit 4.4 of the 1998 Senior Note Registration Statement.
4.7	Indenture, dated January 29, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.3 of the 1998 Form 10-K.
4.8	Specimen 11 1/4% Senior Note due 2009; Incorporated by reference to Exhibit A included in Exhibit 4.7.
4.9	Rights Agreement, dated as of December 23, 1998, between Primus and StockTrans, Inc., including the Form of Rights Certificate (Exhibit A), the Certificate of Designation (Exhibit B) and the Form of Summary of Rights (Exhibit C); Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, No 000-29092 filed with the Commission on December 30, 1998.
4.10	Form of legend on certificates representing shares of Common Stock regarding Series B Junior Participating Preferred Stock Purchase Rights; Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, No 000-29092 filed with the Commission on December 30, 1998.
4.11	Supplemental Indenture between Primus and First Union National Bank dated January 20, 1999; Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-76965, filed with the Commission on May 6, 1999.
4.12	Amendment 1999-1 to the Primus Telecommunications Group, Incorporated Stock Option Plan; Incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-76965, filed with the Commission on August 2, 1999.

4.13	Specimen 11 3/4% Senior Note Due 2004; Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, No. 333-90179, filed with the Commission on November 2, 1999 (the "November S-4").
4.14	Indenture, dated October 15, 1999, between the Company and first Union National Bank; Incorporated by reference to the November S-4.
4.15	Specimen 12 3/4% Senior Note due 2009; Incorporated by reference to Exhibit A to Exhibit 4.14 hereto.
4.16	Indenture, dated February 24, 2000, between the Company and First Union National Bank.
4.17	Specimen 5 3/4% convertible subordinated debenture due 2007; Incorporated by reference to Exhibit A to Exhibit 4.16 hereto.
10.1	Amendment No. 1 to Stockholder Agreement among Warburg, Pincus, K. Paul Singh, Primus, and TresCom, dated as of April 16, 1998; Incorporated by reference to Exhibit 10.1 of the Form 8-K for Amendments.
10.2	Switched Transit Agreement, dated June 5, 1995, between Teleglobe USA, Inc. and Primus for the provision of services to India; Incorporated by reference to Exhibit 10.2 of the IPO Registration Statement.
10.3	Hardpatch Transit Agreement, dated February 29, 1996, between Teleglobe USA, Inc. and Primus for the provision of services to Iran; Incorporated by reference to Exhibit 10.3 of the IPO Registration Statement.
10.4	Employment Agreement, dated June 1, 1994, between Primus and K. Paul Singh; Incorporated by reference to Exhibit 10.5 of the IPO Registration Statement.**
10.5	Primus 1995 Stock Option Plan; Incorporated by reference to Exhibit 10.6 of the IPO Registration Statement. **
10.6	Primus 1995 Director Stock Option Plan; Incorporated by reference to Exhibit 10.7 of the IPO Registration Statement. **
10.7	Registration Rights Agreement, dated July 31, 1996, among Primus, Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners II LDC and Winston Partners LLC; Incorporated by reference to Exhibit 10.11 of the IPO Registration Statement.
10.8	Service Provider Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd., dated May 3, 1995; Incorporated by reference to Exhibit 10.12 of the IPO Registration Statement.
10.9	Dealer Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd. dated January 8, 1996; Incorporated by reference to Exhibit 10.13 of the IPO Registration Statement.
10.10	Hardpatch Transit Agreement dated October 5, 1995 between Teleglobe USA, Inc. and Primus regarding the provision of services to India; Incorporated by reference to Exhibit 10.14 of the IPO Registration Statement.
10.11	Master Lease Agreement dated as of November 21, 1997 between NTFC Capital Corporation and Primus Telecommunications, Inc.; Incorporated by reference to Exhibit 10.17 of Primus's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"), as amended on Form 10-K/A dated April 30, 1998.
10.12	Primus Employee Stock Purchase Plan; Incorporated by reference to Exhibit 10.15 of the 1997 Senior Note Registration Statement. **

10.13	Primus 401(k) Plan; Incorporated by reference to Exhibit 4.4 of the Primus Registration Statement on Form S-8 (No. 333-35005).
10.14	Registration Rights Agreement, dated May 19, 1998, among Primus Telecommunications Group, Incorporated, Primus Telecommunications, Incorporated, Primus Telecommunications Pty. Ltd. and Lehman Brothers, Inc.;Incorporated by reference to Exhibit 10.23 of the 1998 Senior Note Registration Statement.
10.15	Primus Telecommunications Group, Incorporated-TresCom International Stock Option Plan Incorporated by reference to Exhibit 4.1 of the S-8 Registration Statement. **
10.16	Warrant Agreement between the Company and Warburg, Pincus Investors, L.P.;Incorporated by reference to Exhibit 10.6 to the TresCom Form S-1.
10.17	Form of Indemnification Agreement between the Company and its directors and executive officers Incorporated by reference to Exhibit 10.23 to the TresCom Form S-1.
10.18	The Company's 1998 Restricted Stock Plan; Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 333-86839, filed with the Commission on September 17, 1999.
10.19	Agreement for the Reciprocal Purchase of Capacity On the Systems of Each of the Company and Global Crossing Holdings Ltd. Effective as of May 24, 1999, incorporated by reference to Exhibit 10.19 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.
10.20	Indefeasible Right of Use Agreement between Primus Telecommunications, Inc. and Qwest Communications Corporation dated December 30, 1999, incorporated by reference to Exhibit 10.20 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.
10.21	Common Stock Purchase Agreement between the Company and Pilot Network Services, Inc. dated December 28, 1999, incorporated by reference to Exhibit 10.21 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.
10.22	Warrant to purchase up to 200,000 shares of common stock of Pilot Network Services, Inc. dated December 28, 1999, incorporated by reference to Exhibit 10.22 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.
10.23	Loan Agreement between Primus Telecommunications, Inc. and NTFC Capital Corporation dated November 22, 1999, incorporated by reference to Exhibit 10.23 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.
10.24	Resale Registration Rights Agreement among the Company, certain of its subsidiaries, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Morgan Stanley & Co. Incorporated dated February 24, 2000, incorporated by reference to Exhibit 10.24 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.
10.25	Form of Loan Agreement between the Company and GE Capital Corporation, incorporated by reference to Exhibit 10.25 of the Company's Annual Report of Form 10-K for the year ended December 31, 2000.
10.26	Form of Promissory Note issued by the Company to GE Capital Corporation, incorporated by reference to Exhibit 10.26 of the Company's Annual Report of Form 10-K for the year ended December 31, 2000.
10.27	Cisco Systems Capital Corporation $50 million Letter of Commitment to the Company dated November 2000, incorporated by reference to Exhibit 10.27 of the Company's Annual Report of Form 10-K for the year ended December 31, 2000.

10.28	Form of Promissory Note issued by certain officers to the Company, incorporated by reference to Exhibit 10.28 of the Company's Annual Report of Form 10-K for the year ended December 31, 2000.
10.29	Form of Security Agreement issued by certain officers to the Company, incorporated by reference to Exhibit 10.29 of the Company's Annual Report of Form 10-K for the year ended December 31, 2000.
21.1	Subsidiaries of the Registrant.

**
Compensatory benefit plan

QuickLinks

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED INDEX TO FORM 10-Q
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts) (unaudited)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
  PART I. FINANCIAL INFORMATION
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