Form 10-Q
period 2001-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2001-08-14
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2001

Common Stock $.01 par value	52,518,765

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

NET REVENUE	$271,083	$300,136	$551,088	$588,089
COST OF REVENUE	195,063	215,250	403,425	422,685

GROSS MARGIN	76,020	84,886	147,663	165,404

OPERATING EXPENSES
Selling, general and administrative	78,838	83,364	163,711	162,631
Depreciation and amortization	36,992	27,075	73,463	49,245

Total operating expenses	115,830	110,439	237,174	211,876

LOSS FROM OPERATIONS	(39,810)	(25,553)	(89,511)	(46,472)

INTEREST EXPENSE	(29,296)	(33,343)	(60,503)	(63,285)
INTEREST AND OTHER INCOME (EXPENSE)	(451)	8,102	(11,940)	15,711

LOSS BEFORE INCOME TAXES	(69,557)	(50,794)	(161,954)	(94,046)
INCOME TAXES	-	-	-	-

LOSS BEFORE EXTRAORDINARY ITEM	(69,557)	(50,794)	(161,954)	(94,046)

GAIN ON EARLY EXTINGUISHMENT OF DEBT	185,662	-	291,757	-

NET INCOME (LOSS)	$116,105	$(50,794)	$129,803	$(94,046)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted:
Loss before extraordinary item	$(1.33)	$(1.27)	$(3.15)	$(2.41)
Gain on early extinguishment of debt	3.54	-	5.68	-

Net income (loss)	$2.21	$(1.27)	$2.53	$(2.41)

WEIGHTED AVERAGE NUMBER OFCOMMON SHARES OUTSTANDING	52,436	40,103	51,404	38,964

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2001	December 31, 2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,523	$398,378
Marketable securities	-	747
Accounts receivable (net of allowance for doubtful accounts of $29,720 and $34,464)	200,917	228,877
Prepaid expenses and other current assets	50,739	46,051

Total current assets	407,179	674,053

PROPERTY AND EQUIPMENT - Net	562,607	466,704
GOODWILL AND OTHER INTANGIBLE ASSETS - Net	513,228	559,551
OTHER ASSETS	29,593	47,818

TOTAL ASSETS	$1,512,607	$1,748,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$127,255	$146,536
Accrued interconnection costs	100,541	124,854
Accrued expenses and other current liabilities	70,546	90,324
Accrued interest	26,969	37,933
Current portion of long-term obligations	47,147	14,404

Total current liabilities	372,458	414,051
LONG-TERM OBLIGATIONS	882,676	1,242,049
OTHER LIABILITIES	8,557	8,331

Total liabilities	1,263,691	1,664,431

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value - authorized 2,455,000 shares; none issued and outstanding	-	-
Common stock, $.01 par value - authorized 150,000,000 shares; issued and outstanding 52,437,363 and 40,635,701 shares	524	406
Additional paid-in capital	597,649	540,321
Accumulated deficit	(269,250)	(399,053)
Accumulated other comprehensive loss	(80,007)	(57,979)

Total stockholders’ equity	248,916	83,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,512,607	$1,748,126

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$129,803	$(94,046)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and accretion	73,644	49,426
Sales allowance	22,886	8,292
Stock issuance - 401(k) Plan and Restricted Stock Plan	132	75
Minority interest share of income (loss)	68	(69)
Marketable securities write-off	15,000	-
Gain on early extinguishment of debt	(291,757)	-
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(5,168)	(38,260)
Increase in prepaid expenses and other current assets	(8,135)	(19,050)
(Increase) decrease in other assets	2,847	(3,029)
Increase (decrease) in accounts payable	(17,542)	10,153
Decrease in accrued expenses, other current liabilities and other liabilities	(34,017)	(10,077)
Increase (decrease) in accrued interest	(7,735)	6,974

Net cash used in operating activities	(119,974)	(89,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(61,997)	(92,447)
Sale of restricted investments	-	12,778
Purchase of marketable securities	-	(15,005)
Cash used for business acquisitions, net of cash acquired	(863)	(51,426)

Net cash used in investing activities	(62,860)	(146,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	-	324,735
Deferred financing costs	-	(10,000)
Purchase of the Company's debt securities	(63,854)	-
Principal payments on capital leases, vendor financing and long-term obligations	(7,113)	(3,857)
Proceeds from sale of common stock and exercise of stock options	10,390	2,467

Net cash provided by (used in) financing activities	(60,577)	313,345

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	556	(7,553)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(242,855)	70,081
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	398,378	471,542

CASH AND CASH EQUIVALENTS, END OF PERIOD	$155,523	$541,623

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

NET INCOME (LOSS)	$116,105	$(50,794)	$129,803	$(94,046)

OTHER COMPREHENSIVE INCOME (LOSS) -
Foreign currency translation adjustment	4,667	(15,752)	(36,281)	(26,130)
Unrealized gain (loss) on marketable securities:
Unrealized holding loss arising during period	-	(16,724)	(747)	(1,322)
Reclassification adjustment for loss included in net income	-	-	15,000	-

COMPREHENSIVE INCOME (LOSS)	$120,772	$(83,270)	$107,775	$(121,498)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements of Primus Telecommunications Group, Incorporated (the “Company” or “Primus”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods.  The results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

(2)         Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns  51% of the common stock of Matrix Internet, S.A. ("Matrix"), 51% of Cards & Parts Telecom GmbH ("Cards & Parts"), 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”), 37% of Bekkoame Internet, Inc. (“Bekko”), and 60% of Direct Internet Private Limited (“DIPL”), all of which the Company has a controlling interest. All material intercompany profits, transactions and balances have been eliminated in consolidation.  All other investments in affiliates are carried at cost, as the Company does not have significant influence.

New Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board issued two new statements:  SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting.  Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life.  SFAS No. 142 will require that goodwill will not be amortized, but should be tested for impairment at least annually.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.  At June 30, 2001, the Company had approximately $432.9 million of net goodwill and recorded approximately $5.7 million of goodwill amortization expense during the quarter ended June 30, 2001.  The Company has not yet completed its analysis of the new pronouncements and the impact they will have on the financial statements.

(3)         Acquisitions

The Company acquired a 19% interest in Liquor Industry Services Technology (Australia) Pty Ltd (“LIST”), an Australian B2B business, for $0.6 million during the year ended December 31, 2000.  In March 2001, the Company received the remaining 81% of LIST for no additional monetary consideration; LIST desired to be a part of a larger organization to sustain its operations.

In May 2000, the Company acquired 90.1% of A-Tel GmbH ("A-Tel"), a German reseller of voice traffic to small- and medium-sized enterprises for $1.4 million in cash. Subsequently, in December 2000, the Company acquired the remaining 9.9% for $0.2 million, comprised of $0.1 million in cash and 19,498 shares of the Company’s common stock, which were subsequently issued in August 2001.

In June 2000, the Company acquired 100% of CTE Networks ("CTE"), a long distance reseller, for $11.3 million. The Company paid $8.7 million in cash and 50,269 shares of the Company's common stock.  Pursuant to earn-out provisions of the purchase agreement, the Company issued an additional 141,837 shares in May 2001; $0.7 million remains payable in cash and shares at June 30, 2001.

In February 2000, the Company acquired over 96% of the common stock of LCR Telecom Group, Plc ("LCR Telecom"), and subsequently the Company acquired the remaining shares for a total of 100%, in exchange for 2,278,258 shares of the Company's common stock valued at $93.4 million, of which 61,626 shares were issued in April 2001.  Acquisition expenses increased the total purchase price to $96.3 million.

The Company has accounted for all of these acquisitions using the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired companies have been included in the Company's financial statements since the respective acquisition dates.  The purchase price, including direct costs, of the Company's acquisitions was allocated to assets acquired, including intangible assets and liabilities assumed, based on their respective fair values at the acquisition dates. The valuation of the Company's acquired assets and liabilities for the acquisitions are preliminary, and as a result, the allocation of the acquisition costs among tangible and intangible assets may change.

(4)         Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):
	June 30, 2001	December 31, 2000
	(unaudited)

Goodwill	$477,340	$494,642
Customer lists	143,059	146,101
Other	4,327	4,661

Subtotal	624,726	645,404
Less: Accumulated amortization	(111,498)	(85,853)

Total goodwill and other intangible assets, net	$513,228	$559,551

Amortization expense for Goodwill and Other Intangible Assets for the six months ended June 30, 2001 and 2000 were $29.5 million and $22.8 million, respectively.

(5)         Long-Term Obligations

             Long-term obligations consist of the following (in thousands):

	June 30, 2001	December 31, 2000
	(unaudited)

Obligations under capital leases	29,694	29,378
Leased fiber capacity	73,562	4,243
Equipment financing	70,596	60,054
Senior notes	562,686	812,439
Other long-term obligations	9,316	3,729
Convertible note	50,000	50,000
Convertible subordinated debentures	133,969	296,610

Subtotal	929,823	1,256,453
Less: Current portion of long-term obligations	(47,147)	(14,404)

Total long-term obligations	$882,676	$1,242,049

The indentures governing the senior notes and convertible debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments including the payment of dividends.

             Senior Notes and Convertible Debentures

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5¾% convertible subordinated debentures due 2007 ("2000 Convertible Debentures") with semi-annual interest payments due on February 15th and August 15th.  On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000.  The debentures are convertible into approximately 6,025,170 shares of the Company's common stock based on a conversion price of $49.7913 per share.  In December 2000, the Company purchased $3.4 million principal amount of these debentures, prior to maturity, for approximately $0.6 million in cash.  In January 2001, the Company purchased $33.0 million principal amount of these debentures, prior to maturity, for approximately $10.0 million in cash.  In addition, the Company exchanged 8,308,258 shares of the Company’s common stock for the extinguishment of $129.6 million in principal amount of these debentures.

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 (“October 1999 Senior Notes”).  The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th.  The Company may redeem up to 35% of the original principal amount of the October 1999 Senior Notes at 112.75% of the principal amount thereof, plus accrued and unpaid interest through the redemption date prior to October 15, 2002.  In December 2000, the Company purchased $10.7 million principal amount of these senior notes, prior to maturity, for approximately $3.0 million in cash.  In January 2001, the Company purchased $3.2 million in principal amount, prior to maturity, for approximately $1.0 million in cash.  During the three month period ended June 30, 2001, the Company purchased $75.1 million principal amount, prior to maturity, for approximately $15.9 million in cash.

In January 1999, the Company completed the sale of $200 million aggregate principal amount of 11 1/4% senior notes due 2009 ("January 1999 Senior Notes") with semi-annual interest payments due on January 15th and July 15th.  The January 1999 Senior Notes are due January 15, 2009 with early redemption at the option of the Company at any time after January 15, 2004.  The Company may redeem up to 35% of the original principal amount of the January 1999 Senior Notes at 111.25% of the principal amount thereof, plus accrued and unpaid interest through the redemption date prior to January 15, 2002.  In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of the Company's 11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture.  During the three month period ended June 30, 2001, the Company purchased $64.7 million principal amount of these senior notes, prior to maturity, for approximately $13.7 million in cash.

On May 19, 1998 the Company completed the sale of $150 million 9 7/8% senior notes due 2008 ("1998 Senior Notes") with semi-annual interest payments due on May 15th and November 15th.   The 1998 Senior Notes are due May 15, 2008 with early redemption at the option of the Company at any time after May 15, 2003.  In addition, prior to May 15, 2001, the Company may redeem up to 25% of the originally issued principal amount of the 1998 Senior Notes at 109.875% of the principal amount thereof, plus accrued and unpaid interest through the redemption date.  During the three month period ended June 30, 2001, the Company purchased $51.0 million principal amount of these senior notes, prior to maturity, for approximately $11.1 million in cash. On August 4, 1997, the Company completed the sale of $225 million 11 3/4% senior notes due 2004 (“1997 Senior Notes”) and warrants to purchase 392,654 shares of the Company’s common stock, with  semi-annual interest payments due on February 1st and August 1st.  The 1997 Senior Notes are due August 1, 2004 with early redemption at the option of the Company at any time after August 1, 2001, at a premium to par value.  In December 2000, the Company purchased $46.1 million principal amount, prior to maturity, for approximately $15.7 million in cash.  In January  2001, the Company purchased $2.0 million in principal amount, prior to maturity, for approximately $0.6 million in cash.  During the three month period ended June 30, 2001, the Company purchased $54.0 million principal amount, prior to maturity, for approximately $11.6 million in cash.

Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

In December 1999, the Company agreed to purchase approximately $23.2 million of fiber capacity from Qwest Communications which will provide the Company with an asynchronous transfer mode (ATM) + Internet protocol (IP) based international broadband backbone of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas.  In March 2000, the Company agreed to purchase an additional $20.8 million of fiber capacity.  As of June 30, 2001, the Company had fulfilled the total purchase obligation and had a recorded liability of $27.8 million including a $16.9 million promissory note payable over three and one-half years bearing interest at a rate equal to the Prime Rate plus 3.5% per annum.  The remaining $10.9 million was subsequently paid in July 2001.

During the three months ended June 30, 2001, the Company accepted delivery of fiber optic capacity on an indefeasible rights of use (“IRU”) basis from Southern Cross Cables Limited (“SCCL”).  The Company and SCCL entered into an arrangement financing the capacity purchase, payable over a six-year term bearing an interest rate equal to 6% over the United States dollar LIBOR.  As of June 30, 2001, the principal liability recorded under this agreement was $23.9 million.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $25.9 million (51.1 million Australian dollars (“AUD”)) from Optus Networks Pty. Limited.  As of June 30, 2001, the Company accepted delivery of  $24.0 million (47.5 million AUD) of capacity, of which $6.6 million (13 million AUD) was paid in cash and $17.4 million (34.5 million AUD) was financed under this agreement. The financed portion is payable over a four-year term and bears interest at a rate of 14.29%.

During the year ended December 31, 2000, Cisco Systems Capital Corporation provided to the Company $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased.  At June 30, 2001 and December 31, 2000, $10.9 million and $4.4 million, respectively, were utilized under this facility and are recorded as obligations under capital lease.  Borrowings under this credit facility are payable over a four-year term and bear interest rates ranging from 9.62% to 13.28%.

During the years ended December 31, 2000 and December 31, 1999, NTFC Capital Corporation provided to the Company $15.0 million and $30.0 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased.  At June 30, 2001 and December 31, 2000, $45.0 million and $43.6 million, respectively, were utilized by the Company.  Borrowings under this credit facility are each priced at the date of drawdown at a 495 basis point spread off of the five-year United States Treasury rate; the interest rates range from 9.94% to 11.56% and are payable over a five-year term.

During the year ended December 31, 1999, Ericsson Financing Plc provided to the Company $30.0 million (21.3 million British Pounds) in financing to fund the purchase of network equipment, secured by the equipment purchased.  At June 30, 2001 and December 31, 2000, $15.8 million (11.2 million British Pounds) and $12.0 million (8.5 million British Pounds), respectively, were utilized under this facility.  Borrowings under this credit facility accrue interest at rates equal to LIBOR of the relevant currency plus 5.8% and are payable over a five-year term.

During the year ended December 31, 2000, General Electric Capital Corporation provided to the Company $20.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased.  At June 30, 2001 and December 31, 2000, $12.7 million and $5.3 million, respectively, were utilized under this facility. Borrowings under this credit facility are priced at the date of drawdown at a 500 basis point spread off of the five-year United States Treasury rate and are payable over a five-year term; the interest rates range from 9.72% to 9.95%. In March 2000, the Company entered into a strategic business alliance agreement with Hewlett-Packard Company pursuant to which Hewlett-Packard will provide products and services to enable the Company to develop data centers in Europe, Australia, Japan and Brazil. Hewlett-Packard also agreed to purchase up to $50 million in convertible debt.  As of June 30, 2001, Hewlett-Packard funded the entire $50 million under the agreement; the convertible note is due in March 2005, and the debt will bear interest at a rate of 9¼% per annum.  The outstanding principal and unpaid accrued interest are convertible into the Company’s common stock at a price of $60 per share.  As of June 30, 2001, the debt is convertible into 871,875 shares of the Company’s common stock.  The Company has the right under certain circumstances to require Hewlett-Packard to convert the debt to equity. Until converted, the debt will be secured by equipment purchased from Hewlett-Packard with the proceeds of the investment.

(6)         Operating Segment and Related Information

The Company has three reportable operating segments based on management’s organization of the enterprise into geographic areas – North America, Europe and Asia-Pacific.  The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and operating income/(loss).  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company offers voice, data, Internet, e-commerce, Web hosting, enhanced application, voice over Internet protocol (VoIP), virtual private network and other value-added services in all three segments.  The Company also offers digital subscriber line (DSL) in North America and Asia-Pacific.  Net revenue by reportable segment is reported on the basis of where services are provided.  The Company has no single customer representing greater than 10% of its revenues.  Operations and assets of the North America segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes.

             Summary information with respect to the Company’s segments is as follows (in thousands):

	Three Months Ended June 30, (unaudited)

	2001	2000

Net Revenue
North America
United States	$72,490	$85,429
Canada	42,472	43,983
Other	2,255	2,491

Total North America	117,217	131,903
Europe
United Kingdom	34,818	37,971
Other	52,670	50,579

Total Europe	87,488	88,550
Asia-Pacific
Australia	59,944	73,001
Other	6,434	6,682

Total Asia-Pacific	66,378	79,683

Total	$271,083	$300,136

Operating Income/(Loss)
North America	$(20,706)	$(13,777)
Europe	(15,447)	(8,791)
Asia-Pacific	(3,657)	(2,985)

Total	$(39,810)	$(25,553)

	June 30,	December 31,
	(unaudited)

	2001	2000

Assets
North America
United States	$781,518	$1,015,555
Canada	86,268	102,845
Other	11,681	12,896

Total North America	879,467	1,131,296
Europe
United Kingdom	209,334	214,912
Other	177,669	182,561

Total Europe	387,003	397,473
Asia-Pacific
Australia	201,277	178,381
Other	44,860	40,976

Total Asia-Pacific	246,137	219,357

Total	$1,512,607	$1,748,126

(7)         Commitments and Contingencies

On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A., based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998.  The Company acquired TresCom in June 1998 and TresCom is currently the Company's subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs.  The Company filed an answer on January 25, 2000 and discovery has commenced.  The Company's ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company’s financial results.  The Company intends to defend the case vigorously.  Management believes that this suit will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

(8)         Gain on Early Extinguishment of Debt

In January 2001, the Company exchanged 8,308,258 shares of the Company’s common stock for the extinguishment of $129.6 million in principal amount of the 2000 Convertible Debentures and purchased $38.2 million of principal amount of its high yield debt and convertible debentures, prior to maturity, for $11.6 million in cash.  These transactions were accounted for as an extraordinary gain of $106.1 million, or $2.11 per basic and diluted share.  An income tax provision was not recorded primarily due to the estimated availability of Net Operating Loss Carryforwards expected at the end of the year.

During the three month period ended June 30, 2001, the Company purchased $244.8 million of principal amount of its high yield debt, prior to maturity, for $52.2 million in cash.  This was accounted for as an extraordinary gain of $185.7 million, or $3.54 per basic and diluted share.  An income tax provision was not recorded primarily due to the estimated availability of Net Operating Loss Carryforwards expected at the end of the year.

The debt securities purchased by the Company have not been cancelled.  These are held as treasury bonds and are recorded as a reduction of long-term obligations.

(9)         Subsequent Events

In July 2001, the Company purchased $141.3 million of principal amount of its high yield debt for $36.0 million in cash.  In particular, the Company purchased $34.4 million principal amount of the October 1999 Senior Notes for $8.9 million in cash, $41.2 million principal amount of the January 1999 Senior Notes for $10.4 million in cash, $30.0 million principal amount of the 1998 Senior Notes for $7.6 million in cash, and $35.7 million principal amount of the 1997 Senior Notes for $9.1 million in cash.  This will be accounted for as an extraordinary gain of approximately $101.4 million during the three months ended September 30, 2001.

In July 2001, the Company consummated a transaction financing accounts receivables of its wholly-owned Canadian subsidiary, Primus Canada, with Textron Financial Canada Limited, an affiliate of RFC Capital Corporation, for cash proceeds of up to approximately $20 million depending upon the level of customer receivables.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Primus is a global facilities-based Total Service Provider offering bundled voice, data, Internet, DSL, e-commerce, Web hosting, enhanced application, VoIP, virtual private network (VPN) and other value-added services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan. The Company seeks to capitalize on the increasing demand for high-quality international communications services, which is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of global data and Internet traffic. The Company provides services over its network, which consists of (i) 23 carrier-grade switches, including 19 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom and four domestic switches in Australia; (ii) more than 300 points of presence (POPs) and Internet access nodes in additional markets within our principal service regions; (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems; and (iv) an international satellite earth station located in London, together with the capacity the Company leases on an Intelsat satellite. Utilizing this network, along with resale arrangements and foreign carrier agreements, the Company provides service to approximately 2.2 million customers.

The Company’s net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic and in the United States, Canada, Brazil, United Kingdom, continental Europe, Australia, India and Japan, and also from the provision of both local and cellular services in selected markets.  Long distance net revenue is earned based on the number of minutes billable and is recorded upon completion of a call, adjusted for sales allowance.  The Company generally prices its services at a savings compared to the major carriers operating in its principal service regions.  The Company expects to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant international long distance usage, including small- and medium-sized businesses, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

Cost of revenue is comprised primarily of costs incurred from other domestic and foreign telecommunications carriers to originate, transport and terminate calls.  The majority of the Company’s cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the Company’s most significant expense.  As the Company increases the portion of traffic transmitted over its leased or owned facilities, cost of revenue increasingly will be comprised of fixed costs.

Although the Company’s functional currency is the United States dollar, a significant portion of the Company’s net revenue is derived from its sales and operations outside the United States.  In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs from outside of the United States; therefore, changes in foreign currency exchange rates have had and may continue to have a significant, and potentially adverse, effect on the Company’s results of operations.  The Company historically has not engaged in hedging transactions and does not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks.

Other Operating Data

The following information for the three and six months ended June 30, 2001 and 2000 (in thousands) is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with the Company’s most recently filed Form 10-K.
	Three Months Ended June 30, 2001 (unaudited)

		Minutes of Long Distance Use

	Net Revenue	International	Domestic	Total

North America	$117,217	502,644	548,220	1,050,864
Europe	87,488	518,206	271,637	789,843
Asia-Pacific	66,378	50,115	160,295	210,410

Total	$271,083	1,070,965	980,152	2,051,117

	Three Months Ended June 30, 2000 (unaudited)

		Minutes of Long Distance Use

	Net Revenue	International	Domestic	Total

North America	$131,903	428,977	482,442	911,419
Europe	88,550	314,990	255,968	570,958
Asia-Pacific	79,683	38,318	160,742	199,060

Total	$300,136	782,285	899,152	1,681,437

Results of operations for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

Net revenue decreased $29.0 million or 10% to $271.1 million for the three months ended June 30, 2001, from $300.1 million for the three months ended June 30, 2000.

North America:  North American net revenue decreased $14.7 million or 11% from $131.9 million for the three months ended June 30, 2000 to $117.2 million for the three months ended June 30, 2001.  The decrease is primarily attributed to the Company’s deliberate effort to de-emphasize sub-scale, low margin businesses such as North American wholesale carrier services.  Carrier services revenue in the United States declined by 17% from the same period last year.  Additionally, the negative impact of the declining value of the Canadian dollar against the United States dollar contributed to the decrease in net revenue.  The decrease is partially offset by the results of operations of the Company’s acquisition of CTE (since the June 2000 acquisition).

Europe:  European net revenue decreased $1.1 million or 1% from $88.6 million for the three months ended June 30, 2000 to $87.5 million for the three months ended June 30, 2001.  The European net revenue decrease is primarily attributed to the negative impact of declining foreign currency exchange rates against the United States dollar.  This decrease is offset by an increase in carrier services in Germany, France and the United Kingdom and additional revenue from the Company’s acquisitions including A-Tel (since the May 2000 acquisition), InterNeXt (since the May 2000 acquisition) and Nexus and Seker (since the August 2000 acquisitions).

Asia-Pacific:  Asia-Pacific net revenue decreased $13.3 million or 17% from $79.7 million for the three months ended June 30, 2000 to $66.4 million for the three months ended June 30, 2001.  The net revenue decrease in the Asia-Pacific region was driven by the negative impact of the Australian dollar and Japanese yen against the United States dollar.  The decrease was partially offset by the continued strong growth in the Company’s data and Internet sales in Australia and Japan.

Cost of revenue decreased $20.2 million from $215.3 million for the three months ended June 30, 2000 to $195.1 million for the three months ended June 30, 2001.  As a percentage of net revenue, the cost of revenue increased by 30 basis points from 71.7% to 72.0%.  The decrease in the cost of revenue is primarily attributable to the decrease in net revenue, which is partially offset by the addition of expense from acquired operations including CTE, InterNeXt and A-Tel.

Selling, general and administrative expenses decreased $4.6 million to $78.8 million, or 29.1% of net revenue, for the three months ended June 30, 2001 from $83.4 million, or 27.8% of net revenue, for the three months ended June 30, 2000.  The decrease is attributable to a cost savings in salaries and benefits resulting from a 22% workforce reduction of full-time employees since December 31, 2000, and a reduction in advertising and marketing expenses.  The decrease is partially offset by severance pay and employee termination costs of approximately $3.0 million incurred during the three month period ended June 30, 2001.  The impact of the Company’s retail acquisitions of CTE, InterNeXt and A-Tel also offset the total decline in expenses.

Depreciation and amortization expense increased by $9.9 million to $37.0 million for the three months ended June 30, 2001 from $27.1 million for the three months ended June 30, 2000.  The increase is associated with increased amortization expense related to intangible assets arising from the Company's 2000 acquisitions and with increased depreciation expense related to capital expenditures for fiber optic cable, switching, data center and other network equipment being placed into service.

Interest expense decreased by $4.0 million from $33.3 million for the three months ended June 30, 2000 to $29.3 million for the three months ended June 30, 2001.  The decrease is primarily attributed to $7.5 million in interest saved from the principal reduction of the Company’s high yield debt and convertible debentures.  The decrease is partially offset by interest expense associated with new vendor financing and interest related to the $50 million 9¼% Hewlett-Packard convertible debt.

Interest and other income (expense) decreased to an expense of $0.5 million for the three months ended June 30, 2001 from income of $8.1 million for the three months ended June 30, 2000.  The decrease is primarily attributed to a loss associated with disposals during the three month period ended June 30, 2001 and a lower cash balance during the three months ended June 30, 2001.

Gain on early extinguishment of debt for the three months ended June 30, 2001 was $185.7 million.  This gain resulted from the Company’s purchase of $244.8 million in principal amount of high-yield debt, prior to maturity, for $63.9 million in cash.  An income tax provision was not recorded primarily due to the estimated availability of Net Operating Loss Carryforwards expected at the end of the year.

Results of operations for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Net revenue decreased $37.0 million or 6% to $551.1 million for the six months ended June 30, 2001, from $588.1 million for the six months ended June 30, 2000.

North America:  North American net revenue decreased $16.9 million or 7% from $259.5 million for the six months ended June 30, 2000 to $242.6 million for the six months ended June 30, 2001.  The decrease is primarily attributed to the Company’s deliberate effort to de-emphasize sub-scale, low margin businesses such as North American wholesale carrier services.  Additionally, the negative impact of the declining value of the Canadian dollar against the United States dollar contributed to the decrease in net revenue.  This decrease is also attributed to $7 million in additional sales allowance recorded to write-off bad debts from “dot-com” customers associated with 1492 Technologies, an acquired Web design/consulting business whose operations were discontinued during the three months ended March 31, 2001.  The Company’s 2000 acquisitions including Shore.Net (since the March 2000 acquisition) and CTE (since the June 2000 acquisition) partially offset the total decrease in revenue.

Europe:  European net revenue decreased $4.1 million or 2% from $174.0 million for the six months ended June 30, 2000 to $169.9 million for the six months ended June 30, 2001.  The European net revenue decrease is primarily attributed to the negative impact of declining foreign currency exchange rates against the United States dollar.  Additionally, the Company recorded approximately $1 million in additional sales allowance in the three months ended March 31, 2001 to cover several carrier and business customer bad debts from failing companies.  The decrease is offset by the increase in carrier services in Germany, France, and the United Kingdom, and additional net revenue growth resulting from the Company’s 2000 acquisitions, including LCR Telecom (since the February 2000 acquisition), Citrus (since the February 2000 acquisition), A-Tel (since the May 2000 acquisition), InterNeXt (since the May 2000 acquisition) and Nexus and Seker (since the August 2000 acquisitions).

Asia-Pacific:  Asia-Pacific net revenue decreased $16.0 million or 10% from $154.6 million for the six months ended June 30, 2000 to $138.6 million for the six months ended June 30, 2001.  The net revenue decrease in the Asia-Pacific region was driven by the negative impact of the Australian dollar and Japanese yen against the United States dollar.  The decrease was partially offset by the continued strong growth in the Company’s data and Internet sales in Australia and Japan, and the operations of the Company’s 2000 acquisitions including Bekko (since the March 2000 acquisition) and DIPL (since the March 2000 acquisition).

Cost of revenue decreased $19.3 million from $422.7 million for the six months ended June 30, 2000 to $403.4 million, for the six months ended June 30, 2001.  As a percentage of net revenue, the cost of revenue increased by 130 basis points from 71.9% to 73.2%.  The decrease in the cost of revenue is primarily attributed to the decrease in net revenue.

Selling, general and administrative expenses increased $1.1 million from $162.6 million, or 27.7% of net revenue, for the six months ended June 30, 2000 to $163.7 million, or 29.7% of net revenue, for the six months ended June 30, 2001.  The increase is primarily attributable to severance pay and employee termination costs of approximately $4.1 million incurred during the six month period ended June 30, 2001 and the impact of the Company’s 2000 retail acquisitions which include LCR, CTE, InterNeXt, A-Tel and Bekko.

Depreciation and amortization expense increased by $24.3 million from $49.2 million for the six months ended June 30, 2000 to $73.5 million for the six months ended June 30, 2001.  The increase is associated with increased amortization expense related to intangible assets arising from the Company's 2000 acquisitions and with increased depreciation expense related to capital expenditures for fiber optic cable, switching, data center and other network equipment being placed into service.  The increase is also attributed to the approximately $2 million write-off of goodwill for the Company’s Web design acquisitions and the write-off of software costs in the six months ended June 30, 2001.

Interest expense decreased from $63.3 million for the six months ended June 30, 2000 to $60.5 million for the six months ended June 30, 2001.  The decrease was driven by interest saved from the principal reduction of the Company’s high yield debt and convertible debentures.  The decrease is partially offset by the $300 million 5 ¾% Convertible Subordinated Debentures due 2007 (“2000 Convertible Debentures”) issued in February 2000, $50 million 9¼% Hewlett-Packard convertible debt received in March and October 2000 and additional vendor financing.

Interest and other income (expense) decreased to an expense of $12.0 million for the six months ended June 30, 2001 from income of $15.7 million for the six months ended June 30, 2000.  The decrease is primarily associated with the $15.0 million write-off of the Company’s investment in Pilot Network Services because it became permanently impaired in March 2001.  The decrease is also attributed to disposals during the six month period ended June 30, 2001 and the lower cash balance during the six months ended June 30, 2001.

Gain on early extinguishment of debt for the six months ended June 30, 2001 was $291.8 million.  This gain resulted from the Company’s exchange of 8,308,258 shares of the Company’s common stock for the extinguishment of $129.6 million in principal amount of the 2000 Convertible Debentures and purchase of $283.0 million in principal amount of high-yield debt, prior to maturity, for $63.9 million in cash.  An income tax provision was not recorded primarily due to the estimated availability of Net Operating Loss Carryforwards expected at the end of the year.

Liquidity and Capital Resources

The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and international and domestic fiber optic cable transmission capacity, satellite earth stations and satellite transmission capacity, interest and principal payments on outstanding indebtedness, and acquisitions of and strategic investments in businesses.  The Company has financed its growth to date through public offerings, private placements of debt, equity securities, bank debt, vendor financing and capital lease financing.

Net cash used by operating activities was $120.0 million for the six months ended June 30, 2001 as compared to net cash used by operating activities of $89.6 million for the six months ended June 30, 2000.  The increase in operating cash used was caused by a decline in gross margin for the six months ended June 30, 2001 (before non-cash charges) as compared to the six months ended June 30, 2000.  Also contributing was $4.1 million of employee termination and severance costs incurred since December 31, 2000.  Additionally, interest income for the six months ended June 30, 2001 was $9.2 million less than the interest income for the six months ended June 30, 2000.  Operating cash was also used to reduce accounts payable, accrued interconnection costs and accrued expense balances to bring major vendors closer to contract payment terms.

Net cash used by investing activities was $62.9 million for the six months ended June 30, 2001 compared to net cash used by investing activities of $146.1 million for the six months ended June 30, 2000.  Net cash used by investing activities during the six months ended June 30, 2001 included $62.0 million of capital expenditures primarily for the expansion of the Company’s global network as compared to $92.4 million during the six months ended June 30, 2001.  Additionally, during the six month period ended June 30, 2000, $51.4 million of cash was used to acquire Shore.Net, Infinity, Citrus, Bekko, DIPL, Global Sales, InterNeXt, A-Tel and CTE; cash was also used to purchase $15.0 million of marketable securities of Pilot Network Services during the six month period ended June 30, 2000.

Net cash used by financing activities was $60.6 million for the six months ended June 30, 2001 as compared to net cash provided by financing activities of $313.3 million for the six months ended June 30, 2000.  During the six months ended June 30, 2001, cash used by financing activities was $63.9 million for the purchase of certain of the Company’s debt securities, $7.1 million of payments on capital leases, vendor financing and other long-term obligations, offset by $10.0 million in cash received from Inktomi Corporation in exchange for 2,862,254 shares of the Company’s common stock.  Cash provided by financing activities for the six months ended June 30, 2000 resulted primarily from $290.0 million of net proceeds from the sale of the February 2000 Debentures, as well as $25.0 million from the Hewlett-Packard investment, partially offset by $3.9 million of payments on capital leases and other long-term obligations.

In July 2001, the Company purchased $141.3 million of principal amount of its high yield debt for $36.0 million in cash.  In particular, the Company purchased $34.4 million principal amount of the October 1999 Senior Notes for $8.9 million in cash, $41.2 million principal amount of the January 1999 Senior Notes for $10.4 million in cash, $30.0 million principal amount of the 1998 Senior Notes for $7.6 million in cash, and $35.7 million principal amount of the 1997 Senior Notes for $9.1 million in cash.

The Company believes that its existing cash and available capital lease and vendor financing (subject to the limitations in the Indentures related to the Company's senior notes and convertible debentures) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, acquisitions and other cash needs for its operations into the early first quarter of 2002.  The Company is continually evaluating the expansion of its service offerings and plans to make further investments in and enhancements to its switches and distribution channels in order to expand its service offerings.  In order to fund these additional cash requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources.  However, the Company may also be required to reduce its expansion and capital expenditures in the event it cannot raise additional capital when needed.  In that event, the Company may not be able to service its debt or other obligations and could be required to seek relief from such obligations.  Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of the Company's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may be required to seek additional capital sooner than expected.

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

Special Note Regarding Forward Looking Statements

Statements in this Form 10-Q constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on current expectations, and are not strictly historical statements. Forward looking statements include without limitation:  statements set forth below under this heading regarding, among other things, the Company’s expectations of future sales, net revenue, gross profit, net income, cash flow, network development, traffic development, capital expenditures, selling, general and administrative expenses, service introductions and cash requirements; and statements set forth elsewhere herein concerning the Company's debt repurchase activities, the tax and accounting consequences of such debt repurchases, liquidity and debt service forecasts, management's plans, goals, expectations, guidance, objectives, strategy, and timing for future operations, product plans and performance, predictions or expectations of future growth, results or cash flow,  management's assessment of market factors, the availability of financing and future financial performance. Factors and risks, including certain of those described in greater detail in the captions below, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward looking statements include: changes in business conditions; changes in the telecommunications or Internet industry or the general economy or capital markets; DSL, Internet and telecom competition; changes in service offerings or business strategies; inability to lease space for data centers at commercially reasonable rates; difficulty in provisioning Voice over IP services; changes in the regulatory schemes and regulatory enforcement in the markets in which we operate; restrictions on our ability to follow certain strategies or complete certain transactions as a result of our capital structure or debt covenants; the possible inability to raise capital when needed, or at all; the inability to reduce debt significantly; risks associated with Primus's limited DSL, Internet and web-hosting experience and expertise, entry into developing markets, the possible inability to hire and/or retain qualified sales, technical and other personnel, particularly as we continue to attempt to grow our data-centric services, and managing rapid growth; and risks associated with international operations (including foreign currency translation risks); dependence on effective information systems; dependence on third parties to enable us to expand and manage our global network and operations; and dependence on the implementation and performance of Primus's global ATM+IP communications network. As such, actual results or circumstances may vary materially from such forward looking statements or expectations.  Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made. Primus is not necessarily obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Factors, which could cause results to differ from expectations, include risks described in greater detail below associated with:

Liquidity Restrictions; Possible Inability to Obtain Necessary Financing. The Company believes that its existing cash and available capital lease and vendor financing (subject to the limitations in the Indentures related to the Company's senior notes) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, acquisitions and other cash needs into the early first quarter of 2002.  The Company is continually evaluating the expansion of its service offerings and plans to make further investments in and enhancements to its switches and distribution channels in order to expand its service offerings.  In order to fund these additional cash requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources.  However, the Company may also be required to reduce its expansion and capital expenditures in the event it cannot raise additional capital when needed.  In that event, the Company may not be able to service its debt or other obligations and could be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.  Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of the Company's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may be required to seek additional capital sooner than expected.

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

Limited Operating History; Entry into Developing Markets. The Company was founded in February 1994, began generating revenue in March 1995.  The Company intends to enter additional markets or businesses, including establishing an Internet business, where the Company has limited or no operating experience.  Accordingly, the Company cannot provide assurance that its future operations will generate operating or net income or positive cash flow, and the Company's prospects must be considered in light of the risks, expenses, problems and delays inherent in establishing a new business in a rapidly changing industry.

Limited Operating History; Entry into Internet and data business. The Company has recently begun targeting businesses and residential customers for Internet and data services through its subsidiary iPRIMUS.com and other recently acquired ISPs.  The Company has been expanding and intends to continue to expand its offering of data and Internet services worldwide.  The Company anticipates offering a full-range of Internet protocol-based data and voice communications over the global broadband ATM+IP network which the Company has deployed. The Company has limited experience in the Internet and Web hosting business and cannot provide assurance that it will successfully establish or expand the business. Currently, the Company provides Internet services to business and residential customers in the United States, Australia, Canada, Japan, India, Brazil, Germany, France and Spain, and offers Internet transmission services in the Indian Ocean/Southeast Asia regions through its satellite earth station in London.

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

Further, even if the Company is able to establish and expand its Internet business, the Company will face numerous risks that may adversely affect the operations of its Internet business. These risks include:
-	competition in the market for Internet services;

-	the Company’s limited operating history as an ISP;

-	the Company’s reliance on third parties to provide maintenance and support services for the Company's ATM+IP network;

-	the Company’s reliance on third-party proprietary technology to provide certain services to the Company's customers, including, among others, software applications, Web hosting services and VOIP services;

-	the Company’s ability to recruit and retain qualified technical, engineering and other personnel in a highly competitive market;

-	the Company’s ability to adapt and react to rapid changes in technology related to the Internet business;

-	uncertainty relating to the continuation of the adoption of the Internet as a medium of commerce and communications;

-	vulnerability to unauthorized access, computer viruses and other disruptive problems due to the accidental or intentional actions of others;

-	adverse regulatory developments;

-	the potential liability for information disseminated over the Company’s network; and

-	the Company’s need to manage the growth of its Internet business, including the need to enter into agreements with other providers of infrastructure capacity and equipment and to acquire other ISPs and Internet-related businesses on acceptable terms.

Finally, the Company expects to incur operating losses and negative cash flow from its Internet and data business as the Company expands, builds out and upgrades this part of the business.  Any such losses and negative cash flow are expected to partially offset the expected positive cash flow generated by the voice business and effectively reduce the overall cash flow of the Company as a whole, although there can be no assurance that such positive cash flow will develop as anticipated or be sufficient to satisfy overall debt service and operating requirements.

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

Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, the Company had cumulative negative cash flow from operating activities and cumulative negative EBITDA.  In addition, the Company incurred net losses since inception and has an accumulated deficit of approximately $269 million as of June 30, 2001.  The Company expects to continue to incur additional operating losses and negative cash flow as it expands its operations and continues to build-out and upgrade its network.  There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain profitability or positive cash flow from operations in any future period.

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

International Operations. The Company has significant international operations.  In many international markets, the existing carrier will control access to the local networks, enjoy better brand recognition and brand and customer loyalty, and have significant operational economies, including a larger backbone network and correspondent agreements. Moreover, the existing carrier may take many months to allow competitors, including the Company, to interconnect to its switches within its territory.  There can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, obtain access to local transmission facilities or to market services in international markets. In addition, operating in international markets generally involves additional risks, including: unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; problems in collecting accounts receivable; political risks; fluctuations in currency exchange rates; foreign exchange controls which restrict repatriation of funds; technology export and import restrictions; seasonal reductions in business activity.  With respect to currency exchange rate risks, adverse exchange rate developments have had a negative impact on recent operating results, and there can be no assurance that currency exchange rate conditions will improve.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures relate to changes in foreign currency exchange rates and to changes in interest rates.

Foreign currency — Although the Company’s functional currency is the United States dollar, a significant portion of the Company’s net revenue is derived from its sales and operations outside the United States.  In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on the Company’s results of operations.  For example, the Company estimates that the total adverse impact of foreign currency exchange rate changes from the six months ended June 30, 2000 reduced the reported revenue for the six months ended June 30, 2001 by approximately $39 million.  Due to the large percentage of the Company’s revenues derived outside of the United States, continuing strengthening of the United States dollar would continue to have an adverse impact on the company’s results of operations.  The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances.  Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to “accumulated other comprehensive loss” within the stockholders’ equity section of the consolidated balance sheet.  The Company historically has not engaged in hedging transactions to mitigate foreign exchange risk.

Interest rates — We are currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations because a substantial majority of our long-term debt obligations are at fixed interest rates.  However, we are exposed to interest rate risk as additional financing may be required due to the large operating losses and capital expenditures associated with establishing and expanding our networks and facilities.  The interest rates that we will be able to obtain on additional financing, if any, will depend on market conditions at that time, and may differ from the rates we have secured on our current debt.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  The estimated fair value of the Company’s 2000 Convertible Debentures, 1999, 1998 and 1997 Senior Notes (carrying value of $697 million), based on quoted market prices, at June 30, 2001 was $149 million.

PART II.  OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A., based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly–owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998 and TresCom is currently the Company’s subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000 and discovery has commenced. The Company’s ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company’s financial results. The Company intends to defend the case vigorously. Management believes that this suit will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably.  Management believes that any aggregate liability that may ultimately result from the resolution of these matters will not have any material adverse effect on the Company’s financial condition or results of operations or cash flows.

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2000, the Company acquired 100% of CTE Networks ("CTE"), a long distance reseller, for $11.3 million. The Company paid $8.7 million in cash and 50,269 shares of the Company's common stock.  Pursuant to earn-out provisions of the purchase agreement, the Company issued an additional 141,837 shares in May 2001.

In February 2000, the Company acquired over 96% of the common stock of LCR Telecom Group, Plc ("LCR Telecom"), and subsequently the Company acquired the remaining shares for a total of 100%, in exchange for 2,278,258 shares of the Company's common stock valued at $93.4 million, of which 61,626 shares were issued in April 2001.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on July 9, 2001, the stockholders of the Company, holding 52,500,604 shares of record, (i) elected Mr. John G. Puente and Mr. Douglas M. Karp as directors of the Company, and (ii) approved an amendment of the Company’s Employee Option Plan to increase the number of shares reserved for issuance upon exercise of options granted thereunder from 7,800,000 to 9,000,000.  The voting results were as follows: 39,676,566 and 39,673,983 shares were in favor of Mr. Puente and Mr. Karp, respectively, no shares against either Mr. Puente or Mr. Karp, and 375,382 and 377,965 were withheld against Mr. Puente and Mr. Karp, respectively.  The vote approving the amendment to the Company’s Employee Option Plan was 38,713,533 shares for, 934,021 shares against and 384,394 shares withheld, respectively.  Herman Fialkov, David E. Hershberg, Nick Earle, K. Paul Singh and John F. DePodesta continued as directors of the Company after the meeting.

ITEM 5.            OTHER INFORMATION

             Not applicable.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

             (a)         Exhibits (see index after signatures)

             (b)        Reports on Form 8-K

Form 8-K dated May 3, 2001, was filed to announce the Company’s results of operations for the three months ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date	August 14, 2001	By:	/s/ Neil L. Hazard

Neil L. Hazard
(Executive Vice President, Chief Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the "S-8 Registration Statement").

3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the "IPO Registration Statement").

4.1	Specimen Certificate of Primus Common Stock; Incorporated by reference to Exhibit 4.1 of the IPO Registration Statement.

4.2	Form of Indenture; Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, No 333-30195 (the "1997 Senior Note Registration Statement").

4.3	Form of Indenture of Primus, as amended and restated on January 20, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.3 of the 1998 Form 10-K.

4.4	Form of Warrant Agreement of Primus; Incorporated by reference to Exhibit 4.2 of the 1997 Senior Note Registration Statement.

4.5	Indenture, dated May 19, 1998, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4, No 333-58547 (the "1998 Senior Note Registration Statement").

4.6	Specimen 9 7/8% Senior Note due 2008; Incorporated by reference to Exhibit A included in Exhibit 4.4 of the 1998 Senior Note Registration Statement.

4.7	Indenture, dated January 29, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.3 of the 1998 Form 10-K.

4.8	Specimen 11 1/4% Senior Note due 2009; Incorporated by reference to Exhibit A included in Exhibit 4.7.

4.9	Rights Agreement, dated as of December 23, 1998, between Primus and StockTrans, Inc., including the Form of Rights Certificate (Exhibit A), the Certificate of Designation (Exhibit B) and the Form of Summary of Rights (Exhibit C); Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, No 000-29092 filed with the Commission on December 30, 1998.

4.10	Form of legend on certificates representing shares of Common Stock regarding Series B Junior Participating Preferred Stock Purchase Rights; Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, No 000-29092 filed with the Commission on December 30, 1998.

4.11	Supplemental Indenture between Primus and First Union National Bank dated January 20, 1999; Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-76965, filed with the Commission on May 6, 1999.

4.12	Amendment 1999-1 to the Primus Telecommunications Group, Incorporated Stock Option Plan; Incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-76965, filed with the Commission on August 2, 1999.

4.13	Specimen 11 3/4% Senior Note Due 2004; Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, No. 333-90179, filed with the Commission on November 2, 1999 (the "November S-4").

4.14	Indenture, dated October 15, 1999, between the Company and first Union National Bank; Incorporated by reference to the November S-4.

4.15	Specimen 12 3/4% Senior Note due 2009; Incorporated by reference to Exhibit A to Exhibit 4.14 hereto.

4.16	Indenture, dated February 24, 2000, between the Company and First Union National Bank, incorporated by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.17	Specimen 5 3/4% convertible subordinated debenture due 2007; Incorporated by reference to Exhibit A to Exhibit 4.16 hereto.

10.1	Amendment No. 1 to Stockholder Agreement among Warburg, Pincus, K. Paul Singh, Primus, and TresCom, dated as of April 16, 1998; Incorporated by reference to Exhibit 10.1 of the Form 8-K for Amendments.

10.2	Switched Transit Agreement, dated June 5, 1995, between Teleglobe USA, Inc. and Primus for the provision of services to India; Incorporated by reference to Exhibit 10.2 of the IPO Registration Statement.

10.3	Hardpatch Transit Agreement, dated February 29, 1996, between Teleglobe USA, Inc. and Primus for the provision of services to Iran; Incorporated by reference to Exhibit 10.3 of the IPO Registration Statement.

10.4	Employment Agreement, dated June 1, 1994, between Primus and K. Paul Singh; Incorporated by reference to Exhibit 10.5 of the IPO Registration Statement.**

10.5	Primus 1995 Stock Option Plan; Incorporated by reference to Exhibit 10.6 of the IPO Registration Statement. **

10.6	Primus 1995 Director Stock Option Plan; Incorporated by reference to Exhibit 10.7 of the IPO Registration Statement. **

10.7	Registration Rights Agreement, dated July 31, 1996, among Primus, Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners II LDC and Winston Partners LLC; Incorporated by reference to Exhibit 10.11 of the IPO Registration Statement.

10.8	Service Provider Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd., dated May 3, 1995; Incorporated by reference to Exhibit 10.12 of the IPO Registration Statement.

10.9	Dealer Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd. dated January 8, 1996; Incorporated by reference to Exhibit 10.13 of the IPO Registration Statement.

10.10	Hardpatch Transit Agreement dated October 5, 1995 between Teleglobe USA, Inc. and Primus regarding the provision of services to India; Incorporated by reference to Exhibit 10.14 of the IPO Registration Statement.

10.11	Master Lease Agreement dated as of November 21, 1997 between NTFC Capital Corporation and Primus Telecommunications, Inc.; Incorporated by reference to Exhibit 10.17 of Primus's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"), as amended on Form 10-K/A dated April 30, 1998.

10.12	Primus Employee Stock Purchase Plan; Incorporated by reference to Exhibit 10.15 of the 1997 Senior Note Registration Statement. **

10.13	Primus 401(k) Plan; Incorporated by reference to Exhibit 4.4 of the Primus Registration Statement on Form S-8 (No. 333-35005).

10.14	Registration Rights Agreement, dated May 19, 1998, among Primus Telecommunications Group, Incorporated, Primus Telecommunications, Incorporated, Primus Telecommunications Pty. Ltd. and Lehman Brothers, Inc.; Incorporated by reference to Exhibit 10.23 of the 1998 Senior Note Registration Statement.

10.15	Primus Telecommunications Group, Incorporated-TresCom International Stock Option Plan Incorporated by reference to Exhibit 4.1 of the S-8 Registration Statement. **

10.16	Warrant Agreement between the Company and Warburg, Pincus Investors, L.P.;Incorporated by reference to Exhibit 10.6 to the TresCom Form S-1.

10.17	Form of Indemnification Agreement between the Company and its directors and executive officers Incorporated by reference to Exhibit 10.23 to the TresCom Form S-1.

10.18	The Company's 1998 Restricted Stock Plan; Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 333-86839, filed with the Commission on September 17, 1999.

10.19	Agreement for the Reciprocal Purchase of Capacity On the Systems of Each of the Company and Global Crossing Holdings Ltd. Effective as of May 24, 1999, incorporated by reference to Exhibit 10.19 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.

10.20	Indefeasible Right of Use Agreement between Primus Telecommunications, Inc. and Qwest Communications Corporation dated December 30, 1999, incorporated by reference to Exhibit 10.20 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.

10.21	Common Stock Purchase Agreement between the Company and Pilot Network Services, Inc. dated December 28, 1999, incorporated by reference to Exhibit 10.21 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.

10.22	Warrant to purchase up to 200,000 shares of common stock of Pilot Network Services, Inc. dated December 28, 1999, incorporated by reference to Exhibit 10.22 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.

10.23	Loan Agreement between Primus Telecommunications, Inc. and NTFC Capital Corporation dated November 22, 1999, incorporated by reference to Exhibit 10.23 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.

10.24	Resale Registration Rights Agreement among the Company, certain of its subsidiaries, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Morgan Stanley & Co. Incorporated dated February 24, 2000, incorporated by reference to Exhibit 10.24 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.

10.25	Form of Loan Agreement between the Company and GE Capital Corporation, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report of Form 10-K for the year ended December 31, 2000.

10.26	Form of Promissory Note issued by the Company to GE Capital Corporation, incorporated by reference to Exhibit 10.26 of the Company’s Annual Report of Form 10-K for the year ended December 31, 2000..

10.27	Cisco Systems Capital Corporation $50 million Letter of Commitment to the Company dated November 2000, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report of Form 10-K for the year ended December 31, 2000.

10.28	Form of Promissory Note issued by certain officers to the Company, incorporated by reference to Exhibit 10.28 of the Company’s Annual Report of Form 10-K for the year ended December 31, 2000.

10.29	Form of Security Agreement issued by certain officers to the Company, incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

**    Compensatory benefit plan