Form 10-Q
period 2001-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2001-11-14
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-29-092

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Old Meadow Road, Suite 300, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2001

Common Stock $.01 par value	52,726,697

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
NET REVENUE	$272,244	$301,130	$823,332	$889,219
COST OF REVENUE	195,027	215,932	598,452	638,617

GROSS MARGIN	77,217	85,198	224,880	250,602

OPERATING EXPENSES
Selling, general and administrative	69,709	83,150	233,420	245,781
Depreciation and amortization	40,514	31,299	113,977	80,544

Total operating expenses	110,223	114,449	347,397	326,325

LOSS FROM OPERATIONS	(33,006)	(29,251)	(122,517)	(75,723)

INTEREST EXPENSE	(20,293)	(34,200)	(80,796)	(97,485)
INTEREST AND OTHER INCOME (EXPENSE)	752	7,075	(11,188)	22,786

LOSS BEFORE INCOME TAXES	(52,547)	(56,376)	(214,501)	(150,422)
INCOME TAXES	-	-	-	-
LOSS BEFORE EXTRAORDINARY ITEM	(52,547)	(56,376)	(214,501)	(150,422)

GAIN ON EARLY EXTINGUISHMENT OF DEBT, NET OF $2,000 IN INCOME TAXES	98,690	-	390,447	-

NET INCOME (LOSS)	$46,143	$(56,376)	$175,946	$(150,422)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted:
Loss before extraordinary item	$(1.00)	$(1.40)	$(4.14)	$(3.82)
Gain on early extinguishment of debt, net of income taxes	1.88	-	7.54	-
Net income (loss)	$0.88	$(1.40)	$3.40	$(3.82)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	52,573	40,307	51,802	39,415

See notes to consolidated financial statements

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,511	$398,378
Marketable securities	-	747
Accounts receivable (net of allowance for doubtful accounts of $29,239 and $34,464)	208,164	228,877
Prepaid expenses and other current assets	43,886	46,051
Total current assets	328,561	674,053

PROPERTY AND EQUIPMENT - Net	551,955	466,704
GOODWILL AND OTHER INTANGIBLE ASSETS - Net	504,771	559,551
OTHER ASSETS	24,542	47,818
TOTAL ASSETS	$1,409,829	$1,748,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$113,921	$146,536
Accrued interconnection costs	113,529	124,854
Accrued expenses and other current liabilities	75,176	90,324
Accrued interest	18,769	37,933
Current portion of long-term obligations	58,365	14,404
Total current liabilities	379,760	414,051
LONG-TERM OBLIGATIONS	728,681	1,242,049
OTHER LIABILITIES	7,464	8,331
Total liabilities	1,115,905	1,664,431

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value - authorized 2,455,000 shares; none issued and outstanding	-	-
Common stock, $.01 par value - authorized 150,000,000 shares; issued and outstanding 52,624,206 and 40,635,701 shares	526	406
Additional paid-in capital	597,804	540,321
Accumulated deficit	(223,107)	(399,053)
Accumulated other comprehensive loss	(81,299)	(57,979)
Total stockholders’ equity	293,924	83,695
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,409,829	$1,748,126

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$175,946	$(150,422)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and accretion	114,143	80,816
Sales allowance	30,574	11,932
Stock issuance - 401(k) Plan and Restricted Stock Plan	132	99
Minority interest share of loss	(170)	(160)
Marketable securities write-off	15,000	-
Cost investment write-down	1,500	-
Gain on early extinguishment of debt	(392,447)	-
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(18,058)	(59,418)
Increase in prepaid expenses and other current assets	687	2,126
(Increase) decrease in other assets	1,077	(5,648)
Increase (decrease) in accounts payable	(33,802)	33,270
Decrease in accrued expenses, other current liabilities and other liabilities	(18,360)	(22,353)
Increase (decrease) in accrued interest	(15,699)	1,952

Net cash used in operating activities	(139,477)	(107,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(78,982)	(151,849)
Sale of restricted investments	-	25,932
Purchase of marketable securities	-	(15,005)
Cash used for business acquisitions, net of cash acquired	(1,404)	(54,588)

Net cash used in investing activities	(80,386)	(195,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	18,011	324,735
Deferred financing costs	-	(10,000)
Purchase of the Company's debt securities	(99,845)	-
Principal payments on capital leases, vendor financing and long-term obligations	(25,127)	(6,268)
Proceeds from sale of common stock and exercise of stock options	10,508	2,893

Net cash provided by (used in) financing activities	(96,453)	311,360

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5,551)	(8,431)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(321,867)	(387)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	398,378	471,542

CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,511	$471,155

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
NET INCOME (LOSS)	$46,143	$(56,376)	$175,946	$(150,422)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,292)	(26,641)	(37,573)	(52,771)
Unrealized gain (loss) on marketable securities:
Unrealized holding loss arising during period	-	(4,138)	(747)	(5,460)
Reclassification adjustment for loss included in net income	-	-	15,000	-
COMPREHENSIVE INCOME (LOSS)	$44,851	$(87,155)	$152,626	$(208,653)

See notes to consolidated financial statements.

PART I.                 FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Primus Telecommunications Group, Incorporated (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods.  The results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

(2)           Summary of Significant Accounting Policies

Principles of Consolidation -- The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. ("Matrix"), 51% of Cards & Parts Telecom GmbH ("Cards & Parts"), 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”), 37% of Bekkoame Internet, Inc. (“Bekko”), and 60% of Direct Internet Private Limited (“DIPL”), in all of which the Company has a controlling interest. All material intercompany profits, transactions and balances have been eliminated in consolidation.  All other investments in affiliates are carried at cost, as the Company does not have significant influence.

New Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board (“FASB”) issued two new statements:  Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting.  Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life.  SFAS No. 142 will require that goodwill will not be amortized, but should be tested for impairment at least annually.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized.  At September 30, 2001, the Company had $430.5 million of net goodwill and recorded $6.0 million of goodwill amortization expense during the quarter ended September 30, 2001.  The Company has not yet completed its analysis of the new pronouncements and the impact they will have on the financial statements.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company is in the process of evaluating the impact of implementing SFAS No. 143.

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued and is effective for fiscal years beginning after December 15, 2001.  This statement supercedes SFAS No. 121, “Impairment for Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business.  SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement.  This statement also provides a single accounting model for long-lived assets to be disposed of by sale.  The Company has not yet completed its analysis of the new pronouncement and the impact it will have on the financial statements.

(3)           Marketable Securities

In connection with a strategic business arrangement with Pilot Network Services (“Pilot”), in January 2000, the Company made a $15.0 million strategic investment in Pilot pursuant to which the Company purchased 919,540 shares, or 6.3%, of Pilot's common stock at a price of $16.3125 per share, and received a warrant to purchase an additional 200,000 shares at $25.00 per share.  In March 2001, the Company wrote-off the investment of $15.0 million which is reported in Interest and Other Income (Expense).  Based on current market quotes, the Company considered the decline in fair value to be permanent.

(4)           Acquisitions

In August 2000, the Company acquired 100% of Seker BBS S.A. (“Seker”), a Spanish ISP, for $1.1 million.  The Company paid $0.6 million in cash and 21,953 shares of the Company's common stock, of which the final payment was made in August, 2001.

In August 2000, the Company acquired 100% of Nexus Comunicaciones S.A. (“Nexus”), a Spanish ISP, for $0.9 million.  The Company paid $0.4 million in cash and 16,618 shares of the Company's common stock; $0.1 million remained payable in cash at December 31, 2000, of which a small portion was paid in August 2001.  The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company’s results of operations exceed certain targeted levels and certain other business requirements are met.  The maximum amount of remaining consideration payable at September 30, 2001 is approximately $0.1 million, and will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable.

The Company acquired a 19% interest in Liquor Industry Services Technology (Australia) Pty Ltd (“LIST”), an Australian B2B business, for $0.6 million during the year ended December 31, 2000.  In March 2001, the Company received the remaining 81% of LIST for no additional monetary consideration; LIST desired to be a part of a larger organization to sustain its operations.  In the three months ended September 30, 2001, the Company subsequently wrote off the goodwill, net of accumulated amortization, of $0.4 million associated with the acquisition because of anticipated future negative net cash flows.  The impairment loss is recorded as depreciation and amortization.

In June 2000, the Company acquired 100% of CTE Networks ("CTE"), a long distance reseller, for $10.7 million. The Company paid $8.7 million in cash and 50,269 shares of the Company's common stock.  Pursuant to earn-out provisions of the purchase agreement, the Company issued an additional 141,837 shares in May 2001.

In May 2000, the Company acquired 90.1% of A-Tel GmbH ("A-Tel"), a German reseller of voice traffic to small- and medium-sized enterprises, for $1.4 million in cash. Subsequently, in December 2000, the Company acquired the remaining 9.9% for $0.2 million, comprised of $0.1 million in cash and 19,498 shares of the Company’s common stock, which were subsequently issued in August 2001.

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

(5)          Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2001	2000
	(unaudited)
Goodwill	$480,931	$494,642
Customer lists	144,083	146,101
Other	5,192	4,661
Subtotal	630,206	645,404
Less: Accumulated amortization	(125,435)	(85,853)
Total goodwill and other intangible assets, net	$504,771	$559,551

Amortization expense for Goodwill and Other Intangible Assets for the nine months ended September 30, 2001 and 2000 was $44.0 million and $37.7 million, respectively.

(6)           Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2001	2000
	(unaudited)
Obligations under capital leases	30,582	29,378
Leased fiber capacity	52,714	4,243
Equipment financing	71,662	60,054
Senior notes	422,109	812,439
Other long-term obligations	26,010	3,729
Convertible note	50,000	50,000
Convertible subordinated debentures	133,969	296,610
Subtotal	787,046	1,256,453
Less: Current portion of long-term obligations	(58,365)	(14,404)
Total long-term obligations	$728,681	$1,242,049

The indentures governing the senior notes and convertible debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments including the payment of dividends.

Senior Notes and Convertible Debentures

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5¾% convertible subordinated debentures due 2007 ("2000 Convertible Debentures") with semi-annual interest payments due on February 15th and August 15th.  On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000.  The debentures are convertible into approximately 6,025,170 shares of the Company's common stock based on a conversion price of $49.7913 per share.  In December 2000, the Company purchased $3.4 million principal amount of these debentures, prior to maturity, for $0.6 million in cash.  In January 2001, the Company purchased $33.0 million principal amount of these debentures, prior to maturity, for $10.0 million in cash.  In addition, the Company exchanged 8,308,258 shares of the Company’s common stock for the extinguishment of $129.6 million in principal amount of these debentures.  At September 30, 2001, the remaining principal balance of these debentures is $134.0 million. See Note 13- “Subsequent Events.”

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12¾% senior notes due 2009 (“October 1999 Senior Notes”).  The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th.  The Company may redeem up to 35% of the original principal amount of the October 1999 Senior Notes at 112.75% of the principal amount thereof, plus accrued and unpaid interest through the redemption date prior to October 15, 2002.  In December 2000, the Company purchased $10.7 million principal amount of these senior notes, prior to maturity, for $3.0 million in cash.  In January 2001, the Company purchased $3.2 million in principal amount, prior to maturity, for $1.0 million in cash.  During the three month period ended June 30, 2001, the Company purchased $75.1 million principal amount, prior to maturity, for $15.9 million in cash.  In July 2001, the Company purchased $34.4 million in principal amount, prior to maturity, for $8.9 million in cash.   At September 30, 2001, the remaining principal balance of these senior notes is $126.7 million.

In January 1999, the Company completed the sale of $200 million aggregate principal amount of 11¼% senior notes due 2009 ("January 1999 Senior Notes") with semi-annual interest payments due on January 15th and July 15th.  The January 1999 Senior Notes are due January 15, 2009 with early redemption at the option of the Company at any time after January 15, 2004.  The Company may redeem up to 35% of the original principal amount of the January 1999 Senior Notes at 111.25% of the principal amount thereof, plus accrued and unpaid interest through the redemption date prior to January 15, 2002.  In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of the Company's 11¼% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture.  During the three month period ended June 30, 2001, the Company purchased $64.7 million principal amount of these senior notes, prior to maturity, for $13.7 million in cash.  In July 2001, the Company purchased $41.2 million in principal amount, prior to maturity, for $10.4 million in cash.  At September 30, 2001, the remaining principal balance of these senior notes is $139.6 million.

On May 19, 1998 the Company completed the sale of $150 million 9 7/8% senior notes due 2008 ("1998 Senior Notes") with semi-annual interest payments due on May 15th and November 15th.   The 1998 Senior Notes are due May 15, 2008 with early redemption at the option of the Company at any time after May 15, 2003.  In addition, prior to May 15, 2001, the Company may redeem up to 25% of the originally issued principal amount of the 1998 Senior Notes at 109.875% of the principal amount thereof, plus accrued and unpaid interest through the redemption date.  During the three month period ended June 30, 2001, the Company purchased $51.0 million principal amount of these senior notes, prior to maturity, for $11.1 million in cash.  In July 2001, the Company purchased $30.0 million in principal amount, prior to maturity, for $7.6 million in cash.  At September 30, 2001, the remaining principal balance of these senior notes is $69.0 million.

On August 4, 1997, the Company completed the sale of $225 million 11¾% senior notes due 2004 (“1997 Senior Notes”) and warrants to purchase 392,654 shares of the Company’s common stock, with  semi-annual interest payments due on February 1st and August 1st.  The 1997 Senior Notes are due August 1, 2004 with early redemption at the option of the Company at any time after August 1, 2001, at a premium to par value.  In December 2000, the Company purchased $46.1 million principal amount, prior to maturity, for $15.7 million in cash.  In January 2001, the Company purchased $2.0 million in principal amount, prior to maturity, for $0.6 million in cash.  During the three month period ended June 30, 2001, the Company purchased $54.0 million principal amount, prior to maturity, for  $11.6 million in cash.  In July 2001, the Company purchased $35.7 million in principal amount, prior to maturity, for $9.1 million in cash.  At September 30, 2001, the remaining principal balance of these senior notes is $86.8 million.

Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

In December 1999, the Company agreed to purchase $23.2 million of fiber capacity from Qwest Communications which provides the Company with an asynchronous transfer mode (ATM) + Internet protocol (IP) based international broadband backbone of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas.  In March 2000, the Company agreed to purchase an additional $20.8 million of fiber capacity.  As of September 30, 2001, the Company had fulfilled the total purchase obligation with cash and a $16.9 million promissory note payable over three and one-half years bearing interest at a rate equal to the Prime Rate plus 3.5% per annum.

During the three months ended June 30, 2001, the Company accepted delivery of fiber optic capacity on an indefeasible rights of use (“IRU”) basis from Southern Cross Cables Limited (“SCCL”).  The Company and SCCL entered into an arrangement financing the capacity purchase, payable over a three-year term bearing an interest rate equal to 6% over the United States dollar LIBOR.  As of September 30, 2001, the principal liability recorded under this agreement was $10.3 million.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $24.9 million (51.1 million Australian dollars (“AUD”)) from Optus Networks Pty. Limited.  As of September 30, 2001, the Company accepted delivery of  $23.1 million (47.5 million AUD) of capacity, of which $6.3 million (13 million AUD) was paid in cash and $16.8 million (34.5 million AUD) was financed under this agreement. The financed portion is payable over a four-year term and bears interest at a rate of 14.29%.

During the year ended December 31, 2000, Cisco Systems Capital Corporation provided to the Company $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased.  At September 30, 2001 and December 31, 2000, $18.3 million and $4.4 million, respectively, were utilized under this facility and are recorded as obligations under capital lease.  Borrowings under this credit facility are payable over terms ranging from one to four years and bear interest rates ranging from 9.62% to 13.28%.  The remaining unused credit facility is not available at the present time.

During the years ended December 31, 2000 and December 31, 1999, NTFC Capital Corporation provided to the Company $15.0 million and $30.0 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased.  At September 30, 2001 and December 31, 2000, $45.0 million and $43.6 million, respectively, were utilized by the Company.  Borrowings under this credit facility are each priced at the date of drawdown at a 495 basis point spread off of the five-year United States Treasury rate; the interest rates range from 9.94% to 11.56% and are payable over a five-year term.

During the year ended December 31, 1999, Ericsson Financing Plc provided to the Company $31.4 million (21.3 million British Pounds) in financing to fund the purchase of network equipment, secured by the equipment purchased.  At September 30, 2001 and December 31, 2000, $18.5 million (12.6 million British Pounds) and $12.5 million (8.5 million British Pounds), respectively, were utilized under this facility.  Borrowings under this credit facility accrue interest at rates equal to LIBOR of the relevant currency plus 5.8% and are payable over a five-year term.

During the year ended December 31, 2000, General Electric Capital Corporation provided to the Company $20.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased.  At September 30, 2001 and December 31, 2000, $12.7 million and $5.3 million, respectively, were utilized under this facility. Borrowings under this credit facility are priced at the date of drawdown at a 500 basis point spread off of the five-year United States Treasury rate and are payable over a five-year term; the interest rates range from 9.72% to 9.95%.

In March 2000, the Company entered into a strategic business alliance agreement with Hewlett-Packard Company (“Hewlett-Packard”) pursuant to which Hewlett-Packard will provide products and services to enable the Company to develop data centers in Europe, Australia, Japan and Brazil. Hewlett-Packard also agreed to purchase up to $50 million in convertible debt.  As of September 30, 2001, Hewlett-Packard funded the entire $50 million under the agreement; the convertible note is due in March 2005, and the debt will bear interest at a rate of 9¼% per annum.  The outstanding principal and unpaid accrued interest are convertible into the Company’s common stock at a price of $60 per share.  As of September 30, 2001, the debt is convertible into 852,604 shares of the Company’s common stock.  The Company has the right under certain circumstances to require Hewlett-Packard to convert the debt to equity. Until converted, the debt will be secured by equipment purchased from Hewlett-Packard with the proceeds of the investment.  See Note13 - “Subsequent Events.”

Other

In July 2001, the Company consummated a transaction financing accounts receivables of its wholly-owned Canadian subsidiary, Primus Canada, with Textron Financial Canada Limited, an affiliate of RFC Capital Corporation.  Under the terms of the financing arrangement, the Company can obtain  cash proceeds of up to $19.8 million depending upon the level of customer receivables.  The Company pledged $20.2 million of its accounts receivable as collateral as of September 30, 2001 and recorded a corresponding liability of $15.1 million under this facility which is recorded as current portion of long-term obligations.  This transaction will terminate in July 2003 and bears fees at a rate of 9¼%, plus an additional $285,135 (450,000 Canadian dollars) per annum.

(7)          Operating Segment and Related Information

The Company has three reportable operating segments based on management’s organization of the enterprise into geographic areas – North America, Europe and Asia-Pacific.  The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income/(loss) from operations.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company offers voice, data, Internet, e-commerce, Web hosting, enhanced application, voice over Internet protocol (“VoIP”), virtual private network (“VPN”) and other value-added services in all three segments.  The Company also offers digital subscriber line (“DSL”) in North America and Asia-Pacific.  Net revenue by reportable segment is reported on the basis of where services are provided.  The Company has no single customer representing greater than 10% of its revenues.  Operations and assets of the North America segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes.

Summary information with respect to the Company’s segments is as follows (in thousands):

	Three Months Ended September 30,
	(unaudited)
	2001	2000
Net Revenue
North America
United States	$64,716	$83,898
Canada	41,986	44,201
Other	2,087	2,797
Total North America	108,789	130,896
Europe
United Kingdom	38,132	41,669
Other	57,369	50,088
Total Europe	95,501	91,757
Asia-Pacific
Australia	62,301	72,741
Other	5,653	5,736
Total Asia-Pacific	67,954	78,477
Total	$272,244	$301,130

Loss from Operations
North America	$(22,498)	$(16,061)
Europe	(7,236)	(11,034)
Asia-Pacific	(3,272)	(2,156)
Total	$(33,006)	$(29,251)

	September 30,	December 31,
	(unaudited)
	2001	2000
Assets
North America
United States	$653,910	$1,015,555
Canada	82,674	102,845
Other	9,542	12,896
Total North America	746,126	1,131,296
Europe
United Kingdom	230,655	214,912
Other	185,971	182,561
Total Europe	416,626	397,473
Asia-Pacific
Australia	198,107	178,381
Other	48,970	40,976
Total Asia-Pacific	247,077	219,357
Total	$1,409,829	$1,748,126

(8)          Commitments and Contingencies

On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A., based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998.  The Company acquired TresCom in June 1998 and TresCom is currently the Company's subsidiary. Plaintiff is seeking $14 million in damages, plus legal fees and costs.  The Company filed an answer on January 25, 2000 and discovery has commenced.  The Company's ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time.  An adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company’s financial results.  The Company intends to defend the case vigorously.  Management believes that this suit will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

(9)          Stockholder’s Equity

On January 10, 2001, the Company received from Inktomi Corporation an investment, which is a part of a strategic alliance created between the two companies in June 2000, of $10 million in exchange for 2,862,254 restricted shares of the Company’s common stock.

(10)       Related Parties

In January 2001, the Company loaned an officer of the Company the principal amount of $0.8 million in the form of a full recourse note.  This loan is payable in full five years from the date of agreement (subject to earlier repayments upon the termination of the officer’s employment under certain circumstances) and is secured by shares of the Company’s common stock.  Interest is compounded quarterly at a rate of 6% per annum and payable upon maturity.  The portion of this note related to the issuance of stock is reflected as a reduction of additional paid-in capital.

(11)       Gain on Early Extinguishment of Debt

In January 2001, the Company exchanged 8,308,258 shares of the Company’s common stock for the extinguishment of $129.6 million in principal amount of the 2000 Convertible Debentures and purchased $38.2 million of principal amount of its senior notes and convertible debentures, prior to maturity, for $11.6 million in cash.  These transactions were accounted for as an extraordinary gain of $106.1 million, or $2.11 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

During the three month period ended June 30, 2001, the Company purchased $244.8 million of principal amount of its senior notes, prior to maturity, for $52.2 million in cash.  This was accounted for as an extraordinary gain of $185.7 million, or $3.54 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

In July 2001, the Company purchased $141.3 million of principal amount of its senior notes, prior to maturity, for $36.0 million in cash.  This was accounted for as an extraordinary gain of $98.7 million, net of $2.0 million in income taxes, or $1.88 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.   In conjunction with the debt repurchases described above, the Company has recorded a $2.0 million income tax provision as it is more likely than not that the Company will be subject to an alternative minimum tax.

The debt securities purchased by the Company have not been cancelled.  These are held as treasury bonds and are recorded as a reduction of long-term obligations.

(12)       Asset Impairment

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” the Company periodically evaluates the realizability of intangible and other long-lived assets.  In making such evaluations, the Company compares certain financial indicators such as expected undiscounted future revenues and cash flows to the carrying amount of the assets.  The Company has identified certain long-lived assets and intangible assets for which there are indications of impairment and is evaluating the extent to which these assets may be impaired.  As the Company has not completed its evaluation, it is unable to reasonably estimate at this time the impact, if any,  this impairment analysis will have on the financial statements.  As a result, the Company has not reduced the carrying values of its assets in the accompanying unaudited consolidated financial statements.

(13)      Subsequent Events

In October 2001, the Company fully extinguished its vendor debt and related obligations to Hewlett-Packard by over $50 million with a cash payment of $5 million.  The long-term debt eliminated by the Company was due in March 2005 and bore an interest rate of 9¼% per annum.  This transaction will be accounted for as an extraordinary gain of approximately $46.2 million during the three months ending December 31, 2001.

In early October 2001, the Company received a retroactive refund of approximately $8 million relating to interconnect charges.  This will be recorded as a reduction of cost of revenue in October 2001.

In November 2001, the Company exchanged 8,899,001 shares of the Company’s common stock for the extinguishment of $51.5 million in principal amount of the 2000 Convertible Debentures.  This transaction will be accounted for as an extraordinary gain during the three months ending December 31, 2001.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Primus is a global facilities-based Total Service Provider offering bundled voice, data, Internet, DSL, e-commerce, Web hosting, enhanced application, VoIP, VPN and other value-added services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan. The Company seeks to capitalize on the increasing demand for high-quality international communications services, which is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of global data and Internet traffic. The Company provides services over its network, which consists of (i) 23 carrier-grade switches, including 19 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom and four domestic switches in Australia; (ii) more than 300 points of presence (POPs) and Internet access nodes in additional markets within our principal service regions; (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems; and (iv) an international satellite earth station located in London, together with the capacity the Company leases on an Intelsat satellite. Utilizing this network, along with resale arrangements and foreign carrier agreements, the Company provides service to over 2.3 million customers.

The Company’s net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan, and also from the provision of both local and cellular services in selected markets.  Long distance net revenue is earned based on the number of minutes billable and is recorded upon completion of a call, adjusted for sales allowance.  The Company generally prices its services at a savings compared to the major carriers operating in its principal service regions.  The Company expects to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant international long distance usage, including small- and medium-sized businesses, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

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

Other Operating Data

The following information for the three and nine months ended September 30, 2001 and 2000 (in thousands) is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with the Company’s most recently filed Form 10-K.

	Three Months Ended September 30, 2001 (unaudited)
	Net	Minutes of Long Distance Use
	Revenue	International	Domestic	Total
North America	$108,789	462,921	568,306	1,031,227
Europe	95,501	610,575	231,435	842,010
Asia-Pacific	67,954	45,520	176,305	221,825

Total	$272,244	1,119,016	976,046	2,095,062

	Three Months Ended September 30, 2000 (unaudited)
	Net	Minutes of Long Distance Use
	Revenue	International	Domestic	Total
North America	$130,896	440,168	516,753	956,921
Europe	91,757	359,680	240,322	600,002
Asia-Pacific	78,477	40,720	160,700	201,420

Total	$301,130	840,568	917,775	1,758,343

Results of operations for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Net revenue decreased $28.9 million or 10% to $272.2 million for the three months ended September 30, 2001, from $301.1 million for the three months ended September 30, 2000.

North America:  North American net revenue decreased $22.1 million or 17% to $108.8 million for the three months ended September 30, 2001 from $130.9 million for the three months ended September 30, 2000.  The decrease is primarily attributed to the Company’s effort to de-emphasize low margin businesses such as wholesale carrier services as well as reduced rates per minute caused by market pricing pressures.  Carrier services revenue in the United States declined by 33% from the same period last year.  Additionally, the negative impact of the declining value of the Canadian dollar against the United States dollar also contributed to the decrease in net revenue.

Europe:  European net revenue increased $3.7 million or 4% to $95.5 million for the three months ended September 30, 2001 from $91.8 million for the three months ended September 30, 2000.  The European net revenue increase is primarily attributed to the strong growth in carrier services in Germany, France, Denmark and Spain.  The increase is offset by the negative impact of declining foreign currency exchange rates against the United States dollar as well as reduced rates per minute caused by market pricing pressures.

Asia-Pacific:  Asia-Pacific net revenue decreased $10.5 million or 13% to $68.0 million for the three months ended September 30, 2001 from $78.5 million for the three months ended September 30, 2000.  The net revenue decrease in the Asia-Pacific region was driven by the negative impact of the declining value of the Australian dollar against the United States dollar.  The decrease was partially offset by the continued strong growth in the Company’s data and Internet sales in Australia and Japan.

Cost of revenue decreased $20.9 million to $195.0 million for the three months ended September 30, 2001 from $215.9 million for the three months ended September 30, 2000.  As a percentage of net revenue, the cost of revenue decreased slightly compared to the same period last year.  Cost of revenue was 71.6% for the three months ended September 30, 2001 compared to 71.7% for the three months ended September 30, 2000.  With the majority of the cost of revenue being variable, based on minutes of use, the decrease in the cost of revenue is primarily attributable to the decrease in net revenue.

Selling, general and administrative expenses decreased $13.4 million to $69.7 million, or 25.6% of net revenue, for the three months ended September 30, 2001 from $83.2 million, or 27.6% of net revenue, for the three months ended September 30, 2000.  The decrease is attributable to cost savings in salaries and benefits resulting from the reduction of full-time and part-time employees since December 31, 2000 as well as a reduction in advertising and marketing, professional services and travel expenses.

Depreciation and amortization expense increased by $9.2 million to $40.5 million for the three months ended September 30, 2001 from $31.3 million for the three months ended September 30, 2000.  The increase is primarily attributed to the increased depreciation expense relating to capital expenditures for fiber optic cable, switching, data center and other network equipment being placed into service.

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” the Company periodically evaluates the realizability of intangible and other long-lived assets.  In making such evaluations, the Company compares certain financial indicators such as expected undiscounted future revenues and cash flows to the carrying amount of the assets.  The Company has identified certain long-lived assets and intangible assets for which there are indications of impairment and is evaluating the extent to which these assets may be impaired.  As the Company has not completed its evaluation, it is unable to reasonably estimate at this time the impact, if any,  this impairment analysis will have on the financial statements.  As a result, the Company has not reduced the carrying values of its assets in the accompanying unaudited consolidated financial statements.

Interest expense decreased by $13.9 million to $20.3 million for the three months ended September 30, 2001 from $34.2 million for the three months ended September 30, 2000.  The decrease is primarily attributed to $15.2 million in interest saved from the principal reduction of the Company’s senior notes and convertible debentures.  The decrease is partially offset by interest expense associated with new leased fiber capacity, equipment financing and accounts receivable financing.

Interest and other income(expense) decreased to $0.8 million for the three months ended September 30, 2001 from $7.1 million for the three months ended September 30, 2000.  The decrease is primarily attributed to a lower cash balance during the three months ended September 30, 2001.

Gain on early extinguishment of debt for the three months ended September 30, 2001 was $98.7 million, net of $2.0 million in income taxes.  This gain resulted from the Company’s purchase of $141.3 million in principal amount of senior notes, prior to maturity, for $36.0 million in cash, slightly offset by the write-off of related deferred financing costs.

In November 2001, the Company exchanged 8,899,001 shares of the Company’s common stock for the extinguishment of $51.5 million in principal amount of the 2000 Convertible Debentures. This transaction will be accounted for as an extraordinary gain during the three months ending December 31, 2001.

Results of operations for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Net revenue decreased $65.9 million or 7% to $823.3 million for the nine months ended September 30, 2001, from $889.2 million for the nine months ended September 30, 2000.

North America:  North American net revenue decreased $39.0 million or 10% to $351.4 million for the nine months ended September 30, 2001 from $390.4 million for the nine months ended September 30, 2000.  The decrease is primarily attributed to the Company’s effort to de-emphasize low margin businesses such as wholesale carrier services.  Additionally, the negative impact of the declining value of the Canadian dollar against the United States dollar contributed to the decrease in net revenue.  This decrease is also attributed to $7 million in additional sales allowance recorded for bad debts from “dot-com” customers associated with 1492 Technologies, an acquired Web design/consulting business whose operations were discontinued during the three months ended March 31, 2001.  The Company’s 2000 acquisitions including Shore.Net (since the March 2000 acquisition) and CTE (since the June 2000 acquisition) partially offset the total decrease in revenue.

Europe:  European net revenue slightly decreased $0.4 million to $265.4 million for the nine months ended September 30, 2001 from $265.8 million for the nine months ended September 30, 2000.  The European net revenue decrease is primarily attributed to the negative impact of declining foreign currency exchange rates against the United States dollar.  Additionally, the Company recorded  $1 million in additional sales allowance in the three months ended March 31, 2001 to cover several carrier and business customer bad debts from failing companies.  The decrease is offset by the increase in carrier services in Germany, France, Denmark, and Spain, and additional net revenue growth resulting from the Company’s 2000 acquisitions, including LCR Telecom (since the February 2000 acquisition), Citrus (since the February 2000 acquisition), A-Tel (since the May 2000 acquisition), InterNeXt (since the May 2000 acquisition) and Nexus and Seker (since the August 2000 acquisitions).

Asia-Pacific:  Asia-Pacific net revenue decreased $26.5 million or 11% to $206.5 million for the nine months ended September 30, 2001 from $233.0 million for the nine months ended September 30, 2000.  The net revenue decrease in the Asia-Pacific region was primarily driven by the negative impact of the declining value of the Australian dollar and Japanese yen against the United States dollar, and to a lesser extent, a decline in revenue from reduced provisioning of local access in Australia.  The decrease was partially offset by the continued strong growth in the Company’s data and Internet sales in Australia, and the operations of the Company’s 2000 acquisitions including Bekko (since the March 2000 acquisition) and DIPL (since the March 2000 acquisition).

Cost of revenue decreased $40.1 million to $598.5 million, for the nine months ended September 30, 2001 from $638.6 million for the nine months ended September 30, 2000.  With the majority of the cost of revenue being variable based on minutes of use, the decrease in the cost of revenue is primarily attributable to the decrease in net revenue.  As a percentage of net revenue, the cost of revenue increased from 71.8% to 72.7%.

Selling, general and administrative expenses decreased $12.4 million to $233.4 million, or 28.4% of net revenue, for the nine months ended September 30, 2001 from $245.8 million, or 27.6% of net revenue, for the nine months ended September 30, 2000 .  The decrease is primarily attributable to cost savings in salaries and benefits resulting from the reduction of full-time and part-time employees since December 31, 2000 and a reduction in advertising and marketing and travel expenses, which were partially offset by additional expenses of severance pay and employee termination costs.

Depreciation and amortization expense increased by $33.4 million to $114.0 million for the nine months ended September 30, 2001 from $80.5 million for the nine months ended September 30, 2000 .  The increase is associated with increased depreciation expense related to capital expenditures for fiber optic cable, switching, data center and other network equipment being placed into service and with increased amortization expense related to intangible assets arising from the Company's 2000 acquisitions.

Interest expense decreased to $80.8 million for the nine months ended September 30, 2001 from $97.5 million for the nine months ended September 30, 2000.  The decrease was driven by $23.4 million interest saved from principal reduction of the Company’s senior notes and convertible debentures.  The decrease is partially offset by additional leased fiber capacity, equipment financing, accounts receivable financing and the $50 million convertible debt.

Interest and other income (expense) decreased to an expense of $11.2 million for the nine months ended September 30, 2001 from income of $22.8 million for the nine months ended September 30, 2000.  The decrease is primarily associated with the $15.0 million write-off of the Company’s investment in Pilot Network Services because it became permanently impaired in March 2001.  The decrease is also attributed to the lower cash balance during the nine months ended September 30, 2001.

Gain on early extinguishment of debt for the nine months ended September 30, 2001 was $390.4 million, net of $2.0 million in income taxes.  This gain resulted from the Company’s exchange of 8,308,258 shares of the Company’s common stock for the extinguishment of $129.6 million in principal amount of the 2000 Convertible Debentures and purchase of $424.3 million in principal amount of senior notes, prior to maturity, for $99.8 million in cash, slightly offset by the write-off of related deferred financing costs.

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

Net cash used by operating activities was $139.5 million for the nine months ended September 30, 2001 as compared to net cash used by operating activities of $107.8 million for the nine months ended September 30, 2000.  The increase in operating cash used was caused by a decline in gross margin for the nine months ended September 30, 2001 (before non-cash charges) as compared to the nine months ended September 30, 2000.  The increase is also attributable to the employee termination and severance costs incurred since December 31, 2000.  Additionally, as a result of reduced cash balances, interest income for the nine months ended September 30, 2001 was $16.4 million less than the interest income for the nine months ended September 30, 2000.  Operating cash was also used to reduce accounts payable, accrued interconnection costs and accrued expense balances to bring major vendors closer to contract payment terms.   The increase in operating cash used was partially offset by the decrease in interest payments resulted from principal reduction of the Company’s senior notes and convertible debentures during the nine months ended September 30, 2001.

Net cash used by investing activities was $80.4 million for the nine months ended September 30, 2001 compared to net cash used by investing activities of $195.5 million for the nine months ended September 30, 2000.  Net cash used by investing activities during the nine months ended September 30, 2001 included $79.0 million of capital expenditures primarily for the expansion of the Company’s global network as compared to $151.8 million during the nine months ended September 30, 2000.  Additionally, during the nine month period ended September 30, 2000, $54.6 million of cash was used to acquire Shore.Net, Infinity, Citrus, Bekko, DIPL, Global Sales, InterNeXt, A-Tel, CTE, Nexus and Seker; cash was also used to purchase $15.0 million of marketable securities of Pilot Network Services during the nine month period ended September 30, 2000.

Net cash used by financing activities was $96.5 million for the nine months ended September 30, 2001 as compared to net cash provided by financing activities of $311.4 million for the nine months ended September 30, 2000.  During the nine months ended September 30, 2001, cash used by financing activities was $99.8 million for the purchase of certain of the Company’s debt securities, $25.1 million of payments on capital leases, vendor financing and other long-term obligations, offset by $18.0 million of financing received through an accounts receivable financing and a drawdown on a line of credit, and $10.0 million in cash received from Inktomi Corporation in exchange for 2,862,254 shares of the Company’s common stock.  Cash provided by financing activities for the nine months ended September 30, 2000 resulted primarily from $290.0 million of net proceeds from the sale of the February 2000 Debentures, as well as $25.0 million from the Hewlett-Packard investment, partially offset by $6.3 million of payments on capital leases and other long-term obligations.

The Company believes that its existing cash and available capital lease and vendor financing (subject to the limitations in the Indentures related to the Company's senior notes and convertible debentures) will be sufficient to fund the Company's debt service requirements, capital expenditures, acquisitions and other cash needs for its operations into the second quarter of 2002. As of September 30, 2001, the Company has $787.0 million of indebtedness.  The Company is in discussions with certain  holders of its debt securities regarding the  consensual  restructuring of those obligations and is currently attempting to renegotiate some of its equipment financing arrangements with various vendors.   The Company is also seeking to raise additional financing.  There can be no assurance the Company will be successful in these discussions and negotiations.  Unless the Company is able to reduce  significantly its outstanding debt and/or raise sufficient additional financing, and/or significantly improve its cash flow from operations, the Company may not be able to service its debt or other obligations  and could be required to seek relief from such obligations.   Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of the Company's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may need additional capital sooner than expected.

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

Special Note Regarding Forward-Looking Statements

Statements in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include without limitation:  statements set forth below under this heading regarding, among other things, the Company’s expectations of future sales, net revenue, gross profit, operating profit, net income, cash flow, network development, Internet services development, traffic development, capital expenditures, selling, general and administrative expenses, service introductions and cash requirements; and statements set forth elsewhere herein concerning the Company's debt repurchase activities, the tax and accounting consequences of such debt repurchases, liquidity and debt service forecasts, management's plans, goals, expectations, guidance, objectives, strategy, and timing for future operations, product plans and performance, predictions or expectations of future growth, results or cash flow,  management's assessment of market factors, the availability of financing, future financial performance, potential goodwill write-downs, and debt reduction, restructuring or exchange initiatives. Factors and risks, including certain of those described in greater detail in the captions below, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include: the possible inability to raise capital when needed, or at all; the inability to reduce, exchange or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;changes in business conditions; changes in the telecommunications or Internet industry or the general economy or capital markets; DSL, Internet and telecommunication competition; changes in financial, capital market and economic conditions; changes in service offerings or business strategies; inability to lease space for data centers at commercially reasonable rates; difficulty in provisioning VoIP services; changes in the regulatory schemes and regulatory enforcement in the markets in which we operate; restrictions on our ability to follow certain strategies or complete certain transactions as a result of our capital structure or debt covenants; the possible inability to raise capital when needed, or at all; the inability to reduce debt significantly; risks associated with the Company's limited DSL, Internet and Web-hosting experience and expertise; entry into developing markets; the possible inability to hire and/or retain qualified sales, technical and other personnel, particularly as we continue to attempt to grow our data-centric services, and managing rapid growth; and risks associated with international operations (including foreign currency translation risks); dependence on effective information systems; dependence on third parties to enable us to expand and manage our global network and operations; and dependence on the implementation and performance of the Company's global ATM+IP communications network. As such, actual results or circumstances may vary materially from such forward-looking statements or expectations.  Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made. Primus is not necessarily obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Factors, which could cause results to differ from expectations, include risks described in greater detail below associated with:

Liquidity Restrictions; Possible Inability to Obtain Necessary Financing. The Company believes that its existing cash and available capital lease and vendor financing (subject to the limitations in the Indentures related to the Company's senior notes) will be sufficient to fund the Company's operating losses, debt service requirements, capital expenditures, acquisitions and other cash needs into the second quarter of 2002.  The Company and/or its subsidiaries will evaluate on a continuing basis the most efficient use of the Company’s capital and, depending upon market conditions and liquidity needs, purchasing, refinancing or otherwise retiring certain of the Company’s outstanding debt securities in the open market or by other means to the extent permitted by its existing covenant restrictions, as well as restructuring or modifying its debt through issuance of new securities, exchanges of debt for equity and other alternatives.  In addition, the Company is continually evaluating the expansion of its service offerings and plans to make further investments in and enhancements to its switches and distribution channels in order to expand its service offerings.  In order to fund these additional cash requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources.  However, the Company may also be required to reduce its expansion and capital expenditures in the event it cannot raise additional capital when needed.  In the event the Company is unsuccessful with respect to its efforts to extend its liquidity sources, the Company may not be able to service its debt or other obligations and could be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.  Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of the Company's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may be required to seek additional capital sooner than expected.

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

Limited Operating History; Entry into Internet and data business. The Company has been targeting businesses and residential customers for Internet and data services through its subsidiary iPRIMUS.com and other acquired ISPs.  The Company has been expanding and intends to continue to expand its offering of data and Internet services worldwide.  The Company anticipates offering a full-range of Internet protocol-based data and voice communications over the global broadband ATM+IP network which the Company has deployed. The Company has limited experience in the Internet and Web hosting business and cannot provide assurance that it will successfully establish or expand the business. Currently, the Company provides Internet services to business and residential customers in the United States, Australia, Canada, Japan, India, Brazil, Germany, France and Spain, and offers Internet transmission services in the Indian Ocean/Southeast Asia regions through its satellite earth station in London.

The market for Internet connectivity and related services is extremely competitive. The Company's primary competitors include incumbent operators and other ISPs that have a significant national or international presence.  Many of these carriers have substantially greater resources, capital and operational experience than the Company does.  The Company also expects it will experience increased competition from traditional telecommunications carriers that expand into the market for Internet services. In addition, the Company will require substantial additional capital to make investments in its Internet operations, and it may not be able to obtain that capital on favorable terms or at all.  The amount of such capital expenditures may exceed the amount of capital expenditures spent on the voice portion of its business going forward.

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

-       the Company’s ability to recruit and retain qualified technical, engineering and other personnel;

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

Managing Growth. The Company's history of rapid growth has placed a significant strain on the Company.  In order to manage its growth effectively, the Company must continue to implement and improve its operational and financial systems and controls, purchase and utilize additional transmission facilities, and expand, train and manage its employees, all within a rapidly-changing regulatory environment.  Inaccuracies in the Company's forecast of traffic could result in insufficient or excessive transmission facilities and disproportionate fixed expenses.

Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, the Company had cumulative negative cash flow from operating activities and cumulative negative EBITDA.  In addition, the Company incurred net losses since inception and has an accumulated deficit of $223 million as of September 30, 2001.  The Company expects to continue to incur additional operating losses and negative cash flow as it expands its operations and continues to build-out and upgrade its network.  There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain operating profitability, net income or positive cash flow from operations in any future period.

Acquisition and Strategic Investment Risks. Acquisitions, a key element in the Company's growth strategy, involve operational risks, including the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management, while the Company continues to incur operating expenses to provide the services formerly provided by the acquired company, and financial risks including the incurrence of indebtedness by the Company in order to effect the acquisition and the consequent need to service that indebtedness.

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

International Operations. The Company has significant international operations.  In many international markets, the existing carrier will control access to the local networks, enjoy better brand recognition and brand and customer loyalty, and have significant operational economies, including a larger backbone network and correspondent agreements. Moreover, the existing carrier may take many months to allow competitors, including the Company, to interconnect to its switches within its territory.  There can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, obtain access to local transmission facilities or to market services in international markets. In addition, operating in international markets generally involves additional risks, including: unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; problems in collecting accounts receivable; political risks; fluctuations in currency exchange rates; foreign exchange controls which restrict repatriation of funds; technology export and import restrictions; seasonal reductions in business activity.  With respect to currency exchange rates risks, adverse exchange rate developments have had a negative impact on recent operating results, and there can be no assurance that currency exchange rate conditions will improve.

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

Dependence on Key Personnel. The loss of the services of K. Paul Singh, the Company's Chairman and Chief Executive Officer, or the services of its other key personnel, or the inability of the Company to attract and retain additional key management, technical and sales personnel, could have a material adverse effect upon the Company.

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

ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures relate to changes in foreign currency exchange rates and to changes in interest rates.

Foreign currency -- Although the Company’s functional currency is the United States dollar, a significant portion of the Company’s net revenue is derived from its sales and operations outside the United States.  In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on the Company’s results of operations.  For example, the Company estimates that the total adverse impact of foreign currency exchange rate changes from the nine months ended September 30, 2000 reduced the reported revenue for the nine months ended September 30, 2001 by  $51 million.  Due to the large percentage of the Company’s revenues derived outside of the United States, continuing strengthening of the United States dollar would continue to have an adverse impact on the Company’s results of operations.  The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances.  Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to “accumulated other comprehensive loss” within the stockholders’ equity section of the consolidated balance sheet.  The Company historically has not engaged in hedging transactions to mitigate foreign exchange risk.

Interest rates – We are currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations because a substantial majority of our long-term debt obligations are at fixed interest rates.  However, we are exposed to interest rate risk as additional financing may be required due to the large operating losses and capital expenditures associated with establishing and expanding our networks and facilities.  The interest rates that we will be able to obtain on additional financing, if any, will depend on market conditions at that time, and may differ from the rates we have secured on our current debt.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  The estimated fair value of the Company’s 2000 Convertible Debentures, 1999, 1998 and 1997 Senior Notes (carrying value of $556 million), based on quoted market prices, at September 30, 2001 was $94 million.

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A., based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly–owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998 and TresCom is currently the Company’s subsidiary. Plaintiff is seeking  $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000 and discovery has commenced. The Company’s ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time.  An adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company’s financial results. The Company intends to defend the case vigorously. Management believes that this suit will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In November 2001, the Company exchanged 8,899,001 shares of the Company’s common stock for the extinguishment of $51.5 million in principal amount of the 2000 Convertible Debentures. This transaction will be accounted for as an extraordinary gain during the three months ending December 31, 2001.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on July 9, 2001, the stockholders of the Company, holding 52,500,604 shares of record, (i) elected Mr. John G. Puente and Mr. Douglas M. Karp as directors of the Company, and (ii) approved an amendment of the Company’s Employee Option Plan to increase the number of shares reserved for issuance upon exercise of options granted thereunder from 7,800,000 to 9,000,000.  The voting results were as follows: 39,676,566 and 39,673,983 shares were in favor of Mr. Puente and Mr. Karp, respectively, no shares were voted against either Mr. Puente or Mr. Karp, and 375,382 and 377,965 were withheld against Mr. Puente and Mr. Karp, respectively.  The vote approving the amendment to the Company’s Employee Option Plan was 38,713,533 shares for, 934,021 shares against and 384,394 shares withheld, respectively.  Herman Fialkov, David E. Hershberg, Nick Earle, K. Paul Singh and John F. DePodesta continued as directors of the Company after the meeting.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits (see index on page 27)

(b)          Reports on Form 8-K

Not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date	November 14, 2001	By:	/s/ Neil L. Hazard

Neil L. Hazard
(Executive Vice President, Chief Operating Office and Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
Number

3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S–8, No. 333– 56557 (the "S–8 Registration Statement").

3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the "IPO Registration Statement").

4.1	Specimen Certificate of Primus Common Stock; Incorporated by reference to Exhibit 4.1 of the IPO Registration Statement.

4.2	Form of Indenture; Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, No 333-30195 (the "1997 Senior Note Registration Statement").

4.3	Form of Indenture of Primus, as amended and restated on January 20, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.3 of the 1998 Form 10-K.

4.4	Form of Warrant Agreement of Primus; Incorporated by reference to Exhibit 4.2 of the 1997 Senior Note Registration Statement.

4.5

Indenture, dated May 19, 1998, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4, No 333-58547 (the "1998 Senior Note Registration Statement").

4.6	Specimen 9 7/8% Senior Note due 2008; Incorporated by reference to Exhibit A included in Exhibit 4.4 of the 1998 Senior Note Registration Statement.

4.7	Indenture, dated January 29, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.3 of the 1998 Form 10-K.

4.8	Specimen 11¼% Senior Note due 2009; Incorporated by reference to Exhibit A included in Exhibit 4.7.

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

4.13

Specimen 11¾% Senior Note Due 2004; Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, No. 333-90179, filed with the Commission on November 2, 1999 (the "November S-4").

4.14	Indenture, dated October 15, 1999, between the Company and first Union National Bank; Incorporated by reference to the November S-4.

4.15	Specimen 12¾% Senior Note due 2009; Incorporated by reference to Exhibit A to Exhibit 4.14 hereto.

4.16

Indenture, dated February 24, 2000, between the Company and First Union National Bank, incorporated by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.17	Specimen 5¾% convertible subordinated debenture due 2007; Incorporated by reference to Exhibit A to Exhibit 4.16 hereto.

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

10.4	Employment Agreement, dated June 1, 1994, between Primus and K. Paul Singh; Incorporated by reference to Exhibit 10.5 of the IPO Registration Statement.**

10.5	Primus 1995 Stock Option Plan; Incorporated by reference to Exhibit 10.6 of the IPO Registration Statement.**

10.6	Primus 1995 Director Stock Option Plan; Incorporated by reference to Exhibit 10.7 of the IPO Registration Statement.**

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

10.11

Master Lease Agreement dated as of November 21, 1997 between NTFC Capital Corporation and Primus Telecommunications, Inc.; Incorporated by reference to Exhibit 10.17 of Primus’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), as amended on Form 10-K/A dated April 30, 1998.

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