Form 10-K
period 2001-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2002-04-16
CIK 1006837

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-29092

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1708481 (I.R.S. Employer Identification No.)
1700 Old Meadow Road, Suite 300 McLean, VA (Address of principal executive offices)	22102 (Zip Code)

(703) 902-2800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Non-affiliates of Primus Telecommunications Group, Incorporated held 41,865,146 shares of Common Stock as of March 28, 2002. The fair market value of the stock held by non-affiliates is $21,351,224 based on the sale price of the shares on March 28, 2002.

        As of March 31, 2002, 64,775,097 shares of Common Stock, par value $.01, were outstanding.

Documents Incorporated by Reference:

        Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

        We, Primus Telecommunications Group, Incorporated, are a global facilities-based Total Service Provider offering bundled international and domestic Internet, data and voice services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan. We were incorporated in February 1994. We serve the demand for high-quality, low cost international communications services which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of data and Internet traffic.

        We primarily target customers with significant international long distance usage, including small- and medium-sized enterprises (SMEs), multinational corporations, ethnic residential customers and other telecommunications carriers and resellers. We also target Internet-based businesses as we deploy our global asynchronous transfer mode (ATM) + Internet protocol (IP) network. As of December 31, 2001, we had approximately 2.4 million customers. We provide our customers with a portfolio of competitively priced services, including:

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

  •
  co-location services.

        We generally price our services at a savings compared to the major carriers operating in our principal service regions. We expect to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant international long distance usage, including SMEs, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

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

Strategy

        Our objective is to become a leading global provider of international and domestic Internet, data, e-commerce and voice services. Key elements of our strategy include:

  •
  Provide One-Stop Shopping for Internet, Data and Voice Services:  We offer a portfolio of bundled Internet, data and voice services in selected markets. By bundling our traditional voice services with data and Internet services, we believe that we will attract and retain a strong base of retail business and residential customers.

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

  •
  Build Base of Retail Customers with Significant International Communications Usage:  We are focused on building a retail customer base with significant demand for international Internet, data and voice services. These customers typically include SMEs, multinational corporations, Internet-based businesses and ethnic residential customers. We target SME customers worldwide by focusing on the need SMEs have for secure Internet and data services. By offering high quality services at competitive prices through experienced sales and service representatives and bundling a comprehensive portfolio of communications services, our goal is to further broaden our retail base.

  •
  Grow Through Selected Acquisitions, Joint Ventures and Strategic Investments:  We evaluate potential acquisitions, joint ventures and strategic investments, some of which may be material, with companies in the voice, data and Internet businesses. We view acquisitions, joint ventures and strategic investments as a means to enter additional markets, add new products and market segments, expand our operations within existing markets and generally accelerate the growth of our customer and revenue base.

Description of Operating Markets

        The following is a description of our operations in each of our primary service regions:

        United States.    In the United States, we provide long distance services to SMEs, residential customers, multinational corporations and other telecommunication carriers. We operate international gateway telephone switches in the New York City area and Los Angeles which are connected with countries in Europe, Latin America and the Asia-Pacific region through owned and leased international fiber cable systems. We lease and own United States domestic fiber to interconnect our switches, data centers, and domestic United States points of presence (POPs). We maintain a direct sales organization in New York, Florida, Massachusetts and Virginia to sell to business customers and have telemarketing centers in Florida, Virginia and Iowa. To reach residential customers, we advertise in national and regional ethnic newspapers and other publications, offering discounted rates for international calls to targeted countries. We also utilize independent agents to reach and enhance sales to both business and residential customers and have established a direct sales force for marketing international services to other long distance carriers. We maintain customer service centers in Florida, Virginia and Iowa, and operate a 24-hour global network management control center in Virginia that monitors our network. In addition to international long distance services, we also provide local service in Puerto Rico and the United States Virgin Islands. We also offer digital subscriber line (DSL) Internet access services to business and residential customers. We also provide managed and shared Web hosting and e-commerce applications and services through our data centers located in McLean, Virginia and Lynn, Massachusetts.

        Canada.    In Canada, we provide long distance services to SMEs, residential customers and other telecommunication carriers and have sales and customer service offices in Vancouver, Toronto and Montreal. We operate international gateway switches in Toronto and Vancouver, maintain POPs in Ottawa, Montreal and Calgary, and operate a nationwide backbone network which is owned by us on a 20-year indefeasible rights of use (IRU) basis. This network provides an integrated backbone for all of our voice, data, Internet and private line services. Each of the 24 nodes on the backbone is equipped with Sonet add/drop, ATM, frame and IP equipment to provide a complete spectrum of voice and data communications products to our customers. We operate two Nortel DMS 500 switches in Toronto and Vancouver which provide on-net equal access coverage to an estimated 90% of the population of Canada. We also operate a voice dial access network which consists of some 70 POPs across the country.

        We recently completed two data centers co-located with our switch sites in Vancouver and Toronto through which we offer a complete line of shared and managed hosting and co-location services. We have an extensive Internet footprint and provide dial-up and ISDN Internet coverage to over 700 communities across Canada through a network of 51 POPs.

        Europe.    We are a licensed carrier in the United Kingdom, Germany, France, Spain, Italy, Denmark, Netherlands and Switzerland. Our network architecture consists of core backbone voice/data nodes in London, Frankfurt and Paris with feeder nodes in Milan, Madrid, Copenhagen, Amsterdam and Zurich. Additionally, the network is also supported by more than 20 POPs throughout Europe including Munich, Hamburg, Dusseldorf, Berlin and Barcelona. The European network interconnects with the Primus global network. We have constructed a state-of-the-art data center for Web hosting and e-commerce services in London. Also, in London we have a 16 meter standard A earth station and currently lease satellite capacity on the Intelsat-62 satellite. This earth station is able to carry voice, data and Internet traffic to and from countries in the Indian Ocean/Southeast Asia region. We have four 3.8-meter Internet earth stations in New Delhi, Bangalore, Hyderabad and Chennai pursuant to a satellite gateway license.

        Our European operation is headquartered in London, with local offices in country. Our product portfolio provides bundled voice and data services to residential customers, small businesses, and other telecommunications carriers. We maintain a European multilingual customer service call center in Glasgow, Scotland. We market our services across Europe using a combination of direct sales, agents, and direct-media advertising, primarily to ethnic customers who make a higher-than-average percentage of international calls. Over time our European network and business has been enhanced through key acquisitions including LCR Telecom, InterNeXt and Telegroup Europe.

        We operate an Ericsson AXE-10 switch in Paris and provide service to retail business and residential customers in France. In Germany, we operate an AXE-10 switch in Frankfurt with POPs in Munich, Dusseldorf, Berlin and Hamburg. We hold a Class-4 switched voice telephone license in Germany, an L34.1 switched voice license in France and a voice services license in Switzerland. We have expanded our base of SME customers in Germany through our acquisitions of A-Tel and Citrus. We have acquired two Spanish ISPs, Nexus and Seker, which operate an Internet backbone in Spain. With these acquisitions we now offer voice, data and Internet services to existing and new customers in Spain. Through our acquisition of InterNeXt, we provide value-added ISP services and Web hosting services in France.

        Asia-Pacific.    We are a licensed carrier permitted to own and operate transmission facilities in Australia. We are the fourth largest long distance company in Australia based on revenues, providing domestic and international long distance services, data and Internet access services, as well as local and cellular service on a resale basis, to SMEs and ethnic residential customers. We have built a national domestic long distance network. We operate a five-city switched network using Northern Telecom switches in Sydney, Melbourne, Perth, Adelaide and Brisbane with over 100 POPs covering over 90% of Telstra local exchanges. We maintain both a 24-hour customer service center and a network management control center in Australia.

        We have constructed a data center in Melbourne which offers hosting, bandwidth and e-commerce applications and services. We offer a complete range of telecommunications services for corporate customers in Australia, including fully integrated voice and data networks, as well as Internet access. We market our services through a combination of direct sales to SMEs, independent agents, which market to retail business and residential customers, and media advertising aimed at ethnic residential customers living in Australia who make a high volume of international calls.

        In Japan, we maintain an office in downtown Tokyo and operate an international gateway switch to provide international calling services to retail residential customers, small businesses, and other carriers. We interconnect our Tokyo switch to Los Angeles. We have a Type I carrier license, which permits us to provide selected telecommunications services using our own facilities in Japan. We market our services in Japan through direct sales, agents, and media advertising. Through our Internet subsidiary, Bekko, we provide Internet access, hosting, and other Web sevices to retail customers in Japan.

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

  •
  Data and Internet Services.  We offer ATM, frame relay, and Internet/IP services globally to Australia, Japan, Canada, Brazil, France, Germany, India, United Kingdom and the United States. In Australia, we offer data transfer services over ATM and frame relay networks in addition to Internet access services. We also offer Web design, Web hosting, co-location and e-commerce services in our primary operating regions, including the United States, Canada, the United Kingdom, France, Germany, Brazil and Australia.

  •
  Reorigination Services.  In selected countries, we provide call reorigination services which allow non-United States country to country calling to originate from the United States, thereby taking advantage of lower United States accounting rates.

  •
  Voice over IP Services.  We offer to ISPs, telecommunications carriers worldwide, and enterprise customers VoIP services both over the public Internet as well as direct point-to-point VoIP services over our ATM+IP network.

  •
  Local Switched Services.  We offer local service on a resale basis in Australia, Canada, Puerto Rico and the United States Virgin Islands.

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

Network

        General.    We have deployed a global intelligent telecommunications network consisting of international and domestic switches, related peripheral equipment, undersea and trans-continental fiber optic cable systems, leased satellite and cable capacity. We believe that our network allows us to control both the quality and cost of the on-net communications services we provide to our customers. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, incorporates the uses of SS7/C7 signaling, and is supported by comprehensive network monitoring and technical support services. Our network consists of:

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

        Each of our international gateway switches is connected to our domestic and international networks as well as those of other carriers in a particular market, allowing us to:

  •
  provide seamless service;

  •
  package and market the voice and data services purchased from other carriers under the "Primus" brand name; and

  •
  maintain a substantial portion of each market's United States-bound return traffic through our integrated communications network to maintain quality of service and cost efficiencies, and to increase overall gross margins.

        Switching System and Global Points of Presence.    Our network consists of 21 carrier-grade switches, including 14 international gateway switches, three domestic switches in the United States and four domestic switches in Australia. We also have deployed and operate an additional 20 enhanced switching platforms in support of specialized product sets. We currently operate more than 300 POPs and Internet access nodes within our principal service regions.

        Here is further information about the location and type of our switching systems:

Location	Type of Switch
New York City area	International Gateway
Los Angeles	International Gateway
Toronto	International Gateway
Vancouver	International Gateway
London(2)	International Gateway
Paris	International Gateway
Frankfurt	International Gateway
Sydney	International Gateway
Tokyo	International Gateway
Copenhagen	International Gateway
Milan	International Gateway
Madrid	International Gateway
Puerto Rico	International Gateway
New York City area(2)	Domestic
Fort Lauderdale	Domestic
Adelaide	Domestic
Brisbane	Domestic
Melbourne	Domestic
Perth	Domestic

        Fiber Optic Cable Systems.    The Company has purchased and leased undersea and land-based fiber optic cable transmission capacity to connect to our various switching systems. Where traffic is light or moderate, we obtain capacity to transmit traffic on a per-minute variable cost basis. When there is a sufficient increase in traffic volume and such commitments are cost effective, we either purchase or lease lines at a rate and term basis for a fixed cost and acquire economic interests in transmission capacity through minimum assignable ownership units (MAOUs) and indefeasible rights of use (IRUs) to international traffic destinations. The following chart sets forth a listing of the undersea fiber optic cable systems in which we have capacity (which includes both MAOUs and IRUs):

Cable System	Countries Served	Status
Gemini	United States—United Kingdom	Existing
CANTAT	United States—Canada	Existing
CANUS	United States—Canada	Existing
FLAG	United Kingdom—Italy	Existing
	United Kingdom—Israel	Existing
UK—France 5	United Kingdom—France	Existing
Arianne	France—Greece	Existing
CIOS	United Kingdom—Israel	Existing
Aphrodite	United Kingdom—Cyprus	Existing
TPC 5	United States—Japan	Existing
APCN	Japan—Indonesia	Existing
Jasaurus	Indonesia—Australia	Existing
Atlantic Crossing-1	United States—United Kingdom	Existing
Columbus II	United States—Mexico	Existing
Americas I	United States—Brazil	Existing
	United States—United States Virgin Islands	Existing
	United States Virgin Islands—Trinidad	Existing
PTAT-1	United States—Bermuda	Existing
CARAC	United States—United States Virgin Islands	Existing
Taino—Carib	United States Virgin Islands—Puerto Rico	Existing
ECMS	United States Virgin Islands—Antigua—St. Martin—St.Kitts—Martinique—Guyana	Existing
CANTAT 3	United States—Denmark	Existing
ODIN	Netherlands—Denmark	Existing
RIOJA	Netherlands—Belgium	Existing
Pacific Crossing I	United States—Japan	Existing
SEMEWE 3	Germany—Cyprus	Existing
Antillas 1	Puerto Rico—Dominican Republic	Existing
Southern Cross	United States—Australia	Existing
Americas II	United States—Brazil—Puerto Rico	Existing
Columbus III	United States—Portugal—Spain—Italy	Existing

        In December 1999, we expanded our fiber capacity agreement with Qwest. Pursuant to this expansion, we agreed to purchase approximately $23.2 million of fiber capacity which provides us with an ATM+IP based international broadband backbone of nearly 11,000 route miles of fiber optic cable in the United States and overseas, and provides us with access to OC-3 and OC-12 capacity between our six existing gateway switches in the United States and up to at least nine future POPs in 12 cities in the United States including New York, Los Angeles, San Francisco, Chicago, Boston and Washington, D.C. Under the agreement, we also could choose to expand to OC-48 capacity as our bandwidth requirements increase. This network expansion has enabled us to carry an increasing percentage of our global data, Internet and voice traffic on our network, particularly from our international ISP customers whose Internet traffic is often routed through the United States. In March 2000, we agreed to purchase an additional $20.8 million of fiber capacity. As of June 30, 2001, we had fulfilled the total purchase obligation. As of December 31, 2001, we had made cash payments of $27.1 million. At December 31, 2001, we had a liability of $16.9 million, which reflects a promissory note payable over three and one-half years bearing interest at a rate equal to the Prime Rate plus 3.5% per annum (8.25% at December 31, 2001).

        In June 2000, we committed to purchase on an IRU basis a national network from AT&T Canada for $16.8 million. We have purchased $16.0 million under the agreement as of December 31, 2001. In December 2000, we entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $26.1 million (51.1 million Australian dollars ("AUD")) from Optus Networks Pty. Limited. As of December 31, 2001, we had fulfilled the total purchase obligation with cash of $6.6 million (13 million AUD) and a $19.5 million (38.1 million AUD) promissory note payable over a four-year term bearing interest at a rate of 14.29%.

        During the three months ended June 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited ("SCCL"). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term bearing an interest rate of 8.44%. At December 31, 2001, the Company had a liability recorded under this agreement in the amount of $11.6 million. During the three months ended December 31, 2001, the Company entered into an agreement with SCCL to purchase approximately $12.2 million of additional fiber optic capacity.

        Foreign Carrier Agreements.    In selected countries where competition with the traditional Post Telegraph and Telecommunications companies (PTTs) is limited or is not currently permitted, we have entered into foreign carrier transit agreements with PTTs or other service providers which permit us to provide traffic into and receive return traffic from these countries. We have existing foreign carrier agreements with PTTs and other licensed operators in Cyprus, Greece, India, Iran, Italy, New Zealand, the Philippines, Belgium, Denmark, Israel, Ireland, Singapore, Malaysia, Japan, Australia, France, Switzerland, Argentina, the Bahamas and the Dominican Republic and maintain additional agreements with other foreign carriers in other countries.

        Network Management and Control.    We own and operate network management control centers in McLean, Virginia; Coralville, Iowa; Toronto, Canada; and Sydney, Australia, which are used to monitor and control a majority of the switching systems, global data network, and other digital transmission equipment used in our network. These network management control centers operate seven days per week, 24 hours per day, 365 days per year.

        Network for Data and Internet Services.    We have built an Internet backbone network as an overlay to our existing network architecture that enables our existing global network to carry Internet and data traffic for our business, residential, carrier and ISP customers. This network uses packet switched technology, including IP and ATM. This network allows us to offer to existing and new customers data and voice communications services, including, in selected geographic areas, dial-up and dedicated Internet access, Web hosting, e-commerce, managed virtual private network services, VoIP, and ATM and frame relay data services.

Customers

        As of December 31, 2001, we had approximately 2.4 million business and residential customers comprised of the following:

  •
  Businesses.  Our business sales and marketing efforts target SMEs with significant international long distance traffic. We also have targeted larger multinational businesses. We now offer a broad array of services (including long distance voice, Internet, data and cellular services) in the

    United States, Australia, Canada, the United Kingdom, Germany, France, Brazil, India, Japan and Italy. We believe that businesses are and will continue to be attracted to us primarily due to price savings compared to traditional carriers and, secondarily, due to our personalized approach to customer service and support, including customized billing and bundled service offerings.

  •
  Residential Customers.  Our residential sales and marketing strategy targets ethnic residential customers who generate high international long distance traffic volumes. We believe that such customers are attracted to us because of price savings as compared to traditional carriers, simplified pricing structure, and multilingual customer service and support. We are now offering Internet access to our residential customers in select markets and expanding our Internet and data offerings to additional markets and bundling them with traditional voice services.

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

Sales and Marketing

        We market our services through a variety of sales channels, as summarized below:

  •
  Direct Sales Force.  As of December 31, 2001, our direct sales force was comprised of 286 full-time employees who focus on business customers with substantial international traffic, including multinational businesses and international governmental organizations. We use our direct sales force to offer bundled voice, Internet and data services to existing and new business customers. Direct sales personnel are compensated with a base salary plus commissions. We currently have sales offices in New York City, McLean, Tampa, Puerto Rico, Montreal, Toronto, Vancouver, London, Frankfurt, Munich, Adelaide, Brisbane, Melbourne, Perth, Sydney and Tokyo. Approximately 115 full-time sales representatives focus on ethnic residential consumers, and 22 direct sales representatives exclusively sell wholesale services to other long distance carriers and resellers.

  •
  Independent Sales Agents.  We also sell our services through independent sales agents and representatives, who typically focus on residential consumers and SMEs. An agent receives commissions based on revenue generated by customers obtained for us by the agent. We usually grant only nonexclusive sales rights and require our agents and representatives to maintain minimum revenues. We also market our services through representatives of network marketing companies.

  •
  Telemarketing.  We employ full-time telemarketing sales personnel to supplement sales efforts to ethnic residential consumers and SMEs.

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

        We believe that our financial reporting and billing systems are generally adequate to meet our needs in the near term. We transitioned our European financial systems to handle the conversion to the Euro currency during 2001. As we continue to grow, we will need to invest additional capital to purchase hardware and software, license more specialized software, increase capacity and link our systems among different countries.

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

        Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, regional Bell operating companies will be allowed to enter the long distance market; AT&T, WorldCom and other long distance carriers will be allowed to enter the local telephone services market and cable television companies and utilities will be allowed to enter both the local and long distance telecommunications markets. In addition, competition has begun to increase in the European Union (EU) communications markets in connection with the deregulation of the telecommunications industry in most EU countries, which began in January 1998. This increase in competition could adversely affect net revenue per minute and gross margin as a percentage of net revenue.

        The following is a brief summary of the competitive environment in selected countries within each of its principal service regions:

  North America.

        United States.    In the United States, which is the most competitive and among the most deregulated long distance markets in the world, competition primarily is based upon pricing, customer service, network quality and the ability to provide value-added services. AT&T is the largest supplier of long distance services, with WorldCom and Sprint being the next largest providers. As a result of recently enacted federal legislation, we now also compete with regional Bell operating companies, local exchange carriers and ISPs in providing domestic and international long distance services.

        Canada.    The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. In residential markets we compete primarily with each of the incumbent telcos (Bell Canada, Telus and the former Stentor members) in their territory and Call-Net Enterprises (Sprint Canada) and other smaller resellers and re-billers. In the highly competitive business market we compete with Bell Canada and Telus, who are both expanding beyond their traditional territory and competing with each other across the country, and with AT&T Canada, Call-Net Enterprises and other smaller carriers and resellers.

  Europe.

        United Kingdom.    Our principal competitors in the United Kingdom are British Telecom, the dominant supplier of telecommunications services in the United Kingdom, Cable & Wireless Communications, Colt, Energis and Worldcom. Other competitors in the United Kingdom include Opal Telecom and Ventelo Group. We compete in the United Kingdom and continental Europe, and expect to compete in other European countries, by offering competitively-priced bundled and stand-alone services, personalized customer service and value-added services.

        Germany.    Our principal competitor in Germany is Deutsche Telekom, the dominant carrier. We also compete with Vodafone (formally Mannesmann ARCOR/O.tel.o Communications), VIAG Interkom, MobilCom, Talkline, NTS/Colt and WorldCom. Additionally, we also face competition from other licensed public telephone operators that are constructing their own facilities-based networks, cable companies and switch-based resellers, including the emerging German local exchange carriers known as "City Carriers".

  Asia-Pacific.

        Australia.    Australia is one of the most deregulated and competitive communications markets in the Asia-Pacific region. Our principal competitors in Australia are Telstra, the dominant carrier, Cable & Wireless Optus and a number of other switchless resellers. We compete in Australia by offering a comprehensive menu of competitively-priced products and services, including value-added services, and by providing superior customer service and support. We believe that competition in Australia will increase as more companies are awarded carrier licenses in the future.

        Japan.    Our principal competitor in Japan is KDD, the dominant carrier, as well as Japan Telecom, Cable & Wireless IDC, and a number of second tier carriers, including TTNet and WorldCom.

  Data/Internet

        The market for data services and Internet services is extremely competitive. We anticipate that competition will continue to intensify. Our current and prospective competitors offering these services include national, international, regional and local Internet service providers such as AOL and EarthLink, Web hosting companies, other long distance and international long distance telecommunications companies, including AT&T, WorldCom and Sprint, local exchange telecommunications companies such as Verizon and SBC, cable television, direct broadcast satellite, wireless communications providers and on-line service providers. Many of these competitors have a significantly greater market presence, experience, expertise and brand recognition than we do. Many of our competitors also have greater financial, technological and marketing resources than those available to us.

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

        Regulation of the telecommunications industry is changing rapidly both domestically and globally. The Federal Communications Commission (FCC) is considering a number of international service issues in the context of several policy rulemaking proceedings in response to specific petitions and applications filed by other international carriers. We are unable to predict how the FCC will resolve the pending international policy issues or how such resolution will effect its international business. In addition, the World Trade Organization Agreement, which reflects efforts to dismantle government-owned telecommunications monopolies throughout Europe and Asia may affect us. Although we believe that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that they will be implemented in a manner that would benefit us.

        The regulatory framework in certain jurisdictions in which we provide services is described below:

  United States

        In the United States, our services are subject to the provisions of the Communications Act of 1934, FCC regulations thereunder, as well as the applicable laws and regulations of the various states and state regulatory commissions.

        As a carrier offering services to the public, we must comply with the requirements of common carriage under the Communications Act, including the offering of service on a nondiscriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of authorizations or any transfer of de jure or de facto control of the company. We are classified as a non-dominant common carrier for domestic service and are not required to obtain specific prior FCC approval to initiate or expand domestic interstate services.

        International Service Regulation.    International common carriers like us are required to obtain authority under Section 214 of the Communications Act. We have obtained all required authorizations from the FCC to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services. In 2001, the FCC ordered all carriers to physically terminate or withdraw their tariffs for international services on file with the FCC. We have taken this action and have replaced our international FCC tariff with a general service agreement and price list posted on our Web site (also as required by FCC order). Detariffing has given us greater pricing flexibility in our service offerings, but we are no longer entitled to legal protection under the "filed rate doctrine," which provides protection to carriers from customers' legal actions challenging terms and conditions of service.

        In addition to the general common carrier principles, we must conduct our international business in compliance with the FCC's International Settlements Policy, the rules that establish the permissible boundaries for United States-based carriers and their foreign correspondents to settle the cost of terminating each others' traffic over their respective networks.

        Domestic Service Regulation.    We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to expand our domestic interstate operations, but we are required to obtain FCC approval to transfer control or discontinue service and to file various reports and pay various fees and assessments. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. As a non-dominant carrier, we are subject to the FCC's complaint jurisdiction. In particular, we may be subject to complaint proceedings in conjunction with alleged noncompliance such as unauthorized changes in a customer's preferred carrier.

        As of July 31, 2001, the FCC ordered all common carriers of Domestic Interstate services to cancel their tariffs and provide service in accordance with contracts with customers. We took this action and replaced our FCC tariff for Domestic Interstate services with a general service agreement and price list posted on our Web site (also as required by FCC order). As a result, we will no longer be subject to protection under the "filed rate doctrine," which provides protection to carriers from customers' legal actions challenging terms and conditions of services.

        Our costs of providing long distance services will be affected by changes in the switched access charge rates imposed by local exchange carriers (LECs) for origination and termination of calls over local facilities. FCC rules currently cap the rates that both incumbent and competitive LECs may charge for switched access, and restrain incumbent LECs ability to change their charges. The FCC's decision to place caps on competitive LECs charges has been appealed in court. The FCC continues to grant incumbent LECs greater pricing flexibility and relaxed regulation of new switched access services in those markets where there are other providers of access services. As such, the incumbent LECs may offer volume discounts that may benefit larger long distance carriers.

        All interstate telecommunications carriers, including us, are required to make contributions to support federal universal service programs. The FCC is currently considering revisions to its universal service funding mechanism and new regulations regarding carriers' pass-through of universal service costs to their customers. We cannot predict the outcome of these proceedings or their potential effect on the company.

        State Regulation.    Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Some states also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. States often require pricing approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt or for name changes. We have received the necessary certificate and tariff approvals to provide intrastate long distance service in 49 states. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The regional Bell operating companies and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject us to increased price competition. We may also be required to contribute to universal service funds in some states.

        Wireless Service Regulations.    Through TresCom, we hold a variety of wireless licenses issued by the FCC. As a licensee authorized to provide microwave and satellite earth station services, we are subject to Title III of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, and FCC regulations promulgated thereunder. Pursuant to Title III, foreign entities may not directly hold more than 20% of the stock or other ownership interests in an entity, including us, that holds certain types of FCC licenses, such as the wireless licenses held by TresCom and referred to above. In addition, unless granted an FCC waiver, foreign citizens and entities may not indirectly hold 25% or more of the stock or other ownership interest in such entities.

  Canada

        The operations of telecommunications carriers are regulated by the Canadian Radio-television and Telecommunications Commission (CRTC). Full facilities-based and resale competition was introduced in the provision of international services in Canada, effective October 1, 1998, coincident with the elimination of traffic routing limitations on switched hubbing through the United States. In addition, foreign ownership rules for facilities-based carriers were waived in relation to ownership of international submarine cables landed in Canada and satellite earth stations used for telecommunications purposes. Effective January 1, 1999, all international service providers must be licensed by the CRTC under the Telecommunications Act of 1993, and we received our international license as of December 23, 1998. Our international operations remain subject to conditions of our CRTC license, which address matters such as competitive conduct and consumer safeguards.

        We, as a reseller of domestic Canadian telecommunications, are largely unregulated by the CRTC. In particular, because we do not own or operate transmission facilities in Canada, we are not directly subject to the Canadian Telecommunications Act or directly regulated by the CRTC, except to the extent that our provision of international telecommunications services is subject to CRTC licensing and other regulations. Therefore, we may provide resold Canadian domestic long distance service without rate, price or tariff regulation, or ownership limitations.

        The CRTC recently implemented a revenue-based contribution regime to replace the per minute contribution. This new revenue-based contribution mechanism collects from a wider base of telecommunications service providers and has consequently lowered our contribution expenses considerably in 2001.

        Competition.    Long distance competition has been in place in Canada since 1990 for long distance resellers and since 1992 for facilities-based carriers. Since 1994, the incumbent local exchange carriers have been required to provide "equal access" which eliminated the need for customers of competitive long distance providers to dial additional digits when placing long distance calls. In June 1992, the CRTC issued its ground-breaking Telecom Decision CRTC 92-12 requiring the incumbent local exchange carriers to interconnect their networks with their facilities-based as well as resale competitors. However, these companies have now disbanded the Stentor alliance effective January 1, 1999, and former Stentor companies, Bell Canada and TELUS Communications, the two largest carriers in Canada, have begun to compete against one another. Other nationwide providers are AT&T Canada Corp. and Sprint Canada. Additional long distance services competition is provided by a substantial resale long distance industry in Canada.

        Foreign Ownership Restrictions.    Under Canada's Telecommunications Act and certain regulations promulgated pursuant to such Act, foreign ownership restrictions are applicable to facilities-based carriers (known as "Canadian carriers"), CLECs and microwave license holders but not to companies which do not own or operate facilities or to resellers, which may be wholly foreign-owned and controlled. These restrictions limit the amount of direct foreign investment in Canadian carriers to no more than 20% of the voting equity of a Canadian carrier operating company and no more than 33 1/3% of the voting equity of a Canadian carrier holding company. The restrictions also limit the number of seats which may be occupied by non-Canadians on the board of directors of a Canadian carrier operating company to 20%. In addition, under Canadian law, a majority of Canadians must occupy the seats on the board of directors of a Canadian carrier holding company. Although it is possible for foreign investors to also hold non-voting equity in a Canadian carrier, the law requires that the Canadian carrier not be "controlled in fact" by non-Canadians. Primus Canada, along with several other telecommunications service providers, has lobbied to the Canadian government to review foreign ownership restrictions with a view to lowering these restrictions.

  Australia

        The provision of our services is subject to federal regulation. The two primary instruments of regulation are the Australian Telecommunications Act of 1997 and federal regulation of anti-competitive practices pursuant to the Australian Trade Practices Act of 1974. The current regulatory framework came into effect in July 1997.

        We are licensed under the Telecommunications Act of 1997 to own and operate transmission facilities in Australia. Under the regulatory framework, we are not required to maintain a carriage license in order to supply carriage services to the public using network facilities owned by another carrier. Instead, with respect to carriage services, we must comply with legislated "service provider" rules contained in the Telecommunications Act of 1997 covering matters such as compliance with the Telecommunications Act of 1997, operator services, regulation of land access, directory assistance, provision of information to allow maintenance of an integrated public number database and itemized billing.

        Two federal regulatory authorities exercise control over a broad range of issues affecting the operation of the Australian telecommunications industry. The Australian Communications Authority (ACA) is the authority regulating matters including the licensing of carriers and technical matters, and the Australian Competition and Consumer Commission (ACCC) has the role of promotion of competition and consumer protection and in particular dealing with carrier to carrier interconnection and network access. We are required to comply with the terms of our own license, are subject to the greater controls applicable to licensed facilities-based carriers and are under the regulatory control of the ACA and the ACCC. In addition, other federal legislation, various regulations pursuant to delegated authority and legislation, ministerial declarations, codes, directions, licenses, statements of Australian government policy and court decisions affecting telecommunications carriers also apply to us. As a carrier we must also be a member of the Telecommunications Industry Ombudsman (TIO) Scheme. The TIO is responsible for handling complaints from consumers about carriers and Internet service providers. The TIO may impose financial penalties upon carriers which do not satisfactorily deal with consumer complaints.

        There is no limit to the number of carriers who may be licensed. Any company that meets the relevant financial and technical standards and complies with the license application process can become a licensed carrier permitted to own and operate transmission facilities in Australia. Carriers are licensed individually, are subject to charges that are intended to cover the costs of regulating the telecommunications industry and are obliged to comply with license conditions (including obligations to comply with the Telecommunications Act of 1997, with certain commitments made in their industry development plan and with the telecommunications access regime and related facilities access obligations). Carriers also must meet the universal service obligation, to assist in providing all Australians, particularly in remote areas, with reasonable access to standard telephone services. The levy required to be paid in connection with this obligation has been set previously at a level that is not material.

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

        The Telecommunications Act of 1997 package of legislation includes a telecommunications access regime that provides a framework for regulating access rights for specific carriage services and related services through the declaration of services by the ACCC. The regime establishes mechanisms within which the terms and conditions of access can be determined. The Australian government intends the access regime to reduce the power of Telstra and Singtel (as the former protected fixed line carriers)

and other carriers who may come to own or control important infrastructure or services necessary for competition.

        The access regime establishes a mechanism for the industry to develop an access code containing model terms and conditions for access to particular declared services. Once approved by the ACCC, those model terms and conditions may be adopted in an undertaking by individual carriers who are under an access obligation. The Productivity Commission recently inquired into and made recommendations to the Federal Government concerning the state of competition in the telecommunications market. As a result the government may choose to retain the current regime, lighten regulation on the incumbent carrier or increase regulation in some areas. The government is likely to decide the issue some time in the second quarter 2002. While the outcome is uncertain, it seems most likely that the government will not make any material changes to the current regime.

        Since July 1997, the ACCC has mandated progressively that Telstra provide access to a range of its facilities at specified rates to other service providers including us. We have negotiated access arrangements with Telstra in substitution for certain mandated arrangements. In July 1999, the ACCC mandated access to Telstra's local call network which has provided us with new opportunities as a full service carrier.

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

  European Union

        In Europe, the regulation of the telecommunications industry is governed at a supranational level by the European Parliament, Council and Commission, consisting of members from the following countries: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom. These institutions are responsible for creating pan-European policies and, through legislation, developing a regulatory framework to ensure an open, competitive telecommunications market.

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

        The European Commission proposed a new legislative package to the European Parliament and Council on July 12, 2000. The proposed new regulatory regime seeks to reinforce competition, particularly at a local level, mainly by opening up the competition in the local loop. The Regulation of the European Parliament and Council on unbundled access to the local loop came into force on January 2, 2000 and the rest of the legislative package (comprising of directives on the new framework of the legislation, licensing and authorization, access and interconnection, universal service and data protection) is due to be in place during the course of 2002.

        During the course of 2001 a number of alternative carriers operating in Europe either went out of business or contracted their operations particularly in the United Kingdom, France and Germany. While this may provide short term advantage to the remaining operators in these markets, the wider trend appears to be that customers may be reluctant to use alternative carriers and may go back to the local PTT.

  United Kingdom

        Our services are subject to the provisions of the United Kingdom Telecommunications Act 1984. The Secretary of State for Trade and Industry, acting on the advice of the United Kingdom Department of Trade and Industry, is responsible for granting UK telecommunications licenses, while the Director General of Telecommunications of Oftel is responsible for enforcing the terms of such licenses. Oftel is responsible for promoting effective competition both in networks and in services to redress anti-competitive behavior.

        In 1991, the British government established a "multi-operator" policy to replace the duopoly that had existed between British Telecom and Cable & Wireless Communications. Under the multi-operator policy, the Department of Trade and Industry recommends the grant of a license to operate a telecommunications network to any applicant that it believes has a reasonable business plan and where there are no other overriding considerations not to grant such license. All public telecommunications operators operate under individual licenses granted by the Secretary of State for Trade and Industry pursuant to the United Kingdom Telecommunications Act. An operator who is providing certain publicly available network or telecommunications services (bearer services) and running a system with which to interconnect to other operators can apply for listing in the United Kingdom as an Annex II operator under the Telecommunications (Interconnection) Regulations 1997 and as such will be entitled to request interconnection from other Annex II operators. Under the terms of British Telecom's license, it is required to allow any such Annex II licensed operator to interconnect its system to British Telecom's system, unless it is not reasonably practicable to do so (e.g., due to incompatible equipment).

        Our subsidiary, Primus Telecommunications Limited, holds an Annex II Public Telecommunications Operator (PTO) license that authorizes it to provide fixed link telecommunications services of all types in the United Kingdom, all international resale services and international facilities based services including switched voice services over leased private lines to all international points and international and United Kingdom domestic facilities-based voice services. The PTO license enables the holder to acquire ownership interests in or construct the United Kingdom half circuit of any IRU as well as backhaul and to other United Kingdom domestic facilities provision. In addition the PTO license enables us to acquire ownership interests in the United Kingdom half-circuit of satellite space segment in order to provide satellite-based services, it is also necessary to apply for a Wireless Telegraphy Act 1949 license which authorizes the use of the spectrum.

        Telegroup UK Ltd. also holds an Annex II PTO license which was originally an international facilities based license granted on December 30, 1997 amended as effective September 27, 1999.

        Tariffs.    Telecommunications tariffs on Annex II operators in the United Kingdom (excluding British Telecom) are generally not subject to prior review or approval by regulatory authorities, although Oftel has historically imposed price caps on British Telecom. British Telecom has advocated and will likely continue to advocate for greater pricing flexibility, including flexibility for pricing non-geographic numbers (e.g. toll free and other services). Greater pricing flexibility could allow British Telecom to charge us higher prices for certain services or to charge end user customers prices that are lower than we are able to charge.

        Interconnection and Indirect Access.    We must interconnect our United Kingdom network to networks of other service providers in the United Kingdom and allow our end user customers to obtain access to our services in order to compete effectively in the United Kingdom. In the United Kingdom, licensed long distance carriers like us can obtain interconnection to British Telecom at cost-based rates. As of December 2001, Oftel introduced a permanent Carrier Pre-Selection (CPS) obligation into British Telecom's license that allows customers to choose between different operators for different types of calls without dialing extra digits or using an auto dialer box. While restricted CPS became available in mid 2001, adoption by customers has been limited. All calls CPS have become available from the beginning of 2002, but it is anticipated that this will not have significant adoption until mid-2002.

        Fair Trading Practices.    Under the general competition regime in the United Kingdom, the Office of Fair Trading (OFT) is the competent authority for dealing with anti-competitive agreements and abuses of market power across all sectors of the economy. Oftel is the sector specific regulator for telecommunications with a statutory duty to promote competition in the telecommunications market which works closely with OFT on competition issues involving the telecommunications sector. There are no foreign ownership restrictions that apply to telecommunications company licensing in the United Kingdom, although the Department of Trade and Industry does have a discretion as to whether to award licenses on a case by case basis. We also are subject to general European law, which, among other things, prohibits certain anti-competitive agreements and abuses of dominant market positions through Articles 81 and 82 of the Treaty of Rome.

        Anticipated Regulatory Changes.    On December 12, 2000, the UK Government published its Communications White Paper on the reform of the regulatory framework of the telecommunications and broadcasting sectors. The White Paper does not indicate whether the existing legislative framework will be repealed in its entirety and new legislation introduced, or whether the Government will simply amend the current legislation, or a combination of both. The Government has invited comments on the proposed reforms and the date/outcome of the next general election will dictate the formal implementation program. The consultation process is still proceeding, and there is no given date for legislation.

  Germany

        The German Telecommunications Act of 1996 liberalized all telecommunications activities as of January 1, 1998. The German Telecom Act has been complemented by several ordinances. Under the German regulatory scheme, licenses are required for the operation of transmission lines and the provision of voice telephony services. Licenses required for the operation of transmission lines are divided into 3 license classes: mobile telecommunications (license class 1), satellite (license class 2), and other telecommunications services for the general public (license class 3). In addition to the infrastructure licenses, a separate license is required for provision of voice telephony services to the general public on the basis of self-operated telecommunications networks (license class 4). A class 4 license does not include the right to operate transmission lines. All other telecommunications services (e.g. valued-added, data, etc.) are only subject to a notification requirement. We operate under a license class 4 which has been extended to a Germany-wide area license under a change of regulatory policy that requires Germany-wide area licenses for the Germany-wide offer of public switched voice telephony. License fees caused by this license extension are high, but are being challenged by a German court and have therefore not yet been imposed. The German Government is required to recalculate the license fees. This is expected to take place during 2002.

        Under the German Telecommunications Act, companies that desire to connect with Deutsche Telekom's network must enter into an interconnection agreement with the regulated interconnection tariffs. We entered into an interconnection agreement with Deutsche Telekom on February 27, 1998 at the regulated standard interconnection rates presently under court review. The interconnection agreement may be terminated by commencing a six-month notice period at the end of the calendar year.

        Several complaints, the outcome of which may affect our business, currently are pending before the Regulierungsbehorde fur Telekommunikation und Post (RegTP) or German courts concerning interconnection with Deutsche Telekom. The RegTP issued a decision in January 2000 on our application. Aspects of the RegTP's decision are being disputed in German courts. It is possible that the final resolution of these disputes and the interconnection agreement with Deutsche Telekom will include terms that are adverse to us, including minimum traffic requirements and restrictions on sharing points of interconnection. We cannot predict the results of the new interconnection regulation, but the results may severely affect our business in Germany.

        The RegTP established provisional interconnection tariffs in September 1997 that Deutsche Telekom has since challenged in court. These rates have been part of the standard offer of Deutsche Telekom and were valid for all interconnected and licensed carriers until the end of 1999. On December 23, 1999, RegTP adopted a decision with which new, substantially lower interconnection rates, effective as of January 1, 2000, have been permitted based on a higher rate application by Deutsche Telekom. Deutsche Telekom may have attacked these in court. Deutsche Telekom issued a statement in December 2001 that they planned to establish a new interconnection pricing model, the "Elementary Base of Charge" (EBC). However certain operators have issued proceedings against Deutsche Telekom preventing them from implementing this new pricing model. The German courts are expected to make a decision on the implementation of EBC in the next few months.

        Non-discrimination with regard to pricing as between large and smaller carriers such as us will become an important regulatory issue in the market. Discrimination would severely affect our business.

        Further, the general price depression in the end-customer market along with the fact that the RegTP has authorized Deutsche Telekom's price cuts in the end-customer market may adversely affect us. Other large operators also have reduced their prices which may adversely affect our business. These price cuts have come under attack before the European Commission and the courts. The outcome of these proceedings is, however, difficult to predict.

        Deutsche Telekom has also established a new "payphone access charge" for all 0800 interconnection calls from all public telephones in Germany as from December 1, 2001. This may have an impact in relation to our business.

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

        Under the French regulatory regime, an L33.1 license is required for the establishment and running by the operator of a telecommunications network open to the public (an infrastructure license) and the provision of public voice telephony services requires an L34.1 license. An infrastructure license is required by those operators who wish to install or purchase dark fiber for the running of a network. As with the L34.1 voice license, L33.1 infrastructure licenses are granted on a regional or nationwide basis and it is possible to be granted a license just for the region of Paris and its suburbs. Primus Telecommunications S.A. was awarded the first L34.1 only license on May 29, 1998. Call back operators and least cost routing operators not using their own leased lines as defined by the French Regulator, do not need to apply and obtain an L34.1 license.

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

        Companies that desire to interconnect with France Telecom's network must enter into an interconnection agreement which applies certain fixed interconnection tariffs set out in an interconnection catalog. In order to obtain the lowest available interconnection tariffs throughout France, we would need to obtain a nationwide infrastructure license and install dark fiber and points of interconnection in all the different French regions (a minimum of 18 regions) where we are to be originating and terminating traffic.

        We have entered into an interconnection agreement with France Telecom at the regulated standard interconnection rates applicable to L34.1 voice license holders set out in the interconnection catalog. In order to interconnect with France Telecom, we are required to install, in addition to our principal switch in the city of Paris, a second POP to be interconnected with France Telecom in the outer zone of the Parisian region as defined for telecommunications purposes. We have located a site for our principal Ericsson AXE-10 switch and have ordered the leased lines from France Telecom to interconnect our switch with the most convenient France Telecom points of interconnection. We are now interconnected with France Telecom for the ZU region covering Paris and its immediate suburbs. This should allow us to benefit from better purchasing costs from France Telecom.

        It is possible that the license fees currently paid could be further increased. In addition, the interconnection fees payable to France Telecom include an element relating to the funding of France Telecom's universal service financing obligations, and it is possible that the levels of such contributions will be raised in the foreseeable future.

        We have been granted the 1656 four digit indirect access code; however, there have been seven one digit indirect access numbers granted to other telecommunications providers in France. Those operators with a one digit access number will have a competitive advantage. It is highly unlikely that we will be able to obtain a one digit access number.

  Latin America

        Various countries in Latin America have taken initial steps towards deregulating their telecommunications markets. Each Latin American country has a different national regulatory regime and each country is in a different stage of liberalization. Historically, Latin American countries have reserved the provision of voice services to the state-owned PTTs. In the last few years, several Latin American countries have privatized completely or partially their national carriers, including Argentina, Brazil, Chile, Mexico, Peru and Venezuela. In addition, certain countries have opened partially or completely their local and/or long distance markets, most notably Chile, which has competitive operators in all sectors. Argentina has liberalized certain telecommunications services, such as value-added, paging, data transmission and personal communications services. Brazil currently is in the process of opening its telecommunications market to competition. Brazil privatized Telecomunicações Brasileiras S.A. (Telebras), that, through its 28 regional subsidiaries, held a monopoly over the provision of local telephone services, as well as Empresa Brasileira de Telecomunicacoes S.A., the former monopoly provider of long distance and international telephone services. Moreover, Colombia recently has opened national and international long distance services to competition and has awarded two new concessions for the provision of these services to two major local exchange carriers in Colombia—Empresa Colombiana de Telecomunicaciones S.A. de Bogota and Orbitel, S.A. In Colombia the provision of value-added services and voice services to closed-user groups is open to competition. Mexico initiated competition in the domestic and international long distance services market on January 1, 1996, which are subject to a concession requirement. In addition, the Mexican government has opened recently basic telephony and currently is auctioning radio-electric spectrum frequencies for the provision of personal communications services and Local Multipoint Distribution System Services. Value-added services are also fully open to competition in Mexico. Finally, in the Central American region, Guatemala and El Salvador recently have opened their telecommunications market to competition, abolishing all restrictions on foreign investment in this sector. Other countries in Central America, such as Nicaragua and Honduras, are in the process of privatizing their state-owned carriers, and have not opened fully their markets to competition.

Employees

        The following table summarizes the number of our full-time employees as of December 31, 2001, by region and classification:

	North America	Europe	Asia-Pacific	Total
Sales and Marketing	271	122	221	614
Technical	303	115	162	580
Management and Administrative	311	102	104	517
Customer Service and Support	281	31	204	516

Total	1,166	370	691	2,227

        We have never experienced a work stoppage, and none of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be excellent.

ITEM 2. PROPERTIES

        We currently lease our corporate headquarters which is located in McLean, Virginia. Additionally, we also lease administrative, technical and sales office space, as well as space for our switches and data centers, in various locations in the countries in which we operate. Total leased space in the United States, Canada, Australia, the United Kingdom, Japan, Mexico, Germany and France, as well as other countries in which we operate, approximates 840,000 square feet and the total annual lease costs are approximately $17.0 million. The operating leases expire at various times with the longest commitment expiring in 2012.

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

        We are subject to certain other claims and legal proceedings that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to us. Management believes that any aggregate liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our financial condition or results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

        Primus Telecommunications Group, Incorporated ("Primus" or the "Company") common stock trades on the Nasdaq Stock Market under the symbol "PRTL." On March 28, 2002, the last sale price of the Company's common stock was $0.51. The following table sets forth, for the period indicated, the high and low sales prices of the Company's common stock.

Period	High	Low
2001
1st Quarter	$6.94	$2.16
2nd Quarter	$3.19	$0.80
3rd Quarter	$1.48	$0.24
4th Quarter	$0.91	$0.44
2000
1st Quarter	$51.75	$30.50
2nd Quarter	$49.88	$19.50
3rd Quarter	$26.75	$9.16
4th Quarter	$9.75	$1.63

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

Holders

        As of March 31, 2002, the Company had approximately 584 holders of record of its common stock. The Company believes that it has in excess of 400 beneficial owners.

Recent Sales of Unregistered Securities

        In March 2002, the Company settled its outstanding equipment lease obligations of approximately $15.0 million with CISCO Systems Capital Corporation for $6.5 million in cash and 1,200,000 shares of the Company's common stock. $5.0 million was paid in March 2002. $1.5 million remains payable as of March 31, 2002 and is due April 2, 2003. The Company issued the shares in reliance upon Section 4(2) of the Securities Act of 1933.

        In November 2001, the Company exchanged 10,870,668 shares of the Company's common stock for the extinguishment of $62.9 million in principal amount of the 2000 Convertible Debentures. The Company issued the shares in reliance upon Section 3(a)(9) of the Securities Act of 1933.

        In May 2000, the Company acquired 90.1% of A-Tel GmbH ("A-Tel"), a German reseller of voice traffic to SMEs for $1.4 million in cash. Subsequently, in December 2000, the Company acquired the remaining 9.9% for $0.2 million, comprised of $0.1 million in cash and 19,498 shares of the Company's common stock, which were subsequently issued in August 2001. The Company issued the shares in reliance upon Section 4(2) of the Securities Act of 1933.

        In June 2000, the Company acquired 100% of CTE Networks ("CTE"), a long distance reseller, for $10.7 million. The Company paid $8.7 million in cash and 192,106 shares of the Company's common stock; of which 141,837 shares were issued in May 2001. The Company issued the shares in reliance upon Section 4(2) of the Securities Act of 1933.

        In February 2000, the Company acquired over 96% of the common stock of LCR Telecom Group, Plc ("LCR Telecom"), a reseller of telecommunication services on other carriers in European markets, and subsequently the Company acquired the remaining shares for a total of 100%, in exchange for 2,278,258 shares of the Company's common stock valued at $93.4 million, of which 61,626 shares were issued in April 2001. The Company issued the shares in reliance upon Regulation D and Regulation S of the Securities Act of 1933.

        In January 2001, the Company received from Inktomi Corporation an investment, which was a part of a strategic alliance created between the two companies in June 2000, of $10 million in exchange for 2,862,254 restricted shares of the Company's common stock. The Company issued the shares in reliance upon Section 4(2) of the Securities Act of 1933.

        In January 2001, the Company exchanged 8,308,258 shares of the Company's common stock for the extinguishment of $129.6 million in principal amount of the 2000 Convertible Debentures and purchased $38.2 million of principal amount of its high yield debt and convertible debentures. The Company issued the shares in reliance upon Section 3(a)(9) of the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA

        The following sets forth selected consolidated financial data of the Company for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 as derived from the historical financial statements of the Company:

Statement of Operations Data:

	For the Period Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Net revenue	$1,082,475	$1,199,422	$832,739	$421,628	$280,197
Gross margin	$314,634	$338,241	$208,140	$68,612	$27,466
Selling, general and administrative expenses	$303,026	$330,411	$199,581	$79,532	$50,622
Asset impairment write-down	$526,309	$—	$—	$—	$—
Loss from operations	$(672,297)	$(112,865)	$(46,398)	$(35,105)	$(29,889)
Loss before extraordinary item	$(792,947)	$(215,616)	$(112,736)	$(63,648)	$(36,239)
Gain on early extinguishment of debt	$486,771	$40,952	—	—	—
Net loss	$(306,176)	$(174,664)	$(112,736)	$(63,648)	$(36,239)
Basic and diluted net loss per share:
Loss before extraordinary item	$(14.84)	$(5.43)	$(3.72)	$(2.61)	$(1.99)
Gain on early extinguishment of debt	9.11	1.03	—	—	—

Net loss	$(5.73)	$(4.40)	$(3.72)	$(2.61)	$(1.99)

        As of December 31, 2001, 2000, 1999, 1998 and 1997, the Company's earnings were insufficient to cover the fixed charges by approximately $301.3 million, $174.7 million, $113.0 million, $63.6 million and $36.4 million, respectively.

Balance Sheet Data:

	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Total assets	$816,214	$1,748,126	$1,450,746	$673,963	$355,393
Total long-term obligations	$667,587	$1,256,453	$929,944	$420,174	$231,211
Total stockholders' equity (deficit)	$(178,484)	$83,695	$190,859	$114,917	$42,526

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Overview

        Primus is a global facilities-based Total Service Provider offering bundled voice, data, Internet, DSL, e-commerce, Web hosting, enhanced application, VoIP, virtual private network (VPN) and other value-added services. Primus's customers are primarily in North America, Europe and selected markets within the Asia-Pacific region. The Company provides services over its network, which consists of:

  •
  21 carrier-grade switches, including 14 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom, three domestic switches in the United States and four domestic switches in Australia;

  •
  more than 300 POPs and Internet access nodes in additional markets within its principal service regions;

  •
  both owned and leased transmission capacity on undersea and land-based fiber optic cable systems; and

  •
  an international satellite earth station located in London, together with the capacity the Company leases on an Intelsat satellite.

        Utilizing this network, along with resale arrangements and foreign carrier agreements, Primus offers service to approximately 2.4 million customers as of December 31, 2001.

        Primus was incorporated in February 1994, and through the first half of 1995 the Company was a development stage enterprise involved in various start-up activities. It began generating revenue during March 1995. On March 1, 1996, it acquired Axicorp Pty. Ltd., the fourth largest telecommunications provider in Australia. Primus then entered the Japanese and German markets with its October 1997 acquisition of TelePassport/USFI and expanded its service offerings in Australia with the March 1998 acquisition of a controlling interest in Hotkey Internet Services Pty. Ltd., an Australia-based ISP, and the April 1998 acquisition of Eclipse Telecommunications Pty. Ltd., an Australia-based data communications service provider.

        On June 9, 1998, Primus acquired the operations of TresCom. The TresCom merger expanded the scope and coverage of the Company's communications network, thereby providing additional opportunities to migrate traffic onto the network.

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

        In 2000, among other things, Primus:

  •
  acquired LCR Telecom Group, Plc, an international telecommunications company operating principally in European markets, providing least cost routing, international callback and other value-added services primarily to SMEs;

  •
  purchased CTE Networks, a Canadian long distance reseller;

  •
  purchased A-Tel GmbH, a German reseller of voice traffic to SMEs; and

  •
  expanded its Internet and data services business, enhanced by acquisitions such as Eco Software, Inc., a United States-based business-focused ISP, Bekkoame Internet, Inc., a Japanese facilities-based ISP, InterNeXt S.A., a value-added ISP with national facilities in France, Seker BBS S.A. and Nexus Comunicaciones S.A., two Spanish ISPs, and Infinity Online Systems, a Canada-based ISP.

        In 2001, the Company focused on debt restructuring, cost containment and EBITDA growth. These efforts resulted in the following:

  •
  Debt was reduced to $667.6 million at December 31, 2001 from $1.3 billion in 2000, with an after-tax gain on early extinguishment of debt of $486.8 million for the year;

  •
  Selling, general and administrative expenses were reduced $27.4 million from the previous year;

  •
  EBITDA increased to $11.6 million for 2001, a $3.8 million increase over the prior year; and

  •
  $38.7 million in interest expense was saved over the prior year from the principal reduction of senior notes and convertible debentures.

        Prices in the long distance industry in the United States and the United Kingdom have declined in recent years, and as competition continues to increase, the Company believes that prices are likely to continue to decrease. Additionally, Primus believes that because deregulatory influences have begun to affect telecommunications markets outside the United States and the United Kingdom, including Australia, the deregulatory trend will result in greater competition which could adversely affect Primus's net revenue per minute and gross margin as a percentage of net revenue. However, the Company believes that such decreases in prices will be offset by increased communications usage and decreased costs. Through the first part of 2001, the Company experienced these declines in per minute net revenue and gross margin but has witnessed price stabilization in the latter part of the year.

        As the portion of traffic transmitted over leased or owned facilities increases, cost of revenue increasingly will be comprised of fixed costs. In order to manage such costs, Primus pursues a flexible approach with respect to the expansion of its network. In most instances, Primus initially obtains transmission capacity on a variable-cost, per-minute leased basis, then acquires additional capacity on a fixed-cost basis when traffic volume makes such a commitment cost-effective, and ultimately purchases and operates its own facilities when traffic levels justify such investment. The Company also seeks to lower the cost of revenue through:

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

        The Company generally realizes a higher gross margin as a percentage of net revenue on its international long distance as compared to its domestic long distance services and a higher gross margin as a percentage of net revenue on its services to both business and residential customers compared to those realized on its services to other telecommunications carriers. In addition, Primus generally realizes a higher gross margin as a percentage of net revenue on long distance services as compared to those realized on local switched and cellular services. Carrier services, which generate a lower gross margin as a percentage of net revenue than retail business and residential services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows the Company to obtain greater volume discounts from its suppliers than it otherwise would realize. Primus's overall gross margin as a percentage of net revenue may fluctuate based on the relative volumes of international versus domestic long distance services, carrier services versus business and residential long distance services and the proportion of traffic carried on Primus's network versus resale of other carriers' services.

        Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising and administrative costs. All selling, general and administrative expenses are expensed when incurred, with the exception of direct-response advertising, which is expensed in accordance with Statement of Position 93-7, "Reporting on Advertising Costs." Through various cost-cutting programs, Primus has realized significant savings in sales and marketing expenses, salaries and benefits, occupancy costs and other administrative expenses.

        Foreign currency—A significant portion of the Company's net revenue is derived from sales and operations outside the United States. The reporting currency for the Company's consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each respective entity. In the future, Primus expects to continue to derive the majority of net revenue and incur a significant portion of its operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on Primus's results of operations. Primus historically has not engaged in hedging transactions and does not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks.

Critical Accounting Policies

        To aid in the understanding of the Company's financial reporting, the Company's most critical accounting policies are described below. These policies have the potential to have a more significant impact on the Company's financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

        Revenue recognition—Net revenue is earned based on the number of minutes during a call and is recorded upon completion of a call, adjusted for allowance for doubtful accounts receivable, service credits and service adjustments. Revenue for a period is calculated from information received through the Company's network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a more timely and accurate analysis of revenue earned in a period. Net revenue is also earned for the provision of data/Internet services. The

Company generally prices its services at a savings compared to the major carriers operating in Primus's principal service regions. Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic, and also from the provision of local and cellular services. Primus expects to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant international long distance usage, including SMEs, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

        Allowance for doubtful accounts receivable—Determining the Company's allowance for doubtful accounts receivable requires significant estimates. Due to the large number of customers that the Company serves, it is impractical to review the credit-worthiness of each of its customers, although a credit review is performed for larger carrier and retail business customers. The Company considers a number of factors in determining the proper level of the allowance including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the credit-worthiness of the Company's customers. Systems to detect fraudulent call activity are in place within the network of the Company, but if these systems fail to identify such activity, the Company may realize a higher degree of uncollectible accounts.

        Cost of revenue—Cost of revenue is comprised primarily of costs incurred from other domestic and foreign telecommunications carriers to originate, transport and terminate calls. The majority of Primus's cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the most significant expense. Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through the Company's network switches and calculates the variable cost of revenue with predetermined contractual rates. If the domestic or foreign telecommunications carriers have tracked and invoiced the volume of minutes at levels different than what Primus's activity shows or have invoiced at different rates, the Company will dispute the charges invoiced. There is no guarantee that the Company will prevail in the dispute but realizes a greater success with disputes concerning contracted rates. Primus uses significant estimates to determine the level of success in dispute resolution and considers past historical experience, basis of dispute, financial status and current relationship with vendor, and aging of prior disputes.

        Valuation of long-lived assets—The Company reviews intangible and other long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. If the total of the expected future cash flows is less than the carrying amount of the assets, the Company is required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and carrying value of the assets. The Company makes significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as estimating cash flows, remaining useful lives, discount rates and growth rates. The resulting cash flows are computed over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While the Company believes that its estimates are reasonable, different assumptions regarding such cash flows could materially affect the valuation of the long-lived assets.

Results of Operations

        The following information for the years ended December 31, 2001, 2000 and 1999 (in thousands, except percentages) is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	For the Year Ended December 31, 2001
			Minutes of Long Distance Use
	Net Revenue
		%	International	Domestic	Total
North America	$453,111	42%	1,855,631	2,261,219	4,116,850
Europe	357,047	33%	2,030,427	1,057,332	3,087,759
Asia-Pacific	272,317	25%	201,263	697,672	898,935

Total	$1,082,475	100%	4,087,321	4,016,223	8,103,544

	For the Year Ended December 31, 2000
			Minutes of Long Distance Use
	Net Revenue
		%	International	Domestic	Total
North America	$533,027	44%	1,795,139	2,116,293	3,911,432
Europe	358,986	30%	1,319,198	976,512	2,295,710
Asia-Pacific	307,409	26%	171,188	640,882	812,070

Total	$1,199,422	100%	3,285,525	3,733,687	7,019,212

	For the Year Ended December 31, 1999
			Minutes of Long Distance Use
	Net Revenue
		%	International	Domestic	Total
North America	$406,083	49%	1,219,997	1,314,528	2,534,525
Europe	195,477	23%	600,317	300,578	900,895
Asia-Pacific	231,179	28%	150,981	450,143	601,124

Total	$832,739	100%	1,971,295	2,065,249	4,036,544

        The following information reflects net revenue by product line for the years ended December 31, 2001, 2000 and 1999 (in thousands, except percentages) and is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	2001	%	2000	%	1999	%
Voice	930,635	86%	1,077,728	90%	802,396	96%
Data/Internet	112,836	10%	99,696	8%	30,343	4%
VoIP	39,004	4%	21,998	2%	—	—

Total	1,082,475	100%	1,199,422	100%	832,739	100%

Results of operations for the year ended December 31, 2001 as compared to the year ended December 31, 2000

        Net revenue decreased $116.9 million or 9.8% from $1,199.4 million for the year ended December 31, 2000 to $1,082.5 million for the year ended December 31, 2001. The Company's data/Internet and VoIP revenue contributed $112.8 million and $39.0 million, respectively, for the year ended December 31, 2001, as compared to $99.7 million and $22.0 million, respectively, for the year ended December 31, 2000.

    North America: The Company's North American net revenue decreased $79.9 million or 15.0% to $453.1 million for the year ended December 31, 2001 from $533.0 million for the year ended December 31, 2000. The decrease is primarily attributed to the Company's effort to de-emphasize low margin businesses such as wholesale carrier services as well as reduced rates per minute caused by market pricing pressures. Carrier services revenue in the United States and Canada declined by $42.8 million, or 24.5% from the same period last year. Additionally, the negative impact of the declining value of the Canadian dollar against the United States dollar contributed to the decrease in net revenue. $12.5 million of the decrease is also attributed to $7 million in additional allowance for doubtful accounts receivable recorded from "dot-com" customers with no revenue being recognized in 2001 with 1492 Technologies. 1492 Technologies, was an acquired Web design/consulting business whose operations were discontinued during the three months ended March 31, 2001. The Company's 2000 acquisitions including Shore.Net (since the March 2000 acquisition) and CTE (since the June 2000 acquisition) partially offset the total decrease in revenue by $7.1 million.

    Europe: The Company's European net revenue decreased $2.0 million or 0.5% to $357.0 million for the year ended December 31, 2001 from $359.0 million for the year ended December 31, 2000. The European net revenue decrease is primarily attributed to the negative impact of declining foreign currency exchange rates against the United States dollar and decreased retail voice traffic in other European countries. The decrease is partially offset by the increase attributed to increased carrier services, primarily in France, Germany, Denmark, Spain and Italy.

    Asia-Pacific: The Company's Asia-Pacific net revenue decreased by $35.1 million or 11.4% to $272.3 million for the year ended December 31, 2001 from $307.4 million for the year ended December 31, 2000. $35.1 million of the decrease is associated with the Company's Australian operation, which was primarily driven by the negative impact of the declining value of the Australian dollar against the United States dollar, and to a lesser extent, a decline in revenue from reduced residential voice traffic and reduced provisioning of local access in Australia of $12.5 million. The decrease is partially offset by the growth in the data and Internet services in Australia. In addition, $6.2 million of the increase is due to the acquisition of Bekko (since the March 2000 acquisition) and DIPL (since the March 2000 acquisition).

        Cost of revenue decreased $93.3 million, to $767.8 million, or 70.9% of net revenue, for the year ended December 31, 2001 from $861.2 million, or 71.8% of net revenue, for the year ended December 31, 2000. With the majority of the cost of revenue being variable, based on minutes of use, the decrease in the cost of revenue is primarily attributable to the decrease in net revenue. Also, contributing to the decrease was the one-time retroactive refund of interconnect charges of $8.0 million. The net decrease of $93.3 million was partially offset by a $11.2 million increase attributable to the additional expense from acquired operations.

        Selling, general and administrative expenses decreased $27.4 million to $303.0 million, or 28.0% of net revenue, for the year ended December 31, 2001 from $330.4 million, or 27.5% of net revenue, for the year ended December 31, 2000. The decrease is primarily attributable to $10.2 million reduction in salaries and benefits, a reduction of $10.9 million in advertising and marketing, and a reduction of

$10.8 million in professional fees and travel expenses. The reduction in salaries and benefits is attributable to the cost savings from the reduction of full-time and part-time employees since December 31, 2000, partially offset by additional expenses of severance pay and employee termination costs. The reduction in advertising, marketing, professional services and travel expenses is a result of management initiatives to reduce overhead spending.

        Depreciation and amortization increased $36.9 million to $157.6 million for the year ended December 31, 2001 from $120.7 million for the year ended December 31, 2000. The increase is comprised of $30.0 million in depreciation expense related to capital expenditures for fiber optic cable, switching, data center and other network equipment being placed into service and $6.9 million in amortization expense related to intangible assets arising from the Company's 2000 acquisitions.

        Asset impairment write-down for the twelve months ended December 31, 2001 was $526.3 million. Based on the Company's evaluation, it was determined that the estimated future cash flows were less than the carrying value of its voice and data center long-lived assets. Accordingly, during the fourth quarter of 2001, the Company adjusted the carrying value of its long-lived assets, including property and equipment and intangible assets, to their estimated fair value of $485.0 million. This adjustment resulted in an asset impairment write-down of $526.3 million or $9.85 per share, consisting of the following specific asset write-downs: $357.3 million in goodwill, $149.9 million in property and equipment and $19.1 million in customer lists. The estimated fair value of the Company's assets was based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. See Note 18—"Asset Impairment."

        Interest expense decreased $31.4 million to $100.7 million for the year ended December 31, 2001 from $132.1 million for the year ended December 31, 2000. The decrease was driven by $38.7 million interest saved from principal reduction of the Company's senior notes and convertible debentures. The decrease is partially offset by interest related to indebtedness and obligations incurred in 2001 associated with additional leased fiber capacity, equipment financing, accounts receivable financing arrangements and the issuance of the $50 million Hewlett-Packard convertible note, paid in two installments in 2000.

        Interest income and other income (expense) decreased to an expense of $20.0 million for the year ended December 31, 2001 from income of $29.4 million for the year ended December 31, 2000. The decrease is primarily associated with the $15.0 million write-off of the Company's investment in Pilot Network Services because it became permanently impaired in March 2001. Other cost investments of $5.1 million were also written-off when they became permanently impaired. Interest income decreased by $23.1 million and is attributed to the lower cash balance during the twelve months ended December 31, 2001.

        Gain on early extinguishment of debt increased to $486.8 million for the year ended December 31, 2001 from $41.0 million for the year ended December 31, 2000. The increase is attributed to $445.8 million gain resulted from the Company's reduction of $616.7 million in principal amount of senior notes and debentures through open market purchases and conversion, prior to maturity, for $155.0 million in cash and 19,178,926 shares of the Company's common stock, slightly offset by the write-off of related deferred financing costs. The increase is also due to $45.9 million gain resulted from the Company's early extinguishment of its vendor debt and related obligations to Hewlett-Packard of over $50 million with a cash payment of $5 million. In conjunction with the 2001 debt repurchases, the Company has recorded a $5.0 million income tax provision.

Results of operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999

        Net revenue increased $366.7 million or 44.0% to $1,199.4 million for the year ended December 31, 2000, from $832.7 million for the year ended December 31, 1999. The Company's data/Internet and

VoIP revenue contributed $99.7 million and $22.0 million, respectively, for the year ended December 31, 2000, as compared to $30.3 million of data/Internet revenue for the year ended December 31, 1999. The increase in net revenue is primarily attributable to the effects of acquisitions (described in detail below) and increase in market penetration.

    North America: The Company's North American net revenue increased $126.9 million or 31.3% to $533.0 million for the year ended December 31, 2000, from $406.1 million for the year ended December 31, 1999. $79.8 million of the increase is attributed to the Company's 1999 and 2000 acquisitions including Telegroup (since the June 1999 acquisition), CTE (since the June 2000 acquisition), Shore.Net (since the March 2000 acquisition), Matrix Internet S.A. (since the November 1999 acquisition), 1492 Technologies (since the November 1999 acquisition), TelSN (since the June 1999 acquisition), the LTN and Wintel Companies (since the March 1999 acquisition), and Digital Select (since the November 1999 acquisition). The remainder of the increase, $47.1 million, is primarily due to increased residential and wholesale traffic.

    Europe: Of the total net revenue increase, $163.5 million was associated with the Company's European operations, which represents a growth rate of approximately 83.6%. The European net revenue increased to $359.0 million for the year ended December 31, 2000, from $195.5 million for the year ended December 31, 1999, despite the negative impact of declining foreign currency exchange rates against the United States dollar. $68.5 million of the European net revenue increase is attributed to the Company's 1999 and 2000 acquisitions, including LCR Telecom (since the February 2000 acquisition), Cards & Parts (since the September 1999 acquisition), InterNeXt (since the May 2000 acquisition), Citrus (since the February 2000 acquisition) and A-Tel (since the May 2000 acquisition). $50.3 million of the increase is attributed to increased carrier services, primarily in Germany, the United Kingdom and France, with the remainder of the increase, approximately $44.7 million, attributable to increased retail voice traffic in other European countries.

    Asia-Pacific: The Company's Asia-Pacific net revenue increased by $76.2 million or 33.0% to $307.4 million for the year ended December 31, 2000 from $231.2 million for the year ended December 31, 1999, despite the negative impact of declining foreign currency exchange rates against the United States dollar. $62.0 million of the Asia-Pacific region net revenue increase is primarily attributable to the provision of local access, and to a lesser extent, growth in the data and Internet services in Australia. $11.3 million of the increase is due to the acquisition of Bekko (since the March 2000 acquisition) and DIPL (since the March 2000 acquisition). Also, the remainder of the increase is due to efforts made during 2000 to focus on higher margin SMEs and data and Internet customers.

        Cost of revenue increased $236.6 million, from $624.6 million, or 75.0% of net revenue, for the year ended December 31, 1999 to $861.2 million, or 71.8% of net revenue, for the year ended December 31, 2000. Approximately $135.8 million of the increase in the cost of revenue is primarily attributable to the increased traffic volumes associated with net revenue growth. $100.8 million of the increase is attributable to the additional expense from acquired operations. The cost of revenue as a percentage of net revenue decreased by 320 basis points from 75.0% to 71.8% as a result of expansion of the Company's global Network, a greater mix of retail versus carrier traffic, the continuing migration of existing and newly generated customer traffic onto the Company's Network and new higher margin product offerings such as data and Internet services.

        Selling, general and administrative expenses increased $130.8 million to $330.4 million, or 27.5% of net revenue, for the year ended December 31, 2000 from $199.6 million, or 24.0% of net revenue, for the year ended December 31, 1999. $75.3 million of the increase represents the increase in salaries and benefits and sales and marketing expenses, unrelated to acquisitions, of which the increase is mainly attributable to the additional spending to grow the Company's data and Internet business, particularly technical sales and engineering personnel staffing to expand the Company's managed hosting and applications services. $26.6 million of the increase from prior year also reflects the impact of the Company's SME and Internet acquisitions which include LCR Telecom, CTE, Shore.Net and Bekko. The remainder of the increase is due to increased general and administrative, professional services and other overhead expenses.

        Depreciation and amortization increased $65.7 million from $55.0 million for the year ended December 31, 1999 to $120.7 million for the year ended December 31, 2000. The increase is comprised of $37.3 million in depreciation expense related to capital expenditures for fiber optic cable, switching, data center and other network equipment being placed into service and $28.4 million in amortization expense related to intangible assets arising from the Company's acquisitions.

        Interest expense increased $52.5 million to $132.1 million for the year ended December 31, 2000 from $79.6 million for the year ended December 31, 1999. $42.7 million of the increase is attributable to the interest expense associated with the $300 million 5 3/4% Convertible Subordinated Debentures due 2007 ("2000 Convertible Debentures"), and approximately nine additional months of interest expense associated with the Company's October 1999 $250 million 12 3/4% Senior Notes Offering due 2009, ("October 1999 Senior Notes"). The remainder of the increase, $9.8 million, is primarily due to the increased equipment financing commitments from 2000 and 1999.

        Interest and other income increased from $13.3 million for the year ended December 31, 1999 to $29.4 million for the year ended December 31, 2000. The increase is a result of the investment of the net proceeds of the Company's securities offerings.

Liquidity and Capital Resources

  Changes in Cash Flows

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

        Net cash used in operating activities was $110.1 million for the year ended December 31, 2001 as compared to net cash used in operating activities of $131.0 million for the year ended December 31, 2000. The decrease in operating cash used is primarily comprised of improvements in the net loss, which was $306.2 million for the year ended December 31, 2001, but contained non-cash items including a gain on early extinguishment of debt of $491.8 million, asset impairment charges of $526.3 million, and a marketable securities write-off of $15.0 million. These improvements resulted from initiatives to de-emphasize lower margin business, cost cutting measures implemented throughout the year as well as a one-time retroactive refund of interconnect charges and revenue settlement of $9.0 million. The Company also experienced an increase of $9.9 million in accounts receivable, a decrease of $28.6 million in accounts payable and a decrease of $17.5 million in accrued interconnection costs and accrued expenses balances resulting from the Company's effort to bring major vendors closer to contract payment terms, and a decrease of $12.9 million in accrued interest payable due to the principal reduction of the Company's senior notes and convertible debentures during the year ended December 31, 2001.

        Net cash used in investing activities was $89.7 million for the year ended December 31, 2001 compared to net cash used in investing activities of $240.0 million for the year ended December 31,

2000. Net cash used by investing activities during the year ended December 31, 2001 included $87.8 million of capital expenditures primarily for the expansion of the Company's global network as compared to $193.8 million during year ended December 31, 2000. Reduced expenditures are a reflection of the Company's completion in 2001 of many of its network build-out projects. Additionally, during the year ended December 31, 2000, $57.2 million of cash was used to acquire Shore.Net, Infinity, Citrus, Bekko, DIPL, Global Sales, InterNeXt, A-Tel, CTE, Nexus and Seker and iO2; cash was also used to purchase $15.0 million of marketable securities of Pilot Network Services during the year ended December 31, 2000.

        Net cash used in financing activities was $107.2 million for the year ended December 31, 2001 as compared to net cash provided by financing activities of $307.3 million during the year ended December 31, 2000. During the year ended December 31, 2001, cash used by financing activities was $99.8 million for the purchase of certain of the Company's debt securities, $33.7 million of payments on capital leases, vendor financing and other long-term obligations, offset by $12.8 million of financing received through an accounts receivable financing, $3.0 million from a drawdown on a line of credit, and $10.0 million in cash received from Inktomi Corporation in exchange for 2,862,254 shares of the Company's common stock. Cash provided by financing activities for the year ended December 31, 2000 resulted primarily from $290.0 million of net proceeds from the sale of the 2000 Convertible Debentures, as well as $50.0 million from the Hewlett-Packard investment, partially offset by $19.2 million used for the purchase of certain of the Company's debt securities, and $16.3 million of payments on capital leases and other long-term obligations.

        As of December 31, 2001, the Company had $667.6 million of indebtedness, as compared to $1.3 billion in indebtedness as of December 31, 2000.

        Primus is party to a number of secured loans that were arranged under a facility to fund the purchase of telecommunications equipment (the "Equipment Facility"). The lenders under the Equipment Facility, NTFC Capital Corporation and General Electric Capital Corporation, have entered into a letter of intent with Primus to amend the terms of the Equipment Facility to, among other things, defer principal payments otherwise due during the period from January 2002 through April 2003. The lenders have agreed to defer principal payments that were otherwise due in the first quarter of 2002, while the final documentation is being prepared, and it is anticipated that a definitive agreement concerning the other matters covered in the letter of intent will be entered into in April 2002. As of December 31, 2001, Primus had outstanding borrowings of $57.7 million under the Equipment Facility.

  Short- and Long-Term Liquidity Considerations and Risks

        The Company believes that its existing cash and cash equivalents, $84.0 million as of December 31, 2001, accounts receivable financing, and internally generated funds will be sufficient to fund the Company's debt service requirements, capital expenditures, and other cash needs for its operations at least though year-end 2002. Nonetheless, the Company will continue to have significant debt and debt service obligations, given such obligations as of December 31,2001. As of December 31, 2001, the Company has $667.6 million of indebtedness with payments of principal and interest due as follows

(includes effect of senior note purchase made in January 2002, and settlement of equipment lease obligations with Cisco in March 2002—amounts in thousands):

Year Ending December 31,	Equipment Financing	Senior Notes	Other Long-term Obligations	Convertible Subordinated Debentures	Total
2002	44,018	45,102	4,861	4,089	98,070
2003	48,655	45,102	13,847	4,089	111,693
2004	47,691	131,959	478	4,089	184,217
2005	27,002	34,853	421	4,089	66,365
2006	4,265	34,853	389	4,089	43,596
Thereafter	—	390,512	2,632	73,164	466,308

Minimum Principal & Interest Payments	171,631	682,381	22,628	93,609	970,249
Less: Amount Representing Interest	(32,098)	(292,705)	(2,263)	(22,491)	(349,557)

	139,533	389,676	20,365	71,118	620,692

The Company maintains a dialogue with certain holders of its debt securities regarding the consensual restructuring of those obligations and is currently attempting to renegotiate some of its equipment financing arrangements, which includes capital leases and vendor financing obligations with various vendors. The Company is also seeking to raise additional financing. The Company believes that any new investors, in addition to customary terms and conditions, are very likely to have their investment contingent on an overall reduction of debt through consensual restructuring, debt buy back, debt swap, or any combination thereof. There can be no assurance the Company will be successful in these efforts. If the Company is successful in either restructuring its indebtedness or in raising additional financing, it is likely that securities comprising a significant percentage of the Company's fully-diluted capital will be issued in connection with the completion of such transactions. In addition, unless the Company is able to reduce significantly its outstanding debt and/or raise sufficient additional financing, and/or significantly improve its cash flow from operations, the Company may not be able to service its debt or other obligations and could be required to seek relief from such obligations under the bankruptcy laws of the United States or other similar laws in other countries. Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of the Company's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may need to obtain such restructuring, financing and/or relief sooner than expected.

        In light of the foregoing, the Company and/or its subsidiaries will evaluate on a continuing basis, depending on market conditions and the outcome of events described under "Special Note Regarding Forward Looking Statements," the most efficient use of the Company's capital, including purchasing, refinancing or otherwise retiring certain of the Company's outstanding debt, debt exchanges, restructuring of obligations, financings, capital expenditure investments in the Company's network, systems and lines of business, and issuances of securities in the open market or by other means to the extent permitted by its existing covenant restrictions.

Special Note Regarding Forward Looking Statements

        Statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include without limitation statements set forth in this document and elsewhere regarding, among other things: the Company's expectations of future liquidity, earnings before interest, taxes, depreciation and amortization (EBITDA), sales, net revenue, gross profit, operating profit, net income, cash flow, network development, Internet services development, traffic development, capital expenditures, selling, general and administrative expenses, service introductions and cash requirements; the Company's financing and/or debt repurchase, restructuring or exchange plans or initiatives; liquidity and debt service forecasts; management's plans, goals, expectations, guidance, objectives, strategy, and timing for future operations, product plans and performance, predictions or expectations of future growth, results or cash flow; and management's assessment of market factors and future financial performance. Factors and risks, including certain of those described in greater detail in the captions below, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include: changes in business conditions, prevailing trade credit terms or revenues arising from, among other reasons, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers; the failure of certain vendors to make adequate concessions concerning the deferral of principal payments and the reduction of interest rates; the possible inability to raise capital when needed, or at all; the inability to reduce, exchange or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations; changes in the telecommunications or Internet industry or the general economy or capital markets; DSL, Internet and telecommunication competition; changes in financial, capital market and economic conditions; changes in service offerings or business strategies; inability to lease space for data centers at commercially reasonable rates; difficulty in provisioning VoIP services; changes in the regulatory schemes and regulatory enforcement in the markets in which we operate; restrictions on our ability to follow certain strategies or complete certain transactions as a result of our capital structure or debt covenants; the inability to reduce debt significantly; risks associated with the Company's limited DSL, Internet and Web-hosting experience and expertise; entry into developing markets; the possible inability to hire and/or retain qualified sales, technical and other personnel, particularly as we continue to attempt to grow our data-centric services, and manage growth; and risks associated with international operations (including foreign currency translation risks); dependence on effective information systems; dependence on third parties to enable us to expand and manage our global network and operations; and dependence on the implementation and performance of the Company's global ATM+IP communications network. As such, actual results or circumstances may vary materially from such forward-looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made. Primus is not necessarily obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors, which could cause results to differ from expectations, include risks described in greater detail below associated with:

        Liquidity Restrictions; Possible Inability to Obtain Necessary Financing. The Company believes that its existing cash, accounts receivable financing, and internally generated funds will be sufficient to fund its operating losses, debt service requirements, capital expenditures, acquisitions and other cash needs for its operations at least through the end of 2002. However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief. See for instance information under "—Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks" and in this "Special Note Regarding Forward-Looking Statements." If adverse events referenced therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

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

        Potential Nasdaq Delisting. On February 14, 2002, the Company received a notice of delisting from Nasdaq. If the minimum bid price per share of its common stock is not $1.00 or greater for a period of ten consecutive trading days before May 15, 2002 (or such shorter period as Nasdaq may notify us of), the Company's common stock is likely to be delisted from Nasdaq National Market, subject to its right to appeal any such determination. If this occurs, the common stock could be listed for trading on the Nasdaq SmallCap Market for a period of approximately 90 days, and thereafter the common stock could be further delisted such that trading would only occur on the OTC Bulletin Board. The SmallCap market and the OTC Bulletin Board are substantially less liquid markets than the Nasdaq National Market. As a result, if the Company's common stock is delisted from the Nasdaq National Market, our stockholders may have greater difficulty disposing of their shares in acceptable amounts and at acceptable prices, and the Company may have greater difficulty issuing equity securities or securities convertible into common stock in such circumstances. If delisted, the Company cannot assure you when, if ever, its common stock would once again be eligible for listing on the Nasdaq National Market.

        Limited Operating History; Entry into Internet and data business; Entry into Developing Markets. The Company was incorporated in February 1994, and began generating revenue in March 1995. The Company only recently has been targeting businesses and residential customers for Internet and data services through the Primus brand, its subsidiary iPRIMUS.com and other acquired ISPs. The Company has been expanding and intends to continue to expand its offering of data and Internet services worldwide. The Company anticipates offering a full-range of Internet protocol-based data and voice communications over the global broadband ATM+IP network which the Company has deployed. The Company has limited experience in the Internet and Web hosting business and cannot provide assurance that it will successfully establish or expand the business. Currently, the Company provides Internet services to business and residential customers in the United States, Australia, Canada, Japan, India, Brazil, Germany, France and Spain, and offers Internet transmission services in the Indian Ocean/Southeast Asia regions through its satellite earth station in London and its earth stations in India. Accordingly, the Company cannot provide assurance that its future operations will generate operating or net income or positive cash flow, and the Company's prospects must be considered in light of the risks, expenses, problems and delays inherent in establishing a new business in a rapidly changing industry.

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

  •
  the Company's ability to recruit and retain qualified technical, engineering and other personnel;

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

        Managing Growth. The Company's history of rapid growth has placed a significant strain on the Company. In order to manage its growth effectively, the Company must continue to implement and improve its operational and financial systems and controls, purchase and utilize additional transmission facilities, and expand, train and manage its employees, all within a rapidly changing regulatory environment. Inaccuracies in the Company's forecast of traffic could result in insufficient or excessive transmission facilities and disproportionate fixed expenses.

        Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, the Company had cumulative negative cash flow from operating activities and cumulative negative EBITDA. In addition, the Company incurred net losses since inception and has an accumulated deficit of $705 million as of December 31, 2001. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain operating profitability, net income or positive cash flow from operations in any future period.

        Integration of Acquired Businesses. Acquisitions, a key element in the Company's historical growth strategy, involve operational risks, including the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management. Moreover, there can be no assurance that the Company will be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into its own. There may be difficulty in integrating the service offerings, distribution channels and networks gained through acquisitions with the Company's own. Successful integration of operations and technologies requires the dedication of management and other personnel which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities, and there can be no assurance that successful integration will occur in light of such events.

        Intense Competition in Long Distance Telecommunications. The long distance telecommunications and data industry is intensely competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. Competition in all of the Company's markets is likely to stay intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is likely to become similar to the intense competition in the United States. Many of the Company's competitors are significantly larger and have substantially greater financial, technical and marketing resources and larger networks than the Company, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, as well as long-standing relationships with the Company's target customers. In addition, many of the Company's competitors enjoy economies of scale that result in a lower cost structure for transmission and related costs which could cause significant pricing pressures within the industry. Many companies emerging out of bankruptcy could also end up enjoying a lower cost structure and put pricing pressure within the industry.

        Dependence on Transmission Facilities-Based Carriers. The Company's ability to maintain and expand its business and effectuate its liquidity objectives is dependent upon whether the Company continues to maintain favorable relationships and credit terms with the transmission facilities-based carriers to carry the Company's traffic.

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

        Natural Disasters. Many of the geographic areas where the Company conducts its business may be affected by natural disasters, including hurricanes and tropical storms. Hurricanes, tropical storms and other natural disasters could have a material adverse effect on the business by damaging the network facilities or curtailing voice or data traffic as a result of the effects of such events, such as destruction of homes and businesses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposures relate to changes in foreign currency exchange rates and to changes in interest rates.

    Foreign currency—A significant portion of net revenue is derived from sales and operations outside the United States. The reporting currency for the Company's consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each respective entity. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on the Company's results of operations. The Company's primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: United States dollar/Australian dollar, United States dollar/Canadian dollar, United States dollar/United Kingdom pound, and United States dollar/Euro dollar. Due to the large percentage of the Company's revenues derived outside of the United States, continuing strengthening of the United States Dollar would continue to have an adverse impact on the Company's results of operations. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive loss" within the stockholders' equity (deficit) section of the consolidated balance sheets. The Company historically has not engaged in hedging transactions to mitigate foreign exchange risk.

    Interest rates—A substantial majority of our long-term debt obligations are at fixed interest rates. We are exposed to interest rate risk as additional financing may be required and certain of our long-term obligations are at variable interest rates. Our primary exposure to market risk stems from fluctuations in interest rates. Our interest rate risk related to the variable interest rate long-term obligations results from changes in the United States LIBOR, British Pound LIBOR, United States prime, and Canada prime rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments. The estimated fair value of the Company's 2000 Convertible Debentures, 1999, 1998 and 1997 Senior Notes (carrying value of $493 million), based on quoted market prices, at December 31, 2001 was $80 million.

    The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of December 31, 2001 in U.S. dollars, which is the Company's reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible subordinated debentures, leased fiber capacity, equipment financing, and other long-term obligations in effect at December 31, 2001. In the case of the senior notes, and convertible debentures the table excludes the potential exercise of the relevant redemption and conversion features.

	Year of Maturity
	2002	2003	2004	2005	2006	Thereafter	Total
	(in thousands, except percentages)
Fixed Rate	$18,925	$24,503	$170,385	$19,919	$3,291	$355,764	$592,787
Average Interest Rate	11%	11%	7%	8%	6%	8%	8%
Variable Rate	$21,192	$9,341	$9,789	$4,579	$1,145	—	$46,046
Average Interest Rate	7%	9%	9%	9%	2%	—	7%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        The information required by Part III will be provided in the Company's definitive proxy statement for the Company's 2002 annual meeting of stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2002 ("2002 Proxy Statement"), and is incorporated herein by this reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to directors of the Company is set forth under the caption entitled "Election of Directors" in the Company's 2002 Proxy Statement and is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in the Company's 2002 Proxy Statement under the caption "Executive Officers, Directors and Key Employees" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information regarding compensation of officers and directors of the Company is set forth under the caption entitled "Executive Compensation" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding ownership of certain of the Company's securities is set forth under the captions entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related Transactions" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

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

b)
Reports on 8-K

        None.

c)
Exhibit listing

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the "S-8 Registration Statement").
3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the "IPO Registration Statement").
4.1	Specimen Certificate of Primus Common Stock; Incorporated by reference to Exhibit 4.1 of the IPO Registration Statement.
4.2	Form of Indenture; Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, No. 333-30195 (the "1997 Senior Note Registration Statement").
4.3	Form of Indenture of Primus, as amended and restated on January 20, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K").
4.4	Form of Warrant Agreement of Primus; Incorporated by reference to Exhibit 4.2 of the 1997 Senior Note Registration Statement.
4.5	Indenture, dated May 19, 1998, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4, No. 333-58547 (the "1998 Senior Note Registration Statement").

4.6	Specimen 9 7/8% Senior Note due 2008; Incorporated by reference to Exhibit A included in Exhibit 4.4 of the 1998 Senior Note Registration Statement.
4.7	Indenture, dated January 29, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.3 of the 1998 Form 10-K.
4.8	Specimen 11 1/4% Senior Note due 2009; Incorporated by reference to Exhibit A of Exhibit 4.3 of the Company's 1998 10-K.
4.9	Rights Agreement, dated as of December 23, 1998, between Primus and StockTrans, Inc., including the Form of Rights Certificate (Exhibit A), the Certificate of Designation (Exhibit B) and the Form of Summary of Rights (Exhibit C); Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, No. 0-29092 filed with the Commission on December 30, 1998.
4.10	Form of legend on certificates representing shares of Common Stock regarding Series B Junior Participating Preferred Stock Purchase Rights; Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, No. 0-29092 filed with the Commission on December 30, 1998.
4.11	Supplemental Indenture between Primus and First Union National Bank dated January 20, 1999; Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-76965, filed with the Commission on May 6, 1999.
4.12	Intentionally left blank.
4.13	Specimen 11 3/4% Senior Note Due 2004; Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, No. 333-90179, filed with the Commission on November 2, 1999 (the "November S-4").
4.14	Indenture, dated October 15, 1999, between the Company and First Union National Bank; Incorporated by reference to the November S-4.
4.15	Specimen 12 3/4% Senior Note due 2009; Incorporated by reference to Exhibit A to Exhibit 4.14 to the November S-4.
4.16	Indenture, dated February 24, 2000, between the Company and First Union National Bank; incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").
4.17	Specimen 5 3/4% convertible subordinated debenture due 2007; Incorporated by reference to Exhibit A to Exhibit 4.16 to the 2000 10-K.
10.1	Amendment No. 1 to Stockholder Agreement among Warburg, Pincus, K. Paul Singh, Primus, and TresCom, dated as of April 16, 1998; Incorporated by reference to Exhibit 10.1 of the Form 8-K for Amendments.
10.2	Switched Transit Agreement, dated June 5, 1995, between Teleglobe USA, Inc. and Primus for the provision of services to India; Incorporated by reference to Exhibit 10.2 of the IPO Registration Statement.
10.3	Hardpatch Transit Agreement, dated February 29, 1996, between Teleglobe USA, Inc. and Primus for the provision of services to Iran; Incorporated by reference to Exhibit 10.3 of the IPO Registration Statement.
10.4	Employment Agreement, dated June 1, 1994, between Primus and K. Paul Singh; Incorporated by reference to Exhibit 10.5 of the IPO Registration Statement.**
10.5	Primus 1995 Stock Option Plan, as amended.*

10.6	Primus 1995 Director Stock Option Plan; Incorporated by reference to Exhibit 10.7 of the IPO Registration Statement. **
10.7	Registration Rights Agreement, dated July 31, 1996, among Primus, Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners II LDC and Winston Partners LLC; Incorporated by reference to Exhibit 10.11 of the IPO Registration Statement.
10.8	Service Provider Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd., dated May 3, 1995; Incorporated by reference to Exhibit 10.12 of the IPO Registration Statement.
10.9	Dealer Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd. dated January 8, 1996; Incorporated by reference to Exhibit 10.13 of the IPO Registration Statement.
10.10	Hardpatch Transit Agreement dated October 5, 1995 between Teleglobe USA, Inc. and Primus regarding the provision of services to India; Incorporated by reference to Exhibit 10.14 of the IPO Registration Statement.
10.11	Master Lease Agreement dated as of November 21, 1997 between NTFC Capital Corporation and Primus Telecommunications, Inc.; Incorporated by reference to Exhibit 10.17 of Primus's Annual Report on Form 10-K for the year ended December 31, 1997, as amended on Form 10-K/A dated April 30, 1998 (the "1997 10-K").
10.12	Primus Employee Stock Purchase Plan; Incorporated by reference to Exhibit 10.15 of the 1997 Senior Note Registration Statement. **
10.13	Primus 401(k) Plan; Incorporated by reference to Exhibit 4.4 of the Primus Registration Statement on Form S-8 (No. 333-35005).
10.14	Registration Rights Agreement, dated May 19, 1998, among Primus Telecommunications Group, Incorporated, Primus Telecommunications, Incorporated, Primus Telecommunications Pty. Ltd. and Lehman Brothers, Inc.; Incorporated by reference to Exhibit 10.23 of the 1998 Senior Note Registration Statement.
10.15	Primus Telecommunications Group, Incorporated-TresCom International Stock Option Plan; Incorporated by reference to Exhibit 4.1 of the S-8 Registration Statement. **
10.16	Warrant Agreement between the Company and Warburg, Pincus Investors, L.P.; Incorporated by reference to Exhibit 10.6 to the TresCom Form S-1.
10.17	Form of Indemnification Agreement between the Company and its directors and executive officers; Incorporated by reference to Exhibit 10.23 to the TresCom Form S-1.
10.18	The Company's 1998 Restricted Stock Plan; Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company's Registration Statement on Form S-3, No. 333-86839, filed with the Commission on September 17, 1999.
10.19	Agreement for the Reciprocal Purchase of Capacity On the Systems of Each of the Company and Global Crossing Holdings Ltd. Effective as of May 24, 1999; Incorporated by reference to Exhibit 10.19 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.
10.20	Indefeasible Right of Use Agreement between Primus Telecommunications, Inc. and Qwest Communications Corporation dated December 30, 1999; Incorporated by reference to Exhibit 10.20 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.

10.21	Common Stock Purchase Agreement between the Company and Pilot Network Services, Inc. dated December 28, 1999; Incorporated by reference to Exhibit 10.21 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.
10.22	Warrant to purchase up to 200,000 shares of common stock of Pilot Network Services, Inc. dated December 28, 1999; Incorporated by reference to Exhibit 10.22 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.
10.23	Loan Agreement between Primus Telecommunications, Inc. and NTFC Capital Corporation dated November 22, 1999; Incorporated by reference to Exhibit 10.23 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.
10.24	Resale Registration Rights Agreement among the Company, certain of its subsidiaries, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Morgan Stanley & Co. Incorporated dated February 24, 2000; Incorporated by reference to Exhibit 10.24 of the Company's Annual Report of Form 10-K for the year ended December 31, 1999.
10.25	Form of Loan Agreement between the Company and GE Capital Corporation; Incorporated by reference to Exhibit 10.25 to the Company's 2000 10-K.
10.26	Form of Promissory Note issued by the Company to GE Capital Corporation; Incorporated by reference to Exhibit 10.26 to the Company's 2000 10-K.
10.27	Cisco Systems Capital Corporation $50 million Letter of Commitment to the Company dated November 2000.
10.28	Form of Promissory Note issued by certain officers to the Company; Incorporated by reference to Exhibit 10.28 to the Company's 2000 10-K.
10.29	Form of Security Agreement issued by certain officers to the Company; Incorporated by reference to Exhibit 10.29 to the Company's 2000 10-K.
21.1	Subsidiaries of the Registrant. *
23.1	Independent Auditors' Consent. *

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

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Paul Singh and Neil L. Hazard, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 2001, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ K. PAUL SINGH K. Paul Singh	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	April 16, 2002
/s/ NEIL L. HAZARD Neil L. Hazard	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2002
/s/ JOHN F. DEPODESTA John F. DePodesta	Executive Vice President and Director	April 16, 2002

/s/ NICK EARLE Nick Earle	Director	April 16, 2002
/s/ DAVID E. HERSHBERG David E. Hershberg	Director	April 16, 2002
/s/ DOUGLAS M. KARP Douglas M. Karp	Director	April 16, 2002
/s/ JOHN PUENTE John Puente	Director	April 16, 2002

INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND
EXHIBITS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of Primus Telecommunications Group, Incorporated

        We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive loss and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule on page S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primus Telecommunications Group, Incorporated and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
McLean, Virginia
April 11, 2002

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2001	2000	1999
NET REVENUE	$1,082,475	$1,199,422	$832,739
COST OF REVENUE	767,841	861,181	624,599

GROSS MARGIN	314,634	338,241	208,140

OPERATING EXPENSES
Selling, general and administrative	303,026	330,411	199,581
Depreciation and amortization	157,596	120,695	54,957
Asset impairment write-down	526,309	—	—

Total operating expenses	986,931	451,106	254,538

LOSS FROM OPERATIONS	(672,297)	(112,865)	(46,398)
INTEREST EXPENSE	(100,700)	(132,137)	(79,629)
INTEREST INCOME AND OTHER INCOME (EXPENSE)	(19,950)	29,386	13,291

LOSS BEFORE INCOME TAXES	(792,947)	(215,616)	(112,736)
INCOME TAXES	—	—	—

LOSS BEFORE EXTRAORDINARY ITEM	(792,947)	(215,616)	(112,736)
GAIN ON EARLY EXTINGUISHMENT OF DEBT
(Net of $5,000, $0 and $0 in income taxes)	486,771	40,952	—

NET LOSS	$(306,176)	$(174,664)	$(112,736)

NET LOSS PER COMMON SHARE:
Basic and diluted:
Loss before extraordinary item	$(14.84)	$(5.43)	$(3.72)
Gain on early extinguishment of debt, net of income taxes	9.11	1.03	—

Net loss	$(5.73)	$(4.40)	$(3.72)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	53,423	39,691	30,323

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,953	$393,812
Marketable securities	538	747
Restricted cash	4,961	5,066
Accounts receivable (net of allowance for doubtful accounts receivable of $22,389 and $34,464)	190,293	228,877
Prepaid expenses and other current assets	34,170	46,051

Total current assets	313,915	674,553
PROPERTY AND EQUIPMENT—Net	375,464	466,704
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	109,500	559,551
OTHER ASSETS	17,335	47,318

TOTAL ASSETS	$816,214	$1,748,126

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$118,176	$146,536
Accrued interconnection costs	105,872	124,854
Accrued expenses and other current liabilities	74,754	90,324
Accrued interest	20,746	37,933
Current portion of long-term obligations	51,996	14,404

Total current liabilities	371,544	414,051
LONG-TERM OBLIGATIONS	615,591	1,242,049
OTHER LIABILITIES	7,563	8,331

Total liabilities	994,698	1,664,431

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value—authorized 2,455,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 150,000,000 shares; issued and outstanding 63,457,554 and 40,635,701 shares	635	406
Additional paid-in capital	607,123	540,321
Accumulated deficit	(705,229)	(399,053)
Accumulated other comprehensive loss	(81,013)	(57,979)

Total stockholders' equity (deficit)	(178,484)	83,695

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$816,214	$1,748,126

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit		Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE, DECEMBER 31, 1998	28,059	$281	$234,549	$(111,653)	$(8,260)	$114,917
Common shares issued for secondary equity offering, net	8,000	80	169,230	—	—	169,310
Common shares issued for business acquisitions	457	5	7,845	—	—	7,850
Common shares issued for 401(k) Plan	20	—	372	—	—	372
Common shares issued upon exercise of stock options	355	4	3,277	—	—	3,281
Common shares issued for employee stock purchase plan	39	—	494	—	—	494
Common shares issued upon exercise of warrants	41	—	376	—	—	376
Common shares issued for Restricted Stock Plan	130	1	290	—	—	291
Foreign currency translation adjustment	—	—	—	—	6,704	6,704
Net loss	—	—	—	(112,736)	—	(112,736)

BALANCE, DECEMBER 31, 1999	37,101	371	416,433	(224,389)	(1,556)	190,859
Common shares issued for business acquisitions	2,946	29	120,677	—	—	120,706
Common shares issued for 401(k) Plan	2	—	80	—	—	80
Common shares issued upon exercise of stock options	489	5	2,067	—	—	2,072
Common shares issued for employee stock purchase plan	89	1	985	—	—	986
Common shares issued upon exercise of warrants	6	—	55	—	—	55
Common shares issued for Restricted Stock Plan	3	—	24	—	—	24
Foreign currency translation adjustment	—	—	—	—	(42,170)	(42,170)
Unrealized loss on marketable securities	—	—	—	—	(14,253)	(14,253)
Net loss	—	—	—	(174,664)	—	(174,664)

BALANCE, DECEMBER 31, 2000	40,636	406	540,321	(399,053)	(57,979)	83,695
Common shares issued for business acquisitions	265	3	587	—	—	590
Common shares issued upon exercise of employee stock options, net of note receivable	229	2	(2)	—	—	—
Common shares cancelled upon rescission of employee stock options	(229)	(2)	509	—	—	507
Common shares issued for employee stock purchase plan	529	5	572	—	—	577
Common shares issued for Restricted Stock Plan	18	—	132	—	—	132
Common shares cancelled for Restricted Stock Plan	(81)	(1)	1	—	—	—
Common shares sold	2,862	30	9,971	—	—	10,001
Common shares issued for payment on capital lease liability	50	—	35	—	—	35
Common shares issued for debenture conversion	19,179	192	54,997	—	—	55,189
Foreign currency translation adjustment	—	—	—	—	(37,287)	(37,287)
Unrealized loss on marketable securities	—	—	—	—	(747)	(747)
Reclassification adjustment for loss on marketable securities included in net loss	—	—	—	—	15,000	15,000
Net loss	—	—	—	(306,176)	—	(306,176)

BALANCE, DECEMBER 31, 2001	63,458	$635	$607,123	$(705,229)	$(81,013)	$(178,484)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(306,176)	$(174,664)	$(112,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	157,796	121,058	55,319
Asset impairment write-down	526,309	—	—
Allowance for doubtful accounts receivable	40,235	17,756	27,908
Stock issuance—401(k) Plan and Restricted Stock Plan	132	99	328
Minority interest share of loss	(132)	(72)	(291)
Marketable securities write-off	15,000	—	—
Unrealized loss on trading marketable securities	275	—	—
Cost investment write-down	5,142	—	—
Gain on early extinguishment of debt	(491,771)	(40,952)	—
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(9,875)	(79,707)	(64,835)
(Increase) decrease in prepaid expenses and other current assets	11,311	9,553	(34,049)
(Increase) decrease in other assets	1,618	(2,065)	(11,749)
Increase (decrease) in accounts payable	(28,622)	37,600	56,167
Increase (decrease) in accrued expenses, other current liabilities and other liabilities	(17,530)	(25,263)	9,145
Increase (decrease) in accrued interest payable	(12,896)	5,637	19,223
Purchase and sale of trading marketable securities	(872)	—	—

Net cash used in operating activities	(110,056)	(131,020)	(55,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(87,771)	(193,772)	(110,582)
Sale of restricted investments	—	25,933	24,691
Purchase of marketable securities	—	(15,000)	—
Cash used for business acquisitions, net of cash acquired	(1,584)	(57,175)	(114,282)
Restricted cash	(295)	—	—

Net cash used in investing activities	(89,650)	(240,014)	(200,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	15,802	350,000	450,000
Deferred financing costs	—	(10,265)	(15,125)
Purchase of the Company's debt securities	(99,845)	(19,168)	—
Principal payments on capital leases, vendor financing and other long-term obligations	(33,744)	(16,342)	(21,927)
Proceeds from sale of common stock and exercise of stock options	10,578	3,123	173,587
Cash received from minority interest holder	—	—	4,479

Net cash (used in) provided by financing activities	(107,209)	307,348	591,014

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,944)	(8,681)	(282)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(309,859)	(72,367)	334,989
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	393,812	466,179	131,190

CASH AND CASH EQUIVALENTS, END OF YEAR	$83,953	$393,812	$466,179

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$114,276	$126,623	$60,076
Non-cash investing and financing activities:
Capital leases for acquisition of equipment	$10,404	$12,510	$1,987
Equipment financing for acquisition of equipment	$14,122	$37,338	$24,394
Leased fiber capacity additions	$64,288	$—	$—
Conversion of debentures to common stock	$55,189	$—	$—
Common stock issued for business acquisitions	$590	$120,706	$7,850
Common stock issued for payment on capital lease liability	$35	$—	$—

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2001	2000	1999
NET LOSS	$(306,176)	$(174,664)	$(112,736)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(37,287)	(42,170)	6,704
Unrealized gain (loss) on marketable securities:
Unrealized holding loss arising during period	(747)	(14,253)	—
Reclassification adjustment for loss included in net loss	15,000	—	—

COMPREHENSIVE LOSS	$(329,210)	$(231,087)	$(106,032)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BUSINESS

        Primus Telecommunications Group, Incorporated ("Primus" or the "Company") is a global facilities-based Total Service Provider offering bundled voice, data, Internet, DSL, e-commerce, Web hosting, enhanced application, Voice over Internet Protocol (VoIP), virtual private network (VPN) and other value-added services to retail business and residential customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan. The Company is incorporated in the state of Delaware and operates as a holding company of wholly-owned operating subsidiaries in North America, Europe and the Asia-Pacific region.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. ("Matrix"), 51% of Cards & Parts Telecom GmbH ("Cards & Parts"), 51% of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), 37% of Bekkoame Internet, Inc. ("Bekko"), and 60% of Direct Internet Private Limited ("DIPL"), in all of which the Company has a controlling interest. All material intercompany profits, transactions and balances have been eliminated in consolidation. All other investments in affiliates are carried at cost, as the Company does not have significant influence.

        Revenue Recognition and Deferred Revenue—The Company records revenue from the sale of telecommunications services at the time of customer usage primarily based upon minutes of use. Service activation and certain installation fees are recorded as deferred revenue and amortized over the longer of the average customer life or the contract term. The Company records payments received in advance for prepaid calling card services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided. Deferred revenue is reported in accrued expenses and other current liabilities. Net revenue represents gross revenue net of allowance for doubtful accounts receivable, service credits and service adjustments.

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

        Cash and Cash Equivalents—Cash and cash equivalents are comprised principally of amounts in money market accounts, operating accounts, certificates of deposit, and overnight repurchase agreements with original maturities of three months or less. Cash and cash equivalents are stated at cost which approximates market value.

        Marketable Securities—Marketable securities consist of a mutual fund and equity security. Marketable securities which are bought and held principally for the purpose of selling them in the near-term are classified as trading securities; these securities are recorded at current market value with net unrealized gains and losses included in earnings. All other marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at current market value; net unrealized gains and losses are excluded from earnings and are reported as other comprehensive income/(loss) until realized. The basis of cost used in determining realized gains and losses is specific identification.

        Restricted Cash—Restricted cash consists of bank guarantees and a certificate of deposit. Restricted cash is stated at cost which approximates market value.

        Advertising Costs—In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," costs for advertising are expensed as incurred except for direct-response advertising costs, which are capitalized and amortized over the lesser of the life of the customers obtained from these efforts or twelve months following the provisioning of the customer.

        Property and Equipment—Property and equipment is recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. The estimated useful lives of property and equipment are as follows: network equipment, including fiber optic and submarine cable—5 to 25 years, furniture and equipment—5 years, leasehold improvements and leased equipment—shorter of lease or useful life. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

        Fiber Optic and Submarine Cable Arrangements—The Company obtains capacity on certain fiber optic and submarine cables under three types of arrangements. The Indefeasible Right of Use ("IRU") basis provides the Company the right to use a cable for the estimated economic life of the asset according to the terms of the IRU agreement with most of the rights and duties of ownership. The Minimum Assignable Ownership Units ("MAOU") basis provides the Company an ownership interest in the fiber optic cable with certain rights to control and to manage the facility. The Company accounts for both IRU and MAOU agreements under network equipment and depreciates the recorded asset over the term of the agreement which is generally 25 years. The Company also enters into shorter-term arrangements with other carriers which provides the Company the right to use capacity on a cable but without any rights and duties of ownership. Under these shorter-term arrangements, the costs are expensed in the period the services are provided.

        Goodwill and Other Intangible Assets—Goodwill is amortized over 5 to 30 years on a straight-line basis, and customer lists over the estimated run-off of the customer bases, not to exceed five years.

        Impairment of Long-Lived Assets—The Company reviews intangible and other long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss, equal to the difference between the assets' fair value and their carrying value, is recognized when the estimated future cash flows are less than the carrying amount. See Note 18—"Asset Impairment."

        Deferred Financing Costs—Deferred financing costs incurred in connection with the 2000 Convertible Debentures, the October 1999 Senior Notes, the January 1999 Senior Notes, the 1998 Senior Notes, the 1997 Senior Notes, and other financing arrangements are reflected within other assets and are being amortized over the life of the respective debentures and senior notes.

        Stock-Based Compensation—The Company follows Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS No. 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has provided in Note 13 pro forma disclosures of the effect on net loss and loss per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

        Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include the asset impairment write-down, allowance for doubtful accounts receivable, purchase price allocations, accrued interconnection costs, market assumptions used in estimating the fair values of certain assets and liabilities such as marketable securities and long-term obligations, and the assumptions used in determining the fair value of the Company's stock options for use in the pro forma disclosures required by SFAS No. 123.

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

        New Accounting Pronouncements—In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Impairment for Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. The Company will adopt the provisions of SFAS No. 144 effective January 1, 2002. The Company believes that the adoption of SFAS No. 144 will not have a material effect on the Company's consolidated financial statements.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS No. 143.

        In July 2001, the FASB issued two new statements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 will require that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. The Company will adopt the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002 and is in the process of evaluating the impact of implementing these statements. At December 31, 2001, the Company had $63.4 million of net goodwill and recorded $24.8 million of goodwill amortization expense during the year ended December 31, 2001.

        In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 established standards for the accounting and reporting of derivative instruments and hedging activities and requires that derivative financial instruments, including certain derivative instruments embedded in other contracts, be measured at fair value and recognized as assets or liabilities in the financial statements. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the consolidated financial position or results of operations of the Company.

        Reclassifications—Certain previous year amounts have been reclassified to conform with current year presentation.

3.    ACQUISITIONS

        In August 2000, the Company acquired 100% of Seker BBS S.A. ("Seker"), a Spanish ISP, for $1.1 million. The Company paid $0.6 million in cash and 21,953 shares of the Company's common stock, of which the final payment was made in August 2001.

        In August 2000, the Company acquired 100% of Nexus Comunicaciones S.A. ("Nexus"), a Spanish ISP, for $0.9 million. The Company paid $0.4 million in cash and 16,618 shares of the Company's common stock; $0.1 million remained payable in cash at December 31, 2000, of which a small portion was paid in August 2001. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels and certain other business requirements are met. The maximum amount of remaining consideration payable at December 31, 2001 is approximately $0.1 million, and will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable.

        The Company acquired a 19% interest in Liquor Industry Services Technology (Australia) Pty Ltd ("LIST"), an Australian B2B business, for $0.6 million in cash during the year ended December 31, 2000. In March 2001, the Company received the remaining 81% of LIST for no additional monetary consideration; LIST desired to be a part of a larger organization to sustain its operations. In the three months ended September 30, 2001, the Company subsequently wrote-off the goodwill, net of accumulated amortization, of $0.4 million associated with the acquisition because of anticipated future negative net cash flows. The impairment loss is recorded as depreciation and amortization.

        In September 2000, the Company acquired 100% of the assets of iO2Group, Inc. ("iO2"), an Internet services firm, for approximately $0.4 million in cash. In the three months ended March 31, 2001, the Company subsequently wrote-off the goodwill, net of accumulated amortization, of

$0.5 million associated with the acquisition due to the discontinuance of iO2's operation. The impairment loss is recorded as depreciation and amortization.

        In June 2000, the Company acquired 100% of CTE Networks ("CTE"), a long distance reseller, for $10.7 million. The Company paid $8.7 million in cash and 192,106 shares of the Company's common stock, of which 141,837 shares were issued in May 2001.

        In May 2000, the Company acquired 90.1% of A-Tel GmbH ("A-Tel"), a German reseller of voice traffic to small- and medium-sized enterprises for $1.4 million in cash. Subsequently, in December 2000, the Company acquired the remaining 9.9% for $0.2 million, comprised of $0.1 million in cash and 19,498 shares of the Company's common stock, which were subsequently issued in August 2001.

        In May 2000, the Company acquired 100% of InterNeXt S.A. ("InterNeXt"), an ISP with national facilities in France, for $12.9 million, comprised of $11.9 million in cash and 33,446 shares of the Company's common stock.

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

        In February 2000, the Company acquired over 96% of the common stock of LCR Telecom Group, Plc ("LCR Telecom"), a reseller of telecommunication services on other carriers in European markets, and subsequently the Company acquired the remaining shares for a total of 100%, in exchange for 2,278,258 shares of the Company's common stock valued at $93.4 million, of which 61,626 shares were issued in April 2001. Acquisition expenses increased the total purchase price to $96.3 million.

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

        The following reflects the December 31, 2001 gross balances of goodwill and customer lists for the acquisitions of the companies that were acquired in 2000 (in thousands), net of the asset impairment write-down taken in the fourth quarter of 2001. See Note 18—"Asset Impairment." The Company did not have any significant acquisitions in 2001.

2000 Acquisitions	Goodwill	Customer List
LCR Telecom	$89,572	$26,332
Shore.Net	31,300	11,500
CTE	6,827	4,471
InterNeXt	13,473	—
Bekko	2,056	8,438
Infinity Online	1,992	302
A-Tel	2,272	—
Seker	1,077	353
Other acquisitions	1,943	733

Total	150,512	52,129

Less: Accumulated amortization at December 31, 2001	(18,667)	(24,476)
Less: Asset impairment write-down for 2000 acquisitions	(89,479)	(4,128)

Net	$42,366	$23,525

        The following represents the actual results of operations of the Company for 2001 and unaudited pro forma results of operations of the Company for 2000 as if the acquisitions were consummated on January 1, 2000. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets relating to the acquisitions. The unaudited pro forma results of operations do not necessarily reflect the results that would have occurred had the acquisitions occurred at January 1, 2000 or the results that may occur in the near future.

	Year Ended December 31, 2001	Year Ended December 31, 2000
		(unaudited)
	(in thousands, except per share amounts)
Net revenue	$1,082,475	$1,225,264
Loss before extraordinary item	$(792,947)	$(224,212)
Net loss	$(306,176)	$(183,260)
Basic and diluted net loss per common share	$(5.73)	$(4.58)

4.    MARKETABLE SECURITIES

        In connection with a strategic business arrangement with Pilot Network Services ("Pilot"), in January 2000, the Company made a $15.0 million strategic investment in Pilot pursuant to which the Company purchased 919,540 shares, or 6.3%, of Pilot's common stock at a price of $16.3125 per share, and received a warrant to purchase an additional 200,000 shares at $25.00 per share. This investment was classified as available-for-sale. At December 31, 2000, the current market value was $0.7 million and the unrealized loss on this investment was $14.3 million. In March 2001, the Company wrote-off the investment of $15.0 million which is reported in interest income and other income (expense). Based on current market quotes, the Company considered the decline in fair value to be permanent.

        In connection with the Company's trading marketable securities, the Company recorded an unrealized loss of $0.3 million in interest income and other income (expense) for the year ended December 31, 2001. There were no trading securities held by the Company during the years ended December 31, 2000 and 1999.

5.    ADVERTISING

        The Company expenses advertising costs as incurred except for direct-response advertising costs, which are capitalized and amortized over the expected period of future benefits. Direct-response advertising consists primarily of direct-mail advertisements, newspaper and television advertising. These costs are amortized over the lesser of the life of the customers obtained from these efforts or twelve months following the provisioning of the customer. The types of costs capitalized as of December 31, 2001 and December 31, 2000 include production and design, newspaper and magazine space, telephone solicitation, television and radio airtime, and payroll and payroll-related costs for the direct-response advertising activities of employees who are directly associated with and devote time to direct-response advertising. At December 31, 2001 and 2000, capitalized advertising costs of $7.6 million and $16.5 million, respectively, were included in prepaid expenses and other current assets. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $36.1 million, $43.0 million and $24.8 million, respectively.

6.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

	December 31,
	2001	2000
Network equipment	$622,975	$483,140
Furniture and equipment	59,379	57,350
Leasehold improvements	20,628	14,592
Construction in progress	4,198	24,938

Subtotal	707,180	580,020
Less: Accumulated depreciation	(331,716)	(113,316)

Total property and equipment, net	$375,464	$466,704

        Depreciation and amortization expense for property and equipment including equipment under capital leases and vendor financing obligations for the years ended December 31, 2001, 2000 and 1999 was $97.7 million, $67.7 million and $30.4 million, respectively. An asset impairment charge of $149.9 million was recorded in the fourth quarter of 2001 and is reflected in the accumulated depreciation balance for property and equipment at December 31, 2001.

        At December 31, 2001, the total equipment under capital lease and vendor financing obligations consisted of $190.2 million network equipment and $0.3 million administrative equipment, with accumulated depreciation of $30.8 million and $0.02 million, respectively. At December 31, 2000, all equipment under capital lease and vendor financing obligations was network equipment and totaled $43.5 million with accumulated depreciation of $12.3 million.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets consisted of the following (in thousands):

	December 31,
	2001	2000
Goodwill (net of accumulated amortization of $413,033 and $33,474)	$63,385	$461,168
Customer lists (net of accumulated amortization of $96,955 and $51,587)	42,816	94,514
Other intangible assets (net of accumulated amortization of $1,662 and $791)	3,299	3,869

Total goodwill and other intangible assets, net	$109,500	$559,551

        Amortization expense for goodwill and other intangible assets for the years ended December 31, 2001, 2000 and 1999 were $59.9 million, $53.0 million and $24.6 million, respectively. An asset impairment charge of $376.4 million was recorded in the fourth quarter of 2001 and is reflected in the accumulated amortization balance for goodwill and other intangible assets for the year ended December 31, 2001. See Note 18—"Asset Impairment."

8.    LONG-TERM OBLIGATIONS

        Long-term obligations consisted of the following (in thousands):

	December 31,
	2001	2000
Obligations under capital leases	$28,754	$29,378
Leased fiber capacity	53,713	4,243
Equipment financing	71,492	60,054
Senior notes	422,144	812,439
Other long-term obligations	20,365	3,729
Convertible note	—	50,000
Convertible subordinated debentures	71,119	296,610

Subtotal	667,587	1,256,453
Less: Current portion of long-term obligations	(51,996)	(14,404)

Total long-term obligations	$615,591	$1,242,049

        Future minimum principal payments for senior notes, other long-term obligations and convertible subordinated debentures for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and thereafter are $4.5 million, $12.8 million, $87.3 million, $0.3 million, $0.3 million, and $408.5 million, respectively.

        The indentures governing the senior notes and convertible debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company's ability to incur further indebtedness and make certain payments including the payment of dividends.

Senior Notes and Convertible Debentures

        In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007 ("2000 Convertible Debentures") with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures were convertible into approximately 6,025,170 shares of the Company's common stock based on a conversion price of $49.7913 per share. During the years ended December 31, 2001 and 2000, the Company has reduced the principal balance of the debentures through open market purchases and conversion to the Company's common stock as illustrated in the table below.

        In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 ("October 1999 Senior Notes"). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th. The Company may redeem up to 35% of the original principal amount of the October 1999 Senior Notes at 112.75% of the principal amount thereof, plus accrued and unpaid interest through the redemption date prior to October 15, 2002. During the years ended December 31, 2001 and 2000, the Company has reduced the principal balance of these senior notes through open market purchases as illustrated in the table below. See Note 20—"Subsequent Events."

        In January 1999, the Company completed the sale of $200 million aggregate principal amount of 11 1/4% senior notes due 2009 ("January 1999 Senior Notes") with semi-annual interest payments due on January 15th and July 15th. The January 1999 Senior Notes are due January 15, 2009 with early redemption at the option of the Company at any time after January 15, 2004. The Company may redeem up to 35% of the original principal amount of the January 1999 Senior Notes at 111.25% of the principal amount thereof, plus accrued and unpaid interest through the redemption date prior to January 15, 2002. In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of the Company's 11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture. During the year ended December 31, 2001, the Company has reduced the principal balance of these senior notes through open market purchases as illustrated in the table below. See Note 20—"Subsequent Events."

        On May 19, 1998, the Company completed the sale of $150 million 9 7/8% senior notes due 2008 ("1998 Senior Notes") with semi-annual interest payments due on May 15th and November 15th. The 1998 Senior Notes are due May 15, 2008 with early redemption at the option of the Company at any time after May 15, 2003. In addition, prior to May 15, 2001, the Company may redeem up to 25% of the originally issued principal amount of the 1998 Senior Notes at 109.875% of the principal amount thereof, plus accrued and unpaid interest through the redemption date. During the year ended December 31, 2001, the Company has reduced the principal balance of these senior notes through open market purchases as illustrated in the table below.

        On August 4, 1997, the Company completed the sale of $225 million 11 3/4% senior notes due 2004 ("1997 Senior Notes") and warrants to purchase 392,654 shares of the Company's common stock, with semi-annual interest payments due on February 1st and August 1st. The 1997 Senior Notes are due

August 1, 2004 with early redemption at the option of the Company at any time after August 1, 2001, at a premium to par value. During the years ended December 31, 2001 and 2000, the Company has reduced the principal balance of these senior notes through open market purchases as illustrated in the table below.

        The following table illustrates the changes in the balances of the Company's senior notes and debentures for the years ended December 31, 2001 and 2000. See Note 19—"Gain on Early Extinguishment of Debt."

	For the Year Ended December 31, 2001
	Balance at December 31, 2000	Principal Purchases	Conversion to Common Stock	Warrant Amortization	Balance at December 31, 2001	Value of Shares Issued and Cash Paid for Purchase of Principal
2000 5 3/4% Convertible Debentures due 2007	296,610,000	(33,027,000)	(192,464,000)	—	71,119,000	65,147,343
October 1999 12 3/4% Senior Notes due 2009	239,350,000	(112,670,000)	—	—	126,680,000	25,806,250
January 1999 11 1/4% Senior Notes due 2009	245,467,000	(105,880,000)	—	—	139,587,000	24,032,724
1998 9 7/8% Senior Notes due 2008	150,000,000	(80,980,000)	—	—	69,020,000	18,694,158
1997 11 3/4% Senior Notes due 2004	177,622,321	(91,700,000)	—	935,024	86,857,345	21,353,812

Total	1,109,049,321	(424,257,000)	(192,464,000)	935,024	493,263,345	155,034,287

	For the Year Ended December 31, 2000
	Balance at December 31, 1999	Principal Additions	Principal Purchases	Warrant Amortization	Balance at December 31, 2000	Value of Shares Issued and Cash Paid for Purchase of Principal
2000 5 3/4% Convertible Debentures due 2007	—	300,000,000	(3,390,000)	—	296,610,000	599,350
October 1999 12 3/4% Senior Notes due 2009	250,000,000	—	(10,650,000)	—	239,350,000	2,951,188
January 1999 11 1/4% Senior Notes due 2009	245,467,000	—	—	—	245,467,000	—
1998 9 7/8% Senior Notes due 2008	150,000,000	—	—	—	150,000,000	—
1997 11 3/4% Senior Notes due 2004	223,340,179	—	(46,080,000)	362,142	177,622,321	15,657,591

Total	868,807,179	300,000,000	(60,120,000)	362,142	1,109,049,321	19,208,129

Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

        In December 1999, the Company agreed to purchase $23.2 million of fiber capacity from Qwest Communications which provides the Company with an asynchronous transfer mode (ATM) + Internet protocol (IP) based international broadband backbone. The backbone is comprised of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas. In March 2000, the Company agreed to purchase an additional $20.8 million of fiber capacity. As of June 30, 2001, the Company had fulfilled the total purchase obligation. As of December 31, 2001, the Company had made cash payments of $27.1 million. At December 31, 2001 the Company had a liability recorded in the amount of $16.9 million, which reflects a promissory note payable over three and one-half years bearing interest at a rate equal to the Prime Rate plus 3.5% per annum (8.25% at December 31, 2001).

        During the three months ended June 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited ("SCCL"). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term bearing an interest rate of 8.44%. At December 31, 2001, the Company had a liability recorded under this agreement in the amount of $11.6 million.

        In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $26.1 million (51.1 million Australian dollars ("AUD")) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation with cash payments of $6.6 million (13 million AUD). At December 31, 2001, the Company had a liability recorded in the amount of $19.5 million (38.1 million AUD), which reflects a promissory note payable over a four-year term bearing interest at a rate of 14.29%.

        During the year ended December 31, 2000, Cisco Systems Capital Corporation provided the Company with $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2001 and 2000, $18.3 million and $4.4 million, respectively, were utilized under this facility and are categorized as obligations under capital lease. Borrowings under this credit facility are payable over terms ranging from one to four years and bear a weighted average rate of 10.55%. See Note 20—"Subsequent Event."

        During the years ended December 31, 2000 and 1999, NTFC Capital Corporation provided the Company with $15.0 million and $30.0 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2001 and 2000, $45.0 million and $43.6 million, respectively, were utilized by the Company. The Company had liabilities recorded at December 31, 2001 and 2000 of $45.0 million and $43.6 million, respectively. Borrowings under this credit facility are payable over a five-year term and are each priced at the date of drawdown at a 495 basis point spread off of the five-year United States Treasury rate; the interest rates range from 9.94% to 11.56%.

        During the year ended December 31, 1999, Ericsson Financing Plc ("Ericsson") provided the Company with $30.9 million (21.3 million British pounds) in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2001 and 2000, $17.6 million (12.1 million British pounds) and $12.3 million (8.5 million British pounds), respectively, were utilized under this facility. Borrowings under this credit facility accrue interest at rates equal to LIBOR of the relevant currency plus 5.8% (10.31% at December 31, 2001) for 50% of the capital and at 3.8% above LIBOR (8.31% at December 31, 2001) for the other 50%, and are payable over a five-year term. The Company had liabilities recorded at December 31, 2001 and 2000 of $13.8 million and $11.2 million, respectively. During the three months ended December 31, 2001, the Company renegotiated payment terms with Ericsson. Under the new terms, the principal of the borrowings is to be deferred until May 15, 2003. Interest until commencement of repayment will be accrued at 3.8% above LIBOR per annum for 50% of the capital and at 1.8% above LIBOR for the other 50%. All obligations under this credit facility will be fulfilled by February 15, 2006.

        During the year ended December 31, 2000, General Electric Capital Corporation provided the Company with $20.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2001 and 2000, $12.7 million and $5.3 million, respectively, were utilized under this facility. The Company had liabilities recorded at December 31, 2001 and 2000 of $12.7 million and $5.3 million, respectively. Borrowings under this facility are priced at the date of drawdown at a 500 basis point spread off of the five-year United States Treasury rate and are payable over a five-year term; the interest rates range from 9.72% to 9.95%.

        In March 2000, the Company entered into a strategic business alliance agreement with Hewlett-Packard Company ("Hewlett-Packard") pursuant to which Hewlett-Packard would provide products and services to enable the Company to develop data centers in Europe, Australia, Japan and Brazil. Hewlett-Packard also agreed to purchase up to $50 million in convertible debt. During the year ended December 31, 2000, Hewlett-Packard funded the entire $50 million under the agreement; the convertible note was due in March 2005, and the debt would bear interest at a rate of 9.25% per annum. The outstanding principal and unpaid accrued interest were convertible into the Company's common stock at a price of $60 per share. In October 2001, the Company fully extinguished its vendor debt and related obligations to Hewlett-Packard with a cash payment of $5 million. This transaction resulted in an extraordinary gain of $45.9 million for the period ended December 31, 2001.

Other

        In July 2001, the Company consummated a transaction financing accounts receivables of its wholly-owned Canadian subsidiary, Primus Canada, with Textron Financial Canada Limited, an affiliate of

RFC Capital Corporation. Under the terms of the financing arrangement, the Company can obtain cash proceeds of up to $19.8 million depending upon the level of customer receivables. The Company pledged $17.4 million of its accounts receivable as collateral as of December 31, 2001 and recorded a liability of $12.4 million, which is included in current portion of long-term obligations. This financing will terminate in July 2003 and bears fees at a rate of Canada Prime Rate plus 3.25% (7% at December 31, 2001), plus an additional $282,823 (450,000 Canadian dollars) per annum.

9. INCOME TAXES

        The following does not include the effect of the enactment of the Job Creation and Workers Assistance Act in March 2002. See Note 20—"Subsequent Events."

        Effective and Statutory Rate Reconciliation—The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision for each period is shown in the table below (in thousands):

	For the Year Ended December 31,
	2001	2000	1999
Tax benefit at federal statutory rate	$(104,150)	$(61,132)	$(39,458)
State income tax, net of federal benefit	—	(3,700)	(3,996)
Effect of rate differences outside the United States	14,628	251	—
Increase in valuation allowance	93,368	61,293	36,767
Goodwill amortization	1,791	2,703	—
Other	(637)	585	6,687

Income taxes	$5,000	$—	$—

        Deferred Income Taxes—The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets (non-current):
Accrued expenses	—	325
Net operating loss carryforwards	91,330	196,452
Bad debt reserve	1,913	5,467
Basis difference in intangibles	15,389	4,218
Basis difference in fixed assets	3,192	—
Basis difference in fixed assets-impairment	167,119	—
AMT credit carryforward	5,000	—
Other	1,202	3,157
Valuation allowance	(255,637)	(182,463)

	29,508	27,156

Deferred tax liabilities (current):
Other	2,754	11
Depreciation	26,754	27,145

	29,508	27,156

Net deferred taxes	$—	$—

        During the year ended December 31, 2001, the valuation allowance increased by approximately $73.2 million primarily due to the asset impairment write-down during the fourth quarter of 2001. At December 31, 2001, the Company's net deferred tax assets are fully offset by a valuation allowance.

        At December 31, 2001, the Company had United States operating loss carryforwards of $79.7 million available to reduce future United States taxable income which expire in 2020.

        As of December 31, 2001, the Company had foreign operating loss carryforwards of approximately $173.9 million that expire at various times and some of which carryforward without expiration.

        No provision was made in 2001 for United States income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, marketable securities and accounts payable approximate fair value. The estimated fair value of the Company's 2000 Convertible Debentures, 1999, 1998 and 1997 Senior Notes (carrying value of $493 million and $1,109 million, at December 31, 2001 and 2000, respectively), based on quoted market prices, was $80 million and $285 million, respectively, at December 31, 2001 and 2000.

11.  COMMITMENTS AND CONTINGENCIES

        Future minimum lease payments under capital lease and vendor financing obligations ("Equipment Financing") and non-cancelable operating leases as of December 31, 2001 are as follows (in thousands):

Year Ending December 31,	Equipment Financing	Operating Leases
2002	$50,667	$16,022
2003	54,417	10,505
2004	51,871	7,037
2005	27,184	5,762
2006	4,265	4,327
Thereafter	—	5,415

Total minimum lease payments	$188,404	$49,068
Less: Amount representing interest	(34,445)	—

	$153,959	$49,068

        Rent expense under operating leases was $18.9 million, $16.8 million and $9.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        During the three months ended December 31, 2001, the Company agreed to purchase approximately $12.2 million of additional fiber optic capacity from Southern Cross Cables Limited under an IRU Agreement.

        In the fourth quarter of 2001, the Company received a $9.0 million payment for a retroactive refund of interconnect charges and revenue settlement. This refund was recorded as a reduction of cost of revenue expense and the settlement was recorded as net revenue.

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

        The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any aggregate liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations or cash flows of the Company.

12. STOCKHOLDERS' EQUITY

        In November 2001, the Company exchanged 10,870,668 shares of the Company's common stock for the extinguishment of $62.9 million in principal amount of the 2000 Convertible Debentures. This resulted in an extraordinary gain of $53.3 million, or $1.00 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

        In January 2001, the Company exchanged 8,308,258 shares of the Company's common stock for the extinguishment of $129.6 million in principal amount of the 2000 Convertible Debentures and purchased $38.2 million of principal amount of its senior notes and convertible debentures, prior to maturity, for $11.6 million in cash. These transactions resulted in an extraordinary gain of $106.1 million, or $1.99 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

        On January 10, 2001, the Company received from Inktomi Corporation an investment, which was a part of a strategic alliance created between the two companies in June 2000, of $10 million in exchange for 2,862,254 restricted shares of the Company's common stock.

        At the Company's Annual Meeting of Stockholders held on June 14, 2000, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock to 150,000,000 shares.

        During the years ended December 31, 2001, 2000 and 1999, the Company issued 265,287 shares, 2,946,238 shares and 456,514 shares, respectively, of the Company's common stock as consideration of the purchase price for the various acquisitions.

        In October 1999, the Company sold 8.0 million shares of the Company's common stock at a price of $22.50 per share. The net proceeds from the sale were approximately $169.3 million.

13. STOCK-BASED COMPENSATION

        In December 1998, the Company established the 1998 Restricted Stock Plan (the "Restricted Plan") to facilitate the grant of restricted stock to selected individuals who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. During the years ended December 31, 2001, and December 31, 2000, the Company issued 17,643 shares and 3,000 shares, respectively, of restricted stock under the Restricted Plan at fair value to certain eligible agents. These restricted shares vest ratably on the issue date, first anniversary and second anniversary of the issue date based on a continued relationship. Compensation expense related to the award was approximately $0.1 million and $24,000 for the years ended December 31, 2001 and December 31, 2000, respectively. During the year ended December 31, 2001, the Company cancelled 80,500 shares of restricted stock due to the termination of certain employees. In conjunction with the cancellation, promissory notes of approximately $0.6 million, securing payment for the restricted shares, were forgiven. During the year ended December 31, 1999, the Company issued 130,000 shares of restricted stock under the Restricted Plan at fair value. These restricted shares vest ratably after one, two and three years of continued employment.

        The Company sponsors an Employee Stock Option Plan (the "Employee Plan"). The total number of shares of common stock authorized for issuance under the Employee Plan is 9,000,000. Under the Employee Plan, awards may be granted to key employees of the Company and its subsidiaries in the form of Incentive Stock Options or Nonqualified Stock Options. The Employee Plan allows the granting of options at an exercise price of not less than 100% of the stock's fair value at the date of grant. The options vest over a period of up to three years, and no option will be exercisable more than ten years from the date it is granted.

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

        A summary of stock option activity during the three years ended December 31, 2001 is as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—Beginning of year	5,002,405	$15.90	3,883,359	$12.07	3,128,566	$9.87
Granted	4,171,942	$1.63	2,465,845	$21.25	1,651,200	$16.39
Exercised	—	$—	(488,822)	$5.29	(354,327)	$9.22
Forfeitures	(2,684,759)	$10.02	(857,977)	$19.90	(542,080)	$14.25

Outstanding—end of year	6,489,588	$9.16	5,002,405	$15.90	3,883,359	$12.07

Eligible for exercise—end of year	1,946,078	$16.14	2,063,123	$11.20	1,789,865	$7.69

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in years	Weighted Average Exercise Price	Total Exercisable	Weighted Average Exercise Price
$0.75 to $0.90	2,017,105	9.32	$0.89	30,000	$0.90
$1.94 to $2.38	1,489,030	9.00	$2.34	40,634	$1.94
$4.16	45,000	4.10	$4.16	15,000	$4.16
$7.00 to $10.50	41,418	3.66	$9.30	34,751	$9.07
$10.56 to $15.50	1,741,639	5.30	$13.17	1,228,478	$13.38
$16.00 to $23.87	439,834	6.58	$17.99	325,553	$18.13
$27.00 to $34.13	715,562	7.80	$31.75	271,662	$31.58

	6,489,588			1,946,078

        The weighted average fair value at date of grant for options granted during 2001, 2000 and 1999 was $0.83, $9.54, and $7.99 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999
Expected dividend yield	0%	0%	0%
Expected stock price volatility	162%	109%	85%
Risk-free interest rate	4.0%	5.0%	6.3%
Expected option term	4 years	4 years	4 years

        If compensation cost for the Company's grants for stock-based compensation had been recorded consistently with the fair value-based method of accounting per SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted net loss per share for the years ending December 31, would be as follows:

	2001	2000	1999
Net loss (amounts in thousands):
As reported	$(306,176)	$(174,664)	$(112,736)
Pro forma	$(316,510)	$(187,346)	$(119,241)
Basic and diluted net loss per share:
As reported	$(5.73)	$(4.40)	$(3.72)
Pro forma	$(5.92)	$(4.72)	$(3.93)

14. EMPLOYEE BENEFIT PLANS

        The Company sponsors a 401(k) employee benefit plan (the "401(k) Plan") that covers substantially all United States based employees. Employees may contribute amounts to the 401(k) Plan not to exceed statutory limitations. The 401(k) plan provides an employer matching contribution in the Company's common stock of 50% of the first 6% of employee annual salary contributions. The employees receive the employer match in common stock of the Company which is subject to three-year cliff vesting. In 2001 and 2000, the Company contributed common stock valued at $533,000 and $587,000, respectively. A portion of these contributions were given in the form of cash for the open market purchase of the Company's common stock.

        Effective January 1, 1998, the Company adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to contribute up to 15% of their compensation to purchase the Company's common stock at 85% of the fair market value. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the ESPP. During the years ended December 31, 2001 and 2000, the Company issued 528,243 shares and 87,942 shares under the ESPP, respectively.

15. RELATED PARTIES

        In January 2001, the Company loaned an officer of the Company the principal amount of $0.8 million in the form of a full recourse note. The loan was made in connection with the exercise of options which were expiring and was payable five years from the date of agreement (subject to earlier repayments upon the termination of the officer's employment under certain circumstances) and was secured by shares of the Company's common stock obtained upon exercise of such options. Interest was compounded quarterly at a rate of 6% per annum and payable upon maturity. The transaction was conducted at arm's length. The portion of this note related to the issuance of stock was reflected as a reduction of stockholders' equity (deficit). In November 2001, the Company's Board of Directors approved a rescission of the exercise of this officer's options and as a result, the note was cancelled, the options expired and compensation expense of $0.5 million was recorded based upon the fair value of the stock.

        In June 1999, the Company contracted with a vendor to provide one satellite earth station in Australia and to provide, operate and maintain a satellite link between the Company's router in Los Angeles, California and the earth station. A Director of the Company is the Chairman and a stockholder of the vendor providing such services. The Company paid the vendor an approximately $100,000 one-time charge in 2000 and pays a monthly charge of $144,000.

        At December 31, 2001, the Company held three notes receivable with balances totaling $1.0 million from three officers of the Company. These notes arose during the year ended December 31, 2000 and were in connection with a loan from the Company to each of these officers for the exercise of options which were about to expire. The notes bear interest at the rate of 6% per annum and are payable in full five years from the date of agreement. The transactions were conducted at arm's length. These notes receivable are secured by shares of the Company's common stock acquired upon exercise of such options and are full recourse notes. The portion of the notes related to the issuance of stock is reflected as a reduction of stockholders' equity (deficit). In February 2002, the Company entered into a Retention Agreement with each of these officers which provided that the personal recourse feature of the notes would be removed if such officer remained employed with the Company through May 1, 2003. The shares of the Company's common stock acquired upon exercise of the officer's options will continue to be held by the Company as collateral for the note.

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

        Summary information with respect to the Company's segments is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Net Revenue
North America
United States	$271,588	$343,027	$279,025
Canada	172,647	179,372	125,708
Other	8,876	10,628	1,350

Total North America	453,111	533,027	406,083

Europe
United Kingdom	141,297	159,683	96,321
Germany	99,189	98,053	42,545
Other	116,561	101,250	56,611

Total Europe	357,047	358,986	195,477

Asia-Pacific
Australia	248,173	283,311	221,269
Other	24,144	24,098	9,910

Total Asia-Pacific	272,317	307,409	231,179

Total	$1,082,475	$1,199,422	$832,739

Operating Income/(Loss)
North America	$(411,135)	$(59,064)	$(32,656)
Europe	(202,406)	(40,313)	(6,778)
Asia-Pacific	(58,756)	(13,488)	(6,964)

Total	$(672,297)	$(112,865)	$(46,398)

Capital Expenditures
North America	$40,023	$85,952	$34,171
Europe	17,496	53,244	58,539
Asia-Pacific	30,252	54,576	17,872

Total	$87,771	$193,772	$110,582

        The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	December 31,
	2001	2000	1999
Assets
North America
United States	$264,149	$919,089	$767,089
Canada	112,483	199,556	284,349
Other	10,379	12,834	17,651

Total North America	387,011	1,131,479	1,069,089

Europe
United Kingdom	143,582	214,912	100,299
Germany	62,892	73,839	53,434
Other	29,319	108,672	45,176

Total Europe	235,793	397,423	198,909

Asia-Pacific
Australia	158,902	178,381	171,068
Other	34,508	40,843	11,680

Total Asia-Pacific	193,410	219,224	182,748

Total	$816,214	$1,748,126	$1,450,746

        The Company offers three main products—Voice, Data/Internet (which includes e-commerce, Web hosting, enhanced application and virtual private network), and VoIP in all three segments. Summary net revenue information with respect to the Company's products is as follows (in thousands):

	For the Year Ended December 31,
	2001	2000	1999
Voice	$930,635	$1,077,728	$802,396
Data/Internet	112,836	99,696	30,343
VoIP	39,004	21,998	—

Total	$1,082,475	$1,199,422	$832,739

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2001 and 2000:

	For the quarter ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands)
Net Revenue	$280,005	$271,083	$272,244	$259,143
Gross Margin	$71,643	$76,020	$77,217	$89,754
Loss before Extraordinary Item	$(92,397)	$(69,557)	$(52,547)	$(578,446)
Net Income (Loss)	$13,698	$116,105	$46,143	$(482,122)
Basic and Diluted Net Income (Loss) per Share:
Loss before Extraordinary Item	$(1.84)	$(1.33)	$(1.00)	$(9.93)
Net Income (Loss)	$0.27	$2.21	$0.88	$(8.28)
	For the quarter ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(in thousands)
Net Revenue	$287,953	$300,136	$301,130	$310,203
Gross Margin	$80,518	$84,886	$85,198	$87,639
Loss before Extraordinary Item	$(43,252)	$(50,794)	$(56,376)	$(65,194)
Net Loss	$(43,252)	$(50,794)	$(56,376)	$(24,242)
Basic and Diluted Net Loss per Share:
Loss before Extraordinary Item	$(1.14)	$(1.27)	$(1.40)	$(1.61)
Net Loss	$(1.14)	$(1.27)	$(1.40)	$(0.60)

18.  ASSET IMPAIRMENT

        Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company identified certain long-lived assets for which there were indications of impairment. The overall deterioration in economic conditions within the telecommunications industry during 2001 led the Company to believe that the market value of certain long-lived assets had decreased significantly. As a result, the Company evaluated the following asset groupings, which included any corresponding goodwill: voice, data/Internet, and data centers. The Company's voice business provides international long distance services terminating in over 240 countries, and domestic long distance services within selected countries in its principal service regions. The Company's data/Internet business provides Internet access and data transfer services over ATM and frame relay networks to customers located in North America, Europe, and Australia. The Company's data centers offer Web design, Web hosting, co-location and e-commerce services in its primary operating regions, including the United States, Canada, the United Kingdom, France, and Australia.

        Based on the Company's evaluation, it was determined that the estimated future cash flows were less than the carrying value of its voice and data center long-lived assets. Accordingly, during the fourth quarter of 2001, the Company adjusted the carrying value of its long-lived assets, including property and equipment and intangible assets, to their estimated fair value of $485.0 million. This adjustment resulted in an asset impairment write-down of $526.3 million, or $9.85 per share, consisting of the following specific asset write-downs: $357.3 million in goodwill, $149.9 million in property and equipment, and $19.1 million in customer lists. The estimated fair value of the Company's assets was based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

        The following table outlines the Company's asset impairment write-down by segment (in thousands):

Year Ended December 31, 2001
North America
United States	$230,661
Canada	84,717
Other	—

Total North America	315,378

Europe
United Kingdom	103,683
Germany	13,549
Other	40,427

Total Europe	157,659

Asia-Pacific
Australia	43,437
Other	9,835

Total Asia-Pacific	53,272

Total	$526,309

19.  GAIN ON EARLY EXTINGUISHMENT OF DEBT

        In January 2001, the Company exchanged 8,308,258 shares of the Company's common stock for the extinguishment of $129.6 million in principal amount of the 2000 Convertible Debentures and purchased $38.2 million of principal amount of its senior notes and convertible debentures, prior to maturity, for $11.6 million in cash. These transactions resulted in an after-tax extraordinary gain of $106.1 million, or $1.99 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

        During the three month period ended June 30, 2001, the Company purchased $244.8 million of principal amount of its senior notes, prior to maturity, for $52.2 million in cash. This resulted in an after-tax extraordinary gain of $185.7 million, or $3.48 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

        In July 2001, the Company purchased $141.3 million of principal amount of its senior notes, prior to maturity, for $36.0 million in cash. This resulted in an extraordinary gain of $100.7 million, or $1.86 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

        In October 2001, the Company fully extinguished its vendor debt and related obligations to Hewlett-Packard by over $50 million with a cash payment of $5 million. The long-term debt eliminated by the Company was due in March 2005 and bore an interest rate of 9.25% per annum. This transaction resulted in an extraordinary gain of $45.9 million, or $0.86 per basic and diluted share.

        In November 2001, the Company exchanged 10,870,668 shares of the Company's common stock for the extinguishment of $62.9 million in principal amount of the 2000 Convertible Debentures. This resulted in an extraordinary gain of $53.3 million, or $1.00 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

        In conjunction with the extraordinary gain recorded above, the Company has recorded a $5.0 million income tax provision as the Company is subject to alternative minimum taxes based on the enacted laws and rates for the year ended December 31, 2001. See Note 20—"Subsequent Events."

        The senior notes and convertible debentures purchased by the Company have not been cancelled as of December 31, 2001. These are held as treasury bonds and are recorded as a reduction of long-term obligations.

20.  SUBSEQUENT EVENTS

        In January 2002, the Company made open market purchases of $32.5 million principal amount of high yield debt securities for which it paid $4.4 million in cash. In particular, the following high yield debt securities were purchased: $21.5 million principal amount of the January 1999 Senior Notes and $11.0 million principal amount of the October 1999 Senior Notes. This transaction will result in an extraordinary gain of $27.3 million during the three months ending March 31, 2002.

        In February 2002, the Company retired $36.4 million in principal amount of the 2000 Convertible Debentures that had been previously purchased by the Company in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations.

        In March 2002, the Company settled its outstanding equipment lease obligations of approximately $15 million with CISCO Systems Capital Corporation for $6.5 million in cash and 1,200,000 shares of the Company's common stock. $5.0 million was paid in March 2002. $1.5 million remains payable as of March 31, 2002 and is due April 2, 2003. This transaction will result in an extraordinary gain of approximately $7 million during the three months ending March 31, 2002.

        In March 2002, the Company consummated a transaction financing accounts receivables of a certain wholly-owned subsidiary, with RFC Capital Corporation, a division of Textron Inc. This transaction and a separate transaction consummated in July 2001 with RFC Capital Corporation are bound by a common allowable amount for financing of $29.8 million, depending on the level of customer receivables.

        On March 9, 2002, President Bush signed into law the Job Creation and Workers Assistance Act of 2002. The new law suspends the 90% limitation of net operating loss carryforward (NOL) for alternative minimum taxes (AMT). In accordance with SFAS No. 109, "Accounting for Income Taxes," any changes in tax laws or rates should be reflected in the year of enactment. Accordingly in the first quarter of 2002, the $5 million tax provision recorded for the alternative minimum taxes at December 31, 2001 and the AMT credit carryforward will be reversed.

SCHEDULE II
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS

        Activity in the Company's allowance accounts for the years ended December 31, 2001, 2000 and 1999 was as follows (in thousands):

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other(1)	Balance at End of Period
1999	$14,976	$27,908	$(19,843)	$13,412	$36,453
2000	$36,453	$17,756	$(23,713)	$3,968	$34,464
2001	$34,464	$40,235	$(52,310)	$—	$22,389
	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
1999	$38,268	$90,354	$—	$—	$128,622
2000	$128,622	$53,841	$—	$—	$182,463
2001	$182,463	$73,174	$—	$—	$255,637

(1)
Other additions represent the allowance for doubtful accounts receivable, which were recorded in connection with business acquisitions.

S-1

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS
INDEPENDENT AUDITORS' REPORT
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED VALUATION AND QUALIFYING ACCOUNTS