Form 10-Q
period 2002-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2002-05-14
CIK 1006837

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2002
Common Stock $.01 par value	64,800,912

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

INDEX TO FORM 10-Q

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
NET REVENUE	$244,667	$280,005
COST OF REVENUE	161,558	208,362

GROSS MARGIN	83,109	71,643

OPERATING EXPENSES
Selling, general and administrative	61,979	84,873
Depreciation and amortization	20,182	36,471

Total operating expenses	82,161	121,344

INCOME (LOSS) FROM OPERATIONS	948	(49,701)
INTEREST EXPENSE	(17,693)	(31,207)
INTEREST INCOME AND OTHER INCOME (EXPENSE)	(420)	(11,489)

LOSS BEFORE INCOME TAX BENEFIT	(17,165)	(92,397)
INCOME TAX BENEFIT	10,668	—

LOSS BEFORE EXTRAORDINARY ITEM	(6,497)	(92,397)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	35,264	106,095

NET INCOME	$28,767	$13,698

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted:
Loss before extraordinary item	$(0.10)	$(1.84)
Gain on early extinguishment of debt	0.55	2.11

Net income	$0.45	$0.27

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,907	50,230

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)
(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,445	$83,953
Marketable securities	—	538
Restricted cash	5,202	4,961
Accounts receivable (net of allowance for doubtful accounts receivable of $25,835 and $22,389)	189,154	190,293
Prepaid expenses and other current assets	40,490	34,170

Total current assets	314,291	313,915
PROPERTY AND EQUIPMENT—Net	375,398	375,464
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	101,334	109,500
OTHER ASSETS	16,647	17,335

TOTAL ASSETS	$807,670	$816,214

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$116,940	$118,176
Accrued interconnection costs	107,802	105,872
Accrued expenses and other current liabilities	74,878	74,754
Accrued interest	18,725	20,746
Current portion of long-term obligations	60,680	51,996

Total current liabilities	379,025	371,544
LONG-TERM OBLIGATIONS	566,794	615,591
OTHER LIABILITIES	9,043	7,563

Total liabilities	954,862	994,698

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value—authorized 2,455,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 150,000,000 shares; issued and outstanding 64,775,097 and 63,457,554 shares	648	635
Additional paid-in capital	607,910	607,123
Accumulated deficit	(676,462)	(705,229)
Accumulated other comprehensive loss	(79,288)	(81,013)

Total stockholders' deficit	(147,192)	(178,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$807,670	$816,214

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,767	$13,698
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	20,216	36,536
Allowance for doubtful accounts receivable	6,390	15,447
Minority interest share of loss	214	116
Marketable securities write-off	—	15,000
Deferred income taxes	(5,668)	—
Gain on early extinguishment of debt	(35,264)	(106,095)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(4,692)	8,994
Increase in prepaid expenses and other current assets	(1,450)	(7,534)
Decrease in other assets	1,848	1,031
Decrease in accounts payable	(731)	(5,083)
Decrease in accrued expenses, other current liabilities and other liabilities	(1,500)	(19,788)
Decrease in accrued interest payable	(1,388)	(3,626)
Sale of trading marketable securities	532	—

Net cash provided by (used in) operating activities	7,274	(51,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,218)	(35,577)
Cash used for business acquisitions, net of cash acquired	(181)	(216)

Net cash used in investing activities	(7,399)	(35,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	9,509	—
Purchase of the Company's debt securities	(4,383)	(11,611)
Principal payments on capital leases, vendor financing and other long-term obligations	(9,016)	(3,680)
Proceeds from sale of common stock	56	10,215

Net cash used in financing activities	(3,834)	(5,076)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(549)	(2,554)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,508)	(94,727)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,953	398,378

CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,445	$303,651

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
NET INCOME	$28,767	$13,698
OTHER COMPREHENSIVE INCOME (LOSS)—
Foreign currency translation adjustment	1,725	(40,948)
Unrealized gain (loss) on marketable securities:
Unrealized holding loss arising during period	—	(747)
Reclassification adjustment for loss included in net loss	—	15,000

COMPREHENSIVE INCOME (LOSS)	$30,492	$(12,997)

See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Basis of Presentation

        The accompanying unaudited consolidated financial statements of Primus Telecommunications Group, Incorporated (the "Company" or "Primus") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        New Accounting Pronouncements—In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Impairment for Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. The Company adopted the provisions of SFAS No. 144 in the three months ended March 31, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS No. 143.

        In July 2001, the FASB issued two new statements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, are to be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company discontinued amortization of goodwill on January 1, 2002. The Company has reviewed estimated useful lives of previously recorded customer lists in accordance with SFAS No. 142. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment test as of January 1, 2002 during the second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle. The Company has not yet determined what the effect of these tests, if any, will be on the earnings and financial position of the Company.

(3)
Income Taxes

        In March 2002, the Job Creation and Workers Assistance Act of 2002 was signed into law and suspends the 90% limitation of net operating loss carryforward ("NOL") for alternative minimum taxes ("AMT"). In accordance with SFAS No. 109, "Accounting for Income Taxes," any changes in tax laws or rates should be reflected in the year of enactment. Accordingly in the first quarter of 2002, the $5 million tax provision recorded for the alternative minimum taxes at December 31, 2001 and the AMT credit carryforward was reversed, resulting in an income tax benefit.

        At March 31, 2002, the Company had a deferred tax asset of $5.7 million, included in prepaid and other current assets, which is not fully offset by a valuation allowance as it is more likely than not that this asset will be realized. The deferred tax asset of $5.7 million was created by foreign operating loss carryforwards.

(4)
Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2002	December, 31 2001
	(unaudited)
Goodwill	$63,223	$63,385
Customer lists (net of accumulated amortization of $101,312 and $96,955)	37,825	42,816
Other intangible assets (net of accumulated amortization of $1,731 and $1,662)	286	3,299

Total goodwill and other intangible assets, net	$101,334	$109,500

        Amortization expense for customer lists and other intangible assets for the three months ended March 31, 2002 was $5.2 million. Amortization expense for goodwill, customer lists and other intangible assets for the year ended December 31, 2001 was $15.4 million.

(5)
Long-Term Obligations

        Long-term obligations consisted of the following (in thousands):

	March 31, 2002	December, 31 2001
	(unaudited)
Obligations under capital leases	$12,775	$28,754
Equipment financing	71,241	71,492
Leased fiber capacity	54,881	53,713
Accounts receivable financing facility and other	27,746	20,365
Senior notes	389,712	422,144
Convertible subordinated debentures	71,119	71,119

Subtotal	627,474	667,587
Less: Current portion of long-term obligations	(60,680)	(51,996)

Total long-term obligations	$566,794	$615,591

        The indentures governing the senior notes and convertible debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company's ability to incur further indebtedness and make certain payments including the payment of dividends.

  Senior Notes and Convertible Debentures

        In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007 ("2000 Convertible Debentures") with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures were convertible into approximately 6,025,170 shares of the Company's common stock based on a conversion price of $49.7913 per share. During the years ended December 31, 2001 and 2000, the Company has reduced the principal balance of the debentures through open market purchases and conversion to the Company's common stock. In February 2002, the Company retired $36.4 million in principal amount of the 2000 Convertible Debentures that had been previously purchased by the Company in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2000.

        In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 ("October 1999 Senior Notes"). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th. The Company may redeem up to 35% of the original principal amount of the October 1999 Senior Notes at 112.75% of the principal amount thereof, plus accrued and unpaid interest through the redemption date prior to October 15, 2002. During the three months ended March 31, 2002 and the years ended December 31, 2001 and 2000, the Company has reduced the principal balance of these senior notes through open market purchases. See the table below for detail on debt repurchases since December 31, 2000.

        In January 1999, the Company completed the sale of $200 million aggregate principal amount of 11 1/4% senior notes due 2009 ("January 1999 Senior Notes") with semi-annual interest payments due on January 15th and July 15th. The January 1999 Senior Notes are due January 15, 2009 with early redemption at the option of the Company at any time after January 15, 2004. The Company may redeem up to 35% of the original principal amount of the January 1999 Senior Notes at 111.25% of the principal amount thereof, plus accrued and unpaid interest through the redemption date prior to January 15, 2002. In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of the Company's 11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture. During the three months ended March 31, 2002 and the year ended December 31, 2001, the Company has reduced the principal balance of these senior notes through open market purchases. See the table below for detail on debt repurchases since December 31, 2000.

        On May 19, 1998, the Company completed the sale of $150 million 9 7/8% senior notes due 2008 ("1998 Senior Notes") with semi-annual interest payments due on May 15th and November 15th. The 1998 Senior Notes are due May 15, 2008 with early redemption at the option of the Company at any time after May 15, 2003. In addition, prior to May 15, 2001, the Company may redeem up to 25% of the originally issued principal amount of the 1998 Senior Notes at 109.875% of the principal amount thereof, plus accrued and unpaid interest through the redemption date. During the year ended December 31, 2001, the Company has reduced the principal balance of these senior notes through open market purchases. See the table below for detail on debt repurchases since December 31, 2000.

        On August 4, 1997, the Company completed the sale of $225 million 11 3/4% senior notes due 2004 ("1997 Senior Notes") and warrants to purchase 392,654 shares of the Company's common stock, with semi-annual interest payments due on February 1st and August 1st. The 1997 Senior Notes are due August 1, 2004 with early redemption at the option of the Company at any time after August 1, 2001, at a premium to par value. During the years ended December 31, 2001 and 2000, the Company has reduced the principal balance of these senior notes through open market purchases. See the table below for detail on debt repurchases since December 31, 2000.

        The following table shows the changes in the balances of the Company's senior notes and debentures for the three months ended March 31, 2002 and the year ended December 31, 2001. The senior notes purchased by the Company have not been cancelled. These are held as treasury bonds and are recorded as a reduction of long-term obligations. See Note 10—"Gain on Early Extinguishment of Debt."

For the three months ended March 31, 2002

	Balance at December 31, 2001	Principal Purchases	Conversion to Common Stock	Warrant Amortization	Balance at March 31, 2002	Cash Paid for Purchase of Principal
2000 5 3/4% Convertible Debentures due 2007	$71,119,000	$—	$—	$—	$71,119,000	$—
October 1999 12 3/4% Senior Notes due 2009	126,680,000	(11,000,000)	—	—	115,680,000	1,485,000
January 1999 11 1/4% Senior Notes due 2009	139,587,000	(21,467,000)	—	—	118,120,000	2,898,045
1998 9 7/8% Senior Notes due 2008	69,020,000	—	—	—	69,020,000	—
1997 11 3/4% Senior Notes due 2004	86,857,345	—	—	35,096	86,892,441	—

Total	$493,263,345	$(32,467,000)	$—	$35,096	$460,831,441	$4,383,045

For the Year Ended December 31, 2001

	Balance at December 31, 2000	Principal Purchases	Conversion to Common Stock	Warrant Amortization	Balance at December 31, 2001	Value of Shares Issued and Cash Paid for Purchase of Principal
2000 5 3/4% Convertible Debentures due 2007	$296,610,000	$(33,027,000)	$(192,464,000)	$—	$71,119,000	$65,147,343
October 1999 12 3/4% Senior Notes due 2009	239,350,000	(112,670,000)	—	—	126,680,000	25,806,250
January 1999 11 1/4% Senior Notes due 2009	245,467,000	(105,880,000)	—	—	139,587,000	24,032,724
1998 9 7/8% Senior Notes due 2008	150,000,000	(80,980,000)	—	—	69,020,000	18,694,158
1997 11 3/4% Senior Notes due 2004	177,622,321	(91,700,000)	—	935,024	86,857,345	21,353,812

Total	$1,109,049,321	$(424,257,000)	$(192,464,000)	$935,024	$493,263,345	$155,034,287

  Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

        In December 1999, the Company agreed to purchase $23.2 million of fiber capacity from Qwest Communications which provides the Company with an asynchronous transfer mode ("ATM") + Internet protocol ("IP") based international broadband backbone. The backbone is comprised of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas. In March 2000, the Company agreed to purchase an additional $20.8 million of fiber capacity. As of June 30, 2001, the Company had fulfilled the total purchase obligation. As of December 31, 2001, the Company had made cash payments of $27.1 million. At March 31, 2002 the Company had a liability recorded in the amount of $16.4 million, which reflects a promissory note payable over three and one-half years bearing interest at a rate equal to the Prime Rate plus 3.5% per annum (8.25% at March 31, 2002).

        During the three months ended June 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited ("SCCL"). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term bearing an interest rate of 8.44%. At March 31, 2002, the Company had a liability recorded under this agreement in the amount of $12.5 million.

        In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $27.3 million (51.1 million Australian dollars ("AUD")) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation with cash payments of $6.6 million (13 million AUD). At March 31, 2002, the Company had a liability recorded in the amount of $20.3 million (38.1 million AUD), which reflects a promissory note payable over a four-year term bearing interest at a rate of 14.29%.

        During the year ended December 31, 2000, Cisco Systems Capital Corporation ("a major vendor") provided the Company with $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. In March 2002, the Company settled its outstanding equipment lease obligations of $15.3 million with Cisco for $6.5 million in cash and 1,200,000 shares of the Company's common stock. $5.0 million was paid in March 2002. $1.5 million remains payable as of March 31, 2002 and is due April 2, 2003. This transaction resulted in an extraordinary gain of $8.0 million during the three months ended March 31, 2002.

        During the years ended December 31, 2000 and 1999, NTFC Capital Corporation provided the Company with $15.0 million and $30.0 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased. At March 31, 2002 and December 31, 2001, $45.0 million was utilized by the Company and recorded as a liability. Borrowings under this credit facility are payable over a five-year term and are each priced at the date of drawdown at a 495 basis point spread off of the five-year United States Treasury rate; the interest rates range from 9.94% to 11.56%.

        During the year ended December 31, 1999, Ericsson Financing Plc ("Ericsson") provided the Company with $30.3 million (21.3 million British pounds) in financing to fund the purchase of network equipment, secured by the equipment purchased. At March 31, 2002 and December 31, 2001 $17.2 million (12.1 million British pounds) was utilized under this facility. Borrowings under this credit facility accrue interest at rates equal to LIBOR of the relevant currency plus 5.8% (10.65% at March 31, 2002) for 50% of the capital and at 3.8% above LIBOR (8.65% at March 31, 2002) for the other 50%, and are payable over a five-year term. The Company had liabilities recorded at March 31, 2002 and December 31, 2001 of $13.5 million and $13.8 million, respectively. During the three months ended December 31, 2001, the Company renegotiated payment terms with Ericsson. Under the new terms, the principal of the borrowings is to be deferred until May 15, 2003. Interest until commencement of repayment will be accrued at 3.8% above LIBOR per annum for 50% of the capital and at 1.8% above LIBOR for the other 50%. All obligations under this credit facility will be fulfilled by February 15, 2006.

        During the year ended December 31, 2000, General Electric Capital Corporation provided the Company with $20.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. At March 31, 2002 and December 31, 2001, $12.7 million was utilized under this facility. The Company had liabilities recorded at March 31, 2002 and December 31, 2001 of $12.7 million. Borrowings under this facility are priced at the date of drawdown at a 500 basis point spread off of the five-year United States Treasury rate and are payable over a five-year term; the interest rates range from 9.72% to 9.95%.

  Other

        In March 2002, the Company consummated a transaction financing accounts receivables of a certain wholly-owned subsidiary, with RFC Capital Corporation, a division of Textron Inc. The Company pledged $11.3 million as collateral as of March 31, 2002, and recorded a liability of $9.7 million which is included in current portion of long-term obligations. This financing will terminate in March 2004 and bears fees at a rate of Bloomberg BBSWIB rate plus 5.75% per annum (10.12% at March 31, 2002), plus an additional $150,000 per annum.

        In July 2001, the Company consummated a transaction financing accounts receivables of its wholly-owned Canadian subsidiary, Primus Canada, with Textron Financial Canada Limited, an affiliate of RFC Capital Corporation. The Company pledged $15.8 million and $17.4 million of its accounts receivable as collateral as of March 31, 2002 and December 31, 2001, respectively, and recorded a liability of $12.1 million and $12.4 million, respectively, which is included in current portion of long-term obligations. This financing will terminate in July 2003 and bears fees at a rate of Canada Prime Rate plus 3.25% (7.0% at March 31, 2002), plus an additional $282,000 (450,000 Canadian dollars) per annum.

        These transactions with RFC Capital Corporation are bound by a common allowance amount for financing of $29.8 million, depending on the level of customer receivables.

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

        Summary information with respect to the Company's segments is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Net Revenue
North America
United States	$51,729	$77,524
Canada	41,477	45,378
Other	1,979	2,476

Total North America	95,185	125,378

Europe
United Kingdom	32,125	35,269
Germany	19,024	21,972
Netherlands	13,038	2,665
Other	19,916	22,518

Total Europe	84,103	82,424

Asia-Pacific
Australia	60,178	64,948
Other	5,201	7,255

Total Asia-Pacific	65,379	72,203

Total	$244,667	$280,005

Operating Income/(Loss)
North America	$(9,356)	$(29,780)
Europe	2,492	(14,122)
Asia-Pacific	7,812	(5,799)

Total	$948	$(49,701)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
North America
United States	$224,053	$264,149
Canada	125,700	112,483
Other	10,410	10,379

Total North America	360,163	387,011

Europe
United Kingdom	146,040	143,582
Germany	38,582	62,892
Netherlands	43,765	37,651
Other	8,392	(8,332)

Total Europe	236,779	235,793

Asia-Pacific
Australia	172,571	158,902
Other	38,157	34,508

Total Asia-Pacific	210,728	193,410

Total	$807,670	$816,214

        The Company offers three main products—Voice, Data/Internet (which includes e-commerce, Web hosting, enhanced application and virtual private network), and VoIP in all three segments. Summary net revenue information with respect to the Company's products is as follows (in thousands):

	Three months ended March 31,
	2002	2001
	(unaudited)
Voice	$203,249	$247,912
Data/Internet	28,448	24,666
VoIP	12,970	7,427

Total	$244,667	$280,005

(7)
Commitments and Contingencies

        During the three months ended December 31, 2001, the Company agreed to purchase $12.2 million of additional fiber optic capacity from Southern Cross Cables Limited under an IRU Agreement. The Company has purchased $1.3 million under the agreement as of March 31, 2002.

        On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A., based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is currently the Company's subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000, and discovery has commenced. The Company's ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company's financial results. The Company intends to defend the case vigorously. Management believes that this suit will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

(8)
Stockholders' Equity

        In March 2002, the Company settled its outstanding equipment lease obligations of $15.3 million with a major vendor for $6.5 million in cash and issued 1,200,000 shares of the Company's common stock.

(9)
Related Parties

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

(10)
Gain on Early Extinguishment of Debt

        In January 2002, the Company made open market purchases of $32.5 million principal amount of high yield debt securities for which it paid $4.4 million in cash. In particular, the following high yield debt securities were purchased: $21.5 million principal amount of the January 1999 Senior Notes and $11.0 million principal amount of the October 1999 Senior Notes. These transactions resulted in an extraordinary gain of $27.3 million, or $0.43 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

        The debt securities purchased by the Company have not been cancelled. These are held as treasury bonds and are recorded as a reduction of long-term obligations.

        In March 2002, the Company settled its outstanding equipment lease obligations of $15.3 million with a major vendor for $6.5 million in cash and 1,200,000 shares of the Company's common stock. $5.0 million was paid in March 2002. $1.5 million remains payable as of March 31, 2002 and is due April 2, 2003. This transaction resulted in an extraordinary gain of $8.0 million, or $0.13 per basic and diluted share.

(11)
Subsequent Events

        None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

        Primus is a global facilities-based Total Service Provider offering bundled voice, data, Internet, Digital Subscriber Line ("DSL"), e-commerce, Web hosting, enhanced application, Voice over IP ("VoIP"), Virtual Private Network ("VPN") and other value-added services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan. The Company seeks to capitalize on the increasing demand for high-quality low-cost international communications services, which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of global data and Internet traffic. The Company provides services over its network, which consists of (i) 21 carrier-grade switches, including 14 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom and three domestic switches in the United States and four domestic switches in Australia; (ii) more than 300 points of presence (POPs) and Internet access nodes in additional markets within its principal service regions; (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems; and (iv) an international satellite earth station located in London, together with the capacity the Company leases on an Intelsat satellite. Utilizing this network, along with resale arrangements and foreign carrier agreements, the Company provides service to 2.4 million customers.

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

  •
  negotiating lower variable usage based costs with domestic and foreign service providers and negotiating additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others; and

  •
  continuing to expand the network when traffic volumes justify such investment

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

        Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising and administrative costs. All selling, general and administrative expenses are expensed when incurred, with the exception of direct-response advertising, which is expensed in accordance with Statement of Position 93—7, "Reporting on Advertising Costs." Through various cost-cutting programs, Primus has realized significant savings in sales and marketing expenses, salaries and benefits, occupancy costs and other administrative expenses.

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

Other Operating Data

        The following information for the three months ended March 31, 2002 and 2001 (in thousands) is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.

	Three Months Ended March 31, 2002
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
	(unaudited)
North America	$95,185	389,461	568,233	957,694
Europe	84,103	532,412	269,220	801,632
Asia-Pacific	65,379	45,944	163,535	209,479

Total	$244,667	967,817	1,000,988	1,968,805

	Three Months Ended March 31, 2001
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
	(unaudited)
North America	$125,378	516,265	566,275	1,082,540
Europe	82,424	386,998	283,113	670,111
Asia-Pacific	72,203	57,301	186,015	243,316

Total	$280,005	960,564	1,035,403	1,995,967

        Results of operations for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

        Net revenue decreased $35.3 million or 13% to $244.7 million for the three months ended March 31, 2002 from $280.0 million for the three months ended March 31, 2001. The Company's data/Internet and VoIP revenue contributed $28.5 million and $13.0 million, respectively, for the three months ended March 31, 2002, as compared to $24.7 million and $7.4 million, respectively, for the three months ended March 31, 2001.

    North America: North American net revenue decreased $30.2 million or 24% to $95.2 million for the three months ended March 31, 2002 from $125.4 million for the three months ended March 31, 2001. The decrease is primarily attributed to a decrease in wholesale carrier services as well as reduced rates per minute caused by market pricing pressures. Carrier services revenue in the United States and Canada declined by $25.6 million, or 57.8% from the same period last year. Additionally, the negative impact of the declining value of the Canadian dollar against the United States dollar contributed to the decrease in net revenue.

    Europe: European net revenue increased $1.7 million or 2% to $84.1 million for the three months ended March 31, 2002 from $82.4 million for the three months ended March 31, 2001. The European net revenue increase is mainly attributed to the increase in carrier services, primarily in Italy, France, Denmark and Spain. The increase is partially offset by the negative impact of declining foreign currency exchange rates against the United States dollar and decreased retail voice traffic in other European countries.

    Asia-Pacific: Asia-Pacific net revenue decreased $6.8 million or 9% to $65.4 million for the three months ended March 31, 2002 from $72.2 million for the three months ended March 31, 2001. $4.8 million of the decrease is associated with the Company's Australian operation, which was primarily driven by a decline in revenue from reduced residential voice traffic and reduced provisioning of local access in Australia of $9.3 million, and to a lesser extent, the negative impact of the declining value of the Australian dollar against the United States dollar. The decrease is partially offset by the increase of $4.0 million in data and Internet services in Australia. $2.2 million of the Asia-Pacific decrease is associated with the Company's Japanese operation, which was primarily driven by a decline in data/Internet revenue as well as the negative impact of the declining value of the Japanese dollar against the United States dollar.

        Cost of revenue decreased $46.8 million to $161.6 million, or 66.0% of net revenue, for the three months ended March 31, 2002 from $208.4 million, or 74.4% of net revenue, for the three months ended March 31, 2001. With the majority of the cost of revenue being variable, based on minutes of use, the decrease in the cost of revenue is primarily attributable to the decrease in net revenue. Gross margin increased to 34.0% for the three months ended March 31, 2002 from 25.6% for the three months ended March 31, 2001, due to a reduction in the lower-margin wholesale business as well as improved efficiencies in network routing by diversifying the Company's base of traffic suppliers, frequently evaluating and eliminating under-utilized fixed circuit costs, and improving analysis of off-net and on-net routes.

        Selling, general and administrative expenses decreased $22.9 million to $62.0 million, or 25.3% of net revenue, for the three months ended March 31, 2002 from $84.9 million, or 30.3% of net revenue, for the three months ended March 31, 2001. The decrease is primarily attributable to $11.3 million reduction in salaries and benefits, a reduction of $4.7 million in sales and marketing, and a reduction of $4.0 million in general and administrative expenses. The reduction in salaries and benefits is a result of the reduction of full-time and part-time employees since December 31, 2000. The reduction in sales and marketing, general and administrative, and to a lesser extent, travel and professional services expenses is a result of management initiatives to reduce overhead spending.

        Depreciation and amortization expense decreased $16.3 million to $20.2 million for the three months ended March 31, 2002 from $36.5 million for the three months ended March 31, 2001. The decrease consists of reduction of $10.2 million in amortization expense and $6.1 million in depreciation expense. The decrease is primarily associated with the Company's asset impairment write-down of $526.3 million during the fourth quarter of 2001 in goodwill, property and equipment, and customer lists. The decrease in goodwill amortization expense is also a result of the Company's adoption of SFAS No. 142 on January 1, 2002, under which goodwill is no longer amortized. Goodwill amortization expense for the three months ended March 31, 2001 was $6.5 million.

        Interest expense decreased $13.5 million to $17.7 million for the three months ended March 31, 2002 from $31.2 million for the three months ended March 31, 2001. The decrease is primarily attributed to $14.6 million in interest saved from the principal reduction of the Company's senior notes and convertible debentures and extinguishment of its vendor debt and related obligations to Hewlett-Packard during the year ended December 31, 2001. The decrease is partially offset by interest expense associated with new leased fiber capacity, equipment financing and accounts receivable financing.

        Interest and other income (expense) decreased to an expense of $0.4 million for the three months ended March 31, 2002 from an expense of $11.5 million for the three months ended March 31, 2001. The decrease is mainly associated with the $15.0 million write-off of the Company's investment in Pilot Network Services during the three months ended March 31, 2001 when the investment became permanently impaired. The decrease is also attributed to the decrease in interest income due to a lower cash balance during the three months ended March 31, 2002.

        An income tax benefit of $5.0 million for the three months ended March 31, 2002, resulted from the reversal of the income tax expense recorded in 2001 that was no longer owed after the 90% limitation of NOL for AMT was suspended in March 2002. At March 31, 2002, the Company recorded an income tax benefit related to a deferred tax asset of $5.7 million which was created by foreign operating loss carryforwards.

        Gain on early extinguishment of debt decreased to $35.3 million for the three months ended March 31, 2002 from $106.1 million for the three months ended March 31, 2001. $27.3 million of the gain resulted from the Company's purchase of $32.5 million in principal amount of senior notes, prior to maturity, for $4.4 million in cash, slightly offset by the write-off of related deferred financing costs. $8.0 million of the gain is resulted from the Company's settlement with a major vendor on its outstanding equipment lease obligations of $15.3 million for $6.5 million in cash and 1,200,000 shares of the Company's common stock.

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

        Net cash provided by operating activities was $7.3 million for the three months ended March 31, 2002 as compared to net cash used by operating activities of $51.3 million for the three months ended March 31, 2001. The increase in operating cash generated was comprised of an increase in gross margin of $11.5 million due to cost savings generated through network efficiencies, a decrease in sales, general and administrative expenses of $22.9 million due to substantial cost savings measures and a decrease in interest expense of $13.5 million, partially offset by a $4.7 million increase in accounts receivable.

        Net cash used by investing activities was $7.4 million for the three months ended March 31, 2002 compared to net cash used by investing activities of $35.8 million for the three months ended March 31, 2001. Net cash used by investing activities during the three months ended March 31, 2002 included $7.2 million of capital expenditures primarily for the enhancement of the Company's global network as compared to $35.6 million during the three months ended March 31, 2001.

        Net cash used by financing activities was $3.8 million for the three months ended March 31, 2002 as compared to net cash used by financing activities of $5.1 million for the three months ended March 31, 2001. During the three months ended March 31, 2002, cash used by financing activities was $4.4 million for the purchase of certain of the Company's debt securities, $9.0 million of payments on capital leases, vendor financing and other long-term obligations, offset by $9.5 million of financing received through an accounts receivable financing. During the three months ended March 31, 2001, cash used by financing activities was $11.6 million for the purchase of certain of the Company's debt securities, $3.7 million of payments on capital leases, vendor financing and other long-term obligations, offset by $10.0 million in cash received from Inktomi Corporation in exchange for 2,862,254 shares of the Company's common stock.

        As of March 31, 2002, the Company had $627.5 million of indebtedness.

        Primus is party to a number of secured loans that were arranged under a facility to fund the purchase of telecommunications equipment (the "Equipment Facility"). The lenders under the Equipment Facility, NTFC Capital Corporation and General Electric Capital Corporation, have entered into a letter of intent with Primus to amend the terms of the Equipment Facility to, among other things, defer principal payments otherwise due during the period from January 2002 through April 2003. The lenders have agreed to defer principal payments that were otherwise due in the first quarter of 2002 while the final documentation is being prepared, and it is anticipated that a definitive agreement concerning the other matters covered in the letter of intent will be entered into during the second quarter of 2002. As of March 31, 2002, Primus had outstanding borrowings of $57.7 million under the Equipment Facility.

Short—and Long-Term Liquidity Considerations and Risks

        The Company believes that its existing cash and cash equivalents, $79.4 million as of March 31, 2002, accounts receivable financing, and internally generated funds will be sufficient to fund the Company's debt service requirements, capital expenditures, and other cash needs for its operations at least though March 2003. Nonetheless, the Company will continue to have significant debt and debt service obligations, given such obligations as of March 31, 2002. As of March 31, 2002, the Company has $627.5 million of indebtedness with payments of principal and interest due as follows:

	Equipment Financing	Senior Notes	Accounts Receivable Financing Facility and Other	Convertible Subordinated Debentures	Total
	(amounts in thousands)
Year Ending December 31,
2002	$39,380	$33,335	$3,596	$2,046	$78,357
2003	49,273	45,102	13,401	4,089	111,865
2004	48,206	131,994	10,716	4,089	195,005
2005	27,514	34,853	300	4,089	66,756
2006	4,547	34,853	269	4,089	43,758
Thereafter	51	390,512	1,174	73,164	464,901

Total Minimum Principal & Interest Payments	168,971	670,649	29,456	91,566	960,642
Less: Amount Representing Interest	(30,074)	(280,937)	(1,710)	(20,447)	(333,168)

	$138,897	$389,712	$27,746	$71,119	$627,474

        The Company maintains a dialogue with certain holders of its debt securities regarding the consensual restructuring of those obligations and is currently attempting to renegotiate some of its equipment financing arrangements, which includes capital leases and vendor financing obligations with various vendors. The Company also maintains an active dialogue with potential debt and equity investors for raising additional capital for additional liquidity, debt reduction, payment of debt obligations as they come due, and for additional working capital and growth opportunities. There can be no assurance the Company will be successful in these efforts of obtaining new capital at mutually acceptable terms. If the Company is successful in either restructuring its indebtedness or in raising additional financing, it is likely that securities comprising a significant percentage of the Company's fully-diluted capital will be issued in connection with the completion of such transactions. Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of the Company's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may need to obtain such restructuring, financing and/or relief sooner than expected.

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

Special Note Regarding Forward-Looking Statements

        Statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include without limitation statements set forth in this document and elsewhere regarding, among other things: the Company's expectations of future liquidity, earnings before interest, taxes, depreciation and amortization ("EBITDA"), sales, net revenue, gross profit, operating profit, net income, cash flow, network development, Internet services development, traffic development, capital expenditures, selling, general and administrative expenses, service introductions and cash requirements; the Company's financing and/or debt repurchase, restructuring or exchange plans or initiatives; liquidity and debt service forecasts; management's plans, goals, expectations, guidance, objectives, strategy, and timing for future operations, product plans and performance, predictions or expectations of future growth, results or cash flow; and management's assessment of market factors and future financial performance. Factors and risks, including certain of those described in greater detail in the captions below, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include: changes in business conditions, prevailing trade credit terms or revenues arising from, among other reasons, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers; the failure of certain vendors to make adequate concessions concerning the deferral of principal payments and the reduction of interest rates; the possible inability to raise capital when needed, or at all; the inability to reduce, exchange or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations; changes in the telecommunications or Internet industry or the general economy or capital markets; DSL, Internet and telecommunication competition; changes in financial, capital market and economic conditions; changes in service offerings or business strategies; inability to lease space for data centers at commercially reasonable rates; difficulty in provisioning VoIP services; changes in the regulatory schemes and regulatory enforcement in the markets in which we operate; restrictions on our ability to follow certain strategies or complete certain transactions as a result of our capital structure or debt covenants; the inability to reduce debt significantly; risks associated with the Company's limited DSL, Internet and Web hosting experience and expertise; entry into developing markets; the possible inability to hire and/or retain qualified sales, technical and other personnel, particularly as we continue to attempt to grow our data-centric services, and manage growth; and risks associated with international operations (including foreign currency translation risks); dependence on effective information systems; dependence on third parties to enable us to expand and manage our global network and operations; and dependence on the implementation and performance of the Company's global ATM+IP communications network. As such, actual results or circumstances may vary materially from such forward-looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made. Primus is not necessarily obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors, which could cause results to differ from expectations, include risks described in greater detail below associated with:

        Liquidity Restrictions; Possible Inability to Obtain Necessary Financing. The Company believes that its existing cash, accounts receivable financing, and internally generated funds will be sufficient to fund its operating losses, debt service requirements, capital expenditures, acquisitions and other cash needs for its operations at least through March 2003. However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief. See for instance information under "Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks" and in this "Special Note Regarding Forward-Looking Statements." If adverse events referenced therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

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

        Potential NASDAQ Delisting. On February 14, 2002, the Company received a notice of potential delisting of its common stock from NASDAQ National Market due to the fact that its common stock had not met the minimum prescribed trading prices for continued listing on the NASDAQ National Market. If the minimum bid price per share of its common stock is not $1.00 or greater for a period of ten consecutive trading days before May 15, 2002 (or such shorter period as NASDAQ may notify the Company of), the Company's common stock is likely to be delisted from NASDAQ National Market, subject to its right to appeal any such determination. On April 24, 2002, NASDAQ notified the Company that the Company does not comply with additional listing standards to maintain $4 million in minimum net tangible assets (as compared to its negative $242 million balance) or a minimum of $10 million in stockholder equity (as compared to its balance of negative $178 million) and the Company has been notified that such circumstances also are likely to result in its delisting from the National Market, subject to its right to appeal any such determination. On May 10, 2002, the Company was notified by NASDAQ that its application to transfer to NASDAQ Small Cap Market has been accepted and will be effective at the opening of business May 14, 2002. If the Company does not meet the continuing listing standards for the Small Cap Market, however, and is not successful in an appeal from any adverse determination, its common stock would be delisted from trading on the NASDAQ Small Cap Market and could trade on the OTC Bulletin Board. The OTC Bulletin Board is a substantially less liquid market than the NASDAQ National Market or Small Cap Market. As a result, if its common stock is delisted from the NASDAQ markets, the Company's stockholders may have greater difficulty disposing of their shares in acceptable amounts and at acceptable prices and the Company may have greater difficulty issuing equity securities or securities convertible into common stock in such circumstances. If delisted, the Company cannot assure you when, if ever, its common stock would once again be eligible for listing on either the NASDAQ National Market or Small Cap Market.

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

        Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, the Company had cumulative negative cash flow from operating activities and cumulative negative EBITDA. In addition, the Company incurred net losses since inception and has an accumulated deficit of $676.5 million as of March 31, 2002. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain operating profitability, net income or positive cash flow from operations in any future period.

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

        Foreign currency—A significant portion of net revenue is derived from sales and operations outside the United States. The reporting currency for the Company's consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each respective entity. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on the Company's results of operations. The Company's primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: United States dollar/Australian dollar, United States dollar/Canadian dollar, United States dollar/United Kingdom pound, and United States dollar/Euro dollar. Due to the large percentage of the Company's revenues derived outside of the United States, continued strengthening of the United States dollar would have an adverse impact on the Company's results of operations. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive income (loss)" within the stockholders' equity (deficit) section of the consolidated balance sheets. The Company historically has not engaged in hedging transactions to mitigate foreign exchange risk.

        Interest rates—A substantial majority of the Company's long-term debt obligations are at fixed interest rates. The Company is exposed to interest rate risk as additional financing may be required and certain of its long-term obligations are at variable interest rates. The Company's primary exposure to market risk stems from fluctuations in interest rates. The Company's interest rate risk related to the variable interest rate long-term obligations results from changes in the United States LIBOR, British Pound LIBOR, United States Prime, and Canada Prime rates. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments. The estimated fair value of the Company's 2000 Convertible Debentures, 1999, 1998 and 1997 Senior Notes (carrying value of $461 million), based on quoted market prices, at March 31, 2002 was $152 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A., based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is currently the Company's subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000, and discovery has commenced. The Company's ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company's financial results. The Company intends to defend the case vigorously. Management believes that this suit will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In March 2002, the Company settled its outstanding equipment lease obligations of $15.3 million with a major vendor for $6.5 million in cash and 1,200,000 shares of the Company's common stock. $5.0 million was paid in March 2002. $1.5 million remains payable as of March 31, 2002 and is due April 2, 2003. This transaction resulted in an extraordinary gain of $8.0 million, or $0.13 per basic and diluted share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Effective May 10, 2002, Pradman P. Kaul, Chairman and Chief Executive Officer of Hughes Network Systems, was appointed to the Company's Board of Directors. The Company now has a seven member Board of Directors with Mr. Kaul being the Company's fifth non-management Director. Additionally, at a meeting of the Company's Board of Directors held on May 1, 2002, David Hershberg was appointed to serve as a member of the Audit Committee, joining John Puente and Douglas Karp.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits (see index on page 28)

  (b)
  Reports on Form 8-K

        Not applicable.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Date May 14, 2002	By:	/s/ NEIL L. HAZARD Neil L. Hazard (Executive Vice President, Chief Operating Officer and Chief Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the "S-8 Registration Statement").
3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the "IPO Registration Statement").

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