Form 10-Q/A
period 2002-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2002-08-14
CIK 1006837

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

INDEX TO FORM 10-Q/A

INTRODUCTORY NOTE

        The registrant is filing this Form 10-Q/A to give effect to the restatement as discussed in Note 11 to the consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
	(As Restated, See Note 11)
NET REVENUE	$244,667	$280,005
COST OF REVENUE	161,558	208,362

GROSS MARGIN	83,109	71,643

OPERATING EXPENSES
Selling, general and administrative	61,979	84,873
Depreciation and amortization	20,182	36,471

Total operating expenses	82,161	121,344

INCOME (LOSS) FROM OPERATIONS	948	(49,701)
INTEREST EXPENSE	(17,693)	(31,207)
INTEREST INCOME AND OTHER INCOME (EXPENSE)	(420)	(11,489)

LOSS BEFORE INCOME TAX BENEFIT	(17,165)	(92,397)
INCOME TAX BENEFIT	10,668	—

LOSS BEFORE EXTRAORDINARY ITEM	(6,497)	(92,397)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	27,251	106,095

NET INCOME	$20,754	$13,698

INCOME (LOSS) PER COMMON SHARE:
Basic and diluted:
Loss before extraordinary item	$(0.10)	$(1.84)
Gain on early extinguishment of debt	0.42	2.11

Net income	$0.32	$0.27

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,907	50,230

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)
(unaudited)

	March 31, 2002	December 31, 2001
	(As Restated, See Note 11)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,445	$83,953
Marketable securities	—	538
Accounts receivable (net of allowance for doubtful accounts receivable of $25,835 and $22,389)	189,154	190,293
Prepaid expenses and other current assets	40,490	34,170

Total current assets	309,089	308,954
RESTRICTED CASH	5,202	4,961
PROPERTY AND EQUIPMENT—Net	367,389	375,464
GOODWILL—Net	63,223	63,385
OTHER INTANGIBLE ASSETS—Net	38,111	46,115
OTHER ASSETS	16,647	17,335

TOTAL ASSETS	$799,661	$816,214

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$116,940	$118,176
Accrued interconnection costs	107,802	105,872
Accrued expenses and other current liabilities	74,878	74,754
Accrued interest	18,725	20,746
Current portion of long-term obligations	60,680	51,996

Total current liabilities	379,025	371,544
LONG-TERM OBLIGATIONS	566,794	615,591
OTHER LIABILITIES	9,043	7,563

Total liabilities	954,862	994,698

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value—authorized 2,455,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 150,000,000 shares; issued and outstanding 64,775,097 and 63,457,554 shares	648	635
Additional paid-in capital	607,910	607,123
Accumulated deficit	(684,475)	(705,229)
Accumulated other comprehensive loss	(79,284)	(81,013)

Total stockholders' deficit	(155,201)	(178,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$799,661	$816,214

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
	(As Restated, See Note 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,754	$13,698
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	20,216	36,536
Allowance for doubtful accounts receivable	6,390	15,447
Minority interest share of loss	214	116
Marketable securities write-off	—	15,000
Deferred income taxes	(5,668)	—
Gain on early extinguishment of debt	(27,251)	(106,095)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(4,692)	8,994
Increase in prepaid expenses and other current assets	(1,450)	(7,534)
Decrease in other assets	1,848	1,031
Decrease in accounts payable	(731)	(5,083)
Decrease in accrued expenses, other current liabilities and other liabilities	(1,500)	(19,788)
Decrease in accrued interest payable	(1,388)	(3,626)
Sale of trading marketable securities	532	—

Net cash provided by (used in) operating activities	7,274	(51,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,218)	(35,577)
Cash used for business acquisitions, net of cash acquired	(181)	(216)

Net cash used in investing activities	(7,399)	(35,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	9,509	—
Purchase of the Company's debt securities	(4,383)	(11,611)
Principal payments on capital leases, vendor financing and other long-term obligations	(9,016)	(3,680)
Proceeds from sale of common stock	56	10,215

Net cash used in financing activities	(3,834)	(5,076)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(549)	(2,554)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,508)	(94,727)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,953	398,378

CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,445	$303,651

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
	(As Restated, See Note 11)
NET INCOME	$20,754	$13,698
OTHER COMPREHENSIVE INCOME (LOSS)—
Foreign currency translation adjustment	1,729	(40,948)
Unrealized gain (loss) on marketable securities:
Unrealized holding loss arising during period	—	(747)
Reclassification adjustment for loss included in net loss	—	15,000

COMPREHENSIVE INCOME (LOSS)	$22,483	$(12,997)

See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Basis of Presentation

        The accompanying unaudited consolidated financial statements of Primus Telecommunications Group, Incorporated (the "Company" or "Primus") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

(2)
Summary of Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. ("Matrix"), 51% of Cards & Parts Telecom GmbH ("Cards & Parts"), 51% of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), 37% of Bekkoame Internet, Inc. ("Bekko"), and 60% of Direct Internet Private Limited ("DIPL"), in all of which the Company has a controlling interest. All intercompany profits, transactions and balances have been eliminated in consolidation. All other investments in affiliates are carried at cost, as the Company does not have significant influence.

        New Accounting Pronouncements—In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Impairment for Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. The Company adopted the provisions of SFAS No. 144 in the three months ended March 31, 2002. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements.

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

        In June 2001, the FASB issued two new statements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets, other than goodwill, are to be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company discontinued amortization of goodwill on January 1, 2002. The Company has reviewed estimated useful lives of previously recorded customer lists in accordance with SFAS No. 142. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment test as of January 1, 2002 during the second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle. The Company has not yet determined what the effect of these tests, if any, will be on the earnings and financial position of the Company.

        Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations.

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

(4)
Goodwill and Other Intangible Assets

        Acquired intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$139,137	$(101,312)	$139,771	$(96,955)
Other	2,017	(1,731)	4,961	(1,662)

Total	$141,154	$(103,043)	$144,732	$(98,617)

        Amortization expense for customer lists and other intangible assets for the three months ended March 31, 2002 and 2001 was $5.2 million and $8.9 million, respectively. Amortization expense for goodwill, customer lists and other intangible assets for the year ended December 31, 2001 was $59.9 million. We expect amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006 to be approximately $20.8 million, $15.1 million, $7.6 million, $2.1 million and $0.8 million, respectively.

        Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
	Net Carrying Amount	Net Carrying Amount
Goodwill	$63,223	$63,385

        The changes in the carrying amount of goodwill for the three-month period ended March 31, 2002 are as follows:

	North America	Europe	Asia-Pacific	Total
Balance as of January 1, 2002	$41,311	$15,773	$6,301	$63,385
Goodwill acquired during period	—	—	—	—
Other	336	(208)	(290)	(162)

Balance as of March 31, 2002	$41,647	$15,565	$6,011	$63,223

        A reconciliation of net loss and loss per share reported in the Consolidated Statements of Operations to the pro forma amounts adjusted for the exclusion of goodwill amortization is presented below. For purposes of the calculation of the tax effect, we assumed a zero percent effective tax rate applied to the deductible goodwill as all of our net operating loss carryforwards have been fully offset with a valuation allowance. The pro forma results reflecting the exclusion of goodwill amortization have been prepared only to demonstrate the impact of goodwill amortization on net loss and loss per share and are for comparative purposes only.

For the Three Months Ended March 31, 2001
(unaudited) (in thousands, except per share amounts)
Reported net income	$13,698
Add: goodwill amortization, net of income tax	6,505

Adjusted net income	20,203
Less: gain on early extinguishment of debt	(106,095)

Adjusted loss before extraordinary item	$(85,892)

Reported net income (loss) per common share:
Basic and diluted:
Loss before extraordinary item	$(1.84)
Gain on early extinguishment of debt, net of income taxes	2.11

Net income	$0.27

Add: goodwill amortization, net of income tax	$0.13
Adjusted net income (loss) per common share:
Basic and diluted:
Loss before extraordinary item	$(1.71)
Gain on early extinguishment of debt, net of income taxes	2.11

Net income	$0.40

Weighted average number of common shares outstanding	50,230

(5)
Long-Term Obligations

        Long-term obligations consisted of the following (in thousands):

	March 31, 2002	December, 31 2001
	(unaudited)
Obligations under capital leases	$12,775	$28,754
Equipment financing	71,241	71,492
Leased fiber capacity	54,881	53,713
Accounts receivable financing facility and other	27,746	20,365
Senior notes	389,712	422,144
Convertible subordinated debentures	71,119	71,119

Subtotal	627,474	667,587
Less: Current portion of long-term obligations	(60,680)	(51,996)

Total long-term obligations	$566,794	$615,591

        The indentures governing the senior notes and convertible debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company's ability to incur further indebtedness and make certain payments including the payment of dividends.

  Senior Notes and Convertible Debentures

        In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007 ("2000 Convertible Debentures") with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures were convertible into approximately 6,025,170 shares of the Company's common stock based on a conversion price of $49.7913 per share. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of the debentures through open market purchases and conversion to the Company's common stock. In February 2002, the Company retired $36.4 million in principal amount of the 2000 Convertible Debentures that had been previously purchased by the Company in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2000.

        In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 ("October 1999 Senior Notes"). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th. The Company may redeem up to 35% of the original principal amount of the October 1999 Senior Notes at 112.75% of the principal amount thereof, plus accrued and unpaid interest through the redemption date prior to October 15, 2002. During the three months ended March 31, 2002 and the years ended December 31, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. See the table below for detail on debt repurchases since December 31, 2000.

        In January 1999, the Company completed the sale of $200 million aggregate principal amount of 11 1/4% senior notes due 2009 ("January 1999 Senior Notes") with semi-annual interest payments due on January 15th and July 15th. The January 1999 Senior Notes are due January 15, 2009 with early redemption at the option of the Company at any time after January 15, 2004. The Company may redeem up to 35% of the original principal amount of the January 1999 Senior Notes at 111.25% of the principal amount thereof, plus accrued and unpaid interest through the redemption date prior to January 15, 2002. In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of the Company's 11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture. During the three months ended March 31, 2002 and the year ended December 31, 2001, the Company reduced the principal balance of these senior notes through open market purchases. See the table below for detail on debt repurchases since December 31, 2000.

        On May 19, 1998, the Company completed the sale of $150 million 9 7/8% senior notes due 2008 ("1998 Senior Notes") with semi-annual interest payments due on May 15th and November 15th. The 1998 Senior Notes are due May 15, 2008 with early redemption at the option of the Company at any time after May 15, 2003. In addition, prior to May 15, 2001, the Company may redeem up to 25% of the originally issued principal amount of the 1998 Senior Notes at 109.875% of the principal amount thereof, plus accrued and unpaid interest through the redemption date. During the year ended December 31, 2001, the Company reduced the principal balance of these senior notes through open market purchases. See the table below for detail on debt repurchases since December 31, 2000.

        On August 4, 1997, the Company completed the sale of $225 million 11 3/4% senior notes due 2004 ("1997 Senior Notes") and warrants to purchase 392,654 shares of the Company's common stock, with semi-annual interest payments due on February 1st and August 1st. The 1997 Senior Notes are due August 1, 2004 with early redemption at the option of the Company at any time after August 1, 2001, at a premium to par value. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. See the table below for detail on debt repurchases since December 31, 2000.

        The following table shows the changes in the balances of the Company's senior notes and debentures for the three months ended March 31, 2002 and the year ended December 31, 2001. The senior notes purchased by the Company that have not been cancelled are held as treasury bonds and are recorded as a reduction of long-term obligations. See Note 10—"Gain on Early Extinguishment of Debt."

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

        During the three months ended June 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited ("SCCL"). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term which added two years to the original three-year term, and continue to bear an interest rate at 6.0% above LIBOR (7.88% at March 31, 2002). At March 31, 2002, the Company had a liability recorded under this agreement in the amount of $12.5 million.

        In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $27.3 million (51.1 million Australian dollars ("AUD")) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. At March 31, 2002, the Company had a liability recorded in the amount of $20.3 million (38.1 million AUD), which reflects a promissory note payable over a four-year term bearing interest at a rate of 14.29%.

        During the year ended December 31, 2000, Cisco Systems Capital Corporation ("a major vendor") provided the Company with $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. In March 2002, the Company settled its outstanding equipment lease obligations of $15.3 million with Cisco for $6.5 million in cash and 1,200,000 shares of the Company's common stock. $5.0 million was paid in March 2002. $1.5 million remains payable as of March 31, 2002 and is due April 2, 2003. This transaction resulted in a reduction of property and equipment of $8.0 million during the three months ended March 31, 2002.

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

  Other

        In March 2002, the Company consummated a transaction financing accounts receivable of a certain wholly-owned subsidiary, with RFC Capital Corporation, a division of Textron Inc. The Company pledged $11.3 million as collateral as of March 31, 2002, and recorded a liability of $9.7 million which is included in current portion of long-term obligations as the financing is payable on demand. This financing will terminate in March 2004 and bears fees at a rate of Bloomberg BBSWIB rate plus 5.75% per annum (10.12% at March 31, 2002), plus an additional $150,000 per annum.

        In July 2001, the Company consummated a transaction financing accounts receivable of its wholly-owned Canadian subsidiary, Primus Canada, with Textron Financial Canada Limited, an affiliate of RFC Capital Corporation. The Company pledged $15.8 million and $17.4 million of its accounts receivable as collateral as of March 31, 2002 and December 31, 2001, respectively, and recorded a liability of $12.1 million and $12.4 million, respectively, which is included in current portion of long-term obligations as the financing is payable on demand. This financing will terminate in July 2003 and bears fees at a rate of Canada Prime Rate plus 3.25% (7.0% at March 31, 2002), plus an additional $282,000 (450,000 Canadian dollars) per annum.

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

        Summary information with respect to the Company's segments is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Net Revenue
North America
United States	$51,729	$77,524
Canada	41,477	45,378
Other	1,979	2,476

Total North America	95,185	125,378

Europe
United Kingdom	32,125	35,269
Germany	19,024	21,972
Netherlands	13,038	2,665
Other	19,916	22,518

Total Europe	84,103	82,424

Asia-Pacific
Australia	60,178	64,948
Other	5,201	7,255

Total Asia-Pacific	65,379	72,203

Total	$244,667	$280,005

Operating Income/(Loss)
North America	$(9,356)	$(29,780)
Europe	2,492	(14,122)
Asia-Pacific	7,812	(5,799)

Total	$948	$(49,701)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
North America
United States	$219,020	$264,149
Canada	124,438	112,483
Other	10,410	10,379

Total North America	353,868	387,011

Europe
United Kingdom	144,326	143,582
Germany	38,582	62,892
Netherlands	43,765	37,651
Other	8,392	(8,332)

Total Europe	235,065	235,793

Asia-Pacific
Australia	172,571	158,902
Other	38,157	34,508

Total Asia-Pacific	210,728	193,410

Total	$799,661	$816,214

        The Company offers three main products—Voice, Data/Internet (which includes e-commerce, Web hosting, enhanced application and virtual private network), and voice over Internet protocol (VoIP) in all three segments. Summary net revenue information with respect to the Company's products is as follows (in thousands):

	Three months ended March 31,
	2002	2001
	(unaudited)
Voice	$203,249	$247,912
Data/Internet	28,448	24,666
VoIP	12,970	7,427

Total	$244,667	$280,005

(7)
Commitments and Contingencies

        During the three months ended December 31, 2001, the Company agreed to purchase $12.2 million of additional fiber optic capacity from Southern Cross Cables Limited under an IRU Agreement. The Company has purchased $1.3 million under the agreement as of March 31, 2002, and is scheduled to receive the final capacity delivery in May 2003.

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

(9)
Related Parties

        At December 31, 2001, the Company held three notes receivable with balances totaling $1.0 million from three officers of the Company. These notes arose during the year ended December 31, 2000 and were in connection with a loan from the Company to each of these officers for the exercise of options which were about to expire. The notes bear interest at the rate of 6% per annum and are payable in full five years from the date of agreement. The transactions were conducted at arm's length. These notes receivable are secured by shares of the Company's common stock acquired upon exercise of such options and are full recourse notes. The portion of the notes related to the issuance of stock is $0.5 million and is reflected as a reduction of stockholders' equity (deficit). In February 2002, the Company entered into a Retention Agreement with each of these officers which provided that the personal recourse feature of the notes would be removed if such officer remained employed with the Company through May 1, 2003. The shares of the Company's common stock acquired upon exercise of the officer's options will continue to be held by the Company as collateral for the note.

(10)
Gain on Early Extinguishment of Debt

        In January 2002, the Company made open market purchases of $32.5 million principal amount of high yield debt securities for which it paid $4.4 million in cash. In particular, the following high yield debt securities were purchased: $21.5 million principal amount of the January 1999 Senior Notes and $11.0 million principal amount of the October 1999 Senior Notes. These transactions resulted in an extraordinary gain of $27.3 million, net of the write-off of related deferred financing costs, or $0.42 per basic and diluted share.

        The debt securities purchased by the Company have not been cancelled. These are held as treasury bonds and are recorded as a reduction of long-term obligations.

(11)
Restatement of Financial Statements

        Subsequent to the issuance of its financial statements for the three months ended March 31, 2002, the Company determined that the $8.0 million difference between the carrying amount of its outstanding equipment lease obligations with a major vendor and the amounts incurred to settle these obligations should have been recognized as a reduction in the carrying value of the leased assets rather than as an extraordinary gain, due to the obligation being treated as a capital lease in nature, instead of a line of credit, according to the guideline stated in FASB Interpretations No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease." As a result, the accompanying consolidated financial statements as of and for the three months ended March 31, 2002 have been restated from the amounts previously reported to correct the accounting for this transaction. A summary of the effects of this restatement is as follows:

	As Previously Reported	As Restated
	(in thousands)
For the three months ended March 31, 2002:
Gain on early extinguishment of debt	$35,264	$27,251
Net income	$28,767	$20,754
Income per share — basic and diluted:
Gain on early extinguishment of debt	$0.55	$0.42
Net income	$0.45	$0.32
As of March 31, 2002:
Property and equipment, net	$375,398	$367,389
Total stockholder's deficit	$(147,192)	$(155,201)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

        Primus is a global facilities-based Total Service Provider offering bundled voice, data, Internet, digital subscriber line ("DSL"), e-commerce, Web hosting, enhanced application, VoIP, virtual private network ("VPN") and other value-added services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan. The Company seeks to capitalize on the increasing demand for high-quality low-cost international communications services, which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of global data and Internet traffic. The Company provides services over its network, which consists of (i) 21 carrier-grade switches, including 14 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom and three domestic switches in the United States and four domestic switches in Australia; (ii) more than 300 points of presence (POPs) and Internet access nodes in additional markets within its principal service regions; (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems; and (iv) an international satellite earth station located in London, together with the capacity the Company leases on an Intelsat satellite. Utilizing this network, along with resale arrangements and foreign carrier agreements, the Company provides service to 2.4 million customers.

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

        The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 11 to the consolidated financial statements.

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

        Cost of revenue decreased $46.8 million to $161.6 million, or 66.0% of net revenue, for the three months ended March 31, 2002 from $208.4 million, or 74.4% of net revenue, for the three months ended March 31, 2001. With the majority of the cost of revenue being variable, based on minutes of use, the decrease in the cost of revenue is primarily attributable to the decrease in net revenue. Gross margin percentage increased to 34.0% for the three months ended March 31, 2002 from 25.6% for the three months ended March 31, 2001, due to a reduction in the lower-margin wholesale business as well as improved efficiencies in network routing by diversifying the Company's base of traffic suppliers, frequently evaluating and eliminating under-utilized fixed circuit costs, and improving analysis of off-net and on-net routes.

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

        Depreciation and amortization expense decreased $16.3 million to $20.2 million for the three months ended March 31, 2002 from $36.5 million for the three months ended March 31, 2001. The decrease consists of reductions of $10.2 million in amortization expense and $6.1 million in depreciation expense. The decrease is primarily associated with the Company's asset impairment write-down of $526.3 million during the fourth quarter of 2001 in goodwill, property and equipment, and customer lists. The decrease in goodwill amortization expense is also a result of the Company's adoption of SFAS No. 142 on January 1, 2002, under which goodwill is no longer amortized. Goodwill amortization expense for the three months ended March 31, 2001 was $6.5 million.

        Interest expense decreased $13.5 million to $17.7 million for the three months ended March 31, 2002 from $31.2 million for the three months ended March 31, 2001. The decrease is primarily attributed to $14.6 million in interest saved from the principal reduction of the Company's senior notes and convertible debentures and extinguishment of its vendor debt and related obligations to Hewlett-Packard. The decrease is partially offset by interest expense associated with new leased fiber capacity, equipment financing and accounts receivable financing.

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

        Gain on early extinguishment of debt decreased to $27.3 million for the three months ended March 31, 2002 from $106.1 million for the three months ended March 31, 2001. The gain resulted from the Company's purchase of $32.5 million in principal amount of senior notes, prior to maturity, for $4.4 million in cash, slightly offset by the write-off of related deferred financing costs.

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

Short—and Long-Term Liquidity Considerations and Risks

        The Company believes that its existing cash and cash equivalents, $79.4 million as of March 31, 2002, accounts receivable financing, and internally generated funds will be sufficient to fund the Company's debt service requirements, capital expenditures, and other cash needs for its operations at least though March 2003. Nonetheless, the Company will continue to have significant debt and debt service obligations,. As of March 31, 2002, the Company has $627.5 million of indebtedness with payments of principal and interest due as follows:

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

        In light of the foregoing, the Company and/or its subsidiaries will evaluate on a continuing basis, depending on market conditions and the outcome of events described under "Special Note Regarding Forward-Looking Statements," the most efficient use of the Company's capital, including purchasing, refinancing or otherwise retiring certain of the Company's outstanding debt, debt exchanges, restructuring of obligations, financings, capital expenditure investments in the Company's network, systems and lines of business, and issuances of securities in the open market or by other means to the extent permitted by its existing covenant restrictions.

Special Note Regarding Forward-Looking Statements

        Statements in this Form 10-Q/A constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include without limitation statements set forth in this document and elsewhere regarding, among other things: the Company's expectations of future liquidity, earnings before interest, taxes, depreciation and amortization ("EBITDA"), sales, net revenue, gross profit, operating profit, net income, cash flow, network development, Internet services development, traffic development, capital expenditures, selling, general and administrative expenses, service introductions and cash requirements; the Company's financing and/or debt repurchase, restructuring or exchange plans or initiatives; liquidity and debt service forecasts; management's plans, goals, expectations, guidance, objectives, strategy, and timing for future operations, product plans and performance, predictions or expectations of future growth, results or cash flow; and management's assessment of market factors and future financial performance. Factors and risks, including certain of those described in greater detail in the captions below, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include: changes in business conditions, prevailing trade credit terms or revenues arising from, among other reasons, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers; the failure of certain vendors to make adequate concessions concerning the deferral of principal payments and the reduction of interest rates; the possible inability to raise capital when needed, or at all; the inability to reduce, exchange or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations; changes in the telecommunications or Internet industry or the general economy or capital markets; DSL, Internet and telecommunication competition; changes in financial, capital market and economic conditions; changes in service offerings or business strategies; inability to lease space for data centers at commercially reasonable rates; difficulty in provisioning VoIP services; changes in the regulatory schemes and regulatory enforcement in the markets in which we operate; restrictions on our ability to follow certain strategies or complete certain transactions as a result of our capital structure or debt covenants; the inability to reduce debt significantly; risks associated with the Company's limited DSL, Internet and Web hosting experience and expertise; entry into developing markets; the possible inability to hire and/or retain qualified sales, technical and other personnel, particularly as we continue to attempt to grow our data-centric services, and manage growth; and risks associated with international operations (including foreign currency translation risks); dependence on effective information systems; dependence on third parties to enable us to expand and manage our global network and operations; and dependence on the implementation and performance of the Company's global ATM+IP communications network. As such, actual results or circumstances may vary materially from such forward-looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made. Primus is not necessarily obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors, which could cause results to differ from expectations, include risks described in greater detail below associated with:

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

        Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, the Company had cumulative negative cash flow from operating activities and cumulative negative EBITDA. In addition, the Company incurred net losses since inception and has an accumulated deficit of $684.5 million as of March 31, 2002. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain operating profitability, net income or positive cash flow from operations in any future period.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In March 2002, the Company settled its outstanding equipment lease obligations of $15.3 million with a major vendor for $6.5 million in cash and 1,200,000 shares of the Company's common stock. $5.0 million was paid in March 2002. $1.5 million remains payable as of March 31, 2002 and is due April 2, 2003. This transaction resulted in an $8.0 million reduction in property and equipment, net.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Effective May 10, 2002, Pradman P. Kaul, Chairman and Chief Executive Officer of Hughes Network Systems, was appointed to the Company's Board of Directors. The Company now has a seven-member Board of Directors with Mr. Kaul being the Company's fifth non-management Director. Additionally, at a meeting of the Company's Board of Directors held on May 1, 2002, David Hershberg was appointed to serve as a member of the Audit Committee, joining John Puente and Douglas Karp.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits (see index on page 28)

  (b)
  Reports on Form 8-K

        Not applicable.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Date August 14, 2002	By:	/s/ NEIL L. HAZARD Neil L. Hazard (Executive Vice President, Chief Operating Officer and Chief Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the "S-8 Registration Statement").
3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the "IPO Registration Statement").
99.1	Certification.

QuickLinks

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED INDEX TO FORM 10-Q/A
INTRODUCTORY NOTE
Consolidated Statements of Operations (As Restated)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
Consolidated Balance Sheets (As Restated)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts) (unaudited)
Consolidated Statements of Cash Flows (As Restated)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
Consolidated Statements of Comprehensive Income (Loss) (As Restated)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)
Notes to Consolidated Financial Statements
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
LEGAL PROCEEDINGS
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
DEFAULTS UPON SENIOR SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX