Form 10-Q
period 2002-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2002-08-14
CIK 1006837

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2002
Common Stock $.01 par value	64,854,835

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
NET REVENUE	$251,244	$271,083	$495,911	$551,088
COST OF REVENUE	165,904	195,063	327,462	403,425

GROSS MARGIN	85,340	76,020	168,449	147,663

OPERATING EXPENSES
Selling, general and administrative	61,535	78,838	123,514	163,711
Depreciation and amortization	20,126	36,992	40,308	73,463

Total operating expenses	81,661	115,830	163,822	237,174

INCOME (LOSS) FROM OPERATIONS	3,679	(39,810)	4,627	(89,511)
INTEREST EXPENSE	(16,830)	(29,296)	(34,523)	(60,503)
INTEREST INCOME AND OTHER INCOME (EXPENSE)	1,577	(451)	1,157	(11,940)

LOSS BEFORE INCOME TAX BENEFIT	(11,574)	(69,557)	(28,739)	(161,954)
INCOME TAX BENEFIT	—	—	10,668	—

LOSS BEFORE EXTRAORDINARY ITEM	(11,574)	(69,557)	(18,071)	(161,954)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	—	185,662	27,251	291,757

NET INCOME (LOSS)	$(11,574)	$116,105	$9,180	$129,803

INCOME (LOSS) PER COMMON SHARE:
Basic and diluted:
Loss before extraordinary item	$(0.18)	$(1.33)	$(0.28)	$(3.15)
Gain on early extinguishment of debt	—	3.54	0.42	5.68

Net income (loss)	$(0.18)	$2.21	$0.14	$2.53

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,821	52,436	64,367	51,404

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,196	$83,953
Marketable securities	—	538
Accounts receivable (net of allowance for doubtful accounts receivable of $26,001 and $22,389)	200,341	190,293
Prepaid expenses and other current assets	43,130	34,170

Total current assets	305,667	308,954
RESTRICTED CASH	5,463	4,961
PROPERTY AND EQUIPMENT — Net	362,492	375,464
GOODWILL — Net	65,556	63,385
OTHER INTANGIBLE ASSETS — Net	35,629	46,115
OTHER ASSETS	16,142	17,335

TOTAL ASSETS	$790,949	$816,214

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$102,464	$118,176
Accrued interconnection costs	121,301	105,872
Accrued expenses and other current liabilities	78,325	74,754
Accrued interest	18,317	20,746
Current portion of long-term obligations	63,203	51,996

Total current liabilities	383,610	371,544
LONG-TERM OBLIGATIONS	551,432	615,591
OTHER LIABILITIES	6,988	7,563

Total liabilities	942,030	994,698

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value — authorized 2,455,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value — authorized 150,000,000 shares; issued and outstanding 64,840,203 and 63,457,554 shares	648	635
Additional paid-in capital	607,939	607,123
Accumulated deficit	(696,049)	(705,229)
Accumulated other comprehensive loss	(63,619)	(81,013)

Total stockholders' deficit	(151,081)	(178,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$790,949	$816,214

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,180	$129,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	40,385	73,644
Allowance for doubtful accounts receivable	11,931	22,886
Stock issuance — 401(k) Plan and Restricted Stock Plan	—	132
Minority interest share of income (loss)	(370)	68
Marketable securities write-off	—	15,000
Deferred income taxes	(5,668)	—
Gain on early extinguishment of debt	(27,251)	(291,757)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(8,160)	(5,168)
Increase in prepaid expenses and other current assets	(1,181)	(8,135)
Decrease in other assets	2,489	2,847
Decrease in accounts payable	(22,525)	(17,542)
(Increase) decrease in accrued expenses, other current liabilities and other liabilities	8,299	(34,017)
Decrease in accrued interest payable	(1,011)	(7,735)
Sale of trading marketable securities	532	—

Net cash provided by (used in) operating activities	6,650	(119,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,350)	(61,997)
Cash used for business acquisitions, net of cash acquired	(348)	(863)

Net cash used in investing activities	(13,698)	(62,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	9,509	—
Purchase of the Company's debt securities	(4,383)	(63,854)
Principal payments on capital leases, vendor financing and other long-term obligations	(21,224)	(7,113)
Proceeds from sale of common stock	86	10,390

Net cash used in financing activities	(16,012)	(60,577)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,303	556

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,757)	(242,855)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,953	398,378

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,196	$155,523

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$34,373	$70,597

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
NET INCOME (LOSS)	$(11,574)	$116,105	$9,180	$129,803
OTHER COMPREHENSIVE INCOME —
Foreign currency translation adjustment	15,665	4,667	17,394	(36,281)
Unrealized gain (loss) on marketable securities:
Unrealized holding loss arising during period	—	—	—	(747)
Reclassification adjustment for loss included in net loss	—	—	—	15,000

COMPREHENSIVE INCOME	$4,091	$120,772	$26,574	$107,775

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)  Basis of Presentation

        The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated (the "Company" or "Primus") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income for the interim periods. The results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

        Simultaneously with the filing of this Form 10-Q, the Company is revising its previously reported results for the three month period ended March 31, 2002 by filing a Form 10-Q/A for that period. The principal effects of the revision are described in Note 8—"Restatement of Financial Statements." In this Form 10-Q, references or comparisons to results in the first quarter 2002 are to the restated results.

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

        New Accounting Pronouncements—In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our consolidated financial position, results of operations, or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, an Infrequently Occurring Events and Transactions." Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company will adopt the provisions of SFAS No. 145 during the first quarter of fiscal year 2003. For the six months ended June 30, 2002, the Company recorded extraordinary gains on the early extinguishment of debt $27.3 million. Accordingly, reclassifications of these gains to income from continuing operations may be made throughout fiscal year 2003 to maintain comparability for the reported periods.

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

        In June 2001, the FASB issued two new statements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets, other than goodwill, are to be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company discontinued amortization of goodwill on January 1, 2002. See Note 3—"Goodwill and Other Intangible Assets." The Company has reviewed estimated useful lives of previously recorded customer lists in accordance with SFAS No. 142. The Company is following the two-step process prescribed in SFAS No. 142 to test its goodwill for impairment. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests during the second quarter of 2002. Based on the results of this test, there are indicators that a potential impairment of goodwill within the Company's European segment may have to be recognized. The Company will measure and record the potential impairment loss, if any, by December 31, 2002. Although the amount of the potential loss has not been determined, goodwill related to the European segment as of June 30, 2002 is $17.7 million.

        Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations.

(3)  Goodwill and Other Intangible Assets

        Acquired intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$145,890	$(111,095)	$139,771	$(96,955)
Other	2,084	(1,250)	4,961	(1,662)

Total	$147,974	$(112,345)	$144,732	$(98,617)

        Amortization expense for customer lists and other intangible assets for the six months ended June 30, 2002 and 2001 was $10.4 million and $17.4 million, respectively. Amortization expense for goodwill for the six months ended June 30, 2001 was $12.2 million. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006 to be approximately $20.8 million, $15.1 million, $7.6 million, $2.1 million and $0.8 million, respectively.

        Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
	Net Carrying Amount	Net Carrying Amount
Goodwill	$65,556	$63,385

        The changes in the carrying amount of goodwill for the three-month periods ended June 30, 2002 and March 31, 2002, are as follows:

	North America	Europe	Asia-Pacific	Total
Balance as of January 1, 2002	41,311	15,773	6,301	63,385
Goodwill acquired during period	—	—	—	—
Other	336	(208)	(290)	(162)

Balance as of March 31, 2002	$41,647	$15,565	$6,011	$63,223
Goodwill acquired during period	—	—	—	—
Other	(162)	2,105	390	2,333

Balance as of June 30, 2002	$41,485	$17,670	$6,401	$65,556

        A reconciliation of net loss and loss per share reported in the Consolidated Condensed Statements of Operations to the pro forma amounts adjusted for the exclusion of goodwill amortization is presented below. For purposes of the calculation of the tax effect, we assumed a zero percent effective tax rate applied to the deductible goodwill as all of our net operating loss carryforwards had been fully offset with a valuation allowance. The pro forma results reflecting the exclusion of goodwill amortization have been prepared only to demonstrate the impact of goodwill amortization on net loss and loss per share and are for comparative purposes only.

	For the Three Months Ended June 30, 2001	For the Six Months Ended June 30, 2001
	(unaudited)	(unaudited)
	(in thousands, except per share amounts)
Reported net income	$116,105	$129,803
Add: goodwill amortization, net of income tax	5,671	12,176

Adjusted net income	121,776	141,979
Less: gain on early extinguishment of debt	(185,662)	(291,757)

Adjusted loss before extraordinary item	$(63,886)	$(149,778)

Reported income (loss) per common share:
Basic and diluted:
Loss before extraordinary item	$(1.33)	$(3.15)
Gain on early extinguishment of debt, net of income taxes	3.54	5.68

Net income	$2.21	$2.53

Add: goodwill amortization, net of income tax	$0.11	$0.24

Adjusted income (loss) per common share:
Basic and diluted:
Loss before extraordinary item	$(1.22)	$(2.91)
Gain on early extinguishment of debt, net of income taxes	3.54	5.68

Net income	$2.32	$2.77

Weighted average number of common shares outstanding	52,436	51,404

(4)  Long-Term Obligations

        Long-term obligations consisted of the following (in thousands):

	June 30, 2002	December, 31 2001
	(unaudited)
Obligations under capital leases	$12,159	$28,754
Equipment financing	72,234	71,492
Leased fiber capacity	35,003	53,713
Accounts receivable financing facility and other	34,372	20,365
Senior notes	389,748	422,144
Convertible subordinated debentures	71,119	71,119

Subtotal	614,635	667,587
Less: Current portion of long-term obligations	(63,203)	(51,996)

Total long-term obligations	$551,432	$615,591

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

        In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 ("October 1999 Senior Notes"). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th. The Company may redeem up to 35% of the original principal amount of the October 1999 Senior Notes at 112.75% of the principal amount thereof, plus accrued and unpaid interest through the redemption date prior to October 15, 2002. In January 2002 and during the years ended December 31, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June 2002, the Company retired $6.8 million in principal amount of the October 1999 Senior Notes that had been previously purchased by the Company. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2000.

        In January 1999, the Company completed the sale of $200 million aggregate principal amount of 11 1/4% senior notes due 2009 ("January 1999 Senior Notes") with semi-annual interest payments due on January 15th and July 15th. The January 1999 Senior Notes are due January 15, 2009 with early redemption at the option of the Company at any time after January 15, 2004. The Company may redeem up to 35% of the original principal amount of the January 1999 Senior Notes at 111.25% of the principal amount thereof, plus accrued and unpaid interest through the redemption date prior to January 15, 2002. In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of the Company's 11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture. In January 2002 and during the year ended December 31, 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June 2002, the Company retired $2.2 million in principal amount of the January 1999 Senior Notes that had been previously purchased by the Company. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2000.

        On May 19, 1998, the Company completed the sale of $150 million 9 7/8% senior notes due 2008 ("1998 Senior Notes") with semi-annual interest payments due on May 15th and November 15th. The 1998 Senior Notes are due May 15, 2008 with early redemption at the option of the Company at any time after May 15, 2003. In addition, prior to May 15, 2001, the Company may redeem up to 25% of the originally issued principal amount of the 1998 Senior Notes at 109.875% of the principal amount thereof, plus accrued and unpaid interest through the redemption date. During the year ended December 31, 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June 2002, the Company retired $4.5 million in principal amount of the 1998 Senior Notes that had been previously purchased by the Company. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2000.

        On August 4, 1997, the Company completed the sale of $225 million 11 3/4% senior notes due 2004 ("1997 Senior Notes") and warrants to purchase 392,654 shares of the Company's common stock, with semi-annual interest payments due on February 1st and August 1st. The 1997 Senior Notes are due August 1, 2004 with early redemption at the option of the Company at any time after August 1, 2001, at a premium to par value. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June 2002, the Company retired $23.0 million in principal amount of the 1997 Senior Notes that had been previously purchased by the Company. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2000.

        The following table shows the changes in the balances of the Company's senior notes and debentures for the six months ended June 30, 2002 and the year ended December 31, 2001. The senior notes purchased by the Company that have not been cancelled are held as treasury bonds and are recorded as a reduction of long-term obligations.

For the six months ended June 30, 2002

	Balance at December 31, 2001	Principal Purchases	Conversion to Common Stock	Warrant Amortization	Balance at June 30, 2002	Cash Paid for Purchase of Principal
2000 5 3/4% Convertible Debentures due 2007	$71,119,000	$—	$—	$—	$71,119,000	$—
October 1999 12 3/4% Senior Notes due 2009	126,680,000	(11,000,000)	—	—	115,680,000	1,485,000
January 1999 11 1/4% Senior Notes due 2009	139,587,000	(21,467,000)	—	—	118,120,000	2,898,045
1998 9 7/8% Senior Notes due 2008	69,020,000	—	—	—	69,020,000	—
1997 11 3/4% Senior Notes due 2004	86,857,345	—	—	70,191	86,927,536	—

Total	$493,263,345	$(32,467,000)	$—	$70,191	$460,866,536	$4,383,045

For the Year Ended December 31, 2001

	Balance at December 31, 2000	Principal Purchases	Conversion to Common Stock	Warrant Amortization	Balance at December 31, 2001	Value of Shares Issued and Cash Paid for Purchase of Principal
2000 5 3/4% Convertible Debentures due 2007	$296,610,000	$(33,027,000)	$(192,464,000)	$—	$71,119,000	$65,147,343
October 1999 12 3/4% Senior Notes due 2009	239,350,000	(112,670,000)	—	—	126,680,000	25,806,250
January 1999 11 1/4% Senior Notes due 2009	245,467,000	(105,880,000)	—	—	139,587,000	24,032,724
1998 9 7/8% Senior Notes due 2008	150,000,000	(80,980,000)	—	—	69,020,000	18,694,158
1997 11 3/4% Senior Notes due 2004	177,622,321	(91,700,000)	—	935,024	86,857,345	21,353,812

Total	$1,109,049,321	$(424,257,000)	$(192,464,000)	$935,024	$493,263,345	$155,034,287

Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

        In December 1999, the Company agreed to purchase $23.2 million of fiber capacity from Qwest Communications which provides the Company with an asynchronous transfer mode ("ATM") + Internet protocol ("IP") based international broadband backbone. The backbone is comprised of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas. In March 2000, the Company agreed to purchase an additional $20.8 million of fiber capacity. As of June 30, 2001, the Company had fulfilled the total purchase obligation. As of December 31, 2001, the Company had made cash payments of $27.1 million. In June 2002, the Company settled its outstanding payment obligation of $16.4 million with Qwest for $10 million in cash. $5 million was paid in June 2002. $5 million remained payable as of June 30, 2002, of which $3 million is due June 2003, and $2 million is due September 2003. The Company recorded this transaction in accordance with FASB Interpretations ("FIN") No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease," and accordingly, the transaction resulted in a reduction of property and equipment of $7.2 million during the three months ended June 30, 2002.

        During the three months ended June 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited ("SCCL"). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term, which added two years to the original three-year term, and continues to bear interest at 6.0% above LIBOR (7.84% at June 30, 2002). At June 30, 2002, the Company had a liability recorded under this agreement in the amount of $12.4 million.

        In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $28.8 million (51.1 million Australian dollars ("AUD")) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. At June 30, 2002, the Company had a liability recorded in the amount of $17.1 million (30.4 million AUD), which reflects a promissory note payable over a four-year term bearing interest at a rate of 14.31%.

        During the year ended December 31, 2000, Cisco Systems Capital Corporation ("Cisco") provided the Company with $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. In March 2002, the Company settled its outstanding equipment lease obligations of $15.3 million with Cisco for $6.5 million in cash and 1,200,000 shares of the Company's common stock. $5.0 million was paid in March 2002. $1.5 million remains payable as of June 30, 2002 and is due April 2, 2003. The Company recorded this transaction in accordance with FIN No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease," and accordingly, this transaction resulted in a reduction of property and equipment of $8.0 million during the three months ended March 31, 2002.

        During the years ended December 31, 2000 and 1999, NTFC Capital Corporation provided the Company with $15.0 million and $30.0 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased. At June 30, 2002 and December 31, 2001, $45.0 million was utilized by the Company and recorded as a liability. Borrowings under this credit facility are payable over a five-year term and are each priced at the date of drawdown at a 495 basis point spread off of the five-year United States Treasury rate; the interest rates range from 9.94% to 11.56%.

        During the year ended December 31, 1999, Ericsson Financing Plc ("Ericsson") provided the Company with $30.3 million (21.3 million British pounds) in financing to fund the purchase of network equipment, secured by the equipment purchased. At June 30, 2002 and December 31, 2001

$18.5 million (12.1 million British pounds) was utilized under this facility. Borrowings under this credit facility accrue interest at rates equal to LIBOR of the relevant currency plus 5.8% (10.47% at June 30, 2002) for 50% of the capital and at 3.8% above LIBOR (8.47% at June 30, 2002) for the other 50%, and are payable over a five-year term. The Company had liabilities recorded at June 30, 2002 and December 31, 2001 of $14.5 million and $13.8 million, respectively. During the three months ended December 31, 2001, the Company renegotiated payment terms with Ericsson. Under the new terms, the principal of the borrowings is to be deferred until May 15, 2003. Interest until commencement of repayment will be accrued at 3.8% above LIBOR per annum for 50% of the capital and at 1.8% above LIBOR for the other 50%. All obligations under this credit facility will be fulfilled by February 15, 2006.

        During the year ended December 31, 2000, General Electric Capital Corporation provided the Company with $20.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. At June 30, 2002 and December 31, 2001, $12.7 million was utilized under this facility. The Company had liabilities recorded at June 30, 2002 and December 31, 2001 of $12.7 million. Borrowings under this facility are priced at the date of drawdown at a 500 basis point spread off of the five-year United States Treasury rate and are payable over a five-year term; the interest rates range from 9.72% to 9.95%.

Other

        In March 2002, the Company consummated a transaction financing accounts receivable of a certain wholly-owned subsidiary, with Textron Financial Inc. The Company pledged $13.7 million as collateral as of June 30, 2002, and recorded a liability of $11.6 million which is included in current portion of long-term obligations as the financing is payable on demand. This financing will terminate in March 2004 and bears fees at a rate of Bloomberg BBSWIB rate plus 5.75% per annum (10.71% at June 30, 2002), plus an additional $150,000 per annum. In July 2001, the Company consummated a transaction financing accounts receivable of its wholly-owned Canadian subsidiary, Primus Canada, with Textron Financial Canada Limited, an affiliate of Textron Financial Inc. The Company pledged $15.9 million and $17.4 million of its accounts receivable as collateral as of June 30, 2002 and December 31, 2001, respectively, and recorded a liability of $11.6 million and $12.4 million, respectively, which is included in current portion of long-term obligations as the financing is payable on demand. This financing will terminate in July 2003 and bears fees at a rate of Canada Prime Rate plus 3.25% (7.5% at June 30, 2002), plus an additional $297,777 (450,000 Canadian dollars) per annum. These transactions with Textron Financial Inc. collectively permit borrowings of up to $29.8 million, depending on the level of customer receivables.

(5)  Operating Segment and Related Information

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

        Summary information with respect to the Company's segments is as follows (in thousands):

	Three Months Ended June 30,
	2002	2001
	(unaudited)
Net Revenue
North America
United States	$48,352	$72,490
Canada	40,525	42,472
Other	1,740	2,255

Total North America	90,617	117,217

Europe
United Kingdom	37,007	34,818
Germany	17,336	24,501
Netherlands	14,502	2,564
Other	22,208	25,605

Total Europe	91,053	87,488

Asia-Pacific
Australia	64,822	59,944
Other	4,752	6,434

Total Asia-Pacific	69,574	66,378

Total	$251,244	$271,083

Income (Loss) From Operations
North America	$(1,540)	$(20,706)
Europe	905	(15,447)
Asia-Pacific	4,314	(3,657)

Total	$3,679	$(39,810)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
North America
United States	$223,532	$264,149
Canada	99,791	112,483
Other	9,001	10,379

Total North America	332,324	387,011

Europe
United Kingdom	152,486	143,582
Germany	42,159	62,892
Netherlands	47,983	37,651
Other	15,528	(8,332)

Total Europe	258,156	235,793

Asia-Pacific
Australia	162,284	158,902
Other	38,185	34,508

Total Asia-Pacific	200,469	193,410

Total	$790,949	$816,214

        The Company offers three main products—Voice, Data/Internet, and voice over Internet protocol ("VoIP") in all three segments. Summary net revenue information with respect to the Company's products is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Voice	$208,911	$233,496	$412,159	$481,408
Data/Internet	28,697	28,210	57,146	52,876
VoIP	13,636	9,377	26,606	16,804

Total	$251,244	$271,083	$495,911	$551,088

(6)  Commitments and Contingencies

        During the three months ended December 31, 2001, the Company agreed to purchase $12.2 million of additional fiber optic capacity from Southern Cross Cables Limited under an IRU Agreement. The Company has purchased $1.3 million under the agreement as of June 30, 2002, and is scheduled to receive delivery of all capacity by May 2003.

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

(7)  Subsequent Events

        None

(8)  Restatement of Financial Statements

        Simultaneously with the filing of this Form 10-Q, the Company is revising its results for the three month period ended March 31, 2002 by filing a Form 10-Q/A for that period. In this Form 10Q, references or comparisons to the results in the first quarter 2002 are to the restated results.

        The Company determined that the $8.0 million difference between the carrying amount of its outstanding equipment lease obligations with Cisco and the amounts incurred to settle these obligations should have been recognized as a reduction in the carrying value of the leased assets rather than as an extraordinary gain, due to the obligation being treated as a capital lease in nature, instead of a line of credit, according to the guideline stated in FIN No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease." As a result, the consolidated condensed financial statements as of and for the three months ended March 31, 2002 have been restated from the amounts previously reported to correct the accounting for this transaction. A summary of the effects of this restatement is as follows:

	Reported	As Restated
For the three months ended March 31, 2002:
Gain on early extinguishment of debt	$35,264	$27,251
Net income	$28,767	$20,754
Income per share — basic and diluted:
Gain on early extinguishment of debt	$0.55	$0.42
Net income	$0.45	$0.32
As of March 31, 2002:
Property and equipment, net	$375,398	$367,389
Total stockholders' deficit	$(147,192)	$(155,201)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Primus is a global facilities-based Total Service Provider offering bundled voice, data, Internet, digital subscriber line ("DSL"), e-commerce, Web hosting, enhanced application, VoIP, virtual private network ("VPN") and other value-added services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan. The Company seeks to capitalize on the increasing demand for high-quality low-cost international communications services, which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of global data and Internet traffic. The Company provides services over its network, which consists of (i) 21 carrier-grade switches, including 14 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom and three domestic switches in the United States and four domestic switches in Australia; (ii) more than 300 points of presence (POPs) and Internet access nodes in additional markets within its principal service regions; and (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems. Utilizing this network, along with resale arrangements and foreign carrier agreements, the Company provides service to 2.4 million customers.

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

Critical Accounting Policies

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2001 for a detailed discussion of the Company's critical accounting policies. These policies include revenue recognition, determining the Company's allowance for doubtful accounts receivable, and accounting for cost of revenue.

Other Operating Data

        The following information for the three months ended June 30, 2002 and 2001 (in thousands) is provided for informational purposes and should be read in conjunction with the unaudited

Consolidated Condensed Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.

	Three Months Ended June 30, 2002
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
North America	$90,617	387,061	543,606	930,667
Europe	91,053	539,849	233,466	773,315
Asia-Pacific	69,574	47,018	166,296	213,314

Total	$251,244	973,928	943,368	1,917,296

	Three Months Ended June 30, 2001
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
North America	$117,217	502,644	548,220	1,050,864
Europe	87,488	518,206	271,637	789,843
Asia-Pacific	66,378	50,115	160,295	210,410

Total	$271,083	1,070,965	980,152	2,051,117

Results of operations for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

        Net revenue decreased $19.8 million or 7% to $251.2 million for the three months ended June 30, 2002 from $271.1 million for the three months ended June 30, 2001. The Company's data/Internet and VoIP revenue contributed $28.7 million and $13.6 million, respectively, for the three months ended June 30, 2002, as compared to $28.2 million and $9.4 million, respectively, for the three months ended June 30, 2001.

    North America: North American net revenue decreased $26.6 million or 23% to $90.6 million for the three months ended June 30, 2002 from $117.2 million for the three months ended June 30, 2001. The decrease is primarily attributed to a decrease in wholesale carrier services as well as reduced rates per minute caused by market pricing pressures. Carrier services revenue in the United States and Canada declined by $20.8 million, or 57.3% from the same period last year. Additionally, a decrease of $4.7 million in retail voice traffic in the United States and Canada along with a decrease of $1.1 million in data/Internet revenue, and the negative impact of the declining Canadian dollar against the United States dollar contributed to the decrease in net revenue.

    Europe: European net revenue increased $3.6 million or 4% to $91.1 million for the three months ended June 30, 2002 from $87.5 million for the three months ended June 30, 2001. The European net revenue increase is mainly attributable to a $4.9 million increase in the usage of prepaid cards. The increase is also attributed to a $1.0 million net increase in carrier services in Italy and United Kingdom offset by a decrease in Germany, as well as the positive impact of strengthening foreign currency exchange rates against the United States dollar. The increase is also partially offset by a decrease of $2.5 million in Germany's mobile business and $0.6 million decline in data/Internet revenue.

    Asia-Pacific: Asia-Pacific net revenue increased $3.2 million or 5% to $69.6 million for the three months ended June 30, 2002 from $66.4 million for the three months ended June 30, 2001. The increase is primarily attributable to an increase of $4.9 million from the Company's Australian operation, of which $4.5 million is associated with the positive impact of strengthening

    Australian dollar against the United States dollar. The increase is partially offset by a decrease of $1.9 million in the Company's Japanese operation which primarily resulted from a decline in its data and Internet services.

        Cost of revenue decreased $29.2 million to $165.9 million, or 66.0% of net revenue, for the three months ended June 30, 2002 from $195.1 million, or 72.0% of net revenue, for the three months ended June 30, 2001. With the majority of cost of revenue being variable, based on minutes of use, the decrease in cost of revenue is primarily attributable to the decrease in net revenue. Gross margin percentage increased to 34.0% for the three months ended June 30, 2002 from 28.0% for the three months ended June 30, 2001, due to a reduction in the lower-margin wholesale business as well as improved efficiencies in network routing by diversifying the Company's base of traffic suppliers, frequently evaluating and eliminating under-utilized fixed circuit costs, and increasing the utilization of the Company's own network.

        Selling, general and administrative expenses decreased $17.3 million to $61.5 million, or 24.5% of net revenue, for the three months ended June 30, 2002 from $78.8 million, or 29.1% of net revenue, for the three months ended June 30, 2001. The decrease is primarily attributable to a $7.6 million reduction in salaries and benefits, a reduction of $4.4 million in general and administrative expenses, and a reduction of $3.3 million in sales and marketing. The reduction in salaries and benefits is a result of the reduction of full-time and part-time employees in 2001. The reduction in general and administrative, sales and marketing, and to a lesser extent, professional services and travel expenses is a result of management initiatives to reduce overhead spending.

        Depreciation and amortization expense decreased $16.9 million to $20.1 million for the three months ended June 30, 2002 from $37.0 million for the three months ended June 30, 2001. The decrease consists of reductions of $8.9 million in amortization expense and $8.0 million in depreciation expense. The decrease is primarily associated with the Company's asset impairment write-down of $526.3 million during the fourth quarter of 2001 in goodwill, property and equipment, and customer lists. The decrease in goodwill amortization expense is also a result of the Company's adoption of SFAS No. 142 on January 1, 2002, under which goodwill is no longer amortized. Goodwill amortization expense for the three months ended June 30, 2001 was $5.7 million. The Company performed the first of the impairment tests required by SFAS No. 142 during the second quarter of 2002. Based on the results of this test, there are indicators that a potential impairment of goodwill within the Company's European segment may have to be recognized. The Company will measure and record the potential impairment loss, if any, by December 31, 2002. Although the amount of the potential loss has not been determined, goodwill related to the European segment as of June 30, 2002 is $17.7 million.

        Interest expense decreased $12.5 million to $16.8 million for the three months ended June 30, 2002 from $29.3 million for the three months ended June 30, 2001. The decrease is primarily attributed to $11.3 million in interest saved from the principal reduction of the Company's senior notes and convertible debentures and extinguishment of its vendor debt and related obligations to Hewlett-Packard. The decrease is also attributed to a reduction of $1.3 million in interest expense related to capital leases.

        Interest and other income (expense) increased to an income of $1.6 million for the three months ended June 30, 2002 from an expense of $0.5 million for the three months ended June 30, 2001. The increase is primarily attributed to a loss of $2.5 million associated with asset disposals during the three months ended June 30, 2001, and to a lesser extent, the increase of $1.1 million in foreign currency transaction gains resulted from the positive impact of strengthening foreign exchange rates against the United States dollar. The increase is partially offset by the decrease of $2.2 million in interest income due to a lower cash balance during the three months ended June 30, 2002.

        Gain on early extinguishment of debt for the three months ended June 30, 2001 was $185.7 million. This gain resulted from the Company's purchase of $244.8 million in principal amount of high-yield debt, prior to maturity, for $52.2 million in cash.

Results of operations for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

        Net revenue decreased $55.2 million or 10% to $495.9 million for the six months ended June 30, 2002 from $551.1 million for the six months ended June 30, 2001. The Company's data/Internet and VoIP revenue contributed $57.1 million and $26.6 million, respectively, for the six months ended June 30, 2002, as compared to $52.9 million and $16.8 million, respectively, for the six months ended June 30, 2001.

    North America: North American net revenue decreased $56.8 million or 23% to $185.8 million for the six months ended June 30, 2002 from $242.6 million for the six months ended June 30, 2001. The decrease is primarily attributed to a decrease in wholesale carrier services as well as reduced rates per minute caused by market pricing pressures. Carrier services revenue in the United States and Canada declined by $46.4 million, or 57.5% from the same period last year. Additionally, a decrease of $4.3 million in retail voice traffic in the United States and Canada, a decrease of $2.1 million in net revenue from data/Internet services, and a decrease of $2.2 million as a result of the negative impact of the declining Canadian dollar against the United States dollar contributed to the decrease in net revenue.

    Europe: European net revenue increased $5.3 million or 3% to $175.2 million for the six months ended June 30, 2002 from $169.9 million for the six months ended June 30, 2001. The European net revenue increase is mainly attributed to an increase of $11.7 million in carrier services in Italy, Denmark, France, Switzerland, Spain and United Kingdom, along with an increase of $9.8 million in the usage of prepaid cards. The increase is also attributed to the positive impact of strengthening foreign currency exchange rates against the United States dollar. The increase is offset by a reduction of $10.1 million associated with the decline in net revenue for carrier services in Germany and Germany's mobile operations. Also, there was a reduction of $3.7 million in the net revenue of the Company's international agents operations, and a reduction of $1.0 million associated with the decline in the data and Internet revenue in France and Spain.

    Asia-Pacific: Asia-Pacific net revenue decreased $3.6 million or 3% to $135.0 million for the six months ended June 30, 2002 from $138.6 million for the six months ended June 30, 2001. The decrease is primarily attributable to the decrease of $4.1 million in the Company's operations in Japan. The decrease is partially offset by an increase of $0.3 million in the Company's operations in India.

        Cost of revenue decreased $76.0 million to $327.5 million, or 66.0% of net revenue, for the six months ended June 30, 2002 from $403.4 million, or 73.2% of net revenue, for the six months ended June 30, 2001. With the majority of cost of revenue being variable, based on minutes of use, the decrease in cost of revenue is primarily attributable to the decrease in net revenue. Gross margin percentage increased to 34.0% for the six months ended June 30, 2002 from 26.8% for the six months ended June 30, 2001, due to a reduction in the lower-margin wholesale business as well as improved efficiencies in network routing by diversifying the Company's base of traffic suppliers, frequently evaluating and eliminating under-utilized fixed circuit costs, and increasing the utilization of the Company's own network.

        Selling, general and administrative expenses decreased $40.2 million to $123.5 million, or 24.9% of net revenue, for the six months ended June 30, 2002 from $163.7 million, or 29.7% of net revenue, for the six months ended June 30, 2001. The decrease is primarily attributable to an $18.9 million reduction in salaries and benefits, a reduction of $8.4 million in general and administrative expenses, and a reduction of $8.0 million in sales and marketing. The reduction in salaries and benefits is a result of the reduction of full-time and part-time employees since December 31, 2000. The reduction in general and administrative, sales and marketing, and to a lesser extent, professional services and travel expenses is a result of management initiatives to reduce overhead spending.

        Depreciation and amortization expense decreased $33.1 million to $40.3 million for the six months ended June 30, 2002 from $73.5 million for the six months ended June 30, 2001. The decrease consists of reductions of $19.1 million in amortization expense and $14.0 million in depreciation expense. The decrease is primarily associated with the Company's asset impairment write-down of $526.3 million during the fourth quarter of 2001 in goodwill, property and equipment, and customer lists. The decrease in goodwill amortization expense is also a result of the Company's adoption of SFAS No. 142 on January 1, 2002, under which goodwill is no longer amortized. Goodwill amortization expense for the six months ended June 30, 2001 was $12.2 million. The Company performed the first of the impairment tests required by SFAS No. 142 during the second quarter of 2002. Based on the results of this test, there are indicators that a potential impairment of goodwill within the Company's European segment may have to be recognized. The Company will measure and record the potential impairment loss, if any, by December 31, 2002. Although the amount of the potential loss has not been determined, goodwill related to the European segment as of June 30, 2002 is $17.7 million.

        Interest expense decreased $26.0 million to $34.5 million for the six months ended June 30, 2002 from $60.5 million for the six months ended June 30, 2001. The decrease is primarily attributed to $26.0 million in interest saved from the principal reduction of the Company's senior notes and convertible debentures and extinguishment of its vendor debt and related obligations to Hewlett-Packard.

        Interest and other income (expense) increased to an income of $1.2 million for the six months ended June 30, 2002 from an expense of $11.9 million for the six months ended June 30, 2001. The increase is primarily associated with the $15.0 million write-off of the Company's investment during the three months ended March 31, 2001 in Pilot Network Services when the investment became permanently impaired. The increase is also attributed to a loss of $2.5 million associated with asset disposals during the three months ended June 30, 2001, and to a lesser extent, the increase of $0.9 million in foreign currency transaction gains resulted from the positive impact of strengthening foreign exchange rates against the United States dollar. The increase is partially offset by the decrease of $6.3 million in interest income due to a lower cash balance during the six months ended June 30, 2002.

        Gain on early extinguishment of debt decreased to $27.3 million for the six months ended June 30, 2002 from $291.8 million for the six months ended June 30, 2001. The $27.3 million gain resulted from the Company's purchase of $32.5 million in principal amount of senior notes, prior to maturity, for $4.4 million in cash, slightly offset by the write-off of related deferred financing costs.

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

        Net cash provided by operating activities was $6.7 million for the six months ended June 30, 2002 as compared to net cash used by operating activities of $120.0 million for the six months ended June 30, 2001. The increase in operating cash generated was comprised of an increase in gross margin of $20.8 million due to cost savings generated through network efficiencies, a decrease in sales, general and administrative expenses of $40.2 million due to substantial cost savings measures, a decrease in interest expense of $26.0 million, and $40.9 million in additional funds generated from working capital.

        Net cash used by investing activities was $13.7 million for the six months ended June 30, 2002 compared to net cash used by investing activities of $62.9 million for the six months ended June 30, 2001. Net cash used by investing activities during the six months ended June 30, 2002 included $13.4 million of capital expenditures primarily for the enhancement of the Company's global network and back office support systems as compared to $62.0 million during the six months ended June 30, 2001.

        Net cash used by financing activities was $16.0 million for the six months ended June 30, 2002 as compared to net cash used by financing activities of $60.6 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, cash used by financing activities was consisted of $4.4 million for the purchase of certain of the Company's debt securities, $21.2 million of principal payments on capital leases, vendor financing and other long-term obligations, offset by $9.5 million of financing received through an accounts receivable financing. During the six months ended June 30, 2001, cash used by financing activities was $63.9 million for the purchase of certain of the Company's debt securities, $7.1 million of payments on capital leases, vendor financing and other long-term obligations, offset by $10.0 million in cash received from Inktomi Corporation in exchange for 2,862,254 shares of the Company's common stock.

As of June 30, 2002, the Company had $614.6 million of indebtedness.

        Primus is party to a number of secured loans that were arranged under a facility to fund the purchase of telecommunications equipment (the "Equipment Facility"). The lenders under the Equipment Facility, NTFC Capital Corporation and General Electric Capital Corporation, have entered into a letter of intent with Primus to amend the terms of the Equipment Facility to, among other things, defer principal payments otherwise due during the period from January 2002 through April 2003. The lenders have agreed to defer principal payments that were otherwise due in the first quarter of 2002 while the final documentation is being prepared, and it is anticipated that a definitive agreement concerning the other matters covered in the letter of intent will be entered into during the third quarter of 2002. As of June 30, 2002, Primus had outstanding borrowings of $57.7 million under the Equipment Facility. The Company will record any modification to the Equipment facility once the modification, if any, becomes final.

Short- and Long-Term Liquidity Considerations and Risks

        The Company believes that its existing cash and cash equivalents, $62.2 million as of June 30, 2002, accounts receivable financing, and internally generated funds will be sufficient to fund the Company's debt service requirements, capital expenditures, and other cash needs for its operations at least though March 2003. Nonetheless, the Company will continue to have significant debt and debt service obligations. As of June 30, 2002, the Company has $614.6 million of indebtedness with payments of principal and interest due as follows:

Year Ending December 31,	Equipment Financing	Senior Notes	Accounts Receivable Financing Facility and Other	Convertible Subordinated Debentures	Total
	(amounts in thousands)
2002	$22,448	$22,551	$2,172	$2,045	$49,216
2003	43,016	45,102	19,655	4,089	111,862
2004	43,585	132,029	12,863	4,089	192,566
2005	28,357	34,853	328	4,089	67,627
2006	4,672	34,853	294	4,089	43,908
Thereafter	66	390,513	1,274	73,165	465,018

Total Minimum Principal & Interest Payments	142,144	659,901	36,586	91,566	930,197
Less: Amount Representing Interest	(22,748)	(270,153)	(2,214)	(20,447)	(315,562)

	$119,396	$389,748	$34,372	$71,119	$614,635

        The Company maintains an active dialogue with certain holders of its debt securities regarding the consensual restructuring of those obligations and is currently attempting to renegotiate some of its equipment financing arrangements, which includes capital leases and vendor financing obligations with various vendors. The Company also maintains an active dialogue with potential debt and equity investors for raising additional capital for additional liquidity, debt reduction, payment of debt obligations as they come due, and for additional working capital and growth opportunities. There can be no assurance the Company will be successful in these efforts of obtaining new capital at mutually acceptable terms. If the Company is successful in either restructuring its indebtedness or in raising additional financing, it is likely that securities comprising a significant percentage of the Company's fully-diluted capital will be issued in connection with the completion of such transactions. Additionally, if the Company's plans or assumptions change, including those with respect to the development of the network and the level of the Company's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may need to obtain such restructuring, financing and/or relief sooner than expected.

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

        New Accounting Pronouncements—In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our consolidated financial position, results of operations, or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, an Infrequently Occurring Events and Transactions." Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company will adopt the provisions of SFAS No. 145 during the first quarter of fiscal year 2003. For the six months ended June 30, 2002, the Company recorded extraordinary gains on the early extinguishment of debt $27.3 million. Accordingly, reclassifications of these gains to income from continuing operations may be made throughout fiscal year 2003 to maintain comparability for the reported periods.

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

        In June 2001, the FASB issued two new statements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets, other than goodwill, are to be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company discontinued amortization of goodwill on January 1, 2002. See Note 3—"Goodwill and Other Intangible Assets." The Company has reviewed estimated useful lives of previously recorded customer lists in accordance with SFAS No. 142. The Company is following the two-step process prescribed in SFAS No. 142 to test its goodwill for impairment. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests during the second quarter of 2002. Based on the results of this test, there are indicators that a potential impairment of goodwill within the Company's European segment may have to be recognized. The Company will measure and record the potential impairment loss, if any, by December 31, 2002. Although the amount of the potential loss has not been determined, goodwill related to the European segment as of June 30, 2002 is $17.7 million.

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

        Potential Nasdaq Delisting. On February 14, 2002, the Company received a notice of delisting of its common stock from the Nasdaq National Market. Subsequently, the Company applied to transfer the listing to the Nasdaq Small Cap Market, which was approved with trading effective at the opening of business May 14, 2002. The Nasdaq Small Cap Market has, among other requirements, a minimum bid price requirement that the Company must satisfy on a continuing basis. Although the transfer has been effected, the Company's continued listing cannot be assured because, as of the date of this filing, the Company fails to satisfy the Nasdaq Small Cap Market requirement that its common stock trade at a minimum bid price of at least $1. If the Company continues to fail to satisfy the $1 minimum bid price requirement but on August 13, 2002 satisfies certain of the Small Cap Market initial listing criteria, it will be given an additional 180-day period (through February 14, 2003) in order to satisfy the minimum $1 bid price requirement. If the Company fails such requirements, it would not be eligible for continued listing on the Nasdaq Small Cap Market and (absent relief from Nasdaq) would trade on the OTC Bulletin Board. The OTC Bulletin Board is a substantially less liquid market than the Small Cap Market. As a result, if the Company's common stock is delisted from the Nasdaq Small Cap Market, its stockholders may have greater difficulty disposing of their shares in acceptable amounts and at acceptable prices and the Company may have greater difficulty issuing equity securities or securities convertible into common stock in such circumstances. The Company cannot provide assurance when, if ever, its common stock would once again be eligible for listing on the Nasdaq National Market or on the Nasdaq Small Cap Market.

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

  •
  increased price competition, especially from carriers that are in bankruptcy or have successfully emerged from bankruptcy;

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

        Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, the Company had cumulative negative cash flow from operating activities and cumulative negative EBITDA. In addition, the Company incurred net losses since inception and has an accumulated deficit of $696.0 million as of June 30, 2002. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain operating profitability, net income or positive cash flow from operations in any future period.

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

        Foreign currency—A significant portion of net revenue is derived from sales and operations outside the United States. The reporting currency for the Company's consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each respective entity. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on the Company's results of operations. The Company's primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: United States dollar/Australian dollar, United States dollar/Canadian dollar, United States dollar/United Kingdom pound, and United States dollar/Euro dollar. Due to the large percentage of the Company's revenues derived outside of the United States, strengthening of the United States dollar would have an adverse impact on the Company's results of operations. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive income (loss)" within the stockholders' equity (deficit) section of the consolidated balance sheets. The Company historically has not engaged in hedging transactions to mitigate foreign exchange risk.

        Interest rates—A substantial majority of the Company's long-term debt obligations are at fixed interest rates. The Company is exposed to interest rate risk as additional financing may be required and certain of its long-term obligations are at variable interest rates. The Company's primary exposure to market risk stems from fluctuations in interest rates. The Company's interest rate risk related to the variable interest rate long-term obligations results from changes in the United States LIBOR, British Pound LIBOR, United States Prime, and Canada Prime rates. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments. The estimated fair value of the Company's 2000 Convertible Debentures, 1999, 1998 and 1997 Senior Notes (carrying value of $461 million), based on quoted market prices, at June 30, 2002 was $219 million.

        The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of June 30, 2002 in U.S. dollars, which is the Company's reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible subordinated debentures, leased fiber capacity, equipment financing, and other long-term obligations in effect at June 30, 2002. In the case of the senior notes, and convertible debentures the table excludes the potential exercise of the relevant redemption and conversion features.

	2002	2003	2004	2005	2006	Thereafter	Total
	(in thousands, except percentages)
Interest Rate Sensitivity
Fixed Rate	$13,647	$26,045	$118,441	$20,819	$3,569	$375,259	$557,780
Average Interest Rate	10%	11%	12%	8%	6%	9%	9%
Variable Rate	$23,229	$8,665	$4,826	$4,826	$1,206	—	$42,752
Average Interest Rate	9%	4%	9%	9%	2%	—	7%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Stockholders held on June 6, 2002, the stockholders of the Company, holding 64,840,203 shares of record, elected Mr. K. Paul Singh and Mr. John F. DePodesta as directors of the Company. The voting results were as follows: 47,578,233 and 47,574,275 shares were in favor of Mr. K. Paul Singh and Mr. John F. DePodesta, respectively, no shares against either Mr. K. Paul Singh and Mr. John F. DePodesta, and 352,021 and 355,979 were withheld against Mr. K. Paul Singh and Mr. John F. DePodesta, respectively. David E. Hershberg, Nick Earle, John G. Puente, Douglas M. Karp and Pradman P. Kaul continued as directors of the Company after the meeting.

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
  Exhibits (see index on page 33)
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