Form 10-Q
period 2002-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2002-11-14
CIK 1006837

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2002
Common Stock $.01 par value	64,899,126

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

INDEX TO FORM 10-Q

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
NET REVENUE	$260,533	$272,244	$756,444	$823,332
COST OF REVENUE	170,782	195,027	498,244	598,452

GROSS MARGIN	89,751	77,217	258,200	224,880

OPERATING EXPENSES
Selling, general and administrative	63,570	69,709	187,084	233,420
Depreciation and amortization	20,329	40,514	60,637	113,977

Total operating expenses	83,899	110,223	247,721	347,397

INCOME (LOSS) FROM OPERATIONS	5,852	(33,006)	10,479	(122,517)
INTEREST EXPENSE	(17,562)	(20,293)	(52,085)	(80,796)
EQUITY INVESTMENT WRITE-OFF	(12,621)	—	(12,621)	—
INTEREST INCOME AND OTHER INCOME (EXPENSE)	(372)	752	785	(11,188)

LOSS BEFORE INCOME TAXES	(24,703)	(52,547)	(53,442)	(214,501)
INCOME TAX BENEFIT (EXPENSE)	(1,989)	—	8,679	—

LOSS BEFORE EXTRAORDINARY ITEM	(26,692)	(52,547)	(44,763)	(214,501)
GAIN ON EARLY EXTINGUISHMENT OF DEBT, NET OF INCOME TAXES	—	98,690	27,251	390,447

NET INCOME (LOSS)	$(26,692)	$46,143	$(17,512)	$175,946

INCOME (LOSS) PER COMMON SHARE:
Basic and diluted:
Loss before extraordinary item	$(0.41)	$(1.00)	$(0.69)	$(4.14)
Gain on early extinguishment of debt, net of income taxes	—	1.88	0.42	7.54

Net income (loss)	$(0.41)	$0.88	$(0.27)	$3.40

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,870	52,573	64,536	51,802

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,050	$83,953
Marketable securities	—	538
Accounts receivable (net of allowance for doubtful accounts receivable of $24,974 and $22,389)	165,210	190,293
Prepaid expenses and other current assets	42,711	34,170

Total current assets	279,971	308,954
RESTRICTED CASH	6,932	4,961
PROPERTY AND EQUIPMENT—Net	351,198	375,464
GOODWILL—Net	51,883	63,385
OTHER INTANGIBLE ASSETS—Net	29,643	46,115
OTHER ASSETS	17,278	17,335

TOTAL ASSETS	$736,905	$816,214

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$112,762	$118,176
Accrued interconnection costs	91,195	105,872
Accrued expenses and other current liabilities	78,340	74,754
Accrued interest	15,738	20,746
Current portion of long-term obligations	67,115	51,996

Total current liabilities	365,150	371,544
LONG-TERM OBLIGATIONS	546,562	615,591
OTHER LIABILITIES	8,098	7,563

Total liabilities	919,810	994,698

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value—authorized 2,455,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 150,000,000 shares; issued and outstanding 64,885,986 and 63,457,554 shares	649	635
Additional paid-in capital	607,834	607,123
Accumulated deficit	(722,741)	(705,229)
Accumulated other comprehensive loss	(68,647)	(81,013)

Total stockholders' deficit	(182,905)	(178,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$736,905	$816,214

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,512)	$175,946
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	60,742	114,143
Provision for doubtful accounts receivable	18,847	30,574
Stock issuance—401(k) Plan and Restricted Stock Plan	—	132
Equity investment write-off	12,621	—
Minority interest share of loss	(388)	(170)
Marketable securities write-off	—	15,000
Cost investment write-down	—	1,500
Deferred income taxes	(3,679)	—
Gain on early extinguishment of debt	(27,251)	(392,447)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	14,284	(18,058)
(Increase) decrease in prepaid expenses and other current assets	(4,341)	687
Increase in restricted cash	(1,672)	—
Decrease in other assets	448	1,077
Decrease in accounts payable	(6,389)	(33,802)
Decrease in accrued expenses, other current liabilities and other liabilities	(16,842)	(18,360)
Decrease in accrued interest payable	(3,112)	(15,699)
Sale of trading marketable securities	532	—

Net cash provided by (used in) operating activities	26,288	(139,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,929)	(78,982)
Cash used for business acquisitions, net of cash acquired	(138)	(1,404)

Net cash used in investing activities	(22,067)	(80,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	9,509	18,011
Purchase of the Company's debt securities	(4,383)	(99,845)
Principal payments on capital leases, vendor financing and other long-term obligations	(23,903)	(25,127)
Proceeds from sale of common stock	114	10,508

Net cash used in financing activities	(18,663)	(96,453)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,539	(5,551)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,903)	(321,867)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,953	398,378

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,050	$76,511

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$53,564	$96,989
Non-cash investing and financing activities:
Capital lease for acquisition of equipment	$139	$9,929
Leased fiber capacity additions	$7,991	$45,213
Equipment financing for acquisition of equipment	$—	$14,121
Conversion of debentures to common stock	$—	$46,373
Common stock issued for business acquisitions	$—	$590
Common stock issued for payment on capital lease liability	$744	$—
Net settlement of vendor obligations and receivables	$5,746	$—

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
NET INCOME (LOSS)	$(26,692)	$46,143	$(17,512)	$175,946
OTHER COMPREHENSIVE INCOME (LOSS)—
Foreign currency translation adjustment	(5,028)	(1,292)	12,366	(37,573)
Unrealized gain (loss) on marketable securities:
Unrealized holding loss arising during period	—	—	—	(747)
Reclassification adjustment for loss included in net loss	—	—	—	15,000

COMPREHENSIVE INCOME (LOSS)	$(31,720)	$44,851	$(5,146)	$152,626

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)  Basis of Presentation

        The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated (the "Company" or "Primus") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

        In August 2002, the Company revised its previously reported results for the three-month period ended March 31, 2002 by filing a Form 10-Q/A for that period. The principal effects of the revision are described in Note 8—"Restatement of Financial Statements." In this Form 10-Q, references or comparisons to results for the three months ended March 31, 2002 are to the restated results.

(2)  Summary of Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. ("Matrix"), 51% of Cards & Parts Telecom GmbH ("Cards & Parts"), 51% of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), and 37% of Bekkoame Internet, Inc. ("Bekko"), in all of which the Company has a controlling interest. Additionally, the Company has a controlling interest in Direct Internet Private Limited ("DIPL"), pursuant to a convertible loan which can be converted at any time into equity of DIPL in an amount as agreed upon between the Company and DIPL and permitted under local law. All intercompany profits, transactions and balances have been eliminated in consolidation. All other investments in affiliates are carried at cost, as the Company does not have significant influence. See Note 9—" Subsequent Events."

        On July 1, 2002, InterNeXt S.A. ("InterNeXt"), a data/Internet subsidiary of the Company, filed for insolvency administration in France. As a result of this filing, the Company no longer maintains the ability to control the operations of InterNeXt. Accordingly, the Company began accounting for the investment in InterNeXt, effective July 1, 2002, using the equity method of accounting in accordance with Accounting Principles Board Opinion ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company believes the equity method is appropriate given their ability to exercise significant influence over the operating and financial policies of InterNeXt. The presentation of InterNeXt in the financial statements as a consolidated subsidiary since acquisition in May 2000 through June 30, 2002 has not changed from the prior presentation.

        New Accounting Pronouncements—In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for

Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on our consolidated financial position, results of operations, or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, an Infrequently Occurring Events and Transactions." Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company will adopt the provisions of SFAS No. 145 during the three months ended March 31, 2003. For the nine months ended September 30, 2002 and 2001, the Company recorded extraordinary gains on the early extinguishment of debt of $27.3 million and $390.4 million, respectively. Accordingly, reclassifications of these gains to income from continuing operations may be made throughout fiscal year 2003 to maintain comparability for the reported periods.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Impairment for Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. The Company adopted the provisions of SFAS No. 144 in the three months ended March 31, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

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

        In June 2001, the FASB issued two new statements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets, other than goodwill, are to be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. In accordance with SFAS

No. 142, the Company discontinued amortization of goodwill on January 1, 2002. See Note 3—"Goodwill and Other Intangible Assets." The Company has reviewed estimated useful lives of previously recorded customer lists in accordance with SFAS No. 142. The Company is following the two-step process prescribed in SFAS No. 142 to test its goodwill for impairment under the transitional goodwill impairment test. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required transitional goodwill impairment tests during the three months ended June 30, 2002. Based on the results of this test, there are indicators that a potential impairment of goodwill within the Company's European segment as of January 1, 2002 may have to be recognized. The Company will measure and record the potential impairment loss, if any, by December 31, 2002 as a cumulative effect of a change in accounting principle. Although the amount of the potential loss has not been determined, goodwill related to the European segment as of January 1, 2002 is $15.8 million. The Company believes it is likely that the majority of the goodwill related to the European segment will be written off under the transitional goodwill impairment test.

        Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations.

(3)  Goodwill and Other Intangible Assets

        Acquired intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$143,657	$(114,827)	$139,771	$(96,955)
Other	1,742	(929)	4,961	(1,662)

Total	$145,399	$(115,756)	$144,732	$(98,617)

        Amortization expense for customer lists and other intangible assets for the nine months ended September 30, 2002 and 2001 was $15.8 million and $25.9 million, respectively. Amortization expense for goodwill for the nine months ended September 30, 2001 was $18.2 million. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006 to be approximately $20.8 million, $15.1 million, $7.6 million, $2.1 million and $0.8 million, respectively.

        Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
	Net Carrying Amount	Net Carrying Amount
Goodwill	$51,883	$63,385

        The changes in the carrying amount of goodwill for the three months ended September 30, 2002, June 30, 2002 and March 31, 2002, are as follows:

	North America	Europe	Asia-Pacific	Total
Balance as of January 1, 2002	41,311	15,773	6,301	63,385
Goodwill acquired during period	—	—	—	—
Other	336	(208)	(290)	(162)

Balance as of March 31, 2002	$41,647	$15,565	$6,011	$63,223
Goodwill acquired during period	—	—	—	—
Other	(162)	2,105	390	2,333

Balance as of June 30, 2002	$41,485	$17,670	$6,401	$65,556
Goodwill acquired during period	—	—	—	—
Deconsolidation of a subsidiary	—	(12,569)	—	(12,569)
Other	(943)	23	(184)	(1,104)

Balance as of September 30, 2002	$40,542	$5,124	$6,217	$51,883

        The reduction in the goodwill balance for Europe is primarily a result of the deconsolidation during the three months ended September 30, 2002 of the Company's French subsidiary, InterNeXt, as a result of the Company's loss of control over the subsidiary. The subsidiary had a net goodwill balance of $12.6 million at the time of deconsolidation. See Note 2—"Summary of Significant Accounting Policies" and Note 7—"Equity Investment Write-off."

        A reconciliation of net loss and loss per share reported in the Consolidated Condensed Statements of Operations to the pro forma amounts adjusted for the exclusion of goodwill amortization is presented below. For purposes of the calculation of the tax effect, the Company assumed a zero percent effective tax rate applied to the deductible goodwill as all of its net operating loss carryforwards had been fully offset with a valuation allowance. The pro forma results reflecting the exclusion of goodwill amortization have been prepared only to demonstrate the impact of goodwill amortization on net loss and loss per share and are for comparative purposes only.

	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2001
	(unaudited)	(unaudited)
	(in thousands, except per share amounts)
Reported net income	$46,143	$175,946
Add: goodwill amortization, net of income taxes	5,997	18,173

Adjusted net income	52,140	194,119
Less: gain on early extinguishment of debt, net of income taxes	(98,690)	(390,447)

Adjusted loss before extraordinary item	$(46,550)	$(196,328)

Reported income (loss) per common share:
Basic and diluted:
Loss before extraordinary item	$(1.00)	$(4.14)
Gain on early extinguishment of debt, net of income taxes	1.88	7.54

Net income	$0.88	$3.40

Add: goodwill amortization, net of income taxes	$0.11	$0.35
Adjusted income (loss) per common share:
Basic and diluted:
Loss before extraordinary item	$(0.89)	$(3.79)
Gain on early extinguishment of debt, net of income taxes	1.88	7.54

Net income	$0.99	$3.75

Weighted average number of common shares outstanding	52,573	51,802

(4)  Long-Term Obligations

        Long-term obligations consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Obligations under capital leases	$9,741	$28,754
Equipment financing	72,538	71,492
Leased fiber capacity	35,146	53,713
Accounts receivable financing facility and other	35,350	20,365
Senior notes	389,783	422,144
Convertible subordinated debentures	71,119	71,119

Subtotal	613,677	667,587
Less: Current portion of long-term obligations	(67,115)	(51,996)

Total long-term obligations	$546,562	$615,591

        The indentures governing the senior notes and convertible debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company's ability to incur further indebtedness and make certain payments, including the payment of dividends.

  Senior Notes and Convertible Debentures

        In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007 ("2000 Convertible Debentures") with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures were convertible into approximately 6,025,170 shares of the Company's common stock based on a conversion price of $49.7913 per share. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of the debentures through open market purchases and conversion to the Company's common stock. In February 2002, the Company retired all of the 2000 Convertible Debentures that had been previously purchased by the Company in December 2000 and January 2001 in the principal amount of $36.4 million. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2000.

        In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 ("October 1999 Senior Notes"). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th. The Company may redeem up to 35% of the original principal amount of the October 1999 Senior Notes at 112.75% of the principal amount thereof, plus accrued and unpaid interest through the redemption date prior to October 15, 2002. In January 2002 and during the years ended December 31, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that had been previously purchased by the Company in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2000.

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

        On May 19, 1998, the Company completed the sale of $150 million 9 7/8% senior notes due 2008 ("1998 Senior Notes") with semi-annual interest payments due on May 15th and November 15th. The 1998 Senior Notes are due May 15, 2008 with early redemption at the option of the Company at any time after May 15, 2003. In addition, prior to May 15, 2001, the Company may redeem up to 25% of the originally issued principal amount of the 1998 Senior Notes at 109.875% of the principal amount thereof, plus accrued and unpaid interest through the redemption date. During the year ended December 31, 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June 2002, the Company retired $4.5 million in principal amount of the 1998 Senior Notes that had been previously purchased by the Company. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2000. See Note 9—"Subsequent Events."

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

        The following table shows the changes in the balances of the Company's senior notes and debentures for the nine months ended September 30, 2002 and the year ended December 31, 2001. The senior notes purchased by the Company that have not been cancelled are held as treasury bonds and are recorded as a reduction of long-term obligations.

For the nine months ended September 30, 2002	Balance at December 31, 2001	Principal Purchases	Conversion to Common Stock	Warrant Amortization	Balance at September 30, 2002	Cash Paid for Purchase of Principal
2000 5 3/4% Convertible Debentures due 2007	$71,119,000	$—	$—	$—	$71,119,000	$—
October 1999 12 3/4% Senior Notes due 2009	126,680,000	(11,000,000)	—	—	115,680,000	1,485,000
January 1999 11 1/4% Senior Notes due 2009	139,587,000	(21,467,000)	—	—	118,120,000	2,898,045
1998 9 7/8% Senior Notes due 2008	69,020,000	—	—	—	69,020,000	—
1997 11 3/4% Senior Notes due 2004	86,857,345	—	—	105,287	86,962,632	—

Total	$493,263,345	$(32,467,000)	$—	$105,287	$460,901,632	$4,383,045

For the Year Ended December 31, 2001	Balance at December 31, 2000	Principal Purchases	Conversion to Common Stock	Warrant Amortization	Balance at December 31, 2001	Value of Shares Issued and Cash Paid for Purchase of Principal
2000 5 3/4% Convertible Debentures due 2007	$296,610,000	$(33,027,000)	$(192,464,000)	$—	$71,119,000	$65,147,343
October 1999 12 3/4% Senior Notes due 2009	239,350,000	(112,670,000)	—	—	126,680,000	25,806,250
January 1999 11 1/4% Senior Notes due 2009	245,467,000	(105,880,000)	—	—	139,587,000	24,032,724
1998 9 7/8% Senior Notes due 2008	150,000,000	(80,980,000)	—	—	69,020,000	18,694,158
1997 11 3/4% Senior Notes due 2004	177,622,321	(91,700,000)	—	935,024	86,857,345	21,353,812

Total	$1,109,049,321	$(424,257,000)	$(192,464,000)	$935,024	$493,263,345	$155,034,287

  Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

        In December 1999, the Company agreed to purchase $23.2 million of fiber capacity from Qwest Communications which provides the Company with an asynchronous transfer mode

("ATM") + Internet protocol ("IP") based international broadband backbone. The backbone is comprised of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas. In March 2000, the Company agreed to purchase an additional $20.8 million of fiber capacity. As of June 30, 2001, the Company had fulfilled the total purchase obligation. As of December 31, 2001, the Company had made cash payments of $27.1 million. In June 2002, the Company settled its outstanding payment obligation of $16.4 million with Qwest for $10 million in cash. $5 million was paid in June 2002. $5 million remained payable as of September 30, 2002, of which $3 million is due June 2003, and $2 million is due September 2003. The Company recorded this transaction in accordance with FASB Interpretations ("FIN") No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease," and accordingly, the transaction resulted in a reduction of property and equipment of $7.2 million during the three months ended June 30, 2002.

        During the three months ended September 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited ("SCCL"). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term, which added two years to the original three-year term, and continues to bear interest at 6.0% above LIBOR (7.81% at September 30, 2002). The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. At September 30, 2002, the Company had a liability recorded under this agreement in the amount of $18.1 million, an increase of $5.6 million from June 30, 2002. The increase is due to the delivery of additional capacity in the amount of $6.7 million less payments made during the three months ended September 30, 2002.

        In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $27.8 million (51.1 million Australian dollars ("AUD")) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. At September 30, 2002, the Company had a liability recorded in the amount of $16.5 million (30.4 million AUD), which reflects a promissory note payable over a four-year term bearing interest at a rate of 14.31%.

        During the year ended December 31, 2000, Cisco Systems Capital Corporation ("Cisco") provided the Company with $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. In March 2002, the Company settled its outstanding equipment lease obligations of $15.3 million with Cisco for $6.5 million in cash and 1,200,000 shares of the Company's common stock. $5.0 million was paid in March 2002. $1.5 million remains payable as of September 30, 2002 and is due April 2, 2003. The Company recorded this transaction in accordance with FIN No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease," and accordingly, this transaction resulted in a reduction of property and equipment of $8.0 million during the three months ended March 31, 2002.

        During the years ended December 31, 2000 and 1999, NTFC Capital Corporation provided the Company with $15.0 million and $30.0 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased. At September 30, 2002 and December 31, 2001, $45.0 million was utilized by the Company and recorded as a liability. Borrowings under this credit facility are payable over a five-year term and are each priced at the date of drawdown at a 495 basis point spread off of the five-year United States Treasury rate; the interest rates range from 9.94% to 11.56%.

        During the year ended December 31, 1999, Ericsson Financing Plc ("Ericsson") provided the Company with $33.3 million (21.3 million British pounds) in financing to fund the purchase of network equipment, secured by the equipment purchased. At September 30, 2002 and December 31, 2001,

$18.9 million (12.1 million British pounds) was utilized under this facility. Borrowings under this credit facility accrue interest at rates equal to LIBOR of the relevant currency plus 5.8% (9.75% at September 30, 2002) for 50% of the capital and at 3.8% above LIBOR (7.75% at September 30, 2002) for the other 50%, and are payable over a five-year term. The Company had liabilities recorded at September 30, 2002 and December 31, 2001 of $14.8 million and $13.8 million, respectively. During the three months ended December 31, 2001, the Company renegotiated payment terms with Ericsson. Under the new terms, the principal of the borrowings is to be deferred until May 15, 2003. Interest until commencement of repayment will be accrued at 3.8% above LIBOR per annum for 50% of the capital and at 1.8% above LIBOR for the other 50%. All obligations under this credit facility will be fulfilled by February 15, 2006.

        During the year ended December 31, 2000, General Electric Capital Corporation provided the Company with $20.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. At September 30, 2002 and December 31, 2001, $12.7 million was utilized under this facility by the Company and recorded as a liability. Borrowings under this facility are priced at the date of drawdown at a 500 basis point spread off of the five-year United States Treasury rate and are payable over a five-year term; the interest rates range from 9.72% to 9.95%.

        During the three months ended June 30, 2002, the Company entered into a settlement agreement with a vendor who filed for bankruptcy protection in the United States in January 2002. In October 2002, this settlement agreement was approved by the United States Bankruptcy Court. The settlement resulted in the netting of various payables and receivables including the cancellation of $4.8 million in leased fiber capacity financing owed by the Company. This settlement resulted in a reduction of property and equipment in accordance with FIN No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease."

  Other

        In March 2002, the Company consummated a transaction financing accounts receivable of a certain wholly-owned subsidiary, with Textron Financial Inc. The Company pledged $14.8 million as collateral as of September 30, 2002, and recorded a liability of $12.6 million which is included in current portion of long-term obligations as the financing is payable on demand. This financing will terminate in March 2004 and bears fees at a rate of Bloomberg BBSWIB rate plus 5.75% per annum (10.67% at September 30, 2002), plus an additional $150,000 per annum. In July 2001, the Company consummated a transaction financing accounts receivable of its wholly-owned Canadian subsidiary, Primus Canada, with Textron Financial Canada Limited, an affiliate of Textron Financial Inc. The Company pledged $15.0 million and $17.4 million of its accounts receivable as collateral as of September 30, 2002 and December 31, 2001, respectively, and recorded a liability of $10.8 million and $12.4 million, respectively, which is included in current portion of long-term obligations as the financing is payable on demand. This financing will terminate in March 2004 and bears fees at a rate of Canada Prime Rate plus 3.25% (7.75% at September 30, 2002), plus an additional $285,081 (450,000 Canadian dollars) per annum. These transactions with Textron Financial Inc. collectively permit borrowings of up to $29.8 million, depending on the level of customer receivables.

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

        Summary information with respect to the Company's segments is as follows (in thousands):

	Three months ended September 30,
	2002	2001
	(unaudited)
Net Revenue
North America
United States	$53,346	$64,716
Canada	40,238	41,986
Other	1,254	2,087

Total North America	94,838	108,789

Europe
United Kingdom	36,523	38,132
Germany	14,429	27,175
Netherlands	22,177	3,756
Other	21,078	26,438

Total Europe	94,207	95,501

Asia-Pacific
Australia	65,211	62,301
Other	6,277	5,653

Total Asia-Pacific	71,488	67,954

Total	$260,533	$272,244

Income (Loss) From Operations
North America	$190	$(22,498)
Europe	340	(7,236)
Asia-Pacific	5,322	(3,272)

Total	$5,852	$(33,006)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
North America
United States	$183,583	$264,149
Canada	99,950	112,483
Other	6,929	10,379

Total North America	290,462	387,011

Europe
United Kingdom	101,465	113,543
Germany	36,694	62,892
Netherlands	33,976	7,680
Other	60,055	51,678

Total Europe	232,190	235,793

Asia-Pacific
Australia	176,138	158,902
Other	38,115	34,508

Total Asia-Pacific	214,253	193,410

Total	$736,905	$816,214

        The Company offers three main products—Voice, Data/Internet, and voice-over-Internet-protocol ("VoIP") in all three segments. Summary net revenue information with respect to the Company's products is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Voice	$216,963	$232,287	$629,122	$713,695
Data/Internet	27,895	29,351	85,041	82,228
VoIP	15,675	10,606	42,281	27,409

Total	$260,533	$272,244	$756,444	$823,332

(6)  Commitments and Contingencies

        In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of Cable & Wireless USA, Inc. ("C&W"). In addition to assuming certain liabilities associated with the customer base, the purchase price will be based on the customer base's revenues after the acquisition has occurred. The Company is expected to start acquiring the customer base during the three months ending December 31, 2002. No amounts related to the acquisition have been recorded as of September 30, 2002. The maximum purchase price of $32 million will be paid through a deferred payment arrangement over a two-year period.

        During the three months ended December 31, 2001, the Company agreed to purchase $12.2 million of additional fiber optic capacity from Southern Cross Cables Limited under an IRU Agreement. The Company has purchased $8.0 million under the agreement as of September 30, 2002, and is scheduled to receive delivery of all capacity by May 2003.

        In March 1999, the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the "LTN Companies"). In April 2001, the LTN Companies received a federal notice of income tax assessment disputing certain deductions from taxable income made by the LTN Companies prior to the Company's acquisition, in the amount of $5.1 million (8.0 million Canadian dollars), plus penalties and interest of $6.7 million (10.6 million Canadian dollars). The Company is disputing the entire assessment. The Company's ultimate legal and financial liability with respect to these proceedings cannot be estimated with any certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company's financial results.

        On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A. ("Plaintiff"), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is currently the Company's subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000, and discovery has commenced. A trial date has not yet been set. The Company's ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company's financial results. The Company intends to defend the case vigorously. Management believes that this suit will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

        The Company and certain of its executive officers have been named as defendants in two separate securities lawsuits brought by shareholders ("Plaintiffs") of Tutornet.com, Inc. ("Tutornet") in the United States District Courts in Virginia and New Jersey. The plaintiffs sued Tutornet and several of its officers (collectively, the "Non-Primus Defendants") for an undisclosed amount alleging fraud in the sale of Tutornet securities. The plaintiffs also named the Company and several of its executive officers (the "Primus Defendants") as co-defendants. Neither the Company nor any of its subsidiaries/affiliates owns, or has ever owned, any interest in Tutornet. In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs. The Non-Primus Defendants have filed post-trial motions seeking to reverse or reduce the jury's award, and the plaintiffs have sought a new trial as to the Primus Defendants. The judge has not yet ruled on these motions. The Company does not believe there is any merit to the motion for a new trial as to the Primus Defendants and anticipates that the plaintiffs will file an appeal. The New Jersey case was just recently filed against the Primus Defendants. In both cases, the Company intends to vigorously defend against these actions and believes that the plaintiffs' claims are without merit. However, the Company's ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time and there is no entity insurance coverage for these claims. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company's financial results.

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

(7)  Equity Investment Write-off

        In May 2000, the Company acquired 100% of InterNeXt, a data/Internet subsidiary of the Company, for $12.9 million, comprised of $11.9 million in cash and 33,446 shares of the Company's common stock. On July 1, 2002, InterNeXt filed for insolvency administration in France. As a result of this filing, the Company no longer maintains the ability to control the operations of InterNeXt. Accordingly, the Company began accounting for the investment in InterNeXt, effective July 1, 2002, using the equity method of accounting in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company believes the equity method is appropriate given their ability to exercise significant influence over the operating and financial policies of InterNeXt. During the three months ended September 30, 2002, the Company did not believe that it would be able to recover the carrying amount of its equity investment in InterNeXt based on the latest insolvency administration proceedings. In accordance with APB No. 18, the Company believed the loss in value of the equity investment to be other than temporary and correspondingly wrote-off the investment of $12.6 million.

(8)  Restatement of Financial Statements

        In August 2002, the Company revised its results for the three-month period ended March 31, 2002 by filing a Form 10-Q/A for that period. In this Form 10-Q, references or comparisons to the results for the three months ended March 31, 2002 are to the restated results.

        The Company determined that the $8.0 million difference between the carrying amount of its outstanding equipment lease obligations with Cisco and the amounts incurred to settle these obligations should have been recognized as a reduction in the carrying value of the leased assets rather than as an extraordinary gain, due to the obligation being treated as a capital lease in nature, instead of a line of credit, according to the guideline stated in FIN No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease." As a result, the consolidated condensed financial statements as of and for the three months ended March 31, 2002 were restated from the amounts previously reported to correct the accounting for this transaction. There was no effect on loss before extraordinary items. A summary of the effects of this restatement is as follows:

	Reported	As Restated
For the three months ended March 31, 2002:
Gain on early extinguishment of debt	$35,264	$27,251
Net income	$28,767	$20,754
Income per share—basic and diluted:
Gain on early extinguishment of debt	$0.55	$0.42
Net income	$0.45	$0.32
As of March 31, 2002:
Property and equipment, net	$375,398	$367,389
Total stockholders' deficit	$(147,192)	$(155,201)

(9)  Subsequent Events

        In October 2002, the Company retired all of the 1998 Senior Notes that had been previously purchased by the Company in the principal amount of $76.5 million. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations.

        On October 1, 2002, the Company transferred back shares to the principal owners of its German mobile operations business, Cards & Parts, which reduced its ownership to 49%. On October 4, 2002, Cards & Parts filed for insolvency administration. The Company is evaluating whether Cards & Parts will be deconsolidated.

        As of October 1, 2002, the Company amended its contractual agreements to give up its right to control the Board of Directors and the operations of Bekko, its data/Internet subsidiary in Japan. The Company is evaluating whether Bekko will be deconsolidated.

        In connection with the acquisition of the United States based retail switched voice services customer base of C&W, the Company and C&W, where applicable, have filed applications with the FCC, and applications/notices with the state Public Utility Commissions, as required. As of October 28, 2002, Primus and C&W had both the domestic and international approvals for migration of customers, and had received approvals in 46 out of 50 states. Due to certain state law requirements for additional notice and/or evaluation time, approvals for three of the remaining states are expected to be granted before the end of November and the final state by mid-December 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Primus is a global facilities-based Total Service Provider offering bundled voice, data, Internet, digital subscriber line ("DSL"), Web hosting, VoIP, virtual private network ("VPN"), PC-to-phone, prepaid calling card and other value-added services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan. The Company seeks to capitalize on the increasing demand for high-quality, low-cost international communications services, which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of global data/Internet traffic. The Company provides services over its network, which consists of (i) 19 carrier-grade switches, including 14 international gateway switches in the United States, Australia, Canada, France, Germany, Japan, Puerto Rico and the United Kingdom and one domestic switch in the United States and four domestic switches in Australia; (ii) more than 300 points of presence (POPs) in additional markets within its principal service regions; and (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems. Utilizing this network, along with resale arrangements and foreign carrier agreements, the Company provides service to 2.8 million customers, which includes 0.6 million prepaid calling card customers. Total customers at June 30, 2002 were 2.4 million, of which 0.3 million were prepaid calling card customers.

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

Recent Developments

        In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of Cable & Wireless USA, Inc. ("C&W"). While this acquisition is expected to be accretive to the Company's revenue and EBITDA, such amount is dependent upon a variety of factors which are outside of the Company's control. The Company will pay a fee to C&W for each individual customer after that customer is actually migrated based upon that customer's monthly usage amount. The acquisition will be effected through a deferred payment arrangement over a two-year period for a total estimated consideration of up to $32 million. No amounts related to the acquisition have been recorded as of September 30, 2002.

        In connection with the acquisition, the Company and C&W, where applicable, have filed applications with the FCC, and applications/notices with the state Public Utility Commissions, as required. As of October 28, 2002, Primus and C&W had both the domestic and international approvals for migration of customers, and had received approvals in 46 out of 50 states. Due to certain state law requirements for additional notice and/or evaluation time, approvals for three of the remaining states are expected to be granted before the end of November and the final state by mid-December 2002.

Other Operating Data

        The following information for the three months ended September 30, 2002 and 2001 (in thousands) is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with the Company's most recently filed Form 10-K.

	Three months ended September 30, 2002
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
North America	$94,838	405,830	518,241	924,071
Europe	94,207	549,627	277,491	827,118
Asia-Pacific	71,488	51,526	178,016	229,542

Total	$260,533	1,006,983	973,748	1,980,731

	Three months ended September 30, 2001
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
North America	$108,789	462,921	568,306	1,031,227
Europe	95,501	610,575	231,435	842,010
Asia-Pacific	67,954	45,520	176,305	221,825

Total	$272,244	1,119,016	976,046	2,095,062

Results of operations for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

        Net revenue decreased $11.7 million or 4% to $260.5 million for the three months ended September 30, 2002 from $272.2 million for the three months ended September 30, 2001. The Company's data/Internet and VoIP revenue contributed $27.9 million and $15.7 million, respectively, for the three months ended September 30, 2002, as compared to $29.4 million and $10.6 million, respectively, for the three months ended September 30, 2001.

          North America: North American net revenue decreased $14.0 million or 13% to $94.8 million for the three months ended September 30, 2002 from $108.8 million for the three months ended September 30, 2001. The decrease is primarily attributed to a decrease of $7.6 million in wholesale carrier services as well as reduced rates per minute caused by market pricing pressures in the United States. Additionally, a decrease of $5.0 million in retail voice traffic in the United States and Canada contributed to the decrease in net revenue.

          Europe: European net revenue decreased $1.3 million or 1% to $94.2 million for the three months ended September 30, 2002 from $95.5 million for the three months ended September 30, 2001. The European net revenue decrease is mainly attributable to a $12.7 million decrease in the Company's German operation, comprised of a $6.8 million decline in its carrier services, a $4.0 million decrease in its mobile business and a $1.3 million decline in its data/Internet revenue. The decrease is mostly offset by an increase of $11.1 million associated with the increased usage of prepaid calling cards.

          Asia-Pacific: Asia-Pacific net revenue increased $3.5 million or 5% to $71.5 million for the three months ended September 30, 2002 from $68.0 million for the three months ended September 30, 2001. The increase is primarily attributable to an increase of $2.9 million from the Company's Australian operation, which is mainly associated with the positive impact of the strengthening Australian dollar against the United States dollar. The increase is also attributable to an increase of $0.8 million in the Company's data/Internet services in India.

        Cost of revenue decreased $24.2 million to $170.8 million, or 65.6% of net revenue, for the three months ended September 30, 2002 from $195.0 million, or 71.6% of net revenue, for the three months ended September 30, 2001. With the majority of cost of revenue being variable, based on minutes of use, the decrease in cost of revenue is primarily attributable to the decrease in net revenue. Gross margin percentage increased to 34.4% for the three months ended September 30, 2002 from 28.4% for the three months ended September 30, 2001, due to a reduction in the mix of lower-margin wholesale business as well as improved efficiencies in network routing by diversifying the Company's base of traffic suppliers, eliminating under-utilized fixed circuit costs, and increasing the utilization of the Company's own network.

        Selling, general and administrative expenses decreased $6.1 million to $63.6 million, or 24.4% of net revenue, for the three months ended September 30, 2002 from $69.7 million, or 25.6% of net revenue, for the three months ended September 30, 2001. The decrease is primarily attributable to a $3.2 million reduction in salaries and benefits, a reduction of $2.8 million in general and administrative expenses, and a total reduction of $1.5 million in professional fees, occupancy and travel expenses. The reduction in salaries and benefits is a result of the reduction of full-time and part-time employees in 2001. The reduction in general and administrative, and to a lesser extent, professional services, occupancy and travel expenses is a result of management initiatives to reduce overhead spending. The decrease is partially offset by an increase of $1.4 million in sales and marketing expenses.

        Depreciation and amortization expense decreased $20.2 million to $20.3 million for the three months ended September 30, 2002 from $40.5 million for the three months ended September 30, 2001. The decrease consists of reductions of $11.1 million in depreciation expense and $9.1 million in amortization expense. The decrease is primarily associated with the Company's asset impairment write-down of $526.3 million during the three months ended December 31, 2001 in goodwill, property and equipment, and customer lists. The decrease in goodwill amortization expense is also a result of the Company's adoption of SFAS No. 142 on January 1, 2002, under which goodwill is no longer amortized. Goodwill amortization expense for the three months ended September 30, 2001 was $6.0 million. The Company performed the first of the transitional goodwill impairment tests required by SFAS No. 142 during three months ended June 30, 2002. Based on the results of this test, there are indicators that a potential impairment of goodwill within the Company's European segment as of January 1, 2002 may have to be recognized. The Company will measure and record the potential impairment loss, if any, by December 31, 2002 as a cumulative effect of a change in accounting principle. Although the amount of the potential loss has not been determined, goodwill related to the European segment as of January 1, 2002 is $15.8 million. The Company believes it is likely that the majority of the goodwill related to the European segment will be written off under the transitional goodwill impairment test.

        Interest expense decreased $2.7 million to $17.6 million for the three months ended September 30, 2002 from $20.3 million for the three months ended September 30, 2001. The decrease is primarily attributed to $3.2 million in interest saved from the principal reduction of the Company's senior notes and convertible debentures and extinguishment of its vendor debt and related obligations to Hewlett-Packard.

        Interest and other income (expense) decreased to an expense of $0.4 million for the three months ended September 30, 2002 from an income of $0.8 million for the three months ended September 30, 2001. The decrease is primarily associated with a decrease of $0.4 million in interest income due to a lower cash balance during the three months ended September 30, 2002, and the decrease of $0.4 million in foreign currency transaction gains resulted from the negative impact of foreign exchange rates against a subsidiary's functional currency.

        Income tax benefit (expense) of $2.0 million expense for the three months ended September 30, 2002 resulted from a partial realization of the deferred tax asset that was created by foreign operating loss carryforwards. The deferred tax asset of $5.7 million was the portion that was not fully offset by a valuation allowance during the three months ended March 31, 2002 and resulted in an income tax benefit of $5.7 million during that period.

Results of operations for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

        Net revenue decreased $66.9 million or 8% to $756.4 million for the nine months ended September 30, 2002 from $823.3 million for the nine months ended September 30, 2001. The Company's data/Internet and VoIP revenue contributed $85.0 million and $42.3 million, respectively, for the nine months ended September 30, 2002, as compared to $82.2 million and $27.4 million, respectively, for the nine months ended September 30, 2001.

          North America: North American net revenue decreased $70.8 million or 20% to $280.6 million for the nine months ended September 30, 2002 from $351.4 million for the nine months ended September 30, 2001. The decrease is primarily attributed to a decrease in wholesale carrier services as well as reduced rates per minute caused by market pricing pressures. Carrier services revenue in the United States and Canada declined by $53.4 million, or 49% from the same period last year. Additionally, a decrease of $9.1 million in retail voice traffic in the United States and Canada, a decrease of $4.1 million in net revenue from data/Internet services in the United States and Brazil, and a decrease of $2.6 million as a result of the negative impact of the declining Canadian dollar against the United States dollar contributed to the decrease in net revenue.

          Europe: European net revenue increased $4.0 million or 2% to $269.4 million for the nine months ended September 30, 2002 from $265.4 million for the nine months ended September 30, 2001. The European net revenue increase is mainly attributed to an increase of $19.8 million in the usage of prepaid calling cards, along with an increase of $14.2 million in carrier services in Italy, France, Denmark, Spain and Switzerland. The increase is also attributed to the positive impact of the strengthening foreign currency exchange rates against the United States dollar. The increase is offset by a reduction of $22.9 million from the Company's German operation which is mostly associated with the decline in net revenue for its carrier services and mobile operations. In addition, there was a reduction of $5.8 million in the net revenue of the Company's international agents operations, and a reduction of $2.4 million associated with the decline in the data/Internet revenue in France and Spain.

          Asia-Pacific: Asia-Pacific net revenue was flat at $206.4 million for the nine months ended September 30, 2002 as compared to $206.5 million for the nine months ended September 30, 2001. The decrease is attributable to the decrease of $3.8 million in the Company's operations in Japan which is mostly associated with a decline in its data/Internet operation. The decrease is offset by an increase of $2.3 million in the Company's operations in Australia resulted from the positive impact of the strengthening Australian dollar against the United States dollar and an increase of $1.1 million in the data/Internet revenue in India.

        Cost of revenue decreased $100.3 million to $498.2 million, or 65.9% of net revenue, for the nine months ended September 30, 2002 from $598.5 million, or 72.7% of net revenue, for the nine months ended September 30, 2001. With the majority of cost of revenue being variable, based on minutes of use, the decrease in cost of revenue is primarily attributable to the decrease in net revenue. Gross margin percentage increased to 34.1% for the nine months ended September 30, 2002 from 27.3% for the nine months ended September 30, 2001, due to a reduction in the mix of lower-margin wholesale business as well as improved efficiencies in network routing by diversifying the Company's base of traffic suppliers, eliminating under-utilized fixed circuit costs, and increasing the utilization of the Company's own network.

        Selling, general and administrative expenses decreased $46.3 million to $187.1 million, or 24.7% of net revenue, for the nine months ended September 30, 2002 from $233.4 million, or 28.4% of net revenue, for the nine months ended September 30, 2001. The decrease is primarily attributable to a $22.1 million reduction in salaries and benefits, a reduction of $11.2 million in general and administrative expenses, and a reduction of $6.6 million in sales and marketing. The reduction in salaries and benefits is a result of the reduction of full-time and part-time employees since December 31, 2000. The reduction in general and administrative, sales and marketing, and to a lesser extent, a decrease in professional services and travel expenses of $4.7 million is a result of management initiatives to reduce overhead spending.

        Depreciation and amortization expense decreased $53.4 million to $60.6 million for the nine months ended September 30, 2002 from $114.0 million for the nine months ended September 30, 2001. The decrease consists of reductions of $28.2 million in amortization expense and $25.1 million in depreciation expense. The decrease is primarily associated with the Company's asset impairment write-down of $526.3 million during the three months ended December 31, 2001 in goodwill, property and equipment, and customer lists. The decrease in goodwill amortization expense is also a result of the Company's adoption of SFAS No. 142 on January 1, 2002, under which goodwill is no longer amortized. Goodwill amortization expense for the nine months ended September 30, 2001 was $18.2 million. The Company performed the first of the transitional goodwill impairment tests required by SFAS No. 142 during the three months ended June 30, 2002. Based on the results of this test, there are indicators that a potential impairment of goodwill within the Company's European segment as of January 1, 2002 may have to be recognized. The Company will measure and record the potential impairment loss, if any, by December 31, 2002 as a cumulative effect of a change in accounting principle. Although the amount of the potential loss has not been determined, goodwill related to the European segment as of January 1, 2002 is $15.8 million. The Company believes it is likely that the majority of the goodwill related to the European segment will be written off under the transitional goodwill impairment test.

        Interest expense decreased $28.7 million to $52.1 million for the nine months ended September 30, 2002 from $80.8 million for the nine months ended September 30, 2001. The decrease is primarily attributed to $29.1 million in interest saved from the principal reduction of the Company's senior notes and convertible debentures and extinguishment of its vendor debt and related obligations to Hewlett-Packard.

        Interest and other income (expense) increased to an income of $0.7 million for the nine months ended September 30, 2002 from an expense of $11.2 million for the nine months ended September 30, 2001. The increase is primarily attributable to the $15.0 million write-off of the Company's investment during the three months ended March 31, 2001 in Pilot Network Services when the investment became permanently impaired, and a loss of $2.5 million associated with asset disposals during the three months ended June 30, 2001. The increase is partially offset by the decrease of $6.6 million in interest income due to a lower cash balance during the nine months ended September 30, 2002.

        Income tax benefit (expense) was an $8.7 million benefit for the nine months ended September 30, 2002. This benefit was comprised of a reversal of a $5 million tax provision recorded for the alternative minimum taxes ("AMT") at December 31, 2001. The reversal resulted from the signing into law of the Job Creation and Workers Assistance Act of 2002, which suspended the 90% limitation of net operating loss carryforward for AMT. The income tax benefit also reflected the net unrealized amount of $3.7 million of the deferred tax asset that was created by foreign operating loss carryforwards and first recognized during the three months ended March 31, 2002.

        Gain on early extinguishment of debt decreased to $27.3 million for the nine months ended September 30, 2002 from $390.4 million for the nine months ended September 30, 2001. The $27.3 million gain resulted from the Company's purchase of $32.5 million in principal amount of senior notes, prior to maturity, for $4.4 million in cash, slightly offset by the write-off of related deferred financing costs.

Liquidity and Capital Resources

Changes in Cash Flows

        The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and international and domestic fiber optic cable transmission capacity, satellite transmission capacity, interest and principal payments on outstanding indebtedness, and acquisitions of and strategic investments in businesses. The Company has financed its growth to date through public offerings, private placements of debt, equity securities, bank debt, vendor financing and capital lease financing.

        Net cash provided by operating activities was $26.3 million for the nine months ended September 30, 2002 as compared to net cash used by operating activities of $139.5 million for the nine months ended September 30, 2001. The increase in operating cash generated was comprised of an increase in gross margin of $33.3 million due to cost savings generated through lower variable and fixed costs, a decrease in sales, general and administrative expenses of $46.3 million due to substantial cost savings measures, a decrease in cash paid for interest of $43.4 million, and $42.8 million in additional funds generated from working capital.

        Net cash used by investing activities was $22.1 million for the nine months ended September 30, 2002 compared to net cash used by investing activities of $80.4 million for the nine months ended September 30, 2001. Net cash used by investing activities during the nine months ended September 30, 2002 included $21.9 million of capital expenditures primarily for the enhancement of the Company's global network and back office support systems as compared to $79.0 million during the nine months ended September 30, 2001.

        Net cash used by financing activities was $18.7 million for the nine months ended September 30, 2002 as compared to net cash used by financing activities of $96.5 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, cash used by financing activities consisted of $4.4 million for the purchase of certain of the Company's debt securities, $23.9 million of principal payments on capital leases, vendor financing and other long-term obligations, offset by $9.5 million of financing received through an accounts receivable financing. During the nine months ended September 30, 2001, cash used by financing activities consisted of $99.8 million for the purchase of certain of the Company's debt securities, $25.1 million of payments on capital leases, vendor financing and other long-term obligations, offset by $18.0 million of financing received through an accounts receivable financing and a drawdown on a line of credit and $10.0 million in cash received from Inktomi Corporation in exchange for 2,862,254 shares of the Company's common stock.

        Primus is party to a number of secured loans that were arranged under a facility to fund the purchase of telecommunications equipment (the "Equipment Facility"). The lenders under the Equipment Facility, NTFC Capital Corporation and General Electric Capital Corporation, have entered into a letter of intent with Primus to amend the terms of the Equipment Facility to, among other things, defer principal payments otherwise due during the period from January 2002 through April 2003. The lenders have agreed to defer principal payments that were otherwise due in the first nine months of 2002 while the final documentation is being prepared, and it is anticipated that a definitive agreement concerning the other matters covered in the letter of intent will be entered into during the next few months. As of September 30, 2002, Primus had outstanding borrowings of $57.7 million under the Equipment Facility. The Company will record any modification to the Equipment facility once the modification, if any, becomes final.

Short- and Long-Term Liquidity Considerations and Risks

        The Company believes that its existing cash and cash equivalents, $72.0 million as of September 30, 2002, and internally generated funds will be sufficient to fund the Company's debt service requirements, capital expenditures, and other cash needs for its operations at least though September 2003. Nonetheless, the Company will continue to have significant debt and debt service obligations during such period and on a long-term basis. In particular, during August 2004, $87 million in senior notes will need to be refinanced, which the Company presently expects to effect, in light of its improving EBITDA and results of operations. However, there can be no assurance that changes in assumptions or conditions, including those referenced under "Legal Proceedings" and "Special Note Regarding Forward-Looking Statements" will not adversely affect the Company's financial condition or short-term or long-term liquidity position. As of September 30, 2002, the Company has $613.7 million of indebtedness with payments of principal and interest due as follows:

Year Ending December 31,	Equipment Financing	Senior Notes	Accounts Receivable Financing Facility and Other	Convertible Subordinated Debentures	Total
	(amounts in thousands)
2002	$13,629	$10,784	$694	$—	$25,107
2003	42,727	45,102	9,083	4,089	101,001
2004	44,776	132,064	26,033	4,089	206,962
2005	29,806	34,853	329	4,089	69,077
2006	6,333	34,853	293	4,089	45,568
Thereafter	1,013	390,512	1,301	73,165	465,991

Total Minimum Principal & Interest Payments	138,284	648,168	37,733	89,521	913,706
Less: Amount Representing Interest	(20,859)	(258,385)	(2,383)	(18,402)	(300,029)

	$117,425	$389,783	$35,350	$71,119	$613,677

        The Company continues to attempt to renegotiate some of its equipment financing arrangements, which includes capital leases and vendor financing obligations with various vendors. While the Company has suspended discussions it had been conducting with certain of its high-yield bondholders, it remains receptive to proposals made by individual holders. The Company also maintains an active dialogue with potential debt and equity investors for raising additional capital for additional liquidity, debt reduction, payment of debt obligations as they come due, and for additional working capital and growth opportunities. There can be no assurance the Company will be successful in these efforts of obtaining new capital at acceptable terms. If the Company is successful in either restructuring its indebtedness or in raising additional financing, it is likely that securities comprising a significant percentage of the Company's fully-diluted capital will be issued in connection with the completion of such transactions. Additionally, if the Company's plans or assumptions change, including those with respect to its debt level or the development of the network and the level of the Company's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings prove to be insufficient, the Company may need to obtain such restructuring, financing and/or relief sooner than expected.

        In light of the foregoing, the Company and/or its subsidiaries will evaluate on a continuing basis, depending on market conditions and the outcome of events described under "Special Note Regarding Forward-Looking Statements," the most efficient use of the Company's capital, including investment in the Company's network and systems, lines of business, potential acquisitions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt securities in the open market or by other means to the extent permitted by its existing covenant restrictions.

New Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on our consolidated financial position, results of operations, or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria in Accounting Principles Board Opinion ("APB") No. 30 for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, an Infrequently Occurring Events and Transactions." Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company will adopt the provisions of SFAS No. 145 during the three months ended March 31, 2003. For the nine months ended September 30, 2002 and 2001, the Company recorded extraordinary gains on the early extinguishment of debt of $27.3 million and $390.4 million, respectively. Accordingly, reclassifications of these gains to income from continuing operations may be made throughout fiscal year 2003 to maintain comparability for the reported periods.

        In October 2001, the FASB issued Statement of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Impairment for Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. The Company adopted the provisions of SFAS No. 144 in the three months ended March 31, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

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

        In June 2001, the FASB issued two new statements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets, other than goodwill, are to be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company discontinued amortization of goodwill on January 1, 2002. See Note 3—"Goodwill and Other Intangible Assets." The Company has reviewed estimated useful lives of previously recorded customer lists in accordance with SFAS No. 142. The Company is following the two-step process prescribed in SFAS No. 142 to test its goodwill for impairment under the transitional goodwill impairment test. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required transitional goodwill impairment tests during the three months ended June 30, 2002. Based on the results of this test, there are indicators that a potential impairment of goodwill within the Company's European segment as of January 1, 2002 may have to be recognized. The Company will measure and record the potential impairment loss, if any, by December 31, 2002 as a cumulative effect of a change in accounting principle. Although the amount of the potential loss has not been determined, goodwill related to the European segment as of January 1, 2002 is $15.8 million. The Company believes it is likely that the majority of the goodwill related to the European segment will be written off under the transitional goodwill impairment test.

Special Note Regarding Forward-Looking Statements

        Statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include without limitation statements set forth in this document and elsewhere regarding, among other things: the Company's expectations of future liquidity, earnings before interest, taxes, depreciation and amortization ("EBITDA"), sales, net revenue, gross profit, operating profit, net income, cash flow, network development, Internet services development, traffic development, capital expenditures, selling, general and administrative expenses, goodwill impairment charges, service introductions and cash requirements; the Company's financing and/or debt repurchase, restructuring or exchange plans or initiatives; liquidity and debt service forecasts; management's plans, goals, expectations, guidance, objectives, strategy, and timing for future operations, product plans and performance, predictions or expectations of future growth, results or cash flow; and management's assessment of market factors and future financial performance. Factors and risks, including certain of those described in greater detail in the captions below, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include: changes in business conditions, prevailing trade credit terms or revenues arising from, among other reasons, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting the Company's large carrier customers; the failure of certain vendors to make adequate concessions concerning the deferral of principal payments and the reduction of interest rates; the possible inability to raise capital when needed, or at all; the inability to reduce, exchange or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations; changes in the telecommunications or Internet industry or the general economy or capital markets; adverse tax rulings from applicable taxing authorities; DSL, Internet and telecommunication competition; changes in financial, capital market and economic conditions; changes in service offerings or business strategies; inability to lease space for data centers at commercially reasonable rates; difficulty in migrating customers or integrating other assets; difficulty in provisioning VoIP services; changes in the regulatory schemes and regulatory enforcement in the markets in which the Company operates; restrictions on the Company's ability to follow certain strategies or complete certain transactions as a result of its capital structure or debt covenants; the inability to reduce debt significantly; risks associated with the

Company's limited DSL, Internet and Web hosting experience and expertise; entry into developing markets; the possible inability to hire and/or retain qualified sales, technical and other personnel, particularly as we continue to attempt to grow our data-centric services, and manage growth; and risks associated with international operations (including foreign currency translation risks); dependence on effective information systems; dependence on third parties to enable us to expand and manage our global network and operations; and dependence on the implementation and performance of the Company's global ATM+IP communications network. As such, actual results or circumstances may vary materially from such forward-looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made. Primus is not necessarily obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors, which could cause results to differ from expectations, include risks described in greater detail below associated with:

        Liquidity Restrictions; Possible Inability to Obtain Necessary Financing. The Company believes that its existing cash and internally generated funds will be sufficient to fund its operating losses, debt service requirements, capital expenditures, acquisitions and other cash needs for its operations at least through September 2003. However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief. See for instance information under "Liquidity and Capital Resources-Short- and Long-Term Liquidity Considerations and Risks" and in this "Special Note Regarding Forward-Looking Statements." If adverse events referenced therein were to occur, the Company may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

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

        Potential Nasdaq Delisting. On February 14, 2002, the Company received a notice of delisting of its common stock from the Nasdaq National Market. Subsequently, the Company applied to transfer the listing to the Nasdaq Small Cap Market, which was approved with trading effective at the opening of business May 14, 2002. The Nasdaq Small Cap Market has, among other requirements, a minimum bid price requirement that the Company must satisfy on a continuing basis. Although the transfer has been effected, the Company's continued listing cannot be assured because, as of the date of this filing, the Company fails to satisfy the Nasdaq Small Cap Market requirement that its common stock trade at a minimum bid price of at least $1 for ten consecutive trading days. If the Company's common stock does not trade above $1 for ten consecutive trading days by February 10, 2003, it would not be eligible for continued listing on the Nasdaq Small Cap Market and (absent relief from Nasdaq) would trade on the OTC Bulletin Board. The OTC Bulletin Board is a substantially less liquid market than the Small Cap Market. As a result, if the Company's common stock is delisted from the Nasdaq Small Cap Market, its stockholders may have greater difficulty disposing of their shares in acceptable amounts and at acceptable prices and the Company may have greater difficulty issuing equity securities or securities convertible into common stock in such circumstances. The Company cannot provide assurance when, if ever, its common stock would once again be eligible for listing on the Nasdaq National Market or on the Nasdaq Small Cap Market.

        Limited Operating History; Entry into Internet, data and VoIP business; Entry into Developing Markets. The Company was incorporated in February 1994, and began generating revenue in March 1995. The Company only recently has been targeting businesses and residential customers for Internet and data services through the Primus brand, its subsidiary iPRIMUS.com and other acquired ISPs. The Company has been expanding and intends to continue to expand its offering of data/Internet and VoIP services worldwide. The Company anticipates offering a full-range of Internet protocol-based data and voice communications over the global broadband ATM+IP network which the Company has deployed. The Company has limited experience in the Internet and Web hosting business and cannot provide assurance that it will successfully establish or expand the business. Currently, the Company provides Internet services to business and residential customers in the United States, Australia, Canada, Japan, India, Brazil, Germany and Spain, and offers Internet transmission services in the Indian Ocean/Southeast Asia regions through its satellite earth station in London and its earth stations in India. Accordingly, the Company cannot provide assurance that its future operations will generate operating or net income or positive cash flow, and the Company's prospects must be considered in light of the risks, expenses, problems and delays inherent in establishing a new business in a rapidly changing industry.

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

        Historical and Future Operating Losses; Negative EBITDA; Net Losses. Since inception, the Company had cumulative negative cash flow from operating activities and cumulative negative EBITDA. In addition, the Company incurred net losses since inception and has an accumulated deficit of $722.7 million as of September 30, 2002. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain operating profitability, net income or positive cash flow from operations in any future period.

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

        Intense Competition in Long Distance Telecommunications. The long distance telecommunications and data industry is intensely competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. Competition in all of the Company's markets is likely to stay intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is likely to become similar to the intense competition in the United States. Many of the Company's competitors are significantly larger and have substantially greater financial, technical and marketing resources and larger networks than the Company, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, as well as long-standing relationships with the Company's target customers. In addition, many of the Company's competitors enjoy economies of scale that result in a lower cost structure for transmission and related costs which could cause significant pricing pressures within the industry. Many companies emerging out of bankruptcy could also end up enjoying a lower cost structure and applying pricing pressure within the industry.

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

        Foreign currency—A significant portion of net revenue is derived from sales and operations outside the United States. The reporting currency for the Company's consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each respective entity. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on the Company's results of operations. The Company's primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: United States dollar/Australian dollar, United States dollar/Canadian dollar, United States dollar/United Kingdom pound, and United States dollar/Euro dollar. Due to the large percentage of the Company's revenues derived outside of the United States, strengthening of the United States dollar would have an adverse impact on the Company's results of operations. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Due to the long-term nature of such investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive income (loss)" within the stockholders' deficit section of the consolidated balance sheets. The Company historically has not engaged in hedging transactions to mitigate foreign exchange risk.

        Interest rates—A substantial majority of the Company's long-term debt obligations are at fixed interest rates. The Company is exposed to interest rate risk as additional financing may be required and certain of its long-term obligations are at variable interest rates. The Company's primary exposure to market risk stems from fluctuations in interest rates. The Company's interest rate risk related to the variable interest rate long-term obligations results from changes in the United States LIBOR, British Pound LIBOR, Bloomberg BBSWIB, United States Prime, and Canada Prime rates. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments. The estimated fair value of the Company's 2000 Convertible Debentures, 1999, 1998 and 1997 Senior Notes (carrying value of $461 million), based on quoted market prices, at September 30, 2002 was $212 million.

        The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of September 30, 2002 in United States dollars, which is the Company's reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible subordinated debentures, leased fiber capacity, equipment financing, and other long-term obligations in effect at September 30, 2002. In the case of the senior notes, and convertible debentures the table excludes the potential exercise of the relevant redemption and conversion features.

	2002	2003	2004	2005	2006	Thereafter	Total
	(in thousands, except percentages)
Interest Rate Sensitivity
Fixed Rate	$12,586	$27,679	$119,533	$21,975	$5,069	$376,156	$562,998
Average Interest Rate	10%	10%	11%	8%	6%	9%	9%
Variable Rate	$23,407	$8,742	$4,927	$4,927	$1,232	$—	$43,235
Average Interest Rate	9%	4%	9%	9%	1%	—	6%

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of filing this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

        There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A. ("Plaintiff"), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is currently the Company's subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000, and discovery has commenced. A trial date has not been set. The Company's ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company's financial results. The Company intends to defend the case vigorously. Management believes that this suit will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

        The Company and certain of its executive officers have been named as defendants in two separate securities lawsuits brought by shareholders ("Plaintiffs") of Tutornet.com, Inc. ("Tutornet") in the United States District Courts in Virginia and New Jersey. The plaintiffs sued Tutornet and several of its officers (collectively, the "Non-Primus Defendants") for an undisclosed amount alleging fraud in the sale of Tutornet securities. The plaintiffs also named the Company and several of its executive officers (the "Primus Defendants") as co-defendants. Neither the Company nor any of its subsidiaries/affiliates owns, or has ever owned, any interest in Tutornet. In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs. The Non-Primus Defendants have filed post-trial motions seeking to reverse or reduce the jury's award, and the plaintiffs have sought a new trial as to the Primus Defendants. The judge has not yet ruled on these motions. The Company does not believe there is any merit to the motion for a new trial as to the Primus Defendants and anticipates that the plaintiffs will file an appeal. The New Jersey case was just recently filed against the Primus Defendants. In both cases, the Company intends to vigorously defend against these actions and believes that the plaintiffs' claims are without merit. However, the Company's ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time and there is no entity insurance coverage for these claims. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company's financial results.

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
  Exhibits (see index on page 37)

  (b)
  Reports on Form 8-K

          Not applicable.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Date	November 14, 2002	By:	/s/ NEIL L. HAZARD Neil L. Hazard (Executive Vice President, Chief Operating Officer and Chief Financial Officer)

CERTIFICATIONS

I, K. Paul Singh, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Primus Telecommunications Group, Incorporated;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ K. PAUL SINGH
		Name:	K. Paul Singh
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director

CERTIFICATIONS

I, Neil L. Hazard, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Primus Telecommunications Group, Incorporated;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ NEIL L. HAZARD
		Name:	Neil L. Hazard
		Title:	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Customer Transfer Agreement by and between the Company and Cable & Wireless USA, Inc. dated as of September 13, 2002.
3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333- 56557 (the "S-8 Registration Statement").
3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the "IPO Registration Statement").
99.1	Certification.

*  Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

QuickLinks

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED INDEX TO FORM 10-Q
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED CONDENSED BALANCE SHEETS (in thousands, except share amounts) (unaudited)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX