Form 10-Q/A
period 2002-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2002-11-20
CIK 1006837

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)
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

INDEX TO FORM 10-Q/A

EXPLANATORY NOTE

        The registrant is filing this Amendment to Form 10-Q to refile Exhibit 2.1 thereto in its entirety. The exhibit, as originally filed on November 14, 2002, omitted certain information with respect to which the registrant contemplated filing a confidential treatment request. The registrant subsequently has determined not to proceed with the confidential treatment request. No revisions have been made to the registrant's financial statements or any other disclosure contained in such Form 10-Q.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits (see index on page 6)

  (b)
  Reports on Form 8-K

          Not applicable.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date	November 20, 2002	By:	/s/ Neil L. Hazard Neil L. Hazard (Executive Vice President, Chief Operating Officer and Chief Financial Officer)

CERTIFICATIONS

I, K. Paul Singh, the Chief Executive Officer of Primus Telecommunications Group, Incorporated (the "Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;
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

November 20, 2002	/s/ K. Paul Singh K. Paul Singh Chief Executive Officer

CERTIFICATIONS

I, Neil L. Hazard, the Chief Financial Officer of Primus Telecommunications Group, Incorporated (the "Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;
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
(a)
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

November 20, 2002	/s/ Neil L. Hazard Neil L. Hazard Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Customer Transfer Agreement by and between the Company and Cable & Wireless USA, Inc. dated as of September 13, 2002.
3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the "S-8 Registration Statement").
3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the "IPO Registration Statement").
99.1	Certification; Incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-29092).

QuickLinks

INDEX TO FORM 10-Q/A
  PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX