Form 10-K
period 2002-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2003-03-31
CIK 1006837

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Non-affiliates of Primus Telecommunications Group, Incorporated held 50,940,758 shares of Common Stock as of February 28, 2003. The fair market value of the stock held by non-affiliates is $84,561,659 based on the sale price of the shares on February 28, 2003.

        As of February 28, 2003, 65,081,097 shares of Common Stock, par value $.01, were outstanding.

Documents Incorporated by Reference:

        Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

        We, Primus Telecommunications Group, Incorporated, are a global facilities-based telecommunications services provider offering international and domestic voice, Internet, and data services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan. We serve the demand for high-quality, competitively priced international communications services which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of data and Internet traffic.

        We target customers with significant international long distance usage, including small- and medium-sized enterprises (SMEs), multinational corporations, ethnic residential customers and other telecommunications carriers and resellers. We provide services over our network, which consists of (i) 19 carrier-grade domestic and international gateway switching systems throughout Europe, North America, Australia and Japan; (ii) approximately 250 points of presence (POPs) within our principal service regions and other markets; and (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems. Utilizing this network, along with resale arrangements and foreign carrier agreements, we provide service to approximately 3.1 million customers, of which 0.9 million are prepaid Virtual Mobile Network Services (VMNS) and calling card customers. We offer our customers a wide range of services, including:

  •
  international and domestic long distance services;

  •
  prepaid VMNS and calling cards, toll-free services and reorigination services;

  •
  local services in Australia, Canada and Puerto Rico;

  •
  asynchronous transfer mode (ATM) + Internet protocol (IP) broadband services;

  •
  dial-up, dedicated and high-speed Internet access;

  •
  managed and shared Web hosting services and applications;

  •
  voice-over-Internet protocol (VoIP) services.

        We price our services at a savings compared to the major carriers operating in our principal service regions. We expect to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant international long distance usage, including SMEs, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

        Having completed our global network infrastructure deployment, our primary operational focus is on building scale in our core markets by adding customers and traffic. The combination of network ownership and increasing scale provides us with the ability to reduce our cost structure, improve service quality and reliability, and introduce new products and services.

Operating Highlights and Accomplishments in 2002 and Subsequent Events:

        In 2002, we focused our attention on implementing a three-pronged strategy which involved improving operating results, reducing debt, and raising additional financing.

  Initiatives and results from our efforts to improve operating results:

  •
  We focused on higher margin retail customers and services.

  •
  We scaled back low margin businesses, and emphasized operations in core markets including Australia, Canada, the United Kingdom and the United States.

  •
  Our Australia and Canada subsidiaries both achieved record levels of gross margin, operating income and customers in 2002, which were substantially greater than in 2001.

  •
  Cost containment measures resulted in an increase in gross margin of $40.8 million and further reductions in selling, general and administrative expenses of $48.8 million from the previous year.

  •
  For 2002, our gross margin percentage was 34.7% compared to 29.1% in 2001.

  •
  Operating loss in 2002 improved to a loss of ($3.3) million, compared to a loss of ($672.3) million for 2001.

  •
  Net cash provided by operating activities was $34.6 million in 2002, as compared to net cash used by operating activities of ($110.4) million in 2001 and ($131.0) million in 2000.

  Initiatives and results from our efforts to reduce debt:

  •
  Debt was reduced during 2002 by $66.6 million to $601.0 million at December 31, 2002, with an after-tax gain on early extinguishment of debt of $36.7 million for the year.

  •
  $27.3 million in interest expense was saved over the prior year from the principal reduction of senior notes and convertible debentures.

  •
  Nearest maturing senior notes were reduced to $87.2 million in 2002 and reduced further to $43.6 million in January 2003.

  •
  A major equipment financing facility was restructured with a more favorable payment schedule and interest rate in February 2003.

  Initiatives and results from our efforts to raise additional funds:

  •
  A private offering of $42 million of convertible preferred stock to affiliates of American International Group (AIG) was signed. We received $33 million at December 31, 2002 with the remaining $9 million subject to stockholder approval.

  •
  $9.5 million was raised through an extension of an accounts receivable facility with Textron Financial Inc.

  •
  Our Canada subsidiary entered into a $13 million two-year secured credit facility in March 2003.

  Other achievements in 2002:

  •
  In September 2002, we signed an agreement to acquire the United States-based retail switched voice services customer base of Cable & Wireless USA, Inc. ("C&W"). We started acquiring the customer base during the three months ending December 31, 2002. Primarily consisting of SME customers, the acquired customer base is expected to increase the size of our United States retail business. C&W customers will be transitioned to our network and support systems during what is expected to be a migration period of approximately four months. Billing, customer support and other back-office functions will be assumed by us through the scaling of existing systems.

Operating Highlights and Accomplishments from our Inception through 2001:

        We were incorporated in February 1994, and through the first half of 1995 we were a development stage enterprise involved in various start-up activities. We began generating revenue during March 1995.

        On March 1, 1996, we acquired Axicorp Pty. Ltd., a switchless reseller in Australia. In November 1996, we made our initial public offering to fund the build up of our operating subsidiaries to accommodate future growth. At the end of our first full year of generating revenue, we had sales of $173.0 million with a gross margin of 8.2%, negative net income and 50,000 customers.

        In 1997, we raised $225 million in senior notes and warrants for continued expansion, including network equipment purchases, funding for general corporate purposes, and potential acquisitions. We entered the Canadian market with our April 1997 acquisition of Cam-Net Communications Network, Inc., entered the Japanese and German markets with our October 1997 acquisition of TelePassport/USFI and expanded our service offerings in Australia with the March 1998 acquisition of a controlling interest in Hotkey Internet Services Pty. Ltd., an Australia-based ISP, and the April 1998 acquisition of Eclipse Telecommunications Pty. Ltd., an Australia-based data communications service provider. In June 1998, we acquired the operations of TresCom. The TresCom merger expanded the scope and coverage of our communications network, thereby providing additional opportunities to migrate traffic onto the network.

        From 1998 through 1999, to continue our expansion, we raised an additional $645.5 million from three senior note issuances and conducted a secondary equity offering of 8 million shares.

        In 1999, among other things, we:

  •
  acquired London Telecom, a Canadian long distance provider, and certain related companies;

  •
  purchased a residential long distance customer base, customer support assets and residential Internet customers and network from AT&T Canada and ACC Telenterprises;

  •
  purchased Telegroup's global retail customer businesses, which included retail customers primarily in North America and Europe; and

  •
  organized our Internet and data services business into a new subsidiary, iPRIMUS.com, acquired GlobalServe, a Canadian ISP, Matrix, a Brazilian ISP, TCP/IP and TouchNet, two independent German ISPs, and the remaining interest in Hotkey Internet Services, entered into agreements with Covad Communications and NorthPoint Communications to offer DSL services, acquired Digital Select, a provider of DSL Internet access and Web content, and 1492 Technologies, a Web site development, consulting and service firm and began to build an IP-based network platform in Australia.

        In 2000, among other things, we:

  •
  acquired LCR Telecom Group, Plc, an international telecommunications company operating principally in European markets, providing least cost routing, international callback and other value-added services primarily to SMEs;

  •
  purchased CTE Networks, a Canadian long distance reseller;

  •
  purchased A-Tel GmbH, a German reseller of voice traffic to SMEs;

  •
  expanded our Internet and data services business, enhanced by acquisitions such as Eco Software, Inc., a United States-based business-focused ISP, Bekkoame Internet, Inc., a Japanese facilities-based ISP, InterNeXt S.A., a value-added ISP with national facilities in France, Seker BBS S.A. and Nexus Comunicaciones S.A., two Spanish ISPs, and Infinity Online Systems, a Canada-based ISP; and

  •
  issued $300 million in convertible subordinated debentures.

        In 2001, we focused on debt reduction, cost containment and growth in cash flow from operations. These efforts resulted in the following:

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

Strategy

        Our objective is to become a leading global provider of international and domestic voice, Internet and data services. Key elements of our strategy include:

  •
  Provide One-Stop Shopping for Voice, Internet and Data Services:  We offer a portfolio of voice, Internet and data services in selected markets and focus on those core services. We leverage multiple customer segments for greater utilization of network assets. We cross-sell additional services to customers to increase revenue per customer and traffic, and we are focusing on higher margin services and customer segments. By bundling our traditional voice services with data and Internet services, we believe that we can attract and retain a strong base of retail business and residential customers.

  •
  Leverage Our Global Network Infrastructure:  By carrying our voice and data traffic over our existing global network, we expect to be able to continue to reduce transmission costs and operating costs as a percentage of revenue, improve gross margins, and improve service quality and reliability.

  •
  Build Base of Retail Customers with Significant International Communications Usage:  We are focused on building a retail customer base of end-users who have international calling needs in addition to domestic needs for voice, Internet and data services. We focus on large, predominantly developed markets where we look to take market share away from the dominant carriers. Targeted customers typically include SMEs, multinational corporations and ethnic residential customers. By offering high quality services at competitive prices through experienced sales and service representatives and bundling a comprehensive portfolio of communications services, our goal is to further broaden our retail base.

  •
  Grow Revenues Through Internal Growth and Selected Acquisitions:  We evaluate potential acquisitions with companies in the voice, data and Internet businesses. On an ongoing basis, we focus on identifying acquisitions in the countries where we already have a sizable operation, which will enhance our competitive position, scale, profitability and cash flow. We view acquisitions primarily as a means to expand our operations within existing markets and increase our customer base and revenue.

Description of Operating Markets

        The following is a description of our operations in each of our primary markets:

        United States.    The United States is one of our four primary markets. We provide long distance voice services to SMEs, residential customers, multinational corporations and other telecommunication carriers. We operate international gateway telephone switches in the New York City area and Los Angeles which are connected with countries in Europe, Latin America and the Asia-Pacific region through owned and leased international fiber cable systems. We lease domestic fiber in the United States to interconnect our switches, data center, and domestic United States POPs. POPs are our interconnection points with other networks. We maintain direct sales organizations in New York, Massachusetts and Virginia to sell to business customers and have telemarketing centers in Florida, Virginia and Iowa. To reach residential customers, we advertise in national and regional ethnic newspapers, other publications, and on television to offer reduced rates for international and domestic telephone calls, and Internet services. We also utilize independent agents to reach and enhance sales to both business and residential customers and have a direct sales force for marketing international services to other long distance carriers. We maintain customer service centers in Florida, Virginia and Iowa, and operate a 24-hour global network management control center in Virginia that monitors our network. In addition to international long distance services, we also provide local voice and Internet services in Puerto Rico. We offer digital subscriber line (DSL) Internet access services to business and residential customers. We also provide managed and shared Web hosting services through our data center located in Lynn, Massachusetts.

        Canada.    Canada is another of our primary markets. We provide long distance voice services to SMEs, residential customers and other telecommunication carriers and have sales and customer service offices in Vancouver, Toronto and Montreal. As the largest alternative consumer carrier, we operate international gateway switches in Toronto and Vancouver, maintain POPs in Ottawa, Montreal and Calgary, and operate a nationwide integrated network backbone for our voice, data, Internet and private line services. Each of the 24 nodes on the backbone is equipped with Sonet add/drop, ATM, frame and IP equipment to provide a complete spectrum of voice and data communications products to our customers. We operate two Nortel DMS 500 switches in Toronto and Vancouver which provide on-net equal access coverage to an estimated 90% of the population of Canada. We also operate a voice dial access network which consists of some 70 POPs across the country.

        We have two data centers co-located with our switch sites in Vancouver and Toronto through which we offer a complete line of shared and managed hosting and co-location services. We have an extensive Internet footprint and provide dial-up and Integrated Services Digital Network (ISDN) Internet coverage to over 700 communities across Canada through a network of 51 POPs.

        Europe.    We operate as a licensed carrier in the United Kingdom, Germany, France, Spain, Italy, Denmark, Netherlands and Switzerland. Our network consists of core backbone voice/data nodes in London, Frankfurt and Paris with feeder nodes in Milan, Madrid, Copenhagen, Amsterdam and Zurich. Our European network interconnects with our global network. In London, we have a state-of-the-art data center for Web hosting and other services, and a 16 meter standard A earth station on Intelsat to carry voice, data and Internet traffic to and from countries in the Indian Ocean/Southeast Asia region.

        Our European operation is headquartered in London. We provide voice and data services to residential customers, small businesses, and other telecommunications carriers. We maintain a European multilingual customer service call center in Glasgow, Scotland. We market our services across Europe using a combination of direct sales, agents, and direct-media advertising. We offer prepaid VMNS in most major European countries. Throughout Europe, a large portion of call origination is via mobile phones. In most cases, mobile carrier's tariffs for terminating international minutes are higher than fixed line operators. Through the selling of prepaid VMNS to mobile phone users, our European businesses are now targeting international minutes originated from a mobile phone to bring onto our global network for termination.

        We operate an Ericsson AXE-10 switch in Paris and provide service to retail business and residential customers in France. In Germany, we operate an AXE-10 switch in Frankfurt. We have expanded our base of SME customers in Germany through our acquisitions of A-Tel and Citrus. We have acquired two Spanish Internet Service Providers (ISP), Nexus and Seker, which operate an Internet backbone in Spain.

        Australia.    We are the fourth largest telephone company in Australia based on revenues, providing domestic and international long distance services, data and Internet access services, as well as local and cellular service on a resale basis, to corporate, SMEs and residential customers. We have a nationwide domestic long distance network, and a five-city backbone network using Northern Telecom switches in Sydney, Melbourne, Perth, Adelaide and Brisbane with over 100 POPs covering more than 90% of Telstra (the dominant carrier and former monopoly in Australia) local exchanges. We maintain 24-hour customer service and network management control centers.

        We have a data center in Melbourne which offers hosting and e-commerce applications and services. We market our services through a combination of direct sales to corporate and SME customers and independent agents, which market to retail business and residential customers, and media advertising aimed at residential customers who make a high volume of international calls. We are also the third largest ISP in Australia and second largest DSL provider.

Services

        We offer a broad array of communications services:

  •
  International and Domestic Long Distance.  We provide international long distance voice services terminating in over 240 countries, and domestic long distance voice services in our core operating markets.

  •
  Data and Internet Services.  We offer global ATM, frame relay, and Internet/IP services which are available to customers in Australia, Canada, Brazil, Germany, India, United Kingdom and the United States. In Australia, we offer data transfer services over ATM and frame relay networks in addition to Internet access services through dial-up and DSL. We also offer Web hosting, managed hosting, dedicated hosting, virtual private networking (VPN) and co-location services in our primary operating markets.

  •
  Reorigination Services.  In selected countries, we provide call reorigination services which allow non-United States country to country calling to originate from the United States, thereby taking advantage of lower United States accounting rates.

  •
  Voice-over-IP Services.  We offer to ISPs, telecommunications carriers worldwide, and enterprise customers VoIP services both over the public Internet as well as direct point-to-point VoIP services over our ATM+IP network. In addition, we offer VoIP services for personal computer (PC)-to-phone or PC-to-PC usage.

  •
  Local Switched Services.  We offer local service on a resale basis in Australia, Canada and Puerto Rico.

  •
  Toll-free Services.  We offer domestic and international toll-free services within selected countries in our principal service regions.

  •
  Prepaid VMNS and Calling Cards.  We offer prepaid calling cards that may be used by customers for domestic and international telephone calls both within and outside of their home country. We offer prepaid VMNS to mobile phone users which bring international minutes originating from a mobile phone onto our global network.

Network

        General.    We operate a global telecommunications network consisting of international and domestic switches and related peripheral equipment, carrier-grade routers and switches for data/IP services, undersea and trans-continental fiber optic cable systems, leased satellite and cable capacity. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, incorporates the uses of SS7/C7 signaling, and is supported by comprehensive network monitoring and technical support services. Our network consists of the following:

  •
  a global backbone connecting our international gateway switches, each of which is connected to our domestic and international network as well as those of other carriers in each particular market;

  •
  a domestic long distance network presence within certain countries;

  •
  a combination of owned and leased transmission facilities, resale arrangements and foreign carrier agreements; and

  •
  ATM switches and IP routers in select markets around the world which leverage our fiber optic cable facilities and are connected to our approximately 250 POPs, as well as Internet peering/transit points with other carriers. This network also allows us to provide VoIP on a global basis. In select markets, we have installed or leased DSL equipment to offer high-speed Internet access.

        By early 2002, we had substantially completed the deployment of our global voice, data and Internet network. Future network expansion will primarily be made to accommodate revenue growth and customer requirements.

        Switching System and Global Points of Presence.    Our network consists of 19 carrier-grade domestic and international gateway switch systems throughout Europe, North America, Australia, and Japan. We also have deployed and operate an additional 20 enhanced switching platforms in support of specialized products. We also operate approximately 250 POPs and Internet access nodes.

        The locations and types of our switching systems follow:

Location	Type of Switch
New York City area(2)	International Gateway
Los Angeles	International Gateway
Toronto	International Gateway
Vancouver	International Gateway
London(2)	International Gateway
Paris	International Gateway
Frankfurt	International Gateway
Sydney	International Gateway
Tokyo	International Gateway
Copenhagen	International Gateway
Milan	International Gateway
Madrid	International Gateway
Puerto Rico	International Gateway
Adelaide	Domestic
Brisbane	Domestic
Melbourne	Domestic
Perth	Domestic

        In addition, we operate a global VoIP network based on Cisco Systems switches and routers with an open network architecture which connects with our partners in over 60 countries.

        Fiber Optic Cable Systems.    We have purchased and leased undersea and land-based fiber optic cable transmission capacity to connect our various switching systems. We either lease lines on a term basis for a fixed cost or purchase economic interests in transmission capacity through minimum assignable ownership units (MAOUs) or indefeasible rights of use (IRUs) to international traffic destinations. The following chart sets forth a listing of the undersea fiber optic cable systems in which we have capacity (which includes both MAOUs and IRUs):

Cable System	Countries Served
Gemini	United States—United Kingdom
CANTAT	United States—Canada
CANUS	United States—Canada
FLAG	United Kingdom—Italy United Kingdom—Israel
UK—France 5	United Kingdom—France
Arianne	France—Greece
CIOS	United Kingdom—Israel
Aphrodite	United Kingdom—Cyprus
TPC 5	United States—Japan
APCN	Japan—Indonesia
Jasaurus	Indonesia—Australia
Atlantic Crossing-1	United States—United Kingdom
Columbus II	United States—Mexico
Americas I	United States—Brazil United States—United States Virgin Islands United States Virgin Islands—Trinidad
PTAT-1	United States—Bermuda
CARAC	United States—United States Virgin Islands
Taino—Carib	United States Virgin Islands—Puerto Rico
ECMS	United States Virgin Islands—Antigua—St. Martin—St.Kitts—Martinique—Guyana
CANTAT 3	United States—Denmark
ODIN	Netherlands—Denmark
RIOJA	Netherlands—Belgium
Pacific Crossing I	United States—Japan
SEMEWE 3	Germany—Cyprus
Antillas 1	Puerto Rico—Dominican Republic
Southern Cross	United States—Australia
Americas II	United States—Brazil—Puerto Rico
South Atlantic Crossing	United States—Brazil
Columbus III	United States—Portugal—Spain—Italy

        In December 1999, we agreed to purchase $23.2 million of fiber capacity from Qwest Communications which provides us with an ATM + IP based international broadband backbone. The backbone is comprised of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas. In March 2000, we agreed to purchase an additional $20.8 million of fiber capacity. As of June 30, 2001, we had fulfilled the total purchase obligation. As of December 31, 2001, we had made cash payments of $27.1 million. In June 2002, we settled our outstanding payment obligation of $16.4 million with Qwest for $10 million in cash. $5 million was paid in June 2002. $5 million remained payable as of December 31, 2002, of which $3 million is due June 2003, and $2 million is due September 2003. We recorded this transaction in accordance with FASB Interpretations ("FIN") No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease," and accordingly, the transaction resulted in a reduction of property and equipment of $7.2 million during the three months ended June 30, 2002.

        In June 2000, we purchased from AT&T Canada for $16.9 million (C$26.7 million) six rings of SONET protected OC-12 capacity across Canada. This capacity provides a national backbone network for Primus Canada.

        In December 2000, we entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $28.9 million (51.1 million Australian dollars ("AUD")) from Optus Networks Pty. Limited. As of December 31, 2001, we had fulfilled the total purchase obligation. At December 31, 2002, we had a liability recorded in the amount of $17.2 million (30.4 million AUD), which reflects a promissory note payable over a four-year term bearing interest at a rate of 14.31%.

        During the three months ended September 30, 2001, we accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited ("SCCL"). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, we renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term, which added two years to the original three-year term, and continues to bear interest at 6.0% above LIBOR (7.38% at December 31, 2002). We further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. We had purchased $9.3 million under the agreement as of December 31, 2002, and are scheduled to receive delivery of all capacity by May 2003. At December 31, 2002 and December 31, 2001, we had a liability recorded under this agreement in the amount of $18.4 million and $11.6 million, respectively.

        Foreign Carrier Agreements.    In selected countries where competition with the traditional Post Telegraph and Telecommunications companies (PTTs) is limited, we have entered into foreign carrier transit agreements with PTTs or other service providers which permit us to provide traffic into and receive return traffic from these countries. We have existing foreign carrier agreements with PTTs and other licensed operators in Cyprus, Greece, India, Iran, Italy, New Zealand, the Philippines, Belgium, Denmark, Israel, Ireland, Singapore, Malaysia, Japan, Australia, France, Switzerland, Argentina, the Bahamas and the Dominican Republic and maintain additional agreements with other foreign carriers in other countries.

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

        Network for Data and Internet Services.    We have built an Internet backbone network that enables our global network to carry Internet and data traffic for our business, residential, carrier and ISP customers. This network uses packet switched technology, including IP and ATM. This network allows us to offer to existing and new customers data and voice communications services, including, in selected geographic areas, dial-up and dedicated Internet access, Web hosting, e-commerce, managed VPN services, VoIP, and ATM and frame relay data services.

Customers

        As of December 31, 2002, we had approximately 3.1 million business and residential customers comprised of the following:

  •
  Businesses.  Our business sales and marketing efforts target SMEs with significant international long distance traffic. We also have targeted larger multinational businesses. Many of the services we provide in the United States, Australia, Canada, the United Kingdom, Germany, France, Brazil, India, Japan and Italy include long distance voice, Internet, data and the resale of cellular services. We believe that businesses are and will continue to be attracted to us due to price savings compared to traditional carriers and our personalized approach to customer service and support, including customized billing and bundled service offerings.

  •
  Residential Customers.  Our residential sales and marketing strategy targets residential customers who generate high international and domestic long distance traffic volumes. We believe that such customers are attracted to us because of price savings as compared to traditional carriers, simplified pricing structure, and multilingual customer service and support. We are now offering Internet access to our residential customers in select markets and expanding our Internet and data offerings to additional markets and bundling them with traditional voice services. Included in this customer segment are 0.9 million prepaid VMNS and calling card customers.

  •
  Telecommunications Carriers, Resellers and ISPs.  We compete for the business of other telecommunications carriers and resellers primarily on the basis of price and service quality. Sales to other carriers and resellers help us maximize the utilization of our network and thereby reduce our fixed costs per minute of use.

        Business, residential and carrier revenues for 2002 were distributed 27%, 49%, and 24%, respectively. No single customer accounts for greater than 10% of annual revenue.

Sales and Marketing

        We market our services through a variety of sales channels, as summarized below:

  •
  Direct Sales Force.  As of December 31, 2002, our direct sales force includes 232 full-time employees who focus on business customers with substantial international traffic, including multinational businesses and international governmental organizations. Direct sales personnel are compensated with a base salary plus commissions. We currently have sales offices in New York City, Boston (vicinity), McLean, Tampa, Puerto Rico, Montreal, Toronto, Vancouver, London, Frankfurt, Adelaide, Brisbane, Melbourne, Perth, Sydney and Tokyo. In addition, approximately 140 full-time sales representatives focus on ethnic residential consumers, and 18 direct sales representatives exclusively sell services to other long distance carriers and resellers.

  •
  Independent Sales Agents.  We also sell our services through independent sales agents and representatives, who typically focus on residential consumers and SMEs. An agent receives commissions based on revenue generated by customers obtained for us by the agent. We usually grant nonexclusive sales rights and require our agents and representatives to maintain minimum revenues. As part of the C&W acquisition, we substantially increased the number of independent sales agents working for us in the United States.

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

  •
  Third-party Distributions Agreements and Affinity Channels.  With the growing popularity of the Primus brand and an increasing number of customers in our core markets, we have been able to establish relationships to market our services through external retailers, manufacturers, affinity and preferred partnerships and programs. These relationships allow us to increase awareness and credibility of our services among customers and reduce the cost of customer acquisition.

Management Information and Billing Systems

        We operate various management information, network and customer billing systems in our different operating subsidiaries to support the functions of network and traffic management, customer service and customer billing. For financial reporting, we consolidate information from each of our markets into a single database. For our billing requirements in the United States, we use a billing system developed by Electronic Data Systems Inc. (EDS) which supplies, operates and maintains this system and is responsible for providing backup facilities and disaster recovery. The EDS system is widely used in the telecommunications industry and has been customized to meet our specific needs. We also use several systems developed in-house to handle our billing requirements as well as a few third party systems. We bill all of our business, reseller and residential customers directly.

        We believe that our financial reporting and billing systems are generally adequate to meet our needs in the near term. We transitioned our European financial systems to handle the conversion to the Euro currency during 2001. As we continue to grow, we will need to invest additional capital to purchase hardware and software, license more specialized software and increase our capacity.

Competition

  Voice

        The international communications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. We believe that long distance service providers compete on the basis of price, customer service, product quality and breadth of services offered. In each country of operation, we have numerous competitors. We believe that as the international communications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984 and the Telecommunications Act of 1996. Prices for long distance voice calls in the markets in which we compete have declined historically and are likely to continue to decrease. In addition, many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks.

        Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, regional Bell operating companies (RBOCs) are allowed to enter the long distance market; AT&T, WorldCom and other long distance carriers are allowed to enter the local telephone services market, and cable television companies and utilities are allowed to enter both the local and long distance telecommunications markets. In addition, competition has begun to increase in the European Union (EU) communications markets in connection with the deregulation of the telecommunications industry in most EU countries, which began in January 1998. This increase in competition could adversely affect net revenue per minute and gross margin as a percentage of net revenue.

        The following is a brief summary of the competitive environment in selected countries within each of our principal service regions:

  North America

        United States.    In the United States, which is the most competitive and among the most deregulated long distance markets in the world, competition primarily is based upon pricing, customer service, network quality and the ability to provide value-added services. AT&T is the largest supplier of long distance services, with WorldCom and Sprint being the next largest providers. As a result of federal legislation, we also compete with RBOCs, local exchange carriers (LECs) and ISPs in providing domestic and international long distance services.

        Canada.    The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. In residential markets we compete primarily with each of the incumbent telcos (Bell Canada, Telus and the former Stentor members) in their territory and Call-Net Enterprises (Sprint Canada) and other smaller resellers. In the highly competitive business market, we compete with Bell Canada and Telus, who are both expanding beyond their traditional territory and competing with each other across the country, and with AT&T Canada, Call-Net Enterprises and other smaller carriers.

  Europe

        United Kingdom.    Our principal competitors in the United Kingdom are British Telecom, the dominant supplier of telecommunications services in the United Kingdom, Cable & Wireless Communications, Colt, Energis and WorldCom. We compete in the United Kingdom and continental European countries by offering competitively-priced stand-alone and bundled services, personalized customer service and value-added services.

        Germany.    Our principal competitor in Germany is Deutsche Telekom, the dominant carrier. We also compete with Vodafone, VIAG Interkom, MobilCom, Talkline, NTS/Colt and WorldCom. Additionally, we also face competition from other licensed public telephone operators, cable companies and switch-based resellers, including emerging German LECs.

  Asia-Pacific

        Australia.    Australia is one of the most deregulated and competitive communications markets in the Asia-Pacific region. Our principal competitors in Australia are Telstra, the dominant carrier, SingTel Optus and Telecom New Zealand. We compete in Australia by offering a comprehensive menu of competitively-priced products and services, including value-added services, and by providing superior customer service and support.

        Japan.    Our principal competitor in Japan is KDDI, the dominant carrier, as well as NTT Communications, Japan Telecom, Cable & Wireless IDC, WorldCom and a number of second tier carriers.

  Data/Internet

        The market for data services and Internet services is extremely competitive. We anticipate that competition will continue to intensify. Our current and prospective competitors offering these services include national, international, regional and local Internet service providers such as AOL and EarthLink, Web hosting companies, other long distance and international long distance telecommunications companies, including AT&T, WorldCom and Sprint, LECs such as Verizon and SBC, cable television, direct broadcast satellite, wireless communications providers and on-line service providers. Many of these competitors have a significantly greater market presence and brand recognition than we do.

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

        Regulation of the telecommunications industry is changing rapidly both domestically and globally. The Federal Communications Commission (FCC) is considering a number of international service issues in the context of several policy rulemaking proceedings in response to specific petitions and applications filed by other international carriers. We are unable to predict how the FCC will resolve the pending international policy issues or how such resolution will effect our international business. In addition, the World Trade Organization Agreement, which reflects efforts to dismantle government-owned telecommunications monopolies throughout Europe and Asia may affect us. Although we believe that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that they will be implemented in a manner that would benefit us. In addition, various RBOCs have either received or are seeking to receive approval from the FCC to sell in-region long distance services. The increase in providers vying for a limited market share will require us to maintain our competitive rate structures.

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

        Our costs of providing long distance services will be affected by changes in the switched access charge rates imposed by LECs for origination and termination of calls over local facilities. FCC rules currently cap the rates that both incumbent and competitive LECs may charge for switched access, and restrain incumbent LECs ability to change their charges. The FCC's decision to place caps on competitive LECs charges has been appealed in court. The FCC continues to grant incumbent LECs greater pricing flexibility and relaxed regulation of new switched access services in those markets where there are other providers of access services.

        All interstate telecommunications carriers, including us, are required to make contributions to support federal universal service programs. The FCC is currently considering revisions to its universal service funding mechanism and new regulations regarding carriers' pass-through of universal service costs to their customers. We cannot predict the outcome of these proceedings or their potential effect on us.

        State Regulation.    Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Some states also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. States often require pricing approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt or for name changes. We have received the necessary certificate and tariff approvals to provide intrastate long distance service in 49 states. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject us to increased price competition. We may also be required to contribute to universal service funds in some states.

        Wireless Service Regulations.    Through TresCom, we hold a variety of wireless licenses issued by the FCC. As a licensee authorized to provide microwave and satellite earth station services, we are subject to Title III of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and FCC regulations promulgated thereunder. Pursuant to Title III, foreign entities may not directly hold more than 20% of the stock or other ownership interests in an entity, including us, that holds certain types of FCC licenses, such as the wireless licenses held by TresCom and referred to above. In addition, unless granted an FCC waiver, foreign citizens and entities may not indirectly hold 25% or more of the stock or other ownership interest in such entities.

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

        The CRTC implemented a revenue-based contribution regime to replace the per minute contribution. This new revenue-based contribution mechanism collects from a wider base of telecommunications service providers and has consequently lowered our contribution expenses considerably since 2001.

        In a recent price cap decision the CRTC lowered the prices incumbent providers can charge competitors for several competitor services that are required to provide telecommunications services. Several proceedings are currently underway and may lead to changes in interconnection costs retroactive to June 2002.

        Competition.    Long distance competition has been in place in Canada since 1990 for long distance resellers and since 1992 for facilities-based carriers. Since 1994, the incumbent LECs have been required to provide "equal access" which eliminated the need for customers of competitive long distance providers to dial additional digits when placing long distance calls. In June 1992, the CRTC issued its ground-breaking Telecom Decision CRTC 92-12 requiring the incumbent LECs to interconnect their networks with their facilities-based, as well as resale, competitors. However, these companies have now disbanded the Stentor alliance effective January 1, 1999, and former Stentor companies, Bell Canada and TELUS Communications, the two largest carriers in Canada, have begun to compete against one another. Other nationwide providers are AT&T Canada Corp., Sprint Canada and 360 Networks. Additional long distance services competition is provided by a substantial resale long distance industry in Canada.

        Foreign Ownership Restrictions.    Under Canada's Telecommunications Act and certain regulations promulgated pursuant to such Act, foreign ownership restrictions are applicable to facilities-based carriers ("Canadian carriers"), CLECs and microwave license holders but not to companies which do not own or operate facilities or to resellers, which may be wholly foreign-owned and controlled. These restrictions limit the amount of direct foreign investment in Canadian carriers to no more than 20% of the voting equity of a Canadian carrier operating company and no more than 33 1/3% of the voting equity of a Canadian carrier holding company. The restrictions also limit the number of seats which may be occupied by non-Canadians on the board of directors of a Canadian carrier operating company to 20%. In addition, under Canadian law, a majority of Canadians must occupy the seats on the board of directors of a Canadian carrier holding company. Although it is possible for foreign investors to also hold non-voting equity in a Canadian carrier, the law requires that the Canadian carrier not be "controlled in fact" by non-Canadians. Primus Canada, along with several other telecommunications service providers, has lobbied to the Canadian government to review foreign ownership restrictions with a view to lowering these restrictions.

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

  Japan

        Our services in Japan are subject to regulation by the Japanese Ministry of Public Management, Home Affairs and Post and Telecommunications under the Japanese Telecommunications Business Law. We have obtained licenses as a Type I business and as a Special Type II business. Our licenses allow us to provide selected international telecommunications services using our own facilities, as well as leased facilities, and domestic telecommunications services using leased facilities.

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

        Each EU member state in which we currently conduct or plan to conduct our business has a different regulatory regime and such differences will continue for the foreseeable future. The requirements for us to obtain necessary approvals vary considerably from country to country and are likely to change as competition is permitted in new service sectors. Most EU member states require companies to obtain a license in order to provide voice telephony services or construct and operate telecommunications networks. However, the EU generally does not permit its member states to require individual licenses for other types of services. In addition, we have obtained and will continue to seek to obtain interconnection agreements with other carriers within the EU. While EU directives require that dominant carriers offer cost-based and non-discriminatory interconnection to competitors, individual EU member states have implemented and may implement this requirement differently. As a result, we may be delayed in obtaining or may not be able to obtain interconnection in certain countries that would allow us to compete effectively. Moreover, there can be no guarantee that long distance providers like us will be able to provide customers "equal access" to their networks, and the absence of such equal access could put such long distance companies at a disadvantage with respect to existing PTTs.

        The European Commission proposed a new legislative package to the European Parliament and Council on July 12, 2000. The proposed new regulatory regime seeks to reinforce competition, particularly at a local level, mainly by opening up the competition in the local loop. The Regulation of the European Parliament and Council on unbundled access to the local loop came into force on January 2, 2000 and the rest of the legislative package (comprising of directives on the new framework of the legislation, licensing and authorization, access and interconnection, universal service and data protection) was due to be in place during the course of 2002.

        Agreement has now been reached between the Council of Ministers and the European Parliament on a new package of directives that will establish a framework for the regulation of electronic communications networks, services and associated facilities throughout the EU. The directives are to be implemented on the same day, namely July 25, 2003, but from past experience this date may slip. None of these new directives should have any material impact on our business operations in Europe.

        During the course of the last couple of years, a number of alternative carriers operating in Europe either went out of business or contracted their operations, particularly in the United Kingdom, France and Germany. While this may provide short-term advantage to the remaining operators in these markets, the wider trend appears to be that customers may be reluctant to use alternative carriers and may go back to the local PTT. However, some of the alternative carriers that went out of business have recently re-emerged in a restructured form with little or no carried debt. This may give such carriers a competitive advantage in the market.

  United Kingdom

        Our services are subject to the provisions of the United Kingdom Telecommunications Act 1984. The Secretary of State for Trade and Industry, acting on the advice of the United Kingdom Department of Trade and Industry, is responsible for granting United Kingdom telecommunications licenses, while the Director General of Telecommunications of Office of Telecommunications (Oftel) is responsible for enforcing the terms of such licenses. Oftel is responsible for promoting effective competition both in networks and in services to redress anti-competitive behavior.

        In 1991, the British government established a "multi-operator" policy to replace the duopoly that had existed between British Telecommunications Group, Plc (British Telecom) and Cable & Wireless Communications. Under the multi-operator policy, the Department of Trade and Industry recommends the grant of a license to operate a telecommunications network to any applicant that it believes has a reasonable business plan and where there are no other overriding considerations not to grant such license. All public telecommunications operators operate under individual licenses granted by the Secretary of State for Trade and Industry pursuant to the United Kingdom Telecommunications Act. An operator who is providing certain publicly available network or telecommunications services (bearer services) and running a system with which to interconnect to other operators can apply for listing in the United Kingdom as an Annex II operator under the Telecommunications (Interconnection) Regulations 1997 and as such will be entitled to request interconnection from other Annex II operators. Under the terms of British Telecom's license, it is required to allow any such Annex II licensed operator to interconnect its system to British Telecom's system, unless it is not reasonably practicable to do so (e.g., due to incompatible equipment).

        Our subsidiary, Primus Telecommunications Limited, holds an Annex II Public Telecommunications Operator (PTO) license that authorizes it to provide fixed link telecommunications services of all types in the United Kingdom, all international resale services and international facilities-based services including switched voice services over leased private lines to all international points and international and United Kingdom domestic facilities-based voice services. The PTO license enables the holder to acquire ownership interests in or construct the United Kingdom half circuit of any IRU as well as backhaul and to other United Kingdom domestic facilities provision. In addition the PTO license enables us to acquire ownership interests in the United Kingdom half-circuit of satellite space segment in order to provide satellite-based services. It is also necessary to apply for a Wireless Telegraphy Act 1949 license which authorizes the use of the spectrum.

        Telegroup UK Ltd., another of our subsidiaries, also holds an Annex II PTO license which was originally an international facilities-based license granted on December 30, 1997 amended as effective September 27, 1999.

        Tariffs.    Telecommunications tariffs on Annex II operators in the United Kingdom, excluding British Telecom, are generally not subject to prior review or approval by regulatory authorities, although Oftel has historically imposed price caps on British Telecom. British Telecom has advocated and will likely continue to advocate for greater pricing flexibility, including flexibility for pricing non-geographic numbers (e.g. toll free and other services). Greater pricing flexibility could allow British Telecom to charge us higher prices for certain services or to charge end user customers prices that are lower than we are able to charge.

        Interconnection and Indirect Access.    We must interconnect our United Kingdom network to networks of other service providers in the United Kingdom and allow our end user customers to obtain access to our services in order to compete effectively in the United Kingdom. In the United Kingdom, licensed long distance carriers like us can obtain interconnection to British Telecom at cost-based rates. As of December 2001, Oftel introduced a permanent Carrier Pre-Selection (CPS) obligation into British Telecom's license that allows customers to choose between different operators for different types of calls without dialing extra digits or using an auto dialer box. While restricted CPS became available in mid 2001, adoption by customers has been limited. All calls CPS became available from the beginning of 2002.

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

        Anticipated Regulatory Changes.    On December 12, 2000, the United Kingdom government published its Communications White Paper on the reform of the regulatory framework of the telecommunications and broadcasting sectors. The White Paper does not indicate whether the existing legislative framework will be repealed in its entirety and new legislation introduced, or whether the Government will simply amend the current legislation. The Government has invited comments on the proposed reforms and the date/outcome of the next general election will dictate the formal implementation program. The consultation process is still proceeding, and there is no given date for legislation.

        Following on from the consultation period, the Government has enacted far reaching changes on the United Kingdom regulatory regime that will come into effect late 2003. These changes include the abolishment of Oftel and replacing it with Office of Communications (Ofcom), a "super regulator" which will regulate television and radio broadcasting as well as telecommunication companies, and the replacement of the current individual licensing regime with general and specific conditions for operators. The general conditions will form the "rulebook" with which operators will need to comply. The general conditions have not yet been finalized. There will also be a new system relating to fees payable by operators which also needs to be finalized.

  Germany

        The German Telecommunications Act of 1996 liberalized all telecommunications activities as of January 1, 1998. The German Telecommunications Act has been complemented by several ordinances. Under the German regulatory scheme, licenses are required for the operation of transmission lines and the provision of voice telephony services. Licenses required for the operation of transmission lines are divided into 3 license classes: mobile telecommunications (license class 1), satellite (license class 2), and other telecommunications services for the general public (license class 3). In addition to the infrastructure licenses, a separate license is required for provision of voice telephony services to the general public on the basis of self-operated telecommunications networks (license class 4). A class 4 license does not include the right to operate transmission lines. All other telecommunications services (e.g. valued-added, data, etc.) are only subject to a notification requirement. We operate under a license class 4 which has been extended to a Germany-wide area license under a change of regulatory policy that requires Germany-wide area licenses for the Germany-wide offer of public switched voice telephony.

        Under the German Telecommunications Act, companies that desire to connect with Deutsche Telekom's network must enter into an interconnection agreement with the regulated interconnection tariffs. We entered into an interconnection agreement with Deutsche Telekom on February 27, 1998 at the regulated standard interconnection rates presently under court review. The interconnection agreement may be terminated by commencing a six-month notice period at the end of the calendar year. In 2002, Deutsche Telekom issued a statement establishing a new interconnection pricing model, the "Elementary Base of Charge" (EBC), which is now valid for all interconnected and licensed carriers.

        In 2003, the European Commission directed Germany to implement both call-by-call and preselect calling plans for city-to-city calls. Specifically, the customer now has the option of either preselecting a carrier, or dialing around on a call-by-call basis using the preferred carrier's codes. The RegTP, the German regulator of telecommuncations and post, also required that by the end of April 2003, Deutsche Telekom must now offer service to carriers with a class 4 license which will allow such carriers to complete city-to-city calls for their customer base.

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

        Under the French regulatory regime, an L33.1 license is required for the establishment and running by the operator of a telecommunications network open to the public (an infrastructure license), and the provision of public voice telephony services requires an L34.1 license. An infrastructure license is required by those operators who wish to install or purchase dark fiber for the running of a network. As with the L34.1 voice license, L33.1 infrastructure licenses are granted on a regional or nationwide basis and it is possible to be granted a license just for the region of Paris and its suburbs. Primus Telecommunications S.A. was awarded the first L34.1 only license on May 29, 1998. Callback operators and least cost routing operators not using their own leased lines as defined by the French Regulator, do not need to apply and obtain an L34.1 license.

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

        We are currently using our own 1656 prefix for the sole Paris and close suburb region where we have entered into an interconnection agreement with France Telecom. Because of a change in the current telecom regulations, we are now entitled to ask another operator fully interconnected with

France Telecom to collect all the traffic on behalf of a third party. Primus Telecommunications France S.A. is looking for the implementation of such a solution that would enable us to sell our own 1656 prefix in all of the French territory.

  Latin America

        Various countries in Latin America have taken steps towards deregulating their telecommunications markets. Each Latin American country has a different national regulatory regime and each country is in a different stage of liberalization. Historically, Latin American countries had reserved the provision of voice services to the state-owned PTTs. Over the last decade, the principal telecommunications markets in Latin America, including Argentina, Brazil, Chile, Colombia, Mexico, Peru and Venezuela, have liberalized provision of local, long distance, and/or wireless services, and have competitive operators in most sectors. For example, Brazil currently has competitors in the local, domestic long distance, wireless and international sectors, whose entry was subject to certain regulatory restrictions (e.g., build-out requirements, regional restrictions, etc.). Similar to other markets in the region, the Brazilian market continues in the implementation phase of liberalizing its telecommunications regulatory framework. In addition to liberalizing their voice markets, a number of countries also have liberalized markets for other services, such as data, value-added and other non-switched voice services. Finally, in the Central American region, Guatemala and El Salvador opened their telecommunications markets to competition. Other countries in Central America, such as Honduras, have been unable to privatize their state-owned carrier, and have been less successful in opening their telecommunications markets to competition.

Employees

        The following table summarizes the number of our full-time employees as of December 31, 2002, by region and classification:

	North America	Europe	Asia-Pacific	Total
Sales and Marketing	264	67	266	597
Technical	290	85	153	528
Management and Administrative	309	74	116	499
Customer Service and Support	245	71	241	557

Total	1,108	297	776	2,181

        We have never experienced a work stoppage. Only some of our employees in Australia are represented by a labor union and covered by a collective bargaining agreement. We consider our employee relations to be excellent.

ITEM 2. PROPERTIES

        We currently lease our corporate headquarters which is located in McLean, Virginia. Additionally, we also lease administrative, technical and sales office space, as well as space for our switches and data centers, in various locations in the countries in which we operate. Total leased space in the United States, Canada, Australia, the United Kingdom, Japan, Mexico, Germany and France, as well as other countries in which we operate, approximates 670,000 square feet and the total annual lease costs were approximately $13.1 million. The operating leases expire at various times with the longest commitment expiring in 2010. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed, and we further believe that the current leased facilities are adequate to house existing communications equipment.

        Certain communications equipment which includes network switches and transmission lines is leased through operating leases, capital leases and vendor financing agreements.

ITEM 3. LEGAL PROCEEDINGS

        On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A. ("Plaintiff"), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. We acquired TresCom in June 1998, and TresCom is currently our subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. We filed an answer on January 25, 2000, and discovery has commenced. A trial date has not yet been set. We have recorded an accrual for the amounts that management estimates to be the probable loss. Our ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on our financial results. We intend to defend the case vigorously. Management believes that this suit will not have a material adverse effect on our financial results.

        We and certain of our executive officers have been named as defendants in two separate securities lawsuits brought by stockholders ("Plaintiffs") of Tutornet.com, Inc. ("Tutornet") in the United States District Courts in Virginia and New Jersey. The plaintiffs sued Tutornet and several of its officers (collectively, the "Non-Primus Defendants") for an undisclosed amount alleging fraud in the sale of Tutornet securities. The plaintiffs also named us and several of our executive officers (the "Primus Defendants") as co-defendants. Neither we nor any of our subsidiaries/affiliates own, or have ever owned, any interest in Tutornet. In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs against the Non-Primus Defendants only. The Non-Primus Defendants have filed post-trial motions seeking to reverse or reduce the jury's award, and the plaintiffs have sought a new trial as to the Primus Defendants. The judge has not yet ruled on these motions. We do not believe there is any merit to the motion for a new trial involving the Primus Defendants. The New Jersey case was filed on September 24, 2002 and includes claims against the Primus Defendants. The Primus Defendants have moved to dismiss, and the case has been stayed pending further decision by the court in the Virginia case on Plaintiff's motion for a new trial. In both cases, we intend to vigorously defend against these actions and believe that the plaintiffs' claims are without merit. However, our ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time and there is no entity insurance coverage for these claims. Accordingly, an adverse result for the full amount sought or some percentage thereof could have a material adverse effect on our financial results.

        We are subject to certain other claims and legal proceedings that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to us. Management believes that any aggregate liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

        Primus Telecommunications Group, Incorporated ("Primus" or the "Company") common stock trades on the Nasdaq National Stock Market under the symbol "PRTL." On March 21, 2003, the last sale price of the Company's common stock was $2.18. The following table sets forth, for the period indicated, the high and low sales prices of the Company's common stock.

Period	High	Low
2002
1st Quarter	$0.85	$0.51
2nd Quarter	$0.84	$0.35
3rd Quarter	$0.99	$0.53
4th Quarter	$2.20	$0.72
2001
1st Quarter	$6.94	$2.16
2nd Quarter	$3.19	$0.80
3rd Quarter	$1.48	$0.24
4th Quarter	$0.91	$0.44

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

Holders

        As of February 28, 2003, the Company had approximately 579 holders of record of its common stock. The Company believes that it has in excess of 10,000 beneficial owners.

Recent Sales of Unregistered Securities

        In December 2002, the Company signed an agreement to sell 559,950 newly-authorized shares of its Series C Convertible Preferred Stock (the "Series C Preferred") for an aggregate purchase price of $42 million. On December 31, 2002, the Company issued 438,853 shares of Series C Preferred stock for approximately $32.3 million, net of $0.6 million of offering costs. The Company's stockholders will vote on whether to approve the issuance of the remaining 121,097 shares of Series C Preferred stock for approximately $9 million in cash at a special meeting of the Company's stockholders.

        In March 2002, the Company settled its outstanding equipment lease obligations of approximately $15.0 million with CISCO Systems Capital Corporation for $6.5 million in cash and 1,200,000 shares of the Company's common stock. $5.0 million was paid in March 2002. $1.5 million remains payable and is due April 2, 2003. The Company issued the shares in reliance upon Section 4(2) of the Securities Act of 1933. In June 2002, the 1,200,000 shares of the Company's stock were registered for resale.

ITEM 6. SELECTED FINANCIAL DATA

        The following sets forth selected consolidated financial data of the Company for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 as derived from the historical financial statements of the Company:

Statement of Operations Data:

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
		(in thousands, except per share data)
Net revenue	$1,024,056	$1,082,475	$1,199,422	$832,739	$421,628
Gross margin	$355,413	$314,634	$338,241	$208,140	$68,612
Selling, general and administrative expenses	$254,152	$303,026	$330,411	$199,581	$79,532
Asset impairment write-down	$22,337	$526,309	$—	$—	$—
Loss from operations	$(3,315)	$(672,297)	$(112,865)	$(46,398)	$(35,105)
Loss before extraordinary item	$(60,305)	$(792,947)	$(215,616)	$(112,736)	$(63,648)
Gain on early extinguishment of debt	$36,675	$486,771	$40,952	$—	$—
Cumulative effect of a change in accounting principle	$(10,973)	$—	$—	$—	$—
Net loss	$(34,603)	$(306,176)	$(174,664)	$(112,736)	$(63,648)
Basic and diluted net loss per share:
Loss before extraordinary item	$(0.93)	$(14.84)	$(5.43)	$(3.72)	$(2.61)
Gain on early extinguishment of debt	0.56	9.11	1.03	—	—
Cumulative effect of a change in accounting principle	(0.17)	—	—	—	—

Net loss	$(0.54)	$(5.73)	$(4.40)	$(3.72)	$(2.61)

        As of December 31, 2002, 2001, 2000, 1999 and 1998, the Company's earnings were insufficient to cover the fixed charges by approximately $31.4 million, $301.3 million, $174.7 million, $113.0 million and $63.6 million, respectively.

Balance Sheet Data:

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Total assets	$724,588	$816,214	$1,748,126	$1,450,746	$673,963
Total long-term obligations	$600,988	$667,587	$1,256,453	$929,944	$420,174
Convertible preferred stock	$32,297	$—	$—	$—	$—
Total stockholders' equity (deficit)	$(200,123)	$(178,484)	$83,695	$190,859	$114,917

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Overview

        Primus is a global facilities-based telecommunications services provider offering an integrated portfolio of international and domestic voice, Internet, data and Web hosting services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan. As a customer-focused alternative to the dominant carriers and former monopolies in these countries, we have built leading market positions by serving the demand for high-quality, competitively-priced international communications services. Growth in worldwide demand is driven by the globalization of the world's economies, rate reductions, and the growth of data and Internet traffic.

        The Company targets customers with significant international long distance usage, including SMEs, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers. It provides services over its network, which consists of (i) 19 carrier-grade domestic and international gateway switching systems throughout Europe, North America, Australia and Japan; (ii) approximately 250 POPs within its principal service regions and other markets; and (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems. Utilizing this network, along with resale arrangements and foreign carrier agreements, it provides service to approximately 3.1 million customers, of which 0.9 million were prepaid VMNS and calling card customers. The Company offers its customers a wide range of services, including:

  •
  international and domestic long distance services;

  •
  prepaid VMNS and calling cards, toll-free services and reorigination services;

  •
  local services in Australia, Canada and Puerto Rico;

  •
  ATM+IP broadband services;

  •
  dial-up, dedicated and high-speed Internet access;

  •
  managed and shared Web hosting services and applications;

  •
  VoIP services.

        The Company prices its services at a savings compared to the major carriers operating in its principal service regions. It expects to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant international long distance usage, including SMEs, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

        Having completed its global network infrastructure deployment, the Company's primary operational focus is on building scale in its core markets by adding customers and traffic. The combination of network ownership and increasing scale provides the Company with the ability to reduce its cost structure, improve service quality and reliability, and introduce new products and services.

        In 2002, the Company focused its attention on implementing a three-pronged strategy which involved improving operating results, reducing debt, and raising additional financing.

  Initiatives and results from its efforts to improve operating results:

  •
  It focused on higher margin retail customers and services.

  •
  It scaled back low margin businesses, and emphasized operations in core markets including Australia, Canada, the United Kingdom and the United States.

  •
  Its Australia and Canada subsidiaries both achieved record levels of gross margin, operating income and customers in 2002, which were substantially greater than in 2001.

  •
  Cost containment measures resulted in an increase in gross margin of $40.8 million and further reductions in selling, general and administrative expenses of $48.8 million from the previous year.

  •
  For 2002, its gross margin percentage was 34.7% compared to 29.1% in 2001.

  •
  Operating loss in 2002 improved to a loss of ($3.3) million, compared to a loss of ($672.3) million for 2001.

  •
  Net cash provided by operating activities was $34.6 million in 2002, as compared to net cash used by operating activities of ($110.4) million in 2001 and ($131.0) million in 2000.

  Initiatives and results from its efforts to reduce debt:

  •
  Debt was reduced during 2002 by $66.6 million to $601.0 million at December 31, 2002, with an after-tax gain on early extinguishment of debt of $36.7 million for the year.

  •
  $27.3 million in interest expense was saved over the prior year from the principal reduction of senior notes and convertible debentures.

  •
  Nearest maturing senior notes were reduced to $87.2 million in 2002 and reduced further to $43.6 million in January 2003.

  •
  A major equipment financing facility was restructured with a more favorable payment schedule and interest rate in February 2003.

  Initiatives and results from its efforts to raise additional funds:

  •
  A private offering of $42 million of convertible preferred stock to affiliates of American International Group (AIG) was signed. The Company received $33 million at December 31, 2002 with the remaining $9 million subject to stockholder approval.

  •
  $9.5 million was raised through an extension of an accounts receivable facility with Textron Financial Inc.

  •
  The Company's Canada subsidiary entered into a $13 million two-year secured credit facility in March 2003.

  Other achievements in 2002:

  •
  In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of Cable & Wireless USA, Inc. ("C&W"). It started acquiring the customer base during the three months ending December 31, 2002. Primarily consisting of SME customers, the acquired customer base is expected to increase the size of the Company's United States retail business. C&W customers will be transitioned to its network and support systems during what is expected to be a migration period of approximately four months. Billing, customer support and other back-office functions will be assumed by the Company through the scaling of existing systems.

        In 2001, the Company focused on debt reduction, cost containment and growth in cash flow from operations. These efforts resulted in the following:

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

        In 2000, among other things, the Company:

  •
  acquired LCR Telecom Group, Plc, an international telecommunications company operating principally in European markets, providing least cost routing, international callback and other value-added services primarily to SMEs;

  •
  purchased CTE Networks, a Canadian long distance reseller;

  •
  purchased A-Tel GmbH, a German reseller of voice traffic to SMEs;

  •
  expanded its Internet and data services business, enhanced by acquisitions such as Eco Software, Inc., a United States-based business-focused ISP, Bekkoame Internet, Inc., a Japanese facilities-based ISP, InterNeXt S.A., a value-added ISP with national facilities in France, Seker BBS S.A. and Nexus Comunicaciones S.A., two Spanish ISPs, and Infinity Online Systems, a Canada-based ISP; and

  •
  issued $300 million in convertible subordinated debentures.

        Prices in the long distance industry have declined in recent years, and as competition continues to increase, the Company believes that prices are likely to continue to decline. Additionally, Primus believes that because deregulatory influences affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition which could adversely affect Primus's net revenue per minute and gross margin as a percentage of net revenue. However, the Company believes that such decreases in prices will be offset by increased communications usage and decreased costs.

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

        In most countries, the Company generally realizes a higher gross margin as a percentage of net revenue on its international long distance as compared to its domestic long distance services and a higher gross margin as a percentage of net revenue on its services to both business and residential customers compared to those realized on its services to other telecommunications carriers. In addition, Primus generally realizes a higher gross margin as a percentage of net revenue on long distance services as compared to those realized on local switched and cellular services. Carrier services, which generate a lower gross margin as a percentage of net revenue than retail business and residential services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows the Company to obtain greater volume discounts from its suppliers than it otherwise would realize. This interconnection also allows the Company to connect to all major carriers which provides worldwide coverage. Primus's overall gross margin as a percentage of net revenue may fluctuate based on the relative volumes of international versus domestic long distance services, carrier services versus business and residential long distance services and the proportion of traffic carried on Primus's network versus resale of other carriers' services.

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

        Revenue recognition—Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic, and also from the provision of local and cellular services. For voice and VoIP, net revenue is earned based on the number of minutes during a call and is recorded upon completion of a call, adjusted for allowance for doubtful accounts receivable, service credits and service adjustments. Revenue for a period is calculated from information received through the Company's network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a more timely and accurate analysis of revenue earned in a period. Separate prepaid VMNS and calling card software is used to track additional information related to the cards' usage such as activation date, monthly usage amounts and expiration date. Revenues on these cards are recognized as service is provided until expiration, when all unused minutes which are no longer available to the customers, are recognized as revenue. Net revenue is also earned for the provision of data/Internet services. Data/Internet services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths. These fees are recognized as access is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. The Company records payments received in advance for prepaid VMNS and calling card services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided. Deferred revenue is reported in accrued expenses and other current liabilities. Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments.

        Allowance for doubtful accounts receivable—Determining the Company's allowance for doubtful accounts receivable requires significant estimates. Due to the large number of customers that the Company serves, it is impractical to review the credit-worthiness of each of its customers, although a credit review is performed for larger carrier and retail business customers. The Company considers a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the credit-worthiness of the Company's customers. Systems to detect fraudulent call activity are in place within the network of the Company, but if these systems fail to identify such activity, the Company may realize a higher degree of uncollectible accounts. If the estimate of uncollectible revenue was 10% higher than the Company's current estimates, net revenue would have been reduced by approximately $2.8 million for the year ended December 31, 2002.

        Cost of revenue—Cost of revenue is comprised primarily of costs incurred from other domestic and foreign telecommunications carriers to originate, transport and terminate calls. The majority of Primus's cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the most significant expense. Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through the Company's network switches and calculates the variable cost of revenue with predetermined contractual rates. If the domestic or foreign telecommunications carriers have tracked and invoiced the volume of minutes at levels different than what Primus's activity shows or have invoiced at different rates, the Company will dispute the charges invoiced. There is no guarantee that the Company will prevail in the dispute but realizes a greater success with disputes concerning contracted rates. Primus uses significant estimates to determine the level of success in dispute resolution and considers past historical experience, basis of dispute, financial status and current relationship with vendor, and aging of prior disputes in quantifying its estimates.

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

Results of Operations

        The following information for the years ended December 31, 2002, 2001 and 2000 (in thousands, except percentages) is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	For the Year Ended December 31, 2002
			Minutes of Long Distance Use
	Net Revenue	%	International	Domestic	Total
North America	$381,569	37%	1,613,950	2,224,468	3,838,418
Europe	363,669	36%	2,248,985	1,043,495	3,292,480
Asia-Pacific	278,818	27%	196,001	693,032	889,033

Total	$1,024,056	100%	4,058,936	3,960,995	8,019,931

	For the Year Ended December 31, 2001
			Minutes of Long Distance Use
	Net Revenue	%	International	Domestic	Total
North America	$453,111	42%	1,855,631	2,261,219	4,116,850
Europe	357,047	33%	2,030,427	1,057,332	3,087,759
Asia-Pacific	272,317	25%	201,263	697,672	898,935

Total	$1,082,475	100%	4,087,321	4,016,223	8,103,544

	For the Year Ended December 31, 2000
			Minutes of Long Distance Use
	Net Revenue	%	International	Domestic	Total
North America	$533,027	44%	1,795,139	2,116,293	3,911,432
Europe	358,986	30%	1,319,198	976,512	2,295,710
Asia-Pacific	307,409	26%	171,188	640,882	812,070

Total	$1,199,422	100%	3,285,525	3,733,687	7,019,212

        The following information reflects net revenue by product line for the years ended December 31, 2002, 2001 and 2000 (in thousands, except percentages) and is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	2002	%	2001	%	2000	%
Voice	$854,840	83%	$930,635	86%	$1,077,728	90%
Data/Internet	111,416	11%	112,836	10%	99,696	8%
VoIP	57,800	6%	39,004	4%	21,998	2%

Total	$1,024,056	100%	$1,082,475	100%	$1,199,422	100%

Results of operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001

        Net revenue decreased $58.4 million or 5% to $1,024.1 million for the twelve months ended December 31, 2002 from $1,082.5 million for the twelve months ended December 31, 2001. The Company's data/Internet and VoIP revenue contributed $111.4 million and $57.8 million, respectively, for the twelve months ended December 31, 2002, as compared to $112.8 million and $39.0 million respectively, for the twelve months ended December 31, 2001.

      North America: North American net revenue decreased $71.5 million or 16% to $381.6 million for the twelve months ended December 31, 2002 from $453.1 million for the twelve months ended December 31, 2001. The decrease is primarily attributable to a decrease of $54.2 million or 41% from the prior year, in wholesale carrier services in the United States and Canada, which resulted from several factors: de-emphasizing low margin businesses, refraining from dealing with the growing number of carriers that did not meet our credit policies, and market pricing pressures in the United States. Additionally, a decrease of $6.2 million in retail voice traffic in the United States and Canada, and a decrease of $6.3 million in data/Internet in the United States and Brazil contributed to the decrease in net revenue.

      Europe: European net revenue increased $6.7 million or 2% to $363.7 million for the twelve months ended December 31, 2002 from $357.0 million for the twelve months ended December 31, 2001. The increase is mainly attributed to an increase of $36.6 million in the usage of prepaid VMNS and calling cards and an increase of $10.1 million from carrier services in the United Kingdom, Denmark, France, Spain and Switzerland, as well as an increase of $8.9 million from the addition of a carrier business in Italy beginning in December 2001. The increase is partially offset by a decrease of $35.4 million from the Company's German operations that is a result of a decrease in net revenue from its carrier services as well as a decline in its Cards & Parts subsidiary of $15.9 million. In October 2002, the Company's ownership percentage in Cards & Parts was reduced and as a result the Company began using the equity method of accounting. The increase was further offset by a decrease of $7.5 million in the Company's international agents operations and a decrease of $3.5 million in the Company's France data/Internet operations, InterNeXt S.A.("InterNeXt"). In July 2002, InterNeXt filed for insolvency administration and as a result the Company began using the equity method of accounting. See Note 20—"Equity Investment Write-off and Loss."

      Asia-Pacific: Asia-Pacific net revenue increased $6.5 million or 2% to $278.8 million for the twelve months ended December 31, 2002 from $272.3 million for the twelve months ended December 31, 2001. The increase is attributed to an increase of $11.3 million in the Company's Australian operations, mainly resulting from the continued growth in Australia's data/Internet services as well as positive impact of the strengthening Australian dollar against the United States dollar, offset by a decline of $6.0 million in the Company's Japanese operations primarily due to Bekko. In October 2002, the Company amended its contractual agreements to give up its right to control the Board of Directors and operations of Bekko, the Company's Japanese data/Internet investment, and as a result began using the equity method of accounting. See Note 20—"Equity Investment Write-off and Loss."

        Cost of revenue decreased $99.2 million to $668.6 million, or 65.3% of net revenue, for the twelve months ended December 31, 2002 from $767.8 million, or 70.9% of net revenue, for the twelve months ended December 31, 2001. With the majority of cost of revenue being variable, based on minutes of use, the decrease in cost of revenue is primarily attributable to the decrease in net revenue. North American cost of revenue decreased $86.6 million primarily due to a decrease of $51.4 million in wholesale carrier services in the US and Canada, as well as a decrease of $25.3 million which resulted from favorable regulatory legislation which reduced the amount of access charge the Company is required to pay, and a higher percentage of traffic carried on the Company's network versus resold minutes in Canada. European cost of revenue decreased $8.6 million due to a decrease in the Company's German operation of $30.5 million that was a result of the decline in Cards & Parts of $13.8 million, as well as a decrease of $11.2 million in Germany's wholesale carrier services. The decrease in Europe is partially offset by an increase of $18.2 million that was a result of an increase in the usage of prepaid VMNS and calling cards and an increase of $8.6 million in wholesale carrier services in Italy. The decrease of $4.0 million in cost of revenue in Asia-Pacific is mainly attributable to a $2.4 million decrease in Australia due to decrease in international variable costs and a decrease of $2.0 million in Japan mainly from its data/Internet operation, Bekko. Overall, gross margin percentage increased to 34.7% for the twelve months ended December 31, 2002 from 29.1% for the twelve months ended December 31, 2001 due to an increase in the mix of higher margin retail and data and Internet business, select price increases, as well as improved efficiencies in network routing and increasing the utilization of the Company's network.

        Selling, general and administrative expenses decreased $48.8 million to $254.2 million, or 24.8% of net revenue, for the twelve months ended December 31, 2002 from $303.0 million, or 28.0% of net revenue, for the twelve months ended December 31, 2001. The reduction is primarily attributable to a $27.3 million reduction in salaries and benefits, a reduction of $14.5 million in general and administrative expenses, of which $5.6 million resulted from renegotiation of various repairs and maintenance contracts in the United States and $2.7 million resulted from switching to an in-house billing system in Europe during the year ended December 31, 2002, as well as a reduction of $6.9 million in occupancy costs, professional fees and travel expenses. The reduction in salaries and benefits is a result of the reduction of full-time and part-time employees in 2001 and severance costs paid in 2001. The reduction in general and administrative expenses and the decrease in occupancy costs, professional services and travel expenses is a result of management initiatives to reduce overhead spending.

        Depreciation and amortization expense decreased $75.4 million to $82.2 million for the twelve months ended December 31, 2002 from $157.6 million for the twelve months ended December 31, 2001. The decrease consists of reductions of $38.1 million in amortization expense and $37.3 million in depreciation expense. The decrease is primarily associated with the Company's asset impairment write-down of $526.3 million during the three months ended December 31, 2001 in goodwill, property and equipment, and customer lists. The decrease in goodwill amortization expense is also a result of the Company's adoption of SFAS No. 142 on January 1, 2002, under which goodwill is no longer amortized. Goodwill amortization expense for the twelve months ended December 31, 2001 was $24.8 million.

        Asset impairment write-down expense decreased $504.0 million to $22.3 million for the twelve months ended December 31, 2002 from $526.3 million for the twelve months ended December 31, 2001. Based on the Company's evaluation in 2001, it was determined that the estimated future cash flows were less than the carrying value of its voice and data center long-lived assets. Accordingly, during the fourth quarter of 2001, the Company adjusted the carrying value of its long-lived assets, including property and equipment and intangible assets, to their estimated fair value of $485.0 million. This adjustment resulted in an asset impairment write-down of $526.3 million or $9.85 per share, consisting of the following specific asset write-downs: $357.3 million in goodwill, $149.9 million in property and equipment, and $19.1 million in customer lists. The estimated fair value of the Company's assets was based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. In 2002, the Company recognized $22.3 million of additional specific write-offs which included $17.4 million of fiber cable in Europe which will no longer be used by the Company, and the goodwill of its German Internet subsidiary, iPrimus Telecommunications GmbH of $3.8 million identified through the Company's annual impairment test performed on October 1, 2002.

        Interest expense decreased $32.4 million to $68.3 million for the twelve months ended December 31, 2002 from $100.7 million for the twelve months ended December 31, 2001. The decrease is primarily attributed to $30.8 million in interest saved from the principal reduction of the Company's senior notes and convertible debentures and extinguishment of its vendor debt and related obligations to Hewlett-Packard.

        Foreign currency transaction gain (loss) increased to a gain of $8.5 million for the twelve months ended December 31, 2002 from a loss of $2.0 million for the twelve months ended December 31, 2001. The increase is attributable to the positive impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries' functional currency.

        Equity investment write-off and loss was $3.2 million for the twelve months ended December 31, 2002. Equity investment losses began to be recognized after the deconsolidation of three of the Company's subsidiaries, Bekko, InterNeXt and Cards & Parts. Two of those subsidiaries, InterNeXt and Cards & Parts, were subsequently written-off when their valuation was deemed to be permanently impaired after each filed for insolvency administration. See Note 20—"Equity Investment Write-off and Loss."

        Interest income and other income (expense) increased to an income of $2.5 million for the twelve months ended December 31, 2002 from an expense of $18.0 million for the twelve months ended December 31, 2001. The increase is primarily attributable to the $15.0 million write-off of the Company's investment in Pilot Network Services during the three months ended March 31, 2001 when the investment became permanently impaired. Other cost investments of $5.1 million were also written-off in 2001when they became permanently impaired.

        Income tax benefit was a $3.6 million benefit for the twelve months ended December 31, 2002. This benefit was mainly comprised of a reversal of a $5 million tax provision recorded for the alternative minimum taxes ("AMT") at December 31, 2001 that resulted from the signing into law of the Job Creation and Workers Assistance Act of 2002 that suspended the 90% limitation of net operating loss carryforward for AMT. The income tax benefit also reflected the net unrealized amount of $3.2 million of deferred tax assets that were created by Canada operating loss carryforwards that are no longer offset by a valuation allowance since the first quarter of 2002. It is anticipated that this $3.2 million will be utilized during the year ending December 31, 2003. The benefit was partially offset by $3.5 million of foreign withholding tax on intercompany interest owed to the Company's United States subsidiary by the Company's Canadian and Australian subsidiaries.

        Gain on early extinguishment of debt decreased to $36.7 million for the twelve months ended December 31, 2002 from $486.8 million for the twelve months ended December 31, 2001. The gain resulted from the Company's purchase of $53.0 million in principal amount of senior notes, prior to maturity, for $15.0 million in cash, slightly offset by the write-off of related deferred financing costs.

        Cumulative effect of a change in accounting principle Effective January 1, 2002, the Company adopted SFAS No. 142, resulting in the impairment of the goodwill related to the InterNeXt reporting unit, a data/Internet subsidiary in France, of $11.0 million which has been reflected as a cumulative effect of a change in accounting principle.

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

        Cost of revenue decreased $93.4 million, to $767.8 million, or 70.9% of net revenue, for the year ended December 31, 2001 from $861.2 million, or 71.8% of net revenue, for the year ended December 31, 2000. With the majority of the cost of revenue being variable, based on minutes of use, the decrease in the cost of revenue is primarily attributable to the decrease in net revenue. Also, contributing to the decrease was the one-time retroactive refund of interconnect charges of $8.0 million. The net decrease of $93.3 million was partially offset by a $11.2 million increase attributable to the additional expense from acquired operations.

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

        Interest income and other income (expense) decreased to an expense of $18.0 million for the year ended December 31, 2001 from income of $30.7 million for the year ended December 31, 2000. The decrease is primarily associated with the $15.0 million write-off of the Company's investment in Pilot Network Services because it became permanently impaired in March 2001. Other cost investments of $5.1 million were also written-off when they became permanently impaired. Interest income decreased by $23.1 million and is attributed to the lower cash balance during the twelve months ended December 31, 2001.

        Gain on early extinguishment of debt increased to $486.8 million for the year ended December 31, 2001 from $41.0 million for the year ended December 31, 2000. The increase is attributed to $445.8 million gain resulted from the Company's reduction of $616.7 million in principal amount of senior notes and debentures through open market purchases and conversion, prior to maturity, for $155.0 million in cash and shares, of which there were 19,178,926, of the Company's common stock, slightly offset by the write-off of related deferred financing costs. The increase is also due to $45.9 million gain resulted from the Company's early extinguishment of its vendor debt and related obligations to Hewlett-Packard of over $50 million with a cash payment of $5 million. In conjunction with the 2001 debt repurchases, the Company had recorded a $5.0 million income tax provision.

Liquidity and Capital Resources

Changes in Cash Flows

        The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and international and domestic fiber optic cable transmission capacity, satellite transmission capacity, interest and principal payments on outstanding indebtedness, and acquisitions. The Company has financed its growth to date through public offerings and private placements of debt and equity securities, bank debt, vendor financing and capital lease financing.

        Net cash provided by operating activities was $34.6 million for the year ended December 31, 2002 as compared to net cash used by operating activities of $110.4 million for the year ended December 31, 2001. The increase in operating cash generated was comprised of an increase in gross margin of $40.8 million due to cost savings generated through lower variable and fixed costs, a decrease in selling, general and administrative expenses of $48.9 million due to substantial cost savings measures, a decrease in cash paid for interest of $47.4 million, and $7.9 million in additional funds generated from working capital.

        Net cash used by investing activities was $31.6 million for the year ended December 31, 2002 compared to net cash used by investing activities of $89.4 million for the year ended December 31, 2001. Net cash used by investing activities during the year ended December 31, 2002 included $29.4 million of capital expenditures primarily for the enhancement of the Company's global network and back office support systems as compared to $87.8 million during the year ended December 31, 2001.

        Net cash provided by financing activities was $1.0 million for the year ended December 31, 2002 as compared to net cash used by financing activities of $107.2 million for the year ended December 31, 2001. During the year ended December 31, 2002, cash provided by financing activities consisted of $32.3 million of net proceeds from issuance of 438,853 shares of the Series C Preferred stock in a private offering to private equity funds and $9.5 million of financing received through an accounts receivable financing, offset by $25.9 million of principal payments on capital leases, vendor financing and other long-term obligations, and $15.0 million for the purchase of certain of the Company's debt securities. During the year ended December 31, 2001, cash used by financing activities consisted of $99.8 million for the purchase of certain of the Company's debt securities, $33.7 million of payments on capital leases, vendor financing and other long-term obligations, offset by $15.8 million of financing received through an accounts receivable financing and a drawdown on a line of credit and $10.0 million in cash received from Inktomi Corporation in exchange for 2,862,254 shares of the Company's common stock.

        The Company is party to a number of secured loans that were arranged under a facility to fund the purchase of telecommunications equipment (the "Equipment Facility"). The lenders under the Equipment Facility, NTFC Capital Corporation and General Electric Capital Corporation, signed an agreement with the Company in February 2003 to amend the terms of the Equipment Facility to, among other things, defer principal payments otherwise due during the period from January 2002 through June 2003, and decrease the interest rates to 8.0% from a range between 9.72% and 11.56%. The amended terms have been reflected in the consolidated financial statements and notes for the year ended December 31, 2002. As of December 31, 2002, the Company had outstanding borrowings of $57.7 million under the Equipment Facility. See Note 22—"Subsequent Events."

Short- and Long-Term Liquidity Considerations and Risks

        The Company believes that its existing cash and cash equivalents, $92.5 million as of December 31, 2002, and internally generated funds will be sufficient to fund the Company's debt service requirements, capital expenditures, and other cash needs for its operations at least through March 2004. Nonetheless, the Company will continue to have significant debt and debt service obligations during such period and on a long-term basis. The Company has $43.6 million in senior notes that will be due in August 2004 that the Company intends to pay with internally generated funds and/or possible additional financing. However, there can be no assurance that changes in assumptions or conditions, including those referenced under "Legal Proceedings" and "Special Note Regarding Forward-Looking Statements" will not adversely affect the Company's financial condition or short-term or long-term liquidity position. As of December 31, 2002, the Company had $601.0 million of indebtedness with payments of principal and interest. In January 2003, the Company made an open market purchase of $43.7 million principal amount of high yield debt securities for which it paid $36.2 million in cash. Prior to this purchase, the Company entered into a Supplemental Indenture to amend the terms of its 11.75% Senior Notes due 2004 to eliminate substantially all of the covenants relating to such notes. The principal and interest payments are due as follows (includes effect of senior note purchase made in January 2003, amendment to the terms of the Equipment Facility signed in February 2003, amendment to the terms of the accounts receivable financing signed in March 2003, and additional C&W liability incurred in January 2003—amounts in thousands):

Year Ending December 31,	Equipment Financing	Senior Notes	Other Long-term Obligations	Convertible Subordinated Debentures	Total
2003	$34,807	$37,925	$16,115	$4,089	$92,936
2004	41,693	81,273	5,929	4,089	132,984
2005	38,314	32,806	27,775	4,089	102,984
2006	24,391	32,806	32	4,089	61,318
2007	1,288	32,806	32	73,165	107,291
Thereafter	—	341,382	232	—	341,614

Minimum Principal & Interest Payments	140,493	558,998	50,115	89,521	839,127
Less: Amount Representing Interest	(22,890)	(233,330)	(2,487)	(18,402)	(277,109)

	$117,603	$325,668	$47,628	$71,119	$562,018

        Included in other long-term obligations in the table above is a liability from the C&W acquisition. The purchase price will be paid through a deferred payment arrangement over a two-year period up to a maximum amount of $32 million. 20% of the payment was made in the three month period ended March 31, 2003; the remaining 80% will be paid during the next eight quarters beginning with the first quarter in 2003, and is expected to be funded through revenues of the acquired customers.

        The Company from time to time maintains a dialogue with certain holders of its equipment financing arrangements, which includes capital leases and vendor financing obligations with various vendors. The Company from time to time also maintains an active dialogue with potential debt and equity investors for raising additional capital for additional liquidity, debt reduction, payment of debt obligations as they come due and for additional working capital and growth opportunities. There can be no assurance the Company will be successful in these efforts of obtaining new capital at acceptable terms. If the Company is successful in raising additional financing, securities comprising a significant percentage of the Company's fully-diluted capital may be issued in connection with the completion of such transactions. Additionally, if the Company's plans or assumptions change, including those with respect to its debt levels or the development of the network and the level of the Company's operations and operating cash flow, if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, the Company may need to obtain such financing and/or relief sooner than expected.

        In light of the foregoing, the Company and/or its subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described under "Special Note Regarding Forward-Looking Statements," and future negotiations the Company may pursue with the holders of certain of its outstanding debt securities, the most efficient use of the Company's capital, including investment in the Company's network and systems, lines of business, potential acquisitions, purchasing, refinancing, exchanging or retiring certain of the Company's outstanding debt securities in privately negotiated transactions, open market transactions or by other means to the extent permitted by its existing covenant restrictions.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. The Company is in the process of assessing the impact of adopting this Interpretation, if any, on its financial position and results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to adopt the fair value based method of accounting for stock-based employee compensation and therefore believes SFAS No. 148 will not have a material effect on the Company's financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for guarantees existing as of December 31, 2002.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its consolidated financial position, results of operations, or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in Accounting Principles Bulletin ("APB") No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company will adopt the provisions of SFAS No. 145 during the three months ended March 31, 2003. For the twelve months ended December 31, 2002, 2001 and 2000, the Company recorded after-tax extraordinary gains on the early extinguishment of debt of $36.7 million, $486.8 million and $41.0 million, respectively. Accordingly, reclassifications of these gains to income from continuing operations may be made throughout fiscal year 2003 to maintain comparability for the reported periods.

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

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its consolidated financial statements.

        In June 2001, the FASB issued two new statements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

        Effective January 1, 2002, the Company adopted SFAS No. 141 that requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets, other than goodwill, are to be amortized over their estimated useful economic life.

        SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. Effective January 1, 2002, the Company adopted SFAS No. 142 and in connection with its adoption, discontinued the amortization of goodwill and reviewed the estimated useful lives of previously recorded identifiable intangible assets, principally customer lists. Additionally, the Company recorded an impairment loss of $11.0 million related to the InterNeXt reporting unit which has been reflected as a cumulative effect of a change in accounting principle. The Company followed the two-step process prescribed in SFAS No. 142 to test its goodwill for impairment under the transitional goodwill impairment test. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The estimated fair value of the Company's assets was based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. On October 1, 2002, the Company's designated annual testing date, based on the testing performed a goodwill impairment loss was recognized in the amount of $3.8 million. See Note 7—"Goodwill and Other Intangible Assets."

Special Note Regarding Forward Looking Statements

        Statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include without limitation statements set forth in this document and elsewhere regarding, among other things: the Company's expectations of future capital endeavors including equity, debt, restructuring, investment and acquisition transactions, liquidity, earnings before interest, taxes, depreciation and amortization, sales, net revenue, gross profit, operating profit, net income, cash flow, network development, Internet services development, traffic development, capital expenditures, selling, general and administrative expenses, goodwill impairment charges, service introductions and cash requirements; the Company's financing and/or debt repurchase, restructuring or exchange plans or initiatives; liquidity and debt service forecasts; ability to meet covenants/ratios; allowance for doubtful accounts receivable estimates; management's plans, goals, expectations, guidance, objectives, strategy, and timing for future operations; the revenue and funding impact of the Cable and Wireless customer acquisition; product plans and performance; predictions or expectations of future growth, results or cash flow; and management's assessment of market factors and future financial performance. Factors and risks, including certain of those described in greater detail herein, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include: changes in business conditions, prevailing trade credit terms or revenues arising from, among other reasons, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting the Company's large carrier customers; the possible inability to raise additional capital when needed, or at all; the inability to reduce, exchange or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations; changes in the telecommunications or Internet industry or the general economy or capital markets; adverse tax rulings from applicable taxing authorities; DSL, Internet and telecommunication competition; changes in financial, capital market and economic conditions; changes in service offerings or business strategies; inability to lease space for data centers at commercially reasonable rates; difficulty in migrating customers, including Cable and Wireless customers, or integrating other assets; difficulty in provisioning VoIP services; changes in the regulatory schemes and regulatory enforcement in the markets in which the Company operates; restrictions on the Company's ability to follow certain strategies or complete certain transactions as a result of its capital structure or debt covenants; the inability to reduce debt significantly; risks associated with the Company's limited DSL, Internet and Web hosting experience and expertise; entry into developing markets; the possible inability to hire and/or retain qualified sales, technical and other personnel, particularly as we continue to attempt to grow our data-centric services, and manage growth; risks associated with international operations (including foreign currency translation risks); expanded FCC approval of in-region long distance services by RBOCs; changes in experience associated with doubtful accounts receivable and related estimates; dependence on effective information systems; dependence on third parties to enable us to expand and manage our global network and operations; dependence on the implementation and performance of the Company's global ATM+IP communications network; the inability to obtain requisite stockholder approval to consummate the proposed second closing equity financing transaction and escalation of hostilities or terroristic acts and adverse geopolitical developments. As such, actual results or circumstances may vary materially from such forward-looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made. Primus is not necessarily obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors, which could cause results to differ from expectations, include risks described in greater detail below associated with:

        Liquidity Restrictions; Possible Inability to Obtain Necessary Financing. The Company believes that its existing cash and internally generated funds will be sufficient to fund its operating losses, debt service requirements, capital expenditures, acquisitions and other cash needs for its operations at least through March 2004. However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief. See for instance information under "Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks" and in this "Special Note Regarding Forward-Looking Statements." If adverse events referenced therein were to occur, the Company may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

        Substantial Indebtedness; Liquidity. The Company currently has substantial indebtedness and anticipates that it and its subsidiaries will incur additional indebtedness in the future. The level of the Company's indebtedness (i) could increase interest payment requirements and/or make it more difficult for it to make payments of interest on its outstanding debt; (ii) could limit the ability of the Company to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (iii) requires that a substantial portion of the Company's cash flow from operations, if any, be dedicated to the payment of principal and interest on its indebtedness and other obligations and, accordingly, will not be available for use in its business; (iv) could limit its flexibility in planning for, or reacting to, changes in its business; (v) results in the Company being more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and (vi) will make it more vulnerable in the event of a downturn in its business.

        Limited Operating History; Entry into Internet, Data and VoIP Business; Entry into Developing Markets. The Company was incorporated in February 1994, and began generating revenue in March 1995. Since 1999, the Company has been targeting businesses and residential customers for Internet and data services through the Primus brand, its subsidiary iPRIMUS.com and other acquired ISPs. The Company has been expanding and intends to continue to expand its offering of data/Internet and VoIP services worldwide. The Company anticipates offering a broad-range of Internet protocol-based data and voice communications over the global broadband ATM+IP network which the Company has deployed. The Company cannot provide assurance that it will successfully expand the business. Currently, the Company provides Internet services to business and residential customers in the United States, Australia, Canada, Japan, India, Brazil and Spain, and offers Internet transmission services in the Indian Ocean/Southeast Asia regions through its satellite earth station in London and its earth stations in India. The Company cannot provide assurance that its future operations involving these services will generate operating or net income, or positive cash flow on a predictable basis.

        The market for dial-up and broadband Internet connectivity and related services is extremely competitive. The Company's primary competitors include incumbent operators and other ISPs that have a significant national or international presence. Many of these carriers have substantially greater resources, capital and operational experience than the Company does. The Company also expects it will experience increased competition from traditional telecommunications carriers that expand into the market for Internet services.

        Managing Growth. The Company's history of rapid growth has placed a significant strain on the Company in the past. In order to manage its future growth effectively, the Company must continue to implement and improve its operational and financial systems and controls, purchase and utilize additional transmission facilities, and expand, train and manage its employees, all within a rapidly changing regulatory environment. Inaccuracies in the Company's forecast of traffic could result in insufficient or excessive transmission facilities and disproportionate fixed expenses.

        Historical and Future Operating Losses and Net Losses. Since inception, the Company had cumulative negative cash flow from operating activities. In addition, the Company incurred net losses since inception and has an accumulated deficit of $739.8 million as of December 31, 2002. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that it will be able to achieve or sustain operating profitability, net income or positive cash flow from operations in any future period.

        Integration of Acquired Businesses. Acquisitions of businesses and customer lists, a key element in the Company's historical growth strategy, involve operational risks, including the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management. Moreover, there can be no assurance that the Company will be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into its own. There may be difficulty in integrating the service offerings, distribution channels and networks gained through acquisitions with the Company's own. Successful integration of operations and technologies requires the dedication of management and other personnel which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities, and there can be no assurance that successful integration will occur in light of such events.

        Intense Competition in Long Distance Telecommunications. The long distance telecommunications and data industry is intensely competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. Competition in all of the Company's markets is likely to stay intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is likely to become similar to the intense competition in the United States. Many of the Company's competitors are significantly larger and have substantially greater financial, technical and marketing resources and larger networks than the Company, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, as well as long-standing relationships with the Company's target customers. In addition, many of the Company's competitors enjoy economies of scale that result in a lower cost structure for transmission and related costs which could cause significant pricing pressures within the industry. Many companies emerging out of bankruptcy could also end up enjoying a lower cost structure and applying pricing pressure within the industry in order to gain market share.

        Dependence on Transmission Facilities-Based Carriers. The Company's ability to maintain and expand its business and effectuate its liquidity objectives is dependent upon whether the Company continues to maintain favorable relationships and credit terms with the transmission facilities-based carriers to carry the Company's traffic.

        International Operations. The Company has significant international operations. In many international markets, the incumbent carrier is most likely to control access to the local networks, enjoy better brand recognition and brand and customer loyalty, and have significant operational economies, including a larger backbone network and correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including the Company, to interconnect to its switches within its territory. There can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, obtain access to local transmission facilities or to market services in international markets. In addition, operating in international markets generally involves additional risks, including: unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; problems in collecting accounts receivable; political risks; fluctuations in currency exchange rates; foreign exchange controls which restrict repatriation of funds; technology export and import restrictions; and seasonal reductions in business activity. With respect to currency exchange rates risks, adverse exchange rate developments have had a negative impact on recent operating results, and there can be no assurance that currency exchange rate conditions will improve.

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

        Network Development; Migration of Traffic. The long-term success of the Company is dependent upon its ability to design, implement, operate, manage and maintain a reliable and cost effective network. The Company could experience delays or cost overruns in the implementation of the network, or its ability to migrate traffic onto its network, which could have a material adverse effect on the Company.

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

        Foreign currency—A significant portion of net revenue is derived from sales and operations outside the United States. The reporting currency for the Company's consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each respective entity. In the future, the Company expects to continue to derive a significant portion of its net revenue and incur a significant portion of its operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on the Company's results of operations. The Company's primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: United States dollar/Australian dollar, United States dollar/Canadian dollar, United States dollar/United Kingdom pound, and United States dollar/Euro dollar. Due to the large percentage of the Company's revenues derived outside of the United States, strengthening of the United States dollar would have an adverse impact on the Company's results of operations. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Historically, such investments and advances have been long-term in nature, and the Company accounted for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive income (loss)" within the stockholders' deficit section of the consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of investments and advances made to the subsidiaries. As the Company is anticipating repayment in the foreseeable future of these amounts, the Company recognized the unrealized gains in foreign currency transaction gain (loss) on the consolidated statements of operations.

        Interest rates—A substantial majority of the Company's long-term debt obligations are at fixed interest rates. The Company is exposed to interest rate risk as additional financing may be required and certain of its long-term obligations are at variable interest rates. The Company's primary exposure to market risk stems from fluctuations in interest rates. The Company's interest rate risk related to the variable interest rate long-term obligations results from changes in the United States LIBOR, British Pound LIBOR, Bloomberg BBSWIB, United States Prime and Canada Prime rates. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments. The estimated fair value of the Company's 2000 Convertible Debentures, 1999, 1998 and 1997 Senior Notes (carrying value of $440 million), based on quoted market prices, at December 31, 2002 was $226 million.

        The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of December 31, 2002 in United States dollars, which is the Company's reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible subordinated debentures, leased fiber capacity, equipment financing, and other long-term obligations in effect at December 31, 2002. In the case of the senior notes, and convertible debentures the table excludes the potential exercise of the relevant redemption and conversion features.

	Year of Maturity
	2003	2004	2005	2006	2007	Thereafter	Total
	(in thousands, except percentages)
Interest Rate Sensitivity
Fixed Rate	$29,360	$116,329	$24,756	$17,856	$71,184	$282,521	$542,006
Average Interest Rate	6%	11%	10%	8%	6%	11%	8%
Variable Rate	$8,295	$9,160	$34,797	$5,517	$1,213	$—	$58,982
Average Interest Rate	4%	5%	8%	2%	0%	—	4%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        Certain of the information required by Part III will be provided in the Company's definitive proxy statement for the Company's 2003 annual meeting of stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2003 ("2003 Proxy Statement"), and is incorporated herein by this reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to directors of the Company is set forth under the caption entitled "Election of Directors" in the Company's 2003 Proxy Statement and is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in the Company's 2003 Proxy Statement under the caption "Executive Officers, Directors and Key Employees" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information regarding compensation of officers and directors of the Company is set forth under the caption entitled "Executive Compensation" in the Company's 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding ownership of certain of the Company's securities is set forth under the captions entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2003 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related Transactions" in the Company's 2003 Proxy Statement and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

        There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a)
Financial Statements and Schedules

        The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein.

Financial Statement Schedules:	Page
(II) Valuation and Qualifying Accounts	S-1

        All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

b)
Reports on 8-K

        None.

c)
Exhibit listing

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the "S-8 Registration Statement").
3.2	Amended and Restated Bylaws of Primus.
3.3
Certificate of Designation for the Company's Series C Convertible Preferred Stock; Incorporated by reference to the Company's Definitive Proxy Statement filed with the SEC on February 11, 2003 and the Company's Form 8-K filed with the SEC on January 2, 2003.
3.4
Registration Rights Agreement dated December 31, 2002, concerning the rights of holders of the Company's Series C Convertible Preferred Stock; Incorporated by reference to the Company's Form 8-K filed with the SEC on January 2, 2003.
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
4.6	Specimen 9 7/8% Senior Note due 2008; Incorporated by reference to Exhibit A included in Exhibit 4.4 of the 1998 Senior Note Registration Statement.
4.7	Indenture, dated January 29, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.3 of the 1998 10-K.

4.8	Specimen 11 1/4% Senior Note due 2009; Incorporated by reference to Exhibit A of Exhibit 4.3 of the Company's 1998 10-K.
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
4.18
Supplemental Indenture dated January 24, 2003 amending the terms of the Indenture for the Company's 11 3/4% Senior Notes due 2004; Incorporated by reference to the Company's Form 8-K filed with the SEC on January 27, 2003.
4.19	Amendment No.1 to Rights Agreement, dated as of December 30, 2002, between Primus and StockTrans, Inc.
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

10.4	Employment Agreement, dated June 1, 1994, between Primus and K. Paul Singh; Incorporated by reference to Exhibit 10.5 of the IPO Registration Statement.**
10.5	Primus 1995 Stock Option Plan, as amended; Incorporated by reference to Exhibit 10.5 of the 2000 10-K.
10.6	Primus 1995 Director Stock Option Plan; Incorporated by reference to Exhibit 10.7 of the IPO Registration Statement. **
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

10.19
Agreement for the Reciprocal Purchase of Capacity On the Systems of Each of the Company and Global Crossing Holdings Ltd. Effective as of May 24, 1999; Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").
10.20
Indefeasible Right of Use Agreement between Primus Telecommunications, Inc. and Qwest Communications Corporation dated December 30, 1999; Incorporated by reference to Exhibit 10.20 of the Company's 1999 10-K.
10.21	Common Stock Purchase Agreement between the Company and Pilot Network Services, Inc. dated December 28, 1999; Incorporated by reference to Exhibit 10.21 of the Company's 1999 10-K.
10.22	Warrant to purchase up to 200,000 shares of common stock of Pilot Network Services, Inc. dated December 28, 1999; Incorporated by reference to Exhibit 10.22 of the Company's 1999 10-K.
10.23	Loan Agreement between Primus Telecommunications, Inc. and NTFC Capital Corporation dated November 22, 1999; Incorporated by reference to Exhibit 10.23 of the Company's 1999 10-K.
10.24
Resale Registration Rights Agreement among the Company, certain of its subsidiaries, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Morgan Stanley & Co. Incorporated dated February 24, 2000; Incorporated by reference to Exhibit 10.24 of the Company's 1999 10-K.
10.25	Form of Loan Agreement between the Company and GE Capital Corporation; Incorporated by reference to Exhibit 10.25 of the Company's 2000 10-K.
10.26	Form of Promissory Note issued by the Company to GE Capital Corporation; Incorporated by reference to Exhibit 10.26 of the Company's 2000 10-K.
10.27	Cisco Systems Capital Corporation $50 million Letter of Commitment to the Company dated November 2000; Incorporated by reference to Exhibit 10.27 of the Company's 2000 10-K.
10.28	Form of Promissory Note issued by certain officers to the Company; Incorporated by reference to Exhibit 10.28 of the Company's 2000 10-K.
10.29	Form of Security Agreement issued by certain officers to the Company; Incorporated by reference to Exhibit 10.29 of the Company's 2000 10-K.
10.30
Customer Transfer Agreement by and between the Company and Cable & Wireless USA, Inc. dated as of September 13, 2002; Incorporated by reference to Exhibit 2.1 of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002.
21.1	Subsidiaries of the Registrant. *
23.1	Independent Auditors' Consent. *
99.1	Certification. *

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

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Paul Singh, Neil L. Hazard and Tracy R. Book, and each of them, his and her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and her and in his and her name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 2002, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his and her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ K. PAUL SINGH K. Paul Singh	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2003
/s/ NEIL L. HAZARD Neil L. Hazard	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)	March 31, 2003
/s/ JOHN F. DEPODESTA John F. DePodesta	Executive Vice President and Director	March 31, 2003
/s/ TRACY R. BOOK Tracy R. Book	Vice President and Corporate Controller (Principal Accounting Officer)	March 31, 2003

/s/ NICK EARLE Nick Earle	Director	March 31, 2003
/s/ DAVID E. HERSHBERG David E. Hershberg	Director	March 31, 2003
/s/ DOUGLAS M. KARP Douglas M. Karp	Director	March 31, 2003
/s/ PRADMAN KAUL Pradman Kaul	Director	March 31, 2003
/s/ PAUL G. PIZZANI Paul G. Pizzani	Director	March 31, 2003
/s/ JOHN PUENTE John Puente	Director	March 31, 2003

CERTIFICATIONS

        I, K. Paul Singh, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Primus Telecommunications Group, Incorporated;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ K. PAUL SINGH Name: K. Paul Singh Title: Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director

CERTIFICATIONS

        I, Neil L. Hazard, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Primus Telecommunications Group, Incorporated;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ NEIL L. HAZARD Name: Neil L. Hazard Title: Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of Primus Telecommunications Group, Incorporated

        We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), cash flows and comprehensive loss for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule on page S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primus Telecommunications Group, Incorporated and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As explained in Note 2, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

DELOITTE & TOUCHE LLP

McLean, Virginia
February 27, 2003

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2002	2001	2000
NET REVENUE	$1,024,056	$1,082,475	$1,199,422
COST OF REVENUE	668,643	767,841	861,181

GROSS MARGIN	355,413	314,634	338,241

OPERATING EXPENSES
Selling, general and administrative	254,152	303,026	330,411
Depreciation and amortization	82,239	157,596	120,695
Asset impairment write-down	22,337	526,309	—

Total operating expenses	358,728	986,931	451,106

LOSS FROM OPERATIONS	(3,315)	(672,297)	(112,865)
INTEREST EXPENSE	(68,303)	(100,700)	(132,137)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	8,486	(1,999)	(1,357)
EQUITY INVESTMENT WRITE-OFF AND LOSS	(3,225)	—	—
INTEREST INCOME AND OTHER INCOME (EXPENSE)	2,454	(17,951)	30,743

LOSS BEFORE INCOME TAXES	(63,903)	(792,947)	(215,616)
INCOME TAX BENEFIT	3,598	—	—

LOSS BEFORE EXTRAORDINARY ITEM	(60,305)	(792,947)	(215,616)
GAIN ON EARLY EXTINGUISHMENT OF DEBT (Net of $0, $5,000 and $0 in income taxes)	36,675	486,771	40,952

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(23,630)	(306,176)	(174,664)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(10,973)	—	—

NET LOSS	$(34,603)	$(306,176)	$(174,664)

NET LOSS PER COMMON SHARE:
Basic and diluted:
Loss before extraordinary item	$(0.93)	$(14.84)	$(5.43)
Gain on early extinguishment of debt, net of income taxes	0.56	9.11	1.03
Cumulative effect of a change in accounting principle	(0.17)	—	—

Net loss	$(0.54)	$(5.73)	$(4.40)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,631	53,423	39,691

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,492	$83,953
Marketable securities	—	538
Accounts receivable (net of allowance for doubtful accounts receivable of $23,406 and $22,389)	160,421	190,293
Prepaid expenses and other current assets	33,105	34,170

Total current assets	286,018	308,954
RESTRICTED CASH	11,712	4,961
PROPERTY AND EQUIPMENT—Net	330,102	375,464
GOODWILL—Net	48,963	63,385
OTHER INTANGIBLE ASSETS—Net	29,696	46,115
OTHER ASSETS	18,097	17,335

TOTAL ASSETS	$724,588	$816,214

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$99,653	$118,176
Accrued interconnection costs	98,224	105,872
Accrued expenses and other current liabilities	71,654	74,754
Accrued interest	18,027	20,746
Current portion of long-term obligations	63,231	51,996

Total current liabilities	350,789	371,544
LONG-TERM OBLIGATIONS	537,757	615,591
OTHER LIABILITIES	3,868	7,563

Total liabilities	892,414	994,698

COMMITMENTS AND CONTINGENCIES	—	—
SERIES C CONVERTIBLE PREFERRED STOCK, $0.01 par value—559,950 shares authorized, 438,853 shares issued and outstanding; liquidation preference of $32,917	32,297	—
STOCKHOLDERS' DEFICIT:
Preferred stock, Series A and B, $.01 par value—1,895,050 shares authorized; none issued and oustanding	—	—
Common stock, $.01 par value—150,000,000 shares authorized; 64,927,406 and 63,457,554 shares issued and outstanding	649	635
Additional paid-in capital	607,856	607,123
Accumulated deficit	(739,832)	(705,229)
Accumulated other comprehensive loss	(68,796)	(81,013)

Total stockholders' deficit	(200,123)	(178,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$724,588	$816,214

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit		Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE, JANUARY 1, 2000	37,101	$371	$416,433	$(224,389)	$(1,556)	$190,859
Common shares issued for business acquisitions	2,946	29	120,677	—	—	120,706
Common shares issued for 401(k) Plan	2	—	80	—	—	80
Common shares issued upon exercise of stock options	489	5	2,067	—	—	2,072
Common shares issued for employee stock purchase plan	89	1	985	—	—	986
Common shares issued upon exercise of warrants	6	—	55	—	—	55
Common shares issued for Restricted Stock Plan	3	—	24	—	—	24
Foreign currency translation adjustment	—	—	—	—	(42,170)	(42,170)
Unrealized loss on marketable securities	—	—	—	—	(14,253)	(14,253)
Net loss	—	—	—	(174,664)	—	(174,664)

BALANCE, DECEMBER 31, 2000	40,636	406	540,321	(399,053)	(57,979)	83,695
Common shares issued for business acquisitions	265	3	587	—	—	590
Common shares issued upon exercise of employee stock options, net of note receivable	229	2	(2)	—	—	—
Common shares cancelled upon rescission of employee stock options	(229)	(2)	509	—	—	507
Common shares issued for employee stock purchase plan	529	5	572	—	—	577
Common shares issued for Restricted Stock Plan	18	—	132	—	—	132
Common shares cancelled for Restricted Stock Plan	(81)	(1)	1	—	—	—
Common shares sold	2,862	30	9,971	—	—	10,001
Common shares issued for payment on capital lease liability	50	—	35	—	—	35
Common shares issued for debenture conversion	19,179	192	54,997	—	—	55,189
Foreign currency translation adjustment	—	—	—	—	(37,287)	(37,287)
Unrealized loss on marketable securities	—	—	—	—	(747)	(747)
Reclassification adjustment for loss on marketable securities included in net loss	—	—	—	—	15,000	15,000
Net loss	—	—	—	(306,176)	—	(306,176)

BALANCE, DECEMBER 31, 2001	63,458	635	607,123	(705,229)	(81,013)	(178,484)
Common shares issued upon exercise of stock options	3	—	2	—	—	2
Common shares issued for employee stock purchase plan	282	2	147	—	—	149
Common shares cancelled for Restricted Stock Plan	(16)	—	(15)	—	—	(15)
Common shares issued for payment on capital lease liability, net of issuance costs	1,200	12	599	—	—	611
Foreign currency translation adjustment	—	—	—	—	12,217	12,217
Net loss	—	—	—	(34,603)	—	(34,603)

BALANCE, DECEMBER 31, 2002	64,927	$649	$607,856	$(739,832)	$(68,796)	$(200,123)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,603)	$(306,176)	$(174,664)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	82,380	157,796	121,058
Asset impairment write-down	22,337	526,309	—
Cumulative effect of change in accounting principle	10,973	—	—
Provision for doubtful accounts receivable	28,089	40,235	17,756
Stock issuance (cancellations)—401(k) Plan and Restricted Stock Plan	(7)	132	99
Equity investment write-off and loss	3,225	—	—
Minority interest share of loss	(446)	(132)	(72)
Marketable securities write-off	—	15,000	—
Unrealized loss on trading marketable securities	—	275	—
Cost investment write-down	—	5,142	—
Deferred income taxes	(3,247)	—	—
Gain on early extinguishment of debt	(36,675)	(491,771)	(40,952)
Unrealized foreign currency transaction gain on intercompany debt	(6,181)	—	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	13,504	(9,875)	(79,707)
(Increase) decrease in prepaid expenses and other current assets	(709)	11,311	9,553
Increase in restricted cash	(6,215)	(295)	—
(Increase) decrease in other assets	342	1,618	(2,065)
Increase (decrease) in accounts payable	(21,185)	(28,622)	37,600
Decrease in accrued expenses, other current liabilities and other liabilities	(16,684)	(17,530)	(25,263)
Increase (decrease) in accrued interest payable	(797)	(12,896)	5,637
Sale of trading marketable securities	532	(872)	—

Net cash provided by (used in) operating activities	34,633	(110,351)	(131,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29,367)	(87,771)	(193,772)
Sale of restricted investments	—	—	25,933
Purchase of marketable securities	—	—	(15,000)
Deconsolidation of subsidiaries	(1,358)	—	—
Cash used for business acquisitions, net of cash acquired	(882)	(1,584)	(57,175)

Net cash used in investing activities	(31,607)	(89,355)	(240,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	9,509	15,802	350,000
Deferred financing costs	—	—	(10,265)
Purchase of the Company's debt securities	(15,043)	(99,845)	(19,168)
Principal payments on capital leases, vendor financing and other long-term obligations	(25,922)	(33,744)	(16,342)
Proceeds from sale of convertible preferred stock, net	32,297	—	—
Proceeds from sale of common stock	143	10,578	3,123

Net cash provided by (used in) financing activities	984	(107,209)	307,348

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,529	(2,944)	(8,681)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,539	(309,859)	(72,367)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,953	393,812	466,179

CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,492	$83,953	$393,812

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$66,905	$114,276	$126,623
Non-cash investing and financing activities:
Capital leases for acquisition of equipment	$263	$10,404	$12,510
Leased fiber capacity additions	$9,255	$64,288	$—
Equipment financing for acquisition of equipment	$—	$14,122	$37,338
Conversion of debentures to common stock	$—	$55,189	$—
Common stock issued for business acquisitions	$—	$590	$120,706
Common stock issued for payment on capital lease liability	$744	$35	$—
Net settlement of vendor obligations and receivables	$5,746	$—	$—
Acquisition of customer list, financed by long-term obligations	$9,907	$—	$—

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2002	2001	2000
NET LOSS	$(34,603)	$(306,176)	$(174,664)
OTHER COMPREHENSIVE INCOME (LOSS)—
Foreign currency translation adjustment	12,217	(37,287)	(42,170)
Unrealized gain (loss) on marketable securities:
Unrealized holding loss arising during period	—	(747)	(14,253)
Reclassification adjustment for loss included in net loss	—	15,000	—

COMPREHENSIVE LOSS	$(22,386)	$(329,210)	$(231,087)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

        Primus Telecommunications Group, Incorporated ("Primus" or the "Company") is a global facilities-based telecommunications services provider offering international and domestic voice, Internet and data services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan. The Company serves the demand for high-quality, competitively-priced international communications services, which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation, and the growth of data and Internet traffic.

        The Company targets customers with significant international long distance usage, including SMEs, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers. It provides services over its network, which consists of (i) 19 carrier-grade domestic and international gateway switching systems throughout Europe, North America, Australia and Japan; (ii) approximately 250 POPs within its principal service regions and other markets; and (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems.

        The Company is incorporated in the state of Delaware and operates as a holding company of wholly-owned operating subsidiaries in North America, Europe and the Asia-Pacific region.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. ("Matrix") and 51% of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), in all of which the Company has a controlling interest. Additionally, the Company has a controlling interest in Direct Internet Private Limited ("DIPL"), pursuant to a convertible loan which can be converted at any time into equity of DIPL in an amount as agreed upon between the Company and DIPL and permitted under local law. The Company owns 37% of Bekkoame Internet, Inc. ("Bekko"), and having significant influence, accounts for its results using the equity investment method. During the year ended December 31, 2002, the Company began using the equity method of accounting for two of its subsidiaries, InterNeXt S.A. ("InterNeXt") and Cards & Parts Telecom GmbH ("Cards & Parts") and its investment, Bekko. All intercompany profits, transactions and balances have been eliminated in consolidation. All other investments in affiliates are carried at cost, as the Company does not have significant influence. See Note 20—"Equity Investment Write-off and Loss."

        Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic, and also from the provision of local and cellular services. For voice and voice-over-Internet protocol ("VoIP"), net revenue is earned based on the number of minutes during a call and is recorded upon completion of a call, adjusted for allowance for doubtful accounts receivable, service credits and service adjustments. Revenue for a period is calculated from information received through the Company's network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a more timely and accurate analysis of revenue earned in a period. Separate prepaid Virtual Mobile Network Services ("VMNS") and calling card software is used to track additional information related to the cards' usage such as activation date, monthly usage amounts and expiration date. Revenues on these cards are recognized as service is provided until expiration when all unused minutes, which are no longer available to the customers, are recognized as revenue. Net revenue is also earned for the provision of data/Internet services. Data/Internet services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths. These fees are recognized as access is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. The Company records payments received in advance for prepaid VMNS and calling card services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided. Deferred revenue is reported in accrued expenses and other current liabilities. Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments.

        Cost of Revenue—Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of the Company's cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense. Such costs are recognized when incurred in connection with the provision of telecommunications services.

        Foreign Currency Transaction—Foreign currency transactions are transactions denominated in a currency other than a subsidiary's functional currency. A change in the exchange rates between a subsidiary's functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is reported by the Company as a foreign currency transaction gain (loss). The primary component of the Company's foreign currency transaction gain (loss) is due to written agreements in place with certain entities in foreign countries regarding intercompany loans. The Company anticipates repayment of these loans in the foreseeable future, and recognizes the realized and unrealized gains or losses on these transactions that result from foreign currency changes in the period in which they occur as foreign currency transaction gain (loss).

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

        Foreign Currency Translation—The assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rates in effect on the reporting date. The net effect of such translation gains and losses are reflected within accumulated other comprehensive loss in the stockholders' deficit section of the balance sheet. Income and expenses are translated at the average exchange rate during the period.

        Cash and Cash Equivalents—Cash and cash equivalents are comprised principally of amounts in money market accounts, operating accounts, certificates of deposit, and overnight repurchase agreements with original maturities of three months or less. Cash and cash equivalents are stated at cost which approximates market value.

        Marketable Securities—Marketable securities consisted of a mutual fund and equity securities. Marketable securities which are bought and held principally for the purpose of selling them in the near-term are classified as trading securities; these securities are recorded at current market value with net unrealized gains and losses included in earnings. All other marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at current market value; net unrealized gains and losses are excluded from earnings and are reported as other comprehensive income (loss) until realized. The basis of cost used in determining realized gains and losses is specific identification.

        Restricted Cash—Restricted cash consists of bank guarantees and certificates of deposit. Restricted cash is stated at cost which approximates market value.

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

        Goodwill and Other Intangible Assets—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. An impairment loss would be recognized when the assets' fair value is below their carrying value. See Note 7—"Goodwill and Other Intangible Assets."

        Impairment of Long-Lived Assets—The Company reviews intangible and other long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected future cash flows to the carrying amount of the assets. An impairment loss, equal to the difference between the assets' fair value and their carrying value, is recognized when the estimated future cash flows are less than the carrying amount.

        Deferred Financing Costs—Deferred financing costs incurred in connection with the 2000 Convertible Debentures, the October 1999 Senior Notes, the January 1999 Senior Notes, the 1998 Senior Notes, the 1997 Senior Notes, and other financing arrangements are reflected within other assets and are being amortized over the life of the respective financing arrangements. As the Company makes debt repurchases, corresponding amounts of deferred financing costs are written off in determining the gain.

        Stock-Based Compensation—At December 31, 2002, the Company had three stock-based employee compensation plans, which are described more fully in Note 14. The Company uses the intrinsic value method to account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost under the intrinsic value method is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

	For the year ended December 31,
	2002	2001	2000
Net loss, as reported (amounts in thousands)	$(34,603)	$(306,176)	$(174,664)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(1,452)	(10,334)	(12,682)

Pro forma net loss	$(36,055)	$(316,510)	$(187,346)

Basic and diluted net loss per share:
As reported	$(0.54)	$(5.73)	$(4.40)
Pro forma	$(0.56)	$(5.92)	$(4.72)

        Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include the asset impairment write-down, allowance for doubtful accounts receivable, purchase price allocations, accrued interconnection cost disputes, market assumptions used in estimating the fair values of certain assets and liabilities such as marketable securities and long-term obligations, and the assumptions used in determining the fair value of the Company's stock options for use in the pro forma disclosures required by SFAS No. 123.

        Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its larger carrier and retail business customers but generally does not require collateral to support customer receivables. The Company maintains its cash with high quality credit institutions, and its cash equivalents are in high quality securities.

        Net Loss Per Common Share—Basic loss per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible securities and contingently issuable shares. The effect of potential common stock has been excluded from the computation of diluted loss per share as the effect would be antidilutive. If the effect of potential common stock had been included, there would have been additional weighted average common shares outstanding of 1,445,044 shares, 3,388,888 shares, and 7,232,861 shares for the years ended December 31, 2002, 2001 and 2000, respectively.

  New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. The Company is in the process of assessing the impact of adopting this Interpretation, if any, on its financial position and results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to adopt the fair value based method of accounting for stock-based compensation and therefore believes SFAS No. 148 will not have a material effect on the Company's consolidated financial statements. The amended disclosure requirements have been adopted in the Notes to Consolidated Financial Statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for guarantees existing as of December 31, 2002. The Company is in the process of assessing the impact of adopting this Interpretation, if any, on its financial position and results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company will adopt the provisions of SFAS No. 145 during the three months ended March 31, 2003. For the years ended December 31, 2002, 2001 and 2000, the Company recorded after-tax extraordinary gains on the early extinguishment of debt of $36.7 million, $486.8 million and $41.0 million, respectively. Accordingly, reclassifications of these gains to income from continuing operations may be made throughout fiscal year 2003 to maintain comparability for the reported periods.

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

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its consolidated financial statements.

        In June 2001, the FASB issued two new statements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

        Effective January 1, 2002, the Company adopted SFAS No. 141 that requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets, other than goodwill, are to be amortized over their estimated useful economic life.

        SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. Effective January 1, 2002, the Company adopted SFAS No. 142 and in connection with its adoption, discontinued the amortization of goodwill and reviewed the estimated useful lives of previously recorded identifiable intangible assets, principally customer lists. Additionally, the Company recorded an impairment loss of $11.0 million related to the InterNeXt reporting unit which has been reflected as a cumulative effect of a change in accounting principle. The Company followed the two-step process prescribed in SFAS No. 142 to test its goodwill for impairment under the transitional goodwill impairment test. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The estimated fair value of the Company's assets was based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. On October 1, 2002, the Company's designated annual testing date, based on the testing performed a goodwill impairment loss was recognized in the amount of $3.8 million. See Note 7—"Goodwill and Other Intangible Assets."

        Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations.

3. ACQUISITIONS

        In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of Cable & Wireless USA, Inc. ("C&W"). In addition to assuming certain liabilities associated with the customer base, the purchase price is based on the acquired customer base revenues. The Company started acquiring the customer base during the three months ended December 31, 2002, which resulted in a customer list and corresponding liability of $9.9 million at December 31, 2002. The purchase price will be paid through a deferred payment arrangement over a two-year period up to a maximum amount of $32 million.

        The Company did not have any significant acquisitions during the twelve months ended December 31, 2001.

4. MARKETABLE SECURITIES

        In January 2002, the Company's investment in Japan, Bekko, sold its trading marketable securities for $0.5 million. The Company recorded an unrealized loss of $0.3 million related to the trading marketable securities in interest income and other income (expense) for the year ended December 31, 2001 and incurred no additional loss in 2002 and no loss in 2000. The Company had no trading marketable securities at December 31, 2002 and $0.5 million at December 31, 2001.

5. ADVERTISING

        The Company expenses advertising costs as incurred except for direct-response advertising costs, which are capitalized and amortized over the expected period of future benefits. Direct-response advertising consists primarily of direct-mail advertisements, newspaper and television advertising. These costs are amortized over the lesser of the life of the customers obtained from these efforts or twelve months following the provisioning of the customer. The types of costs capitalized as of December 31, 2002 and 2001 include external costs associated with production and design, newspaper and magazine space, telephone solicitation, television and radio airtime, and payroll and payroll-related costs for the direct-response advertising activities of employees who are directly associated with and devote time to direct-response advertising. At December 31, 2002 and 2001, capitalized advertising costs of $6.5 million and $7.6 million, respectively, were included in prepaid expenses and other current assets. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $26.7 million, $36.1 million and $43.0 million, respectively.

6. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

	December 31,
	2002	2001
Network equipment	$632,103	$622,975
Furniture and equipment	57,156	59,379
Leasehold improvements	16,733	20,628
Construction in progress	219	4,198

Subtotal	706,211	707,180
Less: Accumulated depreciation	(376,109)	(331,716)

Total property and equipment, net	$330,102	$375,464

        Depreciation and amortization expense for property and equipment including equipment under capital leases and vendor financing obligations for the years ended December 31, 2002, 2001 and 2000 was $60.4 million, $97.7 million and $67.7 million, respectively. An asset write-off of $18.1 million, which included $17.4 million of fiber cable in Europe which will no longer be used by the Company, and an asset impairment charge of $149.9 million were recorded during the years ended December 31, 2002 and 2001, respectively, and was reflected in the accumulated depreciation balance for property and equipment at December 31, 2002 and 2001.

        At December 31, 2002, the total equipment under capital lease and vendor financing obligations consisted of $138.8 million of network equipment and $0.6 million of administrative equipment, with accumulated depreciation of $63.0 million and $0.2 million, respectively. At December 31, 2001, the total equipment under capital lease and vendor financing obligations consisted of $190.2 million of network equipment and $0.3 million of administrative equipment, with accumulated depreciation of $30.8 million and $0.02 million, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

        Acquired intangible assets subject to amortization consisted of the following (in thousands):

	December 31,
	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$146,394	$(117,079)	$139,771	$(96,955)
Other	1,354	(973)	4,961	(1,662)

Total	$147,748	$(118,052)	$144,732	$(98,617)

        Amortization expense for customer lists and other intangible assets for the years ended December 31, 2002, 2001 and 2000 was $21.8 million, $35.1 million and $33.3 million, respectively. During the year ended December 31, 2002, the Company acquired $10.5 million of customer lists which have a weighted average life of three years. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007 to be approximately $16.2 million, $9.3 million, $4.0 million, $0.1 million and $0.1 million, respectively. An asset impairment charge of $0.5 million and $19.1 million was recorded in 2002 and 2001, respectively, and was reflected in the accumulated amortization balance for customer lists for the years ended December 31, 2002 and 2001.

        Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	December 31,
	2002	2001
	Net Carrying Amount	Net Carrying Amount
Goodwill	$48,963	$63,385

        Amortization expense for goodwill for the years ended December 31, 2001 and 2000 was $24.8 million and $19.7 million, respectively. An asset impairment charge of $14.7 million and $357.3 million was recorded in 2002 and 2001, respectively, and was reflected in the accumulated amortization balance for goodwill for the years ended December 31, 2002 and 2001.

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

	North America	Europe	Asia- Pacific	Total
Balance as of January 1, 2002	$41,311	$15,773	$6,301	$63,385
Cumulative effect of a change in accounting principle	—	(10,973)	—	(10,973)
Deconsolidation of a subsidiary	—	(298)	—	(298)
Disposal of iPrimus Telecommunications GmbH	—	(3,756)	—	(3,756)
Effect of change in foreign currency exchange rates	(391)	864	132	605

Balance as of December 31, 2002	$40,920	$1,610	$6,433	$48,963

        The reduction in the goodwill balance for Europe is primarily a result of the Company's SFAS No. 142 analysis. Effective January 1, 2002, the Company adopted SFAS No. 142. As a result of this adoption, the Company recorded an impairment loss of $11.0 million related to the InterNeXt reporting unit as a cumulative effect of a change in accounting principle. The estimated fair value of the Company's assets was based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. On October 1, 2002, the Company's designated annual testing date, based on the testing performed, a goodwill impairment loss was recognized in the amount of $3.8 million. See Note 2—"Summary of Significant Accounting Policies" and Note 20—"Equity Investment Write-off and Loss."

A reconciliation of net loss and loss per share reported in the Consolidated Statements of Operations to the pro forma amounts adjusted for the exclusion of goodwill amortization is presented below. For purposes of the calculation of the tax effect, the Company assumed a zero percent effective tax rate applied to the deductible goodwill based on the applicable effective tax rate for the periods presented. The pro forma results reflecting the exclusion of goodwill amortization have been prepared only to demonstrate the impact of goodwill amortization on net loss and loss per share and are for comparative purposes only.

	For the Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Reported net loss	$(34,603)	$(306,176)	$(174,664)
Add: goodwill amortization, net of income taxes	—	24,818	19,679

Adjusted net loss	(34,603)	(281,358)	(154,985)
Less: gain on early extinguishment of debt, net of income taxes	(36,675)	(486,771)	(40,952)

Adjusted loss before extraordinary item	$(71,278)	$(768,129)	$(195,937)

Reported loss per common share:
Basic and diluted:
Loss before extraordinary item	$(0.93)	$(14.84)	$(5.43)
Gain on early extinguishment of debt, net of income taxes	0.56	9.11	1.03
Cumulative effect of a change in accounting principle	(0.17)	—	—

Net loss	$(0.54)	$(5.73)	$(4.40)

Add: goodwill amortization, net of income taxes	$—	$0.46	$0.50
Adjusted loss per common share:
Basic and diluted:
Loss before extraordinary item	$(0.93)	$(14.38)	$(4.93)
Gain on early extinguishment of debt, net of income taxes	0.56	9.11	1.03
Cumulative effect of a change in accounting principle	(0.17)	—	—

Net loss	$(0.54)	$(5.27)	$(3.90)

Weighted average number of common shares outstanding	64,631	53,423	39,691

8. LONG-TERM OBLIGATIONS

        Long-term obligations consisted of the following (in thousands):

	December 31, 2002	December 31, 2001
Obligations under capital leases	$8,551	$28,754
Equipment financing	72,945	71,492
Leased fiber capacity	36,107	53,713
Accounts receivable financing facility and other	42,948	20,365
Senior notes	369,318	422,144
Convertible subordinated debentures	71,119	71,119

Subtotal	600,988	667,587
Less: Current portion of long-term obligations	(63,231)	(51,996)

Total long-term obligations	$537,757	$615,591

        Future minimum principal payments for accounts receivable financing facility and other, senior notes and convertible subordinated debentures for the years ended December 31, 2003, 2004, 2005, 2006, 2007 and thereafter are $13.3 million, $91.0 million, $25.4 million, $0.02 million, $71.1 million, and $282.5 million, respectively. For future minimum principal payments for obligations under capital leases, equipment financing and leased fiber capacity, see Note 11—"Commitments and Contingencies."

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

        In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 ("October 1999 Senior Notes"). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that had been previously purchased by the Company in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2000.

        In January 1999, the Company completed the sale of $200 million aggregate principal amount of 11 1/4% senior notes due 2009 ("January 1999 Senior Notes") with semi-annual interest payments due on January 15th and July 15th. The January 1999 Senior Notes are due January 15, 2009 with early redemption at the option of the Company at any time after January 15, 2004. In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of the Company's 11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture. During the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June, November and December 2002, the Company retired all of the January 1999 Senior Notes that had been previously purchased by the Company in the principal amount of $129.1 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2000.

        On May 19, 1998, the Company completed the sale of $150 million 9 7/8% senior notes due 2008 ("1998 Senior Notes") with semi-annual interest payments due on May 15th and November 15th. The 1998 Senior Notes are due May 15, 2008 with early redemption at the option of the Company at any time after May 15, 2003. During the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June, October and December 2002, the Company retired all of the 1998 Senior Notes that had been previously purchased by the Company in the principal amount of $99.8 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2000.

        On August 4, 1997, the Company completed the sale of $225 million 11 3/4% senior notes due 2004 ("1997 Senior Notes") and warrants to purchase 392,654 shares of the Company's common stock, with semi-annual interest payments due on February 1st and August 1st. The 1997 Senior Notes are due August 1, 2004 with early redemption at the option of the Company at any time after August 1, 2001, at a premium to par value. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and November 2002, the Company retired $47.2 million in principal amount of the 1997 Senior Notes that had been previously purchased by the Company. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2000. See Note 22—"Subsequent Events."

        The following table shows the changes in the balances of the Company's senior notes and debentures for the years ended December 31, 2002 and 2001. The senior notes purchased by the

Company that have not been cancelled are held as treasury bonds and are recorded as a reduction of long-term obligations.

For the Year Ended December 31, 2002
	Balance at December 31, 2001	Principal Purchases	Conversion to Common Stock	Warrant Amortization and Write-off	Balance at December 31, 2002	Value of Shares Issued and Cash Paid for Purchase of Principal
2000 5 3/4% Convertible Debentures due 2007	$71,119,000	$—	$—	$—	$71,119,000	$—
October 1999 12 3/4% Senior Notes due 2009	126,680,000	(11,000,000)	—	—	115,680,000	1,485,000
January 1999 11 1/4% Senior Notes due 2009	139,587,000	(23,167,000)	—	—	116,420,000	3,782,045
1998 9 7/8% Senior Notes due 2008	69,020,000	(18,800,000)	—	—	50,220,000	9,776,000
1997 11 3/4% Senior Notes due 2004	86,857,345	—	—	140,382	86,997,727	—

Total	$493,263,345	$(52,967,000)	$—	$140,382	$440,436,727	$15,043,045

For the Year Ended December 31, 2001
	Balance at December 31, 2000	Principal Purchases	Conversion to Common Stock	Warrant Amortization and Write-off	Balance at December 31, 2001	Value of Shares Issued and Cash Paid for Purchase of Principal
2000 5 3/4% Convertible Debentures due 2007	$296,610,000	$(33,027,000)	$(192,464,000)	$—	$71,119,000	$65,147,343
October 1999 12 3/4% Senior Notes due 2009	239,350,000	(112,670,000)	—	—	126,680,000	25,806,250
January 1999 11 1/4% Senior Notes due 2009	245,467,000	(105,880,000)	—	—	139,587,000	24,032,724
1998 9 7/8% Senior Notes due 2008	150,000,000	(80,980,000)	—	—	69,020,000	18,694,158
1997 11 3/4% Senior Notes due 2004	177,622,321	(91,700,000)	—	935,024	86,857,345	21,353,812

Total	$1,109,049,321	$(424,257,000)	$(192,464,000)	$935,024	$493,263,345	$155,034,287

Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

        In December 1999, the Company agreed to purchase $23.2 million of fiber capacity from Qwest Communications which provides the Company with an asynchronous transfer mode ("ATM") + Internet protocol ("IP") based international broadband backbone. The backbone is comprised of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas. In March 2000, the Company agreed to purchase an additional $20.8 million of fiber capacity. As of June 30, 2001, the Company had fulfilled the total purchase obligation. As of December 31, 2001, the Company had made cash payments of $27.1 million. In June 2002, the Company settled its outstanding payment obligation of $16.4 million with Qwest for $10 million in cash. $5 million was paid in June 2002. $5 million remained payable as of December 31, 2002, of which $3 million is due June 2003, and $2 million is due September 2003. The Company recorded this transaction in accordance with FASB Interpretations ("FIN") No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the

Lease," and accordingly, the transaction resulted in a reduction of property and equipment of $7.2 million during the three months ended June 30, 2002.

        During the three months ended September 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited ("SCCL"). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term, which added two years to the original three-year term, and continues to bear interest at 6.0% above LIBOR (7.38% at December 31, 2002). The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company had purchased $9.3 million under the agreement as of December 31, 2002, and is scheduled to receive delivery of all capacity by May 2003. At December 31, 2002 and December 31, 2001, the Company had a liability recorded under this agreement in the amount of $18.4 million and $11.6 million, respectively.

        In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $28.9 million (51.1 million Australian dollars ("AUD")) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. At December 31, 2002, the Company had a liability recorded in the amount of $17.2 million (30.4 million AUD), which reflects a promissory note payable over a four-year term bearing interest at a rate of 14.31%.

        During the year ended December 31, 2000, Cisco Systems Capital Corporation ("Cisco") provided the Company with $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. In March 2002, the Company settled its outstanding equipment lease obligations of $15.3 million with Cisco for $6.5 million in cash and 1,200,000 shares of the Company's common stock. $5.0 million was paid in March 2002. $1.5 million remains payable and is due April 2, 2003. The Company recorded this transaction in accordance with FIN No. 26 and accordingly, this transaction resulted in a reduction of property and equipment of $8.0 million during the three months ended March 31, 2002.

        During the years ended December 31, 2000 and 1999, NTFC Capital Corporation provided the Company with $15.0 million and $30.0 million, respectively, in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2002 and 2001, $45.0 million was utilized by the Company and recorded as a liability. Borrowings under this credit facility are payable over a four-year term starting December 31, 2002 at an interest rate of 8.0%. See Note 22—"Subsequent Events."

        During the year ended December 31, 1999, Ericsson Financing Plc ("Ericsson") provided the Company with $34.2 million (21.3 million British pounds) in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2002 and 2001, $19.4 million (12.1 million British pounds) was utilized under this facility. Borrowings under this credit facility accrue interest at rates equal to LIBOR of the relevant currency plus 5.8% (9.79% at December 31, 2002) for 50% of the capital and at 3.8% above LIBOR (7.79% at December 31, 2002) for the other 50%, and are payable over a five-year term. The Company had liabilities recorded at December 31, 2002 and 2001 of $15.2 million and $13.8 million, respectively. During the three months ended December 31, 2001, the Company renegotiated payment terms with Ericsson. Under the new terms, the principal of the borrowings is to be deferred until May 15, 2003. Interest until commencement of repayment will be accrued at 3.8% above LIBOR per annum for 50% of the capital and at 1.8% above LIBOR for the other 50%. All obligations under this credit facility will be fulfilled by February 15, 2006.

        During the year ended December 31, 2000, General Electric Capital Corporation provided the Company with $20.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. At December 31, 2002 and 2001, $12.7 million was utilized under this facility by the Company and recorded as a liability. Borrowings under this credit facility are payable over a four-year term starting December 31, 2002 at an interest rate of 8.0%. See Note 22—"Subsequent Events."

        During the three months ended June 30, 2002, the Company entered into a settlement agreement with a vendor who filed for bankruptcy protection in the United States in January 2002. In October 2002, this settlement agreement was approved by the United States Bankruptcy Court. The settlement resulted in the netting of various payables and receivables including $4.8 million in leased fiber capacity owed by the Company. This settlement resulted in a reduction of property and equipment of $3.5 million in accordance with FIN No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease."

  Other

        In March 2002, the Company consummated a transaction financing accounts receivable of a certain wholly-owned subsidiary, with Textron Financial Inc. The Company pledged $15.5 million as collateral as of December 31, 2002, and recorded a liability of $14.9 million which is included in current portion of long-term obligations as the financing is payable on demand. This financing will terminate in March 2005 and bears fees at a rate of Bloomberg BBSWIB rate plus 5.75% per annum (10.6% at December 31, 2002), plus an additional $150,000 per annum. In July 2001, the Company consummated a transaction financing accounts receivable of its wholly-owned Canadian subsidiary, Primus Canada, with Textron Financial Canada Limited, an affiliate of Textron Financial Inc. The Company pledged $15.3 million and $17.4 million of its accounts receivable as collateral as of December 31, 2002 and 2001, respectively, and recorded a liability of $10.4 million and $12.4 million, respectively, which is included in current portion of long-term obligations as the financing is payable on demand. This financing will terminate in March 2005 and bears fees at a rate of Canada Prime Rate plus 3.25% (7.75% at December 31, 2002), plus an additional $285,370 (450,000 Canadian dollars) per annum. These transactions with Textron Financial Inc. collectively permit borrowings of up to $29.8 million, depending on the level of customer receivables. See Note 22—"Subsequent Events."

        In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of C&W. In addition to assuming certain liabilities associated with the customer base, the purchase price is based on the acquired customer base revenues. The Company started acquiring the customer base during the three months ended December 31, 2002, which resulted in a customer list and corresponding liability of $9.9 million at December 31, 2002. The purchase price will be paid through a deferred payment arrangement over a two-year period up to a maximum amount of $32 million.

9. INCOME TAXES

        The total (benefit) provision for income tax for the years ended December 31, 2002, 2001, and 2000 is as follows (in thousands):

		2002	2001	2000
Current:	Federal	$(1,506)	$5,000	$—
	State	—	—	—
	Foreign	1,155	—	—

		(351)	5,000
Deferred:	Federal	—	—	—
	State	—	—	—
	Foreign	(3,247)	—	—

		(3,247)	—	—
Total Tax (Benefit) Provision		$(3,598)	$5,000	$—

        On March 9, 2002, the Job Creation and Workers Assistance Act of 2002 was signed into Law. The new law suspends the 90% limitation of net operating loss carryforward (NOL) for alternative minimum taxes (AMT). In accordance with SFAS No. 109, "Accounting for Income Taxes," any changes in tax laws or rates should be reflected in the year of enactment. Accordingly in the first quarter of 2002, the $5 million tax provision recorded for the alternative minimum taxes at December 31, 2001 and the AMT credit carryforward were reversed.

        The (benefit) provision for income taxes differed from the amount computed by applying the federal statutory income tax rate to loss before income taxes, extraordinary items, and cumulative effect of a change in accounting principle due to the following (in thousands):

	For the Year Ended December 31,
	2002	2001	2000
Tax benefit at federal statutory rate	$(12,988)	$(104,100)	$(59,386)
State income tax, net of federal benefit	(723)	—	(3,700)
Effect of rate differences outside the United States	(6,005)	14,628	251
Nondeductible Items	—	30,000	—
Increase in valuation allowance	20,313	63,368	61,293
Goodwill amortization	—	1,791	2,703
Reversal of AMT credit carryforward	(5,000)	—	—
Other	805	(687)	(1,161)

Income taxes	$(3,598)	$5,000	$—

        The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets (non-current):
Accrued expenses	$—	$—
Net operating loss carryforwards	104,515	91,330
Bad debt reserve	5,951	1,913
Basis difference in intangibles	19,222	15,389
Basis difference in fixed assets	—	3,192
Basis difference in fixed assets-impairment	168,080	137,119
AMT credit carryforward	—	5,000
Foreign tax credit	3,494	—
Other	—	1,202
Valuation allowance	(245,950)	(225,637)

	55,312	29,508

Deferred tax liabilities (current):
Other	(4,566)	2,754
Depreciation	(47,482)	26,754

	52,048	29,508

Net deferred taxes	$3,264	$—

        At December 31, 2002, the Company had United States operating loss carryforwards of $113 million available to reduce future United States taxable income which expire in 2022.

        As of December 31, 2002, the Company had foreign operating loss carryforwards of approximately $175.6 million that expire at various times and some of which carryforward without expiration.

        No provision was made in 2002 for United States income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, marketable securities and accounts payable approximate fair value due to relatively short period to maturity. The estimated fair value of the Company's 2000 Convertible Debentures, 1999, 1998 and 1997 Senior Notes (carrying value of $440 million and $493 million, at December 31, 2002 and 2001, respectively), based on quoted market prices, was $226 million and $80 million, respectively, at December 31, 2002 and 2001.

11. COMMITMENTS AND CONTINGENCIES

        Future minimum lease payments under capital lease and vendor financing obligations ("Equipment Financing") and non-cancelable operating leases as of December 31, 2002 are as follows (in thousands):

Year Ending December 31,	Equipment Financing	Operating Leases
2003	$34,807	$12,831
2004	41,693	9,802
2005	38,314	7,000
2006	24,391	4,623
2007	1,288	3,571
Thereafter	—	3,059

Total minimum lease payments	140,493	40,886
Less: Amount representing interest	(22,890)	—

	$117,603	$40,886

        Rent expense under operating leases was $15.8 million, $18.9 million and $16.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of C&W. In addition to assuming certain liabilities associated with the customer base, the purchase price is based on the acquired customer base revenues. The Company started acquiring the customer base during the three months ended December 31, 2002, which resulted in a customer list and corresponding liability of $9.9 million at December 31, 2002. The purchase price will be paid through a deferred payment arrangement over a two-year period up to a maximum amount of $32 million.

        During the three months ended December 31, 2001, the Company agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under an IRU Agreement. The Company had purchased $9.3 million under the agreement as of December 31, 2002, and is scheduled to receive delivery of all capacity by May 2003.

        In March 1999, the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the "LTN Companies"). In April 2001, the LTN Companies received a federal notice and a provincial notice of income tax assessment disputing certain deductions from taxable income made by the LTN Companies prior to the Company's acquisition, in the amount of $8.0 million (12.5 million Canadian dollars), plus penalties and interest of $4.1 million (6.5 million Canadian dollars). The Company is disputing the entire assessment. The Company has recorded an accrual for the amounts that management estimates to be the probable loss. The Company's ultimate legal and financial liability with respect to these proceedings cannot be estimated with certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company's financial results.

        On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A. ("Plaintiff"), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is currently the Company's subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000, and discovery has commenced. A trial date has not yet been set. The Company has recorded an accrual for the amounts that management estimates to be the probable loss. The Company's ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company's financial results. The Company intends to defend the case vigorously. Management believes that this suit will not have a material adverse effect on its financial results.

        The Company and certain of its executive officers have been named as defendants in two separate securities lawsuits brought by stockholders ("Plaintiffs") of Tutornet.com, Inc. ("Tutornet") in the United States District Courts in Virginia and New Jersey. The plaintiffs sued Tutornet and several of its officers (collectively, the "Non-Primus Defendants") for an undisclosed amount alleging fraud in the sale of Tutornet securities. The plaintiffs also named the Company and several of its executive officers (the "Primus Defendants") as co-defendants. Neither the Company nor any of its subsidiaries/affiliates owns, or has ever owned, any interest in Tutornet. In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs against the Non-Primus Defendants only. The Non-Primus Defendants have filed post-trial motions seeking to reverse or reduce the jury's award, and the plaintiffs have sought a new trial involving the Primus Defendants. The judge has not yet ruled on these motions. The Company does not believe there is any merit to the motion for a new trial involving the Primus Defendants. The New Jersey case was filed on September 24, 2002 and includes claims against the Primus Defendants. The Primus Defendants have moved to dismiss, and the case has been stayed pending further decision by the court in the Virginia case on Plaintiff's motion for a new trial. In both cases, the Company intends to vigorously defend against these actions and believes that the plaintiffs' claims are without merit. However, the Company's ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time and there is no entity insurance coverage for these claims. Accordingly, an adverse result for the full amount sought or some percentage thereof could have a material adverse effect on the Company's financial results.

        The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any aggregate liability that may ultimately result from the resolution of these matters will not have a material adverse effect on its financial results.

12. CONVERTIBLE PREFERRED STOCK

        In December 2002, the Company signed an agreement to sell 559,950 newly-authorized shares of its Series C Convertible Preferred Stock (the "Series C Preferred") for an aggregate purchase price of $42 million. On December 31, 2002, the Company issued 438,853 shares of Series C Preferred stock for approximately $32.3 million, net of $0.6 million of offering costs. At a special meeting of its stockholders, the Company's stockholders will vote on whether to approve the issuance of the remaining 121,097 shares of Series C Preferred stock for approximately $9 million in cash.

        Each Series C Preferred share is convertible into common stock at any time. All shares are mandatorily convertible if (i) two-thirds of the holders elect to convert or (ii) the average closing price of the Company's common stock for any period of 20 consecutive trading days exceeds three times the conversion price. As of December 31, 2002, each share was convertible into forty shares of common stock at a conversion price of $1.875 per share. The preferred-to-common stock conversion ratio and the conversion price are subject to certain anti-dilution adjustments.

        Each Series C Preferred share is entitled to a performance adjustment, calculated at a rate of 8% per annum on the share issue price. The performance adjustment may be paid, at the Company's option, either as an adjustment to the conversion ratio or in cash. The performance adjustment may be extinguished upon the Company's achievement of certain performance targets. In February 2003, the Company achieved one of its performance targets, thereby removing the performance adjustment on a prospective basis. See Note 22—"Subsequent Events."

        Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder is entitled to receive a liquidation preference. Unless otherwise determined by the vote of at least two-thirds of the holders, a liquidation includes a merger, reorganization, sale or other transaction that (i) results in the transfer of 50% or more of the outstanding voting securities or power of the Company; (ii) results in the holders of a majority of the Company's outstanding voting securities or voting power immediately prior to the transaction holding less than a majority of the outstanding voting securities or voting power of the surviving entity; (iii) results in the sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation) in one or a series of related transactions, of all or substantially all of the Company's assets; or (iv) results in a person or group becoming a beneficial owner of more than 50% of total voting power of the then-outstanding voting capital stock of the Company. The liquidation preference is equal to the then applicable effective conversion price multiplied by the number of shares of common stock into which each Series C Preferred share is convertible, plus an amount representing a 15% internal rate of return (the "dividend"). The Company has not accreted the dividend as a liquidating event as it is not considered probable.

        Each Series C Preferred share has voting rights equal to an equivalent number of shares of common stock into which it is convertible. The Company must obtain approval from the majority of holders of Preferred Stock, in order to (a) alter the Articles of Incorporation or By-laws, (b) issue capital stock, (c) declare or distribute a dividend on common stock or Preferred Stock, or (d) enter into a sale of liquidation event. So long as holders of the Series C Preferred maintain at least ten percent of the total outstanding voting securities or voting power, the Company must obtain approval from the majority of the holders of the Series C Preferred to conduct certain matters including, but not limited to, issuance of additional shares (or class of shares), entering into a sale, merger, consolidation or liquidation event and the assumption of significant liabilities. In addition, the holders are entitled to elect one member to the Company's Board of Directors. If ownership drops below ten percent, but remains above five percent, the holders will retain certain of the aforementioned approval rights; however these rights will be reduced. In addition, the holders will be entitled to appoint one observer, rather than member, to the Company's Board of Directors, as long as their ownership is greater than 10% of the outstanding common stock.

13. STOCKHOLDERS' EQUITY

        During the year ended December 31, 2000, Cisco provided the Company with $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. In March 2002, the Company settled its outstanding equipment lease obligations of $15.3 million with Cisco for $6.5 million in cash and 1,200,000 shares of the Company's common stock. $5.0 million was paid in March 2002. $1.5 million remains payable and is due April 2, 2003. The Company recorded this transaction in accordance with FIN No. 26 and accordingly, this transaction resulted in a reduction of property and equipment of $8.0 million during the three months ended March 31, 2002.

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

        During the years ended December 31, 2001 and 2000, the Company issued 265,287 shares and 2,946,238 shares, respectively, of the Company's common stock as consideration of the purchase price for the various acquisitions. No shares were issued during the year ended December 31, 2002.

14. STOCK-BASED COMPENSATION

        In December 1998, the Company established the 1998 Restricted Stock Plan (the "Restricted Plan") to facilitate the grant of restricted stock to selected individuals who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. During the years ended December 31, 2001 and 2000, the Company issued 17,643 shares and 3,000 shares, respectively, of restricted stock under the Restricted Plan at fair value to certain eligible agents. These restricted shares vest ratably on the issue date, first anniversary and second anniversary of the issue date based on a continued relationship. Compensation expense related to the award was approximately $0.1 million and $24,000 for the years ended December 31, 2001 and 2000, respectively. The Company did not issue any restricted stock under the Restricted Plan for the year ended December 31, 2002. During the year ended December 31, 2002 and 2001, the Company cancelled 15,280 shares and 80,500 shares of restricted stock due to the termination of certain employees and agents, respectively. In conjunction with the cancellation during 2001, promissory notes of approximately $0.6 million, securing payment for the restricted shares, were forgiven.

        The Company sponsors an Employee Stock Option Plan (the "Employee Plan"). The total number of shares of common stock authorized for issuance under the Employee Plan is 9,000,000. Under the Employee Plan, awards may be granted to key employees of the Company and its subsidiaries in the form of Incentive Stock Options or Nonqualified Stock Options. The Employee Plan allows the granting of options at an exercise price of not less than 100% of the stock's fair value at the date of grant. The options vest over a period of up to three years, and no option will be exercisable more than ten years from the date it is granted. In May 2002, the Company offered employees the opportunity to exchange all outstanding stock options with exercise prices per share greater than $2.00 for replacement options to purchase shares of the Company's common stock at the closing price of the Company's common stock on the date that was six months and one day after the expiration date of the offer. Under the offer, 3,266,977 shares of the Company's common stock were cancelled, and 3,233,827 shares of the Company's common stock were reissued six months and one day after. The difference in the number of the cancelled and reissued shares is due to termination of employees during the six-month period.

        The Company sponsors a Director Stock Option Plan (the "Director Plan") for non-employee directors. Under the Director Plan, an option is granted to each qualifying non-employee director to purchase 45,000 shares of common stock, which vests over a two-year period. The option price per share is the fair market value of a share of common stock on the date the option is granted. No option will be exercisable more than five years from the date of grant. An aggregate of 600,000 shares of common stock was reserved for issuance under the Director Plan.

        A summary of stock option activity during the three years ended December 31, 2002 is as follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—Beginning of year	6,489,588	$9.14	5,002,405	$15.90	3,883,359	$12.07
Granted	3,416,994	$1.60	4,171,942	$1.63	2,465,845	$21.25
Exercised	(2,750)	$1.68	—	$—	(488,822)	$5.29
Forfeitures	(4,038,390)	$13.04	(2,684,759)	$10.02	(857,977)	$19.90

Outstanding—end of year	5,865,442	$2.10	6,489,588	$9.16	5,002,405	$15.90

Eligible for exercise—end of year	1,283,887	$3.75	1,946,078	$16.14	2,063,123	$11.20

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Outstanding Price	Total Exercisable	Weighted Average Exercise Price
$0.54 to $0.75	262,999	8.17	$0.67	59,711	$0.70
$0.90	1,711,281	8.26	$0.90	873,447	$0.90
$1.33	36,000	9.85	$1.33	—	$—
$1.65	3,225,660	9.97	$1.65	—	$—
$1.93 to $2.38	406,472	8.00	$2.28	167,452	$2.22
$4.16	45,000	3.10	$4.16	30,000	$4.16
$12.31 to $17.44	76,282	5.89	$13.93	67,126	$14.15
$27.00 to $33.38	101,748	5.05	$29.83	86,151	$29.42

	5,865,442			1,283,887

        The weighted average fair value at date of grant for options granted during 2002, 2001 and 2000 was $0.88, $0.83 and $9.54 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Expected dividend yield	0%	0%	0%
Expected stock price volatility	97%	162%	109%
Risk-free interest rate	2.4%	4.0%	5.0%
Expected option term	4 years	4 years	4 years

15. EMPLOYEE BENEFIT PLANS

        The Company sponsors a 401(k) employee benefit plan (the "401(k) Plan") that covers substantially all United States based employees. Employees may contribute amounts to the 401(k) Plan not to exceed statutory limitations. The 401(k) plan provides an employer matching contribution in the Company's common stock or cash of 50% of the first 6% of employee annual salary contributions. Through December 31, 2002, the employees received the employer match in common stock of the

Company which is subject to three-year cliff vesting. In 2002, 2001 and 2000, the Company contributed common stock valued at $313,000, $533,000 and $587,000, respectively. A portion of these contributions were given in the form of cash for the open market purchase of the Company's common stock.

        Effective January 1, 1998, the Company adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to contribute up to 15% of their compensation to purchase the Company's common stock at 85% of the fair market value. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the ESPP. During the years ended December 31, 2002, 2001 and 2000, the Company issued 282,382 shares, 528,243 shares and 87,942 shares under the ESPP, respectively.

16. RELATED PARTIES

        In June 1999, the Company contracted with a vendor to provide one satellite earth station in Australia and to provide, operate and maintain a satellite link between the Company's router in Los Angeles, California and the earth station, as well as to monitor a satellite earth station in London. A Director of the Company is the Chairman and a stockholder of the vendor providing such services. The Company paid the vendor approximately $100,000 in 2000 and incurred monthly charges of $148,000 in 2001 and $150,000 in 2002 until the contract was terminated in June 2002. A termination fee of $357,500 was paid during the year ended December 31, 2002.

        At December 31, 2002 and 2001, the Company has three notes receivable with balances totaling $1.0 million from three officers of the Company. These notes arose during the year ended December 31, 2000 and were in connection with a loan from the Company to each of these officers for the exercise of options which were about to expire. The notes bear interest at the rate of 6% per annum and are payable in full five years from the date of agreement. The transactions were conducted at arm's length. These notes receivable are secured by shares of the Company's common stock acquired upon exercise of such options and are full recourse notes. The portion of the notes related to the issuance of stock is reflected as a reduction of stockholders' deficit. In February 2002, the Company entered into a retention agreement with each of these officers which provided that the personal recourse feature of the notes would be removed if such officer remained employed with the Company through May 1, 2003. The shares of the Company's common stock acquired upon exercise of the officer's options will continue to be held by the Company as collateral for the note.

17. OPERATING SEGMENT AND RELATED INFORMATION

        The Company has three reportable operating segments based on management's organization of the enterprise into geographic areas—North America, Europe and Asia-Pacific. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and operating income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by reportable segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Operations and assets of the North America segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes.

        Summary information with respect to the Company's segments is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net Revenue
North America
United States	$212,399	$271,588	$343,027
Canada	163,428	172,647	179,372
Other	5,742	8,876	10,628

Total North America	381,569	453,111	533,027

Europe
United Kingdom	139,480	141,297	159,683
Germany	63,767	99,189	98,053
Netherlands	79,467	42,824	32,882
Other	80,955	73,737	68,368

Total Europe	363,669	357,047	358,986

Asia-Pacific
Australia	259,459	248,173	283,311
Other	19,359	24,144	24,098

Total Asia-Pacific	278,818	272,317	307,409

Total	$1,024,056	$1,082,475	$1,199,422

Operating Income (Loss)
North America	$(7,326)	$(411,135)	$(59,064)
Europe	(18,397)	(202,406)	(40,313)
Asia-Pacific	22,408	(58,756)	(13,488)

Total	$(3,315)	$(672,297)	$(112,865)

Capital Expenditures
North America	$9,193	$40,023	$85,952
Europe	5,268	17,496	53,244
Asia-Pacific	14,906	30,252	54,576

Total	$29,367	$87,771	$193,772

        The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	December 31,
	2002	2001
Assets
North America
United States	$215,006	$264,149
Canada	108,247	112,483
Other	7,125	10,379

Total North America	330,378	387,011

Europe
United Kingdom	72,178	113,543
Germany	25,410	62,892
Netherlands	29,586	7,680
Other	60,326	51,678

Total Europe	187,500	235,793

Asia-Pacific
Australia	179,195	158,902
Other	27,515	34,508

Total Asia-Pacific	206,710	193,410

Total	$724,588	$816,214

        The Company offers three main products—voice, data/Internet and VoIP in all three segments. Summary net revenue information with respect to the Company's products is as follows (in thousands):

	For the Year Ended December 31,
	2002	2001	2000
Voice	$854,840	$930,635	$1,077,728
Data/Internet	111,416	112,836	99,696
VoIP	57,800	39,004	21,998

Total	$1,024,056	$1,082,475	$1,199,422

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2002 and 2001:

	For the quarter ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands)
Net revenue	$244,667	$251,244	$260,533	$267,612
Gross margin	$83,109	$85,340	$89,751	$97,213
Loss before extraordinary item	$(6,497)	$(11,574)	$(14,369)	$(27,865)
Cumulative effect on a change in accounting principle	$(10,973)	$—	$—	$—
Net income (loss)	$9,781	$(11,574)	$(14,369)	$(18,441)
Basic and diluted net income (loss) per share:
Loss before extraordinary item	$(0.10)	$(0.18)	$(0.22)	$(0.43)
Net income (loss)	$0.15	$(0.18)	$(0.22)	$(0.28)

	For the quarter ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands)
Net revenue	$280,005	$271,083	$272,244	$259,143
Gross margin	$71,643	$76,020	$77,217	$89,754
Loss before extraordinary item	$(92,397)	$(69,557)	$(52,547)	$(578,446)
Net income (loss)	$13,698	$116,105	$46,143	$(482,122)
Basic and diluted net income (loss) per share:
Loss before extraordinary item	$(1.84)	$(1.33)	$(1.00)	$(9.93)
Net income (loss)	$0.27	$2.21	$0.88	$(8.28)

        Due to the adoption of SFAS No. 142 during the year ended December 31, 2002, the Company retroactively restated the first quarter and third quarter results.

19.    ASSET IMPAIRMENT

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

        During the year ended December 31, 2002, the Company recognized $22.3 million, or $0.35 per share, of additional specific write-offs which included $17.4 million of fiber cable in Europe which will no longer be used by the Company, and the goodwill of its German Internet subsidiary, iPrimus Telecommunications GmbH of $3.8 million due to the Company's annual impairment test performed on October 1, 2002.

        The following table outlines the Company's asset impairment write-down by segment (in thousands):

	For the year ended December 31,
	2002	2001
North America
United States	$150	$230,661
Canada	—	84,717
Other	—	—

Total North America	150	315,378

Europe
United Kingdom	17,762	103,683
Germany	4,198	13,549
Other	34	40,427

Total Europe	21,994	157,659

Asia-Pacific
Australia	—	43,437
Other	193	9,835

Total Asia-Pacific	193	53,272

Total	$22,337	$526,309

20. EQUITY INVESTMENT WRITE-OFF AND LOSS

      On July 1, 2002, InterNeXt, the Company's data/Internet subsidiary in France, filed for insolvency administration. As a result of this filing, the Company no longer maintains the ability to control the operations of InterNeXt. Accordingly, the Company began accounting for the investment in InterNeXt, effective July 1, 2002, using the equity method of accounting in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company believes the equity method is appropriate given their ability to exercise significant influence over the operating and financial policies of InterNeXt. During the three months ended September 30, 2002, the Company did not believe that it would be able to recover the carrying amount of its equity investment in InterNeXt based on the latest insolvency administration proceedings. In accordance with APB No. 18, the Company believed the loss in value of the equity investment to be other than temporary and correspondingly wrote-off the investment of $0.3 million.

        On October 1, 2002, the Company transferred shares of its German mobile accessories business, Cards & Parts, to the minority stockholders of that business, which reduced the Company's ownership interest to 49%. As a result, the Company no longer maintains the ability to control the operations of Cards & Parts. Accordingly, the Company began accounting for the investment in Cards & Parts, effective October 1, 2002, using the equity method of accounting in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company believes the equity method is appropriate given its ability to exercise significant influence over the operating and financial policies of Cards & Parts. On October 4, 2002, Cards & Parts filed for insolvency administration. During the three months ended December 31, 2002, the Company did not believe that it would be able to recover the carrying amount of its equity investment in Cards & Parts based on the latest insolvency administration proceedings. In accordance with APB No. 18, the Company believed the loss in value of the equity investment to be other than temporary and correspondingly wrote-off the investment of $2.8 million.

        As of October 1, 2002, the Company amended its contractual agreements to give up its right to control the Board of Directors and the operations of Bekko, its data/Internet investment in Japan. As a result, the Company deconsolidated Bekko in October 2002 and recorded an equity investment. During the three months ended December 31, 2002, the Company recorded a loss of $0.1 million in value of its equity investment in Bekko.

21. GAIN ON EARLY EXTINGUISHMENT OF DEBT

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

        In November 2002, the Company made open market purchases of $20.5 million principal amount of high yield debt securities for which it paid $10.7 million in cash. In particular, the following high yield debt securities were purchased: $1.7 million principal amount of the January 1999 Senior Notes and $18.8 million principal amount of the 1998 Senior Notes. These transactions resulted in an extraordinary gain of $9.4 million, or $0.15 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

        The above senior notes purchased by the Company have been cancelled as of December 31, 2002.

22. SUBSEQUENT EVENTS

        In January 2003, the Company made an open market purchase of $43.7 million principal amount of the 1997 Senior Notes. This transaction will result in a gain of $6.7 million during the three months ending March 31, 2003. In February 2003, the Company retired the entire principal amount of $43.7 million repurchased in January.

        In January 2003, the Company continued to transition customers from C&W, which resulted in additions to the customer list and the corresponding liability of $4.7 million. The purchase price will be paid through a deferred payment arrangement over a two-year period up to a maximum of $32 million.

        In February 2003, the 8% performance adjustment feature of the Series C Convertible Preferred stock, which was payable in cash or stock at the Company's option, has been extinguished prospectively as the Company achieved one of the performance milestones.

        The Company is party to a number of secured loans that were arranged under a facility to fund the purchase of telecommunications equipment (the "Equipment Facility"). On February 27, 2003, the lenders under the Equipment Facility, NTFC Capital Corporation and General Electric Capital Corporation, signed an agreement with the Company in February 2003 to amend the terms of the Equipment Facility to, among other things, defer principal payments otherwise due during the period from January 2002 through June 2003, and decrease the interest rates to 8.0% from a range between 9.72% to 11.56%. The amended terms have been reflected in the consolidated financial statements and notes for the year ended December 31, 2002. As of December 31, 2002, the Company had outstanding borrowings of $57.7 million under the Equipment Facility.

SCHEDULE II

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

        Activity in the Company's allowance accounts for the years ended December 31, 2002, 2001 and 2000 was as follows (in thousands):

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other(1)	Balance at End of Period
2000	$36,453	$17,756	$(23,713)	$3,968	$34,464
2001	$34,464	$40,235	$(52,310)	$—	$22,389
2002	$22,389	$28,089	$(27,072)	$—	$23,406

	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2000	$128,622	$53,841	$—	$—	$182,463
2001	$182,463	$43,174	$—	$—	$225,637
2002	$225,637	$20,313	$—	$—	$245,950

(1)
Other additions represent the allowances for doubtful accounts receivable, which were recorded in connection with business acquisitions.

S-1

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
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