Form 10-Q
period 2003-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2003-05-14
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

(703) 902-2800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2003
Common Stock $.01 par value	65,134,743

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002

NET REVENUE	$300,443	$244,667
COST OF REVENUE	190,023	161,558

GROSS MARGIN	110,420	83,109

OPERATING EXPENSES
Selling, general and administrative	77,625	61,979
Depreciation and amortization	20,335	20,182
Asset impairment write-down	537	—

Total operating expenses	98,497	82,161

INCOME FROM OPERATIONS	11,923	948

INTEREST EXPENSE	(15,377)	(17,693)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	6,653	27,251
INTEREST AND OTHER INCOME	282	133
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	10,053	(553)

INCOME BEFORE INCOME TAXES	13,534	10,086
INCOME TAX BENEFIT (EXPENSE)	(2,333)	10,668
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	11,201	20,754

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(10,973)

NET INCOME	11,201	9,781
DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(322)	—
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,879	$9,781

BASIC AND DILUTED INCOME PER COMMON SHARE:
Income before cumulative effect of change in accounting principal	$0.13	$0.32
Cumulative effect of change in accounting principle	—	(0.17)
Income	$0.13	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	82,863	63,907
Diluted	83,925	63,909

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,429	$92,492
Accounts receivable (net of allowance for doubtful accounts receivable of $25,847 and $23,406)	175,330	160,421
Prepaid expenses and other current assets	32,872	33,105
Total current assets	283,631	286,018

RESTRICTED CASH	11,201	11,712
PROPERTY AND EQUIPMENT - Net	328,423	330,102
GOODWILL - Net	49,711	48,963
OTHER INTANGIBLE ASSETS - Net	31,532	29,696
OTHER ASSETS	14,440	18,097
TOTAL ASSETS	$718,938	$724,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$109,733	$99,653
Accrued interconnection costs	92,964	98,224
Accrued expenses and other current liabilities	85,933	71,654
Accrued interest	15,524	18,027
Current portion of long-term obligations	67,648	63,231
Total current liabilities	371,802	350,789

LONG-TERM OBLIGATIONS	493,843	537,757
OTHER LIABILITIES	1,758	3,868
Total liabilities	867,403	892,414

COMMITMENTS AND CONTINGENCIES	—	—

SERIES C CONVERTIBLE PREFERRED STOCK, $0.01 par value -
559,950 shares authorized, 559,950 and 438,853 issued and outstanding; liquidation preference of $43,575	41,574	32,297

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A and B, $.01 par value - 1,895,050 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value - authorized 150,000,000 shares; issued and outstanding 65,107,616 and 64,927,406 shares	651	649
Additional paid-in capital	607,850	607,856
Accumulated deficit	(728,631)	(739,832)
Accumulated other comprehensive loss	(69,909)	(68,796)
Total stockholders’ deficit	(190,039)	(200,123)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$718,938	$724,588

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,201	$9,781
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	20,353	20,216
Asset impairment write-down	537	—
Cumulative effect of change in accounting principle	—	10,973
Provision for doubtful accounts receivable	6,756	6,390
Stock issuance - 401(k) Plan and Restricted Stock Plan	258	—
Equity investment loss	39	—
Minority interest share of (income) loss	(88)	214
Unrealized foreign currency transaction gain on intercompany and foreign debt	(10,617)	—
Deferred income taxes	—	(5,668)
Gain on early extinguishment of debt	(6,653)	(27,251)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(16,373)	(4,692)
(Increase) decrease in prepaid expenses and other current assets	1,519	(1,450)
Decrease in restricted cash	906	—
Decrease in other assets	773	1,848
Increase (decrease) in accounts payable	8,160	(731)
Increase (decrease) in accrued expenses, other current liabilities and other liabilities	5,955	(1,500)
Decrease in accrued interest payable	(2,623)	(1,388)
Sale of trading marketable securities	—	532

Net cash provided by operating activities	20,103	7,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,972)	(7,218)
Cash used for business acquisitions, net of cash acquired	(81)	(181)

Net cash used in investing activities	(5,053)	(7,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	4,743	9,509
Purchase of the Company's debt securities	(36,236)	(4,383)
Principal payments on capital leases, vendor financing and other long-term obligations	(9,681)	(9,016)
Proceeds from sale of convertible preferred stock, net	8,956	—
Proceeds from sale of common stock	59	56

Net cash used in financing activities	(32,159)	(3,834)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	46	(549)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,063)	(4,508)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,492	83,953

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,429	$79,445

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17,525	$18,533
Non-cash investing and financing activities:
Leased fiber capacity additions	$—	$1,263
Common stock issued for payment on capital lease liability	$—	$744
Acquisition of customer list, financed by long-term obligations	$6,038	$—

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002

NET INCOME	$11,201	$9,781

OTHER COMPREHENSIVE INCOME (LOSS) - Foreign currency translation adjustment	(1,113)	1,900
COMPREHENSIVE INCOME	$10,088	$11,681

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

 (1)       Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income for the interim periods.  The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

During the three months ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  A cumulative effect of change in accounting principle of $11.0 million is reflected in the consolidated condensed statement of operations for the three months ended March 31, 2002.

(2)          Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control.  The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”) and 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”), in all of which the Company has a controlling interest.  Additionally, the Company has a controlling interest in Direct Internet Private Limited (“DIPL”), pursuant to a convertible loan which can be converted at any time into equity of DIPL in an amount as agreed upon between the Company and DIPL and permitted under local law.  Subsequent to March 31, 2002, the Company began using the equity method of accounting for two of its subsidiaries, InterNeXt S.A. (“InterNeXt”) and Cards & Parts Telecom GmbH (“Cards & Parts”) and its investment in Bekkoame Internet, Inc (“Bekko”). All intercompany profits, transactions and balances have been eliminated in consolidation.  All other investments in affiliates are carried at cost, as the Company does not have significant influence.

Stock-Based Compensation–At March 31, 2003, the Company had three stock-based employee compensation plans.  The Company uses the intrinsic value method to account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No stock-based employee compensation cost under the intrinsic value method is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on income attributable to common stockholders and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts, and unaudited).

	For the three months ended March 31,
	2003	2002
Income attributable to common stockholders, as reported	$10,879	$9,781
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(666)	(2,031)
Pro forma income attributable to common stockholders	$10,213	$7,750

Basic and diluted income per share:
As reported	$0.13	$0.15
Pro forma	$0.12	$0.12

Weighted average common shares outstanding
Basic	82,863	63,907
Diluted	83,925	63,909

New Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date.  FIN No. 46 is effective July 1, 2003 to variable interest entities in which are held a variable interest acquired before February 1, 2003.  The Company does not have any variable interest entities and does not expect the adoption of FIN No. 46 to have a material effect on its consolidated financial position and results of operations.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  FIN No. 45 also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee.  The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for guarantees existing as of December 31, 2002.  The Company does not have any guarantees and does not expect the adoption of FIN No. 45 to have a material effect on its consolidated financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.”  Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified.  These provisions are effective for fiscal years beginning after May 15, 2002.  Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions.  These lease provisions are effective for transactions occurring after May 15, 2002.  The Company adopted the provisions of SFAS No. 145 during the three months ended March 31, 2003.  It was determined that all of the Company’s gains from early extinguishment of debt for the years ended December 31, 2000, 2001, 2002 and 2003 did not meet the criteria established in APB No. 30 to be classified as extraordinary items.  For the three months ended March 31, 2003, $6.7 million of gains from early extinguishment of debt were reported as income from continuing operations.  For the three months ended March 31, 2002, gains on the early extinguishment of debt of $27.3 million were reclassified to income from continuing operations to maintain comparability for the reported periods.

Reclassification – Certain prior year amounts have been reclassified to conform to current year presentations.

(3)          Goodwill and Other Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (in thousands and unaudited):

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$155,877	$(124,711)	$146,394	$(117,079)
Other	1,388	(1,022)	1,354	(973)

Total	$157,265	$(125,733)	$147,748	$(118,052)

Amortization expense for customer lists and other intangible assets for the three months ended March 31, 2003 and 2002 was $5.1 million and $5.2 million, respectively.  The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007 to be approximately $13.8 million, $11.3 million, $6.1 million, $0.2 million and $0.1 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands and unaudited):

	March 31, 2003	December 31, 2002
	Carrying Amount	Carrying Amount

Goodwill	$49,711	$48,963

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows (in thousands and unaudited):

	North America	Europe	Asia-Pacific	Total

Balance as of January 1, 2003	$40,920	$1,610	$6,433	$48,963
Effect of change in foreign currency exchange rates	468	48	232	748

Balance as of March 31, 2003	$41,388	$1,658	$6,665	$49,711

(4)    Long-Term Obligations

Long-term obligations consisted of the following (in thousands and unaudited):

	March 31, 2003	December 31, 2002

Obligations under capital leases	$7,642	$8,551
Equipment financing	72,659	72,945
Leased fiber capacity	36,188	36,107
Accounts receivable financing facility and other	48,087	42,948
Senior notes	325,796	369,318
Convertible subordinated debentures	71,119	71,119
Subtotal	561,491	600,988
Less: Current portion of long-term obligations	(67,648)	(63,231)
Total long-term obligations	$493,843	$537,757

The indentures governing the senior notes and convertible debentures, as well as other credit arrangements, contain certain financial and other covenants that, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends.

Senior Notes and Convertible Debentures

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5¾% convertible subordinated debentures due 2007 (“2000 Convertible Debentures”) with semi-annual interest payments due on February 15th and August 15th.  On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000.  The debentures were convertible into approximately 6,025,170 shares of the Company’s common stock based on a conversion price of $49.7913 per share.  During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of the debentures through $36.4 million of open market purchases and $192.5 million of conversions to its common stock.  The principal that was converted to common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Debentures that it had previously purchased in December 2000 and January 2001.  The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations.  See the table below for detail on debt repurchases since December 31, 2001.

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12¾% senior notes due 2009 (“October 1999 Senior Notes”).  The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th.  During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases.  In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate.  The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001.

In January 1999, the Company completed the sale of $200 million aggregate principal amount of 11¼% senior notes due 2009 (“January 1999 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th.  The January 1999 Senior Notes are due January 15, 2009 with early redemption at the Company’s option at any time after January 15, 2004.  In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of its

11¼% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture.  During the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases.  In June, November and December 2002, the Company retired all of the January 1999 Senior Notes that it had previously purchased in the principal amount of $129.1 million in aggregate.  The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001. See Note 10 — “Subsequent Events.”

On May 19, 1998, the Company completed the sale of $150 million 9 7/8% senior notes due 2008 (“1998 Senior Notes”) with semi-annual interest payments due on May 15th and November 15th.  The 1998 Senior Notes are due May 15, 2008 with early redemption at the Company’s option any time after May 15, 2003.  During the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases.   In June, October and December 2002, the Company retired all of the 1998 Senior Notes that it had previously purchased in the principal amount of $99.8 million in aggregate.  The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001.  See Note 10 — “Subsequent Events.”

On August 4, 1997, the Company completed the sale of $225 million 11¾% senior notes due 2004 (“1997 Senior Notes”) and warrants to purchase 392,654 shares of its common stock, with semi-annual interest payments due on February 1st and August 1st.  The 1997 Senior Notes are due August 1, 2004 with early redemption at the Company’s option any time after August 1, 2001, at a premium to par value.  During the three months ended March 31, 2003 and the years ended December 31, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases.  In January 2003, the Company purchased, prior to maturity, $43.7 million principal amount of the 1997 Senior Notes (the “January 2003 Purchase”).  Prior to the January 2003 Purchase, the Company entered into a Supplemental Indenture to amend the terms of the 1997 Senior Notes to eliminate substantially all of the covenants relating to such notes.  In June 2002, November 2002, January 2003 and February 2003, the Company retired $181.4 million in principal amount of the 1997 Senior Notes that it had previously purchased.   The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001.

The following table shows the changes in the balances of the Company’s senior notes and debentures for the three months ended March 31, 2003 and the year ended December 31, 2002 (unaudited).

For the three months ended March 31, 2003

	Balance at December 31, 2002	Principal Purchases	Warrant Amortization and Write-off	Balance at March 31, 2003	Cash Paid for Purchase of Principal
2000 5¾% Convertible Debentures due 2007	$71,119,000	$—	$—	$71,119,000	$—

October 1999 12¾% Senior Notes due 2009	115,680,000	—	—	115,680,000	—

January 1999 11¼% Senior Notes due 2009	116,420,000	—	—	116,420,000	—

1998 9 7/8% Senior Notes due 2008	50,220,000	—	—	50,220,000	—

1997 11¾% Senior Notes due 2004	86,997,727	(43,650,000)	128,770	43,476,497	36,235,500

Total	$440,436,727	$(43,650,000)	$128,770	$396,915,497	$36,235,500

For the year ended December 31, 2002

	Balance at December 31, 2001	Principal Purchases	Warrant Amortization and Write-off	Balance at December 31, 2002	Value of Shares Issued and Cash Paid for Purchase of Principal
2000 5¾% Convertible Debentures due 2007	$71,119,000	$—	$—	$71,119,000	$—

October 1999 12¾% Senior Notes due 2009	126,680,000	(11,000,000)	—	115,680,000	1,485,000

January 1999 11¼% Senior Notes due 2009	139,587,000	(23,167,000)	—	116,420,000	3,782,045

1998 9 7/8% Senior Notes due 2008	69,020,000	(18,800,000)	—	50,220,000	9,776,000

1997 11¾% Senior Notes due 2004	86,857,345	—	140,382	86,997,727	—

Total	$493,263,345	$(52,967,000)	$140,382	$440,436,727	$15,043,045

Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

In December 1999, the Company agreed to purchase $23.2 million of fiber capacity from Qwest Communications, which provides the Company with an asynchronous transfer mode (“ATM”) + Internet protocol (“IP”) based international broadband backbone.  The backbone is comprised of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas.  In March 2000, the Company agreed to purchase an additional $20.8 million of fiber capacity and as of June 30, 2001 had fulfilled the total purchase obligation.  As of December 31, 2001, the Company had made cash payments of $27.1 million and in June 2002 settled its outstanding payment obligation of $16.4 million with Qwest for $10 million in cash.  $5 million was paid in June 2002.  $5 million remained payable as of March 31, 2003, of which $3 million is due June 2003, and $2 million is due September 2003.  The Company recorded this transaction in accordance with FIN No. 26, “Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease,” and accordingly, the transaction resulted in a reduction of property and equipment of $7.2 million during the three months ended June 30, 2002.

During the three months ended September 30, 2001, the Company accepted delivery of fiber optic capacity on an indefeasible rights of use (“IRU”) basis from Southern Cross Cables Limited

(“SCCL”).  The Company and SCCL entered into an arrangement financing the capacity purchase.  During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL.  Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term, and continues to bear interest at 6.0% above LIBOR (7.28% at March 31, 2003).  The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement.  The Company had purchased $9.3 million under the agreement as of March 31, 2003 and is scheduled to receive delivery of all capacity by May 2003.  At March 31, 2003 and December 31, 2002, the Company had a liability recorded under this agreement in the amount of $17.5 million and $18.4 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $30.7 million (51.1 million Australian dollars (“AUD”)) from Optus Networks Pty. Limited.  As of December 31, 2001, the Company had fulfilled the total purchase obligation.  At March 31, 2003, the Company had a liability recorded in the amount of $18.2 million (30.4 million AUD), which reflects a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%.

During the year ended December 31, 2000, Cisco Systems Capital Corporation (“Cisco”) provided the Company with $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased.  In March 2002, the Company settled its outstanding equipment lease obligations of $15.3 million with Cisco for $6.5 million in cash and 1,200,000 shares of its common stock.  $5.0 million was paid in March 2002.  $1.5 million remained payable as of March 31, 2003 and was paid April 2, 2003.  The Company recorded this transaction in accordance with FIN No. 26, “Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease,” and accordingly, this transaction resulted in a reduction of property and equipment of $8.0 million during the three months ended March 31, 2002.

During the years ended December 31, 2000 and 1999, NTFC Capital Corporation (“NTFC”) and General Electric Capital Corporation (“GECC”) provided the Company with financing in the amount of $65.0 million in aggregate to fund the purchase of telecommunications equipment (the “Equipment Facilities”), secured by the equipment purchased.  At March 31, 2003 and December 31, 2002, the Company had utilized $57.7 million under the Equipment Facilities.  During the three months ended March 31, 2003, NTFC and GECC signed an agreement with the Company to amend the terms of the Equipment Facilities to, among other things, merge the facilities into one agreement, defer principal payments otherwise due during the period from January 2002 through June 2003, decrease the interest rates to 8.0% from a range of 9.72% to 11.56%, extend the repayment period through 2006, and further secure the Equipment Facilities through liens placed on additional pieces of property, plant and equipment.  Additional fees of $2.9 million were incurred in connection with the renegotiation, which brought the effective interest rate for the new agreement to 10.27%.

During the year ended December 31, 1999, Ericsson Financing Plc (“Ericsson”) provided the Company with $33.5 million (21.3 million British pounds) in financing to fund the purchase of network equipment, secured by the equipment purchased.  At March 31, 2003 and December 31, 2002, the Company utilized $19.0 million (12.1 million British pounds (“GBP”)) under this facility.  Borrowings under this credit facility accrue interest at rates equal to LIBOR of the relevant currency plus 5.8% (9.37% at March 31, 2003) for 50% of the capital and at 3.8% above LIBOR (7.37% at March 31, 2003) for the other 50%, and are payable over a five-year term. During the three months ended December 31, 2001 the Company renegotiated payment terms with Ericsson.  Under those new terms, the principal of the borrowings is to be deferred until May 15, 2003.  Interest until commencement of repayment will be accrued at 3.8% above LIBOR per annum for 50% of the capital and at 1.8% above LIBOR for the other 50%.  The Company had liabilities recorded at March 31, 2003 and December 31, 2002 of $14.9 million and $15.2 million, respectively.  See Note 10 — “Subsequent Events.”

Other

In March 2002, the Company consummated a transaction financing accounts receivable of a certain wholly-owned subsidiary with Textron Financial Inc. (“Textron”).  The Company pledged $17.7 million and $15.5 million as collateral as of March 31, 2003 and December 31, 2002, respectively, and recorded a liability of $15.1 million and $14.9 million, respectively, which is included in current portion of long-term obligations as the financing is payable on demand.  This financing will terminate by March 2005 and bears fees at a rate of Bloomberg BBSWIB rate plus 5.75% per annum (10.57% at March 31, 2003), plus an additional $150,000 per annum.  In July 2001, the Company consummated a transaction financing accounts receivable of its wholly-owned Canadian subsidiary, Primus Canada, with Textron Financial Canada Limited, an affiliate of Textron.  The Company pledged $14.9 million and $15.3 million of its accounts receivable as collateral as of March 31, 2003 and December 31, 2002, respectively, and recorded a liability of $10.1 million and $10.4 million, respectively, which is included in current portion of long-term obligations as the financing is payable on demand.  This financing will terminate by March 2005 and bears fees at a rate of Canada Prime Rate plus 3.25% (8.00% at March 31, 2003), plus an additional $305,790 (450,000 Canadian dollars) per annum.  These transactions with Textron collectively permit borrowings of up to $29.8 million, depending on the level of customer receivables.

In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of Cable & Wireless (“C&W”).  The Company started acquiring the customer base during the three months ended December 31, 2002, which resulted in a liability of $10.7 million and $9.9 million at March 31, 2003 and December 31, 2002, respectively.  The purchase price will be paid through a deferred payment arrangement over a two-year period, ending in December 2004, and bears no interest.

During the three months ended March 31, 2003, Primus Canada signed an agreement with The Manufacturers Life Insurance Company (“Manulife”) to fund $13.6 million (20.0 million Canadian dollars (“CAD”)) for acquisitions.  As of March 31, 2003, $4.8 million (7.0 million CAD) had been utilized under this facility.  The funding is payable in full in March 2005 and bears an interest rate of 15.0% per annum.

(5)             Operating Segment and Related Information

The Company has three reportable operating segments based on management’s organization of the enterprise into geographic areas — North America, Europe and Asia-Pacific. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by reportable segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Operations and assets of the North America segment include shared corporate functions and assets.

Summary information with respect to the Company’s segments is as follows (in thousands and unaudited):

	Three months ended March 31,
	2003	2002
Net Revenue
North America
United States	$72,601	$51,729
Canada	44,219	41,477
Other	877	1,979
Total North America	117,697	95,185
Europe
United Kingdom	35,438	32,125
Germany	13,037	19,024
Netherlands	38,160	13,038
Other	18,894	19,916
Total Europe	105,529	84,103
Asia-Pacific
Australia	72,503	60,178
Other	4,714	5,201
Total Asia-Pacific	77,217	65,379
Total	$300,443	$244,667

Income (Loss) From Operations
North America	$2,646	$(9,356)
Europe	1,818	2,492
Asia-Pacific	7,459	7,812
Total	$11,923	$948

	March 31, 2003	December 31, 2002
Assets
North America
United States	$179,930	$215,006
Canada	124,616	108,247
Other	7,137	7,125
Total North America	311,683	330,378
Europe
United Kingdom	77,148	72,178
Germany	23,424	25,410
Netherlands	31,928	29,586
Other	57,426	60,326
Total Europe	189,926	187,500
Asia-Pacific
Australia	190,953	179,195
Other	26,376	27,515
Total Asia-Pacific	217,329	206,710
Total	$718,938	$724,588

The Company offers three main products – Voice, data/Internet, and voice-over-Internet protocol (“VoIP”) in all three segments.  Summary net revenue information with respect to the Company’s products is as follows (in thousands and unaudited):

	Three months ended March 31,
	2003	2002
Voice	$255,689	$203,249
Data/Internet	28,236	28,448
VoIP	16,518	12,970
Total	$300,443	$244,667

(6)          Commitments and Contingencies

During the three months ended December 31, 2001, the Company agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under an IRU Agreement.  The Company has purchased $9.3 million under the agreement as of March 31, 2003, and is scheduled to receive delivery of all capacity by May 2003.

In March 1999, the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the “LTN Companies”).   In April 2001, the LTN Companies received a federal notice and a provincial notice of income tax assessment disputing certain deductions from taxable income made by the LTN Companies, prior to the Company’s acquisition, in the amount of $8.3 million (12.2 million CAD), plus penalties and interest of $4.8 million (7.1 million CAD).  The Company is disputing the entire assessment.  The Company has recorded an accrual for the amounts that management estimates to be the probable loss.  The Company’s ultimate legal and financial liability with respect to these proceedings cannot be estimated with certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on its consolidated financial position and results of operations.

On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to Plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is currently its subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000, and discovery has commenced.  A trial date has not yet been set.  The Company has recorded an accrual for the amounts that management estimates to be the probable loss.  The Company’s ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on its financial results. The Company intends to defend the case vigorously. Management believes that this suit will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

The Company and certain of its executive officers have been named as defendants in two separate securities lawsuits brought by stockholders (“Plaintiffs”) of Tutornet.com, Inc. (“Tutornet”) in the United States District Courts in Virginia and New Jersey.  The Plaintiffs sued Tutornet and several of its officers (collectively, the “Non-Primus Defendants”) for an undisclosed amount alleging fraud in the sale of Tutornet securities.  The Plaintiffs also named the Company and several of its executive officers (the “Primus Defendants”) as co-defendants.  Neither the Company, nor any of its subsidiaries/affiliates, own, or have ever owned, any interest in Tutornet.  In the Virginia case, the Primus Defendants were dismissed before the case went to the jury.  The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs against the Non-Primus Defendants only.  The Non-Primus Defendants have filed post-trial motions seeking to reverse or reduce the jury’s award, and the Plaintiffs have sought a new trial involving the Primus Defendants. On April 2, 2003, the judge denied the Plaintiffs’ motion for a new trial and/or to alter and amend the judgment, as well as their motion for directed verdicts involving the Primus Defendants.   The New Jersey case was filed on September 24, 2002 and includes claims against the Primus Defendants. The Primus Defendants have moved to dismiss, and the case had been stayed pending further decision by the court in the Virginia case on Plaintiffs’ motion for a new trial. Subsequent to the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case have agreed to a dismissal without prejudice of the claims against the Primus Defendants, pending a probable appeal by the Plaintiffs in the Virginia case from the April 2, 2003 decision.  In both cases, the Company intends to vigorously defend against these actions and believes that the Plaintiffs’ claims are without merit.  However, the Company’s ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time, and there is no entity insurance coverage for these claims.  Accordingly, an adverse result for the full amount sought or some percentage thereof could have a material adverse effect on the Company’s consolidated financial position and results of operations.

The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any aggregate liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

(7)          Basic and Diluted Income per Common Share

Basic income per common share is calculated by dividing income attributable to common stockholders by the weighted average common shares outstanding during the period.  Included in the basic weighted average common shares outstanding for the three months ended March 31, 2003 are the effects of the Series C convertible preferred stock (the “Series C Preferred”) outstanding as those shares participate in the distribution of earnings in a manner consistent with common shares.  Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common stock equivalents.  Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon the conversion of its 2000 Convertible Debentures and the warrants to purchase shares associated with the 1997 Senior Notes computed using the if-converted method.

For the three months ended March 31, 2003 and 2002, 1.7 million and 6.2 million shares, respectively, issuable under the Company’s stock option compensation plans, 1.4 million shares issuable upon the assumed conversion of the Company’s 2000 Convertible Debentures and warrants to purchase 0.4 million shares associated with the 1997 Senior Notes could potentially dilute net income per common share in the future but were excluded from the calculation of income per common share due to their antidilutive effects.

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts, and unaudited):

	Three months ended March 31,
	2003	2002

Net income	$11,201	$9,781
Dividend on convertible preferred stock	(322)	—
Income attributable to common stockholders – basic and diluted	$10,879	$9,781

Weighted average common shares outstanding – basic	82,863	63,907
In-the-money options exercisable under stock option compensation plans	1,062	2
Weighted average common shares outstanding – diluted	83,925	63,909

Income per common share:
Basic	$0.13	$0.15
Diluted	$0.13	$0.15

(8)          Asset Impairment

The Company recorded an asset impairment of $0.5 million for the three months ended March 31, 2003.  The impairment consisted of a write-off of assets related to the fax-over-IP business that was closed in our Indian subsidiary, DIPL.

(9)          Convertible Preferred Stock

In December 2002, the Company signed an agreement to sell 559,950 newly-authorized shares of its Series C Preferred for an aggregate purchase price of $42 million. On December 31, 2002, the Company issued 438,853 shares of Series C Preferred for approximately $32.3 million, net of $0.6 million of offering costs.  At a special meeting of the Company’s stockholders on March 31, 2003, its stockholders voted to approve the issuance of the remaining 121,097 shares of Series C Preferred for approximately $9 million in cash.

Each Series C Preferred share is convertible into common stock at any time.  All shares are mandatorily convertible if (i) two-thirds of the holders elect to convert or (ii) the average closing price of the Company’s common stock for any period of 20 consecutive trading days exceeds three times the conversion price.  As of March 31, 2003, each share was convertible into 40.3911 shares of common stock at a conversion price of $1.857 per share.  The preferred-to-common stock conversion ratio and the conversion price are subject to certain antidilution adjustments.

(10)    Subsequent Events

In April 2003, the Company made open market purchases of $3.6 million principal amount of the 1998 Senior Notes and $6.5 million of the January 1999 Senior Notes. This transaction will result in a gain of $3.8 million during the three months ending June 30, 2003.   The entire principal amount of $10.1 million was retired in April 2003.

In April 2003, the Company signed an agreement with a vendor to settle its outstanding vendor debt obligation of $14.9 million for approximately $10.6 million (one payment of 5.9 million GBP and one payment of 8.7 million Danish krona (“DKK”)), which was paid in April 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We, Primus Telecommunications Group, Incorporated, are a global facilities-based telecommunications services provider offering international and domestic voice, Internet, and data services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan. We serve the demand for high quality, competitively priced international communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of data and Internet traffic.

We target customers with significant international long distance usage, including small- and medium-sized enterprises (SMEs), multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.  We provide services over our network, which consists of (i) 19 carrier-grade domestic and international gateway switching systems throughout Europe, North America, Australia and Japan; (ii) approximately 250 points of presence (POPs) within our principal service regions and other markets; and (iii) both owned and leased transmission capacity on undersea and land-based fiber optic cable systems. Utilizing this network, along with resale arrangements and foreign carrier agreements, we provide service to approximately 3.5 million customers as of March 31, 2003, of which 1.2 million are prepaid Virtual Mobile Network Services (VMNS) and calling card customers. Total customers at December 31, 2002 were 3.1 million, of which 0.9 million were VMNS and calling card customers.  We offer our customers a wide range of services, including:

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

•                  managed and shared Web hosting services and applications; and

•                  voice-over-Internet protocol (VoIP) services.

Generally, we price our services at a savings compared to the major carriers operating in our principal service regions. We expect to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant international long distance usage, including SMEs, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

Having completed our global network infrastructure deployment, our primary operational focus is on building scale in our core markets by adding customers and traffic.  The combination of network ownership and increasing scale provides us with the ability to reduce our cost structure, improve service quality and reliability, and introduce new products and services.

Prices in the long distance industry have declined in recent years, and as competition continues to increase, we believe that prices are likely to continue to decrease. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition that could adversely affect our net revenue per minute and gross margin as a percentage of net revenue. However, we believe that such decreases in prices will be offset by increased communications usage and decreased costs.

As the portion of traffic transmitted over leased or owned facilities increases, cost of revenue increasingly will be comprised of fixed costs. In order to manage such costs, we pursue a flexible approach with respect to the expansion of our network. In most instances, we initially obtain transmission capacity on a variable-cost, per-minute leased basis, then acquire additional capacity on a fixed-cost basis when traffic volume makes such a commitment cost-effective, and ultimately purchase and operate our own facilities when traffic levels justify such investment. We also seek to lower the cost of revenue through:

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

In most countries we generally realize a higher gross margin as a percentage of net revenue on our international long distance as compared to our domestic long distance services and a higher gross margin as a percentage of net revenue on our services to both business and residential customers compared to those realized on our services to other telecommunications carriers. In addition, we generally realize a higher gross margin as a percentage of net revenue on long distance services as compared to those realized on local switched and cellular services. Carrier services, which generate a lower gross margin as a percentage of net revenue than retail business and residential services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows us to obtain greater volume discounts from our suppliers than we otherwise would realize. This interconnection also allows us to connect to all major carriers, which provides worldwide coverage.  Our overall gross margin as a percentage of net revenue may fluctuate based on the relative volumes of international versus domestic long distance services, carrier services versus business and residential long distance services and the proportion of traffic carried on our network versus resale of other carriers’ services.

Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising and administrative costs. All selling, general and administrative expenses are expensed when incurred, with the exception of direct-response advertising, which is expensed in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.”

Foreign currency – A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each respective entity. In the future, we expect to continue to derive the majority of net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to the subsidiaries.  As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations.  We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2002 for a detailed discussion of our critical accounting policies.  These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue and valuation of long-lived assets.

Recent Developments

In December 2002, we signed an agreement to sell 559,950 newly-authorized shares of our Series C Convertible preferred stock (the “Series C Preferred”) for an aggregate purchase price of $42 million. On December 31, 2002, we issued 438,853 shares of preferred stock for approximately $32.3 million, net of $0.6 million of offering costs.  On March 31, 2003, our stockholders approved the issuance of the remaining 121,097 shares of Series C Preferred for approximately $9.0 million in cash at a special meeting of our stockholders.

Results of Operations

The following information for the three months ended March 31, 2003 and 2002 (in thousands and unaudited) is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with our most recently filed Form 10-K.

	Three months ended March 31, 2003
	Net Revenue	Minutes of Long Distance Use
		International	Domestic	Total

North America	$117,697	428,766	850,279	1,279,045
Europe	105,529	694,941	250,533	945,474
Asia-Pacific	77,217	48,115	190,437	238,552

Total	$300,443	1,171,822	1,291,249	2,463,071

	Three months ended March 31, 2002
	Net Revenue	Minutes of Long Distance Use
		International	Domestic	Total

North America	$95,185	389,461	568,233	957,694
Europe	84,103	532,412	269,220	801,632
Asia-Pacific	65,379	45,944	163,535	209,479

Total	$244,667	967,817	1,000,988	1,968,805

Results of operations for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Net revenue increased $55.7 million or 23% to $300.4 million for the three months ended March 31, 2003 from $244.7 million for the three months ended March 31, 2002.  Our data/Internet and VoIP revenue contributed $28.2 million and $16.5 million, respectively, for the three months ended March 31, 2003, as compared to $28.5 million and $13.0 million, respectively, for the three months ended March 31, 2002.

North America:  North American net revenue increased $22.5 million or 24% to $117.7 million for the three months ended March 31, 2003 from $95.2 million for the three months ended March 31, 2002.  The increase is primarily attributed to an increase of $21.6 million in retail voice traffic in the United States with the majority of the increase resulting from the acquisition of the Cable & Wireless (“C&W”) customer base in December 2002.

Europe:  European net revenue increased $21.4 million or 26% to $105.5 million for the three months ended March 31, 2003 from $84.1 million for the three months ended March 31, 2002.  The European net revenue increase is mainly attributable to a $25.1 million increase in prepaid VMNS and calling cards, which includes a favorable currency impact of $7.0 million, along with an increase of $3.3 million in the United Kingdom.  The United Kingdom revenue increase was a result of a favorable currency impact of $3.9 million.  These increases are offset by a $6.0 million decrease in our German operations, which is comprised of a $3.3 million decrease in its mobile phone accessory business, Cards & Parts, and a $2.8 million decline in its carrier services, both including a total favorable currency impact of $2.4 million. In October 2002, our ownership percentage in the German mobile phone accessory business, Cards & Parts, was reduced, and as a result we began using the equity method of accounting.

Asia-Pacific:  Asia-Pacific net revenue increased $11.8 million or 18% to $77.2 million for the three months ended March 31, 2003 from $65.4 million for the three months ended March 31, 2002.  The increase is primarily attributable to an increase of $12.3 million from our Australian operation, which is comprised of an increase of $8.5 million in its retail voice traffic and a $4.0 million increase in its Internet business, which were impacted positively by the strengthening Australian dollar against the United States dollar by $9.1 million.

Cost of revenue increased $28.4 million to $190.0 million, or 63.2% of net revenue, for the three months ended March 31, 2003 from $161.6 million, or 66.0% of net revenue, for the three months ended March 31, 2002.  With the majority of cost of revenue being variable, based on minutes of use, the increase in cost of revenue is primarily attributable to the increase in net revenue.  North American cost of revenue increased $12.7 million primarily due to an increase of $11.8 million in retail voice traffic in the United States.  European cost of revenue increased $10.5 million due to an increase in prepaid VMNS and calling cards of $14.3 million, including a currency impact of a $4.0 million increase, and an increase in the United Kingdom of $3.7 million, which included a currency impact of a $3.1 million increase.  This was offset by a decrease in our German operations of $5.4 million that was a result of the decline in our mobile phone accessory business of $3.0 million as well as a decrease of $2.4 million in Germany’s carrier services, both including a total currency impact of a $2.1 million increase.   The increase in Europe was further offset by a decrease in France of $1.4 million which was the result of France’s data/Internet subsidiary, InterNeXt S.A.(“InterNeXt”) filing for insolvency administration in July 2002.  The increase of $5.3 million in cost of revenue in Asia-Pacific is mainly attributable to a $5.5 million increase in Australia due to the impact of the strengthening Australian dollar against the United States dollar.  Overall, gross margin percentage increased to 36.8% for the three months ended March 31, 2003 from 34.0% for the three months ended March 31, 2002 due to an increase in the mix of higher margin retail and data/Internet business, select price increases, improved efficiencies in network routing and increasing the utilization of our network.

Selling, general and administrative expenses increased $15.6 million to $77.6 million, or 25.8% of net revenue, for the three months ended March 31, 2003 from $62.0 million, or 25.3% of net revenue, for the three months ended March 31, 2002.  The increase is primarily attributable to a $15.6 million increase in sales and marketing costs due to increased commissions expense for VMNS and calling card sales and for the agents related to the C&W acquisition.

Depreciation and amortization expense increased $0.1 million to $20.3 million for the three months ended March 31, 2003 from $20.2 million for the three months ended March 31, 2002.  The increase consists of an increase in depreciation expense of $0.2 million offset by a decrease in amortization expense of $0.1 million.

Asset impairment write-down expense was $0.5 million for the three months ended March 31, 2003.  The impairment consisted of a write-off of assets related to the fax-over-IP business that was closed in our Indian subsidiary, Direct Internet Private Limited (“DIPL”).

Gain on early extinguishment of debt decreased to $6.7 million for the three months ended March 31, 2003 from $27.3 million for the three months ended March 31, 2002.  The gain in the three months ended March 31, 2003 resulted from our purchase of $43.7 million in principal amount of senior notes, prior to maturity, for $36.2 million in cash, slightly offset by the write-off of related deferred financing costs.  The gain in the three months ended March 31, 2002 resulted from our purchase of $32.5 million in principal amount of senior notes, prior to maturity, for $4.4 million in cash, slightly offset by the write-off of related deferred financing costs.

Interest expense decreased $2.3 million to $15.4 million for the three months ended March 31, 2003 from $17.7 million for the three months ended March 31, 2002.  The decrease is primarily attributed to $1.9 million in interest saved from the reduction of capital lease obligations with Cisco Systems Capital Corporation and $1.4 million in interest saved from the principal reduction of our senior notes, offset by an increase of $1.1 million in interest expense resulting from our accounts receivable financing with Textron Financial, Inc. (“Textron”) and additional Southern Cross Cables Limited (“SCCL”) capacity.

Foreign currency transaction gain (loss) increased to a gain of $10.1 million for the three months ended March 31, 2003 from a loss of $0.6 million for the three months ended March 31, 2002.  The increase is attributable to the positive impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Interest and other income increased to an income of $0.3 million for the three months ended March 31, 2003 from an income of $0.1 million for the three months ended March 31, 2002.  The increase is attributable to an increase in minority interest income of $0.3 million.

Income tax benefit (expense) decreased to an expense of $2.3 million for the three months ended March 31, 2003 from a benefit of $10.7 million for the three months ended March 31, 2002.  For the three months ended March 31, 2003, the expense reflects income tax recognized by our Canadian subsidiary and $0.4 million of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Canadian and Australian subsidiaries.  The decrease is the result of a reversal during the three months ended March 31, 2002 of a $5 million tax provision recorded for the alternative minimum taxes (“AMT”) at December 31, 2001 that resulted from the Job Creation and Workers Assistance Act of 2002, which suspended the 90% limitation of net operating loss carryforward for AMT.  Also, an additional tax benefit was recorded during the three months ended March 31, 2002 of $5.7 million related to a deferred tax asset created by foreign operating loss carryforwards.

Liquidity and Capital Resources

Changes in Cash Flows

Our liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and international and domestic fiber optic cable transmission capacity, satellite transmission capacity, interest and principal payments on outstanding indebtedness, and acquisitions.  We have financed our growth to date through public offerings and private placements of debt and equity securities, bank debt, vendor financing and capital lease financing.

Net cash provided by operating activities was $20.1 million for the three months ended March 31, 2003 as compared to net cash provided by operating activities of $7.3 million for the three months ended March 31, 2002.  The increase in operating cash generated was comprised of an increase in gross margin of $27.3 million due to revenue growth and cost savings generated through lower variable and fixed costs and a decrease in cash paid for interest of $1.0 million.  The increase is offset by an increase in cash used for sales, general and administrative expenses of $15.6 million.

Net cash used by investing activities was $5.1 million for the three months ended March 31, 2003 compared to net cash used by investing activities of $7.4 million for the three months ended March 31, 2002.  Net cash used by investing activities during the three months ended March 31, 2003 included $5.0 million of capital expenditures primarily for the enhancement of our global network and back office support systems as compared to $7.2 million during the three months ended March 31, 2002.

Net cash used by financing activities was $32.2 million for the three months ended March 31, 2003 as compared to net cash used by financing activities of $3.8 million for the three months ended March 31, 2002.  During the three months ended March 31, 2003, cash used by financing activities consisted of $36.2 million for the purchase of certain of our debt securities and $9.7 million of principal payments on capital leases, vendor financing and other long-term obligations, offset by $9.0 million of financing received through issuance of our Series C Preferred and $4.7 million received from new financing.  During the three months ended March 31, 2002, cash used by financing activities consisted of $4.4 million for the purchase of certain of our debt securities and $9.0 million of payments on capital leases, vendor financing and other long-term obligations, offset by $9.5 million of financing received through an accounts receivable financing.

Short- and Long-Term Liquidity Considerations and Risks

We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to fund our debt service requirements, capital expenditures, and other cash needs for our operations through the foreseeable future.  Nonetheless, we will continue to have significant debt and debt service obligations during such period and on a long-term basis.  In particular, we have $43.6 million in senior notes that will be due in August 2004 that we intend to pay with internally existing and generated funds and/or possible additional financing.  However, there can be no assurance that changes in assumptions or conditions, including those referenced under “Legal Proceedings” and “Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity position.  As of March 31, 2003, we have $561.5 million of indebtedness with payments of principal and interest due as follows (table includes effect of April 2003 senior note repurchases, additional SCCL capacity to be received in May 2003, an April 2003 vendor settlement and payments due on operating leases):

(amounts in thousands and unaudited)

Year Ending December 31,	Equipment Financing	Senior Notes	Accounts Receivable Financing Facility and Other	Convertible Subordinated Debentures	Operating Leases	Total
2003	$38,858	$28,090	$11,954	$2,045	$9,623	$90,570
2004	36,975	80,308	6,486	4,089	9,802	137,660
2005	34,087	31,712	33,052	4,089	7,000	109,940
2006	23,956	31,712	32	4,089	4,623	64,412
2007	1,993	31,712	32	73,164	3,571	110,472
Thereafter	235	329,402	233	—	3,059	332,929
Total Minimum Principal & Interest Payments	136,104	532,936	51,789	87,476	37,678	845,983
Less: Amount Representing Interest	(21,025)	(217,303)	(3,703)	(16,357)	—	(258,388)
	$115,079	$315,633	$48,086	$71,119	$37,678	$587,595

From time to time we maintain an active dialogue with potential debt and equity investors for raising capital for additional liquidity, debt reduction, payment of debt obligations as they come due, refinancing of existing indebtedness and for additional working capital and growth opportunities.  There can be no assurance we will be successful in these efforts of obtaining new capital at acceptable terms.  If we are successful in raising additional financing, securities comprising a significant percentage of our diluted capital may be issued in connection with the completion of such transactions.  Additionally, if our plans or assumptions change, including those with respect to our debt levels or the development of the network and the level of our operations and operating cash flow, if our assumptions prove inaccurate, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected.

In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described under “Special Note Regarding Forward-Looking Statements,” and future negotiations we may pursue with the holders of certain of our outstanding debt securities and other instruments, the most efficient use of our capital, including investment in our network and systems, lines of business, potential acquisitions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities and other instruments in privately negotiated transactions, open market transactions or by other means to the extent permitted by our existing covenant restrictions.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, or in which we obtain an interest after that date.  FIN No. 46 is effective July 1, 2003 to variable interest entities in which are held a variable interest acquired before February 1, 2003.  We do not have any variable interest entities and do not expect the adoption of FIN No. 46 to have a material effect on our consolidated financial position and results of operations.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  FIN No. 45 also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee.  The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for guarantees existing as of December 31, 2002.  We do not have any guarantees and do not expect the adoption of FIN No. 45 to have a material effect on our consolidated financial position and results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical

Corrections.”  SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in Accounting Principles Board (“APB”) No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.”  Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified.  These provisions are effective for fiscal years beginning after May 15, 2002.  Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions.  These lease provisions are effective for transactions occurring after May 15, 2002.  We adopted the provisions of SFAS No. 145 during the three months ended March 31, 2003.  It was determined that all of our gains from early extinguishment of debt for the years ended December 31, 2000, 2001, 2002 and 2003 did not meet the criteria established in APB No. 30 to be classified as extraordinary items.  For the three months ended March 31, 2003, $6.7 million of gains from early extinguishment of debt were reported as income from continuing operations.  For the three months ended March 31, 2002, gains on the early extinguishment of debt of $27.3 million were reclassified to income from continuing operations to maintain comparability for the reported periods.

Special Note Regarding Forward-Looking Statements

Statements in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include without limitation statements set forth in this document and elsewhere regarding, among other things: our expectations of future revenue, foreign revenue contributions, currency exchange effects, and net income, as well as future liquidity, income from operations, earnings per share, internal growth, cost reduction efforts, cash flow, network development, Internet services development, traffic development, capital expenditures, selling, general and administrative expenses, goodwill impairment charges, service introductions and cash requirements; our financing, refinancing and/or debt repurchase, restructuring or exchange plans or initiatives; liquidity and debt service forecasts; assumptions regarding stable currency exchange rates; management’s plans, goals, expectations, guidance, objectives, strategy, and timing for future operations, acquisitions, the revenue impact of the C&W customer acquisition, product plans and performance, predictions or expectations of future growth, results or cash flow; and management’s assessment of market factors and future financial performance. Factors and risks, including certain of those described in greater detail herein, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include: changes in business conditions; fluctuations in the exchange rates of currencies, particularly any strengthening of the United States dollar (“USD”) relative to any foreign currencies (see “—Item 3 — Quantitative and Qualitative Disclosures about Market Risk”), fluctuations in prevailing trade credit terms or revenues arising from, among other reasons, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers; the failure of certain vendors to make adequate concessions concerning the deferral of principal payments and the reduction of interest rates; the possible inability to raise additional capital when needed, or at all; the inability to reduce, exchange or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations; changes in the telecommunications or Internet industry or the general economy or capital markets; adverse tax rulings from applicable taxing authorities; DSL, Internet and telecommunication competition; changes in financial, capital market and economic conditions; changes in service offerings or business strategies; inability to lease space for data centers at commercially reasonable rates; difficulty in migrating or retaining customers, including former C&W customers, associated with our recent business acquisition of this customer base or integrating other assets; difficulty in provisioning VoIP services; changes in the regulatory schemes and regulatory enforcement in the markets in which we operate; restrictions on our ability to follow certain strategies or complete certain transactions as a result of our capital structure or debt covenants; the inability to reduce debt significantly; risks associated with our limited DSL, Internet and Web hosting experience and expertise; entry into developing markets; the possible inability to hire and/or retain qualified sales, technical and other personnel, particularly as we continue to attempt to grow our data-centric services, and manage growth; risks associated with international operations (including foreign currency translation risks); dependence on effective information systems; dependence on third parties to enable us to expand and manage our global network and operations; dependence on the implementation and performance of our global ATM+IP communications network; and the outbreak or escalation of hostilities or terroristic acts and adverse geopolitical developments. As such, actual results or circumstances may vary materially from such forward-looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made. We are not necessarily obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Factors, which could cause results to differ from expectations, include risks described in greater detail below associated with:

Liquidity Restrictions; Possible Inability to Obtain Necessary Financing. We believe that our existing cash and internally generated funds will be sufficient to fund our operations, debt service requirements, capital expenditures, acquisitions and other cash needs for our operations through the foreseeable future.  However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief.  See for instance information under “Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks” and in this “Special Note Regarding Forward-Looking Statements.”  If adverse events referenced therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

Substantial Indebtedness; Liquidity. We currently have substantial indebtedness and anticipate that we and our subsidiaries will incur additional indebtedness in the future.  The level of our indebtedness (i) could increase interest payment requirements and/or make it more difficult for us to make payments of interest on our outstanding debt; (ii) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (iii) requires that a substantial portion of our cash flow from operations, if any, be dedicated to the payment of principal and interest on our indebtedness and other obligations and, accordingly, will not be available for use in our business; (iv) could limit our flexibility in planning for, or reacting to, changes in our business; (v) results in us being more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and (vi) will make us more vulnerable in the event of a downturn in our business.

Limited Operating History; Entry into Internet, Data and VoIP Business; Entry into Developing Markets. We were incorporated in February 1994, and began generating revenue in March 1995.  Since 1999, we have been targeting businesses and residential customers for Internet and data services through the Primus brand, our subsidiary iPRIMUS.com and other acquired ISPs.  We have been expanding and intend to continue to expand our offering of data/Internet and VoIP services worldwide.  We anticipate offering a broad-range of Internet protocol-based data and voice communications over the global broadband ATM+IP network which we have deployed. We cannot provide assurance that we will successfully expand the business. Currently, we provide Internet services to business and residential customers in the United States, Australia, Canada, Japan, India, Brazil and Spain, and offer Internet transmission services in the Indian Ocean/Southeast Asia regions through our satellite earth station in London and our earth stations in India.  We cannot provide assurance that our future operations involving these services will generate operating or net income, or positive cash flow on a predictable basis.

The market for dial-up and broadband Internet connectivity and related services is extremely competitive. Our primary competitors include incumbent operators and other ISPs that have a significant national or international presence.  Many of these carriers have substantially greater resources, capital and operational experience than we do.  We also expect we will experience increased competition from traditional telecommunications carriers that expand into the market for Internet services.

Managing Growth. Our history of rapid growth has placed a significant strain on us in the past.  In order to manage our future growth effectively we must continue to implement and improve our operational and financial systems and controls, purchase and utilize additional transmission facilities, and expand, train and manage our employees, all within a rapidly changing regulatory environment.  Inaccuracies in our forecast of traffic could result in insufficient or excessive transmission facilities and disproportionate fixed expenses.

Historical and Future Operating Losses and Net Losses. Since inception, we have had cumulative negative cash flow from operating activities.  In addition, we have incurred significant losses since inception and have an accumulated deficit as of March 31, 2003.  There can be no assurance that our revenue will grow or be sustained in future periods or that we will be able to achieve or sustain operating profitability, net income or positive cash flow from operations in any future period.

Integration of Acquired Businesses. Acquisitions of businesses and customer lists, a key element of our historical growth strategy, involve operational risks, including the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management.  Moreover, there can be no assurance that we will be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own.  There may be difficulty in integrating the service offerings, distribution channels and networks gained through acquisitions with our own.  Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities, and there can be no assurance that successful integration will occur in light of such events.

Intense Competition in Long Distance Telecommunications. The long distance telecommunications and data industry is intensely competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. Competition in all of our markets is likely to stay intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is likely to become similar to the intense competition in the United States.  Many of our competitors are significantly larger and have substantially greater financial, technical and marketing resources and larger networks than us, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, as well as long-standing relationships with our target customers.  In addition, many of our competitors enjoy economies of scale that result in a lower cost structure for transmission and related costs that could cause significant pricing pressures within the industry.  Many companies emerging out of bankruptcy could also end up enjoying a lower cost structure and applying pricing pressure within the industry in order to gain market share.

Dependence on Transmission Facilities-Based Carriers. Our ability to maintain and expand our business and effectuate our liquidity objectives is dependent upon whether we continue to maintain favorable relationships and credit terms with the transmission facilities-based carriers to carry our traffic.

International Operations. We have significant international operations.  In many international markets, the incumbent carrier is most likely to control access to the local networks, enjoy better brand recognition and brand and customer loyalty, and have significant operational economies, including a larger backbone network and correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to its switches within its territory.  There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate, obtain access to local transmission facilities or to market services in international markets. In addition, operating in international markets generally involves additional risks, including: unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; problems in collecting accounts receivable; political risks; fluctuations in currency exchange rates; foreign exchange controls which restrict repatriation of funds; technology export and import restrictions; and seasonal reductions in business activity.  With respect to currency exchange rates risks, adverse exchange rate developments have had a negative impact on prior operating results, and there can be no assurance that currency exchange rate conditions will improve.

Dependence on Effective Information Systems. Our management information systems must grow as our business expands and are expected to change as new technological developments occur.  There can be no assurance that we will not encounter delays or cost-overruns or suffer adverse consequences in implementing new systems when required.

Industry Changes. The international telecommunications industry is changing rapidly due to deregulation, privatization, technological improvements, expansion of infrastructure and the globalization of the world’s economies. In order to compete effectively, we must adjust our contemplated plan of development to meet changing market conditions.  The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements.  Our profitability will depend on our ability to anticipate, assess and adapt to rapid technological changes and our ability to offer, on a timely and cost-effective basis, services that meet evolving industry standards.

Network Development; Migration of Traffic. Our long-term success is dependent upon our ability to design, implement, operate, manage and maintain a reliable and cost effective network.  We could experience delays or cost overruns in the implementation of the network, or our ability to migrate traffic onto our network, which could have a material adverse effect on us.

Dependence on Key Personnel. The loss of the services of K. Paul Singh, our Chairman and Chief Executive Officer, or the services of other key personnel, or our inability to attract and retain additional key management, technical and sales personnel, could have a material adverse effect upon us.

Government Regulation. Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or non-compliance with applicable regulations, any of which could have a material adverse effect upon us.

Natural Disasters. Many of the geographic areas where we conduct our business may be affected by natural disasters, including hurricanes and tropical storms.  Hurricanes, tropical storms and other natural disasters could have a material adverse effect on the business by damaging the network facilities or curtailing voice or data traffic as a result of the effects of such events, such as destruction of homes and businesses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in foreign currency exchange rates and to changes in interest rates.

Foreign currency – A significant portion of net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each respective entity. In the future we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Australian dollar (“AUD”), USD/Canadian dollar (“CAD”), USD/United Kingdom pound (“GBP”), and USD/Euro dollar (“EUR”). Due to the large percentage of our revenues derived outside of the United States, strengthening of the United States dollar would have an adverse impact on our results of operations. The operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from translation as a charge or credit to “accumulated other comprehensive income (loss)” within the stockholders’ deficit section of the consolidated balance sheets.  In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to the subsidiaries.  As we are anticipating repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect our reported profits and losses and cash flows and may distort comparisons from year to year.  By way of example, when the USD strengthens compared to the EUR, there is a negative effect on our reported results for Europe. It takes more profits in EUR to generate the same amount of profits in stronger USD. The opposite is also true. That is, when the USD weakens there is a positive effect.

In the three months ended March 31, 2003, the USD weakened compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is the AUD, CAD and EUR increased 5%, 1% and 15% in local currency compared to the three months ended March 31, 2002, but increased 20%, 7% and 41% in USD, respectively. Our revenue of the subsidiaries whose local currency is the GBP decreased 2% in local currency from the three months ended March 31, 2002, but increased 11% in USD.

Interest rates – A substantial majority of our long-term debt obligations are at fixed interest rates. We are exposed to interest rate risk as additional financing may be required and certain of our long-term obligations are at variable interest rates. Our primary exposure to market risk stems from fluctuations in interest rates. Our interest rate risk related to the variable interest rate long-term obligations results from changes in the United States LIBOR, British Pound LIBOR, Bloomberg BBSWIB, United States Prime and Canada Prime rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of March 31, 2003 in United States dollars, which is our reporting currency.  The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible subordinated debentures, leased fiber capacity, equipment financing, and other long-term obligations in effect at March 31, 2003.  In the case of the senior notes and convertible debentures, the table excludes the potential exercise of the relevant redemption and conversion features.

	Year of Maturity
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Interest Rate Sensitivity
Fixed Rate	$26,770	$75,426	$30,022	$18,014	$71,184	$282,521	$503,937	$408,758
Average Interest Rate	6%	10%	11%	8%	6%	12%
Variable Rate	$7,286	$9,065	$34,495	$5,494	$1,213	$—	$57,553	$57,553
Average Interest Rate	8%	8%	9%	8%	7%

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 9, 1999, Empresa Hondurena de Telecommunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. We acquired TresCom in June 1998, and TresCom is currently our subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. We filed an answer on January 25, 2000, and discovery has commenced.  A trial date has not yet been set.  We have recorded an accrual for the amounts that management estimates to be the probable loss.  Our ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on our financial results. We intend to defend the case vigorously. Management believes that this suit will not have a material adverse effect on our financial results.

We and certain of our executive officers have been named as defendants in two separate securities lawsuits brought by stockholders (“Plaintiffs”) of Tutornet.com, Inc. (“Tutornet”) in the United States District Courts in Virginia and New Jersey.  The Plaintiffs sued Tutornet and several of its officers (collectively, the “Non-Primus Defendants”) for an undisclosed amount alleging fraud in the sale of Tutornet securities.  The Plaintiffs also named us and several of our executive officers (the “Primus Defendants”) as co-defendants.  Neither we nor any of our subsidiaries/affiliates own, or have ever owned, any interest in Tutornet.  In the Virginia case, the Primus Defendants were dismissed before the case went to the jury.  The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs against the Non-Primus Defendants only.  The Non-Primus Defendants have filed post-trial motions seeking to reverse or reduce the jury’s award, and the Plaintiffs have sought a new trial involving the Primus Defendants.  On April 2, 2003, the judge denied the Plaintiffs’ motion for a new trial and/or to alter and amend the judgment, as well as their motion for directed verdicts involving the Primus Defendants.  The New Jersey case was filed on September 24, 2002 and includes claims against the Primus Defendants. The Primus Defendants have moved to dismiss, and the case had been stayed pending further decision by the court in the Virginia case on Plaintiffs’ motion for a new trial. Subsequent to the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case have agreed to a dismissal without prejudice of the claims against the Primus Defendants, pending a probable appeal by the Plaintiffs in the Virginia case from the April 2, 2003 decision.  In both cases, we intend to vigorously defend against these actions and believe that the Plaintiffs’ claims are without merit.  However, our ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time, and there is no entity insurance coverage for these claims.  Accordingly, an adverse result for the full amount sought or some percentage thereof could have a material adverse effect on our financial results.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) In January 2003, we made an open market purchase of $43.7 million principal amount of high yield debt securities for $36.2 million in cash.  Prior to this purchase, we entered into a Supplemental Indenture to amend the terms of the 11¾% senior notes due 2004 (“1997 Senior Notes”) to eliminate substantially all of the covenants relating to such notes, including the following covenants: Section 801 (Company May Consolidate, Etc. Only on Certain Terms); Section 802 (Successor Substituted); Section 803 (Notes to Be Secured in Certain Events); Section 1005 (Payment of Taxes and Other Claims); Section 1006 (Maintenance of Properties); Section 1007 (Insurance); Section 1010 (Repurchase of Notes upon a Change of Control); Section 1011 (Limitation on Indebtedness); Section 1012 (Limitation on Restricted Payments); Section 1013 (Limitation of Dividend and Other Payment Restrictions Affecting Restricted Subsidiaries); Section 1014 (Limitation on the Issuance and Sale of Capital Stock of Restricted Subsidiaries); Section 1015 (Limitation on Transactions with

Shareholders and Affiliates); Section 1016 (Limitation on Liens); Section 1017 (Limitation on Asset Sales); Section 1018 (Limitation on Issuances of Guarantees of Indebtedness by Restricted Subsidiaries); Section 1019 (Business of the Company; Restriction on Transfers of Existing Business); and Section 1020 (Limitation on Investments in Unrestricted Subsidiaries).

(b) Not applicable.

(c) In December 2002, we signed an agreement to sell 559,950 newly-authorized shares of our Series C convertible preferred stock (the “Series C Preferred”) for an aggregate purchase price of $42 million.  On December 31, 2002, we issued 438,853 shares of Series C Preferred for approximately $32.3 million, net of $0.6 million of offering costs.  On March 31, 2003, at a special meeting of our stockholders (the “2003 Special Meeting”), our stockholders approved, in accordance with Nasdaq listing rules, the issuance of the remaining 121,097 shares of Series C Preferred for approximately $9.0 million in cash (the “Second Series C Preferred Issuance”).  The Series C Preferred was issued to four institutional investors in accordance with Section 4(2), an exception of the registration requirements, under the Securities Act of 1933, as amended.  As of March 31, 2003, the 559,950 issued and outstanding shares of Series C Preferred were convertible into 22,616,990 shares of common stock.

(d) Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 31, 2003, at the 2003 Special Meeting, our stockholders approved (by a vote of 32,623,259 shares “For” versus 656,319 shares “Against”, 89,687 shares in abstention and 1 broker non-vote) the Second Series C Preferred Issuance.  See Part II, Item 2(c).

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (see index on page 35)

(b)	Reports on Form 8-K

Form 8-K, dated January 2, 2003, was filed to announce that we agreed to sell up to $42 million aggregate principal amount of convertible preferred stock to certain investors.

Form 8-K, dated January 27, 2003, was filed to announce that we had entered into a Supplemental Indenture dated as of January 24, 2003, amending the terms of our 1997 Senior Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date	May 14, 2003	By:	/s/ NEIL L. HAZARD

Neil L. Hazard
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date	May 14, 2003	By:	/s/ TRACY R. BOOK

Tracy R. Book
Vice President – Corporate Controller (Principal Accounting Officer)

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By:	/s/ K. PAUL SINGH

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By:	/s/ NEIL L. HAZARD

Name: Neil L. Hazard
Title: Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333– 56557 (the “S-8 Registration Statement”).

3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the “IPO Registration Statement”).

99.1	Certification.