Form 10-Q
period 2003-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2003-08-14
CIK 1006837

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2003
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2003
Common Stock $.01 par value	65,355,904

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

INDEX TO FORM 10-Q

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
NET REVENUE	$320,240	$251,244	$620,683	$495,911
COST OF REVENUE	196,363	165,904	386,386	327,462

GROSS MARGIN	123,877	85,340	234,297	168,449

OPERATING EXPENSES
Selling, general and administrative	89,241	61,535	166,866	123,514
Depreciation and amortization	21,218	19,789	41,553	39,971
Loss on sale of assets	804	—	804	—
Asset impairment write-down	—	337	537	337

Total operating expenses	111,263	81,661	209,760	163,822

INCOME FROM OPERATIONS	12,614	3,679	24,537	4,627
INTEREST EXPENSE	(14,622)	(16,830)	(29,999)	(34,523)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	7,981	—	14,634	27,251
INTEREST INCOME AND OTHER INCOME (EXPENSE)	(82)	742	200	875
FOREIGN CURRENCY TRANSACTION GAIN	14,765	835	24,818	282

INCOME (LOSS) BEFORE INCOME TAXES	20,656	(11,574)	34,190	(1,488)
INCOME TAX BENEFIT (EXPENSE)	(620)	—	(2,953)	10,668

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	20,036	(11,574)	31,237	9,180
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(10,973)

NET INCOME (LOSS)	20,036	(11,574)	31,237	(1,793)
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(1,356)	—	(1,678)	—

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$18,680	$(11,574)	$29,559	$(1,793)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) before cumulative effect of change in accounting principle	$0.21	$(0.18)	$0.35	$0.14
Cumulative effect of change in accounting principle	—	—	—	(0.17)

Income (loss)	$0.21	$(0.18)	$0.35	$(0.03)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) before cumulative effect of change in accounting principle	$0.21	$(0.18)	$0.34	$0.14
Cumulative effect of change in accounting principle	—	—	—	(0.17)

Income (loss)	$0.21	$(0.18)	$0.34	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	87,774	64,821	85,332	64,367

Diluted	90,744	64,821	87,572	64,367

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,776	$92,492
Accounts receivable (net of allowance for doubtful accounts receivable of $27,042 and $23,406)	187,374	160,421
Prepaid expenses and other current assets	31,871	33,105

Total current assets	285,021	286,018
RESTRICTED CASH	11,958	11,712
PROPERTY AND EQUIPMENT—Net	337,894	330,102
GOODWILL—Net	52,634	48,963
OTHER INTANGIBLE ASSETS—Net	33,509	29,696
OTHER ASSETS	13,713	18,097

TOTAL ASSETS	$734,729	$724,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$112,325	$99,653
Accrued interconnection costs	96,943	98,224
Accrued expenses and other current liabilities	95,850	71,654
Accrued interest	13,151	18,027
Current portion of long-term obligations	65,555	63,231

Total current liabilities	383,824	350,789
LONG-TERM OBLIGATIONS	476,423	537,757
OTHER LIABILITIES	1,863	3,868

Total liabilities	862,110	892,414

COMMITMENTS AND CONTINGENCIES	—	—
SERIES C CONVERTIBLE PREFERRED STOCK, $0.01 par value—559,950 shares authorized; 438,853 shares issued and outstanding	—	32,297
STOCKHOLDERS' DEFICIT:
Preferred stock, Series A and B, $0.01 par value—1,895,050 shares authorized; none issued and outstanding	—	—
Convertible preferred stock, Series C, $0.01 par value—559,950 shares authorized; 559,950 shares issued and outstanding; liquidation preference of $43,575	41,514	—
Common stock, $0.01 par value—150,000,000 shares authorized; 65,210,002 and 64,927,406 shares issued and outstanding	652	649
Additional paid-in capital	608,266	607,856
Accumulated deficit	(708,595)	(739,832)
Accumulated other comprehensive loss	(69,218)	(68,796)

Total stockholders' deficit	(127,381)	(200,123)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$734,729	$724,588

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,237	$(1,793)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	41,586	40,041
Non-cash compensation expense	245	—
Asset impairment write-down	537	337
Loss on sale of fixed assets	804	—
Cumulative effect of change in accounting principle	—	10,973
Provision for doubtful accounts receivable	12,210	11,931
Stock issuance—401(k) Plan and Restricted Stock Plan	258	—
Equity investment loss	649	—
Minority interest share of loss	(210)	(370)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(26,488)	—
Deferred income taxes	—	(5,668)
Gain on early extinguishment of debt	(14,634)	(27,251)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(18,280)	(8,160)
(Increase) decrease in prepaid expenses and other current assets	7,429	(1,181)
Decrease in restricted cash	891	—
Decrease in other assets	534	2,489
Increase (decrease) in accounts payable	2,094	(22,525)
Increase in accrued expenses, other current liabilities and other liabilities	2,688	8,299
Decrease in accrued interest	(2,396)	(1,011)
Sale of trading marketable securities	—	532

Net cash provided by operating activities	39,154	6,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,677)	(13,350)
Cash used for business acquisitions, net of cash acquired	(1,129)	(348)

Net cash used in investing activities	(10,806)	(13,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	9,125	9,509
Purchase of the Company's debt securities	(42,549)	(4,383)
Principal payments on capital leases, vendor financing and other long-term obligations	(31,503)	(21,224)
Proceeds from sale of convertible preferred stock, net	8,895	—
Proceeds from sale of common stock	231	86

Net cash used in financing activities	(55,801)	(16,012)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	737	1,310

NET CHANGE IN CASH AND CASH EQUIVALENTS	(26,716)	(21,757)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,492	83,953

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,776	$62,196

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$31,367	$34,373
Non-cash investing and financing activities:
Capital lease additions	$—	$139
Leased fiber capacity additions	$2,938	$1,263
Common stock issued for payment on capital lease liability	$—	$744
Acquisition of customer list, financed by long-term obligations	$8,102	$—

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
NET INCOME (LOSS)	$20,036	$(11,574)	$31,237	$(1,793)
OTHER COMPREHENSIVE INCOME (LOSS)—
Foreign currency translation adjustment	691	14,205	(422)	16,105

COMPREHENSIVE INCOME	$20,727	$2,631	$30,815	$14,312

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)
Basis of Presentation

        The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income for the interim periods. The results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." By June 30, 2002, the Company had completed the first step of the goodwill impairment test and had identified that an impairment condition existed. The Company completed the second step of the goodwill impairment test during the three months ended December 31, 2002. A cumulative effect of change in accounting principle of $11.0 million is reflected in the consolidated condensed statement of operations for the six months ended June 30, 2002.

(2)
Summary of Significant Accounting Policies

        Principles of Consolidation—The consolidated condensed financial statements include the Company's accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. ("Matrix") and 51% of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), in all of which the Company has a controlling interest. Additionally, the Company has a controlling interest in Direct Internet Limited ("DIL"), pursuant to a convertible loan which can be converted at any time into equity of DIL in an amount as agreed upon between the Company and DIL and permitted under local law. Subsequent to March 31, 2002, the Company began using the equity method of accounting for two of its subsidiaries, InterNeXt S.A. ("InterNeXt") and Cards & Parts Telecom GmbH ("Cards & Parts"), and its investment in Bekkoame Internet, Inc ("Bekko"). All intercompany profits, transactions and balances have been eliminated in consolidation. All other investments in affiliates are carried at cost, as the Company does not have significant influence.

        Stock-Based Compensation—At June 30, 2003, the Company had three stock-based employee compensation plans. The Company uses the intrinsic value method to account for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based employee compensation cost of $0.2 million for the three months ended June 30, 2003 under the intrinsic value method is reflected in net income. The following table illustrates the effect on income attributable to common stockholders and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts, and unaudited).

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Income (loss) attributable to common stockholders, as reported	$18,680	$(11,574)	$29,559	$(1,793)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(753)	(449)	(1,471)	(923)

Pro forma income (loss) attributable to common stockholders	$17,927	$(12,023)	$28,088	$(2,716)

Basic income (loss) per share:
As reported	$0.21	$(0.18)	$0.35	$(0.03)
Pro forma	$0.20	$(0.19)	$0.33	$(0.04)
Diluted income (loss) per share:
As reported	$0.21	$(0.18)	$0.34	$(0.03)
Pro forma	$0.20	$(0.19)	$0.32	$(0.04)
Weighted average common shares outstanding:
Basic	87,774	64,821	85,332	64,367
Diluted	90,744	64,821	87,572	64,367

        Recent Accounting Pronouncements—In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that an issuer classify financial instruments that are within scope of SFAS No. 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its consolidated financial position or results of operations.

        In January 2003, FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. FIN No. 46 is effective July 1, 2003 to variable interest entities in which are held a variable interest acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on its consolidated financial position and results of operations.

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for guarantees existing as of

December 31, 2002. The Company does not have any guarantees and the adoption of FIN No. 45 did not have a material effect on its consolidated financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company adopted the provisions of SFAS No. 145 during the three months ended March 31, 2003. It was determined that all of the Company's gains from early extinguishment of debt for the years ended December 31, 2000, 2001, 2002 and 2003 did not meet the criteria established in APB No. 30 to be classified as extraordinary items. For the three and six months ended June 30, 2003, $8.0 million and $14.6 million of gains from early extinguishment of debt, respectively, were reported as income from continuing operations. For the six months ended June 30, 2002, gains on the early extinguishment of debt of $27.3 million were reclassified to income from continuing operations to maintain comparability for the reported periods.

        Reclassification—Certain prior year amounts have been reclassified to conform to current year presentations.

(3)
Acquisitions

        In March 2003, the Company acquired the assets of Weslink Datalink Corporation ("Interlynx"), a Canadian Internet service provider (ISP), for $0.6 million in cash.

        In April 2003, the Company acquired 100% of Onsite Access & Terago Networks, Inc. ("Onsite"), a Canadian local service provider to business customers, for $0.5 million in cash.

        In May 2003, the Company acquired 100% of Echo OnLine Internet Inc. and subsidiaries ("Echo"), a Canadian ISP, for $1.9 million in cash.

        In June 2003, the Company acquired 100% of Telesonic Communications Inc. ("TCI"), a Canadian prepaid card company, for $3.8 million in cash, $1.5 million of which remained payable as of June 30, 2003. The terms of the acquisition agreement provide for additional consideration which is expected to be in the range of $5 million in cash to be paid over the period through May 2005 if the acquired company's results of operations exceed certain targeted levels and certain other business requirements are met. The remaining consideration will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable.

        The Company has accounted for all of these acquisitions using the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired companies have been included in the Company's financial statements since the respective acquisition dates. The purchase price, including direct costs, of the Company's acquisitions was allocated to the net assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates. If these companies were acquired on January 1, 2003, the results of their operations would not be material to the consolidated financial statements of the Company and therefore, pro forma financial information has not been disclosed.

(4)
Goodwill and Other Intangible Assets

        Acquired intangible assets subject to amortization consisted of the following (in thousands and unaudited):

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$168,092	$(135,830)	$146,394	$(117,079)
Other	2,304	(1,057)	1,354	(973)

Total	$170,396	$(136,887)	$147,748	$(118,052)

        Amortization expense for customer lists and other intangible assets for the three months ended June 30, 2003 and 2002 was $5.1 million and $5.3 million, respectively. Amortization expense for customer lists and other intangible assets for the six months ended June 30, 2003 and 2002 was $10.2 million and $10.4 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007 to be approximately $20.7 million, $12.6 million, $7.2 million, $1.3 million and $1.3 million, respectively.

        Acquired intangible assets not subject to amortization consisted of the following (in thousands and unaudited):

	June 30, 2003 Carrying Amount	December 31, 2002 Carrying Amount
Goodwill	$52,634	$48,963

        The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands and unaudited):

	North America	Europe	Asia-Pacific	Total
Balance as of January 1, 2003	$40,920	$1,610	$6,433	$48,963
Goodwill acquired during period	1,391	—	—	1,391
Effect of change in foreign currency exchange rates	1,423	146	711	2,280

Balance as of June 30, 2003	$43,734	$1,756	$7,144	$52,634

(5)
Long-Term Obligations

        Long-term obligations consisted of the following (in thousands and unaudited):

	June 30, 2003	December 31, 2002
Obligations under capital leases	$6,252	$8,551
Equipment financing	57,711	72,945
Leased fiber capacity	41,884	36,107
Accounts receivable financing facility and other	49,361	42,948
Senior notes	315,651	369,318
Convertible subordinated debentures	71,119	71,119

Subtotal	541,978	600,988
Less: Current portion of long-term obligations	(65,555)	(63,231)

Total long-term obligations	$476,423	$537,757

        The indentures governing the senior notes and convertible debentures, as well as other credit arrangements, contain certain financial and other covenants that, among other things, will restrict the Company's ability to incur further indebtedness and make certain payments, including the payment of dividends.

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

        In January 1999, the Company completed the sale of $200 million in aggregate principal amount of 11 1/4% senior notes due 2009 ("January 1999 Senior Notes") with semi-annual interest payments due on January 15th and July 15th. The January 1999 Senior Notes are due January 15, 2009 with early redemption at the Company's option at any time after January 15, 2004. In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of its

11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture. During the three months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June, November and December 2002 and April 2003, the Company retired all of the January 1999 Senior Notes that it had previously purchased in the principal amount of $135.6 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001.

        On May 19, 1998, the Company completed the sale of $150 million in aggregate principal amount of 9 7/8% senior notes due 2008 ("1998 Senior Notes") with semi-annual interest payments due on May 15th and November 15th. The 1998 Senior Notes are due May 15, 2008 with early redemption at the Company's option any time after May 15, 2003. During the three months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June, October and December 2002 and April 2003, the Company retired all of the 1998 Senior Notes that it had previously purchased in the principal amount of $103.4 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001.

        On August 4, 1997, the Company completed the sale of $225 million in aggregate principal amount of 11 3/4% senior notes due 2004 ("1997 Senior Notes") and warrants to purchase 392,654 shares of its common stock, with semi-annual interest payments due on February 1st and August 1st. The 1997 Senior Notes are due August 1, 2004 with early redemption at the Company's option any time after August 1, 2003, at par plus accrued interest to the date of redemption. During the three months ended March 31, 2003 and the years ended December 31, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In January 2003, the Company purchased, prior to maturity, $43.7 million principal amount of the 1997 Senior Notes (the "January 2003 Purchase"). Prior to the January 2003 Purchase, the Company entered into a Supplemental Indenture to amend the terms of the 1997 Senior Notes to eliminate substantially all of the covenants relating to such notes. In June 2002, November 2002, January 2003 and February 2003, the Company retired $181.4 million in principal amount of the 1997 Senior Notes that it had previously purchased. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001.

        The following table shows the changes in the balances of the Company's senior notes and debentures for the six months ended June 30, 2003 and the year ended December 31, 2002 (unaudited).

For the six months ended June 30, 2003

	Balance at December 31, 2002	Principal Purchases	Warrant Amortization and Write-off	Balance at June 30, 2003	Cash Paid for Purchase of Principal
2000 5 3/4% Convertible Debentures due 2007	$71,119,000	$—	$—	$71,119,000	$—
October 1999 12 3/4% Senior Notes due 2009	115,680,000	—	—	115,680,000	—
January 1999 11 1/4% Senior Notes due 2009	116,420,000	(6,523,000)	—	109,897,000	4,052,414
1998 9 7/8% Senior Notes due 2008	50,220,000	(3,640,000)	—	46,580,000	2,261,350
1997 11 3/4% Senior Notes due 2004	86,997,727	(43,650,000)	146,302	43,494,029	36,235,500

Total	$440,436,727	$(53,813,000)	$146,302	$386,770,029	$42,549,264

For the year ended December 31, 2002

	Balance at December 31, 2001	Principal Purchases	Warrant Amortization and Write-off	Balance at December 31, 2002	Cash Paid for Purchase of Principal
2000 5 3/4% Convertible Debentures due 2007	$71,119,000	$—	$—	$71,119,000	$—
October 1999 12 3/4% Senior Notes due 2009	126,680,000	(11,000,000)	—	115,680,000	1,485,000
January 1999 11 1/4% Senior Notes due 2009	139,587,000	(23,167,000)	—	116,420,000	3,782,045
1998 9 7/8% Senior Notes due 2008	69,020,000	(18,800,000)	—	50,220,000	9,776,000
1997 11 3/4% Senior Notes due 2004	86,857,345	—	140,382	86,997,727	—

Total	$493,263,345	$(52,967,000)	$140,382	$440,436,727	$15,043,045

Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

        In December 1999, the Company agreed to purchase $23.2 million of fiber capacity from Qwest Communications, which provides the Company with an asynchronous transfer mode ("ATM") + Internet protocol ("IP") based international broadband backbone. The backbone is comprised of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas. In March 2000, the Company agreed to purchase an additional $20.8 million of fiber capacity and as of June 30, 2001 had fulfilled the total purchase obligation. As of December 31, 2001, the Company had made cash payments of $27.1 million and in June 2002 settled its outstanding payment obligation of $16.4 million with Qwest for $10 million in cash, of which $2 million remained payable as of June 30, 2003 and is due September 2003. The Company recorded this transaction in accordance with FIN No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease," and accordingly, the transaction resulted in a reduction of property and equipment of $7.2 million during the three months ended June 30, 2002.

        During the three months ended September 30, 2001, the Company accepted delivery of fiber optic capacity on an indefeasible rights of use ("IRU") basis from Southern Cross Cables Limited ("SCCL"). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term, and continues to bear interest at 6.0% above LIBOR (7.12% at June 30, 2003). The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. As of June 30, 2003, the Company had fulfilled the total purchase obligation. At June 30, 2003 and December 31, 2002, the Company had a liability recorded under this agreement in the amount of $19.5 million and $18.4 million, respectively.

        In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $34.1 million (51.1 million Australian dollars ("AUD")) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through April 2007, and lowering the interest rate to 10.2%. At June 30, 2003 and December 31, 2002, the Company had a liability recorded in the amount of $22.0 million and $17.2 million, respectively.

        During the year ended December 31, 2000, Cisco Systems Capital Corporation ("Cisco") provided the Company with $50.0 million in financing to fund the purchase of network equipment, secured by the equipment purchased. In March 2002, the Company settled its outstanding equipment lease obligations of $15.3 million with Cisco for $6.5 million in cash and 1,200,000 shares of its common stock. Cash of $5.0 million was paid in March 2002, and the remaining $1.5 million was paid in April 2003. The Company recorded this transaction in accordance with FIN No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease," and accordingly, this transaction resulted in a reduction of property and equipment of $8.0 million during the three months ended March 31, 2002.

        During the years ended December 31, 2000 and 1999, NTFC Capital Corporation ("NTFC") and General Electric Capital Corporation ("GECC") provided the Company with financing in the amount of $65.0 million in aggregate to fund the purchase of telecommunications equipment (the "Equipment Facilities"), secured by the equipment purchased. At June 30, 2003 and December 31, 2002, the Company had utilized $57.7 million under the Equipment Facilities. During the three months ended March 31, 2003, NTFC and GECC signed an agreement with the Company to amend the terms of the Equipment Facilities to, among other things, merge the facilities into one agreement, defer principal payments otherwise due during the period from January 2002 through June 2003, decrease the interest rates to 8.0% from a range of 9.72% to 11.56%, extend the repayment period through 2006, and further secure the Equipment Facilities through liens placed on additional pieces of property, plant and equipment. Additional fees of $2.9 million were incurred in connection with the renegotiation, which brought the effective interest rate for the new agreement to 10.27%. These amounts have been deferred and will be amortized using the effective interest method over the life of the agreement.

        During the year ended December 31, 1999, Ericsson Financing Plc ("Ericsson") provided the Company with $35.1 million (21.3 million British pounds ("GBP")) in financing to fund the purchase of network equipment, secured by the equipment purchased. In April 2003, the Company settled its outstanding payment obligation of $14.9 million for approximately $10.6 million (one payment of 5.9 million GBP and one payment of 8.7 million Danish Krona), which was paid in April 2003. The Company had liabilities of $15.2 million recorded at December 31, 2002.

Other

        In March 2002, the Company consummated a transaction financing accounts receivable of a certain wholly-owned subsidiary with Textron Financial Inc. ("Textron"). The Company pledged $18.4 million and $15.5 million as collateral as of June 30, 2003 and December 31, 2002, respectively, and recorded a liability of $15.8 million and $14.9 million, respectively, which is included in current portion of long-term obligations as the financing is payable on demand. This financing will terminate by March 2005 and bears fees at a rate of Bloomberg BBSWIB rate plus 5.75% per annum (10.56% at June 30, 2003), plus an additional $150,000 per annum. In July 2001, the Company consummated a transaction financing accounts receivable of its wholly-owned Canadian subsidiary, Primus Canada, with Textron Financial Canada Limited, an affiliate of Textron. The Company pledged $14.4 million and $15.3 million of its accounts receivable as collateral as of June 30, 2003 and December 31, 2002, respectively, and recorded a liability of $10.3 million and $10.4 million, respectively, which is included in current portion of long-term obligations as the financing is payable on demand. This financing will terminate by March 2005 and bears fees at a rate of Canada Prime Rate plus 3.25% (8.25% at June 30, 2003), plus an additional $333,952 (450,000 Canadian dollars ("CAD")) per annum. These transactions with Textron collectively permit borrowings of up to $29.8 million, depending on the level of customer receivables.

        In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of Cable & Wireless ("C&W"). The Company started acquiring the customer base during the three months ended December 31, 2002, which resulted in a liability of $9.2 million and $9.9 million at June 30, 2003 and December 31, 2002, respectively. The remaining purchase price will be paid through a deferred payment arrangement over a two-year period, ending in December 2004, and bears no interest.

        During the three months ended March 31, 2003, Primus Canada signed an agreement with The Manufacturers Life Insurance Company ("Manulife") to fund $14.8 million (20.0 million CAD) for acquisitions. As of June 30, 2003, $9.6 million (13.0 million CAD) had been utilized under this facility. The funding is payable in full in March 2005 and bears an interest rate of 15.0% per annum.

(6)
Convertible Preferred Stock

        In December 2002, the Company signed an agreement to sell 559,950 newly-authorized shares of its Series C convertible preferred stock (the "Series C Preferred") for an aggregate purchase price of $42 million. On December 31, 2002, the Company issued 438,853 shares of Series C Preferred for approximately $32.3 million, net of $0.6 million of offering costs. At a special meeting of the Company's stockholders on March 31, 2003, its stockholders voted to approve the issuance of the remaining 121,097 shares of Series C Preferred for approximately $8.9 million in cash, net of $0.2 million of offering costs.

        Each Series C Preferred share is convertible into common stock at any time. All shares are mandatorily convertible if (i) two-thirds of the holders elect to convert or (ii) the average closing price of the Company's common stock for any period of 20 consecutive trading days exceeds three times the then effective conversion price, and all of the then outstanding shares of Series C Preferred are no longer subject to transfer restrictions as contained in, and may be sold or transferred by such Series C holders in compliance with, Rule 144(k) and Rule 145 under the Securities Act of 1933, as amended. Since March 31, 2003, each share is convertible into 40.3911 shares of common stock at a conversion price of $1.857 per share. The preferred-to-common stock conversion ratio and the conversion price are subject to certain antidilution adjustments.

        The Company issued the 121,097 shares of Series C Preferred shares in April 2003. At the time of issuance, the fair value of the Company's stock was greater than the conversion price. The Company calculated a beneficial conversion feature to be $1.4 million, which has been recorded as a deemed dividend.

        On April 30, 2003, the Company's Board of Directors approved an amendment to the Company's Stockholder Rights Plan which provides if the rights issued to stockholders under the Rights Plan are triggered, the Company may exchange for each right one share of Company common stock (or 1/1000 of a share of Series B Company Preferred Stock). With this amendment, the issuance of common stock or Series B Company Preferred Stock is no longer elective on the part of the rights holder, but is elective on the part of the Company. Because the decision regarding the issuance of common stock in exchange for rights is under the control of the Company, the Series C Preferred shares are no longer considered mezzanine financing and have been reclassified to the equity section of the balance sheet as of April 30, 2003.

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

        Summary information with respect to the Company's segments is as follows (in thousands and unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net Revenue
North America
United States	$68,210	$48,352	$140,811	$100,081
Canada	50,946	40,525	95,165	82,002
Other	911	1,740	1,788	3,719

Total North America	120,067	90,617	237,764	185,802

Europe
United Kingdom	31,462	37,007	66,900	69,132
Germany	15,248	17,336	28,285	36,360
Netherlands	46,395	14,502	84,555	27,540
Other	20,551	22,208	39,445	42,124

Total Europe	113,656	91,053	219,185	175,156

Asia-Pacific
Australia	81,830	64,822	154,333	125,000
Other	4,687	4,752	9,401	9,953

Total Asia-Pacific	86,517	69,574	163,734	134,953

Total	$320,240	$251,244	$620,683	$495,911

Income (Loss) From Operations
North America	$1,244	$(1,540)	$3,890	$(10,896)
Europe	941	905	2,759	3,397
Asia-Pacific	10,429	4,314	17,888	12,126

Total	$12,614	$3,679	$24,537	$4,627

	June 30, 2003	December 31, 2002
Assets
North America
United States	$142,420	$215,006
Canada	154,129	108,247
Other	8,027	7,125

Total North America	304,576	330,378

Europe
United Kingdom	79,599	72,178
Germany	22,951	25,410
Netherlands	35,047	29,586
Other	57,874	60,326

Total Europe	195,471	187,500

Asia-Pacific
Australia	209,335	179,195
Other	25,347	27,515

Total Asia-Pacific	234,682	206,710

Total	$734,729	$724,588

        The Company offers three main products—Voice, data/Internet, and voice-over-Internet protocol ("VoIP") in all three segments. Summary net revenue information with respect to the Company's products is as follows (in thousands and unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Voice	$269,407	$208,911	$525,096	$412,159
Data/Internet	32,225	28,697	60,461	57,146
VoIP	18,608	13,636	35,126	26,606

Total	$320,240	$251,244	$620,683	$495,911

(8)
Commitments and Contingencies

        During the three months ended December 31, 2001, the Company agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under an IRU Agreement. As of June 30, 2003, the Company had fulfilled the total purchase obligation.

        In March 1999, the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the "LTN Companies"). In April 2001, the LTN Companies received a federal notice and, in May 2002, a provincial notice of income tax assessment disputing certain deductions from taxable income made by the LTN Companies, prior to the Company's acquisition, in the aggregate amount of $9.1 million (12.2 million CAD), plus penalties and interest of $5.4 million (7.3 million CAD). The Company is disputing the entire assessment. On July 28, 2003, the Company paid $0.7 million (1 million CAD) and committed to pay $0.1 million (100,000 CAD) per month for the next twelve months subject to potential refund if the Company prevails. The Company has recorded an accrual for the amounts that management estimates to be the probable loss. The Company's ultimate legal and financial liability with respect to these proceedings cannot be estimated with certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on its consolidated financial position and results of operations.

        On December 9, 1999, Empresa Hondurena de Telecomunicaciones, S.A. ("Plaintiff"), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to Plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is currently its subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000, and discovery has commenced. A trial date has not yet been set. The Company has recorded an accrual for the amounts that management estimates to be the probable loss. The Company's legal and financial liability with respect to such legal proceeding would not be covered by insurance, and our ultimate liability, if any, cannot be estimated with certainty at this time. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on its financial results. The Company intends to defend the case vigorously. Management believes that this suit will not have a material adverse effect on the Company's consolidated financial position and results of operations.

        The Company and certain of its executive officers have been named as defendants in two separate securities lawsuits brought by stockholders ("Plaintiffs") of Tutornet.com, Inc. ("Tutornet") in the United States District Courts in Virginia and New Jersey. The Plaintiffs sued Tutornet and several of its officers (collectively, the "Non-Primus Defendants") for an undisclosed amount alleging fraud in the sale of Tutornet securities. The Plaintiffs also named the Company and several of its executive officers (the "Primus Defendants") as co-defendants. Neither the Company, nor any of its subsidiaries/affiliates, own, or have ever owned, any interest in Tutornet. In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs against the Non-Primus Defendants only. The Non-Primus Defendants have filed post-trial motions seeking to reverse or reduce the jury's award, and the Plaintiffs have sought a new trial involving the Primus Defendants. On April 2, 2003, the judge denied the Plaintiffs' motion for a new trial and/or to alter and amend the judgment, as well as their motion for directed verdicts involving the Primus Defendants. In May 2003, the Plaintiffs filed an appeal in the 4th Circuit of the United States Court of Appeals regarding the Primus Defendants' dismissal. The New Jersey case was filed on September 24, 2002 and includes claims against the Primus Defendants. The Primus Defendants have moved to dismiss, and the case had been stayed pending further decision by the court in the Virginia case on Plaintiffs' motion for a new trial. Subsequent to the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case have agreed to a dismissal without prejudice of the claims against the Primus Defendants, pending a decision in the appeal by the Plaintiffs in the Virginia case. In both cases, the Company intends to vigorously defend against these actions and believes that the Plaintiffs' claims against the Primus Defendants are without merit. However, the Company's ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time, and there is no entity insurance coverage for these claims. Accordingly, an adverse result for the full amount sought or some percentage thereof could have a material adverse effect on the Company's consolidated financial position and results of operations.

        The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any aggregate liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

(9)
Asset Impairment

        The Company recorded an asset impairment of $0.5 million and $0.3 million for the six months ended June 30, 2003 and 2002, respectively. The impairment in 2003 consisted of a write-off of assets related to the fax-over-IP business that was closed in the Company's Indian venture, DIL, during the three months ended March 31, 2003.

(10)
Basic and Diluted Income per Common Share

        Basic income per common share is calculated by dividing income attributable to common stockholders by the weighted average common shares outstanding during the period. Included in the basic weighted average common shares outstanding for the three and six months ended June 30, 2003 are the effects of the Series C Preferred outstanding as those shares participate in the distribution of earnings in a manner consistent with common shares. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common stock equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company's stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon the conversion of its 2000 Convertible Debentures and the warrants to purchase shares associated with the 1997 Senior Notes computed using the "if-converted" method.

        For both the three and six months ended June 30, 2003 and 2002, 0.3 million and 2.9 million shares, respectively, issuable under the Company's stock option compensation plans, 1.4 million shares issuable upon the assumed conversion of the Company's 2000 Convertible Debentures and warrants to purchase 0.4 million shares associated with the 1997 Senior Notes could potentially dilute net income per common share in the future but were excluded from the calculation of income per common share due to their antidilutive effects.

        A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts, and unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$20,036	$(11,574)	$31,237	$(1,793)
Accreted and deemed dividend on convertible preferred stock	(1,356)	—	(1,678)	—

Income attributable to common stockholders—basic and diluted	$18,680	$(11,574)	$29,559	$(1,793)

Weighted average common shares outstanding—basic	87,774	64,821	85,332	64,367
In-the-money options exercisable under stock option compensation plans	2,970	—	2,240	—

Weighted average common shares outstanding—diluted	90,744	64,821	87,572	64,367

Income per common share:
Basic	$0.21	$(0.18)	$0.35	$(0.03)

Diluted	$0.21	$(0.18)	$0.34	$(0.03)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We, Primus Telecommunications Group, Incorporated, are a global facilities-based telecommunications services provider offering international and domestic voice, Internet, and data services to business and residential retail customers and other carriers located in the United States, Canada, Brazil, the United Kingdom, continental Europe, Australia, India and Japan. We serve the demand for high quality, competitively priced international communications services that is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of data and Internet traffic.

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

  •
  prepaid VMNS (Virtual Mobile Network Services) and calling cards, toll-free services and reorigination services;

  •
  local services in Australia, Canada and Puerto Rico;

  •
  asynchronous transfer mode (ATM) + Internet protocol (IP) broadband services;

  •
  dial-up, dedicated and high-speed Internet access;

  •
  managed and shared Web hosting services and applications; and

  •
  voice-over-Internet protocol (VoIP) services.

        Generally, we price our services competitively with the major carriers operating in our principal service regions. We expect to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant international long distance usage, including SMEs, multinational corporations, ethnic residential customers and other telecommunications carriers and resellers.

        Having completed our global network infrastructure deployment, our primary operational focus is on building scale in our core markets by adding customers and traffic. The combination of network ownership and increasing scale provides us with the ability to reduce our cost structure, improve service quality and reliability, and introduce new products and services.

        Prices in the long distance industry have declined in recent years, and as competition continues to increase, we believe that prices are likely to continue to decrease. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition that could adversely affect our net revenue per minute and gross margin as a percentage of net revenue. However, we believe that any such decreases in our prices will be more than offset by increased communications usage of our network and decreased costs.

        As the portion of traffic transmitted over leased or owned facilities increases, cost of revenue increasingly will be comprised of fixed costs. In order to manage such costs, we pursue a flexible approach with respect to the expansion of our network capacity. In most instances, we initially obtain transmission capacity on a variable-cost, per-minute leased basis, then acquire additional capacity on a fixed-cost basis when traffic volume makes such a commitment cost-effective, and ultimately purchase and operate our own facilities when traffic levels justify such investment. We also seek to lower the cost of revenue through:

  •
  optimizing the routing of calls over the least cost route;

  •
  negotiating lower variable usage based costs with domestic and foreign service providers and negotiating additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others; and

  •
  continuing to expand the capacity of the network when traffic volumes justify such investment.

        In most countries, we generally realize a higher gross margin as a percentage of net revenue on our international long distance as compared to our domestic long distance services and a higher gross margin as a percentage of net revenue on our services to both business and residential customers compared to those realized on our services to other telecommunications carriers. In addition, we generally realize a higher gross margin as a percentage of net revenue on long distance services as compared to those realized on local switched and cellular services. We also generally realize a higher gross margin on our Internet access and data services as compared to voice services. Carrier services, which generate a lower gross margin as a percentage of net revenue than retail business and residential services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows us to obtain greater volume discounts from our suppliers than we otherwise would realize. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide worldwide coverage. Our overall gross margin as a percentage of net revenue may fluctuate based on the relative volumes of international versus domestic long distance services, carrier services versus business and residential long distance services and the proportion of traffic carried on our network versus resale of other carriers' services.

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

        Foreign currency—A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar ("USD"). The local currency of each country is the functional currency for each respective entity. In the future, we expect to continue to derive the majority of net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to the subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks.

Critical Accounting Policies

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2002 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue and valuation of long-lived assets.

Results of Operations

        The following information for the three months ended June 30, 2003 and 2002 (in thousands and unaudited) is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with our most recently filed Form 10-K.

	Three months ended June 30, 2003
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
North America	$120,067	465,854	823,577	1,289,431
Europe	113,656	780,704	247,829	1,028,533
Asia-Pacific	86,517	43,300	206,791	250,091

Total	$320,240	1,289,858	1,278,197	2,568,055

	Three months ended June 30, 2002
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
North America	$90,617	387,061	543,606	930,667
Europe	91,053	539,849	233,466	773,315
Asia-Pacific	69,574	47,018	166,296	213,314

Total	$251,244	973,928	943,368	1,917,296

	Six months ended June 30, 2003
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
North America	$237,764	894,620	1,673,856	2,568,476
Europe	219,185	1,475,645	498,362	1,974,007
Asia-Pacific	163,734	91,415	397,228	488,643

Total	$620,683	2,461,680	2,569,446	5,031,126

	Six months ended June 30, 2002
		Minutes of Long Distance Use
	Net Revenue
		International	Domestic	Total
North America	$185,802	776,522	1,111,839	1,888,361
Europe	175,156	1,072,261	502,686	1,574,947
Asia-Pacific	134,953	92,962	329,831	422,793

Total	$495,911	1,941,745	1,944,356	3,886,101

Results of operations for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

        Net revenue increased $69.0 million or 28% to $320.2 million for the three months ended June 30, 2003 from $251.2 million for the three months ended June 30, 2002. Our data/Internet and VoIP revenue contributed $32.2 million and $18.6 million, respectively, for the three months ended June 30, 2003, as compared to $28.7 million and $13.6 million, respectively, for the three months ended June 30, 2002.

    North America: North American net revenue increased $29.5 million or 33% to $120.1 million for the three months ended June 30, 2003 from $90.6 million for the three months ended June 30, 2002. The increase is primarily attributed to an increase of $15.4 million in retail voice traffic in the United States resulting primarily from the acquisition of the Cable & Wireless ("C&W") customer base in December 2002. The increase in revenue is also due to an increase of $5.2 million associated with the positive impact of the strengthening Canadian dollar ("CAD") against the USD and an increase of $3.3 million in retail voice traffic in Canada resulting from the acquisition of Telesonic Communications Inc. ("TCI") in May 2003. Additionally, an increase of $5.2 million in carrier revenue in the United States contributed to the increase in net revenue.

    Europe: European net revenue increased $22.6 million or 25% to $113.7 million for the three months ended June 30, 2003 from $91.1 million for the three months ended June 30, 2002. The increase is mainly attributable to a $31.9 million increase in prepaid VMNS and calling cards, which includes a favorable currency impact of $8.9 million. The increase is partially offset by a decrease of $5.5 million in business and residential voice traffic in the United Kingdom and a decrease of $2.2 million in our German mobile phone accessory business, Cards & Parts. In October 2002, our ownership percentage in Cards & Parts was reduced, and as a result we began using the equity method of accounting.

    Asia-Pacific: Asia-Pacific net revenue increased $16.9 million or 24% to $86.5 million for the three months ended June 30, 2003 from $69.6 million for the three months ended June 30, 2002. The increase is attributable to an increase of $17.0 million from our Australian operation, of which $11.4 million is associated with the positive impact of the strengthening Australian dollar ("AUD") against the USD and $5.6 million resulted from the growth in Australia's retail voice traffic and Internet business.

        Cost of revenue increased $30.5 million to $196.4 million, or 61.3% of net revenue, for the three months ended June 30, 2003 from $165.9 million, or 66.0% of net revenue, for the three months ended June 30, 2002. With the majority of cost of revenue being variable, based on minutes of use, the increase in cost of revenue is primarily attributable to the increase in net revenue. North American cost of revenue increased $11.4 million primarily due to an increase of $10.7 million in retail voice traffic in the United States associated with the acquisition of the C&W customer base in December 2002. European cost of revenue increased $12.4 million due to an increase in prepaid VMNS and calling cards of $19.6 million, which was partially offset by a decrease of $1.9 million in the mobile phone accessory business. The increase of $6.7 million in cost of revenue in Asia-Pacific is attributable to a $7.3 million increase in Australia mainly due to the impact of the strengthening AUD against the USD. Overall, gross margin percentage increased to 38.7% for the three months ended June 30, 2003 from 34.0% for the three months ended June 30, 2002 due to an increase in the mix of higher margin retail and data/Internet business, select price increases, improved efficiencies in network routing and increasing the utilization of our network.

        Selling, general and administrative expenses increased $27.7 million to $89.2 million, or 27.9% of net revenue, for the three months ended June 30, 2003 from $61.5 million, or 24.5% of net revenue, for the three months ended June 30, 2002. The increase in selling, general and administrative expenses as a percentage of net revenue as well as the absolute increase is primarily attributable to a $21.7 million increase in sales and marketing costs due to increased commissions expense for prepaid VMNS and calling card sales and for agent commissions related to the C&W acquisition. The increase is further attributed to a $3.7 million increase in salaries and benefits, a $1.5 million increase in professional fees, and a $1.0 million increase in general and administrative expenses.

        Depreciation and amortization expense increased $1.4 million to $21.2 million for the three months ended June 30, 2003 from $19.8 million for the three months ended June 30, 2002. The increase consists of an increase in depreciation expense of $1.6 million offset by a decrease in amortization expense of $0.2 million.

        Loss on sale of assets was $0.8 million for the three months ended June 30, 2003. The loss was associated with the sale of our satellite earth station in the United Kingdom.

        Gain on early extinguishment of debt was $8.0 million for the three months ended June 30, 2003. The gain consisted of a $4.3 million gain related to the settlement of an outstanding vendor debt obligation of $14.9 million in Europe for approximately $10.6 million in cash, and a $3.6 million gain resulted from our purchase of $10.2 million in principal amount of senior notes, prior to maturity, for $6.3 million in cash, slightly offset by the write-off of related deferred financing costs.

        Interest expense decreased $2.2 million to $14.6 million for the three months ended June 30, 2003 from $16.8 million for the three months ended June 30, 2002. The decrease is primarily attributed to $2.0 million interest saved from the principal reduction of our senior notes and $1.1 million in interest saved from the reduction of capital lease obligations. The decrease is partially offset by an increase of $0.9 million in interest expense resulting from our accounts receivable financing with Textron Financial, Inc. ("Textron").

        Foreign currency transaction gain increased $14.0 million to $14.8 million for the three months ended June 30, 2003 from $0.8 million for the three months ended June 30, 2002. The increase is attributable to the positive impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries' functional currency.

        Interest income and other income (expense) decreased to an expense of $0.1 million for the three months ended June 30, 2003 from an income of $0.7 million for the three months ended June 30, 2002. The decrease is attributable to a loss of $0.6 million on an equity investment and a decrease of $0.4 million in minority interest income.

        Income tax expense was $0.6 million for the three months ended June 30, 2003. The expense consists of $0.4 million of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Canadian and Australian subsidiaries, and $0.2 million of income tax recognized by our Canadian subsidiary.

Results of operations for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

        Net revenue increased $124.8 million or 25% to $620.7 million for the six months ended June 30, 2003 from $495.9 million for the six months ended June 30, 2002. Our data/Internet and VoIP revenue contributed $60.5 million and $35.1 million, respectively, for the six months ended June 30, 2003, as compared to $57.1 million and $26.6 million, respectively, for the six months ended June 30, 2002.

    North America: North American net revenue increased $52.0 million or 28% to $237.8 million for the six months ended June 30, 2003 from $185.8 million for the six months ended June 30, 2002. The increase is attributed to an increase of $40.7 million in the United States, of which a $37.2 million increase is from retail voice traffic resulting primarily from the acquisition of the C&W customer base in December 2002, and a $5.6 million increase from carrier services. The increase in revenue is also attributed to an increase of $13.2 million in our Canadian operation, of which a $7.5 million increase is associated with the positive impact of the strengthening CAD against the USD, and a $2.8 million increase is in retail voice traffic driven by the acquisition of TCI in May 2003.

    Europe: European net revenue increased $44.0 million or 25% to $219.2 million for the six months ended June 30, 2003 from $175.2 million for the six months ended June 30, 2002. The European net revenue increase is mainly attributable to a $57.0 million increase in prepaid VMNS and calling cards, which includes a favorable currency impact of $15.9 million. The increase is partially offset by an $8.1 million decrease in our German operations, which is comprised of a $5.5 million decrease in our German mobile phone accessory business, Cards & Parts, and a $3.3 million decline in our German carrier services. In October 2002, our ownership percentage in the German mobile phone accessory business, Cards & Parts, was reduced, and as a result we began using the equity method of accounting. The increase is further offset by a $2.5 million decrease in our French operation which was the result of their data/Internet subsidiary, InterNeXt S.A. ("InterNeXt") filing for insolvency administration in July 2002.

    Asia-Pacific: Asia-Pacific net revenue increased $28.7 million or 21% to $163.7 million for the six months ended June 30, 2003 from $135.0 million for the six months ended June 30, 2002. The increase is attributable to an increase of $29.3 million from our Australian operation, which is comprised of an increase of $19.5 million in its retail voice traffic and a $9.8 million increase in its Internet business, which included the positive impact of the strengthening AUD against the USD of $20.5 million.

        Cost of revenue increased $58.9 million to $386.4 million, or 62.3% of net revenue, for the six months ended June 30, 2003 from $327.5 million, or 66.0% of net revenue, for the six months ended June 30, 2002. With the majority of cost of revenue being variable, based on minutes of use, the increase in cost of revenue is primarily attributable to the increase in net revenue. North American cost of revenue increased $24.1 million primarily due to an increase of $16.7 million in retail voice traffic in the United States with the majority of the increase resulting from the acquisition of the C&W customer base in December 2002. European cost of revenue increased $22.9 million due to an increase in prepaid VMNS and calling cards of $34.0 million. The increase is partially offset by a decrease in our German operations of $7.3 million that was a result of a decline of $5.0 million because of the elimination of our mobile phone accessory business, as well as a decrease of $2.9 million in Germany's carrier services. The increase in Europe was further offset by a decrease in France of $2.3 million which was the result of our French operation's data/Internet subsidiary, InterNeXt filing for insolvency administration in July 2002. The increase of $11.9 million in cost of revenue in Asia-Pacific is mainly attributable to a $12.8 million increase in Australia due to increased retail voice traffic and the impact of the strengthening AUD against the USD. Overall, gross margin percentage increased to 37.8% for the six months ended June 30, 2003 from 34.0% for the six months ended June 30, 2002 due to an increase in the mix of higher margin retail and data/Internet business, select price increases, improved efficiencies in network routing and increasing the utilization of our network.

        Selling, general and administrative expenses increased $43.4 million to $166.9 million, or 26.9% of net revenue, for the six months ended June 30, 2003 from $123.5 million, or 24.9% of net revenue, for the six months ended June 30, 2002. The increase is primarily attributable to a $37.3 million increase in sales and marketing costs due to increased commissions expense for prepaid VMNS and calling card sales and for agent commissions related to the C&W acquisition. The increase is also attributable to a $4.4 million increase in salaries and benefits and a $2.2 million increase in professional fees.

        Depreciation and amortization expense increased $1.6 million to $41.6 million for the six months ended June 30, 2003 from $40.0 million for the six months ended June 30, 2002. The increase consists of an increase in depreciation expense of $1.8 million offset by a decrease in amortization expense of $0.2 million.

        Loss on sale of assets was $0.8 million for the six months ended June 30, 2003. The loss was associated with the sale of our satellite earth station in the United Kingdom during the three months ended June 30, 2003.

        Asset impairment write-down expense increased to $0.5 million for the six months ended June 30, 2003 from $0.3 million for the six months ended June 30, 2002. The impairment for the six months ended June 30, 2003 consisted of a write-off of assets related to the fax-over-IP business that was closed in our Indian venture, Direct Internet Limited ("DIL").

        Gain on early extinguishment of debt decreased to $14.6 million for the six months ended June 30, 2003 from $27.3 million for the six months ended June 30, 2002. The $14.6 million gain consists of a $10.3 million gain as a result of our purchase of $53.8 million in principal amount of senior notes, prior to maturity, for $42.5 million in cash, slightly offset by the write-off of related deferred financing costs, and a $4.3 million gain related to the settlement of an outstanding vendor debt obligation of $14.9 million in Europe for approximately $10.6 million in cash.

        Interest expense decreased $4.5 million to $30.0 million for the six months ended June 30, 2003 from $34.5 million for the six months ended June 30, 2002. The decrease is primarily attributed to $3.4 million in interest saved from the principal reduction of our senior notes and $3.0 million in interest saved from the reduction of capital lease obligations, offset by an increase of $2.0 million in interest expense resulting from our accounts receivable financing with Textron.

        Foreign currency transaction gain increased to $24.8 million for the six months ended June 30, 2003 from $0.3 million for the six months ended June 30, 2002. The increase is attributable to the positive impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries' functional currency.

        Interest income and other income decreased to $0.2 million for the six months ended June 30, 2003 from $0.9 million for the six months ended June 30, 2002. The decrease is primarily attributable to a $0.6 million loss in equity investment that is associated with Bekkoame Internet, Inc ("Bekko") in Japan.

        Income tax benefit (expense) decreased to an expense of $3.0 million for the six months ended June 30, 2003 from a benefit of $10.7 million for the six months ended June 30, 2002. The expense primarily consists of $2.0 million of income tax recognized by our Canadian subsidiary and $0.9 million of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Canadian and Australian subsidiaries. The decrease is also the result of a reversal during the three months ended March 31, 2002 of a $5 million tax provision recorded for the alternative minimum taxes ("AMT") at December 31, 2001 that resulted from the Job Creation and Workers Assistance Act of 2002, which suspended the 90% limitation of net operating loss carryforward for AMT. Also, an additional tax benefit was recorded during the six months ended June 30, 2002 of $5.7 million related to a deferred tax asset created by foreign operating loss carryforwards.

Liquidity and Capital Resources

Changes in Cash Flows

        Our liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and international and domestic fiber optic cable transmission capacity, satellite transmission capacity, interest and principal payments on outstanding indebtedness, and acquisitions. We have financed our growth to date through public offerings and private placements of debt and equity securities, vendor financing, capital lease financing, and other financing arrangements.

        Net cash provided by operating activities was $39.2 million for the six months ended June 30, 2003 as compared to net cash provided by operating activities of $6.7 million for the six months ended June 30, 2002. The increase in operating cash generated was comprised of an increase in gross margin of $65.8 million due to revenue growth and cost savings generated through lower variable and fixed costs, a decrease in cash paid for interest of $3.1 million, and additional funds generated from working capital of $7.0 million offset by an increase in sales, general and administrative expenses of $43.4 million.

        Net cash used by investing activities was $10.8 million for the six months ended June 30, 2003 compared to net cash used by investing activities of $13.7 million for the six months ended June 30, 2002. Net cash used by investing activities during the six months ended June 30, 2003 included $9.7 million of capital expenditures primarily for our global network and back office support systems as compared to $13.4 million during the six months ended June 30, 2002.

        Net cash used by financing activities was $55.8 million for the six months ended June 30, 2003 as compared to net cash used by financing activities of $16.0 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, cash used by financing activities consisted of $42.5 million for the purchase of certain of our debt securities and $31.5 million of principal payments on capital leases, vendor financing and other long-term obligations, offset by $8.9 million of financing received through issuance of our Series C Preferred and $9.1 million received from other financing. During the six months ended June 30, 2002, cash used by financing activities consisted of $4.4 million for the purchase of certain of our debt securities and $21.2 million of payments on capital leases, vendor financing and other long-term obligations, offset by $9.5 million of financing received from an accounts receivable financing.

Short- and Long-Term Liquidity Considerations and Risks

        We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to fund our debt service requirements, capital expenditures, and other cash needs for our operations through the foreseeable future. Nonetheless, we will continue to have significant debt and debt service obligations during such period and on a long-term basis. In particular, we have $43.6 million in senior notes that will be due in August 2004 that we intend to pay with internally existing and generated funds and/or possible additional financing. We intend to redeem $10 million principal amount of these senior notes on September 15, 2003. However, there can be no assurance that changes in assumptions or conditions, including those referenced under "Legal Proceedings" and "Special Note Regarding Forward-Looking Statements" will not adversely affect our financial condition or short-term or long-term liquidity position. As of June 30, 2003, we have $36.0 million in future operating lease payments and $542.0 million of indebtedness with payments of principal and interest due as follows:

Year Ending December 31,	Equipment Financing	Senior Notes	Accounts Receivable Financing Facility and Other	Convertible Subordinated Debentures	Operating Leases	Total
	(amounts in thousands and unaudited)
2003 (six months ending December 31 only)	$19,368	$18,416	$8,578	$2,045	$6,763	$55,170
2004	36,339	80,402	10,772	4,089	10,312	141,914
2005	33,346	31,712	36,615	4,089	7,386	113,148
2006	30,828	31,712	32	4,089	4,789	71,450
2007	3,737	31,712	32	73,164	3,682	112,327
Thereafter	235	322,500	233	—	3,103	326,071

Total Minimum Principal & Interest Payments	123,853	516,454	56,262	87,476	36,035	820,080
Less: Amount Representing Interest	(18,006)	(200,728)	(6,901)	(16,357)	—	(241,992)

	$105,847	$315,726	$49,361	$71,119	$36,035	$578,088

        From time to time, we maintain an active dialogue with potential debt and equity investors for raising capital for additional liquidity, debt reduction, payment of debt obligations as they come due, refinancing of existing indebtedness and for additional working capital and growth opportunities. There can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms. If we are successful in raising additional financing, securities comprising a significant percentage of our diluted capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change, including those with respect to our debt levels or the development of the network and the level of our operations and operating cash flow, if our assumptions prove inaccurate, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected.

        In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described under "Special Note Regarding Forward-Looking Statements," and future negotiations we may pursue with the holders of certain of our outstanding debt securities and other instruments, the most efficient use of our capital, including investment in our network and systems, lines of business, potential acquisitions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities and other instruments in privately negotiated transactions, open market transactions or by other means directly or indirectly to the extent permitted by our existing covenant restrictions.

Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that an issuer classify financial instruments that are within scope of SFAS No. 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. We do not expect the adoption of SFAS No. 150 to have a material effect on our consolidated financial position or results of operations.

        In January 2003, FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, or in which we obtain an interest after that date. FIN No. 46 is effective July 1, 2003 to variable interest entities in which are held a variable interest acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on our consolidated financial position and results of operations.

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for guarantees existing as of December 31, 2002. We do not have any guarantees and the adoption of FIN No. 45 did not have a material effect on our consolidated financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. We adopted the provisions of SFAS No. 145 during the three months ended March 31, 2003. It was determined that all of our gains from early extinguishment of debt for the years ended December 31, 2000, 2001, 2002 and 2003 did not meet the criteria established in APB No. 30 to be classified as extraordinary items. For the three and six months ended June 30, 2003, $8.0 million and $14.6 million of gains from early extinguishment of debt, respectively, were reported as income from continuing operations. For the six months ended June 30, 2002, gains on the early extinguishment of debt of $27.3 million were reclassified to income from continuing operations to maintain comparability for the reported periods.

Special Note Regarding Forward-Looking Statements

        Statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include without limitation statements set forth in this document and elsewhere regarding, among other things: our expectations of future growth, revenue, foreign revenue contributions, currency exchange effects, and net income, as well as future liquidity, income from operations, earnings per share, internal growth, cost reduction efforts, cash flow, network development, Internet services development, traffic development, capital expenditures, selling, general and administrative expenses, goodwill impairment charges, service introductions and cash requirements; our financing, refinancing and/or debt repurchase, restructuring or exchange plans or initiatives; liquidity and debt service forecasts; assumptions regarding stable currency exchange rates; management's plans, goals, expectations, guidance, objectives, strategy, and timing for future operations, acquisitions, the revenue impact of the C&W customer acquisition, product plans and performance, predictions or expectations of future growth, results or cash flow; and management's assessment of market factors and future financial performance. Factors and risks, including certain of those described in greater detail herein, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include: changes in business conditions; fluctuations in the exchange rates of currencies, particularly any strengthening of the USD relative to any foreign currencies (see "—Item 3—Quantitative and Qualitative Disclosures about Market Risk"), fluctuations in prevailing trade credit terms or revenues arising from, among other reasons, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers; the possible inability to raise additional capital when needed, or at all; the inability to reduce, exchange or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations; changes in the telecommunications or Internet industry or the general economy or capital markets; adverse tax rulings from applicable taxing authorities; DSL, Internet and telecommunication competition; changes in financial, capital market and economic conditions; changes in service offerings or business strategies; difficulty in migrating or retaining customers, including former C&W customers associated with our recent business acquisition of this customer base, or integrating other assets; difficulty in provisioning VoIP services; changes in the regulatory schemes and regulatory enforcement in the markets in which we operate; restrictions on our ability to follow certain strategies or complete certain transactions as a result of our capital structure or debt covenants; the inability to reduce debt significantly; risks associated with our limited DSL, Internet and Web hosting experience and expertise; entry into developing markets; the possible inability to hire and/or retain qualified sales, technical and other personnel, and to manage growth; risks associated with international operations (including changes in currency exchange rates); dependence on effective information systems; dependence on third parties to enable us to expand and manage our global network and operations; dependence on the implementation and performance of our global ATM+IP communications network; adverse outcomes of outstanding litigation matters; and the outbreak or escalation of hostilities or terrorist acts and adverse geopolitical developments. As such, actual results or circumstances may vary materially from such forward-looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made. We are not necessarily obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors, which could cause results to differ from expectations, include risks described in greater detail below associated with:

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

        Substantial Indebtedness; Liquidity. We currently have substantial indebtedness and anticipate that we and our subsidiaries will incur additional indebtedness in the future. The level of our indebtedness (i) could make it more difficult for us to make required payments of principal and interest on our outstanding debt; (ii) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (iii) requires that a substantial portion of our cash flow from operations, if any, be dedicated to the payment of principal and interest on our indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; (iv) could limit our flexibility in planning for, or reacting to, changes in our business; (v) results in us being more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and (vi) will make us more vulnerable in the event of a downturn in our business.

        Historical and Future Operating Losses and Net Losses; As of June 30, 2003, we had an accumulated deficit of $708.6 million. We incurred net losses of $63.6 million in 1998, $112.7 million in 1999, $174.7 million in 2000, $306.2 million in 2001 and $34.6 million in 2002 before generating net income of $31.2 million for the six months ended June 30, 2003.

        Our recent net income and revenue growth should not necessarily be considered to be indicative of future net income and revenue growth, if any. We cannot assure you that our net income or revenue will grow or be sustained in future periods or that we will be able to achieve or sustain profitability or generate positive cash flow from operations in any future period. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service or working capital requirements. These developments would have a material adverse impact on the trading price of our common stock.

        Limited Operating History; Entry into Internet, Data and VoIP Business; Entry into Developing Markets. We were incorporated in February 1994, and began generating revenue in March 1995. Since

1999, we have been targeting businesses and residential customers for Internet and data services through the Primus brand and other businesses. We have been expanding and intend to continue to expand our offering of data/Internet and VoIP services worldwide. We anticipate offering a broad-range of Internet protocol-based data and voice communications over the global broadband ATM+IP network which we have deployed. We cannot provide assurance that we will successfully expand that business. Currently, we provide Internet services to business and residential customers in the United States, Australia, Canada, Japan, India, Brazil and Spain, and offer Internet transmission services in the Indian Ocean/Southeast Asia regions through our earth stations in India. We cannot provide assurance that our future operations involving these services will generate operating or net income, or positive cash flow on a predictable basis.

        The market for dial-up and broadband Internet connectivity and related services is extremely competitive. Our primary competitors include incumbent operators, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expect we will experience increased competition from traditional telecommunications carriers and cable companies that expand into the market for Internet services.

        Managing Growth. Our continued growth and expansion places a significant strain on our management, operational and financial resources, and increases demands on our systems and controls. We have expanded our retail operations through our recent acquisition of the customer base of Cable & Wireless in the United States and the expansion of our VMNS product, particularly in Europe. To manage our growth effectively, we must continue to implement and improve our operational and financial systems and controls, purchase and utilize other transmission facilities, and expand, train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. We cannot guarantee that we will be able to develop further our facilities-based network or expand at the rate presently planned, or that the existing regulatory barriers to such expansion will be reduced or eliminated. As we proceed with our development, we will place additional demands on our customer support, billing and management information systems, on our support, sales and marketing and administrative resources and on our network infrastructure. We cannot guarantee that our operating and financial control systems and infrastructure will be adequate to maintain and manage effectively our future growth.

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

        Intense Competition in Long Distance Telecommunications and Alternative Services. The long distance telecommunications and data industry is intensely competitive and is significantly influenced by the marketing and pricing decisions of the larger long distance industry and Internet access business participants. In addition, alternative services to traditional fixed wireline services, such as wireless and VoIP services, are a substantial competitive threat. The industry has relatively limited barriers to entry in the more deregulated countries with numerous entities competing for the same customers. Customers frequently change long distance providers and ISPs in response to the offering of lower rates or promotional incentives by competitors. Generally, customers can switch carriers at any time. Competition in all of our markets is likely to stay intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is likely to become similar to the intense competition in the United States. Many of our competitors are significantly larger and have substantially greater financial, technical and marketing resources and larger networks than us, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, as well as long-standing relationships with our target customers. In addition, many of our competitors enjoy economies of scale that result in a lower cost structure for transmission and related costs that could cause significant pricing pressures within the industry. Many companies emerging out of bankruptcy could also end up enjoying a lower cost structure and applying pricing pressure within the industry in order to gain market share.

        Dependence on Transmission Facilities-Based Carriers. We primarily connect our customers' telephone calls through transmission lines that we lease under a variety of arrangements with other facilities-based long distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business is dependent upon whether we continue to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition. Moreover, we lease transmission lines from some vendors that currently are subject to tariff controls and other price constraints which in the future may be changed.

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

        Foreign Currency Risks. A significant portion of net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each respective entity. In the future we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/British pound ("GBP"), and USD/Euro dollar ("EUR"). For the six months ended June 30, 2003, our results were favorably impacted by a weakening of the USD compared to the foregoing currencies. (see "Item 3—Quantitative and Qualitative Disclosures about Market Risk"). Due to the large percentage of our revenues derived outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies, could have an adverse impact on our future results of operations. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive income (loss)" within the stockholders' deficit section of the consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to the subsidiaries. As we are anticipating repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

        Dependence on Effective Information Systems. Our management information systems must grow as our business expands and are expected to change as new technological developments occur. There can be no assurance that we will not encounter delays or cost-overruns or suffer adverse consequences in implementing new systems when required.

        Industry Changes. The international telecommunications industry is changing rapidly due to deregulation, privatization, technological improvements, availability of alternative services such as wireless and VoIP, expansion of infrastructure and the globalization of the world's economies. In order to compete effectively, we must adjust our contemplated plan of development to meet changing market conditions. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Our profitability will depend on our ability to anticipate, assess and adapt to rapid technological changes and our ability to offer, on a timely and cost-effective basis, services that meet evolving industry standards.

        Network Development; Migration of Traffic. Our long-term success is dependent upon our ability to design, implement, operate, manage and maintain a reliable and cost effective network. We could experience delays or cost overruns in the implementation of the network, or our ability to migrate traffic onto our network, which could have a material adverse effect on us.

        Dependence on Key Personnel. We depend upon the efforts of our management team and our key technical, marketing and sales personnel, particularly those of K. Paul Singh, our Chairman, President and Chief Executive Officer. If we lose the services of one or more of these key individuals, particularly Mr. Singh, our business and its future prospects could be materially and adversely affected. We have entered into an employment agreement with Mr. Singh, with an original term through May 30, 2001, but which has been renewed annually through May 30, 2004. We do not maintain any key person life insurance on the lives of any officer, director or key employee. Our future success will also depend on our ability to attract and retain additional key management and technical and sales personnel required in connection with the growth and development of our business. We cannot guarantee that we will be successful in attracting and retaining such executives and personnel.

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

        Foreign currency—A significant portion of net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each respective entity. In the future we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/ AUD, USD/ CAD, USD/GBP, and USD/ EUR. Due to the large percentage of our revenues derived outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies, could have an adverse impact on our future results of operations. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from translation as a charge or credit to "accumulated other comprehensive income (loss)" within the stockholders' deficit section of the consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to the subsidiaries. As we are anticipating repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations.

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

        In the three months ended June 30, 2003, the USD weakened compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is the AUD, CAD and EUR increased 9%, 13% and 33% in local currency compared to the three months ended June 30, 2002, but increased 26%, 26% and 65% in USD, respectively. Our revenue of the subsidiaries whose local currency is the GBP decreased 23% in local currency from the three months ended June 30, 2002, but decreased 15% in USD.

        In the six months ended June 30, 2003, the USD weakened compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD and EUR increased 7%, 7% and 24% in local currency compared to the six months ended June 30, 2002, but increased 23%, 16% and 53% in the USD, respectively. Our revenue of the subsidiaries whose local currency is GBP decreased 13% in local currency from the six months ended June 30, 2002, but decreased 3% in the USD.

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

        The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of June 30, 2003 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible subordinated debentures, leased fiber capacity, equipment financing, and other long-term obligations in effect at June 30, 2003. In the case of the senior notes and convertible debentures, the table excludes the potential exercise of the relevant redemption and conversion features.

	Year of Maturity
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Interest Rate Sensitivity
Fixed Rate	$17,351	$75,576	$33,981	$24,344	$72,899	$272,358	$496,509	$471,626
Average Interest Rate	6%	10%	11%	10%	6%	12%	9%
Variable Rate	$2,918	$4,628	$31,027	$4,866	$1,874	$232	$45,545	$45,545
Average Interest Rate	7%	7%	9%	7%	7%	7%	8%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On December 9, 1999, Empresa Hondurena de Telecomunicaciones, S.A. ("Plaintiff"), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to Plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. We acquired TresCom in June 1998, and TresCom is currently our subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. We filed an answer on January 25, 2000, and discovery has commenced. A trial date has not yet been set. We have recorded an accrual for the amounts that management estimates to be the probable loss. Our legal and financial liability with respect to such legal proceeding would not be covered by insurance, and our ultimate liability, if any, cannot be estimated with certainty at this time. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on our financial results. We intend to defend the case vigorously. Management believes that this suit will not have a material adverse effect on our consolidated financial position and results of operations.

        We and certain of our executive officers have been named as defendants in two separate securities lawsuits brought by stockholders ("Plaintiffs") of Tutornet.com, Inc. ("Tutornet") in the United States District Courts in Virginia and New Jersey. The Plaintiffs sued Tutornet and several of its officers (collectively, the "Non-Primus Defendants") for an undisclosed amount alleging fraud in the sale of Tutornet securities. The Plaintiffs also named us and several of our executive officers (the "Primus Defendants") as co-defendants. Neither we nor any of our subsidiaries/affiliates own, or have ever owned, any interest in Tutornet. In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs against the Non-Primus Defendants only. The Non-Primus Defendants have filed post-trial motions seeking to reverse or reduce the jury's award, and the Plaintiffs have sought a new trial involving the Primus Defendants. On April 2, 2003, the judge denied the Plaintiffs' motion for a new trial and/or to alter and amend the judgment, as well as their motion for directed verdicts involving the Primus Defendants. In May 2003, the Plaintiffs filed an appeal in the 4th Circuit of the United States Court of Appeals regarding the Primus Defendants' dismissal. The New Jersey case was filed on September 24, 2002 and includes claims against the Primus Defendants. The Primus Defendants have moved to dismiss, and the case had been stayed pending further decision by the court in the Virginia case on Plaintiffs' motion for a new trial. Subsequent to the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case have agreed to a dismissal without prejudice of the claims against the Primus Defendants, pending a decision in the appeal by the Plaintiffs in the Virginia case. In both cases, we intend to vigorously defend against these actions and believe that the Plaintiffs' claims against the Primus Defendants are without merit. However, our ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time, and there is no entity insurance coverage for these claims. Accordingly, an adverse result for the full amount sought or some percentage thereof could have a material adverse effect on our consolidated financial position and results of operations.

        We are subject to certain other claims and legal proceedings that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to us. Management believes that any aggregate liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our consolidated financial position and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual meeting of Stockholders held on June 17, 2003, the stockholders of the Company, holding 87,751,739 shares of record, (i) elected Mr. David E. Hershberg, Mr. Nick Earle and Mr. Pradman P. Kaul as directors of the Company for a three-year term, and (ii) approved an amendment of the Company's Employee Stock Option Plan to increase the number of shares reserved for issuance upon exercise of options granted thereunder from 9,000,000 to 13,000,000, and an extension of the expiration date of the Employee Plan from January 2, 2005 to January 2, 2010. The voting results were as follows: 76,137,600, 76,137,856 and 76,347,856 shares were in favor of Mr. David E. Hershberg, Mr. Nick Earle and Mr. Pradman P. Kaul, respectively, no shares against Mr. David E. Hershberg, Mr. Nick Earle and Mr. Pradman P. Kaul, and 438,870, 438,614 and 228,614 were withheld against Mr. David E. Hershberg, Mr. Nick Earle and Mr. Pradman P. Kaul, respectively. The vote approving the amendment to the Company's Employee Option Plan was 40,642,798 shares for, 3,601,186 against and 176,220 shares withheld, respectively. John G. Puente, Douglas M. Karp, K. Paul Singh, John F. DePodesta and Paul G. Pizzani continued as directors of the Company after the meeting, along with Messrs. Hershberg, Earle and Kaul.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits (see index on page 38)

  (b)
  Reports on Form 8-K

    Form 8-K dated May 5, 2003, was filed to announce the Company's results of operations for the quarter ended March 31, 2003.

    Form 8-K dated May 2, 2003, was filed to announce that the Company's Board of Directors approved an amendment to the Company's Stockholder Rights Plan as adopted on December 16, 1998, and subsequently modified.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Date: August 14, 2003	By:	/s/ NEIL L. HAZARD Neil L. Hazard Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
Date: August 14, 2003	By:	/s/ TRACY R. BOOK Tracy R. Book Vice President—Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the "S-8 Registration Statement").
3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the "IPO Registration Statement").
31	Certifications.
32	Certification*.

* This certification is being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

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
SIGNATURES
EXHIBIT INDEX