Form 10-Q
period 2003-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2003-11-14
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-29092

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Old Meadow Road, Suite 300,	22102
McLean, VA	(Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	November 12, 2003
Common Stock $.01 par value	88,405,033

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

NET REVENUE	$328,265	$260,533	$948,948	$756,444
COST OF REVENUE	195,804	170,782	582,190	498,244

GROSS MARGIN	132,461	89,751	366,758	258,200

OPERATING EXPENSES
Selling, general and administrative	87,280	63,570	254,146	187,084
Depreciation and amortization	21,160	20,096	62,713	60,067
Loss on sale of fixed assets	—	—	804	—
Asset impairment write-down	—	233	537	570

Total operating expenses	108,440	83,899	318,200	247,721

INCOME FROM OPERATIONS	24,021	5,852	48,558	10,479

INTEREST EXPENSE	(16,692)	(17,562)	(46,691)	(52,085)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(1,382)	—	13,252	27,251
INTEREST INCOME AND OTHER INCOME	185	5	385	880
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	431	(674)	25,249	(392)

INCOME (LOSS) BEFORE INCOME TAXES	6,563	(12,379)	40,753	(13,867)
INCOME TAX BENEFIT (EXPENSE)	(728)	(1,989)	(3,681)	8,679

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,835	(14,368)	37,072	(5,188)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(10,973)

NET INCOME (LOSS)	5,835	(14,368)	37,072	(16,161)
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	—	—	(1,678)	—
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,835	$(14,368)	$35,394	$(16,161)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) before cumulative effect of change in accounting principle	$0.07	$(0.22)	$0.41	$(0.08)
Cumulative effect of change in accounting principle	—	—	—	(0.17)
Income (loss)	$0.07	$(0.22)	$0.41	$(0.25)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) before cumulative effect of change in accounting principle	$0.06	$(0.22)	$0.40	$(0.08)
Cumulative effect of change in accounting principle	—	—	—	(0.17)
Income (loss)	$0.06	$(0.22)	$0.40	$(0.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	88,015	64,870	86,236	64,536
Diluted	91,763	64,870	90,026	64,536

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,751	$92,492
Accounts receivable (net of allowance for doubtful accounts receivable of $23,076 and $23,406)	190,979	160,421
Prepaid expenses and other current assets	29,455	33,105
Total current assets	343,185	286,018

RESTRICTED CASH	12,329	11,712
PROPERTY AND EQUIPMENT - Net	329,319	330,102
GOODWILL - Net	56,731	48,963
OTHER INTANGIBLE ASSETS - Net	25,217	29,696
OTHER ASSETS	16,607	18,097
TOTAL ASSETS	$783,388	$724,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$100,770	$99,653
Accrued interconnection costs	96,442	98,224
Accrued expenses and other current liabilities	91,122	71,654
Accrued interest	12,503	18,027
Current portion of long-term obligations	81,940	63,231
Total current liabilities	382,777	350,789

LONG-TERM OBLIGATIONS	517,052	537,757
OTHER LIABILITIES	1,826	3,868
Total liabilities	901,655	892,414

COMMITMENTS AND CONTINGENCIES	—	—

SERIES C CONVERTIBLE PREFERRED STOCK, $0.01 par value - 559,950 shares authorized; 438,853 shares issued and outstanding	—	32,297

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A and B, $0.01 par value - 1,895,050 shares authorized; none issued and outstanding	—	—
Convertible preferred stock, Series C, $0.01 par value - 559,950 shares authorized; 559,950 shares issued and outstanding; liquidation preference of $46,725	41,514	—
Common stock, $0.01 par value - 150,000,000 shares authorized; 65,521,195 and 64,927,406 shares issued and outstanding	655	649
Additional paid-in capital	608,687	607,856
Accumulated deficit	(702,760)	(739,832)
Accumulated other comprehensive loss	(66,363)	(68,796)
Total stockholders’ deficit	(118,267)	(200,123)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$783,388	$724,588

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,072	$(16,161)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	62,763	60,171
Non-cash compensation expense	245	—
Asset impairment write-down	537	570
Loss on sale of fixed assets	804	—
Cumulative effect of change in accounting principle	—	10,973
Provision for doubtful accounts receivable	17,377	18,847
Stock issuance - 401(k) Plan and Restricted Stock Plan	258	—
Equity investment loss	688	298
Minority interest share of loss	(311)	(388)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(27,432)	—
Deferred income taxes	—	(3,679)
Gain on early extinguishment of debt	(13,252)	(27,251)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(25,147)	14,284
(Increase) decrease in prepaid expenses and other current assets	9,243	(4,341)
(Increase) decrease in restricted cash	641	(1,672)
Decrease in other assets	2,589	448
Decrease in accounts payable	(10,320)	(6,389)
Decrease in accrued expenses, other current liabilities and other liabilities	(3,176)	(16,842)
Decrease in accrued interest	(3,041)	(3,112)
Sale of trading marketable securities	—	532

Net cash provided by operating activities	49,538	26,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,372)	(21,929)
Cash used for business acquisitions, net of cash acquired	(965)	(138)

Net cash used in investing activities	(15,337)	(22,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	135,925	9,509
Purchase of the Company’s debt securities	(53,623)	(4,383)
Principal payments on capital leases, vendor financing and other long-term obligations	(97,397)	(23,903)
Proceeds from sale of convertible preferred stock, net	8,895	—
Proceeds from sale of common stock	655	114

Net cash used in financing activities	(5,545)	(18,663)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,603	2,539

NET CHANGE IN CASH AND CASH EQUIVALENTS	30,259	(11,903)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,492	83,953

CASH AND CASH EQUIVALENTS, END OF PERIOD	$122,751	$72,050

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$48,147	$53,564
Non-cash investing and financing activities:
Capital lease additions	$—	$139
Leased fiber capacity additions	$2,938	$7,991
Common stock issued for payment on capital lease liability	$—	$744
Acquisition of customer list, financed by long-term obligations	$8,102	$—
Net settlement of vendor obligations and receivables	$—	$5,746

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

NET INCOME (LOSS)	$5,835	$(14,368)	$37,072	$(16,161)

OTHER COMPREHENSIVE INCOME (LOSS) -
Foreign currency translation adjustment	2,855	(5,090)	2,433	11,015
COMPREHENSIVE INCOME (LOSS)	$8,690	$(19,458)	$39,505	$(5,146)

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(1)     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income for the interim periods.  The results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  By June 30, 2002, the Company had completed the first step of the goodwill impairment test and had identified that an impairment condition existed.  The Company completed the second step of the goodwill impairment test during the three months ended December 31, 2002.  A cumulative effect of change in accounting principle of $11.0 million is reflected in the consolidated condensed statement of operations for the nine months ended September 30, 2002.

(2)     Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated condensed financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control.  The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”) and 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”), in all of which the Company has a controlling interest.  Additionally, the Company has a controlling interest in Direct Internet Limited (“DIL”), pursuant to a convertible loan which can be converted at any time into equity of DIL in an amount as agreed upon between the Company and DIL and permitted under local law.  Subsequent to March 31, 2002, the Company began using the equity method of accounting for two of its subsidiaries, InterNeXt S.A. (“InterNeXt”) and Cards & Parts Telecom GmbH (“Cards & Parts”), and its investment in Bekkoame Internet, Inc (“Bekko”). All intercompany profits, transactions and balances have been eliminated in consolidation.  All other investments in affiliates are carried at cost, as the Company does not have significant influence.

Stock-Based Compensation — At September 30, 2003, the Company had three stock-based employee compensation plans.  The Company uses the intrinsic value method to account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Stock-based employee compensation cost of $0.5 million for the nine months ended September 30, 2003 under the intrinsic value method is reflected in net income.  The following table illustrates the effect on income attributable to common stockholders and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts, and unaudited).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Income (loss) attributable to common stockholders, as reported	$5,835	$(14,368)	$35,394	$(16,161)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	503	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(641)	(338)	(2,120)	(1,075)
Pro forma income (loss) attributable to common stockholders	$5,194	$(14,706)	$33,777	$(17,236)

Basic income (loss) per common share:
As reported	$0.07	$(0.22)	$0.41	$(0.25)
Pro forma	$0.06	$(0.23)	$0.39	$(0.27)

Diluted income (loss) per common share:
As reported	$0.06	$(0.22)	$0.40	$(0.25)
Pro forma	$0.06	$(0.23)	$0.38	$(0.27)

Weighted average common shares outstanding:
Basic	88,015	64,870	86,236	64,536
Diluted	91,763	64,870	90,026	64,536

Recent Accounting Pronouncements — In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires that an issuer classify financial instruments that are within scope of SFAS No. 150 as a liability.  Under prior guidance, these same instruments would be classified as equity.  SFAS No. 150 was originally effective for all financial instruments entered into or modified after May 31, 2003.  Otherwise, it is effective on July 1, 2003 for financial instruments entered into or modified prior to June 1, 2003.  As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS No. 150 for certain non-controlling interests of limited-life entities that are consolidated in the financial statements. The Company has accordingly deferred adoption of this aspect of the standard pending further guidance and is unable at this time to determine the impact to the Company’s financial position or results of operations.  The adoption of the effective portions of SFAS No. 150 did not have a material effect on its consolidated financial position or results of operations.

In January 2003, FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date.  With respect to variable interest entities created prior to February 1, 2003, FIN No. 46 was originally scheduled to be effective in the first interim period beginning after June 15, 2003.  However, on October 9, 2003, the FASB deferred the effective date of application for entities created before February 1, 2003 until the end of the first period ending after December 15, 2003 in order to allow companies more time to completely analyze those entities.  Accordingly, the Company will adopt FIN No. 46 with respect to variable interest entities created prior to February 1, 2003 as of December 31, 2003.  The adoption of the effective portions of FIN No. 46 did not have a material effect on its consolidated financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  FIN No. 45 also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee.  The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for guarantees existing as of December 31, 2002.  The adoption of FIN No. 45 did not have a material effect on its consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.”  Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified.  These provisions are effective for fiscal years beginning after May 15, 2002.  Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions.  These lease provisions are effective for transactions occurring after May 15, 2002.  The Company adopted the provisions of SFAS No. 145 during the three months ended March 31, 2003.  It was determined that all of the Company’s gains (loss) from early extinguishment of debt for the nine months ended September 30, 2003 and the years ended December 31, 2002, 2001 and 2000 did not meet the criteria established in APB No. 30 to be classified as extraordinary items.  For the three and nine months ended September 30, 2003, a loss of $1.4 million and a gain of $13.3 million from early extinguishment of debt, respectively, were reported as income/(loss) from continuing operations.  For the nine months ended September 30, 2002, gains on the early extinguishment of debt of $27.3 million were reclassified to income from continuing operations to maintain comparability for the reported periods.

Reclassification — Certain prior year amounts have been reclassified to conform to current year presentations.

(3)     Acquisitions

In March 2003, the Company acquired the assets of Weslink Datalink Corporation (“Interlynx”), a Canadian Internet service provider (ISP), for $0.6 million in cash.

In April 2003, the Company acquired 100% of Onsite Access (“Onsite”), a Canadian local service provider to business customers, for $0.5 million in cash.

In May 2003, the Company acquired 100% of Echo OnLine Internet Inc. and subsidiaries (“Echo”), a Canadian ISP, for $1.9 million in cash.

In June 2003, the Company acquired 100% of Telesonic Communications Inc. (“TCI”), a Canadian prepaid card company, for $3.8 million in cash.  The terms of the acquisition agreement provide for additional consideration which is expected to be in the range of $5 million in cash to be paid over the period through May 2005 if the acquired company’s results of operations exceed certain targeted levels and certain other business requirements are met.  The remaining consideration will be recorded as additional cost of the acquired company in accordance with SFAS No. 141, “Business Combinations.”

The Company has accounted for all of these acquisitions using the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired companies have been included in the Company’s financial statements since the respective acquisition dates.  The purchase prices, including direct costs, of the Company’s acquisitions were allocated to the net assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates.  If these companies were acquired on January 1, 2003, the results of their operations would not be material to the consolidated financial statements of the Company, and therefore, pro forma financial information has not been disclosed.

(4)     Goodwill and Other Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (in thousands and unaudited):

	September 30, 2003		December 31, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$165,357	$(141,338)	$146,394	$(117,079)
Other	2,344	(1,146)	1,354	(973)

Total	$167,701	$(142,484)	$147,748	$(118,052)

Amortization expense for customer lists and other intangible assets for the three months ended September 30, 2003 and 2002 was $5.2 million and $5.4 million, respectively.  Amortization expense for customer lists and other intangible assets for the nine months ended September 30, 2003 and 2002 was $15.5 million and $15.8 million, respectively.  The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007 to be approximately $20.3 million, $12.3 million, $6.5 million, $0.7 million and $0.7 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands and unaudited):

	September 30, 2003	December 31, 2002
	Carrying	Carrying
	Amount	Amount

Goodwill	$56,731	$48,963

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands and unaudited):

	North
	America	Europe	Asia-Pacific	Total

Balance as of January 1, 2003	$40,920	$1,610	$6,433	$48,963
Goodwill acquired during period	1,391	—	—	1,391
Effect of change in foreign
currency exchange rates	5,267	170	940	6,377

Balance as of September 30, 2003	$47,578	$1,780	$7,373	$56,731

(5)     Long-Term Obligations

Long-term obligations consisted of the following (in thousands and unaudited):

	September 30,	December 31,
	2003	2002

Obligations under capital leases	$4,690	$8,551
Equipment financing	—	72,945
Leased fiber capacity	39,620	36,107
Accounts receivable financing facility and other	45,881	42,948
Senior notes	305,682	369,318
Convertible senior notes	132,000	—
Convertible subordinated debentures	71,119	71,119
Subtotal	598,992	600,988
Less: Current portion of long-term obligations	(81,940)	(63,231)
Total long-term obligations	$517,052	$537,757

The indentures governing the senior notes, convertible senior notes and convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants that, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends.

Senior Notes, Convertible Senior Notes and Convertible Subordinated Debentures

In September 2003, the Company completed the sale of $132 million in aggregate principal amount of 3¾% convertible senior notes due 2010 (“September 2003 Convertible Senior Notes”) with semi-annual interest payments due on March 15th and September 15th, with the first payment due on March 15, 2004.  Holders of these notes may convert their notes into the Company’s common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances.  The notes are convertible in the aggregate into 14,157,925 shares of the Company’s common stock.

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5¾% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) with semi-annual interest payments due on February 15th and August 15th.  On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000.  The debentures were convertible into approximately 6,025,170 shares of the Company’s common stock based on a conversion price of $49.7913 per share.  During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of the debentures through $36.4 million of open market purchases and $192.5 million of conversions to its common stock.  The principal that was converted to common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001.  The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations.  See the table below for detail on debt repurchases since December 31, 2001.

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12¾% senior notes due 2009 (“October 1999 Senior Notes”).  The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at the Company’s option at any time after October 15, 2004.  During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases.  In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate.  The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001.

In January 1999, the Company completed the sale of $200 million in aggregate principal amount of 11 1/4% senior notes due 2009 (“January 1999 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th.  The January 1999 Senior Notes are due January 15, 2009 with early redemption at the Company’s option at any time after January 15, 2004.  In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of its 11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture.  During the three months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases.  In June, November and December 2002 and April 2003, the Company retired all of the January 1999 Senior Notes that it had previously purchased in the principal amount of $135.6 million in aggregate.  The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001.

On May 19, 1998, the Company completed the sale of $150 million in aggregate principal amount of 9 7/8% senior notes due 2008 (“1998 Senior Notes”) with semi-annual interest payments due on May 15th and November 15th.  The 1998 Senior Notes are due May 15, 2008 with early redemption at the Company’s option any time after May 15, 2003.  During the three months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases.  In June, October and December 2002 and April 2003, the Company retired all of the 1998 Senior Notes that it had previously purchased in the principal amount of $103.4 million in aggregate.  The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001.

On August 4, 1997, the Company completed the sale of $225 million in aggregate principal amount of 11¾% senior notes due 2004 (“1997 Senior Notes”) and warrants to purchase 392,654 shares of its common stock, with semi-annual interest payments due on February 1st and August 1st.  The 1997 Senior Notes are due August 1, 2004 with early redemption at the Company’s option any time after August 1, 2003, at par plus accrued interest to the date of redemption.  During the nine months ended September 30, 2003 and the years ended December 31, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases.  During the three and nine months ended September 30, 2003, the Company purchased, prior to maturity, $10.0 million and $53.7 million principal amount of the 1997 Senior Notes, respectively.  In January 2003, the Company entered into a Supplemental Indenture to amend the terms of the 1997 Senior Notes to eliminate substantially all of the covenants relating to such notes.  In June 2002, November 2002, January 2003 and February 2003, the Company retired $181.4 million in principal amount of the 1997 Senior Notes that it had previously purchased.  The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001.  See Note 11 — “Subsequent Events.”

The following table shows the changes in the balances of the Company’s senior notes, convertible senior notes and convertible subordinated debentures for the nine months ended September 30, 2003 and the year ended December 31, 2002 (unaudited).

For the nine months ended September 30, 2003
	Balance at December 31, 2002	Debt Issuance	Principal Purchases	Conversion to Common Stock	Warrant Amortization and Write-off	Balance at September 30, 2003	Cash Paid for Purchase of Principal
2003 3¾% Convertible
Senior Notes due 2010	$—	$132,000,000	$—	$—	$—	$132,000,000	$—

2000 5¾% Convertible
Debentures due 2007	71,119,000	—	—	—	—	71,119,000	—

October 1999 12¾%
Senior Notes due 2009	115,680,000	—	—	—	—	115,680,000	—

January 1999 11 1/4%
Senior Notes due 2009	116,420,000	—	(6,523,000)	—	—	109,897,000	4,052,414

1998 9 7/8% Senior
Notes due 2008	50,220,000	—	(3,640,000)	—	—	46,580,000	2,261,350

1997 11¾% Senior
Notes due 2004	86,997,727	—	(53,650,000)	—	177,247	33,524,974	46,235,500

Total	$440,436,727	$132,000,000	$(63,813,000)	$—	$177,247	$508,800,974	$52,549,264

For the year ended December 31, 2002
	Balance at December 31, 2001	Debt Issuance	Principal Purchases	Conversion to Common Stock	Warrant Amortization and Write-off	Balance at December 31, 2002	Cash Paid for Purchase of Principal
2000 5¾% Convertible
Debentures due 2007	$71,119,000	$—	$—	$—	$—	$71,119,000	$—

October 1999 12¾%
Senior Notes due 2009	126,680,000	—	(11,000,000)	—	—	115,680,000	1,485,000

January 1999 11 1/4%
Senior Notes due 2009	139,587,000	—	(23,167,000)	—	—	116,420,000	3,782,045

1998 9 7/8% Senior
Notes due 2008	69,020,000	—	(18,800,000)	—	—	50,220,000	9,776,000

1997 11¾% Senior
Notes due 2004	86,857,345	—	—	—	140,382	86,997,727	—

Total	$493,263,345	$—	$(52,967,000)	$—	$140,382	$440,436,727	$15,043,045

Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

In December 1999, the Company agreed to purchase $23.2 million of fiber capacity from Qwest Communications, which provides the Company with an asynchronous transfer mode (“ATM”) + Internet protocol (“IP”) based international broadband backbone.  The backbone is comprised of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas.  In March 2000, the Company agreed to purchase an additional $20.8 million of fiber capacity and as of June 30, 2001 had fulfilled the total purchase obligation.  As of December 31, 2001, the Company had made cash payments of $27.1 million and in June 2002 settled its outstanding payment obligation of $16.4 million with Qwest for $10 million in cash, which has been fully paid as of September 30, 2003.  The Company recorded this transaction in accordance with FIN No. 26, “Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease,” and accordingly, the transaction resulted in a reduction of property and equipment of $7.2 million during the three months ended June 30, 2002.

During the three months ended September 30, 2001, the Company accepted delivery of fiber optic capacity on an indefeasible rights of use (“IRU”) basis from Southern Cross Cables Limited (“SCCL”).  The Company and SCCL entered into an arrangement financing the capacity purchase.  During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL.  Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term, and continues to bear interest at 6.0% above LIBOR (7.12% at September 30, 2003).  The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement.  As of September 30, 2003, the Company had fulfilled the total purchase obligation.  At September 30,

2003 and December 31, 2002, the Company had a liability recorded under this agreement in the amount of $18.2 million and $18.4 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $34.6 million (51.1 million Australian dollars (“AUD”)) from Optus Networks Pty. Limited.  As of December 31, 2001, the Company had fulfilled the total purchase obligation.  The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%.  During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%.  At September 30, 2003 and December 31, 2002, the Company had a liability recorded in the amount of $21.1 million and $17.2 million, respectively.

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

During the years ended December 31, 2000 and 1999, NTFC Capital Corporation (“NTFC”) and General Electric Capital Corporation (“GECC”) provided the Company with financing in the amount of $65.0 million in aggregate to fund the purchase of telecommunications equipment (the “Equipment Facilities”), secured by the equipment purchased.  During the three months ended March 31, 2003, NTFC and GECC signed an agreement with the Company to amend the terms of the Equipment Facilities to, among other things, merge the facilities into one agreement, defer principal payments otherwise due during the period from January 2002 through June 2003, decrease the interest rates to 8.0% from a range of 9.72% to 11.56%, extend the repayment period through 2006, and further secure the Equipment Facilities through liens placed on additional pieces of property, plant and equipment.  Additional fees of $2.9 million were incurred in connection with the renegotiation, which brought the effective interest rate for the new agreement to 10.27%.  These amounts had been deferred and would be amortized using the effective interest method over the life of the agreement.  During the three months ended September 30, 2003, the Company fully paid its outstanding borrowings of $55.2 million utilized under the Equipment Facilities.

During the year ended December 31, 1999, Ericsson Financing Plc (“Ericsson”) provided the Company with $35.5 million (21.3 million British pounds (“GBP”)) in financing to fund the purchase of network equipment, secured by the equipment purchased.  In April 2003, the Company settled its outstanding payment obligation of $14.9 million for approximately $10.6 million (one payment of 5.9 million GBP and one payment of 8.7 million Danish Krona), which was paid in April 2003.  The Company had liabilities of $15.2 million recorded at December 31, 2002.

Other

In March 2002, the Company consummated a transaction financing accounts receivable of a certain wholly-owned subsidiary with Textron Financial Inc. (“Textron”).  The Company pledged $17.8 million and $15.5 million as collateral as of September 30, 2003 and December 31, 2002, respectively, and recorded a liability of $15.2 million and $14.9 million, respectively, which is included in current portion of long-term obligations as the financing is payable on demand.  This financing will terminate by March 2005 and bears fees at a rate of Bloomberg BBSWIB rate plus 5.75% per annum (10.6% at September 30, 2003), plus an additional $150,000 per annum.  In July 2001, the Company consummated a transaction financing accounts receivable of its wholly-owned Canadian subsidiary, Primus Canada, with Textron Financial Canada Limited, an affiliate of Textron.  The Company pledged $14.9 million and $15.3 million of its accounts receivable as collateral as of September 30, 2003 and December 31, 2002, respectively, and recorded a liability of $10.5 million and $10.4 million, respectively, which is included in current portion of long-term obligations as the financing is payable on demand.  This financing will terminate by March 2005 and bears fees at a rate of Canada Prime Rate plus 3.25% (7.75% at September 30, 2003), plus an additional $296,250 per annum.  These transactions with Textron collectively permit borrowings of up to $29.8 million, depending on the level of customer receivables.

In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of Cable & Wireless (“C&W”).  The Company started acquiring the customer base during the three months ended December 31, 2002, which resulted in a liability of $7.6 million and $9.9 million at September 30, 2003 and December 31, 2002, respectively.  The remaining purchase price will be paid through a deferred payment arrangement over a two-year period, ending in December 2004, and bears no interest.

During the three months ended March 31, 2003, Primus Canada signed an agreement with The Manufacturers Life Insurance Company (“Manulife”) to fund $14.8 million (20.0 million CAD) for acquisitions.  As of September 30, 2003, $9.6 million (13.0 million CAD) had been utilized under this facility.  The funding is payable in full in March 2005 and bears an interest rate of 15.0% per annum.

(6)     Convertible Preferred Stock

In December 2002, the Company signed an agreement to sell 559,950 newly-authorized shares of its Series C convertible preferred stock (the “Series C Preferred”) for an aggregate purchase price of $42 million. On December 31, 2002, the Company issued 438,853 shares of Series C Preferred for approximately $32.3 million, net of $0.6 million of offering costs.  At a special meeting of the Company’s stockholders on March 31, 2003, its stockholders voted to approve the issuance of the remaining 121,097 shares of Series C Preferred for approximately $8.9 million in cash, net of $0.2 million of offering costs.

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

The Company issued the remaining 121,097 shares of Series C Preferred shares in April 2003.  At the time of issuance, the fair value of the Company’s stock was greater than the conversion price.  The Company calculated a beneficial conversion feature to be $1.4 million, which has been recorded as a deemed dividend.

On April 30, 2003, the Company’s Board of Directors approved an amendment to the Company’s Stockholder Rights Plan which provides if the rights issued to stockholders under the Rights Plan are triggered, the Company may exchange for each right one share of Company common stock (or 1/1000 of a share of Series B Company Preferred Stock).  With this amendment, the issuance of common stock or Series B Company Preferred Stock is no longer elective on the part of the rights holder, but is elective on the part of the Company.  Because the decision regarding the issuance of common stock in exchange for rights is under the control of the Company, the Series C Preferred shares are no longer considered mezzanine financing and have been reclassified to the equity section of the balance sheet as of April 30, 2003.  See Note 11 — “Subsequent Events.”

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

Summary information with respect to the Company’s segments is as follows (in thousands and unaudited):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net Revenue
North America
United States	$73,309	$53,346	$214,121	$153,427
Canada	57,551	40,238	152,715	122,241
Other	923	1,254	2,711	4,971
Total North America	131,783	94,838	369,547	280,639
Europe
United Kingdom	40,217	36,523	107,117	105,656
Germany	12,528	14,429	40,814	50,790
Netherlands	31,518	22,177	116,074	49,716
Other	18,979	21,078	58,422	63,201
Total Europe	103,242	94,207	322,427	269,363
Asia-Pacific
Australia	88,305	65,211	242,638	190,210
Other	4,935	6,277	14,336	16,232
Total Asia-Pacific	93,240	71,488	256,974	206,442
Total	$328,265	$260,533	$948,948	$756,444

Income (Loss) From Operations
North America	$8,211	$190	$12,102	$(10,706)
Europe	4,097	340	6,856	3,737
Asia-Pacific	11,713	5,322	29,600	17,448
Total	$24,021	$5,852	$48,558	$10,479

	September 30,	December 31,
	2003	2002
Assets
North America
United States	$196,343	$215,006
Canada	155,597	108,247
Other	7,755	7,125
Total North America	359,695	330,378
Europe
United Kingdom	89,284	72,178
Germany	19,369	25,410
Netherlands	19,990	29,586
Other	57,425	60,326
Total Europe	186,068	187,500
Asia-Pacific
Australia	210,775	179,195
Other	26,850	27,515
Total Asia-Pacific	237,625	206,710
Total	$783,388	$724,588

The Company offers three main products — Voice, data/Internet, and voice-over-Internet protocol (“VoIP”) in all three segments.  Summary net revenue information with respect to the Company’s products is as follows (in thousands and unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Voice	$278,476	$216,963	$803,572	$629,122
Data/Internet	33,249	27,895	93,711	85,041
VoIP	16,540	15,675	51,665	42,281
Total	$328,265	$260,533	$948,948	$756,444

(8)     Commitments and Contingencies

In March 1999, the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the “LTN Companies”).  In April 2001, the LTN Companies received a federal notice and, in May 2002, a provincial notice of income tax assessment disputing certain deductions from taxable income made by the LTN Companies, prior to the Company’s acquisition, in the aggregate amount of $9.7 million (13.2 million CAD), plus penalties and interest of $5.1 million (6.8 million CAD).  The Company is disputing the entire assessment.  As of September 30, 2003, the Company paid $0.9 million (1.3 million CAD) and committed to pay $0.1 million (100,000 CAD) per month for the next twelve months subject to potential refund if the Company prevails.  The Company has recorded an accrual for the amounts that management estimates to be the probable loss.  The Company’s ultimate legal and financial liability with respect to these proceedings cannot be estimated with certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on its consolidated financial position and results of operations.

On December 9, 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to Plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is currently its subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000, and discovery has commenced.  A trial date has not yet been set.  The Company has recorded an accrual for the amounts that management estimates to be the probable loss.  The Company’s legal and financial liability with respect to such legal proceeding would not be covered by insurance, and our ultimate liability, if any, cannot be estimated with certainty at this time.  Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on its financial results. The Company intends to defend the case vigorously. Management believes that this suit will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

The Company and certain of its executive officers have been named as defendants in two separate securities lawsuits brought by stockholders (“Plaintiffs”) of Tutornet.com, Inc. (“Tutornet”) in the United States District Courts in Virginia and New Jersey.  The Plaintiffs sued Tutornet and several of its officers (collectively, the “Non-Primus Defendants”) for an undisclosed amount alleging fraud in the sale of Tutornet securities.  The Plaintiffs also named the Company and several of its executive officers (the “Primus Defendants”) as co-defendants.  Neither the Company, nor any of its subsidiaries/affiliates, own, or have ever owned, any interest in Tutornet.  In the Virginia case, the Primus Defendants were dismissed before the case went to the jury.  The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs against the Non-Primus Defendants only.  The Non-Primus Defendants have filed post-trial motions seeking to reverse or reduce the jury’s award, and the Plaintiffs have sought a new trial involving the Primus Defendants. On April 2, 2003, the judge denied the Plaintiffs’ motion for a new trial and/or to alter and amend the judgment, as well as their motion for directed verdicts involving the Primus Defendants.  In May 2003, the Plaintiffs filed an appeal in the 4th Circuit of the United States Court of Appeals regarding the Primus Defendants’ dismissal, which appeal is pending. The New Jersey case was filed on September 24, 2002 and includes claims against the Primus Defendants. The Primus Defendants had moved to dismiss, and the case had been stayed pending further decision by the court in the Virginia case on Plaintiffs’ motion for a new trial. After the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case agreed to a dismissal without prejudice of the claims against the Primus Defendants, pending a decision in the appeal by the Plaintiffs in the Virginia case.  In both cases, the Company intends to vigorously defend against these actions and believes that the Plaintiffs’ claims against the Primus Defendants are without merit.  However, the Company’s ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time, and there is no entity insurance coverage for these claims.  Accordingly, an adverse result for the full amount sought or some percentage thereof could have a material adverse effect on the Company’s consolidated financial position and results of operations.

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

(9)     Asset Impairment

The Company recorded an asset impairment of $0.5 million and $0.6 million for the nine months ended September 30, 2003 and 2002, respectively.  The impairment in 2003 consisted of a write-off of assets related to the fax-over-IP business that was closed in the Company’s Indian venture, DIL, during the three months ended March 31, 2003.

(10)   Basic and Diluted Income per Common Share

Basic income per common share is calculated by dividing income attributable to common stockholders by the weighted average common shares outstanding during the period.  Included in the basic weighted average common shares outstanding for the three and nine months ended September 30, 2003 are the effects of the Series C Preferred outstanding as those shares participate in the distribution of earnings in a manner consistent with common shares.  Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common stock equivalents.  Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon the conversion of its September 2003 Convertible Senior Notes and 2000 Convertible Subordinated Debentures and the warrants to purchase shares associated with the 1997 Senior Notes computed using the “if-converted” method.

For the three and nine months ended September 30, 2003, 0.2 million and 0.3 million shares, respectively, issuable under the Company’s stock option compensation plans could potentially dilute income per common share in the future but were excluded from the calculation of income per common share due to their antidilutive effects.  For both the three and nine months ended September 30, 2002, 2.7 million shares issuable under the Company’s stock option compensation plans, 1.4 million shares issuable upon the assumed conversion of the Company’s 2000 Convertible Subordinated Debentures and warrants to purchase 0.4 million shares associated with the 1997 Senior Notes could potentially dilute income per common share in the future but were excluded from the calculation of income per common share due to their antidilutive effects.

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts, and unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income (loss)	$5,835	$(14,368)	$37,072	$(16,161)
Accreted and deemed dividend on convertible
preferred stock	—	—	(1,678)	—
Income attributable to common stockholders —
basic and diluted	$5,835	$(14,368)	$35,394	$(16,161)

Weighted average common shares outstanding — basic	88,015	64,870	86,236	64,536
In-the-money options exercisable under stock
option compensation plans	3,748	—	2,960	—
Weighted shares convertible related to
September 2003 convertible senior notes	—		830
Weighted average common shares outstanding —
diluted	91,763	64,870	90,026	64,536

Income per common share:
Basic	$0.07	$(0.22)	$0.41	$(0.25)
Diluted	$0.06	$(0.22)	$0.40	$(0.25)

(11)   Subsequent Events

In October 2003, the Company redeemed the remaining $33.6 million principal amount of the 1997 Senior Notes at par plus accrued interest to the date of redemption.

In October 2003, the Company filed a Form S-3 resale registration statement to satisfy certain of its obligations under a registration rights agreement that the Company entered into in connection with its recent private placement of $132 million in aggregate principal amount of 3 ¾% September 2003 Convertible Senior Notes due September 15, 2010.  This registration statement went effective on November 7, 2003.

In November 2003, the Company filed a Form S-3 resale registration statement in connection with its Series C Preferred which is currently under review by the Securities and Exchange Commission (“SEC”).   The selling security holders, prior to the S-3 filing, converted 559,950 shares of convertible preferred stock into 22,616,990 shares of common stock.  During a 270-day period commencing November 4, 2003, certain selling security holders’ shares will be subject to the terms of a lock-up agreement with the Company, which will generally prohibit the resale of 13,540,008 of such shares.

In November 2003, the Company filed a Form S-3 shelf registration statement in the amount of $200,000,000 which is currently under review by the SEC.  When this shelf registration becomes effective, the Company may sell common stock, preferred stock, debt securities and warrants in one or more offerings up to a total dollar amount of $200,000,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We, Primus Telecommunications Group, Incorporated and our subsidiaries, are a global, facilities-based telecommunications services provider offering international and domestic voice, Internet and data services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom and western Europe. Our focus is to service the demand for high quality, competitively priced international communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of Internet and data traffic.

Generally, we price our services competitively with the major carriers operating in our principal service regions. We expect to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, Internet and data), including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, particularly ethnic customers, and other telecommunications carriers and resellers.

Having completed our global network infrastructure deployment, our primary operational focus is on building scale in our core markets by adding customers and traffic. The combination of network ownership and increasing scale provides us with the ability to reduce our cost structure, improve service quality and reliability, and introduce new products and services.

Prices in the long distance industry have declined in recent years, and as competition continues to increase, we believe that prices are likely to continue to decrease. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition that could adversely affect our net revenue per minute. However, we believe that any such decreases in our prices will be more than offset by increased communications usage of our network and decreased costs.

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

•              negotiating lower variable usage based costs with domestic and foreign service providers and negotiating additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others; and

•              continuing to expand the capacity of our network when traffic volumes justify such investment.

In most countries, we generally realize a higher gross margin as a percentage of net revenue on our international long distance as compared to our domestic long distance services and a higher gross margin as a percentage of net revenue on our services to both business and residential customers compared to those realized on our services to other telecommunications carriers. In addition, we generally realize a higher gross margin as a percentage of net revenue on long distance services as compared to those realized on local switched and cellular services. We also generally realize a higher gross margin on our Internet access and data services as compared to voice services. Carrier services, which generate a lower gross margin as a percentage of net revenue than retail business and residential services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows us to obtain greater volume discounts from our suppliers than we otherwise would realize. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall gross margin as a percentage of net revenue may fluctuate based on the relative volumes of international versus domestic long distance services, carrier services versus business and residential long distance services, Internet and data services versus voice services and the proportion of traffic carried on our network versus resale of other carriers’ services.

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

Foreign currency - A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to the subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2002 for a detailed discussion of our critical accounting policies.  These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue and valuation of long-lived assets.  No significant changes in our critical accounting policies have occurred since December 31, 2002.

Results of Operations

The following information for the three months and nine months ended September 30, 2003 and 2002 (in thousands and unaudited) is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with our most recently filed Form 10-K.

	Three months ended September 30, 2003
	Net	Minutes of Use
	Revenue	International	Domestic	Total
North America	$131,783	545,391	838,568	1,383,959
Europe	103,242	678,734	206,523	885,257
Asia-Pacific	93,240	45,978	219,706	265,684

Total	$328,265	1,270,103	1,264,797	2,534,900

	Three months ended September 30, 2002
	Net	Minutes of Use
	Revenue	International	Domestic	Total
North America	$94,838	405,830	518,241	924,071
Europe	94,207	549,627	277,491	827,118
Asia-Pacific	71,488	51,526	178,016	229,542

Total	$260,533	1,006,983	973,748	1,980,731

	Nine months ended September 30, 2003
	Net	Minutes of Use
	Revenue	International	Domestic	Total
North America	$369,547	1,440,011	2,512,424	3,952,435
Europe	322,427	2,154,379	704,885	2,859,264
Asia-Pacific	256,974	137,393	616,934	754,327

Total	$948,948	3,731,783	3,834,243	7,566,026

	Nine months ended September 30, 2002
	Net	Minutes of Use
	Revenue	International	Domestic	Total
North America	$280,639	1,182,351	1,630,080	2,812,431
Europe	269,363	1,621,888	780,177	2,402,065
Asia-Pacific	206,442	144,489	507,847	652,336

Total	$756,444	2,948,728	2,918,104	5,866,832

Results of operations for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

Net revenue increased $67.8 million or 26% to $328.3 million for the three months ended September 30, 2003 from $260.5 million for the three months ended September 30, 2002.  Our data/Internet and VoIP revenue contributed $33.2 million and $16.5 million, respectively, for the three months ended September 30, 2003, as compared to $27.9 million and $15.7 million, respectively, for the three months ended September 30, 2002.

North America:  North American net revenue increased $37.0 million or 39% to $131.8 million for the three months ended September 30, 2003 from $94.8 million for the three months ended September 30, 2002.  The increase is attributed to an increase of $17.5 million in retail voice traffic in the United States resulting primarily from the acquisition of the Cable & Wireless (C&W) customer base in December 2002, an increase of $11.2 million and $5.7 million in the usage of prepaid calling cards in Canada as a result of the acquisition of Telesonic Communications Inc. (TCI) and the United States, respectively, and an increase of  $6.2 million in retail voice traffic in Canada.  Of the total increase in Canada, $6.7 million is associated with the positive impact of the strengthening Canadian dollar (CAD) against the USD.  The increase is partially offset by a decrease of $4.4 million in sales from our third party agent division and international consumer division in the United States.

Europe:  European net revenue increased $9.0 million or 10% to $103.2 million for the three months ended September 30, 2003 from $94.2 million for the three months ended September 30, 2002.  The increase is mainly attributable to a $16.0 million increase in prepaid Virtual Mobile Network Services (VMNS) and calling cards, of which $4.0 million is associated with the positive impact of the strengthening Euro against the USD.  The increase is further attributable to the positive impact of the strengthening foreign currency exchange rates against the USD.  The increase is partially offset by a decrease of $3.7 million in retail voice traffic in the United Kingdom and a decrease of $3.2 million in carrier services, primarily in Germany and France.

Asia-Pacific:  Asia-Pacific net revenue increased $21.7 million or 30% to $93.2 million for the three months ended September 30, 2003 from $71.5 million for the three months ended September 30, 2002.  The increase is attributable to an increase of $23.1 million from our Australian operation, of which $14.9 million is associated with the positive impact of the strengthening Australian dollar (“AUD”) against the USD, and $8.7 million resulted from growth in Australia’s retail voice traffic.

Cost of revenue increased $25.0 million to $195.8 million, or 59.6% of net revenue, for the three months ended September 30, 2003 from $170.8 million, or 65.6% of net revenue, for the three months ended September 30, 2002.  With the majority of cost of revenue being variable, based on minutes of use, the increase in cost of revenue is primarily attributable to the increase in traffic which is also reflected in the increase in net revenue.  North American cost of revenue increased $15.0 million primarily due to an increase of $8.8 million in retail voice traffic in the United States associated with the acquisition of the C&W customer base in December 2002 and an increase of $11.3 million associated with the prepaid calling cards in Canada and the United States.  The increase is partially offset by a decrease of $1.8 million in Canada’s residential voice traffic and a $3.6 million decrease in the third party agents division and international consumer division in the United States.  European cost of revenue increased slightly by $0.2 million.  The increase is mainly attributable to an $8.0 million increase in prepaid VMNS and calling cards.  The increase is partially offset by a decrease of $3.8 million in carrier services, primarily in Germany and France, and a decrease of $3.3 million in retail voice traffic in the United Kingdom.  The increase of $9.8 million in cost of revenue in Asia-Pacific is attributable to a $10.4 million increase in Australia, mostly in the residential voice traffic and the favorable impact of the strengthening AUD against the USD.  The increase is partially offset by a decrease of $1.2 million in Japan’s Internet operation.  Overall, gross margin percentage increased to 40.4% for the three months ended September 30, 2003 from 34.4% for the three months ended September 30, 2002 due to an increase in the mix of higher margin retail and data/Internet business, select price increases, improved efficiencies in network routing and increasing the utilization of our network.

Selling, general and administrative expenses increased $23.7 million to $87.3 million, or 26.6% of net revenue, for the three months ended September 30, 2003 from $63.6 million, or 24.4% of net revenue, for the three months ended September 30, 2002.  The increase in selling, general and administrative expenses as a percentage of net revenue as well as the absolute increase is primarily attributable to a $17.0 million increase in sales and marketing costs mostly due to increased commissions expense for prepaid VMNS and calling card sales and for agent commissions related to the C&W acquisition.  The increase is further attributed to a

$4.3 million increase in salaries and benefits and a $1.7 million increase in general and administrative expenses.

Depreciation and amortization expense increased $1.1 million to $21.2 million for the three months ended September 30, 2003 from $20.1 million for the three months ended September 30, 2002.  The increase consists of an increase in depreciation expense of $1.2 million offset by a decrease in amortization expense of $0.2 million.

Gain (loss) on early extinguishment of debt was a loss of $1.4 million for the three months ended September 30, 2003.  The loss consisted of $1.1 million in fees related to our purchase of senior notes and a $0.3 million write-off of deferred financing costs and warrant amortization.

Interest expense decreased $0.9 million to $16.7 million for the three months ended September 30, 2003 from $17.6 million for the three months ended September 30, 2002.  The decrease is primarily attributed to $2.1 million interest saved from the principal reduction of our senior notes and $1.4 million in interest saved from the reduction of capital lease obligations.  The decrease is partially offset by an increase of $2.4 million mostly in accelerated interest expense associated with the early extinguishment of outstanding borrowings under the equipment financing facilities during the three months ended September 30, 2003, and an additional $0.2 million in interest expense for the September 2003 Convertible Senior Notes.

Foreign currency transaction gain (loss) increased $1.1 million to a gain of $0.4 million for the three months ended September 30, 2003 from a loss of $0.7 million for the three months ended September 30, 2002.  The increase is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense was $0.7 million for the three months ended September 30, 2003.  The expense consists of $0.4 million of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Canadian and Australian subsidiaries, and $0.2 million of income tax recognized by our Canadian subsidiary.

Results of operations for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Net revenue increased $192.5 million or 25% to $948.9 million for the nine months ended September 30, 2003 from $756.4 million for the nine months ended September 30, 2002.  Our data/Internet and VoIP revenue contributed $93.7 million and $51.7 million, respectively, for the nine months ended September 30, 2003, as compared to $85.0 million and $42.3 million, respectively, for the nine months ended September 30, 2002.

North America:  North American net revenue increased $88.9 million or 32% to $369.5 million for the nine months ended September 30, 2003 from $280.6 million for the nine months ended September 30, 2002.  The increase is attributed to an increase of $60.7 million in the United States, of which a $53.4 million increase is from retail voice traffic resulting primarily from the acquisition of the C&W customer base in December 2002, a $7.3 million increase from carrier services and a $5.9 million increase in the usage of prepaid calling cards.  The increase in revenue is also attributed to an increase of $30.5 million in our Canadian operations, of which $14.9 million is associated with the increased retail voice traffic and $14.5 million of the increase is from the prepaid calling cards business as a result of the acquisition of TCI.  These Canadian increases included the positive impact of the strengthening CAD against the USD of $14.2 million.

Europe:  European net revenue increased $53.0 million or 20% to $322.4 million for the nine months ended September 30, 2003 from $269.4 million for the nine months ended September 30, 2002.  The European net revenue increase is mainly attributable to a $74.9 million increase in prepaid VMNS and calling cards, of which $19.8 million resulted from the positive impact of the strengthening Euro against the USD, and an $8.3 million increase in carrier services in the United Kingdom.  The increase is partially offset by a $15.8 million decrease in retail voice traffic in the United Kingdom and an $8.4 million decrease in carrier services, primarily in Germany, France and Switzerland.  In addition, the decrease is attributable to a $6.5 million decrease in our German mobile phone accessory business, Cards & Parts.

Asia-Pacific:  Asia-Pacific net revenue increased $50.6 million or 24% to $257.0 million for the nine months ended September 30, 2003 from $206.4 million for the nine months ended September 30, 2002.  The increase is attributable to an increase of $52.4 million from our Australian operation, which is comprised of an increase of $37.1 million in its retail voice traffic and a $16.5 million increase in its data/Internet business, which included the positive impact of the strengthening AUD against the USD of  $35.3 million.

Cost of revenue increased $84.0 million to $582.2 million, or 61.4% of net revenue, for the nine months ended September 30, 2003 from $498.2 million, or 65.9% of net revenue, for the nine months ended September 30, 2002.  With the majority of cost of revenue being variable, based on minutes of use, the increase in cost of revenue is primarily attributable to the increase in traffic which is also reflected in the increase in net revenue.  North American cost of revenue increased $39.0 million, primarily due to an increase of $31.5 million in retail voice traffic in the United States with the majority of the increase resulting from the acquisition of the C&W customer base in December 2002, and an increase of $6.4 million in the United States carrier operations.  European cost of revenue increased $23.2 million due to an increase in prepaid VMNS and calling cards of $42.9 million and an increase of $7.9 million in carrier services in the United Kingdom.  The increase is partially offset by a decrease of $14.0 million in retail traffic in the United Kingdom and a decrease of $8.2 million in carrier services, primarily in Germany, France and Switzerland.  The decrease is further offset by a decrease in our German operations of $6.2 million from the elimination of our mobile phone accessory business, Cards & Parts.  The increase of $21.7 million in cost of revenue in Asia-Pacific is mainly attributable to a $23.1 million increase in Australia due to increased retail voice traffic and the impact of the strengthening AUD against the USD.  Overall, gross margin percentage increased to 38.6% for the nine months ended September 30, 2003 from 34.1% for the nine months ended September 30, 2002 due to an increase in the mix of higher margin retail and data/Internet business, select price increases, improved efficiencies in network routing and increasing the utilization of our network.

Selling, general and administrative expenses increased $67.0 million to $254.1 million, or 26.8% of net revenue, for the nine months ended September 30, 2003 from $187.1 million, or 24.7% of net revenue, for the nine months ended September 30, 2002.  The increase is primarily attributable to a $54.3 million increase in sales and marketing costs due to increased commissions expense for prepaid VMNS and calling card sales and for agent commissions related to the C&W acquisition.  The increase is also attributable to an $8.8 million increase in salaries and benefits and a $3.0 million increase in professional fees.

Depreciation and amortization expense increased $2.6 million to $62.7 million for the nine months ended September 30, 2003 from $60.1 million for the nine months ended September 30, 2002.  The increase consists of an increase in depreciation expense of $3.0 million offset by a decrease in amortization expense of $0.4 million.

Loss on sale of assets was $0.8 million for the nine months ended September 30, 2003.  The loss was associated with the sale of our satellite earth station in the United Kingdom during the three months ended June 30, 2003.

Asset impairment write-down expense decreased to $0.5 million for the nine months ended September 30, 2003 from $0.6 million for the nine months ended September 30, 2002.  The impairment for the nine months ended September 30, 2003 consisted of a write-off of assets related to the fax-over-IP business that was closed in our Indian venture, Direct Internet Limited (“DIL”).

Gain on early extinguishment of debt decreased to $13.3 million for the nine months ended September 30, 2003 from $27.3 million for the nine months ended September 30, 2002.  The $13.3 million gain consists of a $10.3 million gain as a result of our purchase of $53.8 million in principal amount of senior notes, prior to maturity, for $42.5 million in cash, slightly offset by the write-off of related deferred financing costs, and a $4.3 million gain related to the settlement of an outstanding vendor debt obligation of $14.9 million in Europe for approximately $10.6 million in cash.  The gain is partially offset by a $1.1 million fee related to our purchase of senior notes and a $0.3 million write-off of deferred financing costs and warrant amortization.

Interest expense decreased $5.4 million to $46.7 million for the nine months ended September 30, 2003 from $52.1 million for the nine months ended September 30, 2002.  The decrease is primarily attributed to $5.6 million in interest saved from the principal reduction of our senior notes and $4.3 million in interest saved from the reduction of capital lease obligations.  The decrease is partially offset by an increase of $4.4 million mostly in accelerated interest expense associated with the early extinguishment of outstanding borrowings under equipment financing facilities during the three months ended September 30, 2003, and an increase of $0.2 million in interest expense for the September 2003 Convertible Senior Notes.

Foreign currency transaction gain (loss) increased to a gain of $25.2 million for the nine months ended September 30, 2003 from a loss of $0.4 million for the nine months ended September 30, 2002.  The increase is attributable to the positive impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Interest income and other income decreased to $0.4 million for the nine months ended September 30, 2003 from $0.9 million for the nine months ended September 30, 2002.  The decrease is primarily attributable to a $0.6 million loss in equity investment that is associated with Bekkoame Internet, Inc (“Bekko”) in Japan.

Income tax benefit (expense) decreased to an expense of $3.7 million for the nine months ended September 30, 2003 from a benefit of $8.7 million for the nine months ended September 30, 2002.  The expense primarily consists of $2.2 million of income tax recognized by our Canadian subsidiary and $1.3 million of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Canadian and Australian subsidiaries.  The decrease is also the result of a reversal during the three months ended March 31, 2002 of a $5.0 million tax provision recorded for the alternative minimum taxes (“AMT”) at December 31, 2001 that resulted from the Job Creation and Workers Assistance Act of 2002, which suspended the 90% limitation of net operating loss carryforward for AMT.  Also, an additional tax benefit was recorded during the nine months ended September 30, 2002 of $3.7 million related to a deferred tax asset created by foreign operating loss carryforwards.

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

Net cash provided by operating activities was $49.5 million for the nine months ended September 30, 2003 as compared to net cash provided by operating activities of $26.3 million for the nine months ended September 30, 2002.  The increase in operating cash generated was comprised of an increase in gross margin of $108.6 million due to revenue growth and cost savings generated through lower variable and fixed costs, and additional funds generated from operating changes in the Company’s assets and liability balances of $2.6 million, offset by an increase in sales, general and administrative expenses of $67.1 million, and a decrease in cash paid for interest of $5.4 million.

Net cash used by investing activities was $15.3 million for the nine months ended September 30, 2003 compared to net cash used by investing activities of $22.1 million for the nine months ended September 30, 2002.  Net cash used by investing activities during the nine months ended September 30, 2003 included $14.4 million of capital expenditures primarily for our global network and back office support systems as compared to $21.9 million during the nine months ended September 30, 2002.

Net cash used by financing activities was $5.5 million for the nine months ended September 30, 2003 as compared to net cash used by financing activities of $18.7 million for the nine months ended September 30, 2002.  During the nine months ended September 30, 2003, cash used by financing activities consisted of $53.6 million for the purchase of certain of our debt securities and $97.4 million of principal payments on capital leases, vendor financing and other long-term obligations, offset by $126.8 million of net proceeds from the sale of the September 2003 Convertible senior notes,  $8.9 million of financing received through issuance of the second tranch of our Series C Preferred and $9.1 million received from other financing.  During the nine months ended September 30, 2002, cash used by financing activities consisted of $4.4 million for the purchase of certain of our debt securities and $23.9 million of payments on capital leases, vendor financing and other long-term obligations, offset by $9.5 million of financing received from an accounts receivable financing.

Short- and Long-Term Liquidity Considerations and Risks

We believe that our existing cash and cash equivalents and internally generated funds will be sufficient to fund our debt service requirements, capital expenditures, and other cash needs for our operations through the foreseeable future.  Nonetheless, we will continue to have significant debt and debt service obligations during such period and on a long-term basis.  However, there can be no assurance that changes in assumptions or conditions, including those referenced under “Legal Proceedings” and “Special Note

Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity position.  As of September 30, 2003, we had $42.8 million in future operating lease payments and $599.0 million of indebtedness with payments of principal and interest due as follows (includes effect of senior note purchase made in October 2003, see Note 11 — “Subsequent Events”):

			Senior	Other	Convertible
	Vendor	Senior	Convertible	Long Term	Subordinated	Operating
Year Ending December 31,	Financing	Notes	Notes	Obligations	Debentures	Leases	Total
2003	4,892	9,674	—	3,991	—	13,526	32,083
2004	15,458	31,712	4,950	11,127	4,089	10,312	77,648
2005	13,980	31,712	4,950	36,192	4,089	7,386	98,309
2006	12,611	31,712	4,950	32	4,089	4,789	58,183
2007	3,764	31,712	4,950	32	73,165	3,682	117,305
Thereafter	585	322,500	146,850	234	—	3,103	473,272

Total Minimum Principal & Interest Payments	51,290	459,022	166,650	51,608	85,432	42,798	856,800

Less: Amount Representing Interest	(6,980)	(186,867)	(34,650)	(5,727)	(14,313)	—	(248,537)
	44,310	272,155	132,000	45,881	71,119	42,798	608,263

From time to time, we maintain an active dialogue with potential debt and equity investors for raising capital for additional liquidity, debt reduction, refinancing of existing indebtedness and for additional working capital and growth opportunities.  There can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms.  If we are successful in raising additional financing, securities comprising a significant percentage of our diluted capital may be issued in connection with the completion of such transactions.  Additionally, if our plans or assumptions change, including those with respect to our debt levels or the development of the network and the level of our operations and operating cash flow, if our assumptions prove inaccurate, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected.

In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described under “Special Note Regarding Forward-Looking Statements,” and future negotiations we may pursue with the holders of certain of our outstanding debt securities and other instruments, the most efficient use of our capital, including investment in our network and systems, lines of business, potential acquisitions, purchasing, refinancing, exchanging, amending or retiring certain of our outstanding debt securities and other instruments in privately negotiated transactions, open market transactions or by other means directly or indirectly to the extent permitted by our existing covenant restrictions.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires that an issuer classify financial instruments that are within scope of SFAS No. 150 as a liability.  Under prior guidance, these same instruments would be classified as equity.  SFAS No. 150 was originally effective for all financial instruments entered into or modified after May 31, 2003.  Otherwise, it is effective on July 1, 2003 for financial instruments entered into or modified prior to June 1, 2003.  As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS No. 150 for certain non-controlling interests of limited-life entities that are consolidated in the financial statements. The Company has accordingly deferred adoption of this aspect of the standard pending further guidance and is unable at this time to determine the impact to the Company’s financial position or results of operations.  The adoption of the effective portions of SFAS No. 150 did not have a material effect on its consolidated financial position or results of operations.

In January 2003, FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date.  With respect to variable interest entities created prior to February 1, 2003, FIN 46 was originally scheduled to be effective in the first interim period beginning after June 15,

2003.  However, on October 9, 2003, the FASB deferred the effective date of application for entities created before February 1, 2003 until the end of the first period ending after December 15, 2003 in order to allow companies more time to completely analyze those entities.  Accordingly, the Company will adopt FIN No. 46 with respect to variable interest entities created prior to February 1, 2003 as of December 31, 2003.  The adoption of the effective portions of FIN No. 46 did not have a material effect on its consolidated financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  FIN No. 45 also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee.  The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for guarantees existing as of December 31, 2002.  The adoption of FIN No. 45 did not have a material effect on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in Accounting Principles Board (“APB”) No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.”  Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified.  These provisions are effective for fiscal years beginning after May 15, 2002.  Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions.  These lease provisions are effective for transactions occurring after May 15, 2002.  We adopted the provisions of SFAS No. 145 during the three months ended March 31, 2003.  It was determined that all of our gains from early extinguishment of debt for the years ended December 31, 2000, 2001, 2002 and 2003 did not meet the criteria established in APB No. 30 to be classified as extraordinary items.  For the three and nine months ended September 30, 2003, a loss of $1.4 million and a gain of $13.3 million from early extinguishment of debt, respectively, were reported as (loss)/income from continuing operations.  For the nine months ended September 30, 2002, gains on the early extinguishment of debt of $27.3 million were reclassified to income from continuing operations to maintain comparability for the reported periods.

Special Note Regarding Forward-Looking Statements

Statements in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include without limitation statements set forth in this document and elsewhere regarding, among other things: our expectations of future growth, revenue, foreign revenue contributions, currency exchange effects, and net income, as well as future liquidity, income from operations, earnings per share, internal growth, cost reduction efforts, cash flow, network development, Internet services development, traffic development, capital expenditures, selling, general and administrative expenses, goodwill impairment charges, service introductions and cash requirements; our financing, refinancing and/or debt repurchase, restructuring or exchange plans or initiatives; liquidity and debt service forecasts; assumptions regarding stable currency exchange rates; management’s plans, goals, expectations, guidance, objectives, strategy, and timing for future operations, acquisitions, the revenue impact of the C&W customer acquisition, product plans and performance, predictions or expectations of future growth, results or cash flow; and management’s assessment of market factors and future financial performance. Factors and risks, including certain of those described in greater detail herein, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include: changes in business conditions; fluctuations in the exchange rates of currencies, particularly any strengthening of the USD relative to any foreign currencies (see “—Item 3 – Quantitative and Qualitative Disclosures about Market Risk”), fluctuations in prevailing trade credit terms or revenues arising from, among other reasons, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers; the possible inability to raise additional capital when needed, or at all; the inability to reduce, exchange or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations; changes in the telecommunications or Internet industry or the general economy or capital markets; adverse tax rulings from applicable taxing authorities; DSL, Internet and telecommunication competition; changes in financial, capital market and economic conditions; changes in service offerings or business strategies; difficulty in migrating or retaining customers, including former C&W customers associated with our recent business acquisition of this customer base, or integrating other assets; difficulty in provisioning VoIP services; changes in the regulatory schemes and regulatory enforcement in the markets in which we operate; restrictions on our ability to follow certain strategies or complete certain transactions as a result of our capital structure or debt covenants; the inability to reduce debt significantly; risks associated with our limited DSL, Internet and Web hosting experience and expertise; entry into developing markets; the possible inability to hire and/or retain qualified sales, technical and other personnel, and to manage growth; risks associated with international operations (including changes in currency exchange rates); dependence on effective information systems; dependence on third parties to enable us to expand and manage our global network and operations; dependence on the implementation and performance of our global ATM+IP communications network; adverse outcomes of outstanding litigation matters; and the outbreak or escalation of hostilities or terrorist acts and adverse geopolitical developments. As such, actual results or circumstances may vary materially from such forward-looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made. We are not necessarily obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Factors, which could cause results to differ from expectations, include risks described in greater detail below associated with:

Substantial Indebtedness; Liquidity. We currently have substantial indebtedness and may incur additional indebtedness in the future. As of September 30, 2003, our total consolidated indebtedness (including obligations under capital leases and equipment financings) was $599.0 million (and $565.5 million, after giving effect to the repayment of long-term obligations after September 30, 2003 with remaining proceeds from the 2003 convertible notes offering.)  The terms of the notes and our other indebtedness limit, but do not prohibit, the incurrence of additional indebtedness.  The level of our indebtedness: could make it difficult for us to make required payments of principal and interest on our outstanding debt, including the notes; could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; requires that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; could limit our flexibility in planning for, or reacting to, changes in our business; results in our being more highly leveraged than many of our competitors, which may place us at a competitive disadvantage; and will make us more vulnerable in the event of a downturn in our business.

Historical and Future Operating Losses and Net Losses. As of September  30, 2003, we had an accumulated deficit of $(702.8) million.  We incurred net losses of $(63.6) million in 1998, $(112.7) million in 1999, $(174.7) million in 2000, $(306.2) million in 2001 and $(34.6) million in 2002.

Our recent net income and net revenue growth and recent positive free cash flow should not necessarily be considered to be indicative of future net income and net revenue growth or future free cash flow.  We cannot assure you that our net income, net revenue or positive free cash flow will grow or be sustained in future periods.  If we cannot sustain net income, operating profitability or positive free cash flow, we may not be able to meet our debt service or working capital requirements. These developments could have a material adverse impact on the trading prices of the notes.

Limited Operating History; Entry into Internet, Data and VoIP Business; Entry into Developing Markets.  Since 1999, we have been targeting businesses and residential customers for Internet and data services through the Primus brand and other businesses. We have been expanding and intend to continue to expand our offering of Internet, data and VoIP services worldwide. We anticipate offering a broad range of Internet protocol-based data and voice communications over our global broadband ATM+IP network. Currently, we provide Internet access services to business and residential customers in the United States, Australia, Canada, Japan, India, Brazil, and Spain, and offer Internet transmission services in the Indian Ocean/Southeast Asia regions through our earth stations in India.

Our experience with these services and these markets is limited. Furthermore, the market for dial-up and broadband Internet connectivity and related services is extremely competitive. Our primary competitors include incumbent operators, cable companies and other Internet service providers (ISPs) that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expect that we will experience increased competition from traditional telecommunications carriers and cable companies that expand into the market for Internet services. Therefore, future operations involving these services may not generate operating or net income or positive free cash flow on a predictable basis and we may not be able to successfully expand this part of our business.

Managing Growth. Our continued growth and expansion may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. We have expanded our retail operations through an acquisition of the SME voice customer base of C&W in the United States and the expansion of our VMNS product, particularly in Europe. To manage our growth effectively, we must continue to implement and improve our operational and financial systems and controls, purchase and utilize other transmission facilities, and expand, train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer support, billing and management information systems, on our support, sales and marketing and administrative resources and on our network infrastructure. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting.

Integration of Acquired Businesses. Acquisitions of businesses and customer lists, a key element of our historical growth strategy, involve operational risks, including the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management. Moreover, there can be no assurance that we will be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own.  There may be difficulty in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities, and there can be no assurance that successful integration will occur in light of these factors.

Intense Competition in Long Distance Telecommunications and Alternative Services. The long distance telecommunications and data industry is intensely competitive and is significantly influenced by the marketing and pricing decisions of the larger long distance industry and Internet access business participants. In addition, alternative services to traditional fixed wireline services, such as wireless and VoIP services, are a substantial competitive threat. The industry has relatively limited barriers to entry in the more deregulated countries with numerous entities competing for the same customers. Customers frequently change long distance providers and ISPs in response to the offering of lower rates or promotional incentives by competitors. Generally, customers can switch carriers at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is likely to become similar to the intense competition in the United States.

Our competitors in our core markets include, among others: AT&T, MCI, Sprint, the regional Bell operating companies (RBOCs) and the major wireless carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, CallNet and Allstream (formerly AT&T Canada) in Canada; and British Telecommunications plc. (BT), Cable & Wireless UK, AT&T, MCI, Colt Telecom, Energis and the major wireless carriers in the United Kingdom. Many of our competitors are significantly larger than us and have substantially greater financial, technical and marketing resources, they have larger networks and a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers and lower leverage ratios.  As a result, our ability to attract and retain customers may be adversely affected.

Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, including most recently, AT&T, MCI, Sprint, the RBOCs and the major wireless carriers, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls within the United States. This strategy could have a material adverse effect on our net revenue per minute, results of operations and financial condition if increases in telecommunications usage and potential cost declines do not result in, or are insufficient to offset the effects of, such price decreases. Many companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures materialize, we may not be able to compete successfully in the future.

Furthermore, recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, cable television companies and utilities. For example, the United States and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the United States, as certain conditions have been met under the Telecommunications Act of 1996, the RBOCs have been allowed to enter the long distance market, AT&T, MCI and other long distance carriers have been allowed to enter the local telephone services market, and any entity, including cable television companies and utilities, have been allowed to enter both the local service and long distance telecommunications markets.

Dependence on Transmission Facilities-Based Carriers. We primarily connect our customers’ telephone calls through transmission lines that we lease under a variety of arrangements with other facilities-based long distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition. Moreover, we lease transmission lines from some vendors that currently are subject to tariff controls and other price constraints, which in the future may be changed.

International Operations. We have significant international operations. In many international markets, the incumbent carrier is likely to control access to, and pricing of, the local networks, enjoy better brand recognition and brand and customer loyalty, and have significant operational economies of scale, including a larger backbone network and more correspondent agreements.  Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to its switches within its territory. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate, obtain access to local transmission facilities on economically acceptable terms, or market services in international markets.  In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity.  Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties.

Foreign Currency Risks. A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/Australian dollar (AUD), USD/Canadian dollar (CAD), USD/British pound (GBP), and USD/Euro dollar (EUR). For the nine months ended September 30, 2003, our results were favorably impacted by a weakening of the USD compared to the foregoing currencies.  See “Item 3 — Quantitative and Qualitative Disclosures about Market Risk.”  Due to the large percentage of our operations conducted outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks.

In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to “accumulated other comprehensive income (loss)” within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to the subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we will recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Industry Changes. The telecommunications industry is changing rapidly due to deregulation, privatization, technological improvements, availability of alternative services such as wireless and VoIP, expansion of infrastructure, and the globalization of the world’s economies.  If we do not adjust our contemplated plan of development to meet changing market conditions, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services that meet evolving industry standards.  If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms our financial results may be materially and adversely affected.

Network Development; Migration of Traffic. Our long-term success depends on our ability to design, implement, operate, manage and maintain a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to migrate traffic onto our network, or if we experience difficulties with our third -party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

Dependence on Key Personnel. We depend upon the efforts of our management team and our key technical, marketing and sales personnel, particularly those of K. Paul Singh, our Chairman, President and Chief Executive Officer. If we lose the services of one or more of these key individuals, particularly Mr. Singh, our business and our future prospects could be materially and adversely affected. We have entered into an employment agreement with Mr. Singh, with an original term through May 30, 1999, but which has been renewed annually through May 30, 2004. We do not maintain any key person life insurance on the lives of any officer, director or key employee. Our future success will also depend on our ability to attract and retain additional key management and technical and sales personnel required in connection with the growth and development of our business. If we are not successful in attracting and retaining such executives and personnel, our business and future prospects could be materially and adversely affected.

Natural Disasters. Many of the geographic areas where we conduct our business may be affected by natural disasters, including hurricanes and tropical storms. Hurricanes, tropical storms and other natural disasters could have a material adverse effect on our business by damaging our network facilities or curtailing voice or data traffic as a result of the effects of such events, such as destruction of homes and businesses.

Terrorist attacks. Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other recent worldwide terrorist actions, may negatively affect our operations and your investment in the notes. We cannot assure you that there will not be further terrorist attacks that impact our employees, network facilities or support systems, either in the United States or in any of the other countries in which we operate. Certain losses resulting from these types of events are uninsurable and others are not likely to be covered by insurance.

The United States has recently been engaged in an armed conflict with Iraq, and may enter into additional armed conflicts in the future. The consequences of any armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Terrorist attacks or armed conflicts may directly impact our business operations through damage or harm to our employees, network facilities or support systems, increased security costs or the general curtailment of voice or data traffic. Any of these events could result in increased volatility in or damage to our business and the United States and worldwide financial markets and economies. They also could result in a continuation of the current economic uncertainty in the United States or abroad, which could have a material adverse effect on our operating results and financial condition.

Government Regulation. Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us.

As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Future regulatory, judicial, legislative and government policy changes may have a material adverse effect on us and domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance.

United States, Regulatory Considerations.  Through our operating subsidiaries, we are regulated at the federal level by the Federal Communications Commission (FCC) and at the state level by state public service commissions. We are required to maintain FCC authorizations for our international telecommunications services and state certifications and tariffs for our intrastate services. We are subject to various regulatory policies that affect the conditions under which we are permitted to operate, such as the common carrier requirements not to unreasonably discriminate among customers and to charge just and reasonable rates. We are also subject to certain foreign ownership limitations and the requirement to comply with various FCC and state reporting and fee obligations. Compliance with FCC and state regulations, challenges by third parties to our state tariffs, or complaints about our practices could cause us to incur substantial expenses. Further, the FCC and the state public service commissions have broad authority to sanction us or revoke our authorizations if we violate applicable law.

Our business may be harmed if we do not obtain or retain the necessary governmental approval for our services or if we fail to comply with applicable laws. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials.

The future regulatory classification of VoIP telephony is difficult to predict. If federal and/or state regulators decide that VoIP is a regulated telecommunications service, our VoIP services may be subject to burdensome regulatory requirements and fees and certain of our operating costs may increase.

Changes in access charges, universal service and regulatory fee payments will affect our cost of providing long distance services and could materially adversely affect our business, financial condition, results of operations and prospects.

Australia, Regulatory Considerations. We are regulated at the federal level by the Australian Communications Authority (ACA) for technical regulation and licensing and the Australian Competition and Consumer Commission (ACCC) for competition matters, including access and enforcement of competitive safeguards. The telecommunications industry is not regulated at the state level in Australia. We are required to maintain a carrier license if we own certain transmission facilities. We are subject to various regulatory policies that affect the conditions under which we are permitted to operate, such as customer service guarantee standards. We are potentially subject in our telecommunications license to conditions that apply to foreign ownership (although this does not currently apply) and the requirement to comply with various ACA and ACCC reporting and fee obligations. Compliance with regulations or complaints about our practices could cause us to incur substantial expenses. Further, the ACA and the ACCC have broad authority to sanction us or (in the case of the ACA) to cancel our license if we violate applicable law.

Our business may be harmed if we do not obtain or retain the necessary governmental approval for our services or if we fail to comply with applicable laws. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials.

The future regulatory classification of VoIP telephony is difficult to predict. Currently we do not have peering arrangements with Tier 1 ISPs, such as Telstra, SingTel Optus, Telecom New Zealand and UUNet. We therefore pay fees for interconnection that are not paid by these Tier 1 ISPs. If federal regulators decide that VoIP should become a declared telecommunications service, our VoIP services may be subject to burdensome regulatory requirements and fees and certain of our operating costs may increase.

Changes in access charges, universal service and regulatory fee payments will affect our cost of providing long distance services and could materially and adversely affect our business, financial condition, results of operations and prospects. We pay termination charges for calls from our  network to mobile (cellular) telephone services. Carriers must meet the universal service obligation (USO) and the digital data service obligation to assist in providing all Australians, particularly those living in remote areas, with reasonable access to standard telephone services and digital data services. Telstra is currently the sole universal service provider. One of our subsidiaries, Hotkey Internet Services, has been approved as a special digital service provider. Since 2000, the responsible Minister of the Australian government may make a determination of the amount of USO subsidies, with advice from the Australian Communications Authority. No methodology is provided in any legislation and the Minister could make a determination of a universal service levy (USL) that would be material to us.

Canada, Regulatory Considerations. Although we operate as a reseller and our rates and terms of service are therefore not subject to direct regulation by the Canadian Radio-television and Telecommunications Commission (CRTC) pursuant to the Canadian Telecommunications Act, we are required to maintain a license for our international telecommunications services and registration as a reseller of long distance services. We are subject to foreign ownership restrictions that affect the conditions under which it is permitted to operate (i.e., which prevent us from owning and operating transmission facilities or operating as a competitive local exchange carrier (CLEC)). We are also required to make contribution payments to support universal access. Compliance with CRTC regulations or complaints about our practices could cause us to incur substantial expenses. Further, the CRTC has authority to revoke our international license if we violate applicable law.

Our business may be harmed if we do not obtain or retain the necessary governmental approval for our services or if we fail to comply with applicable laws. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials.

Changes in access charges and contribution payments will affect our cost of providing long distance and other services and could materially and adversely affect our business, financial condition, results of operations and prospects. For 2003, contribution payments were calculated at the rate of 1.3% of our revenues from Canadian telecommunications services.

United Kingdom, Regulatory Considerations.  We are subject to the general laws of the United Kingdom including those which relate specifically to telecommunications and to the rules and regulations promulgated thereunder. We are regulated by the Director General of Telecommunications (the “Director General”) and the office over which he presides, the Office of Telecommunications (“Oftel”). However, the Director General and Oftel are due to be replaced at the end of 2003 by a new regulatory authority called the Office of Communications (“OFCOM”). OFCOM will become the single regulatory authority for the telecommunications and broadcasting sectors. Under the Communications Act adopted July 17, 2003 (the “2003 Act”), all licenses granted previously under the Telecommunications Act 1984 (the “1984 Act”) were abolished effective as of July 25, 2003, and we now provide services under and are subject to the terms of a general authorization, which applies to all operators. The Secretary of State has the power to require the suspension of any operator’s entitlement to operate under the general authorization in the interests of national security or on public health and safety grounds. Any serious or repeated contravention of the provisions of the general authorization by us would entitle the Director General currently, or OFCOM in the future, to suspend our entitlement to operate under it. Breaches of the general authorization could also result in our incurring financial penalties. We are subject to the views and opinions of, and ultimately to decisions taken by, the Director General currently, and OFCOM in the future, concerning the interpretation of the general authorization and our obligations thereunder and our compliance with the terms of the general authorization.

The terms of the general authorization have not been finalized in all respects and, in due course, additional provisions will be added. These additions will concern mainly, but not exclusively, operators who are deemed to possess significant market power. No assurances can be made that the general authorization, as finalized or as modified in the future, will not have an adverse impact on our business. Furthermore, although the duties and powers of the Director General currently, and OFCOM in the future, and the provisions which they can insert into the general authorization are prescribed under the 2003 Act, there can be no guarantee that, on specific issues, OFCOM will adopt the same policy approach as was adopted previously by the Director General and Oftel.

Under the general authorization, we are subject to annual administrative charges based on a formula related to annual revenues. The administrative charges effectively replace the license fees under the prior regime, and no assurances can be made that they will not result in higher annual payments by us.

We must interconnect our United Kingdom network to the networks of other service providers in the United Kingdom, including BT, to allow end user customers to obtain access to its services and to compete effectively in the United Kingdom. Because it has been deemed to possess significant market power, BT is subject to detailed regulation over the pricing of and other terms on which it provides wholesale interconnection services. Without this regulation or with greater pricing flexibility, BT would be able to charge us higher prices for certain services, subject to any constraints imposed by general competition law. Any decision by the Director General currently, or OFCOM in the future, to require us to provide or to contribute to a fund for the provision of a universal service could materially and adversely affect our business.

Stockholder Influence. As of November 4, 2003, funds affiliated with American International Group, Incorporated (AIG) owned 24.4% of our outstanding common stock, which were acquired through the Preferred Conversion.  Subject to the maintenance of certain minimum ownership levels, and our Board’s right to exercise its fiduciary duties, we have agreed under the Governance Agreement to permit the former holders of Series C Preferred including the AIG affiliated funds (subsequent to the Preferred Conversion) the Former Series C Holders to nominate one candidate for election by our stockholders to our board of directors and one non-voting Board observer and to obtain approval by a majority of our non-management directors acting as a group before we may undertake certain actions. See Part II, Item 5.

In addition to the provisions described above, the AIG-affiliated funds, through their ownership of our common stock, could exercise significant influence over such matters as the election of our directors, amendments to our certificate of incorporation, other fundamental corporate transactions such as mergers and asset sales, and the general direction of our business and affairs.

In addition, the applicable triggering provisions of our Rights Agreement contain exceptions with respect to the acquisition of beneficial ownership of our shares by the Former Series C Holders. As a result, such former holders of Series C Preferred could gain additional control over our affairs without triggering the provisions of our Rights Agreement.

Future sales of our common stock could lower our stock price. Future sales of our common stock, or securities convertible into common stock, could lower our stock price and impair our ability to raise funds in new stock offerings. As of November 12, 2003, we had 88,405,033 outstanding shares of our common stock that were subject to dilution by: 14,157,925 shares of common stock, subject to potential adjustment, issuable upon conversion of our 3¾% Convertible Senior Notes due 2010 (the” September 2003 Convertible Notes”); 7,442,854 shares of common stock issuable upon the exercise of outstanding stock options; 1,428,342 shares of common stock issuable upon the conversion of our 5¾% convertible subordinated debentures due 2007; and 333,587 shares of common stock issuable upon the exercise of outstanding warrants issued in connection with the sale of our 11¾% senior notes due 2004.

The holders of our September 2003 Convertible Notes have a registration statement covering the notes and the common stock  that may be acquired upon conversion of the September 2003 Convertible Notes on file with the SEC, which was declared effective by the SEC as of November 7, 2003. In addition, the Former Series C Holders have a registration statement covering the 22,616,990 shares of common stock acquired upon conversion of the Series C Preferred that was filed with the SEC on November 4, 2003; as of the filing date of this Form 10-Q, this registration statement was under review by the SEC and had not been declared effective by the SEC.  Of the shares held by the Former Series C Holders, 17,725,750 and 4,891,240 shares of common stock, respectively, also first become eligible for resale pursuant to Rule 144 under the Securities Act on December 31, 2003 and March 31, 2004, respectively, subject to the lock-up agreement (as described under Part II, Item 5) and applicable volume limitations and other restrictions under Rule 144. We may also issue a significant number of additional shares of common stock as consideration for future acquisitions or other investments or for other purposes. We filed with the SEC on November 4, 2003, a universal shelf registration statement concerning $200 million of debt and equity securities that we may offer from time to time, but as of the filing date of this Form 10-Q, the universal shelf registration statement was under review by the SEC and had not been declared effective by the SEC. In addition, sales of common stock by our officers, directors or significant stockholders could have an adverse impact on our stock price.  Sales of a substantial amount of common stock,  or securities convertible into common stock, or the perception that these sales may occur, could adversely affect the market price of our common stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

The market price of our common stock may decline and fluctuate significantly.  In recent years, the market prices for securities of companies in the telecommunications industry have declined substantially and have been highly volatile. For example, from January 1, 1998 through December 31, 1999, the market price of our common stock and the Standard & Poor’s Telecommunications (Long Distance) Index (Long Distance Index) increased by 137% and 110%, respectively. Subsequently, from January 1, 2000 through September 30, 2003, the market price of our common stock and the Long Distance Index declined by 82% and 89%, respectively. Various factors and events may cause the market price of our common stock to decline or fluctuate significantly. Such factors and events include the liquidity of the market for our common stock, variations in our quarterly operating results and our growth strategies, regulatory, technological or other changes (both domestic and international) affecting the telecommunications industry generally, our competitors’ business developments, changes in the cost of telecommunications service or other operating costs and changes in general market conditions. On May 14, 2002, our common stock was delisted from the Nasdaq National Market for failure to meet the required minimum bid price necessary to maintain listing on the Nasdaq National Market, and on such date our common stock began trading on the Nasdaq SmallCap Market, which is generally a less liquid market than the Nasdaq National Market. On March 21, 2003, the listing of our common stock on the Nasdaq National Market was reinstated, after once again satisfying the minimum bid price requirements. There can be no assurance that our common stock will not decline or that future declines in the market price of our common stock will not result in our common stock being delisted from the Nasdaq National Market again or that if such delisting does occur, that there would be a liquid market for our common stock.

Our anti-takeover provisions could impede or discourage a third party acquisition.  We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of our company, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. We also have adopted a Rights Agreement, commonly known as a “poison pill,” that entitles our stockholders to acquire additional shares of our common stock, or a potential acquirer of our company, at a substantial discount from their market value in the event of an attempted takeover, unless such stockholders’ rights are earlier redeemed or exchanged by us in the discretion of our board of directors. Our by-laws provide for a classified board of directors serving staggered three-year terms and restrictions on who may call a special meeting of stockholders, and our certificate of incorporation prohibits stockholder action by written consent. The indentures governing our outstanding notes and public debt require that we offer to repurchase such debt or notes upon a change of control. Lastly, all options issued under our stock option plans automatically vest upon a change of control. Our incorporation under Delaware law, our board of directors’ ability to create and issue a new series of preferred stock, the acceleration of the vesting of options, the existence of our Rights Agreement, the requirement to repurchase senior notes and the notes, and certain provisions of our certificate of incorporation or by-laws could impede a merger, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in foreign currency exchange rates and to changes in interest rates.

Foreign currency — A significant portion of net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each respective entity. In the future we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/ AUD, USD/ CAD, USD/GBP, and USD/ EUR. Due to the large percentage of our revenues derived outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies, could have an adverse impact on our future results of operations. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from translation as a charge or credit to “accumulated other comprehensive income (loss)” within the stockholders’ deficit section of the consolidated balance sheets.  In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to the subsidiaries.  As we are anticipating repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations.

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

In the three months ended September 30, 2003, the USD weakened compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is the AUD, CAD, GBP and EUR increased 13%, 26%, 6% and 1% in local currency compared to the three months ended September 30, 2002, but increased 35%, 43%, 10% and 15% in USD, respectively.

In the nine months ended September 30, 2003, the USD weakened compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is the AUD, CAD and EUR increased 9%, 13% and 16% in local currency compared to the nine months ended September 30, 2002, but increased 28%, 25% and 40% in USD, respectively. Our revenue of the subsidiaries whose local currency is the GBP decreased 7% in local currency from the nine months ended September 30, 2002, but increased 1% in USD.

Interest rates — A substantial majority of our long-term debt obligations are at fixed interest rates. We are exposed to interest rate risk as additional financing may be required and certain of our long-term obligations are at variable interest rates. Our primary exposure to market risk stems from fluctuations in interest rates. Our interest rate risk related to the variable interest rate long-term obligations results from changes in the United States LIBOR, British Pound LIBOR, Bloomberg BBSWIB, United States Prime and Canada Prime rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of September 30, 2003 in USD, which is our reporting currency.  The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, convertible subordinated debentures, leased fiber capacity, equipment financing, and other long-term obligations in effect at September 30, 2003.  In the case of the senior notes and Convertible Subordinated Debentures, the table excludes the potential exercise of the relevant redemption and conversion features.

	Year of Maturity

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Interest Rate Sensitivity
Fixed Rate	$5,487	$48,712	$16,718	$6,879	$72,926	$404,358	$555,080	$558,888
Average Interest Rate	6%	10%	14%	14%	6%	9%	10%
Variable Rate	$1,383	$4,609	$30,658	$4,844	$1,851	$567	$43,912	$43,912
Average Interest Rate	7%	7%	9%	7%	7%	7%	8%

ITEM 4.  CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls over financial reporting, that occurred during the period covered by this report, nor subsequent to the date we carried out our evaluation, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We and certain of our executive officers have been named as defendants in two separate securities lawsuits brought by stockholders (“Plaintiffs”) of Tutornet.com, Inc. (“Tutornet”) in the United States District Courts in Virginia and New Jersey.  The Plaintiffs sued Tutornet and several of its officers (collectively, the “Non-Primus Defendants”) for an undisclosed amount alleging fraud in the sale of Tutornet securities.  The Plaintiffs also named us and several of our executive officers (the “Primus Defendants”) as co-defendants.  Neither we nor any of our subsidiaries/affiliates own, or have ever owned, any interest in Tutornet.  In the Virginia case, the Primus Defendants were dismissed before the case went to the jury.  The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs against the Non-Primus Defendants only.  The Non-Primus Defendants have filed post-trial motions seeking to reverse or reduce the jury’s award, and the Plaintiffs have sought a new trial involving the Primus Defendants.  On April 2, 2003, the judge denied the Plaintiffs’ motion for a new trial and/or to alter and amend the judgment, as well as their motion for directed verdicts involving the Primus Defendants.  In May 2003, the Plaintiffs filed an appeal in the 4th Circuit of the United States Court of Appeals regarding the Primus Defendants’ dismissal, which appeal is pending.  The New Jersey case was filed on September 24, 2002 and includes claims against the Primus Defendants. The Primus Defendants had moved to dismiss, and the case had been stayed pending further decision by the court in the Virginia case on Plaintiffs’ motion for a new trial. After the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case agreed to a dismissal without prejudice of the claims against the Primus Defendants, pending a decision in the appeal by the Plaintiffs in the Virginia case.  In both cases, we intend to vigorously defend against these actions and believe that the Plaintiffs’ claims against the Primus Defendants are without merit.  However, our ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time, and there is no entity insurance coverage for these claims.  Accordingly, an adverse result for the full amount sought or some percentage thereof could have a material adverse effect on our consolidated financial position and results of operations.

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

In September 2003 we issued $132.0 million aggregate principal amount of convertible subordinated notes, which are convertible at the option of the holder, at any time on or prior to maturity, into shares of our common stock.  We issued and offered the notes only in the United States to initial purchasers and certain qualified institutional buyers under an exemption from registration provided by Section 4(2) and Rule 144A of the 1933 Act.  The notes are convertible at an initial conversion price of $9.3234 per share, which is equal to a conversion rate of approximately 107.257 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances.  Interest on the notes will accrue at a rate of 3.75% per year.  We will pay interest on the notes on March 15 and September 15 of each year to holders of record at the close of business on the preceding March 1 and September 1, respectively, beginning on March 15, 2004.  The notes mature on September 15, 2010.  Lehman Brothers, Inc and Harris Nesbitt Corp. served as initial purchasers in the offering and received approximately $4.3 million in discounts and commissions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Conversion of Series C Preferred Stock; Governance Agreement

On November 4, 2003, the holders of all the outstanding shares of our Series C Convertible Preferred Stock ("Series C Preferred") elected to convert their Series C Preferred into 22,616,990 shares of our common stock (the "Preferred Conversion").  In consideration for this voluntary conversion, the Company has agreed, subject to our Board's exercise of fiduciary duties, to permit the former holders of the Series C Preferred to nominate a candidate for election by stockholders to our board of directors; to maintain a board observer; and to require that certain matters be determined by the board of directors by a majority vote of the non-management directors, in each case subject to these holders maintaining specific ownership levels (the "Governance Agreement").  The provisions of the Governance Agreement are similar to certain of the rights of the holders of Series C Preferred, pursuant to the Certificate of Designation for the Series C Preferred.  The Series C Preferred was issued on December 31, 2002 and on March 31, 2003 (following stockholder approval) in exempt transactions pursuant to Section 4(2) under the 1933 Act.  The issuance of our common stock pursuant to the Preferred Conversion was effected in accordance with exemptions under Section 3(a)(9) of the 1933 Act.

Registration of Debt and Equity Securities

In order to satisfy certain of our obligations under a registration rights agreement that we entered into in connection with our sale of the Series C Preferred, on November 4, 2003, we filed with the Securities Exchange Commission ("SEC") under the Securities Act of 1933 (the "Securities Act") a Form S-3 resale registration statement covering the 22,616,990 shares of common stock issued through the Preferred Conversion ("Common Resale Registration").  In connection with such filing, certain security holders who received shares of our common stock through the Preferred Conversion entered into a lock-up agreement with us, which will generally prohibit the resale of 13.5 million of such shares during the 270-day period commencing November 4, 2003.

We intend to continue to pursue opportunities to raise additional debt, convertible and equity financing on favorable terms in the public or private marketplace in order to take advantage of opportunities further to improve liquidity and profitability, strengthen our balance sheet, and accelerate our growth.  To provide us with flexibility to respond timely to market opportunities, on November 4, 2003, we filed a shelf registration statement with the SEC for the issuance of up to an aggregate $200 million in common stock, preferred stock, debt securities, and/or warrants ("Shelf Registration").

The Shelf Registration and the Common Resale Registration were under review by the SEC and were not effective under the Securities Act as of the filing date of this Form 10-Q.

Redemption of 11 3/4% Senior Notes

In October 2003, we redeemed the remaining $33.6 million principal amount of our 11 3/4% 1997 Senior Notes due 2004 at par plus accrued interest to the date of redemption.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (see index on page 40)

(b)	Reports on Form 8-K

Form 8-K dated August 7, 2003, was filed to announce the Company’s results of operations for the quarter ended June 30, 2003.

Form 8-K dated September 4, 2003, was filed to announce the Company’s proposed private placement of an aggregate of $75.0 million of 3 3/4% convertible senior notes due 2010. The Company also announced that it intends to use $43.6 million of the net proceeds of the private placement to redeem the Company’s outstanding 11 3/4% senior notes due August 2004.

Form 8-K dated September 5, 2003, was filed to present information contained in the preliminary offering memorandum on the Company’s proposed private placement of an aggregate of $75.0 million of 3 3/4% convertible senior notes due 2010.

Form 8-K dated September 16, 2003, was filed to announce the closing of the Company’s previously announced private placement of an aggregate of $132.0 million of 3 3/4% convertible senior notes due 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date:	November 14, 2003	By:	/s/ NEIL L. HAZARD

Neil L. Hazard
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	November 14, 2003	By:	/s/ TRACY R. BOOK

Tracy R. Book
Vice President — Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333– 56557 (the “S-8 Registration Statement”).
3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the “IPO Registration Statement”).
31	Certifications.
32	Certification*.

*  This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.