Form 10-Q/A
period 2003-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2003-12-23
CIK 1006837

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

INDEX TO FORM 10-Q/A

EXPLANATORY NOTE

The registrant is filing this Amendment to Form 10-Q solely to amend and restate the information contained in Part I, Item 4 of the registrant’s Form 10-Q for the quarterly period ended June 30, 2003 as originally filed with the Securities and Exchange Commission on August 14, 2003.

Part I.  Financial Information

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

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Dated: December 23, 2003	By:	/s/ NEIL L. HAZARD
Name: Neil L. Hazard
Title: Executive Vice President, Chief Operating Officer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557.
3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875.
31	Certifications.
32	Certification*.

* This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.