Form 10-K
period 2003-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2004-03-15
CIK 1006837

Use these links to rapidly review the document
TABLE OF CONTENTS Description Part I
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Non-affiliates of Primus Telecommunications Group, Incorporated held 51,065,784 shares of Common Stock as of June 30, 2003. The fair market value of the stock held by non-affiliates is $262,988,788 based on the sale price of the shares on June 30, 2003.

        As of February 27, 2004, 88,850,615 shares of Common Stock, par value $.01, were outstanding.

Documents Incorporated by Reference:

        Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

TABLE OF CONTENTS

Description

Part I

PART I

ITEM 1. BUSINESS

General

        We, Primus Telecommunications Group, Incorporated, are a global, facilities-based telecommunications services provider offering an integrated portfolio of international and domestic voice, Internet, voice-over-Internet protocol (VOIP), data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom and Europe. Our focus is to service the demand for high quality, competitively priced international communications services that is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of Internet, VOIP and data traffic.

        We target customers with significant telecommunications needs, including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers. We provide services over our global network, which consists of:

  •
  18 domestic and international gateway switching systems (the hardware/software devices that direct the voice traffic across the network) in North America, Australia, Europe and Japan;

  •
  approximately 250 interconnection points to our network, or points of presence (POPs), within our service regions and other markets;

  •
  undersea and land-based fiber optic transmission line systems that we own or lease and that carry voice and data traffic across the network; and

  •
  global network and data centers that use a high-bandwidth network standard, asynchronous transfer mode, and Internet-based protocol (ATM+IP) to connect with the network. The global VOIP network is based on routers and gateways with an open network architecture which connects our partners in over 150 countries.

        The services we offer can be classified into three main product categories: voice, data/Internet and VOIP services. Within these three main product categories, we offer our customers a wide range of services, including:

  •
  international and domestic long distance services;

  •
  prepaid calling cards (including services which allow transmission of mobile voice traffic over our land-based network known as Virtual Mobile Network Services or VMNS), toll-free services and reorigination services;

  •
  dial-up, dedicated and high-speed Internet access;

  •
  local services;

  •
  ATM+IP broadband services; and

  •
  managed and shared Web hosting services and applications.

        Generally, we price our services competitively with the major carriers operating in our principal service regions. We expect to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, Internet and data), including SMEs, multinational corporations, residential customers, particularly ethnic customers, and other telecommunications carriers and resellers, as well as acquisitions.

        Having completed our global network infrastructure deployment, our primary operational focus is on building scale in our core markets by adding customers and traffic. The combination of network ownership and increasing scale provides us with the ability to reduce our cost structure, improve service quality and reliability, and introduce new products and services.

Operating Highlights and Accomplishments in 2003 and subsequent events:

  •
  We increased net revenue by 25.8% to $1.3 billion for the twelve months ended December 31, 2003 from $1.0 billion for the twelve months ended December 31, 2002.

  •
  Our income from operations increased to $69.6 million for the twelve months ended December 31, 2003, a $72.9 million increase from a loss of $3.3 million for the twelve months ended December 31, 2002.

  •
  We increased net cash provided by operating activities by $32.3 million to $66.9 million for the twelve months ended December 31, 2003 from $34.6 million for the twelve months ended December 31, 2002.

  •
  We received stockholder approval for and closed the remaining $9 million investment in our Series C convertible preferred stock ("Series C Preferred") by fund affiliates of American International Group, Incorporated (AIG).

  •
  All outstanding shares of our Series C Preferred were converted into an aggregate of 22,616,990 shares of our common stock on November 4, 2003.

  •
  We completed an offering of $132.0 million in principal amount of 3 3/4% convertible senior notes due 2010 ("2003 Convertible Senior Notes"), which we used primarily to retire higher interest debt and to extend our debt maturity profile. The 2003 Convertible Senior Notes are convertible into shares of our common stock at an initial conversion price of $9.3234 per share.

  •
  In January 2004, we completed the sale of $240.0 million 8% senior notes due 2014 ("2004 Senior Notes"), which we used primarily to retire higher interest debt and also to extend our debt maturity profile.

  •
  We continued our debt reduction efforts and improved liquidity by retiring $276.7 million in principal amount of our senior notes, which were funded in part through the proceeds from the 2003 Convertible Senior Notes and the 2004 Senior Notes. In particular, the following debt securities were retired during 2003: $87.2 million principal amount of the 11 3/4% senior notes due 2004 ("1997 Senior Notes"), $6.5 million principal amount of the 11 1/4% senior notes due 2009 ("January 1999 Senior Notes"), and $3.6 million principal amount of the 9 7/8% senior notes due 2008 ("1998 Senior Notes"). In addition, the following debt securities were retired during the three months ended March 31, 2004; $109.9 million principal amount of the January 1999 Senior Notes, $46.6 million of the 1998 Senior Notes and $22.9 million of the 12 3/4% senior notes due 2009 ("October 1999 Senior Notes").

  •
  We further reduced debt by settling an outstanding vendor financing of $14.9 million for approximately $10.6 million, accelerating the payoff of $55.2 million for an equipment financing facility and repaying early 13.0 million CAD ($10.0 million at December 31, 2003) of a financing agreement during the three months ended March 31, 2004, which were funded in part through the proceeds from the 2003 Convertible Senior Notes and the 2004 Senior Notes.

  •
  Our common stock is once again traded on the Nasdaq National Market after a period of trading on the Nasdaq SmallCap Market.

  •
  On June 30, 2003, the Russell 3000 Index included our common stock.

  •
  We acquired three Canadian Internet service providers (ISPs), one Canadian local wireless service provider and a Canadian prepaid calling card company for an aggregate purchase price of approximately $10.7 million in cash. The purchase price for the prepaid calling card company may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company's adjusted revenues exceed certain targeted levels.

  •
  In February 2004, we acquired Australian-based AOL/7 Pty Ltd (AOL/7) which is a joint venture between America Online Inc., a wholly-owned subsidiary of Time Warner Inc., AAPT Limited, a unit of the Telecom New Zealand Group, and Seven Network Limited. This acquisition provides us with the customer base, content, content development and online advertising business of AOL/7, as well as a license for the AOL brand in Australia, for a total consideration of $18.1 million.

Operating Highlights and Accomplishments from our Inception through 2002:

  •
  We were incorporated in February 1994, and through the first half of 1995 we were a development stage enterprise involved in various start-up activities.

  •
  We began generating revenue during March 1995.

  •
  In March 1996, we completed our first acquisition with the purchases of Axicorp Pty. Ltd., a switchless reseller in Australia.

  •
  In November 1996, we made our initial public offering to fund growth of our operating subsidiaries.

  •
  In 1997, we raised $225 million in senior notes and warrants for continued expansion, including network equipment purchases, funding for general corporate purposes, and potential acquisitions. We entered the Canadian market, the Japanese market, the German market and expanded our service offerings in Australia through acquisitions.

  •
  In June 1998, we acquired the operations of TresCom which expanded the scope and coverage of our communications network, thereby providing additional opportunities to migrate traffic onto the network.

        During 1998 and 1999, to continue our expansion, we raised an additional $645.5 million from three senior note issuances and conducted a secondary equity offering of 8 million shares.

        In 1999, among other things, we:

  •
  acquired London Telecom, a Canadian long distance provider;

  •
  purchased a residential long distance customer base, customer support assets and residential Internet customers and network from AT&T Canada and ACC;

  •
  purchased Telegroup's global retail customer businesses, which included retail customers primarily in North America and Europe; and

  •
  organized our Internet and data services business into a new subsidiary, iPRIMUS.com; acquired GlobalServe, a Canadian ISP; a majority interest in Matrix, a Brazilian ISP; TCP/IP and TouchNet, two independent German ISPs; and the remaining interest in Hotkey Internet Services; entered into agreements with Covad Communications and NorthPoint Communications to offer digital subscriber line (DSL) services; acquired Digital Select, a provider of DSL Internet access and Web content; 1492 Technologies, a Web site development, consulting and service firm; and began to build an IP-based network platform in Australia.

        In 2000, among other things, we:

  •
  acquired LCR Telecom Group, Plc; an international telecommunications company operating principally in European markets, providing least cost routing, international callback and other value-added services, primarily to SMEs;

  •
  purchased CTE Networks (CTE), a Canadian long distance reseller;

  •
  purchased A-Tel GmbH, a German reseller of voice traffic to SMEs;

  •
  expanded our Internet and data services business, enhanced by acquisitions such as Eco Software, Inc. ("Shore.Net"), a United States-based business-focused ISP, Seker BBS S.A. and Nexus Comunicaciones S.A., two Spanish ISPs, and Infinity Online Systems, a Canada-based ISP; and

  •
  issued $300 million in convertible subordinated debentures.

        In 2001, we focused on debt reduction, cost containment and growth in cash flow from operations. These efforts resulted in the following:

  •
  reduced debt to $667.6 million at December 31, 2001 from $1.3 billion in 2000, with a gain on early extinguishment of debt of $491.8 million for the year;

  •
  reduced selling, general and administrative expenses by $27.4 million from the previous year; and

  •
  reduced interest expense by $38.7 million over the prior year from the principal reduction of senior notes and convertible debentures.

        In addition, in 2001, we:

  •
  recorded an asset impairment write-down of $526.3 million in goodwill, property and equipment, and customer lists; and

  •
  recorded a $15.0 million write-off of our investment in Pilot Network Services.

        In 2002, we focused our attention on continuing a three-pronged strategy that was initiated at the end of 2000, which involved improving operating results, reducing debt, and raising additional financing.

        Initiatives and results from our efforts to improve operating results:

  •
  We focused on higher margin retail customers and services.

  •
  We de-emphasized or exited certain low margin businesses, and emphasized operations in core markets including the United States, Australia, Canada and Europe.

  •
  Our Australian and Canadian subsidiaries both achieved their highest levels to date of operating income for a full fiscal year.

        Initiatives and results from our efforts to reduce debt:

  •
  We reduced debt during 2002 by $66.6 million to $601.0 million at December 31, 2002, with a gain on early extinguishment of debt of $36.7 million for the year.

  •
  We reduced interest expense by $27.3 million over the prior year from the principal reduction of senior notes and convertible debentures effected during 2001 and 2002.

        Initiatives and results from our efforts to raise additional funds:

  •
  We signed an agreement to issue and sell $42 million of Series C Preferred (including commitments of $39.9 million from fund affiliates of AIG). We received $33 million on December 31, 2002 in the initial closing of the Series C Preferred offering.

  •
  We obtained $9.5 million of funding through an extension of an accounts receivable facility with Textron Financial, Inc. ("Textron").

        Growth initiatives in 2002:

  •
  In September 2002, we signed an agreement to acquire the United States-based SME voice customer base of Cable & Wireless (C&W). We acquired the SME voice customer base during the three months ending December 31, 2002. The acquired customer base has migrated to our network and increased the size of our United States retail business.

        Other Events:

  •
  Our 2002 results reflect the deconsolidation of three non-core foreign investments, which resulted from: the partial divestment of interests in Cards & Parts, our German mobile accessories business, which subsequently filed for insolvency administration; the relinquishment of control rights concerning Bekkoame Internet, Inc. ("Bekko"), our Internet and data investment in Japan; and an insolvency administration filing for InterNeXt, our Internet and data subsidiary in France.

Strategy

        Having completed our global network infrastructure deployment, our primary objectives are to continue to build scale in our core markets by adding customers, traffic and new services; and continue to improve our profitability, cash flow and balance sheet. Key elements of our strategy to achieve these objectives are the following:

  •
  Focus on Profitable Markets and Higher Margin Retail Customers and Services: We are focused on specific, large, developed markets, where we look to take market share away from the dominant telecommunications carriers. Our target customer base consists of SMEs, multinational corporations and residential customers, particularly ethnic customers, who have international telecommunications needs, in addition to needs for domestic voice, Internet and data services. We offer our services at competitive prices and seek to differentiate ourselves based on customer service through experienced sales and service representatives. By bundling our traditional voice services with Internet and data services, we seek to increase net revenue per customer and improve our ability to attract and retain business and residential customers. In addition, we continually seek to add new services to offer to both existing and new customers. We are specifically targeting major growth areas of local, wireless and broadband.

    We have grown our net revenue from $1.1 billion for the year ended December 31, 2001 to $1.3 billion for the year ended December 31, 2003, primarily as a result of our expanding prepaid calling card, Internet access and retail services, as well as our fourth quarter 2002 acquisition of the SME voice customer base of C&W in the United States. In addition, our net revenue growth was substantially improved in 2003 by the weakening of the United States dollar (USD) against the currencies of our principal foreign markets in Australia, Canada, the United Kingdom and Europe. For additional information regarding the impact of fluctuations in foreign currency exchange rates on our results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk."

    In addition to focusing on net revenue growth initiatives, we also concentrate on high margin customers and products and monitor our cost structure to improve our income from operations. For instance, in 2001 and 2002, we de-emphasized or exited certain low margin businesses and emphasized operations in our core markets of the United States, Australia, Canada and Europe with corresponding reductions of approximately one-third of our personnel. As a result, we have improved our income from operations from a loss of $672.3 million for the year ended December 31, 2001 to income from operations of $69.6 million for the year ended December 31, 2003.

  •
  Leverage Our Global Network Infrastructure: We have invested in developing our global, high capacity voice and data network and our product capabilities. By increasing the volume of voice and data traffic that we carry over our existing global network, we are able to reduce transmission costs and other operating costs as a percentage of net revenue, improve service quality and enhance our ability to introduce new products and services. In addition, by leveraging multiple customer segments in different geographical regions, including retail and carrier customers, we achieve greater utilization of our network assets, because our network experiences multiple periods of peak usage throughout each day. We believe the current network meets the near-term needs of our current and prospective customers and that capital expenditures will be in the range of 3% of net revenue in 2004. We expect these spending levels to remain consistent over the next few years.

  •
  Improve Our Balance Sheet and Liquidity through Debt Reduction and Refinancing Activities: We have reduced our long-term obligations from $1.3 billion as of December 31, 2000, to $542.5 million as of December 31, 2003, and our interest expense from $132.1 million for the year ended December 31, 2000 to $60.7 million for the year ended December 31, 2003. In September 2003, we raised $132 million through the issuance of our 2003 Convertible Senior Notes, and in January 2004, we issued $240 million in debt through the completion of the sale of our 2004 Senior Notes. The proceeds of these offerings were used primarily to retire higher interest debt and extend our debt maturity profile. By extending the maturities of our obligations and reducing interest expense through refinancing activities, we seek to improve both our short-term and long-term liquidity. We believe that by further enhancing scale in our core markets, we will be able to grow cash provided by operating activities, which will enable us to continue to delever our balance sheet.

  •
  Capitalize on Our Experienced Management Team: Our management team is composed of seasoned executives with extensive expertise in the communications industry and knowledge of the markets in which we operate. Our core senior management team has been with us since the commencement of our operations, and these individuals have guided us through the recent telecommunications industry downturn. We expect that they will continue to be instrumental in expanding our services into new markets.

Description of Operating Markets

        The following is a description of our operations in each of our four primary markets. Management organizes the enterprise into geographic areas—North America, Europe and Asia-Pacific. The United States and Canadian operating markets are the significant portions of our North America segment, and the Australian market is the substantial portion of the Asia-Pacific segment. See the footnote within Item 8—"Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Operating Segment and Related Information," for further information regarding our segments.

        United States.    The United States is one of our four primary markets, representing 22% of our 2003 net revenue. We provide international and domestic voice, data, Internet and VOIP services to SMEs, residential customers, multinational corporations and other telecommunication carriers. We operate international gateway telephone switches in the New York City area and Los Angeles, which are connected with countries in Europe, Latin America and the Asia-Pacific region through owned and leased international fiber cable systems. We lease and own domestic fiber in the United States to interconnect our switches, data centers, and POPs. POPs are our interconnection points with other networks. We maintain direct sales organizations in Massachusetts and Virginia to sell to business customers and have inbound telemarketing centers in Florida, Virginia and Puerto Rico. To reach residential customers, we utilize telemarketing services and we advertise in national and regional ethnic newspapers, other publications, and on television to offer competitive rates for international and domestic telephone calls, data, Internet and VOIP services. We also utilize independent agents to reach and enhance sales to both business and residential customers and have a direct sales force for marketing international services to other telecommunication service providers, including long distance companies, ISPs and VOIP service providers. We maintain customer service centers in Florida and Virginia and also outsource selected customer service functions overseas. We operate a 24-hour global network management control center in Virginia that monitors our global voice, Internet and data. We offer dial-up and DSL Internet access services to business and residential customers. We also provide managed and shared Web hosting services through our data center located in Lynn, Massachusetts. Additionally, we provide local and international long distance voice services, VOIP, and Internet services in Puerto Rico.

        Australia.    We are the fourth largest full service telecommunications company, based on revenues, providing domestic and international long distance services, data and Internet access services, as well as local and cellular service on a resale basis, to corporate, SMEs and residential customers. Our Australian operations represent 26% of our 2003 net revenue. We have a nationwide domestic long distance network, and a five-city backbone network using Northern Telecom switches in Sydney, Melbourne, Perth, Adelaide and Brisbane with over 100 POPs covering more than 90% of Telstra (the dominant carrier and former monopoly in Australia) local exchanges. We maintain 24-hour customer service and network management control centers.

        We are the third largest ISP, based on market share, in Australia. We have a data center in Melbourne which offers hosting and e-commerce applications and services. We market our services through a combination of direct sales to corporate and SME customers and independent agents, which market to retail business and residential customers, and media advertising aimed at residential customers who make a high volume of international calls.

        Canada.    Canada is another of our primary markets, representing 17% of our 2003 net revenue. We are the largest alternative consumer carrier in Canada based on net revenue. We provide international and domestic voice services to SMEs, residential customers and other telecommunication carriers and have sales and customer service offices in key cities throughout Canada, including Vancouver, Toronto and Montreal. We operate international gateway switches in Toronto and Vancouver, maintain POPs in Ottawa, Montreal and Calgary, and operate a nationwide integrated network backbone for our voice, data, Internet and private line services. Each of the 24 nodes on the backbone is equipped with Sonet add/drop, ATM, frame and IP equipment to provide a complete spectrum of voice and data communications products to our customers. We operate two Nortel DMS 500 switches in Toronto and Vancouver, which provide on-net equal access coverage to an estimated 90% of the population of Canada. We also operate a voice dial access network which consists of some 70 POPs across the country.

        We have data centers co-located with our switch sites in Vancouver and Toronto through which we offer shared and dedicated hosting and co-location services. We have an extensive Internet footprint and provide dial-up and Integrated Services Digital Network (ISDN) Internet coverage to over 700 communities across Canada through a network of 51 POPs.

        We market our services through a combination of direct sales to corporate and SME customers and media advertising aimed at residential customers, and affinity channels.

        Europe.    We operate as a licensed carrier in the United Kingdom, Germany, France, Spain, Italy, Denmark, the Netherlands and Switzerland. The European market represents 33% of our 2003 net revenue. Our network consists of core backbone voice/data nodes in London, Frankfurt and Paris with nodes in Milan, Madrid, Copenhagen, Amsterdam and Zurich. Our European network interconnects with our global network. In London, we have a data center for Web hosting and other services.

        Our European operation is headquartered in London. We provide voice and data services to residential customers, small businesses, and other telecommunications carriers. We maintain a European multilingual customer service call center in Glasgow, Scotland. We market our services across Europe using a combination of direct sales, agents, and direct-media advertising. We offer prepaid services (including VMNS) in most major European countries, which are our largest and fastest growing products in Europe. Throughout Europe, a large portion of call origination is via mobile phones. In most cases, mobile carriers' tariffs for terminating international minutes are higher than fixed line operators. Through the sale of prepaid VMNS to mobile phone users, our European businesses are now targeting international minutes originated from a mobile phone to bring onto our global network for termination.

        We operate Ericsson AXE-10 switches and provide services to retail business and residential and carrier customers in Paris, Frankfurt, and London.

Services

        We offer a broad array of communications services:

  •
  International and Domestic Long Distance. We provide international long distance voice services terminating in over 240 countries, and domestic long distance voice services in our core operating markets.

  •
  VOIP Services. We offer to ISPs, telecommunications carriers worldwide, and enterprise customers VOIP services both over the public Internet as well as direct point-to-point VOIP services over our ATM+IP network. In addition, we offer VOIP services for PC-to-phone or PC-to-PC usage through a partnership arrangement with Microsoft.

  •
  Internet and Data Services. We offer global ATM, frame relay, and Internet/IP services which are available to customers in the United States, Australia, Canada and the United Kingdom. In Australia, we offer data transfer services over ATM and frame relay networks in addition to Internet access services through dial-up, accelerated dial-up and DSL. We also offer Web hosting, managed hosting, dedicated hosting, virtual private networking (VPN) and co-location services in our primary operating markets.

  •
  Prepaid Services (including VMNS). We offer prepaid calling cards that may be used by customers for domestic and international telephone calls both within and outside of their home country. In Europe, we offer prepaid VMNS to mobile phone users which bring international minutes originating from a mobile phone onto our global network.

  •
  Toll-free Services. We offer domestic and international toll-free services within selected countries in our principal service regions.

  •
  Reorigination Services. In selected countries, we provide call reorigination services which allow non-United States country to country calling to originate from the United States, thereby taking advantage of lower United States accounting rates.

  •
  Local Switched Services. We offer local service on a resale basis, primarily in Australia and Canada.

  •
  Cellular. We offer cellular services on a resale basis in Australia and the United Kingdom.

Network

        General.    We operate a global telecommunications network consisting of international and domestic switches and related peripheral equipment, carrier-grade routers and switches for Internet and data services, undersea and trans-continental fiber optic cable systems, leased satellite and cable capacity. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, incorporates the use of SS7/C7 signaling, and is supported by comprehensive network monitoring and technical support services. Our fully deployed global network consists of the following:

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

  •
  ATM switches and IP routers in select markets around the world, which leverage our fiber optic cable facilities and are connected to our approximately 250 POPs, as well as Internet peering/transit points with other carriers. This network also allows us to provide VOIP on a global basis. In select markets, we have installed or leased DSL equipment to offer high-speed Internet access.

        Switching Systems.    Our network consists of 18 carrier-grade domestic and international gateway switch systems throughout Europe, North America, Australia, and Japan. We also have deployed and operate an additional 20 enhanced switching platforms in support of specialized products.

        The locations and types of our switching systems follow:

Location	Type of Switch
New York City area	International Gateway
Los Angeles	International Gateway
Toronto	International Gateway
Vancouver	International Gateway
London	International Gateway
Paris	International Gateway
Frankfurt	International Gateway
Sydney	International Gateway
Tokyo	International Gateway
Copenhagen	International Gateway
Milan	International Gateway
Madrid	International Gateway
Puerto Rico	International Gateway
New York City	Domestic
Adelaide	Domestic
Brisbane	Domestic
Melbourne	Domestic
Perth	Domestic

        In addition, we operate a global VOIP network based on Cisco Systems routers and gateways with an open network architecture which connects with our partners in over 150 countries through the use of open settlement protocol (OSP).

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

Cable System	Countries Served
Gemini	United States—United Kingdom
CANTAT	United States—Canada
CANUS	United States—Canada
FLAG	United Kingdom—Italy United Kingdom—Israel
UK—France 5	United Kingdom—France
Arianne	France—Greece
CIOS	United Kingdom—Israel
Aphrodite	United Kingdom—Cyprus
TPC 5	United States—Japan
APCN	Japan—Indonesia
Jasaurus	Indonesia—Australia
Atlantic Crossing-1	United States—United Kingdom
Columbus II	United States—Mexico
Americas I	United States—Brazil United States—United States Virgin Islands United States Virgin Islands—Trinidad
PTAT-1	United States—Bermuda
CARAC	United States—United States Virgin Islands
Taino-Carib	United States Virgin Islands—Puerto Rico
ECMS	United States Virgin Islands—Antigua— St. Martin—St.Kitts—Martinique—Guyana
CANTAT 3	United States—Denmark
ODIN	Netherlands—Denmark
RIOJA	Netherlands—Belgium
Pacific Crossing I	United States—Japan
SEMEWE 3	Germany—Cyprus
Antillas 1	Puerto Rico—Dominican Republic
Southern Cross	United States—Australia
Americas II	United States—Brazil—Puerto Rico
South Atlantic Crossing	United States—Brazil
Columbus III	United States—Portugal—Spain—Italy

        In December 1999, we agreed to purchase $23.2 million of fiber capacity from Qwest Communications, which provides us with ATM+IP based international broadband backbone. The backbone is comprised of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas. In March 2000, we agreed to purchase an additional $20.8 million of fiber capacity and as of June 30, 2001 had fulfilled the total purchase obligation. As of June 30, 2002, we had made cash payments of $27.6 million and settled our outstanding payment obligation of $16.4 million with Qwest Communications for $10.0 million in cash, which has been paid in full. We recorded this transaction in accordance with FIN No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease," and accordingly, the transaction resulted in a reduction of property and equipment of $7.2 million during the three months ended June 30, 2002.

        In June 2000, we purchased from AT&T Canada for $20.6 million (26.7 million Canadian dollars (CAD)) six rings of SONET protected OC-12 capacity across Canada. This capacity provides a national backbone network for Primus Canada. This purchase price has been paid in full.

        In December 2000, we entered into a financing arrangement to purchase fiber optic capacity in Australia for $38.3 million (51.1 million Australian dollars (AUD)) from Optus Networks Pty. Limited. As of December 31, 2001, we had fulfilled the total purchase obligation. We signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, we renegotiated the payment terms extending the payment schedule through April 2007, and lowering the interest rate to 10.2%. At December 31, 2003 and 2002, we had a liability recorded in the amount of $21.9 million (29.2 million AUD) and $17.2 million (30.4 million AUD), respectively.

        In the three months ended September 30, 2001, we accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited (SCCL). We and SCCL entered into an arrangement financing the capacity purchase. In the three months ended December 31, 2001, we renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term, and continues to bear interest at 6.0% above LIBOR (7.12% at December 31, 2003). We further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. As of December 31, 2003, we had fulfilled the total purchase obligation to SCCL. At December 31, 2003 and 2002, we had a liability recorded under this agreement in the amount of $18.6 million and $18.4 million, respectively.

        Foreign Carrier Agreements.    In selected countries where competition with the traditional Post Telegraph and Telecommunications companies (PTTs) is limited, we have entered into foreign carrier transit agreements with PTTs or other service providers which permit us to provide traffic into and receive return traffic from these countries. We have existing foreign carrier agreements with PTTs and other licensed operators in nearly every major country.

        Network Management and Control.    We own and operate network management control centers in McLean, Virginia; Toronto, Canada; London, England; and Sydney, Australia, which are used to monitor and control a majority of the switching systems, global data network, and other digital transmission equipment used in our network. These network management control centers operate seven days per week, 24 hours per day, 365 days per year.

        Network for Data and Internet Services.    We have built an Internet backbone network that enables our global network to carry Internet and data traffic for our business, residential, carrier and ISP customers. This network uses packet switched technology, including IP and ATM. This network allows us to offer to existing and new customers data and voice communications services, including, in selected geographic areas, dial-up and dedicated Internet access, Web hosting, e-commerce, managed VPN services, VOIP, ATM and frame relay data services.

Customers

        Our business sales and marketing efforts primarily target SMEs with significant international long distance traffic. We also target large multinational businesses. Many of the services we provide in the United States, Australia, Canada, the United Kingdom, and Europe include long distance voice, Internet, data and the resale of cellular services.

        Our residential sales and marketing strategy targets residential customers who generate high international and domestic long distance traffic volumes, particularly ethnic customers. We believe that such customers are attracted to us because of competitive pricing as compared to traditional carriers, and in-language customer service and support. We are now offering Internet access to our residential customers in select markets and expanding our Internet and data offerings to additional markets and bundling them with traditional voice services.

        We compete for the business of other telecommunications carriers and resellers primarily on the basis of price and service quality. Sales to other carriers and resellers help us maximize the utilization of our network and thereby reduce our fixed costs per minute of use, as well as permitting our network to be interconnected with other major carriers, thereby providing global coverage.

        Business, residential and carrier revenues for the year ended December 31, 2003 were distributed 27%, 53%, and 20%, respectively, and for the year ended December 31, 2002 were distributed 28%, 48%, and 24%, respectively. No single customer accounted for greater than 10% of net revenue for the years ended December 31, 2003, 2002 and 2001.

Sales and Marketing

        We market our services through a variety of sales channels, as summarized below:

  •
  Direct Sales Force. As of December 31, 2003, our direct sales force included 211 full-time employees who focus on business customers with substantial international traffic, including multinational businesses and international governmental organizations. Direct sales personnel are compensated with a base salary plus commissions. We currently have sales offices in Boston (vicinity), McLean, Puerto Rico, Montreal, Toronto, Vancouver, London, Frankfurt, Adelaide, Brisbane, Melbourne, Perth, Sydney and Tokyo. In addition, approximately 117 full-time sales representatives focus on residential consumers, and 21 direct sales representatives exclusively sell services to other long distance carriers and resellers.

  •
  Independent Sales Agents. We also sell our services through independent sales agents and representatives, who typically focus on residential consumers and SMEs. An agent receives commissions based on revenue generated by customers obtained for us by the agent. We usually grant nonexclusive sales rights and require our agents and representatives to maintain minimum revenues. As part of the C&W SME voice customer base acquisition, we substantially increased the number of independent sales agents working for us in the United States.

  •
  Telemarketing. We employ full-time inbound telemarketing sales personnel, and we had been selectively outsourcing certain telemarketing functions to supplement sales efforts to residential consumers, particularly ethnic consumers, and SMEs.

  •
  Media and Direct Mail. We use a variety of print, television and radio advertising to increase name recognition and generate new customers. We reach ethnic residential customers by print advertising campaigns in ethnic newspapers, and by advertising on select radio and television programs.

  •
  Third party Distribution Agreements and Affinity Channels. With the growing recognition of the Primus brand and an increasing number of customers in our core markets, we have been able to establish relationships to market our services through external retailers, manufacturers, affinity and preferred partnerships and programs. These relationships allow us to increase awareness and credibility of our services among customers and reduce the cost of customer acquisition.

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

Competition

Voice

        The international telecommunications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. We believe that long distance service providers compete on the basis of price, customer service, product quality and breadth of services offered. In each country of operation, we have numerous competitors including wireline, wireless and cable competitors. We believe that as the international telecommunications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984 and the Telecommunications Act of 1996. Prices for long distance voice calls in the markets in which we compete have declined historically and are likely to continue to decrease. In addition, many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks.

        Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, Regional Bell Operating Companies (RBOCs) are allowed to enter the long distance market; AT&T, MCI, Sprint and other long distance carriers are allowed to enter the local telephone services market; and cable television companies and utilities are allowed to enter both the local and long distance telecommunications markets. In addition, competition has begun to increase in the European Union (EU) communications markets in connection with the deregulation of the telecommunications industry. In most EU countries full liberalization took place in January 1998. In addition, alternatives to wireline services, such as wireless and VOIP services, are significant competitive threats. This increase in competition could adversely affect net revenue per minute.

        The following is a brief summary of the competitive environment in our principal service regions:

        United States.    In the United States, which is the most competitive and among the most deregulated long distance markets in the world, competition primarily is based upon pricing, customer service, network quality and the ability to provide value-added services and the bundling of services. AT&T is the largest supplier of long distance services, with MCI, Sprint and, as a result of federal legislation, RBOCs, local exchange carriers (LECs) and ISPs being significant competitors in providing domestic and international long distance services. The major wireless carriers are also substantial competitors for domestic long distance services.

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

        Canada.    The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. In residential markets, we compete primarily with each of the incumbent telecommunication companies (of which the largest are those owned by BCE in eastern Canada and Telus in western Canada) in their respective territories. We also compete against Call-Net Enterprises and other smaller resellers. In the highly competitive business market, we compete with BCE and Telus, who are both expanding beyond their traditional territories and competing with each other across the country, and with Allstream, Call-Net Enterprises and other smaller carriers.

        United Kingdom.    Our principal competitors in the United Kingdom are British Telecommunications (BT), the dominant provider of telecommunications services in the United Kingdom, Cable & Wireless UK, Colt Telecom, Energis and MCI. Major wireless carriers are also a significant source of competition. We compete in the United Kingdom and European countries by offering competitively-priced stand-alone and bundled services, personalized customer service and value-added services.

Internet and Data

        The market for Internet services and data services is extremely competitive. We anticipate that competition will continue to intensify. Our current and prospective competitors offering these services include national, international, regional and local ISPs such as AOL and EarthLink, Web hosting companies, other long distance and international long distance telecommunications companies, including AT&T, MCI and Sprint, LECs such as Verizon and SBC, cable television, direct broadcast satellite, wireless communications providers and on-line service providers. Many of these competitors have significantly greater resources, market presence and brand recognition than we do.

Government Regulation

        As a global telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, that domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations or that regulatory activities will not have a material adverse effect on us.

        Regulation of the telecommunications industry is changing rapidly both domestically and globally. Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, RBOCs have been allowed to enter the long distance markets in many states. AT&T, MCI, Sprint and other long distance carriers have expanded their services to include local telephone services. In addition, competition has increased in the EU communications markets as a result of legislation enacted at the EU level. Beginning in 1990, a number of legislative measures were adopted which culminated in the full liberalization of telecommunications markets throughout most EU member states as of January 1, 1998. This increase in competition could adversely affect net revenue per minute. In addition, the World Trade Organization Agreement, which reflects efforts to dismantle government-owned telecommunications monopolies throughout Europe and Asia may affect us. Although we believe that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that they will be implemented in a manner that would benefit us. Further the increase in providers vying for a limited market share will require us to maintain competitive rate structures.

        The regulatory frameworks in certain jurisdictions in which we provide services are described below:

United States

        In the United States, our services are subject to the provisions of the Communications Act of 1934, as amended, the Federal Communications Commission (FCC) regulations thereunder, as well as the applicable laws and regulations of the various states and state regulatory commissions.

        As a carrier offering services to the public, we must comply with the requirements of common carriage under the Communications Act of 1934, including the offering of service on a nondiscriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of authorizations or any transfer of de jure or de facto control of the company.

        We are subject to various specific common carrier telecommunications requirements set forth in the FCC's rules, including operating, reporting and fee requirements. Both federal and state regulatory agencies have broad authority to impose monetary and other penalties on us for violations of regulatory requirements.

        International Service Regulation.    International common carriers like us are required to obtain authority under Section 214 of the Communications Act of 1934. We have obtained all required authorizations from the FCC to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services on a nondominant carrier basis. The FCC is considering a number of international service issues in the context of several policy rulemaking proceedings in response to specific petitions and applications filed by other international carriers. We are unable to predict how the FCC will resolve the pending international policy issues or how such resolution will affect our international business. In recent years, the FCC has taken steps to streamline regulation of international services where competition can provide consumers with lower rates and choices among carriers and services. To that end, with some exceptions, current FCC rules require facilities-based United States carriers, like us, with operating agreements with dominant foreign carriers, to abide by the International Settlements Policy by following uniform accounting rates, 50/50 split in settlement rates, and proportionate return of traffic. United States carrier arrangements with nondominant foreign carriers are not subject to these requirements. Further, the FCC recently announced that it would lift the International Settlements Policy requirements from a substantial number of additional routes where competition exists. We may take advantage of these more flexible arrangements with nondominant foreign carriers, and the greater pricing flexibility that may result, but we may also face greater price competition from other international service carriers.

        Pursuant to a change in rules by the FCC, we have replaced our international and domestic FCC tariff with a general service agreement and price list posted on our Web site (also as required by FCC order). This "detariffing" has given us greater pricing flexibility in our service offerings, but we are no longer entitled to legal protection under the "filed rate doctrine," which provides protection to carriers from customers' legal actions challenging terms and conditions of service.

        Domestic Service Regulation.    We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to initiate or expand our domestic interstate operations, but we are required to obtain FCC approval to transfer control or discontinue service and to file various reports and pay various fees and assessments. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. In addition, as a non-dominant carrier, we are subject to the FCC's complaint jurisdiction. In particular, we may be subject to complaint proceedings in conjunction with alleged noncompliance such as unauthorized changes in a customer's preferred carrier or violations of the FCC's Do-Not-Call telemarketing rules. We are also subject to the Communications Assistance for Law Enforcement Act and certain FCC regulations which require telecommunications common carriers to modify their networks to allow law enforcement authorities to perform electronic surveillance. The recently enacted Do-Not-Call Registry and related restrictions set out the specific parameters for telemarketing solicitation and prohibit outbound telemarketing in some circumstances.

        Our costs of providing long distance services will be affected by changes in the switched access charge rates imposed by LECs for origination and termination of calls over local facilities. FCC rules currently cap the rates that both incumbent and competitive LECs may charge for switched access, and restrain incumbent LECs ability to change their charges. The FCC's decision to place caps on competitive LECs charges has been appealed in court and is on reconsideration at the FCC. The FCC continues to grant incumbent LECs greater pricing flexibility and relaxed regulation of access services in those markets where there are other providers of access services. Responding to a Congressional directive in the Telecommunications Act of 1996, the FCC has attempted several times over the past seven years to develop a list of Unbundled Network Elements (UNEs—portions of the incumbent local exchange carrier (ILECs) networks and services that are sold separately) that must be made available to competitive local exchange carriers (CLECs). On several occasions the courts have faulted the FCC for both its identification of the network elements to be unbundled, and its justifications for requiring UNEs to be made available. The FCC's most recent attempt is colloquially known as the Triennial Review Order (TRO). On March 2, 2004, the U.S. Court of Appeals in Washington D.C. in "U.S. Telecom Association v. FCC" vacated significant portions of the FCC's scheme governing unbundling of network elements for voice services, while upholding provisions excluding broadband network elements from unbundling. The court said its mandate would become effective upon at the later of 60 days after its order or the appeals court's rejection of petitions to rehear the decision. This ruling, which favors the ILECs, unsettles the regulatory landscape for CLECs dependent on UNEs. While we do not currently use UNEs in our services, the current regulatory landscape could make it more difficult for us to use UNEs in the future, should we decide to initiate local service, which could affect our cost of providing local services. Depending on the outcome of the litigation, any new rules promulgated by the FCC and the manner in which such these rules are implemented between LECs, we may have fewer competitive choices among LECs and, as a result, could see an increase in our termination and origination costs over time.

        All interstate telecommunications carriers, including us, are required to make contributions to support federal universal service programs. The FCC is currently considering revisions to its universal service funding mechanism. We cannot predict the outcome of these proceedings or their potential effect on us. Our VOIP service operations are not currently subject to direct regulation by the FCC or state regulatory commissions to the extent that they qualify as "enhanced" or "information" services. The FCC defines enhanced services as services that (1) employ computer processing applications that act on the format, content, code, protocol or similar aspects of the subscriber's transmitted information, (2) provide the subscriber additional, different or restructured information, or (3) involve subscriber interaction with stored information. In 1998, in a non-binding report, the FCC observed that "computer-to-computer" VOIP may be appropriately considered to be unregulated but that "phone-to-phone" VOIP may lack the characteristics that would render them unregulated "information" services. In February 2004, the FCC ruled that free computer-to-computer VOIP service is not "telecommunications service" and that it is an interstate "information service." Although this order clarifies some of the relevant VOIP issues, the FCC has not yet issued a formal decision as to whether other variations of VOIP services should be subject to traditional common carrier telecommunications service regulation or whether any of the VOIP services should be subject to universal service contribution and access charge obligations. In March 2004, the FCC released a Notice of Proposed Rulemaking ("NPRM") regarding VOIP Service. The NPRM specifically addresses the regulatory classification and jurisdiction of VOIP; the application of access charges; and how to preserve key public policy objectives such as universal service, 911/emergency services, law enforcement surveillance requirements, and the needs of persons with disabilities. While initial indications from the FCC suggest that any regulation of VOIP will be limited in nature, the future regulatory treatment of other variations of VOIP by the FCC and state regulatory bodies continues to be uncertain. Furthermore, Congressional dissatisfaction with the FCC's treatment of IP telephony could result in legislation requiring the FCC to impose greater or lesser regulation. Changes to, and further clarifications of, the treatment of VOIP services could result in the imposition of burdensome regulation and fees on some of our services and/or increase certain of our operating costs.

        State Regulation.    Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Primus Telecommunications, Inc. (PTI), a wholly-owned subsidiary of ours, maintains the necessary certificate and tariff approvals, where approvals are necessary, to provide intrastate long distance service in 49 states and Puerto Rico. PTI also maintains the necessary certificate to provide local services in Puerto Rico. Certain of our other subsidiaries, such as Trescom USA, Inc. and Least Cost Routing, Inc., also maintain certificates and tariffs in some states. Some states also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. States often require prior approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt or for name changes. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject us to increased price competition. We may also be required to contribute to universal service funds in some states.

        Wireless Service Regulations.    Through subsidiaries of TresCom International, Inc., a wholly-owned subsidiary of ours, we hold several wireless licenses issued by the FCC. As a licensee authorized to provide microwave and satellite earth station services, we are subject to Title III of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and FCC regulations promulgated thereunder. Pursuant to Title III, foreign entities may not directly hold more than 20% of the stock or other ownership interests in an entity, including us, that holds certain types of FCC licenses, such as the wireless licenses held by the TresCom International, Inc. subsidiaries referred to above. In addition, unless granted an FCC waiver, foreign citizens and entities may not indirectly hold 25% or more of the stock or other ownership interest in such entities.

Australia

        The provision of our services is subject to federal regulation in Australia. The two primary instruments of regulation are the Australian Telecommunications Act 1997 and federal regulation of anti-competitive practices pursuant to the Australian Trade Practices Act 1974. The current regulatory framework came into effect in July 1997.

        We are licensed under the Telecommunications Act 1997 to own and operate transmission facilities in Australia. Under the regulatory framework, we are not required to maintain a carriage license in order to supply carriage services to the public using network facilities owned by another carrier. Instead, with respect to carriage services, we must comply with legislated "service provider" rules contained in the Telecommunications Act 1997 covering matters such as compliance with the Telecommunications Act 1997, operator services, regulation of land access, directory assistance, provision of information to allow maintenance of an integrated public number database and itemized billing.

        Two federal regulatory authorities exercise control over a broad range of issues affecting the operation of the Australian telecommunications industry. The Australian Communications Authority (ACA) is the authority regulating matters including the licensing of carriers and technical matters, and the Australian Competition and Consumer Commission (ACCC) has the role of promotion of competition and consumer protection and in particular dealing with carrier to carrier interconnection and network access. We are required to comply with the terms of our own license, are subject to the greater controls applicable to licensed facilities-based carriers and are under the regulatory control of the ACA and the ACCC. In addition, other federal legislation, various regulations pursuant to delegated authority and legislation, ministerial declarations, codes, directions, licenses, statements of Australian government policy and court decisions affecting telecommunications carriers also apply to us. As a carrier we must also be a member of the Telecommunications Industry Ombudsman (TIO) Scheme. The TIO is responsible for handling complaints from consumers about carriers and Internet service providers. The TIO may impose financial penalties upon carriers that do not satisfactorily deal with consumer complaints.

        There is no limit to the number of carriers that may be licensed. Any company that meets the relevant financial and technical standards and complies with the license application process can become a licensed carrier permitted to own and operate transmission facilities in Australia. Carriers are licensed individually, are subject to charges that are intended to cover the costs of regulating the telecommunications industry and are obliged to comply with license conditions (including obligations to comply with the Telecommunications Act 1997 and with the telecommunications access regime and related facilities access obligations). Carriers also must meet the Universal Service Obligations (USO), to assist in providing all Australians, particularly in remote areas, with reasonable access to standard telephone services and digital data services. Telstra is currently the sole universal service provider. One of our subsidiaries, Hotkey Internet Services, has been approved as a special digital service provider. Since 2000, the responsible Minister of the Australian government may make a determination of the amount of USO subsidies, with advice from the Australian Communications Authority. No methodology is provided in legislation and the Minister could make a determination of a Universal Service Legislation (USL) that would be material to us. However, the USL has been set until 2005 at levels (e.g., approximately 11 Australian dollars (AUD) per 1,000 AUD of eligible revenue for the 2001-02 financial year) that we do not consider material.

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

        The Telecommunications Act 1997 package of legislation includes a telecommunications access regime that provides a framework for regulating access rights for specific carriage services and related services through the declaration of services by the ACCC. The regime establishes mechanisms within which the terms and conditions of access can be determined. The Australian government intends the access regime to reduce the power of Telstra and Singtel Optus (as the former protected fixed line carriers) and other carriers who may come to own or control important infrastructure or services necessary for competition.

Canada

        We, as a reseller of domestic Canadian telecommunications services, are largely unregulated by the Canadian Radio-television and Telecommunications Commission (CRTC). In particular, because we do not own or operate transmission facilities in Canada, we are not subject to direct regulation by the CRTC pursuant to the Canadian Telecommunications Act. Therefore, we may provide resold Canadian domestic long distance service without regulation of our rates, prices or the requirement to file tariffs. In addition, as described below, as a reseller we are not subject to restrictions on foreign ownership or control.

        In 2000, the CRTC implemented a revenue-based contribution regime to replace the per minute contribution charge formerly in place to support universal access. This new revenue-based contribution mechanism collects from a wider base of telecommunications service providers and has consequently lowered our contribution expenses considerably since 2001, to 1.1% of our net Canadian telecommunications service revenues in 2003.

        In a price cap decision issued in May 2002, the CRTC lowered the prices incumbent providers can charge competitors for a range of competitor services—i.e., facilities and services required by competitors to provide telecommunications services to their customers. Several proceedings are currently underway that may lead to reductions in the costs incurred by us for the lease of certain incumbent facilities and the interconnection of our network with the incumbents' local access network. These reduced rates may be effective on a retroactive basis to June 2002.

        Competition.    Long distance competition has been in place in Canada since 1990 for long distance resellers and since 1992 for facilities-based carriers. Since 1994, the ILECs have been required to provide "equal access" which eliminated the need for customers of competitive long distance providers to dial additional digits when placing long distance calls. In June 1992, the CRTC issued its ground-breaking Telecom Decision CRTC 92-12 requiring the incumbent LECs to interconnect their networks with their facilities-based, as well as resale, competitors. However, these companies have now disbanded the Stentor alliance effective January 1, 1999, and former Stentor companies, Bell Canada and TELUS Communications, the two largest carriers in Canada, have begun to compete against one another. Other nationwide providers are Allstream (formerly AT&T Canada Corp.), Sprint Canada and 360 Networks. Additional long distance services competition is provided by a substantial resale long distance industry in Canada.

        Foreign Ownership Restrictions.    Under Canada's Telecommunications Act and certain regulations promulgated pursuant to such Act, foreign ownership restrictions are applicable to facilities-based carriers ("Canadian carriers"), CLECs and microwave license holders, but not to companies which do not own or operate facilities or to resellers, which may be wholly foreign-owned and controlled. These restrictions limit the amount of foreign investment in Canadian carriers to no more than 20% of the voting equity of a Canadian carrier operating company and no more than 33 1/3% of the voting equity of a Canadian carrier holding company. The restrictions also limit the number of seats which may be occupied by non-Canadians on the board of directors of a Canadian carrier operating company to 20%. In addition, under Canadian law, a majority of Canadians must occupy the seats on the board of directors of a Canadian carrier holding company. Although it is possible for foreign investors to also hold non-voting equity in a Canadian carrier, the law requires that the Canadian carrier not be "controlled in fact" by non-Canadians. Primus Canada, along with several other telecommunications service providers, has sought to have the Canadian government review foreign ownership restrictions with a view to lowering these restrictions or eliminating them altogether.

        In April 2003, a committee of the House of Commons (the Industry Committee) recommended the removal of the restrictions in their entirety, for both telecommunications common carriers and for broadcasting distribution undertakings (BDUs) such as cable companies. In June 2003, however, another committee of the House of Commons (the Heritage Committee) expressed concerns that changes in ownership restrictions for either telecommunications common carriers or BDUs could have an adverse impact on the broadcasting system. In its September 2003 response to the Industry Committee's recommendation, the government acknowledged the appropriateness of the committee's conclusion that removing foreign investment restrictions would benefit the telecommunications industry. However, the government also noted the concerns expressed by the Heritage Committee. The government recognized that it has a responsibility to determine how best to reconcile the conflicting recommendations of the two committees and undertook to analyze this question and be in a position to examine possible solutions by the spring of 2004. Therefore, it is premature to predict whether the recommendation to remove the restrictions for telecommunications common carriers will be implemented and if so, when.

European Union

        In Europe, the regulation of telecommunications is governed at a supranational level by the European Parliament, Council and Commission, consisting of members from the following countries: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom. These institutions are responsible for creating European Union-wide policies and, through legislation, have progressively developed a regulatory framework aimed at ensuring an open, competitive telecommunications market.

        In February 2002, the Council agreed to a new European regulatory framework for the communications sector which was formally adopted on March 7, 2002. The new regime comprises the following legislative texts:

  •
  Directive 2002/21 on a common regulatory framework for electronic communications networks and services ("Framework Directive");

  •
  Directive 2002/20 on the authorization of electronic communications networks and services ("Authorization Directive");

  •
  Directive 2002/19 on access to, and interconnection of, electronic communications networks and associated facilities ("Access Directive"); and

  •
  Directive 2002/22 on universal service and users rights relating to electronic communications networks and services ("Universal Service Directive").

        These directives were supposed to be implemented by EU member states and incorporated into the regulatory regime of each member state by July 25, 2003. However, a number of member states missed this deadline and are still in the process of implementation. We anticipate, but can make no assurance, that these new directives will not have any material impact on our business operations in Europe.

        One of the requirements of the Authorization Directive is that no company wishing to provide electronic communications networks or services should have to obtain prior authorization, although such a company could be required to notify relevant regulatory authorities in the member states where it is intending to operate of its intention to provide such networks or services.

        A further directive relating to privacy and electronic communications (Directive 2002/58) was added to the new regime at a later stage. This directive aims in a number of respects to harmonize national laws on personal data protection in the electronic communications age and deals with matters including the confidentiality of billing information, the use of caller identification devices, the use of subscriber directories and unsolicited communications. The directive was supposed to be implemented by EU member states and incorporated into the regulatory regime of each member state by October 31, 2003 but, as with the earlier directives referred to above, a number of member states have missed this deadline.

        Each EU member state in which we currently conduct or plan to conduct our business has historically had a different regulatory regime and we expect that, even after the adoption of the new EU regulatory regime, differences will continue for the foreseeable future. There may well be differences in the way in which the new EU regulatory regime is implemented from one member state to another. The requirements for us to obtain necessary approvals have varied considerably from one country to another. We have obtained and will continue to seek to obtain interconnection agreements with other carriers within the EU. While previous EU directives have required that carriers with significant market power offer cost-based and non-discriminatory interconnection to competitors, individual EU member states have implemented this requirement differently and may continue to do so under the new EU regulatory regime. As a result, we may be delayed in obtaining or may not be able to obtain interconnection in certain countries that would allow us to compete effectively.

  United Kingdom

        Until recently, the running of telecommunications systems and the provision of telecommunications services was governed by the Telecommunications Act 1984 (the "1984 Act"). Under the 1984 Act, it was a criminal offense for any person to run a telecommunications system unless authorized to do so by a license.

        Until 1991, the United Kingdom government operated a duopoly policy, under which licenses to run fixed link systems for the provision of voice telephony services were restricted to two companies, BT and Mercury Communications (now Cable & Wireless UK).

        In 1991, the United Kingdom government adopted a new "multi-operator" policy. Under this policy, any company wishing to run a telecommunications system was able to apply for a license to the Department of Trade and Industry (DTI), as it is now known. In deciding whether to recommend the award of a license, the DTI had to consider all applications made and would take into account matters such as the business plan of the applicant, the experience of the applicant's senior management team and the technical characteristics of the system it was intending to deploy. Licenses, known as Public Telecommunication Operator (PTO) licenses were awarded by the relevant Secretary of State, on the recommendation of the DTI, but were administered and enforced by the Director General, a sector-specific regulator for the telecommunications industry established under the 1984 Act. The Director General presided over Oftel.

        Over time, a number of so-called telecommunications "class licenses" were promulgated by the DTI to avoid the need for companies to have to apply for an individual PTO licence in all instances. However, the class licenses were of limited application, and generally any company wishing to operate systems to provide public services on a regional or national basis, had to apply for an individual license.

        Depending upon the technical characteristics of the system deployed and the services provided, a company might be required to obtain additional licenses not covered by the 1984 Act. For example, if the system made use of radio spectrum, including satellite links, a license under the Wireless Telegraphy Act 1949 was likely to be required.

        The detailed terms of telecommunications licenses evolved and became more complex over time and provisions were inserted into BT's license in particular, which were not to be found in other licenses. These included provisions giving the Director General the ability to exercise price controls in relation to BT's wholesale and retail services. The Director General used this ability to impose a series of successive price caps on BT, both in relation to its wholesale and retail prices, although BT was increasingly given greater pricing flexibility particularly at the retail level. The Director General launched a consultation in October 2003 as to whether BT should be able, at the retail level, to offer business customers discounted prices for bundles of services and discount schemes based on expenditure aggregated across a range of services. A final decision on this issue is still outstanding. Without existing price controls, or with greater pricing flexibility, BT would be able to charge us higher prices for certain services or to charge end user customers prices that are lower than we are able to charge, subject to any constraints imposed by general competition law.

        Any operator qualifying under the Telecommunications (Interconnection) Regulations 1997, was able to apply to Oftel to be recognized as a so-called "Annex II" operator. The effect was to confer an entitlement on an "Annex II" operator to request interconnection services from another "Annex II" operator and, conversely, an obligation to negotiate for the provision of interconnection services itself when requested to do so by another "Annex II" operator. The requirements imposed on BT as a result of these regulations went further, as it was considered to possess significant market power. BT was placed under an obligation to meet all reasonable requests for interconnection from other "Annex II" operators, to do so on non-discriminatory and cost-based terms and to publish a reference interconnection offer showing certain interconnect charges and arrangements for interconnection applicable to all "Annex II" operator interconnections.

        Until measures taken under the Communications Act 2003 ("the 2003 Act") came into force on July 25, 2003, our subsidiary Primus Telecommunications Limited held a PTO license with "Annex II" status, as did Telegroup UK Ltd, another of our subsidiaries.

        We must interconnect our United Kingdom network to the networks of other operators in the United Kingdom, including BT, to allow our end user customers to obtain access to our services in order to compete effectively in the United Kingdom. Long distance carriers, such as us, have been entitled to obtain interconnection to BT at cost-based rates.

        By virtue of further regulatory obligations imposed on it, BT began offering a permanent Carrier Pre-Selection (CPS) facility, which allows customers to choose between different operators for different types of calls without dialing extra digits or using an auto dialer box, with an "all calls" option from the end of 2001.

        2002 saw the beginning of a transformation of the regulatory framework for telecommunications in the United Kingdom. The Office of Communications Act 2002 established OFCOM as a new statutory corporation. OFCOM was to become a new "super regulator," that is to say the single regulator for the telecommunications and broadcasting industries and, as such, would replace a number of existing regulators, including the Director General and, by extension, Oftel. However, OFCOM did not receive any regulatory powers or functions at that time. The more recent 2003 Act, which was enacted on July 17, 2003:

  •
  set out the duties, powers and functions of OFCOM, although since it was known that OFCOM would not be ready to commence operations until the end of 2003, special steps were taken under the 2003 Act to continue the role of the Director General and Oftel until that time;

  •
  replaced large parts of the 1984 Act; and

  •
  set out a new framework for the regulation of what are now called "electronic communications networks" and "electronic communications services" in the United Kingdom.

        OFCOM formally assumed its powers and functions under the 2003 Act on December 29, 2003 and the roles of the Director General and Oftel ceased to be effective as of the same date.

        The 2003 Act revoked all previous telecommunications licenses granted under the 1984 Act and made provision for them to be replaced by a general authorization which would apply to all operators. This stemmed from a requirement in the European Union legislation that no person wishing to provide a telecommunications network or service should have to obtain prior authorization. The revocation of licenses and their replacement by the general authorization occurred on July 25, 2003.

        The general authorization contains provisions which are now applicable to all operators and, additionally, provisions which are applicable only to certain operators such as those who have been designated as possessing significant market power in a number of different markets. In time, it is expected that further provisions will be added to the general authorization which will either be of general application or which will be applicable to particular operators or to operators of a particular type, such as those possessing significant market power in markets other than those already specified.

        Any provisions of the general authorization which are directed at particular operators or operators of a particular type, such as those which apply to operators designated as possessing significant market power in certain markets, can only be introduced pursuant to procedures set out in the 2003 Act. In most cases, these procedures require a prior, detailed review by OFCOM (previously the Director General) of the relevant markets involved and the production of a report on the outcome of each review which, in most cases, must be sent to the European Commission for comment.

        As the European Commission took the view that it was not possible for any European regulatory authority to report on the outcome of any reviews until July 25, 2003 at the earliest, this meant that it was not possible for the Director General to finalize the provisions of the general authorization by the time it came into force on the same date. Accordingly, to ensure that there was no regulatory gap in the meantime, it was necessary for the Director General to continue some of the provisions of the old licenses, notwithstanding that the licenses themselves had been revoked. The intention was that the continued provisions would remain in force for as long as the Director General, or OFCOM in the future, determined to be necessary which, for the most part, meant until the results of the various market reviews had been finalized and either the continued provisions had been replaced with similar provisions in the general authorization, or a decision had been taken, based on the results the reviews, to remove them entirely.

        Provisions from BT's former license relating to BT's obligations to interconnect with other "Annex II" operators on cost-based, non-discriminatory terms were continued, along with the ability of the Director General to exercise price controls over certain of BT's wholesale and retail services.

        Prior to ceasing their functions on December 29, 2003, the Director General and Oftel made significant progress in carrying out a large number of market reviews and several of these reviews were finalized, resulting in new provisions being added to the general authorization and the discontinuation of corresponding provisions which had been continued from the old licenses. New provisions were imposed on BT as part of this process requiring BT to offer interconnection on cost-based, non-discriminatory terms and to publish a reference interconnection offer. Additional provisions imposed on BT also gave OFCOM the ability to continue to exercise price controls over certain of BT's wholesale and retail services. Reviews which remained outstanding as of December 29, 2003 will be completed by OFCOM.

        One of the reviews finalized prior to December 29, 2003 was a review of fixed geographic call termination markets. The Director General and Oftel concluded that each provider of a public electronic communications network, including us, has significant market power in the provision of call termination services on its own network. As a result, we, in common with all other similar operators, have become subject to a provision requiring us to provide call termination services to other operators on fair and reasonable terms if reasonably requested to do so. More extensive provisions have been imposed on BT, including the ability for OFCOM to exercise price controls in relation to BT's call termination services. It is not considered that the imposition of this new requirement on us will have a material adverse effect on our business.

        In November 2003, Oftel began a consultation on the options for regulating the reporting of quality of service information to consumers by telecommunications operators. The consultation closes in February 2004, after which time OFCOM (having replaced Oftel in the meantime) will announce its decision. One possible outcome is that we could, in common with other operators, become subject to a regulatory requirement to publish quality of service statistics in a form and at intervals specified by OFCOM so that consumers can compare operators on quality of service criteria.

        Prior to assuming its powers and functions on an official basis, OFCOM announced that one of its first key tasks would be to carry out a comprehensive review of the telecommunications market in the United Kingdom which, in turn, would shape the strategy through which OFCOM will promote competition and take future regulatory action. OFCOM announced that the review would commence in January 2004 and was expected to be completed in the Autumn of 2004. The review will be evidence-based and will include market surveys, advice from a wide range of external advisors to OFCOM and detailed consultation with operators and consumer representation groups. In February 2004, OFCOM announced the appointment of members to the Consumer Panel. The Consumer Panel is an independent body set up under the 2003 Act to advise OFCOM on consumer interests in the broadcastings and telecommunications sector. The Panel will function as a "critical friend" to OFCOM to help inform its decisions. It will have access to a substantial research budget to ensure that the advice it provides to OFCOM is based on an accurate and independent understanding of the consumer interest. Their main duties will be the promotion of choice, quality and value in electronic communications services, and where appropriate, the encouragement of competition between the providers of those services. In developing its future strategy towards the regulation of the telecommunications market, the powers of OFCOM remain prescribed by the 2003 Act and by applicable European Union legislation.

        The impact of the 2003 Act on us was to revoke our licenses previously held under the 1984 Act and, like all other operators, we now provide services under and are subject to the applicable terms of the new general authorization. The transition has not, so far, affected our business. There are no foreign ownership restrictions which affect our ability to operate under the general authorization, although the Secretary of State retains residual powers to require the suspension of any operator's entitlement to operate in the interests of national security or on public health and safety grounds. The general authorization is of unfixed duration and, therefore, our ability to operate under it is not time constrained but may be affected by other matters such as any serious or repeated contravention of the provisions of the general authorization by us, as this would entitle OFCOM to suspend our entitlement to operate under it. Breaches of the provisions of the general authorization by us could also cause us to incur financial penalties. No assurances can be given that the general authorization, as finalized or as modified in the future, or any future regulatory decisions or interventions by OFCOM, will not have an adverse impact on our business. Furthermore, although the duties and powers of OFCOM and the provisions which OFCOM can insert into the general authorization are prescribed under the 2003 Act, there can be no guarantee that, on specific issues, OFCOM will adopt the same policy approach as was adopted previously by the Director General and Oftel.

        All operators providing public electronic communications services to end users, or providing electronic communications networks, services or network access to other communications providers, or making associated facilities available under the general authorization and, under a policy formulated by Oftel prior to ceasing its functions, whose annual revenue from those activities is $8.9 million (5.0 million British pounds (GBP)) at December 31, 2003 or more, are liable to pay annual administrative charges to OFCOM. The administrative charges have replaced the license fees paid under the previous licensing regime. The actual amount of the charges is based on a formula related to annual revenue of the regulated business. There can be no guarantee that OFCOM will not, in the future, adopt a different policy towards the payment of administrative charges or change the annual revenue threshold at which administrative charges currently become payable.

        The 2003 Act requires OFCOM to ensure that public communications providers provide codes of practice and dispute resolution schemes to their domestic and small business customers (where a small business is one with 10 or less employees/volunteers). Additionally the 2003 Act requires OFCOM to approve these dispute resolution schemes. The requirement to have an approved dispute resolution scheme is being implemented in the general conditions of entitlement. Primus Telecommunications Limited has submitted a code of practice for approval to OFCOM and is currently preparing a submission to OFCOM to meet the requirement of providing a dispute resolution scheme. OFCOM will consider using its formal powers under the 2003 Act to require the provision of this information by public communications providers.

        The revocation of licenses pursuant to the 2003 Act has affected only those licenses granted previously under the 1984 Act and does not affect any continuing requirement for a company to hold any other type of license.

        In the United Kingdom, the Competition Act 1998 prohibits certain anti-competitive agreements and abuses of a dominant position. In the communications sector, the Office of Fair Trading and OFCOM have concurrent jurisdiction to apply and enforce these rules. In general, OFCOM will deal with an agreement or conduct which relates to communications matters. Both the Office of Fair Trading and OFCOM have broad powers to investigate breaches of the rules and to impose penalties on those found to be in breach. We are also subject to European Union competition law which also prohibits certain anti-competitive agreements and abuses of a dominant market position.

Employees

        The following table summarizes the number of our full-time employees as of December 31, 2003, by region and classification:

	North America	Europe	Asia-Pacific	Total
Sales and Marketing	242	72	211	525
Technical	289	79	191	559
Management and Administrative	366	70	168	604
Customer Service and Support	240	72	219	531

Total	1,137	293	789	2,219

        We have never experienced a work stoppage. Only some of our employees in Australia are represented by a labor union and covered by a collective bargaining agreement. We consider our employee relations to be excellent.

        Our Internet address is www.primustel.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

        We currently lease our corporate headquarters, which is located in McLean, Virginia. Additionally, we lease administrative, technical and sales office space, as well as space for our switches and data centers, in various locations in the countries in which we operate. Total leased space in the United States, Australia, Canada and the United Kingdom, as well as other countries in which we operate, approximates 690,000 square feet and the total annual lease costs are approximately $14.4 million. The operating leases expire at various times with the longest commitment expiring in 2012. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed, and we further believe that the current leased facilities are adequate to house existing communications equipment.

        Certain communications equipment which includes network switches and transmission lines is leased through operating leases, capital leases and vendor financing agreements.

ITEM 3. LEGAL PROCEEDINGS

        On December 9, 1999, Empresa Hondurena de Telecomunicaciones, S.A. ("Plaintiff"), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to Plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. We acquired TresCom in June 1998, and TresCom is currently our subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. We filed an answer on January 25, 2000, and discovery has commenced. A trial date has not yet been set. We have recorded an accrual for the amounts that management estimates to be the probable loss. Our legal and financial liability with respect to such legal proceeding would not be covered by insurance, and our ultimate liability, if any, cannot be estimated with certainty at this time. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on our financial results. We intend to defend the case vigorously. Management believes that this suit will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

        We and certain of our executive officers have been named as defendants in two separate securities lawsuits brought by stockholders ("Plaintiffs") of Tutornet.com, Inc. ("Tutornet") in the United States District Courts in Virginia and New Jersey. The Plaintiffs sued Tutornet and several of its officers (collectively, the "Non-Primus Defendants") for an undisclosed amount alleging fraud in the sale of Tutornet securities. The Plaintiffs also named us and several of our executive officers (the "Primus Defendants") as co-defendants. No officer of Primus has ever served as an officer or director of Tutornet or acquired any securities of Tutornet. Neither we nor any of our subsidiaries or affiliates own, or have ever owned, any securities of Tutornet. In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs against the Non-Primus Defendants only. The Non-Primus Defendants filed post-trial motions seeking to reverse or reduce the jury's award, and the Plaintiffs sought a new trial involving the Primus Defendants. On April 2, 2003, the judge denied the Plaintiffs' motion for a new trial and/or to alter and amend the judgment, as well as their motion for directed verdicts involving the Primus Defendants. In May 2003, the Plaintiffs filed an appeal in the 4th Circuit of the United States Court of Appeals regarding the Primus Defendants' dismissal. Plaintiffs and the Primus Defendants have briefed the 4th Circuit of the United States Court of Appeals and oral arguments are scheduled for May 2004. The New Jersey case was filed on September 24, 2002 and includes claims against the Primus Defendants. The Primus Defendants moved to dismiss, and the case was stayed pending further decision by the court in the Virginia case on Plaintiffs' motion for a new trial. After the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case agreed to a dismissal without prejudice of the claims against the Primus Defendants, pending a decision in the appeal by the Plaintiffs in the Virginia case. In both cases, we intend to defend vigorously against these actions and believe that the Plaintiffs' claims against the Primus Defendants are without merit. However, our ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time, and we do not have insurance coverage for these claims. Accordingly, an adverse result for the full amount sought or some percentage thereof could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

        On December 17, 2003, PTI, our principal United States operating subsidiary, was served with notice that the Enforcement Bureau of the FCC is conducting an inquiry concerning 96 alleged telephone calls made on behalf of PTI to residential telephone lines that were either (1) included on the Do-Not-Call Registry or (2) to consumers who directly requested not to receive telemarketing calls from PTI. PTI does not conduct outbound telemarketing to residential customers, but does use third-party telemarketers. PTI reviewed the circumstances surrounding the subject matter of the inquiry and responded to the original inquiry on January 23, 2004. On February 20, 2004, the FCC sent PTI a letter seeking additional information from PTI. PTI provided the FCC with a response to the request for additional information on March 11, 2004. Because the Do-Not-Call regulations are relatively new and little formal interpretive guidance exists regarding whether the matters identified in the inquiry represent a violation by PTI of these regulations, it is not clear what consequences the inquiry will have on PTI. PTI is in the process of investigating whether it has responsibility related to these allegations, or, notwithstanding the actions or inactions of third-party telemarketers that may have given rise to the inquiry, PTI has satisfied the standards set out by the FCC as part of its routine business practices. Penalties for violations of the rules associated with the Do-Not-Call Registry and the consumer requests not to receive telemarketing calls can reach up to $11,000 per call. We have recorded an accrual for the amounts that we estimate to be the probable loss. We believe that this inquiry will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

        Primus Telecommunications Group, Incorporated ("we" or "us") common stock is traded on the Nasdaq National Market under the symbol "PRTL." On March 8, 2004, the last sale price of our common stock was $7.48. The following table provides the high and low sale prices for our common stock on the Nasdaq National Market for all periods indicated below, except from May 14, 2002 through March 21, 2003 when our common stock was listed on the Nasdaq SmallCap Market. These prices do not include retail markups, markdowns or commissions.

Period	High	Low
2003
1st Quarter	$2.48	$1.52
2nd Quarter	$5.83	$2.09
3rd Quarter	$8.82	$4.95
4th Quarter	$11.70	$6.69
2002
1st Quarter	$0.85	$0.51
2nd Quarter	$0.84	$0.35
3rd Quarter	$0.99	$0.53
4th Quarter	$2.20	$0.72

Dividend Policy

        We have not paid any cash dividends on our common stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, our capital requirements and financial condition. Dividends are currently restricted by the senior note indentures, and may be restricted by other credit arrangements entered into in the future by us. It is the present intention of the Board of Directors to retain all earnings, if any, for use in our business operations, and accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future.

Holders

        As of February 27, 2004, we had approximately 534 holders of record of our common stock.

Recent Sales of Unregistered Securities

        In September 2003, we completed the sale of $132 million in aggregate principal amount of our 2003 Convertible Senior Notes with semi-annual interest payments due on March 15th and September 15th, with the first payment due on March 15, 2004. Holders of these notes may convert their notes into our common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The notes are convertible in the aggregate into 14,157,925 shares of our common stock.

        In December 2002, we signed an agreement to sell 559,950 newly-authorized shares of our Series C Preferred for an aggregate purchase price of $42 million. On December 31, 2002, we issued 438,853 shares of Series C Preferred stock for approximately $32.3 million, net of $0.6 million of offering costs. At a special meeting of our stockholders on March 31, 2003, our stockholders voted to approve the issuance of the remaining 121,097 shares of Series C Preferred for approximately $9 million in cash. In November 2003, all 559,950 shares of Series C Preferred were converted into 22,616,990 shares of common stock which have been registered for resale. During a 270-day period commencing November 4, 2003, certain selling security holders' shares will be subject to the terms of a lock-up agreement with us, which will generally prohibit the resale of 13,540,008 of such shares.

        In March 2002, we settled our outstanding equipment lease obligations of approximately $15.0 million with CISCO Systems Capital Corporation for $6.5 million in cash and 1,200,000 shares of our common stock. $5.0 million was paid in March 2002, and $1.5 million was paid in April 2003. We issued the shares in reliance upon Section 4(2) of the Securities Act of 1933. In June 2002, the 1,200,000 shares of our stock were registered for resale.

ITEM 6. SELECTED FINANCIAL DATA

        The following sets forth our selected consolidated financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 as derived from our historical financial statements:

Statement of Operations Data:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
NET REVENUE	$1,287,779	$1,024,056	$1,082,475	$1,199,422	$832,739
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	786,308	668,643	767,841	861,181	624,599
Selling, general and administrative	342,350	254,152	303,026	330,411	199,581
Depreciation and amortization	86,015	82,239	157,596	120,695	54,957
Loss on sale of assets	804	—	—	—	—
Asset impairment write-down	2,668	22,337	526,309	—	—

Total operating expenses	1,218,145	1,027,371	1,754,772	1,312,287	879,137

INCOME (LOSS) FROM OPERATIONS	69,634	(3,315)	(672,297)	(112,865)	(46,398)
INTEREST EXPENSE	(60,733)	(68,303)	(100,700)	(132,137)	(79,629)
EQUITY INVESTMENT WRITE-OFF AND LOSS	(2,678)	(3,225)	—	—	—
GAIN ON EARLY EXTINGUISHMENT OF DEBT	12,945	36,675	491,771	40,952	—
INTEREST INCOME AND OTHER INCOME (EXPENSE)	1,075	2,454	(17,951)	30,743	13,395
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	39,394	8,486	(1,999)	(1,357)	(104)

INCOME (LOSS) BEFORE INCOME TAXES	59,637	(27,228)	(301,176)	(174,664)	(112,736)
INCOME TAX BENEFIT (EXPENSE)	(5,769)	3,598	(5,000)	—	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	53,868	(23,630)	(306,176)	(174,664)	(112,736)
EXTRAORDINARY ITEM	887	—	—	—	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	54,755	(23,630)	(306,176)	(174,664)	(112,736)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(10,973)	—	—	—

NET INCOME (LOSS)	54,755	(34,603)	(306,176)	(174,664)	(112,736)
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(1,678)	—	—	—	—

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$53,077	$(34,603)	$(306,176)	$(174,664)	$(112,736)

        As of December 31, 2003, our ratio of earnings to fixed charges was 1.94. As of December 31, 2002, 2001, 2000 and 1999, our earnings were insufficient to cover the fixed charges by approximately

$23.6 million, $301.0 million, $174.6 million and $112.4 million respectively. See Exhibit 12 for definitions and calculation of ratio of earnings to fixed charges.

Balance Sheet Data:

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Total assets	$751,164	$724,588	$816,214	$1,748,126	$1,450,746
Total long-term obligations	$542,451	$600,988	$667,587	$1,256,453	$929,944
Convertible preferred stock	$—	$32,297	$—	$—	$—
Total stockholders' equity (deficit)	$(96,366)	$(200,123)	$(178,484)	$83,695	$190,859

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Overview

        We are a global, facilities-based telecommunications services provider offering an integrated portfolio of international and domestic voice, Internet, VOIP, data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom and Europe. Our focus is to service the demand for high quality, competitively priced international communications services that is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of Internet, VOIP and data traffic.

        Generally, we price our services competitively with the major carriers operating in our principal service regions. We expect to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, Internet and data), including SMEs, multinational corporations, residential customers, particularly ethnic customers, and other telecommunications carriers and resellers, as well as acquisitions.

        Having completed our global network infrastructure deployment, our primary operational focus is on building scale in our core markets by adding customers and traffic. The combination of network ownership and increasing scale provides us with the ability to reduce our cost structure, improve service quality and reliability, and introduce new products and services.

        Prices in the long distance industry have declined in recent years, and as competition continues to increase with each of the service segments and each of the product lines, we believe that prices are likely to continue to decrease. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition that could adversely affect our net revenue per minute. However, we believe that any such decreases in our prices will be more than offset by increased communications usage of our network and decreased costs. In addition to the global economy's expanding need for communications services, we believe that we can achieve growth through the taking of market share from our competitors or the possible acquisition of customer bases or competing companies.

        As the portion of traffic transmitted over leased or owned facilities increases, cost of revenue increasingly is comprised of fixed costs. In order to manage such costs, we pursue a flexible approach with respect to the expansion of our network capacity. In most instances, we initially obtain transmission capacity on a variable-cost, per-minute leased basis, then acquire additional capacity on a fixed-cost basis when traffic volume makes such a commitment cost-effective, and ultimately purchase and operate our own facilities when traffic levels justify such investment. We also seek to lower the cost of revenue through:

  •
  optimizing the cost of traffic by using the least expensive cost routing;

  •
  negotiating lower variable usage based costs with domestic and foreign service providers and negotiating additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others;

  •
  continuing to expand the capacity of our network when traffic volumes justify such investment; and

  •
  increased use of the public Internet.

We believe the current network meets the near-term needs of our current and prospective customers and that capital expenditures will be in the range of 3% of net revenue in 2004. We expect these spending levels to remain consistent over the next few years.

        In most countries, we generally realize a higher margin on our international long distance as compared to our domestic long distance services and a higher margin on our services to both business and residential customers compared to those realized on our services to other telecommunications carriers. In addition, we generally realize a higher margin on long distance services as compared to those realized on local switched and cellular services. We also generally realize a higher margin on our Internet access and data services as compared to voice services. Carrier services over a fixed line network, which generate a lower margin than retail business and residential services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows us to obtain greater volume discounts from our suppliers than we otherwise would realize. Also, carrier services over VOIP have higher margins than carrier services over a fixed line network. Overall carrier revenue accounted for 20%, 24% and 27% of total revenue during the twelve months ended December 31, 2003, 2002 and 2001, respectively. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services, carrier services versus business and residential long distance services, Internet and data services versus voice services and the proportion of traffic carried on our network versus resale of other carriers' services.

        We have also selectively targeted opportunities for us to participate in major growth areas for telecommunications—local, wireless and broadband. Our approach in each of these areas has common elements: focus on bundling services to end-user customers with international calling patterns; leverage our existing global voice, data and Internet network; and utilize our established distribution channels and back office systems.

        We believe the local services market is an untapped opportunity for revenue growth for us, as the regulatory environment promotes more competition. We recently began offering local line service in Canada, bundled with our other product offerings of long distance and Internet access, in competition with the ILECs. We are currently a local service provider in Australia offering resale and DSL services. We will explore opportunities for providing local services in the United States. The ability to bundle local service for our existing customer base and attract new customers to our existing services presents future growth opportunities for us.

        Our wireless initiative will target as potential new customers all wireless users in our existing major markets—Europe, United States, Canada, and Australia—who wish to make international calls using their mobile phones. Currently, many wireless users are blocked by their service provider from making international calls, and those that can make international calls are charged excessively high rates. Through a combination of service initiatives, including "dial-around" services, special PIN (personal identification number) services, and PRIMUS-branded "intelligent" handsets, we will target the users of wireless carriers and offer substantially reduced international rates. Even with reduced rates, we believe our services would generate substantial margins. From the wireless customer's perspective, there is no need to change their underlying wireless service provider or phone number—what we will offer is a value-added service that will provide a customer substantial cost savings on international calls. The current high rates for international calls from wireless phones has artificially suppressed this potentially large market; we intend to make international calling easy and affordable for wireless users.

        The target customers for our broadband VOIP products will be anyone who has a broadband connection anywhere in the world. We have been in the carrier VOIP market now for several years and carried over one billion minutes of international voice traffic in 2003 over the public Internet. We are preparing currently to launch retail enterprise, reseller and residential VOIP services around the globe which are expected to have higher profit potential than fixed line carrier services. We will leverage our already deployed next generation VOIP network connecting approximately 150 countries and supported by the most up to date voice technology.

        We anticipate that these three additional product lines—local, wireless and broadband—have the potential to become as large as our existing wireline products and drive future growth in our revenues.

        Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising and administrative costs. All selling, general and administrative expenses are expensed when incurred, with the exception of direct-response advertising, which is expensed in accordance with Statement of Position 93-7, "Reporting on Advertising Costs." To further the above initiatives, we expect our sales and marketing expenses to increase as a percentage of net revenue until our net revenue growth is realized and expect to leverage our current spending levels for future initiatives.

        We have seen our debt reduction efforts result in a trend of decreasing interest expense since such efforts began in December 2000. We will continue to reduce debt through regularly scheduled principal payments and will also consider other available means. We will also continue to seek opportunities to secure more favorable financing terms that will enhance liquidity by either extending the principal payment schedule or reducing interest rates.

        Foreign currency. Currently in excess of 75% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/Euro dollar (EUR). Due to the large percentage of our revenue derived outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies, could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

        We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the EUR, there is a negative effect on the reported results for Europe and takes more profits in EUR to generate the same amount of profits in USD. The opposite is also true. That is, when the USD weakens there is a positive effect.

        In the year ended December 31, 2003, the USD weakened compared to the AUD, CAD, GBP and EUR. The following table demonstrates the impact of currency fluctuations on our revenue for the years ended December 31, 2003 and 2002 (in thousands, except percentages):

Revenue by Country — in USD

	2003 Net Revenue	2002 Net Revenue	Variance	Variance %
Canada	$214,848	$163,428	$51,420	31%
Australia	$336,720	$259,459	$77,261	30%
United Kingdom	$156,941	$139,480	$17,461	13%
Europe	$248,196	$199,306	$48,890	25%

Revenue by Country — in Local Currencies

	2003 Net Revenue	2002 Net Revenue	Variance	Variance %
Canada (in CAD)	299,119	256,664	42,455	17%
Australia (in AUD)	516,000	477,118	38,882	8%
United Kingdom (in GBP)	95,956	93,099	2,857	3%
Europe (in EUR)	220,485	210,814	9,671	5%

Recent Operating Highlights and Other Events

        In order to better understand our discussion of results of operations, financial condition and liquidity presented herein, we summarize below certain operating highlights and other events that occurred during the last three fiscal years.

Operating Highlights and Accomplishments in 2003

  •
  We received stockholder approval for and closed the remaining $9 million investment in our Series C Preferred by fund affiliates of AIG.

  •
  All outstanding shares of our Series C Preferred were converted into an aggregate of 22,616,990 shares of our common stock on November 4, 2003.

  •
  We completed an offering of $132.0 million in principal amount of our 2003 Convertible Senior Notes, which we used primarily to retire higher interest debt and to extend our debt maturity profile. The 2003 Convertible Senior Notes are convertible into shares of our common stock at an initial conversion price of $9.3234 per share.

  •
  We continued our debt reduction efforts by retiring $97.3 million in principal amount of our senior notes, which were funded in part through the proceeds from the 2003 Convertible Senior Notes. In particular, the following debt securities were retired during 2003: $87.2 million principal amount of the 1997 Senior Notes, $6.5 million principal amount of the January 1999 Senior Notes, and $3.6 million principal amount of the 1998 Senior Notes.

  •
  We further reduced debt by settling an outstanding vendor financing of $14.9 million for approximately $10.6 million and the accelerated payoff of $55.2 million for an equipment financing facility, which were funded in part through the proceeds from the 2003 Convertible Senior Notes.

  •
  We acquired three Canadian ISPs, one Canadian local service provider and a Canadian prepaid calling card company for an aggregate purchase price of approximately $10.7 million in cash.

    The purchase price for the prepaid calling card company may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company's adjusted revenues exceed certain targeted levels.

Operating Highlights and Other Events in 2002

        In 2002, we focused our attention on continued implementation of our three-pronged strategy that was initiated at the end of 2000, which involved improving operating results, reducing debt, and raising additional financing.

        Initiatives and results from our efforts to improve operating results:

  •
  We focused on higher margin retail customers and services.

  •
  We de-emphasized or exited certain low margin businesses, and emphasized operations in core markets including the United States, Australia, Canada and Europe.

  •
  Our Australian and Canadian subsidiaries both achieved their highest levels to date of operating income for a full fiscal year.

        Initiatives and results from our efforts to reduce debt:

  •
  We reduced debt during 2002 by $66.6 million to $601.0 million at December 31, 2002, with a gain on early extinguishment of debt of $36.7 million for the year.

  •
  We reduced interest expense by $27.3 million over the prior year from the principal reduction of senior notes and convertible debentures effected during 2001 and 2002.

        Initiatives and results from our efforts to raise additional funds:

  •
  We signed an agreement to issue and sell $42 million of Series C Preferred (including commitments of $39.9 million from fund affiliates of AIG). We received $33 million on December 31, 2002 in the initial closing of the Series C Preferred offering.

  •
  We obtained $9.5 million of funding through an extension of an accounts receivable facility with Textron.

        Growth initiatives in 2002:

  •
  In September 2002, we signed an agreement to acquire the United States-based SME voice customer base of C&W. We acquired the SME voice customer base during the three months ending December 31, 2002. The acquired customer base has migrated to our network and therefore increased the size of our United States retail business. We assumed billing, customer support and other back-office functions through the scaling of existing systems.

        Other Events:

  •
  Our 2002 results reflect the deconsolidation of three non-core foreign investments, which resulted from: the partial divestment of interests in Cards & Parts, our German mobile accessories business, which subsequently filed for insolvency administration; the relinquishment of control rights concerning Bekko, our Internet and data investment in Japan; and an insolvency administration filing for InterNeXt, our Internet and data subsidiary in France.

Operating Highlights and Other Events in 2001

        In 2001, we focused on implementing our three-pronged strategy and concentrated on debt reduction, cost containment and growth in cash flow from operations. These efforts resulted in the following:

  •
  reduced debt to $667.6 million at December 31, 2001 from $1.3 billion in 2000, with a gain on early extinguishment of debt of $491.8 million for the year;

  •
  reduced selling, general and administrative expenses by $27.4 million from the previous year; and

  •
  reduced interest expense by $38.7 million over the prior year from the principal reduction of senior notes and convertible debentures.

        In addition, in 2001, we:

  •
  recorded an asset impairment write-down of $526.3 million in goodwill, property and equipment, and customer lists; and

  •
  recorded a $15.0 million write-off of our investment in Pilot Network Services.

Critical Accounting Policies

        To aid in the understanding of our financial reporting, our most critical accounting policies are described below. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

        Revenue recognition—Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, Internet and data traffic, and also from the provision of local and cellular services. For voice and VOIP, net revenue is earned based on the number of minutes during a call and is recorded upon completion of a call, adjusted for allowance for doubtful accounts receivable, service credits and service adjustments. Revenue for a period is calculated from information received through our network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides us the ability to analyze timely and accurately the revenue generated in a period. Separate prepaid calling card software is used to track additional information related to the cards' usage such as activation date, monthly usage amounts and expiration date. Revenues on these cards are recognized as service is provided until expiration, when all unused minutes which are no longer available to the customers, are recognized as revenue. Provision of Internet and data services also generates net revenue. Internet and data services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths. These fees are recognized as access is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. We record payments received in advance for prepaid calling card services (including VMNS) and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided. Deferred revenue is reported in accrued expenses and other current liabilities. Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments.

        Allowance for doubtful accounts receivable—Determining our allowance for doubtful accounts receivable requires significant estimates. Due to the large number of customers that we serve, it is impractical to review the creditworthiness of each of our customers, although a credit review is performed for larger carrier and retail business customers. We consider a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of our customers. Systems to detect fraudulent call activity are in place within our network, but if these systems fail to identify such activity, we may realize a higher degree of uncollectible accounts. If the estimate of uncollectible revenue was 10% higher than our current estimates, net revenue would have been reduced by approximately $2.2 million, $2.8 million and $4.0 million for the year ended December 31, 2003, 2002 and 2001, respectively.

        Cost of revenue—Cost of revenue is comprised primarily of costs incurred from other domestic and foreign telecommunications carriers to originate, transport and terminate calls. The majority of our cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the most significant expense. Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switches and calculates the variable cost of revenue with predetermined contractual rates. If the domestic or foreign telecommunications carriers have tracked and invoiced the volume of minutes at levels different than what our activity shows or have invoiced at different rates, we will dispute the charges invoiced. There is no guarantee that we will prevail in the dispute. We use significant estimates to determine the level of success in dispute resolution and consider past historical experience, basis of dispute, financial status and current relationship with vendor, and aging of prior disputes in quantifying our estimates.

        Valuation of long-lived assets—We review intangible and other long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, we compare the expected future cash flows to the carrying amount of the assets. If the total of the expected future cash flows is less than the carrying amount of the assets, we are required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and carrying value of the assets. We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as estimating cash flows, remaining useful lives, discount rates and growth rates. The resulting cash flows are computed over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While we believe that our estimates are reasonable, different assumptions regarding such cash flows could materially affect the valuation of the long-lived assets.

Results of Operations

        The following information for the years ended December 31, 2003, 2002 and 2001 reflects all the items included in consolidated statements of operations as a percentage of net revenue:

	Year Ended December 31,
	2003	2002	2001
NET REVENUE	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	61.1%	65.3%	70.9%
Selling, general and administrative	26.6%	24.8%	28.0%
Depreciation and amortization	6.6%	8.0%	14.6%
Loss on sale of assets	0.1%	0.0%	0.0%
Asset impairment write-down	0.2%	2.2%	48.6%

Total operating expenses	94.6%	100.3%	162.1%

INCOME (LOSS) FROM OPERATIONS	5.4%	(0.3%)	(62.1%)
INTEREST EXPENSE	(4.8%)	(6.7%)	(9.2%)
EQUITY INVESTMENT WRITE-OFF AND LOSS	(0.2%)	(0.3%)	0.0%
GAIN ON EARLY EXTINGUISHMENT OF DEBT	1.0%	3.6%	45.4%
INTEREST INCOME AND OTHER INCOME (EXPENSE)	0.1%	0.2%	(1.7%)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	3.1%	0.8%	(0.2%)

INCOME (LOSS) BEFORE INCOME TAXES	4.6%	(2.7%)	(27.8%)
INCOME TAX BENEFIT (EXPENSE)	(0.4%)	0.4%	(0.5%)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4.2%	(2.3%)	(28.3%)
EXTRAORDINARY ITEM	0.1%	0.0%	0.0%

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4.3%	(2.3%)	(28.3%)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0.0%	(1.1%)	0.0%

NET INCOME (LOSS)	4.3%	(3.4%)	(28.3%)
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(0.1%)	0.0%	0.0%

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	4.2%	(3.4%)	(28.3%)

        The following information for the years ended December 31, 2003, 2002 and 2001 (in thousands, except percentages) is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	For the Year Ended December 31, 2003
			Minutes of Use
	Net Revenue	%	International	Domestic	Total
North America	$506,104	39%	2,054,217	3,342,555	5,396,772
Europe	425,170	33%	2,806,244	920,617	3,726,861
Asia-Pacific	356,505	28%	183,894	841,165	1,025,059

Total	$1,287,779	100%	5,044,355	5,104,337	10,148,692

	For the Year Ended December 31, 2002
			Minutes of Use
	Net Revenue	%	International	Domestic	Total
North America	$381,569	37%	1,613,950	2,224,468	3,838,418
Europe	363,669	36%	2,248,985	1,043,495	3,292,480
Asia-Pacific	278,818	27%	196,001	693,032	889,033

Total	$1,024,056	100%	4,058,936	3,960,995	8,019,931

	For the Year Ended December 31, 2001
			Minutes of Use
	Net Revenue	%	International	Domestic	Total
North America	$453,111	42%	1,855,631	2,261,219	4,116,850
Europe	357,047	33%	2,030,427	1,057,332	3,087,759
Asia-Pacific	272,317	25%	201,263	697,672	898,935

Total	$1,082,475	100%	4,087,321	4,016,223	8,103,544

        The following information reflects net revenue by product line for the years ended December 31, 2003, 2002 and 2001 (in thousands, except percentages) and is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	2003	%	2002	%	2001	%
Voice	$1,087,487	84%	$854,840	83%	$930,635	86%
Data/Internet	129,864	10%	111,416	11%	112,836	10%
VOIP	70,428	6%	57,800	6%	39,004	4%

Total	$1,287,779	100%	$1,024,056	100%	$1,082,475	100%

Results of operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002

        Net revenue increased $263.7 million or 25.8% to $1,287.8 million for the twelve months ended December 31, 2003 from $1,024.1 million for the twelve months ended December 31, 2002. Our data/Internet and VOIP revenue contributed $129.9 million and $70.4 million, respectively, for the twelve months ended December 31, 2003, as compared to $111.4 million and $57.8 million, respectively, for the twelve months ended December 31, 2002.

  North America: North American net revenue increased $124.5 million or 32.6% to $506.1 million for the twelve months ended December 31, 2003 from $381.6 million for the twelve months ended December 31, 2002. The increase is attributed to an increase of $75.0 million in the United States, which is comprised of a $66.1 million increase in retail voice traffic resulting primarily from the acquisition of the C&W customer base, a $15.9 million increase from carrier services and a $10.7 million increase in the usage of prepaid calling cards. The increase is partially offset by a decrease of $14.2 million in sales from our third-party agent division and international consumer division in the United States. The increase in North America's revenue is also attributed to an increase of $51.4 million in our Canadian operations, $19.9 million of which is associated with the increased retail voice business and $26.3 million of which is from the prepaid calling cards business as a result of the acquisition of Telesonic Communications Inc. (TCI). The strengthening of the CAD against the USD accounted for $24.2 million of the total $51.4 million revenue increase in Canada. The following table reflects net revenue for each major country within North America for the years ended December 31, 2003 and 2002 (in thousands, except percentages):

  Revenue by Country — in USD

	2003		2002		Year-over-Year
	Net Revenue	% of North America	Net Revenue	% of North America	Variance	Variance %
United States	$287,360	57%	$212,399	56%	$74,961	35%
Canada	214,848	42%	163,428	43%	51,420	31%
Other	3,896	1%	5,743	1%	(1,847)	(32%	)

North America Total	$506,104	100%	$381,570	100%	$124,534	33%

  Europe: European net revenue increased $61.5 million or 16.9% to $425.2 million for the twelve months ended December 31, 2003 from $363.7 million for the twelve months ended December 31, 2002. The European net revenue increase is mainly attributable to an $85.7 million increase in prepaid VMNS and prepaid calling cards in Netherlands and the United Kingdom, and a $5.8 million increase in carrier services in the United Kingdom. The increase is partially offset by a $16.3 million decrease in retail voice traffic in the United Kingdom and a $10.6 million decrease in carrier services, primarily in Germany, France and Switzerland. In addition, the decrease is attributable to a $6.5 million decrease in our German mobile phone accessory business, Cards & Parts, with the business' closing in 2002. The strengthening of the European currencies against the USD accounted for $55.6 million of the total $61.5 million revenue increase in Europe. The following table reflects net revenue for each major country within Europe for the years ended December 31, 2003 and 2002 (in thousands, except percentages):

  Revenue by Country — in USD

	2003		2002		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$156,941	37%	$139,480	38%	$17,461	13%
Netherlands	137,216	32%	79,467	22%	57,749	73%
Germany	53,629	13%	63,767	18%	(10,138)	(16%	)
France	19,106	4%	23,201	6%	(4,095)	(18%	)
Other	58,278	14%	57,754	16%	524	1%

Europe Total	$425,170	100%	$363,669	100%	$61,501	17%

  Asia-Pacific: Asia-Pacific net revenue increased $77.7 million or 27.9% to $356.5 million for the twelve months ended December 31, 2003 from $278.8 million for the twelve months ended

  December 31, 2002. The increase is attributable to an increase of $77.3 million from our Australian operation, which is comprised of $54.7 million in retail voice business and a $24.1 million increase in data/Internet business. The strengthening of the AUD against the USD accounted for $56.1 million of the total $77.3 million net revenue increase in Australia. The following table reflects net revenue for each major country within Asia-Pacific for the years ended December 31, 2003 and 2002 (in thousands, except percentages):

  Revenue by Country — in USD

	2003		2002		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$336,720	94%	$259,459	93%	$77,261	30%
Japan	11,257	3%	14,754	5%	(3,497)	(24%	)
Other	8,528	3%	4,605	2%	3,923	85%

Asia-Pacific Total	$356,505	100%	$278,818	100%	$77,687	28%

        Cost of revenue increased $117.7 million to $786.3 million, or 61.1% of net revenue, for the twelve months ended December 31, 2003 from $668.6 million, or 65.3% of net revenue, for the twelve months ended December 31, 2002. With the majority of cost of revenue being variable, based on minutes of use, the increase in cost of revenue is primarily attributable to the increase in traffic which is also reflected in the increase in net revenue.

  North America: North American cost of revenue increased $58.6 million, primarily due to an increase of $39.1 million in retail voice business in the United States resulting from the acquisition of the C&W customer base in December 2002, and an increase of $15.1 million in the United States carrier operations. The increase is further attributed to an increase of $23.3 million in prepaid calling cards in the United States and Canada. The increase is partially offset by a decrease of $13.3 million from our third party agent division and international consumer division in the United States. The strengthening of the CAD against the USD accounted for $9.6 million of the total $13.1 million cost of revenue increase in Canada.

  Europe: European cost of revenue increased $23.2 million due to an increase in prepaid VMNS and prepaid calling cards of $46.6 million and an increase of $6.0 million in carrier services in the United Kingdom. The increase is partially offset by a decrease of $12.7 million in retail voice business in the United Kingdom and a decrease of $10.9 million in carrier services, primarily in Germany, France and Switzerland. The increase is further offset by a decrease in our German operations of $6.2 million from the elimination of our mobile phone accessory business, Cards & Parts. The strengthening of the European currencies against the USD accounted for $38.6 million, of the total $23.2 million cost of revenue increase in Europe.

  Asia-Pacific: Asia-Pacific cost of revenue increased $35.8 million, primarily due to a $36.8 million increase in Australia's retail voice business. The strengthening of the AUD against the USD accounted for $33.0 million of the total $36.8 million cost of revenue increase in Australia.

        Selling, general and administrative expenses increased $88.2 million to $342.4 million, or 26.6% of net revenue, for the twelve months ended December 31, 2003 from $254.2 million, or 24.8% of net revenue, for the twelve months ended December 31, 2002. The increase is primarily attributable to a $64.8 million increase in sales and marketing costs due to increased commissions expense as a result of increased revenue generated from prepaid VMNS and prepaid calling card sales and for agent commissions related to the C&W acquisition. The increase is also attributable to a $17.0 million increase in salaries and benefits and a $4.9 million increase in professional fees which includes efforts related to Sarbanes-Oxley compliance and strategic tax planning. The strengthening of foreign currencies against the USD accounted for $34.6 million of the total $88.2 million selling, general and administrative increase in 2003.

        Depreciation and amortization expense increased $3.8 million to $86.0 million for the twelve months ended December 31, 2003 from $82.2 million for the twelve months ended December 31, 2002. The increase consists of an increase in depreciation expense of $4.9 million related to capital expenditures for fiber optic cable, switching, and other network equipment being placed into service, offset by a decrease in amortization expense of $1.1 million.

        Loss on sale of assets was $0.8 million for the twelve months ended December 31, 2003. The loss was associated with the sale of our satellite earth station in the United Kingdom during 2003.

        Asset impairment write-down expense decreased to $2.7 million for the twelve months ended December 31, 2003 from $22.3 million for the twelve months ended December 31, 2002. The impairment for the twelve months ended December 31, 2003 consisted of a write-off of $1.0 million switching equipment in the United Kingdom, a write-off of $0.8 million for switching equipment in the United States, and a write-off of $0.5 million in assets related to our fax-over-IP business in India.

        Interest expense decreased $7.6 million to $60.7 million for the twelve months ended December 31, 2003 from $68.3 million for the twelve months ended December 31, 2002. The decrease is primarily attributed to $8.5 million in interest saved from the principal reduction of our senior notes and $0.4 million in interest saved from the reduction of capital lease obligations, partially offset by $1.5 million in additional interest expense for the new 2003 Convertible Senior Notes.

        Equity investment write-off and loss decreased to $(2.7) million for the twelve months ended December 31, 2003 from $(3.2) million for the twelve months ended December 31, 2002. The loss for the twelve months ended December 31, 2003 is related to the write-down of our equity investment in Bekko as a result of its impaired future recoverability. See Note 20—"Equity Investment Write-off and Loss."

        Gain on early extinguishment of debt decreased to $12.9 million for the twelve months ended December 31, 2003 from $36.7 million for the twelve months ended December 31, 2002. The $12.9 million gain consists of an $8.6 million net gain as a result of our purchase of $97.4 million in principal amount of senior notes, prior to maturity, for $86.1 million in cash, slightly offset by the write-off of related deferred financing costs and discount on the notes, and a $4.3 million gain related to the settlement of an outstanding vendor debt obligation of $14.9 million in Europe for approximately $10.6 million in cash.

        Interest income and other income decreased to $1.1 million for the twelve months ended December 31, 2003 from $2.5 million for the twelve months ended December 31, 2002. The decrease is primarily attributable to a $0.9 million write-off of our Ambri Limited investment in Australia in 2003.

        Foreign currency transaction gain (loss) increased to $39.4 million for the twelve months ended December 31, 2003 from $8.5 million for the twelve months ended December 31, 2002. The increase is attributable to the positive impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries' functional currency where the settlement of the debt is anticipated within the foreseeable future. The principal components of the 2003 gain are $14.9 million of unrealized gain on an intercompany receivable held by United States subsidiaries but denominated and payable in CAD, as well as $21.5 million of unrealized gain on an intercompany receivable held by United States subsidiaries but denominated and payable in AUD. The remaining gain of $3.0 million was earned on the valuation or settlement of customer receivables or vendor payables denominated in other currencies throughout our subsidiaries.

        Income tax benefit (expense) was an expense of $5.8 million for the twelve months ended December 31, 2003 versus a benefit of $3.6 million for the twelve months ended December 31, 2002. The expense primarily consists of $1.7 million of income tax recognized by our Canadian subsidiary and $3.8 million of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Canadian and Australian subsidiaries. The 2002 income tax benefit included the reversal during the three months ended March 31, 2002 of a $5.0 million tax provision recorded for the alternative minimum taxes (AMT) at December 31, 2001 that resulted from the Job Creation and Workers Assistance Act of 2002, which suspended the 90% limitation of net operating loss carryforward for AMT. Also, an additional tax benefit was recorded during the twelve months ended December 31, 2002 of $3.2 million related to a deferred tax asset created by foreign operating loss carryforwards.

        Extraordinary Item was a gain of $0.9 million for the twelve months ended December 31, 2003. In connection with the purchase of certain acquisitions, the fair value of the net assets acquired exceeded the purchase price (excess of cost). In accordance with SFAS No. 141, the excess of cost was allocated as a reduction to the acquired assets except for monetary assets, such as cash and deferred tax assets. The remaining excess of cost after this allocation was recognized as an extraordinary gain of approximately $0.9 million.

Results of operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001

        Net revenue decreased $58.4 million or 5% to $1,024.1 million for the twelve months ended December 31, 2002 from $1,082.5 million for the twelve months ended December 31, 2001. Our Internet/data and VOIP net revenue contributed $111.4 million and $57.8 million, respectively, for the twelve months ended December 31, 2002, as compared to $112.8 million and $39.0 million respectively, for the twelve months ended December 31, 2001.

  North America: North American net revenue decreased $71.5 million or 16% to $381.6 million for the twelve months ended December 31, 2002 from $453.1 million for the twelve months ended December 31, 2001. The decrease is primarily attributable to a decrease of $54.2 million or 41% from the prior year, in wholesale carrier services in the United States and Canada, which resulted from several factors: de-emphasizing or exiting certain low margin businesses, refraining from dealing with the growing number of carriers that did not meet our credit policies, and market pricing pressures in the United States. Additionally, a decrease of $6.2 million in retail voice traffic in the United States and Canada, and a decrease of $3.2 million in Internet and data in the United States contributed to the decrease in net revenue. The following table reflects net revenue for each major country within North America for the years ended December 31, 2002 and 2001 (in thousands, except percentages):

  Revenue by Country — in USD

	2002		2001		Year-over-Year
	Net Revenue	% of North America	Net Revenue	% of North America	Variance	Variance %
United States	$212,399	56%	$271,588	60%	$(59,189)	(22%	)
Canada	163,428	43%	172,647	38%	(9,219)	(5%	)
Other	5,743	1%	8,875	2%	(3,132)	(35%	)

North America Total	$381,570	100%	$453,110	100%	$(71,540)	(16%	)

  Europe: European net revenue increased $6.7 million or 2% to $363.7 million for the twelve months ended December 31, 2002 from $357.0 million for the twelve months ended December 31, 2001. The increase is mainly attributed to an increase of $36.6 million in the usage of prepaid calling cards (including VMNS) and an increase of $10.1 million from carrier services in the

  United Kingdom, Denmark, France, Spain and Switzerland, as well as an increase of $8.9 million from the addition of a carrier business in Italy beginning in December 2001. The increase is partially offset by a decrease of $35.4 million from our German operations that is a result of a decrease in net revenue from our carrier services as well as a decline in our Cards & Parts subsidiary of $15.9 million. In October 2002, our ownership percentage in Cards & Parts was reduced and as a result we began using the equity method of accounting. The increase was further offset by a decrease of $7.5 million in our international agents' operations and a decrease of $3.5 million in our French Internet and data subsidiary, InterNeXt. The following table reflects net revenue for each major country within Europe for the years ended December 31, 2002 and 2001 (in thousands, except percentages):

  Revenue by Country — in USD

	2002		2001		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$139,480	38%	$141,297	39%	$(1,817)	(1%	)
Netherlands	79,467	22%	13,160	4%	66,307	504%
Germany	63,767	18%	99,189	28%	(35,422)	(36%	)
France	23,201	6%	25,977	7%	(2,776)	(11%	)
Other	57,754	16%	77,426	22%	(19,672)	(25%	)

Europe Total	$363,669	100%	$357,049	100%	$6,620	2%

  Asia-Pacific: Asia-Pacific net revenue increased $6.5 million or 2% to $278.8 million for the twelve months ended December 31, 2002 from $272.3 million for the twelve months ended December 31, 2001. The increase is attributed to an increase of $11.3 million in our Australian operations, mainly resulting from the continued growth in Australian Internet and data services as well as positive impact of the strengthening AUD against the USD, offset by a decline of $6.0 million in our Japanese operations primarily due to Bekko. In October 2002, we amended its contractual agreements to give up our right to control the board of directors and operations of Bekko, our Japanese Internet and data subsidiary, and as a result we began using the equity method of accounting. The following table reflects net revenue for each major country within Asia-Pacific for the years ended December 31, 2002 and 2001 (in thousands, except percentages):

  Revenue by Country — in USD

	2002		2001		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$259,459	93%	$248,173	91%	$11,286	5%
Japan	14,754	5%	20,740	8%	(5,986)	(29%	)
Other	4,605	2%	3,404	1%	1,201	35%

Asia-Pacific Total	$278,818	100%	$272,317	100%	$6,501	2%

        Cost of revenue decreased $99.2 million to $668.6 million, or 65.3% of net revenue, for the twelve months ended December 31, 2002 from $767.8 million, or 70.9% of net revenue, for the twelve months ended December 31, 2001. With the majority of cost of revenue being variable, based on minutes of use, the decrease in cost of revenue is primarily attributable to the decrease in net revenue. North American cost of revenue decreased $86.6 million primarily due to a decrease of $51.4 million in wholesale carrier services in the United States and Canada, as well as a decrease of $25.3 million which resulted from favorable regulatory legislation which reduced the amount of access charge we are required to pay, and a higher percentage of traffic carried on our network versus resold minutes in Canada. European cost of revenue decreased $8.6 million due to a decrease in our German operation of $30.5 million that was a result of the decline in Cards & Parts of $13.8 million, as well as a decrease of $11.2 million in Germany's wholesale carrier services. The decrease in Europe is partially offset by an increase of $18.2 million that was primarily a result of an increase in the usage of prepaid calling cards (including VMNS) and an increase of $8.6 million in wholesale carrier services in Italy. The decrease of $4.0 million in cost of revenue in Asia-Pacific is mainly attributable to a $2.4 million decrease in Australia due to a decrease in international variable costs and a decrease of $2.0 million in Japan mainly from our Internet and data subsidiary, Bekko.

        Selling, general and administrative expenses decreased $48.8 million to $254.2 million, or 24.8% of net revenue, for the twelve months ended December 31, 2002 from $303.0 million, or 28.0% of net revenue, for the twelve months ended December 31, 2001. The reduction is primarily attributable to a $27.3 million reduction in salaries and benefits, a reduction of $14.5 million in general and administrative expenses, of which $5.6 million resulted from renegotiation of various repairs and maintenance contracts in the United States and $2.7 million resulted from switching to an in-house billing system in Europe during the year ended December 31, 2002, as well as a reduction of $6.9 million in occupancy costs, professional fees and travel expenses. The reduction in salaries and benefits is a result of the reduction of full-time and part-time employees in 2001 and severance costs paid in 2001. The reduction in general and administrative expenses and the decrease in occupancy costs, professional services and travel expenses was a result of management initiatives to reduce overhead spending.

        Depreciation and amortization expense decreased $75.4 million to $82.2 million for the twelve months ended December 31, 2002 from $157.6 million for the twelve months ended December 31, 2001. The decrease consists of reductions of $38.1 million in amortization expense and $37.3 million in depreciation expense. The decrease is primarily associated with our asset impairment write-down of $526.3 million during the three months ended December 31, 2001 in goodwill, property and equipment, and customer lists. The decrease in goodwill amortization expense is also a result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, under which goodwill is no longer amortized. Goodwill amortization expense for the twelve months ended December 31, 2001 was $24.8 million.

        Asset impairment write-down expense decreased $504.0 million to $22.3 million for the twelve months ended December 31, 2002 from $526.3 million for the twelve months ended December 31, 2001. Based on our evaluation in 2001, it was determined that the estimated future cash flows were less than the carrying value of our voice and data center long-lived assets. Accordingly, during the fourth quarter of 2001, we adjusted the carrying value of our long-lived assets, including property and equipment and intangible assets, to their estimated fair value of $485.0 million. This adjustment resulted in an asset impairment write-down of $526.3 million or $9.85 per share, consisting of the following specific asset write-downs: $357.3 million in goodwill, $149.9 million in property and equipment, and $19.1 million in customer lists. The estimated fair value of our assets was based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. In 2002, we recognized $22.3 million of additional specific write-offs which included $17.4 million of fiber cable in Europe which will no longer be used by us, and the goodwill of our German Internet subsidiary, iPrimus Telecommunications GmbH of $3.8 million identified through our annual impairment test performed on October 1, 2002.

        Interest expense decreased $32.4 million to $68.3 million for the twelve months ended December 31, 2002 from $100.7 million for the twelve months ended December 31, 2001. The decrease is primarily attributed to $30.8 million in interest saved from the principal reduction of our senior notes and convertible debentures and extinguishment of our vendor debt and related obligations to Hewlett-Packard.

        Foreign currency transaction gain (loss) increased to a gain of $8.5 million for the twelve months ended December 31, 2002 from a loss of $(2.0) million for the twelve months ended December 31, 2001. The increase is attributable to the positive impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries' functional currency where the settlement of the debt is anticipated within the foreseeable future. The principal components of the 2002 gain are $0.7 million of unrealized gain on an intercompany receivable held by United States subsidiaries but denominated and payable in CAD, as well as $5.5 million of unrealized gain on an intercompany receivable held by United States subsidiaries but denominated and payable in AUD. The remaining gain of $2.3 million was earned on the valuation or settlement of customer receivables or vendor payables throughout our subsidiaries.

        Equity investment write-off and loss was $(3.2) million for the twelve months ended December 31, 2002. Equity investment losses began to be recognized after the deconsolidation of three of our subsidiaries, Bekko, InterNeXt and Cards & Parts. Two of those subsidiaries, InterNeXt and Cards & Parts, were subsequently written-off when their valuation was deemed to be permanently impaired after each filed for insolvency administration.

        Interest income and other income (expense) increased to an income of $2.5 million for the twelve months ended December 31, 2002 from an expense of $(18.0) million for the twelve months ended December 31, 2001. The increase is primarily attributable to the $15.0 million write-off of our investment in Pilot Network Services during the three months ended March 31, 2001 when the investment became permanently impaired. Other cost investments of $5.1 million were also written-off in 2001 when they became permanently impaired.

        Income tax benefit was a $3.6 million benefit for the twelve months ended December 31, 2002. This benefit was mainly comprised of a reversal of a $5.0 million tax provision recorded for the AMT at December 31, 2001 that resulted from the signing into law of the Job Creation and Workers Assistance Act of 2002 that suspended the 90% limitation of net operating loss carryforward for AMT. The income tax benefit also reflected the net unrealized amount of $3.2 million of deferred tax assets that were created by Canada operating loss carryforwards that are no longer offset by a valuation allowance since the first quarter of 2002. It is anticipated that this $3.2 million will be utilized during the year ending December 31, 2003. The benefit was partially offset by $3.5 million of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Australian and Canadian subsidiaries.

        Gain on early extinguishment of debt decreased to $36.7 million for the twelve months ended December 31, 2002 from $491.8 million for the twelve months ended December 31, 2001. The gain resulted from our purchase of $53.0 million in principal amount of senior notes, prior to maturity, for $15.0 million in cash, slightly offset by the write-off of related deferred financing costs.

        Cumulative effect of a change in accounting principle.    Effective January 1, 2002, we adopted SFAS No. 142, resulting in the impairment of the goodwill related to the InterNeXt reporting unit, an Internet and data subsidiary in France, of $11.0 million which was reflected as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

Changes in Cash Flows

        Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and capacity, interest and principal payments on outstanding debt and other obligations, and acquisitions. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, vendor financing, capital lease financing and other financing arrangements.

        Net cash provided by operating activities was $66.9 million for the twelve months ended December 31, 2003 as compared to net cash provided by operating activities of $34.6 million for the twelve months ended December 31, 2002. The increase in operating cash generated was comprised of an increase in revenue of $263.7 million, and a decrease in cash paid for interest of $5.4 million. This increase is offset by cash used by operating activities which includes an increase of $117.7 million in cost of sales, an increase in sales, general and administrative expenses of $88.2 million, and additional funds used to pay down our current liabilities, including accounts payable and accrued interconnection costs to reduce further our short-term cash requirements.

        Net cash used by investing activities was $26.9 million for the twelve months ended December 31, 2003 compared to net cash used by investing activities of $31.6 million for the twelve months ended December 31, 2002. Net cash used by investing activities during the twelve months ended December 31, 2003 included $24.7 million of capital expenditures primarily for our global network and back office support systems as compared to $29.4 million during the twelve months ended December 31, 2002. Most of our acquisitions of businesses were financed through short-term debt arrangements, totaling $11.2 million of such arrangements in 2003 with the most significant acquisition being the United States customer list of C&W.

        Net cash used by financing activities was $70.1 million for the twelve months ended December 31, 2003 as compared to net cash provided by financing activities of $1.0 million for the twelve months ended December 31, 2002. During the twelve months ended December 31, 2003, cash used by financing activities consisted of $87.2 million for the purchase or redemption of certain of our debt securities and $129.4 million of principal payments on capital leases, vendor financing and other long-term obligations, offset by $126.8 million of net proceeds from the sale of our 2003 Convertible Senior Notes, $8.9 million of financing received through issuance of the second tranche of our Series C Preferred and $9.1 million received from other financing. During the twelve months ended December 31, 2002, cash provided by financing activities consisted of $32.3 million of net proceeds from issuance of 438,853 shares of the Series C Preferred stock and $9.5 million received from an accounts receivable financing, offset by $25.9 million on principal payments on capital leases, vendor financing and other long-term obligations, and $15.0 million for the purchase of certain of our debt securities.

Short- and Long-Term Liquidity Considerations and Risks

        We believe that our existing cash and cash equivalents and internally generated funds from operating activities will be sufficient to fund our debt service requirements and other fixed obligations (such as capital leases, vendor financing and other long-term obligations), capital expenditures, and other cash needs for our operations through at least the next twelve months. Long-term funding may require the issuance of additional debt or equity. Based on historical results and our business forecasts, we believe our plan for short-term and long-term funding expectations are accurate and achievable. We believe the current network meets the near-term needs of our current and prospective customers and that capital expenditures will be in the range of 3% of net revenue in 2004. We expect these spending levels to remain consistent over the next few years. These capital expenditures are expected to be funded through existing cash and cash equivalents and/or internally generated funds. We have agreed to purchase AOL/7 Pty Ltd (AOL/7) for $18.1 million which will be paid in cash in the first quarter of 2004. We will continue to have significant debt and debt service obligations during the next twelve months and on a long-term basis. However, there can be no assurance that changes in assumptions or conditions, including those referenced under "Legal Proceedings" and "Special Note Regarding Forward-Looking Statements" will not adversely affect our financial condition or short-term or long-term liquidity position. As of December 31, 2003, we have $40.8 million in future operating lease payments and $542.5 million of indebtedness with payments of principal and interest due as follows (includes effect of redemption of $109.9 million principal amount of the January 1999 Senior Notes and

$46.6 million principal amount of the 1998 Senior Notes, retirement of $22.9 million of the October 1999 Senior Notes and repayment of $10.0 million of a financing agreement during the three months ended March 31, 2004, and the issuance of $240.0 million principal amount of 2004 Senior Notes in January 2004:

Year Ending December 31,	Vendor Financing	Senior Notes	Senior Convertible Notes	Other Long-Term Obligations	Convertible Subordinated Debentures	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2004 (after February & March 2004 redemption)	$17,439	$29,741	$4,950	$12,133	$4,089	$2,500	$13,300	$84,152
2005	15,096	31,026	4,950	1,719	4,089	2,500	9,602	68,982
2006	13,597	31,026	4,950	32	4,089	—	6,851	60,545
2007	4,285	31,026	4,950	32	73,165	—	5,473	118,931
2008	889	31,026	4,950	32	—	—	3,353	40,250
Thereafter	—	450,182	141,900	202	—	—	2,252	594,536

Total Minimum Principal & Interest Payments	51,306	604,027	166,650	14,150	85,432	5,000	40,831	967,396
Less: Amount Representing Interest	(6,756)	(271,272)	(34,650)	(1,567)	(14,313)	—	—	(328,558)

	$44,550	$332,755	$132,000	$12,583	$71,119	$5,000	$40,831	$638,838

        We have contractual obligations to utilize network facilities from a long distance carrier with terms greater than one year. We do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within one year. We have minimum annual purchase obligations of $2.5 million in 2004 and 2005.

        The purchase price for TCI, the Canadian prepaid card company, may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company's adjusted revenues exceed certain targeted levels.

Off Balance Sheet Arrangements

        Our off balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which mainly consists of our investment in Bekko. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions. We do not guaranty financing obtained by our unconsolidated investments, nor are there any other provisions of the investment agreements which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the investments. We have entered into indemnification agreements with our executive officers and directors and provide indemnity insurance pursuant to which directors and officers are indemnified or insured against liability or loss under certain circumstances which may include liability or related loss under the Securities Act and the Exchange Act. At December 31, 2003, we had outstanding letters of credit totaling $9.0 million which primarily serve as security for vendor relationships.

Forward Looking Liquidity Considerations

        From time to time, we maintain an active dialogue with potential debt and equity investors for raising capital for additional liquidity, debt reduction, refinancing of existing indebtedness and for additional working capital and growth opportunities. There can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms. If we are successful in raising additional financing, securities comprising a significant percentage of our diluted capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change, including those with respect to our debt levels or the development of the network and the level of our operations and cash from operating activities, if our assumptions prove inaccurate, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected.

        In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described herein under "Special Note Regarding Forward-Looking Statements," and future negotiations we may pursue with the holders of certain of our outstanding debt securities and other instruments, the most efficient use of our capital, including investment in our network and systems, lines of business, potential acquisitions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities and other instruments in privately negotiated transactions, open market transactions or by other means directly or indirectly to the extent permitted by our existing covenant restrictions.

New Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") adopted SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify financial instruments that are within the scope of SFAS No. 150 as a liability, rather than within a separate section between liabilities and stockholders' equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial position, results of operations or cash flows.

        In January 2003, FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are referred to as variable interest entities. FIN No. 46 applies immediately to variable interest entities created or acquired after January 31, 2003. With respect to variable interest entities created prior to February 1, 2003, FIN No. 46 was originally scheduled to be effective in the first interim period beginning after June 15, 2003. However, in October 2003, the FASB issued Staff Position 46.6, which deferred the effective date of application for entities created or acquired before February 1, 2003 until the first period ending after December 15, 2003. The adoption of FIN No. 46 did not have a material effect on our consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not elected to adopt the fair value based method of accounting for stock-based compensation and therefore believe SFAS No. 148 will not have a material effect on our consolidated financial statements. The amended disclosure requirements have been adopted in the Notes to Consolidated Financial Statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the effective portions of FIN No. 45 did not have a material effect on our consolidated financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. We adopted the provisions of SFAS No. 145 during the three months ended March 31, 2003. It was determined that all of our gains (loss) from early extinguishment of debt for the years ended December 31, 2003, 2002, and 2001 did not meet the criteria established in APB No. 30 to be classified as extraordinary items. For the twelve months ended December 31, 2003, a gain of $12.9 million from early extinguishment of debt was reported as income from continuing operations. For the twelve months ended December 31, 2002 and 2001, gains on the early extinguishment of debt of $36.7 million and $491.8 million were reclassified to income from continuing operations to maintain comparability for the reported periods.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial position or results of operations.

        In June 2001, the FASB issued two new statements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

        Effective January 1, 2002, we adopted SFAS No. 141 that requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets, other than goodwill, are to be amortized over their estimated useful economic life.

        SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. Effective January 1, 2002, we adopted SFAS

No. 142 and in connection with our adoption, discontinued the amortization of goodwill and reviewed the estimated useful lives of previously recorded identifiable intangible assets, principally customer lists. Additionally, we recorded an impairment loss of $11.0 million related to the InterNeXt reporting unit which has been reflected as a cumulative effect of a change in accounting principle. We followed the two-step process prescribed in SFAS No. 142 to test our goodwill for impairment under the transitional goodwill impairment test. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Under the guidelines of SFAS No. 142, we are required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. On October 1, 2003, we performed our annual test and concluded no impairment existed. See Note 7—"Goodwill and Other Intangible Assets."

Special Note Regarding Forward Looking Statements

        Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

  •
  expectations of future growth, revenue, foreign revenue contributions and net income, as well as income from operations, earnings per share, cost reduction efforts, cash flow, network development, Internet services development, traffic development, capital expenditures, selling, general and administrative expenses, goodwill impairment charges, service introductions and cash requirements;

  •
  growth, and anticipated profitability of our local service, wireless and VOIP initiatives;

  •
  financing, refinancing and/or debt repurchase, exchange plans or initiatives;

  •
  anticipated increased sales and marketing expenses;

  •
  unanticipated hedging activities;

  •
  capital expenditure plans;

  •
  liquidity and debt service forecasts;

  •
  assumptions regarding currency exchange rates;

  •
  management's plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, product plans and performance;

  •
  the revenue or other impact of Primus's acquisitions;

  •
  the impact of matters described under "Business—Legal Proceedings;" and

  •
  management's assessment of market factors.

        Factors and risks, including certain of those described in greater detail herein, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include, without limitation:

  •
  changes in business conditions;

  •
  fluctuations in the exchange rates of currencies, particularly any strengthening of the USD relative to foreign currencies of the countries where we conduct our foreign operations;

  •
  adverse interest rate developments;

  •
  fluctuations in prevailing trade credit terms or revenues due to the adverse impact of, among other things, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers;

  •
  the possible inability to raise additional capital when needed, or at all;

  •
  the inability to reduce, repurchase or exchange debt;

  •
  changes in the telecommunications or Internet industry, including rapid technological changes, regulatory changes in our principal markets and the degree of competitive pressure that we may face;

  •
  adverse tax rulings from applicable taxing authorities;

  •
  DSL, Internet and telecommunications competition;

  •
  changes in financial, capital market and economic conditions;

  •
  changes in service offerings or business strategies;

  •
  difficulty in migrating or retaining customers associated with recent acquisitions of customer bases, or integrating other assets;

  •
  difficulty in providing local, VOIP or wireless services;

  •
  changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate;

  •
  restrictions on our ability to follow certain strategies or complete certain transactions as a result of its capital structure or debt covenants;

  •
  risks associated with our limited DSL, Internet, VOIP and Web hosting experience and expertise;

  •
  entry into developing markets;

  •
  the possible inability to hire and/or retain qualified sales, technical and other personnel, and to manage growth;

  •
  risks associated with international operations;

  •
  dependence on effective information systems;

  •
  dependence on third parties to enable us to expand and manage our global network and operations;

  •
  dependence on the performance of our global ATM+IP communications network;

  •
  adverse outcomes of outstanding litigation matters;

  •
  adverse FCC rulings or fines affecting our operations;

  •
  the potential elimination or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to significant issuances of equity securities, changes in ownership or other circumstances, which carryforwards would otherwise be available to reduce future taxable income; and

  •
  the outbreak or escalation of hostilities or terrorist acts and adverse geopolitical developments.

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

        Liquidity Restrictions; Possible Inability to Obtain Necessary Financing. We believe that our existing cash and internally generated funds will be sufficient to fund our operations, debt service requirements, capital expenditures, acquisitions and other cash needs for our operations at least through March 2005. However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief. See for instance information under "Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks" and in this "Special Note Regarding Forward-Looking Statements." If adverse events referenced therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

        Substantial Indebtedness; Liquidity. We currently have substantial indebtedness and anticipate that we and our subsidiaries will incur additional indebtedness in the future. The level of our indebtedness (1) could make it difficult for us to make required payments of principal and interest on our outstanding debt; (2) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (3) requires that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; (4) could limit our flexibility in planning for, or reacting to, changes in our business; (5) results in our being more highly leveraged than many of our competitors, which may place us at a competitive disadvantage; and (6) will make us more vulnerable in the event of a downturn in our business.

        Foreign Exchange Risks. A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. For the year ended December 31, 2003, our results were favorably impacted by a weakening of the USD compared to the foregoing currencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk." Due to the large percentage of our operations conducted outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to "accumulated other comprehensive income (loss)" within the stockholders' deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to the subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we will recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

        Limited Operating History; Entry into Local, Internet, Data and VOIP Business; Entry into Developing Markets. Since 1999, we have been targeting businesses and residential customers for Internet and data services through our brand and other businesses. We have been expanding and intend to continue to expand our offering of Internet, data and VOIP services worldwide. We anticipate offering a broad range of Internet protocol-based data and voice communications over our global broadband ATM+IP network. Currently, we provide Internet access services to business and residential customers in the United States, Australia, Canada, Japan, India, Brazil and Spain, and offer Internet transmission services in the Indian Ocean/Southeast Asia regions through our earth stations in India. Our experience with these services and these markets is limited. Furthermore, the market for dial-up and broadband Internet connectivity and related services is extremely competitive. Our primary competitors include incumbent operators, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expect that we will experience increased competition from traditional telecommunications carriers and cable companies that expand into the market for Internet services. Therefore, future operations involving these services may not generate operating or net income on a predictable basis, and we may not be able to successfully expand this part of our business.

        Managing Growth. Our continued growth and expansion may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. We have expanded our retail operations through our late 2002 acquisition of the SME voice customer base of C&W in the United States and the expansion of our prepaid calling card product, particularly in Europe. To manage our growth effectively, we must continue to implement and improve our operational and financial systems and controls, purchase and utilize other transmission facilities, and expand, train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer support, billing and management information systems, on our support, sales and marketing and administrative resources and on our network infrastructure. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting.

        Historical and Future Operating Losses and Net Losses. As of December 31, 2003, we had an accumulated deficit of $(685.1) million and a stockholders' deficit balance of $(96.4) million. The Company incurred net losses of $(63.6) million in 1998, $(112.7) million in 1999, $(174.7) million in 2000, $(306.2) million in 2001 and $(34.6) million in 2002. During the year ended December 31, 2003, we recognized net income of $54.8 million, of which $39.4 million is the positive impact of foreign currency transaction gains. Our recent net income and net revenue growth should not necessarily be considered to be indicative of future net income and net revenue growth. We cannot assure you that our net income or net revenue will grow or be sustained in future periods. If we cannot sustain net income or operating profitability, we may not be able to meet our debt service or working capital requirements. These developments could have a material adverse impact on the trading prices of the notes.

        Integration of Acquired Businesses. We strive to increase the volume of voice and data traffic that we carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services. During 2002 and 2003, to further this growth strategy, we purchased the United States-based SME voice customers of C&W and made small purchases of businesses and assets to complement our Canadian-based operations. Future acquisitions may be pursued to further our strategic objectives, including those described above. Acquisitions of businesses and customer lists, a key element of our historical growth strategy, involve operational risks, including the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management. Moreover, there can be no assurance that we will be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities, and there can be no assurance that successful integration will occur in light of these factors.

        Intense Competition in Local and Long Distance Telecommunications. The local and long distance telecommunications and data industry is intensely competitive with relatively limited barriers to entry in the more deregulated countries we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, cable television companies and utilities. For example, the United States and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the United States, as certain conditions have been met under the Telecommunications Act of 1996, the RBOCs have been allowed to enter the long distance market, AT&T, MCI and other long distance carriers have been allowed to enter the local telephone services market, and any entities, including cable television companies and utilities, have been allowed to enter both the local service and long distance telecommunications markets. Moreover, the rapid enhancement of VOIP technology may result in increasing levels of traditional domestic and international voice long distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks such as ours. Currently, there are significant cost savings associated with carrying voice traffic employing VOIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long distance voice services will decrease in order to be competitive with VOIP. Additionally, competition is expected to be intense to switch customers to VOIP product offerings, as is evidenced by numerous recent market announcements in the United States and internationally from industry leaders and competitive carriers concerning significant VOIP initiatives. Our ability to retain effectively our existing customer base and generate new customers, either through our network or our own VOIP offerings, may be adversely affected by accelerated competition arising as a result of VOIP initiatives. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

        Pricing Pressure. The long distance telecommunications and data industry is significantly influenced by the marketing and pricing decisions of the larger long distance industry and Internet access business participants. Prices in the long distance industry have declined in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Our competitors in our core markets include, among others: AT&T, MCI, Sprint, the RBOCs and the major wireless carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, CallNet Allstream (formerly AT&T Canada) and the major wireless companies in Canada; and BT, Cable & Wireless UK, MCI, Colt Telecom, Energis and the major wireless carriers in the United Kingdom. Customers frequently change long distance providers and ISPs in response to the offering of lower rates or promotional incentives by competitors. Generally, customers can switch carriers at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is likely to become similar to the intense competition in the United States. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, including most recently, AT&T, MCI, Sprint, the RBOCs and the major wireless carriers, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls within the United States. This strategy could have a material adverse effect on our net revenue per minute, results of operations and financial condition if increases in telecommunications usage and potential cost declines do not result from, or are insufficient to offset the effects of, such price decreases. Many companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures materialize, we may not be able to compete successfully in the future.

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

        International Operations. We have significant international operations and, as of December 31, 2003, derives more than 75% of our revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to its switches within its territory. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

        Industry Changes. The telecommunications industry is changing rapidly due to deregulation, privatization, technological improvements, availability of alternative services such as wireless and VOIP, and the globalization of the world's economies. In addition, alternative services to traditional fixed wireline services, such as wireless and VOIP services, are a substantial competitive threat. If we do not adjust our contemplated plan of development to meet changing market conditions, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms our financial results may be materially and adversely affected.

        Network Development; Migration of Traffic. Our long-term success depends on our ability to design, implement, operate, manage and maintain a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to migrate traffic onto our network, or if we experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

        Government Regulation. Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Recent widespread regulatory changes in the United Kingdom and potential future regulatory, judicial, legislative and government policy changes in other jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of VOIP telephony; if regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and its operating costs may increase; (3) general changes in access charges, universal service and regulatory fee payments would affect our cost of providing long distance services; and (4) general changes in access charges and contribution payments could adversely affect our cost of providing long distance wireless and other services. Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

        Terrorist Attacks. We are a United States-based corporation with significant international operations. Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and subsequent worldwide terrorist actions, including apparent action against companies operating abroad, may negatively affect our operations and your investment in us. We cannot assure you that there will not be further terrorist attacks that impact our employees, network facilities or support systems, either in the United States or in any of the other countries in which we operate. Certain losses resulting from these types of events are uninsurable and others are not likely to be covered by our insurance. Terrorist attacks may directly impact our business operations through damage or harm to our employees, network facilities or support systems, increased security costs or the general curtailment of voice or data traffic. Any of these events could result in increased volatility in or damage to our business and the United States and worldwide financial markets and economies. They also could result in a continuation of the current economic uncertainty in the United States or abroad, which could have a material adverse effect on our operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risk exposures relate to changes in foreign currency exchange rates and to changes in interest rates.

        Foreign currency—Currently in excess of 75% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. Due to the large percentage of our operations conducted outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies, could have an adverse impact on our future results of operations.

        In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to "accumulated other comprehensive loss" within the stockholders' equity (deficit) section of the consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to the subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

        We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of its international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect our reported profits and losses and cash flows and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the EUR, there is a negative effect on our reported results for Europe. It takes greater profits in EUR to generate the same amount of profits in stronger USD. The opposite is also true. That is, when the USD weakens there is a positive effect.

        In the year ended December 31, 2003, the USD weakened compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased 8%, 17%, 3% and 5% in local currency compared to the year ended December 31, 2002, but increased 30%, 31%, 13% and 25% in USD, respectively.

        Interest rates—A substantial majority of our long-term debt obligations are at fixed interest rates. We are exposed to interest rate risk as additional financing may be required and certain of our long-term obligations are at variable interest rates. Our primary exposure to market risk stems from fluctuations in interest rates. Our interest rate risk related to the variable interest rate on long-term obligations results from changes in the United States LIBOR, Bloomberg BBSWIB, United States Prime and Canada Prime rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

        The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of December 31, 2003 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at December 31, 2003. In the case of the senior notes, convertible senior notes and convertible debentures the table excludes the potential exercise of the relevant redemption and conversion features.

	Year of Maturity
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Interest Rate Sensitivity
Fixed Rate	$199,031	$18,977	$7,476	$73,114	$25	$224,931	$523,554	$595,435
Average Interest Rate	10%	13%	14%	6%	4%	8%	9%
Variable Rate	$5,235	$5,538	$5,119	$2,147	$858	$—	$18,897	$18,897
Average Interest Rate	7%	7%	7%	7%	7%	0%	7%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

        Certain of the information required by Part III will be provided in our definitive proxy statement for our 2004 annual meeting of stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2004 ("2004 Proxy Statement"), and is incorporated herein by this reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to our directors is set forth under the caption entitled "Election of Directors" in our 2004 Proxy Statement and is incorporated herein by reference. Information relating to our executive officers is set forth in our 2004 Proxy Statement under the caption "Executive Officers, Directors and Key Employees" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information regarding compensation of our officers and directors is set forth under the caption entitled "Executive Compensation" in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding ownership of certain of our securities is set forth under the captions entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions with us is set forth under the caption entitled "Certain Relationships and Related Transactions" in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table summarizes the aggregate fees billed to us by Deloitte & Touche LLP (in thousands):

	2003	2002
Audit fees (a)	$1,834.0	$1,701.3
Audit-related fees (b)	272.8	262.9
Tax fees (c)	1,093.7	488.9
All other fees (d)	8.9	4.6

Total	$3,209.4	$2,457.7

(a)
Fees for audit services include audit of annual financial statements, reviews of quarterly financial statements, statutory and regulatory audits, comfort letters, consents and other matters related to SEC filings.

(b)
Fees for audit-related services include acquisition due diligence, legal entity restructuring, and fees in connection with an option exchange program.

(c)
Fees for tax services include corporate tax consulting for subsidiaries in the United States, Canada, Australia, the United Kingdom, Japan and Germany.

(d)
Fees for other services include fees billed for permitted non-audit services (e.g., human capital advisory services).

        In considering the nature of the services provided by Deloitte & Touche LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

        The services performed by the independent auditor in 2003 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its April 30, 2003 meeting. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the "Disclosure Categories") that the independent auditor may perform.

        On a quarterly basis, the Audit Committee reviews a description of services (the "Services List") expected to be performed by the independent auditor in each of the Disclosure Categories for pre-approval purposes, the status of services and fees incurred year-to-date against the original Service List and the forecast of remaining services and fees for the fiscal year.

        Services provided by the independent auditor during the year that are included in the Service List were pre-approved following the policies and procedures of the Audit Committee.

        Any requests for audit, audit-related, tax, and other services contemplated on the Service List must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

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

  b)
  Reports on 8-K

  Form 8-K dated October 22, 2003, was filed to announce the Company's filing of a Registration Statement on Form S-3 with the Securities and Exchange Commission concerning the resale of September 2003 Convertible Senior Notes (and the underlying shares of common stock), as contemplated by a registration rights agreement entered into between Primus and the initial purchasers of those notes in connection with their September 15, 2003 issuance and sale pursuant to Rule 144A under the Securities Act of 1933.

  Form 8-K dated November 6, 2003, was filed to announce the Company's results of operations for the quarter ended September 30, 2003.

  c)
  Exhibit listing

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the "S-8 Registration Statement").
3.2	Amended and Restated Bylaws of Primus.
3.3	Intentionally left blank.
3.4
Registration Rights Agreement dated December 31, 2002, concerning the rights of the former holders of the Company's Series C Convertible Preferred Stock (the "2002 Registration Rights Agreement"); Incorporated by reference to the Company's Form 8-K filed with the SEC on January 2, 2003.
3.5
Amendment No. 1 to the 2002 Registration Rights Agreement; Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-3, No. 333-110234 (the "Resale S-3").
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
4.4	Form of Warrant Agreement of Primus; Incorporated by reference to Exhibit 4.2 of the 1997 Senior Note Registration Statement.

4.5	Intentionally left blank.
4.6	Intentionally left blank.
4.7	Intentionally left blank.
4.8	Intentionally left blank.
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
4.12	Intentionally left blank.
4.13	Intentionally left blank.
4.14	Indenture, dated October 15, 1999, between the Company and First Union National Bank including therein the form of the notes; Incorporated by reference to the November S-4.
4.15	Intentionally left blank.
4.16
Indenture, dated February 24, 2000, between the Company and First Union National Bank; Incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").
4.17	Specimen 5 3/4% convertible subordinated debenture due 2007; Incorporated by reference to Exhibit A to Exhibit 4.16 to the 2000 10-K.
4.18	Intentionally left blank.
4.19	Amendment No.1 to Rights Agreement, dated as of December 30, 2002, between Primus and StockTrans, Inc.
4.20
Indenture dated as of September 15, 2003 between the Company and Wachovia Bank, National Association, concerning the Company's 3 3/4% convertible notes, including therein the forms of the notes; Incorporated by reference to Exhibit 4.1 of Post-Effective Amendment No.1 (No. 333-109902) to the Company's Registration Statement on Form S-3.
4.21
Registration Rights Agreement dated as of September 15, 2003 between the Company, Lehman Brothers Inc. and Harris Nesbitt Corp; Incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No.1 (No. 333-109902) to the Company's Registration Statement on Form S-3.
4.22	Form of Senior Debt Indenture under Universal Shelf Registration Statement on Form S-3 (No. 333-110241) (the "Universal S-3"); Incorporated by reference to Exhibit 4.3 of the Universal S-3.
4.23	Form of Subordinated Debt Indenture under Universal S-3; Incorporated by reference to Exhibit 4.4 of the Universal S-3.

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
10.4	Employment Agreement, dated June 1, 1994, between Primus and K. Paul Singh; Incorporated by reference to Exhibit 10.5 of the IPO Registration Statement.**
10.5	Primus 1995 Stock Option Plan, as amended; Incorporated by reference to Exhibit 10.5 of the 2000 10-K.**
10.6	Primus 1995 Director Stock Option Plan; Incorporated by reference to Exhibit 10.7 of the IPO Registration Statement.**
10.7	Intentionally left blank.
10.8	Service Provider Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd., dated May 3, 1995; Incorporated by reference to Exhibit 10.12 of the IPO Registration Statement.
10.9	Dealer Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd. dated January 8, 1996; Incorporated by reference to Exhibit 10.13 of the IPO Registration Statement.
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
10.12	Primus Employee Stock Purchase Plan; Incorporated by reference to Exhibit 10.15 of the 1997 Senior Note Registration Statement.**
10.13	Primus 401(k) Plan; Incorporated by reference to Exhibit 4.4 of the Primus Registration Statement on Form S-8 (No. 333-35005).
10.14	Intentionally left blank.
10.15	Primus Telecommunications Group, Incorporated-TresCom International Stock Option Plan; Incorporated by reference to Exhibit 4.1 of the S-8 Registration Statement.**
10.16	Warrant Agreement between the Company and Warburg, Pincus Investors, L.P.; Incorporated by reference to Exhibit 10.6 to the TresCom Form S-1.
10.17	Form of Indemnification Agreement between the Company and its directors and executive officers; Incorporated by reference to Exhibit 10.23 to the TresCom Form S-1.
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
10.21	Common Stock Purchase Agreement between the Company and Pilot Network Services, Inc. dated December 28, 1999; Incorporated by reference to Exhibit 10.21 of the Company's 1999 10-K.
10.22	Warrant to purchase up to 200,000 shares of common stock of Pilot Network Services, Inc. dated December 28, 1999; Incorporated by reference to Exhibit 10.22 of the Company's 1999 10-K.
10.23	Intentionally left blank.
10.24	Intentionally left blank.
10.25	Intentionally left blank.
10.26	Intentionally left blank.
10.27	Intentionally left blank.
10.28	Form of Promissory Note issued prior to July 30, 2002 by certain officers to the Company; Incorporated by reference to Exhibit 10.28 of the Company's 2000 10-K.
10.29	Form of Security Agreement issued prior to July 30, 2002 by certain officers to the Company; Incorporated by reference to Exhibit 10.29 of the Company's 2000 10-K.
10.30
Customer Transfer Agreement by and between the Company and Cable & Wireless USA, Inc. dated as of September 13, 2002; Incorporated by reference to Exhibit 2.1 of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002.
12	Computation of ratio of earnings to fixed charges.*
21.1	Subsidiaries of the Registrant.*
23.1	Independent Auditors' Consent.*
31	Certifications.*
32	Certification.***
99.1	Lock-Up Agreement, as amended, dated November 21, 2003 among the Company and certain stockholders; Incorporated by reference to Exhibit 4.3 of the Resale S-3.
99.2	Contractual/Governance Agreement dated November 4, 2003, the Company and certain stockholders; Incorporated by reference to Exhibit 99.1 of the Resale S-3.

*
Filed herewith.
**
Compensatory benefit plan.
***
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

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Paul Singh, Neil L. Hazard and Tracy Book Lawson, and each of them, his and her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and her and in his and her name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 2003, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his and her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ K. PAUL SINGH K. Paul Singh	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2004
/s/ NEIL L. HAZARD Neil L. Hazard	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)	March 15, 2004
/s/ JOHN F. DEPODESTA John F. DePodesta	Executive Vice President and Director	March 15, 2004
/s/ TRACY BOOK LAWSON Tracy Book Lawson	Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2004
/s/ NICK EARLE Nick Earle	Director	March 15, 2004

/s/ DAVID E. HERSHBERG David E. Hershberg	Director	March 15, 2004
/s/ DOUGLAS M. KARP Douglas M. Karp	Director	March 15, 2004
/s/ PRADMAN KAUL Pradman Kaul	Director	March 15, 2004
/s/ PAUL G. PIZZANI Paul G. Pizzani	Director	March 15, 2004
/s/ JOHN PUENTE John Puente	Director	March 15, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Primus Telecommunications Group, Incorporated
McLean, VA

        We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primus Telecommunications Group, Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

DELOITTE & TOUCHE LLP

McLean, Virginia
March 12, 2004

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2003	2002	2001
NET REVENUE	$1,287,779	$1,024,056	$1,082,475
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	786,308	668,643	767,841
Selling, general and administrative	342,350	254,152	303,026
Depreciation and amortization	86,015	82,239	157,596
Loss on sale of assets	804	—	—
Asset impairment write-down	2,668	22,337	526,309

Total operating expenses	1,218,145	1,027,371	1,754,772

INCOME (LOSS) FROM OPERATIONS	69,634	(3,315)	(672,297)
INTEREST EXPENSE	(60,733)	(68,303)	(100,700)
EQUITY INVESTMENT WRITE-OFF AND LOSS	(2,678)	(3,225)	—
GAIN ON EARLY EXTINGUISHMENT OF DEBT	12,945	36,675	491,771
INTEREST INCOME AND OTHER INCOME (EXPENSE)	1,075	2,454	(17,951)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	39,394	8,486	(1,999)

INCOME (LOSS) BEFORE INCOME TAXES	59,637	(27,228)	(301,176)
INCOME TAX BENEFIT (EXPENSE)	(5,769)	3,598	(5,000)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	53,868	(23,630)	(306,176)
EXTRAORDINARY ITEM	887	—	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	54,755	(23,630)	(306,176)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(10,973)	—

NET INCOME (LOSS)	54,755	(34,603)	(306,176)
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(1,678)	—	—

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$53,077	$(34,603)	$(306,176)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.58	$(0.37)	$(5.73)
Extraordinary item	0.01	—	—
Cumulative effect of change in accounting principle	—	(0.17)	—

Income (loss)	$0.59	$(0.54)	$(5.73)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.55	$(0.37)	$(5.73)
Extraordinary item	0.01	—	—
Cumulative effect of change in accounting principle	—	(0.17)	—

Income (loss)	$0.56	$(0.54)	$(5.73)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	90,135	64,631	53,423

Diluted	97,998	64,631	53,423

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,066	$92,492
Accounts receivable (net of allowance for doubtful accounts receivable of $20,975 and $23,406)	200,817	160,421
Prepaid expenses and other current assets	36,930	33,105

Total current assets	301,813	286,018
RESTRICTED CASH	12,463	11,712
PROPERTY AND EQUIPMENT — Net	341,167	330,102
GOODWILL — Net	59,895	48,963
OTHER INTANGIBLE ASSETS — Net	22,711	29,696
OTHER ASSETS	13,115	18,097

TOTAL ASSETS	$751,164	$724,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$108,615	$99,653
Accrued interconnection costs	89,993	98,224
Accrued expenses and other current liabilities	69,456	59,534
Accrued income taxes	22,387	12,120
Accrued interest	12,852	18,027
Current portion of long-term obligations	24,385	63,231

Total current liabilities	327,688	350,789
LONG-TERM OBLIGATIONS	518,066	537,757
OTHER LIABILITIES	1,776	3,868

Total liabilities	847,530	892,414

COMMITMENTS AND CONTINGENCIES	—	—
SERIES C CONVERTIBLE PREFERRED STOCK, $0.01 par value — 559,950 shares authorized, none issued and outstanding in 2003; 438,853 shares issued and outstanding in 2002; liquidation preference of $32,917	—	32,297
STOCKHOLDERS' DEFICIT:
Preferred stock: Series A and B, $0.01 par value — 1,895,050 shares authorized; none issued and outstanding; Series C, $0.01 par value — 559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value — 150,000,000 shares authorized; 88,472,546 and 64,927,406 shares issued and outstanding	885	649
Additional paid-in capital	651,159	607,856
Accumulated deficit	(685,077)	(739,832)
Accumulated other comprehensive loss	(63,333)	(68,796)

Total stockholders' deficit	(96,366)	(200,123)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$751,164	$724,588

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Preferred Stock		Common Stock
							Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Stockholders' Equity (Deficit)
BALANCE, JANUARY 1, 2001	—	—	40,636	$406	$540,321	$(399,053)	$(57,979)	$83,695
Common shares issued for business acquisitions	—	—	265	3	587	—	—	590
Common shares issued upon exercise of employee stock options, net of note receivable	—	—	229	2	(2)	—	—	—
Common shares cancelled upon rescission of employee stock options	—	—	(229)	(2)	509	—	—	507
Common shares issued for employee stock purchase plan	—	—	529	5	572	—	—	577
Common shares issued for Restricted Stock Plan	—	—	18	—	132	—	—	132
Common shares cancelled for Restricted Stock Plan	—	—	(81)	(1)	1	—	—	—
Common shares sold	—	—	2,862	30	9,971	—	—	10,001
Common shares issued for payment on capital lease liability	—	—	50	—	35	—	—	35
Common shares issued for debenture conversion	—	—	19,179	192	54,997	—	—	55,189
Foreign currency translation adjustment	—	—	—	—	—	—	(37,287)	(37,287)
Unrealized loss on marketable securities	—	—	—	—	—	—	(747)	(747)
Reclassification adjustment for loss on marketable securities included in net loss	—	—	—	—	—	—	15,000	15,000
Net loss	—	—	—	—	—	(306,176)	—	(306,176)

BALANCE, DECEMBER 31, 2001	—	—	63,458	635	607,123	(705,229)	(81,013)	(178,484)
Common shares issued upon exercise of stock options	—	—	3	—	2	—	—	2
Common shares issued for employee stock purchase plan	—	—	282	2	147	—	—	149
Common shares cancelled for Restricted Stock Plan	—	—	(16)	—	(15)	—	—	(15)
Common shares issued for payment on capital lease liability, net of issuance costs	—	—	1,200	12	599	—	—	611
Foreign currency translation adjustment	—	—	—	—	—	—	12,217	12,217
Net loss	—	—	—	—	—	(34,603)	—	(34,603)

BALANCE, DECEMBER 31, 2002	—	—	64,927	649	607,856	(739,832)	(68,796)	(200,123)
Common shares issued upon exercise of stock options	—	—	686	7	1,301	—	—	1,308
Common shares issued for compensation	—	—	—	—	472	—	—	472
Common shares issued for 401(k) Plan	—	—	136	1	257	—	—	258
Common shares issued for employee stock purchase plan	—	—	103	1	277	—	—	278
Accreted dividends on preferred shares	—	—	—	—	(322)	—	—	(322)
Proceeds of preferred shares issuance allocated to beneficial conversion feature	—	—	—	—	1,356	—	—	1,356
Deemed dividend on preferred shares	—	—	—	—	(1,356)	—	—	(1,356)
Reclassfication of Series C preferred stock to permanent equity	560	41,514	—	—	—	—	—	41,514
Common shares issued for preferred shares conversion	(560)	(41,514)	22,617	226	41,288	—	—	—
Common shares issued upon exercise of stock warrants	—	—	4	1	30	—	—	31
Foreign currency translation adjustment	—	—	—	—	—	—	5,463	5,463
Net income	—	—	—	—	—	54,755	—	54,755

BALANCE, DECEMBER 31, 2003	—	$—	88,473	$885	$651,159	$(685,077)	$(63,333)	$(96,366)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$54,755	$(34,603)	$(306,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	22,117	28,089	40,235
Non-cash compensation expense	472	—	—
Stock issuance — 401(k) Plan and Restricted Stock Plan	258	(7)	132
Depreciation, amortization and accretion	86,067	82,380	157,796
Asset impairment write-down	2,668	22,337	526,309
Loss on sale of fixed assets	804	—	—
Equity investment loss	2,678	3,225	—
Gain on early extinguishment of debt	(12,945)	(36,675)	(491,771)
Minority interest share of loss	(348)	(446)	(132)
Marketable securities write-off	—	—	15,000
Unrealized foreign currency transaction gain on intercompany and foreign debt	(41,744)	(6,181)	—
Cost investment write-down	—	—	5,142
Unrealized loss on trading marketable securities	—	—	275
Deferred income taxes	—	(3,247)	—
Cumulative effect of change in accounting principle	—	10,973	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(26,708)	13,504	(9,875)
(Increase) decrease in prepaid expenses and other current assets	4,355	(709)	11,311
(Increase) decrease in restricted cash	1,292	(6,215)	(295)
Decrease in other assets	3,653	342	1,618
Decrease in accounts payable	(8,896)	(21,185)	(28,622)
Decrease in accrued expenses, accrued income taxes, other current liabilities and other liabilities	(18,613)	(16,684)	(17,530)
Decrease in accrued interest	(2,919)	(797)	(12,896)
Sale of trading marketable securities	—	532	(872)

Net cash provided by (used in) operating activities	66,946	34,633	(110,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,746)	(29,367)	(87,771)
Deconsolidation of subsidiaries	—	(1,358)	—
Cash used for business acquisitions, net of cash acquired	(2,175)	(882)	(1,584)

Net cash used in investing activities	(26,921)	(31,607)	(89,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	135,925	9,509	15,802
Purchase of the Company's debt securities	(87,193)	(15,043)	(99,845)
Principal payments on capital leases, vendor financing and other long-term obligations	(129,353)	(25,922)	(33,744)
Proceeds from minority interest	39	—	—
Proceeds from sale of convertible preferred stock, net	8,895	32,297	—
Proceeds from sale of common stock	1,617	143	10,578

Net cash provided by (used in) financing activities	(70,070)	984	(107,209)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,619	4,529	(2,944)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,426)	8,539	(309,859)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,492	83,953	393,812

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,066	$92,492	$83,953

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$61,462	$66,905	$114,276
Non-cash investing and financing activities:
Capital lease additions	$82	$263	$10,404
Leased fiber capacity additions	$4,293	$9,255	$64,288
Equipment financing for acquisition of equipment	$—	$—	$14,122
Conversion of debentures to common stock	$—	$—	$55,189
Common stock issued for business acquisition	$—	$—	$590
Common stock issued for payment on capital lease liability	$—	$744	$35
Business acquisitions, financed by long-term obligations	$11,242	$9,907	$—
Business acquisition costs, accrued in current liabilities	$660	$—	$—
Net settlement of vendor obligations and receivables	$—	$5,746	$—

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
NET INCOME (LOSS)	$54,755	$(34,603)	$(306,176)
OTHER COMPREHENSIVE INCOME (LOSS) —
Foreign currency translation adjustment	5,463	12,217	(37,287)
Unrealized gain (loss) on marketable securities:
Unrealized holding loss arising during period	—	—	(747)
Reclassification adjustment for loss included in net loss	—	—	15,000

COMPREHENSIVE INCOME (LOSS)	$60,218	$(22,386)	$(329,210)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BUSINESS

        Primus Telecommunications Group, Incorporated ("Primus" or the "Company") is a global, facilities-based telecommunications services provider offering an integrated portfolio of international and domestic voice, Internet, voice-over-Internet protocol (VOIP), data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom and Europe. The Company serves the demand for high-quality, competitively priced international communications services which is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of Internet and data traffic.

        The Company targets customers with significant telecommunications needs, including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers. It provides services over its global network, which consists of:

  •
  18 domestic and international gateway switching systems (the hardware/software devices that direct the voice traffic across the network) in North America, Australia, Europe and Japan;

  •
  approximately 250 interconnection points to our network, or points of presence (POPs), within our service regions and other markets;

  •
  undersea and land-based fiber optic transmission line systems that we own or lease and that carry voice and data traffic across the network; and

  •
  global network and data centers that use a high-bandwidth network standard, asynchronous transfer mode, and Internet-based protocol (ATM+IP) to connect with the network. The global VOIP network is based on routers and gateways with an open network architecture which connects our partners in over 150 countries.

        The Company is incorporated in the state of Delaware and operates as a holding company of wholly-owned operating subsidiaries in North America, Europe and the Asia-Pacific region.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the Company's accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. ("Matrix") and 51% of CS Communications Systems GmbH and CS Network GmbH ("Citrus"), in all of which the Company has a controlling interest. Additionally, the Company has a controlling interest in Direct Internet Limited ("DIL"), pursuant to a convertible loan which can be converted at any time into equity of DIL in an amount as agreed upon between the Company and DIL and permitted under local law. During 2002, the Company began using the equity method of accounting for two of its subsidiaries, InterNeXt S.A. ("InterNeXt") and Cards & Parts Telecom GmbH ("Cards & Parts"), and its investment in Bekkoame Internet, Inc ("Bekko"). All intercompany profits, transactions and balances have been eliminated in consolidation. All other investments in affiliates are carried at cost, as the Company does not have significant influence.

        Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic, and also from the provision of local and cellular services. For voice and VOIP, net revenue is earned based on the number of minutes during a call and is recorded upon completion of a call, adjusted for allowance for doubtful accounts receivable, service credits and service adjustments. Revenue for a period is calculated from information received through the Company's network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a more timely and accurate analysis of revenue earned in a period. Separate prepaid calling cards (including services which allow transmission of mobile voice traffic over our land-based network known as Virtual Mobile Network Services or VMNS) and prepaid calling card software is used to track additional information related to prepaid card usage such as activation date, monthly usage amounts and expiration date. Revenue on these cards is recognized as service is provided until expiration when all unused minutes, which are no longer available to the customers, are recognized as revenue. Net revenue is also earned for the provision of data/Internet services. Data/Internet services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths. These fees are recognized as access is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. The Company records payments received in advance for prepaid VMNS and calling card services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided. Deferred revenue is reported in accrued expenses and other current liabilities. Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments.

        Cost of Revenue—Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of the Company's cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense. Such costs are recognized when incurred in connection with the provision of telecommunications services.

        Foreign Currency Transaction—Foreign currency transactions are transactions denominated in a currency other than a subsidiary's functional currency. A change in the exchange rates between a subsidiary's functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is reported by the Company as a foreign currency transaction gain (loss). The primary component of the Company's foreign currency transaction gain (loss) is due to written agreements in place with certain subsidiaries in foreign countries regarding intercompany loans. The Company anticipates repayment of these loans in the foreseeable future, and recognizes the realized and unrealized gains or losses on these transactions that result from foreign currency changes in the period in which they occur as foreign currency transaction gain (loss).

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

        Investments—Investments in debt and marketable equity securities are classified as trading, available-for-sale, or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses included in income. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss. Those classified as held-to-maturity are recorded at amortized cost. The cost of investments sold is determined by specific identification. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date. There have been no reclassifications between investment categories.

        Investments in privately held corporate equity securities are recorded at the lower of cost or fair value. For these non-quoted investments, the Company's policy is to review regularly the assumptions underlying the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.

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

        Goodwill and Other Intangible Assets—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. The Company has elected October 1 as its testing date. An impairment loss would be recognized when the assets' fair value is below their carrying value. See Note 7—"Goodwill and Other Intangible Assets."

        Valuation of Long-Lived Assets—The Company evaluates the recoverability of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires the review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value.

        Significant factors, which would trigger an impairment review, include the following:

  •
  significant negative industry trends,

  •
  significant changes in technology,

  •
  significant underutilization of assets, and

  •
  significant changes in how assets are used or are planned to be used.

        When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management utilizes an expected present value technique, which uses a risk-free rate and multiple cash flow scenarios reflecting the range of possible outcomes, to estimate fair value of the asset. Actual useful lives and cash flows could differ from those estimated by management using these techniques, which could have a material affect on our results of operations and financial position. The Company recorded asset impairment charges of $2.7 million, $22.3 million and $526.3 million in 2003, 2002 and 2001, respectively, primarily related to goodwill, customer lists and equipment with carrying value above its estimated fair market value.

        Deferred Financing Costs—Deferred financing costs incurred in connection with the 3 3/4% convertible senior notes due 2010 ("2003 Convertible Senior Notes"), the 5 3/4% convertible subordinated debentures due 2007 ("2000 Convertible Debentures"), the 12 3/4% senior notes due 2009 ("October 1999 Senior Notes"), the 11 1/4% senior notes due 2009 ("January 1999 Senior Notes"), the 9 7/8% senior notes due 2008 ("1998 Senior Notes"), the 11 3/4% senior notes due 2004 ("1997 Senior Notes"), and other financing arrangements are reflected within other assets and are being amortized over the life of the respective financing arrangements. As the Company makes debt repurchases, corresponding amounts of deferred financing costs are written off in determining the gain or loss on early extinguishment of debt.

        Stock-Based Compensation—At December 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 14. The Company uses the intrinsic value method to account for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based employee compensation cost of $0.7 million for the twelve months ended December 31, 2003 under the intrinsic value method is reflected in net income. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

	For the Year Ended December 31,
	2003	2002	2001
Income (loss) attributable to common stockholders, as reported	$53,077	$(34,603)	$(306,176)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	730	(7)	132
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(3,493)	(1,459)	(10,202)

Pro forma income (loss) attributable to common stockholders	$50,314	$(36,069)	$(316,246)

Basic income (loss) per common share:
As reported	$0.59	$(0.54)	$(5.73)
Pro forma	$0.56	$(0.56)	$(5.92)
Diluted income (loss) per common share:
As reported	$0.56	$(0.54)	$(5.73)
Pro forma	$0.53	$(0.56)	$(5.92)
Weighted average common shares outstanding:
Basic	90,135	64,631	53,423
Diluted	97,998	64,631	53,423

        The weighted average fair value at date of grant for options granted during 2003, 2002 and 2001 was $0.82, $0.88 and $0.83 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected stock price volatility	66%	97%	162%
Risk-free interest rate	2.4%	2.4%	4.0%
Expected option term	4 years	4 years	4 years

        Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include the asset impairment write-down, allowance for doubtful accounts receivable, purchase price allocations, accrued interconnection cost disputes, market assumptions used in estimating the fair values of certain assets and liabilities such as marketable securities and long-term obligations, and the calculation used in determining the fair value of the Company's stock options for use in the pro forma disclosures required by SFAS No. 123.

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

        Income/(Loss) Per Common Share—Basic income/(loss) per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income/(loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock and related income. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants and convertible debt securities. The potential common stock included in the diluted income per common share for the twelve months ended December 31, 2003 was 7,862,870 with a related income effect of

$1.5 million. In 2003, an additional 1,942,039 shares of potential common stock were not included in the diluted income per common share calculation as the effect was antidilutive. In 2002 and 2001, the Company incurred a loss, and the effect of potential common stock was excluded from the computation of diluted loss per share as the effect was antidilutive. If the effect of potential common stock had been included, there would have been additional weighted average common shares outstanding of 1,445,044 shares and 3,388,888 shares for the years ended December 31, 2002 and 2001, respectively.

New Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") adopted SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify financial instruments that are within the scope of SFAS No. 150 as a liability, rather than within a separate section between liabilities and stockholders' equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position, results of operations or cash flows.

        In January 2003, FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are referred to as variable interest entities. FIN No. 46 applies immediately to variable interest entities created or acquired after January 31, 2003. With respect to variable interest entities created prior to February 1, 2003, FIN No. 46 was originally scheduled to be effective in the first interim period beginning after June 15, 2003. However, in October 2003, the FASB issued Staff Position 46.6, which deferred the effective date of application for entities created or acquired before February 1, 2003 until the first period ending after December 15, 2003. The adoption of FIN No. 46 did not have a material effect on the Company's consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to adopt the fair value based method of accounting for stock-based compensation and therefore believes SFAS No. 148 will not have a material effect on the Company's consolidated financial statements. The amended disclosure requirements have been adopted in the Notes to Consolidated Financial Statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the effective portions of FIN No. 45 did not have a material effect on the Company's consolidated financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company adopted the provisions of SFAS No. 145 during the three months ended March 31, 2003. It was determined that all of the Company's gains from early extinguishment of debt for the years ended December 31, 2003, 2002, and 2001 did not meet the criteria established in APB No. 30 to be classified as extraordinary items. For the twelve months ended December 31, 2003, a gain of $12.9 million from early extinguishment of debt was reported as income from continuing operations. For the twelve months ended December 31, 2002 and 2001, gains on the early extinguishment of debt of $36.7 million and $491.8 million were reclassified to income from continuing operations to maintain comparability for the reported periods.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial position or results of operations.

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

        SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. Effective January 1, 2002, the Company adopted SFAS No. 142 and in connection with its adoption, discontinued the amortization of goodwill and reviewed the estimated useful lives of previously recorded identifiable intangible assets, principally customer lists. Additionally, the Company recorded an impairment loss of $11.0 million related to the InterNeXt reporting unit which has been reflected as a cumulative effect of a change in accounting principle. The Company followed the two-step process prescribed in SFAS No. 142 to test its goodwill for impairment under the transitional goodwill impairment test. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. On October 1, 2003, the Company performed its annual test and concluded no impairment existed. See Note 7—"Goodwill and Other Intangible Assets."

        Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations.

3.     ACQUISITIONS

        In November 2003, the Company acquired 100% of MIPPS Incorporated ("MIPPS"), a Canadian wireless Internet service provider (ISP), for $1.0 million in cash, $0.7 million of which remained payable at December 31, 2003 and will be paid over a 36 month period beginning in December 2004.

        In June 2003, the Company acquired 100% of Telesonic Communications, Inc. ("TCI"), a Canadian prepaid card company, for $6.1 million in cash. $2.4 million remained payable at December 31, 2003, $1.2 million of which will be paid in 2004 and $1.2 million of which will be paid in 2005. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company's adjusted revenues exceed certain targeted levels. The additional amount is calculated as a percentage of the excess earned over a specified target with no stated maximum, and will be recorded as additional cost of the acquired company in accordance with SFAS No. 141, "Business Combinations."

        In May 2003, the Company acquired 100% of Echo OnLine Internet Inc. and subsidiaries ("Echo"), a Canadian ISP, for $2.0 million in cash, $0.7 million of which remained payable at December 31, 2003 and will be paid in April 2004.

        In April 2003, the Company acquired 100% of Onsite Access ("Onsite"), a Canadian local service provider to business customers, for $0.5 million in cash. See Note 22—"Extraordinary Item."

        In March 2003, the Company acquired the assets of Weslink Datalink Corporation ("Interlynx"), a Canadian ISP, for $1.1 million in cash.

        In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of Cable & Wireless ("C&W"). The Company started acquiring the customer base during the three months ended December 31, 2002, which resulted in a customer list balance acquired of $15.4 million, of which $7.6 million and $9.9 million remained payable at December 31, 2003 and 2002, respectively. The purchase price has been paid through a deferred payment arrangement over a two-year period, ending in December 2004, and bears no interest.

        The Company has accounted for all of these acquisitions using the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired companies have been included in the Company's financial statements since the respective acquisition dates. The purchase prices, including direct costs, of the Company's acquisitions were allocated to the net assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates. The aggregate purchase price for the above acquisitions was primarily allocated to goodwill, customer lists and cash. If these companies were acquired on January 1, 2003 and January 1, 2002, the results of their operations would not be material to the consolidated financial statements of the Company, and therefore, pro forma financial information has not been disclosed. The impact of each of these acquisitions is immaterial to the Company's consolidated balance sheet, therefore, condensed balance sheet information is not presented in this footnote.

4.     MARKETABLE SECURITIES

        In January 2002, the Company's consolidated subsidiary in Japan, Bekko, sold all of its trading marketable securities for $0.5 million. The Company recorded an unrealized loss of $0.3 million related to the trading marketable securities in interest income and other income (expense) for the year ended December 31, 2001 and incurred no additional loss in 2002 and 2003. The Company had no trading marketable securities at December 31, 2003 and 2002.

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

5.     ADVERTISING

        The Company expenses advertising costs as incurred except for direct-response advertising costs, which are capitalized and amortized over the expected period of future benefits. Direct-response advertising consists primarily of direct-mail advertisements, newspaper and television advertising. These costs are amortized over the lesser of the life of the customers obtained from these efforts or twelve months following the provisioning of the customer. The types of costs capitalized as of December 31, 2003 and 2002 include external costs associated with production and design, newspaper and magazine space, telephone solicitation, television and radio airtime, and payroll and payroll-related costs for the direct-response advertising activities of employees who are directly associated with and devote time to direct-response advertising. At December 31, 2003 and 2002, capitalized advertising costs of $0.5 million and $6.5 million, respectively, were included in prepaid expenses and other current assets. The reduction in the balance is because of the Company's shift from deferrable to non-deferrable types of advertising. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $34.5 million, $26.7 million and $36.1 million, respectively.

6.     PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Network equipment	$737,348	$632,103
Furniture and equipment	65,567	57,156
Leasehold improvements	18,287	16,733
Construction in progress	2,870	219

Subtotal	824,072	706,211
Less: Accumulated depreciation	(482,905)	(376,109)

Total property and equipment, net	$341,167	$330,102

        Depreciation and amortization expense for property and equipment including equipment under capital leases and vendor financing obligations for the years ended December 31, 2003, 2002 and 2001 was $65.4 million, $60.4 million and $97.7 million, respectively. The Company recorded asset impairment charges of $2.7 million, $18.1 million and $149.9 million in 2003, 2002 and 2001, respectively. See Note 19—"Asset Impairment."

        At December 31, 2003, the total equipment under capital lease and vendor financing obligations consisted of $60.9 million of network equipment and $0.4 million of administrative equipment, with accumulated depreciation of $23.2 million and $0.2 million, respectively. At December 31, 2002, the total equipment under capital lease and vendor financing obligations consisted of $138.8 million of network equipment and $0.6 million of administrative equipment, with accumulated depreciation of $63.0 million and $0.2 million, respectively.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS

        Acquired intangible assets subject to amortization consisted of the following (in thousands):

	December 31,
	2003			2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$166,446	$(145,099)	$21,347	$146,394	$(117,079)	$29,315
Other	2,622	(1,258)	1,364	1,354	(973)	381

Total	$169,068	$(146,357)	$22,711	$147,748	$(118,052)	$29,696

        Amortization expense for customer lists and other intangible assets for the years ended December 31, 2003, 2002 and 2001 was $20.6 million, $21.8 million and $35.1 million, respectively. During the year ended December 31, 2003 and 2002, the Company acquired $9.5 million and $10.5 million of customer lists which have a weighted average life of 2.3 and 3.0 years, respectively. The useful life of the Company's customer lists range from two to five years. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008 to be approximately $13.3 million, $7.3 million, $1.2 million, $0.5 million and $0.4 million, respectively. An asset impairment charge of $0.5 million was recorded in 2002, and was reflected in the asset impairment expense for customer lists for the year ended December 31, 2002. There was no intangible asset impairment in 2003 and 2001.

        Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	December 31,
	2003 Net Carrying Amount	2002 Net Carrying Amount
Goodwill	$59,895	$48,963

        Amortization expense for goodwill for the year ended December 31, 2001 was $24.8 million. An asset impairment charge of $14.7 million was recorded in 2002 and was reflected in the accumulated amortization balance for goodwill for the years ended December 31, 2003 and 2002.

        The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows (in thousands):

	North America	Europe	Asia- Pacific	Total
Balance as of January 1, 2002	$41,311	$15,773	$6,301	$63,385
Cumulative effect of a change in accounting principle	—	(10,973)	—	(10,973)
Deconsolidation of a subsidiary	—	(298)	—	(298)
Disposal of iPrimus Telecommunications GmbH	—	(3,756)	—	(3,756)
Effect of change in foreign currency exchange rates	(391)	864	132	605

Balance as of December 31, 2002	40,920	1,610	6,433	48,963
Goodwill acquired during period	7,067	—	—	7,067
Effect of change in foreign currency exchange rates	2,038	317	1,510	3,865

Balance as of December 31, 2003	$50,025	$1,927	$7,943	$59,895

        A reconciliation of income (loss) and income (loss) per share reported in the Consolidated Statements of Operations to the pro forma amounts adjusted for the exclusion of goodwill amortization is presented below. For purposes of the calculation of the tax effect, the Company assumed a zero percent effective tax rate applied to the deductible goodwill based on the applicable effective tax rate for the periods presented. The pro forma results reflecting the exclusion of goodwill amortization have been prepared only to demonstrate the impact of goodwill amortization on income (loss) and income (loss) per share and are for comparative purposes only.

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Reported income (loss)	$54,755	$(34,603)	$(306,176)
Add: goodwill amortization, net of income taxes	—	—	24,818

Adjusted income (loss)	54,755	(34,603)	(281,358)
Less: extraordinary item	(887)	—	—
Less: cumulative effect of change in accounting principle	—	10,973	—

Adjusted income (loss) before extraordinary item and cumulative effect of change in accounting principle	$53,868	$(23,630)	$(281,358)

Reported income (loss) per common share:
Basic:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.58	$(0.37)	$(5.73)
Extraordinary item	0.01	—
Cumulative effect of change in accounting principle	—	(0.17)	—

Net income (loss)	$0.59	$(0.54)	$(5.73)

Diluted:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.55	$(0.37)	$(5.73)
Extraordinary item	0.01	—	—
Cumulative effect of change in accounting principle	—	(0.17)	—

Net income (loss)	$0.56	$(0.54)	$(5.73)

Add: goodwill amortization, net of taxes	$—	$—	$0.46
Adjusted loss per common share:
Basic:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.58	$(0.37)	$(5.27)
Extraordinary item	0.01	—	—
Cumulative effect of change in accounting principle	—	(0.17)	—

Net income (loss)	$0.59	$(0.54)	$(5.27)

Diluted:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.55	$(0.37)	$(5.27)
Extraordinary item	0.01	—	—
Cumulative effect of change in accounting principle	—	(0.17)	—

Net income (loss)	$0.56	$(0.54)	$(5.27)

Weighted average number of common shares outstanding
Basic	90,135	64,631	53,423

Diluted	97,998	64,631	53,423

8.     LONG-TERM OBLIGATIONS

        Long-term obligations consisted of the following (in thousands):

	December 31, 2003	December 31, 2002
Obligations under capital leases	$4,040	$8,551
Equipment financing	—	72,945
Leased fiber capacity	40,509	36,107
Financing facility and other	22,626	42,948
Senior notes	272,157	369,318
Convertible senior notes	132,000	—
Convertible subordinated debentures	71,119	71,119

Subtotal	542,451	600,988
Less: Current portion of long-term obligations	(24,385)	(63,231)

Total long-term obligations	$518,066	$537,757

        The indentures governing the senior notes, convertible senior notes and convertible debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company's ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company's subsidiaries.

Senior Notes and Convertible Debentures

        In September 2003, the Company completed the sale of $132 million in aggregate principal amount of the 2003 Convertible Senior Notes with semi-annual interest payments due on March 15th and September 15th, with the first payment due on March 15, 2004. Holders of these notes may convert their notes into the Company's common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The notes are convertible in the aggregate into 14,157,925 shares of the Company's common stock.

        In February 2000, the Company completed the sale of $250 million in aggregate principal amount of the 2000 Convertible Subordinated Debentures with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures were convertible into approximately 6,025,170 shares of the Company's common stock based on a conversion price of $49.7913 per share. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of the debentures through $36.4 million of open market purchases and $192.5 million of conversions to its common stock. The principal that was converted to common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001.

        In October 1999, the Company completed the sale of $250 million in aggregate principal amount of the October 1999 Senior Notes. The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at the Company's option at any time after October 15, 2004. During the years ended December 31, 2002,

2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001. See Note 23—"Subsequent Events."

        In January 1999, the Company completed the sale of $200 million in aggregate principal amount of the January 1999 Senior Notes with semi-annual interest payments due on January 15th and July 15th. The January 1999 Senior Notes are due January 15, 2009 with early redemption at the Company's option at any time after January 15, 2004. In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of its 11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture. During the three months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June, November and December 2002 and April 2003, the Company retired all of the January 1999 Senior Notes that it had previously purchased in the principal amount of $135.6 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001. See Note 23—"Subsequent Events."

        On May 19, 1998, the Company completed the sale of $150 million in aggregate principal amount of the 1998 Senior Notes with semi-annual interest payments due on May 15th and November 15th. The 1998 Senior Notes are due May 15, 2008 with early redemption at the Company's option any time after May 15, 2003. During the three months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June, October and December 2002 and April 2003, the Company retired all of the 1998 Senior Notes that it had previously purchased in the principal amount of $103.4 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2001. See Note 23—"Subsequent Events."

        On August 4, 1997, the Company completed the sale of $225 million in aggregate principal amount of the 1997 Senior Notes and warrants to purchase 392,654 shares of its common stock, with semi-annual interest payments due on February 1st and August 1st. The 1997 Senior Notes were due August 1, 2004 with early redemption at the Company's option any time after August 1, 2003, at par plus accrued interest to the date of redemption. During the nine months ended September 30, 2003 and the years ended December 31, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In January 2003, the Company entered into a Supplemental Indenture to amend the terms of the 1997 Senior Notes to eliminate substantially all of the covenants relating to such notes. In June 2002, November 2002, January 2003 and February 2003, the Company retired $181.4 million in principal amount of the 1997 Senior Notes that it had previously purchased. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. In September and October 2003, the Company redeemed the remaining $43.6 million principal amount of the 1997 Senor Notes at par plus accrued interest to the date of redemption. The warrants have an exercise price of $9.075 and 330,097 warrants remained outstanding as of December 31, 2003. See the table below for detail on debt repurchases since December 31, 2001.

        The following table shows the changes in the balances of the Company's senior notes and debentures for the years ended December 31, 2003 and 2002.

For the year ended December 31, 2003

	Balance at December 31, 2002	Debt Issuance	Principal Purchases	Warrant Amortization and Write-off	Balance at December 31, 2003	Cash Paid for Purchase of Principal
2003 3 3/4% Convertible Senior Notes due 2010	$—	$132,000,000	$—	$—	$132,000,000	$—
2000 5 3/4% Convertible Debentures due 2007	71,119,000	—	—	—	71,119,000	—
October 1999 12 3/4% Senior Notes due 2009	115,680,000	—	—	—	115,680,000	—
January 1999 11 1/4% Senior Notes due 2009	116,420,000	—	(6,523,000)	—	109,897,000	4,052,414
1998 9 7/8% Senior Notes due 2008	50,220,000	—	(3,640,000)	—	46,580,000	2,261,350
1997 11 3/4% Senior Notes due 2004	86,997,727	—	(87,220,000)	222,273	—	79,805,500

Total	$440,436,727	$132,000,000	$(97,383,000)	$222,273	$475,276,000	$86,119,264

For the year ended December 31, 2002

	Balance at December 31, 2001	Debt Issuance	Principal Purchases	Warrant Amortization and Write-off	Balance at December 31, 2002	Cash Paid for Purchase of Principal
2000 5 3/4% Convertible Debentures due 2007	$71,119,000	$—	$—	$—	$71,119,000	$—
October 1999 12 3/4% Senior Notes due 2009	126,680,000	—	(11,000,000)	—	115,680,000	1,485,000
January 1999 11 1/4% Senior Notes due 2009	139,587,000	—	(23,167,000)	—	116,420,000	3,782,045
1998 9 7/8% Senior Notes due 2008	69,020,000	—	(18,800,000)	—	50,220,000	9,776,000
1997 11 3/4% Senior Notes due 2004	86,857,345	—	—	140,382	86,997,727	—

Total	$493,263,345	$—	$(52,967,000)	$140,382	$440,436,727	$15,043,045

Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

        In December 1999, the Company agreed to purchase $23.2 million of fiber capacity from Qwest Communications, which provides the Company with an ATM + IP based international broadband backbone. The backbone is comprised of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas. In March 2000, the Company agreed to purchase an additional $20.8 million of fiber capacity and as of June 30, 2001 had fulfilled the total purchase obligation. As of June 30, 2002, the Company had made cash payments of $27.6 million and in June 2002 settled its outstanding payment obligation of $16.4 million with Qwest for $10 million in cash, which has been fully paid as of December 31, 2003. The Company recorded this transaction in accordance with FIN No. 26, "Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease," and accordingly, the transaction resulted in a reduction of property and equipment of $7.2 million during the three months ended June 30, 2002.

        During the three months ended September 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited ("SCCL"). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term, and continues to bear interest at 6.0% above LIBOR

(7.12% at December 31, 2003). The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. As of December 31, 2003, the Company had fulfilled the total purchase obligation. At December 31, 2003 and 2002, the Company had a liability recorded under this agreement in the amount of $18.6 million and $18.4 million, respectively.

        In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for $38.3 million (51.1 million Australian dollars ("AUD")) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. At December 31, 2003 and 2002, the Company had a liability recorded in the amount of $21.9 million (29.2 million AUD) and $17.2 million (23.0 million AUD), respectively.

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

        During the years ended December 31, 2000 and 1999, NTFC Capital Corporation ("NTFC") and General Electric Capital Corporation ("GECC") provided the Company with financing in the amount of $65.0 million in aggregate to fund the purchase of telecommunications equipment (the "Equipment Facilities"), secured by the equipment purchased. During the three months ended March 31, 2003, NTFC and GECC signed an agreement with the Company to amend the terms of the Equipment Facilities to, among other things, merge the facilities into one agreement, defer principal payments otherwise due during the period from January 2002 through June 2003, decrease the interest rates to 8.0% from a range of 9.72% to 11.56%, extend the repayment period through 2006, and further secure the Equipment Facilities through liens placed on additional pieces of property, plant and equipment. Additional fees of $2.9 million were incurred in connection with the renegotiation, which brought the effective interest rate for the new agreement to 10.27%. These amounts had been deferred and would be amortized using the effective interest method over the life of the agreement. In September 2003, the Company fully paid its outstanding borrowings of $55.2 million utilized under the Equipment Facilities.

        During the year ended December 31, 1999, Ericsson Financing Plc ("Ericsson") provided the Company with $37.9 million (21.3 million British pounds ("GBP")) in financing to fund the purchase of network equipment, secured by the equipment purchased. The Company had liabilities of $15.2 million recorded at December 31, 2002. In April 2003, the Company settled its outstanding payment obligation of $14.9 million for approximately $10.6 million (one payment of 5.9 million GBP and one payment of 8.7 million Danish Krona), which was paid in April 2003.

        In March 2002, the Company consummated a transaction financing accounts receivable of a certain wholly-owned subsidiary with Textron Financial Inc. ("Textron"). The Company pledged $11.3 million and $15.5 million as collateral as of December 31, 2003 and 2002, respectively, and recorded a liability of $0.3 million and $14.9 million, respectively, which is included in current portion of long-term obligations as the financing is payable on demand. This financing will terminate by March 2005 and bears fees at a rate of Bloomberg BBSWIB rate plus 5.75% per annum (10.66% at December 31, 2003), plus an additional $150,000 per annum. In July 2001, the Company consummated a transaction financing accounts receivable of its wholly-owned Canadian subsidiary, Primus Canada, with Textron

Financial Canada Limited, an affiliate of Textron. The Company pledged $15.3 million of its accounts receivable as collateral as of December 31, 2002 and none as of December 31, 2003, and recorded a liability of $10.4 million as of December 31, 2002, which is included in current portion of long-term obligations as the financing is payable on demand. This financing will terminate in March 2004 and bears fees at a rate of Canada Prime Rate plus 3.25% (7.75% at December 31, 2003), plus an additional $296,250 per annum. These transactions with Textron collectively permit borrowings of up to $29.8 million, depending on the level of customer receivables.

        In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of C&W. The Company started acquiring the customer base during the three months ended December 31, 2002, which resulted in a customer list balance acquired of $15.4 million, of which $7.6 million and $9.9 million remained payable at December 31, 2003 and 2002, respectively. The purchase price has been paid through a deferred payment arrangement over a two-year period, ending in December 2004, and bears no interest.

        During the three months ended March 31, 2003, Primus Canada signed an agreement with The Manufacturers Life Insurance Company ("Manulife") to fund $15.4 million (20.0 million Canadian dollars (CAD)) for acquisitions. As of December 31, 2003, $10.0 million (13.0 million CAD) had been utilized under this facility. The funding is payable in full in March 2005 and bears an interest rate of 15.0% per annum. See Note 23—"Subsequent Events."

9.     INCOME TAXES

        The total (benefit) provision for income tax for the years ended December 31, 2003, 2002, and 2001 is as follows (in thousands):

		2003	2002	2001
Current:	Federal	$3,826	$(1,506)	$5,000
	State	—	—	—
	Foreign	2,634	1,155	—

		6,460	(351)	5,000
Deferred:	Federal	—	—	—
	State	—	—	—
	Foreign	(691)	(3,247)	—

		(691)	(3,247)	—
Total Tax (Benefit) Provision		$5,769	$(3,598)	$5,000

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

        The (benefit) provision for income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes, extraordinary items, and cumulative effect of a change in accounting principle due to the following (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Tax provision (benefit) at federal statutory rate	$20,578	$(12,988)	$(104,100)
State income tax, net of federal benefit	—	(723)	—
Effect of rate differences outside the United States	(2,653)	(6,005)	14,628
Nondeductible items	1,146	—	30,000
Increase (decrease) in valuation allowance	(13,302)	20,313	63,368
Goodwill amortization	—	—	1,791
Reversal of AMT credit carryforward	—	(5,000)	—
Other	—	805	(687)

Income taxes	$5,769	$(3,598)	$5,000

        Deferred income taxes are recognized to account for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts of each period-end, based on enacted tax laws and statutory income tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following:

	December 31,
	2003	2002
Deferred tax assets	$248,796	$301,262
Valuation allowance	(208,414)	(245,950)
Deferred tax liabilities	(36,427)	(52,048)

Net deferred taxes	$3,955	$3,264

        The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Current
Allowance for Bad Debt	$8,349	$5,951
Other	2,376	(4,566)
Basis difference in fixed assets depreciation	(10,725)	(1,385)

	$—	$—

Non Current
Basis difference in intangibles	$24,819	$19,222
Basis difference in fixed assets impairment	74,403	168,080
Foreign tax credit	7,320	3,494
Net operating loss carryforwards	131,529	104,515
Basis difference in fixed assets	(13,723)	(47,482)
Unrealized foreign exchange gains	(16,245)	—
Contingency reserve	(4,648)	—
Other	(1,811)	—
Valuation allowance	(197,689)	(244,565)

	$3,955	$3,264

        As of December 31, 2003, the Company had foreign operating loss carryforwards of approximately $220.9 million that expire at various times and some of which carryforward without expiration.

        At December 31, 2003, the Company had United States operating loss carryforwards of $146 million available to reduce future United States taxable income which expire periodically through 2022. Certain of these operating loss carryforwards may be subject to limitations in the future, in accordance with Section 382 of the Internal Revenue Code.

        No provision was made in 2003 for United States income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, marketable securities and accounts payable approximate fair value due to relatively short period to maturity. The estimated fair value of the Company's 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures, 1999, 1998 and 1997 Senior Notes (carrying value of $475 million and $440 million, at December 31, 2003 and 2002, respectively), based on quoted market prices, was $547 million and $226 million, respectively, at December 31, 2003 and 2002.

11.   COMMITMENTS AND CONTINGENCIES

        Future minimum lease payments under capital lease, vendor financing obligations and non-cancelable operating leases as of December 31, 2003 are as follows (in thousands):

Year Ending December 31,	Vendor Financing and Capital Leases	Purchase Obligations	Operating Leases
2004	$17,439	$2,500	$13,300
2005	15,096	2,500	9,602
2006	13,597	—	6,851
2007	4,285	—	5,473
2008	888	—	3,353
Thereafter	—	—	2,252

Total minimum lease payments	51,305	5,000	40,831
Less: Amount representing interest	(6,756)	—	—

	$44,549	$5,000	$40,831

        The Company has contractual obligations to utilize network facilities from a long distance carrier with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within one year. The Company has minimum annual purchase obligations of $2.5 million in 2004 and 2005.

        Rent expense under operating leases was $15.2 million, $15.8 million and $18.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        In March 1999, the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the "LTN Companies"). In April 2001, the LTN Companies received a federal notice and, in May 2002, a provincial notice of income tax assessment disputing certain deductions from taxable income made by the LTN Companies, prior to the Company's acquisition, in the aggregate amount of $6.2 million (8.0 million CAD), plus penalties and interest of $9.5 million (12.3 million CAD). The Company is disputing the entire assessment. As of December 31, 2003, the Company paid $1.3 million (1.7 million CAD) and committed to pay $0.1 million (100,000 CAD) per month for the next twelve months subject to potential refund if the Company prevails. The Company has recorded an accrual for the amounts that management estimates to be the probable loss. The Company's ultimate legal and financial liability with respect to these proceedings cannot be estimated with certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on its consolidated financial position, results of operations and cash flows.

        On December 9, 1999, Empresa Hondurena de Telecomunicaciones, S.A. ("Plaintiff"), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom's wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to Plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is currently the Company's subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000, and discovery has commenced. A trial date has not yet been set. The Company has recorded an accrual for the amounts that management estimates to be the probable loss. The Company's legal and financial liability with respect to such legal proceeding would not be covered by insurance, and the Company's ultimate liability, if any, cannot be estimated with certainty at this time. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company's financial results. The Company intends to defend the case vigorously. Management believes that this suit will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

        The Company and certain of its executive officers have been named as defendants in two separate securities lawsuits brought by stockholders ("Plaintiffs") of Tutornet.com, Inc. ("Tutornet") in the United States District Courts in Virginia and New Jersey. The Plaintiffs sued Tutornet and several of its officers (collectively, the "Non-Primus Defendants") for an undisclosed amount alleging fraud in the sale of Tutornet securities. The Plaintiffs also named the Company and several of the Company's executive officers (the "Primus Defendants") as co-defendants. No officer of Primus has ever served as an officer or director of Tutornet or acquired any securities of Tutornet. Neither the Company nor any of the Company's subsidiaries or affiliates own, or have ever owned, any securities of Tutornet. In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs against the Non-Primus Defendants only. The Non-Primus Defendants filed post-trial motions seeking to reverse or reduce the jury's award, and the Plaintiffs sought a new trial involving the Primus Defendants. On April 2, 2003, the judge denied the Plaintiffs' motion for a new trial and/or to alter and amend the judgment, as well as their motion for directed verdicts involving the Primus Defendants. In May 2003, the Plaintiffs filed an appeal in the 4th Circuit of the United States Court of Appeals regarding the Primus Defendants' dismissal. Plaintiffs and the Primus Defendants have briefed the 4th Circuit of the United States Court of Appeals and oral arguments are scheduled for May 2004. The New Jersey case was filed on September 24, 2002 and includes claims against the Primus Defendants. The Primus Defendants moved to dismiss, and the case was stayed pending further decision by the court in the Virginia case on Plaintiffs' motion for a new trial. After the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case agreed to a dismissal without prejudice of the claims against the Primus Defendants, pending a decision in the appeal by the Plaintiffs in the Virginia case. In both cases, the Company intends to vigorously defend against these actions and believe that the Plaintiffs' claims against the Primus Defendants are without merit. However, the Company's ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time, and Primus does not have insurance coverage for these claims. Accordingly, an adverse result for the full amount sought or some percentage thereof could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

        On December 17, 2003, Primus Telecommunication Incorporated ("PTI"), the Company's principal United States operating subsidiary, was served with notice that the Enforcement Bureau of the Federal Communications Commission (FCC) is conducting an inquiry concerning 96 alleged telephone calls made on behalf of PTI to residential telephone lines that were either (1) included on the Do-Not-Call Registry or (2) to consumers who directly requested not to receive telemarketing calls from PTI. PTI does not conduct outbound telemarketing to residential customers, but does use third-party telemarketers. PTI reviewed the circumstances surrounding the subject matter of the inquiry and responded to the original inquiry on January 23, 2004. On February 20, 2004, the FCC sent PTI a letter seeking additional information from PTI. PTI provided the FCC with a response to the request for additional information on March 11, 2004. Because the Do-Not-Call regulations are relatively new and little formal interpretive guidance exists regarding whether the matters identified in the inquiry represent a violation by PTI of these regulations, it is not clear what consequences the inquiry will have on PTI. PTI is in the process of investigating whether it has responsibility related to these allegations, or, notwithstanding the actions or inactions of third-party telemarketers that may have given rise to the inquiry, PTI has satisfied the standards set out by the FCC as part of its routine business practices. Penalties for violations of the rules associated with the Do-Not-Call Registry and the consumer requests not to receive telemarketing calls can reach up to $11,000 per call. The Company has recorded an accrual for the amounts that management estimates to be the probable loss. Management believes that this inquiry will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

        The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any aggregate liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

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

        When issued on December 31, 2002, the Series C Preferred accrued dividends at the rate of 8.0% per annum on the outstanding accreted value, subject to elimination upon meeting certain performance criteria. The performance criteria was met in February 2003, eliminating the dividend requirement. The Company accreted dividends of $0.3 million in 2003. The accreted dividends were affected through a modification of the conversion ratio. When originally issued, each Series C Preferred share was convertible into 40 shares of common stock. Upon meeting the performance criteria, the conversion ratio was modified to convert each Series C Preferred share into 40.3911 shares of common stock. The preferred-to-common stock conversion ratio and the conversion price were subject to certain antidilution adjustments.

        At a special meeting of the Company's stockholders on March 31, 2003, its stockholders voted to approve the issuance of the remaining 121,097 shares of Series C Preferred for approximately $8.9 million in cash, net of $0.2 million of offering costs. Each Series C Preferred share was convertible into 40.3911 shares of common stock. At the time of issuance, the fair value of the Company's stock was greater than the conversion price. The Company calculated a beneficial conversion feature of $1.4 million, which was recorded as a deemed dividend at the time of issuance.

        Each Series C Preferred share was convertible into common stock at any time. All shares were mandatorily convertible if (i) two-thirds of the holders elected to convert or (ii) the average closing price of the Company's common stock for any period of 20 consecutive trading days exceeded three times the then effective conversion price, and all of the then outstanding shares of Series C Preferred were no longer subject to transfer restrictions as contained in, and may be sold or transferred by such Series C holders in compliance with, Rule 144(k) and Rule 145 under the Securities Act of 1933, as amended. The Series C Preferred shareholders were entitled to vote on all matters submitted to the common stock holders on an as-if-converted basis.

        On April 30, 2003, the Company's Board of Directors approved an amendment to the Company's Stockholder Rights Plan which provides if the rights issued to stockholders under the Rights Plan are triggered, the Company may exchange for each right one share of Company common stock (or 1/1000 of a share of Series B Company Preferred Stock). With this amendment, the issuance of common stock or Series B Company Preferred Stock is no longer elective on the part of the rights holder, but is elective on the part of the Company. Because the decision regarding the issuance of common stock in exchange for rights is under the control of the Company, the Series C Preferred shares were no longer considered mezzanine financing and have been reclassified to the equity section of the balance sheet as of April 30, 2003.

        In November 2003, the selling security holders converted 559,950 shares of convertible preferred stock, representing 100% of the outstanding Series C Preferred, into 22,616,990 shares of common stock. During a 270-day period commencing November 4, 2003, certain selling security holders' shares will be subject to the terms of a lock-up agreement with the Company, which will generally prohibit the resale of 13,540,008 of such shares.

13.   STOCKHOLDERS' EQUITY

        In November 2003, the Company issued 22,616,990 shares of common stock pursuant to the conversion of the Series C Preferred. See Note 12—"Convertible Preferred Stock."

        In March 2002, the Company settled its outstanding equipment lease obligations of approximately $15 million with CISCO Systems Capital Corporation for $6.5 million in cash and 1,200,000 shares of the Company's common stock. $5.0 million was paid in March 2002, and $1.5 million was paid in April 2003. The Company issued the shares in reliance upon Section 4(2) of the Securities Act of 1933. In June 2002, the 1,200,000 shares of the Company's stock were registered for resale.

        In November 2001, the Company exchanged 10,870,668 shares of the Company's common stock for the extinguishment of $62.9 million in principal amount of the 2000 Convertible Debentures. This resulted in a gain of $53.3 million, or $1.00 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

        In January 2001, the Company exchanged 8,308,258 shares of the Company's common stock for the extinguishment of $129.6 million in principal amount of the 2000 Convertible Debentures and purchased $38.2 million of principal amount of its senior notes and convertible debentures, prior to maturity, for $11.6 million in cash. These transactions resulted in a gain of $106.1 million, or $1.99 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

        On January 10, 2001, the Company received from Inktomi Corporation an investment, which was a part of a strategic alliance created between the two companies in June 2000, of $10 million in exchange for 2,862,254 restricted shares of the Company's common stock.

        During the year ended December 31, 2001, the Company issued 265,287 shares of the Company's common stock as consideration of the purchase price for various acquisitions. No shares were issued during the years ended December 31, 2003 and 2002 in connection with business acquisitions.

14.   STOCK-BASED COMPENSATION

        In December 1998, the Company established the 1998 Restricted Stock Plan (the "Restricted Plan") to facilitate the grant of restricted stock to selected individuals who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. During the year ended December 31, 2001, the Company issued 17,643 shares of restricted stock under the Restricted Plan at fair value to certain eligible agents. These restricted shares vest ratably on the issue date, first anniversary and second anniversary of the issue date based on a continued relationship. Compensation expense related to the award was approximately $0.1 million for the year ended December 31, 2001. The Company did not issue any restricted stock under the Restricted Plan for the years ended December 31, 2003 and 2002. During the year ended December 31, 2002 and 2001, the Company cancelled 15,280 shares and 80,500 shares (which were issued prior to 2001) of restricted stock due to the termination of certain employees and agents, respectively. In conjunction with the cancellation during 2001, promissory notes of approximately $0.6 million, securing payment for the restricted shares, were forgiven. As of December 31, 2003, all remaining shares were no longer considered restricted.

        The Company sponsors an Employee Stock Option Plan (the "Employee Plan"). The total number of shares of common stock authorized for issuance under the Employee Plan is 13,000,000. Under the

Employee Plan, awards may be granted to key employees of the Company and its subsidiaries in the form of Incentive Stock Options or Nonqualified Stock Options. The Employee Plan allows the granting of options at an exercise price of not less than 100% of the stock's fair value at the date of grant. The options vest over a period of up to three years, and no option will be exercisable more than ten years from the date it is granted. In May 2002, the Company offered employees the opportunity to exchange all outstanding stock options with exercise prices per share greater than $2.00 for replacement options to purchase shares of the Company's common stock at the closing price of the Company's common stock on the date that was six months and one day after the expiration date of the offer. Under the offer, 3,266,977 shares of the Company's common stock were cancelled, and 3,233,827 shares of the Company's common stock were reissued six months and one day after. The options that were exchanged and reissued vest over a two year period. The difference in the number of the cancelled and reissued shares is due to termination of employees during the six-month period.

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

        A summary of stock option activity during the three years ended December 31, 2003 is as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding — Beginning of year	5,865,442	$2.10	6,489,588	$9.16	5,002,405	$15.90
Granted	2,567,000	$2.15	3,416,994	$1.60	4,171,942	$1.63
Exercised	(686,316)	$1.18	(2,750)	$1.68	—	$—
Forfeitures	(412,235)	$4.09	(4,038,390)	$13.04	(2,684,759)	$10.02

Outstanding — end of year	7,333,891	$2.10	5,865,442	$2.10	6,489,588	$9.16

Eligible for exercise — end of year	3,205,088	$2.34	1,283,887	$3.75	1,946,078	$16.14

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Outstanding Price	Total Exercisable	Weighted Average Exercise Price
$0.54 to $ 0.75	164,565	6.69	$0.65	76,387	$0.65
$0.90	1,235,383	7.16	$0.90	1,234,883	$0.90
$1.33	24,500	8.85	$1.33	5,166	$1.33
$1.65	2,929,723	8.97	$1.65	1,462,064	$1.65
$1.90 to $ 2.38	2,651,120	8.76	$1.98	217,988	$2.21
$3.30 to $ 6.30	195,000	5.48	$5.24	75,000	$4.65
$12.31 to $17.44	55,450	5.75	$14.39	55,450	$14.39
$27.00 to $33.38	78,150	3.43	$29.19	78,150	$29.19

	7,333,891			3,205,088

15.   EMPLOYEE BENEFIT PLANS

        The Company sponsors a 401(k) employee benefit plan (the "401(k) Plan") that covers substantially all United States based employees. Employees may contribute amounts to the 401(k) Plan not to exceed statutory limitations. The 401(k) Plan provides an employer matching contribution in the Company's common stock or cash of 50% of the first 6% of employee annual salary contributions which are subject to three-year cliff vesting. During the years ended December 31, 2002 and 2001, the matching contributions were given in the form of cash for the open market purchase of the Company's common stock. During the year ended December 31, 2003, the Company issued 135,807 shares of common stock as contributions and made remaining contributions in the form of cash.

        The following table summarizes information about the matching contribution the Company made in both the Company's common stock and cash during the years ended December 31, 2003, 2002 and 2001 (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Cash contributed to purchase the Company's common stock	$—	$313	$533
Common stock issued as contribution	258	—	—
Cash contribution	300	—	—

Total	$558	$313	$533

Common stock issued (shares)	136	—	—

        Effective January 1, 1998, the Company adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to contribute up to 15% of their compensation to purchase the Company's common stock at 85% of the fair market value. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the ESPP. During the years ended December 31, 2003, 2002 and 2001, the Company issued 102,537 shares, 282,382 shares and 528,243 shares under the ESPP, respectively.

16.   RELATED PARTIES

        At December 31, 2002 and 2001, the Company had three notes receivable with balances totaling $1.0 million from three officers of the Company. These notes arose during the year ended December 31, 2000 and were in connection with a loan from the Company to each of these officers for the exercise of options which were about to expire. The notes bear interest at the rate of 6% per annum and are payable in full five years from the date of agreement. The transactions were conducted at arm's length. These notes receivable were secured by shares of the Company's common stock acquired upon exercise of such options. The portion of the notes related to the issuance of stock was reflected as a reduction of stockholders' deficit. In November 2003, two of the officers fully paid the outstanding loan balances plus accrued interest. The shares of the Company's common stock acquired upon exercise of the third officer's options will continue to be held by the Company as collateral for the note. As December 31, 2003, $0.3 million remained payable.

        In 2003 and 2002, the Company entered into a reciprocal services agreement with a vendor to provide and to receive domestic and international termination of telecommunication services. A Director of the Company is the Chairman and Chief Executive Officer of the vendor providing such services. The contract will continue for a period of one year and will then renew automatically on a month-to-month basis. The Company recorded revenue of approximately $375,000 and $65,000 and costs of $125,000 and $0 in 2003 and 2002, respectively, for services provided and received under this agreement. The Company had amounts due from the vendor of approximately $65,000 and $15,000 at December 31, 2003 and 2002, respectively.

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

        Summary information with respect to the Company's segments is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net Revenue
North America
United States	$287,360	$212,399	$271,588
Canada	214,848	163,428	172,647
Other	3,896	5,742	8,876

Total North America	506,104	381,569	453,111

Europe
United Kingdom	156,941	139,480	141,297
Germany	53,629	63,767	99,189
Netherlands	137,216	79,467	42,824
Other	77,384	80,955	73,737

Total Europe	425,170	363,669	357,047

Asia-Pacific
Australia	336,720	259,459	248,173
Other	19,785	19,359	24,144

Total Asia-Pacific	356,505	278,818	272,317

Total	$1,287,779	$1,024,056	$1,082,475

Income (Loss) from Operations
North America	$16,000	$(7,326)	$(411,135)
Europe	11,363	(18,397)	(202,406)
Asia-Pacific	42,271	22,408	(58,756)

Total	$69,634	$(3,315)	$(672,297)

Capital Expenditures
North America	$11,112	$9,193	$40,023
Europe	4,058	5,268	17,496
Asia-Pacific	9,576	14,906	30,252

Total	$24,746	$29,367	$87,771

        The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	December 31,
	2003	2002
Assets
North America
United States	$190,527	$215,006
Canada	124,789	108,247
Other	7,671	7,125

Total North America	322,987	330,378

Europe
United Kingdom	80,243	72,178
Germany	20,434	25,410
Netherlands	15,387	29,586
Other	57,138	60,326

Total Europe	173,202	187,500

Asia-Pacific
Australia	229,765	179,195
Other	25,210	27,515

Total Asia-Pacific	254,975	206,710

Total	$751,164	$724,588

        The Company offers three main products—voice, data/Internet and VOIP in all three segments. Summary net revenue information with respect to the Company's products is as follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Voice	$1,087,487	$854,840	$930,635
Data/Internet	129,864	111,416	112,836
VOIP	70,428	57,800	39,004

Total	$1,287,779	$1,024,056	$1,082,475

18.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2003 and 2002. The decline in the third quarter net income in 2003 is due to temporarily stable foreign currency exchange rates and a corresponding reduction in foreign currency transaction gain.

	For the Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Net revenue	$300,443	$320,240	$328,265	$338,831
Income from operations	$11,923	$12,614	$24,021	$21,076
Income before extraordinary item	$11,201	$20,036	$5,835	$16,796
Net income	$11,201	$20,036	$5,835	$17,683
Basic income per share:	$0.13	$0.21	$0.07	$0.20
Diluted income per share:	$0.13	$0.21	$0.06	$0.18
	For the Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands, except per share amounts)
Net revenue	$244,667	$251,244	$260,533	$267,612
Income (loss) from operations	$948	$3,679	$5,852	$(13,794)
Cumulative effect on a change in accounting principle	$(10,973)	$—	$—	$—
Net income (loss)	$9,781	$(11,574)	$(14,369)	$(18,441)
Basic and diluted income (loss) per share:	$0.15	$(0.18)	$(0.22)	$(0.28)

        Due to the adoption of SFAS No. 142 during the year ended December 31, 2002, the Company retroactively restated the first quarter and third quarter results.

        Quarterly and year-to-date computations of per share amounts are made independently, therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

19.   ASSET IMPAIRMENT

        In 2001, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company identified certain long-lived assets for which there were indications of impairment. The overall deterioration in economic conditions within the telecommunications industry during 2001 led the Company to believe that the market value of certain long-lived assets had decreased significantly. As a result, the Company evaluated the following asset groupings, which included any corresponding goodwill: voice, data/Internet, and data centers. The Company's voice business provides international long distance services terminating in over 240 countries, and domestic long distance services within selected countries in its principal service regions. The Company's data/Internet business provides Internet access and data transfer services over ATM and frame relay networks to customers located in North America, Europe and Australia. The Company's data centers offer Web design, Web hosting, co-location and e-commerce services in its primary operating regions, including the United States, Canada, the United Kingdom, France and Australia.

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

        During the year ended December 31, 2002, the Company recognized $22.3 million, or $0.35 per share, of additional specific write-offs which included $17.4 million of fiber cable in Europe which will no longer be used by the Company, $0.5 million in customer list impairment, and the goodwill of its German Internet subsidiary, iPrimus Telecommunications GmbH of $3.8 million due to the Company's annual impairment test performed on October 1, 2002.

        During the year ended December 31, 2003, the Company recognized a $2.7 million impairment charge, or $0.03 per share, which included $1.0 million of networking equipment in the United Kingdom, $0.8 million of network equipment in the United States, $0.2 million of networking equipment in Germany, and a write-off of assets of $0.5 million related to the fax-over-IP business in India.

        The following table outlines the Company's asset impairment write-down by segment (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
North America
United States	$839	$150	$230,661
Canada	—	—	84,717
Other	—	—	—

Total North America	839	150	315,378

Europe
United Kingdom	971	17,762	103,683
Germany	189	4,198	13,549
Other	—	34	40,427

Total Europe	1,160	21,994	157,659

Asia-Pacific
Australia	131	—	43,437
Other	538	193	9,835

Total Asia-Pacific	669	193	53,272

Total	$2,668	$22,337	$526,309

20.   EQUITY INVESTMENT WRITE-OFF AND LOSS

        On July 1, 2002, InterNeXt, the Company's data/Internet subsidiary in France, filed for insolvency administration. As a result of this filing, the Company no longer maintains the ability to control the operations of InterNeXt. Accordingly, the Company began accounting for the investment in InterNeXt, effective July 1, 2002, using the equity method of accounting in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company believes the equity method was appropriate given its ability to exercise significant influence over the operating and financial policies of InterNeXt. During the three months ended September 30, 2002, the Company did not believe that it would be able to recover the carrying amount of its equity investment in InterNeXt based on the latest insolvency administration proceedings. In accordance with APB No. 18, the Company believed the loss in value of the equity investment to be other than temporary and correspondingly wrote-off the investment of $0.3 million.

        On October 1, 2002, the Company transferred shares of its German mobile accessories business, Cards & Parts, to the minority stockholders of that business, which reduced the Company's ownership interest to 49%. As a result, the Company no longer maintained the ability to control the operations of Cards & Parts. Accordingly, the Company began accounting for the investment in Cards & Parts, effective October 1, 2002, using the equity method of accounting in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company believes the equity method was appropriate given its ability to exercise significant influence over the operating and financial policies of Cards & Parts. On October 4, 2002, Cards & Parts filed for insolvency administration. During the three months ended December 31, 2002, the Company did not believe that it would be able to recover the carrying amount of its equity investment in Cards & Parts based on the latest insolvency administration proceedings. In accordance with APB No. 18, the Company believed the loss in value of the equity investment to be other than temporary and correspondingly wrote-off the investment of $2.8 million.

        As of October 1, 2002, the Company amended its contractual agreements to give up its right to control the Board of Directors and the operations of Bekko, its data/Internet investment in Japan. As a result, the Company deconsolidated Bekko in October 2002 and recorded an equity investment. The Company recorded a loss of $2.7 million after the investment was deemed to be permanently impaired, and $0.1 million in value of its equity investment in Bekko for the years ended December 31, 2003 and 2002, respectively.

21.   GAIN ON EARLY EXTINGUISHMENT OF DEBT

        In October 2003, the Company redeemed the remaining $33.6 million principal amount of the 1997 Senior Notes at par plus accrued interest to the date of redemption. This transaction resulted in a loss of $0.3 million, or $(0.00) per basic and diluted share, for the write-off of deferred financing costs and warrant amortization.

        In September 2003, the Company redeemed $10.0 million principal amount of the 1997 Senior Notes at par plus accrued interest to the date of redemption. This transaction resulted in a $0.1 million, or $(0.00) per basic and diluted share, write-off of deferred financing costs and warrant amortization. In addition, the Company recognized a loss of $1.1 million, or $(0.01) per basic and diluted share, for fees related to the Company's purchase of senior notes.

        In September 2003, the Company fully paid an outstanding vendor debt obligation of $56.0 million prior to maturity. This transaction resulted in a write-off of deferred financing costs of $0.2 million, or $(0.00) per basic and diluted share.

        In April 2003, the Company made open market purchases of $10.2 million principal amount of high yield debt securities for which it paid $6.3 million in cash. In particular, the following high yield debt securities were purchased: $6.5 million principal amount of the January 1999 Senior Notes and $3.6 million principal amount of the 1998 Senior Notes. These transactions resulted in a gain on early extinguishment of debt of $3.6 million, or $0.04 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

        In April 2003, the Company settled an outstanding vendor debt obligation of $14.9 million in Europe for approximately $10.6 million in cash and recognized a gain of $4.3 million, or $0.05 per basic and diluted share.

        In January 2003, the Company made open market purchases of $43.7 million in principal amount of the 1997 Senior Notes, prior to maturity, for $36.2 million in cash. These transactions resulted in a gain on early extinguishment of debt of $6.7 million, or $0.07 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

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

        In July 2001, the Company purchased $141.3 million of principal amount of its senior notes, prior to maturity, for $36.0 million in cash. This resulted in an after-tax extraordinary gain of $98.7 million, net of $2.0 million in income taxes, or $1.85 per basic and diluted share, slightly offset by the write-off of related deferred financing costs.

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

22.   EXTRAORDINARY ITEM

        In connection with the purchase of certain acquisitions, the fair value of the net assets acquired exceeded the purchase price (excess of cost). In accordance with SFAS No. 141, the excess of cost was allocated as a reduction to the acquired assets except for monetary assets, such as cash and deferred tax assets. The remaining excess of cost after this allocation was recognized as an extraordinary gain of approximately $0.9 million.

23.   SUBSEQUENT EVENTS (UNAUDITED)

        In January 2004, Primus Telecommunications Holding, Inc., a direct, wholly owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 ("2004 Senior Notes"). The 2004 Senior Notes are due on January 15, 2014, with semi-annual interest payments due on January 15 and July 15. Net proceeds of $233 million were available to satisfy and discharge all of the Company's outstanding 1998 Senior Notes and January 1999 Senior Notes and are intended to be used to repay or repurchase other long-term obligations or for capital expenditures, working capital and general corporate purposes.

        In February 2004, the Company satisfied and discharged the entire remaining principal balances of $46.6 million of its 1998 Senior Notes and of $109.9 million of its January 1999 Senior Notes. The entire outstanding principal amount of those senior notes was called on February 14, 2004 by the trustee under the indentures for those senior notes. The 1998 Senior Notes were redeemed at 104.938% of par together with $24.41 (per $1,000 principal amount thereof) in accrued interest to the date of redemption, and the January 1999 Senior Notes were redeemed at 105.625% of par together with $9.06 (per $1,000 principal amount thereof) in accrued interest to the date or redemption. These transactions resulted in a loss on early extinguishment of debt of $10.4 million.

        In February 2004, the Company acquired Australian-based AOL/7 Pty Ltd (AOL/7). AOL/7 is a joint venture between America Online Inc. (AOL), a wholly-owned subsidiary of Time Warner Inc., AAPT Limited, a unit of the Telecom New Zealand Group, and Seven Network Limited. This acquisition provides Primus with the customer base, content, content development and online advertising businesses of AOL/7, as well as a license for the AOL brand in Australia, for a total consideration of $18.1 million in cash.

        In February and March 2004, the Company retired $22.9 million of its October 1999 Senior Notes for $25.6 million in cash. This transaction resulted in a loss on early extinguishment of debt of $3.1 million.

        In February 2004, the Company fully paid its obligations under the Manulife agreement in the amount of 13.0 million CAD ($10.0 million at December 31, 2003) which resulted in a loss in 2004 of approximately $0.5 million (0.7 million CAD) due to a write-off of deferred financing costs.

SCHEDULE II
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS

        Activity in the Company's allowance accounts for the years ended December 31, 2003, 2002 and 2001 was as follows (in thousands):

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2001	$34,464	$40,235	$(52,310)	$—	$22,389
2002	$22,389	$28,089	$(27,072)	$—	$23,406
2003	$23,406	$22,117	$(24,598)	$50	$20,975
	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2001	$182,463	$43,174	$—	$—	$225,637
2002	$225,637	$20,313	$—	$—	$245,950
2003	$245,950	$—	$(37,536)	$—	$208,414

S-1