Form 10-Q
period 2004-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2004-05-10
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2004
Common Stock $.01 par value	89,714,898

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2004	2003
NET REVENUE	$348,023	$300,443
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	209,657	190,023
Selling, general and administrative	94,317	77,625
Depreciation and amortization	23,507	20,335
Asset impairment write-down	—	537
Total operating expenses	327,481	288,520
INCOME FROM OPERATIONS	20,542	11,923
INTEREST EXPENSE	(15,079)	(15,377)
GAIN(LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(14,193)	6,653
INTEREST INCOME AND OTHER INCOME	736	282
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(1,132)	10,053
INCOME (LOSS) BEFORE INCOME TAXES	(9,126)	13,534
INCOME TAX EXPENSE	(929)	(2,333)
NET INCOME (LOSS)	(10,055)	11,201
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	—	(322)
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,055)	$10,879
INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.11)	$0.13
Diluted	$(0.11)	$0.13
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,770	82,863
Diluted	88,770	83,925

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,532	$64,066
Accounts receivable (net of allowance for doubtful accounts receivable of $19,365 and $20,975)	197,056	200,817
Prepaid expenses and other current assets	39,309	36,930
Total current assets	311,897	301,813
RESTRICTED CASH	12,525	12,463
PROPERTY AND EQUIPMENT—Net	334,964	341,167
GOODWILL—Net	70,927	59,895
OTHER INTANGIBLE ASSETS—Net	28,239	22,711
OTHER ASSETS	18,395	13,115
TOTAL ASSETS	$776,947	$751,164
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$101,506	$108,615
Accrued interconnection costs	86,294	89,993
Accrued expenses and other current liabilities	73,148	69,456
Accrued income taxes	21,538	22,387
Accrued interest	10,571	12,852
Current portion of long-term obligations	21,594	24,385
Total current liabilities	314,651	327,688
LONG-TERM OBLIGATIONS	565,696	518,066
OTHER LIABILITIES	1,620	1,776
Total liabilities	881,967	847,530
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT:
Preferred stock: Series A and B, $0.01 par value—1,895,050 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—150,000,000 shares authorized; 88,883,477 and 88,472,546 shares issued and outstanding	889	885
Additional paid-in capital	651,874	651,159
Accumulated deficit	(695,132)	(685,077)
Accumulated other comprehensive loss	(62,651)	(63,333)
Total stockholders’ deficit	(105,020)	(96,366)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$776,947	$751,164

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,055)	$11,201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	2,825	6,756
Stock issuance—401(k) Plan and Restricted Stock Plan	—	258
Depreciation, amortization and accretion	23,507	20,353
Asset impairment write-down	—	537
Equity investment loss	13	39
Gain (loss) on early extinguishment of debt	14,193	(6,653)
Minority interest share of income	(132)	(88)
Unrealized foreign currency transaction gain on intercompany and foreign debt	835	(10,617)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	1,466	(16,373)
(Increase) decrease in prepaid expenses and other current assets	(1,461)	1,519
Decrease in restricted cash	—	906
(Increase) decrease in other assets	(1,126)	773
Increase (decrease) in accounts payable	(7,663)	8,160
Increase (decrease) in accrued expenses, accrued income taxes, other current liabilities and other liabilities	(6,554)	5,955
Decrease in accrued interest	(2,269)	(2,623)
Net cash provided by operating activities	13,579	20,103
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,773)	(4,972)
Cash used for business acquisitions, net of cash acquired	(17,579)	(81)
Net cash used in investing activities	(27,352)	(5,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	233,000	4,743
Purchase of the Company’s debt securities	(192,259)	(36,236)
Principal payments on capital leases, vendor financing and other long-term obligations	(16,196)	(9,681)
Proceeds from sale of convertible preferred stock, net	—	8,956
Proceeds from sale of common stock	718	59
Net cash provided by (used in) financing activities	25,263	(32,159)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(24)	46
NET CHANGE IN CASH AND CASH EQUIVALENTS	11,466	(17,063)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,066	92,492
CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,532	$75,429
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$16,810	$17,525
Non-cash investing and financing activities:
Leased fiber capacity additions	$2,122	$—
Business acquisition, financed by long-term obligations	$—	$6,038

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003
NET INCOME (LOSS)	$(10,055)	$11,201
OTHER COMPREHENSIVE INCOME (LOSS)—
Foreign currency translation adjustment	682	(1,113)
COMPREHENSIVE INCOME (LOSS)	$(9,373)	$10,088

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income for the interim periods. The results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated condensed financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”) and 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”), in all of which the Company has a controlling interest. Additionally, the Company has a controlling interest in Direct Internet Limited (“DIL”), pursuant to a convertible loan which can be converted at any time into equity of DIL in an amount as agreed upon between the Company and DIL and permitted under local law. The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc (“Bekko”). All intercompany profits, transactions and balances have been eliminated in consolidation. All other investments in affiliates are carried at cost, as the Company does not have significant influence.

Stock-Based Compensation—At March 31, 2004, the Company had three stock-based employee compensation plans. The Company uses the intrinsic value method to account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on income attributable to common stockholders and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts, and unaudited).

	For the three months ended
	March 31,
	2004	2003
Income (loss) attributable to common stockholders, as reported	$(10,055)	$10,879
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(539)	(666)
Pro forma income (loss) attributable to common stockholders	$(10,594)	$10,213
Basic income (loss) per common share:
As reported	$(0.11)	$0.13
Pro forma	$(0.12)	$0.12
Diluted income (loss) per common share:
As reported	$(0.11)	$0.13
Pro forma	$(0.12)	$0.12
Weighted average common shares outstanding:
Basic	88,770	82,863
Diluted	88,770	83,925

Recent Accounting Pronouncements

In January 2003, FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. With respect to variable interest entities created prior to February 1, 2003, FIN No. 46 was originally scheduled to be effective in the first interim period beginning after June 15, 2003. However, on October 9, 2003, the FASB deferred the effective date of application for entities created before February 1, 2003 until the end of the first period ending after December 15, 2003 in order to allow companies more time to completely analyze those entities. Accordingly, the Company adopted FIN No. 46 with respect to variable interest entities created prior to February 1, 2003 as of December 31, 2003. The adoption of the effective portions of FIN No. 46 did not have a material effect on its consolidated financial position or results of operations.

Reclassification—Certain prior year amounts have been reclassified to conform to current year presentations.

3.                 ACQUISITIONS

In February 2004, the Company’s wholly-owned subsidiary in Australia, Primus Telecommunications Pty Ltd (“Primus Telecom”) acquired the Internet service and interactive media businesses of AOL/7 Pty Ltd (“AOL/7”). AOL/7 was a joint venture between America Online Inc. (AOL), a wholly-owned subsidiary of Time Warner Inc., AAPT Limited, a unit of the Telecom New Zealand Group, and Seven Network Limited.  Primus Telecom acquired 100% of the issued stock of AOL/7 which provides the Company with the customer base, content, content development and online advertising businesses, as well as a license for the AOL brand in Australia, for a total consideration of approximately $18 million USD, paid in cash. There are no contingent payments related to this acquisition.

The Company has accounted for this acquisition using the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired company have been included in the Company’s financial statements since the acquisition date. The initial purchase price, including direct costs, of the Company’s acquisition was allocated to the net assets acquired, including intangible assets, and liabilities assumed, based on their fair values at the acquisition date. As of March 31, 2004, the allocation has not been finalized in accordance with SFAS No. 141 “Business Combinations,” due to the timing of the acquisition. Had this company been acquired on January 1, 2004, the results of its operations would not be material to the consolidated financial statements of the Company, and therefore, pro forma financial information has not been presented.

4.                 GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands and unaudited):

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$176,616	$(149,522)	$27,094	$166,446	$(145,099)	$21,347
Other	2,456	(1,311)	1,145	2,622	(1,258)	1,364
Total	$179,072	$(150,833)	$28,239	$169,068	$(146,357)	$22,711

Amortization expense for customer lists and other intangible assets for the three months ended March 31, 2004 and 2003 was $4.6 million and $5.1 million, respectively.  The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008 to be approximately $16.1 million, $7.9 million, $2.8 million, $1.7 million and $1.1 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands and unaudited):

	March 31, 2004 Carrying Amount	December 31, 2003 Carrying Amount
Goodwill	$70,927	$59,895

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows (in thousands and unaudited):

	North America	Europe	Asia-Pacific	Total
Balance as of January 1, 2004	$50,025	$1,927	$7,943	$59,895
Goodwill acquired during period	—	—	11,583	11,583
Effect of change in foreign currency exchange rates	(302)	(58)	(191)	(551)
Balance as of March 31, 2004	$49,723	$1,869	$19,335	$70,927

As discussed in Note 3, as of March 31, 2004, the purchase price allocation for AOL/7 has not been finalized due to the timing of the acquisition, and further reclassifications between non-amortized goodwill and customer lists may be required.

5.                 LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands and unaudited):

	March 31, 2004	December 31 2003
Obligations under capital leases	$2,841	$4,040
Leased fiber capacity	39,617	40,509
Financing facility and other	10,458	22,626
Senior notes	331,255	272,157
Convertible senior notes	132,000	132,000
Convertible subordinated debentures	71,119	71,119
Subtotal	587,290	542,451
Less: Current portion of long-term obligations	(21,594)	(24,385)
Total long-term obligations	$565,696	$518,066

The indentures governing the senior notes, convertible senior notes and convertible debentures, as well as other credit arrangements, contain certain financial and other covenants that, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company’s subsidiaries.

Senior Notes, Convertible Senior Notes and Convertible Subordinated Debentures

In January 2004, Primus Telecommunications Holding, Inc. (PTHI), a direct, wholly owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”). The Company recorded $7.0 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred costs in other assets. The effective interest rate at March 31, 2004 was 8.4%. The 2004 Senior Notes are due on January 15, 2014, with semi-annual interest payments due on January 15th and July 15th, with the first payment due on July 15, 2004, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company.

In September 2003, the Company completed the sale of $132 million in aggregate principal amount of 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) with semi-annual interest payments due on March 15th and September 15th, with the first payment due on March 15, 2004. The Company recorded $5.2 million in costs associated with the issuance of the 2003 Convertible Senior Notes, which have been recorded as deferred costs in other assets. The effective interest rate at March 31, 2004 was 4.4%. Holders of these notes may convert their notes into the Company’s common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The notes are convertible in the aggregate into 14,157,925 shares of the Company’s common stock.

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures were convertible into approximately 6,025,170 shares of the Company’s common stock based on a conversion price of $49.7913 per share. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of the debentures through $36.4 million of open market purchases and $192.5 million of conversions to its common stock. The principal that was converted to common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See the table below for detail on debt repurchases since December 31, 2002.

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 (“October 1999 Senior Notes”). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. In February and March 2004, the Company retired $24.4 million principal amount of its October 1999 Senior Notes for $27.3 million in cash. See the table below for detail on debt repurchases since December 31, 2002.

In January 1999, the Company completed the sale of $200 million in aggregate principal amount of 11 1/4  senior notes due 2009 (“January 1999 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th. The January 1999 Senior Notes are due January 15, 2009 with early redemption at a premium to par at the Company’s option at any time after January 15, 2004. In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of its 11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture. During the three months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June, November and December 2002 and April 2003, the Company retired all of the January 1999 Senior Notes that it had previously purchased in the principal amount of $135.6 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. In February 2004, the Company satisfied and discharged the entire remaining principal balance of $109.9 million of its January 1999 Senior Notes. The January 1999 Senior Notes were redeemed at 105.625% of par together with accrued interest to the date of redemption. See the table below for detail on debt repurchases since December 31, 2002.

On May 19, 1998, the Company completed the sale of $150 million in aggregate principal amount of 9 7/8% senior notes due 2008 (“1998 Senior Notes”) with semi-annual interest payments due on May 15th and November 15th. The 1998 Senior Notes are due May 15, 2008 with early redemption at a premium to par at the Company’s option any time after May 15, 2003. During the three months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June, October and December 2002 and April 2003, the Company retired all of the 1998 Senior Notes that it had previously purchased in the principal amount of $103.4 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. In February 2004, the Company satisfied and discharged the entire remaining principal balance of $46.6 million of its 1998 Senior Notes. The 1998 Senior Notes were redeemed at 104.938% of par together with  accrued interest to the date of redemption. See the table below for detail on debt repurchases since December 31, 2002.

The following table shows the changes in the balances of the Company’s senior notes, convertible senior notes and convertible subordinated debentures for the three months ended March 31, 2004 and the year ended December 31, 2003 (unaudited):

For the three months ended March 31, 2004

	Balance at December 31, 2003	Debt Issuance	Principal Purchases	Warrant Amortization and Write-off	Balance at March 31, 2004	Cash Paid for Purchase of Principal
2004 8% Senior Notes due 2014	$—	$240,000,000	$—	$—	$240,000,000	$—
2003 3 3/4% Convertible Senior Notes due 2010	132,000,000	—	—	—	132,000,000	—
2000 5 3/4% Convertible Debentures due 2007	71,119,000	—	—	—	71,119,000	—
October 1999 12 3/4% Senior Notes due 2009	115,680,000	—	(24,425,000)	—	91,255,000	27,300,350
January 1999 11 1/4% Senior Notes due 2009	109,897,000	—	(109,897,000)	—	—	116,078,706
1998 9 7/8% Senior Notes due 2008	46,580,000	—	(46,580,000)	—	—	48,880,120
Total	$475,276,000	$240,000,000	$(180,902,000)	$—	$534,374,000	$192,259,176

For the year ended December 31, 2003

	Balance at December 31, 2002	Debt Issuance	Principal Purchases	Warrant Amortization and Write-off	Balance at December 31, 2003	Cash Paid for Purchase of Principal
2003 3 3/4% Convertible Senior Notes due 2010	$—	$132,000,000	$—	$—	$132,000,000	$—
2000 5 3/4% Convertible Debentures due 2007	71,119,000	—	—	—	71,119,000	—
October 1999 12 3/4% Senior Notes due 2009	115,680,000	—	—	—	115,680,000	—
January 1999 11 1/4% Senior Notes due 2009	116,420,000	—	(6,523,000)	—	109,897,000	4,052,414
1998 9 7/8% Senior Notes due 2008	50,220,000	—	(3,640,000)	—	46,580,000	2,261,350
1997 11 3/4% Senior Notes due 2004	86,997,727	—	(87,220,000)	222,273	—	79,805,500
Total	$440,436,727	$132,000,000	$(97,383,000)	$222,273	$475,276,000	$86,119,264

Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

During the three months ended September 30, 2001, the Company accepted delivery of fiber optic capacity on an indefeasible rights of use (“IRU”) basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term, and continues to bear interest at 6.0% above LIBOR (7.09% at March 31, 2004). The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation. At March 31, 2004 and December 31, 2003, the Company had a liability recorded under this agreement in the amount of $19.0 million and $18.6 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $38.5 million (51.1 million Australian dollars (“AUD”)) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. At March 31, 2004 and December 31, 2003, the Company had a liability recorded in the amount of $20.6 million (27.3 million AUD) and $21.9 million (29.2 million AUD), respectively.

Other Long-Term Obligations

The Company’s Australian subsidiary is party to a financing agreement, the (“Textron Agreement”), dated March 28, 2002, with Textron, under which Textron has agreed to finance eligible receivables from such subsidiary through March 31, 2005. Under the Textron Agreement, the subsidiary has agreed to pay program fees based upon the Bloomberg BBSWIB rate plus 5.75% per annum (10.6% at March 31, 2004), plus an annual commitment fee of $150,000. The obligations under the Textron Agreement are secured by the financed receivables. The Company has unconditionally guaranteed the payment by its subsidiary of its obligations under the Textron Agreement. The finance commitment amount for the Textron Agreement is $20.0 million. The Company had no accounts receivable balances pledged with no liability recorded at March 31, 2004, and $11.3 million pledged as collateral with a liability of $0.3 million, as of December 31, 2003, which is included in current portion of long-term obligations as the financing is payable on demand. The Company’s Canadian subsidiary had an arrangement with Textron similar to the Textron Agreement, which was voluntarily terminated effective March 27, 2004. The Textron Agreement may be voluntarily terminated by the Australian subsidiary with 90 days prior written notice. If the Textron Agreement is voluntarily terminated prior to its termination date, a termination fee equal to 2% of the total commitment is payable.

In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of Cable & Wireless (“C&W”). The Company started acquiring the customer base during the three months ended December 31, 2002, which resulted in a customer list balance acquired of $15.4 million, of which a liability of $6.1 million and $7.6 million remained payable at March 31, 2004 and December 31, 2003, respectively. The purchase price has been financed through a deferred payment arrangement over a two-year period, ending in December 2004, and bears no interest.

During the three months ended March 31, 2003, Primus Canada signed an agreement with The Manufacturers Life Insurance Company (“Manulife”) to fund $15.3 million (20.0 million CAD) for acquisitions. Since the inception of the agreement, $9.9 million (13.0 million CAD) had been utilized under this facility. As of March 31, 2004, there was no liability outstanding. The funding was payable in full in March 2005 and bore an interest rate of 15.0% per annum, but as of March 31, 2004, the agreement has been cancelled. See Note 10 - Subsequent Events.

6.   OPERATING SEGMENT AND RELATED INFORMATION

The Company has three reportable operating segments based on management’s organization of the enterprise into geographic areas—North America, Europe and Asia-Pacific. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by reportable segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Operations and assets of the North America segment include shared corporate functions and assets.

Summary information with respect to the Company’s segments is as follows (in thousands and unaudited):

	Three months ended March 31,
	2004	2003
Net Revenue
North America
United States	$72,092	$72,601
Canada	61,730	44,219
Other	1,025	877
Total North America	134,847	117,697
Europe
United Kingdom	50,485	35,438
Germany	12,904	13,037
Netherlands	21,618	38,160
Other	21,041	18,894
Total Europe	106,048	105,529
Asia-Pacific
Australia	101,062	72,503
Other	6,066	4,714
Total Asia-Pacific	107,128	77,217
Total	$348,023	$300,443
Income From Operations
North America	$2,266	$2,646
Europe	5,164	1,818
Asia-Pacific	13,112	7,459
Total	$20,542	$11,923

	March 31,	December 31,
	2004	2003
Assets
North America
United States	$193,955	$190,527
Canada	121,597	124,789
Other	7,617	7,671
Total North America	323,169	322,987
Europe
United Kingdom	75,344	80,243
Germany	20,506	20,434
Netherlands	13,528	15,387
Other	56,270	57,138
Total Europe	165,648	173,202
Asia-Pacific
Australia	261,866	229,765
Other	26,264	25,210
Total Asia-Pacific	288,130	254,975
Total	$776,947	$751,164

The Company offers three main products—Voice, data/Internet, and voice-over-Internet protocol (VOIP) in all three segments. Summary net revenue information with respect to the Company’s products is as follows (in thousands and unaudited):

	Three months ended March 31,
	2004	2003
Voice	$288,428	$255,689
Data/Internet	40,522	28,236
VOIP	19,073	16,518
Total	$348,023	$300,443

7.   COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and equipment financing obligations (“vendor financing”), purchase obligations and non-cancelable operating leases as of March 31, 2004 are as follows (in thousands):

	Vendor	Purchase	Operating
Year Ending December 31,	Financing	Obligations	Leases
2004 (as of March 31, 2004)	$12,740	$20,500	$13,905
2005	16,448	20,500	10,086
2006	14,933	—	7,123
2007	5,373	—	5,671
2008	1,417	—	3,468
Thereafter	83	—	2,286
Total Minimum Principal & Interest Payments	50,994	41,000	42,539
Less: Amount Representing Interest	(8,535)	—	—
	$42,459	$41,000	$42,539

The Company has contractual obligations to utilize network facilities from two long distance carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within one year. The Company has minimum annual purchase obligations of $20.5 million in 2004 and 2005.

Rent expense under operating leases was $4.9 million and $4.0 million for the three months ended March 31, 2004 and 2003, respectively.

In March 1999, the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the “LTN Companies”).  In April 2001, the LTN Companies received a federal notice and, in May 2002, a provincial notice of income tax assessment disputing certain deductions from taxable income made by the LTN Companies, prior to the Company’s acquisition, in the aggregate amount of $6.1 million (8.0 million CAD), plus penalties and interest of $11.6 million (15.2 million CAD). The Company is disputing the entire assessment. As of March 31, 2004, the Company paid $1.6 million (2.1 million CAD) and committed to pay $0.1 million (100,000 CAD) per month for the next four months subject to potential refund if the Company prevails. The Company has recorded an accrual for the amounts that management estimates to be the probable loss. The Company’s ultimate legal and financial liability with respect to these proceedings cannot be estimated with certainty at this time, while an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on its consolidated financial position, results of operations and cash flows.

On December 9, 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to Plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is currently the Company’s subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000, and discovery has commenced. A trial date has not yet been set. The Company has recorded an accrual for the amounts that management estimates to be the probable loss. The Company’s legal and financial liability with respect to such legal proceeding would not be covered by insurance, and the Company’s ultimate liability, if any, cannot be estimated with certainty at this time. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company’s financial results. The Company intends to defend the case vigorously. Management believes that this suit will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

The Company and certain of its executive officers have been named as defendants in two separate securities lawsuits brought by stockholders (“Plaintiffs”) of Tutornet.com, Inc. (“Tutornet”) in the United States District Courts in Virginia and New Jersey. The Plaintiffs sued Tutornet and several of its officers (collectively, the “Non-Primus Defendants”) for an undisclosed amount alleging fraud in the sale of Tutornet securities. The Plaintiffs also named the Company and several of the Company’s executive officers (the “Primus Defendants”) as co-defendants. No officer of Primus has ever served as an officer or director of Tutornet or acquired any securities of Tutornet. Neither the Company nor any of the Company’s subsidiaries or affiliates own, or have ever owned, any securities of Tutornet. In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs against the Non-Primus Defendants only. The Non-Primus Defendants filed post-trial motions seeking to reverse or reduce the jury’s award, and the Plaintiffs sought a new trial involving the Primus Defendants. On April 2, 2003, the judge denied the Plaintiffs’ motion for a new trial and/or to alter and amend the judgment, as well as their motion for directed verdicts involving the Primus Defendants. In May 2003, the

Plaintiffs filed an appeal in the 4th Circuit of the United States Court of Appeals regarding the Primus Defendants’ dismissal. Plaintiffs and the Primus Defendants have briefed the 4th Circuit of the United States Court of Appeals and oral arguments have been made and the Company is awaiting the Court’s decision.  The New Jersey case was filed on September 24, 2002 and includes claims against the Primus Defendants. The Primus Defendants moved to dismiss, and the case was stayed pending further decision by the court in the Virginia case on Plaintiffs’ motion for a new trial. After the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case agreed to a dismissal without prejudice of the claims against the Primus Defendants, pending a decision in the appeal by the Plaintiffs in the Virginia case. In both cases, the Company intends to  defend vigorously against these actions and believe that the Plaintiffs’ claims against the Primus Defendants are without merit. However, the Company’s ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time, and Primus does not have insurance coverage for these claims. Accordingly, an adverse result for the full amount sought or some percentage thereof could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

On December 17, 2003, Primus Telecommunication Incorporated (“PTI”), the Company’s principal United States operating subsidiary, was served with notice that the Enforcement Bureau of the Federal Communications Commission (FCC) is conducting an inquiry concerning 96 alleged telephone calls made on behalf of PTI to residential telephone lines that were either (1) included on the Do-Not-Call Registry or (2) to consumers who directly requested not to receive telemarketing calls from PTI. PTI does not conduct outbound telemarketing to residential customers, but does use third-party telemarketers. PTI reviewed the circumstances surrounding the subject matter of the inquiry and responded to the original inquiry on January 23, 2004. On February 20, 2004, the FCC sent PTI a letter seeking additional information from PTI. PTI provided the FCC with a response to the request for additional information on March 11, 2004. Because the Do-Not-Call regulations are relatively new and little formal interpretive guidance exists regarding whether the matters identified in the inquiry represent a violation by PTI of these regulations, it is not clear what consequences the inquiry will have on PTI. PTI is in the process of investigating whether it has responsibility related to these allegations, or, notwithstanding the actions or inactions of third-party telemarketers that may have given rise to the inquiry, PTI has satisfied the standards set out by the FCC as part of its routine business practices. Penalties for violations of the rules associated with the Do-Not-Call Registry and the consumer requests not to receive telemarketing calls can reach up to $11,000 per call. The Company has recorded an accrual for the amounts that management estimates to be the probable loss. Management believes that this inquiry will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any aggregate liability that may ultimately result from the resolution of these other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

8.   BASIC AND DILUTED INCOME PER COMMON SHARE

Basic income per common share is calculated by dividing income attributable to common stockholders by the weighted average common shares outstanding during the period. Included in the basic weighted average common shares outstanding for the three months ended March 31, 2003 are the effects of the Series C convertible preferred stock (the “Series C Preferred”) outstanding as those shares participated in the distribution of earnings in a manner consistent with common shares. The Series C Preferred were issued in December 2002 and March 2003, and converted into common shares in November 2003.

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon the conversion of its September 2003 Convertible Senior Notes and 2000 Convertible Subordinated Debentures and the warrants to purchase shares associated with the 1997 Senior Notes computed using the “if-converted” method.

For the three months ended March 31, 2004, the following could potentially dilute income per common share in the future but were excluded from the calculation of income per common share due to their antidilutive effects:

•       6.9 million shares, issuable under the Company’s stock option compensation plans,

•       14.2 million shares issuable from the September 2003 Convertible Senior Notes,

•       1.4 million issuable from the 2000 Convertible Subordinated Debentures, and

•       0.3 million from the warrants associated with the 1997 Senior Notes.

For the three months ended March 31, 2003, the following could potentially dilute income per common share in the future but were excluded from the calculation of income per common share due to their antidilutive effects:

•       1.7 million shares, issuable under the Company’s stock option compensation plans,

•       1.4 million issuable from the 2000 Convertible Subordinated Debentures, and

•       0.4 million from the warrants associated with the 1997 Senior Notes.

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts, and unaudited):

	Three months ended March 31,
	2004	2003
Net income (loss)	$(10,055)	$11,201
Accreted and deemed dividend on convertible preferred stock	—	(322)
Income attributable to common stockholders—basic and diluted	$(10,055)	$10,879
Weighted average common shares outstanding—basic	88,770	82,863
In-the-money options exercisable under stock option compensation plans	—	1,062
Weighted average common shares outstanding—diluted	88,770	83,925
Income per common share:
Basic	$(0.11)	$0.13
Diluted	$(0.11)	$0.13

9.   GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

PTHI’s 2004 Senior Notes are fully and unconditionally guaranteed by Primus Telecommunications Group, Incorporated (“PTGI”) on a senior and secured basis as of March 31, 2004. Accordingly, the following condensed consolidated financial information as of, and for the three-month periods ended, March 31, 2004 and March 31, 2003 are included for (a) PTGI on a stand-alone basis; (b) PTHI and its subsidiaries; and (c) the Company on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended March 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$348,023	$—	$348,023
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	209,657	—	209,657
Selling, general and administrative	1,422	92,895	—	94,317
Depreciation and amortization	—	23,507	—	23,507
Asset impairment write-down	—	—	—	—
Total operating expenses	1,422	326,059	—	327,481
INCOME (LOSS) FROM OPERATIONS	(1,422)	21,964	—	20,542
INTEREST EXPENSE	(8,278)	(6,801)	—	(15,079)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(13,698)	(495)	—	(14,193)
INTEREST INCOME AND OTHER INCOME	147	589	—	736
FOREIGN CURRENCY TRANSACTION LOSS	(391)	(741)	—	(1,132)
INTERCOMPANY INTEREST	1,792	(1,792)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	12,109	—	(12,109)	—
LOSS BEFORE INCOME TAXES	(9,741)	12,724	(12,109)	(9,126)
INCOME TAX EXPENSE	(314)	(615)	—	(929)
NET LOSS	$(10,055)	$12,109	$(12,109)	$(10,055)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended March 31, 2003
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$300,443	$—	$300,443
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	190,023	—	190,023
Selling, general and administrative	712	76,913	—	77,625
Depreciation and amortization	—	20,335	—	20,335
Asset impairment write-down	—	537	—	537
Total operating expenses	712	287,808	—	288,520
INCOME (LOSS) FROM OPERATIONS	(712)	12,635	—	11,923
INTEREST EXPENSE	(11,782)	(3,595)	—	(15,377)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	6,653	—	—	6,653
INTEREST INCOME AND OTHER INCOME	22	260	—	282
FOREIGN CURRENCY TRANSACTION GAIN	1,713	8,340	—	10,053
INTERCOMPANY INTEREST	1,348	(1,348)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	14,051	—	(14,051)	—
INCOME BEFORE INCOME TAXES	11,293	16,292	(14,051)	13,534
INCOME TAX EXPENSE	(92)	(2,241)	—	(2,333)
NET INCOME	11,201	14,051	(14,051)	11,201
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(322)	—	—	(322)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,879	$14,051	$(14,051)	$10,879

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(in thousands)
(unaudited)

	March 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,357	$73,175	$—	$75,532
Accounts receivable	—	197,056	—	197,056
Prepaid expenses and other current assets	1,372	37,937	—	39,309
Total current assets	3,729	308,168	—	311,897
INTERCOMPANY RECEIVABLES	710,211	—	(710,211)	—
INVESTMENTS IN SUBSIDIARIES	(459,038)	—	459,038	—
RESTRICTED CASH	—	12,525	—	12,525
PROPERTY AND EQUIPMENT—Net	—	334,964	—	334,964
GOODWILL—Net	—	70,927	—	70,927
OTHER INTANGIBLE ASSETS—Net	—	28,239	—	28,239
OTHER ASSETS	7,314	11,081	—	18,395
TOTAL ASSETS	$262,216	$765,904	$(251,173)	$776,947
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,617	$99,889	$—	$101,506
Accrued interconnection costs	—	86,294	—	86,294
Accrued expenses and other current liabilities	815	72,333	—	73,148
Accrued income taxes	1,585	19,953	—	21,538
Accrued interest	6,205	4,366	—	10,571
Current portion of long-term obligations	—	21,594	—	21,594
Total current liabilities	10,222	304,429	—	314,651
INTERCOMPANY PAYABLES	—	710,211	(710,211)	—
LONG-TERM OBLIGATIONS	294,374	271,322	—	565,696
OTHER LIABILITIES	—	1,620	—	1,620
Total liabilities	304,596	1,287,582	(710,211)	881,967
COMMITMENTS AND CONTINGENCIES	—	—	—	—
STOCKHOLDERS’ DEFICIT:
Common stock	889	—	—	889
Additional paid-in capital	651,874	305,852	(305,852)	651,874
Accumulated deficit	(695,132)	(764,890)	764,890	(695,132)
Accumulated other comprehensive loss	—	(62,651)	—	(62,651)
Total stockholders’ deficit	(42,369)	(521,689)	459,038	(105,020)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$262,227	$765,893	$(251,173)	$776,947

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(in thousands)
(unaudited)

	December 31, 2003
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,786	$62,280	$—	$64,066
Accounts receivable	—	200,817	—	200,817
Prepaid expenses and other current assets	1,411	35,519	—	36,930
Total current assets	3,197	298,616	—	301,813
INTERCOMPANY RECEIVABLES	916,214	—	(916,214)	—
INVESTMENTS IN SUBSIDIARIES	(471,147)	—	471,147	—
RESTRICTED CASH	—	12,463	—	12,463
PROPERTY AND EQUIPMENT—Net	—	341,167	—	341,167
GOODWILL—Net	—	59,895	—	59,895
OTHER INTANGIBLE ASSETS—Net	—	22,711	—	22,711
OTHER ASSETS	10,033	3,082	—	13,115
TOTAL ASSETS	$458,297	$737,934	$(445,067)	$751,164
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,247	$107,368	—	$108,615
Accrued interconnection costs	—	89,993	—	89,993
Accrued expenses and other current liabilities	463	68,993	—	69,456
Accrued income taxes	1,966	20,421	—	22,387
Accrued interest	12,363	489	—	12,852
Current portion of long-term obligations	—	24,385	—	24,385
Total current liabilities	16,039	311,649	—	327,688
INTERCOMPANY PAYABLES	—	916,214	(916,214)	—
LONG-TERM OBLIGATIONS	475,291	42,775	—	518,066
OTHER LIABILITIES	—	1,776	—	1,776
Total liabilities	491,330	1,272,414	(916,214)	847,530
COMMITMENTS AND CONTINGENCIES	—	—	—	—
STOCKHOLDERS’ DEFICIT:
Common stock	885	—	—	885
Additional paid-in capital	651,159	305,852	(305,852)	651,159
Accumulated deficit	(685,077)	(776,999)	776,999	(685,077)
Accumulated other comprehensive loss	—	(63,333)	—	(63,333)
Total stockholders’ deficit	(33,033)	(534,480)	471,147	(96,366)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$458,297	$737,934	$(445,067)	$751,164

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,055)	$12,109	$(12,109)	$(10,055)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	2,825	—	2,825
Depreciation and amortization	—	23,507	—	23,507
Equity in net income of subsidiary	(12,109)	—	12,109	—
Equity investment loss	—	13	—	13
Loss on early extinguishment of debt	13,698	495	—	14,193
Minority interest share of income	—	(132)	—	(132)
Unrealized foreign currency transaction loss on intercompany and foreign debt	258	577	—	835
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	1,466	—	1,466
(Increase) decrease in prepaid expenses and other current assets	39	(1,500)	—	(1,461)
(Increase) decrease in other assets	379	(1,505)	—	(1,126)
(Increase) decrease in intercompany balance	205,720	(205,720)	—	—
Increase (decrease) in accounts payable	369	(8,032)	—	(7,663)
Decrease in accrued expenses, other current liabilities, accrued income taxes and other liabilities	(29)	(6,525)	—	(6,554)
Increase (decrease) in accrued interest	(6,158)	3,889	—	(2,269)
Net cash provided by (used in) operating activities	192,112	(178,533)	—	13,579
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(9,773)	—	(9,773)
Cash used for business acquisitions, net of cash acquired	—	(17,579)	—	(17,579)
Net cash used in investing activities	—	(27,352)	—	(27,352)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	233,000	—	233,000
Purchase of the Company’s debt securities	(192,259)	—	—	(192,259)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(16,196)	—	(16,196)
Proceeds from sale of common stock	718	—	—	718
Net cash used in financing activities	(191,541)	216,804	—	25,263
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(24)	—	(24)
NET CHANGE IN CASH AND CASH EQUIVALENTS	571	10,895	—	11,466
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,786	62,280	—	64,066
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,357	$73,175	$—	$75,532

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31, 2003
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,201	$14,051	$(14,051)	$11,201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	6,756	—	6,756
Stock issuance—401(k) Plan and Restricted Stock Plan	—	258	—	258
Depreciation, amortization and accretion	—	20,353	—	20,353
Asset impairment write-down	—	537	—	537
Equity in net income of subsidiary	(14,051)	—	14,051	—
Equity investment loss	—	39	—	39
Gain on early extinguishment of debt	(6,653)	—	—	(6,653)
Minority interest share of income	—	(88)	—	(88)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(1,749)	(8,868)	—	(10,617)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	(16,373)	—	(16,373)
(Increase) decrease in prepaid expenses and other current assets	(685)	2,204	—	1,519
Decrease in restricted cash	—	906	—	906
Decrease in other assets	427	346	—	773
(Increase) decrease in intercompany balance	141,270	(141,270)	—	—
Increase in accounts payable	136	8,024	—	8,160
Increase in accrued expenses, other current liabilities, accrued income taxes and other liabilities	17	5,938	—	5,955
Increase (decrease) in accrued interest	(2,786)	163	—	(2,623)
Net cash provided by (used in) operating activities	127,127	(107,024)	—	20,103
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,972)	—	(4,972)
Cash used for business acquisitions, net of cash acquired	—	(81)	—	(81)
Net cash used in investing activities	—	(5,053)	—	(5,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	4,743	—	4,743
Purchase of the Company’s debt securities	(36,236)	—	—	(36,236)
Principal payments on capital leases, vendor financing and other long-term obligations	(90,546)	80,865	—	(9,681)
Proceeds from sale of convertible preferred stock, net	8,956	—	—	8,956
Proceeds from sale of common stock	59	—	—	59
Net cash used in financing activities	(117,767)	85,608	—	(32,159)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	46	—	46
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,360	(26,423)	—	(17,063)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	590	91,902	—	92,492
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,950	$65,479	$—	$75,429

10.   SUBSEQUENT EVENTS

In April 2004, the Company’s wholly owned subsidiary in Canada, Primus Telecommunications Canada, Inc. (“Primus Canada”), entered into a loan agreement with Manulife. The agreement provides for a $32.1 million (42 million CAD) two-year non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes and is secured by the assets of Primus Canada’s operations.

In April 2004, Primus Canada acquired Magma Communications Ltd. (“Magma”), a provider of Internet solutions to corporate, government and residential customers in Toronto, Ottawa and Montreal. Primus Canada acquired 100% of the issued stock of Magma for a total consideration of $12.2 million (16 million CAD), half of which was paid  from available cash and the balance in 734,018 shares of the Company’s common stock.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global, facilities-based telecommunications services provider offering an integrated portfolio of international and domestic voice, Internet, voice-over-Internet protocol (VOIP), data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom and Europe. Our focus is to service the demand for high quality, competitively priced international communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of Internet, VOIP, wireless and data traffic.

Generally, we price our services competitively with the major carriers operating in our principal service regions. We expect to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, Internet and data), including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, particularly ethnic customers, and other telecommunications carriers and resellers, as well as from acquisitions.

Having completed our global network infrastructure deployment, our primary operational focus is on building scale in our core markets by adding customers and traffic. The combination of network ownership and increasing scale provides us with the ability to reduce our cost structure, improve service quality and reliability, and introduce new products and services.

Prices in the long distance industry have declined in recent years, and as competition continues to increase in each of the service segments and each of the product lines, we believe that prices are likely to continue to decrease. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition that could adversely affect our net revenue per minute. However, we believe that any such decreases in our prices will be offset by corresponding increased communications usage of our network and decreased costs. In addition to the global economy’s expanding need for communications services, we believe that we can achieve growth in local, broadband VOIP and wireless dial-around through the taking of market share from our competitors or the possible acquisition of customer bases or competing companies.

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

In most countries, we generally realize a higher margin on our international long distance as compared to our domestic long distance services and a higher margin on our services to both business and residential customers compared to those realized on our services to other telecommunications carriers. At the current time, we generally realize a higher margin on long distance services as compared to those realized on local switched and cellular services. We also generally realize a higher margin on our Internet access, data services, and retail broadband VOIP services as compared to voice services. Carrier services over a fixed line network, which generate a lower margin than retail business and residential services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows us to obtain greater volume discounts from our suppliers than we otherwise would realize. Also, carrier services over IP have higher margins than carrier services over a fixed line network. Overall carrier revenue accounted for 19% and 20% of total revenue for the three month periods ended March 31, 2004 and 2003, respectively. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services, carrier services versus business and residential long distance services, Internet, VOIP and data services versus voice services and the proportion of traffic carried on our network versus resale of other carriers’ services.

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

We believe the local services market is a major opportunity for revenue growth for us, as the regulatory environment promotes more competition. We recently began offering local line service in Canada, through wireline and VOIP products bundled with our other product offerings of long distance and Internet access, in competition with the incumbent local exchange carriers (ILECs). We are currently a local service provider in Australia offering resale and digital subscriber line (DSL) services, and recently introduced a VOIP service over DSL. The ability to bundle local service for our existing customer base and attract new customers to our existing services presents future growth opportunities for us.

Our wireless initiative will target as potential new customers all wireless users in our existing major markets—Europe, United States, Canada, and Australia along with new areas in Asia—who wish to make international calls using their mobile phones. Currently, many wireless users are blocked by their service provider from making international calls, and those that can make international calls are charged excessively high rates. Through a combination of service initiatives, including “dial-around” services, prepaid services, special PIN (personal identification number) services, and PRIMUS-branded “intelligent” handsets, we will target the users of wireless carriers and offer substantially reduced international rates. Even with reduced rates, we believe our services would generate substantial margins. From the wireless customer’s perspective, there is no need to change their underlying wireless service provider—what we offer is a value-added service that will provide a customer substantial cost savings on international calls. The current high rates for international calls from wireless phones have artificially suppressed this potentially large market; we intend to make international calling easy and affordable for wireless users.

The target customers for our broadband VOIP products will be anyone who has a broadband connection anywhere in the world. We have been in the carrier VOIP market now for several years and carried over one billion minutes of international voice traffic in 2003 over the public Internet. We have launched our global VOIP reseller product and introduced retail VOIP products in Canada and Australia. We are preparing to launch retail VOIP services in the United States and around the globe. These services are expected to have higher profit potential than fixed line carrier services. We will leverage our already deployed next generation VOIP network connecting approximately 150 countries and supported by state-of-the-art technology.

We anticipate that these three additional product lines—local, wireless and broadband—have the potential to become as large as our existing wireline products and drive future growth in our revenues.

Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising and administrative costs. All selling, general and administrative expenses are expensed when incurred, with the exception of direct-response advertising, which is expensed in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” To further the above initiatives, we expect our sales and marketing expenses to increase as a percentage of net revenue until our net revenue growth is realized.

Our debt reduction and refinancing efforts have resulted in a trend of decreasing interest expense since such efforts began in December 2000. We will continue to reduce debt through regularly scheduled principal payments as well as other available means. We will also continue to seek opportunities to secure more favorable financing terms that will enhance liquidity by either extending the principal payment schedule or reducing interest rates.

Foreign currency. Currently in excess of 75% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Australian dollar (AUD), USD/Canadian dollar (CAD), USD/Great Britain pound (GBP), and USD/Euro dollar (EUR). Due to the large percentage of our revenue derived outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies, could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months ended March 31, 2004, the USD weakened compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our revenue for the three-month periods ended March 31, 2004 and 2003 (in thousands, except percentages):

Revenue by Location—in USD

	For the three months ended
	March 31, 2004	March 31, 2003
	Net Revenue	Net Revenue	Variance	Variance %
Canada	61,730	44,219	17,511	40%
Australia	101,062	72,503	28,559	39%
United Kingdom(1)	50,485	35,438	15,047	42%
Europe(2)	51,106	65,247	(14,141)	–22%

Revenue by Location—in Local Currencies

	For the three months ended
	March 31, 2004	March 31, 2003
	Net Revenue	Net Revenue	Variance	Variance %
Canada (in CAD)	81,352	66,752	14,600	22%
Australia (in AUD)	132,144	122,312	9,832	8%
United Kingdom (in GBP)(1)	27,497	22,151	5,346	24%
Europe (in EUR)(2)	40,919	60,803	(19,884)	–33%

(1)          Primary reason for increased revenue in United Kingdom and offsetting decrease in Europe is due to transition of a business unit from the Netherlands to the United Kingdom.

(2)          Includes operations with a functional currency of EUR

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2003 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue and valuation of long-lived assets. No significant changes in our critical accounting policies have occurred since December 31, 2003.

Results of Operations

The following information for the three months ended March 31, 2004 and 2003 (in thousands and unaudited) is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with our most recently filed Form 10-K.

	Three months ended March 31, 2004
	Net	Minutes of Use
	Revenue	International	Domestic	Total
North America	$134,847	623,441	848,450	1,471,891
Europe	106,048	593,474	202,192	795,666
Asia-Pacific	107,128	43,084	217,829	260,913
Total	$348,023	1,259,999	1,268,471	2,528,470

	Three months ended March 31, 2003
	Net	Minutes of Use
	Revenue	International	Domestic	Total
North America	$117,697	428,766	850,279	1,279,045
Europe	105,529	694,941	250,533	945,474
Asia-Pacific	77,217	48,115	190,437	238,552
Total	$300,443	1,171,822	1,291,249	2,463,071

Results of operations for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003

Net revenue increased $47.6 million or 16% to $348.0 million for the three months ended March 31, 2004 from $300.4 million for the three months ended March 31, 2003. Our data/Internet and VoIP revenue contributed $40.5 million and $19.1 million, respectively, for the three months ended March 31, 2004, as compared to $28.2 million and $16.5 million, respectively, for the three months ended March 31, 2003.

North America:  North American net revenue increased $17.1 million or 15% to $134.8 million for the three months ended March 31, 2004 from $117.7 million for the three months ended March 31, 2003. The increase is primarily attributed to an increase of $17.2 million in the usage of prepaid calling cards in Canada (as a result of the acquisition of Telesonic Communications Inc. (TCI)) and the United States. Of the total increase in Canada, $7.9 million is associated with the positive impact of the strengthening CAD against the USD.

Revenue by Country	For the three months ended March 31, 2004		For the three months ended March 31, 2003		Quarter over Quarter
	Net Revenue	% of North America	Net Revenue	% of North America	Variance	Variance %
United States	$72,092	53%	$72,601	62%	$(509)	(1)%
Canada	61,730	46%	44,219	37%	17,511	40%
Other	1,025	1%	877	1%	148	17%
North America Total	$134,847	100%	$117,697	100%	$17,150	15%

Europe:  European net revenue was relatively stable with an increase of $0.5 million or 0% to $106.0 million for the three months ended March 31, 2004 from $105.5 million for the three months ended March 31, 2003. There was an increase of $4.5 million in prepaid Virtual Mobile Network Services (VMNS)and calling cards, along with an increase of $1.2 million in wireless handsets and services, offset by decreases in the carrier business of $5.3 million.  A shift of revenues occurred as part of the prepaid VMNS and calling card business was moved out of the Netherlands operation to the United Kingdom’s operation. There was a positive impact due to the strengthening foreign currency exchange rates against the USD.  Of the total change in revenue for Europe, $6.5 million is associated with the positive impact of the strengthening GBP against the USD.

Revenue by Country	For the three months ended March 31, 2004		For the three months ended March 31, 2003		Quarter over Quarter
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance%
United Kingdom	$50,485	48%	$35,438	34%	$15,047	42%
Netherlands	21,618	20%	38,160	36%	(16,542)	–43%
Germany	12,904	12%	13,037	12%	(133)	–1%
France	5,163	5%	4,883	5%	281	6%
Other	15,878	15%	14,011	13%	1,866	13%
Europe Total	$106,048	100%	$105,529	100%	$519	0%

Asia-Pacific:  Asia-Pacific net revenue increased $29.9 million or 39% to $107.1 million for the three months ended March 31, 2004 from $77.2 million for the three months ended March 31, 2003. The increase is attributable to an increase of $28.6 million from our Australian operation, which was comprised of an increase in residential of $12.7 million, business of $6.2 million, Internet business of $5.3 million with the acquisition of AOL/7  contributing $2.0 million. Of the total increase, $22.8 million is associated with the positive impact of the strengthening AUD against the USD.

Revenue by Country	For the three months ended March 31, 2004		For the three months ended March 31, 2003		Quarter over Quarter
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance%
Australia	$101,062	94%	$72,503	94%	$28,559	39%
Japan	3,148	3%	3,001	4%	147	5%
Other	2,918	3%	1,713	2%	1,205	70%
Asia-Pacific Total	$107,128	100%	$77,217	100%	$29,911	39%

Cost of revenue increased $19.7 million to $209.7 million, or 60.2% of net revenue, for the three months ended March 31, 2004 from $190.0 million, or 63.2% of net revenue, for the three months ended March 31, 2003. With the majority of cost of revenue being variable, based on minutes of use, the increase in cost of revenue is primarily attributable to the increase in traffic which is also reflected in the increase in net revenue. North American cost of revenue increased $9.0 million primarily due to an increase of $10.1 million associated with prepaid calling cards in Canada and the United States. European cost of revenue decreased by $6.0 million, which is mainly attributable to a $5.4 million decrease in costs in the United Kingdom. This decrease is a result of a shift in revenue mix from lower margin carrier business to higher margin retail business, primarily prepaid VMNS and calling cards. An increase of $16.6 million in cost of revenue in Asia-Pacific is attributable to a $15.9 million increase in Australia, mostly in the residential and business voice traffic and the favorable impact of the strengthening AUD against the USD. Of the total increase in cost of revenue for Australia, the strengthening of the AUD against the USD increased costs in USD by $13.4 million.

Selling, general and administrative expenses increased $16.7 million to $94.3 million, or 27.1 % of net revenue, for the three months ended March 31, 2004 from $77.6 million, or 25.8% of net revenue, for the three months ended March 31, 2003. The increase in selling, general and administrative expenses is  attributable to a $6.7 million increase in sales and marketing expenses primarily as a result of  increased commissions expense for prepaid VMNS and calling card sales. The increase is further attributed to a $6.1 million increase in salaries and benefits which reflects additional spending for VOIP, local and wireless initiatives; $1.6 million in professional fees which includes efforts related to Sarbanes-Oxley compliance and strategic tax planning; and a $1.2 million increase in general and administrative expenses. Of the total increase in selling, general and administrative expenses, the strengthening of foreign currencies against the USD increased expenses by $11.7 million.

Depreciation and amortization expense increased $3.2 million to $23.5 million for the three months ended March 31, 2004 from $20.3 million for the three months ended March 31, 2003. The increase consists of an increase in depreciation expense of $3.7 million offset by a decrease in amortization expense of $0.5 million as several customer lists became fully amortized in 2003.

Gain (loss) on early extinguishment of debt was a loss of $14.2 million for the three months ended March 31, 2004, from a gain of $6.7 million for the three months ended March 31, 2003. The loss of $14.2 million consisted of $11.4 million in premium payments related to our purchase of $180.9 million in principal amount of senior notes and a $2.8 million write-off of deferred financing costs. The gain in the three months ended March 31, 2003 resulted from the purchase of $43.7 million in principal amount of senior notes, prior to maturity, for $36.2 million in cash, slightly offset by the write-off of deferred financing costs.

Interest expense decreased $0.3 million to $15.1 million for the three months ended March 31, 2004 from $15.4 million for the three months ended March 31, 2003. The decrease is a result of $6.4 million in interest saved from the reduction of senior debt and other financing arrangements in the past twelve months, offset by $5.2 million in interest expense from our debt offerings in September 2003 and January 2004, and a $0.9 million early termination penalty for reduction of debt.

Foreign currency transaction gain (loss) decreased $11.2 million to a loss of $1.1 million for the three months ended March 31, 2004 from a gain of $10.1 million for the three months ended March 31, 2003. The decrease is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense decreased to $0.9 million for the three months ended March 31, 2004 from $2.3 million for the three months ended March 31, 2003. The expense for the three months ended March 31, 2004 consists of $0.9 million of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Canadian and Australian subsidiaries. For the three months ended March 31, 2003, $1.9 million of the expense reflected income tax recognized by our Canadian subsidiary and $0.4 million of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Canadian and Australian subsidiaries.

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

Net cash provided by operating activities was $13.6 million for the three months ended March 31, 2004 as compared to net cash provided by operating activities of $20.1 million for the three months ended March 31, 2003. The overall decrease in operating cash generated was comprised of an increase of $19.6 million in cost of sales, an increase in sales, general and administrative expenses of $16.7 million, and additional funds used to pay down our current liabilities, including accounts payable and accrued interconnection costs in the amount of $14.2 million to improve our working capital position. The opposite was true in the first quarter of 2003 as $14.1 million in cash was held as accounts payable and other current liabilities increased. These decreases were offset by an increase in gross revenue of $43.6 million, a decrease in cash paid for interest of $0.7 million, and a decrease in accounts receivable of $1.4 million in the first quarter of 2004 as compared to an increase in accounts receivable of $16.4 million in the first quarter of 2003.

Net cash used by investing activities was $27.4 million for the three months ended March 31, 2004 compared to net cash used by investing activities of $5.1 million for the three months ended March 31, 2003. Net cash used by investing activities during the three months ended March 31, 2004 included $9.8 million of capital expenditures primarily for our global network and back office support systems, along with cash used for business acquisitions in the amount of $17.6 million—mostly for AOL/7 in Australia.  For the three months ended March 31, 2003, net cash used by investing activities was $5.1 million, which consisted of $5.0 million for capital expenditures and the remainder used for acquisitions.

Net cash provided by financing activities was $25.3 million for the three months ended March 31, 2004 as compared to net cash used in financing activities of $32.2 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, cash provided by financing activities consisted of $233.0 million from the issuance of our 2004 Senior Notes, offset by $192.3 million used for the purchase or redemption of certain of our debt securities and $16.2 million of principal payments on capital leases, vendor financing and other long-term obligations. During the three months ended March 31, 2003, cash used in financing activities consisted of $36.2 million for the purchase of certain of our debt securities, $9.7 million for principal payments on capital leases, vendor financing and other long-term obligations, offset by $9.0 million in proceeds from the sale of convertible preferred stock and $4.7 million in proceeds from the issuance of other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

We believe that our existing cash and cash equivalents and internally generated funds from operating activities will be sufficient to fund our debt service requirements and other fixed obligations (such as capital leases, vendor financing and other long-term obligations), capital expenditures, and other cash needs for our operations through at least the next twelve months. Long-term funding may require the issuance of additional debt or equity. Based on historical results and our business forecasts, we believe our plan for short-term and long-term funding expectations are accurate and achievable. We believe the current network meets the near-term needs of our current and prospective customers and that capital expenditures will be in the range of 3% of net revenue in 2004. We expect these spending levels to remain consistent over the next few years. These capital expenditures are expected to be funded in part through the proceeds of the January 2004 note issuance, and through existing cash and cash equivalents and/or internally generated funds.  We will continue to have significant debt and debt service obligations during the next twelve months and on a long-term basis. However, there can be no assurance that changes in assumptions or conditions, including those referenced under “Legal Proceedings” and “Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity position. As of March 31, 2003, we have $42.5 million in future operating lease payments and $587.3 million of indebtedness with payments of principal and interest due as follows:

Contractual Obligations Table

Year Ending December 31,	Vendor Financing	Senior Notes	Senior Convertible Notes	Other Long Term Obligations	Convertible Subordinated Debentures	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2004 (as of March 31)	$12,740	$21,235	$2,475	$8,876	$2,045	$20,500	$13,905	$81,776
2005	16,448	30,835	4,950	1,825	4,089	20,500	10,086	88,733
2006	14,933	30,835	4,950	308	4,089	—	7,123	62,238
2007	5,373	30,835	4,950	32	73,164	—	5,671	120,025
2008	1,417	30,835	4,950	32	—	—	3,468	40,702
Thereafter	83	448,490	141,900	203	—	—	2,286	592,962
Minimum Principal & Interest Payments	50,994	593,065	164,175	11,276	83,387	41,000	42,539	986,436
Less: Amount Representing Interest	(8,535)	(261,810)	(32,175)	(818)	(12,268)	—	—	(315,606)
Total Principal Payments	$42,459	$331,255	$132,000	$10,458	$71,119	$41,000	$42,539	$670,830

The purchase price for TCI, the Canadian prepaid card company, may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company’s adjusted revenues exceed certain targeted levels.

We have contractual obligations to utilize network facilities from two long distance carriers with terms greater than one year. We do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within one year. We have minimum annual purchase obligations of $20.5 million in 2004 and 2005.

Off Balance Sheet Arrangements

Our off balance sheet arrangements consist primarily of an investment in an unconsolidated affiliate,  Bekkoame Internet, Inc. of which we own 38% is accounted for under the equity method. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions. We do not guaranty financing obtained by our unconsolidated investment, nor are there any other provisions of the investment agreement which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the investment. We provide indemnity insurance pursuant to which directors and officers are indemnified or insured against liability or loss under certain circumstances which may include liability or related loss under the Securities Act and the Exchange Act.

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

In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described herein under “Special Note Regarding Forward-Looking Statements,”  the most efficient use of our capital, including investment in our network and systems, lines of business, potential acquisitions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities and other instruments in privately negotiated transactions, open market transactions or by other means directly or indirectly to the extent permitted by our existing covenant restrictions.

Recent Accounting Pronouncements

In January 2003, FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. With respect to variable interest entities created prior to February 1, 2003, FIN No. 46 was originally scheduled to be effective in the first interim period beginning after June 15, 2003. However, on October 9, 2003, the FASB deferred the effective date of application for entities created before February 1, 2003 until the end of the first period ending after December 15, 2003 in order to allow companies more time to analyze completely those entities. Accordingly, we adopted FIN No. 46 with respect to variable interest entities created prior to February 1, 2003 as of December 31, 2003. The adoption of the effective portions of FIN No. 46 did not have a material effect on our consolidated financial position or results of operations.

Special Note Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

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

•       financing, refinancing and/or debt repurchase, restructuring or exchange plans or initiatives;

•       liquidity and debt service forecasts;

•       assumptions regarding currency exchange rates;

•       management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, product plans and performance;

•       the impact of matters described under “Business—Legal Proceedings;” and

•       management’s assessment of market factors.

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

•       the inability to reduce, repurchase, exchange or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;

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

•       dependence on the implementation and performance of our global ATM+IP communications network;

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

Substantial Indebtedness; Liquidity. We currently have substantial indebtedness and anticipate that we and our subsidiaries will incur additional indebtedness in the future. The level of our indebtedness (1) could make it difficult for us to make required payments of principal and interest on our outstanding debt, including the notes; (2) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (3)requires that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; (4) could limit our flexibility in planning for, or reacting to, changes in our business; (5) results in our being more highly leveraged than many of our competitors, which may place us at a competitive disadvantage; and (6) will make us more vulnerable in the event of a downturn in our business.

Limited Operating History; Entry into Local, Internet, Data, Wireless and VOIP Businesses; Entry into Developing Markets. Since 1999, we have been targeting businesses and residential customers for Internet and data services.  We have been expanding and intend to continue to expand our offering of Internet, data, wireless and VOIP services worldwide. We anticipate offering a broad range of Internet protocol-based data and voice communications over our global broadband ATM+IP network. Currently, we provide Internet access services to business and residential customers in the United States, Australia, Canada, Japan, India, Brazil, and Spain, and offer Internet transmission services in the Indian Ocean/Southeast Asia regions through our earth stations in India. Our experience with these services and these markets is limited. Furthermore, the market for dial-up and broadband Internet connectivity and related services is extremely competitive. Our primary competitors include incumbent operators, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expect that we will experience increased competition from traditional telecommunications carriers and cable companies that expand into the market for Internet services. Therefore, future operations involving these services may not generate operating or net income on a predictable basis, and we may not be able to  expand successfully this part of our business.

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

Historical and Future Operating Losses and Net Losses. As of March 31, 2004, we had an accumulated deficit of $(695.1) million. The Company incurred net losses of $(63.6) million in 1998, $(112.7) million in 1999, $(174.7) million in 2000, $(306.2) million in 2001 and $(34.6) million in 2002. During the year ended December 31, 2003, we recognized net income of $54.8 million, of which $39.4 million is the positive impact of a foreign currency transaction gains. Our recent net income and net revenue growth should not necessarily be considered to be indicative of future net income and net revenue growth. We cannot assure you that our net income or net revenue will grow or be sustained in future periods. If we cannot sustain net income or operating profitability, we may not be able to meet our debt service or working capital requirements.

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

Intense Competition in Telecommunications. The local and long distance telecommunications and data industry is intensely competitive with relatively limited barriers to entry in the more deregulated countries we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, cable television companies and utilities. For example, the United States and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the United States, as certain conditions have been met under the Telecommunications Act of 1996, the RBOCs have been allowed to enter the long distance market, AT&T, MCI and other long distance carriers have been allowed to enter the local telephone services market, and any entities, including cable television companies and utilities, have been allowed to enter both the local service and long distance telecommunications markets. Moreover, the rapid enhancement of VOIP technology may result in increasing levels of traditional domestic and international voice long distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks such as ours. Currently, there are significant cost savings associated with carrying voice traffic employing VOIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long distance voice services will decrease in order to be competitive with VOIP. Additionally, competition is expected to be intense to switch customers to VOIP product offerings, as is evidenced by numerous recent market announcements in the United States and internationally from industry leaders and competitive carriers concerning significant VOIP initiatives. Our ability effectively to retain our existing customer base and generate new customers, either through our network or our own VOIP offerings, may be adversely affected by accelerated competition arising as a result of VOIP initiatives. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

Pricing Pressure. The long distance telecommunications, Internet and data industry is significantly influenced by the marketing and pricing decisions of the larger long distance industry and Internet access business participants. Prices in the long distance industry have declined in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Our competitors in our core markets include, among others: AT&T, MCI, Sprint, the RBOCs and the major wireless carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, CallNet, Allstream (formerly AT&T Canada) and the major wireless companies in Canada; and BT, Cable & Wireless United Kingdom, MCI, Colt Telecom, Energis and the major wireless carriers in the United Kingdom. Customers frequently change long distance providers and ISPs in response to the offering of lower rates or promotional incentives by competitors. Generally, customers can switch carriers at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is likely to become similar to the intense competition in the United States. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, including most recently, AT&T, MCI, Sprint, the RBOCs and the major wireless carriers, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls within the United States.

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

International Operations. We have significant international operations and, as of March 31, 2004, derives more than 75% of our revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to its switches within its territory. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

Foreign Exchange Risks. A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. For the year ended December 31, 2003, our results were favorably impacted by a weakening of the USD compared to the foregoing currencies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to “accumulated other comprehensive income (loss)” within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to the subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we will recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Industry Changes. The telecommunications industry is changing rapidly due to deregulation, privatization, technological improvements, availability of alternative services such as wireless and VOIP, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as wireless and VOIP services, are a substantial competitive threat. If we do not adjust our contemplated plan of development to meet changing market conditions, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms our financial results may be materially and adversely affected.

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

Dependence on Key Personnel. The loss of the services of K. Paul Singh, our Chairman and Chief Executive Officer, or the services of our other key personnel, or our inability to attract and retain additional key management, technical and sales personnel, could have a material adverse effect upon us.

Government Regulation. Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Recent widespread regulatory changes in the United Kingdom and potential future regulatory, judicial, legislative and government policy changes in other jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony; if regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and operating costs may increase; (3) general changes in access charges, universal service and regulatory fee payments would affect our cost of providing long distance services; and (4) general changes in access charges and contribution payments could adversely affect our cost of providing long distance wireless and other services. Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

Terrorist Attacks. We are a United States-based corporation with significant international operations. Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and subsequent worldwide terrorist actions, including apparent action against companies operating abroad, may negatively affect our operations. We cannot assure you that there will not be further terrorist attacks that impact our employees, network facilities or support systems, either in the United States or in any of the other countries in which we operate. Certain losses resulting from these types of events are uninsurable and others are not likely to be covered by our insurance. Terrorist attacks may directly impact our business operations through damage or harm to our employees, network facilities or support systems, increased security costs or the general curtailment of voice or data traffic. Any of these events could result in increased volatility in or damage to our business and the United States and worldwide financial markets and economies.

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

In the three months ended March 31, 2004, the USD weakened compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is the AUD, CAD, GBP and EUR increased/(decreased) 8%, 22%, 24% and (33)% in local currency compared to the three months ended March 31, 2003, but increased 39%, 40%, 42% and (22)% in USD, respectively.

Interest rates—A substantial majority of our long-term debt obligations are at fixed interest rates. We are exposed to interest rate risk as additional financing may be required and certain of our long-term obligations are at variable interest rates. Our primary exposure to market risk stems from fluctuations in interest rates. Our interest rate risk related to the variable interest rate long-term obligations results from changes in the United States LIBOR. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of March 31, 2004 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, convertible subordinated debentures, leased fiber capacity, equipment financing, and other long-term obligations in effect at March 31, 2004. In the case of the senior notes and Convertible Subordinated Debentures, the table excludes the potential exercise of the relevant redemption and conversion features.

	Year of Maturity
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Interest Rate Sensitivity
Fixed Rate	$14,223	$9,587	$7,876	$73,125	$25	$463,432	$568,268	$627,082
Average Interest Rate	4%	8%	10%	6%	4%	8%	7%
Variable Rate	$3,931	$5,574	$5,524	$2,583	$1,328	$82	$19,022	$19,022
Average Interest Rate	7%	7%	7%	7%	7%	7%	7%

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

We and certain of our executive officers have been named as defendants in two separate securities lawsuits brought by stockholders (“Plaintiffs”) of Tutornet.com, Inc. (“Tutornet”) in the United States District Courts in Virginia and New Jersey. The Plaintiffs sued Tutornet and several of its officers (collectively, the “Non-Primus Defendants”) for an undisclosed amount alleging fraud in the sale of Tutornet securities. The Plaintiffs also named us and several of our executive officers (the “Primus Defendants”) as co-defendants. No officer of Primus has ever served as an officer or director of Tutornet or acquired any securities of Tutornet. Neither we nor any of our subsidiaries or affiliates own, or have ever owned, any securities of Tutornet. In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of the Plaintiffs against the Non-Primus Defendants only. The Non-Primus Defendants filed post-trial motions seeking to reverse or reduce the jury’s award, and the Plaintiffs sought a new trial involving the Primus Defendants. On April 2, 2003, the judge denied the Plaintiffs’ motion for a new trial and/or to alter and amend the judgment, as well as their motion for directed verdicts involving the Primus Defendants. In May 2003, the Plaintiffs filed an appeal in the 4th Circuit of the United States Court of Appeals regarding the Primus Defendants’ dismissal. Plaintiffs and the Primus Defendants have briefed the 4th Circuit of the United States Court of Appeals and oral arguments have been made, and we are awaiting the Court’s decision. The New Jersey case was filed on September 24, 2002 and includes claims against the Primus Defendants. The Primus Defendants moved to dismiss, and the case was stayed pending further decision by the court in the Virginia case on Plaintiffs’ motion for a new trial. After the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case agreed to a dismissal without prejudice of the claims against the Primus Defendants, pending a decision in the appeal by the Plaintiffs in the Virginia case. In both cases, we intend to  defend vigorously against these actions and believe that the Plaintiffs’ claims against the Primus Defendants are without merit. However, our ultimate legal and financial liability with respect to such legal proceedings cannot be estimated with any certainty at this time, and we do not have insurance coverage for these claims. Accordingly, an adverse result for the full amount sought or some percentage thereof could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

We are subject to certain other claims and legal proceedings that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to us. Management believes that any aggregate liability that may ultimately result from the resolution of these other matters will not have a material adverse effect on our consolidated financial position and results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2004, Primus Telecommunications Holding, Inc., a direct, wholly owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”). The 2004 Senior Notes are due on January 15, 2014, with semi-annual interest payments due on January 15 and July 15 with the first payment due on July 15, 2004. Net proceeds of $233 million were available to satisfy and discharge all of the Company’s outstanding 1998 Senior Notes and January 1999 Senior Notes and are intended to be used to repay or repurchase other long-term obligations or for capital expenditures, working capital and general corporate purposes.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits (see index on page 45)

(b)          Reports on Form 8-K

Form 8-K dated January 7, 2004 was filed to announce that Primus Telecommunications Holding, Inc. (“PTHI”) intended to offer, subject to market conditions and other factors, $200 million of senior notes due 2014.

Form 8-K dated January 7, 2004, was filed to announce the proposed offering of an aggregate $200 million of senior notes due 2014 by PTHI.

Form 8-K dated January 14, 2004, was filed to announce the pricing of PTHI’s $240 million aggregate principal amount of its 8% senior notes due 2014.

Form 8-K dated February 6, 2004, was filed to announce the Company’s results of operations for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Date: May 10, 2004	By:	/s/ NEIL L. HAZARD
Neil L. Hazard Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
Date: May 10, 2004	By:	/s/ TRACY BOOK LAWSON
Tracy Book Lawson Vice President—Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333- 56557 (the “S-8 Registration Statement”).
3.2	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the “IPO Registration Statement”).
31	Certifications.
32	Certification*.

*                    This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.