Form 10-Q
period 2004-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2004-08-09
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2004
Common Stock $.01 par value	89,829,511

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
INDEX TO FORM 10-Q

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NET REVENUE	$331,615	$320,240	$679,638	$620,683
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	199,035	196,363	408,692	386,386
Selling, general and administrative	95,407	89,241	189,724	166,866
Depreciation and amortization	23,140	21,218	46,647	41,553
Loss on sale of fixed assets	1,873	804	1,873	804
Asset impairment write-down	—	—	—	537
Total operating expenses	319,455	307,626	646,936	596,146
INCOME FROM OPERATIONS	12,160	12,614	32,702	24,537
INTEREST EXPENSE	(11,579)	(14,622)	(26,658)	(29,999)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	297	7,981	(13,896)	14,634
INTEREST INCOME AND OTHER INCOME (EXPENSE)	552	(82)	1,288	200
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(14,665)	14,765	(15,797)	24,818
INCOME (LOSS) BEFORE INCOME TAXES	(13,235)	20,656	(22,361)	34,190
INCOME TAX EXPENSE	(1,651)	(620)	(2,580)	(2,953)
NET INCOME (LOSS)	(14,886)	20,036	(24,941)	31,237
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	—	(1,356)	—	(1,678)
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,886)	$18,680	$(24,941)	$29,559
INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.17)	$0.21	$(0.28)	$0.35
Diluted	$(0.17)	$0.21	$(0.28)	$0.34
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	89,611	87,774	89,190	85,332
Diluted	89,611	90,744	89,190	87,572

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,349	$64,066
Accounts receivable (net of allowance for doubtful accounts receivable of $17,671 and $20,975)	176,897	200,817
Prepaid expenses and other current assets	44,450	36,930
Total current assets	287,696	301,813
RESTRICTED CASH	12,012	12,463
PROPERTY AND EQUIPMENT—Net	314,688	341,167
GOODWILL	77,160	59,895
OTHER INTANGIBLE ASSETS—Net	28,973	22,711
OTHER ASSETS	17,793	13,115
TOTAL ASSETS	$738,322	$751,164
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$96,303	$108,615
Accrued interconnection costs	76,203	89,993
Accrued expenses and other current liabilities	70,198	69,456
Accrued income taxes	21,733	22,387
Accrued interest	14,376	12,852
Current portion of long-term obligations	21,347	24,385
Total current liabilities	300,160	327,688
LONG-TERM OBLIGATIONS	560,366	518,066
OTHER LIABILITIES	1,420	1,776
Total liabilities	861,946	847,530
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A and B, $0.01 par value—1,895,050 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—150,000,000 shares authorized; 89,776,219 and 88,472,546 shares issued and outstanding	898	885
Additional paid-in capital	658,248	651,159
Accumulated deficit	(710,018)	(685,077)
Accumulated other comprehensive loss	(72,752)	(63,333)
Total stockholders’ deficit	(123,624)	(96,366)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$738,322	$751,164

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,941)	$31,237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	7,483	12,210
Stock issuance—401(k) Plan and Restricted Stock Plan	—	258
Non-cash compensation expense	—	245
Depreciation, amortization and accretion	46,647	41,586
Loss on sale of fixed assets	1,873	804
Asset impairment write-down	—	537
Equity investment loss	34	649
(Gain) loss on early extinguishment of debt	13,896	(14,634)
Minority interest share of loss	(234)	(210)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	14,470	(26,488)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	10,178	(18,280)
(Increase) decrease in prepaid expenses and other current assets	(6,912)	7,429
(Increase) decrease in restricted cash	(199)	891
(Increase) decrease in other assets	(929)	534
Increase (decrease) in accounts payable	(10,705)	2,094
Increase (decrease) in accrued expenses, accrued income taxes, other current liabilities and other liabilities	(18,384)	2,688
Increase (decrease) in accrued interest	1,549	(2,396)
Net cash provided by operating activities	33,826	39,154
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,455)	(9,677)
Cash used for business acquisitions, net of cash acquired	(26,450)	(1,129)
Net cash used in investing activities	(43,905)	(10,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	235,240	9,125
Purchase of the Company’s debt securities	(197,312)	(42,549)
Principal payments on capital leases, vendor financing and other long-term obligations	(19,611)	(31,503)
Proceeds from sale of convertible preferred stock, net	—	8,895
Proceeds from sale of common stock	1,029	231
Net cash provided by (used in) financing activities	19,346	(55,801)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,984)	737
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,283	(26,716)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,066	92,492
CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,349	$65,776
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$24,089	$31,367
Cash paid for taxes	$907	$—
Non-cash investing and financing activities:
Leased fiber capacity additions	$3,879	$2,938
Common stock issued for business acquisitions	$6,072	$—
Acquisition of customer list, financed by long-term obligations	$—	$8,102

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NET INCOME (LOSS)	$(14,886)	$20,036	$(24,941)	$31,237
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(10,101)	691	(9,419)	(422)
COMPREHENSIVE INCOME (LOSS)	$(24,987)	$20,727	$(34,360)	$30,815

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated condensed financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”) and 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”), in all of which the Company has a controlling interest. Additionally, the Company has a controlling interest in Direct Internet Limited (“DIL”), pursuant to a convertible loan which can be converted at any time into equity of DIL in an amount as agreed upon between the Company and DIL and permitted under local law. The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc. (“Bekko”). All intercompany profits, transactions and balances have been eliminated in consolidation. All other investments in affiliates are carried at cost, as the Company does not have significant influence.

Stock-Based Compensation—At June 30, 2004, the Company had three stock-based employee compensation plans. The Company uses the intrinsic value method to account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on income (loss) attributable to common stockholders and income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts, and unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Income (loss) attributable to common stockholders, as reported	$(14,886)	$18,680	$(24,941)	$29,559
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(490)	(753)	(892)	(1,471)
Pro forma income (loss) attributable to common stockholders	$(15,376)	$17,927	$(25,833)	$28,088
Basic income (loss) per common share:
As reported	$(0.17)	$0.21	$(0.28)	$0.35
Pro forma	$(0.17)	$0.20	$(0.29)	$0.33
Diluted income (loss) per common share:
As reported	$(0.17)	$0.21	$(0.28)	$0.34
Pro forma	$(0.17)	$0.20	$(0.29)	$0.32
Weighted average common shares outstanding:
Basic	89,611	87,774	89,190	85,332
Diluted	89,611	90,744	89,190	87,572

Reclassification—Certain prior year amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) approved Emerging Issues Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. As discussed in Note 9—“Basic and Diluted Income (Loss) Per Common Share,” the adoption of EITF Issue 03-6 did not have an effect on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. With respect to variable interest entities created prior to February 1, 2003, FIN No. 46 was effective March 31, 2004. The adoption of FIN No. 46 did not have a material effect on the Company’s consolidated financial position or results of operations.

3.   ACQUISITIONS

In June 2004, the Company’s wholly-owned subsidiary, 3082833 Nova Scotia Company (“Primus Canada”) acquired Onramp Network Services Inc. (“Onramp”), a provider of Internet services and solutions for businesses. Primus Canada acquired 100% of the issued stock of Onramp for a total consideration of $3.9 million (5.3 million Canadian dollars (CAD)), paid in cash.

In April 2004, Primus Canada acquired Magma Communications Ltd. (“Magma”), a provider of Internet solutions to corporate, government and residential customers in Toronto, Ottawa and Montreal. Primus Canada acquired 100% of the issued stock of Magma for a total consideration of $11.2 million (15.1 million CAD), half of which was paid in cash and the balance in 734,018 shares of the Company’s common stock valued at $6.1 million.

In February 2004, the Company’s wholly-owned subsidiary in Australia, Primus Telecommunications Pty Ltd (“Primus Telecom”) acquired the Internet service and interactive media businesses of AOL/7 Pty Ltd (“AOL/7”). AOL/7 was a joint venture between America Online Inc. (“AOL”), a wholly-owned subsidiary of Time Warner Inc., AAPT Limited, a unit of the Telecom New Zealand Group, and Seven Network Limited. Primus Telecom acquired 100% of the issued stock of AOL/7 which provides the Company with the customer base, content, content development and online advertising businesses, as well as a license for the AOL brand in Australia, for a total consideration of approximately $19 million (25.3 million Australian dollars (AUD)), paid in cash.

The Company has accounted for these acquisitions using the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired companies have been included in the Company’s consolidated financial statements since the acquisition date. The initial purchase price, including direct costs, of the Company’s acquisition was allocated to the net assets acquired, including intangible assets, and liabilities assumed, based on their fair values at the acquisition date. As of June 30, 2004, the allocations have not been finalized in accordance with SFAS No. 141 “Business Combinations,” due to the timing of the acquisitions. Had these companies been acquired on January 1, 2004, the results of their operations would not have materially impacted the consolidated financial statements of the Company, and therefore, pro forma financial information has not been presented.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands and unaudited):

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$176,422	$(151,271)	$25,151	$166,446	$(145,099)	$21,347
Other	5,715	(1,893)	3,822	2,622	(1,258)	1,364
Total	$182,137	$(153,164)	$28,973	$169,068	$(146,357)	$22,711

Amortization expense for customer lists and other intangible assets for the three months ended June 30, 2004 and 2003 was $5.3 million and $5.1 million, respectively. Amortization expense for customer lists and other intangible assets for the six months ended June 30, 2004 and 2003 was $9.8 million and $10.2 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008 to be approximately $19.7 million, $12.3 million, $4.5 million, $1.5 million and $0.8 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands and unaudited):

	June 30, 2004 Carrying Amount	December 31, 2003 Carrying Amount
Goodwill	$77,160	$59,895

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows (in thousands and unaudited):

	North America	Europe	Asia-Pacific	Total
Balance as of January 1, 2004	$50,025	$1,927	$7,943	$59,895
Goodwill acquired during period	10,568	—	8,827	19,395
Effect of change in foreign currency exchange rates	(641)	(72)	(1,417)	(2,130)
Balance as of June 30, 2004	$59,952	$1,855	$15,353	$77,160

5.   LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands and unaudited):

	June 30, 2004	December 31, 2003
Obligations under capital leases	$2,256	$4,040
Leased fiber capacity	37,415	40,509
Financing facility and other	13,168	22,626
Senior notes	325,755	272,157
Convertible senior notes	132,000	132,000
Convertible subordinated debentures	71,119	71,119
Subtotal	581,713	542,451
Less: Current portion of long-term obligations	(21,347)	(24,385)
Total long-term obligations	$560,366	$518,066

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

Senior Notes, Convertible Senior Notes and Convertible Subordinated Debentures

In January 2004, Primus Telecommunications Holding, Inc. (PTHI), a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with the first payment due on July 15, 2004, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $7.0 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at June 30, 2004 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. During the three months ended June 30, 2004, the Company retired $5.0 million principal amount of the notes for $4.6 million in cash through open market purchases. See the table below for detail on debt repurchases since December 31, 2002.

In September 2003, the Company completed the sale of $132 million in aggregate principal amount of 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) with semi-annual interest payments due on March 15th and September 15th, with the first payment due on March 15, 2004. The Company recorded $5.2 million in costs associated with the issuance of the 2003 Convertible Senior Notes, which have been recorded as deferred costs in other assets. The effective interest rate at June 30, 2004 was 4.4%. Holders of these notes may convert their notes into the Company’s common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The notes are convertible in the aggregate into 14,157,925 shares of the Company’s common stock.

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures were convertible into approximately 6,025,170 shares of the Company’s common stock based on a conversion price of $49.7913 per share. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of the debentures through $36.4 million of open market purchases and $192.5 million of conversions to its common stock. The principal that was converted to common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See Note 11—”Subsequent Events.”

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 (“October 1999 Senior Notes”). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. In February and March 2004, the Company retired $24.4 million principal amount of its October 1999 Senior Notes for $27.3 million in cash. In May 2004, the Company retired $0.5 million principal amount of its October 1999 Senior Notes for $0.6 million in cash. See the table below for detail on debt repurchases since December 31, 2002. See Note 11—”Subsequent Events.”

In January 1999, the Company completed the sale of $200 million in aggregate principal amount of 11 1/4% senior notes due 2009 (“January 1999 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th. The January 1999 Senior Notes are due January 15, 2009 with early redemption at a premium to par at the Company’s option at any time after January 15, 2004. In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of its 11 1/4% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture. During the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June, November and December 2002 and April 2003, the Company retired all of the January 1999 Senior Notes that it had previously purchased in the principal amount of $135.6 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. In February 2004, the Company satisfied and discharged the entire remaining principal balance of $109.9 million of its January 1999 Senior Notes. The January 1999 Senior Notes were redeemed at 105.625% of par together with accrued interest to the date of redemption. See the table below for detail on debt repurchases since December 31, 2002.

On May 19, 1998, the Company completed the sale of $150 million in aggregate principal amount of 9 7/8% senior notes due 2008 (“1998 Senior Notes”) with semi-annual interest payments due on May 15th and November 15th. The 1998 Senior Notes are due May 15, 2008 with early redemption at a premium to par at the Company’s option any time after May 15, 2003. During the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June, October and December 2002 and April 2003, the Company retired all of the 1998 Senior Notes that it had previously purchased in the principal amount of $103.4 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. In February 2004, the Company satisfied and discharged the entire remaining principal balance of $46.6 million of its 1998 Senior Notes. The 1998 Senior Notes were redeemed at 104.938% of par together with accrued interest to the date of redemption. See the table below for detail on debt repurchases since December 31, 2002.

The following table shows the changes in the balances of the Company’s senior notes, convertible senior notes and convertible subordinated debentures for the six months ended June 30, 2004 and the year ended December 31, 2003 (unaudited):

For the six months ended June 30, 2004

	Balance at December 31, 2003	Debt Issuance	Principal Purchases	Warrant Amortization and Write-off	Balance at June 30, 2004	Cash Paid for Purchase of Principal
2004 8% Senior Notes due 2014	$—	$240,000,000	$(5,000,000)	$—	$235,000,000	$4,500,000
2003 3 3/4% Convertible Senior Notes due 2010	132,000,000	—	—	—	132,000,000	—
2000 5 3/4% Convertible Debentures due 2007	71,119,000	—	—	—	71,119,000	—
October 1999 12 3/4% Senior Notes due 2009	115,680,000	—	(24,925,000)	—	90,755,000	27,852,850
January 1999 11 1/4% Senior Notes due 2009	109,897,000	—	(109,897,000)	—	—	116,078,706
1998 9 7/8% Senior Notes due 2008	46,580,000	—	(46,580,000)	—	—	48,880,120
Total	$475,276,000	$240,000,000	$(186,402,000)	$—	$528,874,000	$197,311,676

For the year ended December 31, 2003

	Balance at December 31, 2002	Debt Issuance	Principal Purchases	Warrant Amortization and Write-off	Balance at December 31, 2003	Cash Paid for Purchase of Principal
2003 3 3/4% Convertible Senior Notes due 2010	$—	$132,000,000	$—	$—	$132,000,000	$—
2000 5 3/4% Convertible Debentures due 2007	71,119,000	—	—	—	71,119,000	—
October 1999 12 3/4% Senior Notes due 2009	115,680,000	—	—	—	115,680,000	—
January 1999 11 1/4% Senior Notes due 2009	116,420,000	—	(6,523,000)	—	109,897,000	4,052,414
1998 9 7/8% Senior Notes due 2008	50,220,000	—	(3,640,000)	—	46,580,000	2,261,350
1997 11 3/4% Senior Notes due 2004	86,997,727	—	(87,220,000)	222,273	—	79,805,500
Total	$440,436,727	$132,000,000	$(97,383,000)	$222,273	$475,276,000	$86,119,264

Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

During the three months ended September 30, 2001, the Company accepted delivery of fiber optic capacity on an indefeasible rights of use (“IRU”) basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term, and continues to bear interest at 6.0% above

LIBOR (7.37% at June 30, 2004). The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation. At June 30, 2004 and December 31, 2003, the Company had a liability recorded under this agreement in the amount of $19.5 million and $18.6 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $35.2 million (51.1 million AUD) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. At June 30, 2004 and December 31, 2003, the Company had a liability recorded in the amount of $17.9 million (26.0 million AUD) and $21.9 million (29.2 million AUD), respectively.

Other Long-Term Obligations

In May 2004, the Company’s Australian subsidiary terminated a financing agreement, the (“Textron Agreement”), dated March 28, 2002, with Textron Financial Inc. (“Textron”), under which Textron agreed to finance eligible receivables from such subsidiary through March 31, 2005. Under the Textron Agreement, the subsidiary agreed to pay program fees based upon the Bloomberg BBSWIB rate plus 5.75% per annum (10.6% at June 30, 2004), plus an annual commitment fee of $150,000. The finance commitment amount for the Textron Agreement was $20.0 million. The Company had no accounts receivable balances pledged with no liability recorded at June 30, 2004, and $11.3 million pledged as collateral with a liability of $0.3 million, as of December 31, 2003, which is included in current portion of long-term obligations as the financing was payable on demand.

In April 2004, Primus Canada entered into a loan agreement with The Manufacturers Life Insurance Company (“Manulife”). The agreement provides for a $31.2 million (42 million CAD) two-year non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes and is secured by the assets of Primus Canada’s operations. As of June 30, 2004, the Company has no outstanding liability under this loan agreement.

In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of Cable & Wireless (“C&W”). The Company started acquiring the customer base during the three months ended December 31, 2002, which resulted in a customer list balance acquired of $15.4 million, of which a liability of $6.1 million and $7.6 million remained payable at June 30, 2004 and December 31, 2003, respectively. The purchase price has been financed through a deferred payment arrangement over a two-year period, ending in December 2004, and bears no interest.

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

Summary information with respect to the Company’s segments is as follows (in thousands and unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net Revenue
North America
United States	$58,709	$68,210	$130,801	$140,812
Canada	57,981	50,946	119,711	95,164
Other	833	911	1,858	1,788
Total North America	117,523	120,067	252,370	237,764
Europe
United Kingdom	60,025	31,462	110,510	66,900
Germany	11,811	15,248	24,715	28,285
Netherlands	19,213	46,395	40,831	84,556
Other	21,829	20,551	42,870	39,444
Total Europe	112,878	113,656	218,926	219,185
Asia-Pacific
Australia	95,313	81,830	196,374	154,333
Other	5,901	4,687	11,968	9,401
Total Asia-Pacific	101,214	86,517	208,342	163,734
Total	$331,615	$320,240	$679,638	$620,683
Income (Loss) from Operations
North America	$(2,456)	$1,244	$(190)	$3,890
Europe	4,986	941	10,151	2,759
Asia-Pacific	9,630	10,429	22,741	17,888
Total	$12,160	$12,614	$32,702	$24,537

	June 30, 2004	December 31, 2003
Assets
North America
United States	$177,229	$190,527
Canada	128,245	124,789
Other	6,999	7,671
Total North America	312,473	322,987
Europe
United Kingdom	75,164	80,243
Germany	21,227	20,434
Netherlands	11,960	15,387
Other	58,024	57,138
Total Europe	166,375	173,202
Asia-Pacific
Australia	233,329	229,765
Other	26,145	25,210
Total Asia-Pacific	259,474	254,975
Total	$738,322	$751,164

The Company offers three main products—Voice, data/Internet, and voice-over-Internet protocol (VOIP) in all three segments. Summary net revenue information with respect to the Company’s products is as follows (in thousands and unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Voice	$270,254	$269,407	$558,682	$525,096
Data/Internet	43,799	32,225	84,321	60,461
VOIP	17,562	18,608	36,635	35,126
Total	$331,615	$320,240	$679,638	$620,683

7.   COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“vendor financing”), purchase obligations and non-cancelable operating leases as of June 30, 2004 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2004 (as of June 30, 2004)	$8,616	$7,925	$6,952
2005	15,518	24,675	10,086
2006	13,999	8,100	7,123
2007	4,994	—	5,671
2008	1,755	—	3,468
Thereafter	237	—	2,286
Total Minimum Principal & Interest Payments	45,119	40,700	35,586
Less: Amount Representing Interest	(5,448)	—	—
	$39,671	$40,700	$35,586

The Company has contractual obligations to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value.

Rent expense under operating leases was $5.3 million and $4.5 million for the three months ended June 30, 2004 and 2003, respectively. Rent expense under operating leases was $10.1 million and $8.4 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

The purchase price for Telesonic Communications, Inc. (“TCI”), a Canadian prepaid card company, may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company’s adjusted revenues exceed certain targeted levels by May 2005.

The Company and certain of its executive officers were named as defendants in two separate securities lawsuits brought by stockholders (“Plaintiffs”) of Tutornet.com, Inc. (“Tutornet”) in the United States District Courts in Virginia and New Jersey. Plaintiffs sued Tutornet and several of its officers (collectively, the “Non-Primus Defendants”) for an undisclosed amount alleging fraud in the sale of Tutornet securities. Plaintiffs also named the Company and several of the Company’s executive officers (the “Primus Defendants”) as co-defendants. No officer of Primus has ever served as an officer or director of Tutornet or acquired any securities of Tutornet. Neither the Company nor any of the Company’s subsidiaries or affiliates own, or have ever owned, any securities of Tutornet.

In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of Plaintiffs against the Non-Primus Defendants only. The Non-Primus Defendants filed post-trial motions seeking to reverse or reduce the jury’s award, and Plaintiffs sought a new trial involving the Primus Defendants. On April 2, 2003, the judge denied Plaintiffs’ motion for a new trial and/or to alter and amend the judgment, as well as their motion for directed verdicts involving the Primus Defendants. In May 2003, Plaintiffs filed an appeal in the 4th Circuit of the United States Court of Appeals (4th Circuit) regarding the Primus Defendants’ dismissal. Plaintiffs and the Primus Defendants briefed the 4th Circuit in 2003 and participated in oral arguments in May 2004. On July 16, 2004, the three-judge panel of the 4th Circuit affirmed the district court’s decision. Plaintiffs did not file a petition for rehearing before the three-judge panel or rehearing before all the judges on the 4th Circuit within the required 14-day period, which period expired on July 30, 2004.

The New Jersey case was filed on September 24, 2002 and included claims against the Primus Defendants. The Primus Defendants moved to dismiss, and the case was stayed pending further decision by the court in the Virginia case. After the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case agreed to a dismissal without prejudice of the claims against the Primus Defendants, pending a decision in the appeal by the plaintiffs in the Virginia case. Plaintiffs have been notified of the 4th Circuit’s decision to affirm the district court decision in the Virginia case.

In December 2003, Primus Telecommunication Inc. (“PTI”), the Company’s principal United States operating subsidiary, was served with notice that the Federal Communications Commission (FCC) was conducting an inquiry regarding 96 alleged telephone calls made on behalf of PTI to residential telephone lines that were either (1) included on the Do-Not-Call Registry or (2) to consumers who directly requested not to receive telemarketing calls from PTI. PTI does not conduct outbound telemarketing to residential customers, but does use third-party telemarketers. PTI has reviewed the circumstances surrounding the subject matter of the inquiry and responded to the original inquiry. PTI also has supplemented its initial response with additional information requested by the FCC. The Do-Not-Call regulations are relatively new and little formal interpretive guidance exists regarding whether the matters identified in the inquiry represent violations of these regulations that are not covered by the “safe harbor” provisions. The FCC’s forfeiture guidelines do not establish a forfeiture amount for violating the Do-Not-Call Registry rules. However, based on the few publicly available cases that form the FCC’s enforcement history regarding Do-Not-Call violations, PTI believes that the maximum penalty would be in the range of $10,000 per violation. The Company has recorded an accrual for the amounts that the Company estimates to be the probable loss. The Company believes that this inquiry will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

On December 9, 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to Plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is currently the Company’s subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000, and discovery has commenced. A trial date has not yet been set. The Company has recorded an accrual for the amounts that management estimates to be the probable loss. The Company’s legal and financial liability with respect to such legal proceeding would not be covered by insurance, and the Company’s ultimate liability, if any, cannot be estimated with certainty at this time. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company’s financial results. The Company intends to defend the case vigorously. The Company believes that this suit will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company believes that any aggregate liability that may ultimately result from the resolution of these other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

8.   LOSS ON SALE OF FIXED ASSETS

The Company recorded a loss on sale of fixed assets of $1.9 million and $0.8 million for the three and six months ended June 30, 2004 and 2003, respectively. The loss in 2004 was the result of a sale of network equipment which was decommissioned when it was replaced by newer technology during the three months ended June 30, 2004. The loss in 2003 was also the result of a sale of network equipment.

9.   BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Included in the basic weighted average common shares outstanding for the three months ended June 30, 2003 are the effects of the Series C convertible preferred stock (the “Series C Preferred”) outstanding as those shares participated in the distribution of earnings in a manner consistent with common shares. Effective April 1, 2004, the Company adopted EITF Issue 03-6, which requires the Company to use the two-class method. The adoption had no impact on the calculation of basic and diluted income (loss) per common share. The Series C Preferred were issued in December 2002 and March 2003, and converted into common shares in November 2003.

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents. Potentially dilutive common shares include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon the conversion of its September 2003 Convertible Senior Notes and 2000 Convertible Subordinated Debentures and the warrants to purchase shares associated with the 1997 Senior Notes computed using the “if-converted” method. The warrants expired on August 1, 2004.

For the three and six months ended June 30, 2004, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•       8.3 million shares issuable under the Company’s stock option compensation plans,

•       14.2 million shares issuable from the September 2003 Convertible Senior Notes,

•       1.4 million shares issuable from the 2000 Convertible Subordinated Debentures, and

•       0.3 million shares from the warrants associated with the 1997 Senior Notes.

For the three and six months ended June 30, 2003, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•       0.3 million shares issuable under the Company’s stock option compensation plans,

•       1.4 million shares issuable from the 2000 Convertible Subordinated Debentures, and

•       0.4 million shares from the warrants associated with the 1997 Senior Notes.

A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts, and unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(14,886)	$20,036	$(24,941)	$31,237
Accreted and deemed dividend on convertible preferred stock	—	(1,356)	—	(1,678)
Income (loss) attributable to common stockholders—basic and diluted	$(14,886)	$18,680	$(24,941)	$29,559
Weighted average common shares outstanding— basic	89,611	87,774	89,190	85,332
In-the-money options exercisable under stock option compensation plans	—	2,970	—	2,240
Weighted average common shares outstanding—diluted	89,611	90,744	89,190	87,572
Income (loss) per common share:
Basic	$(0.17)	$0.21	$(0.28)	$0.35
Diluted	$(0.17)	$0.21	$(0.28)	$0.34

10.   GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

PTHI’s 2004 Senior Notes are fully and unconditionally guaranteed by Primus Telecommunications Group, Incorporated (“PTGI”) on a senior and secured basis as of June 30, 2004. Accordingly, the following condensed consolidated financial information as of, and for the three-month and six-month periods ended, June 30, 2004 and June 30, 2003 are included for (a) PTGI on a stand-alone basis; (b) PTHI and its subsidiaries; and (c) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
(unaudited

	For the Three Months Ended June 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$331,615	$—	$331,615
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	199,035	—	199,035
Selling, general and administrative	1,088	94,319	—	95,407
Depreciation and amortization	—	23,140	—	23,140
Loss on sale of fixed assets	—	1,873	—	1,873
Total operating expenses	1,088	318,367	—	319,455
INCOME (LOSS) FROM OPERATIONS	(1,088)	13,248	—	12,160
INTEREST EXPENSE	(5,382)	(6,197)	—	(11,579)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(60)	357	—	297
INTEREST INCOME AND OTHER INCOME	10	542	—	552
FOREIGN CURRENCY TRANSACTION LOSS	(7,089)	(7,576)	—	(14,665)
INTERCOMPANY INTEREST	1,983	(1,983)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(2,966)	—	2,966	—
LOSS BEFORE INCOME TAXES	(14,592)	(1,609)	2,966	(13,235)
INCOME TAX EXPENSE	(294)	(1,357)	—	(1,651)
NET LOSS	$(14,886)	$(2,966)	$2,966	$(14,886)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
(unaudited

	For the Three Months Ended June 30, 2003
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$320,240	$—	$320,240
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	196,363	—	196,363
Selling, general and administrative	1,068	88,173	—	89,241
Depreciation and amortization	—	21,218	—	21,218
Loss on sale of fixed assets	—	804	—	804
Asset impairment write-down	—	—	—	—
Total operating expenses	1,068	306,558	—	307,626
INCOME (LOSS) FROM OPERATIONS	(1,068)	13,682	—	12,614
INTEREST EXPENSE	(10,686)	(3,936)	—	(14,622)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	3,639	4,342	—	7,981
INTEREST INCOME AND OTHER INCOME	18	(100)	—	(82)
FOREIGN CURRENCY TRANSACTION GAIN	2,398	12,367	—	14,765
INTERCOMPANY INTEREST	511	(511)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	25,313	—	(25,313)	—
INCOME BEFORE INCOME TAXES	20,125	25,844	(25,313)	20,656
INCOME TAX EXPENSE	(89)	(531)	—	(620)
NET INCOME	20,036	25,313	(25,313)	20,036
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(1,356)	—	—	(1,356)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$18,680	$25,313	$(25,313)	$18,680

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
(unaudited

	For the Six Months Ended June 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$679,638	$—	$679,638
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	408,692	—	408,692
Selling, general and administrative	2,510	187,214	—	189,724
Depreciation and amortization	—	46,647	—	46,647
Loss on sale of fixed assets	—	1,873	—	1,873
Total operating expenses	2,510	644,426	—	646,936
INCOME (LOSS) FROM OPERATIONS	(2,510)	35,212	—	32,702
INTEREST EXPENSE	(13,660)	(12,998)	—	(26,658)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(13,758)	(138)	—	(13,896)
INTEREST INCOME AND OTHER INCOME	157	1,131	—	1,288
FOREIGN CURRENCY TRANSACTION LOSS	(7,480)	(8,317)	—	(15,797)
INTERCOMPANY INTEREST	3,775	(3,775)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	9,143	—	(9,143)	—
INCOME (LOSS) BEFORE INCOME TAXES	(24,333)	11,115	(9,143)	(22,361)
INCOME TAX EXPENSE	(608)	(1,972)	—	(2,580)
NET INCOME (LOSS)	$(24,941)	$9,143	$(9,143)	$(24,941)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
(unaudited

	For the Six Months Ended June 30, 2003
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$620,683	$—	$620,683
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	386,386	—	386,386
Selling, general and administrative	1,780	165,086	—	166,866
Depreciation and amortization	—	41,553	—	41,553
Loss on sale of fixed assets	—	804	—	804
Asset impairment write-down	—	537	—	537
Total operating expenses	1,780	594,366	—	596,146
INCOME (LOSS) FROM OPERATIONS	(1,780)	26,317	—	24,537
INTEREST EXPENSE	(22,468)	(7,531)	—	(29,999)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	10,292	4,342	—	14,634
INTEREST INCOME AND OTHER INCOME	40	160	—	200
FOREIGN CURRENCY TRANSACTION GAIN	4,111	20,707	—	24,818
INTERCOMPANY INTEREST	1,859	(1,859)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	39,364	—	(39,364)	—
INCOME BEFORE INCOME TAXES	31,418	42,136	(39,364)	34,190
INCOME TAX EXPENSE	(181)	(2,772)	—	(2,953)
NET INCOME	31,237	39,364	(39,364)	31,237
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(1,678)	—	—	(1,678)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$29,559	$39,364	$(39,364)	$29,559

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING BALANCE SHEET
(in thousands)
(unaudited

	June 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,101	$65,248	$—	$66,349
Accounts receivable	—	176,897	—	176,897
Prepaid expenses and other current assets	830	43,620	—	44,450
Total current assets	1,931	285,765	—	287,696
INTERCOMPANY RECEIVABLES	703,615	—	(703,615)	—
INVESTMENTS IN SUBSIDIARIES	(462,004)	—	462,004	—
RESTRICTED CASH	—	12,012	—	12,012
PROPERTY AND EQUIPMENT—Net	—	314,688	—	314,688
GOODWILL	—	77,160	—	77,160
OTHER INTANGIBLE ASSETS—Net	—	28,973	—	28,973
OTHER ASSETS	6,988	10,805	—	17,793
TOTAL ASSETS	$250,530	$729,403	$(241,611)	$738,322
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$71	$96,232	$—	$96,303
Accrued interconnection costs	—	76,203	—	76,203
Accrued expenses and other current liabilities	506	69,692	—	70,198
Accrued income taxes	1,507	20,226	—	21,733
Accrued interest	5,445	8,931	—	14,376
Current portion of long-term obligations	—	21,347	—	21,347
Total current liabilities	7,529	292,631	—	300,160
INTERCOMPANY PAYABLES	—	703,615	(703,615)	—
LONG-TERM OBLIGATIONS	293,873	266,493	—	560,366
OTHER LIABILITIES	—	1,420	—	1,420
Total liabilities	301,402	1,264,159	(703,615)	861,946
COMMITMENTS AND CONTINGENCIES	—	—	—	—
STOCKHOLDERS’ DEFICIT:
Common stock	898	—	—	898
Additional paid-in capital	658,248	305,852	(305,852)	658,248
Accumulated deficit	(710,018)	(767,856)	767,856	(710,018)
Accumulated other comprehensive loss	—	(72,752)	—	(72,752)
Total stockholders’ deficit	(50,872)	(534,756)	462,004	(123,624)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250,530	$729,403	$(241,611)	$738,322

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING BALANCE SHEET
(in thousands)
(unaudited

	December 31, 2003
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,786	$62,280	$—	$64,066
Accounts receivable	—	200,817	—	200,817
Prepaid expenses and other current assets	1,411	35,519	—	36,930
Total current assets	3,197	298,616	—	301,813
INTERCOMPANY RECEIVABLES	916,214		(916,214)	—
INVESTMENTS IN SUBSIDIARIES	(471,147)	—	471,147	—
RESTRICTED CASH	—	12,463	—	12,463
PROPERTY AND EQUIPMENT—Net	—	341,167	—	341,167
GOODWILL	—	59,895	—	59,895
OTHER INTANGIBLE ASSETS—Net	—	22,711	—	22,711
OTHER ASSETS	10,033	3,082	—	13,115
TOTAL ASSETS	$458,297	$737,934	$(445,067)	$751,164
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,247	$107,368	$—	$108,615
Accrued interconnection costs	—	89,993	—	89,993
Accrued expenses and other current liabilities	463	68,993	—	69,456
Accrued income taxes	1,966	20,421	—	22,387
Accrued interest	12,363	489	—	12,852
Current portion of long-term obligations	—	24,385	—	24,385
Total current liabilities	16,039	311,649	—	327,688
INTERCOMPANY PAYABLES	—	916,214	(916,214)
LONG-TERM OBLIGATIONS	475,291	42,775	—	518,066
OTHER LIABILITIES	—	1,776	—	1,776
Total liabilities	491,330	1,272,414	(916,214)	847,530
COMMITMENTS AND CONTINGENCIES	—	—	—	—
STOCKHOLDERS’ DEFICIT:
Common stock	885	—	—	885
Additional paid-in capital	651,159	305,852	(305,852)	651,159
Accumulated deficit	(685,077)	(776,999)	776,999	(685,077)
Accumulated other comprehensive loss	—	(63,333)	—	(63,333)
Total stockholders’ deficit	(33,033)	(534,480)	471,147	(96,366)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$458,297	$737,934	$(445,067)	$751,164

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,941)	$9,143	$(9,143)	$(24,941)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	7,483	—	7,483
Depreciation and amortization	—	46,647	—	46,647
Loss on sale of fixed assets	—	1,873	—	1,873
Equity in net income of subsidiary	(9,143)	—	9,143	—
Equity investment loss	—	34	—	34
Loss on early extinguishment of debt	13,758	138	—	13,896
Minority interest share of loss	—	(234)	—	(234)
Unrealized foreign currency transaction loss on intercompany and foreign debt	7,256	7,214	—	14,470
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	10,178	—	10,178
(Increase) decrease in prepaid expenses and other current assets	581	(7,493)	—	(6,912)
(Increase) decrease in restricted cash	—	(199)	—	(199)
(Increase) decrease in other assets	696	(1,625)	—	(929)
(Increase) decrease in intercompany balance	211,400	(211,400)	—	—
Increase (decrease) in accounts payable	(1,177)	(9,528)	—	(10,705)
Decrease in accrued expenses, other current liabilities, accrued income taxes and other liabilities	(415)	(17,969)	—	(18,384)
Increase (decrease) in accrued interest	(6,918)	8,467	—	1,549
Net cash provided by (used in) operating activities	191,097	(157,271)	—	33,826
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(17,455)	—	(17,455)
Cash used for business acquisitions, net of cash acquired	—	(26,450)	—	(26,450)
Net cash used in investing activities	—	(43,905)	—	(43,905)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	235,240	—	235,240
Purchase of the Company’s debt securities	(192,812)	(4,500)	—	(197,312)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(19,611)	—	(19,611)
Proceeds from sale of common stock	1,029	—	—	1,029
Net cash (used in) provided by financing activities	(191,783)	211,129	—	19,346
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(6,984)	—	(6,984)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(686)	2,969	—	2,283
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,786	62,280	—	64,066
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,100	$65,249	$—	$66,349

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30, 2003
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,237	$39,364	$(39,364)	$31,237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	12,210	—	12,210
Stock issuance—401(k) Plan and Restricted Stock Plan	—	258	—	258
Non-cash compensation expense	—	245	—	245
Depreciation, amortization and accretion	—	41,586	—	41,586
Loss on sale of fixed assets	—	804	—	804
Asset impairment write-down	—	537	—	537
Equity in net income of subsidiary	(39,364)	—	39,364	—
Equity investment loss	—	649	—	649
Gain on early extinguishment of debt	(10,292)	(4,342)	—	(14,634)
Minority interest share of loss	—	(210)	—	(210)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(10,867)	(15,621)	—	(26,488)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	(18,280)	—	(18,280)
(Increase) decrease in prepaid expenses and other current assets	(358)	7,787	—	7,429
Decrease in restricted cash	—	891	—	891
Decrease in other assets	811	(277)	—	534
(Increase) decrease in intercompany balance	157,978	(157,978)	—	—
Increase in accounts payable	(463)	2,557	—	2,094
Increase in accrued expenses, other current liabilities, accrued income taxes and other liabilities	215	2,473	—	2,688
Increase (decrease) in accrued interest	(2,508)	112	—	(2,396)
Net cash provided by (used in) operating activities	126,389	(87,235)	—	39,154
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(9,677)	—	(9,677)
Cash used for business acquisitions, net of cash acquired	—	(1,129)	—	(1,129)
Net cash used in investing activities	—	(10,806)	—	(10,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	9,125	—	9,125
Purchase of the Company’s debt securities	(42,549)	—	—	(42,549)
Principal payments on capital leases, vendor financing and other long-term obligations	(90,534)	59,031	—	(31,503)
Proceeds from sale of convertible preferred stock, net	8,895	—	—	8,895
Proceeds from sale of common stock	231	—	—	231
Net cash (used in) provided by financing activities	(123,957)	68,156	—	(55,801)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	737	—	737
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,432	(29,148)	—	(26,716)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	590	91,902	—	92,492
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,022	$62,754	$—	$65,776

11.   SUBSEQUENT EVENTS

In July 2004, the Company’s wholly owned subsidiary, Primus Canada, entered into a purchase agreement with 3588599 Canada Inc., dba Sun Telecom Group (the “Seller”), a Canadian telecom provider, to purchase certain of the Seller’s customer contracts, access to a portion of the Seller’s customer base and certain related assets. Under the asset purchase agreement, the purchase price is expected to be approximately $2.0 million (2.6 million CAD), subject to post-closing adjustments, and has been paid in cash.

In August 2004, the Company retired $8.1 million principal amount of its October 1999 Senior Notes for $7.1 million in cash and $4.0 million principal amount of its 2000 Convertible Subordinated Debentures for $3.0 million in cash. These transactions resulted in a gain on early extinguishment of debt of $2.0 million, excluding the write-off of related deferred financing costs.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global, facilities-based telecommunications services provider offering an integrated portfolio of international and domestic voice, cellular, Internet, voice-over-Internet protocol (VOIP), data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom and Europe. Our focus is to service the demand for high quality, competitively priced international communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of Internet, VOIP, cellular and data traffic.

Generally, we price our services competitively with the major carriers operating in our principal service regions. We expect to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, cellular, Internet and data), including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, particularly ethnic customers, and other telecommunications carriers and resellers, as well as from acquisitions.

Having completed our global network infrastructure deployment, our primary operational focus is on building scale in our core markets by adding new services, customers and traffic. The combination of network ownership and increasing scale provides us with the ability to reduce our cost structure, improve service quality and reliability, and introduce new products and services.

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

•       continuing to expand the capacity of our network when traffic volumes justify such investment; and

•       increasing use of the public Internet.

We believe the current network meets the near-term needs of our current and prospective customers and that capital expenditures will be in the range of $40 million to $45 million in 2004. We expect capital spending levels to remain consistent over the next few years.

In most countries, we generally realize a higher margin on our international long distance as compared to our domestic long distance services and a higher margin on our services to both business and residential customers compared to those realized on our services to other telecommunications carriers. At the current time, we generally realize a higher margin on long distance services as compared to those realized on local switched and cellular services, many of which are resold. We also generally realize a higher margin on our Internet access, data services, and retail broadband VOIP services as compared to voice services. Carrier services over a fixed line network, which generate a lower margin than retail business and residential services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows us to obtain greater volume discounts from our suppliers than we otherwise would realize. Also, carrier services over IP have higher margins than carrier services over a fixed line network. Overall carrier revenue accounted for 19% and 20% of total revenue for the three and six month periods ended June 30, 2004 and 2003, respectively. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services, carrier services versus business and residential long distance services, Internet, VOIP and data services versus voice services, the amount of services that are resold and the proportion of traffic carried on our network versus resale of other carriers’ services.

Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising and administrative costs. All selling, general and administrative expenses are expensed when incurred, with the exception of direct-response advertising, which is expensed in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” To further our new initiatives, we expect our sales and marketing expenses to increase as a percentage of net revenue to defend our existing customer base against competitive threats.

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

Foreign currency can have a major impact on our financial results. Currently in excess of 75% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Australian dollar (AUD), USD/Canadian dollar (CAD), USD/Great Britain pound (GBP), and USD/Euro dollar (EUR). Due to the large percentage of our revenue derived outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies, could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the

EUR, there is a negative effect on the reported results for Europe and takes more profits in EUR to generate the same amount of profits in USD. The opposite is also true. That is, when the USD weakens there is a positive effect on reported results for Europe.

In the three months and six months ended June 30, 2004, as compared to the three months and six months ended June 30, 2003, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our revenue for the three-month and six-month periods ended June 30, 2004 and 2003 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the three months ended				For the six months ended
	June 30, 2004	June 30, 2003	Variance	Variance %	June 30, 2004	June 30, 2003	Variance	Variance %
Canada	57,981	50,946	7,035	14%	119,711	95,164	24,547	26%
Australia	95,313	81,830	13,483	16%	196,375	154,333	42,042	27%
United Kingdom(1)	60,025	31,462	28,563	91%	110,510	66,900	43,610	65%
Europe(2)	49,024	76,778	(27,754)	(36)%	100,130	142,025	(41,895)	(29)%

Net Revenue by Location—in Local Currencies

	For the three months ended				For the six months ended
	June 30, 2004	June 30, 2003	Variance	Variance %	June 30, 2004	June 30, 2003	Variance	Variance %
Canada (in CAD)	78,813	71,105	7,708	11%	160,165	137,857	22,308	16%
Australia (in AUD)	133,280	127,801	5,479	4%	265,424	250,113	15,311	6%
United Kingdom (in GBP)(1)	33,226	19,500	13,726	70%	60,723	41,650	19,073	46%
Europe (in EUR)(2)	40,692	67,637	(26,945)	(40)%	81,611	128,440	(46,829)	(36)%

(1)          Primary reason for increased revenue in United Kingdom and offsetting decrease in Europe is due to transition of a business unit from the Netherlands to the United Kingdom.

(2)          Includes operations with a functional currency of EUR.

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

Recent Product Initiatives—Overview

We have selectively targeted opportunities for us to participate in major growth areas for telecommunications—local, cellular and broadband. Our approach in each of these areas has common elements: focus on bundling services to end-user customers with international calling patterns; leverage our existing global voice, data and Internet network; and utilize our established distribution channels and back office systems. The three months ended June 30, 2004 were highlighted by the accelerated implementation of our new strategic initiatives.

We also believe the local services market is a major opportunity for revenue growth for us, as regulatory environments promote more competition. We recently began offering local line service and cellular services in Canada on a resale basis. We plan to bundle these services with our other product offerings of long distance and Internet access, in competition with the incumbent local exchange carriers (ILECs). We are currently a local resale service provider in Australia, bundling the product with long distance, dial-up, Internet access and broadband digital subscriber line (DSL) services, and recently introduced a VOIP service over DSL to the business market. The ability to bundle local service for our existing customer base and attract new customers to our existing services presents future growth opportunities for us.

Our cellular initiative will target as potential new customers all cellular users in our existing major markets—Europe, United States, Canada, and Australia along with new areas in Asia—who wish to make international calls using their mobile phones (Virtual Mobile Network Services (VMNS)). Currently, many cellular users are blocked by their service provider from making international calls, and those that can make international calls are charged excessively high rates. Through a combination of reseller service initiatives, including “dial-around” services, prepaid services, special PIN (personal identification number) services, and PRIMUS-branded “intelligent” handsets, we will target the users of cellular carriers and offer substantially reduced international rates. Even with reduced rates, we believe our services would generate substantial margins. From the cellular customer’s perspective, there is no need to change their underlying cellular service provider—what we offer is a value-added service that will provide a customer substantial cost savings on international calls. The current high rates for international calls from cellular phones have artificially suppressed this potentially large market; we intend to make international calling easy and affordable for cellular users.

The target customers for our broadband VOIP products will ultimately be anyone who has a broadband connection anywhere in the world. We have been in the carrier VOIP market now for several years and carried over one billion minutes of international voice traffic in 2003 over the public Internet. We have launched our global VOIP reseller product and introduced retail VOIP products in Canada, Australia, the United States and around the globe. These services are expected to have higher profit potential than fixed line carrier services. We will leverage our already deployed VOIP network connecting approximately 150 countries and supported by state-of-the-art technology.

We anticipate that these three additional product lines—local, cellular and broadband—have the potential to become as large as our existing wireline products and drive future growth in our revenues.

Recent Competitive Developments; Our Integrated Product Response

Our operating results in the second quarter 2004 reflect increased competition from product bundling in virtually all of our markets, together with continued competitive pricing pressures. In addition, wireline long distance usage continued to decline due to increased use of cellular phones and Internet services. Our revenue growth and profitability have been strongly challenged by a changing industry environment throughout the first half of this year. During the first quarter 2004 we experienced pricing pressure on our core long distance and dial-up Internet service provider (ISP) products. In the second quarter, this competitive challenge became more intense when major incumbent carriers in our markets reduced pricing on long distance offerings to encourage customers to subscribe to their bundled local, cellular and broadband services.

Our response to this new competitive reality has been to take immediate steps to accelerate our transformation from being a long distance voice and ISP carrier into an integrated wireline, cellular and broadband services provider. This was a transformation we believe we had to make over time to remain competitive, and it was the basis for our new strategic initiatives in local, cellular and broadband VOIP services. Although the aggregate revenues are still modest in comparison to last year’s $1.3 billion revenue base, revenues from these initiatives more than doubled during the three months ended June 30, 2004 from the three months ended March 31, 2004. Given these early results and the ongoing competitive pressures in the marketplace, we have revised our prior plans for a measured roll-out of our new products and services and will now be accelerating the implementation of these initiatives throughout the second half of the year. These efforts will enhance our bundled service capabilities, and as a result, we expect them to reduce the competitive vulnerability of our core, high margin, retail long distance and ISP businesses. They will also provide us with long-term growth potential in local, cellular and broadband markets where we have previously not been a significant provider.

Results of Operations

The following information for the three and six months ended June 30, 2004 and 2003 (in thousands and unaudited) is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with our most recently filed Form 10-K.

	Three months ended June 30, 2004
	Net		Minutes of Use
	Revenue	%	International	Domestic	Total
North America	$117,523	35%	550,439	801,738	1,352,177
Europe	112,878	34%	672,893	195,208	868,101
Asia-Pacific	101,214	31%	41,748	204,597	246,345
Total	$331,615	100%	1,265,080	1,201,543	2,466,623

	Three months ended June 30, 2003
	Net		Minutes of Use
	Revenue	%	International	Domestic	Total
North America	$120,067	38%	465,854	823,577	1,289,431
Europe	113,656	35%	780,704	247,829	1,028,533
Asia-Pacific	86,517	27%	43,300	206,791	250,091
Total	$320,240	100%	1,289,858	1,278,197	2,568,055

	Six months ended June 30, 2004
	Net		Minutes of Use
	Revenue	%	International	Domestic	Total
North America	$252,370	37%	1,173,880	1,650,188	2,824,068
Europe	218,926	32%	1,266,367	397,400	1,663,767
Asia-Pacific	208,342	31%	84,833	422,426	507,259
Total	$679,638	100%	2,525,080	2,470,014	4,995,094

	Six months ended June 30, 2003
	Net		Minutes of Use
	Revenue	%	International	Domestic	Total
North America	$237,764	38%	894,620	1,673,856	2,568,476
Europe	219,185	35%	1,475,645	498,362	1,974,007
Asia-Pacific	163,734	27%	91,415	397,228	488,643
Total	$620,683	100%	2,461,680	2,569,446	5,031,126

The following information reflects net revenue by product line for the three and six months ended June 30, 2004 and 2003, respectively (in thousands, except percentages), and is provided for informational purposes and should be read in conjunction with the Consolidated Condensed Financial Statements and Notes:

	Three months ended June 30, 2004		Three months ended June 30, 2003
Voice	270,254	82%	269,407	84%
Data and Internet	43,799	13%	32,225	10%
VOIP	17,562	5%	18,608	6%
Total	331,615	100%	320,240	100%

	Six months ended June 30, 2004		Six months ended June 30, 2003
Voice	558,682	82%	525,096	84%
Data and Internet	84,322	13%	60,461	10%
VOIP	36,634	5%	35,126	6%
Total	679,638	100%	620,683	100%

Results of operations for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003

Net revenue increased $11.4 million or 4% to $331.6 million for the three months ended June 30, 2004 from $320.2 million for the three months ended June 30, 2003.

North America:   North American net revenue decreased $2.6 million or 2% to $117.5 million for the three months ended June 30, 2004 from $120.1 million for the three months ended June 30, 2003. The decrease is primarily attributed to a decrease of $14.0 million in residential and business voice services in the United States, offset by an increase of $9.3 million in the usage of prepaid calling cards in Canada and the United States, and an increase of $2.8 million in Internet services in Canada. Offsetting the decrease in North America, foreign currency had a positive impact of $1.4 million due to the strengthening of the CAD against the USD when comparing the exchange rates for the three months ended June 30, 2004 to the three months ended June 30, 2003.

	For the three months ended June 30, 2004		For the three months ended June 30, 2003		Quarter over Quarter
Revenue by Country	Net Revenue	% of North America	Net Revenue	% of North America	Variance	Variance %
United States	$58,709	50%	$68,210	57%	$(9,501)	(14)%
Canada	57,981	49%	50,946	42%	7,035	14%
Other	833	1%	911	1%	(78)	(9)%
North America Total	$117,523	100%	$120,067	100%	$(2,544)	(2)%

Europe:   European net revenue was relatively stable with a decrease of $0.8 million or 1% to $112.9 million for the three months ended June 30, 2004 from $113.7 million for the three months ended June 30, 2003. There was an increase of $2.2 million in prepaid VMNS and calling cards, along with an increase of $2.9 million in cellular handsets and services, offset by decreases in carrier business, primarily in Germany, of $4.5 million, and business voice services of $1.4 million. A shift of revenues occurred as part of the prepaid VMNS and calling card business was moved out of the Netherlands’ operation to the United Kingdom’s operation. Offsetting the decrease in Europe, foreign currency had a positive impact of $3.7 million due to the strengthening of the GBP against the USD when comparing exchange rates for the three months ended June 30, 2004 to the three months ended June 30, 2003.

	For the three months ended June 30, 2004		For the three months ended June 30, 2003		Quarter over Quarter
Revenue by Country	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$60,025	53%	$31,462	28%	$28,563	91%
Netherlands	19,213	17%	46,395	41%	(27,182)	(59)%
Germany	11,811	11%	15,248	13%	(3,437)	(23)%
France	5,982	5%	4,983	4%	999	20%
Other	15,847	14%	15,568	14%	279	2%
Europe Total	$112,878	100%	$113,656	100%	$(778)	(1)%

Asia-Pacific:   Asia-Pacific net revenue increased $14.7 million or 17% to $101.2 million for the three months ended June 30, 2004 from $86.5 million for the three months ended June 30, 2003. The increase is attributable to an increase of $13.5 million from our Australian operation, which was comprised of an increase in residential revenues of $3.3 million, business revenues of $1.6 million and Internet and hosting revenues of $8.0 million, including the acquisition of AOL/7 Pty Ltd (“AOL/7”) which contributed $5.4 million. Of the increase in Asia-Pacific, foreign currency had a positive impact of $9.6 million due to the strengthening of the AUD against the USD when comparing exchange rates for the three months ended June 30, 2004 to the three months ended June 30, 2003.

	For the three months ended June 30, 2004		For the three months ended June 30, 2003		Quarter over Quarter
Revenue by Country	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$95,313	94%	$81,830	95%	$13,483	16%
Japan	3,121	3%	2,618	3%	503	19%
Other	2,780	3%	2,069	2%	711	34%
Asia-Pacific Total	$101,214	100%	$86,517	100%	$14,697	17%

Cost of revenue increased $2.6 million to $199.0 million, or 60.0% of net revenue, for the three months ended June 30, 2004 from $196.4 million, or 61.3% of net revenue, for the three months ended June 30, 2003. The decrease in cost of revenue as a percentage of net revenue is primarily a result of a change in product mix from decreased low margin carrier revenue to other higher margin revenue products such as prepaid calling cards and Internet services. North American cost of revenue decreased $0.8 million primarily due to a decrease of $5.2 million in costs related to the reduced business and residential voice revenues, offset by an increase of $4.9 million associated with prepaid calling cards in Canada. European cost of revenue decreased by $3.8 million, which is mainly attributable to a decrease in carrier services in Germany. An increase of $7.2 million in cost of revenue in Asia-Pacific is attributable to a $6.5 million increase in Australia, mostly in the residential and business voice traffic, along with increased Internet service costs from the AOL/7 acquisition.

Selling, general and administrative expenses increased $6.2 million to $95.4 million, or 28.8% of net revenue, for the three months ended June 30, 2004 from $89.2 million, or 27.9% of net revenue, for the three months ended June 30, 2003. The increase in selling, general and administrative expenses is attributable to an increase of $3.8 million in salaries and benefits which reflects additional spending for retail VOIP, local and cellular initiatives; $1.3 million in professional fees which includes efforts related to Sarbanes-Oxley compliance and strategic tax planning; and a $0.8 million increase in general and administrative expenses.

Depreciation and amortization expense increased $1.9 million to $23.1 million for the three months ended June 30, 2004 from $21.2 million for the three months ended June 30, 2003. The increase consists of an increase in depreciation expense of $1.8 million, primarily as a result of acquisitions in Australia and Canada.

Loss on sale of fixed assets increased $1.1 million to $1.9 million for the three months ended June 30, 2004 from $0.8 million for the three months ended June 30, 2003. The loss in the three months ended June 30, 2004 was the result of a sale of network equipment which was decommissioned when it was replaced by newer technology during the three months ended June 30, 2004. The loss in 2003 was also the result of a sale of network equipment.

Interest expense decreased $3.0 million to $11.6 million for the three months ended June 30, 2004 from $14.6 million for the three months ended June 30, 2003. The decrease is primarily a result of $9.0 million in interest saved from the reduction of senior debt and other financing arrangements in the past twelve months, partially offset by $6.0 million in interest expense from our debt offerings in September 2003 and January 2004.

Gain (loss) on early extinguishment of debt was a gain of $0.3 million for the three months ended June 30, 2004 and a gain of $8.0 million for the three months ended June 30, 2003. The gain of $0.3 million resulted from our purchase of $5.5 million in principal amount of our senior notes, prior to maturity, for $5.1 million in cash, slightly offset by the write-off of related deferred financing costs. The gain of $8.0 million in the three months ended June 30, 2003 consisted of a $4.3 million gain related to the settlement of an outstanding vendor debt obligation in Europe of $14.9 million for approximately $10.6 million in cash, and a $3.6 million gain resulted from our purchase of $10.2 million in principal amount of our senior notes, prior to maturity, for $6.3 million in cash, slightly offset by the write-off of related deferred financing costs.

Foreign currency transaction gain (loss) decreased $29.5 million to a loss of $14.7 million for the three months ended June 30, 2004 from a gain of $14.8 million for the three months ended June 30, 2003. The decrease is attributable to the impact of period-end foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense increased to $1.7 million for the three months ended June 30, 2004 from $0.6 million for the three months ended June 30, 2003. The expense for the three months ended June 30, 2004 consists primarily of $1.4 million of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiaries by our Canadian and Australian subsidiaries. For the three months ended June 30, 2003, $0.4 million of the expense consists of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Canadian and Australian subsidiaries, and $0.2 million of income tax recognized by our Canadian subsidiary.

Results of operations for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003

Net revenue increased $58.9 million or 9% to $679.6 million for the six months ended June 30, 2004 from $620.7 million for the six months ended June 30, 2003.

North America:   North American net revenue increased $14.6 million or 6% to $252.4 million for the six months ended June 30, 2004 from $237.8 million for the six months ended June 30, 2003. The increase is primarily attributed to an increase of $14.0 million in carrier services in the United States. There was an increase in prepaid card revenue of $23.1 million, offset by a decrease in business and residential voice services of $23.1 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Of the increase in North America, foreign currency had a positive impact of $9.2 million due to the strengthening of the CAD against the USD when comparing the exchange rates for the six months ended June 30, 2004 to the six months ended June 30, 2003.

	For the six months ended June 30, 2004		For the six months ended June 30, 2003		Year-to-date over Year-to-date
Revenue by Country	Net Revenue	% of North America	Net Revenue	% of North America	Variance	Variance %
United States	$130,801	52%	$140,812	59%	$(10,011)	(7)%
Canada	119,711	47%	95,164	40%	24,547	26%
Other	1,858	1%	1,788	1%	70	4%
North America Total	$252,370	100%	$237,764	100%	$14,606	6%

Europe:   European net revenue was relatively stable with a decrease of $0.3 million to $218.9 million for the six months ended June 30, 2004 from $219.2 million for the six months ended June 30, 2003. There was an increase of $6.6 million in prepaid VMNS and calling cards, along with an increase of $4.1 million in cellular handsets and services, offset by decreases in the carrier business of $12.1 million. A shift of revenues occurred as part of the prepaid VMNS and calling card business was moved out of the Netherlands’ operation to the United Kingdom’s operation. Of the increase in Europe, foreign currency had a positive impact of $10.2 million due to the strengthening of the GBP against the USD when comparing the exchange rates for the six months ended June 30, 2004 to the six months ended June 30, 2003.

	For the six months ended June 30, 2004		For the six months ended June 30, 2003		Year-to-date over Year-to-date
Revenue by Country	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$110,510	50%	$66,900	31%	$43,610	65%
Netherlands	40,831	19%	84,556	39%	$(43,725)	(52)%
Germany	24,715	12%	28,285	12%	$(3,570)	(13)%
France	11,145	5%	9,866	5%	$1,279	13%
Other	31,725	14%	29,578	13%	$2,147	7%
Europe Total	$218,926	100%	$219,185	100%	$(259)	(0)%

Asia-Pacific:   Asia-Pacific net revenue increased $44.6 million or 27% to $208.3 million for the six months ended June 30, 2004 from $163.7 million for the six months ended June 30, 2003. The increase is attributable to an increase of $42.0 million from our Australian operation, which was comprised of an increase in residential voice services of $15.5 million, business voice services of $7.3 million and Internet business of $14.8 million including the acquisition of AOL/7 which contributed $7.5 million. Of the total increase, $32.4 million is associated with the positive impact of the strengthening AUD against the USD.

	For the six months ended June 30, 2004		For the six months ended June 30, 2003		Year-to-date over Year-to-date
Revenue by Country	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$196,374	94%	$154,333	94%	$42,041	27%
Japan	6,270	3%	5,619	4%	651	12%
Other	5,698	3%	3,782	2%	1,916	51%
Asia-Pacific Total	$208,342	100%	$163,734	100%	$44,608	27%

Cost of revenue increased $22.3 million to $408.7 million, or 60.1% of net revenue, for the six months ended June 30, 2004 from $386.4 million, or 62.3% of net revenue, for the six months ended June 30, 2003. The decrease in cost of revenue as a percentage of net revenue is primarily a result of a change in product mix from decreased low margin carrier revenue to other higher margin revenue products such as prepaid calling cards and Internet services. With the majority of cost of revenue being variable, based on minutes of use, the increase in cost of revenue is primarily attributable to the increase in traffic which is also reflected in the increase in net revenue. North American cost of revenue increased $8.2 million primarily due to an increase of $12.8 million associated with the increase in carrier services in the United States. This increase is partially offset by the decline in costs related to the revenue decrease in business and residential voice services. European cost of revenue decreased by $9.7 million. This decrease is a result of a shift in revenue mix from lower margin carrier business to higher margin retail business, primarily prepaid VMNS and calling cards, along with a decrease in wholesale revenue in Germany. An increase of $23.8 million in cost of revenue in Asia-Pacific is attributable to a $22.4 million increase in Australia, mostly in the residential and business voice traffic, along with the increase in Internet services costs from AOL/7.

Selling, general and administrative expenses increased $22.8 million to $189.7 million, or 27.9% of net revenue, for the six months ended June 30, 2004 from $166.9 million, or 26.9% of net revenue, for the six months ended June 30, 2003. The increase in selling, general and administrative expenses is attributable to a $6.1 million increase in sales and marketing expenses primarily as a result of increased commission expense for prepaid VMNS and calling card sales. The increase is further attributed to a $9.9 million increase in salaries and benefits which reflects additional spending for retail VOIP, local and cellular initiatives; $2.9 million in professional fees which includes efforts related to Sarbanes-Oxley compliance and strategic tax planning; and a $1.9 million increase in general and administrative expenses.

Depreciation and amortization expense increased $5.0 million to $46.6 million for the six months ended June 30, 2004 from $41.6 million for the six months ended June 30, 2003. The increase consists of an increase in depreciation expense of $5.5 million primarily as a result of acquisitions in Australia and Canada slightly offset by a decrease in amortization expense of $0.4 million as several customer lists became fully amortized in 2003.

Interest expense decreased $3.3 million to $26.7 million for the six months ended June 30, 2004 from $30.0 million for the six months ended June 30, 2003. The decrease is a result of $14.5 million in interest saved from the reduction of senior debt and other financing arrangements in the past twelve months, offset by $11.2 million in interest expense from our debt offerings in September 2003 and January 2004, and a $0.9 million early termination penalty for reduction of debt.

Gain (loss) on early extinguishment of debt was a loss of $13.9 million for the six months ended June 30, 2004, from a gain of $14.6 million for the six months ended June 30, 2003. The loss of $13.9 million resulted from our purchase of $186.4 million in principal amount of our senior notes, prior to maturity, for $197.3 in cash, and a $3.0 million write-off of related deferred financing costs. The gain in the six months ended June 30, 2003 consisted of a $10.3 million gain as a result of our purchase of $53.8 million in principal amount of senior notes, prior to maturity, for $42.5 million in cash, slightly offset by the write-off of deferred financing costs, and a $4.3 million gain related to the settlement of an outstanding vendor debt obligation of $14.9 million in Europe for approximately $10.6 million in cash.

Foreign currency transaction gain (loss) decreased $40.6 million to a loss of $15.8 million for the six months ended June 30, 2004 from a gain of $24.8 million for the six months ended June 30, 2003. The decrease is attributable to the impact of period-end foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense decreased to $2.6 million for the six months ended June 30, 2004 from $3.0 million for the six months ended June 30, 2003. The expense for the six months ended June 30, 2004 primarily consists of  foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiaries by our Canadian and Australian subsidiaries. For the six months ended June 30, 2003, the expense primarily consists of $2.0 million of income tax recognized by our Canadian subsidiary and $0.9 million of foreign withholding tax on intercompany interest owed to our United States subsidiaries by our Canadian and Australian subsidiaries.

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

Net cash provided by operating activities was $33.8 million for the six months ended June 30, 2004 as compared to net cash provided by operating activities of $39.2 million for the six months ended June 30, 2003. The overall decrease in operating cash generated was comprised of an increase of $22.3 million in cost of sales, an increase in selling, general and administrative expenses of $22.8 million, and additional funds used to pay down our current liabilities, including accounts payable and accrued interconnection costs in the amount of $29.1 million to improve our working capital position. The opposite was true in the first six months of 2003 as cash payments on accounts payable and other current liabilities slowed by $4.8 million. For the six months ended June 30, 2004, cash was also used to build our current asset base by $6.9 million, which increased our inventories and prepaid advertising balance. However, in the six months ended June 30, 2003, current assets decreased as those assets were depleted by $7.4 million. These decreases were offset by an increase in gross revenue of $54.2 million, a decrease in cash paid for interest of $7.3 million, and a decrease in accounts receivable of $10.2 million in the first six months of 2004 as compared to an increase in accounts receivable of $18.3 million in the first six months of 2003.

Net cash used by investing activities was $43.9 million for the six months ended June 30, 2004 compared to $10.8 million for the six months ended June 30, 2003. Net cash used by investing activities during the six months ended June 30, 2004 included $17.5 million of capital expenditures primarily for our global network and back office support systems, along with cash used for business acquisitions in the amount of $26.4 million—mostly for AOL/7 in Australia and Magma Communications, Ltd. (“Magma”) in Canada. For the six months ended June 30, 2003, net cash used by investing activities consisted of $9.7 million for capital expenditures and the remainder was used for acquisitions.

Net cash provided by financing activities was $19.3 million for the six months ended June 30, 2004 as compared to net cash used in financing activities of $55.8 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, cash provided by financing activities consisted of $233.0 million from the issuance of our 2004 Senior Notes and $2.2 million in other financing, offset by $197.3 million used for the purchase or redemption of certain of our debt securities and $19.6 million of principal payments on capital leases, vendor financing and other long-term obligations. During the six months ended June 30, 2003, cash used in financing activities consisted of $42.5 million for the purchase of certain of our debt securities, $31.5 million for principal payments on capital leases, vendor financing and other long-term obligations, partially offset by $8.9 million in proceeds from the sale of convertible preferred stock and $9.1 million in proceeds from the issuance of other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

We believe that our existing cash and cash equivalents and internally generated funds from operating activities will be sufficient to fund our debt service requirements and other fixed obligations (such as capital leases, vendor financing and other long-term obligations), capital expenditures, and other cash needs for our operations through at least the next twelve months. Long-term funding may require the issuance of additional debt or equity. Based on historical results and our business forecasts, we believe our plan for short-term and long-term funding expectations are accurate and achievable. We believe the current network meets the near-term needs of our current and prospective customers and that capital expenditures will be in the range of $40 million to $45 million in 2004. We expect these spending levels to remain consistent over the next few years. These capital expenditures are expected to be funded in part through the proceeds of the January 2004 note issuance, and through existing cash and cash equivalents and/or internally generated funds. We will continue to have significant debt and debt service obligations during the next twelve months and on a long-term basis. However, there can be no assurance that changes in assumptions or conditions, including those referenced under “Legal Proceedings” and “Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity position. As of June 30, 2004, we have $40.7 million in future minimum purchase obligations, $35.6 million in future operating lease payments and $581.7 million of indebtedness with payments of principal and interest due as follows:

Year Ending December 31,	Vendor Financing	Senior Notes	Senior Convertible Notes	Other Long Term Obligations	Convertible Subordinated Debentures	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2004 (as of June 30)	$8,616	$15,186	$2,475	$8,366	$2,045	$7,925	$6,952	$51,565
2005	15,518	30,371	4,950	2,037	4,089	24,675	10,086	91,726
2006	13,999	30,371	4,950	2,798	4,089	8,100	7,123	71,430
2007	4,994	30,371	4,950	177	73,164	—	5,671	119,327
2008	1,755	30,371	4,950	54	—	—	3,468	40,598
Thereafter	237	440,727	141,900	203	—	—	2,286	585,353
Minimum Principal & Interest Payments	45,119	577,397	164,175	13,635	83,387	40,700	35,586	959,999
Less: Amount Representing Interest	(5,448)	(251,642)	(32,175)	(467)	(12,268)	—	—	(302,000)
Total Principal Payments	$39,671	$325,755	$132,000	$13,168	$71,119	$40,700	$35,586	$657,999

The purchase price for Telesonic Communications, Inc. (“TCI”), a Canadian prepaid card company, may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company’s adjusted revenues exceed certain targeted levels by May 2005.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $40.7 million remaining in 2004, 2005 and 2006.

In March 1999, we purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the “LTN Companies”). In April 2001, the LTN Companies received a federal notice and, in May 2002, a provincial notice of income tax assessment disputing certain deductions from taxable income made by the LTN Companies, prior to our acquisition, in the aggregate amount of $5.9 million (8.0 million CAD), plus penalties and interest of $11.3 million (15.2 million CAD). As of June 30, 2004, we had paid $1.8 million (2.4 million CAD). On July 26th, 2004, we received written confirmation from the Canada Revenue Agency that their appeals division has agreed with our position and that the LTN assessment will be reversed except for one item that represents less than $0.2 million (0.3 million CAD).

Off Balance Sheet Arrangements

Our off balance sheet arrangements consist primarily of an investment in an unconsolidated affiliate, Bekkoame Internet, Inc. of which we own 37% and account for under the equity method. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions. We do not guaranty financing obtained by our unconsolidated investment, nor are there any other provisions of our investment agreement with our unconsolidated investment which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the investment. We provide indemnity insurance pursuant to which directors and officers are indemnified or insured against liability or loss under certain circumstances which may include liability or related loss under the Securities Act of 1933 and the Exchange Act of 1934.

From time to time, we maintain an active dialogue with potential debt and equity investors for raising capital for additional liquidity, debt reduction, refinancing of existing indebtedness and for additional working capital and growth opportunities. There can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms. If we are successful in raising additional financing, securities comprising a significant percentage of our diluted capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change, including those with respect to our debt levels or the development of the network and new products and services and the level of our operations and cash from operating activities, if our assumptions prove inaccurate, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected.

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) approved Emerging Issue Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards (“SFAS”) 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have an effect on our consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. With respect to variable interest entities created prior to February 1,

2003, FIN No. 46 was effective March 31, 2004. The adoption of  FIN No. 46 did not have a material effect on our consolidated financial position or results of operations.

Special Note Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•        expectations of future growth, revenue, foreign revenue contributions and net income, as well as income from operations, earnings per share, cost reduction efforts, cash flow, working capital, network development, development of Internet, VOIP, cellular and local services, traffic development, capital expenditures, selling, general and administrative expenses, goodwill impairment charges, service introductions and cash requirements;

•        increased competitive pressures and response to accelerated new product initiatives and bundled service offerings;

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

Factors and risks, including certain of those described in greater detail herein, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include, without limitation:

•        changes in business conditions;

•        accelerated competitive and pricing pressures in the markets in which we operate;

•        fluctuations in the exchange rates of currencies, particularly any strengthening of the USD relative to foreign currencies of the countries where we conduct our foreign operations;

•        adverse interest rate developments;

•        difficulty in maintaining or increasing customer revenues through our new product initiatives and bundled service offerings;

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

•        further changes in the telecommunications or Internet industry, including rapid technological changes, regulatory changes in our principal markets and the degree of competitive pressure that we may face;

•        adverse tax rulings from applicable taxing authorities;

•        DSL, Internet, cellular and telecommunications competition;

•        changes in financial, capital market and economic conditions;

•        changes in service offerings or business strategies;

•        difficulty in migrating or retaining customers associated with recent acquisitions of customer bases, or integrating other assets;

•        difficulty in providing local, VOIP or cellular services;

•        changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate;

•        restrictions on our ability to follow certain strategies or complete certain transactions as a result of our inexperience with new product initiatives, our capital structure or debt covenants;

•        risks associated with our limited DSL, Internet, VOIP, Web hosting and cellular experience and expertise;

•        entry into developing markets;

•        the possible inability to hire and/or retain qualified sales, technical and other personnel, and to manage growth;

•        risks associated with international operations;

•        dependence on effective information systems;

•        dependence on third parties to enable us to expand and manage our global network and operations and to offer local and cellular services;

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

Liquidity Restrictions; Possible Inability to Obtain Necessary Financing.   We believe that our existing cash and internally generated funds will be sufficient to fund our operations, debt service requirements, capital expenditures, acquisitions and other cash needs for our operations at least through the next twelve months. However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief. See for instance information under “Liquidity and Capital Resources–Short- and Long-Term Liquidity Considerations and Risks” and in this “Special Note Regarding Forward-Looking Statements.”  If adverse events referenced therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

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

Limited Experience in Delivering New Product Initiatives and in Providing Bundled Local, Internet, Data and VOIP Services.   During 2004, we accelerated initiatives to provide cellular, broadband and local wireline services in certain markets where we operate. During the second quarter of 2004 we accelerated initiatives to become an integrated wireline, cellular and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the migration of certain of our wireline and ISP customers to our competitors’ bundled cellular, wireline and broadband service offerings. Our experience in providing these new products in certain markets and in providing these bundled service offerings is limited. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expect that we will experience increased competition from traditional telecommunications carriers and cable companies that expand into the market for broadband and Internet services. Therefore, future operations involving these individual or bundled services may not succeed in this new competitive environment, we may not be able to expand successfully and we may experience margin pressure. As a result, there can be no assurance that we will maintain or increase revenues or that we will be able to generate income from operations or net income in the future or on any predictable basis.

Pricing Pressure.   The long distance telecommunications, Internet, data and cellular industry is significantly influenced by the marketing and pricing decisions of the larger long distance industry, Internet access and cellular business participants. Prices in the long distance industry have declined in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Our competitors in our core markets include, among others: AT&T, MCI, Sprint, the RBOCs and the major cellular carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, CallNet, Allstream (formerly AT&T Canada) and the major cellular companies in Canada; and BT, Cable & Wireless United Kingdom, MCI, Colt Telecom, Energis and the major cellular carriers in the United Kingdom. Customers frequently change long distance providers and ISPs in response to the offering of lower rates or promotional incentives by competitors. Generally, customers can switch carriers at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is likely to become similar to the intense competition in the United States. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, Canada and Australia and the major cellular carriers and cable companies, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls. This strategy could have a material adverse effect on our net revenue per minute, results of operations and financial condition if increases in telecommunications usage and potential cost declines do not result from, or are insufficient to offset the effects of, such price decreases. Many companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future.

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

Historical and Future Operating Losses and Net Losses.   As of June 30, 2004, we had an accumulated deficit of $(710.0) million. The Company incurred net losses of $(63.6) million in 1998, $(112.7) million in 1999, $(174.7) million in 2000, $(306.2) million in 2001 and $(34.6) million in 2002. During the year ended December 31, 2003, we recognized net income of $54.8 million, of which $39.4 million is the positive impact of foreign currency transaction gains. Our net income and net revenue growth should not necessarily be considered to be indicative of future net income and net revenue growth. We cannot assure you that our net income or net revenue will grow or be sustained in future periods. If we cannot sustain net income or operating profitability, we may not be able to meet our debt service or working capital requirements.

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

Intense Competition in Telecommunications.   The local and long distance telecommunications, data, broadband and cellular industry is intensely competitive with relatively limited barriers to entry in the more deregulated countries we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, cellular companies, cable television companies and utilities. For example, the United States and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the United States, as certain conditions have been met under the Telecommunications Act of 1996, the regional Bell operating companies (RBOCs) have been allowed to enter the long distance market, AT&T, MCI and other long distance carriers have been allowed to enter the local telephone services market, and any entities, including cable television companies and utilities, have been allowed to enter both the local service and long distance telecommunications markets. Moreover, the rapid enhancement of VOIP technology may result in increasing levels of traditional domestic and international voice long distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks such as ours. Currently, there are significant cost savings associated with carrying voice traffic employing VOIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long distance voice services will decrease in order to be competitive with VOIP. Additionally, competition is expected to be intense to switch customers to VOIP product offerings, as is evidenced by numerous recent market announcements in the United States and internationally from industry leaders and competitive carriers concerning significant VOIP initiatives. Our ability effectively to retain our existing customer base and generate new customers, either through our network or our own VOIP offerings, may be adversely affected by accelerated competition arising as a result of VOIP initiatives. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

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

International Operations.   We have significant international operations and, as of June 30, 2004, derive more than 75% of our revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to its switches within its territory. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

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

Industry Changes.   The telecommunications industry is changing rapidly due to deregulation, privatization, technological improvements, availability of alternative services such as cellular and VOIP, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as cellular and VOIP services, are a substantial competitive threat. If we do not adjust our contemplated plan of development to meet changing market conditions, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

Network Development; Migration of Traffic.   Our long-term success depends on our ability to design, implement, operate, manage and maintain a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network and to provide local and cellular services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to migrate traffic onto our network, or if we experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

Dependence on Key Personnel.   The loss of the services of K. Paul Singh, our Chairman and Chief Executive Officer, or the services of our other key personnel, or our inability to attract and retain additional key management, technical and sales personnel, could have a material adverse effect upon us.

Government Regulation.   Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Recent widespread regulatory changes in the United Kingdom and potential future regulatory, judicial, legislative and government policy changes in other jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony; if regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and operating costs may increase; (3) general changes in access charges, universal service and regulatory fee payments would affect our cost of providing long distance services; and (4) general changes in access charges and contribution payments could adversely affect our cost of providing long distance, cellular and other services. Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

Foreign currency—A significant portion of net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each respective entity. In the future we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. Due to the large percentage of our revenues derived outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies, could have an adverse impact on our future results of operations. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Prior to 2002, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from translation as a charge or credit to “accumulated other comprehensive income (loss)” within the stockholders’ deficit section of the consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to the subsidiaries. As we are anticipating repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect our reported profits and losses and cash flows and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the EUR, there is a negative effect on our reported results for Europe. It takes more profits in EUR to generate the same amount of profits in stronger USD. The opposite is also true. That is, when the USD weakens there is a positive effect on our reported results for Europe.

In the six months ended June 30, 2004, the USD weakened compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is the AUD, CAD, GBP and EUR increased (decreased) 6%, 16%, 46% and (36)% in local currency compared to the six months ended June 30, 2003, but increased (decreased) 27%, 26%, 65% and (29)% in USD, respectively.

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

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of June 30, 2004 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, convertible subordinated debentures, leased fiber capacity, equipment financing, and other long-term obligations in effect at June 30, 2004. In the case of the senior notes and Convertible Subordinated Debentures, the table excludes the potential exercise of the relevant redemption and conversion features.

	Year of Maturity
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Interest Rate Sensitivity
Fixed Rate	$12,330	$9,136	$9,710	$73,099	$45	$457,935	$562,255	$529,685
Average Interest Rate	3%	8%	7%	6%	2%	8%	6%
Variable Rate	$2,829	$5,950	$5,866	$2,905	$1,674	$234	$19,458	$19,458
Average Interest Rate	7%	7%	7%	7%	7%	7%	7%

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We and certain of our executive officers were named as defendants in two separate securities lawsuits brought by stockholders (“Plaintiffs”) of Tutornet.com, Inc. (“Tutornet”) in the United States District Courts in Virginia and New Jersey. Plaintiffs sued Tutornet and several of its officers (collectively, the “Non-Primus Defendants”) for an undisclosed amount alleging fraud in the sale of Tutornet securities. Plaintiffs also named us and several of our executive officers (the “Primus Defendants”) as co-defendants. No officer of Primus has ever served as an officer or director of Tutornet or acquired any securities of Tutornet. Neither we nor any of our subsidiaries or affiliates own, or have ever owned, any securities of Tutornet.

In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict of $176 million in favor of Plaintiffs against the Non-Primus Defendants only. The Non-Primus Defendants filed post-trial motions seeking to reverse or reduce the jury’s award, and Plaintiffs sought a new trial involving the Primus Defendants. On April 2, 2003, the judge denied Plaintiffs’ motion for a new trial and/or to alter and amend the judgment, as well as their motion for directed verdicts involving the Primus Defendants. In May 2003, Plaintiffs filed an appeal in the 4th Circuit of the United States Court of Appeals (4th Circuit) regarding the Primus Defendants’ dismissal. Plaintiffs and the Primus Defendants briefed the 4th Circuit in 2003 and participated in oral arguments in May 2004. On July 16, 2004, the three-judge panel of the 4th Circuit affirmed the district court’s decision. Plaintiffs did not file a petition for rehearing before the three-judge panel or rehearing before all the judges on the 4th Circuit within the required 14-day period, which period expired on July 30, 2004.

The New Jersey case was filed on September 24, 2002 and included claims against the Primus Defendants. The Primus Defendants moved to dismiss, and the case was stayed pending further decision by the court in the Virginia case. After the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case agreed to a dismissal without prejudice of the claims against the Primus Defendants, pending a decision in the appeal by the plaintiffs in the Virginia case. Plaintiffs have been notified of the 4th Circuit’s decision to affirm the district court decision in the Virginia case.

On December 9, 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to Plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. We acquired TresCom in June 1998, and TresCom is currently our subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. We filed an answer on January 25, 2000, and discovery has commenced. A trial date has not yet been set. We have recorded an accrual for the amounts that management estimates to be the probable loss. Our legal and financial liability with respect to such legal proceeding would not be covered by insurance, and our ultimate liability, if any, cannot be estimated with certainty at this time. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on our financial results. We intend to defend the case vigorously. We believe that this suit will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

We are subject to certain other claims and legal proceedings that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to us. We believe that any aggregate liability that may ultimately result from the resolution of these other matters will not have a material adverse effect on our consolidated financial position and results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on June 16, 2004, the stockholders of the Company, holding 89,711,538 shares of record, (i) elected Mr. John G. Puente and Mr. Douglas M. Karp as directors of the Company for a three-year term, (ii) approved an amendment to the Company’s Employee Stock Option Plan to expand the form of awards, rename the Equity Incentive Plan and reflect a change in certain other terms, and (iii) approved an amendment to the Company’s Director Stock Option Plan to increase the number of shares reserved for issuance thereunder and authorized the issuance of restricted stock in lieu of cash compensation. The voting results were as follows: 73,799,218 and 73,799,118 shares were in favor of Mr. Puente and Mr. Karp, respectively, 669,904 and 669,004 against Mr. Puente and Mr. Karp, respectively, and 309,382 shares were withheld for both Mr. Puente and Mr. Karp. The vote approving the amendment to the Company’s Employee Stock Option Plan was 43,551,896 for, 2,362,120 against, and 87,435 withheld. The vote approving the amendment to the Company’s Director Stock Option Plan was 42,627,067 for, 3,275,788 against, and 98,595 withheld. David E. Hershberg, Nick Earle, Pradman P. Kaul, K. Paul Singh, John F. DePodesta and Paul G. Pizzani continued as directors of the Company after the meeting, along with Messrs. Puente and Karp.

ITEM 5.   OTHER INFORMATION

Due to responsibilities with his new employment in Europe, Nick Earle resigned from the Board of Directors effective July 27, 2004.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits (see index on page 52)

(b)          Reports on Form 8-K

Form 8-K dated April 29, 2004 was filed to announce the Company’s results of operations for the quarter ended March 31, 2004.

Form 8-K dated April 29, 2004 was filed to announce the Company and PTHI filed a Registration Statement on Form S-4 (the “S-4 Registration Statement”) with respect to a registered exchange offer of $240 million aggregate principal amount of registered 8% senior notes due 2014 for $240 million aggregate principal amount of 8% senior notes due 2014 that were previously issued in an offering exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primus Telecommunications Group, Incorporated
Date:	August 9, 2004	By:	/s/ Neil L. Hazard
Neil L. Hazard
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
Date:	August 9, 2004	By:	/s/ Tracy Book Lawson
Tracy Book Lawson
Vice President—Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Loan agreement dated as of April 2, 2004 between the Manufactures Life Insurance Company and Primus Canada Inc. and 3082833 Nova Scotia Company.
31	Certifications.
32	Certifications*.

*                    This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.