Form 10-Q/A
period 2003-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2004-10-15
CIK 1006837

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	September 30, 2004
Common Stock $.01 par value	89,863,126

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

EXPLANATORY NOTE

Primus Telecommunications Group, Incorporated and subsidiaries (the “Company”) is filing this Amendment to Form 10-Q solely to amend the basic weighted average common shares outstanding and basic and diluted income per common share accordingly, disclosed in the consolidated condensed financial statements included in Part I, Item 1 of the Company’s Form 10-Q for the three- and nine-month periods ended September 30, 2003 as originally filed with the Securities and Exchange Commission on November 14, 2003 (the “Quarterly Report”).  Basic weighted average common shares outstanding as presented on the statements of operations and in the notes to the consolidated condensed financial statements for the three- and nine-month periods ended September 30, 2003 is hereby restated to reflect the removal of the Series C convertible preferred stock from the calculation of basic weighted average common shares outstanding as it does not meet the definition of a participating security.  Because the Series C Preferred was deemed to be non-participating, the shares are assumed to be converted into common shares and the accreted and deemed dividend on convertible preferred stock is removed from the calculation of diluted income per common share. Basic and diluted income per common share were restated accordingly.  There is no impact on previously reported net income for the three- and nine-month periods ended September 30, 2003 nor on the statements of operations for the three- and nine-month periods ended September 30, 2002.  This Amendment reflects only the changes discussed above.  No other information included in the Quarterly Report has been modified or updated.  This Amendment continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures to reflect any events that occurred at a later date.

Concurrently, the Company is filing its amended quarterly reports on Form 10-Q/A for the quarters ended June 30, 2004 and March 31, 2004 and its amended annual report on Form 10-K/A for the year ended December 31, 2003 to reflect the amended basic weighted average common shares outstanding and the calculation of basic and diluted income per common share.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003*		2002	2003*		2002

NET REVENUE	$328,265		$260,533	$948,948		$756,444
COST OF REVENUE	195,804		170,782	582,190		498,244

GROSS MARGIN	132,461		89,751	366,758		258,200

OPERATING EXPENSES
Selling, general and administrative	87,280		63,570	254,146		187,084
Depreciation and amortization	21,160		20,096	62,713		60,067
Loss on sale of fixed assets	—		—	804		—
Asset impairment write-down	—		233	537		570

Total operating expenses	108,440		83,899	318,200		247,721

INCOME FROM OPERATIONS	24,021		5,852	48,558		10,479

INTEREST EXPENSE	(16,692)		(17,562)	(46,691)		(52,085)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(1,382)		—	13,252		27,251
INTEREST INCOME AND OTHER INCOME	185		5	385		880
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	431		(674)	25,249		(392)

INCOME (LOSS) BEFORE INCOME TAXES	6,563		(12,379)	40,753		(13,867)
INCOME TAX BENEFIT (EXPENSE)	(728)		(1,989)	(3,681)		8,679

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,835		(14,368)	37,072		(5,188)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—		—	—		(10,973)

NET INCOME (LOSS)	5,835		(14,368)	37,072		(16,161)
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	—		—	(1,678)		—
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,835		$(14,368)	$35,394		$(16,161)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) before cumulative effect of change in accounting principle	$0.09	*	$(0.22)	$0.54	*	$(0.08)
Cumulative effect of change in accounting principle	—		—	—		(0.17)
Income (loss)	$0.09	*	$(0.22)	$0.54	*	$(0.25)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) before cumulative effect of change in accounting principle	$0.06		$(0.22)	$0.41	*	$(0.08)
Cumulative effect of change in accounting principle	—		—	—		(0.17)
Income (loss)	$0.06		$(0.22)	$0.41	*	$(0.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	65,398	*	64,870	65,214	*	64,536
Diluted	91,763		64,870	90,026		64,536

*  As restated, see Note 10.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Income (loss) attributable to common stockholders, as reported	$5,835	$(14,368)	$35,394	$(16,161)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	503	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(641)	(338)	(2,120)	(1,075)
Pro forma income (loss) attributable to common stockholders	$5,194	$(14,706)	$33,777	$(17,236)

Basic income (loss) per common share:
As reported	$0.09	$(0.22)	$0.54	$(0.25)
Pro forma	$0.08	$(0.23)	$0.52	$(0.27)

Diluted income (loss) per common share:
As reported	$0.06	$(0.22)	$0.41	$(0.25)
Pro forma	$0.06	$(0.23)	$0.39	$(0.27)

Weighted average common shares outstanding:
Basic	65,398	64,870	65,214	64,536
Diluted	91,763	64,870	90,026	64,536

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

Amortization expense for customer lists and other intangible assets for the three months ended September 30, 2003 and 2002 was $5.2 million and $5.4 million, respectively.  Amortization expense for customer lists and other intangible assets for the nine months ended September 30, 2003 and 2002 was $15.5 million and $15.8 million, respectively.  The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ending December 31, 2003, 2004, 2005, 2006 and 2007 to be approximately $20.3 million, $12.3 million, $6.5 million, $0.7 million and $0.7 million, respectively.

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

(10)   Basic and Diluted Income (Loss) per Common Share (As Restated)

Basic income (loss) per common share is calculated by dividing income attributable to common stockholders by the weighted average common shares outstanding during the period.

Prior to the conversion of the Series C Preferred into common shares in November 2003, the Company included the number of common shares issuable upon conversion of the Series C Preferred in the basic weighted average common shares outstanding as the Series C Preferred was deemed to participate in the earnings of the Company with common shares.  Subsequent to the issuance of the Company’s Form 10-Q for the quarter ended September 30, 2003, the Company determined that the Series C Preferred did not meet the definition of a participating security.  As a result, the basic income per common share for the three and nine months ended September 30, 2003 has been restated to exclude the potentially dilutive common shares issuable upon conversion of the Series C Preferred for the period prior to its conversion. Also, because the Series C Preferred was deemed to be non-participating, the shares are assumed to be converted into common shares and the accreted and deemed dividend on convertible preferred stock is removed from the calculation of diluted income per common share.

A summary of the effects of the adjustments to the previously issued consolidated condensed financial information follows (in thousands, except per share amounts, and unaudited):

	For the Three Months Ended September 30, 2003		For the Nine Months Ended September 30, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Income per common share:
Basic	$0.07	$0.09	$0.41	$0.54
Diluted	$0.06	$0.06	$0.40	$0.41
Basic weighted average common shares outstanding	88,015	65,398	86,236	65,214

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common stock equivalents.  Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon the conversion of its Series C Preferred, September 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures and the warrants to purchase shares associated with the 1997 Senior Notes computed using the “if-converted” method.

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

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts, and unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income (loss)	$5,835	$(14,368)	$37,072	$(16,161)
Accreted and deemed dividend on convertible preferred stock	—	—	(1,678)	—
Income attributable to common stockholders	$5,835	$(14,368)	$35,394	$(16,161)

Weighted average common shares outstanding — basic	65,398	64,870	65,214	64,536
Series C Preferred	22,617	—	21,022	—
In-the-money options exercisable under stock option compensation plans	3,748	—	2,960	—
Weighted shares convertible related to September 2003 convertible senior notes	—		830
Weighted average common shares outstanding — diluted	91,763	64,870	90,026	64,536

Income per common share:
Basic	$0.09	$(0.22)	$0.54	$(0.25)
Diluted	$0.06	$(0.22)	$0.41	$(0.25)

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
31	Certifications.
32	Certification*.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date:	October 15, 2004	By:	/s/ NEIL L. HAZARD

Neil L. Hazard
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	October 15, 2004	By:	/s/ TRACY BOOK LAWSON

Tracy Book Lawson
Vice President — Corporate Controller (Principal Accounting Officer)