Form 10-K/A
period 2003-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2004-10-15
CIK 1006837

Use these links to rapidly review the document
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED INDEX TO FORM 10-K/A
PART II
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

        As of September 30, 2004, 89,863,126 shares of Common Stock, par value $.01, were outstanding.

Documents Incorporated by Reference:

        Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

EXPLANATORY NOTE

        Primus Telecommunications Group, Incorporated and subsidiaries (the "Company") is filing this Amendment to Form 10-K solely to amend the basic weighted average common shares outstanding and basic and diluted income per common share accordingly, disclosed in the consolidated financial statements included in Part II, Item 8 of the Company's Form 10-K for the year ended December 31, 2003 as originally filed with the Securities and Exchange Commission on March 15, 2004 (the "Annual Report"). Basic weighted average common shares outstanding as presented on the statement of operations and in the notes to the consolidated financial statements for the year ended December 31, 2003 is hereby restated to reflect the removal of the Series C convertible preferred stock from the calculation of basic weighted average common shares outstanding as it does not meet the definition of a participating security. Because the Series C Preferred was deemed to be non-participating, the shares are assumed to be converted into common shares and the accreted and deemed dividend on convertible preferred stock is removed from the calculation of diluted income per common share. Basic and diluted income per common share were restated accordingly. There is no impact on previously reported net income for the year ended December 31, 2003 nor on the statements of operations for the years ended December 31, 2002 and December 31, 2001. This Amendment reflects only the changes discussed above. No other information included in the Annual Report has been modified or updated. This Amendment continues to speak as of the date of the original filing of the Annual Report, and the Company has not updated the disclosures to reflect any events that occurred at a later date.

        Concurrently, the Company is filing its amended quarterly reports on Form 10-Q/A for the quarters ended June 30, 2004, March 31, 2004 and September 30, 2003 to reflect the amended basic weighted average common shares outstanding and the calculation of basic and diluted income per common share.

        This Amendment also includes Note 23—Guarantor/Non-Guarantor Consolidating Condensed Financial Information, which information was required to be disclosed in April 2004 in connection with the registration of Primus Telecommunications Holding, Inc.'s 8% senior notes due 2014, and as a result the Company filed a current report on Form 8-K on April 29, 2004 (the "Form 8-K") which superceded the previously filed Form 10-K. This Form 10-K/A supercedes the information previously filed on the Form 8-K.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

INDEX TO FORM 10-K/A

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
4.20
Indenture dated as of September 15, 2003 between the Company and Wachovia Bank, National Association, concerning the Company's 3 3/4% convertible notes, including therein the forms of the notes; Incorporated by reference to Exhibit 4.1 of Post-Effective Amendment No. 1 (No. 333-109902) to the Company's Registration Statement on Form S-3.
4.21
Registration Rights Agreement dated as of September 15, 2003 between the Company, Lehman Brothers Inc. and Harris Nesbitt Corp; Incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 (No. 333-109902) to the Company's Registration Statement on Form S-3.
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
12	Computation of ratio of earnings to fixed charges.****
21.1	Subsidiaries of the Registrant.****
23.1	Consent of Independent Registered Public Accounting Firm.*
31	Certifications.*
32	Certification.***
99.1	Lock-Up Agreement, as amended, dated November 21, 2003 among the Company and certain stockholders; Incorporated by reference to Exhibit 4.3 of the Resale S-3.
99.2	Contractual/Governance Agreement dated November 4, 2003, the Company and certain stockholders; Incorporated by reference to Exhibit 99.1 of the Resale S-3.

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
****
Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 2004.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
By:	/s/ K. PAUL SINGH K. Paul Singh Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ K. PAUL SINGH K. Paul Singh	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	October 15, 2004
/s/ JOHN F. DEPODESTA John F. Depodesta	Executive Vice President, Secretary and Director	October 15, 2004
/s/ NEIL L. HAZARD Neil L. Hazard	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)	October 15, 2004
/s/ TRACY BOOK LAWSON Tracy Book Lawson	Vice President and Corporate Controller (Principal Accounting Officer)	October 15, 2004
/s/ DAVID E. HERSHBERG* David E. Hershberg	Director	October 15, 2004
/s/ PRADMAN P. KAUL* Pradman P. Kaul	Director	October 15, 2004

/s/ JOHN G. PUENTE* John G. Puente	Director	October 15, 2004
/s/ DOUGLAS M. KARP* Douglas M. Karp	Director	October 15, 2004
/s/ PAUL G. PIZZANI* Paul G. Pizzani	Director	October 15, 2004
*By:	/s/ K. PAUL SINGH K. Paul Singh Attorney-in-fact	Director	October 15, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Primus Telecommunications Group, Incorporated
McLean, Virginia

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

        As discussed in Note 25 to the financial statements, the accompanying 2003 financial statements have been restated to amend the basic weighted average common shares outstanding and basic and diluted income per common share.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 12, 2004

(April 26, 2004 as to the guarantor disclosure in Note 23)
(October 14, 2004 as to the restatement disclosure in Note 25)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2003*		2002	2001
NET REVENUE	$1,287,779		$1,024,056	$1,082,475
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	786,308		668,643	767,841
Selling, general and administrative	342,350		254,152	303,026
Depreciation and amortization	86,015		82,239	157,596
Loss on sale of assets	804		—	—
Asset impairment write-down	2,668		22,337	526,309

Total operating expenses	1,218,145		1,027,371	1,754,772

INCOME (LOSS) FROM OPERATIONS	69,634		(3,315)	(672,297)
INTEREST EXPENSE	(60,733)		(68,303)	(100,700)
EQUITY INVESTMENT WRITE-OFF AND LOSS	(2,678)		(3,225)	—
GAIN ON EARLY EXTINGUISHMENT OF DEBT	12,945		36,675	491,771
INTEREST INCOME AND OTHER INCOME (EXPENSE)	1,075		2,454	(17,951)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	39,394		8,486	(1,999)

INCOME (LOSS) BEFORE INCOME TAXES	59,637		(27,228)	(301,176)
INCOME TAX BENEFIT (EXPENSE)	(5,769)		3,598	(5,000)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	53,868		(23,630)	(306,176)
EXTRAORDINARY ITEM	887		—	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	54,755		(23,630)	(306,176)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—		(10,973)	—

NET INCOME (LOSS)	54,755		(34,603)	(306,176)
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(1,678)		—	—

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$53,077		$(34,603)	$(306,176)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.76	*	$(0.37)	$(5.73)
Extraordinary item	0.01		—	—
Cumulative effect of change in accounting principle	—		(0.17)	—

Income (loss)	$0.77	*	$(0.54)	$(5.73)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.56	*	$(0.37)	$(5.73)
Extraordinary item	0.01		—	—
Cumulative effect of change in accounting principle	—		(0.17)	—

Income (loss)	$0.57	*	$(0.54)	$(5.73)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	68,936	*	64,631	53,423

Diluted	97,998		64,631	53,423

*
As restated, see Note 25.

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

COMMITMENTS AND CONTINGENCIES (Note 11)
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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Preferred Stock		Common Stock
							Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Stockholders' Equity (Deficit)
BALANCE, JANUARY 1, 2001	—	—	40,636	$406	$540,321	$(399,053)	$(57,979)	$83,695
Common shares issued for business acquisitions	—	—	265	3	587	—	—	590
Common shares issued upon exercise of employee stock options, net of note receivable	—	—	229	2	(2)	—	—	—
Common shares cancelled upon rescission of employee stock options	—	—	(229)	(2)	509	—	—	507
Common shares issued for employee stock purchase plan	—	—	529	5	572	—	—	577
Common shares issued for Restricted Stock Plan	—	—	18	—	132	—	—	132
Common shares cancelled for Restricted Stock Plan	—	—	(81)	(1)	1	—	—	—
Common shares sold	—	—	2,862	30	9,971	—	—	10,001
Common shares issued for payment on capital lease liability	—	—	50	—	35	—	—	35
Common shares issued for debenture conversion	—	—	19,179	192	54,997	—	—	55,189
Foreign currency translation adjustment	—	—	—	—	—	—	(37,287)	(37,287)
Unrealized loss on marketable securities	—	—	—	—	—	—	(747)	(747)
Reclassification adjustment for loss on marketable securities included in net loss	—	—	—	—	—	—	15,000	15,000
Net loss	—	—	—	—	—	(306,176)	—	(306,176)

BALANCE, DECEMBER 31, 2001	—	—	63,458	635	607,123	(705,229)	(81,013)	(178,484)
Common shares issued upon exercise of stock options	—	—	3	—	2	—	—	2
Common shares issued for employee stock purchase plan	—	—	282	2	147	—	—	149
Common shares cancelled for Restricted Stock Plan	—	—	(16)	—	(15)	—	—	(15)
Common shares issued for payment on capital lease liability, net of issuance costs	—	—	1,200	12	599	—	—	611
Foreign currency translation adjustment	—	—	—	—	—	—	12,217	12,217
Net loss	—	—	—	—	—	(34,603)	—	(34,603)

BALANCE, DECEMBER 31, 2002	—	—	64,927	649	607,856	(739,832)	(68,796)	(200,123)
Common shares issued upon exercise of stock options	—	—	686	7	1,301	—	—	1,308
Common shares issued for compensation	—	—	—	—	472	—	—	472
Common shares issued for 401(k) Plan	—	—	136	1	257	—	—	258
Common shares issued for employee stock purchase plan	—	—	103	1	277	—	—	278
Accreted dividends on preferred shares	—	—	—	—	(322)	—	—	(322)
Proceeds of preferred shares issuance allocated to beneficial conversion feature	—	—	—	—	1,356	—	—	1,356
Deemed dividend on preferred shares	—	—	—	—	(1,356)	—	—	(1,356)
Reclassification of Series C preferred stock to permanent equity	560	41,514	—	—	—	—	—	41,514
Common shares issued for preferred shares conversion	(560)	(41,514)	22,617	226	41,288	—	—	—
Common shares issued upon exercise of stock warrants	—	—	4	1	30	—	—	31
Foreign currency translation adjustment	—	—	—	—	—	—	5,463	5,463
Net income	—	—	—	—	—	54,755	—	54,755

BALANCE, DECEMBER 31, 2003	—	$—	88,473	$885	$651,159	$(685,077)	$(63,333)	$(96,366)

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

	For the Year Ended December 31,
	2003	2002	2001
Income (loss) attributable to common stockholders, as reported	$53,077	$(34,603)	$(306,176)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	730	(7)	132
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(3,493)	(1,459)	(10,202)

Pro forma income (loss) attributable to common stockholders	$50,314	$(36,069)	$(316,246)

Basic income (loss) per common share:
As reported	$0.77	$(0.54)	$(5.73)
Pro forma	$0.73	$(0.56)	$(5.92)
Diluted income (loss) per common share:
As reported	$0.57	$(0.54)	$(5.73)
Pro forma	$0.53	$(0.56)	$(5.92)
Weighted average common shares outstanding:
Basic	68,936	64,631	53,423
Diluted	97,998	64,631	53,423

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

        Income/(Loss) Per Common Share—Basic income/(loss) per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income/(loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock and related income. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible preferred stock and convertible debt securities. The potential common stock included in the diluted income per common share for the twelve months ended December 31, 2003 was 29,061,885 with a related income effect of $3.1 million. In 2003, an additional 1,942,039 shares of potential common stock were not included in the diluted income per common share calculation as the effect was antidilutive. In 2002 and 2001, the Company incurred a loss, and the effect of potential common stock was excluded from the computation of diluted loss per share as the effect was antidilutive. If the effect of potential common stock had been included, there would have been additional weighted average common shares outstanding of 1,445,044 shares and 3,388,888 shares for the years ended December 31, 2002 and 2001, respectively.

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

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Reported income (loss)	$54,755	$(34,603)	$(306,176)
Add: goodwill amortization, net of income taxes	—	—	24,818

Adjusted income (loss)	54,755	(34,603)	(281,358)
Less: extraordinary item	(887)	—	—
Less: cumulative effect of change in accounting principle	—	10,973	—

Adjusted income (loss) before extraordinary item and cumulative effect of change in accounting principle	$53,868	$(23,630)	$(281,358)

Reported income (loss) per common share:
Basic:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.76	$(0.37)	$(5.73)
Extraordinary item	0.01	—
Cumulative effect of change in accounting principle	—	(0.17)	—

Net income (loss)	$0.77	$(0.54)	$(5.73)

Diluted:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.56	$(0.37)	$(5.73)
Extraordinary item	0.01	—	—
Cumulative effect of change in accounting principle	—	(0.17)	—

Net income (loss)	$0.57	$(0.54)	$(5.73)

Add: goodwill amortization, net of taxes	$—	$—	$0.46
Adjusted income (loss) per common share:
Basic:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.76	$(0.37)	$(5.27)
Extraordinary item	0.01	—	—
Cumulative effect of change in accounting principle	—	(0.17)	—

Net income (loss)	$0.77	$(0.54)	$(5.27)

Diluted:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.56	$(0.37)	$(5.27)
Extraordinary item	0.01	—	—
Cumulative effect of change in accounting principle	—	(0.17)	—

Net income (loss)	$0.57	$(0.54)	$(5.27)

Weighted average number of common shares outstanding
Basic	68,936	64,631	53,423

Diluted	97,998	64,631	53,423

8.     LONG-TERM OBLIGATIONS

        Long-term obligations consisted of the following (in thousands):

	December 31, 2003	December 31, 2002
Obligations under capital leases	$4,040	$8,551
Equipment financing	—	72,945
Leased fiber capacity	40,509	36,107
Financing facility and other	22,626	42,948
Senior notes	272,157	369,318
Convertible senior notes	132,000	—
Convertible subordinated debentures	71,119	71,119

Subtotal	542,451	600,988
Less: Current portion of long-term obligations	(24,385)	(63,231)

Total long-term obligations	$518,066	$537,757

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

        When issued on December 31, 2002, the Series C Preferred accrued dividends at the rate of 8.0% per annum on the outstanding accreted value, subject to elimination upon meeting certain performance criteria. The performance criteria was met in February 2003, eliminating the dividend requirement. The Company accreted dividends of $0.3 million in 2003. The accreted dividends were effected through a modification of the conversion ratio. When originally issued, each Series C Preferred share was convertible into 40 shares of common stock. Upon meeting the performance criteria, the conversion ratio was modified to convert each Series C Preferred share into 40.3911 shares of common stock. The preferred-to-common stock conversion ratio and the conversion price were subject to certain antidilution adjustments.

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

        In November 2001, the Company exchanged 10,870,668 shares of the Company's common stock for the extinguishment of $62.9 million in principal amount of the 2000 Convertible Debentures. This resulted in a gain of $53.3 million, slightly offset by the write-off of related deferred financing costs.

        In January 2001, the Company exchanged 8,308,258 shares of the Company's common stock for the extinguishment of $129.6 million in principal amount of the 2000 Convertible Debentures and purchased $38.2 million of principal amount of its senior notes and convertible debentures, prior to maturity, for $11.6 million in cash. These transactions resulted in a gain of $106.1 million, slightly offset by the write-off of related deferred financing costs.

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

        The income per common share amounts for each of the quarters in the year ended December 31, 2003 have been restated to give effect to the restatement as discussed in Note 25.

	For the Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Net revenue	$300,443	$320,240	$328,265	$338,831
Income from operations	$11,923	$12,614	$24,021	$21,076
Income before extraordinary item	$11,201	$20,036	$5,835	$16,796
Net income	$11,201	$20,036	$5,835	$17,683
Basic income per common share, as previously reported	$0.13	$0.21	$0.07	$0.20
Diluted income per common share, as previously reported	$0.13	$0.21	$0.06	$0.18
Basic income per common share, as restated	$0.17	$0.29	$0.09	$0.22
Diluted income per common share, as restated	$0.13	$0.22	$0.06	$0.18
	For the Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands, except per share amounts)
Net revenue	$244,667	$251,244	$260,533	$267,612
Income (loss) from operations	$948	$3,679	$5,852	$(13,794)
Cumulative effect on a change in accounting principle	$(10,973)	$—	$—	$—
Net income (loss)	$9,781	$(11,574)	$(14,369)	$(18,441)
Basic and diluted income (loss) per common share:	$0.15	$(0.18)	$(0.22)	$(0.28)

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

21.   GAIN ON EARLY EXTINGUISHMENT OF DEBT

        In October 2003, the Company redeemed the remaining $33.6 million principal amount of the 1997 Senior Notes at par plus accrued interest to the date of redemption. This transaction resulted in a loss of $0.3 million for the write-off of deferred financing costs and warrant amortization.

        In September 2003, the Company redeemed $10.0 million principal amount of the 1997 Senior Notes at par plus accrued interest to the date of redemption. This transaction resulted in a $0.1 million, or $(0.00) per basic and diluted share, write-off of deferred financing costs and warrant amortization. In addition, the Company recognized a loss of $1.1 million for fees related to the Company's purchase of senior notes.

        In September 2003, the Company fully paid an outstanding vendor debt obligation of $56.0 million prior to maturity. This transaction resulted in a write-off of deferred financing costs of $0.2 million.

        In April 2003, the Company made open market purchases of $10.2 million principal amount of high yield debt securities for which it paid $6.3 million in cash. In particular, the following high yield debt securities were purchased: $6.5 million principal amount of the January 1999 Senior Notes and $3.6 million principal amount of the 1998 Senior Notes. These transactions resulted in a gain on early extinguishment of debt of $3.6 million, slightly offset by the write-off of related deferred financing costs.

        In April 2003, the Company settled an outstanding vendor debt obligation of $14.9 million in Europe for approximately $10.6 million in cash and recognized a gain of $4.3 million.

        In January 2003, the Company made open market purchases of $43.7 million in principal amount of the 1997 Senior Notes, prior to maturity, for $36.2 million in cash. These transactions resulted in a gain on early extinguishment of debt of $6.7 million, slightly offset by the write-off of related deferred financing costs.

        In November 2002, the Company made open market purchases of $20.5 million principal amount of high yield debt securities for which it paid $10.7 million in cash. In particular, the following high yield debt securities were purchased: $1.7 million principal amount of the January 1999 Senior Notes and $18.8 million principal amount of the 1998 Senior Notes. These transactions resulted in a gain of $9.4 million, slightly offset by the write-off of related deferred financing costs.

        In January 2002, the Company made open market purchases of $32.5 million principal amount of high yield debt securities for which it paid $4.4 million in cash. In particular, the following high yield debt securities were purchased: $21.5 million principal amount of the January 1999 Senior Notes and $11.0 million principal amount of the October 1999 Senior Notes. These transactions resulted in a gain of $27.3 million, slightly offset by the write-off of related deferred financing costs.

        In November 2001, the Company exchanged 10,870,668 shares of the Company's common stock for the extinguishment of $62.9 million in principal amount of the 2000 Convertible Debentures. This resulted in a gain of $53.3 million, slightly offset by the write-off of related deferred financing costs.

        In October 2001, the Company fully extinguished its vendor debt and related obligations to Hewlett-Packard by over $50 million with a cash payment of $5 million. The long-term debt eliminated by the Company was due in March 2005 and bore an interest rate of 9.25% per annum. This transaction resulted in a gain of $45.9 million.

        In July 2001, the Company purchased $141.3 million of principal amount of its senior notes, prior to maturity, for $36.0 million in cash. This resulted in a gain of $100.7 million, slightly offset by the write-off of related deferred financing costs.

        During the three month period ended June 30, 2001, the Company purchased $244.8 million of principal amount of its senior notes, prior to maturity, for $52.2 million in cash. This resulted in a gain of $185.7 million, slightly offset by the write-off of related deferred financing costs.

        In January 2001, the Company exchanged 8,308,258 shares of the Company's common stock for the extinguishment of $129.6 million in principal amount of the 2000 Convertible Debentures and purchased $38.2 million of principal amount of its senior notes and convertible debentures, prior to maturity, for $11.6 million in cash. These transactions resulted in a gain of $106.1 million, slightly offset by the write-off of related deferred financing costs.

22.   EXTRAORDINARY ITEM

        In connection with the purchase of certain businesses, the fair value of the net assets acquired exceeded the purchase price (excess of cost). In accordance with SFAS No. 141, the excess of cost was allocated as a reduction to the acquired assets except for monetary assets, such as cash and deferred tax assets. The remaining excess of cost after this allocation was recognized as an extraordinary gain of approximately $0.9 million.

23.   GUARANTOR/NON-GUARANTOR CONSOLIDATING CONDENSED FINANCIAL INFORMATION

        The Company's 2004 Senior Notes (See Note 24—"Subsequent Events") are fully and unconditionally guaranteed by Primus Telecommunications Group, Incorporated ("PTGI") on a senior and secured basis. Accordingly, the following consolidating condensed financial information as of December 31, 2003 and December 31, 2002, and for the years ended December 31, 2003, 2002 and 2001 are included for (a) PTGI on a stand-alone basis; (b) Primus Telecommunications Holding Incorporated ("PTHI"), a direct wholly owned subsidiary of PTGI; and (c) the Company on a consolidated basis. PTHI was established on October 29, 2003 and was inactive until 2004. For comparative purposes for the 2003 periods presented, the PTHI column represents the consolidated subsidiaries that were contributed to PTHI during the capital restructuring in 2004.

        Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	For the Year Ended December 31, 2003
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$1,287,779	$—	$1,287,779
OPERATING EXPENSES
Cost of revenue exclusive of depreciation included below)	—	786,308	—	786,308
Selling, general and administrative	5,100	337,250	—	342,350
Depreciation and amortization	—	86,015	—	86,015
Loss on sale of assets	—	804	—	804
Asset impairment write-down	—	2,668	—	2,668

Total operating expenses	5,100	1,213,045	—	1,218,145

INCOME (LOSS) FROM OPERATIONS	(5,100)	74,734	—	69,634
INTEREST EXPENSE	(43,738)	(16,995)	—	(60,733)
EQUITY INVESTMENT WRITE-OFF AND LOSS	—	(2,678)	—	(2,678)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	8,810	4,135	—	12,945
INTEREST INCOME AND OTHER INCOME (EXPENSE)	63	1,012	—	1,075
FOREIGN CURRENCY TRANSACTION GAIN	9,410	29,984	—	39,394
INTERCOMPANY INTEREST	5,455	(5,455)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	80,290	—	(80,290)	—

INCOME BEFORE INCOME TAXES	55,190	84,737	(80,290)	59,637
INCOME TAX EXPENSE	(435)	(5,334)	—	(5,769)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	54,755	79,403	(80,290)	53,868
EXTRAORDINARY ITEM	—	887	—	887

NET INCOME	54,755	80,290	(80,290)	54,755
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(1,678)	—	—	(1,678)

INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$53,077	$80,290	$(80,290)	$53,077

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	For the Year Ended December 31, 2002
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$1,024,056	$—	$1,024,056
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	668,643	—	668,643
Selling, general and administrative	2,080	252,072	—	254,152
Depreciation and amortization	—	82,239	—	82,239
Asset impairment write-down	—	22,337	—	22,337

Total operating expenses	2,080	1,025,291	—	1,027,371

LOSS FROM OPERATIONS	(2,080)	(1,235)	—	(3,315)
INTEREST EXPENSE	(51,263)	(17,040)	—	(68,303)
EQUITY INVESTMENT WRITE-OFF AND LOSS	—	(3,225)	—	(3,225)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	36,675	—	—	36,675
INTEREST INCOME AND OTHER INCOME	31	2,423	—	2,454
FOREIGN CURRENCY TRANSACTION GAIN	5,501	2,985	—	8,486
INTERCOMPANY INTEREST	(43,162)	43,162	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	15,331	—	(15,331)	—

INCOME (LOSS) BEFORE INCOME TAXES	(38,967)	27,070	(15,331)	(27,228)
INCOME TAX BENEFIT (EXPENSE)	4,364	(766)	—	3,598

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(34,603)	26,304	(15,331)	(23,630)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(10,973)	—	(10,973)

NET INCOME (LOSS)	$(34,603)	$15,331	$(15,331)	$(34,603)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	For the Year Ended December 31, 2001
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$1,082,475	$—	$1,082,475
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	767,841	—	767,841
Selling, general and administrative	1,528	301,498	—	303,026
Depreciation and amortization	—	157,596	—	157,596
Asset impairment write-down	—	526,309	—	526,309

Total operating expenses	1,528	1,753,244	—	1,754,772

INCOME (LOSS) FROM OPERATIONS	(1,528)	(670,769)	—	(672,297)
INTEREST EXPENSE	(83,330)	(17,370)	—	(100,700)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	491,771	—	—	491,771
INTEREST INCOME AND OTHER INCOME (EXPENSE)	—	(17,951)	—	(17,951)
FOREIGN CURRENCY TRANSACTION LOSS	—	(1,999)	—	(1,999)
INTERCOMPANY INTEREST	(34,117)	34,117	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(673,972)	—	673,972	—

INCOME (LOSS) BEFORE INCOME TAXES	(301,176)	(673,972)	673,972	(301,176)
INCOME TAX EXPENSE	(5,000)	—	—	(5,000)

NET LOSS	$(306,176)	$(673,972)	$673,972	$(306,176)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2003
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,786	$62,280	$—	$64,066
Accounts receivable	—	200,817	—	200,817
Prepaid expenses and other current assets	1,411	35,519	—	36,930

Total current assets	3,197	298,616	—	301,813
INTERCOMPANY RECEIVABLES	916,214		(916,214)	—
INVESTMENTS IN SUBSIDIARIES	(471,147)	—	471,147	—
RESTRICTED CASH	—	12,463	—	12,463
PROPERTY AND EQUIPMENT — Net	—	341,167	—	341,167
GOODWILL — Net	—	59,895	—	59,895
OTHER INTANGIBLE ASSETS — Net	—	22,711	—	22,711
OTHER ASSETS	10,033	3,082	—	13,115

TOTAL ASSETS	$458,297	$737,934	$(445,067)	$751,164

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,247	$107,368	$—	$108,615
Accrued interconnection costs	—	89,993	—	89,993
Accrued expenses and other current liabilities	463	68,993	—	69,456
Accrued income taxes	1,966	20,421	—	22,387
Accrued interest	12,363	489	—	12,852
Current portion of long-term obligations	—	24,385	—	24,385

Total current liabilities	16,039	311,649	—	327,688
INTERCOMPANY PAYABLES	—	916,214	(916,214)
LONG-TERM OBLIGATIONS	475,291	42,775	—	518,066
OTHER LIABILITIES	—	1,776	—	1,776

Total liabilities	491,330	1,272,414	(916,214)	847,530

COMMITMENTS AND CONTINGENCIES	—	—	—	—
STOCKHOLDERS' DEFICIT:
Common stock	885	—	—	885
Additional paid-in capital	651,159	305,852	(305,852)	651,159
Accumulated deficit	(685,077)	(776,999)	776,999	(685,077)
Accumulated other comprehensive loss	—	(63,333)	—	(63,333)

Total stockholders' deficit	(33,033)	(534,480)	471,147	(96,366)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$458,297	$737,934	$(445,067)	$751,164

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2002
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$590	$91,902	$—	$92,492
Accounts receivable	—	160,421	—	160,421
Prepaid expenses and other current assets	1,567	31,538	—	33,105

Total current assets	2,157	283,861	—	286,018
INTERCOMPANY RECEIVABLES	991,067		(991,067)	—
INVESTMENTS IN SUBSIDIARIES	(551,437)	—	551,437	—
RESTRICTED CASH	—	11,712	—	11,712
PROPERTY AND EQUIPMENT — Net	—	330,102	—	330,102
GOODWILL — Net	—	48,963	—	48,963
OTHER INTANGIBLE ASSETS — Net	—	29,696	—	29,696
OTHER ASSETS	7,737	10,360	—	18,097

TOTAL ASSETS	$449,524	$714,694	$(439,630)	$724,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$872	$98,781	$—	$99,653
Accrued interconnection costs	—	98,224	—	98,224
Accrued expenses and other current liabilities	420	59,114	—	59,534
Accrued income taxes	687	11,433	—	12,120
Accrued interest	15,546	2,481	—	18,027
Current portion of long-term obligations	—	63,231	—	63,231

Total current liabilities	17,525	333,264	—	350,789
INTERCOMPANY PAYABLES	—	991,067	(991,067)	—
LONG-TERM OBLIGATIONS	531,029	6,728	—	537,757
OTHER LIABILITIES	—	3,868	—	3,868

Total liabilities	548,554	1,334,927	(991,067)	892,414

COMMITMENTS AND CONTINGENCIES	—	—	—	—
SERIES C CONVERTIBLE PREFERRED STOCK	32,297			32,297
STOCKHOLDERS' DEFICIT:
Common stock	649	—	—	649
Additional paid-in capital	607,856	305,852	(305,852)	607,856
Accumulated deficit	(739,832)	(857,289)	857,289	(739,832)
Accumulated other comprehensive loss	—	(68,796)	—	(68,796)

Total stockholders' deficit	(131,327)	(620,233)	551,437	(200,123)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$449,524	$714,694	$(439,630)	$724,588

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2003
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,755	$80,290	$(80,290)	$54,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	22,117	—	22,117
Non-cash compensation expense	—	472	—	472
Stock issuance — 401(k) Plan and Restricted Stock Plan	—	258	—	258
Depreciation, amortization and accretion	52	86,015	—	86,067
Asset impairment write-down	—	2,668	—	2,668
Loss on sale of assets	—	804	—	804
Equity in net income of subsidiaries	(80,290)	—	80,290	—
Equity investment loss	—	2,678	—	2,678
Gain on early extinguishment of debt	(8,810)	(4,135)	—	(12,945)
Minority interest share of loss	—	(348)	—	(348)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(33,122)	(8,622)	—	(41,744)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	(26,708)	—	(26,708)
Decrease in prepaid expenses and other current assets	156	4,199	—	4,355
Decrease in restricted cash	—	1,292	—	1,292
Decrease in other assets	1,695	1,958	—	3,653
(Increase) decrease in intercompany balance	108,705	(108,705)	—	—
Increase (decrease) in accounts payable	375	(9,271)	—	(8,896)
Increase (decrease) in accrued expenses, accrued income taxes, other current liabilities and other liabilities	1,322	(19,935)	—	(18,613)
Increase (decrease) in accrued interest	(3,183)	264	—	(2,919)

Net cash provided by operating activities	41,655	25,291	—	66,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(24,746)	—	(24,746)
Cash used for business acquisitions, net of cash acquired	—	(2,175)	—	(2,175)

Net cash used in investing activities	—	(26,921)	—	(26,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	126,800	9,125	—	135,925
Purchase of the Company's debt securities	(87,193)	—	—	(87,193)
Principal payments on capital leases, vendor financing and other long-term obligations	(90,578)	(38,775)	—	(129,353)
Proceeds from minority interest	—	39	—	39
Proceeds from sale of convertible preferred stock, net	8,895	—	—	8,895
Proceeds from sale of common stock	1,617	—	—	1,617

Net cash used in financing activities	(40,459)	(29,611)	—	(70,070)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,619	—	1,619

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,196	(29,622)	—	(28,426)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	590	91,902	—	92,492

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,786	$62,280	$—	$64,066

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2002
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,603)	$15,331	$(15,331)	$(34,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	28,089	—	28,089
Non-cash compensation expense	—	—	—	—
Stock issuance — 401(k) Plan and Restricted Stock Plan	—	(7)	—	(7)
Depreciation, amortization and accretion	141	82,239	—	82,380
Asset impairment write-down	—	22,337	—	22,337
Equity in net income of subsidiaries	(15,331)	—	15,331	—
Equity investment loss	—	3,225	—	3,225
Gain on early extinguishment of debt	(36,675)	—	—	(36,675)
Minority interest share of loss	—	(446)	—	(446)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(4,512)	(1,669)	—	(6,181)
Deferred income taxes	—	(3,247)	—	(3,247)
Cumulative effect of change in accounting principle	—	10,973	—	10,973
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	13,504	—	13,504
(Increase) decrease in prepaid expenses and other current assets	(1,366)	657	—	(709)
Increase in restricted cash	—	(6,215)	—	(6,215)
(Increase) decrease in other assets	2,071	(1,729)	—	342
(Increase) decrease in intercompany balance	472,811	(472,811)	—	—
Increase (decrease) in accounts payable	806	(21,991)	—	(21,185)
Decrease in accrued expenses, accrued income taxes, other current liabilities and other liabilities	(4,311)	(12,373)	—	(16,684)
Increase (decrease) in accrued interest	(1,735)	938	—	(797)
Sale of trading marketable securities	—	532	—	532

Net cash provided by operating activities	377,296	(342,663)	—	34,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(29,367)	—	(29,367)
Deconsolidation of subsidiaries	—	(1,358)	—	(1,358)
Cash used for business acquisitions, net of cash acquired	—	(882)	—	(882)

Net cash used in investing activities	—	(31,607)	—	(31,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	9,509	—	9,509
Purchase of the Company's debt securities	(15,043)	—	—	(15,043)
Principal payments on capital leases, vendor financing and other long-term obligations	(393,786)	367,864	—	(25,922)
Proceeds from sale of convertible preferred stock, net	32,297	—	—	32,297
Proceeds from sale of common stock	143	—	—	143

Net cash used in financing activities	(376,389)	377,373	—	984

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	4,529	—	4,529
NET CHANGE IN CASH AND CASH EQUIVALENTS	907	7,632	—	8,539

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(317)	84,270	—	83,953

CASH AND CASH EQUIVALENTS, END OF PERIOD	$590	$91,902	$—	$92,492

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2001
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(306,176)	$(673,972)	$673,972	$(306,176)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	40,235	—	40,235
Stock issuance — 401(k) Plan and Restricted Stock Plan	—	132	—	132
Depreciation, amortization and accretion	200	157,596	—	157,796
Asset impairment write-down	—	526,309	—	526,309
Equity in net income of subsidiaries	673,972	—	(673,972)	—
Gain on early extinguishment of debt	(491,771)	—	—	(491,771)
Minority interest share of loss	—	(132)	—	(132)
Marketable securities write-off	—	15,000	—	15,000
Unrealized loss on trading marketable securities	—	275	—	275
Cost investment write-down	—	5,142	—	5,142
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	(9,875)	—	(9,875)
Decrease in prepaid expenses and other current assets	9,839	1,472	—	11,311
Increase in restricted cash	—	(295)	—	(295)
(Increase) decrease in other assets	3,247	(1,629)	—	1,618
(Increase) decrease in intercompany balance	(22,501)	22,501	—	—
Decrease in accounts payable	(1,618)	(27,004)	—	(28,622)
Increase (decrease) in accrued expenses, other current liabilities and other liabilities	5,170	(22,700)	—	(17,530)
Increase (decrease) in accrued interest	(16,452)	3,556	—	(12,896)
Purchase of trading marketable securities	—	(872)	—	(872)

Net cash provided by operating activities	(146,090)	35,739	—	(110,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(87,771)	—	(87,771)
Cash used for business acquisitions, net of cash acquired	(185,470)	183,886	—	(1,584)

Net cash used in investing activities	(185,470)	96,115	—	(89,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	15,802	—	15,802
Purchase of the Company's debt securities	(99,845)	—	—	(99,845)
Principal payments on capital leases, vendor financing and other long-term obligations	420,234	(453,978)	—	(33,744)
Proceeds from sale of common stock	10,578	—	—	10,578

Net cash used in financing activities	330,967	(438,176)	—	(107,209)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(2,944)	—	(2,944)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(593)	(309,266)	—	(309,859)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	276	393,536	—	393,812

CASH AND CASH EQUIVALENTS, END OF PERIOD	$(317)	$84,270	$—	$83,953

24.   SUBSEQUENT EVENTS (UNAUDITED)

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

25.   BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE (AS RESTATED)

        Basic income (loss) per common share is calculated by dividing income attributable to common stockholders by the basic weighted average common shares outstanding during the period.

        Prior to the conversion of the Series C Preferred into common shares in November 2003, the Company included the number of common shares issuable upon conversion of the Series C Preferred in the basic weighted average common shares outstanding as the Series C Preferred was deemed to participate in the earnings of the Company with common shares. Subsequent to the issuance of the Company's Form 10-K for the year ended December 31, 2003, the Company determined that the Series C Preferred does not meet the definition of a participating security. As a result, the basic income per common share for the year ended December 31, 2003 has been restated to exclude the potentially dilutive common shares issuable upon the conversion of its Series C Preferred for the period prior to its conversion. Also, because the Series C Preferred was deemed to be non-participating, the shares are assumed to be converted into common shares and the accreted and deemed dividend on convertible preferred stock is removed from the calculation of diluted income per common share.

        A summary of the effects of the adjustments on the previously issued consolidated financial information follows (in thousands, except per share amounts):

	For the Year Ended December 31, 2003
	Previously Reported	As Restated
Income per common share:
Basic	$0.59	$0.77
Diluted	$0.56	$0.57
Basic weighted average common shares outstanding	90,135	68,936

        Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common stock equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company's stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon conversion of its Series C Preferred, September 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures and the warrants to purchase shares associated with the 1997 Senior Notes computed using the "if-converted" method.

        A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts):

	For the Year Ended December 31,
	2003	2002	2001
Net income (loss)	$54,755	$(34,603)	$(306,176)
Accreted and deemed dividend on convertible preferred stock	(1,678)	—	—

Income attributable to common stockholders	$53,077	$(34,603)	$(306,176)

Weighted average common shares outstanding—basic	68,936	64,631	53,423
Series C Preferred	21,199	—	—
2003 Convertible Senior Notes	4,189	—	—
In-the money options exercisable under stock option compensation plans	3,674	—	—

Weighted average common shares outstanding—diluted	97,998	64,631	53,423

Income per common share:
Basic	$0.77	$(0.54)	$(5.73)

Diluted	$0.57	$(0.54)	$(5.73)

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