Form 10-Q/A
period 2004-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2004-10-15
CIK 1006837

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2004
Common Stock $.01 par value	89,863,126

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

EXPLANATORY NOTE

Primus Telecommunications Group, Incorporated and subsidiaries (the “Company”) is filing this Amendment to Form 10-Q to:

1.     Amend the information contained in Note 9 to the consolidated condensed financial statements included in Part I, Item 1 of the Company’s Form 10-Q for the quarterly period ended March 31, 2004 as originally filed with the Securities and Exchange Commission on May 10, 2004 (the “Quarterly Report”). Note 9 is hereby restated to reflect the capital contribution of certain of the Company’s intercompany receivables and payables balances to the Company’s wholly owned subsidiary, Primus Telecommunications Holding, Inc. (“PTHI”), which occurred in connection with PTHI’s issuance of 8% senior notes, which are guaranteed by the Company, in January 2004.  This amendment is solely due to intercompany arrangements required for disclosure in Note 9.

Concurrently, the Company is filing its amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2004 to reflect the amended capital contribution.

2.     Amend basic weighted average common shares outstanding and basic and diluted income per common share accordingly, disclosed in the consolidated condensed financial statements included in Part I, Item 1 of the Quarterly Report. The prior year quarterly period ended March 31, 2003, as presented on the statement of operations and in the notes to the consolidated condensed financial statements, is hereby restated to reflect the removal of the Series C convertible preferred stock from the basic weighted average common shares outstanding as it does not meet the definition of a participating security. Because the Series C Preferred was deemed to be non-participating, the shares are assumed to be converted into common shares and the accreted and deemed dividend on convertible preferred stock is removed from the calculation of diluted income per common share. Basic and diluted income per common share were restated accordingly. There is no impact on previously reported net income for the three-month period ended March 31, 2003 nor on the statement of operations for the three-month period ended March 31, 2004.

Concurrently, the Company is filing its amended quarterly report on Form 10-Q/A for the quarters ended September 30, 2003 and June 30, 2004 and its amended annual report Form 10-K/A for the year ended December 31, 2003 to reflect the amended basic weighted average common shares outstanding and the calculation of basic and diluted income per common share for the periods during which the Series C convertible preferred stock was outstanding.

This Amendment reflects only the changes discussed above. No other information included in the Quarterly Report has been modified or updated. This Amendment continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures to reflect any events that occurred at a later date.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

INDEX TO FORM 10-Q/A

			Page No.
Part I.	FINANCIAL INFORMATION
	Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
		Consolidated Condensed Statements of Operations (As Restated)	1
		Consolidated Condensed Balance Sheets	2
		Consolidated Condensed Statements of Cash Flows	3
		Consolidated Condensed Statements of Comprehensive Income (Loss)	4
		Notes to Consolidated Condensed Financial Statements	5
	Item 4.	CONTROLS AND PROCEDURES	25
Part II.	OTHER INFORMATION
	Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	25
SIGNATURES			26

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2004	2003*
NET REVENUE	$348,023	$300,443
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	209,657	190,023
Selling, general and administrative	94,317	77,625
Depreciation and amortization	23,507	20,335
Asset impairment write-down	—	537
Total operating expenses	327,481	288,520
INCOME FROM OPERATIONS	20,542	11,923
INTEREST EXPENSE	(15,079)	(15,377)
GAIN(LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(14,193)	6,653
INTEREST INCOME AND OTHER INCOME	736	282
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(1,132)	10,053
INCOME (LOSS) BEFORE INCOME TAXES	(9,126)	13,534
INCOME TAX EXPENSE	(929)	(2,333)
NET INCOME (LOSS)	(10,055)	11,201
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	—	(322)
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,055)	$10,879
INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.11)	$0.17 *
Diluted	$(0.11)	$0.13
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,770	65,083 *
Diluted	88,770	83,925

*       As restated, see Note 8.

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

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K/A.

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

	For the three months ended
	March 31,
	2004	2003
Income (loss) attributable to common stockholders, as reported	$(10,055)	$10,879
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(539)	(666)
Pro forma income (loss) attributable to common stockholders	$(10,594)	$10,213
Basic income (loss) per common share:
As reported	$(0.11)	$0.17
Pro forma	$(0.12)	$0.16
Diluted income (loss) per common share:
As reported	$(0.11)	$0.13
Pro forma	$(0.12)	$0.13
Weighted average common shares outstanding:
Basic	88,770	65,083
Diluted	88,770	83,925

Recent Accounting Pronouncements

In January 2003, FASB issued FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities.” FIN No. 46(R) clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. With respect to variable interest entities created prior to February 1, 2003, FIN No. 46(R) was originally scheduled to be effective in the first interim period beginning after June 15, 2003. However, on October 9, 2003, the FASB deferred the effective date of application for entities created before February 1, 2003 until the end of the first period ending after December 15, 2003 in order to allow companies more time to completely analyze those entities. Accordingly, the Company adopted FIN No. 46(R) with respect to variable interest entities created prior to February 1, 2003 as of December 31, 2003. The adoption of the effective portions of FIN No. 46(R) did not have a material effect on its consolidated financial position or results of operations.

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

Amortization expense for customer lists and other intangible assets for the three months ended March 31, 2004 and 2003 was $4.6 million and $5.1 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ending December 31, 2004, 2005, 2006, 2007 and 2008 to be approximately $16.1 million, $7.9 million, $2.8 million, $1.7 million and $1.1 million, respectively.

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

During the three months ended March 31, 2003, Primus Canada signed an agreement with The Manufacturers Life Insurance Company (“Manulife”) to fund $15.3 million (20.0 million CAD) for acquisitions. Since the inception of the agreement, $9.9 million (13.0 million CAD) had been utilized under this facility. As of March 31, 2004, there was no liability outstanding. The funding was payable in full in March 2005 and bore an interest rate of 15.0% per annum, but as of March 31, 2004, the agreement has been cancelled. See Note 10—Subsequent Events.

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

Prior to the conversion of the Series C convertible preferred stock (“Series C Preferred”) into common shares in November 2003, the Company included the number of common shares issuable upon conversion of the Series C Preferred in the basic weighted average common shares outstanding as the Series C Preferred was deemed to participate in the earnings of the Company with common shares. Subsequent to the issuance of the Company’s Form 10-Q for the quarter ended March 31, 2004, the Company determined that the Series C Preferred did not meet the definition of a participating security.  As a result, the basic income per common share for the three months ended March 31, 2003 has been restated to exclude the potentially dilutive common shares issuable upon conversion of the Series C Preferred for the period prior to its conversion. Also, because the Series C Preferred was deemed to be non-participating, the shares are assumed to be converted into common shares and the accreted and deemed dividend on convertible preferred stock is removed from the calculation of diluted income per common share.

A summary of the effects of the adjustments on the previously issued consolidated condensed financial information follows (in thousands, except per share amounts, and unaudited):

	For the Three Months Ended
	March 31, 2003
	Previously Reported	As Restated
Basic income per common share	$0.13	$0.17
Basic weighted average common shares outstanding	82,863	65,083

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common stock equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon the conversion of its Series C Preferred, September 2003 Convertible Senior Notes and 2000 Convertible Subordinated Debentures and the warrants to purchase shares associated with the 1997 Senior Notes computed using the “if-converted” method.

For the three months ended March 31, 2004, the following could potentially dilute income per common share in the future but were excluded from the calculation of income per common share due to their antidilutive effects:

•  6.9 million shares issuable under the Company’s stock option compensation plans,

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

For the three months ended March 31, 2003, the following could potentially dilute income per common share in the future but were excluded from the calculation of income per common share due to their antidilutive effects:

•  1.7 million shares, issuable under the Company’s stock option compensation plans,

•  1.4 million shares issuable from the 2000 Convertible Subordinated Debentures, and

•  0.4 million shares from the warrants associated with the 1997 Senior Notes.

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts, and unaudited):

	Three months ended March 31,
	2004	2003
Net income (loss)	$(10,055)	$11,201
Accreted and deemed dividend on convertible preferred stock	—	(322)
Income attributable to common stockholders	$(10,055)	$10,879
Weighted average common shares outstanding—basic	88,770	65,083
Series C Preferred	—	17,780
In-the-money options exercisable under stock option compensation plans	—	1,062
Weighted average common shares outstanding—diluted	88,770	83,925
Income per common share:
Basic	$(0.11)	$0.17
Diluted	$(0.11)	$0.13

9.   GUARANTOR/NON-GUARANTOR CONSOLIDATING CONDENSED FINANCIAL INFORMATION

Subsequent to the issuance of the Company’s Form 10-Q for the quarter ended March 31, 2004, the Company’s management determined that the previously issued guarantor/non-guarantor consolidating condensed financial information disclosure did not reflect the capital contribution of certain intercompany receivable and payable balances to the Company’s wholly owned subsidiary, PTHI, which occurred in connection with PTHI’s issuance of 8% senior notes, which are guaranteed by the Company, in January 2004. As a result, Note 9 is hereby restated to reflect such capital contribution.

A summary of the effects of the adjustments on the previously issued consolidating condensed financial information as of, and for the three-month period ended March 31, 2004 follows (in thousands):

	For the Three Months Ended March 31, 2004
	Previously Reported			As Restated
	PTGI	PTHI	Elimination	PTGI	PTHI	Elimination
Statement of Operations Data:
Interest expense	$(8,278)	$(6,801)	$—	$(8,267)	$(6,812)	$—
Foreign currency transaction gain (loss)	$(391)	$(741)	$—	$(7)	$(1,125)	$—
Intercompany interest	$1,792	$(1,792)	$—	$(11)	$11	$—
Equity in net income of subsidiaries	$12,109	$—	$(12,109)	$13,203	$—	$(13,203)
Income tax expense	$(314)	$(615)	$—	$—	$(929)	$—
Net income	$(10,055)	$12,109	$(12,109)	$(10,055)	$13,203	$(13,203)

	March 31, 2004
	Previously Reported			As Restated
	PTGI	PTHI	Elimination	PTGI	PTHI	Elimination
Balance Sheet Data:
Intercompany receivables	$710,211	$—	$(710,211)	$—	$147,397	$(147,397)
Investment in subsidiaries	$(459,038)	$—	$459,038	$398,141	$—	$(398,141)
Accrued income taxes	$1,585	$19,953	$—	$1,145	$20,393	$—
Intercompany payables	$—	$710,211	$(710,211)	$147,397	$—	$(147,397)
Additional paid-in capital	$651,874	$305,852	$(305,852)	$651,874	$1,161,937	$(1,161,937)
Accumulated deficit	$(695,132)	$(764,890)	$764,890	$(695,132)	$(763,796)	$763,796

	For the Three Months Ended March 31, 2004
	Previously Reported			As Restated
	PTGI	PTHI	Elimination	PTGI	PTHI	Elimination
Statement of Cash Flows Data:
Net income	$(10,055)	$12,109	$(12,109)	$(10,055)	$13,203	$(13,203)
Equity in net income of subsidiary	$(12,109)	$—	$12,109	$(13,203)	$—	$13,203
Unrealized foreign currency transaction loss on intercompany and foreign debt	$258	$577	$—	$—	$835	$—
(Increase) decrease in intercompany balance	$205,720	$(205,720)	$—	$207,512	$(207,512)	$—
Decrease in accrued expenses, other current liabilities, accrued income taxes and other liabilities	$(29)	$(6,525)	$—	$(469)	$(6,085)	$—

PTHI’s 2004 Senior Notes are fully and unconditionally guaranteed by Primus Telecommunications Group, Incorporated (“PTGI”) on a senior and secured basis as of March 31, 2004. Accordingly, the following consolidating condensed financial information as of March 31, 2004 and December 31, 2003 and for the three-month periods ended March 31, 2004 and March 31, 2003 are included for (a) PTGI on a stand-alone basis; (b) PTHI and its subsidiaries; and (c) the Company on a consolidated basis. PTHI was established on October 29, 2003 and was inactive until 2004. For comparative purposes for the 2003 periods presented, the PTHI column represents the consolidated subsidiaries that were contributed to PTHI during the capital restructuring in 2004.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended March 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$348,023	$—	$348,023
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	209,657	—	209,657
Selling, general and administrative	1,422	92,895	—	94,317
Depreciation and amortization	—	23,507	—	23,507
Asset impairment write-down	—	—	—	—
Total operating expenses	1,422	326,059	—	327,481
INCOME (LOSS) FROM OPERATIONS	(1,422)	21,964	—	20,542
INTEREST EXPENSE	(8,267)	(6,812)	—	(15,079)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(13,698)	(495)	—	(14,193)
INTEREST INCOME AND OTHER INCOME	147	589	—	736
FOREIGN CURRENCY TRANSACTION LOSS	(7)	(1,125)	—	(1,132)
INTERCOMPANY INTEREST	(11)	11	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	13,203	—	(13,203)	—
LOSS BEFORE INCOME TAXES	(10,055)	14,132	(13,203)	(9,126)
INCOME TAX EXPENSE	—	(929)	—	(929)
NET LOSS	$(10,055)	$13,203	$(13,203)	$(10,055)

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEET
(in thousands)
(unaudited)

	March 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,357	$73,175	$—	$75,532
Accounts receivable	—	197,056	—	197,056
Prepaid expenses and other current assets	1,372	37,937	—	39,309
Total current assets	3,729	308,168	—	311,897
INTERCOMPANY RECEIVABLES	—	147,397	(147,397)	—
INVESTMENTS IN SUBSIDIARIES	398,141	—	(398,141)	—
RESTRICTED CASH	—	12,525	—	12,525
PROPERTY AND EQUIPMENT—Net	—	334,964	—	334,964
GOODWILL—Net	—	70,927	—	70,927
OTHER INTANGIBLE ASSETS—Net	—	28,239	—	28,239
OTHER ASSETS	7,314	11,081	—	18,395
TOTAL ASSETS	$409,184	$913,301	$(545,538)	$776,947
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,617	$99,889	$—	$101,506
Accrued interconnection costs	—	86,294	—	86,294
Accrued expenses and other current liabilities	815	72,333	—	73,148
Accrued income taxes	1,145	20,393	—	21,538
Accrued interest	6,205	4,366	—	10,571
Current portion of long-term obligations	—	21,594	—	21,594
Total current liabilities	9,782	304,869	—	314,651
INTERCOMPANY PAYABLES	147,397	—	(147,397)	—
LONG-TERM OBLIGATIONS	294,374	271,322	—	565,696
OTHER LIABILITIES	—	1,620	—	1,620
Total liabilities	451,553	577,811	(147,397)	881,967
COMMITMENTS AND CONTINGENCIES	—	—	—	—
STOCKHOLDERS’ DEFICIT:
Common stock	889	—	—	889
Additional paid-in capital	651,874	1,161,937	(1,161,937)	651,874
Accumulated deficit	(695,132)	(763,796)	763,796	(695,132)
Accumulated other comprehensive loss	—	(62,651)	—	(62,651)
Total stockholders’ deficit	(42,369)	335,490	(398,141)	(105,020)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$409,184	$913,301	$(545,538)	$776,947

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,055)	$13,203	$(13,203)	$(10,055)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	2,825	—	2,825
Depreciation and amortization	—	23,507	—	23,507
Equity in net income of subsidiary	(13,203)	—	13,203	—
Equity investment loss	—	13	—	13
Loss on early extinguishment of debt	13,698	495	—	14,193
Minority interest share of income	—	(132)	—	(132)
Unrealized foreign currency transaction loss on intercompany and foreign debt	—	835	—	835
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	1,466	—	1,466
(Increase) decrease in prepaid expenses and other current assets	39	(1,500)	—	(1,461)
(Increase) decrease in other assets	379	(1,505)	—	(1,126)
(Increase) decrease in intercompany balance	207,512	(207,512)	—	—
Increase (decrease) in accounts payable	369	(8,032)	—	(7,663)
Decrease in accrued expenses, other current liabilities, accrued income taxes and other liabilities	(469)	(6,085)	—	(6,554)
Increase (decrease) in accrued interest	(6,158)	3,889	—	(2,269)
Net cash provided by (used in) operating activities	192,112	(178,533)	—	13,579
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(9,773)	—	(9,773)
Cash used for business acquisitions, net of cash acquired	—	(17,579)	—	(17,579)
Net cash used in investing activities	—	(27,352)	—	(27,352)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	233,000	—	233,000
Purchase of the Company’s debt securities	(192,259)	—	—	(192,259)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(16,196)	—	(16,196)
Proceeds from sale of common stock	718	—	—	718
Net cash used in financing activities	(191,541)	216,804	—	25,263
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(24)	—	(24)
NET CHANGE IN CASH AND CASH EQUIVALENTS	571	10,895	—	11,466
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,786	62,280	—	64,066
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,357	$73,175	$—	$75,532

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