Form 10-Q/A
period 2004-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2004-10-15
CIK 1006837

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Steptember 30, 2004
Common Stock $.01 par value	89,863,126

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

EXPLANATORY NOTE

Primus Telecommunications Group, Incorporated and subsidiaries (the “Company”) is filing this Amendment to Form 10-Q to:

1.     Amend the information contained in Note 10 to the consolidated condensed financial statements included in Part I, Item 1 of the Company’s Form 10-Q for the quarterly period ended June 30, 2004 as originally filed with the Securities and Exchange Commission on August 9, 2004 (the “Quarterly Report”). Note 10 is hereby restated to reflect the capital contribution of certain of the Company’s intercompany receivables and payables balances to the Company’s wholly owned subsidiary, Primus Telecommunications Holding, Inc. (“PTHI”), which occurred in connection with PTHI’s issuance of 8% senior notes, which are guaranteed by the Company, in January 2004. This amendment is solely due to intercompany arrangements required for disclosure in Note 10.

Concurrently, the Company is filing its amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2004 to reflect the amended capital contribution.

2.     Amend basic weighted average common shares outstanding and basic and diluted income per common share accordingly, disclosed in the consolidated condensed financial statements included in Part I, Item 1 of the Quarterly Report. The three- and six-month periods ended June 30, 2003, as presented on the statement of operations and in the notes to the consolidated condensed financial statements, is hereby restated to reflect the removal of the Series C convertible preferred stock from the basic weighted average common shares outstanding as it does not meet the definition of  a participating security. Because the Series C Preferred was deemed to be non-participating, the shares are assumed to be converted into common shares and the accreted and deemed dividend on convertible preferred stock is removed from the calculation of diluted income per common share. Basic and diluted income per common share was restated accordingly. There is no impact on previously reported net income for the three- and six-month periods ended June 30, 2003 nor on the statement of operations for the three- and six-month periods ended June 30, 2004.

Concurrently, the Company is filing its amended quarterly report on Form 10-Q/A for the quarters ended September 30, 2003 and March 31, 2004 and its amended annual report Form 10-K/A for the year ended December 31, 2003 to reflect the amended basic weighted average common shares outstanding and the calculation of basic and diluted income per common share for the periods during which the Series C convertible preferred stock was outstanding.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
INDEX TO FORM 10-Q/A

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003*	2004	2003*
NET REVENUE	$331,615	$320,240	$679,638	$620,683
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	199,035	196,363	408,692	386,386
Selling, general and administrative	95,407	89,241	189,724	166,866
Depreciation and amortization	23,140	21,218	46,647	41,553
Loss on sale of fixed assets	1,873	804	1,873	804
Asset impairment write-down	—	—	—	537
Total operating expenses	319,455	307,626	646,936	596,146
INCOME FROM OPERATIONS	12,160	12,614	32,702	24,537
INTEREST EXPENSE	(11,579)	(14,622)	(26,658)	(29,999)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	297	7,981	(13,896)	14,634
INTEREST INCOME AND OTHER INCOME (EXPENSE)	552	(82)	1,288	200
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(14,665)	14,765	(15,797)	24,818
INCOME (LOSS) BEFORE INCOME TAXES	(13,235)	20,656	(22,361)	34,190
INCOME TAX EXPENSE	(1,651)	(620)	(2,580)	(2,953)
NET INCOME (LOSS)	(14,886)	20,036	(24,941)	31,237
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	—	(1,356)	—	(1,678)
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,886)	$18,680	$(24,941)	$29,559
INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.17)	$0.29 *	$(0.28)	$0.45	*
Diluted	$(0.17)	$0.22 *	$(0.28)	$0.36	*
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	89,611	65,157 *	89,190	65,120	*
Diluted	89,611	90,744	89,190	87,572

*       As restated, see Note 9.

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

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Income (loss) attributable to common stockholders, as reported	$(14,886)	$18,680	$(24,941)	$29,559
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(490)	(753)	(892)	(1,471)
Pro forma income (loss) attributable to common stockholders	$(15,376)	$17,927	$(25,833)	$28,088
Basic income (loss) per common share:
As reported	$(0.17)	$0.29	$(0.28)	$0.45
Pro forma	$(0.17)	$0.28	$(0.29)	$0.43
Diluted income (loss) per common share:
As reported	$(0.17)	$0.22	$(0.28)	$0.36
Pro forma	$(0.17)	$0.21	$(0.29)	$0.34
Weighted average common shares outstanding:
Basic	89,611	65,157	89,190	65,120
Diluted	89,611	90,744	89,190	87,572

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

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities.” FIN No. 46(R) clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. With respect to variable interest entities created prior to February 1, 2003, FIN No. 46(R) was effective March 31, 2004. The adoption of FIN No. 46(R) did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Amortization expense for customer lists and other intangible assets for the three months ended June 30, 2004 and 2003 was $5.3 million and $5.1 million, respectively. Amortization expense for customer lists and other intangible assets for the six months ended June 30, 2004 and 2003 was $9.8 million and $10.2 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ending December 31, 2004, 2005, 2006, 2007 and 2008 to be approximately $19.7 million, $12.3 million, $4.5 million, $1.5 million and $0.8 million, respectively.

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

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures were convertible into approximately 6,025,170 shares of the Company’s common stock based on a conversion price of $49.7913 per share. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of the debentures through $36.4 million of open market purchases and $192.5 million of conversions to its common stock. The principal that was converted to common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. See Note 11—“Subsequent Events.”

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 (“October 1999 Senior Notes”). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. In February and March 2004, the Company retired $24.4 million principal amount of its October 1999 Senior Notes for $27.3 million in cash. In May 2004, the Company retired $0.5 million principal amount of its October 1999 Senior Notes for $0.6 million in cash. See the table below for detail on debt repurchases since December 31, 2002. See Note 11—“Subsequent Events.”

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

Prior to the conversion of the Series C convertible preferred stock (“Series C Preferred”) into common shares in November 2003, the Company included the number of common shares issuable upon conversion of the Series C Preferred in the basic weighted average common shares outstanding as the Series C Preferred was deemed to participate in the earnings of the Company with common shares. Subsequent to the issuance of the Company’s Form 10-Q for the quarter ended June 30, 2004, the Company determined that the Series C Preferred did not meet the definition of a participating security. As a result, the basic income per common share for the three-month and six-month periods ended June 30, 2003 has been restated to exclude the potentially dilutive common shares issuable upon conversion of the Series C Preferred for the period prior to its conversion. Also, because the Series C Preferred was deemed to be non-participating, the shares are assumed to be converted into common shares and the accreted and deemed dividend on convertible preferred stock is removed from the calculation of diluted income per common share.

A summary of the effects of the adjustments to the previously issued consolidated condensed financial information follows (in thousands, except per share amounts, and unaudited):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003		June 30, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Income per common share:
Basic	$0.21	$0.29	$0.35	$0.45
Diluted	$0.21	$0.22	$0.34	$0.36
Basic weighted average common shares outstanding	87,774	65,157	85,332	65,120

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common stock equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon the conversion of its Series C Preferred, September 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures and the warrants to purchase shares associated with the 1997 Senior Notes computed using the “if-converted” method. The warrants expire on August 1, 2004.

For the three-month and six-month periods ended June 30, 2004, the following could potentially dilute income per common share in the future but were excluded from the calculation of income per common share due to their antidilutive effects:

•  8.3 million shares issuable under the Company’s stock option compensation plans,

•  14.2 million shares issuable from the September 2003 Convertible Senior Notes,

•  1.4 million shares issuable from the 2000 Convertible Subordinated Debentures, and

•  0.3 million shares from the warrants associated with the 1997 Senior Notes.

For the three-month and six-month periods ended June 30, 2003, the following could potentially dilute income per common share in the future but were excluded from the calculation of income per common share due to their antidilutive effects:

•  0.3 million shares, issuable under the Company’s stock option compensation plans,

•  1.4 million shares issuable from the 2000 Convertible Subordinated Debentures, and

•  0.4 million shares from the warrants associated with the 1997 Senior Notes.

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts, and unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(14,886)	$20,036	$(24,941)	$31,237
Accreted and deemed dividend on convertible preferred stock	—	(1,356)	—	(1,678)
Income (loss) attributable to common stockholders	$(14,886)	$18,680	$(24,941)	$29,559
Weighted average common shares outstanding—basic	89,611	65,157	89,190	65,120
Series C Preferred	—	22,617	—	20,212
In-the-money options exercisable under stock option compensation plans	—	2,970	—	2,240
Weighted average common shares outstanding—diluted	89,611	90,744	89,190	87,572
Income (loss) per common share:
Basic	$(0.17)	$0.29	$(0.28)	$0.45
Diluted	$(0.17)	$0.22	$(0.28)	$0.36

10.   GUARANTOR/NON-GUARANTOR CONSOLIDATING CONDENSED FINANCIAL INFORMATION

Subsequent to the issuance of the Company’s Form 10-Q for the quarter ended June 30, 2004 the Company’s management determined that the previously issued guarantor/non-guarantor consolidating condensed financial information disclosure did not reflect the capital contribution of certain intercompany receivable and payable balances to the Company’s wholly owned subsidiary, PTHI, which occurred in connection with PTHI’s issuance of 8% senior notes, which are guaranteed by the Company, in January 2004. As a result, Note 10 is hereby restated to reflect such capital contribution.

A summary of the effects of the adjustments on the previously issued condensed consolidating financial information as of, and for the three-month and six-month periods ended June 30, 2004 follows (in thousands):

	For the Three Months Ended June 30, 2004
	Previously Reported			As Restated
	PTGI	PTHI	Elimination	PTGI	PTHI	Elimination
Statement of Operations Data:
Interest expense	$(5,382)	$(6,197)	$—	$(5,379)	$(6,200)	$—
Foreign currency transaction gain (loss)	$(7,089)	$(7,576)	$—	$104	$(14,769)	$—
Intercompany interest	$1,983	$(1,983)	$—	$345	$(345)	$—
Equity in net income of subsidiaries	$2,966	$—	$2,966	$(8,818)	$—	$(8,818)
Income tax expense	$(294)	$(1,357)	$—	$—	$(1,651)	$—
Net income	$(24,941)	$9,143	$(9,143)	$(24,941)	$4,385	$(4,385)

	For the Six Months Ended June 30, 2004
	Previously Reported			As Restated
	PTGI	PTHI	Elimination	PTGI	PTHI	Elimination
Statement of Operations Data:
Interest expense	$(13,660)	$(12,998)	$—	$(13,646)	$(13,012)	$—
Foreign currency transaction gain (loss)	$(7,480)	$(8,317)	$—	$97	$(15,894)	$—
Intercompany interest	$3,775	$(3,775)	$—	$334	$(334)	$—
Equity in net income of subsidiaries	$9,143	$—	$(9,143)	$4,385	$—	$(4,385)
Income tax expense	$(608)	$(1,972)	$—	$—	$(2,580)	$—

	June 30, 2004
	Previously Reported			As Restated
	PTGI	PTHI	Elimination	PTGI	PTHI	Elimination
Balance Sheet Data:
Intercompany receivables	$703,615	$—	$(703,615)	$—	$148,641	$(148,641)
Investment in subsidiaries	$(462,004)	$—	$462,004	$389,323	$—	$(389,323)
Accrued income taxes	$1,507	$20,226	$—	$578	$21,155	$—
Intercompany payables	$—	$703,615	$(703,615)	$148,641	$—	$(148,641)
Additional paid-in capital	$658,248	$305,852	$(305,852)	$658,248	$1,161,937	$(1,161,937)
Accumulated deficit	$(710,018)	$(767,856)	$767,856	$(710,018)	$(772,614)	$772,614

	For the Six Months Ended June 30, 2004
	Previously Reported			As Restated
	PTGI	PTHI	Elimination	PTGI	PTHI	Elimination
Statement of Cash Flows Data:
Net income	$(24,941)	$9,143	$(9,143)	$(24,941)	$4,385	$(4,385)
Equity in net income of subsidiary	$(9,143)	$—	$9,143	$(4,385)	$—	$4,385
Unrealized foreign currency transaction loss on intercompany and foreign debt	$7,256	$7,214	$—	$—	$14,470	$—
(Increase) decrease in intercompany balance	$211,400	$(211,400)	$—	$214,828	$(214,828)	$—
Decrease in accrued expenses, other current liabilities,	$—	$—	$—	$—	$—	$—
accrued income taxes and other liabilities	$(415)	$(17,969)	$—	$(1,344)	$(17,040)	$—

PTHI’s 2004 Senior Notes are fully and unconditionally guaranteed by Primus Telecommunications Group, Incorporated (“PTGI”) on a senior basis as of June 30, 2004. Accordingly, the following condensed consolidating financial information as of June 30, 2004 and December 31, 2003 and for the three-month and six-month periods ended June 30, 2004 and June 30, 2003 are included for (a) PTGI on a stand-alone basis; (b) PTHI and its subsidiaries; and (c) PTGI on a consolidated basis. PTHI was established on October 29, 2003 and was inactive until 2004. For comparative purposes for the 2003 periods presented, the PTHI column represents the consolidated subsidiaries that were contributed to PTHI during the capital restructuring in 2004.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended June 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$331,615	$—	$331,615
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	199,035	—	199,035
Selling, general and administrative	1,088	94,319	—	95,407
Depreciation and amortization	—	23,140	—	23,140
Loss on sale of fixed assets	—	1,873	—	1,873
Total operating expenses	1,088	318,367	—	319,455
INCOME (LOSS) FROM OPERATIONS	(1,088)	13,248	—	12,160
INTEREST EXPENSE	(5,379)	(6,200)	—	(11,579)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(60)	357	—	297
INTEREST INCOME AND OTHER INCOME	10	542	—	552
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	104	(14,769)	—	(14,665)
INTERCOMPANY INTEREST	345	(345)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(8,818)	—	8,818	—
LOSS BEFORE INCOME TAXES	(14,886)	(7,167)	8,818	(13,235)
INCOME TAX EXPENSE	—	(1,651)	—	(1,651)
NET LOSS	$(14,886)	$(8,818)	$8,818	$(14,886)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Six Months Ended June 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$679,638	$—	$679,638
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	408,692	—	408,692
Selling, general and administrative	2,510	187,214	—	189,724
Depreciation and amortization	—	46,647	—	46,647
Loss on sale of fixed assets	—	1,873	—	1,873
Total operating expenses	2,510	644,426	—	646,936
INCOME (LOSS) FROM OPERATIONS	(2,510)	35,212	—	32,702
INTEREST EXPENSE	(13,646)	(13,012)	—	(26,658)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(13,758)	(138)	—	(13,896)
INTEREST INCOME AND OTHER INCOME	157	1,131	—	1,288
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	97	(15,894)	—	(15,797)
INTERCOMPANY INTEREST	334	(334)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	4,385	—	(4,385)	—
INCOME (LOSS) BEFORE INCOME TAXES	(24,941)	6,965	(4,385)	(22,361)
INCOME TAX EXPENSE	—	(2,580)	—	(2,580)
NET INCOME (LOSS)	$(24,941)	$4,385	$(4,385)	$(24,941)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING STATEMENT OF OPERATIONS
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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING BALANCE SHEET
(in thousands)
(unaudited)

	June 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,101	$65,248	$—	$66,349
Accounts receivable	—	176,897	—	176,897
Prepaid expenses and other current assets	830	43,620	—	44,450
Total current assets	1,931	285,765	—	287,696
INTERCOMPANY RECEIVABLES	—	148,641	(148,641)	—
INVESTMENTS IN SUBSIDIARIES	389,323	—	(389,323)	—
RESTRICTED CASH	—	12,012	—	12,012
PROPERTY AND EQUIPMENT—Net	—	314,688	—	314,688
GOODWILL	—	77,160	—	77,160
OTHER INTANGIBLE ASSETS—Net	—	28,973	—	28,973
OTHER ASSETS	6,988	10,805	—	17,793
TOTAL ASSETS	$398,242	$878,044	$(537,964)	$738,322
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$71	$96,232	$—	$96,303
Accrued interconnection costs	—	76,203	—	76,203
Accrued expenses and other current liabilities	506	69,692	—	70,198
Accrued income taxes	578	21,155	—	21,733
Accrued interest	5,445	8,931	—	14,376
Current portion of long-term obligations	—	21,347	—	21,347
Total current liabilities	6,600	293,560	—	300,160
INTERCOMPANY PAYABLES	148,641	—	(148,641)	—
LONG-TERM OBLIGATIONS	293,873	266,493	—	560,366
OTHER LIABILITIES	—	1,420	—	1,420
Total liabilities	449,114	561,473	(148,641)	861,946
COMMITMENTS AND CONTINGENCIES	—	—	—	—
STOCKHOLDERS’ DEFICIT:
Common stock	898	—	—	898
Additional paid-in capital	658,248	1,161,937	(1,161,937)	658,248
Accumulated deficit	(710,018)	(772,614)	772,614	(710,018)
Accumulated other comprehensive loss	—	(72,752)	—	(72,752)
Total stockholders’ deficit	(50,872)	316,571	(389,323)	(123,624)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$398,242	$878,044	$(537,964)	$738,322

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING BALANCE SHEET
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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,941)	$4,385	$(4,385)	$(24,941)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	7,483	—	7,483
Depreciation and amortization	—	46,647	—	46,647
Loss on sale of fixed assets	—	1,873	—	1,873
Equity in net income of subsidiary	(4,385)	—	4,385	—
Equity investment loss	—	34	—	34
Loss on early extinguishment of debt	13,758	138	—	13,896
Minority interest share of loss	—	(234)	—	(234)
Unrealized foreign currency transaction loss on intercompany and foreign debt	—	14,470	—	14,470
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	10,178	—	10,178
(Increase) decrease in prepaid expenses and other current assets	581	(7,493)	—	(6,912)
(Increase) decrease in restricted cash	—	(199)	—	(199)
(Increase) decrease in other assets	696	(1,625)	—	(929)
(Increase) decrease in intercompany balance	214,828	(214,828)	—	—
Increase (decrease) in accounts payable	(1,177)	(9,528)	—	(10,705)
Decrease in accrued expenses, other current liabilities, accrued income taxes and other liabilities	(1,344)	(17,040)	—	(18,384)
Increase (decrease) in accrued interest	(6,918)	8,467	—	1,549
Net cash provided by (used in) operating activities	191,098	(157,272)	—	33,826
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(17,455)	—	(17,455)
Cash used for business acquisitions, net of cash acquired	—	(26,450)	—	(26,450)
Net cash used in investing activities	—	(43,905)	—	(43,905)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	235,240	—	235,240
Purchase of the Company’s debt securities	(192,812)	(4,500)	—	(197,312)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(19,611)	—	(19,611)
Proceeds from sale of common stock	1,029	—	—	1,029
Net cash (used in) provided by financing activities	(191,783)	211,129	—	19,346
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(6,984)	—	(6,984)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(685)	2,968	—	2,283
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,786	62,280	—	64,066
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,101	$65,248	$—	$66,349

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

ITEM 4.   CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

*       This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Ace of 1934, except to the extent that the registrant specifically incorporates it by reference.

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