Form 10-K/A
period 2003-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2004-11-08
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Non-affiliates of Primus Telecommunications Group, Incorporated held 51,065,784 shares of Common Stock as of June 30, 2003. The fair market value of the stock held by non-affiliates is $262,988,788 based on the sale price of the shares on June 30, 2003.

As of October 31, 2004, 89,884,259 shares of Common Stock, par value $.01, were outstanding.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

EXPLANATORY NOTE

Primus Telecommunications Group, Incorporated and subsidiaries (the “Company”) is filing this Amendment No. 2 to Form 10-K solely for the purpose of furnishing Exhibit 32, in lieu of the duplicate text of Exhibit 31 that was inadvertently furnished as Exhibit 32 in the Company’s Form 10-K/A, Amendment No.1, for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on October 15, 2004.  This amendment continues to speak of the date of the original filing of the Annual Report, and the Company has not updated the disclosures to reflect any events that occurred at a later date.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

INDEX TO FORM 10-K/A Amendment No. 2

Item		Page
	Part IV
15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K	4
Signatures		7

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a)             Financial Statements and Schedules

The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein.

Financial Statement Schedules:	Page
(II) Valuation and Qualifying Accounts	S-1***

All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

b)            Reports on 8-K

Form 8-K dated October 22, 2003, was filed to announce the Company’s filing of a Registration Statement on Form S-3 with the Securities and Exchange Commission concerning the resale of September 2003 Convertible Senior Notes (and the underlying shares of common stock), as contemplated by a registration rights agreement entered into between Primus and the initial purchasers of those notes in connection with their September 15, 2003 issuance and sale pursuant to Rule 144A under the Securities Act of 1933.

Form 8-K dated November 6, 2003, was filed to announce the Company’s results of operations for the quarter ended September 30, 2003.

c)             Exhibit listing

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the “S-8 Registration Statement”).
3.2	Amended and Restated Bylaws of Primus.
3.3	Intentionally left blank.
3.4

Registration Rights Agreement dated December 31, 2002, concerning the rights of the former holders of the Company’s Series C Convertible Preferred Stock (the “2002 Registration Rights Agreement”); Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 2, 2003.

3.5

Amendment No. 1 to the 2002 Registration Rights Agreement; Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3, No. 333-110234 (the “Resale S-3”).

4.1	Specimen Certificate of Primus Common Stock; Incorporated by reference to Exhibit 4.1 of the IPO Registration Statement.
4.2	Form of Indenture; Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, No. 333-30195 (the “1997 Senior Note Registration Statement”).
4.3

Form of Indenture of Primus, as amended and restated on January 20, 1999, between Primus and First Union National Bank; Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”).

4.4	Form of Warrant Agreement of Primus; Incorporated by reference to Exhibit 4.2 of the 1997 Senior Note Registration Statement.
4.5	Intentionally left blank.
4.6	Intentionally left blank.
4.7	Intentionally left blank.
4.8	Intentionally left blank.
4.9

Rights Agreement, dated as of December 23, 1998, between Primus and StockTrans, Inc., including the Form of Rights Certificate (Exhibit A), the Certificate of Designation (Exhibit B) and the Form of Summary of Rights (Exhibit C); Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, No. 0-29092 filed with the Commission on December 30, 1998.

4.10

Form of legend on certificates representing shares of Common Stock regarding Series B Junior Participating Preferred Stock Purchase Rights; Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, No. 0-29092 filed with the Commission on December 30, 1998.

4.11

Supplemental Indenture between Primus and First Union National Bank dated January 20, 1999; Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, No. 333-76965, filed with the Commission on May 6, 1999.

4.12	Intentionally left blank.
4.13	Intentionally left blank.
4.14	Indenture, dated October 15, 1999, between the Company and First Union National Bank including therein the form of the notes; Incorporated by reference to the November S-4.
4.15	Intentionally left blank.
4.16

Indenture, dated February 24, 2000, between the Company and First Union National Bank; Incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

4.17	Specimen 5 3/4% convertible subordinated debenture due 2007; Incorporated by reference to Exhibit A to Exhibit 4.16 to the 2000 10-K.
4.18	Intentionally left blank.
4.19	Amendment No.1 to Rights Agreement, dated as of December 30, 2002, between Primus and StockTrans, Inc.
4.20

Indenture dated as of September 15, 2003 between the Company and Wachovia Bank, National Association, concerning the Company’s 3 3/4% convertible notes, including therein the forms of the notes; Incorporated by reference to Exhibit 4.1 of Post-Effective Amendment No. 1 (No. 333-109902) to the Company’s Registration Statement on Form S-3.

4.21

Registration Rights Agreement dated as of September 15, 2003 between the Company, Lehman Brothers Inc. and Harris Nesbitt Corp; Incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 (No. 333-109902) to the Company’s Registration Statement on Form S-3.

4.22	Form of Senior Debt Indenture under Universal Shelf Registration Statement on Form S-3 (No. 333-110241) (the “Universal S-3”); Incorporated by reference to Exhibit 4.3 of the Universal S-3.
4.23	Form of Subordinated Debt Indenture under Universal S-3; Incorporated by reference to Exhibit 4.4 of the Universal S-3.
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

10.4	Employment Agreement, dated June 1, 1994, between Primus and K. Paul Singh; Incorporated by reference to Exhibit 10.5 of the IPO Registration Statement.*
10.5	Primus 1995 Stock Option Plan, as amended; Incorporated by reference to Exhibit 10.5 of the 2000 10-K.*
10.6	Primus 1995 Director Stock Option Plan; Incorporated by reference to Exhibit 10.7 of the IPO Registration Statement.*
10.7	Intentionally left blank.
10.8	Service Provider Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd., dated May 3, 1995; Incorporated by reference to Exhibit 10.12 of the IPO Registration Statement.
10.9	Dealer Agreement between Telstra Corporation Limited and Axicorp Pty., Ltd. dated January 8, 1996; Incorporated by reference to Exhibit 10.13 of the IPO Registration Statement.
10.10

Hardpatch Transit Agreement dated October 5, 1995 between Teleglobe USA, Inc. and Primus regarding the provision of services to India; Incorporated by reference to Exhibit 10.14 of the IPO Registration Statement.

10.11

Master Lease Agreement dated as of November 21, 1997 between NTFC Capital Corporation and Primus Telecommunications, Inc.; Incorporated by reference to Exhibit 10.17 of Primus’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended on Form 10-K/A dated April 30, 1998 (the “1997 10-K”).

10.12	Primus Employee Stock Purchase Plan; Incorporated by reference to Exhibit 10.15 of the 1997 Senior Note Registration Statement.*
10.13	Primus 401(k) Plan; Incorporated by reference to Exhibit 4.4 of the Primus Registration Statement on Form S-8 (No. 333-35005).
10.14	Intentionally left blank.
10.15	Primus Telecommunications Group, Incorporated-TresCom International Stock Option Plan; Incorporated by reference to Exhibit 4.1 of the S-8 Registration Statement.*
10.16	Warrant Agreement between the Company and Warburg, Pincus Investors, L.P.; Incorporated by reference to Exhibit 10.6 to the TresCom Form S-1.
10.17	Form of Indemnification Agreement between the Company and its directors and executive officers; Incorporated by reference to Exhibit 10.23 to the TresCom Form S-1.
10.18

The Company’s 1998 Restricted Stock Plan; Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, No. 333-86839, filed with the Commission on September 17, 1999.

10.19

Agreement for the Reciprocal Purchase of Capacity On the Systems of Each of the Company and Global Crossing Holdings Ltd. Effective as of May 24, 1999; Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”).

10.20

Indefeasible Right of Use Agreement between Primus Telecommunications, Inc. and Qwest Communications Corporation dated December 30, 1999; Incorporated by reference to Exhibit 10.20 of the Company’s 1999 10-K.

10.21	Common Stock Purchase Agreement between the Company and Pilot Network Services, Inc. dated December 28, 1999; Incorporated by reference to Exhibit 10.21 of the Company’s 1999 10-K.
10.22	Warrant to purchase up to 200,000 shares of common stock of Pilot Network Services, Inc. dated December 28, 1999; Incorporated by reference to Exhibit 10.22 of the Company’s 1999 10-K.
10.23	Intentionally left blank.
10.24	Intentionally left blank.
10.25	Intentionally left blank.
10.26	Intentionally left blank.
10.27	Intentionally left blank.
10.28	Form of Promissory Note issued prior to July 30, 2002 by certain officers to the Company; Incorporated by reference to Exhibit 10.28 of the Company’s 2000 10-K.
10.29	Form of Security Agreement issued prior to July 30, 2002 by certain officers to the Company; Incorporated by reference to Exhibit 10.29 of the Company’s 2000 10-K.
10.30

Customer Transfer Agreement by and between the Company and Cable & Wireless USA, Inc. dated as of September 13, 2002; Incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.

12	Computation of ratio of earnings to fixed charges.***
21.1	Subsidiaries of the Registrant.***
23.1	Consent of Independent Registered Public Accounting Firm.****
31	Certifications.****
32	Certification.**
99.1	Lock-Up Agreement, as amended, dated November 21, 2003 among the Company and certain stockholders; Incorporated by reference to Exhibit 4.3 of the Resale S-3.
99.2	Contractual/Governance Agreement dated November 4, 2003, the Company and certain stockholders; Incorporated by reference to Exhibit 99.1 of the Resale S-3.

*              Compensatory benefit plan.

**           This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

***         Included as part of the Company’s annual report on Form 10-K for the year ended December 31, 2003.

****       Included as part of the Company’s Form 10-K/A, Amendment No. 1 for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2004.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

By:	/s/ K. Paul Singh
K. Paul Singh
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ K. Paul Singh	Chairman, President and Chief Executive Officer (Principal	November 8, 2004
	K. Paul Singh	Executive Officer) and Director

	/s/ John F. Depodesta	Executive Vice President, Secretary and Director	November 8, 2004
John F. Depodesta

	/s/ Neil L. Hazard	Executive Vice President, Chief Operating Officer, and	November 8, 2004
	Neil L. Hazard	Chief Financial Officer (Principal Financial Officer)

	/s/ Tracy Book Lawson	Vice President and Corporate Controller (Principal	November 8, 2004
	Tracy Book Lawson	Accounting Officer)

	David E. Hershberg *	Director	November 8, 2004
David E. Hershberg

	Pradman P. Kaul *	Director	November 8, 2004
Pradman P. Kaul

	John G. Puente *	Director	November 8, 2004
John G. Puente

	Douglas M. Karp *	Director	November 8, 2004
Douglas M. Karp

	Paul G. Pizzani *	Director	November 8, 2004
Paul G. Pizzani

*By:	/s/ K. Paul Singh	Chairman, President and Chief Executive Officer	November 8, 2004
	K. Paul Singh	(Principal Executive Officer) and Director
Attorney-in-fact