Form 10-Q
period 2004-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2004-11-09
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2004
Common Stock $.01 par value	89,884,259

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
NET REVENUE	$334,324	$328,265	$1,013,962	$948,948
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	204,781	195,804	613,473	582,190
Selling, general and administrative	100,438	87,280	290,162	254,146
Depreciation and amortization	22,730	21,160	69,377	62,713
Loss on sale of fixed assets	23	—	1,896	804
Asset impairment write-down	—	—	—	537

Total operating expenses	327,972	304,244	974,908	900,390

INCOME FROM OPERATIONS	6,352	24,021	39,054	48,558
INTEREST EXPENSE	(11,206)	(16,692)	(37,864)	(46,691)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	2,914	(1,382)	(10,982)	13,252
INTEREST AND OTHER INCOME	9,864	185	11,152	385
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	9,694	431	(6,103)	25,249

INCOME (LOSS) BEFORE INCOME TAXES	17,618	6,563	(4,743)	40,753
INCOME TAX EXPENSE	(1,465)	(728)	(4,045)	(3,681)

NET INCOME (LOSS)	16,153	5,835	(8,788)	37,072
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	—	—	—	(1,678)

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,153	$5,835	$(8,788)	$35,394

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.18	$0.09	$(0.10)	$0.54

Diluted	$0.16	$0.06	$(0.10)	$0.41

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	89,837	65,398	89,408	65,214

Diluted	105,539	91,763	89,408	90,026

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,941	$64,066
Accounts receivable (net of allowance for doubtful accounts receivable of $18,312 and $20,975)	182,430	200,817
Prepaid expenses and other current assets	42,756	36,930

Total current assets	278,127	301,813
RESTRICTED CASH	16,552	12,463
PROPERTY AND EQUIPMENT - Net	313,333	341,167
GOODWILL	77,422	59,895
OTHER INTANGIBLE ASSETS - Net	31,482	22,711
OTHER ASSETS	18,234	13,115

TOTAL ASSETS	$735,150	$751,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$117,661	$108,615
Accrued interconnection costs	77,522	89,993
Accrued expenses and other current liabilities	64,370	69,456
Accrued income taxes	16,310	22,387
Accrued interest	9,876	12,852
Current portion of long-term obligations	15,384	24,385

Total current liabilities	301,123	327,688
LONG-TERM OBLIGATIONS	545,531	518,066
OTHER LIABILITIES	1,437	1,776

Total liabilities	848,091	847,530

COMMITMENTS AND CONTINGENCIES (See Note 7.)
STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A and B, $0.01 par value - 1,895,050 shares authorized; none issued and outstanding; Series C, $0.01 par value - 559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value - 150,000,000 shares authorized; 89,776,219 and 88,472,546 shares issued and outstanding	898	885
Additional paid-in capital	658,397	651,159
Accumulated deficit	(693,865)	(685,077)
Accumulated other comprehensive loss	(78,371)	(63,333)

Total stockholders’ deficit	(112,941)	(96,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$735,150	$751,164

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,788)	$37,072
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	12,773	17,377
Stock issuance - 401(k) Plan and Restricted Stock Plan	—	258
Non-cash compensation expense	—	245
Depreciation, amortization and accretion	69,377	62,763
Loss on sale of fixed assets	1,896	804
Asset impairment write-down	—	537
Equity investment (gain) loss	(81)	688
(Gain) loss on early extinguishment of debt	10,982	(13,252)
Minority interest share of loss	(335)	(311)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	4,031	(27,432)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	3,809	(25,147)
(Increase) decrease in prepaid expenses and other current assets	(4,005)	9,243
(Increase) decrease in restricted cash	(4,444)	641
(Increase) decrease in other assets	(1,331)	2,589
Increase (decrease) in accounts payable	8,301	(10,320)
Decrease in accrued expenses, accrued income taxes, other current liabilities and other liabilities	(37,682)	(3,176)
Decrease in accrued interest	(2,964)	(3,041)

Net cash provided by operating activities	51,539	49,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,257)	(14,372)
Cash used for business acquisitions, net of cash acquired	(28,196)	(965)

Net cash used in investing activities	(54,453)	(15,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	235,240	135,925
Purchase of the Company’s debt securities	(207,472)	(52,549)
Principal payments on capital leases, vendor financing and other long-term obligations	(30,586)	(98,471)
Proceeds from sale of convertible preferred stock, net	—	8,895
Proceeds from sale of common stock	1,179	655

Net cash used in financing activities	(1,639)	(5,545)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,572)	1,603

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,125)	30,259
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,066	92,492

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,941	$122,751

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$39,284	$48,147
Cash paid for taxes	$983	$—
Non-cash investing and financing activities:
Leased fiber capacity additions	$4,167	$2,938
Common stock issued for business acquisitions	$6,072	$—
Acquisition of customer list, financed by long-term obligations	$—	$8,102

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
NET INCOME (LOSS)	$16,153	$5,835	$(8,788)	$37,072
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(5,619)	2,855	(15,038)	2,433

COMPREHENSIVE INCOME (LOSS)	$10,534	$8,690	$(23,826)	$39,505

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principals and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K/A.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated condensed financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries controlled by the Company. The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”) and 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”), in all of which the Company has a controlling interest. Additionally, the Company has a controlling interest in Direct Internet Limited (“DIL”), pursuant to a convertible loan which can be converted at any time into equity of DIL in an amount as agreed upon between the Company and DIL and permitted under local law. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc. (“Bekko”). All other investments in affiliates where the Company does not have significant influence are carried at cost.

Stock–Based Compensation – At September 30, 2004, the Company had three stock-based employee compensation plans. The Company uses the intrinsic value method to account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on income (loss) attributable to common stockholders and income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$16,153	$5,835	$(8,788)	$37,072
Deduct: Accreted and deemed dividend on convertible preferred stock	—	—	—	(1,678)

Income (loss) attributed to common shareholders - basic, as reported	16,153	5,835	(8,788)	35,394
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	—	—	—	503
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(935)	(641)	(2,100)	(2,120)

Pro forma income (loss) attributable to common stockholders - basic	$15,218	$5,194	$(10,888)	$33,777

Net income (loss)	$16,153	$5,835	$(8,788)	$37,072
Add: Interest expense on 2003 Convertible Senior Notes	1,238	—	—	—

Income (loss) attributed to common shareholders - diluted, as reported	17,391	5,835	(8,788)	37,072
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	—	—	—	503
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(935)	(641)	(2,100)	(2,120)

Pro forma income (loss) attributable to common stockholders - diluted	$16,456	$5,194	$(10,888)	$35,455

Basic income (loss) per common share:
As reported	$0.18	$0.09	$(0.10)	$0.54
Pro forma	$0.17	$0.08	$(0.12)	$0.52
Diluted income (loss) per common share:
As reported	$0.16	$0.06	$(0.10)	$0.41
Pro forma	$0.16	$0.06	$(0.12)	$0.39
Weighted average common shares outstanding:
Basic	89,837	65,398	89,408	65,214
Diluted	105,539	91,763	89,408	90,026

Reclassification – Certain prior year amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) approved Emerging Issues Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. As discussed in Note 9 - “Basic and Diluted Income (Loss) Per Common Share,” the adoption of EITF Issue 03-6 did not have an effect on the Company’s consolidated financial position or results of operations.

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

3. ACQUISITIONS

In July 2004, the Company’s wholly-owned subsidiary, 3082833 Nova Scotia Company (“Primus Canada”), acquired certain assets of 3588599 Canada Inc., dba Sun Telecom Group (the “Seller”), a Canadian telecommunications provider, including certain of the Seller’s customer contracts, access to a portion of the Seller’s customer base and certain related assets for total consideration of $1.6 million (2.2 million Canadian dollars (CAD)) paid in cash, subject to adjustments related to final customer calculations.

In June 2004, the Company’s wholly-owned subsidiary, Primus Canada acquired Onramp Network Services Inc. (“Onramp”), a provider of Internet services and solutions for businesses. Primus Canada acquired 100% of the issued stock of Onramp for a total consideration of $4.1 million (5.6 million CAD), paid in cash.

In April 2004, Primus Canada acquired Magma Communications Ltd. (“Magma”), a provider of Internet solutions to corporate, government and residential customers in Toronto, Ottawa and Montreal. Primus Canada acquired 100% of the issued stock of Magma for a total consideration of $11.3 million (15.1 million CAD), a portion of which was paid in cash and the balance in 734,018 shares of the Company’s common stock valued at $6.1 million.

In February 2004, the Company’s wholly-owned subsidiary in Australia, Primus Telecommunications Pty Ltd (“Primus Telecom”) acquired the Internet service and interactive media businesses of AOL/7 Pty Ltd (“AOL/7”). AOL/7 was a joint venture between America Online Inc. (“AOL”), a wholly-owned subsidiary of Time Warner Inc., AAPT Limited, a unit of the Telecom New Zealand Group, and Seven Network Limited. Primus Telecom acquired 100% of the issued stock of AOL/7 which provides the Company with the customer base, content, content development and online advertising businesses, as well as a license for the AOL brand in Australia (until February 2006), for a total consideration of approximately $19.5 million (25.3 million Australian dollars (AUD)), paid in cash.

In June 2003, Primus Canada acquired 100% of Telesonic Communications, Inc. (“TCI”), a Canadian prepaid card company, for $6.2 million (8.5 million CAD) in cash. At December 31, 2003, $2.4 million remained payable, $1.2 million of which will be paid in 2004 and $1.2 million of which will be paid in 2005. In September 2004, the Company paid $0.6 million related to the original purchase price. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company’s adjusted revenues exceed certain targeted levels through 2005. The additional amount is calculated as a percentage of the excess adjusted revenue earned over a specified target with no stated maximum, and will be recorded as additional cost of the acquired company in accordance with SFAS No. 141, “Business Combinations.” In August 2004, the Company recorded an additional $0.7 million (0.9 million CAD) as a result of revenue exceeding targeted levels. This amount remains payable at September 30, 2004.

The Company has accounted for these acquisitions using the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired companies have been included in the Company’s consolidated financial statements since the acquisition date. The initial purchase prices, including direct costs, of the Company’s acquisitions were allocated to the net assets acquired, including intangible assets, and liabilities assumed, based on their fair values at the acquisition date. As of September 30, 2004, the allocations for certain acquisitions have not been finalized in accordance with SFAS No. 141 “Business Combinations,” due to the timing of the acquisitions. Had these companies been acquired on January 1, 2004, the results of their operations would not have materially impacted the consolidated financial statements of the Company, and therefore, pro forma financial information has not been presented.

The following table summarizes the preliminary allocation of the consideration paid for the fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

	Sun Telecom	Onramp	Magma	AOL/7	Total
Current assets	$—	$920	$1,433	$2,902	$5,255
Property and equipment	—	155	2,999	61	3,215
Goodwill	—	666	7,332	8,784	16,782
Customer list	1,638	3,681	3,671	10,152	19,142
Brand name	—	—	—	3,627	3,627
Current liabilities	—	(1,164)	(3,213)	(6,034)	(10,411)
Long-term debt	—	(139)	(917)	—	(1,056)

Net assets acquired	$1,638	$4,119	$11,305	$19,492	$36,554

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$187,208	$(159,060)	$28,148	$166,446	$(145,099)	$21,347
Other	5,766	(2,432)	3,334	2,622	(1,258)	1,364

Total	$192,974	$(161,492)	$31,482	$169,068	$(146,357)	$22,711

Amortization expense for customer lists and other intangible assets for the three months ended September 30, 2004 and 2003 was $5.0 million and $5.2 million, respectively. Amortization expense for customer lists and other intangible assets for the nine months ended September 30, 2004 and 2003 was $14.8 million and $15.5 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ending December 31, 2004, 2005, 2006, 2007 and 2008 to be approximately $19.8 million, $17.4 million, $4.6 million, $2.2 million and $2.3 million, respectively.

The carrying amount of acquired intangible assets not subject to amortization consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Goodwill	$77,422	$59,895

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows (in thousands):

	North America	Europe	Asia-Pacific	Total
Balance as of January 1, 2004	$50,025	$1,927	$7,943	$59,895
Goodwill acquired during period	7,998	—	8,784	16,782
Effect of change in foreign currency exchange rates	1,711	(35)	(931)	745

Balance as of September 30, 2004	$59,734	$1,892	$15,796	$77,422

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Obligations under capital leases	$2,144	$4,040
Leased fiber capacity	34,787	40,509
Financing facility and other	7,250	22,626
Senior notes	317,615	272,157
Convertible senior notes	132,000	132,000
Convertible subordinated debentures	67,119	71,119

Subtotal	560,915	542,451
Less: Current portion of long-term obligations	(15,384)	(24,385)

Total long-term obligations	$545,531	$518,066

The indentures governing the senior notes, convertible senior notes and convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants that, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt.

Senior Notes, Convertible Senior Notes and Convertible Subordinated Debentures

In January 2004, Primus Telecommunications Holding, Inc. (PTHI), a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $7.0 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at September 30, 2004 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. During the three months ended June 30, 2004, the Company retired $5.0 million principal amount of the notes for $4.6 million in cash through open market purchases. See the table below for detail on debt repurchases since December 31, 2002.

In September 2003, the Company completed the sale of $132 million in aggregate principal amount of 3¾% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) with semi-annual interest payments due on March 15th and September 15th. The Company recorded $5.2 million in costs associated with the issuance of the 2003 Convertible Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at September 30, 2004 was 4.4%. Holders of these notes may convert their notes into the Company’s common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The notes are convertible in the aggregate into 14,157,925 shares of the Company’s common stock.

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5¾% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures were convertible into approximately 6,025,170 shares of the Company’s common stock based on a conversion price of $49.7913 per share. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of the debentures through $36.4 million of open market purchases and $192.5 million of conversions to its common stock. The principal that was converted to common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the three months ended September 30, 2004, the Company retired $4.0 million principal amount of the 2000 Convertible Subordinated Debentures for $3.0 million in cash through open market purchases. See table below for detail on debt repurchases since December 31, 2002.

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12¾% senior notes due 2009 (“October 1999 Senior Notes”). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. In February and March 2004, the Company retired $24.4 million principal amount of its October 1999 Senior Notes for $27.3 million in cash through open market purchases. In May 2004, the Company retired $0.5 million principal amount of its October 1999 Senior Notes for $0.6 million in cash through open market purchases. During the three months ended September 30, 2004, the Company retired $8.1 million principal amount of the notes for $7.1 million in cash through open market purchases. See the table below for detail on debt repurchases since December 31, 2002.

In January 1999, the Company completed the sale of $200 million in aggregate principal amount of 11¼% senior notes due 2009 (“January 1999 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th. The January 1999 Senior Notes were due January 15, 2009 with early redemption at a premium to par at the Company’s option at any time after January 15, 2004. In June 1999, in connection with the Telegroup acquisition, the Company issued $45.5 million in aggregate principal amount of its 11¼% senior notes due 2009 pursuant to the January 1999 Senior Notes indenture. During the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June, November and December 2002 and April 2003, the Company retired all of the January 1999 Senior Notes that it had previously purchased in the principal amount of $135.6 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. In February 2004, the Company satisfied and discharged the entire remaining principal balance of $109.9 million of its January 1999 Senior Notes at 105.625% of par together with accrued interest to the date of redemption. See the table below for detail on debt repurchases since December 31, 2002.

On May 19, 1998, the Company completed the sale of $150 million in aggregate principal amount of 9 7/8% senior notes due 2008 (“1998 Senior Notes”) with semi-annual interest payments due on May 15th and November 15th. The 1998 Senior Notes were due May 15, 2008 with early redemption at a premium to par at the Company’s option any time after May 15, 2003. During the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the Company reduced the principal balance of these senior notes through open market purchases. In June, October and December 2002 and April 2003, the Company retired all of the 1998 Senior Notes that it had previously purchased in the principal amount of $103.4 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. In February 2004, the Company satisfied and discharged the entire remaining principal balance of $46.6 million of its 1998 Senior Notes at 104.938% of par together with accrued interest to the date of redemption. See the table below for detail on debt repurchases since December 31, 2002.

The following table shows the changes in the balances of the Company’s senior notes, convertible senior notes and convertible subordinated debentures for the nine months ended September 30, 2004 and the year ended December 31, 2003:

For the nine months ended September 30, 2004

	Balance at December 31, 2003	Debt Issuance	Principal Purchases	Warrant Amortization and Write-off	Balance at September 30, 2004	Cash Paid for Purchase of Principal
2004 8% Senior Notes due 2014	$—	$240,000,000	$(5,000,000)	$—	$235,000,000	$4,500,000
2003 3 3/4% Convertible Senior Notes due 2010	132,000,000	—	—	—	132,000,000	—
2000 5 3/4% Convertible Debentures due 2007	71,119,000	—	(4,000,000)	—	67,119,000	3,040,000
October 1999 12 3/4% Senior Notes due 2009	115,680,000	—	(33,065,000)	—	82,615,000	34,973,250
January 1999 11 1/4% Senior Notes due 2009	109,897,000	—	(109,897,000)	—	—	116,078,706
1998 9 7/8% Senior Notes due 2008	46,580,000	—	(46,580,000)	—	—	48,880,120

Total	$475,276,000	$240,000,000	$(198,542,000)	$—	$516,734,000	$207,472,076

For the year ended December 31, 2003

	Balance at December 31, 2002	Debt Issuance	Principal Purchases	Warrant Amortization and Write-off	Balance at December 31, 2003	Cash Paid for Purchase of Principal
2003 3 3/4% Convertible Senior Notes due 2010	$—	$132,000,000	$—	$—	$132,000,000	$—
2000 5 3/4% Convertible Debentures due 2007	71,119,000	—	—	—	71,119,000	—
October 1999 12 3/4% Senior Notes due 2009	115,680,000	—	—	—	115,680,000	—
January 1999 11 1/4% Senior Notes due 2009	116,420,000	—	(6,523,000)	—	109,897,000	4,052,414
1998 9 7/8% Senior Notes due 2008	50,220,000	—	(3,640,000)	—	46,580,000	2,261,350
1997 11 3/4% Senior Notes due 2004	86,997,727	—	(87,220,000)	222,273	—	79,805,500

Total	$440,436,727	$132,000,000	$(97,383,000)	$222,273	$475,276,000	$86,119,264

Capital Leases, Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

During the three months ended September 30, 2001, the Company accepted delivery of fiber optic capacity on an indefeasible rights of use (“IRU”) basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term. The effective interest rate on current borrowings is 7.2%. The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation. At September 30, 2004 and December 31, 2003, the Company had a liability recorded under this agreement in the amount of $18.1 million and $18.6 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity on an IRU basis in Australia for $35.2 million (51.1 million AUD) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30,

2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. At September 30, 2004 and December 31, 2003, the Company had a liability recorded in the amount of $16.7 million (23.3 million AUD) and $21.9 million (29.2 million AUD), respectively.

Other Long-Term Obligations

In May 2004, the Company’s Australian subsidiary terminated a financing agreement, the ("Textron Agreement"), dated March 28, 2002, with Textron Financial Inc. (“Textron”), under which Textron agreed to finance eligible receivables from such subsidiary through March 31, 2005. Under the Textron Agreement, the subsidiary agreed to pay program fees based upon the Bloomberg BBSWIB rate plus 5.75% per annum (10.66% at December 31, 2003), plus an annual commitment fee of $150,000. The finance commitment amount for the Textron Agreement was $20.0 million. With respect to this financing agreement, the Company had no accounts receivable balances pledged with no liability recorded at September 30, 2004, and $11.3 million pledged as collateral with a liability of $0.3 million, as of December 31, 2003, which is included in current portion of long-term obligations as the financing was payable on demand.

In April 2004, Primus Canada entered into a loan agreement with The Manufacturers Life Insurance Company (“Manulife”). The agreement provides for a $33.1 million (42 million CAD) two-year non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes of the Company and is secured by the assets of Primus Canada’s operations. As of September 30, 2004, the Company had no outstanding liability under this loan agreement. See Note 11 – Subsequent Events.

In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of Cable & Wireless (“C&W”). The Company started acquiring the customer base during the three months ended December 31, 2002, which resulted in a customer list balance acquired of $15.4 million. In September 2004, the Company settled its outstanding payment obligation of $6.1 million for $5.0 million in cash. The Company had a liability of $7.6 million payable at December 31, 2003.

6. OPERATING SEGMENT AND RELATED INFORMATION

The Company has three reportable operating segments based on management's organization of the enterprise into geographic areas – North America, Europe and Asia-Pacific. The Company evaluates the performance of its segments and allocates resources to them based upon, among other things, net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by reportable segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Operations and assets of the North America segment include shared corporate functions and assets.

Summary information with respect to the Company’s segments is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net Revenue
North America
United States	$60,012	$73,309	$190,813	$214,121
Canada	59,452	57,551	179,163	152,715
Other	770	923	2,628	2,711

Total North America	120,234	131,783	372,604	369,547

Europe
United Kingdom	65,512	40,217	176,021	107,117
Germany	12,483	12,528	37,198	40,814
Netherlands	18,986	31,518	59,818	116,074
Other	18,331	18,979	61,201	58,422

Total Europe	115,312	103,242	334,238	322,427

Asia-Pacific
Australia	93,372	88,305	289,746	242,638
Other	5,406	4,935	17,374	14,336

Total Asia-Pacific	98,778	93,240	307,120	256,974

Total	$334,324	$328,265	$1,013,962	$948,948

Income (Loss) from Operations
North America	$(7,003)	$8,211	$(7,194)	$12,102
Europe	5,738	4,097	15,889	6,856
Asia-Pacific	7,617	11,713	30,359	29,600

Total	$6,352	$24,021	$39,054	$48,558

	September 30, 2004	December 31, 2003
Assets
North America
United States	$163,034	$190,527
Canada	143,136	124,789
Other	6,653	7,671

Total North America	312,823	322,987

Europe
United Kingdom	80,269	80,243
Germany	19,015	20,434
Netherlands	17,382	15,387
Other	44,447	57,138

Total Europe	161,113	173,202

Asia-Pacific
Australia	235,920	229,765
Other	25,294	25,210

Total Asia-Pacific	261,214	254,975

Total	$735,150	$751,164

The Company offers three main products – Voice, data/Internet, and voice-over-Internet protocol (VOIP). Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Voice	$269,806	$278,476	$827,706	$803,572
Data/Internet	44,465	33,249	128,787	93,711
VOIP	20,053	16,540	57,469	51,665

Total	$334,324	$328,265	$1,013,962	$948,948

7. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“vendor financing”), purchase obligations and non-cancelable operating leases as of September 30, 2004 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2004 (as of September 30, 2004)	$4,485	$599	$3,476
2005	15,752	25,575	10,086
2006	14,260	8,100	7,123
2007	5,123	—	5,671
2008	1,775	—	3,468
Thereafter	237	—	2,286

Total Minimum Principal & Interest Payments	41,632	34,274	32,110
Less: Amount Representing Interest	(4,701)	—	—

	$36,931	$34,274	$32,110

The Company has contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value.

Rent expense under operating leases was $5.4 million and $4.5 million for the three months ended September 30, 2004 and 2003, respectively. Rent expense under operating leases was $15.5 million and $12.9 million for the nine months ended September 30, 2004 and 2003, respectively.

In March 1999, the Company purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the “LTN Companies”). In April 2001, the LTN Companies received a federal notice and, in May 2002, a provincial notice of tax assessment disputing certain deductions from taxable income made by the LTN Companies, prior to the Company’s acquisition, in the aggregate amount of $6.0 million (8.0 million CAD), plus penalties and interest of $12.6 million (16.7 million CAD). The Company had released the selling stockholders of the LTN Companies from their indemnification of the Company and recorded the liability. The Company disputed the charges and was successful in its arguments, and in August 2004, the Company was released from the tax assessment in its entirety and reported a $9.2 million gain in interest and other income.

The purchase price for Telesonic Communications, Inc. (“TCI”), a Canadian prepaid card company, may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company’s adjusted revenues exceed certain targeted levels by May 2005.

2004 Class Action Securities Litigation

Federal Securities Class Actions. Between August 17, 2004 and October 5, 2004, the Company and two of its executive officers (the “Primus Defendants”) were named as defendants in six class action lawsuits filed in the United States District Court for the Eastern District of Virginia, five of which were filed in the Alexandria Division (the “Alexandria Actions”) and one in the Richmond Division. The court has consolidated the Alexandria Actions under the caption “In re Primus Telecommunications Group, Incorporated Securities Litigation”, and a motion has been filed to consolidate the lawsuit filed in Richmond with the Alexandria Actions. Plaintiffs are suing on behalf of certain purchasers (the “Class”) of Primus securities between August 5, 2003 and July 29, 2004 (the “Class Period”). In one action, Fener, the Class Period begins on November 11, 2003. Plaintiffs allege that the Primus Defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. Plaintiffs seek damages, among other things, on the theory that the Primus Defendants fraudulently published false and misleading statements and/or fraudulently concealed adverse, non-public information about Primus, thereby artificially inflating the price of the Company’s securities. Motions have been filed by two groups to be appointed as lead plaintiff, and we anticipate that the Court will appoint a lead plaintiff by late November of 2004, and a consolidated amended complaint will be filed within 30 days thereafter. The Primus Defendants will have 30 days to either answer or file a motion to dismiss the consolidated amended complaint.

Shareholder Derivative Action. In September 2004, Richard J. Taddy filed a shareholder derivative action in the Alexandria Division of the United States District Court for the Eastern District of Virginia against members of Primus’ Board of Directors, a former director, a board observer and three of Primus’ executive officers (the “Primus Defendants”) on behalf of Primus for alleged violations of state law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Damages are sought based on allegations that, between “November 2003 and the present,” the Primus Defendants (1) publicly issued false and misleading statements and concealed adverse, non-public information about Primus, (2) engaged in, or permitted, illegal insider trading, and (3) engaged in, or permitted, various acts of “gross mismanagement” and “corporate waste.” On November 1, 2004, the Primus Defendants filed a motion to dismiss the derivative action.

The Company intends to defend vigorously against the Federal Securities Class Actions and Shareholder Derivative Action and believes that the plaintiffs’ claims are without merit. However, the Company’s ultimate legal and financial liability with respect to these matters cannot be estimated with certainty at this time. The Primus Defendants have insurance coverage for these matters. Nonetheless, an adverse result in excess of amounts covered by insurance could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Other

Dismissal of Tutornet Litigation. The Company and certain of its executive officers had been defendants in two separate securities lawsuits brought by stockholders (“Plaintiffs”) of Tutornet.com, Inc. (“Tutornet”) in the United States District Courts in Virginia and New Jersey. Plaintiffs sued Tutornet and several of its officers (collectively, the “Non-Primus Defendants”) alleging fraud in the sale of Tutornet securities. Plaintiffs also named the Company and several of the Company’s executive officers (the “Primus Defendants”) as co-defendants. No officer of Primus had ever served as an officer or director of Tutornet or acquired any securities of Tutornet. Neither the Company nor any of the Company’s subsidiaries or affiliates own, or have ever owned, any securities of Tutornet.

In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict in favor of Plaintiffs against the Non-Primus Defendants only. In May 2003, Plaintiffs filed an appeal in the 4th Circuit of the United States Court of Appeals (4th Circuit) regarding the Primus Defendants’ dismissal. On July 16, 2004, the three-judge panel of the 4th Circuit affirmed the district court’s decision. Plaintiffs did not file a petition for rehearing before the three-judge panel or rehearing before all the judges on the 4th Circuit within the required 14-day period, which period expired on July 30, 2004. On October 14, 2004, the time period available to plaintiffs to seek Supreme Court review lapsed. Accordingly, this matter has been finally determined.

The New Jersey case was filed on September 24, 2002 and included claims against the Primus Defendants. The Primus Defendants moved to dismiss, and the case was stayed pending further decision by the court in the Virginia case. After the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case agreed to a dismissal without prejudice of the claims against the Primus Defendants, with dismissal subject to, and connected with, the appeal by the plaintiffs in the Virginia case. Plaintiffs have been notified of the 4th Circuit’s decision to affirm the district court decision in the Virginia case, and this matter has been finally determined.

Telecommunications Dispute. On December 9, 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly–owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to Plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is currently a subsidiary of the Company. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. The Company filed an answer on January 25, 2000, and discovery has commenced. The Company has recorded an accrual for the amounts that management estimates to be the probable loss. The Company’s legal and financial liability with respect to such legal proceeding would not be covered by insurance, and the Company’s ultimate liability, if any, cannot be estimated with certainty at this time. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company’s financial results. The Company intends to defend the case vigorously. The Company believes that this suit will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Do-Not-Call. In December 2003, Primus Telecommunication Inc. (“PTI”), the Company’s principal United States operating subsidiary, was served with notice that the Federal Communications Commission (FCC) was conducting an inquiry regarding 96 alleged telephone calls made on behalf of PTI to residential telephone lines that were either (1) included on the Do–Not–Call Registry or (2) to consumers who directly requested not to receive telemarketing calls from PTI. In September 2004, PTI settled this matter by entering into a Consent Decree with the FCC in which PTI paid the FCC $400,000 and agreed to implement a more comprehensive compliance program in this regard.

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

8. LOSS ON SALE OF FIXED ASSETS

The Company recorded a loss on sale of fixed assets of $1.9 million and $0.8 million for the nine months ended September 30, 2004 and 2003, respectively. The loss in 2004 was primarily the result of a sale of network equipment which was decommissioned when it was replaced by newer technology during the three months ended June 30, 2004. Payment was received in full during the three months ended September 30, 2004. The loss in 2003 was also the result of a sale of network equipment.

9. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period.

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents. Potentially dilutive common shares include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon the conversion of its Series C convertible preferred stock (“Series C Preferred”) issued in December 2002 and March 2003, September 2003 Convertible Senior Notes and 2000 Convertible Subordinated Debentures and the warrants to purchase shares associated with the 1997 Senior Notes computed using the “if-converted” method. The Series C Preferred was converted into common stock on November 4, 2003. The warrants expired on August 1, 2004.

For the three and nine months ended September 30, 2004, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	2.0 million and 8.3 million shares, respectively, issuable under the Company’s stock option compensation plans, and

•	0 shares and 14.2 million shares, respectively, issuable upon conversion of the September 2003 Convertible Senior Notes, and

•	1.3 million shares issuable upon conversion of the 2000 Convertible Subordinated Debentures.

For the three and nine months ended September 30, 2003, 0.2 million and 0.3 million shares respectively, issuable under the Company’s stock option compensation plans and 1.4 million shares issuable from the 2000 Convertible Subordinated Debentures could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects.

A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$16,153	$5,835	$(8,788)	$37,072
Accreted and deemed dividend on Series C Preferred	—	—	—	(1,678)

Income (loss) attributable to common stockholders - basic	$16,153	$5,835	$(8,788)	$35,394

Adjustment for interest expense on 2003 Convertible Senior Notes	1,238	—	—	—
Adjustment for accreted and deemed dividend on Series C Preferred	—	—	—	1,678

Income (loss) attributable to common stockholders - diluted	$17,391	$5,835	$(8,788)	$37,072

Weighted average common shares outstanding - basic	89,837	65,398	89,408	65,214
In-the-money options exercisable under stock option compensation plans	1,544	3,748	—	2,960
Series C Preferred	—	22,617		21,022
2003 Convertible Senior Notes	14,158	—	—	830

Weighted average common shares outstanding - diluted	105,539	91,763	89,408	90,026

Income (loss) per common share:
Basic	$0.18	$0.09	$(0.10)	$0.54

Diluted	$0.16	$0.06	$(0.10)	$0.41

10. GUARANTOR/NON-GUARANTOR CONSOLIDATING CONDENSED FINANCIAL INFORMATION

PTHI’s 2004 Senior Notes are fully and unconditionally guaranteed by Primus Telecommunications Group, Incorporated (“PTGI”) on a senior basis as of September 30, 2004. Accordingly, the following condensed consolidating financial information as of September 30, 2004 and December 31, 2003 and for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003, are included for (a) PTGI on a stand-alone basis; (b) PTHI and its subsidiaries; and (c) PTGI on a consolidated basis. PTHI was established on October 29, 2003 and was inactive until 2004. For comparative purposes for the 2003 periods presented, the PTHI column represents the consolidated subsidiaries that were contributed to PTHI during the capital restructuring in 2004.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$334,324	$—	$334,324
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	204,781	—	204,781
Selling, general and administrative	1,795	98,643	—	100,438
Depreciation and amortization	—	22,730	—	22,730
Loss on sale of fixed assets	—	23	—	23

Total operating expenses	1,795	326,177	—	327,972

INCOME (LOSS) FROM OPERATIONS	(1,795)	8,147	—	6,352
INTEREST EXPENSE	(5,266)	(5,940)	—	(11,206)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	1,800	1,114	—	2,914
INTEREST AND OTHER INCOME	15	9,849	—	9,864
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(1,716)	11,410	—	9,694
INTERCOMPANY INTEREST	247	(247)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	23,928	—	(23,928)	—

INCOME BEFORE INCOME TAXES	17,213	24,333	(23,928)	17,618
INCOME TAX EXPENSE	(1,060)	(405)	—	(1,465)

NET INCOME	$16,153	$23,928	$(23,928)	$16,153

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30, 2003
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$328,265	$—	$328,265
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	195,804	—	195,804
Selling, general and administrative	1,272	86,008	—	87,280
Depreciation and amortization	—	21,160	—	21,160

Total operating expenses	1,272	302,972	—	304,244

INCOME (LOSS) FROM OPERATIONS	(1,272)	25,293	—	24,021
INTEREST EXPENSE	(10,436)	(6,256)	—	(16,692)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(1,589)	207	—	(1,382)
INTEREST AND OTHER INCOME	13	172	—	185
FOREIGN CURRENCY TRANSACTION GAIN	416	15	—	431
INTERCOMPANY INTEREST	501	(501)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	18,293	—	(18,293)	—

INCOME BEFORE INCOME TAXES	5,926	18,930	(18,293)	6,563
INCOME TAX EXPENSE	(91)	(637)	—	(728)

NET INCOME	5,835	18,293	(18,293)	5,835
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	—	—	—	—

INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,835	$18,293	$(18,293)	$5,835

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$1,013,962	$—	$1,013,962
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	613,473	—	613,473
Selling, general and administrative	4,305	285,857	—	290,162
Depreciation and amortization	—	69,377	—	69,377
Loss on sale of fixed assets	—	1,896	—	1,896

Total operating expenses	4,305	970,603	—	974,908

INCOME (LOSS) FROM OPERATIONS	(4,305)	43,359	—	39,054
INTEREST EXPENSE	(18,912)	(18,952)	—	(37,864)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(11,958)	976	—	(10,982)
INTEREST AND OTHER INCOME	172	10,980	—	11,152
FOREIGN CURRENCY TRANSACTION LOSS	(1,619)	(4,484)	—	(6,103)
INTERCOMPANY INTEREST	581	(581)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	28,313	—	(28,313)	—

INCOME (LOSS) BEFORE INCOME TAXES	(7,728)	31,298	(28,313)	(4,743)
INCOME TAX EXPENSE	(1,060)	(2,985)	—	(4,045)

NET INCOME (LOSS)	$(8,788)	$28,313	$(28,313)	$(8,788)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30, 2003
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$948,948	$—	$948,948
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	582,190	—	582,190
Selling, general and administrative	3,052	251,094	—	254,146
Depreciation and amortization	—	62,713	—	62,713
Loss on sale of fixed assets	—	804	—	804
Asset impairment write-down	—	537	—	537

Total operating expenses	3,052	897,338	—	900,390

INCOME (LOSS) FROM OPERATIONS	(3,052)	51,610	—	48,558
INTEREST EXPENSE	(32,904)	(13,787)	—	(46,691)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	8,703	4,549	—	13,252
INTEREST AND OTHER INCOME	53	332	—	385
FOREIGN CURRENCY TRANSACTION GAIN	4,527	20,722	—	25,249
INTERCOMPANY INTEREST	2,360	(2,360)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	57,657	—	(57,657)	—

INCOME BEFORE INCOME TAXES	37,344	61,066	(57,657)	40,753
INCOME TAX EXPENSE	(272)	(3,409)	—	(3,681)

NET INCOME	37,072	57,657	(57,657)	37,072
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(1,678)	—	—	(1,678)

INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$35,394	$57,657	$(57,657)	$35,394

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	September 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,677	$49,264	$—	$52,941
Accounts receivable	—	182,430	—	182,430
Prepaid expenses and other current assets	345	42,411	—	42,756

Total current assets	4,022	274,105	—	278,127
INTERCOMPANY RECEIVABLES	—	167,632	(167,632)	—
INVESTMENTS IN SUBSIDIARIES	413,251	—	(413,251)	—
RESTRICTED CASH	—	16,552	—	16,552
PROPERTY AND EQUIPMENT - Net	—	313,333	—	313,333
GOODWILL	—	77,422	—	77,422
OTHER INTANGIBLE ASSETS - Net	—	31,482	—	31,482
OTHER ASSETS	6,497	11,737	—	18,234

TOTAL ASSETS	$423,770	$892,263	$(580,883)	$735,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$468	$117,193	$—	$117,661
Accrued interconnection costs	—	77,522	—	77,522
Accrued expenses and other current liabilities	904	63,466	—	64,370
Accrued income taxes	2,032	14,278	—	16,310
Accrued interest	5,570	4,306	—	9,876
Current portion of long-term obligations	—	15,384	—	15,384

Total current liabilities	8,974	292,149	—	301,123
INTERCOMPANY PAYABLES	167,632	—	(167,632)	—
LONG-TERM OBLIGATIONS	281,734	263,797	—	545,531
OTHER LIABILITIES	—	1,437	—	1,437

Total liabilities	458,340	557,383	(167,632)	848,091

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	898	—	—	898
Additional paid-in capital	658,397	1,161,937	(1,161,937)	658,397
Accumulated deficit	(693,865)	(748,686)	748,686	(693,865)
Accumulated other comprehensive loss	—	(78,371)	—	(78,371)

Total stockholders’ equity (deficit)	(34,570)	334,880	(413,251)	(112,941)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$423,770	$892,263	$(580,883)	$735,150

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING BALANCE SHEET

(in thousands)

	December 31, 2003
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,786	$62,280	$—	$64,066
Accounts receivable	—	200,817	—	200,817
Prepaid expenses and other current assets	1,411	35,519	—	36,930

Total current assets	3,197	298,616	—	301,813
INTERCOMPANY RECEIVABLES	916,214	—	(916,214)	—
INVESTMENTS IN SUBSIDIARIES	(471,147)	—	471,147	—
RESTRICTED CASH	—	12,463	—	12,463
PROPERTY AND EQUIPMENT - Net	—	341,167	—	341,167
GOODWILL	—	59,895	—	59,895
OTHER INTANGIBLE ASSETS - Net	—	22,711	—	22,711
OTHER ASSETS	10,033	3,082	—	13,115

TOTAL ASSETS	$458,297	$737,934	$(445,067)	$751,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,247	$107,368	$—	$108,615
Accrued interconnection costs	—	89,993	—	89,993
Accrued expenses and other current liabilities	463	68,993	—	69,456
Accrued income taxes	1,966	20,421	—	22,387
Accrued interest	12,363	489	—	12,852
Current portion of long-term obligations	—	24,385	—	24,385

Total current liabilities	16,039	311,649	—	327,688
INTERCOMPANY PAYABLES	—	916,214	(916,214)	—
LONG-TERM OBLIGATIONS	475,291	42,775	—	518,066
OTHER LIABILITIES	—	1,776	—	1,776

Total liabilities	491,330	1,272,414	(916,214)	847,530

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	885	—	—	885
Additional paid-in capital	651,159	305,852	(305,852)	651,159
Accumulated deficit	(685,077)	(776,999)	776,999	(685,077)
Accumulated other comprehensive loss	—	(63,333)	—	(63,333)

Total stockholders’ deficit	(33,033)	(534,480)	471,147	(96,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$458,297	$737,934	$(445,067)	$751,164

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,788)	$28,313	$(28,313)	$(8,788)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	12,773	—	12,773
Depreciation and amortization	—	69,377	—	69,377
Loss on sale of fixed assets	—	1,896	—	1,896
Equity in net income of subsidiary	(28,313)	—	28,313	—
Equity investment gain	—	(81)	—	(81)
(Gain) loss on early extinguishment of debt	11,958	(976)	—	10,982
Minority interest share of loss	—	(335)	—	(335)
Unrealized foreign currency transaction loss on intercompany and foreign debt	2,284	1,747	—	4,031
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	3,809	—	3,809
(Increase) decrease in prepaid expenses and other current assets	1,066	(5,071)	—	(4,005)
Increase in restricted cash	—	(4,444)	—	(4,444)
(Increase) decrease in other assets	995	(2,326)	—	(1,331)
(Increase) decrease in intercompany balance	231,548	(231,548)	—	—
Increase (decrease) in accounts payable	(780)	9,081	—	8,301
Increase (decrease) in accrued expenses, other current liabilities, accrued income taxes and other liabilities	507	(38,189)	—	(37,682)
Increase (decrease) in accrued interest	(6,793)	3,829	—	(2,964)

Net cash provided by (used in) operating activities	203,684	(152,145)	—	51,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(26,257)	—	(26,257)
Cash used for business acquisitions, net of cash acquired	—	(28,196)	—	(28,196)

Net cash used in investing activities	—	(54,453)	—	(54,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	235,240	—	235,240
Purchase of the Company's debt securities	(202,972)	(4,500)	—	(207,472)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(30,586)	—	(30,586)
Proceeds from sale of common stock	1,179	—	—	1,179

Net cash (used in) provided by financing activities	(201,793)	200,154	—	(1,639)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(6,572)	—	(6,572)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,891	(13,016)	—	(11,125)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,786	62,280	—	64,066

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,677	$49,264	$—	$52,941

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30, 2003
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,072	$57,657	$(57,657)	$37,072
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	17,377	—	17,377
Stock issuance - 401(k) Plan and Restricted Stock Plan	—	258	—	258
Non-cash compensation expense	—	245	—	245
Depreciation, amortization and accretion	—	62,763	—	62,763
Loss on sale of fixed assets	—	804	—	804
Asset impairment write-down	—	537	—	537
Equity in net income of subsidiary	(57,657)	—	57,657	—
Equity investment loss	—	688	—	688
Gain on early extinguishment of debt	(8,703)	(4,549)	—	(13,252)
Minority interest share of loss	—	(311)	—	(311)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(11,269)	(16,163)	—	(27,432)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	(25,147)	—	(25,147)
Decrease in prepaid expenses and other current assets	1,084	8,159	—	9,243
Decrease in restricted cash	—	641	—	641
Decrease in other assets	1,224	1,365	—	2,589
(Increase) decrease in intercompany balance	79,650	(79,650)	—	—
Increase (decrease) in accounts payable	617	(10,937)	—	(10,320)
Increase (decrease) in accrued expenses, other current liabilities, accrued income taxes and other liabilities	1,309	(4,485)	—	(3,176)
Decrease in accrued interest	(3,040)	(1)	—	(3,041)

Net cash provided by operating activities	40,287	9,251	—	49,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(14,372)	—	(14,372)
Cash used for business acquisitions, net of cash acquired	—	(965)	—	(965)

Net cash used in investing activities	—	(15,337)	—	(15,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	126,800	9,125	—	135,925
Purchase of the Company's debt securities	(52,549)	—	—	(52,549)
Principal payments on capital leases, vendor financing and other long-term obligations	(124,106)	25,635	—	(98,471)
Proceeds from sale of convertible preferred stock, net	8,895	—	—	8,895
Proceeds from sale of common stock	655	—	—	655

Net cash (used in) provided by financing activities	(40,305)	34,760	—	(5,545)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,603	—	1,603

NET CHANGE IN CASH AND CASH EQUIVALENTS	(18)	30,277	—	30,259
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	590	91,902	—	92,492

CASH AND CASH EQUIVALENTS, END OF PERIOD	$572	$122,179	$—	$122,751

11. SUBSEQUENT EVENTS

In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement with Manulife that extended the maturity date one year to April 2007. The agreement is now a three-year non-revolving term loan credit facility bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes of the Company and is secured by the assets of Primus Canada’s operations. As of October 31, 2004, the Company had no outstanding liability under this loan agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are an integrated telecommunications services provider offering a portfolio of international and domestic voice, cellular, Internet, voice-over-Internet protocol (VOIP), data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom and Europe. Our focus is to service the demand for high quality, competitively priced international communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of Internet, VOIP, cellular and data traffic.

Recent Product Initiatives Overview

We have selectively targeted opportunities for us to participate in major growth areas for telecommunications—local, cellular and broadband. Our approach in these areas has common elements: focus on bundling services to end-user customers with international calling patterns; leverage our existing global voice, data and Internet network; and utilize our established distribution channels and back-office systems. The three months ended September 30, 2004 were highlighted by the accelerated implementation of our new strategic initiatives.

We believe the local services market is a major opportunity for revenue growth for us. We recently began offering local line service and cellular services in Canada on a resale basis. We plan to bundle these services with our other product offerings of long distance and Internet access, in competition with the incumbent local exchange carriers (ILECs). We are currently a local resale service provider in Australia, bundling the product with long distance, dial-up Internet access and broadband digital subscriber line (DSL) services. The ability to bundle local service for our existing customer base and attract new customers to our existing services presents future growth opportunities for us.

Our cellular initiative will target as potential new customers all cellular users in our existing major markets—Europe, United States, Canada, and Australia—who wish to make international calls using their mobile phones. Currently, many cellular users are blocked by their service provider from making international calls, and those that can make international calls are charged excessively high rates. Through a combination of reseller service initiatives, including “dial-around” services, prepaid services, special PIN (personal identification number) services, and PRIMUS-branded “intelligent” handsets, we have targeted the users of cellular carriers and offer substantially reduced international rates. Even with reduced rates, we believe our services have the potential to generate substantial margins. The cellular customer would not be required to change their underlying cellular service provider—what we offer is a value-added service that will provide a customer substantial cost savings on international calls, although we do also offer Primus-branded cellular services on a resale basis. The current high rates for international calls from cellular phones have artificially suppressed this potentially large market; we intend to make international calling easy and affordable for cellular users.

The target customers for our broadband VOIP products will ultimately be anyone who has a broadband connection anywhere in the world. We have been in the carrier VOIP market now for several years and carried over one billion minutes of international voice traffic in 2003 over the public Internet. Starting in 2004, we have introduced retail VOIP products in Canada, Australia, and the United States. In June 2004, we launched our Lingo product, which has since been enhanced to offer unlimited calling plans including destinations in western Europe and certain countries in Asia, unlimited calling between two Lingo subscribers and universal international numbers. In February 2004, Australia added Voice over DSL to our list of products and services. We will leverage our already deployed VOIP network connecting approximately 150 countries and supported by state-of-the-art technology.

We anticipate that these three additional product lines—local, cellular and broadband—have the potential to become as large as our existing wireline products and drive future growth in our revenues.

Recent Competitive Developments; Acceleration of Our Integrated Product Response

Our operating results in the third quarter 2004 reflect increased competition from product bundling in virtually all of our markets, together with continued competitive pricing pressures. In addition, wireline long distance usage continued to decline due to increased use of cellular phones and Internet services. Our revenue growth and profitability have been strongly challenged by a changing industry environment throughout the first three quarters of this year. During the first quarter 2004 we experienced pricing pressure on our core long distance services and reduced margins on our resale of DSL in Australia and heavy churn in our products in dial-up Internet service provider

(ISP) products in Australia. In the second and third quarters, this competitive challenge became more intense when major incumbent carriers in many of our markets reduced pricing on long distance offerings to encourage customers to subscribe to their bundled local, cellular and broadband services.

Our response to this new competitive reality has been to take immediate steps to accelerate our transformation from being a long distance voice and dial-up ISP carrier into an integrated wireline, cellular and broadband services provider. This was a transformation we believe we had to make over time to remain competitive, and it was the basis for our new strategic initiatives in local, cellular and broadband VOIP services. Although the aggregate revenues are still modest in comparison to last year’s $1.3 billion revenue base, revenues from these initiatives have increased 36% during the three months ended September 30, 2004 from the three months ended June 30, 2004. Given these early results and the ongoing competitive pressures in the marketplace, we have revised our prior plans for a measured roll-out of our new products and services and have been accelerating the implementation of these initiatives throughout the second half of the year, including a DSL network build-out in Australia. These efforts will enhance our bundled service capabilities, and as a result, we believe those efforts should reduce the competitive vulnerability of our core, high margin, retail long distance and ISP businesses. They will also provide us with long-term growth potential in local, cellular and broadband markets where we have previously not been a significant provider.

Overview of Historic Global Operations

Generally, we price our services competitively with the major carriers operating in our principal service regions. We expect to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, cellular, VOIP, Internet and data), including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, particularly ethnic customers, and other telecommunications carriers and resellers, as well as from acquisitions.

Prices in the long distance industry have declined in recent years, and as competition continues to increase in each of the service segments and each of the product lines, we believe that prices are likely to continue to decrease. Long distance minutes of use per customer also continues to decline as more customers are using cellular phones and the Internet as alternatives to the use of wireline phones. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition from the existing wireline and wireless competitors and from new entrants, such as cable companies and VOIP companies, which could continue to adversely affect our net revenue per minute.

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

In most countries, we generally realize a higher margin on our international long distance as compared to our domestic long distance services and a higher margin on our services to both business and residential customers compared to those realized on our services to other telecommunications carriers. At the current time, we generally realize a higher margin on long distance services as compared to those realized on local switched and cellular services, many of which are resold. We also generally realize a higher margin on our Internet access, data services, and retail broadband VOIP services as compared to voice services. Carrier services over a fixed line network, which generate a lower margin than retail business and residential services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows us to obtain greater volume discounts from our suppliers than we otherwise would realize. Also, carrier services over Internet protocol (IP) have higher margins than carrier services over a fixed line network. Overall carrier revenue accounted for 19% of total revenue for the three and nine month periods ended September 30, 2004 and 18% and 20% of the total revenue for the three and nine month periods ended September 30, 2003, respectively. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services, carrier services versus business and residential long distance services, Internet, VOIP and data services versus voice services, the amount of services that are resold and the proportion of traffic carried on our network versus resale of other carriers’ services.

Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and administrative costs. All selling, general and administrative expenses are expensed when incurred, with the exception of direct-response advertising, which is expensed in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” To further deploy and to promote our new initiatives and to defend our existing core business against increased competitive threats, we expect our sales and marketing expenses to increase as a percentage of net revenue in the near term as we do not anticipate any meaningful revenue contributions from the new initiatives until the latter half of 2005.

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

Foreign currency can have a major impact on our financial results. Currently in excess of 75% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Australian dollar (AUD), USD/Canadian dollar (CAD), USD/Great Britain pound (GBP), and USD/Euro dollar (EUR). Due to the large percentage of our revenue derived outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies, could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months and nine months ended September 30, 2004, as compared to the three months and nine months ended September 30, 2003, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three-month and nine-month periods ended September 30, 2004 and 2003 (in thousands, except percentages):

Net Revenue by Location - in USD

	For the three months ended September 30,				For the nine months ended September 30,
	2004	2003	Variance	Variance %	2004	2003	Variance	Variance %
Canada	59,452	57,551	1,901	3%	179,163	152,715	26,448	17%
Australia	93,372	88,305	5,067	6%	289,746	242,638	47,108	19%
United Kingdom (1)	65,511	40,217	25,294	63%	176,021	107,117	68,904	64%
Europe (1)(2)	46,141	58,115	(11,974)	(21)%	146,270	200,140	(53,870)	(27)%

Net Revenue by Location - in Local Currencies

	For the three months ended September 30,				For the nine months ended September 30,
	2004	2003	Variance	Variance %	2004	2003	Variance	Variance %
Canada (in CAD)	77,819	79,409	(1,590)	(2)%	237,984	217,266	20,718	10%
Australia (in AUD)	131,669	134,158	(2,489)	(2)%	397,092	384,271	12,821	3%
United Kingdom (in GBP) (1)	36,035	25,032	11,003	44%	96,758	66,683	30,075	45%
Europe (in EUR) (1)(2)	37,756	51,588	(13,832)	(27)%	119,367	180,028	(60,661)	(34)%

(1)	Primary reason for increased revenue in United Kingdom and offsetting decrease in Europe is due to transition of a business unit from the Netherlands to the United Kingdom.

(2)	Includes operations with a functional currency of EUR.

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

Results of Operations

The following information for the three and nine months ended September 30, 2004 and 2003 (in thousands and unaudited) is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and Notes thereto contained elsewhere herein and the Consolidated Financial Statements presented with our most recently filed Form 10-K/A.

	Three months ended September 30, 2004
			Minutes of Use
	Net Revenue	%	International	Domestic	Total
North America	$120,234	36%	544,407	776,113	1,320,520
Europe	115,312	34%	679,338	183,599	862,937
Asia-Pacific	98,778	30%	40,596	207,545	248,141

Total	$334,324	100%	1,264,341	1,167,257	2,431,598

	Three months ended September 30, 2003
			Minutes of Use
	Net Revenue	%	International	Domestic	Total
North America	$131,783	41%	545,391	838,568	1,383,959
Europe	103,242	31%	678,734	206,523	885,257
Asia-Pacific	93,240	28%	45,978	219,706	265,684

Total	$328,265	100%	1,270,103	1,264,797	2,534,900

	Nine months ended September 30, 2004
			Minutes of Use
	Net Revenue	%	International	Domestic	Total
North America	$372,604	37%	1,718,287	2,426,301	4,144,588
Europe	334,238	33%	1,945,705	580,999	2,526,704
Asia-Pacific	307,120	30%	125,429	629,971	755,400

Total	$1,013,962	100%	3,789,421	3,637,271	7,426,692

	Nine months ended September 30, 2003
			Minutes of Use
	Net Revenue	%	International	Domestic	Total
North America	$369,547	39%	1,440,011	2,512,424	3,952,435
Europe	322,427	34%	2,154,379	704,885	2,859,264
Asia-Pacific	256,974	27%	137,393	616,934	754,327

Total	$948,948	100%	3,731,783	3,834,243	7,566,026

Minutes of use do not reflect services which are not charged on a per minute basis, such as fixed charge Internet access services. The following information reflects net revenue by product line for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands, except percentages), and is provided for informational purposes and should be read in conjunction with the Consolidated Condensed Financial Statements and Notes:

	Three months ended September 30, 2004		Three months ended September 30, 2003		Nine months ended September 30, 2004		Nine months ended September 30, 2003
Voice	269,806	81%	278,476	85%	827,706	81%	803,572	85%
Data and Internet	44,465	13%	33,249	10%	128,787	13%	93,711	10%
VOIP	20,053	6%	16,540	5%	57,469	6%	51,665	5%

Total	334,324	100%	328,265	100%	1,013,962	100%	948,948	100%

Results of operations for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003

Net revenue increased $6.0 million or 2% to $334.3 million for the three months ended September 30, 2004 from $328.3 million for the three months ended September 30, 2003.

North America: North American net revenue decreased $11.5 million or 9% to $120.2 million for the three months ended September 30, 2004 from $131.8 million for the three months ended September 30, 2003. The decrease is primarily attributed to a decrease of $11.7 million in retail voice services, a decrease of $5.3 million in the usage of prepaid calling cards in Canada and the United States, partially offset by an increase of $4.8 million in Internet services in Canada (primarily due to the April 2004 acquisition of Magma), and an increase of $1.6 million in United States carrier services. Also, offsetting the decrease in North America was the impact of foreign currency rates which had a positive impact of $3.1 million due to the strengthening of the CAD against the USD when comparing the exchange rates for the three months ended September 30, 2004 to the three months ended September 30, 2003.

Revenue by Country	For the three months ended September 30, 2004		For the three months ended September 30, 2003		Quarter over Quarter
	Net Revenue	% of North America	Net Revenue	% of North America	Variance	Variance %
United States	$60,011	50%	$73,309	55%	$(13,298)	(18%)
Canada	59,452	49%	57,551	44%	1,901	3%
Other	771	1%	923	1%	(152)	(16%)

North America Total	$120,234	100%	$131,783	100%	$(11,549)	(9%)

Europe: European net revenue increased $12.1 million or 12% to $115.3 million for the three months ended September 30, 2004 from $103.2 million for the three months ended September 30, 2003. There was an increase of $8.0 million in prepaid calling cards, an increase of $3.5 million in cellular handsets and services and an increase in carrier business of $2.7 million, primarily in the United Kingdom, partially offset by decreases in retail voice services of $2.2 million. A shift of revenues occurred as part of the prepaid calling card business was moved out of the Netherlands’ operation to the United Kingdom’s operation. Included in the increase in Europe, foreign currency had a positive impact of $5.3 million due to the strengthening of the GBP and EUR against the USD when comparing exchange rates for the three months ended September 30, 2004 to the three months ended September 30, 2003.

Revenue by Country	For the three months ended September 30, 2004		For the three months ended September 30, 2003		Quarter over Quarter
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance%
United Kingdom	$65,511	57%	$40,217	39%	$25,294	63%
Netherlands	18,986	16%	31,518	30%	(12,532)	(39)%
Germany	12,483	11%	12,528	12%	(45)	(0)%
France	4,232	4%	4,816	5%	(584)	(12)%
Other	14,100	12%	14,163	14%	(63)	(0)%

Europe Total	$115,312	100%	$103,242	100%	$12,070	12%

Asia-Pacific: Asia-Pacific net revenue increased $5.5 million or 6% to $98.8 million for the three months ended September 30, 2004 from $93.2 million for the three months ended September 30, 2003. The increase is attributable to an increase of $5.1 million from our Australian operation, which was comprised of an increase in Internet and hosting revenues of $5.7 million, including the acquisition of AOL/7 Pty Ltd (“AOL/7”) which contributed $5.5 million, offset by decreases in residential revenues of $0.9 million and decreases in business revenues of $0.5 million. Asia-Pacific foreign currency had a positive impact of $6.8 million due to the strengthening of the AUD against the USD when comparing exchange rates for the three months ended September 30, 2004 to the three months ended September 30, 2003.

Revenue by Country	For the three months ended September 30, 2004		For the three months ended September 30, 2003		Quarter over Quarter
	Net Revenue	% of Asia- Pacific	Net Revenue	% of Asia- Pacific	Variance	Variance %
Australia	$93,372	94%	$88,305	95%	$5,067	6%
Japan	2,625	3%	2,715	3%	(90)	(3%)
Other	2,781	3%	2,220	2%	561	25%

Asia-Pacific Total	$98,778	100%	$93,240	100%	$5,538	6%

Cost of revenue increased $9.0 million to $204.8 million, or 61.3% of net revenue, for the three months ended September 30, 2004 from $195.8 million, or 59.6% of net revenue, for the three months ended September 30, 2003. The increase in cost of revenue as a percentage of net revenue is primarily a result of a change in product mix of higher margin revenue products such as prepaid calling cards and Internet services and low margin carrier revenue. North American cost of revenue decreased $3.8 million, primarily attributable to a decrease of $4.1 million in prepaid calling cards, a decrease of $3.6 million in costs associated with Canada and United States retail voice business, partially offset by an increase in United States carrier services of $1.9 million and an increase in Internet service costs of $1.6 million related to the acquisition of Magma in Canada. European cost of revenue increased by $8.9 million, which is mainly attributable to a $4.4 million increase in prepaid calling cards, a $2.9 million increase in carrier services and a $2.8 million increase in cellular handsets and services, partially offset by a decrease of $1.8 million in retail voice services. An increase of $3.9 million in cost of revenue in Asia-Pacific is attributable to a $3.9 million increase in Australia, mostly in the residential voice traffic, along with increased Internet service costs from the AOL/7 acquisition.

Selling, general and administrative expenses increased $13.1 million to $100.4 million, or 30.0% of net revenue, for the three months ended September 30, 2004 from $87.3 million, or 26.6% of net revenue, for the three months ended September 30, 2003. The increase in selling, general and administrative expenses is primarily attributable to an increase of $5.6 million in salaries and benefits which reflects additional spending for retail VOIP, local and cellular initiatives; an increase of $2.6 million in professional fees which includes efforts related to Sarbanes-Oxley compliance and strategic tax planning; an increase of $2.6 million in sales and marketing related to the new product initiatives and defense of core businesses, including increases in North America of $1.3 million, Europe of $0.5 million and Asia-Pacific of $0.7 million; an increase of $0.9 million of occupancy costs for the two data centers acquired as part of the acquisitions of Magma and AOL/7; and a $1.2 million increase in other administrative expenses.

Depreciation and amortization expense increased $1.5 million to $22.7 million for the three months ended September 30, 2004 from $21.2 million for the three months ended September 30, 2003. The increase consists of an increase in depreciation expense of $1.8 million, primarily as a result of acquisitions in Australia and Canada slightly offset by a decrease in amortization expense of $0.3 million as several customer lists became fully amortized in 2003.

Interest expense decreased $5.5 million to $11.2 million for the three months ended September 30, 2004 from $16.7 million for the three months ended September 30, 2003. The decrease is primarily a result of $11.2 million in interest saved from the reduction of senior debt and other financing arrangements in the past twelve months, partially offset by $5.7 million in interest expense from our debt offerings in September 2003 and January 2004.

Gain (loss) on early extinguishment of debt was a gain of $2.9 million for the three months ended September 30, 2004 and a loss of $1.4 million for the three months ended September 30, 2003. The gain of $2.9 million resulted from our purchase of $8.1 million in principal amount of our October 1999 Senior Notes, prior to maturity, for $7.1 million in cash; purchase of $4.0 million principal amount of our 2000 Convertible Subordinated Debentures, prior to maturity, for $3.0 million in cash; and the settlement of $6.1 million outstanding payment obligation from the acquisition of Cable & Wireless’ United States-based retail switched voice services customer base for $5.0 million in cash, slightly offset by the write-off of related deferred financing costs. The loss of $1.4 million in the three months ended September 30, 2003 consisted of $1.1 million in fees related to our purchase of senior notes and a $0.3 million write-off of deferred financing costs and warrant amortization.

Interest and other income increased $9.7 million to $9.9 million for the three months ended September 30, 2004, from $0.2 million for the three months ended September 30, 2003. The increase is primarily due to the release of a provision for a tax assessment, including interest and penalties, related to a business acquisition in March 1999 (see Note 7). In August 2004, we were released from the tax assessment in its entirety, and recorded a $9.2 million gain.

Foreign currency transaction gain (loss) increased $9.3 million to a gain of $9.7 million for the three months ended September 30, 2004 from a gain of $0.4 million for the three months ended September 30, 2003. The increase is attributable to the impact of period-end foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense increased to $1.5 million for the three months ended September 30, 2004 from $0.7 million for the three months ended September 30, 2003. The expense for the three months ended September 30, 2004 consists primarily of $1.4 million of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiaries by our Canadian and Australian subsidiaries. For the three months ended September 30, 2003, $0.4 million of the expense consists of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Canadian and Australian subsidiaries, and $0.2 million of income tax recognized by our Canadian subsidiary.

Results of operations for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003

Net revenue increased $65.1 million or 7% to $1,014.0 million for the nine months ended September 30, 2004 from $948.9 million for the nine months ended September 30, 2003.

North America: North American net revenue increased $3.1 million or 1% to $372.6 million for the nine months ended September 30, 2004 from $369.5 million for the nine months ended September 30, 2003. The increase is primarily attributed to an increase in prepaid calling cards of $17.8 million; an increase of $13.9 million in carrier services; and an increase of $9.2 million in Internet services in Canada (primarily due to the April 2004 acquisition of Magma), offset by a decrease of $39.2 million in the United States, primarily in retail voice services in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Of the increase in North America, foreign exchange rates had a positive impact of $12.3 million due to the strengthening of the CAD against the USD when comparing the exchange rates for the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

Revenue by Country	For the nine months ended September 30, 2004		For the nine months ended September 30, 2003		Year-to-date over Year-to-date
	Net Revenue	% of North America	Net Revenue	% of North America	Variance	Variance %
United States	$190,812	51%	$214,121	58%	$(23,309)	(11%)
Canada	179,164	48%	152,715	41%	26,449	17%
Other	2,628	1%	2,711	1%	(83)	(3%)

North America Total	$372,604	100%	$369,547	100%	$3,057	1%

Europe: European net revenue increased $11.8 million to $334.2 million for the nine months ended September 30, 2004 from $322.4 million for the nine months ended September 30, 2003. There was an increase of $17.9 million in prepaid calling cards, along with an increase of $8.1 million in cellular handsets and services, offset by a decrease in the retail voice services of $10.4 million and a decrease in carrier services of $5.3 million. A shift of revenues occurred as part of the prepaid calling card business was moved out of the Netherlands’ operation to the United Kingdom’s operation. Of the increase in Europe, foreign exchange rates had a positive impact of $15.5 million due to the strengthening of the GBP and EUR against the USD when comparing the exchange rates for the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

Revenue by Country	For the nine months ended September 30, 2004		For the nine months ended September 30, 2003		Year-to-date over Year-to-date
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$176,021	53%	$107,117	33%	$68,904	64%
Netherlands	59,818	18%	116,074	36%	$(56,256)	(48)%
Germany	37,198	11%	40,814	13%	$(3,616)	(9)%
France	15,378	4%	14,681	4%	$697	5%
Other	45,823	14%	43,741	14%	$2,082	5%

Europe Total	$334,238	100%	$322,427	100%	$11,811	4%

Asia-Pacific: Asia-Pacific net revenue increased $50.1 million or 20% to $307.1 million for the nine months ended September 30, 2004 from $257.0 million for the nine months ended September 30, 2003. The increase is attributable to an increase of $47.1 million from our Australian operation, which was comprised of an increase in residential voice services of $14.6 million, business voice services of $6.7 million and Internet services of $20.5 million, including the acquisition of AOL/7 which contributed $13.0 million. Of the total increase, $39.2 million is associated with the positive impact of the strengthening AUD against the USD.

Revenue by Country	For the nine months ended September 30, 2004		For the nine months ended September 30, 2003		Year-to-date over Year-to-date
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$289,746	94%	$242,638	94%	$47,108	19%
Japan	8,895	3%	8,334	4%	561	7%
Other	8,479	3%	6,002	2%	2,477	41%

Asia-Pacific Total	$307,120	100%	$256,974	100%	$50,146	20%

Cost of revenue increased $31.3 million to $613.5 million, or 60.5% of net revenue, for the nine months ended September 30, 2004 from $582.2 million, or 61.4% of net revenue, for the nine months ended September 30, 2003. The decrease in cost of revenue as a percentage of net revenue is primarily a result of a change in product mix involving low margin carrier revenue and other higher margin revenue products such as prepaid calling cards and Internet services. With the majority of cost of revenue being variable, based on minutes of use, the increase in cost of revenue is primarily attributable to the increase in traffic which is also reflected in the increase in net revenue. North American cost of revenue increased $4.4 million primarily due to an increase of $13.1 million associated with the increase in carrier services, an increase of $9.0 million in prepaid calling card services and a $2.9 million increase in Internet services in Canada with the acquisition of Magma. This increase is partially offset by the decline in costs of $18.2 million related to the revenue decrease in retail voice services in North America. European cost of revenue decreased $0.8 million primarily due to a decrease in $10.8 million in retail voice services, a $4.2 million decrease in carrier services, offset by an increase in cellular handsets and services of $6.2 million and a $7.2 million increase in prepaid calling cards. An increase of $27.7 million in cost of revenue in Asia-Pacific is attributable to a $26.4 million increase in Australia, mostly in the residential and business voice traffic, along with the increase in Internet services costs from AOL/7.

Selling, general and administrative expenses increased $36.1 million to $290.2 million, or 28.6% of net revenue, for the nine months ended September 30, 2004 from $254.1 million, or 26.8% of net revenue, for the nine months ended September 30, 2003. The increase in selling, general and administrative expenses is attributable to a $15.4 million increase in salaries and benefits which reflects additional spending for retail VOIP, local and cellular initiatives; an $8.6 million increase in sales and marketing expenses; $5.5 million in professional fees which includes efforts related to Sarbanes-Oxley compliance and strategic tax planning; a $3.2 million increase in other administrative expenses; and a $2.6 million increase in occupancy costs for the two data centers acquired as part of the acquisitions of Magma and AOL/7.

Depreciation and amortization expense increased $6.7 million to $69.4 million for the nine months ended September 30, 2004 from $62.7 million for the nine months ended September 30, 2003. The increase consists of an increase in depreciation expense of $7.3 million primarily as a result of acquisitions in Australia and Canada slightly offset by a decrease in amortization expense of $0.6 million as several customer lists became fully amortized in 2003.

Loss on sale of fixed assets increased $1.1 million to $1.9 million for the nine months ended September 30, 2004 from $0.8 million for the nine months ended September 30, 2003. The loss in the nine months ended September 30, 2004 was primarily the result of a sale of network equipment which was decommissioned when it was replaced by newer technology during the three months ended June 30, 2004. The loss in 2003 was associated with the sale of our satellite earth station in the United Kingdom during the three months ended June 30, 2003.

Interest expense decreased $8.8 million to $37.9 million for the nine months ended September 30, 2004 from $46.7 million for the nine months ended September 30, 2003. The decrease is a result of $26.6 million in interest saved from the reduction of senior debt and other financing arrangements in the past twelve months, offset by $16.9 million in interest expense from our debt offerings in September 2003 and January 2004, and a $0.9 million early termination penalty for reduction of debt.

Gain (loss) on early extinguishment of debt was a loss of $11.0 million for the nine months ended September 30, 2004, from a gain of $13.3 million for the nine months ended September 30, 2003. The loss of $11.0 million resulted from our purchase of $194.5 million in principal amount of our senior notes, prior to maturity, for $204.5 million in cash, and a $3.1 million write-off of related deferred financing costs; and the purchase of $4.0 million in principal amount of our convertible subordinated debentures, prior to maturity, for $3.0 million; and a gain on the settlement of $6.1 million outstanding payment obligation from the acquisition of Cable & Wireless’ United States-based retail switched voice services customer bases for $5.0 million in cash. The gain of $13.3 million in the nine months ended September 30, 2003 consisted of a $10.3 million gain as a result of our purchase of $53.8 million in principal amount of senior notes, prior to maturity, for $42.5 million in cash, slightly offset by the write-off of related deferred financing costs, and a $4.3 million gain related to the settlement of an outstanding vendor debt obligation of $14.9 million in Europe for approximately $10.6 million in cash. The gain is partially offset by a $1.1 million fee related to our purchase of senior notes and a $0.3 million write-off of deferred financing costs and warrant amortization.

Interest and other income increased $10.8 million to $11.2 million for the nine months ended September 30, 2004, from $0.4 million for the three months ended September 30, 2003. The increase is primarily due to the release of a provision for a tax assessment, including interest and penalties, related to a business acquisition in March 1999 (see Note 7). In August 2004, we were released from the tax assessment in its entirety and recorded a $9.2 million gain.

Foreign currency transaction gain (loss) decreased $31.4 million to a loss of $6.1 million for the nine months ended September 30, 2004 from a gain of $25.2 million for the nine months ended September 30, 2003. The decrease is attributable to the impact of period-end foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense increased to $4.0 million for the nine months ended September 30, 2004 from $3.7 million for the nine months ended September 30, 2003. The expense for the nine months ended September 30, 2004 primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiaries by our Canadian and Australian subsidiaries. For the nine months ended September 30, 2003, the expense primarily consists of $2.2 million of income tax recognized by our Canadian subsidiary and $1.3 million of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Canadian and Australian subsidiaries.

Liquidity and Capital Resources

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and capacity, developing of back-office systems, interest and principal payments on outstanding debt and other obligations, new product initiatives and acquisitions. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, vendor financing, capital lease financing and other financing arrangements.

Net cash provided by operating activities was $51.5 million for the nine months ended September 30, 2004 as compared to net cash provided by operating activities of $49.5 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, operations generated $89.9 million of cash, $29.3 million of which was used to pay down our accounts payable, accrued expenses, accrued income taxes and other liabilities, and $3.0 million was used to pay down accrued interest. Additional cash was generated through collections of accounts receivable of $3.8 million, but was offset by payments for inventory of the cellular handsets and prepaid expenses of $4.0 million in cash. Also in 2004, an additional $4.4 million of cash was restricted for operating purposes. For the nine months ended September 30, 2003, operations generated $78.7 million of cash, $10.9 million of which was used to pay down our accounts payable, accrued expenses, accrued income taxes and other liabilities, and $3.0 million was used to pay down accrued interest. A negative impact to cash was caused by an increase of accounts receivable by $25.1 million, which was partially mitigated as inventories, prepaid expenses and other current assets decreased by $9.2 million.

Net cash used in investing activities was $54.5 million for the nine months ended September 30, 2004 compared to $15.3 million for the nine months ended September 30, 2003. Net cash used by investing activities during the nine months ended September 30, 2004 included $26.3 million of capital expenditures primarily for our global network and back-office support systems, along with cash used for business acquisitions in the amount of $28.2 million – mostly for AOL/7 in Australia and Magma Communications, Ltd. (“Magma”) and Onramp Network Services, Inc. (“Onramp”) in Canada. For the nine months ended September 30, 2003, net cash used by investing activities consisted of $14.4 million for capital expenditures and $0.9 million was used for acquisitions.

Net cash used in financing activities was $1.6 million for the nine months ended September 30, 2004 as compared to $5.5 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, cash provided by financing activities consisted of $233.0 million in net proceeds from the issuance of our 2004 Senior Notes and $2.2 million in other financing, offset by $207.5 million used for the purchase or redemption of certain of our debt securities and $30.6 million of principal payments on capital leases, vendor financing and other long-term obligations. During the nine months ended September 30, 2003, cash used in financing activities consisted of $52.5 million for the purchase of certain of our debt securities, $98.5 million for principal payments on capital leases, vendor financing and other long-term obligations, partially offset by $126.8 million in net proceeds from the sale of our 2003 Convertible Senior Notes, $8.9 million in proceeds from the sale of convertible preferred stock and $9.1 million in proceeds from the issuance of other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

We believe that our existing cash and cash equivalents and internally generated funds from operating activities will be sufficient to fund our debt service requirements and other fixed obligations (such as capital leases, vendor financing and other long-term obligations), capital expenditures, resolution of vendor disputes, and other cash needs for our operations through at least the next twelve months. Long-term funding may require the issuance of additional debt or equity. Based on historical results and our business forecasts, we believe our plan for short-term and long-term funding expectations are accurate and achievable. We believe our aggregate capital expenditures will be approximately $40 million in 2004. We expect these spending levels to remain consistent over the next few years. These capital expenditures are expected to be funded in part through existing cash and cash equivalents and/or internally generated funds. We will continue to have significant debt and debt service obligations during the next twelve months and on a long-term basis. However, there can be no assurance that changes in assumptions or conditions, including those referenced under “Legal Proceedings” and “Special Note Regarding Forward–Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity position. As of September 30, 2004, we have $34.3 million in future minimum purchase obligations, $32.1 million in future operating lease payments and $560.9 million of indebtedness with payments of principal and interest due as follows:

Year Ending December 31,	Vendor Financing	Senior Notes	Senior Convertible Notes	Other Long Term Obligations	Convertible Subordinated Debentures	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2004 (as of September 30)	$4,485	$5,267	$—	$2,161	$—	$599	$3,476	$15,988
2005	15,752	29,333	4,950	2,105	3,859	25,575	10,086	91,660
2006	14,260	29,333	4,950	2,952	3,859	8,100	7,123	70,577
2007	5,123	29,333	4,950	186	69,049	—	5,671	114,312
2008	1,775	29,333	4,950	56	—	—	3,468	39,582
Thereafter	237	431,549	141,900	213	—	—	2,286	576,185

Total Minimum Principal & Interest Payments	41,632	554,148	161,700	7,673	76,767	34,274	32,110	908,304
Less: Amount Representing Interest	(4,701)	(236,533)	(29,700)	(423)	(9,648)	—	—	(281,005)

Total Principal Payments	$36,931	$317,615	$132,000	$7,250	$67,119	$34,274	$32,110	$627,299

From time to time, we maintain a dialogue with potential debt and equity investors for raising capital for additional liquidity, debt reduction, refinancing of existing indebtedness and for additional working capital and growth opportunities. There can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms. If we are successful in raising additional financing, securities comprising a significant percentage of our diluted capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change, including those with respect to our debt levels or the development of the network and new products and services and the level of our operations and cash from operating activities, if our assumptions prove inaccurate, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected. In such circumstances, there can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms.

In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described herein under “Special Note Regarding Forward–Looking Statements,” the most efficient use of our capital, including investment in our network and systems, lines of business and new products, potential acquisitions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities and other instruments in privately negotiated transactions, open market transactions or by other means directly or indirectly to the extent permitted by our existing covenant restrictions.

The purchase price for Telesonic Communications, Inc. (“TCI”), a Canadian prepaid card company, may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company’s adjusted revenues exceed certain targeted levels by May 2005.

We have contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. We do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $34.3 million in total remaining in 2004, 2005 and 2006.

In March 1999, we purchased the common stock of London Telecom Network, Inc. and certain related entities that provide long distance telecommunications services in Canada (the “LTN Companies”). In April 2001, the LTN Companies received a federal notice and, in May 2002, a provincial notice of tax assessment disputing certain deductions from taxable income made by the LTN Companies, prior to our acquisition, in the aggregate amount of $6.0 million (8.0 million CAD), plus penalties and interest of $12.6 million (16.7 million CAD). In August 2004, we were released from the tax assessment in its entirety and recorded a $9.2 million gain.

Off Balance Sheet Arrangements

Our off balance sheet arrangements consist primarily of an investment in an unconsolidated affiliate, Bekkoame Internet, Inc. of which we own 37%, and account for under the equity method. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions. We do not guaranty financing obtained by our unconsolidated investment, nor are there any other provisions of our investment agreement with our unconsolidated investment which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the investment. We provide indemnity and indemnity insurance pursuant to which directors and officers are indemnified or insured against liability or loss under certain circumstances which may include liability or related loss under the Securities Act of 1933 and the Exchange Act of 1934.

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

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities.” FIN No. 46(R) clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) applies immediately to variable interest entities created after January 31, 2003, or in which we obtain an interest after that date. With respect to variable interest entities created prior to February 1, 2003, FIN No. 46(R) was effective March 31, 2004. The adoption of FIN No. 46(R) did not have a material effect on our consolidated financial position or results of operations.

Special Note Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q and elsewhere constitute “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward–looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	expectations of future growth, revenue, foreign revenue contributions and net income, as well as income from operations, earnings per share, cash flow, working capital, network development, spending on new product initiatives, including the development of Internet, VOIP, cellular and local services, traffic development, capital expenditures, selling, general and administrative expenses, goodwill impairment charges, service introductions and cash requirements;

•	increased competitive pressures and accelerated response involving new product initiatives, bundled service offerings and DSL network build-out;

•	financing, refinancing and/or debt repurchase, restructuring or exchange plans or initiatives;

•	liquidity and debt service forecasts;

•	assumptions regarding currency exchange rates;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, product plans and performance;

•	the impact of matters described under “Business—Legal Proceedings;” and

•	management’s assessment of market factors.

Factors and risks, including certain of those described in greater detail herein, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward–looking statements include, without limitation:

•	changes in business conditions causing changes in the business direction and strategy by management;

•	accelerated competitive pricing and bundling pressures in the markets in which we operate, particular from incumbent local exchange carriers (“ILECs”);

•	accelerated decrease in minutes of use on wireline phones;

•	fluctuations in the exchange rates of currencies, particularly any strengthening of the USD relative to foreign currencies of the countries where we conduct our foreign operations;

•	adverse interest rate developments;

•	difficulty in maintaining or increasing customer revenues and margins through our new product initiatives and bundled service offerings, and difficulties and delays in constructing and operating a proposed DSL network in Australia;

•	inadequate financial resources to promote and to market the new product initiatives;

•	fluctuations in prevailing trade credit terms or revenues due to the adverse impact of, among other things, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers;

•	the possible inability to raise additional capital when needed, on acceptable terms, or at all;

•	the inability to reduce, repurchase, exchange or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;

•	further changes in the telecommunications or Internet industry, including rapid technological changes, regulatory changes in our principal markets and the nature and degree of competitive pressure that we may face;

•	adverse tax rulings from applicable taxing authorities;

•	DSL, Internet, cellular and telecommunications competition;

•	changes in financial, capital market and economic conditions;

•	changes in service offerings or business strategies;

•	difficulty in migrating or retaining customers associated with recent acquisitions of customer bases, or integrating other assets;

•	difficulty in selling new services in the marketplace;

•	difficulty in providing local, VOIP or cellular services;

•	changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate;

•	restrictions on our ability to follow certain strategies or complete certain transactions as a result of our inexperience with new product initiatives, our capital structure or debt covenants;

•	risks associated with our limited DSL, Internet, VOIP, Web hosting and cellular experience and expertise, including cost effectively utilizing new marketing channels such as interactive marketing utilizing the Internet;

•	entry into developing markets;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel, and to manage growth;

•	risks associated with international operations;

•	dependence on effective information systems;

•	dependence on third parties to enable us to expand and manage our global network and operations and to offer local, VOIP and cellular services;

•	dependence on the implementation and performance of our global ATM+IP communications network;

•	adverse outcomes of outstanding litigation matters;

•	adverse FCC rulings or fines affecting our operations;

•	the potential elimination or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to significant issuances of equity securities, changes in ownership or other circumstances, which carryforwards would otherwise be available to reduce future taxable income; and

•	the outbreak or escalation of hostilities or terrorist acts and adverse geopolitical developments.

As such, actual results or circumstances may vary materially from such forward–looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward–looking statements which speak only as of the date these statements were made. We are not necessarily obligated to update or revise any forward–looking statements, whether as a result of new information, future events or otherwise. Factors, which could cause results to differ from expectations, include risks described in greater detail below associated with:

Liquidity Restrictions; Possible Inability to Obtain Necessary Financing. We believe that our existing cash and internally generated funds will be sufficient to fund our operations, debt service requirements, capital expenditures, acquisitions and other cash needs for our operations at least through the next twelve months. However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief, particularly as predatory pricing by certain ILECs have intensified competitive pressures in the markets where we operate. See also information under “Liquidity and Capital Resources–Short- and Long-Term Liquidity Considerations and Risks” and in this “Special Note Regarding Forward-Looking Statements.” If adverse events referenced therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

Substantial Indebtedness; Liquidity. We currently have substantial indebtedness and anticipate that we and our subsidiaries may incur additional indebtedness in the future. The level of our indebtedness (1) could make it difficult for us to make required payments of principal and interest on our outstanding debt, including the notes; (2) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (3) requires that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; (4) could limit our flexibility in planning for, or reacting to, changes in our business; (5) results in our being more highly leveraged than many of our competitors, which may place us at a competitive disadvantage; and (6) will make us more vulnerable in the event of a downturn in our business.

Limited Experience in Delivering New Product Initiatives and in Providing Bundled Local, Cellular, Internet, Data and VOIP Services. During 2004, we accelerated initiatives to provide cellular, broadband, VOIP and local wireline services in certain markets where we operate. During the third quarter of 2004 we accelerated initiatives to become an integrated wireline, cellular and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the migration of certain of our wireline and ISP customers to our competitors' bundled cellular, wireline and broadband service offerings. Our experience in providing these new products in certain markets and in providing these bundled service offerings is limited. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expect that we will experience increased competition from traditional telecommunications carriers and cable companies and other new entrants that expand into the market for broadband, Internet services and traditional voice services. Therefore, future operations involving these individual or bundled services may not succeed in this new competitive environment, we may not be able to expand successfully and we may experience margin pressure. As a result, there can be no assurance that we will maintain or increase revenues or that we will be able to generate income from operations or net income in the future or on any predictable basis.

Pricing Pressure. The long distance telecommunications, Internet, data and cellular industry is significantly influenced by the marketing and pricing decisions of the larger long distance industry, Internet access and cellular business participants. Prices in the long distance industry have declined in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Our competitors in our core markets include, among others: AT&T, MCI, Sprint, the regional Bell operating companies (RBOCs) and the major cellular carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, CallNet, Allstream (formerly AT&T Canada) and the major cellular companies in Canada; and BT, Cable & Wireless United Kingdom, MCI, Colt Telecom, Energis and the major cellular carriers in the United Kingdom. Customers frequently change long distance providers and ISPs in response to the offering of lower rates or promotional incentives, including bundling of various services, by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is likely to become similar to the intense competition in the United States. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, Canada and Australia and the major cellular carriers and cable companies, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls. This strategy could have a material adverse effect on our net revenue per minute, results of operations and financial condition if increases in telecommunications usage and potential cost declines do not result from, or are insufficient to offset the effects of, such price decreases. Many companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future.

Managing Growth. Our continued growth and expansion may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage our growth effectively, we must continue to implement and improve our operational and financial systems and controls, purchase and utilize other transmission facilities, and expand, train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, on our support, sales and marketing and administrative resources and on our network infrastructure. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting.

Historical and Future Operating Losses and Net Losses. As of September 30, 2004, we had an accumulated deficit of $(693.9) million. The Company incurred net losses of $(63.6) million in 1998, $(112.7) million in 1999, $(174.7) million in 2000, $(306.2) million in 2001, $(34.6) million in 2002 and $(8.8) million for the nine months ended September 30, 2004. During the year ended December 31, 2003, we recognized net income of $54.8 million, of which $39.4 million is the positive impact of foreign currency transaction gains. Our net income and net revenue growth should not necessarily be considered to be indicative of future net income and net revenue growth. We cannot assure you that we will recognize net income, or net revenue will grow or be sustained in future periods. If we cannot generate net income or operating profitability, we may not be able to meet our debt service or working capital requirements.

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

Intense Competition in Telecommunications. The local and long distance telecommunications, data, broadband, VOIP and cellular industry is intensely competitive with relatively limited barriers to entry in the more deregulated countries we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, cellular companies, cable television companies, who may offer voice, broadband, Internet access and television, and electric power utilities who may offer voice and broadband Internet access. For example, the United States and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the United States, as certain conditions have been met under the Telecommunications Act of 1996, the RBOCs have been allowed to enter the long distance market, AT&T, MCI and other long distance carriers have been allowed to enter the local telephone services market, and any entities, including cable television companies and utilities, have been allowed to enter both the local service and long distance telecommunications markets. Moreover, the rapid enhancement of VOIP technology may result in increasing levels of traditional domestic and international voice long distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks such as ours. Currently, there are significant capital investment savings and cost savings associated with carrying voice traffic employing VOIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long distance voice services will decrease in order to be competitive with VOIP. Additionally, competition is expected to be intense to switch customers to VOIP product offerings, as is evidenced by numerous recent market announcements in the United States and internationally from industry leaders and competitive carriers concerning significant VOIP initiatives. Our ability effectively to retain our existing customer base and generate new customers, either through our network or our own VOIP offerings, may be adversely affected by accelerated competition arising as a result of VOIP initiatives. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

Dependence on Transmission Facilities-Based Carriers. We primarily connect our customers’ telephone calls through transmission lines that we lease under a variety of arrangements with other facilities–based long distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities–based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition.

International Operations. We have significant international operations and, as of September 30, 2004, derive more than 75% of our revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to its switches within its territory. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

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

For the year ended December 31, 2003, our results were favorably impacted by a weakening of the USD compared to the foregoing currencies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to “accumulated other comprehensive income (loss)” within the stockholders' deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to the subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Industry Changes. The telecommunications industry is changing rapidly due to deregulation, privatization, technological improvements, availability of alternative services such as cellular, VOIP,and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world's economies. In addition, alternative services to traditional fixed wireline services, such as cellular and VOIP services, are a substantial competitive threat. If we do not adjust our contemplated plan of development to meet changing market conditions and if we do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

Network Development; Migration of Traffic. Our long-term success depends on our ability to design, implement, operate, manage and maintain a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network and to provide local, broadband and cellular services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to migrate traffic onto our network, or if we experience difficulties with our third–party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

Dependence on Key Personnel. The loss of the services of K. Paul Singh, our Chairman and Chief Executive Officer, or the services of our other key personnel, or our inability to attract and retain additional key management, technical and sales personnel, could have a material adverse effect upon us.

Government Regulation. Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Recent widespread regulatory changes in the United Kingdom and potential future regulatory, judicial, legislative and government policy changes in other jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony; if regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and operating costs may increase; (3) general changes in access charges, universal service and regulatory fee payments would affect our cost of providing long distance services; and (4) general changes in access charges and contribution payments could adversely affect our cost of providing long distance, cellular, VOIP, local and other services. Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

Terrorist Attacks. We are a United States–based corporation with significant international operations. Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and subsequent worldwide terrorist actions, including apparent action against companies operating abroad, may negatively affect our operations. We cannot assure you that there will not be further terrorist attacks that impact our employees, network facilities or support systems, either in the United States or in any of the other countries in which we operate. Certain losses resulting from these types of events are uninsurable and others are not likely to be covered by our insurance. Terrorist attacks may directly impact our business operations through damage or harm to our employees, network facilities or support systems, increased security costs or the general curtailment of voice or data traffic. Any of these events could result in increased volatility in or damage to our business and the United States and worldwide financial markets and economies.

Risks Related to Significant Sales of our Common Stock. Significant future sales of our common stock in the public market, including in particular the shares offered under the Common Stock Resale Registration (defined below) and the Note Registration Statement (defined below), could lower our stock price and impair our ability to raise funds in new stock offerings. There are 22,616,990 shares of common stock that were issued upon conversion of our Series C Preferred Stock in November 2003 that are registered for resale under an effective registration statement (the “Common Stock Registration”) under the Securities Act of 1933 (the “Securities Act”). These shares, in general, may be freely resold under the Securities Act pursuant to the Common Stock Registration. In addition, the holders of the 3¾% convertible senior notes due 2010 (the “2010 Convertible Notes”) have a registration statement that has been declared effective under the Securities Act covering these notes and common stock issuable upon conversion of these notes (the “Note Registration Statement”). Sales of a substantial amount of common stock in the public market pursuant to the registration statements described above or Rule 144 under the Securities Act, or the perception that these sales may occur, could create selling pressure on our common stock and adversely affect the market price of our common stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

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

In the nine months ended September 30, 2004, the USD weakened compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is the AUD, CAD, GBP and EUR increased (decreased) 3%, 10%, 45% and (34)% in local currency compared to the nine months ended September 30, 2003, but increased (decreased) 19%, 17%, 64% and (27)% in USD, respectively.

Interest rates – All of our long-term debt obligations are at fixed interest rates. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of September 30, 2004 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, convertible subordinated debentures, leased fiber capacity, equipment financing, and other long-term obligations in effect at September 30, 2004. In the case of the convertible senior notes and convertible subordinated debentures, the table excludes the potential exercise of the relevant redemption and conversion features.

	Year of Maturity						Total	Fair Value
	2004	2005	2006	2007	2008	Thereafter
	(in thousands, except percentages)
Interest Rate Sensitivity
Fixed Rate	$5,793	$15,255	$15,953	$72,136	$1,740	$450,038	$560,915	$415,762
Average Interest Rate	6%	8%	7%	6%	8%	8%	7%

ITEM 4.	CONTROLS AND PROCEDURES

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

2004 Class Action Securities Litigation

Federal Securities Class Actions. Between August 17, 2004 and October 5, 2004, we and two of our executive officers (the “Primus Defendants”) were named as defendants in six class action lawsuits filed in the United States District Court for the Eastern District of Virginia, five of which were filed in the Alexandria Division (the “Alexandria Actions”) and one in the Richmond Division. The court has consolidated the Alexandria Actions under the caption “In re Primus Telecommunications Group, Incorporated Securities Litigation”, and a motion has been filed to consolidate the lawsuit filed in Richmond with the Alexandria Actions. Plaintiffs are suing on behalf of certain purchasers (the “Class”) of Primus securities between August 5, 2003 and July 29, 2004 (the “Class Period”). In one action, Fener, the Class Period begins on November 11, 2003. Plaintiffs allege that the Primus Defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. Plaintiffs seek damages, among other things, on the theory that the Primus Defendants fraudulently published false and misleading statements and/or fraudulently concealed adverse, non-public information about Primus, thereby artificially inflating the price of our securities. Motions have been filed by two groups to be appointed as lead plaintiff, and we anticipate that the Court will appoint a lead plaintiff by late November of 2004, and a consolidated amended complaint will be filed within 30 days thereafter. The Primus Defendants will have 30 days to either answer or file a motion to dismiss the consolidated amended complaint.

Shareholder Derivative Action. In September 2004, Richard J. Taddy filed a shareholder derivative action in the Alexandria Division of the United States District Court for the Eastern District of Virginia against members of our Board of Directors, a former director, a board observer and three of our executive officers (the “Primus Defendants”) on behalf of Primus for alleged violations of state law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Damages are sought based on allegations that, between “November 2003 and the present,” the Primus Defendants (1) publicly issued false and misleading statements and concealed adverse, non-public information about Primus, (2) engaged in, or permitted, illegal insider trading, and (3) engaged in, or permitted, various acts of “gross mismanagement” and “corporate waste.” On November 1, 2004, the Primus Defendants filed a motion to dismiss the derivative action.

We intend to defend vigorously against the Federal Securities Class Actions and Shareholder Derivative Action and believe that the plaintiffs’ claims are without merit. However, our ultimate legal and financial liability with respect to these matters cannot be estimated with certainty at this time. The Primus Defendants have insurance coverage for these matters. Nonetheless, an adverse result in excess of amounts covered by insurance could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Other

Dismissal of Tutornet Litigation. We and certain of our executive officers had been defendants in two separate securities lawsuits brought by stockholders (“Plaintiffs”) of Tutornet.com, Inc. (“Tutornet”) in the United States District Courts in Virginia and New Jersey. Plaintiffs sued Tutornet and several of its officers (collectively, the “Non-Primus Defendants”) alleging fraud in the sale of Tutornet securities. Plaintiffs also named us and several of our executive officers (the “Primus Defendants”) as co-defendants. No officer of Primus had ever served as an officer or director of Tutornet or acquired any securities of Tutornet. Neither we nor any of our subsidiaries or affiliates own, or have ever owned, any securities of Tutornet.

In the Virginia case, the Primus Defendants were dismissed before the case went to the jury. The case continued against the Non-Primus Defendants, and the jury rendered a verdict in favor of Plaintiffs against the Non-Primus Defendants only. In May 2003, Plaintiffs filed an appeal in the 4th Circuit of the United States Court of Appeals (4th Circuit) regarding the Primus Defendants’ dismissal. On July 16, 2004, the three-judge panel of the 4th Circuit affirmed the district court’s decision. Plaintiffs did not file a petition for rehearing before the three-judge panel or rehearing before all the judges on the 4th Circuit within the required 14-day period, which period expired on July 30, 2004. On October 14, 2004, the time period available to plaintiffs to seek Supreme Court review lapsed. Accordingly, this matter has been finally determined.

The New Jersey case was filed on September 24, 2002 and included claims against the Primus Defendants. The Primus Defendants moved to dismiss, and the case was stayed pending further decision by the court in the Virginia case. After the April 2, 2003 decision in the Virginia case, the parties in the New Jersey case agreed to a dismissal without prejudice of the claims against the Primus Defendants, with dismissal subject to, and connected with, the appeal by the plaintiffs in the Virginia case. Plaintiffs have been notified of the 4th Circuit’s decision to affirm the district court decision in the Virginia case, and this matter has been finally determined.

Telecommunications Dispute. On December 9, 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly–owned subsidiaries, St. Thomas and San Juan Telephone Company, alleging that such entities failed to pay amounts due to Plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. We acquired TresCom in June 1998, and TresCom is currently our subsidiary. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. We filed an answer on January 25, 2000, and discovery has commenced. We have recorded an accrual for the amounts that management estimates to be the probable loss. Our legal and financial liability with respect to such legal proceeding would not be covered by insurance, and our ultimate liability, if any, cannot be estimated with certainty at this time. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on our financial results. We intend to defend the case vigorously. We believe that this suit will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Do-Not-Call. In December 2003, Primus Telecommunication Inc. (“PTI”), our principal United States operating subsidiary, was served with notice that the Federal Communications Commission (FCC) was conducting an inquiry regarding 96 alleged telephone calls made on behalf of PTI to residential telephone lines that were either (1) included on the Do-Not-Call Registry or (2) to consumers who directly requested not to receive telemarketing calls from PTI. In September 2004, PTI settled this matter by entering into a Consent Decree with the FCC in which PTI paid the FCC $400,000 and agreed to implement a more comprehensive compliance program in this regard.

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

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (see index on page 52)

(b)	Reports on Form 8-K

Form 8-K dated July 29, 2004 was filed to announce the Company’s financial results for the quarter ended June 30, 2004.

Form 8-K dated October 15, 2004 was filed to announce that the audit committee of the Company, in consultation with the Company’s management and the independent registered public accounting firm, determined, among other things, to effect corrections that should be made to restate the

Company’s basic weighted average common shares outstanding and increase previously reported basic and diluted income per common share disclosed in the consolidated financial statements included in Part II, Item 8 of the Company’s Form 10-K for the year ended December 31, 2003 as originally filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004, and in quarterly reports for the quarters ended June 30, 2004, March 31, 2004 and September 30, 2003 as initially filed with the SEC. The Company also determined to amend information contained in the footnotes to its consolidated condensed financial statements included in Part I, Item 1 of the Company’s Form 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004 as originally filed with the Securities and Exchange Commission on May 10, 2004 and August 9, 2004, respectively, to reflect the capital contribution of certain of the Company’s intercompany receivables and payables balances to the Company’s wholly-owned subsidiary, Primus Telecommunications Holding, Inc. (“PTHI”), which occurred in connection with PTHI’s issuance of 8% senior notes that are guaranteed by the Company, in January 2004.

Form 8-K/A dated October 15, 2004 was filed to amend the Company’s consolidated financial statements included as part of the Company’s Form 8-K filed with the SEC on April 29, 2004 to restate basic weighted average common shares outstanding and basic and diluted income per common share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date:	November 9, 2004	By:	/s/ NEIL L. HAZARD
Neil L. Hazard
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2004	By:	/s/ TRACY BOOK LAWSON
Tracy Book Lawson
Vice President – Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan agreement, as amended, dated as of October 5, 2004 between the Manufactures Life Insurance Company and Primus Canada Inc. and 3082833 Nova Scotia Company.

31	Certifications.

32	Certification*.

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.