Form 10-K
period 2004-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2005-03-16
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-29092

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1708481 (I.R.S. Employer Identification No.)
7901 Jones Branch Road, Suite 900, McLean, VA (Address of principal executive offices)	22102 (Zip Code)

(703) 902-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Non-affiliates of Primus Telecommunications Group, Incorporated held 69,480,336 shares of Common Stock as of June 30, 2004. The fair market value of the stock held by non-affiliates is $352,960,108 based on the sale price of the shares on June 30, 2004.

As of February 28, 2005, 90,066,651 shares of Common Stock, par value $.01, were outstanding.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

Description

PART I

ITEM 1.    BUSINESS

General

We, Primus Telecommunications Group, Incorporated, are an integrated telecommunications services provider offering a portfolio of international and domestic voice, wireless, Internet, voice-over-Internet protocol (VOIP), data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom and Europe. Our focus is to service the demand for high quality, competitively priced international communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of Internet, VOIP, wireless and data traffic.

We target customers with significant telecommunications needs, including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers. We provide services over our global network, which consists of:

•	18 domestic and international gateway switching systems (the hardware/software devices that direct the voice traffic across the network) in North America, Australia, Europe and Japan;

•	approximately 250 interconnection points to our network, or points of presence (POPs), within our service regions and other markets;

•	undersea and land-based fiber optic transmission line systems that we own or lease and that carry voice and data traffic across the network; and

•	global network and data centers that use a high-bandwidth network standard (asynchronous transfer mode) and Internet-based protocol (ATM+IP) to connect with the network. The global VOIP network is based on routers and gateways with an open network architecture which connects our partners in over 150 countries.

The services we offer can be classified into three main product categories: voice, data/Internet and VOIP services. Within these three main product categories, we offer our customers a wide range of services, including:

•	international and domestic long distance services over the traditional network;

•	wholesale and retail VOIP services;

•	wireless services;

•	prepaid calling cards, toll-free services and reorigination services;

•	dial-up, dedicated and high-speed Internet access;

•	local voice services;

•	ATM+IP broadband services; and

•	managed and shared Web hosting services and applications.

Generally, we price our services competitively with the major carriers operating in our principal service regions. We expect to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, wireless, VOIP, Internet and data), including SMEs, multinational corporations, residential customers, particularly ethnic customers, and other telecommunications carriers and resellers, as well as acquisitions.

In February 2004, we announced a strategy to transform the company from its core business of long distance voice and dial-up Internet service provider (ISP) services into an integrated provider of local, VOIP, broadband and wireless services. To this end, we have introduced new strategic initiatives in local, wireless, broadband digital subscriber line (DSL) and VOIP services and have been accelerating the implementation of these initiatives throughout the second half of 2004, including the initial phases of a DSL network build-out in Australia. We believe these efforts will enhance our bundled service capabilities, and as a result, reduce the competitive vulnerability of our core retail long distance and dial-up ISP businesses. They should also provide us with long-term growth potential in local, wireless and broadband markets where we have previously not been a significant provider.

Operating Highlights and Accomplishments in 2004 and subsequent events:

•	We increased net revenue by 5% to $1.4 billion for the year ended December 31, 2004 from $1.3 billion for the year ended December 31, 2003.

•	Our income from operations was $39.1 million for the year ended December 31, 2004, a $30.5 million decrease from income of $69.6 million for the year ended December 31, 2003.

•	We increased net cash provided by operating activities by $2.3 million to $69.2 million for the year ended December 31, 2004 from $66.9 million for the year ended December 31, 2003.

•	We introduced retail VOIP products in the United States and Canada. In January 2004, we launched a retail VOIP product in Canada. In June 2004, we launched in the United States our Lingo retail VOIP product, which offers unlimited calling plans including destinations in western Europe and certain countries in Asia, unlimited calling between Lingo subscribers and the issuance of phone numbers that are local for calls originating in certain foreign countries.

•	We launched new wireless service on a resale basis in Canada and the United States.

•	In February 2004, we acquired Australian-based AOL/7 Pty Ltd (AOL/7) which was a joint venture between America Online Inc., a wholly-owned subsidiary of Time Warner Inc., AAPT Limited, a unit of the Telecom New Zealand Group, and Seven Network Limited. This acquisition provided us with the customer base, content, content development and online advertising business of AOL/7, as well as a license for the AOL brand in Australia for a fixed period, for a total consideration of $19.5 million.

•	In April 2004, we acquired Magma Communications Ltd. (“Magma”), a provider of Internet solutions to corporate, government and residential customers in Toronto, Ottawa and Montreal for a total consideration of $11.3 million (15.1 million Canadian dollars (CAD)).

•	In June 2004, we acquired Canada-based Onramp Network Services Inc. (“Onramp”), a provider of Internet services and solutions for businesses for a total consideration of $4.1 million (5.6 million CAD).

•	In July 2004, we acquired certain assets of Canadian based 3588599 Canada Inc., dba Sun Telecom Group (“Sun Telecom”), a Canadian telecommunications provider, including certain customer contracts, access to a portion of the customer base and certain related assets for a total consideration of $1.6 million (2.2 million CAD).

•	In December 2004, we acquired certain assets of Wiznet Inc., a provider of Internet services and solutions, for a total consideration of $1.3 million (1.6 million CAD).

•	In January 2004, we completed the sale of $240.0 million 8% senior notes due 2014 (“2004 Senior Notes”), which we used primarily to retire higher interest debt and also to extend our debt maturity profile.

•

We continued our debt reduction efforts and improved liquidity by retiring $198.5 million in principal amount of our senior notes and convertible subordinated debentures, which were funded in part through the proceeds from the 2004 Senior Notes. In particular, the following debt securities were retired during the year ended December 31, 2004; $109.9 million principal amount of the 11¼% senior notes due 2009 (“January 1999 Senior Notes”), $46.6 million of the 9 7/8% senior notes due 2008 (“1998 Senior Notes”), $33.0 million of the 12¾% senior notes due 2009 (“October 1999 Senior Notes”), $5.0 million of the

2004 Senior Notes and $4.0 million of the 5¾% convertible subordinated debentures due 2004 (“2000 Convertible Subordinated Debentures”).

•	We further reduced debt by repaying early 13.0 million CAD ($10.0 million at December 31, 2003) of a financing agreement and $6.1 million debt obligation with Cable & Wireless (C&W) during the year ended December 31, 2004, which were funded in part through the proceeds from the 2004 Senior Notes.

•	We announced on February 18, 2005 that our direct wholly-owned subsidiary, Primus Telecommunications Holding, Inc. (PTHI), secured a six-year, $100 million senior secured term loan facility (the “Facility”). Terms of the Facility include pricing at the London Inter-Bank Offered Rate (LIBOR) + 6.50% and no financial maintenance covenants. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries. We plan to use the proceeds for general corporate purposes, including the accelerated implementation of our new product initiatives and potential repurchases of certain currently outstanding debt.

Operating Highlights and Accomplishments from our Inception through 2003:

•	We were incorporated in February 1994, and through the first half of 1995 we were a development stage enterprise involved in various start-up activities.

•	We began generating revenue during March 1995.

•	In March 1996, we completed our first acquisition with the purchase of Axicorp Pty. Ltd., a switchless reseller in Australia.

•	In November 1996, we made our initial public offering to fund growth of our operating subsidiaries.

•	In 1996, we entered the United Kingdom market as a start-up operation.

•	In 1997, we raised $225 million in senior notes and warrants for continued expansion, including network equipment purchases, funding for general corporate purposes, and potential acquisitions. We entered the Canadian market, the Japanese market, the German market and expanded our service offerings in Australia through acquisitions.

•	In June 1998, we acquired the operations of TresCom which expanded the scope and coverage of our communications network.

During 1998 and 1999, to continue our expansion, we raised an additional $645.5 million from three senior note issuances and conducted a secondary equity offering of 8 million shares.

In 1999, among other things, we:

•	expanded our Canadian operations by acquiring London Telecom, a Canadian long distance provider and purchasing a residential long distance customer base, customer support assets and residential Internet customers and network from AT&T Canada and ACC;

•	purchased Telegroup’s global retail customer businesses, which included retail customers primarily in North America and Europe; and

•	organized our Internet and data services business into a new subsidiary, iPRIMUS.com; acquired GlobalServe, a Canadian ISP; a majority interest in Matrix, a Brazilian ISP; TCP/IP and TouchNet, two independent German ISPs; and the remaining interest in Hotkey Internet Services; entered into agreements with Covad Communications and NorthPoint Communications to offer DSL services in the United States; acquired Digital Select, a provider of DSL Internet access and Web content; 1492 Technologies, a Web site development, consulting and service firm; and began to build an IP-based network platform in Australia.

In 2000, among other things, we:

•

acquired LCR Telecom Group, Plc; an international telecommunications company operating principally in European markets, providing least cost routing, international callback and other value-added services, primarily to SMEs; purchased CTE Networks (CTE), a Canadian long distance reseller; purchased A-Tel GmbH, a German reseller of voice traffic to SMEs;

•	expanded our Internet and data services business, enhanced by acquisitions such as Eco Software, Inc. (“Shore.Net”), a United States-based business- focused ISP, Seker BBS S.A. and Nexus Comunicaciones S.A., two Spanish ISPs, and Infinity Online Systems, a Canada-based ISP; and

•	issued $300 million in convertible subordinated debentures.

In 2001, 2002 and 2003, we focused on a three-pronged strategy that was initiated at the end of 2000, which involved improving operating results, reducing debt, and raising additional financing.

Initiatives and results from our efforts to improve operating results:

•	We focused on higher margin retail customers and services.

•	We de-emphasized or exited certain low margin businesses, and emphasized operations in core markets including the United States, Australia, Canada and Europe.

•	Our Australian and Canadian subsidiaries both achieved their highest levels to date of income from operations for a full fiscal year.

•	In September 2002, we signed an agreement to acquire the United States-based SME voice customer base of C&W. We acquired that portion of the SME voice customer base that was migrated to our network over a four-month period.

•	In 2003, we acquired three Canadian ISPs, one Canadian local wireless service provider and a Canadian prepaid calling card company for an aggregate purchase price of approximately $10.7 million in cash. The purchase price for the prepaid calling card company may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company’s adjusted revenues exceed certain targeted levels.

Initiatives and results from our efforts to reduce debt:

•	We reduced debt during 2001, 2002 and 2003 by $588.9 million, $66.6 million and $58.5 million, respectively, to $542.5 million at December 31, 2003 from $1.3 billion in 2000, with a gain on early extinguishment of debt of $491.8 million, $36.7 million and $12.9 million for the years ended December 31, 2001, 2002 and 2003.

•	We reduced interest expense to $60.7 million in 2003 from $132.1 million in 2000 from the principal reduction of senior notes, convertible debentures and vendor and equipment financing.

Initiatives and results from our efforts to raise additional funds:

In 2002:

•	We signed an agreement to issue and sell $42 million of Series C convertible preferred stock (“Series C Preferred”), including commitments of $39.9 million from fund affiliates of American International Group, Incorporated (AIG). We received $33 million on December 31, 2002 in the initial closing of the Series C Preferred offering.

In 2003:

•	We received stockholder approval for and closed the remaining $9 million investment in our Series C Preferred by fund affiliates of AIG.

•	All outstanding shares of our Series C Preferred were converted into an aggregate of 22,616,990 shares of our common stock on November 4, 2003.

•	We obtained $9.5 million of funding through an extension of an accounts receivable facility with Textron Financial, Inc. (“Textron”).

•	We completed an offering of $132.0 million in principal amount of 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”), which we used primarily to retire higher interest debt and to extend our debt maturity profile. The 2003 Convertible Senior Notes are convertible into shares of our common stock at an initial conversion price of $9.3234 per share.

Other Events:

•	Our 2002 results reflect the deconsolidation of three non-core foreign investments, which resulted from: the partial divestment of interests in Cards & Parts, our German wireless accessories business, which subsequently filed for insolvency administration; the relinquishment of control rights concerning Bekkoame Internet, Inc. (“Bekko”), our Internet and data investment in Japan; and an insolvency administration filing for InterNeXt, our Internet and data subsidiary in France.

•	In 2003, our common stock is once again traded on the Nasdaq National Market after a period of trading on the Nasdaq SmallCap Market.

•	On June 30, 2003, the Russell 3000 Index included our common stock.

Strategy

Having essentially completed our global network infrastructure deployment, except for the Australia DSL network build-out, our primary objectives are to continue to build scale in our core markets by adding customers, traffic and new services; and continue to improve our profitability, cash flow and balance sheet. Key elements of our strategy to achieve these objectives are the following:

•	Transform to an Integrated Provider of Voice, VOIP, Broadband and Wireless Services. In 2004, we began the process to transform the company from its core business of long distance voice and dial-up ISP services into an integrated provider of local and long distance voice, VOIP, broadband and wireless services. We have introduced new strategic initiatives in local, wireless, broadband and VOIP services and have been accelerating the implementation of these initiatives throughout the second half of 2004, including a DSL network build-out in Australia. These efforts will enhance our bundled service capabilities, and as a result, we believe that these efforts should reduce the competitive vulnerability of our core retail long distance and ISP businesses. They will also provide us with long-term growth potential in local, wireless and broadband markets where we have previously not been a significant provider.

•	Bundling of Traditional Voice Services with New Product Initiatives: By bundling our traditional long distance voice services with local, broadband and wireless services, we seek to increase net revenue per customer and improve our ability to attract and retain business and residential customers. To this end, we have added new services to offer to both existing and new customers. We are specifically targeting growth areas of local, wireless and broadband. Our approach in these areas has common elements: focus on bundling services to end-user customers with international calling patterns; leverage our existing global voice, data and Internet network; and utilize our established distribution channels and back-office systems.

•	Focus on Profitable Markets and Higher Margin Retail Customers and Services: We are focused on specific, large, developed markets, where we look to take market share away from the dominant telecommunications carriers. Our target customer base consists of SMEs, multinational corporations and residential customers, particularly ethnic customers, who have international telecommunications needs, in addition to needs for domestic voice, Internet, wireless and data services. We offer our services at competitive prices.

We have grown our net revenue from $1.0 billion for the year ended December 31, 2002 to $1.4 billion for the year ended December 31, 2004, primarily as a result of our expanding prepaid calling card,

Internet access and retail services, as well as our fourth quarter 2002 acquisition of the SME voice customer base of C&W in the United States. In addition, our net revenue growth was substantially improved in 2003 and 2004 by the weakening of the United States dollar (USD) against the currencies of our principal foreign markets in Australia, Canada, the United Kingdom and Europe. For additional information regarding the impact of fluctuations in foreign currency exchange rates on our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

In addition to focusing on net revenue growth initiatives, we also concentrate on high margin customers and products and monitor our cost structure to improve our income from operations. While we are seeing some pressure on our income from operations as we accelerate the roll-out of our new product initiatives, we have improved our income from operations from a loss of $3.3 million for the year ended December 31, 2002 to income from operations of $39.1 million for the year ended December 31, 2004.

•	Leverage Our Global Network Infrastructure: We have invested in developing our global, voice and data network and our product capabilities. By increasing the volume of voice and data traffic that we carry over our network, we are able to reduce transmission costs and other operating costs as a percentage of net revenue, improve service quality and enhance our ability to introduce new products and services. In addition, by leveraging multiple customer segments in different geographical regions, including retail and carrier customers, we achieve greater utilization of our network assets, because our network experiences multiple periods of peak usage throughout each day. We believe the current network meets the near-term needs of our current and prospective voice customers. However, to support our broadband services in Australia, we are accelerating our DSL network build-out in Australia. We expect our capital expenditures to be approximately 4% of net revenue in 2005, as compared to 3% in 2004, and 2% in 2003.

•	Improve Our Liquidity through Refinancing Activities: We have reduced our long-term obligations from $1.3 billion as of December 31, 2000, to $559.4 million as of December 31, 2004, and our interest expense from $132.1 million for the year ended December 31, 2000 to $50.5 million for the year ended December 31, 2004. In September 2003, we raised $132 million through the issuance of our 2003 Convertible Senior Notes, and in January 2004, we issued $240 million in debt through the completion of the sale of our 2004 Senior Notes. The proceeds of these offerings were used primarily to retire higher interest debt and extend our debt maturity profile. By extending the maturities of our obligations and reducing interest expense through refinancing activities, we seek to improve both our short-term and long-term liquidity. In 2005, we raised $100 million through a term loan facility which significantly improved our liquidity (see Note 25, “Subsequent Events”). We will continue to look for opportunities to deliver our balance sheet.

Description of Operating Markets

The following is a description of our operations in each of our four primary markets. Management organizes the enterprise into geographic areas—North America, Europe and Asia-Pacific. The United States and Canadian operating markets are the significant portions of our North America market, and the Australian market is the substantial portion of the Asia-Pacific market. See the footnote within Item 8—”Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Operating Segment and Related Information,” for further information regarding our segments.

United States.    The United States is one of our four primary markets, representing 18% of our 2004 net revenue. We provide international and domestic voice, data, Internet and VOIP services to SMEs, residential customers, multinational corporations and other telecommunication carriers. Beginning in 2005, we will provide wireless service on a resale basis. We operate international gateway telephone switches in the New York City area and Los Angeles, which are connected with countries in Europe, Latin America and the Asia-Pacific region through owned and leased international fiber cable systems. We lease and own domestic fiber in the United States to interconnect our switches, data centers, and POPs. POPs are our interconnection points with other networks. We maintain direct sales organizations in Massachusetts and Virginia to sell to business customers and have inbound telemarketing centers in Florida, Virginia and Puerto Rico. To reach residential customers, we utilize telemarketing services, and we advertise in national and regional ethnic newspapers, other publications, and on television to offer competitive rates for international and domestic telephone calls, data, Internet and VOIP services. We also sell retail VOIP services through interactive marketing. We also utilize independent agents to reach and enhance sales to both business and residential customers and have a direct sales force for marketing international services to other telecommunication service providers, including long distance companies, ISPs and VOIP service providers. We maintain customer service centers in Florida and Virginia and also outsource selected customer service functions. We operate a 24-hour global network management control center in Virginia that monitors our global voice, Internet and data. We offer dial-up and DSL Internet access services to business and residential customers. We also provide managed and shared Web hosting services through our data center located in Lynn, Massachusetts. Additionally, we provide local and international long distance voice services, VOIP, and Internet services in Puerto Rico.

Australia.    We are the fourth largest full service telecommunications company, based on revenues, providing domestic and international long distance services, data and Internet access services, as well as local broadband and wireless service on a resale basis, to corporate, SMEs and residential customers. Our Australian operations represent 28% of our 2004 net revenue. We have a nationwide domestic long distance network using Northern Telecom switches in Sydney, Melbourne, Perth, Adelaide and Brisbane with over 100 POPs covering more than 90% of Telstra (the dominant carrier and former monopoly in Australia) local exchanges. We are in the initial phases of a DSL network build-out. We maintain 24-hour customer service and network management control centers.

We are the fourth largest ISP, based on market share, in Australia. We have a data center in Melbourne which offers hosting and e-commerce applications and services. We market our services through a combination of direct sales to corporate and SME customers and independent agents, which market to retail business and residential customers, and media advertising aimed at residential customers who make a high volume of international calls.

Canada.    Canada is another of our primary markets, representing 18% of our 2004 net revenue. We are one of the largest alternative consumer carriers in Canada based on net revenue. We provide international and domestic voice, Internet, data, VOIP and wireless services to SMEs, residential customers, enterprises, government agencies and other telecommunication carriers and have sales and customer service offices in key cities throughout Canada, including Vancouver, Toronto and Montreal. We operate international gateway switches in Toronto and Vancouver, maintain POPs in Ottawa, Montreal and Calgary, and operate a nationwide integrated network backbone for our voice, data, Internet and private line services. Each of the 24 nodes on the backbone is equipped with Sonet add/drop, ATM, frame and IP equipment to provide a complete spectrum of voice and data communications products to our customers. We operate two Nortel DMS 500 switches in Toronto and Vancouver, which provide on-net equal access coverage to an estimated 90% of the population of Canada. We operate a voice dial access network which consists of some 70 POPs across the country. We also operate a 7,500 square foot Internet data center in Ottawa and a 2,000 square foot Internet data center in Toronto and have data centers co-located with our switch sites in Vancouver and Toronto through which we offer shared and dedicated hosting and co-location services.

We have an extensive Internet network and provide dial-up and Integrated Services Digital Network (ISDN) Internet coverage to over 700 communities across Canada through a network of 51 POPs.

We market our services through a combination of direct sales to corporate and SME customers and media advertising aimed at residential customers, and affinity channels.

Europe.    We operate as a licensed carrier in the United Kingdom, Germany, France, Spain, Italy, Denmark, the Netherlands and Switzerland. The European market represents 33% of our 2004 net revenue. Our network consists of core backbone voice/data nodes in London, Frankfurt and Paris with nodes in Milan, Madrid, Copenhagen, Amsterdam and Zurich. Our European network interconnects with our global network. In London, we have a data center for Web hosting and other services.

Our European operation is headquartered in London. We provide voice and data services to residential customers, small businesses, and other telecommunications carriers. We maintain a European multilingual customer service call center in Glasgow, Scotland. We market our services across Europe using a combination of direct sales, agents, and direct-media advertising. We offer prepaid services in most major European countries, which are our largest and fastest growing products in Europe. Throughout Europe, a large portion of call origination is via wireless phones. In most cases, wireless carriers’ tariffs for terminating international minutes are higher than fixed line operators. Through the sale of prepaid services to wireless phone users, our European businesses are now targeting international minutes originated from a wireless phone to bring onto our global network for termination. We operate Ericsson AXE-10 switches and provide services to retail business and residential and carrier customers in Paris, Frankfurt, and London.

Services

We offer a broad array of communications services:

•	International and Domestic Long Distance. We provide international long distance voice services terminating in over 240 countries, and domestic long distance voice services in our core operating markets.

•	VOIP Services. We offer retail and wholesale VOIP services to ISPs, telecommunications carriers worldwide, and retail customers both over the public Internet as well as direct point-to-point VOIP services over our ATM+IP network.

•	Internet and Data Services. We offer ATM, frame relay, and Internet/IP services which are available to customers in the United States, Australia, Canada and the United Kingdom. In Australia, we offer data transfer services over ATM and frame relay networks in addition to Internet access services through dial-up, accelerated dial-up and DSL. We also offer Web hosting, managed hosting, dedicated hosting, virtual private networking (VPN) and co-location services in our primary operating markets.

•	Prepaid Service. We offer prepaid services that may be used by customers for domestic and international telephone calls both within and outside of their home country. In Europe, we offer prepaid services to wireless phone users which bring international minutes originating from a wireless phone onto our global network.

•	Toll-free Services. We offer domestic and international toll-free services within selected countries in our principal service regions.

•	Reorigination Services. In selected countries, we provide call reorigination services which allow non-United States country to country calling to originate from the United States, thereby taking advantage of lower United States rates.

•	Local Switched Services. We offer local service on a resale basis, primarily in Australia and Canada.

•	Wireless. We offer wireless services on a resale basis in Australia, Canada and the United Kingdom, and we launched a resale service in the United States market in the beginning of 2005. In Europe, we also offer PRIMUS-branded “intelligent” handsets that allow customers to access directly our network by pressing a single button located on the handset.

Network

General.    We operate a global telecommunications network consisting of international and domestic switches and related peripheral equipment, carrier-grade routers and switches for Internet and data services, undersea and trans-continental fiber optic cable systems, leased satellite and cable capacity. To ensure high-

quality communications services, our network employs digital switching and fiber optic technologies, incorporates the use of SS7/C7 signaling, and is supported by comprehensive network monitoring and technical support services. Our global network consists of the following:

•	a global backbone connecting our international gateway switches, each of which is connected to our domestic and international network as well as those of major carriers in each particular market;

•	a domestic long distance network presence within certain countries;

•	a combination of owned and leased transmission facilities, resale arrangements and foreign carrier agreements; and

•	ATM switches and IP routers in select markets around the world, which leverage our fiber optic cable facilities and are connected to our approximately 250 POPs, as well as Internet peering/transit points with other carriers. This network also allows us to provide VOIP on a global basis. In select markets, we have installed or leased DSL equipment to offer high-speed Internet access.

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

In addition, we operate a global VOIP network with an open network architecture which connects with our partners in over 150 countries through the use of open settlement protocol (OSP).

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

Cable System	Countries Served
Gemini	United States—United Kingdom
CANTAT	United States—Canada
CANUS	United States—Canada
FLAG	United Kingdom—Italy United Kingdom—Israel
UK—France 5	United Kingdom—France
Arianne	France—Greece
CIOS	United Kingdom—Israel
Aphrodite	United Kingdom—Cyprus
TPC 5	United States—Japan
APCN	Japan—Indonesia
Jasaurus	Indonesia—Australia
Atlantic Crossing-1	United States—United Kingdom
Columbus II	United States—Mexico
Americas I	United States—Brazil United States—United States Virgin Islands United States Virgin Islands—Trinidad
PTAT-1	United States—Bermuda
CARAC	United States—United States Virgin Islands
Taino-Carib	United States Virgin Islands—Puerto Rico
ECFS	United States Virgin Islands—Antigua— St. Martin—St.Kitts—Martinique—Guyana
CANTAT 3	United States—Denmark
ODIN	Netherlands—Denmark
RIOJA	Netherlands—Belgium
Pacific Crossing I	United States—Japan
SEMEWE 3	Germany—Cyprus
Antillas 1	Puerto Rico—Dominican Republic
Southern Cross	United States—Australia
Americas II	United States—Brazil—Puerto Rico
South Atlantic Crossing	United States—Brazil
Columbus III	United States—Portugal—Spain—Italy

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

In June 2000, we purchased from AT&T Canada for $20.6 million (26.7 million CAD) six rings of SONET protected OC-12 capacity across Canada. This capacity provides a national backbone network for Primus Canada. This purchase price has been paid in full.

In December 2000, we entered into a financing arrangement to purchase fiber optic capacity in Australia for $38.3 million (51.1 million Australian dollars (AUD)) from Optus Networks Pty. Limited. As of December 31, 2001, we had fulfilled the total purchase obligation. We signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, we renegotiated the payment terms extending the payment schedule through April 2007, and lowering the interest rate to 10.2%. At December 31, 2004 and 2003, we had a liability recorded in the amount of $16.5 million (21.3 million AUD) and $21.9 million (29.2 million AUD), respectively.

In the three months ended September 30, 2001, we accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited (SCCL). We and SCCL entered into an arrangement financing the capacity purchase. In the three months ended December 31, 2001, we renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term, and continues to bear interest at 6.0% above LIBOR (7.12% at December 31, 2003). We further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. As of December 31, 2003, we had fulfilled the total purchase obligation to SCCL. At December 31, 2004 and 2003, we had a liability recorded under this agreement in the amount of $16.6 million and $18.6 million, respectively.

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

Network Management and Control    We own and operate network management control centers in McLean, Virginia; Toronto, Canada; London, England; and Sydney, Australia, which are used to monitor and control a majority of the switching systems, global data network, and other digital transmission equipment used in our network. These network management control centers operate seven days per week, 24 hours per day, 365 days per year.

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

Customers

Our residential sales and marketing strategy targets residential customers who generate high international and domestic long distance traffic volumes, particularly ethnic customers. We believe that such customers are attracted to us because of competitive pricing as compared to traditional carriers, and in-language customer service and support. We are now offering VOIP, Internet access, local access and wireless products to our residential customers in select markets and expanding our Internet and data offerings to additional markets and bundling them with traditional voice services.

Our business sales and marketing efforts primarily target SMEs with significant international long distance traffic. We also target large multinational businesses. Many of the services we provide in the United States, Australia, Canada, the United Kingdom, and Europe include long distance voice, Internet, data and the resale of wireless services.

We compete for the business of other telecommunications carriers and resellers primarily on the basis of price and service quality. Sales to other carriers and resellers help us maximize the utilization of our network and thereby reduce our fixed costs per minute of use, as well as permitting our network to be interconnected with other major carriers, thereby providing global coverage.

Business, residential and carrier revenues for the year ended December 31, 2004 were distributed 24%, 57%, and 19%, respectively, and for the year ended December 31, 2003 were distributed 27%, 53%, and 20%, respectively. No single customer accounted for greater than 10% of net revenue for the years ended December 31, 2004, 2003 and 2002.

Sales and Marketing

We market our services through a variety of sales channels, as summarized below:

•	Direct Sales Force. As of December 31, 2004, our direct sales force included 211 full-time employees who focus on business customers with substantial international traffic, including multinational businesses and international governmental organizations. Direct sales personnel are compensated with a base salary plus commissions. We currently have sales offices in Boston (vicinity), McLean, Puerto Rico, Montreal, Toronto, Vancouver, London, Frankfurt, Brisbane, Melbourne, Perth, Sydney and Tokyo. In addition, approximately 133 full-time sales representatives focus on residential consumers, and 16 direct sales representatives exclusively sell services to other long distance carriers and resellers.

•	Independent Sales Agents. We also sell our services through independent sales agents and representatives, who typically focus on residential consumers and SMEs. An agent receives commissions based on revenue generated by customers obtained for us by the agent. We usually grant nonexclusive sales rights and require our agents and representatives to maintain minimum revenues.

•	Telemarketing. We employ full-time inbound telemarketing sales personnel, and we had been selectively outsourcing certain telemarketing functions to supplement sales efforts to residential consumers, particularly ethnic consumers, and SMEs.

•	Media and Direct Mail. We use a variety of print, television and radio advertising to increase name recognition and generate new customers. We reach ethnic residential customers by print advertising campaigns in ethnic newspapers, and by advertising on select radio and television programs.

•	Interactive Marketing. We use a variety of web-based tools, including banner ads and pop-up windows to target Internet users for our retail VOIP service.

•	Third party Distribution Agreements and Affinity Channels. With the growing recognition of the Primus brand and an increasing number of customers in our core markets, we have been able to establish relationships to market our services through external retailers, manufacturers, affinity and preferred partnerships and programs. These relationships allow us to increase awareness and credibility of our services among customers and reduce the cost of customer acquisition.

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

Competition

Voice

The telecommunications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. We believe that long distance service providers compete on the basis of price, customer service, product quality and breadth and bundling of services offered. In each country of operation, we have numerous competitors including wireline, wireless and cable competitors. We believe that as the international telecommunications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984 and the Telecommunications Act of 1996. Prices for long distance voice calls in the markets in which we compete have declined historically and are likely to continue to decrease. In addition, many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources, larger networks and more products for bundling.

Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, Regional Bell Operating Companies (RBOCs) are allowed to enter the long distance market; AT&T, MCI, Sprint and other long distance carriers are allowed to enter the local telephone services market (although recent judicial and regulatory developments have diminished this opportunity); and cable television companies and utilities are allowed to enter both the local and long distance telecommunications markets. A consolidation of these large companies is also occurring, which will change the dynamics of pricing and marketing. In addition, competition has begun to increase in the European Union (EU) communications markets in connection with the deregulation of the telecommunications industry. In most EU countries full liberalization took place in January 1998. In addition, alternatives to wireline services, such as wireless and VOIP services, are significant competitive threats. This increase in competition could adversely affect net revenue per minute and usage of traditional wireline services.

The following is a brief summary of the competitive environment in our principal service regions:

United States.    In the United States, which is the most competitive and among the most deregulated long distance markets in the world, competition primarily is based upon pricing, customer service, network quality and the ability to provide value-added services and the bundling of services. AT&T is the largest supplier of long distance services, with MCI, Sprint and, as a result of federal legislation, RBOCs, local exchange carriers (LECs) and ISPs being significant competitors in providing domestic and international long distance services. The major wireless carriers and the growing VOIP providers are also substantial competitors for domestic long distance service.

Australia.    Australia is one of the most deregulated and competitive communications markets in the Asia-Pacific region. Our principal competitors in Australia are Telstra, the dominant carrier, SingTel Optus and Telecom New Zealand.

Canada.    The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. In residential markets, we compete primarily with each of the incumbent telecommunication companies (of which the largest are those owned by BCE in eastern Canada, Telus and MTS in western Canada) in their respective territories. We also compete against Call-Net Enterprises and other smaller resellers. In the highly competitive business market, we compete with BCE and Telus, who are both expanding beyond their traditional territories and competing with each other across the country, and with the national division of MTS (formerly Allstream), Call-Net Enterprises and other smaller carriers. Major wireless carriers are also a significant source of competition.

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

Regulation of the telecommunications industry is changing rapidly both domestically and globally. Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, RBOCs have been allowed to enter the long distance markets. AT&T, MCI, Sprint and other long distance carriers have expanded their services to include local telephone services, although recent court and regulatory decisions have diminished the attractiveness of this opportunity. In addition, competition has increased in the EU communications markets as a result of legislation enacted at the EU level. Beginning in 1990, a number of legislative measures were adopted that culminated in the full liberalization of telecommunications markets throughout most EU member states as of January 1, 1998. This increase in competition has and could continue to adversely affect net revenue per minute. In addition, the World Trade Organization Agreement, which reflects efforts to dismantle government-owned telecommunications monopolies throughout Europe and Asia, may affect us. Although we believe that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that they will be implemented in a manner that would benefit us. Further the increase in providers vying for a limited market share will require us to maintain competitive rate structures.

The regulatory frameworks in certain jurisdictions in which we provide services are described below:

United States

In the United States, our services are subject to the provisions of the Communications Act of 1934, as amended, the Federal Communications Commission (FCC) regulations, and the applicable laws and regulations of the various states and state regulatory commissions.

As a carrier offering services to the public, we must comply with the requirements of common carriage under the Communications Act of 1934, including the offering of service on a nondiscriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of authorizations or any transfer of legal or actual control of the company.

We are subject to various specific common carrier telecommunications requirements set forth in the FCC’s rules, including operating, reporting and fee requirements. Both federal and state regulatory agencies have broad authority to impose monetary and other penalties on us for violations of regulatory requirements.

International Service Regulation.    International common carriers like us are required to obtain authority under Section 214 of the Communications Act of 1934. We have obtained all required authorizations from the

FCC to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services on a nondominant carrier basis. The FCC is considering a number of international service issues in the context of several policy rulemaking proceedings in response to specific petitions and applications filed by other international carriers. We are unable to predict how the FCC will resolve the pending international policy issues or how such resolution will affect our international business. In recent years, the FCC has taken steps to streamline regulation of international services where competition can provide consumers with lower rates and choices among carriers and services. To that end, with some exceptions, current FCC rules require facilities-based United States carriers, like us, with operating agreements with dominant foreign carriers, to abide by the International Settlements Policy by following uniform accounting rates, 50/50 split in settlement rates, and proportionate return of traffic. United States carrier arrangements with nondominant foreign carriers are not subject to these requirements. Further, the FCC lifted the International Settlements Policy requirements from a substantial number of additional routes where competition exists. We may take advantage of these more flexible arrangements with nondominant foreign carriers, and the greater pricing flexibility that may result, but we may also face greater price competition from other international service carriers.

Pursuant to a change in rules by the FCC, we have replaced our international and domestic FCC tariff with a general service agreement and price list posted on our Web site (also as required by FCC order). This “detariffing” has given us greater pricing flexibility in our service offerings, but we are no longer entitled to legal protection under the “filed rate doctrine,” which provides protection to carriers from customers’ legal actions challenging terms and conditions of service.

Domestic Service Regulation.    We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to initiate or expand our domestic interstate operations, but we are required to obtain FCC approval to transfer control or discontinue service and to file various reports and pay various fees and assessments. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. In addition, as a non-dominant carrier, we are subject to the FCC’s complaint jurisdiction. In particular, we may be subject to complaint proceedings in conjunction with alleged noncompliance such as unauthorized changes in a customer’s preferred carrier or violations of the FCC’s Do-Not-Call telemarketing rules. We are also subject to the Communications Assistance for Law Enforcement Act and certain FCC regulations which require telecommunications common carriers to modify their networks to allow law enforcement authorities to perform electronic surveillance. The recently enacted Do-Not-Call Registry and related restrictions set out the specific parameters for telemarketing solicitation and prohibit outbound telemarketing in some circumstances. We also are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the CAN SPAM Act). The CAN SPAM Act requires that all senders of commercial electronic mail include a label indicating that the electronic mail is an advertisement, a disclosure notifying the recipient how to opt-out of receiving future e-mails, and the sender’s physical address in the e-mail.

Our costs of providing long distance services will be affected by changes in the switched access charge rates imposed by LECs for origination and termination of calls over local facilities. FCC rules currently cap the rates that both incumbent and competitive LECs may charge for switched access, and restrain incumbent LECs’ ability to change their charges. The FCC’s decision to place caps on competitive LECs’ charges has been appealed in court and is being reconsidered by the FCC. The FCC continues to grant incumbent LECs greater pricing flexibility and relaxed regulation of access services in those markets where there are other providers of access services. Responding to a Congressional directive in the Telecommunications Act of 1996, the FCC has attempted several times to develop a list of Unbundled Network Elements (UNEs—portions of the incumbent local exchange carrier (ILECs) networks and services that are sold separately) that must be made available to competitive local exchange carriers (CLECs). On several occasions the courts have faulted the FCC for both its identification of the network elements to be unbundled, and its justifications for requiring UNEs to be made available. The FCC’s most recent attempt is colloquially known as the Triennial Review Order (“TRO Remand Order”). The TRO Remand Order eliminates the ability of carriers to use UNE-P to provide local service (“UNE-P,” or UNE-Platform, is the provision of local service exclusively through the purchase of discounted elements of an incumbent carrier’s local network), for all mass market customers, including residential service. Previously, the FCC had only eliminated UNE-P for large business customers. The TRO Remand Order implements a 12 to 18 month transition plan by the FCC. After this transition, any UNE that is not required by the FCC’s new rules will need to be converted to a tariffed service from the ILECs, likely at an increased price or competitive local carriers will be forced to find other means of providing service. The TRO Remand Order likely will be appealed to the U.S. Court of Appeals in Washington D.C. although no appeal has yet been filed. The TRO Remand Order generally favors the ILECs and eliminates CLECs’ ability to use UNE-P as a market entry strategy. While we do not currently use UNEs in our services, the current regulatory landscape could make it more difficult for us to use UNEs in the future. Depending on the outcome of any future litigation, the new rules promulgated by the FCC and the manner in which such these rules are implemented between LECs, we may have fewer competitive choices among LECs and, as a result, could see an increase in our termination and origination costs over time.

All interstate telecommunications carriers are required to contribute to the federal universal service programs. The FCC currently is considering revising its universal service funding mechanism. We cannot predict the outcome of these proceedings or their potential effect on us. Our VOIP service operations are not currently subject to direct regulation by the FCC or state regulatory commissions to the extent that they qualify as “enhanced” or “information” services. The FCC defines enhanced services as services that (1) employ computer processing applications that act on the format, content, code, protocol or similar aspects of the subscriber’s transmitted information, (2) provide the subscriber additional, different or restructured information, or (3) involve subscriber interaction with stored information. In 1998, in a non-binding report, the FCC observed that “computer-to-computer” VOIP may be appropriately considered to be unregulated but that “phone-to-phone” VOIP may lack the characteristics that would render them unregulated “information” services. In February 2004, the FCC ruled that free computer-to-computer VOIP service is not “telecommunications service” and that it is an interstate “information service.” Although this order clarifies some of the relevant VOIP issues, the FCC has not yet issued a formal decision as to whether other variations of VOIP services should be subject to traditional common carrier telecommunications service regulation or whether any of the VOIP services should be subject to universal service contribution and access charge obligations. In March 2004, the FCC released a Notice of Proposed Rulemaking (“NPRM”) regarding VOIP service. The NPRM specifically addresses the regulatory classification and jurisdiction of VOIP; the application of access charges; and how to preserve key public policy objectives such as universal service, 911/emergency services, law enforcement surveillance requirements, and the needs of persons with disabilities. In November 2004, the FCC ruled that services provided by a particular VOIP provider are interstate in nature, and not subject to entry regulations of the various state Public Service Commissions. The FCC, however, declined to rule on whether the service is a regulated telecommunications service or an unregulated information service. In addition, in December 2004, the United States Court of Appeals for the 8th Circuit ruled that such VOIP provider’s service is an information service and not subject to state regulation. The FCC continues to examine the appropriate regulatory treatment of VOIP. While initial indications from the FCC suggest that any regulation of VOIP will be limited in nature, the future regulatory treatment of other variations of VOIP by the FCC and state regulatory bodies continues to be uncertain. Furthermore, Congressional dissatisfaction with the FCC’s treatment of IP telephony could result in legislation requiring the FCC to impose greater or lesser regulation. Changes to, and further clarifications of, the treatment of VOIP services could result in the imposition of burdensome regulation and fees on some of our services and/or increase certain of our operating costs.

State Regulation.    Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Primus Telecommunications, Inc. (PTI), a wholly-owned subsidiary of ours, maintains the necessary certificate and tariff approvals, where approvals are necessary, to provide intrastate long distance service in 49 states and Puerto Rico. PTI also maintains the necessary certificate to provide local services in Puerto Rico. Certain of our other subsidiaries, such as Trescom USA, Inc. and Least Cost Routing, Inc., also maintain certificates and tariffs in some states. Our consumer wireless operations are subject to more limited state regulation. Some states also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. States often require prior approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt or for name changes. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject us to increased price competition. We may also be required to contribute to universal service funds in some states.

Wireless Service Regulations.    Through subsidiaries of TresCom International, Inc., a wholly-owned subsidiary of ours, we hold several wireless licenses issued by the FCC. As a licensee authorized to provide microwave and satellite earth station services, we are subject to Title III of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and related FCC regulations. Pursuant to Title III, foreign entities may not directly hold more than 20% of the stock or other ownership interests in an entity, including us, that holds certain types of FCC licenses, such as the wireless licenses held by the TresCom International, Inc. subsidiaries referred to above. In addition, unless granted an FCC waiver, foreign citizens and entities may not indirectly hold 25% or more of the stock or other ownership interest in such entities.

Australia

The provision of our services is subject to federal regulation in Australia. The two primary instruments of regulation are the Australian Telecommunications Act 1997 and federal regulation of anti-competitive practices pursuant to the Australian Trade Practices Act 1974. The current regulatory framework came into effect in July 1997.

We are licensed under the Telecommunications Act 1997 to own and operate transmission facilities in Australia. Under the regulatory framework, we are not required to maintain a carriage license in order to supply carriage services to the public using network facilities owned by another carrier. Instead, with respect to carriage services, we must comply with legislated “service provider” rules contained in the Telecommunications Act 1997 covering matters such as compliance with the Telecommunications Act 1997, operator services, regulation of land access, directory assistance, provision of information to allow maintenance of an integrated public number database and itemized billing.

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

There is no limit to the number of carriers that may be licensed. Any company that meets the relevant financial and technical standards and complies with the license application process can become a licensed carrier permitted to own and operate transmission facilities in Australia. Carriers are licensed individually, are subject to charges that are intended to cover the costs of regulating the telecommunications industry and are obliged to comply with license conditions (including obligations to comply with the Telecommunications Act 1997 and with the telecommunications access regime and related facilities access obligations). Carriers also must meet the

Universal Service Obligations (USO), to assist in providing all Australians, particularly in remote areas, with reasonable access to standard telephone services and digital data services. Telstra is currently the sole universal service provider. One of our subsidiaries, Hotkey Internet Services, has been approved as a special digital service provider. Since 2000, the responsible Minister of the Australian government may make a determination of the amount of USO subsidies, with advice from the ACA. No methodology is provided in legislation and the Minister could make a determination of a Universal Service Legislation (USL) that would be material to us. However, the USL has been set until 2005 at levels (e.g., approximately 11 AUD per 1,000 AUD of eligible revenue for the 2001-02 financial year) that we do not consider material.

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

The Trade Practices Act 1974 package of legislation includes a telecommunications access regime that provides a framework for regulating access rights for specific carriage services and related services through the declaration of services by the ACCC. The regime establishes mechanisms within which the terms and conditions of access can be determined. The Australian government intends the access regime to reduce the power of Telstra and Singtel Optus (as the former protected fixed line carriers) and other carriers who may come to own or control important infrastructure or services necessary for competition.

Canada

We, as a reseller of telecommunications services, are largely unregulated by the Canadian Radio-television and Telecommunications Commission (CRTC). In particular, because we do not own or operate transmission facilities in Canada, we are not subject to direct regulation by the CRTC pursuant to the Canadian Telecommunications Act. Therefore, we may provide resold long distance service, local telephone service, wireless service and Internet access without regulation of our rates, prices or the requirement to file tariffs. In addition, as described below, as a reseller we are not subject to restrictions on foreign ownership or control.

In 2000, the CRTC implemented a revenue-based contribution regime to replace the per minute contribution charge formerly in place to support universal access. This new revenue-based contribution mechanism collects from a wider base of telecommunications service providers and has consequently lowered our contribution expenses since 2001.

In a price cap decision issued in May 2002, the CRTC lowered the prices incumbent providers can charge competitors for a range of competitor services—i.e., facilities and services required by competitors to provide telecommunications services to their end-customers. Several CRTC decisions recently issued have resulted in significant savings on competitor services for resellers. One decision, dated February 3, 2005, expanded the suite and geographical reach of competitor services and significantly reduced prices in some cases. Some of the reduced rates were effective on a retroactive basis to June 1, 2002. The telecommunications industry is currently preparing for the next price cap proceeding, which will define the parameters of the next price cap period, scheduled to begin in June 2006.

Competition.    Long distance competition has been in place in Canada since 1990 for long distance resellers and since 1992 for facilities-based carriers. In June 1992, the CRTC issued its ground-breaking Telecom Decision CRTC 92-12 requiring the incumbent LECs to interconnect their networks with their facilities-based, as well as resale, competitors. Since 1994, the ILECs have been required to provide “equal access,” which eliminated the need for customers of competitive long distance providers to dial additional digits when placing long distance calls. However, these companies have now disbanded the Stentor alliance effective January 1, 1999, and former Stentor companies, Bell Canada and TELUS Communications, the two largest ILECs in

Canada, have begun to compete against one another. MTS, the ILEC serving the Canadian province of Manitoba, has acquired Allstream (formerly AT&T Canada Corp.) and is now competing nationally as well. The other nationwide competitor is Call-Net Enterprises Inc., which operates as Sprint Canada. Additional long distance services competition is provided by a substantial resale long distance industry in Canada.

Foreign Ownership Restrictions.    Under Canada’s Telecommunications Act and certain regulations promulgated pursuant to such Act (i.e. the Canadian Telecommunications Common Carrier Ownership and Control Regulations), foreign ownership restrictions apply to facilities-based carriers (“Canadian carriers”), CLECs and microwave license holders, but not to companies that do not own or operate transmission facilities such as resellers, which may be wholly foreign-owned and controlled. The regulations limit the amount of foreign investment in Canadian carriers to no more than 20% of the voting equity of a Canadian carrier operating company and no more than 33 1/3% of the voting equity of a Canadian carrier holding company. The restrictions also limit the number of seats which may be occupied by non-Canadians on the board of directors of a Canadian carrier company to 20%. In addition, under Canadian law, a majority of Canadians must occupy the seats on the board of directors of a Canadian carrier holding company. Although it is possible for foreign investors to also hold non-voting equity in a Canadian carrier, the law requires that the Canadian carrier not be “controlled in fact” by non-Canadians. Primus Canada, along with several other telecommunications service providers, has sought to have the Canadian government review foreign ownership restrictions with a view to lowering these restrictions or eliminating them altogether.

In April 2003, a committee of the House of Commons (the Industry Committee) recommended the removal of the restrictions in their entirety, for both telecommunications common carriers and for broadcasting distribution undertakings (BDUs) such as cable companies. In June 2003, however, another committee of the House of Commons (the Heritage Committee) expressed concerns that changes in ownership restrictions for either telecommunications common carriers or BDUs could have an adverse impact on the broadcasting system. In its September 2003 response to the Industry Committee’s recommendation, the government acknowledged the appropriateness of the committee’s conclusion that removing foreign investment restrictions would benefit the telecommunications industry. However, the government also noted the concerns expressed by the Heritage Committee. The government recognized that it has a responsibility to determine how best to reconcile the conflicting recommendations of the two committees and undertook to analyze this question and be in a position to examine possible solutions by the spring of 2004. However, as of February 2005, no solutions have been brought forward. Therefore, it is premature to predict whether any recommendation to remove the restrictions for telecommunications common carriers will be implemented and if so, when.

European Union

In Europe, the regulation of telecommunications is governed at a supranational level by the European Parliament, Council and Commission, consisting of members including the following countries: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom. These institutions are responsible for creating European Union-wide policies and, through legislation, have progressively developed a regulatory framework aimed at ensuring an open, competitive telecommunications market.

In February 2002, the Council agreed to a new European regulatory framework for the communications sector, which was adopted formally on March 7, 2002. The new regime comprises the following legislative texts:

•	Directive 2002/21 on a common regulatory framework for electronic communications networks and services (“Framework Directive”);

•	Directive 2002/20 on the authorization of electronic communications networks and services (“Authorization Directive”);

•	Directive 2002/19 on access to, and interconnection of, electronic communications networks and associated facilities (“Access Directive”); and

•	Directive 2002/22 on universal service and users rights relating to electronic communications networks and services (“Universal Service Directive”).

EU member states were obligated to implement these directives by July 25, 2003. As of December 31, 2004, these relatively new directives have not materially affected our business operations in Europe.

One of the requirements of the Authorization Directive is that no company seeking to provide electronic communications networks or services is required to obtain prior authorization, although such a company could be required to notify relevant regulatory authorities in the member states where it intends to operate.

A further directive relating to privacy and electronic communications (Directive 2002/58) was added to the new regime. This directive aims to harmonize national laws on personal data protection in the electronic communications age and deals with matters including the confidentiality of billing information, the use of caller identification devices, the use of subscriber directories and unsolicited communications. The directive was supposed to be implemented by EU member states and incorporated into the regulatory regime of each member state by October 31, 2003 but, as was also the case with the earlier directives referred to above, a number of member states missed this deadline.

Each EU member state in which we currently conduct or plan to conduct our business has historically had a different regulatory regime and we expect that, even with the adoption of the new EU regulatory regime, differences will continue for the foreseeable future. There may well be differences in the manner in which the new EU regulatory regime is implemented from one member state to another. The requirements for us to obtain necessary approvals have varied considerably from one country to another. We have obtained and will continue to seek to obtain interconnection agreements with other carriers within the EU. While previous EU directives have required that carriers with significant market power (SMP) offer cost-based and non-discriminatory interconnection to competitors, individual EU member states have implemented this requirement differently and may continue to do so under the new EU regulatory regime. As a result, we may be delayed in obtaining or may not be able to obtain interconnection in certain countries that would allow us to compete effectively.

United Kingdom

Until measures taken under the Communications Act 2003 (“the 2003 Act”) came into force on July 25, 2003, our subsidiary, Primus Telecommunications Limited, held a Public Telecommunications Operator license with “Annex II” status under the old regime based on the Telecommunications Act 1984 (the “1984 Act”), as did Telegroup UK Ltd, another of our subsidiaries.

We must interconnect our United Kingdom network to the networks of other operators in the United Kingdom, including BT, to allow our end user customers to obtain access to our services to compete effectively in the United Kingdom. Long distance carriers, such as us, have been entitled to obtain interconnection to BT at cost-based rates. By virtue of further regulatory obligations imposed on it, BT began offering a permanent Carrier Pre-Selection (CPS) facility, which allows customers to choose between different operators for different types of calls without dialing extra digits or using an auto dialer box, with an “all calls” option from the end of 2001.

In 2002 the regulatory framework for telecommunications in the United Kingdom began changing significantly. The Office of Communications Act 2002 established OFCOM as a new statutory corporation. OFCOM was to become a new “super regulator,” that is to say the single regulator for the telecommunications and broadcasting industries and, as such, would replace a number of existing regulators, including the Director General and, by extension, Oftel (Office of Telecommunications). However, OFCOM did not receive any regulatory powers or functions at that time. The more recent 2003 Act, which was enacted on July 17, 2003:

•	set out the duties, powers and functions of OFCOM, although since it was known that OFCOM would not be ready to commence operations until the end of 2003, special steps were taken under the 2003 Act to continue the role of the Director General and Oftel until that time;

•	replaced large parts of the 1984 Act; and

•	set out a new framework for the regulation of what are now called “electronic communications networks” and “electronic communications services” in the United Kingdom.

OFCOM formally assumed its powers and functions under the 2003 Act on December 29, 2003 and the roles of the Director General and Oftel ceased to be effective as of the same date.

The 2003 Act revoked all previous telecommunications licenses granted under the Telecommunications Act 1984 and provided for such licenses to be replaced by a general authorization, which would apply to all operators. This stemmed from a requirement in the European Union legislation that no person wishing to provide a telecommunications network or service should have to obtain prior authorization. The revocation of licenses and their replacement by the general authorization occurred on July 25, 2003.

The general authorization is subject to the “General Conditions of Entitlement,” which contain provisions that apply to all operators and provisions that apply only to certain operators that have been designated as possessing SMP in a number of different markets.

Any provisions of the general authorization that are directed at particular operators, such as those that apply to operators designated as possessing SMP in certain markets, can only be introduced pursuant to procedures set out in the 2003 Act. In most cases, these procedures require a prior, detailed review by OFCOM (previously the Director General) of the relevant markets involved and the production of a report on the outcome of each review which, in most cases, must be sent to the European Commission for comment.

As the European Commission took the view that it was not possible for any European regulatory authority to report on the outcome of any reviews until July 25, 2003 at the earliest, this meant that it was not possible for the Director General to finalize the provisions of the general authorization by the time it came into force on the same date. Accordingly, to ensure that there was no regulatory gap, the Director General continued some of the provisions of the old licenses, notwithstanding that the licenses themselves had been revoked. The intention was that the continued provisions would remain in force for as long as the Director General, or OFCOM, determined to be necessary which, for the most part, meant until the results of the various market reviews had been finalized and either the continued provisions had been replaced with similar provisions in the general authorization, or a decision had been taken, based on the results of the reviews, to remove them entirely. Provisions from BT’s former license relating to BT’s obligations to interconnect with other “Annex II” operators on cost-based, non-discriminatory terms were continued until the completion of the relevant market review, along with the ability of the Director General to exercise price controls over certain of BT’s wholesale and retail services.

Before ceasing their functions on December 29, 2003, the Director General and Oftel made significant progress in carrying out a large number of market reviews and several of these reviews were finalized. After December 29, 2003, OFCOM completed the market reviews resulting in new provisions being added to the general authorization and the discontinuation of corresponding provisions that had been continued from the old licenses. OFCOM has completed reviews of, and imposed SMP conditions in, the following markets: fixed narrowband wholesale exchange line, call origination, conveyance and transit; fixed geographic call termination; wholesale international services; wholesale unmetered narrowband internet termination services (in the City of Hull in the UK); leased lines; wholesale mobile voice call termination; wholesale broadband access and wholesale local access. OFCOM is currently conducting a market review for broadcasting transmission services. In the markets for retail business IDD (international direct dial) routes, wholesale unmetered narrowband internet termination services for internet traffic originating in the UK (excluding the Hull area) and mobile access and call origination on public mobile telephone networks, OFCOM concluded that the market is effectively competitive. As such markets therefore had no network operator or service provider with SMP, OFCOM concluded that existing regulatory controls for these markets should be discontinued.

In relation to the review of fixed geographic call termination markets, the Director General and Oftel concluded prior to December 29, 2003 that each provider of a public electronic communications network, including us, has SMP in the provision of call termination services on its own network. As a result, we, and other similarly situated operators, have become subject to a provision requiring us to provide call termination services to other operators on fair and reasonable terms if reasonably requested to do so. More extensive provisions have been imposed on BT, including the ability for OFCOM to exercise price controls in relation to BT’s call termination services. It is not considered that the imposition of this new requirement on us will have a material adverse effect on our business.

In relation to the other market reviews, following an Oftel review on fixed narrowband retail services markets completed on November 28, 2003, BT was found to have SMP in 15 individual markets in the UK (outside the Hull area), including business and residential local and national calls, calls to mobiles and residential international (IDD) calls. Kingston Communications has SMP for the same markets within the Hull area. Conditions were imposed on both parties, requiring them to publish charges, terms and conditions and notify any amendments to these within 24 hours of introducing them and not to discriminate between customers. RPI (retail price index) price control in respect of seven residential markets was also imposed on BT until July 31, 2006. As regards the market for retail business international (IDD) calls, Oftel found this to be effectively competitive, so no SMP conditions were imposed.

In relation to the fixed narrowband wholesale exchange line, call origination, conveyance and transit markets, OFCOM’s review, completed on November 28, 2003, designated BT as having SMP in each of nine individual markets covered in this assessment, relating respectively to various categories of residential and business exchange line services and of conveyance and transit. Various conditions have been imposed on BT, including requirements to provide network access on reasonable request, not to discriminate, to follow cost orientation in setting charges and to notify charges and technical information. Charge controls and transparency as to quality of service have also been imposed. Kingston Communications also has SMP in the Hull area for six markets (excluding conveyance and transit). Similar, but less extensive, conditions to those imposed on BT have been imposed on Kingston Communications.

On June 1, 2004, OFCOM identified separate markets for wholesale call termination provided by each of Hutchison 3G (or ‘3’), Inquam, O2, Orange, TMobile and Vodafone. In relation to 2G call termination services, SMP conditions have been imposed on O2, Orange, TMobile and Vodafone. They are required to provide network access for 2G call termination services on reasonable request, not to unduly discriminate, supply OFCOM with copies of new or amended access contracts, notify in advance any price changes and reduce termination charges in line with proposed charge controls. The charge control will apply until 2006 and is based upon a long-run incremental cost formula, plus a mark-up for common costs and a network externality surcharge. The charge controls involve setting the same target average charges for fixed to mobile and mobile to mobile calls respectively for each operator, because OFCOM considers the long run incremental costs to be the same in each case.

Inquam and Hutchison must give prior notice of price changes and Hutchison must also supply OFCOM with details of call volumes. No other ex ante regulation will be imposed on the market for 3G voice call termination services. Hutchison 3G (UK) Ltd has appealed the finding by OFCOM of SMP to the Competition Appeal Tribunal. Hutchison argues in particular that OFCOM’s decision failed to give weight to the countervailing bargaining power of purchasers of wholesale mobile voice call termination services from Hutchison.

The mobile access and call origination market was found to be competitive in the UK and the European Commission approved Oftel’s conclusions on September 5, 2003. However, while Oftel left open whether 3G telephony should be considered to be in the same relevant product market as 2G telephony, the European Commission believed that they should be regarded as equivalent and as part of the same market, because the market definition should be based on the nature of the products or services provided and not on the technological platform used to provide them.

OFCOM, in its review of the leased lines market completed on June 24, 2004, identified the following markets: retail low bandwidth traditional interface leased lines; wholesale low bandwidth traditional interface symmetric broadband origination; wholesale high bandwidth traditional interface symmetric broadband origination; wholesale alternative interface symmetric broadband origination at all bandwidths; and wholesale trunk segments at all bandwidths. For each of these markets, BT holds SMP in the UK (excluding the Hull area) and Kingston Communications holds SMP in the Hull area, apart from the final market, in which BT holds SMP in all of the UK, including Hull. Conditions have been imposed on BT and Kingston Communications requiring them to provide access on reasonable request, not to unduly discriminate and to publish information on prices, delivery, repair and other conditions. An RPI-only price control has also been imposed on BT until 2006 in relation to retail leased lines. Furthermore, charges for all types of traditional interface symmetric broadband origination must be based on a cost-orientation and cost-accounting system. OFCOM has imposed, for private partial circuits, a four-year charge control that limits price increases or requires reductions in an amount equal to RPI less a specified percentage—ranging between 4% and 8.9% for different products.

On December 16, 2004, OFCOM published its market assessment for the wholesale local access market generally and for local loop unbundling (“LLU”) services. LLU services fall within the overall wholesale local access market but are being dealt with separately for market assessment purposes. OFCOM concluded that BT holds SMP in wholesale local access in the UK, excluding Hull, in which Kingston Communications holds SMP. OFCOM has published regulations requiring BT and Kingston Communications to provide network access on reasonable request, not to unduly discriminate, to implement cost-orientated charge controls, to publish reference offers, to notify charges and terms and conditions and to publish certain technical information. Further SMP conditions applicable only to BT require publication of quality of service data, transparent processing of requests for new products and financial reporting obligations. OFCOM also requires BT to provide various specified LLU services.

In November 2003, Oftel began a consultation on the options for regulating the reporting of quality of service information to consumers by telecommunications operators. OFCOM published a statement regarding providing quality of service information to consumers and a proposed rule in January 2005. OFCOM proposed promulgating a rule that requires fixed line communications service providers to report quality of service information to consumers.

Before assuming its powers and functions on an official basis, OFCOM announced that one of its first tasks would be to comprehensively review the telecommunications market in the United Kingdom which, in turn, would shape the strategy through which OFCOM will promote competition and take future regulatory action. The strategic review is intended to explore the following issues:

•	The importance of the telecommunications sector to the UK economy;

•	The extent to which competition and regulation has delivered the goals of quality, choice and value for money;

•	UK consumer’s perspectives;

•	Investment and innovation trends in the industry; and

•	The scope of effective competition.

OFCOM received responses to its consultation paper early in 2005 setting out its strategic approach to telecommunications regulation. Later in 2005, OFCOM intends to produce a detailed report setting out a review of the key policy issues and challenges that it faces and the strategic proposals for dealing with these points. In addition, it will include an implementation plan for moving forward with these proposals.

In February 2004, OFCOM announced the appointment of members to the Consumer Panel. The Consumer Panel is an independent body set up under the 2003 Act to advise OFCOM on consumer interests in the broadcasting and telecommunications sector. The Panel will function as a “critical friend” to OFCOM to help inform its decisions. It will have access to a substantial research budget to ensure that the advice it provides to OFCOM is based on an accurate and independent understanding of the consumer interest. Their main duties will be the promotion of choice, quality and value in electronic communications services, and where appropriate, the encouragement of competition between the providers of those services. In developing its future strategy towards the regulation of the telecommunications market, the powers of OFCOM remain prescribed by the 2003 Act and by applicable European Union legislation.

The effect of the 2003 Act on us was to revoke our licenses previously held under the 1984 Act and, like all other operators, we now provide services under and are subject to the applicable terms of the new general authorization. The transition has not, so far, materially affected our business. There are no foreign ownership restrictions that affect our ability to operate under the general authorization, although the Secretary of State retains residual powers to require the suspension of any operator’s entitlement to operate in the interests of national security or on public health and safety grounds. The general authorization is of unfixed duration and, therefore, our ability to operate under it is not time constrained but may be affected by other matters such as any serious or repeated contravention of the provisions of the general authorization by us, as this would entitle OFCOM to suspend our entitlement to operate under it. Breaches of the provisions of the general authorization by us could also cause us to incur financial penalties. No assurances can be given that the general authorization, as finalized or as modified in the future, or any future regulatory decisions or interventions by OFCOM, will not have an adverse impact on our business. Furthermore, although the duties and powers of OFCOM and the provisions which OFCOM can insert into the general authorization are prescribed under the 2003 Act, there can be no guarantee that, on specific issues, OFCOM will adopt the same policy approach as was adopted previously by the Director General and Oftel. The general conditions have been issued by the regulator under section 45 of the 2003 Act, which apply to electronic communications operators and electronic communications service providers. These general conditions apply to Primus Telecommunications Limited.

On February 8, 2005, OFCOM published a statement setting out the principles that OFCOM will apply in determining the amount OFCOM will collect in administrative fees under section 38 of the 2003 Act from networks and services providers. Providers of electronic communications networks, electronic communications services and persons making available certain associated facilities are required to pay these administrative charges to fund OFCOM. The applicable tariff is a percentage of historical gross revenue (less VAT and any other sales tax) from relevant activities as set out in the tariff tables that will be published before March 31st of each year.

The 2003 Act requires OFCOM to ensure that public communications providers provide codes of practice and dispute resolution schemes to their domestic and small business customers (where a small business is one with 10 or less employees/volunteers). Additionally, the 2003 Act requires OFCOM to approve these dispute resolution schemes. The requirement to have an approved dispute resolution scheme is set out in the general conditions. Primus Telecommunications Limited has submitted a code of practice for approval to OFCOM. Previously, we had a dispute resolution scheme approved by OTELO (Office of the Telecommunications Ombudsman), which provides a service to deal with complaints and has been approved by OFCOM.

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

Calling Card Services: Recent Developments in UK VAT position

Late last year, a trial court ruled that a provider of prepaid calling cards located in Ireland was not required to charge VAT in the UK when such cards are sold or redeemed for services in the UK. The UK tax authority, Customs & Excise, has appealed the decision to the Court of Appeal.

Customs & Excise has taken the position that this business structure is tax avoidance and not legally permissible. Customs & Excise seeks to have the Court of Appeal vacate or reverse the trial court’s decisions. Customs & Excise’s position is that when phone cards are supplied to a UK distributor by an issuer from another EU Member State, UK VAT is due upon sale in the UK. Customs & Excise’s position is that there are no circumstances in which telecommunications services consumed within the EU can be VAT free.

If Customs & Excise’s appeal is successful, businesses operating in a similar fashion may be required to disclose under declared VAT and pay any VAT that is due together with any related interest.

Pending the outcome of this appeal, Customs & Excise will not assess UK businesses for VAT on phone cards supplied under similar circumstances. Assessments already issued will not be withdrawn but no action will be taken to recover the debt unless the appeal is resolved in Customs & Excise’s favor.

The trial court’s decision and decision from the appellate court may affect materially the market for prepaid calling cards in the UK. Historically, Primus has charged VAT on the sale of prepaid calling cards in UK. Accordingly, our prepaid calling card business in the UK currently is at a competitive disadvantage when compared to businesses that have adopted the business model discussed above and taken the position that VAT is not due on cards sold in the UK.

Employees

The following table summarizes the number of our full-time employees as of December 31, 2004, by region and classification:

	United States and Other	Canada	Europe	Asia-Pacific	Total
Sales and Marketing	73	178	81	227	559
Technical	160	232	99	221	712
Management and Administrative	177	201	95	174	647
Customer Service and Support	34	244	62	224	564

Total	444	855	337	846	2,482

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

ITEM 2.    PROPERTIES

We currently lease our corporate headquarters, which is located in McLean, Virginia. Additionally, we lease administrative, technical and sales office space, as well as space for our switches and data centers, in various locations in the countries in which we operate. Total leased space in the United States, Australia, Canada and the

United Kingdom, as well as other countries in which we operate, approximates 797,000 square feet and the total annual lease costs are approximately $19.0 million. The operating leases expire at various times with the longest commitment expiring in 2013. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed, and we further believe that the current leased facilities are adequate to house existing communications equipment.

Certain communications equipment which includes network switches and transmission lines are leased through operating leases, capital leases and vendor financing agreements.

ITEM 3.    LEGAL PROCEEDINGS

2004 Securities Litigation

Federal Securities Class Action.    We and four of our officers (the “Primus Defendants”) were defendants in a consolidated class action in the United States District Court for the Eastern District of Virginia, “In re Primus Telecommunications Group, Incorporated Securities Litigation.” Plaintiffs sued on behalf of certain purchasers (the “Class”) of Primus securities between February 14, 2003 and July 29, 2004 (the “Class Period”). In December 2004, the plaintiffs filed their Consolidated and Amended Complaint (“CAC”). Plaintiffs alleged that the Primus Defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. Plaintiffs sought damages, among other things, on the theory that the Primus Defendants fraudulently published false and misleading statements and/or fraudulently concealed adverse, non-public information about Primus, thereby artificially inflating the price of Primus’s securities. The CAC also covered matters related to: (i) PTI’s acquisition in 2002 of Cable & Wireless’s customers in the United States and migration and attrition of such customers; (ii) VOIP initiatives and challenges faced by Primus with respect to launching the various VOIP products; and (iii) Primus’s network and decisions to lease capacity versus purchase capacity. The Primus Defendants filed a motion to dismiss the CAC in January 2005. On March 11, 2005, the court dismissed the CAC with prejudice. The court ruled that plaintiffs would not be permitted to amend further their complaint.

Shareholder Derivative Action.     In September 2004, Richard J. Taddy filed a shareholder derivative action in the Alexandria Division of the United States District Court for the Eastern District of Virginia against members of our Board of Directors, a former director, a board observer and three of our executive officers (the “Primus Defendants”) on behalf of Primus for alleged violations of state law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Damages are sought based on allegations that, between “November 2003 and the present,” the Primus Defendants (1) publicly issued false and misleading statements and concealed adverse, non-public information about Primus, (2) engaged in, or permitted, illegal insider trading, and (3) engaged in, or permitted, various acts of “gross mismanagement” and “corporate waste.” In November 2004, the Primus Defendants filed a motion to dismiss the derivative action. In December 2004, the court granted our motion to dismiss the shareholder derivative action. The court dismissed the complaint because plaintiff failed to: (1) make a demand on our Board of Directors before filing the action as required by Delaware law or (2) allege with the requisite specificity that such a demand would have been futile. The court denied plaintiff’s request to amend the complaint and dismissed the complaint with prejudice. Plaintiff has appealed this decision to the 4th Circuit of the United States Court of Appeals. We intend to defend vigorously against the Shareholder Derivative Action. However, our ultimate legal and financial liability with respect to these matters cannot be estimated with certainty at this time. The Primus Defendants have certain insurance coverage for these matters. Nonetheless, an adverse result in excess of amounts covered by insurance could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Other

Hondutel.    In December 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, Inc. (“STSJ”), alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. We acquired TresCom in June 1998, and TresCom is currently a subsidiary of ours. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. TresCom and STSJ filed an answer in January 2000, and discovery has commenced. TresCom and STSJ have recorded an accrual for the amounts that management estimates to be the probable loss. The legal and financial liability with respect to this legal proceeding is not covered by insurance, and the ultimate liability, if any, cannot be estimated with certainty at this time. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on our financial results. We intend to defend the case vigorously. We believe that this suit will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Primus Telecommunications Group, Incorporated (“we” or “us”) common stock is traded on the Nasdaq National Market under the symbol “PRTL.” On March 11, 2005, the last sale price of our common stock was $1.65. The following table provides the high and low sale prices for our common stock on the Nasdaq National Market for all periods indicated below, except from January 1, 2003 through March 21, 2003 when our common stock was listed on the Nasdaq SmallCap Market. These prices do not include retail markups, markdowns or commissions.

Period	High	Low
2004
1st Quarter	$13.38	$7.04
2nd Quarter	$8.85	$4.40
3rd Quarter	$5.14	$1.41
4th Quarter	$3.80	$1.47
2003
1st Quarter	$2.48	$1.52
2nd Quarter	$5.83	$2.09
3rd Quarter	$8.82	$4.95
4th Quarter	$11.70	$6.69

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

Holders

As of February 28, 2005, we had approximately 520 holders of record of our common stock.

Recent Sales of Unregistered Securities

In April 2004, Primus Canada acquired Magma, a provider of Internet solutions to corporate, government and residential customers. Primus Canada acquired 100% of the outstanding stock of Magma by paying $5.2 million in cash and issuing to eight former Magma stockholders 734,018 shares of the Company’s common stock pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

In December 2002, we signed an agreement to sell 559,950 newly-authorized shares of our Series C Preferred for an aggregate purchase price of $42 million. On December 31, 2002, we issued 438,853 shares of

Series C Preferred stock for approximately $32.3 million, net of $0.6 million of offering costs. At a special meeting of our stockholders on March 31, 2003, our stockholders voted to approve the issuance of the remaining 121,097 shares of Series C Preferred for approximately $9 million in cash. In November 2003, all 559,950 shares of Series C Preferred were converted into 22,616,990 shares of common stock which have been registered for resale. During a 270-day period commencing November 4, 2003, certain selling security holders’ shares were subject to the terms of a lock-up agreement with us, which generally prohibited the resale of 13,540,008 of such shares.

In March 2002, we settled our outstanding equipment lease obligations of approximately $15.0 million with CISCO Systems Capital Corporation for $6.5 million in cash and 1,200,000 shares of our common stock. The Company paid $5.0 million in March 2002, and $1.5 million was paid in April 2003. We issued the shares in reliance upon Section 4(2) of the Securities Act of 1933. In June 2002, the 1,200,000 shares of our stock were registered for resale.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth our selected consolidated financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 as derived from our historical financial statements:

Statement of Operations Data:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
NET REVENUE	$1,350,872	$1,287,779	$1,024,056	$1,082,475	$1,199,422
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	821,455	786,308	668,643	767,841	861,181
Selling, general and administrative	394,050	342,350	254,152	303,026	330,411
Depreciation and amortization	92,744	86,015	82,239	157,596	120,695
Loss on sale of assets	1,941	804	—	—	—
Asset impairment write-down	1,624	2,668	22,337	526,309	—

Total operating expenses	1,311,814	1,218,145	1,027,371	1,754,772	1,312,287

INCOME (LOSS) FROM OPERATIONS	39,058	69,634	(3,315)	(672,297)	(112,865)
INTEREST EXPENSE	(50,526)	(60,733)	(68,303)	(100,700)	(132,137)
EQUITY INVESTMENT WRITE-OFF AND LOSS	(412)	(2,678)	(3,225)	—	—
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(10,982)	12,945	36,675	491,771	40,952
INTEREST INCOME AND OTHER INCOME (EXPENSE)	11,619	1,075	2,454	(17,951)	30,743
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	6,561	39,394	8,486	(1,999)	(1,357)

INCOME (LOSS) BEFORE INCOME TAXES	(4,682)	59,637	(27,228)	(301,176)	(174,664)
INCOME TAX BENEFIT (EXPENSE)	(5,899)	(5,769)	3,598	(5,000)	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(10,581)	53,868	(23,630)	(306,176)	(174,664)
EXTRAORDINARY ITEM	—	887	—	—	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(10,581)	54,755	(23,630)	(306,176)	(174,664)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(10,973)	—	—

NET INCOME (LOSS)	(10,581)	54,755	(34,603)	(306,176)	(174,664)
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	—	(1,678)	—	—	—

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,581)	$53,077	$(34,603)	$(306,176)	$(174,664)

Balance Sheet Data:

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Total assets	$758,600	$751,164	$724,588	$816,214	$1,748,126
Total long-term obligations	$559,352	$542,451	$600,988	$667,587	$1,256,453
Convertible preferred stock	$—	$—	$32,297	$—	$—
Total stockholders’ equity (deficit)	$(108,756)	$(96,366)	$(200,123)	$(178,484)	$83,695

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Introduction

We are an integrated telecommunications services provider offering a portfolio of international and domestic voice, wireless, Internet, voice-over-Internet protocol (VOIP), data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom and Europe. Our focus is to service the demand for high quality, competitively priced international communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of Internet, VOIP, wireless and data traffic.

Recent Product Initiatives Overview

We have selectively targeted opportunities for us to participate in major growth areas for telecommunications—local, wireless and broadband. Our approach in these areas has common elements: focus on bundling services to end-user customers with international calling patterns; leverage our existing global voice, data and Internet network; and utilize our established distribution channels and back-office systems. The year was highlighted by the accelerated implementation of our new strategic initiatives.

We believe the local services market is a major opportunity for revenue growth for us. We recently began offering local line service and wireless services in Canada on a resale basis. We plan to bundle these services with our other product offerings of long distance and Internet access, in competition with the incumbent local exchange carriers (ILECs). We are currently a local resale service provider in Australia, bundling the product with long distance, dial-up Internet access and resale broadband digital subscriber line (DSL) services. The ability to bundle local service for our existing customer base and attract new customers to our existing services presents future growth opportunities for us.

Our wireless initiative will target as potential new customers all wireless users in our existing major markets—Europe, United States, Canada, and Australia—who wish to make international calls using their wireless phones. Currently, many wireless users are blocked by their service provider from making international calls, and those that can make international calls are charged excessively high rates. In Europe, through a combination of reseller service initiatives, including “dial-around” services, prepaid services, special PIN (personal identification number) services, and PRIMUS-branded “intelligent” handsets, we have targeted the users of wireless carriers and offer substantially reduced international rates. Even with reduced rates, we believe our services have the potential to generate substantial margins. The wireless customer would not be required to change their underlying wireless service provider—what we offer is a value-added service that will provide a customer substantial cost savings on international calls, although we do also offer Primus-branded wireless services on a resale basis. The current high rates for international calls from wireless phones have artificially suppressed this potentially large market; we intend to make international calling easy and affordable for wireless users.

The target customers for our broadband VOIP products will ultimately be anyone who has a broadband connection anywhere in the world. We have been in the carrier VOIP market now for several years and carried over one billion minutes of international voice traffic in 2004 over the public Internet. Starting in 2004, we have introduced retail VOIP products in Canada, and the United States. In January 2004, we launched our VOIP TalkBroadband® service in Canada. In June 2004, we launched our Lingo® product in the United States, which offers unlimited calling plans including destinations in western Europe and certain countries in Asia, unlimited calling between two Lingo subscribers and the issuance of phone numbers that are local for calls originating in certain foreign countries.

We anticipate that these three additional product lines—local, wireless and broadband—have the potential to drive future growth in our revenues.

Recent Competitive Developments; Acceleration of Our Integrated Product Response

Our operating results in the year 2004 reflect increased competition from product bundling in virtually all of our markets, together with continued competitive pricing pressures. In addition, wireline long distance usage continued to decline due to increased use of wireless phones and Internet services. Our revenue growth and profitability have been strongly challenged by a changing industry environment throughout this year. During the first quarter of 2004 we experienced pricing pressure on our core long distance services and reduced margins on our resale of DSL in Australia and significant churn in our dial-up Internet service provider (ISP) products in Australia. In the second and third quarters, this competitive challenge became more intense when major incumbent carriers in many of our markets reduced pricing on long distance offerings to encourage customers to subscribe to their bundled local, wireless and broadband services.

Our response to this new competitive reality has been to take immediate steps to accelerate our transformation from being a long distance voice and dial-up ISP carrier into an integrated wireline, wireless and broadband services provider. This was a transformation we believe we had to make over time to remain competitive, and it was the basis for our new strategic initiatives in local, wireless, broadband and VOIP services. Although the aggregate revenues are still modest in comparison to this year’s $1.4 billion revenue base, revenues from these initiatives have increased significantly during the three months ended December 31, 2004 from the three months ended September 30, 2004. Given these early results and the ongoing competitive pressures in the marketplace, we revised our prior plans for a measured roll-out of our new products and services and have been accelerating the implementation of these initiatives throughout the second half of the year, including a DSL network build-out in Australia. We believe these efforts will enhance our bundled service capabilities, and as a result, those efforts should reduce the competitive vulnerability of our core, high margin, retail long distance business. They will also provide us with long-term growth potential in local, wireless and broadband markets where we have previously not been a significant provider.

Overview of Historic Global Operations

Generally, we price our services competitively with the major carriers operating in our principal service regions. We expect to continue to generate net revenue from internal growth through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, wireless, VOIP, high speed and dial-up Internet and data), including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, particularly ethnic customers, and other telecommunications carriers and resellers, as well as from acquisitions.

Prices in the long distance industry have declined in recent years, and as competition continues to increase in each of the service segments and each of the product lines, we believe that prices are likely to continue to decrease. Long distance minutes of use per customer also continues to decline as more customers are using wireless phones and the Internet as alternatives to the use of wireline phones. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition from the existing wireline and wireless competitors and from new entrants, such as cable companies and VOIP companies, which could continue to adversely affect our net revenue per minute.

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

In most countries, we generally realize a higher margin on our international long distance as compared to our domestic long distance services and a higher margin on our services to both business and residential customers compared to those realized on our services to other telecommunications carriers. At the current time, we generally realize a higher margin on long distance services as compared to those realized on local switched and wireless services, many of which are resold. We also generally realize a higher margin on our Internet access, data services, and retail broadband and VOIP services as compared to voice services. Carrier services over a fixed line network, which generate a lower margin than retail business and residential services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows us to obtain greater volume discounts from our suppliers than we otherwise would realize. Also, carrier services over Internet protocol (IP) have higher margins than carrier services over a fixed line network. Overall carrier revenue accounted for 19%, 20% and 24% of total net revenue for the year ended December 31, 2004, 2003 and 2002, respectively. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; Internet, VOIP and data services versus voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Increased pressure will occur on our margin from customer set-up fees as we accelerate customer additions with our new product initiatives. For example, we pay a charge to transfer a new local customer in Canada, and in Australia, charges to migrate DSL and local customers. However, migrating customers to our own networks such as the DSL network being constructed in Australia enables us to increase our margin on such services as compared to resale of services using other carriers’ networks.

Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and administrative costs. All selling, general and administrative expenses are expensed when incurred, with the exception of direct-response advertising, which is expensed in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” To further deploy and to promote our new initiatives and to defend our existing core businesses against increased competitive threats, our sales and marketing expenses have been increased as a percentage of net revenue in the near term. We do not anticipate meaningful revenue contributions from the new initiatives until the latter half of 2005.

Our debt reduction and refinancing efforts have resulted in a trend of decreasing interest expense since such efforts began in December 2000. We will continue to reduce debt through regularly scheduled principal payments and opportunistic purchases.

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

In the year ended December 31, 2004, as compared to the year ended December 31, 2003, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the year ended December 31, 2004 and 2003 (in thousands, except percentages):

Net Revenue by Location—in USD

	2004 Net Revenue	2003 Net Revenue	Variance	Variance %
Canada	$244,091	$214,848	$29,243	14%
Australia	$384,900	$336,720	$48,180	14%
United Kingdom	$241,271	$156,941	$84,330	54%
Europe	$194,731	$248,196	$(53,465)	(22)%

Revenue by Country—in Local Currencies

	2004 Net Revenue	2003 Net Revenue	Variance	Variance %
Canada (in CAD)	317,312	299,119	18,193	6%
Australia (in AUD)	523,063	516,000	7,063	1%
United Kingdom (in GBP)	131,756	95,956	35,800	37%
Europe (in EUR)	156,824	220,485	(63,661)	(29)%

Recent Operating Highlights and Other Events

In order to better understand our discussion of results of operations, financial condition and liquidity presented herein, we summarize below certain operating highlights and other events that occurred during the last three fiscal years.

Operating Highlights and Accomplishments in 2004 and Subsequent Events:

•	We increased net revenue by 5% to $1.4 billion for the year ended December 31, 2004 from $1.3 billion for the year ended December 31, 2003.

•	Our income from operations was $39.1 million for the year ended December 31, 2004, a $30.5 million decrease from income of $69.6 million for the year ended December 31, 2003.

•	We increased net cash provided by operating activities by $2.3 million to $69.2 million for the year ended December 31, 2004 from $66.9 million for the year ended December 31, 2003.

•	We introduced retail VOIP products in the United States and Canada. In January, we launched a retail VOIP product in Canada. In June, we launched our Lingo product in the United States, which offers unlimited calling plans including destinations in western Europe and certain countries in Asia, unlimited calling between Lingo subscribers and universal international numbers.

•	We launched new wireless service on a resale basis in Canada and the United States.

•	In February, we acquired Australian-based AOL/7 Pty Ltd (AOL/7) which was a joint venture between America Online Inc., a wholly-owned subsidiary of Time Warner Inc., AAPT Limited, a unit of the Telecom New Zealand Group, and Seven Network Limited. This acquisition provided us with the customer base, content, content development and online advertising business of AOL/7, as well as a license for a defined term for the AOL brand in Australia, for a total consideration of $19.5 million.

•	In April, we acquired Magma Communications Ltd. (“Magma”), a provider of Internet solutions to corporate, government and residential customers in Toronto, Ottawa and Montreal for a total consideration of $11.3 million (15.1 million CAD).

•	In June, we acquired Canada-based Onramp Network Services Inc. (“Onramp”), a provider of Internet services and solutions for businesses for a total consideration of $4.1 million (5.6 million CAD).

•	In July, we acquired certain assets of Canadian based 3588599 Canada Inc., dba Sun Telecom Group (“Sun Telecom”), a Canadian telecommunications provider, including certain customer contracts, access to a portion of the customer base and certain related assets for a total consideration of $1.6 million (2.2 million CAD).

•	In December, we acquired certain assets of Wiznet Inc., a provider of Internet services and solutions, for a total consideration of $1.3 million (1.6 million CAD).

•	In January, we completed the sale of $240.0 million 8% senior notes due 2014 (“2004 Senior Notes”), which we used primarily to retire higher interest debt and also to extend our debt maturity profile.

•	We continued our debt reduction efforts and improved liquidity by retiring $198.5 million in principal amount of our senior notes and convertible subordinated debentures, which were funded in part through the proceeds from the 2004 Senior Notes. In particular, the following debt securities were retired during the year ended December 31, 2004; $109.9 million principal amount of the January 1999 Senior Notes, $46.6 million of the 1998 Senior Notes, $33.0 million of the October 1999 Senior Notes, $5.0 million of the 2004 Senior Notes and $4.0 million of the 2000 Convertible Subordinated Debentures.

•	We further reduced debt by repaying early 13.0 million CAD ($10.0 million at December 31, 2003) of a financing agreement and $6.1 million debt obligation with Cable & Wireless (C&W) during the year ended December 31, 2004 , which were funded in part through the proceeds from the 2004 Senior Notes.

•	We announced on February 18, 2005 that our direct wholly-owned subsidiary, PTHI, secured a six-year, $100 million senior secured term loan facility (the “Facility”). Terms of the Facility include pricing at LIBOR + 6.50% and no financial maintenance covenants. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries. We plan to use the proceeds for general corporate purposes, including the accelerated implementation of our new product initiatives and potential repurchases of certain currently outstanding debt.

Operating Highlights and Accomplishments in 2003

•	We received stockholder approval for and closed the remaining $9 million investment in our Series C convertible preferred stock (the “Series C Preferred”) by fund affiliates of AIG. We had received $33 million on December 31, 2002 in the initial closing of the Series C Preferred offer.

•	All outstanding shares of our Series C Preferred were converted into an aggregate of 22,616,990 shares of our common stock on November 4, 2003.

•

We completed an offering of $132.0 million in principal amount of our 3¾% convertible senior notes due 2010 (“2003 Convertible Senior Notes”), which we used primarily to retire higher interest debt and to extend our debt maturity profile. The 2003 Convertible Senior Notes are convertible into shares of our common stock at an initial conversion price of $9.3234 per share.

•	We reduced debt by $58.5 million to $542.5 million at December 31, 2003, and we reduced interest expense to $60.7 million.

•	We acquired three Canadian ISPs, one Canadian local service provider and a Canadian prepaid calling card company for an aggregate purchase price of approximately $10.7 million in cash. The purchase price for the prepaid calling card company may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company’s adjusted revenues exceed certain targeted levels.

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

Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic, and also from the provision of local and wireless services.

For voice and wholesale VOIP, net revenue is earned based on the number of minutes during a call and is recorded upon completion of a call, adjusted for allowance for doubtful accounts receivable, service credits and service adjustments. Revenue for a period is calculated from information received through our network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides us the ability to do a timely and accurate analysis of revenue earned in a period. Separate prepaid services software is used to track additional information related to prepaid service usage such as activation date, monthly usage amounts and expiration date. Revenue on these prepaid services is recognized as service is provided until expiration when all unused minutes, which are no longer available to the customers, are recognized as revenue.

Net revenue is also earned for the provision of data/Internet services (including retail VOIP). Data/Internet services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths. These fees are recognized as access is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. We record payments received in advance for prepaid services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided.

A portion of revenue, representing less than 1% of total revenue, is earned from the sale of wireless handsets and VOIP routers. We apply the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. We have concluded that EITF No. 00-21 requires us to account for the sale of wireless handsets and VOIP routers and the related cost of handset and router revenues as a separate unit of accounting when title to the handset or router passes to the customer. Revenue recognized is the portion of the activation fees allocated to the router unit of accounting in the statement of operations when title to the router passes to the customer. We defer the portion of the activation fees allocated to the service unit of accounting, and recognize such deferred fees on a straight-line basis over the contract life in the statement of operations.

Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments.

Allowance for doubtful accounts receivable—Determining our allowance for doubtful accounts receivable requires significant estimates. Due to the large number of customers that we serve, it is impractical to review the creditworthiness of each of our customers, although a credit review is performed for larger carrier and retail business customers. We consider a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of our customers. Systems to detect fraudulent call activity are in place within our network, but if these systems fail to identify such activity, we may realize a higher degree of uncollectible accounts. If the estimate of uncollectible revenue was 10% higher than our current estimates, net revenue would have been reduced by approximately $2.0 million, $2.2 million and $2.8 million for the year ended December 31, 2004, 2003 and 2002, respectively.

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

Accounting for Income Taxes—We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. In addition, tax contingency reserves (if any) are established or released based on assumptions about the expected outcomes of current or anticipated tax examinations, refund claims and/or tax related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom.

At present, our subsidiaries in the major jurisdictions in which we operate have significant deferred tax assets resulting from tax loss carryforwards. With the exception of our Canadian companies, these deferred tax assets are fully offset with valuation allowances. The appropriateness and amount of these valuation allowances are based on our assumptions about the future taxable income of each affiliate. Except in the case of our Canadian companies, if our assumptions have significantly underestimated future taxable income with respect to a particular affiliate, all or part of the valuation allowance for the affiliate would be reversed and additional income may result. With the exception of our Canadian affiliates, if our assumptions have significantly overestimated future taxable income with respect to a particular affiliate, there would be no change in the net value of the deferred tax asset and no additional income or tax expense would result. If our assumptions with respect to our Canadian affiliates have significantly overestimated future taxable income, a full or partial valuation allowance would be applied to the corresponding deferred tax assets and additional tax expense would result.

Results of Operations

The following information for the years ended December 31, 2004, 2003 and 2002 reflects all the items included in consolidated statements of operations as a percentage of net revenue:

	Year Ended December 31,
	2004	2003	2002
NET REVENUE	100.0%	100.0%	100.0%

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	60.8%	61.1%	65.3%
Selling, general and administrative	29.2%	26.6%	24.8%
Depreciation and amortization	6.9%	6.6%	8.0%
Loss on sale of assets	0.1%	0.1%	0.0%
Asset impairment write-down	0.1%	0.2%	2.2%

Total operating expenses	97.1%	94.6%	100.3%

INCOME (LOSS) FROM OPERATIONS	2.9%	5.4%	(0.3)%

INTEREST EXPENSE	(3.8)%	(4.8)%	(6.7)%
EQUITY INVESTMENT WRITE-OFF AND LOSS	(0.1)%	(0.2)%	(0.3)%
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(0.8)%	1.0%	3.6%
INTEREST AND OTHER INCOME	0.9%	0.1%	0.2%
FOREIGN CURRENCY TRANSACTION GAIN	0.5%	3.1%	0.8%

INCOME (LOSS) BEFORE INCOME TAXES	(0.4)%	4.6%	(2.7)%
INCOME TAX BENEFIT (EXPENSE)	(0.4)%	(0.4)%	0.4%

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.8)%	4.2%	(2.3)%
EXTRAORDINARY ITEM	0.0%	0.1%	0.0%

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.8)%	4.3%	(2.3)%
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0.0%	0.0%	(1.1)%

NET INCOME (LOSS)	(0.8)%	4.3%	(3.4)%
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	0.0%	(0.1)%	0.0%

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(0.8)%	4.2%	(3.4)%

The following information for the years ended December 31, 2004, 2003 and 2002 (in thousands, except percentages) is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	For the Year Ended December 31, 2004
			Minutes of Use *
	Net Revenue	%	International	Domestic	Total
North America	$491,484	36%	2,280,084	3,220,433	5,500,517
Europe	451,750	34%	2,622,596	765,468	3,388,064
Asia-Pacific	407,638	30%	172,165	838,034	1,010,199

Total	$1,350,872	100%	5,074,845	4,823,935	9,898,780

	For the Year Ended December 31, 2003
			Minutes of Use *
	Net Revenue	%	International	Domestic	Total
North America	$506,104	39%	2,054,217	3,342,555	5,396,772
Europe	425,170	33%	2,806,244	920,617	3,726,861
Asia-Pacific	356,505	28%	183,894	841,165	1,025,059

Total	$1,287,779	100%	5,044,355	5,104,337	10,148,692

	For the Year Ended December 31, 2002
			Minutes of Use *
	Net Revenue	%	International	Domestic	Total
North America	$381,569	37%	1,613,950	2,224,468	3,838,418
Europe	363,669	36%	2,248,985	1,043,495	3,292,480
Asia-Pacific	278,818	27%	196,001	693,032	889,033

Total	$1,024,056	100%	4,058,936	3,960,995	8,019,931

*	Minutes of use do not reflect services which are not charged on a per minute basis, such as fixed charge Internet access services.

The following information reflects net revenue by product line for the years ended December 31, 2004, 2003 and 2002 (in thousands, except percentages) and is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	2004	%	2003	%	2002	%
Voice	$1,102,635	82%	$1,087,487	84%	$854,840	83%
Data/Internet	174,118	13%	129,864	10%	111,416	11%
VOIP	74,119	5%	70,428	6%	57,800	6%

Total	$1,350,872	100%	$1,287,779	100%	$1,024,056	100%

Results of operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003

Net revenue increased $63.1 million or 4.9% to $1,350.9 million for the year ended December 31, 2004 from $1,287.8 million for the year ended December 31, 2003. Our data/Internet and VOIP revenue contributed $174.1 million and $74.1 million, respectively, for the year ended December 31, 2004, as compared to $129.9 million and $70.4 million, respectively, for the year ended December 31, 2003.

North America: North American net revenue decreased $14.6 million or 2.9% to $491.5 million for the year ended December 31, 2004 from $506.1 million for the year ended December 31, 2003. The decrease is primarily attributed to a decrease of $42.1 million and $9.4 million in the United States, in retail voice services (including declines in residential and small business voice services and prepaid services) and Internet services, respectively. This decrease was partially offset by an increase in prepaid services of $16.0 million in Canada, an increase of $14.1 million in Internet services in Canada (primarily due to the April 2004 acquisition of Magma), an increase of $5.4 million in carrier services in the United States and a $4.8 million increase related to retail VOIP in the United States and Canada in the year ended December 31, 2004 compared to the year ended December 31, 2003. Offsetting the overall decrease in North America, foreign exchange rates had a positive impact of $17.4 million due to the strengthening of the CAD against the USD when comparing the exchange rates for the year ended December 31, 2004 to those for the year ended December 31, 2003. The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	2004		2003		Year-over-Year
	Net Revenue	% of North America	Net Revenue	% of North America	Variance	Variance %
United States	$244,043	49%	$287,360	57%	$(43,317)	(15)%
Canada	244,091	50%	214,848	42%	29,243	14%
Other	3,350	1%	3,896	1%	(546)	(14)%

North America Total	$491,484	100%	$506,104	100%	$(14,620)	(3)%

Europe: European net revenue increased $26.6 million or 6.3% to $451.8 million for the year ended December 31, 2004 from $425.2 million for the year ended December 31, 2003. There was an increase of $36.2 million in prepaid services, along with an increase of $6.3 million in wireless handsets and services, offset by a decrease in retail voice services of $12.6 million and a decrease in carrier services of $3.9 million. A shift of revenues occurred as part of the prepaid services business was moved out of the Netherlands’ operation to the United Kingdom’s operation. Of the increase in Europe, foreign exchange rates had a positive impact of $42.3 million due to the strengthening of the GBP and EUR against the USD when comparing the exchange rates for the year ended December 31, 2004 to the year ended December 31, 2003. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	2004		2003		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$241,271	53%	$156,941	37%	$84,330	54%
Netherlands	79,548	18%	137,216	32%	(57,668)	(42)%
Germany	47,480	11%	53,629	13%	(6,149)	(11)%
France	20,129	4%	19,106	4%	1,023	5%
Other	63,322	14%	58,278	14%	5,044	9%

Europe Total	$451,750	100%	$425,170	100%	$26,580	6%

Asia-Pacific: Asia-Pacific net revenue increased $51.1 million or 14.3% to $407.6 million for the year ended December 31, 2004 from $356.5 million for the year ended December 31, 2003. The increase is attributable to an increase of $48.2 million from our Australian operation, which was comprised of an increase in residential voice services of $13.1 million, business voice services of $3.4 million and Internet services of $29.6 million, including the acquisition of AOL/7 which contributed $18.7 million. Of the total increase, $45.7 million is associated with the positive impact of the strengthening AUD against the USD. The following table reflects net revenue for each major country in Asia Pacific (in thousands, except percentages):

Revenue by Country—in USD

	2004		2003		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$384,900	94%	$336,720	94%	$48,180	14%
Japan	11,439	3%	11,257	3%	182	2%
Other	11,299	3%	8,528	3%	2,771	33%

Asia-Pacific Total	$407,638	100%	$356,505	100%	$51,133	14%

Cost of revenue increased $35.2 million to $821.5 million, or 60.8% of net revenue, for the year ended December 31, 2004 from $786.3 million, or 61.1% of net revenue, for the year ended December 31, 2003. The decrease in cost of revenue as a percentage of net revenue is primarily a result of a change in product mix reflecting proportionately less low margin carrier revenue and more higher margin revenue products such as prepaid services and Internet services. The majority of cost of revenue is variable, based on minutes of use.

North America: North American cost of revenue decreased $10.6 million primarily due to the decline in costs of $26.8 million and $5.3 million related to the revenue decrease in retail voice and Internet services in the United States, partially offset by an increase of $4.5 million associated with the increase in carrier services in the United States, an increase of $11.0 million in prepaid services in Canada, a $4.9 million increase in Internet services in Canada with the acquisition of Magma and a $3.9 million increase in VOIP services in the United States and Canada. The strengthening of the CAD against the USD accounted for $6.3 million of the cost of revenue increase in Canada.

Europe: European cost of revenue increased $15.5 million primarily due to an increase in prepaid services of $22.6 million and an increase of $5.5 million for wireless handsets and services partially offset by a decrease of $12.5 million in retail voice services. The strengthening of the European currencies against the USD accounted for $31.7 million of the cost of revenue increase.

Asia-Pacific: Asia-Pacific cost of revenue increased $30.3 million attributable to a $29.3 million increase in Australia, mostly in the residential and business voice traffic, along with the increase in Internet services costs from AOL/7, since the February 2004 acquisition. The strengthening of the AUD against the USD accounted for $25.6 million of the cost of revenue increase.

Selling, general and administrative expenses increased $51.6 million to $394.0 million, or 29.2% of net revenue, for the year ended December 31, 2004 from $342.4 million, or 26.6% of net revenue, for the year ended December 31, 2003. The increase in selling, general and administrative expenses is attributable to a $16.8 million increase in salaries and benefits which reflects additional spending for retail VOIP, local, broadband and wireless initiatives; a $15.3 million increase in sales and marketing expenses for advertising of our new product initiatives; $8.7 million in professional fees which includes efforts related to Sarbanes-Oxley compliance and strategic tax planning; a $6.4 million increase in other administrative expenses; and a $3.4 million increase in occupancy costs, primarily for the two data centers acquired as part of the acquisitions of Magma and AOL/7.

Depreciation and amortization expense increased $6.7 million to $92.7 million for the year ended December 31, 2004 from $86.0 million for the year ended December 31, 2003. The increase consists of an increase in depreciation expense of $7.5 million primarily as a result of acquisitions in Australia and Canada slightly offset by a decrease in amortization expense of $0.8 million as several customer lists became fully amortized in 2003.

Loss on sale of assets increased $1.1 million to $1.9 million for the year ended December 31, 2004 from $0.8 million for the year ended December 31, 2003. The loss in the year ended December 31, 2004 was primarily the result of a sale of network equipment which was decommissioned when it was replaced by newer technology during the three months ended June 30, 2004. The loss in 2003 was associated with the sale of our satellite earth station in the United Kingdom during the three months ended June 30, 2003.

Asset impairment write-down decreased to $1.6 million for the year ended December 31, 2004 from $2.7 million for the year ended December 31, 2003. The $1.6 million impairment consisted of specific long-lived asset write-offs which included $0.6 million of networking equipment and $0.9 million of leasehold improvements on a vacated property in the United States. The impairment for the year ended December 31, 2003 consisted of write-offs of $1.0 million of switching equipment in the United Kingdom, $0.8 million for switching equipment in the United States, and $0.5 million in assets related to our fax-over-IP business in India.

Interest expense decreased $10.2 million to $50.5 million for the year ended December 31, 2004 from $60.7 million for the year ended December 31, 2003. The decrease is a result of $32.7 million in interest saved from the reduction of senior debt and other financing arrangements in the past year, offset by $21.6 million in interest expense from our debt offerings in September 2003 and January 2004, and a $0.9 million early termination penalty for reduction of debt.

Gain (loss) on early extinguishment of debt was a loss of $11.0 million for the year ended December 31, 2004, from a gain of $12.9 million for the year ended December 31, 2003. The loss of $11.0 million resulted from our purchase of $194.5 million in principal amount of our senior notes, prior to maturity, for $204.5 million in cash; the purchase of $4.0 million in principal amount of our convertible subordinated debentures, prior to maturity, for $3.0 million; a gain on the settlement of $6.1 million outstanding payment obligation from the acquisition of C&W’s United States-based retail switched voice services customer bases for $5.0 million in cash; and $3.1 million in write-offs of related deferred financing costs. The gain of $12.9 million in the year ended December 31, 2003 consisted of an $8.6 million net gain as a result of our purchase of $97.4 million in principal amount of senior notes, prior to maturity, for $86.1 million in cash, slightly offset by the write-off of related deferred financing costs and discount on the notes, and a $4.3 million gain related to the settlement of an outstanding vendor debt obligation of $14.9 million in Europe for approximately $10.6 million in cash.

Interest and other income increased $10.5 million to $11.6 million for the year ended December 31, 2004, from $1.1 million for the year ended December 31, 2003. The increase is primarily due to the release of a provision for a tax assessment, including interest and penalties, related to a business acquisition in March 1999 (see Note 10). In August 2004, we were released from the tax assessment in its entirety and recorded a $9.2 million gain.

Foreign currency transaction gain (loss) decreased $32.8 million to a gain of $6.6 million for the year ended December 31, 2004 from a gain of $39.4 million for the year ended December 31, 2003. The $6.6 million is attributable to the positive impact of period-end foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency where the settlement of debt is anticipated within the foreseeable future.

Income tax expense increased to $5.9 million for the year ended December 31, 2004 from $5.8 million for the year ended December 31, 2003. The expense for the year ended December 31, 2004 primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiaries by our Canadian and Australian subsidiaries. For the year ended December 31, 2003, the expense primarily consists of $1.7 million of income tax recognized by our Canadian subsidiary and $3.8 million of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Canadian and Australian subsidiaries.

Results of operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002

Net revenue increased $263.7 million or 25.8% to $1,287.8 million for the year ended December 31, 2003 from $1,024.1 million for the year ended December 31, 2002. Our data/Internet and VOIP revenue contributed $129.9 million and $70.4 million, respectively, for the year ended December 31, 2003, as compared to $111.4 million and $57.8 million, respectively, for the year ended December 31, 2002.

North America: North American net revenue increased $124.5 million or 32.6% to $506.1 million for the year ended December 31, 2003 from $381.6 million for the year ended December 31, 2002. The increase is attributed to an increase of $75.0 million in the United States, which is comprised of a $66.1 million increase in retail voice traffic resulting primarily from the acquisition of the C&W customer base, a $15.9 million increase from carrier services and a $10.7 million increase in the usage of prepaid services. The increase is partially offset by a decrease of $14.2 million in sales from our third-party agent division and international consumer division in the United States. The increase in North America’s revenue is also attributed to an increase of $51.4 million in our Canadian operations, $19.9 million of which is associated with the increased retail voice business and $26.3 million of which is from the prepaid services business as a result of the acquisition of Telesonic Communications Inc. (TCI). The strengthening of the CAD against the USD accounted for $24.2 million of the total $51.4 million revenue increase in Canada. The following table reflects net revenue for each major country within North America for the years ended December 31, 2003 and 2002 (in thousands, except percentages):

Revenue by Country—in USD

	2003		2002		Year-over-Year
	Net Revenue	% of North America	Net Revenue	% of North America	Variance	Variance %
United States	$287,360	57%	$212,399	56%	$74,961	35%
Canada	214,848	42%	163,428	43%	51,420	31%
Other	3,896	1%	5,742	1%	(1,846)	(32)%

North America Total	$506,104	100%	$381,569	100%	$124,535	33%

Europe: European net revenue increased $61.5 million or 16.9% to $425.2 million for the year ended December 31, 2003 from $363.7 million for the year ended December 31, 2002. The European net revenue increase is mainly attributable to an $85.7 million increase in prepaid calling cards in Netherlands and the United Kingdom, and a $5.8 million increase in carrier services in the United Kingdom. The increase is partially offset by a $16.3 million decrease in retail voice traffic in the United Kingdom and a $10.6 million decrease in carrier services, primarily in Germany, France and Switzerland. In addition, the decrease is attributable to a $6.5 million decrease in our German wireless phone accessory business, Cards & Parts, with the business’ closing in 2002. The strengthening of the European currencies against the USD accounted for $55.6 million of the total $61.5 million revenue increase in Europe. The following table reflects net revenue for each major country within Europe for the years ended December 31, 2003 and 2002 (in thousands, except percentages):

Revenue by Country—in USD

	2003		2002		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$156,941	37%	$139,480	38%	$17,461	13%
Netherlands	137,216	32%	79,467	22%	57,749	73%
Germany	53,629	13%	63,767	18%	(10,138)	(16)%
France	19,106	4%	23,201	6%	(4,095)	(18)%
Other	58,278	14%	57,754	16%	524	1%

Europe Total	$425,170	100%	$363,669	100%	$61,501	17%

Asia-Pacific: Asia-Pacific net revenue increased $77.7 million or 27.9% to $356.5 million for the year ended December 31, 2003 from $278.8 million for the year ended December 31, 2002. The increase is attributable to an increase of $77.3 million from our Australian operation, which is comprised of $54.7 million in retail voice business and a $24.1 million increase in data/Internet business. The strengthening of the AUD against the USD accounted for $56.1 million of the total $77.3 million net revenue increase in Australia. The following table reflects net revenue for each major country within Asia-Pacific for the years ended December 31, 2003 and 2002 (in thousands, except percentages):

Revenue by Country—in USD

	2003		2002		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$336,720	94%	$259,459	93%	$77,261	30%
Japan	11,257	3%	14,754	5%	(3,497)	(24)%
Other	8,528	3%	4,605	2%	3,923	85%

Asia-Pacific Total	$356,505	100%	$278,818	100%	$77,687	28%

Cost of revenue increased $117.7 million to $786.3 million, or 61.1% of net revenue, for the year ended December 31, 2003 from $668.6 million, or 65.3% of net revenue, for the year ended December 31, 2002. With the majority of cost of revenue being variable, based on minutes of use, the increase in cost of revenue is primarily attributable to the increase in traffic which is also reflected in the increase in net revenue.

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

Europe: European cost of revenue increased $23.2 million due to an increase in prepaid calling cards of $46.6 million and an increase of $6.0 million in carrier services in the United Kingdom. The increase is partially offset by a decrease of $12.7 million in retail voice business in the United Kingdom and a decrease of $10.9 million in carrier services, primarily in Germany, France and Switzerland. The increase is further offset by a decrease in our German operations of $6.2 million from the elimination of our wireless phone accessory business, Cards & Parts. The strengthening of the European currencies against the USD accounted for $38.6 million of the total $23.2 million cost of revenue increase in Europe.

Asia-Pacific: Asia-Pacific cost of revenue increased $35.8 million, primarily due to a $36.8 million increase in Australia’s retail voice business. The strengthening of the AUD against the USD accounted for $33.0 million of the total $36.8 million cost of revenue increase in Australia.

Selling, general and administrative expenses increased $88.2 million to $342.4 million, or 26.6% of net revenue, for the year ended December 31, 2003 from $254.2 million, or 24.8% of net revenue, for the year ended December 31, 2002. The increase is primarily attributable to a $64.8 million increase in sales and marketing costs due to increased commissions expense as a result of increased revenue generated from prepaid calling card sales and for agent commissions related to the C&W acquisition. The increase is also attributable to a $17.0 million increase in salaries and benefits and a $4.9 million increase in professional fees which includes efforts related to Sarbanes-Oxley compliance and strategic tax planning. The strengthening of foreign currencies against the USD accounted for $34.6 million of the total $88.2 million selling, general and administrative increase in 2003.

Depreciation and amortization expense increased $3.8 million to $86.0 million for the year ended December 31, 2003 from $82.2 million for the year ended December 31, 2002. The increase consists of an increase in depreciation expense of $4.9 million related to capital expenditures for fiber optic cable, switching, and other network equipment being placed into service, offset by a decrease in amortization expense of $1.1 million.

Loss on sale of assets was $0.8 million for the year ended December 31, 2003. The loss was associated with the sale of our satellite earth station in the United Kingdom during 2003.

Asset impairment write-down decreased to $2.7 million for the year ended December 31, 2003 from $22.3 million for the year ended December 31, 2002. The impairment for the year ended December 31, 2003 consisted of a write-off of $1.0 million switching equipment in the United Kingdom, a write-off of $0.8 million for switching equipment in the United States, and a write-off of $0.5 million in assets related to our fax-over-IP business in India.

Interest expense decreased $7.6 million to $60.7 million for the year ended December 31, 2003 from $68.3 million for the year ended December 31, 2002. The decrease is primarily attributed to $8.5 million in interest saved from the principal reduction of our senior notes and $0.4 million in interest saved from the reduction of capital lease obligations, partially offset by $1.5 million in additional interest expense for the new 2003 Convertible Senior Notes.

Equity investment write-off and loss decreased to $(2.7) million for the year ended December 31, 2003 from $(3.2) million for the year ended December 31, 2002. The loss for the year ended December 31, 2003 is related to the write-down of our equity investment in Bekko as a result of its impaired future recoverability (see Note 19—”Equity Investment Write-off and Loss”).

Gain on early extinguishment of debt decreased to $12.9 million for the year ended December 31, 2003 from $36.7 million for the year ended December 31, 2002. The $12.9 million gain consists of an $8.6 million net gain as a result of our purchase of $97.4 million in principal amount of senior notes, prior to maturity, for $86.1 million in cash, slightly offset by the write-off of related deferred financing costs and discount on the notes, and a $4.3 million gain related to the settlement of an outstanding vendor debt obligation of $14.9 million in Europe for approximately $10.6 million in cash.

Interest income and other income decreased to $1.1 million for the year ended December 31, 2003 from $2.5 million for the year ended December 31, 2002. The decrease is primarily attributable to a $0.9 million write-off of our Ambri Limited investment in Australia in 2003.

Foreign currency transaction gain (loss) increased to $39.4 million for the year ended December 31, 2003 from $8.5 million for the year ended December 31, 2002. The increase is attributable to the positive impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency where the settlement of the debt is anticipated within the foreseeable future. The principal components of the 2003 gain are $14.9 million of unrealized gain on an intercompany receivable held by United States subsidiaries but denominated and payable in CAD, as well as $21.5 million of unrealized gain on an intercompany receivable held by United States subsidiaries but denominated and payable in AUD. The remaining gain of $3.0 million was earned on the valuation or settlement of customer receivables or vendor payables denominated in other currencies throughout our subsidiaries.

Income tax benefit (expense) was an expense of $5.8 million for the year ended December 31, 2003 versus a benefit of $3.6 million for the year ended December 31, 2002. The expense primarily consists of $1.7 million of income tax recognized by our Canadian subsidiary and $3.8 million of foreign withholding tax on intercompany interest owed to our United States subsidiary by our Canadian and Australian subsidiaries. The 2002 income tax benefit included the reversal during the three months ended March 31, 2002 of a $5.0 million tax provision recorded for the alternative minimum taxes (AMT) at December 31, 2001 that resulted from the Job Creation and Workers Assistance Act of 2002, which suspended the 90% limitation of net operating loss carryforward for

AMT. Also, an additional tax benefit was recorded during the year ended December 31, 2002 of $3.2 million related to a deferred tax asset created by foreign operating loss carryforwards.

Extraordinary item was a gain of $0.9 million for the year ended December 31, 2003. In connection with the purchase of certain acquisitions, the fair value of the net assets acquired exceeded the purchase price (excess of cost). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), the excess of cost was allocated as a reduction to the acquired assets except for monetary assets, such as cash and deferred tax assets. The remaining excess of cost after this allocation was recognized as an extraordinary gain of approximately $0.9 million.

Liquidity and Capital Resources

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and capacity, DSL build-out, developing of back-office systems, interest and principal payments on outstanding debt and other obligations, the development, deployment and marketing of new product initiatives and acquisitions. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, vendor financing, capital lease financing and other financing arrangements.

Net cash provided by operating activities was $69.2 million for the year ended December 31, 2004 as compared to net cash provided by operating activities of $66.9 million for the year ended December 31, 2003. For the year ended December 31, 2004, operations generated $106.4 million of cash, $27.1 million of which was used to reduce our accounts payable, accrued interconnection costs, accrued expenses, accrued income taxes and other liabilities. Additional payments were made primarily for inventory of the wireless handsets and prepaid expenses of $5.6 million. Also in 2004, an additional $4.2 million of cash was restricted for operating purposes. For the year ended December 31, 2003, operations generated $114.8 million of cash, $27.5 million of which was used to pay down our accounts payable, accrued expenses, accrued income taxes and other liabilities, and $2.9 million was used to pay down accrued interest. A negative impact to cash in 2003 was caused by an increase of accounts receivable by $26.7 million, which was partially mitigated as inventories, prepaid expenses and other current and non-current assets decreased by $9.3 million.

Net cash used in investing activities was $71.4 million for the year ended December 31, 2004 compared to $26.9 million for the year ended December 31, 2003. Net cash used in investing activities during the year ended December 31, 2004 included $41.8 million of capital expenditures primarily for our global network asset additions for product development and back-office support systems, along with cash used for business acquisitions in the amount of $29.6 million—mostly for AOL/7 in Australia, and Magma and Onramp in Canada. For the year ended December 31, 2003, net cash used by investing activities consisted of $24.7 million for capital expenditures and $2.2 million for acquisitions.

Net cash used in financing activities was $6.4 million for the year ended December 31, 2004 as compared to $70.1 million for the year ended December 31, 2003. During the year ended December 31, 2004, cash provided by financing activities consisted of $233.0 million in net proceeds from the issuance of our 2004 Senior Notes and $2.2 million in other financing, offset by $207.5 million used for the purchase or redemption of certain of our debt securities and $35.6 million of principal payments on capital leases, vendor financing and other long-term obligations. During the year ended December 31, 2003, cash used in financing activities consisted of $86.1 million for the purchase of certain of our debt securities, $130.4 million for principal payments on capital leases, vendor financing and other long-term obligations, partially offset by $126.8 million in net proceeds from the sale of our 2003 Convertible Senior Notes, $8.9 million in proceeds from the sale of convertible preferred stock and $9.1 million in proceeds from the issuance of other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

We believe that our existing cash and cash equivalents and internally generated funds from operating activities will be sufficient to fund our debt service requirements and other fixed obligations (such as capital leases, vendor financing and other long-term obligations), capital expenditures, resolution of vendor disputes, and other cash needs for our operations through at least the next year. However, to accelerate the deployment and marketing of our new initiatives in broadband, VOIP, local and wireless services, on February 18, 2005, we obtained a $100 million senior secured term loan facility (see Note 25 “Subsequent Events”), which is not included in the following table. Other long-term projects may require the issuance of additional debt or equity. We believe our aggregate capital expenditures will be approximately $50 million to $60 million in 2005. We expect these spending levels to remain consistent over the next few years. These capital expenditures are expected to be funded in part through existing cash and cash equivalents, internally generated funds and the new credit facility. We will continue to have significant debt and debt service obligations during the next year and on a long-term basis. However, there can be no assurance that changes in assumptions or conditions, including those referenced under “Legal Proceedings” and “Special Note Regarding Forward–Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity position. As of December 31, 2004, we have $33.6 million in future minimum purchase obligations, $55.4 million in future operating lease payments and $559.3 million of indebtedness with payments of principal and interest due as follows:

Year Ending December 31,	Vendor Financing	Senior Notes	Senior Convertible Notes	Other Long-Term Obligations	Convertible Subordinated Debentures	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2005	$16,867	$29,333	$4,950	$3,462	$3,859	$25,450	$18,350	$102,271
2006	14,910	29,333	4,950	3,425	3,859	8,100	11,934	76,511
2007	5,329	29,333	4,950	677	69,049	0	9,584	118,922
2008	1,838	29,333	4,950	159	0	0	7,293	43,573
2009	237	111,948	4,950	32	0	0	4,847	122,014
Thereafter	0	319,600	136,950	167	0	0	3,413	460,130

Total Minimum Principal & Interest Payments	39,181	548,880	161,700	7,922	76,767	33,550	55,421	923,421
Less: Amount Representing Interest	(4,109)	(231,265)	(29,700)	(376)	(9,648)	—	—	(275,098)

	$35,072	$317,615	$132,000	$7,546	$67,119	$33,550	$55,421	$648,323

On February 18, 2005, a direct wholly-owned subsidiary, PTHI, closed a six-year, $100 million senior secured term loan facility (the “Facility”). Each borrowing made under the Facility may be, at the election of PTHI at the time of the borrowing, a LIBOR loan (which will bear interest at a rate equal to LIBOR + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.0%).

PTHI’s obligations under the Facility are guaranteed by Primus Telecommunications Group, Incorporated, and PTHI’s domestic subsidiaries and are secured by certain assets of PTHI and its guarantor subsidiaries, subject to certain exceptions and the receipt of certain regulatory approvals. These assets include a pledge of approximately 65% of the capital stock of each direct foreign subsidiary of PTHI and each direct foreign subsidiary of a domestic subsidiary of PTHI.

The Facility will be repaid in 24 quarterly installments, beginning on June 30, 2005, at a rate of one percent of the principal per year over the next five years and nine months, and the remaining balance repaid on the sixth anniversary date of the Facility. PTHI may not optionally prepay borrowings during the first year of the Facility, but may make optional prepayments thereafter, together with a three percent premium for prepayments made before the second anniversary of the Facility, a two percent premium for prepayments made before the third anniversary of the Facility, or a one percent premium for prepayments made before the fourth anniversary of the

Facility. The Facility may be prepaid without any prepayment premium after the fourth anniversary of the Facility.

The Facility contains no financial maintenance covenants but does contain negative covenants and other covenants similar to those contained in PTHI’s 8% senior note indenture dated January 16, 2004. The Facility also provides for, among other things, certain prepayment priorities in the event of certain asset sale transactions and for certain additional debt incurrence restrictions, including those involving PTHI’s subsidiaries’ borrowings that constitute priority indebtedness under the Facility.

We plan to use the proceeds of the Facility for general corporate purposes, including the accelerated implementation of our new product initiatives and potential repurchases of certain currently outstanding debt.

The indentures governing the senior notes, convertible senior notes and convertible debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the subsidiaries. We were in compliance with the above covenants at December 31, 2004.

The purchase price for TCI, a Canadian prepaid services company, may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company’s adjusted revenues exceed certain targeted levels by May 2005, with no stated maximum.

MCI (WorldCom).    MCI and several of our subsidiaries had various disputes regarding the provision of transmission capacity and related operations and maintenance charges and telecommunications traffic associated with interconnection agreements over a period of several years in Europe. In March 2005, we and subsidiaries of ours and MCI and subsidiaries of MCI agreed to settle all of these matters in full for $11 million, spread out over five installments in 2005. As of December 31, 2004, the full $11 million settlement was accrued.

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

In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described herein under “Special Note Regarding Forward–Looking Statements,” the most efficient use of our capital, including investment in our network, systems, lines of business and new product initiatives, potential acquisitions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities and other instruments in privately negotiated transactions, open market transactions or by other means directly or indirectly to the extent permitted by our existing covenant restrictions.

We have contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. We do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $33.6 million in total remaining in 2005 and 2006.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes Accounting Principles Board (“APB”) Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim reporting period beginning after June 15, 2005. We will adopt the statement on July 1, 2005, as required. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma income (loss) and income (loss) per common share in the stock-based compensation accounting policy included in Note 2 to the consolidated financial statements.

In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have an effect on our consolidated financial position or results of operations.

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

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K and elsewhere constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•

expectations of future growth, revenue, foreign revenue contributions and net income, as well as income from operations, earnings per share, cash flow, working capital, network development, spending on new product initiatives, including the development of Internet, VOIP, wireless and local services, traffic development, capital expenditures, selling, general and administrative expenses, goodwill impairment charges, service introductions and cash requirements;

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

Factors and risks, including certain of those described in greater detail herein, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include, without limitation:

•	changes in business conditions causing changes in the business direction and strategy by management;

•	accelerated competitive pricing and bundling pressures in the markets in which we operate, particularly from ILECs;

•	accelerated decrease in minutes of use on wireline phones;

•	fluctuations in the exchange rates of currencies, particularly any strengthening of the USD relative to foreign currencies of the countries where we conduct our foreign operations;

•	adverse interest rate developments;

•	difficulty in maintaining or increasing customer revenues and margins through our new product initiatives and bundled service offerings, and difficulties and delays in constructing and operating a proposed DSL network in Australia, and migrating customers to such network;

•	inadequate financial resources to promote and to market the new product initiatives;

•	fluctuations in prevailing trade credit terms or revenues due to the adverse impact of, among other things, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers;

•	the possible inability to raise additional capital when needed, on attractive terms, or at all;

•	the inability to reduce, repurchase, exchange or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;

•	further changes in the telecommunications or Internet industry, including rapid technological changes, regulatory changes in our principal markets and the nature and degree of competitive pressure that we may face;

•	adverse tax rulings from applicable taxing authorities;

•	broadband, DSL, Internet, wireless, VOIP and telecommunications competition;

•	changes in financial, capital market and economic conditions;

•	changes in service offerings or business strategies;

•	difficulty in retaining existing long distance wireline and dial-up ISP customers;

•	difficulty in migrating or retaining customers associated with recent acquisitions of customer bases, or integrating other assets;

•	difficulty in selling new services in the marketplace;

•	difficulty in providing broadband, DSL, local, VOIP or wireless services;

•	changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate, including recent judicial decisions in the United Kingdom involving the imposition of VAT on prepaid calling card services which could adversely affect revenues and margins;

•	restrictions on our ability to follow certain strategies or complete certain transactions as a result of our inexperience with new product initiatives, our capital structure or debt covenants;

•	risks associated with our limited DSL, Internet, VOIP, Web hosting and wireless experience and expertise, including cost effectively utilizing new marketing channels such as interactive marketing utilizing the Internet;

•	entry into developing markets;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel, and to manage growth;

•	risks associated with international operations;

•	dependence on effective information systems;

•	dependence on third parties to enable us to expand and manage our global network and operations and to offer broadband, DSL, local, VOIP and wireless services;

•	dependence on the implementation and performance of our global ATM+IP communications network;

•	adverse outcomes of outstanding litigation matters;

•	adverse FCC rulings or fines affecting our operations;

•	the potential elimination or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to significant issuances of equity securities, changes in ownership or other circumstances, which carryforwards would otherwise be available to reduce future taxable income; and

•	the outbreak or escalation of hostilities or terrorist acts and adverse geopolitical developments.

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

Liquidity Restrictions; Possible Inability to Obtain Necessary Financing. We believe that our existing cash and internally generated funds will be sufficient to fund our operations, debt service requirements, capital expenditures, acquisitions and other cash needs for our operations at least through the next year. However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief, particularly as aggressive pricing and bundling strategies by certain ILECs have intensified competitive pressures in the markets where we operate. See also information under “Liquidity and Capital Resources–Short- and Long-Term Liquidity Considerations and Risks” and in this “Special Note Regarding Forward-Looking Statements.” If adverse events referenced therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

Substantial Indebtedness; Liquidity. We currently have substantial indebtedness and anticipate that we and our subsidiaries may incur additional indebtedness in the future. The level and/or terms of our indebtedness (1) could make it difficult for us to make required payments of principal and interest on our outstanding debt, including the notes; (2) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (3) requires that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; (4) could limit our flexibility in planning for, or reacting to, changes in our business; (5) results in our being more highly leveraged than many of our competitors, which may place us at a competitive disadvantage; and (6) will make us more vulnerable in the event of a downturn in our business.

Limited Experience in Delivering New Product Initiatives and in Providing Bundled Local, Wireless, Broadband, DSL, Internet, Data and VOIP Services. During 2004, we accelerated initiatives to provide wireless, broadband, VOIP and local wireline services in certain markets where we operate. During the third quarter of 2004 we accelerated initiatives to become an integrated wireline, wireless and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline and ISP customers to our competitors’ bundled wireless, wireline and broadband service offerings. Our experience in providing these new products in certain markets and in providing these bundled service offerings is limited. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expect that we will experience increased competition from traditional telecommunications carriers and cable companies and other new entrants that expand into the market for broadband, VOIP, Internet services and traditional voice services. Therefore, future operations involving these individual or bundled services may not succeed in this new competitive environment, we may not be able to expand successfully and we may experience margin pressure. As a result, there can be no assurance that we will maintain or increase revenues or that we will be able to generate income from operations or net income in the future or on any predictable basis.

Pricing and Bundling Pressure. The long distance telecommunications, Internet, broadband, DSL, data and wireless industry is significantly influenced by the marketing and pricing decisions of the larger long distance industry, Internet access, broadband, DSL and wireless business participants. Prices in the long distance industry have continued to decline in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Our competitors in our core markets include, among others: AT&T, MCI, Sprint, the RBOCs and the major wireless carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, CallNet, Allstream (formerly AT&T Canada) and the major wireless companies in Canada; and BT, Cable & Wireless United Kingdom, MCI, Colt Telecom, Energis and the major wireless carriers in the United Kingdom. Customers frequently change long distance providers and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is becoming similar to the intense competition in the United States. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower debt leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, Canada and Australia and the major wireless carriers and cable companies, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls. This strategy could have a material adverse effect on our net revenue per minute, results of operations and financial condition if increases in telecommunications usage and potential cost declines do not result from, or are insufficient to offset the effects of, such price decreases. Many companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future.

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

Historical and Future Operating Losses and Net Losses. As of December 31, 2004, we had an accumulated deficit of $(695.7) million. The Company incurred net losses of $(63.6) million in 1998, $(112.7) million in 1999, $(174.7) million in 2000, $(306.2) million in 2001, $(34.6) million in 2002 and $(10.6) million in 2004. During the year ended December 31, 2003, we recognized net income of $54.8 million, of which $39.4 million is the positive impact of foreign currency transaction gains. Our net income and net revenue growth should not necessarily be considered to be indicative of future net income and net revenue growth. We cannot assure you that we will recognize net income, or net revenue will grow or be sustained in future periods. If we cannot generate net income or operating profitability, we may not be able to meet our debt service or working capital requirements.

Integration of Acquired Businesses. We strive to increase the volume of voice and data traffic that we carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services. Future acquisitions may be pursued to further our strategic objectives, including those described above. Acquisitions of businesses and customer lists, a key element of our historical growth strategy, involve operational risks, including the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management. Moreover, there can be no assurance that we will be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in migrating the customer base and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities, and there can be no assurance that successful integration will occur in light of these factors.

Intense Competition in Telecommunications. The local and long distance telecommunications, data, broadband, Internet, VOIP and wireless industry is intensely competitive with relatively limited barriers to entry in the more deregulated countries we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, cable television companies, who would offer voice, broadband, Internet access and television, and electric power utilities who would offer voice and broadband Internet access. For example, the

United States and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the United States, as certain conditions have been met under the Telecommunications Act of 1996, the regional Bell operating companies (RBOCs) have been allowed to enter the long distance market, AT&T, MCI and other long distance carriers have been allowed to enter the local telephone services market (although recent judicial and regulatory developments have diminished the attractiveness of this opportunity), and many entities, including cable television companies and utilities, have been allowed to enter both the local service and long distance telecommunications markets. Moreover, the rapid enhancement of VOIP technology may result in increasing levels of traditional domestic and international voice long distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks such as ours. Currently, there are significant capital investment savings and cost savings associated with carrying voice traffic employing VOIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long distance voice services will decrease in order to be competitive with VOIP. Additionally, competition is expected to be intense to switch customers to VOIP product offerings, as is evidenced by numerous recent market announcements in the United States and internationally from industry leaders and competitive carriers concerning significant VOIP initiatives. Our ability effectively to retain our existing customer base and generate new customers, either through our network or our own VOIP offerings, may be adversely affected by accelerated competition arising as a result of VOIP initiatives. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

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

International Operations. We have significant international operations and, as of December 31, 2004, derive more than 75% of our revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to its switches within its territory. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

Foreign Exchange Risks. A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. For the year ended December 31, 2004, our results were favorably impacted by a weakening of the USD compared to the foregoing currencies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to “accumulated other comprehensive income (loss)” within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to the subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Industry Changes. The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VOIP, and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as wireless, broadband, Internet and VOIP services, are a substantial competitive threat. If we do not adjust our contemplated plan of development to meet changing market conditions and if we do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services including the bundling of multiple services, that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

Network Development; Migration of Traffic. Our long-term success depends on our ability to design, implement, operate, manage and maintain a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network and to provide local, broadband Internet and wireless services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to develop necessary network (such as our DSL network in Australia) or to migrate traffic onto our network, or if we experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

Intellectual Property and Proprietary Rights. Our ability to compete depends, in part, on our ability to use intellectual property in the United States and internationally. We rely on a combination of trade secrets, trademarks and licenses to protect our intellectually property. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others. The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently used by us or other technology that we may seek to license in the future will be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain existing licenses could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated, and could harm our business. These licenses are on standard commercial terms made generally available by the companies providing the licenses. The cost and terms of these licenses individually are not material to our business.

Dependence on Key Personnel. The loss of the services of K. Paul Singh, our Chairman and Chief Executive Officer, or the services of our other key personnel, or our inability to attract and retain additional key management, technical and sales personnel, could have a material adverse effect upon us.

Government Regulation. Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Recent widespread regulatory changes in the United Kingdom and potential future regulatory, judicial, legislative and government policy changes in other jurisdictions where we operate could have a material adverse effect on us. Recent judicial decisions in the United Kingdom involving the imposition of VAT on prepaid calling card products could result in a fundamental restructuring of our European prepaid card business and could adversely affect revenues and margin. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony; if regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and operating costs may increase; (3) general changes in access charges, universal service and regulatory fee payments would affect our cost of providing long distance services; and (4) general changes in access charges and contribution payments could adversely affect our cost of providing long distance, wireless, broadband, VOIP, local and other services. Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

Terrorist Attacks. We are a United States-based corporation with significant international operations. Terrorist attacks, such as the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and subsequent worldwide terrorist actions, including apparent action against companies operating abroad, may negatively affect our operations. We cannot assure you that there will not be further terrorist attacks that impact our employees, network facilities or support systems, either in the United States or in any of the other countries in which we operate. Certain losses resulting from these types of events are uninsurable and others are not likely to be covered by our insurance. Terrorist attacks may directly impact our business operations through damage or harm to our employees, network facilities or support systems, increased security costs or the general curtailment of voice or data traffic. Any of these events could result in increased volatility in or damage to our business and the United States and worldwide financial markets and economies.

Risk Related to Significant Sales of our Common Stock. Significant future sales of our common stock in the public market, including in particular the shares offered under the Common Stock Resale Registration (defined below) and the Note Registration Statement (defined below), could lower our stock price and impair our ability to raise funds in new stock offerings. There are 22,616,990 shares of common stock that were issued upon conversion of our Series C Preferred stock in November 2003 that are registered for resale under an effective registration statement (the “Common Stock Registration”) under the Securities Act.

These shares, in general, may be freely resold under the Securities Act pursuant to the Common Stock Registration. In addition, the holders of the 2003 Convertible Notes have a registration statement that has been declared effective under the Securities Act covering these notes and common stock issuable upon conversion of these notes (the “Note Registration Statement”). Sales of a substantial amount of common stock in the public market pursuant to the registration statements described above or Rule 144 under the Securities Act, or the perception that these sales may occur, could create selling pressure on our common stock and adversely affect the market price of our common stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

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

In the year ended December 31, 2004, the USD weakened compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased 0%, 6%, 37% and (29)% in local currency compared to the year ended December 31, 2003, but increased 14%, 14%, 54% and (22)% in USD, respectively.

Interest rates – All of our long-term debt obligations are at fixed interest rates at December 31, 2004. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments. On February 18, 2005, we obtained a $100 million senior secured loan facility, which has a variable interest rate feature.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of December 31, 2004 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at December 31, 2004. In the case of the convertible senior notes and convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features.

	Year of Maturity
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Interest Rate Sensitivity
Fixed Rate	$17,595	$17,010	$72,819	$1,903	$82,874	$367,151	$559,352	$486,579
Average Interest Rate	7%	7%	6%	7%	13%	6%	7%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

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

Evaluation of Internal Control Over Financial Reporting.

Management’s report on internal control over financial reporting as of December 31, 2004 appears on page F-2 and is incorporated herein by reference. The report of Deloitte & Touche LLP on management’s assessment and the effectiveness of internal control over financial reporting are set forth in Part IV, Item 15 of this annual report.

Changes in Internal Control.

There have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting, that occurred during the quarter ended December 31, 2004, nor subsequent to the date we carried out our evaluation, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Certain of the information required by Part III will be provided in our definitive proxy statement for our 2005 annual meeting of stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2005 (“2005 Proxy Statement”), and is incorporated herein by this reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors is set forth under the caption entitled “Election of Directors” in our 2005 Proxy Statement and is incorporated herein by reference. Information relating to our executive officers is set forth in our 2005 Proxy Statement under the caption “Executive Officers, Directors and Key Employees” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officer, directors and 10% stockholders are required under Securities Exchange Act of 1934 to file with the Securities and Exchange Commission reports of ownership and changes in ownership in their holdings in our stock. Based solely on an examination of these reports, all such reports have been timely filed, except for the following case: with respect to Mr. Karp and Mr. Puente’s re-election as directors on June 16, 2004, we inadvertently failed to file timely reports on their behalf. Reports for Mr. Karp and Mr. Puente were filed on July 28th 2004 with the Securities and Exchange Commission.

Code Of Ethics

We have adopted a Code of Ethics applicable to all directors, officers and employees, including the chief executive officer, senior financial officers and other persons performing similar functions. The Code of Ethics is a statement of business practices and principles of behavior that support our commitment to conducting business while maintaining the highest standards of business conduct and ethics. Our Code of Ethics covers topics including, but not limited to, compliance resources, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code. A copy of the Code of Ethics is available on our website at www.primustel.com. Any amendment of the Code of Ethics or any waiver of its provisions for a director, executive officer or senior financial officer must be approved by the Board of Directors. We will publicly disclose any such waivers or amendments pursuant to applicable SEC and NASDAQ Stock Market regulations.

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding compensation of our officers and directors is set forth under the caption entitled “Executive Compensation” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of certain of our securities is set forth under the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with us is set forth under the caption entitled “Certain Relationships and Related Transactions” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (in thousands):

	2004	2003
Audit fees (a)	$3,610.0	$1,834.0
Audit-related fees (b)	67.1	272.8
Tax fees (c)	1,579.1	1,093.7
All other fees (d)	29.8	8.9

Total	$5,286.0	$3,209.4

(a)	Fees for audit services include audit of annual financial statements, Sarbanes-Oxley attestation fees, reviews of quarterly financial statements, statutory and regulatory audits, comfort letters, consents and other matters related to SEC filings.

(b)	Fees for audit-related services include acquisition due diligence.

(c)	Fees for tax services include corporate tax consulting for subsidiaries in the United States, Canada, Australia, the United Kingdom, Japan and Germany.

(d)	Fees for other services include fees billed for permitted non-audit services.

In considering the nature of the services provided by Deloitte & Touche LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accounting firm and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

The services performed by the independent registered public accounting firm in 2004 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 4, 2004 meeting. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform.

On a quarterly basis, the Audit Committee reviews a description of services (the “Service List”) expected to be performed by the independent registered public accounting firm in each of the Disclosure Categories, the status of services and fees incurred year-to-date against the original Service List and pre-approval limits and the forecast of remaining services and fees for the fiscal year.

Services provided by the independent registered public accounting firm during the year and included in the Service List were pre-approved in accordance with the policies and procedures of the Audit Committee.

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

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

a)	Financial Statements and Schedules

The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein.

Financial Statement Schedules:	Page
(II) Valuation and Qualifying Accounts	S-1

All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

b)	Exhibit listing

Exhibit Number	Description
3.1	First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the “S-8 Registration Statement”).

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus.*

3.3	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the “IPO Registration Statement”).

3.4	Registration Rights Agreement dated December 31, 2002, concerning the rights of the former holders of the Company’s Series C Convertible Preferred Stock (the “2002 Registration Rights Agreement”); Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 2, 2003.

3.5	Amendment No. 1 to the 2002 Registration Rights Agreement; Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3, No. 333-110234 (the “Resale S-3”).

4.1	Specimen Certificate of Primus Common Stock; Incorporated by reference to Exhibit 4.1 of the IPO Registration Statement.

4.2	Form of Indenture of Primus, between Primus and Wachovia, N.A. including therein the form of the notes; Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4, No. 333-114981; filed with the SEC on April 29, 2004.

4.3	Intentionally left blank.

4.4	Intentionally left blank.

4.5	Contractual/Governance Agreement dated November 4, 2003, the Company and certain stockholders; Incorporated by reference to Exhibit 99.1 of the Resale S-3.

4.6	Intentionally left blank.

4.7	Intentionally left blank.

4.8	Rights Agreement, dated as of December 23, 1998, between Primus and StockTrans, Inc., including the Form of Rights Certificate (Exhibit A), the Certificate of Designation (Exhibit B) and the Form of Summary of Rights (Exhibit C); Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, No. 0-29092 filed with the Commission on December 30, 1998.

4.9	Amendments to Rights Agreement, dated as of December 30, 2002 and May 2, 2003, between Primus and StockTrans, Inc.; Incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and Exhibit 4(a) of the Company’s Current Report on Form 8-K dated May 2, 2003, respectively.

4.10	Form of legend on certificates representing shares of Common Stock regarding Series B Junior Participating Preferred Stock Purchase Rights; Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, No. 0-29092 filed with the Commission on December 30, 1998.

Exhibit Number	Description
4.11	Intentionally left blank.

4.12	Intentionally left blank.

4.13	Intentionally left blank.

4.14	Indenture, dated October 15, 1999, between the Company and First Union National Bank including therein the form of the notes; Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, No. 333-90179, filed with the SEC on November 2, 1999.

4.15	Intentionally left blank.

4.16	Indenture, dated February 24, 2000, between the Company and First Union National Bank; Incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

4.17	Specimen 5 3/4% convertible subordinated debenture due 2007; Incorporated by reference to Exhibit A to Exhibit 4.16 to the 2000 10-K.

4.18	Intentionally left blank.

4.19	Intentionally left blank.

4.20	Indenture dated as of September 15, 2003 between the Company and Wachovia Bank, National Association, concerning the Company’s 3 3/4% convertible notes, including therein the forms of the notes; Incorporated by reference to Exhibit 4.1 of Post-Effective Amendment No.1 (No. 333-109902) to the Company’s Registration Statement on Form S-3.

4.21	Registration Rights Agreement dated as of September 15, 2003 between the Company, Lehman Brothers Inc. and Harris Nesbitt Corp; Incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No.1 (No. 333-109902) to the Company’s Registration Statement on Form S-3.

4.22	Form of Senior Debt Indenture under Universal Shelf Registration Statement on Form S-3 (No. 333-110241) (the “Universal S-3”); Incorporated by reference to Exhibit 4.3 of the Universal S-3.

4.23	Form of Subordinated Debt Indenture under Universal S-3; Incorporated by reference to Exhibit 4.4 of the Universal S-3.

10.1	Loan agreement, as amended, dated as of October 5, 2004 between the Manufactures Life Insurance Company and Primus Canada Inc. and 3082833 Nova Scotia Company; Incorporated by reference to the Company’s quarterly report on Form 10-Q dated November 9, 2004.

10.2	Term Loan Agreement, dated as of February 18, 2005; Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 25, 2005.

10.3	Guarantee and Collateral Agreement, dated as of February 18, 2005; Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated February 25, 2005.

10.4	Employment Agreement, dated June 1, 1994, between Primus and K. Paul Singh; Incorporated by reference to Exhibit 10.5 of the IPO Registration Statement.**

10.5	Primus Equity Incentive Plan, as amended (formerly known as Primus Stock Option Plan).*,**

10.6	Primus Director Compensation Plan.*,**

10.7	Intentionally left blank.

10.8	Intentionally left blank.

10.9	Intentionally left blank.

10.10	Intentionally left blank.

10.11	Intentionally left blank.

Exhibit Number	Description
10.12	Primus Employee Stock Purchase Plan; Incorporated by reference to Exhibit 10.15 of the 1997 Senior Note Registration Statement.**

10.13	Primus 401(k) Plan as amended; Incorporated by reference to Exhibit 4.4 of the Primus Registration Statement on Form S-8 (No. 333-35005) and as amended on Post Effective Amendment No. 1 to Form S-8 filed with the SEC on March 26, 2003.

10.14	Intentionally left blank.

10.15	Intentionally left blank.

10.16	Intentionally left blank.

10.17	Intentionally left blank.

10.18	The Company’s 1998 Restricted Stock Plan; Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, No. 333-86839, filed with the Commission on September 17, 1999.

10.19	Intentionally left blank.

10.20	Intentionally left blank.

10.21	Intentionally left blank.

10.22	Intentionally left blank.

10.23	Intentionally left blank.

10.24	Intentionally left blank.

10.25	Intentionally left blank.

10.26	Intentionally left blank.

10.27	Intentionally left blank.

10.28	Form of Promissory Note issued prior to July 30, 2002 by certain officers to the Company; Incorporated by reference to Exhibit 10.28 of the Company’s 2000 10-K.

10.29	Form of Security Agreement issued prior to July 30, 2002 by certain officers to the Company; Incorporated by reference to Exhibit 10.29 of the Company’s 2000 10-K.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31	Certifications.*

32	Certification.***

*	Filed herewith.
**	Compensatory benefit plan.
***	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2005.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

By:	/s/ K. PAUL SINGH
K. Paul Singh Chairman of the Board, President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Paul Singh, Thomas R. Kloster and Tracy B. Lawson, and each of them, his and her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and her and in his and her name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 2004, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his and her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ K. PAUL SINGH K. Paul Singh	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2005

/s/ JOHN F. DEPODESTA John F. DePodesta	Executive Vice President and Director	March 16, 2005

/s/ THOMAS R. KLOSTER Thomas R. Kloster	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ TRACY B. LAWSON Tracy B. Lawson	Vice President and Corporate Controller (Principal Accounting Officer)	March 16, 2005

/s/ DAVID E. HERSHBERG David E. Hershberg	Director	March 16, 2005

Douglas M. Karp	Director	March 16, 2005

/s/ PRADMAN KAUL Pradman Kaul	Director	March 16, 2005

/s/ PAUL G. PIZZANI Paul G. Pizzani	Director	March 16, 2005

/s/ JOHN PUENTE John Puente	Director	March 16, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Primus Telecommunications Group, Incorporated (“Primus” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that Primus maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-4.

/S/ K. PAUL SINGH	March 16, 2005
K. Paul Singh Chairman, President and Chief Executive Officer and Director

/S/ THOMAS R. KLOSTER	March 16, 2005
Thomas R. Kloster Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated

McLean, Virginia

We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primus Telecommunications Group, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 24 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

McLean, Virginia

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated

McLean, Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Primus Telecommunications Group, Incorporated and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

McLean, Virginia

March 14, 2005

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2004	2003	2002
NET REVENUE	$1,350,872	$1,287,779	$1,024,056

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	821,455	786,308	668,643
Selling, general and administrative	394,050	342,350	254,152
Depreciation and amortization	92,744	86,015	82,239
Loss on sale of assets	1,941	804	—
Asset impairment write-down	1,624	2,668	22,337

Total operating expenses	1,311,814	1,218,145	1,027,371

INCOME (LOSS) FROM OPERATIONS	39,058	69,634	(3,315)
INTEREST EXPENSE	(50,526)	(60,733)	(68,303)
EQUITY INVESTMENT WRITE-OFF AND LOSS	(412)	(2,678)	(3,225)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(10,982)	12,945	36,675
INTEREST AND OTHER INCOME	11,619	1,075	2,454
FOREIGN CURRENCY TRANSACTION GAIN	6,561	39,394	8,486

INCOME (LOSS) BEFORE INCOME TAXES	(4,682)	59,637	(27,228)
INCOME TAX BENEFIT (EXPENSE)	(5,899)	(5,769)	3,598

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(10,581)	53,868	(23,630)
EXTRAORDINARY ITEM	—	887	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(10,581)	54,755	(23,630)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(10,973)

NET INCOME (LOSS)	(10,581)	54,755	(34,603)
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	—	(1,678)	—

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,581)	$53,077	$(34,603)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(0.12)	$0.76	$(0.37)
Extraordinary item	—	0.01	—
Cumulative effect of change in accounting principle	—	—	(0.17)

Income (loss)	$(0.12)	$0.77	$(0.54)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(0.12)	$0.56	$(0.37)
Extraordinary item	—	0.01	—
Cumulative effect of change in accounting principle	—	—	(0.17)

Income (loss)	$(0.12)	$0.57	$(0.54)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	89,537	68,936	64,631

Diluted	89,537	97,998	64,631

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,668	$64,066
Accounts receivable (net of allowance for doubtful accounts receivable of $20,032 and $20,975)	190,208	200,817
Prepaid expenses and other current assets	37,465	36,930

Total current assets	277,341	301,813

RESTRICTED CASH	16,963	12,463
PROPERTY AND EQUIPMENT—Net	326,646	341,167
GOODWILL	83,346	59,895
OTHER INTANGIBLE ASSETS—Net	27,200	22,711
OTHER ASSETS	27,104	13,115

TOTAL ASSETS	$758,600	$751,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$125,002	$108,615
Accrued interconnection costs	80,048	89,993
Deferred revenue	35,219	29,170
Accrued expenses and other current liabilities	32,982	40,286
Accrued income taxes	19,506	22,387
Accrued interest	13,808	12,852
Current portion of long-term obligations	17,122	24,385

Total current liabilities	323,687	327,688

LONG-TERM OBLIGATIONS	542,230	518,066
OTHER LIABILITIES	1,439	1,776

Total liabilities	867,356	847,530

COMMITMENTS AND CONTINGENCIES (See Note 10.)

STOCKHOLDERS’ DEFICIT:
Preferred stock: Series A and B, $.01 par value—1,895,050 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—150,000,000 shares authorized; 90,011,899 and 88,472,546 shares issued and outstanding	900	885
Additional paid-in capital	658,629	651,159
Accumulated deficit	(695,658)	(685,077)
Accumulated other comprehensive loss	(72,627)	(63,333)

Total stockholders’ deficit	(108,756)	(96,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$758,600	$751,164

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Stockholders’ Deficit
BALANCE, JANUARY 1, 2002	—	$—	63,458	$635	$607,123	$(705,229)	$(81,013)	$(178,484)
Common shares issued upon exercise of stock options	—	—	3	—	2	—	—	2
Common shares issued for employee stock purchase plan	—	—	282	2	147	—	—	149
Common shares cancelled for Restricted Stock Plan	—	—	(16)	—	(15)	—	—	(15)
Common shares issued for payment on capital lease liability, net of issuance costs	—	—	1,200	12	599	—	—	611
Foreign currency translation adjustment	—	—	—	—	—	—	12,217	12,217
Net loss	—	—	—	—	—	(34,603)	—	(34,603)

BALANCE, DECEMBER 31, 2002	—	—	64,927	649	607,856	(739,832)	(68,796)	(200,123)
Common shares issued upon exercise of stock options	—	—	686	7	1,301	—	—	1,308
Common shares issued for compensation	—	—	—	—	472	—	—	472
Common shares issued for 401(k) Plan	—	—	136	1	257	—	—	258
Common shares issued for employee stock purchase plan	—	—	103	1	277	—	—	278
Accreted dividends on preferred shares	—	—	—	—	(322)	—	—	(322)
Proceeds of preferred shares issuance allocated to beneficial conversion feature	—	—	—	—	1,356	—	—	1,356
Deemed dividend on preferred shares	—	—	—	—	(1,356)	—	—	(1,356)
Reclassification of Series C Preferred stock to permanent equity	560	41,514	—	—	—	—	—	41,514
Common shares issued for preferred shares conversion	(560)	(41,514)	22,617	226	41,288	—	—	—
Common shares issued upon exercise of stock warrants	—	—	4	1	30	—	—	31
Foreign currency translation adjustment	—	—	—	—	—	—	5,463	5,463
Net income	—	—	—	—	—	54,755	—	54,755

BALANCE, DECEMBER 31, 2003	—	—	88,473	885	651,159	(685,077)	(63,333)	(96,366)
Common shares issued upon exercise of stock options	—	—	682	7	1,070	—	—	1,077
Common shares issued for compensation	—	—	—	—	10	—	—	10
Common shares issued for employee stock purchase plan	—	—	124	1	324	—	—	325
Common shares issued for business acquisitions	—	—	734	7	6,066	—	—	6,073
Common shares cancelled for Restricted Stock Plan	—	—	(1)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(9,294)	(9,294)
Net loss	—	—	—	—	—	(10,581)	—	(10,581)

BALANCE, DECEMBER 31, 2004	—	$—	90,012	$900	$658,629	$(695,658)	$(72,627)	$(108,756)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,581)	$54,755	$(34,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	20,210	22,117	28,089
Non-cash compensation expense	10	472	—
Stock issuance—401(k) Plan and Restricted Stock Plan	—	258	(7)
Depreciation, amortization and accretion	92,744	86,067	82,380
Asset impairment write-down	1,624	2,668	22,337
Loss on sale of fixed assets	1,941	804	—
Equity investment loss	412	2,678	3,225
(Gain) loss on early extinguishment of debt	10,982	(12,945)	(36,675)
Minority interest share of loss	(452)	(348)	(446)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(10,476)	(41,744)	(6,181)
Deferred income taxes	—	—	(3,247)
Cumulative effect of change in accounting principle	—	—	10,973
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	361	(26,708)	13,504
(Increase) decrease in prepaid expenses and other current assets	3,702	4,355	(709)
(Increase) decrease in restricted cash	(4,186)	1,292	(6,215)
(Increase) decrease in other assets	(10,927)	3,653	342
Increase (decrease) in accounts payable	7,943	(8,896)	(21,185)
Decrease in accrued interconnection costs	(20,155)	(19,541)	(12,821)
Increase (decrease) in accrued expenses, accrued income taxes, deferred revenue, other current liabilities and other liabilities	(14,880)	928	(3,863)
Increase (decrease) in accrued interest	938	(2,919)	(797)
Sale of trading marketable securities	—	—	532

Net cash provided by operating activities	69,210	66,946	34,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(41,786)	(24,746)	(29,367)
Deconsolidation of subsidiaries	—	—	(1,358)
Cash used for business acquisitions, net of cash acquired	(29,608)	(2,175)	(882)

Net cash used in investing activities	(71,394)	(26,921)	(31,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	235,240	135,925	9,509
Purchase of the Company's debt securities	(207,472)	(86,119)	(15,043)
Principal payments on capital leases, vendor financing and other long-term obligations	(35,564)	(130,427)	(25,922)
Proceeds from minority interest	—	39	—
Proceeds from sale of convertible preferred stock, net	—	8,895	32,297
Proceeds from sale of common stock	1,402	1,617	143

Net cash provided by (used in) financing activities	(6,394)	(70,070)	984

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5,820)	1,619	4,529

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,398)	(28,426)	8,539
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,066	92,492	83,953

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,668	$64,066	$92,492

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$47,529	$61,462	$66,905
Cash paid for taxes	$1,054	$—	$—
Non-cash investing and financing activities:
Capital lease additions	$436	$82	$263
Leased fiber capacity additions	$3,820	$4,293	$9,255
Common stock issued for business acquisition	$6,073	$—	$—
Common stock issued for payment on capital lease liability	$—	$—	$744
Business acquisitions, financed by long-term obligations	$3,740	$11,242	$9,907
Business acquisition costs, accrued in current liabilities	$229	$660	$—
Net settlement of vendor obligations and receivables	$—	$—	$5,746

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Year Ended December 31,
	2004	2003	2002
NET INCOME (LOSS)	$(10,581)	$54,755	$(34,603)
OTHER COMPREHENSIVE INCOME (LOSS)—
Foreign currency translation adjustment	(9,294)	5,463	12,217

COMPREHENSIVE INCOME (LOSS)	$(19,875)	$60,218	$(22,386)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Primus Telecommunications Group, Incorporated, (“Primus” or the “Company”) is an integrated telecommunications services provider offering a portfolio of international and domestic voice, wireless, Internet, voice-over-Internet protocol (VOIP), local, data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom and Europe. The Company’s focus is to service the demand for high quality, competitively priced international communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of Internet, VOIP, wireless and data traffic.

The Company targets customers with significant telecommunications needs, including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers. The Company provides services over its global network, which consists of:

•	18 domestic and international gateway switching systems (the hardware/software devices that direct the voice traffic across the network) in North America, Australia, Europe and Japan;

•	approximately 250 interconnection points to the Company’s network, or points of presence (POPs), within its service regions and other markets;

•	undersea and land-based fiber optic transmission line systems that the Company owns or leases and that carry voice and data traffic across the network; and

•	global network and data centers that use a high-bandwidth network standard (asynchronous transfer mode) and Internet-based protocol (ATM+IP) to connect with the network. The global VOIP network is based on routers and gateways with an open network architecture which connects the Company’s partners in over 150 countries.

The Company is incorporated in the state of Delaware and operates as a holding company of wholly-owned operating subsidiaries in North America, Europe and the Asia-Pacific region.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”) and 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”), in all of which the Company has a controlling interest. Additionally, the Company has a controlling interest in Direct Internet Limited (“DIL”), pursuant to a convertible loan which can be converted at any time into equity of DIL in an amount as agreed upon between the Company and DIL and permitted under local law. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc. (“Bekko”). All other investments in affiliates where the Company does not have significant influence are carried at cost.

Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic, and also from the provision of local and wireless services.

For voice and wholesale VOIP, net revenue is earned based on the number of minutes during a call and is recorded upon completion of a call, adjusted for allowance for doubtful accounts receivable, service credits and service adjustments. Revenue for a period is calculated from information received through the Company’s

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a timely and accurate analysis of revenue earned in a period. Separate prepaid services software is used to track additional information related to prepaid service usage such as activation date, monthly usage amounts and expiration date. Revenue on these prepaid services is recognized as service is provided until expiration when all unused minutes, which are no longer available to the customers, are recognized as revenue.

Net revenue is also earned for the provision of data/Internet services (including retail VOIP). Data/Internet services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths. These fees are recognized as access is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. The Company records payments received in advance for prepaid services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided.

A portion of revenue, representing less than 1% of total revenue, is earned from the sale of wireless handsets and VOIP routers. We apply the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. We have concluded that EITF No. 00-21 requires us to account for the sale of wireless handsets and VOIP routers and the related cost of handset and router revenues as a separate unit of accounting when title to the handset or router passes to the customer. Revenue recognized is the portion of the activation fees allocated to the router unit of accounting in the statement of operations when title to the router passes to the customer. We defer the portion of the activation fees allocated to the service unit of accounting, and recognize such deferred fees on a straight-line basis over the contract life in the statement of operations.

Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments.

Cost of Revenue—Cost of revenue includes network costs that consist of access, transport and termination costs. A portion of cost of revenue, representing less than 1% of total cost of revenue, consists of the product cost of wireless handsets and VOIP routers. The majority of the Company’s cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense. Such costs are recognized when incurred in connection with the provision of telecommunications services.

Foreign Currency Transaction—Foreign currency transactions are transactions denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is reported by the Company as a foreign currency transaction gain (loss). The primary component of the Company’s foreign currency transaction gain (loss) is due to written agreements in place with certain subsidiaries in foreign countries regarding intercompany loans. The Company anticipates repayment of these loans in the foreseeable future, and recognizes the realized and unrealized gains or losses on these transactions that result from foreign currency changes in the period in which they occur as foreign currency transaction gain (loss).

Income Taxes—The Company recognizes income tax expense for financial reporting purposes following the asset and liability approach for computing deferred income taxes. Under this method, the deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Foreign Currency Translation—The assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rates in effect on the reporting date. The net effect of such translation gains and losses are reflected within accumulated other comprehensive loss in the stockholders’ deficit section of the balance sheet. Income and expenses are translated at the average exchange rate during the period.

Cash and Cash Equivalents—Cash and cash equivalents are comprised principally of amounts in money market accounts, operating accounts, certificates of deposit, and overnight repurchase agreements with original maturities of three months or less. Cash and cash equivalents are stated at cost which approximates market value.

Restricted Cash—Restricted cash consists of bank guarantees and certificates of deposit utilized to support letters of credit and contractual obligations. Restricted cash is stated at cost which approximates market value.

Advertising Costs—In accordance with Statement of Position 93-7, “Reporting on Advertising Costs,” costs for advertising are expensed as incurred except for direct-response advertising costs, which are capitalized and amortized over the lesser of the life of the customers obtained from these efforts or year following the provisioning of the customer.

Property and Equipment—Property and equipment is recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. The estimated useful lives of property and equipment are as follows: network equipment, including fiber optic and submarine cable—5 to 25 years, furniture and equipment—5 years, leasehold improvements and leased equipment—shorter of lease or useful life. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

Fiber Optic and Submarine Cable Arrangements—The Company obtains capacity on certain fiber optic and submarine cables under three types of arrangements. The Indefeasible Right of Use (“IRU”) basis provides the Company the right to use a cable for the estimated economic life of the asset according to the terms of the IRU agreement with most of the rights and duties of ownership. The Minimum Assignable Ownership Units (“MAOU”) basis provides the Company an ownership interest in the fiber optic cable with certain rights to control and to manage the facility. The Company accounts for both IRU and MAOU agreements under network equipment and depreciates the recorded asset over the term of the agreement which is generally 25 years. The Company also enters into shorter-term arrangements with other carriers which provide the Company the right to use capacity on a cable but without any rights and duties of ownership. Under these shorter-term arrangements, the costs are expensed in the period the services are provided.

Goodwill and Other Intangible Assets—In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performed at the same time every year. The Company has elected October 1st as its testing date. An impairment loss would be recognized when the assets’ fair value is below their carrying value (see Note 6—”Goodwill and Other Intangible Assets”).

Valuation of Long-Lived Assets—The Company evaluates the recoverability of its long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value.

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

Deferred Financing Costs—Deferred financing costs incurred in connection with the 8% senior notes due 2014 (“2004 Senior Notes”), the 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”), the 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Debentures”), the 12 3/4% senior notes due 2009 (“October 1999 Senior Notes”), the 11 1/4% senior notes due 2009 (“January 1999 Senior Notes”), the 9 7/8% senior notes due 2008 (“1998 Senior Notes”), the 11 3/4% senior notes due 2004 (“1997 Senior Notes”), and other financing arrangements are reflected within other assets and are being amortized over the life of the respective financing arrangements using the effective interest method. As the Company makes debt repurchases, corresponding amounts of deferred financing costs are written-off in determining the gain or loss on early extinguishment of debt.

Stock-Based Compensation—At December 31, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 13 “Stock-Based Compensation.” The Company uses the intrinsic value method to account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Stock-based employee compensation cost of $10,000 for the year ended December 31, 2004 under the intrinsic value method is reflected in net income. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31,
	2004	2003	2002
Income (loss) attributable to common stockholders, as reported	$(10,581)	$53,077	$(34,603)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	10	730	(7)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(2,700)	(3,493)	(1,459)

Pro forma income (loss) attributable to common stockholders	$(13,271)	$50,314	$(36,069)

Basic income (loss) per common share:
As reported	$(0.12)	$0.77	$(0.54)
Pro forma	$(0.15)	$0.73	$(0.56)
Diluted income (loss) per common share:
As reported	$(0.12)	$0.57	$(0.54)
Pro forma	$(0.15)	$0.53	$(0.56)
Weighted average common shares outstanding:
Basic	89,537	68,936	64,631
Diluted	89,537	97,998	64,631

The weighted average fair value at date of grant for options granted during 2004, 2003 and 2002 was $3.09, $0.82 and $0.88 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Expected stock price volatility	116%	66%	97%
Risk-free interest rate	3.4%	2.4%	2.4%
Expected option term	4 years	4 years	4 years

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include the asset impairment write-down, allowance for doubtful accounts receivable, purchase price allocations, accrued interconnection cost disputes, market assumptions used in estimating the fair values of certain assets and liabilities such as marketable securities and long-term obligations, the calculation used in determining the fair value of the Company’s stock options for use in the pro forma disclosures required by SFAS No. 123 and various tax contingencies.

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

Income (Loss) Per Common Share—Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potential common stock and related income. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible preferred stock and convertible debt securities. In 2004, the Company incurred a loss, and the effect of potential common stock was excluded from the computation of diluted loss per share as the effect was antidilutive. If the effect of potential common stock had been included, there would have been additional shares outstanding of 24,148,299 for the year ended December 31, 2004. The potential common stock included in the diluted income per common share for the year ended December 31, 2003 was 29,061,885 with a related income effect of $3.1 million. In 2003, an additional 1,942,039 shares of potential common stock were not included in the diluted income per common share calculation as the effect was antidilutive. In 2002, the Company incurred a loss, and the effect of potential common stock was excluded from the computation of diluted loss per share as the effect was antidilutive. If the effect of potential common stock had been included, there would have been additional shares outstanding of 1,445,044 for the year ended December 31, 2002.

Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which revised SFAS No. 123. This statement supercedes APB Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim reporting period beginning after June 15, 2005. The Company will adopt the statement on July 1, 2005, as required. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma income (loss) and income (loss) per common share in the stock-based compensation accounting policy included in this Note to the consolidated financial statements.

In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have an effect on the Company’s consolidated financial position or results of operations.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. ACQUISITIONS

In December 2004, the Company’s wholly owned subsidiary, Magma Communications Ltd. (“Magma”) acquired certain assets of Wiznet Inc. (“Wiznet”), a provider of Internet services and solutions, for a total consideration of $1.3 million (1.6 million “Canadian dollars” (CAD)), of which $0.9 million (1.1 million CAD) was paid in cash and the balance of $0.4 million (0.5 million CAD) is payable in promissory notes to be paid in three equal installments due in December 2005, 2006 and 2007.

In July 2004, Primus Canada, acquired certain assets of 3588599 Canada Inc., dba Sun Telecom Group (the “Seller”), a Canadian telecommunications provider, including certain of the Seller’s customer contracts, access to a portion of the Seller’s customer base and certain related assets for total consideration of $1.6 million (2.2 million CAD). At the time of acquisition, $0.4 million was paid, an additional $1.0 million was paid in cash during the year ended December 31, 2004, and the remaining payable is subject to adjustments related to final customer calculations.

In June 2004, Primus Canada acquired Onramp Network Services Inc. (“Onramp”), a provider of Internet services and solutions for businesses. Primus Canada acquired 100% of the issued stock of Onramp for a total consideration of $4.1 million (5.6 million CAD), paid in cash.

In April 2004, Primus Canada acquired Magma, a provider of Internet solutions to corporate, government and residential customers in Toronto, Ottawa and Montreal. Primus Canada acquired 100% of the issued stock of Magma for a total consideration of $11.3 million (15.1 million CAD), $5.2 million (7.1 million CAD) which was paid in cash and the balance in 734,018 shares of the Company’s common stock valued at $6.1 million.

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

In November 2003, the Company acquired 100% of MIPPS Incorporated (“MIPPS”), a Canadian wireless Internet service provider (ISP), for $1.0 million in cash, $0.7 million of which remained payable at December 31, 2004 and will be paid over a 36-month period beginning in December 2004.

In June 2003, Primus Canada acquired 100% of Telesonic Communications, Inc. (“TCI”), a Canadian prepaid card company, for $6.2 million (8.5 million CAD) in cash of which $1.2 million remains payable at December 31, 2004. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company’s adjusted revenues exceed certain targeted levels through 2005. The additional amount is calculated as a percentage of the excess adjusted revenue earned over a specified target with no stated maximum, and will be recorded as additional cost of the acquired company in accordance with SFAS No. 141. In August 2004, the Company recorded an additional $0.7 million (0.9 million CAD) as a result of revenue exceeding targeted levels. This amount was paid in November 2004. In October and November, the Company recorded an additional $0.4 million (0.5 million CAD) and $0.8 million (0.9 million CAD), respectively, as a result of revenue exceeding targeted levels. These amounts remain payable at December 31, 2004.

In May 2003, the Company acquired 100% of Echo OnLine Internet Inc. and subsidiaries (“Echo”), a Canadian ISP, for $2.0 million in cash, $0.1 million of which remained payable at December 31, 2004.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2003, the Company acquired 100% of Onsite Access (“Onsite”), a Canadian local service provider to business customers, for $0.5 million in cash (see Note 22—”Extraordinary Item”).

In March 2003, the Company acquired the assets of Weslink Datalink Corporation (“Interlynx”), a Canadian ISP, for $1.1 million in cash.

In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of Cable & Wireless (“C&W”). The Company acquired that portion of the customer base that was migrated to the Company’s network over a four-month period, which resulted in a customer list balance acquired of $15.4 million, of which $7.6 million remained payable at December 31, 2003. The purchase price was paid through a deferred payment arrangement over a two-year period bearing no interest. The Company settled its outstanding payment obligation in September 2004.

The Company records the results of operations of the acquired entity from the date of acquisition forward. The results of operations of the Company would not be materially different had the acquisition been executed as of the beginning of the period presented.

The following table summarizes the preliminary allocation of the consideration paid for the fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands) during 2004:

	Wiznet	Sun Telecom	Onramp	Magma	AOL/7	Total 2004 Acquisitions	2004 TCI Earn-out	Total
Current assets	$75	$—	$920	$1,433	$2,902	$5,330	$—	$5,330
Property and equipment	1,026	—	155	2,999	61	4,241	—	4,241
Goodwill	315	—	2,183	7,332	8,784	18,614	1,831	20,445
Customer list	—	1,638	2,190	3,671	10,152	17,651	—	17,651
Brand name	—	—	—	—	3,627	3,627	—	3,627
Current liabilities	(98)	—	(1,218)	(3,213)	(6,034)	(10,563)	—	(10,563)
Long-term debt	—	—	(139)	(917)	—	(1,056)	—	(1,056)

Net assets acquired	$1,318	$1,638	$4,091	$11,305	$19,492	$37,844	$1,831	$39,675

4. ADVERTISING

The Company expenses advertising costs as incurred except for direct response advertising costs, which are capitalized and amortized over the expected period of future benefits. Direct-response advertising consists primarily of direct-mail advertisements, newspaper and television advertising. These costs are amortized over the lesser of the life of the customers obtained from these efforts or year following the provisioning of the customer. The types of costs capitalized as of December 31, 2003 included external costs associated with production and design, newspaper and magazine space, telephone solicitation, television and radio airtime, and payroll and payroll-related costs for the direct-response advertising activities of employees who are directly associated with and devote time to direct-response advertising. There were no capitalized advertising costs at December 31, 2004. At December 31, 2003, capitalized advertising costs of $0.5 million were included in prepaid expenses and other current assets. The reduction in the balance is because of the Company’s shift from deferrable to non-deferrable types of advertising. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $44.9 million, $34.5 million and $26.7 million, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Network equipment	$798,034	$737,348
Furniture and equipment	77,676	65,567
Leasehold improvements	16,906	18,287
Construction in progress	4,879	2,870

Subtotal	897,495	824,072
Less: Accumulated depreciation	(570,849)	(482,905)

Total property and equipment, net	$326,646	$341,167

Depreciation and amortization expense for property and equipment including equipment under capital leases and vendor financing obligations for the years ended December 31, 2004, 2003 and 2002 was $72.9 million, $65.4 million and $60.4 million, respectively. The Company recorded asset impairment write-downs of $1.6 million, $2.7 million and $18.1 million in 2004, 2003 and 2002, respectively (see Note 18—”Asset Impairment”).

At December 31, 2004, the total equipment under capital lease and vendor financing obligations consisted of $89.0 million of network equipment and $2.6 million of administrative equipment, with accumulated depreciation of $23.9 million and $1.2 million, respectively. At December 31, 2003, the total equipment under capital lease and vendor financing obligations consisted of $82.6 million of network equipment and $2.8 million of administrative equipment, with accumulated depreciation of $18.2 million and $1.2 million, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	December 31,
	2004			2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$190,423	$(168,676)	$21,747	$166,446	$(145,099)	$21,347
Brand name acquired	3,627	(1,522)	2,105	—	—	—
Other	6,407	(3,059)	3,348	2,622	(1,258)	1,364

Total	$200,457	$(173,257)	$27,200	$169,068	$(146,357)	$22,711

Amortization expense for customer lists and other intangible assets for the years ended December 31, 2004, 2003 and 2002 was $19.9 million, $20.6 million and $21.8 million, respectively. During the year ended December 31, 2004 and 2003, the Company acquired $20.3 million and $9.5 million of customer lists which have a weighted average life of 4.6 and 2.3 years, respectively. Customer lists had a weighted average life of 2.8 and 1.8 years at December 31, 2004 and 2003, respectively. The brand name acquired had a life of 1.2 years at December 31, 2004. The useful life of the Company’s customer lists range from two to five years. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2005, 2006, 2007, 2008 and 2009 to be approximately $15.3 million, $5.2 million, $3.6 million,

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.6 million and $0.5 million, respectively. An asset impairment charge of $0.5 million was recorded in 2002, and was reflected in the asset impairment expense for customer lists for the year ended December 31, 2002. There was no intangible asset impairment in 2004 and 2003.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	December 31,
	2004	2003
Goodwill	$83,346	$59,895

An asset impairment charge of $14.7 million was recorded in 2002.

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	United States and Other	Canada	Europe	Asia- Pacific	Total
Balance as of January 1, 2003	$35,376	$5,544	$1,610	$6,433	$48,963
Goodwill acquired during period	—	7,067	—	—	7,067
Effect of change in foreign currency exchange rates	469	1,569	317	1,510	3,865

Balance as of December 31, 2003	35,845	14,180	1,927	7,943	59,895
Goodwill acquired during period	—	11,661	—	8,784	20,445
Effect of change in foreign currency exchange rates	494	2,065	161	286	3,006

Balance as of December 31, 2004	$36,339	$27,906	$2,088	$17,013	$83,346

7. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	December 31,
	2004	2003
Obligations under capital leases	$1,988	$4,040
Leased fiber capacity	33,084	40,509
Financing facility and other	7,546	22,626
Senior notes	317,615	272,157
Convertible senior notes	132,000	132,000
Convertible subordinated debentures	67,119	71,119

Subtotal	559,352	542,451
Less: Current portion of long-term obligations	(17,122)	(24,385)

Total long-term obligations	$542,230	$518,066

The indentures governing the senior notes, convertible senior notes and convertible debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the subsidiaries. The Company was in compliance with the above covenants at December 31, 2004.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes, Convertible Senior Notes and Convertible Debentures

In January 2004, Primus Telecommunications Holding, Inc. (PTHI), a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at December 31, 2004 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. During the year ended December 31, 2004, the Company reduced the principal balance of the senior note through $5.0 million of open market purchases. See the table below for detail on debt repurchases since December 31, 2002.

In September 2003, the Company completed the sale of $132 million in aggregate principal amount of 3¾% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) with semi-annual interest payments due on March 15th and September 15th. The Company recorded $5.2 million in costs associated with the issuance of the 2003 Convertible Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at December 31, 2004 was 4.4%. Holders of these notes may convert their notes into the Company’s common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The notes are convertible in the aggregate into 14,157,925 shares of the Company’s common stock.

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5¾% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures were convertible into approximately 6,025,170 shares of the Company’s common stock based on a conversion price of $49.7913 per share. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of the debentures through $36.4 million of open market purchases and $192.5 million of conversions to its common stock. The principal that was converted to common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During year ended December 31, 2004, the Company retired $4.0 million principal amount of the 2000 Convertible Subordinated Debentures through open market purchases. See table below for detail on debt repurchases since December 31, 2002.

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12¾% senior notes due 2009 (“October 1999 Senior Notes”). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. In February and March 2004, the Company retired $24.4 million principal amount, in May 2004, the Company retired $0.5 million principal amount and in August 2004, the Company retired $8.1 million principal amount of its October 1999 Senior Notes through open market purchases. See the table below for detail on debt repurchases since December 31, 2002.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 4, 1997, the Company completed the sale of $225 million in aggregate principal amount of 11¾% Senior Notes due 2004 (“1997 Senior Notes”) and warrants to purchase 392,654 shares of its common stock, with semi-annual interest payments due on February 1st and August 1st. The 1997 Senior Notes were due August 1, 2004 with early redemption at the Company’s option any time after August 1, 2003, at par plus accrued interest to the date of redemption. During the nine months ended September 30, 2003 and the years ended December 31, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In January 2003, the Company entered into a Supplemental Indenture to amend the terms of the 1997 Senior Notes to eliminate substantially all of the covenants relating to such notes. In June 2002, November 2002, January 2003 and February 2003, the Company retired $181.4 million in principal amount of the 1997 Senior Notes that it had previously purchased. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. In September and October 2003, the Company satisfied and discharged the remaining $43.6 million principal amount of the 1997 Senior Notes at par plus accrued interest to the date of redemption. The warrants had an exercise price of $9.075, and the remaining 330,097 warrants expired on August 1, 2004. See the table below for detail on debt repurchases since December 31, 2002.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the changes in the balances of the Company’s senior notes, convertible senior notes and convertible debentures for the years ended December 31, 2004 and 2003:

For the year ended December 31, 2004

	Balance at December 31, 2003	Debt Issuance	Principal Purchases	Warrant Amortization and Write- off	Balance at December 31, 2004	Cash Paid for Purchase of Principal
2004 Senior Notes	$—	$240,000,000	$(5,000,000)	$—	$235,000,000	$4,500,000
2003 Convertible Senior Notes	132,000,000	—	—	—	132,000,000	—
2000 Convertible Subordinated Debentures	71,119,000	—	(4,000,000)	—	67,119,000	3,040,000
October 1999 Senior Notes	115,680,000	—	(33,065,000)	—	82,615,000	34,973,250
January 1999 Senior Notes	109,897,000	—	(109,897,000)	—	—	116,078,706
1998 Senior Notes	46,580,000	—	(46,580,000)	—	—	48,880,120

Total	$475,276,000	$240,000,000	$(198,542,000)	$—	$516,734,000	$207,472,076

For the year ended December 31, 2003

	Balance at December 31, 2002	Debt Issuance	Principal Purchases	Warrant Amortization And Write- off	Balance at December 31, 2003	Cash Paid for Purchase of Principal
2003 Convertible Senior Notes	$—	$132,000,000	$—	$—	$132,000,000	$—
2000 Convertible Subordinated Debentures	71,119,000	—	—	—	71,119,000	—
October 1999 Senior Notes	115,680,000	—	—	—	115,680,000	—
January 1999 Senior Notes	116,420,000	—	(6,523,000)	—	109,897,000	4,052,414
1998 Senior Notes	50,220,000	—	(3,640,000)	—	46,580,000	2,261,350
1997 Senior Notes	86,997,727	—	(87,220,000)	222,273	—	79,805,500

Total	$440,436,727	$132,000,000	$(97,383,000)	$222,273	$475,276,000	$86,119,264

Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

Beginning September 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term. The effective interest rate on current borrowings is 7.3%. The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. At December 31, 2004 and December 31, 2003, the Company had a liability recorded under this agreement in the amount of $16.6 million and $18.6 million, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million AUD ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. At December 31, 2004 and 2003, the Company had a liability recorded in the amount of $16.5 million (21.3 million AUD) and $21.9 million (29.2 million AUD), respectively.

Other Long-Term Obligations

In May 2004, the Company’s Australian subsidiary terminated a financing agreement, the (“Textron Agreement”), dated March 28, 2002, with Textron Financial Inc. (“Textron”), under which Textron agreed to finance eligible receivables from such subsidiary. Under the Textron Agreement, the subsidiary agreed to pay program fees based upon the Bloomberg BBSWIB rate plus 5.75% per annum (10.66% at December 31, 2003), plus an annual commitment fee of $150,000. The finance commitment amount for the Textron Agreement was $20.0 million. With respect to this financing agreement, the Company had no accounts receivable balances pledged with no liability recorded at December 31, 2004, and $11.3 million pledged as collateral with a liability of $0.3 million, as of December 31, 2003, which is included in current portion of long-term obligations as the financing was payable on demand.

In April 2004, Primus Canada entered into a loan agreement with The Manufacturers Life Insurance Company (“Manulife”). The agreement provides for a $34.6 million (42 million CAD) two-year non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes of the Company and is secured by the assets of Primus Canada’s operations. In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement with Manulife that extended the maturity date one year to April 2007. The agreement is now a three-year non-revolving term loan credit facility bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes of the Company and is secured by the assets of Primus Canada’s operations. As of December 31, 2004, the Company had no outstanding liability under this loan agreement.

In September 2002, the Company signed an agreement to acquire the United States-based retail switched voice services customer base of C&W. The Company acquired that portion of the customer base that was migrated to the Company’s network over a four-month period, which resulted in a customer list balance acquired of $15.4 million. The purchase price was paid through a defined payment arrangement over a two-year period bearing no interest. In September 2004, the Company settled its outstanding payment obligation. The Company had a liability of $7.6 million payable at December 31, 2003.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. INCOME TAXES

The total (benefit) provision for income tax for the years ended December 31, 2004, 2003, and 2002 is as follows (in thousands):

	2004	2003	2002
Current:
Federal	$—	$3,826	$(1,506)
State	—	—	—
Foreign	6,342	2,634	1,155

	6,342	6,460	(351)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(443)	(691)	(3,247)

	(443)	(691)	(3,247)

Total Tax (Benefit) Provision	$5,899	$5,769	$(3,598)

The (benefit) provision for income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes, extraordinary items, and cumulative effect of a change in accounting principle due to the following (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Tax provision (benefit) at federal statutory rate	$(1,592)	$20,578	$(12,988)
Foreign income taxes	5,899	—	(723)
Effect of rate differences outside the United States	134	(2,653)	(6,005)
Nondeductible items	66	1,146	—
Increase (decrease) in valuation allowance	2,955	(13,302)	20,313
Reversal of AMT credit carry forward	—	—	(5,000)
Other	(1,563)	—	805

Income taxes	$5,899	$5,769	$(3,598)

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

	December 31,
	2004	2003
Deferred tax assets	$286,814	$259,946
Valuation allowance	(235,255)	(219,564)
Deferred tax liabilities	(42,304)	(31,779)

Net deferred taxes	$9,255	$8,603

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Current
Allowance for bad debt	$3,924	$8,349
Other	1,383	2,376
Valuation allowance	(5,108)	(10,725)

	$199	$—

Non Current
Basis difference in intangibles	$29,735	$24,819
Basis difference in fixed assets impairment	84,883	84,337
Foreign tax credit	12,470	7,320
Net operating loss carryforwards	154,420	132,745
Basis difference in fixed assets	(23,024)	(13,723)
Unrealized foreign exchange gains	(18,485)	(16,245)
Other	(796)	(1,811)
Valuation allowance	(230,147)	(208,839)

	$9,056	$8,603

As of December 31, 2004, the Company had foreign operating loss carryforwards of approximately $211.1 million that expire at various times and some of which carryforward without expiration.

The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law.

At December 31, 2004, the Company had United States operating loss carryforwards of $221.3 million available to reduce future United States taxable income, which expire periodically through 2024. Certain of these operating loss carryforwards are subject to limitations in the future, in accordance with Section 382 of the Internal Revenue Code.

The Company incurred $6.4 million and $3.8 million of expense in 2004 and 2003, respectively, related to foreign withholding tax on intercompany interest owed to our United States subsidiary.

No provision was made in 2004 for United States income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short period to maturity. The estimated fair value of the Company’s 2004 Senior Notes, 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures, 1999 and 1998 Senior Notes (carrying value of $517 million and $475 million, at December 31, 2004 and 2003, respectively), based on quoted market prices, was $444 million and $547 million, respectively, at December 31, 2004 and 2003.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2005	$16,867	$25,450	$18,350
2006	14,910	8,100	11,934
2007	5,329	—	9,584
2008	1,838	—	7,293
2009	237	—	4,847
Thereafter	—	—	3,413

Total minimum lease payments	39,181	33,550	55,421
Less: Amount representing interest	(4,109)	—	—

	$35,072	$33,550	$55,421

The Company has contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value.

Rent expense under operating leases was $17.9 million, $15.2 million and $15.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The purchase price for TCI, a Canadian prepaid card company, may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company’s adjusted revenues exceed certain targeted levels by May 2005.

2004 Securities Litigation

Federal Securities Class Action. The Company and four of its officers (the “Primus Defendants”) were defendants in a consolidated class action in the United States District Court for the Eastern District of Virginia, “In re Primus Telecommunications Group, Incorporated Securities Litigation.” Plaintiffs sued on behalf of certain purchasers (the “Class”) of Primus securities between February 14, 2003 and July 29, 2004 (the “Class Period”). In December 2004, the plaintiffs filed their Consolidated and Amended Complaint (“CAC”). Plaintiffs alleged that the Primus Defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plaintiffs sought damages, among other things, on the theory that the Primus Defendants fraudulently published false and misleading statements and/or fraudulently concealed adverse, non-public information about Primus, thereby artificially inflating the price of Primus’s securities. The CAC also covered matters related to: (i) Primus Telecommunications Inc.’s (“PTI’s”) acquisition in 2002 of C&W’s customers in the United States and migration and attrition of such customers; (ii) VOIP initiatives and challenges faced by Primus with respect to launching the various VOIP products; and (iii) Primus’s network and decisions to lease capacity versus purchase capacity. The Primus Defendants filed a motion to dismiss the CAC in January 2005. On March 11, 2005, the court dismissed the CAC with prejudice. The court ruled that plaintiffs would not be permitted to amend further their complaint.

Shareholder Derivative Action. In September 2004, Richard J. Taddy filed a shareholder derivative action in the Alexandria Division of the United States District Court for the Eastern District of Virginia against members of Primus’s Board of Directors, a former director, a board observer and three of Primus’s executive officers (the “Primus Defendants”) on behalf of Primus for alleged violations of state law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Damages are sought based on allegations that, between “November 2003 and the present,” the Primus Defendants (1) publicly issued false and misleading statements and concealed adverse, non-public information about Primus, (2) engaged in, or permitted, illegal insider trading, and (3) engaged in, or permitted, various acts of “gross mismanagement” and “corporate waste.” In November 2004, the Primus Defendants filed a motion to dismiss the derivative action. In December 2004, the court granted Primus’s motion to dismiss the shareholder derivative action. The court dismissed the complaint because plaintiff failed to: (1) make a demand on Primus’s Board of Directors before filing the action as required by Delaware law or (2) allege with the requisite specificity that such a demand would have been futile. The court denied plaintiff’s request to amend the complaint and dismissed the complaint with prejudice. Plaintiff has appealed this decision to the 4th Circuit of the United States Court of Appeals. Primus intends to defend vigorously against the Shareholder Derivative Action. However, Primus’s ultimate legal and financial liability with respect to these matters cannot be estimated with certainty at this time. The Primus Defendants have certain insurance coverage for these matters. Nonetheless, an adverse result in excess of amounts covered by insurance could have a material adverse effect on Primus’s consolidated financial position, results of operations and cash flows.

Other

Hondutel. In December 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, Inc. (“STSJ”), alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is currently a subsidiary of the Company. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. TresCom and STSJ filed an answer in January 2000, and discovery has commenced. TresCom and STSJ have recorded an accrual for the amounts that management estimates to be the probable loss. The legal and financial liability with respect to this legal proceeding is not covered by insurance, and the ultimate liability, if any, cannot be estimated with certainty at this time. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company’s financial results. The Company intends to defend the case vigorously. The Company believes that this suit will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matters may be decided unfavorably to the Company. The Company believes that any aggregate liability that may ultimately result from the resolution of these other matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

11. CONVERTIBLE PREFERRED STOCK

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

Each Series C Preferred share was convertible into common stock at any time. All shares were mandatorily convertible if (i) two-thirds of the holders elected to convert or (ii) the average closing price of the Company’s common stock for any period of 20 consecutive trading days exceeded three times the then effective conversion price, and all of the then outstanding shares of Series C Preferred were no longer subject to transfer restrictions as contained in, and may be sold or transferred by such Series C holders in compliance with, Rule 144(k) and Rule 145 under the Securities Act of 1933, as amended. The Series C Preferred shareholders were entitled to vote on all matters submitted to the common stock holders on an as-if-converted basis.

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

In November 2003, the selling security holders converted 559,950 shares of convertible preferred stock, representing 100% of the outstanding Series C Preferred, into 22,616,990 shares of common stock. During a 270-day period commencing November 4, 2003, certain selling security holders’ shares were subject to the terms of a lock-up agreement with the Company, which generally prohibited the resale of 13,540,008 of such shares. As of December 31, 2004, no shares were subject to the terms of the lock-up agreement.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. STOCKHOLDERS’ EQUITY

In April 2004, Primus Canada acquired 100% of the issued stock of Magma for a total consideration of $11.3 million (15.1 million CAD), a portion of which was paid in cash and the balance in 734,018 shares of the Company’s common stock valued at $6.1 million.

In November 2003, the Company issued 22,616,990 shares of common stock pursuant to the conversion of the Series C Preferred (see Note 11—”Convertible Preferred Stock”).

In March 2002, the Company settled its outstanding equipment lease obligations of approximately $15 million with CISCO Systems Capital Corporation for $6.5 million in cash and 1,200,000 shares of the Company’s common stock. The Company paid $5.0 million in March 2002, and $1.5 million was paid in April 2003. The Company issued the shares in reliance upon Section 4(2) of the Securities Act of 1933. In June 2002, the 1,200,000 shares of the Company’s stock were registered for resale.

13. STOCK-BASED COMPENSATION

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for the years ended December 31, 2004, 2003 and 2002. During the year ended December 31, 2004 and 2002, the Company cancelled 494 shares and 15,280 shares of restricted stock (which were issued prior to 2001) due to the termination of certain employees and agents, respectively. As of December 31, 2004, of the remaining issued shares, none are considered restricted.

The Company sponsors an employee stock option plan (the “Equity Incentive Plan”). The total number of shares of common stock authorized for issuance under the Equity Incentive Plan is 13,000,000. Under the Equity Incentive Plan, awards may be granted to key employees of the Company and its subsidiaries in the form of Incentive Stock Options or Nonqualified Stock Options. The Equity Incentive Plan allows the granting of options at an exercise price of not less than 100% of the stock’s fair value at the date of grant. The options vest over a period of up to three years, and no option will be exercisable more than ten years from the date it is granted. In May 2002, the Company offered employees the opportunity to exchange all outstanding stock options with exercise prices per share greater than $2.00 for replacement options to purchase shares of the Company’s common stock at the closing price of the Company’s common stock on the date that was six months and one day after the expiration date of the offer. Under the offer, 3,266,977 shares of the Company’s common stock were cancelled, and 3,233,827 shares of the Company’s common stock were reissued six months and one day after. The options that were exchanged and reissued vested over a two-year period. The difference in the number of the cancelled and reissued shares is due to termination of employees during the six-month period. On June 16, 2004, the stockholders of the Company approved amendments to the Equity Incentive Plan, including (i) renaming the employee stock option plan the “Equity Incentive Plan”; (ii) expanding the forms of awards permitted to be granted, including stock appreciation rights, restricted stock awards, stock units and other equity securities, and authorizing a tax deferral feature for executive officers; (iii) prohibiting the repricing of stock options in the future without stockholder approval; and (iv) requiring three-year vesting of restricted stock and stock unit awards, unless accelerated following the first anniversary of the award due to the satisfaction of predetermined performance conditions.

The Company sponsors a Director Stock Option Plan (the “Director Plan”) for non-employee directors. Under the Director Plan, an option is granted to each qualifying non-employee director to purchase 45,000 shares

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of common stock, which vests in one-third increments as of the grant date and the first and second anniversaries of the grant date, over a two-year period. The option price per share is the fair market value of a share of common stock on the date the option is granted. No option will be exercisable more than five years from the date of grant. On June 16, 2004, the stockholders of the Company approved amendments to the Director Plan to (i) increase the number of shares of common stock issuable pursuant to awards under the Director Plan by 300,000 to a total of 900,000; and (ii) authorize the issuance of restricted stock (in lieu of cash compensation at the discretion of individual Directors).

A summary of stock option activity during the three years ended December 31 is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—Beginning of year	7,333,891	$2.10	5,865,442	$2.10	6,489,588	$9.16
Granted	2,329,000	$5.25	2,567,000	$2.15	3,416,994	$1.60
Exercised	(681,537)	$1.58	(686,316)	$1.18	(2,750)	$1.68
Forfeitures	(338,988)	$3.64	(412,235)	$4.09	(4,038,390)	$13.04

Outstanding—end of year	8,642,366	$2.94	7,333,891	$2.10	5,865,442	$2.10

Eligible for exercise—end of year	5,578,841		3,205,088		1,283,887

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Outstanding Price	Total Exercisable	Weighted Average Exercise Price
$0.54 to $0.75	120,336	5.24	$0.63	104,501	$0.64
$0.90	1,098,813	6.32	$0.90	1,098,813	$0.90
$1.33 to $1.61	61,500	9.09	$1.52	11,833	$1.33
$1.65	2,522,428	7.97	$1.65	2,522,428	$1.65
$1.90 to $2.38	2,410,189	7.82	$1.97	1,633,167	$2.00
$3.03 to $6.30	2,301,000	9.23	$5.32	79,999	$5.63
$12.31 to $17.44	53,950	4.73	$14.45	53,950	$14.45
$27.00 to $33.38	74,150	2.29	$29.05	74,150	$29.05

	8,642,366			5,578,841

14. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) employee benefit plan (the “401(k) Plan”) that covers substantially all United States based employees. Employees may contribute amounts to the 401(k) Plan not to exceed statutory limitations. The 401(k) Plan provides an employer matching contribution in cash of 50% of the first 6% of employee annual salary contributions which are subject to three-year cliff vesting. During the year ended December 31, 2003, the 401(k) Plan provided an employer matching contribution in the Company’s common stock or cash and issued 135,807 shares of common stock as contributions and made remaining contributions in the form of cash. During the year ended December 31, 2002, the matching contributions were given in the form of cash for the open market purchase of the Company’s common stock.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the matching contribution the Company made in both the Company’s common stock and cash during the years ended December 31, 2004, 2003 and 2002 (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Cash contributed to purchase the Company’s common stock	$—	$—	$313
Common stock issued as contribution	—	258	—
Cash contribution	442	300	—

Total	$442	$558	$313

Common stock issued (shares)	—	136	—

Effective January 1, 1998, the Company adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to contribute up to 15% of their compensation to purchase the Company’s common stock at 85% of the fair market value. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the ESPP. During the years ended December 31, 2004, 2003 and 2002, the Company issued 124,292 shares, 102,537 shares and 282,382 shares under the ESPP, respectively.

15. RELATED PARTIES

At December 31, 2004 and 2003, the Company had a note receivable with a balance of $0.3 million from a former executive officer of the Company. In July 2004, the executive ceased to be an executive officer of the Company. The full recourse note arose during the year ended December 31, 2000 and was in connection with a loan from the Company to the officer for the exercise of options which were about to expire. The note bears interest at the rate of 6% per annum and is payable in full five years from the date of agreement. The transaction was conducted at arm’s length. The note receivable was reflected as a reduction of stockholders’ deficit. The shares of the Company’s common stock will continue to be held by the Company as collateral for the note.

The Company has a reciprocal services agreement with a vendor to provide and to receive domestic and international termination of telecommunication services. A Director of the Company is the Chairman and Chief Executive Officer of the vendor providing such services. The contract is on a month-to-month basis. The Company recorded revenue of approximately $331,000, $375,000 and $65,000 and costs of $687,000, $125,000 and $0 in 2004, 2003 and 2002, respectively, for services provided and received under this agreement. The Company had amounts due from the vendor of approximately $54,000, $65,000 and $15,000 at December 31, 2004, 2003 and 2002, respectively.

During the year ended 2004, 2003 and 2002, the Company provided international telecommunications services to a customer for which a Director of the Company is the Chairman and Chief Executive Officer of the customer. The Company recorded revenue of approximately $75,000, $121,000 and $87,000 in 2004, 2003 and 2002, respectively, for services provided. The Company had amounts due from the customer of approximately $4,000, $11,000 and $12,000 at December 31, 2004, 2003 and 2002, respectively.

16. OPERATING SEGMENT AND RELATED INFORMATION

The Company has four reportable operating segments based on management’s organization of the enterprise into geographic areas—United States and Other, Canada, Europe and Asia-Pacific. Canada was determined to be a separate segment at the end of 2004, as management has begun to focus on its results as a separate market and operations. The Company evaluates the performance of its segments and allocates resources to them based upon

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by reportable segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Operations and assets of the United States and Other segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes.

Summary information with respect to the Company’s segments is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net Revenue
United States and Other
United States	$244,043	$287,360	$212,399
Other	3,350	3,896	5,742

Total United States and Other	247,393	291,256	218,141

Canada
Canada	244,091	214,848	163,428

Total Canada	244,091	214,848	163,428

Europe
United Kingdom	241,271	156,941	139,480
Germany	47,480	53,629	63,767
Netherlands	79,548	137,216	79,467
Other	83,451	77,384	80,955

Total Europe	451,750	425,170	363,669

Asia-Pacific
Australia	384,900	336,720	259,459
Other	22,738	19,785	19,359

Total Asia-Pacific	407,638	356,505	278,818

Total	$1,350,872	$1,287,779	$1,024,056

Income (Loss) from Operations
United States and Other	$(49,232)	$(20,318)	$(38,166)
Canada	35,180	36,318	30,840
Europe	18,784	11,363	(18,397)
Asia-Pacific	34,326	42,271	22,408

Total	$39,058	$69,634	$(3,315)

Capital Expenditures
United States and Other	$5,394	$4,361	$4,246
Canada	13,645	6,751	4,947
Europe	9,832	4,058	5,268
Asia-Pacific	12,915	9,576	14,906

Total	$41,786	$24,746	$29,367

The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2004	2003
Assets
United States and Other
United States	$161,602	$190,527
Other	6,920	7,671

Total United States and Other	168,522	198,198

Canada
Canada	151,342	124,789

Total Canada	151,342	124,789

Europe
United Kingdom	78,064	80,243
Germany	16,685	20,434
Netherlands	14,615	15,387
Other	62,055	57,138

Total Europe	171,419	173,202

Asia-Pacific
Australia	242,158	229,765
Other	25,159	25,210

Total Asia-Pacific	267,317	254,975

Total	$758,600	$751,164

The Company offers three main products—voice, data/Internet and VOIP in all of our segments. Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Voice	$1,102,635	$1,087,487	$854,840
Data/Internet	174,118	129,864	111,416
VOIP	74,119	70,428	57,800

Total	$1,350,872	$1,287,779	$1,024,056

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2004 and 2003.

	For the Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts)
Net revenue	$348,023	$331,615	$334,324	$336,910
Income from operations	$20,542	$12,160	$6,352	$4
Net income	$(10,055)	$(14,886)	$16,153	$(1,793)
Basic income per common share	$(0.11)	$(0.17)	$0.18	$(0.02)
Diluted income per common share	$(0.11)	$(0.17)	$0.16	$(0.02)

	For the Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Net revenue	$300,443	$320,240	$328,265	$338,831
Income from operations	$11,923	$12,614	$24,021	$21,076
Income before extraordinary item	$11,201	$20,036	$5,835	$16,796
Net income	$11,201	$20,036	$5,835	$17,683
Basic income per common share	$0.17	$0.29	$0.09	$0.22
Diluted income per common share	$0.13	$0.22	$0.06	$0.18

Quarterly and year-to-date computations of per share amounts are made independently, therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

18. ASSET IMPAIRMENT

During the year ended December 31, 2004, the Company recognized a $1.6 million asset impairment charge, or $0.02 per share, of specific long-lived asset write-offs which included $0.6 million of networking equipment and $0.9 million of leasehold improvements on a vacated property in the United States.

During the year ended December 31, 2003, the Company recognized a $2.7 million asset impairment charge, or $0.03 per share, which included $1.0 million of networking equipment in the United Kingdom, $0.8 million of network equipment in the United States, $0.2 million of networking equipment in Germany, and a write-off of assets of $0.5 million related to the fax-over-IP business in India.

During the year ended December 31, 2002, the Company recognized a $22.3 million asset impairment charge, or $0.35 per share, which included $17.4 million of fiber cable in Europe which would no longer be used by the Company, $0.5 million in customer list impairment, and the goodwill of its German Internet subsidiary, iPrimus Telecommunications GmbH of $3.8 million due to the Company’s annual impairment test performed on October 1, 2002.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table outlines the Company’s asset impairment write-down by segment (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
United States and Other
United States	$1,495	$839	$150
Other	—	—	—

Total United States and Other	1,495	839	150

Canada
Canada	—	—	—

Total Canada	—	—	—

Europe
United Kingdom	—	971	17,762
Germany	—	189	4,198
Other	129	—	34

Total Europe	129	1,160	21,994

Asia-Pacific
Australia	—	131	—
Other	—	538	193

Total Asia-Pacific	—	669	193

Total	$1,624	$2,668	$22,337

19. EQUITY INVESTMENT WRITE-OFF AND LOSS

On October 1, 2002, the Company transferred shares of its German wireless accessories business, Cards & Parts, to the minority stockholders of that business, which reduced the Company’s ownership interest to 49%. As a result, the Company no longer maintained the ability to control the operations of Cards & Parts. Accordingly, the Company began accounting for the investment in Cards & Parts, effective October 1, 2002, using the equity method of accounting in accordance with APB No. 18. The Company believed the equity method was appropriate given its ability to exercise significant influence over the operating and financial policies of Cards & Parts. On October 4, 2002, Cards & Parts filed for insolvency administration. During the three months ended December 31, 2002, the Company did not believe that it would be able to recover the carrying amount of its equity investment in Cards & Parts based on the latest insolvency administration proceedings. In accordance with APB No. 18, the Company believed the loss in value of the equity investment to be other than temporary and correspondingly wrote-off the investment of $2.8 million.

As of October 1, 2002, the Company amended its contractual agreements to give up its right to control the Board of Directors and the operations of Bekko, its data/Internet investment in Japan. As a result, the Company deconsolidated Bekko in October 2002 and recorded an equity investment. The Company recorded a loss of $0.4 million in 2004, a loss of $2.7 million after the investment was deemed to be permanently impaired in 2003 and a loss of $0.1 million in value of its equity investment in Bekko for 2002.

On July 1, 2002, InterNeXt, the Company’s data/Internet subsidiary in France, filed for insolvency administration. As a result of this filing, the Company no longer had the ability to control the operations of InterNeXt. Accordingly, the Company began accounting for the investment in InterNeXt, effective July 1, 2002,

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the equity method of accounting in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”). The Company believed the equity method was appropriate given its ability to exercise significant influence over the operating and financial policies of InterNeXt. During the three months ended September 30, 2002, the Company did not believe that it would be able to recover the carrying amount of its equity investment in InterNeXt based on the latest insolvency administration proceedings. In accordance with APB No. 18, the Company believed the loss in value of the equity investment to be other than temporary and correspondingly wrote-off the investment of $0.3 million.

20. GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

In September 2004, the Company fully paid its debt obligation of $6.1 million with C&W from the purchase of its retail voice switched services customer base for $5.0 million in cash. This transaction resulted in a gain on early extinguishment of debt of $1.1 million.

In August 2004, the Company made open market purchases of $12.1 million of principal amount of its Convertible Subordinated Debentures and Senior Notes, prior to maturity, for $10.2 million. In particular, the following high yield debt securities were purchased: $4.0 million principal amount of the 2000 Convertible Subordinated Debentures and $8.1 million principal amount of the October 1999 Senior Notes. These transactions resulted in a gain on early extinguishment of debt of $1.8 million, including the write-off of related deferred financing costs.

In May 2004, the Company made open market purchases of $5.5 million principal amount of high yield debt securities, for $5.1 million in cash. In particular, the following high yield debt securities were purchased: $0.5 million principal amount of the October 1999 Senior Notes and $5.0 million principal amount of the 2004 Senior Notes. These transactions resulted in a gain on early extinguishment of debt of $0.3 million, including the write-off of related deferred financing costs.

In March 2004, the Company made open market purchases of $19.8 million in principal amount of the October 1999 Senior Notes, prior to maturity, for $22.1 million in cash. These transactions resulted in a loss on early extinguishment of debt of $2.6 million, including the write-off of related deferred financing costs.

In February 2004, the Company made open market purchases of $4.7 million in principal amount of October 1999 Senior Notes, prior to maturity, for $5.2 million in cash. These transactions resulted in a loss on early extinguishment of debt of $0.7 million, including the write-off of related deferred financing costs.

In February 2004, the Company satisfied and discharged the remaining $109.9 million of its January 1999 Senior Notes, prior to maturity, for $116.1 million in cash. These transactions resulted in a loss on early extinguishment of debt of $7.4 million, including the write-off of related deferred financing costs.

In February 2004, the Company satisfied and discharged the remaining $46.6 million of its 1998 Senior Notes, prior to maturity, for $48.9 million in cash. These transactions resulted in a loss on early extinguishment of debt of $3.0 million, including the write-off of related deferred financing costs.

In October 2003, the Company satisfied and discharged the remaining $33.6 million principal amount of the 1997 Senior Notes at par plus accrued interest to the date of redemption. This transaction resulted in a loss of $0.3 million for the write-off of deferred financing costs and warrant amortization.

In September 2003, the Company satisfied and discharged $10.0 million principal amount of the 1997 Senior Notes at par plus accrued interest to the date of redemption. This transaction resulted in a $0.1 million

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

write-off of deferred financing costs and warrant amortization. In addition, the Company recognized a loss of $1.1 million for fees related to the Company’s purchase of senior notes.

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

21. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period.

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon conversion of its Series C Preferred issued in December 2002 and March 2003, September 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures and the warrants to purchase shares associated with the 1997 Senior Notes computed using the “if-converted” method. The Series C Preferred was converted into common stock on November 4, 2003. The warrants expired on August 1, 2004.

For the year ended December 31, 2004, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects for the year ended December 31, 2004:

•	8.6 million shares issuable under the Company’s stock option compensation plans, and

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	1.3 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts):

	For the Year Ended December 31,
	2004	2003	2002
Net income (loss)	$(10,581)	$54,755	$(34,603)
Accreted and deemed dividend on Series C Preferred	—	(1,678)	—

Income (loss) attributable to common stockholders – basic	(10,581)	53,077	(34,603)
Adjustment for interest on 2003 Convertible Senior Notes	—	1,458	—
Adjustment for accreted and deemed dividend on Series C Preferred	—	1,678	—

Income (loss) attributable to common stockholders – diluted	$(10,581)	$56,213	$(34,603)

Weighted average common shares – basic	89,537	68,936	64,631
In-the-money options exercisable under stock option compensation plans	—	3,674	—
Series C Preferred	—	21,199	—
2003 Convertible Senior Notes	—	4,189	—

Weighted average common shares outstanding—diluted	89,537	97,998	64,631

Income per common share:
Basic	$(0.12)	$0.77	$(0.54)
Diluted	$(0.12)	$0.57	$(0.54)

22. EXTRAORDINARY ITEM

In connection with the purchase of certain businesses in 2003, the fair value of the net assets acquired exceeded the purchase price (excess of cost). In accordance with SFAS No. 141, “Business Combinations,” the excess of cost was allocated as a reduction to the acquired assets except for monetary assets, such as cash and deferred tax assets. The remaining excess of cost after this allocation was recognized as an extraordinary gain of approximately $0.9 million.

23. GUARANTOR/NON-GUARANTOR CONSOLIDATING CONDENSED FINANCIAL INFORMATION

PTHI’s 2004 Senior Notes are fully and unconditionally guaranteed by Primus Telecommunications Group, Incorporated (“PTGI”) on a senior basis as of December 31, 2004. Accordingly, the following consolidating condensed financial information as of December 31, 2004 and December 31, 2003, and for the years ended December 31, 2004, 2003 and 2002 are included for (a) PTGI on a stand-alone basis; (b) PTHI and its subsidiaries; and (c) PTGI on a consolidated basis. PTHI was established on October 29, 2003 and was inactive until 2004. For comparative purposes for the 2003 periods presented, the PTHI column represents the consolidated subsidiaries that were contributed to PTHI during the capital restructuring in 2004.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$1,350,872	$—	$1,350,872
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	821,455	—	821,455
Selling, general and administrative	7,536	386,514	—	394,050
Depreciation and amortization	—	92,744	—	92,744
Loss on sale of assets	—	1,941	—	1,941
Asset impairment write-down	—	1,624	—	1,624

Total operating expenses	7,536	1,304,278	—	1,311,814

INCOME (LOSS) FROM OPERATIONS	(7,536)	46,594	—	39,058
INTEREST EXPENSE	(24,058)	(26,468)	—	(50,526)
EQUITY INVESTMENT WRITE-OFF AND LOSS	—	(412)	—	(412)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(11,958)	976	—	(10,982)
INTEREST AND OTHER INCOME (EXPENSE)	204	11,415	—	11,619
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(2,600)	9,161	—	6,561
INTERCOMPANY INTEREST	15,150	(15,150)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	23,014	—	(23,014)	—

INCOME (LOSS) BEFORE INCOME TAXES	(7,784)	26,116	(23,014)	(4,682)
INCOME TAX BENEFIT	(2,797)	(3,102)	—	(5,899)

NET INCOME (LOSS)	$(10,581)	$23,014	$(23,014)	$(10,581)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2003
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$1,287,779	$—	$1,287,779
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	786,308	—	786,308
Selling, general and administrative	5,100	337,250	—	342,350
Depreciation and amortization	—	86,015	—	86,015
Loss on sale of assets	—	804	—	804
Asset impairment write-down	—	2,668	—	2,668

Total operating expenses	5,100	1,213,045	—	1,218,145

INCOME (LOSS) FROM OPERATIONS	(5,100)	74,734	—	69,634
INTEREST EXPENSE	(43,738)	(16,995)	—	(60,733)
EQUITY INVESTMENT WRITE-OFF AND LOSS	—	(2,678)	—	(2,678)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	8,810	4,135	—	12,945
INTEREST AND OTHER INCOME	63	1,012	—	1,075
FOREIGN CURRENCY TRANSACTION GAIN	9,410	29,984	—	39,394
INTERCOMPANY INTEREST	5,455	(5,455)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	80,290	—	(80,290)	—

INCOME BEFORE INCOME TAXES	55,190	84,737	(80,290)	59,637
INCOME TAX EXPENSE	(435)	(5,334)	—	(5,769)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	54,755	79,403	(80,290)	53,868
EXTRAORDINARY ITEM	—	887	—	887

NET INCOME	54,755	80,290	(80,290)	54,755
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(1,678)	—	—	(1,678)

INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$53,077	$80,290	$(80,290)	$53,077

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING BALANCE SHEET

(in thousands)

	December 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,967	$47,701	$—	$49,668
Accounts receivable	—	190,208	—	190,208
Prepaid expenses and other current assets	1,214	36,251	—	37,465

Total current assets	3,181	274,160	—	277,341
INTERCOMPANY RECEIVABLES	—	158,896	(158,896)	—
INVESTMENTS IN SUBSIDIARIES	407,952	—	(407,952)	—
RESTRICTED CASH	—	16,963	—	16,963
PROPERTY AND EQUIPMENT—Net	—	326,646	—	326,646
GOODWILL	—	83,346	—	83,346
OTHER INTANGIBLE ASSETS—Net	—	27,200	—	27,200
OTHER ASSETS	6,144	20,960	—	27,104

TOTAL ASSETS	$417,277	$908,171	$(566,848)	$758,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,197	$122,805	$—	$125,002
Accrued interconnection costs	—	80,048	—	80,048
Deferred revenue	—	35,219	—	35,219
Accrued expenses and other current liabilities	1,577	31,405	—	32,982
Accrued income taxes	3,863	15,643	—	19,506
Accrued interest	5,139	8,669	—	13,808
Current portion of long-term obligations	—	17,122	—	17,122

Total current liabilities	12,776	310,911	—	323,687
INTERCOMPANY PAYABLES	158,896	—	(158,896)	—
LONG-TERM OBLIGATIONS	281,734	260,496	—	542,230
OTHER LIABILITIES	—	1,439	—	1,439

Total liabilities	453,406	572,846	(158,896)	867,356

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	900	—	—	900
Additional paid-in capital	658,629	1,156,638	(1,156,638)	658,629
Accumulated deficit	(695,658)	(748,686)	748,686	(695,658)
Accumulated other comprehensive loss	—	(72,627)	—	(72,627)

Total stockholders’ equity (deficit)	(36,129)	335,325	(407,952)	(108,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$417,277	$908,171	$(566,848)	$758,600

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING BALANCE SHEET

(in thousands)

	December 31, 2003
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,786	$62,280	$—	$64,066
Accounts receivable	—	200,817	—	200,817
Prepaid expenses and other current assets	1,411	35,519	—	36,930

Total current assets	3,197	298,616	—	301,813
INTERCOMPANY RECEIVABLES	916,214	—	(916,214)	—
INVESTMENTS IN SUBSIDIARIES	(471,147)	—	471,147	—
RESTRICTED CASH	—	12,463	—	12,463
PROPERTY AND EQUIPMENT—Net	—	341,167	—	341,167
GOODWILL	—	59,895	—	59,895
OTHER INTANGIBLE ASSETS—Net	—	22,711	—	22,711
OTHER ASSETS	10,033	3,082	—	13,115

TOTAL ASSETS	$458,297	$737,934	$(445,067)	$751,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,247	$107,368	$—	$108,615
Accrued interconnection costs	—	89,993	—	89,993
Deferred revenue	—	29,170	—	29,170
Accrued expenses and other current liabilities	463	39,823	—	40,286
Accrued income taxes	1,966	20,421	—	22,387
Accrued interest	12,363	489	—	12,852
Current portion of long-term obligations	—	24,385	—	24,385

Total current liabilities	16,039	311,649	—	327,688
INTERCOMPANY PAYABLES	—	916,214	(916,214)	—
LONG-TERM OBLIGATIONS	475,291	42,775	—	518,066
OTHER LIABILITIES	—	1,776	—	1,776

Total liabilities	491,330	1,272,414	(916,214)	847,530

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock	885	—	—	885
Additional paid-in capital	651,159	305,852	(305,852)	651,159
Accumulated deficit	(685,077)	(776,999)	776,999	(685,077)
Accumulated other comprehensive loss	—	(63,333)	—	(63,333)

Total stockholders’ deficit	(33,033)	(534,480)	471,147	(96,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$458,297	$737,934	$(445,067)	$751,164

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

	December 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,581)	$23,014	$(23,014)	$(10,581)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	20,210	—	20,210
Non-cash compensation expense	10	—	—	10
Depreciation, amortization and accretion	—	92,744	—	92,744
Loss on sale of fixed assets	—	1,941	—	1,941
Asset impairment write-down	—	1,624	—	1,624
Equity in net income of subsidiary	(23,014)	—	23,014	—
Equity investment loss	—	412	—	412
(Gain) loss on early extinguishment of debt	11,958	(976)	—	10,982
Minority interest share of loss	—	(452)	—	(452)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	2,682	(13,158)	—	(10,476)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	361	—	361
Decrease in prepaid expenses and other current assets	198	3,504	—	3,702
Increase in restricted cash	—	(4,186)	—	(4,186)
(Increase) decrease in other assets	1,346	(12,273)	—	(10,927)
(Increase) decrease in intercompany balance	222,414	(222,414)	—	—
Increase in accounts payable	949	6,994	—	7,943
Decrease in accrued interconnection costs	—	(20,155)	—	(20,155)
Increase (decrease) in accrued expenses, other current liabilities, accrued income taxes and other liabilities	3,013	(17,893)	—	(14,880)
Increase (decrease) in accrued interest	(7,224)	8,162	—	938

Net cash provided by (used in) operating activities	201,751	(132,541)	—	69,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(41,786)	—	(41,786)
Cash used for business acquisitions, net of cash acquired	—	(29,608)	—	(29,608)

Net cash used in investing activities	—	(71,394)	—	(71,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	235,240	—	235,240
Purchase of the Company’s debt securities	(202,972)	(4,500)	—	(207,472)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(35,564)	—	(35,564)
Proceeds from sale of common stock	1,402	—	—	1,402

Net cash (used in) provided by financing activities	(201,570)	195,176	—	(6,394)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(5,820)	—	(5,820)

NET CHANGE IN CASH AND CASH EQUIVALENTS	181	(14,579)	—	(14,398)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,786	62,280	—	64,066

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,967	$47,701	$—	$49,668

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

	December 31, 2003
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,755	$80,290	$(80,290)	$54,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	22,117	—	22,117
Non-cash compensation expense	—	472	—	472
Stock issuance—401(k) Plan and Restricted Stock Plan	—	258	—	258
Depreciation, amortization and accretion	52	86,015	—	86,067
Asset impairment write-down	—	2,668	—	2,668
Loss on sale of assets	—	804	—	804
Equity in net income of subsidiaries	(80,290)	—	80,290	—
Equity investment loss	—	2,678	—	2,678
Gain on early extinguishment of debt	(8,810)	(4,135)	—	(12,945)
Minority interest share of loss	—	(348)	—	(348)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(33,122)	(8,622)	—	(41,744)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	(26,708)	—	(26,708)
Decrease in prepaid expenses and other current assets	156	4,199	—	4,355
Decrease in restricted cash	—	1,292	—	1,292
Decrease in other assets	1,695	1,958	—	3,653
(Increase) decrease in intercompany balance	108,705	(108,705)	—	—
Increase (decrease) in accounts payable	375	(9,271)	—	(8,896)
Decrease in accrued interconnection costs	—	(19,541)	—	(19,541)
Increase (decrease) in accrued expenses, other current liabilities and other liabilities	1,322	(394)	—	928
Increase (decrease) in accrued interest	(3,183)	264	—	(2,919)

Net cash provided by operating activities	41,655	25,291	—	66,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(24,746)	—	(24,746)
Cash used for business acquisitions, net of cash acquired	—	(2,175)	—	(2,175)

Net cash used in investing activities	—	(26,921)	—	(26,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	126,800	9,125	—	135,925
Purchase of the Company’s debt securities	(86,119)	—	—	(86,119)
Principal payments on capital leases, vendor financing and other long-term obligations	(91,652)	(38,775)	—	(130,427)
Proceeds from minority interest	—	39	—	39
Proceeds from sale of convertible preferred stock, net	8,895	—	—	8,895
Proceeds from sale of common stock	1,617	—	—	1,617

Net cash used in financing activities	(40,459)	(29,611)	—	(70,070)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,619	—	1,619

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,196	(29,622)	—	(28,426)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	590	91,902	—	92,492

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,786	$62,280	$—	$64,066

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2002
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,603)	$15,331	$(15,331)	$(34,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	28,089	—	28,089
Non-cash compensation expense	—	—	—	—
Stock issuance —401(k) Plan and Restricted Stock Plan	—	(7)	—	(7)
Depreciation, amortization and accretion	141	82,239	—	82,380
Asset impairment write-down	—	22,337	—	22,337
Equity in net income of subsidiaries	(15,331)	—	15,331	—
Equity investment loss	—	3,225	—	3,225
Gain on early extinguishment of debt	(36,675)	—	—	(36,675)
Minority interest share of loss	—	(446)	—	(446)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(4,512)	(1,669)	—	(6,181)
Deferred income taxes	—	(3,247)	—	(3,247)
Cumulative effect of change in accounting principle	—	10,973	—	10,973
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	13,504	—	13,504
(Increase) decrease in prepaid expenses and other current assets	(1,366)	657	—	(709)
Increase in restricted cash	—	(6,215)	—	(6,215)
(Increase) decrease in other assets	2,071	(1,729)	—	342
(Increase) decrease in intercompany balance	472,811	(472,811)	—	—
Increase (decrease) in accounts payable	806	(21,991)	—	(21,185)
Decrease in accrued interconnection costs	—	(12,821)	—	(12,821)
Increase (decrease) in accrued expenses, accrued income taxes, other current liabilities and other liabilities	(4,311)	448	—	(3,863)
Increase (decrease) in accrued interest	(1,735)	938	—	(797)
Sale of trading marketable securities	—	532	—	532

Net cash provided by (used in) operating activities	377,296	(342,663)	—	34,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(29,367)	—	(29,367)
Deconsolidation of subsidiaries	—	(1,358)	—	(1,358)
Cash used for business acquisitions, net of cash acquired	—	(882)	—	(882)

Net cash used in investing activities	—	(31,607)	—	(31,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	9,509	—	9,509
Purchase of the Company’s debt securities	(15,043)	—	—	(15,043)
Principal payments on capital leases, vendor financing and other long-term obligations	(393,786)	367,864	—	(25,922)
Proceeds from sale of convertible preferred stock, net	32,297	—	—	32,297
Proceeds from sale of common stock	143	—	—	143

Net cash provided by (used in) financing activities	(376,389)	377,373	—	984

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	4,529	—	4,529

NET CHANGE IN CASH AND CASH EQUIVALENTS	907	7,632	—	8,539
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(317)	84,270	—	83,953

CASH AND CASH EQUIVALENTS, END OF PERIOD	$590	$91,902	$—	$92,492

24. CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the FASB issued a SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s balance sheet at that date, regardless of when those assets were initially recognized. Effective January 1, 2002, the Company adopted SFAS No. 142 and in connection with its adoption, discontinued the amortization of goodwill and reviewed the estimated useful lives of previously recorded identifiable intangible assets, principally customer lists, at the same time every year. The Company recorded an impairment loss of $11.0 million for the year ended December 31, 2002 related to the InterNeXt reporting unit which was reflected as a cumulative effect of a change in accounting principle.

25. SUBSEQUENT EVENT

On February 18, 2005 a direct wholly-owned subsidiary of the Company, PTHI, has secured a six-year, $100 million senior secured term loan facility (the “Facility”). Each borrowing made under the Facility may be, at the election of PTHI at the time of the borrowing, a London Inter-Bank Offered Rate (LIBOR) loan (which will bear interest at a rate equal to LIBOR + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.0%). The Facility contains no financial maintenance covenants. The Facility will be repaid in 24 quarterly installments, beginning on June 30, 2005, at a rate of one percent of the principal per year over the next five years and nine months, and the remaining balance repaid on the sixth anniversary date of the Facility. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries. The Company plans to use the proceeds for general corporate purposes, including the accelerated implementation of the Company’s new product initiatives and potential repurchases of certain currently outstanding debt.

SCHEDULE II

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s allowance accounts for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2002	$22,389	$28,089	$(27,072)	$—	$23,406
2003	$23,406	$22,117	$(24,598)	$50	$20,975
2004	$20,975	$20,210	$(21,153)	$—	$20,032

	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2002	$225,637	$20,313	$—	$—	$245,950
2003	$245,950	$—	$(26,386)	$—	$219,564
2004	$219,564	$15,691	$—	$—	$235,255

S-1