Form 10-Q
period 2005-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2005-05-10
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-29092

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7901 Jones Branch Drive, Suite 900, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2005
Common Stock $0.01 par value	90,096,034

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
NET REVENUE	$313,718	$348,023
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	202,095	209,657
Selling, general and administrative	105,533	94,317
Depreciation and amortization	22,963	23,507

Total operating expenses	330,591	327,481

INCOME (LOSS) FROM OPERATIONS	(16,873)	20,542

INTEREST EXPENSE	(12,442)	(15,079)
EQUITY INVESTMENT LOSS	(281)	(13)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(14,193)
INTEREST AND OTHER INCOME	576	749
FOREIGN CURRENCY TRANSACTION LOSS	(3,135)	(1,132)

LOSS BEFORE INCOME TAXES	(32,155)	(9,126)
INCOME TAX EXPENSE	(2,472)	(929)

NET LOSS	$(34,627)	$(10,055)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.38)	$(0.11)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	90,059	88,770

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,284	$49,668
Accounts receivable (net of allowance for doubtful accounts receivable of $19,677 and $20,032)	169,223	190,208
Prepaid expenses and other current assets	35,459	37,465

Total current assets	320,966	277,341
RESTRICTED CASH	13,277	16,963
PROPERTY AND EQUIPMENT—Net	319,662	326,646
GOODWILL	83,754	83,346
OTHER INTANGIBLE ASSETS—Net	22,241	27,200
OTHER ASSETS	29,347	27,104

TOTAL ASSETS	$789,247	$758,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$110,309	$125,002
Accrued interconnection costs	71,915	80,048
Deferred revenue	29,132	35,219
Accrued expenses and other current liabilities	35,038	32,982
Accrued income taxes	20,850	19,506
Accrued interest	10,527	13,808
Current portion of long-term obligations	15,350	17,122

Total current liabilities	293,121	323,687
LONG-TERM OBLIGATIONS	640,307	542,230
OTHER LIABILITIES	1,313	1,439

Total liabilities	934,741	867,356

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock: Series A and B, $0.01 par value—1,895,050 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—150,000,000 shares authorized; 90,081,403 and 90,011,899 shares issued and outstanding	901	900
Additional paid-in capital	658,750	658,629
Accumulated deficit	(730,285)	(695,658)
Accumulated other comprehensive loss	(74,860)	(72,627)

Total stockholders’ deficit	(145,494)	(108,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$789,247	$758,600

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,627)	$(10,055)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	5,986	2,825
Depreciation and amortization	22,963	23,507
Equity investment loss	281	13
Loss on early extinguishment of debt	—	14,193
Minority interest share of income	(123)	(132)
Unrealized foreign currency transaction loss on intercompany and foreign debt	1,433	835
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	12,459	1,466
(Increase) decrease in prepaid expenses and other current assets	1,360	(1,461)
Decrease in restricted cash	3,640	—
(Increase) decrease in other assets	617	(1,126)
Decrease in accounts payable	(11,949)	(7,663)
Decrease in accrued interconnection costs	(7,329)	(4,283)
Decrease, net, in deferred revenue, accrued expenses, accrued income taxes, other current liabilities and other liabilities	(1,719)	(2,271)
Decrease in accrued interest	(3,281)	(2,269)

Net cash provided by (used in) operating activities	(10,289)	13,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,234)	(9,773)
Cash used for business acquisitions, net of cash acquired	(165)	(17,579)

Net cash used in investing activities	(14,399)	(27,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	97,000	233,000
Purchase of the Company’s debt securities	—	(192,259)
Principal payments on capital leases, vendor financing and other long-term obligations	(5,310)	(16,196)
Proceeds from sale of common stock	122	718

Net cash provided by financing activities	91,812	25,263

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(508)	(24)

NET CHANGE IN CASH AND CASH EQUIVALENTS	66,616	11,466
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,668	64,066

CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,284	$75,532

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15,083	$16,810
Cash paid for taxes	$1,153	$—
Non-cash investing and financing activities:
Capital lease additions	$778	$—
Leased fiber capacity additions	$—	$2,063
Business acquisition, financed by long-term obligations	$984	$—

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
NET LOSS	$(34,627)	$(10,055)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX—
Foreign currency translation adjustment	(2,233)	682

COMPREHENSIVE LOSS	$(36,860)	$(9,373)

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (“the Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Stock-Based Compensation—At March 31, 2005, the Company had three stock-based employee compensation plans. The Company uses the intrinsic value method to account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	For the three months ended March 31,
	2005	2004
Loss attributable to common stockholders, as reported	$(34,627)	$(10,055)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(1,623)	(539)

Pro forma loss attributable to common stockholders	$(36,250)	$(10,594)

Basic and diluted loss per common share:
As reported	$(0.38)	$(0.11)
Pro forma	$(0.40)	$(0.12)
Basic and diluted weighted average common shares outstanding	90,059	88,770

Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which revised SFAS No. 123. This statement supersedes APB Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. The Company will adopt the statement on January 1, 2006, as required. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma loss and loss per common share in the stock-based compensation accounting policy included in this Note to the consolidated condensed financial statements.

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

In June 2003, Primus Canada acquired 100% of Telesonic Communications, Inc. (“TCI”), a Canadian prepaid card company, for $6.2 million (8.5 million Canadian dollars (CAD)) in cash of which $0.6 million remained payable at March 31, 2005. The terms of the acquisition agreement provide for additional consideration to be paid if the acquired company’s adjusted revenues exceed certain targeted levels through May 2005. The additional amount is calculated as a percentage of the excess adjusted revenue earned over a specified target with no stated maximum, and will be recorded as additional cost of the acquired company in accordance with SFAS No. 141. In August 2004, the Company recorded an additional $0.7 million (0.9 million CAD) as a result of revenue exceeding targeted levels. This amount was paid in November 2004. In October and November of 2004, the Company recorded an additional $0.4 million (0.5 million CAD) and $0.8 million (0.9 million CAD), respectively, as a result of revenue exceeding targeted levels. The October and November amounts were paid in January 2005. In February 2005, the company recorded an additional $1.0 million (1.2 million CAD) as a result of revenue exceeding targeted levels. This amount remains payable at March 31, 2005.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes the final allocation of the consideration paid for the fair values of the assets acquired and the liabilities assumed at the date of acquisition of AOL/7 (in thousands). The additional consideration paid of $1.0 million for TCI in the three months ended March 31, 2005 increased goodwill.

AOL/7
Current assets	$2,902
Property and equipment	61
Goodwill	8,594
Customer list	10,152
Brand name	3,627
Current liabilities	(5,844)

Net assets acquired	$19,492

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$192,489	$(172,667)	$19,822	$194,050	$(170,198)	$23,852
Brand name acquired	3,618	(1,968)	1,650	3,627	(1,522)	2,105
Other	2,363	(1,594)	769	2,780	(1,537)	1,243

Total	$198,470	$(176,229)	$22,241	$200,457	$(173,257)	$27,200

Amortization expense for customer lists, brand name and other intangible assets for the three months ended March 31, 2005 and 2004 was $4.8 million and $4.6 million, respectively. The Company expects amortization expense for customer lists, brand name and other intangible assets for the remainder of 2005 and the fiscal years ended December 31, 2006, 2007, 2008 and 2009 to be approximately $10.6 million, $5.2 million, $3.4 million, $2.5 million and $0.5 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Goodwill	$83,754	$83,346

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows (in thousands):

	United States and Other	Canada	Europe	Asia-Pacific	Total
Balance as of January 1, 2005	$36,339	$27,906	$2,088	$17,013	$83,346
Purchase accounting allocation adjustment	—	984	—	(190)	794
Effect of change in foreign currency exchange rates	(6)	(132)	(105)	(143)	(386)

Balance as of March 31, 2005	$36,333	$28,758	$1,983	$16,680	$83,754

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Obligations under capital leases	$2,323	$1,988
Leased fiber capacity	29,912	33,084
Senior secured term loan facility	100,000	—
Financing facility and other	6,688	7,546
Senior notes	317,615	317,615
Convertible senior notes	132,000	132,000
Convertible subordinated debentures	67,119	67,119

Subtotal	655,657	559,352
Less: Current portion of long-term obligations	(15,350)	(17,122)

Total long-term obligations	$640,307	$542,230

The indentures governing the senior notes, convertible senior notes and convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain other debt issued by the Company’s subsidiaries. The Company was in compliance with the above covenants at March 31, 2005.

Senior Notes, Convertible Senior Notes and Convertible Debentures

In January 2004, Primus Telecommunications Holding, Inc. (PTHI), a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at March 31, 2005 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. During the year ended December 31, 2004, the Company reduced the principal balance of the senior note through $5.0 million of open market purchases.

In September 2003, the Company completed the sale of $132 million in aggregate principal amount of 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) with semi-annual interest payments due on March 15th and September 15th. The Company recorded $5.2 million in costs associated with the issuance of the 2003 Convertible Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at March 31, 2005 was 4.4%. Holders of these notes may convert their notes into the Company’s common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The notes are convertible in the aggregate into 14,157,925 shares of the Company’s common stock.

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) with semi-annual

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12 3/4% senior notes due 2009 (“October 1999 Senior Notes”). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. During the year ended December 31, 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the October 1999 Senior Notes through open market purchases.

Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

Beginning September 30, 2001, the Company accepted delivery of fiber optic capacity on an indefeasible rights of use (IRU) basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term. The effective interest rate on current borrowings is 7.3%. The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. At March 31, 2005 and December 31, 2004, the Company had a liability recorded under this agreement in the amount of $15.2 million and $16.6 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million AUD ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. At March 31, 2005 and December 31, 2004, the Company had a liability recorded in the amount of $14.7 million (19.1 million AUD) and $16.5 million (21.3 million AUD), respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Other Long-Term Obligations

In February 2005, a direct wholly-owned subsidiary of the Company, PTHI, completed a six-year, $100 million senior secured term loan facility (the “Facility”). Each borrowing made under the Facility may be, at the election of PTHI at the time of the borrowing, a LIBOR loan (which will bear interest at a rate equal to London Inter-Bank Offered Rate (LIBOR) + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.0%). The Facility contains no financial maintenance covenants. The Facility will be repaid in 24 quarterly installments, beginning on June 30, 2005, at a rate of one percent of the principal per year over the next five years and nine months, and the remaining balance repaid on the sixth anniversary date of the Facility. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries.

In April 2004, Primus Canada entered into a loan agreement with The Manufacturers Life Insurance Company (“Manulife”). The agreement provides for a $34.6 million (42 million CAD) two-year non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes of the Company and is secured by the assets of Primus Canada’s operations. In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement with Manulife that extended the maturity date one year to April 2007. The agreement is now a three-year non-revolving term loan credit facility bearing an interest rate of 7.75%. However, future borrowing on the Manulife facility is restricted as a result of covenants in the Company’s public debt instruments. At March 31, 2005 and December 31, 2004, the Company had no outstanding liability under this loan agreement.

6. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of March 31, 2005 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2005 (as of March 31, 2005)	$12,754	$8,150	$13,763
2006	15,071	8,400	11,934
2007	5,522	—	9,584
2008	2,035	—	7,293
2009	275	—	4,847
Thereafter	—	—	3,413

Total minimum lease payments	35,657	16,550	50,834
Less: Amount representing interest	(3,422)	—	—

	$32,235	$16,550	$50,834

The Company has contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value.

Rent expense under operating leases was $5.0 million and $4.9 million for the three months ended March 31, 2005 and 2004, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The purchase price for TCI, a Canadian prepaid card company, may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company’s adjusted revenues exceed certain targeted levels through May 2005.

MCI and several of the Company’s subsidiaries in Europe had various disputes regarding the provision of transmission capacity and related operations and maintenance charges and telecommunications traffic associated with interconnection agreements over a period of several years in Europe. In March 2005, the Company and certain subsidiaries of the Company and MCI and certain subsidiaries of MCI agreed to settle all of these matters in full for $11 million, to be paid over five installments in 2005. As of December 31, 2004, the full $11 million settlement had been accrued, of which $5.0 million remained payable as of March 31, 2005. The $5.0 million is recorded as accrued interconnection costs on the Company’s balance sheet and is not reflected in the table above.

2004 Securities Litigation

Federal Securities Class Action. The Company and four of its officers (the “Primus Defendants”) were defendants in a consolidated class action in the United States District Court for the Eastern District of Virginia, “In re Primus Telecommunications Group, Incorporated Securities Litigation.” Plaintiffs sued on behalf of certain purchasers (the “Class”) of Primus securities between February 14, 2003 and July 29, 2004 (the “Class Period”). In December 2004, the plaintiffs filed their Consolidated and Amended Complaint (“CAC”). Plaintiffs alleged that the Primus Defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. Plaintiffs sought damages, among other things, on the theory that the Primus Defendants fraudulently published false and misleading statements and/or fraudulently concealed adverse, non-public information about Primus, thereby artificially inflating the price of Primus’s securities. The CAC also covered matters related to: (i) Primus Telecommunications, Inc.’s (“PTI’s”) acquisition in 2002 of Cable & Wireless’ customers in the United States and migration and attrition of such customers; (ii) VOIP initiatives and challenges faced by Primus with respect to launching the various VOIP products; and (iii) Primus’s network and decisions to lease capacity versus purchase capacity. The Primus Defendants filed a motion to dismiss the CAC in January 2005. On March 11, 2005, the court dismissed the CAC with prejudice. The court ruled that plaintiffs would not be permitted to amend further their complaint. The plaintiffs have not appealed the decision dismissing their complaint and the time in which to appeal has lapsed. Accordingly, this matter has been finally determined.

Shareholder Derivative Action. In September 2004, Richard J. Taddy filed a shareholder derivative action in the Alexandria Division of the United States District Court for the Eastern District of Virginia against members of Primus’s Board of Directors, a former director, a board observer and three of Primus’s executive officers (the “Primus Derivative Defendants”) on behalf of Primus for alleged violations of state law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Damages were sought based on allegations that, between “November 2003 and the present,” the Primus Derivative Defendants (1) publicly issued false and misleading statements and concealed adverse, non-public information about Primus, (2) engaged in, or permitted, illegal insider trading, and (3) engaged in, or permitted, various acts of “gross mismanagement” and “corporate waste.” In November 2004, the Primus Derivative Defendants filed a motion to dismiss the derivative action. In December 2004, the court granted Primus’s motion to dismiss the shareholder derivative action. The court dismissed the complaint because plaintiff failed to: (1) make a demand on Primus’s Board of Directors before filing the action as required by Delaware law or (2) allege with the requisite specificity that such a demand would have been futile. The court denied plaintiff’s request to amend the complaint and dismissed the complaint with prejudice. Plaintiff has appealed this decision to the 4th Circuit of the United States Court of Appeals. Primus intends to defend vigorously against the Shareholder Derivative Action. However, Primus’s ultimate legal and financial liability with respect to these matters cannot

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

be estimated with certainty at this time. The Primus Derivative Defendants have certain insurance coverage for these matters. Nonetheless, an adverse result in excess of amounts covered by insurance could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Hondutel. In December 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, Inc. (“STSJ”), alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is a subsidiary of the Company. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. TresCom and STSJ filed an answer in January 2000, and discovery is scheduled to be completed in the quarter ending September 30, 2005. TresCom and STSJ have recorded an accrual for the amounts that management estimates to be the probable loss. The legal and financial liability with respect to this legal proceeding is not covered by insurance, and the ultimate liability, if any, cannot be estimated with certainty at this time. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on the Company’s financial results. The Company intends to defend the case vigorously. The Company believes that this suit will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Other. The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company believes that any aggregate liability that may ultimately result from the resolution of these other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

7. OPERATING SEGMENT AND RELATED INFORMATION

The Company has four reportable operating segments based on management’s organization of the enterprise into geographic areas—United States and Other, Canada, Europe and Asia-Pacific. Canada was determined to be a separate segment at the end of 2004, as management had begun to focus on its results as a separate market and operations. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by reportable segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its net revenue. Operations and assets of the United States and Other segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summary information with respect to the Company’s segments is as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net Revenue
United States and Other
United States	$54,910	$72,092
Other	740	1,025

Total United States and Other	55,650	73,117

Canada
Canada	62,996	61,730

Total Canada	62,996	61,730

Europe
United Kingdom	45,328	50,485
Germany	12,418	12,904
Netherlands	16,355	21,618
Other	22,664	21,041

Total Europe	96,765	106,048

Asia-Pacific
Australia	92,522	101,062
Other	5,785	6,066

Total Asia-Pacific	98,307	107,128

Total	$313,718	$348,023

Income (Loss) from Operations
United States and Other	$(18,085)	$(7,376)
Canada	6,523	9,642
Europe	(6,652)	5,164
Asia-Pacific	1,341	13,112

Total	$(16,873)	$20,542

Capital Expenditures
United States and Other	$3,609	$508
Canada	2,505	4,366
Europe	1,491	1,956
Asia-Pacific	6,629	2,943

Total	$14,234	$9,773

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	March 31, 2005	December 31, 2004
Assets
United States and Other
United States	$221,062	$161,602
Other	6,710	6,920

Total United States and Other	227,772	168,522
Canada
Canada	145,265	151,342

Total Canada	145,265	151,342

Europe
United Kingdom	61,892	78,064
Germany	18,582	16,685
Netherlands	12,574	14,615
Other	61,122	62,055

Total Europe	154,170	171,419

Asia-Pacific
Australia	237,734	242,158
Other	24,306	25,159

Total Asia-Pacific	262,040	267,317

Total	$789,247	$758,600

The Company offers three main products—voice, data/Internet and VOIP in all of our segments. Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	Three months ended March 31,
	2005	2004
Voice	$244,192	$288,428
Data/Internet	47,041	40,522
VOIP	22,485	19,073

Total	$313,718	$348,023

8. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period.

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon conversion of its 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures and the warrants to purchase shares associated with the 11 3/4% senior notes due 2004 (“1997 Senior Notes”) computed using the “if-converted” method. The warrants expired on August 1, 2004.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company had no dilutive common share equivalents during the three months ended March 31, 2005 and the three months ended March 31, 2004. For the three months ended March 31, 2005, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	8.5 million shares issuable under the Company’s stock option compensation plans,

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	1.3 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

For the three months ended March 31, 2004, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	6.9 million shares issuable under the Company’s stock option compensation plans,

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes,

•	1.4 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures, and

•	0.3 million shares from the warrants associated with the 1997 Senior Notes.

9. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

PTHI’s 2004 Senior Notes are fully and unconditionally guaranteed by Primus Telecommunications Group, Incorporated (“PTGI”). Accordingly, the following consolidating condensed financial information as of March 31, 2005 and December 31, 2004, and for the three-month periods ended March 31, 2005 and March 31, 2004 are included for (a) PTGI on a stand-alone basis; (b) PTHI and its subsidiaries; and (c) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended March 31, 2005
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$313,718	$—	$313,718
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	202,095	—	202,095
Selling, general and administrative	2,020	103,513	—	105,533
Depreciation and amortization	—	22,963	—	22,963

Total operating expenses	2,020	328,571	—	330,591

LOSS FROM OPERATIONS	(2,020)	(14,853)	—	(16,873)
INTEREST EXPENSE	(5,146)	(7,296)	—	(12,442)
EQUITY INVESTMENT LOSS	—	(281)	—	(281)
INTEREST AND OTHER INCOME	31	545	—	576
FOREIGN CURRENCY TRANSACTION LOSS	(137)	(2,998)	—	(3,135)
INTERCOMPANY INTEREST INCOME (EXPENSE)	10,652	(10,652)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(36,942)	—	36,942	—

LOSS BEFORE INCOME TAXES	(33,562)	(35,535)	36,942	(32,155)
INCOME TAX EXPENSE	(1,065)	(1,407)	—	(2,472)

NET LOSS	$(34,627)	$(36,942)	$36,942	$(34,627)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended March 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$348,023	$—	$348,023
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	209,657	—	209,657
Selling, general and administrative	1,422	92,895	—	94,317
Depreciation and amortization	—	23,507	—	23,507

Total operating expenses	1,422	326,059	—	327,481

INCOME (LOSS) FROM OPERATIONS	(1,422)	21,964	—	20,542
INTEREST EXPENSE	(8,267)	(6,812)	—	(15,079)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(13,698)	(495)	—	(14,193)
INTEREST AND OTHER INCOME	147	589	—	736
FOREIGN CURRENCY TRANSACTION LOSS	(7)	(1,125)	—	(1,132)
INTERCOMPANY INTEREST INCOME (EXPENSE)	(11)	11	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	13,203	—	(13,203)	—

INCOME (LOSS) BEFORE INCOME TAXES	(10,055)	14,132	(13,203)	(9,126)
INCOME TAX EXPENSE	—	(929)	—	(929)

NET INCOME (LOSS)	$(10,055)	$13,203	$(13,203)	$(10,055)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	March 31, 2005
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,551	$112,733	$—	$116,284
Accounts receivable	—	169,223	—	169,223
Prepaid expenses and other current assets	1,289	34,170	—	35,459

Total current assets	4,840	316,126	—	320,966
INTERCOMPANY RECEIVABLES	—	157,551	(157,551)	—
INVESTMENTS IN SUBSIDIARIES	371,010	—	(371,010)	—
RESTRICTED CASH	—	13,277	—	13,277
PROPERTY AND EQUIPMENT—Net	—	319,662	—	319,662
GOODWILL	—	83,754	—	83,754
OTHER INTANGIBLE ASSETS—Net	—	22,241	—	22,241
OTHER ASSETS	5,834	23,513	—	29,347

TOTAL ASSETS	$381,684	$936,124	$(528,561)	$789,247

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,053	$108,256	$—	$110,309
Accrued interconnection costs	—	71,915	—	71,915
Deferred revenue	—	29,132	—	29,132
Accrued expenses and other current liabilities	514	34,524	—	35,038
Accrued income taxes	4,896	15,954	—	20,850
Accrued interest	5,570	4,957	—	10,527
Current portion of long-term obligations	—	15,350	—	15,350

Total current liabilities	13,033	280,088	—	293,121
INTERCOMPANY PAYABLES	157,551	—	(157,551)	—
LONG-TERM OBLIGATIONS	281,734	358,573	—	640,307
OTHER LIABILITIES	—	1,313	—	1,313

Total liabilities	452,318	639,974	(157,551)	934,741

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	901	—	—	901
Additional paid-in capital	658,750	1,161,937	(1,161,937)	658,750
Accumulated deficit	(730,285)	(790,927)	790,927	(730,285)
Accumulated other comprehensive loss	—	(74,860)	—	(74,860)

Total stockholders’ equity (deficit)	(70,634)	296,150	(371,010)	(145,494)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$381,684	$936,124	$(528,561)	$789,247

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,967	$47,701	$—	$49,668
Accounts receivable	—	190,208	—	190,208
Prepaid expenses and other current assets	1,214	36,251	—	37,465

Total current assets	3,181	274,160	—	277,341
INTERCOMPANY RECEIVABLES	—	158,896	(158,896)	—
INVESTMENTS IN SUBSIDIARIES	407,952	—	(407,952)	—
RESTRICTED CASH	—	16,963	—	16,963
PROPERTY AND EQUIPMENT—Net	—	326,646	—	326,646
GOODWILL	—	83,346	—	83,346
OTHER INTANGIBLE ASSETS—Net	—	27,200	—	27,200
OTHER ASSETS	6,144	20,960	—	27,104

TOTAL ASSETS	$417,277	$908,171	$(566,848)	$758,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,197	$122,805	$—	$125,002
Accrued interconnection costs	—	80,048	—	80,048
Deferred revenue	—	35,219	—	35,219
Accrued expenses and other current liabilities	1,577	31,405	—	32,982
Accrued income taxes	3,863	15,643	—	19,506
Accrued interest	5,139	8,669	—	13,808
Current portion of long-term obligations	—	17,122	—	17,122

Total current liabilities	12,776	310,911	—	323,687
INTERCOMPANY PAYABLES	158,896	—	(158,896)	—
LONG-TERM OBLIGATIONS	281,734	260,496	—	542,230
OTHER LIABILITIES	—	1,439	—	1,439

Total liabilities	453,406	572,846	(158,896)	867,356

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	900	—	—	900
Additional paid-in capital	658,629	1,161,937	(1,161,937)	658,629
Accumulated deficit	(695,658)	(753,985)	753,985	(695,658)
Accumulated other comprehensive loss	—	(72,627)	—	(72,627)

Total stockholders’ equity (deficit)	(36,129)	335,325	(407,952)	(108,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$417,277	$908,171	$(566,848)	$758,600

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31, 2005
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,627)	$(36,942)	$36,942	$(34,627)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	5,986	—	5,986
Depreciation and amortization	—	22,963	—	22,963
Equity in net income of subsidiary	36,942	—	(36,942)	—
Equity investment loss	—	281	—	281
Minority interest share of loss	—	(123)	—	(123)
Unrealized foreign currency transaction loss on intercompany and foreign debt	170	1,263	—	1,433
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	12,459	—	12,459
Increase in prepaid expenses and other current assets	(74)	1,434	—	1,360
Decrease in restricted cash	—	3,640	—	3,640
Decrease in other assets	310	307	—	617
(Increase) decrease in intercompany balance	(1,515)	1,515	—	—
Decrease in accounts payable	(143)	(11,806)	—	(11,949)
Decrease in accrued interconnection costs	—	(7,329)	—	(7,329)
Decrease in accrued expenses, other current liabilities, accrued income taxes and other liabilities	(32)	(1,687)	—	(1,719)
Increase (decrease) in accrued interest	431	(3,712)	—	(3,281)

Net cash provided by (used in) operating activities	1,462	(11,751)	—	(10,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(14,234)	—	(14,234)
Cash used for business acquisitions, net of cash acquired	—	(165)	—	(165)

Net cash used in investing activities	—	(14,399)	—	(14,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	97,000	—	97,000
Principal payments on capital leases, vendor financing and other long-term obligations	—	(5,310)	—	(5,310)
Proceeds from sale of common stock	122	—	—	122

Net cash provided by financing activities	122	91,690	—	91,812

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(508)	—	(508)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,584	65,032	—	66,616
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,967	47,701	—	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,551	$112,733	$—	$116,284

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,055)	$13,203	$(13,203)	$(10,055)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	2,825	—	2,825
Depreciation and amortization	—	23,507	—	23,507
Equity in net income of subsidiary	(13,203)	—	13,203	—
Equity investment loss	—	13	—	13
Loss on early extinguishment of debt	13,698	495	—	14,193
Minority interest share of loss	—	(132)	—	(132)
Unrealized foreign currency transaction loss on intercompany and foreign debt	—	835	—	835
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	1,466	—	1,466
(Increase) decrease in prepaid expenses and other current assets	39	(1,500)	—	(1,461)
(Increase) decrease in other assets	379	(1,505)	—	(1,126)
(Increase) decrease in intercompany balance	207,512	(207,512)	—	—
Increase (decrease) in accounts payable	369	(8,032)	—	(7,663)
Decrease in accrued expenses, other current liabilities, accrued income taxes and other liabilities	(469)	(6,085)	—	(6,554)
Increase (decrease) in accrued interest	(6,158)	3,889	—	(2,269)

Net cash provided by (used in) operating activities	192,112	(178,533)	—	13,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(9,773)	—	(9,773)
Cash used for business acquisitions, net of cash acquired	—	(17,579)	—	(17,579)

Net cash used in investing activities	—	(27,352)	—	(27,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	233,000	—	233,000
Purchase of the Company’s debt securities	(192,259)	—	—	(192,259)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(16,196)	—	(16,196)
Proceeds from sale of common stock	718	—	—	718

Net cash used in financing activities	(191,541)	216,804	—	25,263

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(24)	—	(24)

NET CHANGE IN CASH AND CASH EQUIVALENTS	571	10,895	—	11,466
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,786	62,280	—	64,066

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,357	$73,175	$—	$75,532

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are an integrated telecommunications services provider offering a portfolio of international and domestic voice, wireless, Internet, voice-over-Internet protocol (VOIP), data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom and western Europe. Our focus is to service the demand for high quality, competitively priced international communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of broadband, Internet, VOIP, wireless and data traffic.

Recent Product Initiatives Overview

We have selectively targeted opportunities for us to participate in major growth areas for telecommunications—local, wireless and broadband (including VOIP), which we call our new initiatives or new strategic initiatives. These initiatives have been accelerated in response to competitive developments described under “—Recent Competitive Developments; Acceleration of our Integrated Product Response.” Our approach in these areas has common elements: focus on bundling services to end-user customers with international calling patterns; leverage our existing global voice, data and Internet network; and utilize established distribution channels and back-office systems. The year 2004 was highlighted by the accelerated implementation of our new strategic initiatives, which we continued into the first quarter ended March 31, 2005.

We believe the local services market is a major opportunity for revenue growth for us. We recently began offering local line service and wireless services in Canada on a resale basis. We plan to bundle these services with our other product offerings of long distance voice and Internet access, in competition with the incumbent local exchange carriers (ILECs). We are currently a local resale service provider in Australia, bundling the product with long distance, dial-up Internet access and resale broadband digital subscriber line (DSL) services. The ability to bundle local and broadband services for our existing customer base and attract new customers to our existing services presents future growth opportunities for us.

Our wireless initiative seeks to target as potential new customers wireless users in our existing major markets—Europe, United States, Canada, and Australia—who wish to make international calls using their wireless phones, as well as customers whose calls are mostly local and domestic long distance. Currently, many wireless users are blocked by their service provider from making international calls, and those that can make international calls are charged excessively high rates. In Europe, through a combination of reseller service initiatives, including “dial-around” services, prepaid services, special PIN (personal identification number) services, and PRIMUS-branded “intelligent” handsets, we have targeted the users of wireless carriers and offer substantially reduced international rates. Even with reduced rates, we believe our services have the potential to generate substantial margins. The wireless customer would not be required to change their underlying wireless service provider—what we offer is a value-added service that will provide a customer substantial cost savings on international calls, although we do also offer Primus-branded wireless services on a resale basis. The current high rates for international calls from wireless phones have artificially suppressed this potentially large market; we intend to make international calling easy and affordable for wireless users.

The target customers for our broadband VOIP products will ultimately be anyone who has a broadband connection anywhere in the world. We have been in the carrier VOIP market now for several years and carried over one billion minutes of international voice traffic in 2004 over the public Internet. Starting in 2004, we introduced retail VOIP products in Canada and the United States. In January 2004, we launched our VOIP TalkBroadband® service in Canada. In June 2004, we launched our Lingo® product in the United States, which offers unlimited calling plans including destinations in western Europe and certain countries in Asia, unlimited calling between two Lingo subscribers and the issuance of phone numbers that are local for calls originating in certain foreign countries. We are in the process of building our own DSL network infrastructure in Australia and offer standard voice and broadband Internet services to residential customers, as well as voice, broadband and data services to business customers.

We anticipate that these three additional product lines—local, wireless and broadband—have the potential to drive future growth in our revenues.

Recent Competitive Developments; Acceleration of Our Integrated Product Response

Our first quarter 2005 operating results reflect revenue declines in our European prepaid services business caused by continuing competitive pressures, as well as the effect of a recent United Kingdom (UK) court decision which favored our competitors. Essentially, the court ruling permitted competitors who operate specifically from Ireland to issue, within the UK, credit vouchers containing prepaid long distance telecommunications services without having to collect value-added tax (VAT), which is currently at a rate of 17.5%. As a licensed, facilities based operator in the UK, we are required to collect and remit VAT on our prepaid services sold in the UK. Accordingly, we build VAT into the price of our services. As a consequence of the court’s decision, our competitors’ products had no VAT factored into their price, making their products an attractive lower cost alternative. Thus our products became uncompetitive from a pricing standpoint in the UK market. Our prepaid services sales in the UK declined substantially during the first quarter ended March 31, 2005. We have begun the process of reestablishing our prepaid business as a provider of telecommunications network services to retail service distributors providing credit vouchers in the UK market. We expect a further decline in UK prepaid services revenue in the second quarter ending June 30, 2005 as we transition our business to this new model in response to this competitive and regulatory driven development.

Our operating results reflect increased competition from product bundling in virtually all of our markets, product substitution (e.g., wireless for fixed line; broadband for dial-up internet); declining usage patterns for traditional fixed line voice services as use of wireless, e-mail and instant messaging services expand, together with continued competitive pricing pressures. As a result, our revenue growth and profitability have been strongly challenged by a changing industry environment, and this has caused variability in our quarterly operating results, as described below. During the first quarter of 2004 we experienced pricing pressure on our core long distance services, reduced margins on our resale of DSL in Australia and significant churn in our dial-up Internet service provider (ISP) products in Australia. In the last three quarters of 2004, this competitive challenge became more intense when major incumbent carriers in many of our markets reduced pricing on long distance offerings to encourage customers to subscribe to their bundled local, wireless and broadband services.

Operating results for the first quarter ended March 31, 2005 reflect greater than expected sequential revenue erosion of approximately $15 million of our high-margin core long distance and dial-up ISP businesses. In addition operating results were adversely impacted by a net revenue decline of $23 million in our European prepaid services business as compared to the prior quarter. Including the effect of these developments, the ongoing impact of significant investments in our new initiatives, and a $4 million charge for increased reserves on the European wireless handset inventory and receivables, loss from operations was ($17) million as compared to break-even for the quarter ended December 31, 2004.

We are executing our strategy of offering a broader portfolio of services, including voice, DSL, wireless and VOIP services to strengthen our competitive position in our major markets. Our major challenge continues to be generating contribution from our new initiatives at rates that exceed the declining contribution from our core long distance and dial-up ISP businesses. Growth from our new initiatives, however, is continuing at anticipated levels.

Our response to this new competitive reality has been to take immediate steps to accelerate our transformation from being a long distance voice and dial-up ISP carrier into an integrated wireline, wireless and broadband services provider. This was a transformation we believe we had to make to remain competitive, and it was the basis for our new strategic initiatives in local, wireless, broadband and VOIP services. Although the aggregate revenues are still modest in comparison to last year’s $1.4 billion revenue base, revenues from these initiatives have increased significantly during the three months ended March 31, 2005 as compared to the three months ended December 31, 2004. Given these early results and the ongoing competitive pressures in the marketplace, we revised our initial plans for a measured roll-out of our new products and services and have been accelerating the implementation of these initiatives since the second half of 2004, including a DSL network build-out in Australia. We believe these efforts will enhance our bundled service capabilities, and as a result, those efforts should reduce the competitive vulnerability of our core, high margin, retail long distance business, which is eroding faster than anticipated. They will also provide us with long-term growth potential in local, wireless and broadband markets where we have previously not been a significant provider.

Overview of Historic Global Operations

Generally, we price our services competitively with the major carriers operating in our principal service regions. We seek to continue to generate net revenue through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, wireless, VOIP, high speed and dial-up Internet and data), including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, particularly ethnic customers, and other telecommunications carriers and resellers.

Prices in the long distance industry have declined in recent years, and as competition continues to increase in each of the service segments and each of the product lines, we believe that prices are likely to continue to decrease. Long distance minutes of use per customer also continues to decline at greater than anticipated rates as more customers are using wireless phones and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice; broadband for dial-up ISP services) has resulted in revenue declines in our core long distance voice and dial-up ISP businesses. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition from the existing wireline and wireless competitors and from new entrants, such as cable companies and VOIP companies, which could continue to adversely affect our net revenue per minute.

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

In most countries, we generally realize a higher margin on our international long distance as compared to our domestic long distance services and a higher margin on our services to both business and residential customers compared to those realized on our services to other telecommunications carriers. At the current time, we generally realize a higher margin on long distance services as compared to those realized on local switched and wireless services, many of which are resold. We also generally realize a higher margin on our Internet access, data services, and retail broadband and VOIP services as compared to voice services. Carrier services over a fixed line network, which generate a lower margin than retail business and residential services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows us to obtain greater volume discounts from our suppliers than we otherwise would realize. Also, carrier services over Internet protocol (IP) have higher margins than carrier services over a fixed line network. Overall carrier revenue accounted for 20% and 19% of total net revenue for the three months ended March 31, 2005, and 2004, respectively. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; Internet, VOIP and data services versus voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Increased pressure will occur on our margin from customer set-up fees as we accelerate customer additions with our new product initiatives. For example, we pay a charge to transfer a new local customer in Canada, and in Australia, charges to migrate DSL and local customers. However, migrating customers to our own networks such as the DSL network being constructed in Australia enables us to increase our margin on such services as compared to resale of services using other carriers’ networks.

Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and administrative costs. All selling, general and administrative expenses are expensed when incurred, with the exception of direct-response advertising, which is expensed in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” To further deploy and to promote our new initiatives and to defend our existing core businesses against increased competitive threats, our sales and marketing expenses and advertising have been increased as a percentage of net revenue in the near term. We do not anticipate meaningful revenue contributions from the new initiatives until the latter half of 2005. Margin will also be limited by one-time fees associated with the migration of local and broadband customers and the costs of marketing our new initiatives.

We will continue to reduce debt through regularly scheduled principal payments.

Foreign currency can have a major impact on our financial results. Currently in excess of 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Australian dollar (AUD), USD/Canadian dollar (CAD), USD/British pound (GBP), and USD/Euro dollar (EUR). Due to the large percentage of our revenue derived outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies, could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months ended March 31, 2005 and 2004 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the three months ended
	March 31, 2005	March 31, 2004	Variance	Variance %
Canada	$62,996	$61,730	$1,266	2%
Australia	$92,522	$101,062	$(8,540)	(8)%
United Kingdom	$45,328	$50,485	$(5,157)	(10)%
Europe*	$46,549	$51,106	$(4,557)	(9)%

Net Revenue by Location—in Local Currencies

	For the three months ended
	March 31, 2005	March 31, 2004	Variance	Variance %
Canada (in CAD)	77,251	81,352	(4,101)	(5)%
Australia (in AUD)	119,098	132,144	(13,046)	(10)%
United Kingdom (in GBP)	23,991	27,458	(3,467)	(13)%
Europe* (in EUR)	35,508	40,919	(5,411)	(13)%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2004 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue and valuation of long-lived assets. No significant changes in our critical accounting policies have occurred since December 31, 2004.

Results of Operations

Results of operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004

Net revenue decreased $34.3 million or 9.9% to $313.7 million for the three months ended March 31, 2005 from $348.0 million for the three months ended March 31, 2004. Our data/Internet and VOIP revenue contributed $47.0 million and $22.5 million, respectively, for the three months ended March 31, 2005, as compared to $40.5 million and $19.1 million, respectively, for the three months ended March 31, 2004.

United States and Other: United States and Other net revenue decreased $17.4 million or 24.0% to $55.7 million for the three months ended March 31, 2005 from $73.1 million for the three months ended March 31, 2004. The decrease is primarily attributed to a decrease of $9.1 million in retail voice services (including declines in residential and small business voice services and prepaid services), a decrease of $11.2 million in carrier services and a $0.9 million decrease in Internet services which was partially offset by an increase of $4.1 million in retail VOIP.

Canada: Canada net revenue increased $1.3 million or 2% to $63.0 million for the three months ended March 31, 2005 from $61.7 million for the three months ended March 31, 2004. The increase is primarily attributed to an increase of $7.2 million in new initiatives which include local, VOIP and wireless services, $5.6 million increase in Internet services (mainly due to the April 2004 acquisition of Magma) and an increase of $1.5 million in prepaid services, which was partially offset by a decrease of $12.4 million in retail voice services and $0.6 million in carrier services. The strengthening of CAD against the USD accounted for a $4.6 million increase to revenue, which is included in the services explanation above, when comparing the exchange rates for the three months ended March 31, 2005 to the three months ended March 31, 2004.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended		Year-over-Year
	March 31, 2005 Net Revenue	March 31, 2004 Net Revenue	Variance	Variance %
United States	$54,910	$72,092	$(17,182)	(24)%
Canada	$62,996	$61,730	$1,266	2%
Other	$740	$1,025	$(285)	(28)%

Europe: European net revenue decreased $9.3 million or 8.8% to $96.8 million for the three months ended March 31, 2005 from $106.0 million for the three months ended March 31, 2004. The decrease is primarily attributable to a decrease of $7.0 million in prepaid services, primarily in the UK and Netherlands, a $5.7 million decrease in retail voice services and a $0.8 million decrease in wireless services, partially offset by an increase of $4.9 million in carrier services. The European prepaid services business declined primarily in the UK due to a recent UK court decision regarding the application of VAT which favored our competitors and made PRIMUS’ products uncompetitive from a pricing standpoint. The strengthening of the European currencies against the USD accounted for a $4.1 million increase to revenue, which is included in the services explanation above, when comparing the exchange rates for the three months ended March 31, 2005 to the three months ended March 31, 2004. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended March 31, 2005		For the three months ended March 31, 2004		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$45,328	47%	$50,485	48%	$(5,157)	(10)%
Netherlands	16,355	17%	21,618	20%	(5,263)	(24)%
Germany	12,419	13%	12,904	12%	(485)	(4)%
France	4,573	4%	5,163	5%	(590)	(11)%
Other	18,090	19%	15,878	15%	2,212	14%

Europe Total	$96,765	100%	$106,048	100%	$(9,283)	(9)%

Asia-Pacific: Asia-Pacific net revenue decreased $8.8 million or 8.2% to $98.3 million for the three months ended March 31, 2005 from $107.1 million for the three months ended March 31, 2004. The decrease is primarily attributable to a $7.5 million decrease in residential voice services, a $4.8 million decrease in dial-up Internet services and a $2.6 million decrease in business voice services, partially offset by a $6.5 million increase in Australia DSL services. The strengthening of the AUD against the USD accounted for a $1.8 million increase to revenue, which is included in the services explanation above, when comparing the exchange rates for the three months ended March 31, 2005 to the three months ended March 31, 2004. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended March 31, 2005		For the three months ended March 31, 2004		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$92,522	94%	$101,062	94%	$(8,540)	(8)%
Japan	3,054	3%	3,148	3%	(94)	(3)%
Other	2,731	3%	2,918	3%	(187)	(6)%

Asia-Pacific Total	$98,307	100%	$107,128	100%	$(8,821)	(8)%

Cost of revenue decreased $7.6 million to $202.1 million, or 64.2% of net revenue, for the three months ended March 31, 2005 from $209.7 million, or 60.2% of net revenue, for the three months ended March 31, 2004. We are experiencing a shift from higher margin core long distance and dial-up Internet revenues to a new product set that includes bundled services and lower margin prepaid and resold services.

United States and Other: United States and Other cost of revenue decreased $13.6 million primarily due to a decrease of $11.2 million in carrier services, $3.1 million in retail voice services, $0.9 million in Internet services and $0.8 million in prepaid services. The decreases were partially offset by an increase of $2.6 million in VOIP services as the business expands further.

Canada: Canada cost of revenue increased $2.4 million primarily due to an increase of $6.3 million in new initiatives, which include local, VOIP and wireless services, $1.6 million in Internet services and $1.4 million in prepaid services. The increases were partially offset by decreases in retail voice and carrier services of $6.5 million and $0.5 million, respectively. The strengthening of the CAD against the USD accounted for a $1.9 million increase to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the three months ended March 31, 2005 to the three months ended March 31, 2004.

Europe: European cost of revenue increased by $4.7 million. The increase is primarily attributable to a $5.5 million increase in carrier services including increases of $3.3 million in the UK and $2.4 million in Italy. Wireless services increased $3.2 million in the UK as a result of increased reserves on our wireless handset inventory. The increases were partially offset by decreases in prepaid services of $1.9 million, primarily in the UK and Netherlands, and retail voice of $2.5 million, primarily in the UK and Austria of $1.6 million and $1.3 million, respectively. The strengthening of the European currencies against the USD accounted for a $2.8 million increase to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the three months ended March 31, 2005 to the three months ended March 31, 2004.

Asia-Pacific: Asia-Pacific cost of revenue decreased $1.1 million primarily due to a $0.9 million decrease in Australia. Residential and business voice cost of revenue declined $0.7 million and $1.2 million, respectively, and dial-up Internet services decreased $2.0 million. The decrease was partially offset by an increase of $3.2 million in DSL services. Strengthening of the AUD against the USD accounted for a $0.9 million increase to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the three months ended March 31, 2005 to the three months ended March 31, 2004.

Selling, general and administrative expenses increased $11.2 million to $105.5 million, or 33.6% of net revenue, for the three months ended March 31, 2005 from $94.3 million, or 27.1% of net revenue, for the three months ended March 31, 2004. The increase in selling, general and administrative expenses is attributable to a $6.0 million increase in salaries and benefits which reflects additional spending for VOIP, local, broadband and wireless initiatives, a $2.9 million increase in professional fees which includes efforts related to Sarbanes-Oxley compliance and an increase of $4.6 million in advertising for new initiatives. These increases are partially offset by a decrease of $5.4 million in sales and marketing expenses, primarily related to the decrease in commissions expense on prepaid services.

Depreciation and amortization expense decreased $0.5 million to $23.0 million for the three months ended March 31, 2005 from $23.5 million for the three months ended March 31, 2004. The decrease consists of a decrease in depreciation expense of $0.7 million offset by an increase in amortization expense of $0.2 million.

Gain (loss) on early extinguishment of debt was ($14.2) million for the three months ended March 31, 2004. The ($14.2) million loss in the three months ended March 31, 2004 consisted of $11.4 million in premium payments related to our purchase of $180.9 million in principal amount of senior notes and a $2.8 million write-off of deferred financing costs.

Interest expense decreased $2.7 million to $12.4 million for the three months ended March 31, 2005 from $15.1 million for the three months ended March 31, 2004. The decrease is a result of $4.6 million in interest saved from the reduction of senior debt and other refinancing arrangements in the past twelve months, offset by $2.0 million in interest expense from our note and loan offerings in January 2004 and February 2005.

Foreign currency transaction loss was a loss of $3.1 million for the three months ended March 31, 2005 as compared to a loss of $1.1 million for the three months ended March 31, 2004. The decrease is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense increased to $2.5 million for the three months ended March 31, 2005 from $0.9 million for the three months ended March 31, 2004. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiary by our Canadian and Australian subsidiaries.

Liquidity and Capital Resources

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and capacity, interest and principal payments on outstanding debt and other obligations, and acquisitions. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, credit agreements, vendor financing, capital lease financing and other financing arrangements.

Net cash used in operating activities was $10.3 million for the three months ended March 31, 2005 as compared to net cash provided by operating activities of $13.6 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, operations used $4.1 million of cash. We used $21.0 million to reduce our accounts payable, accrued interconnection costs, deferred revenue, accrued expenses, accrued income taxes and other liabilities, and $3.3 million was used to pay down accrued interest. During the three months ended March 31, 2005 cash was increased by a decrease in accounts receivable of $12.5 million, a reduction in restricted cash of $3.6 million and an increase in prepaid expenses and other current assets of $1.4 million. For the three months ended March 31, 2004, operations generated $31.2 million of cash, and a decrease in accounts receivable generated $1.5 million. During such period, we used $14.2 million to pay down our accounts payable, accrued interconnection costs, accrued interest, accrued expenses, deferred revenue, accrued income taxes and other liabilities, $2.3 million to pay down accrued interest and $2.6 million to increase inventories, prepaid expenses and other current and non-current assets.

Net cash used by investing activities was $14.4 million for the three months ended March 31, 2005 compared to net cash used by investing activities of $27.4 million for the three months ended March 31, 2004. Net cash used by investing activities during the three months ended March 31, 2005 included $14.2 million of capital expenditures primarily for additions to our global network, especially the Australian DSL network, and back office support systems. Net cash used by investing activities during the three months ended March 31, 2004 included $9.8 million of capital expenditures primarily for global network and back office support systems, along with cash used for business acquisitions in the amount of $17.6 million – mostly for AOL/7 Pty Ltd in Australia.

Net cash provided by financing activities was $91.8 million for the three months ended March 31, 2005 as compared to net cash used in financing activities of $25.3 million for the three months ended March 31, 2004. During the three months ended March 31, 2005, cash provided by financing activities consisted of $97.0 million primarily from the issuance of our $100 million senior secured term loan facility, net of $3.0 million in financing costs, slightly offset by $5.3 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the three months ended March 31, 2004, cash provided by financing activities consisted of $233.0 million from the issuance of our 8% senior notes due 2014 (“2004 Senior Notes”), offset by $192.3 million used for the purchase or redemption of certain of our debt securities and $16.2 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements and other fixed obligations (such as capital leases, leased fiber capacity, financing facilities and other long-term obligations), capital expenditures, resolution of vendor disputes, and other cash needs for our operations through at least the next year. To reduce the impact of faster than expected revenue declines, we expect to implement cost reductions that are targeted to achieve annualized savings of at least $20 million. Other long-term projects may require the issuance of additional debt or equity. We believe our aggregate capital expenditures will be approximately $50 million to $60 million in 2005. We will continue to have significant debt and debt service obligations during the next year and on a long-term basis. As a result, there can be no assurance that changes in assumptions or conditions, including those referenced under “Legal Proceedings” and “Special Note Regarding Forward–Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity position. As of March 31, 2005, we have $16.6 million in future minimum purchase obligations, $50.8 million in future operating lease payments and $655.7 million of indebtedness with payments of principal and interest due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility	Senior Notes	Senior Convertible Notes	Other Long-Term Obligations	Convertible Subordinated Debentures	Purchase Obligations	Operating Leases	Total
2005 (as of March 31, 2005)	$12,754	$9,322	$19,933	$2,475	$2,421	$1,930	$8,150	$13,763	$70,748
2006	15,071	10,265	29,333	4,950	3,552	3,859	8,400	11,934	87,364
2007	5,522	10,171	29,333	4,950	673	69,049	0	9,584	129,282
2008	2,035	10,077	29,333	4,950	158	0	0	7,293	53,846
2009	275	9,983	111,948	4,950	32	0	0	4,847	132,035
Thereafter	—	104,140	319,600	136,950	167	0	0	3,413	564,270

Total Minimum Principal & Interest Payments	35,657	153,958	539,480	159,225	7,003	74,838	16,550	50,834	1,037,545
Less: Amount Representing Interest	(3,422)	(53,958)	(221,865)	(27,225)	(315)	(7,719)	—	—	(314,504)

	$32,235	$100,000	$317,615	$132,000	$6,688	$67,119	$16,550	$50,834	$723,041

The indentures governing the senior notes, convertible senior notes and convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by our subsidiaries. We were in compliance with the above covenants at March 31, 2005.

The purchase price for Telesonic Communications, Inc. (“TCI”), a Canadian prepaid services company, may increase based on additional consideration to be paid, as provided by the terms of the acquisition agreement, if the acquired company’s adjusted revenues exceed certain targeted levels through May 2005, with no stated maximum.

MCI (WorldCom). MCI and several of our subsidiaries in Europe had various disputes regarding the provision of transmission capacity and related operations and maintenance charges and telecommunications traffic associated with interconnection agreements over a period of several years in Europe. In March 2005, we and certain subsidiaries and MCI and certain subsidiaries of MCI agreed to settle all of these matters in full for $11 million, paid over five installments in 2005. As of December 31, 2004, the full $11 million settlement was accrued and $5.0 million remained payable as of March 31, 2005. The $5.0 million is recorded as accrued interconnection costs on our balance sheet and is not reflected in the table above.

From time to time, we maintain a dialogue with potential debt and equity investors for raising capital for additional liquidity, debt reduction, refinancing of existing indebtedness and for additional working capital and growth opportunities. There can be no assurance we will be successful in these efforts to obtain any such financing on acceptable terms or at all. If we are successful in raising additional financing, securities comprising a significant percentage of our diluted capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change or prove inaccurate, including those with respect to our debt levels, competitive developments, developments affecting our network or new product initiatives, services, operations or cash from operating activities, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected. In such circumstances, there can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms.

In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described herein under “Special Note Regarding Forward–Looking Statements,” the most efficient use of our capital, including investment in our new product initiatives, network, systems and lines of business, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities and other instruments in privately negotiated transactions, open market transactions or by other means directly or indirectly to the extent permitted by our existing covenant restrictions.

We have contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. We do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $8.1 million and $8.4 million total remaining in 2005 and 2006, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which revised SFAS No. 123. This statement supercedes Accounting Principles Board (“APB”) Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim reporting period beginning after December 15, 2005. We will adopt the statement on January 1, 2006, as required. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma loss and loss per common share in the stock-based compensation accounting policy included in Note 2 to the consolidated condensed financial statements.

Special Note Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q and elsewhere constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	expectations of future growth, revenue, foreign revenue contributions and net income, as well as income from operations, earnings per share, cash flow, working capital, network development, spending on and success with new product initiatives, including the development of broadband Internet, VOIP, wireless and local services, traffic development, capital expenditures, selling, general and administrative expenses, goodwill impairment charges, service introductions and cash requirements;

•	increased competitive pressures, declining usage patterns, and accelerated response involving new product initiatives, bundled service offerings and DSL network build-out;

•	financing, refinancing and/or debt repurchase, restructuring or exchange plans or initiatives;

•	liquidity and debt service forecasts;

•	assumptions regarding currency exchange rates;

•	cost reduction initiatives;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, product plans and performance;

•	the impact of matters described under “Business—Legal Proceedings” in our most recently filed annual report on Form 10-K; and

•	management’s assessment of market factors and competitive developments.

Factors and risks, including certain of those described in greater detail herein, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include, without limitation:

•	changes in business conditions causing changes in the business direction and strategy by management;

•	accelerated competitive pricing and bundling pressures in the markets in which we operate, particularly from ILECs;

•	risks, delays and costs in seeking to reestablish our prepaid services business managed in Europe;

•	accelerated decrease in minutes of use on wireline phones;

•	fluctuations in the exchange rates of currencies, particularly any strengthening of the USD relative to foreign currencies of the countries where we conduct our foreign operations;

•	adverse interest rate developments;

•	difficulty in maintaining or increasing customer revenues and margins through our new product initiatives and bundled service offerings, and difficulties, costs and delays in constructing and operating a proposed DSL network in Australia, and migrating broadband and local customers to such network;

•	inadequate financial resources to promote and to market the new product initiatives;

•	fluctuations in prevailing trade credit terms or revenues due to the adverse impact of, among other things, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers;

•	the possible inability to raise additional capital when needed, on attractive terms, or at all;

•	the inability to reduce, repurchase, exchange or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;

•	further changes in the telecommunications or Internet industry, including rapid technological changes, regulatory changes in our principal markets and the nature and degree of competitive pressure that we may face;

•	adverse tax or regulatory rulings from applicable authorities;

•	broadband, DSL, Internet, wireless, VOIP and telecommunications competition;

•	changes in financial, capital market and economic conditions;

•	changes in service offerings or business strategies, including the need to modify business models if performance is below expectations;

•	difficulty in retaining existing long distance wireline and dial-up ISP customers;

•	difficulty in migrating or retaining customers associated with recent acquisitions of customer bases, or integrating other assets;

•	difficulty in selling new services in the marketplace;

•	difficulty in providing broadband, DSL, local, VOIP or wireless services;

•	changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate, including recent judicial decisions in the United Kingdom involving the imposition of VAT on prepaid calling card services which could adversely affect revenues and margins;

•	restrictions on our ability to follow certain strategies or complete certain transactions as a result of our inexperience with new product initiatives, our capital structure or debt covenants;

•	risks associated with our limited DSL, Internet, VOIP, Web hosting and wireless experience and expertise, including cost effectively utilizing new marketing channels such as interactive marketing utilizing the Internet;

•	entry into developing markets;

•	aggregate margin contribution from the new initiatives are not sufficient in amount or timing to offset the margin decline in our long distance voice and dial-up ISP businesses;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel, and to manage growth;

•	risks associated with international operations;

•	dependence on effective information systems;

•	dependence on third parties to enable us to expand and manage our global network and operations and to offer broadband, DSL, local, VOIP and wireless services;

•	dependence on the implementation and performance of our global standard asynchronous transfer mode and Internet-based protocol (ATM+IP) communications network;

•	adverse outcomes of outstanding litigation matters;

•	adverse Federal Communications Commission (FCC) rulings or fines affecting our operations;

•	the potential elimination or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to significant issuances of equity securities, changes in ownership or other circumstances, which carryforwards would otherwise be available to reduce future taxable income; and

•	the outbreak or escalation of hostilities or terrorist acts and adverse geopolitical developments.

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

Liquidity Restrictions; Possible Inability to Obtain Necessary Financing. We believe that our existing cash and internally generated funds will be sufficient to fund our operations, debt service requirements, capital expenditures, acquisitions and other cash needs for our operations at least through the next year. However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief, particularly as aggressive pricing and bundling strategies by certain incumbent carriers and ILECs that have intensified competitive pressures in the markets where we operate. The aggregate anticipated margin contribution from our new initiatives may not be adequate in amount or timing to offset the declines in margin from our core business. See also information under “Liquidity and Capital Resources–Short- and Long-Term Liquidity

Considerations and Risks” and in this “Special Note Regarding Forward-Looking Statements.” If adverse events referenced therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

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

Limited Experience in Delivering New Product Initiatives and in Providing Bundled Local, Wireless, Broadband, DSL, Internet, Data and VOIP Services. During 2004, we accelerated initiatives to provide wireless, broadband, VOIP and local wireline services in certain markets where we operate. During the third quarter of 2004 we accelerated initiatives to become an integrated wireline, wireless and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline and dial-up ISP customers to our competitors’ bundled wireless, wireline and broadband service offerings. Our experience in providing these new products in certain markets and in providing these bundled service offerings is limited. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expect that we will experience increased competition from traditional telecommunications carriers and cable companies and other new entrants that expand into the market for broadband, VOIP, Internet services and traditional voice services. Therefore, future operations involving these individual or bundled services may not succeed in this new competitive environment, and we may not be able to expand successfully; may experience margin pressure; may face quarterly revenue and operating results variability; and have heightened difficulty in establishing future revenues or results. As a result, there can be no assurance that we will reverse recent revenue declines or maintain or increase revenues or be able to generate income from operations or net income in the future or on any predictable or timely basis.

Pricing and Bundling Pressure. The long distance telecommunications, Internet, broadband, DSL, data and wireless industry is significantly influenced by the marketing and pricing decisions of the larger long distance industry, Internet access, broadband, DSL and wireless business participants. Prices in the long distance industry have continued to decline in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Our competitors in our core markets include, among others: AT&T, MCI, Sprint, the regional bell operating companies (RBOCs) and the major wireless carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, CallNet, Allstream (formerly AT&T Canada) and the major wireless and cable companies in Canada; and BT, Cable & Wireless United Kingdom, MCI, Colt Telecom, Energis and the major wireless carriers in the United Kingdom. Customers frequently change long distance providers and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is becoming similar to the intense competition in the United States. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower debt leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, Canada and Australia and the major wireless carriers and cable companies, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls. This strategy of our competitors could have a material adverse effect on our net revenue per minute, results of operations and financial condition if our pricing, set to remain competitive, is not offset by similar declines in our costs. Many companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future and may face quarterly revenue and operating results variability and have heightened difficulty in estimating future revenues or results.

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

Historical and Future Operating Losses and Net Losses. As of March 31, 2005, we had an accumulated deficit of $(730.3) million. The Company incurred net losses of $(63.6) million in 1998, $(112.7) million in 1999, $(174.7) million in 2000, $(306.2) million in 2001, $(34.6) million in 2002, $(10.6) million in 2004 and $(34.6) for the three months ended March 31, 2005. During the year ended December 31, 2003, we recognized net income of $54.8 million, of which $39.4 million is the positive impact of foreign currency transaction gains, but that net income should not necessarily be considered to be indicative of future results given our present competitive challenges. We cannot assure you that we will recognize net income, or reverse net revenue declines in future periods. If we cannot generate net income or operating profitability, we may not be able to meet our debt service or working capital requirements.

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

Intense Competition in Telecommunications. The local and long distance telecommunications, data, broadband, Internet, VOIP and wireless industry is intensely competitive with relatively limited barriers to entry in the more deregulated countries in which we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, cable television companies, who would offer voice, broadband, Internet access and television, and electric power utilities who would offer voice and broadband Internet access. For example, the United States and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the United States, as certain conditions have been met under the Telecommunications Act of 1996, the RBOCs have been allowed to enter the long distance market, AT&T, MCI and other long distance carriers have been allowed to enter the local telephone services market (although recent judicial and regulatory developments have diminished the attractiveness of this opportunity), and many entities, including cable television companies and utilities, have been allowed to enter both the local service and long distance telecommunications markets. Moreover, the rapid enhancement of VOIP technology may result in increasing levels of traditional domestic and international voice long distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks such as ours. Currently, there are significant capital investment savings and cost savings associated with carrying voice traffic employing VOIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long distance voice services will decrease in order to be competitive with VOIP. Additionally, competition is expected to be intense to switch customers to VOIP product offerings, as is evidenced by numerous recent market announcements in the United States and internationally from industry leaders and competitive carriers concerning significant VOIP initiatives. Our ability effectively to retain our existing customer base and generate new customers, either through our network or our own VOIP offerings, may be adversely affected by accelerated competition arising as a result of VOIP initiatives. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

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

International Operations. We have significant international operations and, as of March 31, 2005, derive more than 80% of our revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to its switches within its territory. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

Foreign Exchange Risks. A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. For the three months ended March 31, 2005, our results were favorably impacted by a weakening of the USD compared to the foregoing currencies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulated other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

Government Regulation. Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Recent widespread regulatory changes in the United Kingdom and potential future regulatory, judicial, legislative and government policy changes in other jurisdictions where we operate could have a material adverse effect on us. Recent judicial decisions in the UK, involving the imposition of VAT on our prepaid calling card products and subsequent rulings that provided competitive advantage to offshore competitors materially impacted our first quarter 2005 revenues and margin, will result in a fundamental restructuring of our European prepaid card business and could adversely affect long-term future revenues and margin. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony and the need to provide emergency services; if regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and operating costs may increase; (3) general changes in access charges, universal service and regulatory fee payments would affect our cost of providing long distance services; and (4) general changes in access charges and contribution payments could adversely affect our cost of providing long distance, wireless, broadband, VOIP, local and other services. Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

Risk Related to Significant Sales of our Common Stock. Significant future sales of our common stock in the public market, including in particular the shares offered under the Common Stock Resale Registration (defined below) and the Note Registration Statement (defined below), could lower our stock price and impair our ability to raise funds in new stock offerings. There are 22,616,990 shares of common stock that were issued upon conversion of our Series C Preferred stock in November 2003 that are registered for resale under an effective registration statement (the “Common Stock Registration”) under the Securities Act, and up to 3,000,000 of these shares are subject to sale under a Rule 10b5-1 trading program that was put in place by several stockholders. These shares, in general, may be freely resold under the Securities Act pursuant to the Common Stock Registration. In addition, the holders of the 3 3/4% convertible senior notes due 2010 have a registration statement that has been declared effective under the Securities Act covering these notes and common stock issuable upon conversion of these notes (the “Note Registration Statement”). Sales of a substantial amount of common stock in the public market pursuant to the registration statements described above or Rule 144 under the Securities Act, or the perception that these sales may occur, could create selling pressure on our common stock and adversely affect the market price of our common stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in foreign currency exchange rates and to changes in interest rates.

Foreign currency—A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each respective entity. In the future we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. Due to the large percentage of our revenues derived outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies, could have an adverse impact on our future results of operations. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Prior to 2002, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from translation as a charge or credit to accumulated other comprehensive loss within the stockholders’ deficit section of the consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to such subsidiaries. As we are anticipating repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations.

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

In the three months ended March 31, 2005, the USD weakened compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (10)%, (5)%, (13)% and (13)% in local currency compared to the three months ended March 31, 2004, but increased (decreased) (9)%, 2%, (10)% and (9)% in USD, respectively.

Interest rates—A substantial majority of our long-term debt obligations are at fixed interest rates at March 31, 2005. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments. In February 2005, we obtained a $100 million senior secured term loan facility, which has a variable interest rate feature.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of March 31, 2005 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at March 31, 2005. In the case of the convertible senior notes and convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features.

	Year of Maturity						Total	Fair Value
	2005	2006	2007	2008	2009	Thereafter
	(in thousands, except percentages)
Fixed Rate	$13,224	$17,281	$72,996	$2,094	$82,912	$367,150	$555,657	$38,923
Average Interest Rate	7%	7%	6%	7%	13%	6%	7%

Variable Rate	$750	$1,000	$1,000	$1,000	$1,000	$95,250	$100,000	$100,000
Average Interest Rate	9%	9%	9%	9%	9%	9%	9%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Federal Securities Class Action. We and four of our officers (the “Primus Defendants”) were defendants in a consolidated class action in the United States District Court for the Eastern District of Virginia, “In re Primus Telecommunications Group, Incorporated Securities Litigation.” Plaintiffs sued on behalf of certain purchasers (the “Class”) of Primus securities between February 14, 2003 and July 29, 2004 (the “Class Period”). In December 2004, the plaintiffs filed their Consolidated and Amended Complaint (“CAC”). Plaintiffs alleged that the Primus Defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. Plaintiffs sought damages, among other things, on the theory that the Primus Defendants fraudulently published false and misleading statements and/or fraudulently concealed adverse, non-public information about Primus, thereby artificially inflating the price of Primus’s securities. The CAC also covered matters related to: (i) Primus Telecommunications, Inc.’s (“PTI’s”) acquisition in 2002 of Cable & Wireless’ customers in the United States and migration and attrition of such customers; (ii) VOIP initiatives and challenges faced by Primus with respect to launching the various VOIP products; and (iii) Primus’s network and decisions to lease capacity versus purchase capacity. The Primus Defendants filed a motion to dismiss the CAC in January 2005. On March 11, 2005, the court dismissed the CAC with prejudice. The court ruled that plaintiffs would not be permitted to amend further their complaint. The plaintiffs have not appealed the decision dismissing their complaint and the time in which to appeal has lapsed. Accordingly, this matter has been finally determined.

Shareholder Derivative Action. In September 2004, Richard J. Taddy filed a shareholder derivative action in the Alexandria Division of the United States District Court for the Eastern District of Virginia against members of Primus’s Board of Directors, a former director, a board observer and three of Primus’s executive officers (the “Primus Derivative Defendants”) on behalf of Primus for alleged violations of state law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Damages were sought based on allegations that, between “November 2003 and the present,” the Primus Derivative Defendants (1) publicly issued false and misleading statements and concealed adverse, non-public information about Primus, (2) engaged in, or permitted, illegal insider trading, and (3) engaged in, or permitted, various acts of “gross mismanagement” and “corporate waste.” In November 2004, the Primus Derivative Defendants filed a motion to dismiss the derivative action. In December 2004, the court granted Primus’s motion to dismiss the shareholder derivative action. The court dismissed the complaint because plaintiff failed to: (1) make a demand on Primus’s Board of Directors before filing the action as required by Delaware law or (2) allege with the requisite specificity that such a demand would have been futile. The court denied plaintiff’s request to amend the complaint and dismissed the complaint with prejudice. Plaintiff has appealed this decision to the 4th Circuit of the United States Court of Appeals. Primus intends to defend vigorously against the Shareholder Derivative Action. However, Primus’s ultimate legal and financial liability with respect to these matters cannot be estimated with certainty at this time. The Primus Derivative Defendants have certain insurance coverage for these matters. Nonetheless, an adverse result in excess of amounts covered by insurance could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Hondutel. In December 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, Inc. (“STSJ”), alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. We acquired TresCom in June 1998, and TresCom is a subsidiary of ours. Plaintiff is seeking approximately $14 million in damages, plus legal fees and costs. TresCom and STSJ filed an answer in January 2000, and discovery is scheduled to be completed in the quarter ending September 30, 2005. TresCom and STSJ have recorded an accrual for the amounts that management estimates to be the probable loss. The legal and financial liability with respect to this legal proceeding is not covered by insurance, and the ultimate liability, if any, cannot be estimated with certainty at this time. Accordingly, an adverse result for the full amount sought or some significant percentage thereof could have a material adverse effect on our financial results. We intend to defend the case vigorously. We believe that this suit will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Other. We are subject to certain other claims and legal proceedings that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to us. We believe that any aggregate liability that may ultimately result from the resolution of these other matters will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits (see index on page 46)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: May 10, 2005	By:	/s/ THOMAS R. KLOSTER
Thomas R. Kloster Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2005	By:	/s/ TRACY B. LAWSON
Tracy B. Lawson Vice President—Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications.

32	Certification*.

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.