Form 10-Q
period 2005-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2005-08-09
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2005
Common Stock $0.01 par value	98,817,576

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET REVENUE	$293,363	$331,615	$607,081	$679,638

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	196,531	199,035	398,626	408,692
Selling, general and administrative	98,668	95,407	204,201	189,724
Depreciation and amortization	21,769	23,140	44,732	46,647
Loss on sale of assets	—	1,873	—	1,873
Asset impairment write-down	578	—	578	—

Total operating expenses	317,546	319,455	648,137	646,936

INCOME (LOSS) FROM OPERATIONS	(24,183)	12,160	(41,056)	32,702
INTEREST EXPENSE	(13,581)	(11,579)	(26,023)	(26,658)
EQUITY INVESTMENT GAIN (LOSS)	32	(21)	(249)	(34)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(1,705)	297	(1,705)	(13,896)
INTEREST AND OTHER INCOME	1,008	573	1,584	1,322
FOREIGN CURRENCY TRANSACTION LOSS	(3,251)	(14,665)	(6,386)	(15,797)

LOSS BEFORE INCOME TAXES	(41,680)	(13,235)	(73,835)	(22,361)
INCOME TAX EXPENSE	(2,509)	(1,651)	(4,981)	(2,580)

NET LOSS	$(44,189)	$(14,886)	$(78,816)	$(24,941)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.49)	$(0.17)	$(0.87)	$(0.28)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	90,311	89,611	90,186	89,190

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,396	$49,668
Accounts receivable (net of allowance for doubtful accounts receivable of $21,107 and $20,032)	159,714	190,208
Prepaid expenses and other current assets	31,471	37,465

Total current assets	282,581	277,341
RESTRICTED CASH	13,186	16,963
PROPERTY AND EQUIPMENT—Net	312,565	326,646
GOODWILL	84,882	83,346
OTHER INTANGIBLE ASSETS—Net	18,400	27,200
OTHER ASSETS	31,401	27,104

TOTAL ASSETS	$743,015	$758,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$103,386	$125,002
Accrued interconnection costs	75,451	80,048
Deferred revenue	30,053	35,219
Accrued expenses and other current liabilities	37,960	32,982
Accrued income taxes	19,593	19,506
Accrued interest	14,711	13,808
Current portion of long-term obligations	16,944	17,122

Total current liabilities	298,098	323,687
LONG-TERM OBLIGATIONS	629,047	542,230
OTHER LIABILITIES	1,340	1,439

Total liabilities	928,485	867,356

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock: Series A and B, $0.01 par value—1,895,050 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—150,000,000 shares authorized; 92,945,449 and 90,011,899 shares issued and outstanding	929	900
Additional paid-in capital	665,546	658,629
Accumulated deficit	(774,474)	(695,658)
Accumulated other comprehensive loss	(77,471)	(72,627)

Total stockholders’ deficit	(185,470)	(108,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$743,015	$758,600

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,816)	$(24,941)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	13,438	7,483
Depreciation and amortization	44,732	46,647
Asset impairment write-down	578	—
Loss on sale of assets	—	1,873
Equity investment loss	249	34
Loss on early extinguishment of debt	1,705	13,896
Minority interest share of income	(248)	(234)
Unrealized foreign currency transaction loss on intercompany and foreign debt	3,856	14,470
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	10,860	10,178
(Increase) decrease in prepaid expenses and other current assets	4,410	(6,912)
(Increase) decrease in other assets	(1,751)	(929)
Decrease in accounts payable	(15,103)	(10,705)
Decrease in accrued interconnection costs	(2,281)	(12,782)
Increase (decrease), net, in deferred revenue, accrued expenses, accrued income taxes, other current liabilities and other liabilities	1,174	(5,602)
Increase in accrued interest	1,007	1,549

Net cash provided by (used in) operating activities	(16,190)	34,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,197)	(17,455)
Cash used for business acquisitions, net of cash acquired	(226)	(26,450)
(Increase) decrease in restricted cash	3,640	(199)

Net cash used in investing activities	(26,783)	(44,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	97,000	235,240
Purchase of the Company’s debt securities	—	(197,312)
Principal payments on capital leases, vendor financing and other long-term obligations	(10,977)	(19,611)
Proceeds from sale of common stock	178	1,029

Net cash provided by financing activities	86,201	19,346

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,500)	(6,984)

NET CHANGE IN CASH AND CASH EQUIVALENTS	41,728	2,283
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,668	64,066

CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,396	$66,349

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$23,739	$24,089
Cash paid for taxes	$1,649	$907
Non-cash investing and financing activities:
Capital lease additions	$778	$—
Leased fiber capacity additions	$—	$3,879
Property and equipment, accrued in current liabilities	$517	$—
Common stock issued for business acquisitions	$—	$6,072
Business acquisition, financed by long-term obligations	$2,250	$—

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET LOSS	$(44,189)	$(14,886)	$(78,816)	$(24,941)
OTHER COMPREHENSIVE LOSS, NET OF TAX— Foreign currency translation adjustment	(2,611)	(10,101)	(4,844)	(9,419)

COMPREHENSIVE LOSS	$(46,800)	$(24,987)	$(83,660)	$(34,360)

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (“the Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Stock-Based Compensation—At June 30, 2005, the Company had three stock-based employee compensation plans. The Company uses the intrinsic value method to account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Loss attributable to common stockholders, as reported	$(44,189)	$(14,886)	$(78,816)	$(24,941)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(931)	(490)	(1,862)	(892)

Pro forma loss attributable to common stockholders	$(45,120)	$(15,376)	$(80,678)	$(25,833)

Basic and diluted loss per common share:
As reported	$(0.49)	$(0.17)	$(0.87)	$(0.28)
Pro forma	$(0.50)	$(0.17)	$(0.89)	$(0.29)
Basic and diluted weighted average common shares outstanding	90,311	89,611	90,186	89,190

Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle to require retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 will be effective for a change in accounting principle in fiscal years beginning after December 15, 2005, with earlier application permitted. The Company believes the adoption of SFAS No. 154 will not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which revised SFAS No. 123. This statement supersedes APB Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. The Company will adopt the statement on January 1, 2006, as required. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma loss and loss per common share in the stock-based compensation accounting policy included in this Note to the consolidated condensed financial statements.

3. ACQUISITIONS

In December 2004, the Company’s wholly-owned subsidiary, Magma Communications Ltd. (“Magma”) acquired certain assets of Wiznet Inc. (“Wiznet”), a provider of Internet services and solutions, for a total consideration of $1.3 million (1.6 million “Canadian dollars” (CAD)), of which $0.9 million (1.1 million CAD) was paid in cash and the balance of $0.4 million (0.5 million CAD) is payable in promissory notes to be paid in three equal installments due in December 2005, 2006 and 2007.

In June 2004, Magma acquired Onramp Network Services Inc. (“Onramp”), a provider of Internet services and solutions for businesses. Magma acquired 100% of the issued stock of Onramp for a total consideration of $4.1 million (5.6 million CAD), paid in cash.

In February 2004, the Company’s wholly-owned subsidiary in Australia, Primus Telecommunications Pty Ltd (“Primus Telecom”) acquired the Internet service and interactive media businesses of AOL/7 Pty Ltd (“AOL/7”). AOL/7 was a joint venture between America Online Inc. (“AOL”), a wholly-owned subsidiary of Time Warner Inc., AAPT Limited, a unit of the Telecom New Zealand Group, and Seven Network Limited. Primus Telecom acquired 100% of the issued stock of AOL/7 which provided the Company with the customer base, content, content development and online advertising businesses, as well as a license for the AOL brand in Australia (until February 2006), for a total consideration of approximately $19.5 million (25.3 million Australian dollars (AUD)), paid in cash.

In June 2003, the Company’s wholly-owned subsidiary, 3082833 Nova Scotia Company (“Primus Canada”) acquired 100% of Telesonic Communications, Inc. (“TCI”), a Canadian prepaid card company, for $6.2 million (8.5 million CAD) in cash. The last installment of the $6.2 million, in the amount of $0.6 million (0.8 million CAD) was paid on April 30, 2005. The terms of the acquisition agreement that provide for additional consideration to be paid if the acquired company’s adjusted revenues exceed certain targeted levels through May 2005 have expired; all additional consideration has been

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

recorded as of June 30, 2005. The additional amounts were calculated as a percentage of the excess adjusted revenue earned over a specified target with no stated maximum, and were recorded as additional cost of the acquired company in accordance with SFAS No. 141, “Business Combinations.”

The following chart shows the additional consideration recorded (in thousands) as a result of revenue exceeding targeted levels:

Month Earned	Amount Earned	Month Paid
August 2004	$701	November 2004
October 2004	382	January 2005
November 2004	748	January 2005
February 2005	985	April 2005
April 2005	461
May 2005	737

Total Earned	$4,014

The amounts earned in April and May 2005 remain payable at June 30, 2005.

The following table summarizes (in thousands) the final allocation of the consideration paid for the fair values of the assets acquired and the liabilities assumed at the date of acquisition of AOL/7 and Onramp and the preliminary allocations of the consideration paid for the fair values of the assets acquired and the liabilities assumed at the date of acquisition of Wiznet recorded in the six months ended June 30, 2005. The additional consideration paid of $2.2 million for TCI in the six months ended June 30, 2005 increased goodwill.

	TCI	Wiznet	Onramp	AOL/7
Current assets	$9,229	$75	$920	$2,902
Property and equipment	75	1,026	155	61
Goodwill	9,832	374	2,217	8,594
Customer list	1,163	—	2,190	10,152
Brand name	—	—	—	3,627
Current liabilities	(10,067)	(157)	(1,252)	(5,844)
Long-term debt	—	—	(139)	—

Net assets acquired	$10,232	$1,318	$4,091	$19,492

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$189,690	$(173,180)	$16,510	$194,050	$(170,198)	$23,852
Brand name acquired	3,579	(2,396)	1,183	3,627	(1,522)	2,105
Other	2,333	(1,626)	707	2,780	(1,537)	1,243

Total	$195,602	$(177,202)	$18,400	$200,457	$(173,257)	$27,200

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Amortization expense for customer lists, brand name acquired and other intangible assets for the three months ended June 30, 2005 and 2004 was $4.0 million and $5.3 million, respectively. Amortization expense for customer lists, brand name acquired and other intangible assets for the six months ended June 30, 2005 and 2004 was $8.8 million and $9.8 million, respectively. The Company expects amortization expense for customer lists, brand name acquired and other intangible assets for the remainder of 2005 and the fiscal years ending December 31, 2006, 2007, 2008 and 2009 to be approximately $6.9 million, $5.1 million, $3.4 million, $2.5 million and $0.5 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Goodwill	$84,882	$83,346

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows (in thousands):

	United States and Other	Canada	Europe	Asia-Pacific	Total
Balance as of January 1, 2005	$36,339	$27,906	$2,088	$17,013	$83,346
Additional purchase consideration	—	2,183	—	—	2,183
Purchase accounting allocation adjustments	—	92	—	(190)	(98)
Effect of change in foreign currency exchange rates	414	(381)	(235)	(347)	(549)

Balance as of June 30, 2005	$36,753	$29,800	$1,853	$16,476	$84,882

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Obligations under capital leases	$1,938	$1,988
Leased fiber capacity	26,615	33,084
Senior secured term loan facility	99,750	—
Financing facility and other	5,954	7,546
Senior notes	317,615	317,615
Convertible senior notes	132,000	132,000
Convertible subordinated debentures	62,119	67,119

Subtotal	645,991	559,352
Less: Current portion of long-term obligations	(16,944)	(17,122)

Total long-term obligations	$629,047	$542,230

The indentures governing the senior notes, convertible senior notes, convertible subordinated debentures, senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain other debt issued by the Company’s subsidiaries. The Company was in compliance with the above covenants at June 30, 2005.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Senior Secured Term Loan Facility

In February 2005, a direct wholly-owned subsidiary of the Company, Primus Telecommunications Holding, Inc. (PTHI), completed a six-year, $100 million senior secured term loan facility (the “Facility”). Each borrowing made under the Facility may be, at the election of PTHI at the time of the borrowing, a LIBOR loan (which will bear interest at a rate equal to London Inter-Bank Offered Rate (LIBOR) + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.0%). The Facility contains no financial maintenance covenants. The Facility will be repaid in 24 quarterly installments, beginning on June 30, 2005, at a rate of one percent of the principal per year over the next five years and nine months, and the remaining balance repaid on the sixth anniversary date of the Facility. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries. In June 2005, the Company paid $250 thousand for the first quarterly installment.

Senior Notes, Convertible Senior Notes and Convertible Subordinated Debentures

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at June 30, 2005 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. During the year ended December 31, 2004, the Company reduced the principal balance of the senior note through $5.0 million of open market purchases.

In September 2003, the Company completed the sale of $132 million in aggregate principal amount of 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) with semi-annual interest payments due on March 15th and September 15th. The Company recorded $5.2 million in costs associated with the issuance of the 2003 Convertible Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at June 30, 2005 was 4.4%. Holders of these notes may convert their notes into the Company’s common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The notes are convertible in the aggregate into 14,157,925 shares of the Company’s common stock.

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5¾% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures were convertible into approximately 6,025,170 shares of the Company’s common stock based on a conversion price of $49.7913 per share. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of the debentures through $36.4 million of open market purchases and $192.5 million of conversions to its common stock. The principal that was converted to common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During year ended December 31, 2004, the Company retired $4.0 million principal amount of the 2000 Convertible Subordinated Debentures through open

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

market purchases. In June 2005, the Company exchanged 2,810,000 shares of the Company’s common stock for the extinguishment of $5.0 million in principal amount of these debentures. (See Note 13—Subsequent Events).

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

Leased Fiber Capacity

Beginning September 30, 2001, the Company accepted delivery of fiber optic capacity on an indefeasible rights of use (IRU) basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term. The effective interest rate on current borrowings is 7.3%. The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. At June 30, 2005 and December 31, 2004, the Company had a liability recorded under this agreement in the amount of $13.7 million and $16.6 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million AUD ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. At June 30, 2005 and December 31, 2004, the Company had a liability recorded in the amount of $12.9 million (17.0 million AUD) and $16.5 million (21.3 million AUD), respectively.

Financing Facility

In April 2004, Primus Canada entered into a loan agreement with The Manufacturers Life Insurance Company (“Manulife”). The agreement provides for a $34.6 million (42 million CAD) two-year non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes of the Company and is secured by the assets of Primus Canada’s operations. In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement with Manulife that extended the maturity date one year to April 2007. The agreement is now a three-year non-revolving term loan credit facility bearing an interest rate of 7.75%. However, future borrowing on the Manulife facility is restricted as a result of covenants in the Company’s public debt instruments. At June 30, 2005 and December 31, 2004, the Company had no outstanding liability under this loan agreement. An affiliate of Primus Canada has an additional loan facility agreement with Manulife of $2.5 million (3.0 million CAD). At June 30, 2005, the Company had a $2.5 million liability under this loan facility.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of June 30, 2005 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2005 (as of June 30, 2005)	$8,539	$3,758	$9,101
2006	14,967	6,959	11,715
2007	5,485	—	9,358
2008	2,021	—	7,067
2009	277	—	4,388
Thereafter	—	—	3,413

Total minimum lease payments	31,289	10,717	45,042
Less: Amount representing interest	(2,736)	—	—

	$28,553	$10,717	$45,042

The Company has contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value.

Rent expense under operating leases was $4.7 million and $5.3 million for the three months ended June 30, 2005 and 2004, respectively. Rent expense under operating leases was $9.7 million and $10.1 million for the six months ended June 30, 2005 and 2004, respectively.

MCI and several of the Company’s subsidiaries in Europe had various disputes regarding the provision of transmission capacity and related operations and maintenance charges and telecommunications traffic associated with interconnection agreements over a period of several years in Europe. In March 2005, the Company and certain subsidiaries of the Company and MCI and certain subsidiaries of MCI agreed to settle all of these matters in full for $11.0 million, to be paid over five installments in 2005. As of December 31, 2004, the full $11.0 million settlement had been accrued, of which $3.0 million remained payable as of June 30, 2005. The $3.0 million is recorded as accrued interconnection costs on the Company’s balance sheet and is not reflected in the table above.

Litigation

Federal Securities Class Action. The Company and four of its officers (the “Primus Defendants”) were defendants in a consolidated class action in the United States District Court for the Eastern District of Virginia, “In re Primus Telecommunications Group, Incorporated Securities Litigation.” Plaintiffs sued on behalf of certain purchasers (the “Class”) of Primus securities between February 14, 2003 and July 29, 2004 (the “Class Period”). In December 2004, the plaintiffs filed their Consolidated and Amended Complaint (“CAC”). Plaintiffs alleged that the Primus Defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. Plaintiffs sought damages, among other things, on the theory that the Primus Defendants fraudulently published false and misleading statements and/or fraudulently concealed adverse, non-public information about Primus, thereby artificially inflating the price of Primus’s securities. The CAC also covered matters related to: (i) Primus Telecommunications, Inc.’s (“PTI’s”) acquisition in 2002 of Cable & Wireless’ customers in the United States and migration and attrition of such customers; (ii) voice-over-Internet protocol (VOIP) initiatives and challenges faced by Primus with respect to launching the various VOIP products; and (iii) Primus’s network and decisions to

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

lease capacity versus purchase capacity. The Primus Defendants filed a motion to dismiss the CAC in January 2005. On March 11, 2005, the court dismissed the CAC with prejudice. The court ruled that plaintiffs would not be permitted to amend further their complaint. The plaintiffs did not appeal the decision dismissing their complaint, and the time in which to appeal has lapsed. Accordingly, this matter has been finally determined.

Shareholder Derivative Action. In September 2004, Richard J. Taddy filed a shareholder derivative action in the Alexandria Division of the United States District Court for the Eastern District of Virginia against members of Primus’s Board of Directors, a former director, a board observer and three of Primus’s executive officers (the “Primus Derivative Defendants”) on behalf of Primus for alleged violations of state law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Damages were sought based on allegations that, between “November 2003 and the present,” the Primus Derivative Defendants (1) publicly issued false and misleading statements and concealed adverse, non-public information about Primus, (2) engaged in, or permitted, illegal insider trading, and (3) engaged in, or permitted, various acts of “gross mismanagement” and “corporate waste.” In November 2004, the Primus Derivative Defendants filed a motion to dismiss the derivative action. In December 2004, the court granted Primus’s motion to dismiss the shareholder derivative action. The court dismissed the complaint because plaintiff failed to: (1) make a demand on Primus’s Board of Directors before filing the action as required by Delaware law or (2) allege with the requisite specificity that such a demand would have been futile. The court denied plaintiff’s request to amend the complaint and dismissed the complaint with prejudice. Plaintiff appealed this decision to the 4th Circuit of the United States Court of Appeals. In June 2005, plaintiff dismissed this action with prejudice. Accordingly, this matter has been finally determined.

Hondutel. In December 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, Inc. (“STSJ”), alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. The Company acquired TresCom in June 1998, and TresCom is a subsidiary of the Company. Plaintiff is seeking approximately $18 million in damages, plus legal fees and costs. TresCom and STSJ filed an answer in January 2000, and discovery is scheduled to be completed in the quarter ending September 30, 2005. TresCom and STSJ have recorded an accrual for the amounts that management estimates to be the probable loss. The legal and financial liability with respect to this legal proceeding is not covered by insurance, and the ultimate liability, if any, cannot be estimated with certainty at this time. An adverse result for the full amount sought or some significant percentage thereof would have a material adverse effect on the Company’s financial results. The Company’s subsidiaries intend to defend the case vigorously, and the Company believes that this suit will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Employee Matters. A claim against the Company has been filed in the Netherlands relating to the recent termination of an executive in Europe. The Company does not yet have sufficient information to assess the probable outcome of this matter.

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

7. GAIN OR LOSS ON EARLY EXTINGUISHMENT OF DEBT

In June 2005, the Company exchanged 2,810,000 shares of the Company’s common stock for the extinguishment of $5.0 million in principal amount of the 2000 Convertible Subordinated Debentures. This resulted in a $1.7 million loss on early extinguishment of debt. (See Note 13—Subsequent Events).

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8. OPERATING SEGMENT AND RELATED INFORMATION

The Company has four reportable operating segments based on management’s organization of the enterprise into geographic areas—United States and Other, Canada, Europe and Asia-Pacific. Canada was determined to be a separate segment at the end of 2004, as management had begun to focus on its results as a separate market and operations. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by reportable segment is reported on the basis of where services are managed. The Company has no single customer representing greater than 10% of its net revenue. Operations and assets of the United States and Other segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes.

Summary information with respect to the Company’s segments is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Revenue
United States and Other
United States	$50,848	$58,709	$105,758	$130,801
Other	773	833	1,512	1,858

Total United States and Other	51,621	59,542	107,270	132,659

Canada
Canada	62,873	57,981	125,869	119,711

Total Canada	62,873	57,981	125,869	119,711

Europe
United Kingdom	25,926	60,025	71,254	110,510
Germany	14,209	11,811	26,627	24,715
Netherlands	22,057	19,213	38,411	40,831
Other	24,277	21,829	46,942	42,870

Total Europe	86,469	112,878	183,234	218,926

Asia-Pacific
Australia	87,135	95,313	179,657	196,374
Other	5,265	5,901	11,051	11,968

Total Asia-Pacific	92,400	101,214	190,708	208,342

Total	$293,363	$331,615	$607,081	$679,638

Income (Loss) from Operations
United States and Other	$(18,475)	$(11,183)	$(36,560)	$(18,560)
Canada	5,592	8,727	12,115	18,370
Europe	(11,372)	4,986	(18,024)	10,151
Asia-Pacific	72	9,630	1,413	22,741

Total	$(24,183)	$12,160	$(41,056)	$32,702

Capital Expenditures
United States and Other	$5,200	$1,252	$8,807	$1,760
Canada	2,903	1,904	5,409	6,270
Europe	1,529	2,098	3,020	4,054
Asia-Pacific	6,331	2,427	12,961	5,371

Total	$15,963	$7,681	$30,197	$17,455

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	June 30, 2005	December 31, 2004
Assets
United States and Other
United States	$188,341	$161,602
Other	7,409	6,920

Total United States and Other	195,750	168,522

Canada
Canada	145,042	151,342

Total Canada	145,042	151,342

Europe
United Kingdom	53,313	78,064
Germany	18,651	16,685
Netherlands	14,826	14,615
Other	60,833	62,055

Total Europe	147,623	171,419

Asia-Pacific
Australia	230,104	242,158
Other	24,496	25,159

Total Asia-Pacific	254,600	267,317

Total	$743,015	$758,600

The Company offers three main products—voice, data/Internet and VOIP in all of our segments. Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Voice	$223,333	$270,254	$467,526	$558,682
Data/Internet	45,558	43,799	92,599	84,321
VOIP	24,472	17,562	46,956	36,635

Total	$293,363	$331,615	$607,081	$679,638

9. LOSS ON SALE OF ASSETS

The Company recorded a loss on sale of assets of $1.9 million for the three and six month periods ended June 30, 2004. The loss was the result of a sale of network equipment which was decommissioned when it was replaced by newer technology during the three months ended June 30, 2004.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10. ASSET IMPAIRMENT

During the quarter ended June 30, 2005, the Company recognized a $0.6 million asset impairment write-down, or ($0.01) per share, of specific long-lived assets which include $0.4 million of wireless handset development costs in the United Kingdom determined to be obsolete and $0.2 million in the United States for switch equipment.

11. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period.

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon conversion of its 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures and the warrants to purchase shares associated with the 11¾% senior notes due 2004 (“1997 Senior Notes”) computed using the “if-converted” method. The warrants expired on August 1, 2004.

The Company had no dilutive common share equivalents during the three-month and six-month periods ended June 30, 2005 and 2004, respectively, due to the results of operations being a net loss. For the three-month and six-month periods ended June 30, 2005, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	8.4 million shares issuable under the Company’s stock option compensation plans,

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	1.2 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

For the three-month and six-month periods ended June 30, 2004, the following could have potentially diluted income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	8.3 million shares issuable under the Company’s stock option compensation plans,

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes,

•	1.4 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures, and

•	0.3 million shares from the warrants associated with the 1997 Senior Notes.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

12. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

PTHI’s 2004 Senior Notes are fully and unconditionally guaranteed by Primus Telecommunications Group, Incorporated (“PTGI”). Accordingly, the following consolidating condensed financial information as of June 30, 2005 and December 31, 2004, and for the three-month and six-month periods ended June 30, 2005 and June 30, 2004 are included for (a) PTGI on a stand-alone basis; (b) PTHI and its subsidiaries; and (c) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$293,363	$—	$293,363
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	196,531	—	196,531
Selling, general and administrative	1,414	97,254	—	98,668
Depreciation and amortization	—	21,769	—	21,769
Asset impairment write-down	—	578	—	578

Total operating expenses	1,414	316,132	—	317,546

LOSS FROM OPERATIONS	(1,414)	(22,769)	—	(24,183)
INTEREST EXPENSE	(5,142)	(8,439)	—	(13,581)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(1,705)	—	—	(1,705)
EQUITY INVESTMENT INCOME	—	32	—	32
INTEREST AND OTHER INCOME	39	969	—	1,008
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	12	(3,263)	—	(3,251)
INTERCOMPANY INTEREST	10,545	(10,545)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(45,478)	—	45,478	—

LOSS BEFORE INCOME TAXES	(43,143)	(44,015)	45,478	(41,680)
INCOME TAX EXPENSE	(1,046)	(1,463)	—	(2,509)

NET LOSS	$(44,189)	$(45,478)	$45,478	$(44,189)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$331,615	$—	$331,615
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	199,035	—	199,035
Selling, general and administrative	1,088	94,319	—	95,407
Depreciation and amortization	—	23,140	—	23,140
Loss on sale of fixed assets	—	1,873	—	1,873

Total operating expenses	1,088	318,367	—	319,455

INCOME (LOSS) FROM OPERATIONS	(1,088)	13,248	—	12,160
INTEREST EXPENSE	(5,379)	(6,200)	—	(11,579)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(60)	357	—	297
EQUITY INVESTMENT LOSS	—	(21)	—	(21)
INTEREST AND OTHER INCOME	10	563	—	573
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	104	(14,769)	—	(14,665)
INTERCOMPANY INTEREST	345	(345)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(8,818)	—	8,818	—

LOSS BEFORE INCOME TAXES	(14,886)	(7,167)	8,818	(13,235)
INCOME TAX EXPENSE	—	(1,651)	—	(1,651)

NET LOSS	$(14,886)	$(8,818)	$8,818	$(14,886)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$607,081	$—	$607,081
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	398,626	—	398,626
Selling, general and administrative	3,434	200,767	—	204,201
Depreciation and amortization	—	44,732	—	44,732
Asset impairment write-down	—	578	—	578

Total operating expenses	3,434	644,703	—	648,137

LOSS FROM OPERATIONS	(3,434)	(37,622)	—	(41,056)
INTEREST EXPENSE	(10,288)	(15,735)	—	(26,023)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(1,705)	—	—	(1,705)
EQUITY INVESTMENT LOSS	—	(249)	—	(249)
INTEREST AND OTHER INCOME	70	1,514	—	1,584
FOREIGN CURRENCY TRANSACTION LOSS	(125)	(6,261)	—	(6,386)
INTERCOMPANY INTEREST	21,197	(21,197)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(82,420)	—	82,420	—

LOSS BEFORE INCOME TAXES	(76,705)	(79,550)	82,420	(73,835)
INCOME TAX EXPENSE	(2,111)	(2,870)	—	(4,981)

NET LOSS	$(78,816)	$(82,420)	$82,420	$(78,816)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$679,638	$—	$679,638
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	408,692	—	408,692
Selling, general and administrative	2,510	187,214	—	189,724
Depreciation and amortization	—	46,647	—	46,647
Loss on sale of fixed assets	—	1,873	—	1,873

Total operating expenses	2,510	644,426	—	646,936

INCOME (LOSS) FROM OPERATIONS	(2,510)	35,212	—	32,702
INTEREST EXPENSE	(13,646)	(13,012)	—	(26,658)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(13,758)	(138)	—	(13,896)
EQUITY INVESTMENT LOSS	—	(34)	—	(34)
INTEREST AND OTHER INCOME	157	1,165	—	1,322
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	97	(15,894)	—	(15,797)
INTERCOMPANY INTEREST	334	(334)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	4,385	—	(4,385)	—

INCOME (LOSS) BEFORE INCOME TAXES	(24,941)	6,965	(4,385)	(22,361)
INCOME TAX EXPENSE	—	(2,580)	—	(2,580)

NET INCOME (LOSS)	$(24,941)	$4,385	$(4,385)	$(24,941)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	June 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$865	$90,531	$—	$91,396
Accounts receivable	—	159,714	—	159,714
Prepaid expenses and other current assets	819	30,652	—	31,471

Total current assets	1,684	280,897	—	282,581
INTERCOMPANY RECEIVABLES	—	153,268	(153,268)	—
INVESTMENTS IN SUBSIDIARIES	325,532	—	(325,532)	—
RESTRICTED CASH	—	13,186	—	13,186
PROPERTY AND EQUIPMENT—Net	—	312,565	—	312,565
GOODWILL	—	84,882	—	84,882
OTHER INTANGIBLE ASSETS—Net	—	18,400	—	18,400
OTHER ASSETS	5,527	25,874	—	31,401

TOTAL ASSETS	$332,743	$889,072	$(478,800)	$743,015

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$197	$103,189	$—	$103,386
Accrued interconnection costs	—	75,451	—	75,451
Deferred revenue	—	30,053	—	30,053
Accrued expenses and other current liabilities	818	37,142	—	37,960
Accrued income taxes	4,694	14,899	—	19,593
Accrued interest	5,031	9,680	—	14,711
Current portion of long-term obligations	—	16,944	—	16,944

Total current liabilities	10,740	287,358	—	298,098
INTERCOMPANY PAYABLES	153,268	—	(153,268)	—
LONG-TERM OBLIGATIONS	276,734	352,313	—	629,047
OTHER LIABILITIES	—	1,340	—	1,340

Total liabilities	440,742	641,011	(153,268)	928,485

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	929	—	—	929
Additional paid-in capital	665,546	1,161,937	(1,161,937)	665,546
Accumulated deficit	(774,474)	(836,405)	836,405	(774,474)
Accumulated other comprehensive loss	—	(77,471)	—	(77,471)

Total stockholders’ equity (deficit)	(107,999)	248,061	(325,532)	(185,470)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$332,743	$889,072	$(478,800)	$743,015

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,816)	$(82,420)	$82,420	$(78,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	13,438	—	13,438
Depreciation and amortization	—	44,732	—	44,732
Asset impairment write-down	—	578	—	578
Equity in net loss of subsidiary	82,420	—	(82,420)	—
Equity investment loss	—	249	—	249
Loss on early extinguishment of debt	1,705	—	—	1,705
Minority interest share of loss	—	(248)	—	(248)
Unrealized foreign currency transaction loss on intercompany and foreign debt	154	3,702	—	3,856
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	10,860	—	10,860
Decrease in prepaid expenses and other current assets	395	4,015	—	4,410
(Increase) decrease in other assets	577	(2,328)	—	(1,751)
(Increase) decrease in intercompany balance	(5,782)	5,782	—	—
Decrease in accounts payable	(2,000)	(13,103)	—	(15,103)
Decrease in accrued interconnection costs	—	(2,281)	—	(2,281)
Increase, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	72	1,102	—	1,174
Increase (decrease) in accrued interest	(5)	1,012	—	1,007

Net cash used in operating activities	(1,280)	(14,910)	—	(16,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(30,197)	—	(30,197)
Cash used for business acquisitions, net of cash acquired	—	(226)	—	(226)
Decrease in restricted cash	—	3,640	—	3,640

Net cash used in investing activities	—	(26,783)	—	(26,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	97,000	—	97,000
Principal payments on capital leases, vendor financing and other long-term obligations	—	(10,977)	—	(10,977)
Proceeds from sale of common stock	178	—	—	178

Net cash provided by financing activities	178	86,023	—	86,201

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(1,500)	—	(1,500)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,102)	42,830	—	41,728
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,967	47,701	—	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$865	$90,531	$—	$91,396

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,941)	$4,385	$(4,385)	$(24,941)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	7,483	—	7,483
Depreciation and amortization	—	46,647	—	46,647
Loss on sale of fixed assets	—	1,873	—	1,873
Equity in net income of subsidiary	(4,385)	—	4,385	—
Equity investment loss	—	34	—	34
Loss on early extinguishment of debt	13,758	138	—	13,896
Minority interest share of loss	—	(234)	—	(234)
Unrealized foreign currency transaction loss on intercompany and foreign debt	—	14,470	—	14,470
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	10,178	—	10,178
(Increase) decrease in prepaid expenses and other current assets	581	(7,493)	—	(6,912)
(Increase) decrease in other assets	696	(1,625)	—	(929)
(Increase) decrease in intercompany balance	214,828	(214,828)	—	—
Decrease in accounts payable	(1,177)	(9,528)	—	(10,705)
Decrease in accrued interconnection costs	—	(12,782)	—	(12,782)
Decrease in accrued expenses, other current liabilities, accrued income taxes and other liabilities	(1,344)	(4,258)	—	(5,602)
Increase (decrease) in accrued interest	(6,918)	8,467	—	1,549

Net cash provided by (used in) operating activities	191,098	(157,073)	—	34,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(17,455)	—	(17,455)
Cash used for business acquisitions, net of cash acquired	—	(26,450)	—	(26,450)
(Increase) decrease in restricted cash	—	(199)	—	(199)

Net cash used in investing activities	—	(44,104)	—	(44,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	235,240	—	235,240
Purchase of the Company’s debt securities	(192,812)	(4,500)	—	(197,312)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(19,611)	—	(19,611)
Proceeds from sale of common stock	1,029	—	—	1,029

Net cash (used in) provided by financing activities	(191,783)	211,129	—	19,346

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(6,984)	—	(6,984)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(685)	2,968	—	2,283
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,786	62,280	—	64,066

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,101	$65,248	$—	$66,349

13. SUBSEQUENT EVENT

In July and August 2005, the Company exchanged 7,010,000 shares of the Company’s common stock for the extinguishment of $12.0 million in principal amount of the 2000 Convertible Subordinated Debentures. These transactions resulted in a loss on early extinguishment of debt of $4.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are an integrated telecommunications services provider offering a portfolio of international and domestic voice, wireless, Internet, voice-over-Internet protocol (VOIP), data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom and western Europe. Our focus is to service the demand for high quality, competitively priced communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of broadband, Internet, VOIP, wireless and data traffic.

Recent Product Initiatives Overview

We have selectively targeted opportunities for us to participate in major growth areas for telecommunications—local, wireless, broadband, and VOIP, which we call our new initiatives or new strategic initiatives. These initiatives have been accelerated in response to competitive developments described under “—Recent Competitive Developments; Our Four-Pronged Action Plan.” Our approach in these areas has common elements: focus on bundling services to end-user customers; leverage our existing global voice, data and Internet network; and utilize established distribution channels and back-office systems. The year 2004 was highlighted by the accelerated implementation of our new strategic initiatives, to which we have continued to devote substantial resources in the first six months of 2005.

We believe the local services market is a major opportunity for revenue growth for us. During the third quarter of 2004, we began offering local line service in Canada on a resale basis. We bundle these services with our other product offerings of long distance voice and Internet access, in competition with the incumbent local exchange carriers (ILECs). In Canada, our residential local telephone offering has generated approximately 60,000 lines in service with a goal of reaching 100,000 lines by the end of 2005. Approximately 90% of the new local customers add a bundled long distance offering and such customers generate average monthly revenues of $38 (47 Canadian dollars (CAD)), as compared to approximately $10 (12 CAD) for a stand-alone long distance customer. It is expected that local service revenue growth will exceed the decline in residential long distance voice services in the second half of 2005. We believe the ability to bundle local services with our core long distance service presents future growth opportunities for us.

We are in the process of building our own Digital Subscriber Line (DSL) network infrastructure in Australia and providing voice and broadband Internet services to residential customers on such network. The build-out of the first phase of our DSL infrastructure of 190 nodes has accelerated with 101 nodes installed and 36 other installations in progress. In Australia, we now have over 95,000 DSL customers and are targeting over 120,000 DSL customers by the end of 2005. Residential customers taking a bundled broadband solution generate approximately $65 (85 Australian dollars (AUD)) per month in revenue. Initial migration of existing resale local and broadband customers to our network has begun, and approximately 15,000 customers have been transferred to date. Migration activity has intensified, and this total is expected to reach 60,000 by the end of 2005. Most new broadband customers sign a two-year contract and approximately 75% of them also take a bundled local and long distance voice package.

Our wireless initiative seeks to target as potential new customers wireless users in our existing major markets. In the United States and Europe, we target customers who wish to make international calls using their wireless phones, and throughout our major markets, we target customers whose calls are mostly local and domestic long distance. Currently, many wireless users are blocked by their service provider from making international calls, and those that can make international calls are charged high rates. Through a combination of reseller service initiatives, we target these users by offering substantially reduced international rates. Even with reduced rates, we believe our services have the potential to generate substantial margins.

The target customers for our VOIP products will ultimately be anyone who has a broadband connection anywhere in the world. We have been in the carrier VOIP market now for several years and carried over one billion minutes of international voice traffic in 2004 over the public Internet. Starting in 2004, we introduced retail VOIP products in Canada and the United States. In January 2004, we launched our VOIP TalkBroadband® service in Canada. In June 2004, we launched our LINGO product in the United States, which offers unlimited calling plans including destinations in Western Europe and certain countries in Asia, unlimited calling between two LINGO subscribers and the issuance of phone numbers that are local for calls originating in certain foreign countries. These services have grown to approximately 85,000 customers; in excess of 70,000 of these are LINGO customers. LINGO customers generate approximately $29 in average monthly revenues. While we are pleased with the early results, significant further investment will be required to continue strengthening the LINGO brand and support an expanding customer base before achieving positive income from operations.

In light of revenue growth from the new initiatives in the second quarter, we now expect by the fourth quarter 2005 our new initiatives to generate an aggregate revenue run rate of approximately $100 million annually.

Also, it should be recognized that our marketing efforts across its broadband, VOIP and local initiatives, while successful, initially increase near-term pressure on profitability and cash flow due to one-time migration and installation charges imposed by the incumbent carriers. The relative impact of such one-time fees, which currently range between $40 per customer in Canada and $110 per customer in Australia, should lessen in early 2006 as the rate of new customer additions becomes a lower percentage of the growing customer base. In the second quarter 2005, we incurred $2 million in such fees, which are expected to increase to approximately $10 million in the second half of 2005 as new customer growth continues and customer migrations peak.

Recent Competitive Developments; Our Four-Pronged Action Plan

Our fundamental challenge continues to be generating sufficient margin contribution from new initiatives in broadband, local, wireless and VOIP services to offset the declining contribution from our core long distance voice and dial-up Internet service provider (ISP) businesses. To address this challenge, we are implementing a four-pronged action plan (“Action Plan”): first, to continue to drive strong revenue growth from the new initiatives in the broadband, local, wireless and VOIP businesses and to concentrate resources on the most promising initiatives; second, to achieve margin enhancements from the new initiatives as a result of increased scale and by investing in broadband infrastructure in high density locations as well as migrating customers onto our network; third, to continue cost cutting and cost management programs partially to offset margin erosion caused by the continued decline of our high-margin core retail revenues; and fourth, to reduce interest expense by de-levering the balance sheet.

Our operating results continue to reflect increased competition from product bundling in virtually all of our markets; product substitution (e.g., wireless for fixed line; broadband for dial-up Internet); declining usage patterns for traditional fixed line voice services as use of wireless, e-mail and instant messaging services expand; together with continued competitive pricing pressures. As a result, our revenue growth and profitability have been strongly challenged by a changing industry environment, and this has caused variability in our quarterly operating results, as described below. In the past several quarters, we experienced pricing pressure on our core long distance services, reduced margins on our resale of DSL in Australia and significant churn in our dial-up ISP products in Australia, and reduced pricing on long distance offerings to encourage customers to subscribe to bundled local, wireless and broadband services.

Operating results for the quarter ended June 30, 2005 reflect sequential revenue erosion of approximately $8 million of our core retail businesses. In addition, operating results were adversely impacted by a net revenue decline of $13 million in our European prepaid services business as compared to the prior quarter. Including the effect of these developments, the ongoing impact of significant investments in our new initiatives, and a $3 million write-down of European prepaid card receivables and card stock inventory, loss from operations was ($24) million as compared to a loss of ($17) million for the quarter ended March 31, 2005. During the remainder of 2005, we will continue to monitor our results and consider whether any potential impairment conditions exist.

Our first six months of 2005 operating results reflect significant revenue declines in our European prepaid services business caused by continuing competitive pressures, as well as the effect of a recent United Kingdom (UK) court decision which favored our competitors. Essentially, the court ruling permitted competitors who operate specifically from Ireland to issue, within the UK, credit vouchers containing prepaid long distance telecommunications services without having to collect value-added tax (VAT), which is currently at a rate of 17.5%. As a licensed, facilities based operator in the UK, we are required to collect and remit VAT on our prepaid services sold in the UK. Accordingly, we built VAT into the price of our services. As a consequence of the court’s decision, our competitors’ products had no VAT factored into their price, making their products an attractive lower cost alternative. Thus our products became uncompetitive from a pricing standpoint in the UK market. In response, we no longer operate a prepaid services business in the UK, but rather support service providers through a wholesale relationship. As a result, the revenue decline from first quarter to second quarter was not unexpected. During the second quarter, we launched operations in new geographic markets, including the United States, as a provider of prepaid services directly to service providers and prepaid calling card distributors. The revenue trajectory of the prepaid services business exiting the second quarter should enable it to return to a position of growth when comparing sequential quarters.

Another important element of our Action Plan is our previously specified intent to reduce costs to offset partially the decline in core long-distance voice and dial-up ISP revenues. Over the course of the second quarter we implemented cost reductions targeted to achieve at least $20 million in annualized savings, and we expect to implement further cost reductions throughout the remainder of this year. Our intensive capital expenditure program in support of the new initiatives, particularly the DSL network build-out in Australia, is expected to reach a peak of between $50 million to $60 million during 2005.

Overview of Historic Global Operations

Generally, we price our services competitively with the major carriers and service providers operating in our principal service regions. We seek to continue to generate net revenue through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, wireless, VOIP, high speed and dial-up Internet and data), including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers.

Prices in the long distance industry have declined in recent years, and as competition continues to increase in each of the service segments and each of the product lines, we believe that prices are likely to continue to decrease. Long distance minutes of use per customer also continue to decline at greater than anticipated rates as more customers are using wireless phones and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice; broadband for dial-up ISP services) has resulted in revenue declines in our core long distance voice and dial-up ISP businesses. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition from the existing wireline and wireless competitors and from new entrants, such as cable companies and VOIP companies, which could continue to affect adversely our net revenue per minute.

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

In most countries, we generally realize a higher margin on our international long distance as compared to our domestic long distance services and a higher margin on our services to both business and residential customers compared to those realized on our services to other telecommunications carriers. At the current time, we generally realize a higher margin on long distance services as compared to those realized on local switched and wireless services, many of which are resold. We also generally realize a higher margin on our Internet access, data services, and retail on-network broadband and retail VOIP services as compared to voice services. Carrier services over a fixed line network, which generate a lower margin than retail business and residential services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows us to obtain greater volume discounts from our suppliers than we otherwise would realize. Also, carrier services over Internet protocol (IP) have higher margins than carrier services over a fixed line network. Overall carrier revenue accounted for 21% and 20% of total net revenue for the three and six months ended June 30, 2005, respectively and 19% of total net revenue for the three and six months ended June 30, 2004. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; prepaid services versus traditional post-paid voice services; Internet, VOIP and data services versus voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Increased pressure will occur on our margin from customer set-up fees as we accelerate customer additions with our new product initiatives. For example, we pay a charge to transfer a new local customer in Canada, and charges to migrate DSL and local customers in Australia. However, migrating customers to our own networks, such as the DSL network being constructed in Australia, enables us to increase our margin on such services as compared to resale of services using other carriers’ networks.

Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and administrative costs. All selling, general and administrative expenses are expensed when incurred, with the exception of direct-response advertising, which is expensed in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” To further deploy and to promote our new initiatives and to defend our existing core businesses against increased competitive threats, we expect our sales and marketing expenses and advertising will increase as a percentage of net revenue in the near term.

In June 2005, we exchanged 2,810,000 shares of our common stock for the extinguishment of $5.0 million in principal amount of the 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”). This resulted in $1.7 million of debt conversion expense.

We will continue to reduce debt through regularly scheduled principal payments and may pursue opportunistic means to reduce debt, including exchanges of our common stock for debt.

Foreign Currency

Foreign currency can have a major impact on our financial results. Currently in excess of 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/British pound (GBP), and USD/Euro (EUR). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies, could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the EUR, there could be a negative or positive effect on the reported results for Europe, depending upon whether Europe is operating profitably or at a loss. It takes more profits in EUR to generate the same amount of profits in USD and a greater loss in EUR to generate the same amount of loss in USD. The opposite is also true. For instance, when the USD weakens there is a positive effect on reported profits and a negative effect on the reported losses for Europe.

In the three months and six months ended June 30, 2005, as compared to the three months and six months ended June 30, 2004, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three-month and six-month periods ended June 30, 2005 and 2004 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	Variance	Variance %	2005	2004	Variance	Variance %
Canada	$62,873	$57,981	$4,892	8%	$125,869	$119,711	$6,158	5%
Australia	$87,135	$95,313	$(8,178)	(9)%	$179,657	$196,375	$(16,718)	(9)%
United Kingdom	$25,926	$60,025	$(34,099)	(57)%	$71,254	$110,510	$(39,256)	(36)%
Europe*	$56,211	$49,024	$7,187	15%	$102,760	$100,130	$2,630	3%

Net Revenue by Location—in Local Currencies

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	Variance	Variance %	2005	2004	Variance	Variance %
Canada (in CAD)	78,233	78,813	(580)	(1)%	155,483	160,165	(4,682)	(3)%
Australia (in AUD)	113,366	133,280	(19,914)	(15)%	232,464	265,424	(32,960)	(12)%
United Kingdom (in GBP)	13,911	33,226	(19,315)	(58)%	37,903	60,723	(22,820)	(38)%
Europe* (in EUR)	44,680	40,692	3,988	10%	80,188	81,611	(1,423)	(2)%

*	Europe includes only subsidiaries whose functional currency is the EUR.

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

Results of Operations

Results of operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004

Net revenue decreased $38.2 million or 11.5% to $293.4 million for the three months ended June 30, 2005 from $331.6 million for the three months ended June 30, 2004. Our data/Internet and VOIP revenue contributed $45.6 million and $24.4 million, respectively, for the three months ended June 30, 2005, as compared to $43.8 million and $17.6 million, respectively, for the three months ended June 30, 2004.

United States and Other: United States and Other net revenue decreased $7.9 million or 13.3% to $51.6 million for the three months ended June 30, 2005 from $59.5 million for the three months ended June 30, 2004. The decrease is primarily attributed to decreases of $4.9 million in retail voice services (including declines in residential and small business voice services and prepaid services), a decrease of $3.6 million in carrier services and a $1.2 million decrease in Internet services which was partially offset by an increase of $1.4 million in retail VOIP, and a $0.5 million increase in wireless services.

Canada: Canada net revenue increased $4.9 million or 8.4% to $62.9 million for the three months ended June 30, 2005 from $58.0 million for the three months ended June 30, 2004. The increase is primarily attributed to an increase of $8.6 million in new initiatives which include local, VOIP and wireless services, an increase of $3.1 million in prepaid services, and a $2.8 million increase in Internet services (mainly due to the April 2004 acquisition of Magma Communications Ltd. (“Magma”)), which was partially offset by a decrease of $9.5 million in retail voice services. The strengthening of the CAD against the USD accounted for a $5.4 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended		Year-over-Year
	June 30, 2005 Net Revenue	June 30, 2004 Net Revenue	Variance	Variance %
United States	$50,848	$58,709	$(7,861)	(13)%
Canada	$62,873	$57,981	$4,892	8%
Other	$773	$833	$(60)	(7)%

Europe: European net revenue decreased $26.4 million or 23.4% to $86.5 million for the three months ended June 30, 2005 from $112.9 million for the three months ended June 30, 2004. The decrease is primarily attributable to a decrease of $23.5 million in prepaid services, primarily in the UK. We also experienced a $4.3 million decrease in retail voice services and a $1.8 million decrease in wireless services, these decreases were partially offset by an increase of $3.2 million in carrier services. The European prepaid services business declined primarily in the UK due to a UK court decision regarding the application of VAT which favored our competitors and made our products uncompetitive from a pricing standpoint. We no longer operate a prepaid service business in the UK, but rather are a support service provider through a wholesale relationship. During the second quarter 2005 we launched prepaid services operations in new geographic markets, including the United States, as a provider of prepaid services directly to service providers and prepaid calling card distributors. The restructuring of the prepaid services business in the UK also reduced the collectibility of our receivables and resulted in a $2.5 million write-down of receivables. The strengthening of the European currencies against the USD accounted for a $4.0 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended June 30, 2005		For the three months ended June 30, 2004		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$25,926	30%	$60,025	53%	$(34,099)	(57)%
Netherlands	22,057	26%	19,213	17%	2,844	15%
Germany	14,209	16%	11,811	11%	2,398	20%
France	5,800	7%	5,982	5%	(182)	(3)%
Other	18,477	21%	15,847	14%	2,630	17%

Europe Total	$86,469	100%	$112,878	100%	$(26,409)	(23)%

Asia-Pacific: Asia-Pacific net revenue decreased $8.8 million or 8.7% to $92.4 million for the three months ended June 30, 2005 from $101.2 million for the three months ended June 30, 2004. The decrease is primarily attributable to a $7.7 million decrease in dial-up Internet services, a $6.6 million decrease in residential voice services, a $1.5 million decrease in business voice services, and a decrease of $1.0 million in prepaid services, partially offset by a $7.3 million increase in Australia DSL services, and a $0.6 million increase in Japan carrier services. The strengthening of the AUD against the USD accounted for a $7.1 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended June 30, 2005		For the three months ended June 30, 2004		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$87,135	94%	$95,313	94%	$(8,178)	(9)%
Japan	2,541	3%	3,121	3%	(580)	(19)%
Other	2,724	3%	2,780	3%	(56)	(2)%

Asia-Pacific Total	$92,400	100%	$101,214	100%	$(8,814)	(9)%

Cost of revenue decreased $2.5 million to $196.5 million, or 67.0% of net revenue, for the three months ended June 30, 2005 from $199.0 million, or 60.0% of net revenue, for the three months ended June 30, 2004. We continue to experience a shift from higher margin core long distance and dial-up Internet revenues to new product sets that include bundled services and lower margin prepaid and resold services.

United States and Other: United States and Other cost of revenue decreased $3.7 million primarily due to a decrease of $3.3 million in carrier services, $2.9 million in retail voice services, $0.8 million in prepaid services, and $0.7 million in Internet services. The decreases were partially offset by an increase of $3.4 million in VOIP services and an increase of $0.6 million in wireless services.

Canada: Canada cost of revenue increased $5.6 million primarily due to an increase of $7.9 million in new initiatives, which include local, VOIP and wireless services, a $2.0 million increase in prepaid services, and a $1.2 million increase in Internet services. The increases were partially offset by a decrease in retail voice services of $5.4 million. The strengthening of the CAD against the USD accounted for a $2.2 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Europe: European cost of revenue decreased by $5.4 million. The decrease is primarily attributable to a $6.2 million decrease in prepaid services including decreases of $14.4 million in the UK, offset by increases of $6.4 million and $1.9 million for the Netherlands and Sweden, respectively, with additional decreases in wireless services of $1.7 million in the UK and retail voice services of $1.4 million. These decreases partially offset an increase of $3.7 million in carrier services. The strengthening of the European currencies against the USD accounted for a $2.6 million increase to cost of revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Asia-Pacific: Asia-Pacific cost of revenue increased $0.9 million primarily due to a $5.4 million increase in Australia DSL and other services with an additional increase of $0.4 million increase of Japan carrier services. The increase is offset by the decreases in residential and business voice cost of revenue of $1.5 million and $1.0 million, respectively, and dial-up Internet services and prepaid services decreased $1.6 million and $0.8 million, respectively. Strengthening of the AUD against the USD accounted for a $4.1 million increase to cost of revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Selling, general and administrative expenses increased $3.3 million to $98.7 million, or 33.6% of net revenue, for the three months ended June 30, 2005 from $95.4 million, or 28.8% of net revenue, for the three months ended June 30, 2004. The increase in selling, general and administrative expenses is attributable to a $5.5 million increase in salaries and benefits which reflects $1.6 million of severance costs and additional spending for VOIP, local, broadband and wireless initiatives, a $3.5 million increase in professional fees primarily for consulting support of the LINGO and wireless businesses and legal expenses in Europe, and an increase of $0.7 million in advertising for new initiatives. These increases are partially offset by a decrease of $6.6 million in sales and marketing expenses, primarily related to the decrease in commissions expense on prepaid services.

Depreciation and amortization expense decreased $1.4 million to $21.8 million for the three months ended June 30, 2005 from $23.1 million for the three months ended June 30, 2004. The decrease consists of a decrease in amortization expense of $1.3 million, and a decrease in depreciation expense of $0.1 million.

Loss on early extinguishment of debt was $1.7 million for the three months ended June 30, 2005. The $1.7 million loss resulted from the exchange of our common stock for the extinguishment of $5.0 million in principal amount of the 2000 Convertible Subordinated Debentures including the write-off of deferred financing costs, slightly offset by savings on accrued interest. The $0.3 million gain in the three months ended June 30, 2004 resulted from our purchase of $5.5 million in principal amount of senior notes, prior to maturity, for $5.1 million in cash, slightly offset by the write-off of related deferred financing costs.

Interest expense increased $2.0 million to $13.6 million for the three months ended June 30, 2005 from $11.6 million for the three months ended June 30, 2004. The increase is the result of $2.4 million in interest from our February 2005 senior secured term loan facility, slightly offset by $0.4 million in interest saved from the reduction of senior debt and other refinancing arrangements in the past twelve months.

Foreign currency transaction loss was a loss of $3.3 million for the three months ended June 30, 2005 as compared to a loss of $14.7 million for the three months ended June 30, 2004. The decrease is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense increased to $2.5 million for the three months ended June 30, 2005 from $1.7 million for the three months ended June 30, 2004. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiary by our Canadian and Australian subsidiaries.

Results of operations for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004

Net revenue decreased $72.6 million or 10.7% to $607.0 million for the six months ended June 30, 2005 from $679.6 million for the six months ended June 30, 2004. Our data/Internet and VOIP revenue contributed $92.6 million and $47.0 million, respectively, for the six months ended June 30, 2005, as compared to $84.3 million and $36.6 million, respectively, for the six months ended June 30, 2004.

United States and Other: United States and Other net revenue decreased $25.4 million or 19.1% to $107.3 million for the six months ended June 30, 2005 from $132.7 million for the six months ended June 30, 2004. The decrease is primarily attributed to a decrease of $14.9 million in carrier services, a decrease of $14.1 million in retail voice services (including declines in residential and small business voice services and prepaid services), and a $2.1 million decrease in Internet services which was partially offset by an increase of $5.5 million in retail VOIP and an increase of $0.6 million in wireless services.

Canada: Canada net revenue increased $6.2 million or 5.1% to $125.9 million for the six months ended June 30, 2005 from $119.7 million for the six months ended June 30, 2004. The increase is primarily attributed to an increase of $15.8 million in new initiatives which include local, VOIP and wireless services, an $8.4 million increase in Internet services (mainly due to the April 2004 acquisition of Magma) and an increase of $4.6 million in prepaid services, which was partially offset by a decrease of $21.9 million in retail voice services and $0.7 million in carrier services. The strengthening of the CAD against the USD accounted for a $10.0 million increase to revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the six months ended		Year-over-Year
	June 30, 2005 Net Revenue	June 30, 2004 Net Revenue	Variance	Variance %
United States	$105,758	$130,801	$(25,043)	(19)%
Canada	$125,869	$119,711	$6,158	5%
Other	$1,512	$1,858	$(346)	(19)%

Europe: European net revenue decreased $35.7 million or 16.3% to $183.2 million for the six months ended June 30, 2005 from $218.9 million for the six months ended June 30, 2004. The decrease is primarily attributable to a decrease of $30.4 million in prepaid services, primarily in the UK and Netherlands, a $10.0 million decrease in retail voice services, and a $2.6 million decrease in wireless services, partially offset by an increase of $8.1 million in carrier services. The European prepaid services business declined primarily in the UK due to a UK court decision regarding the application of VAT which favored our competitors and made PRIMUS’ products uncompetitive from a pricing standpoint. We no longer operate a prepaid service business in the UK, but rather are a support service provider through a wholesale relationship. During the second quarter 2005 we launched prepaid services operations in new geographic markets, including the United States, as a provider of prepaid services directly to service providers and prepaid calling card distributors. The restructuring of the prepaid services business in the UK also reduced the collectibility of our receivables and resulted in a $2.5 million write-down of receivables. The strengthening of the European currencies against the USD accounted for an $8.0 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the six months ended June 30, 2005		For the six months ended June 30, 2004		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$71,254	39%	$110,510	50%	$(39,256)	(36)%
Netherlands	38,411	21%	40,831	19%	(2,420)	(6)%
Germany	26,627	14%	24,715	12%	1,912	8%
France	10,373	6%	11,145	5%	(772)	7%
Other	36,569	20%	31,725	14%	4,844	15%

Europe Total	$183,234	100%	$218,926	100%	$(35,692)	(16)%

Asia-Pacific: Asia-Pacific net revenue decreased $17.6 million or 8.5% to $190.7 million for the six months ended June 30, 2005 from $208.3 million for the six months ended June 30, 2004. The decrease is primarily attributable to a $14.0 million decrease in residential voice services, a $12.5 million decrease in dial-up Internet services, a $4.1 million decrease in business voice services, and a $1.5 million decrease in prepaid services, partially offset by a $13.8 million increase in Australia DSL services and a $1.0 million increase in carrier services. The strengthening of the AUD against the USD accounted for an $8.7 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the six months ended June 30, 2005		For the six months ended June 30, 2004		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$179,657	94%	$196,374	94%	$(16,717)	(9)%
Japan	5,595	3%	6,270	3%	(675)	(11)%
Other	5,456	3%	5,698	3%	(242)	(4)%

Asia-Pacific Total	$190,708	100%	$208,342	100%	$(17,634)	(8)%

Cost of revenue decreased $10.1 million to $398.6 million, or 65.7% of net revenue, for the six months ended June 30, 2005 from $408.7 million, or 60.1% of net revenue, for the six months ended June 30, 2004. We continue to experience a shift from higher margin core long distance and dial-up Internet revenues to new product sets that include bundled services and lower margin prepaid and resold services.

United States and Other: United States and Other cost of revenue decreased $17.3 million primarily due to a decrease of $14.5 million in carrier services, $6.0 million in retail voice services, $1.6 million in Internet services and $1.5 million in prepaid services. The decreases were partially offset by an increase of $6.0 million in VOIP services and an increase of $0.6 million in wireless services as these businesses expand further.

Canada: Canada cost of revenue increased $8.0 million primarily due to an increase of $14.2 million in new initiatives, which include local, VOIP and wireless services, $3.4 million in prepaid services and $2.8 million in Internet services. The increases were partially offset by decreases in retail voice and carrier services of $11.9 million and $0.6 million, respectively. The strengthening of the CAD against the USD accounted for a $4.1 million increase to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the six months ended June 30, 2005 to the six months ended June 30, 2004.

Europe: European cost of revenue decreased by $0.7 million. The decrease is primarily attributable to an $8.1 million decrease in prepaid services including a decrease of $15.7 million in the UK, offset by increases of $4.0 million in the Netherlands and $3.6 million in Sweden. Retail voice decreased $3.9 million primarily in the UK and Austria of $2.4 million and $2.5 million, respectively. These decreases were offset by increases of $9.2 million in carrier services primarily due to a $4.9 million increase in Italy, a $2.2 million increase in Germany, a $1.9 million increase in the UK, and a $1.0 million increase in Spain. Wireless services increased by $2.0 million, primarily in the UK as a result of increased reserves on our wireless handset inventory. The strengthening of the European currencies against the USD accounted for a $5.4 million increase to cost of revenue, which is included in the above explanation, when comparing the exchange rates for the six months ended June 30, 2005 to the six months ended June 30, 2004.

Asia-Pacific: Asia-Pacific cost of revenue decreased $0.1 million primarily due to dial-up Internet services decrease of $3.6 million, residential and business voice cost of revenue decreases of $2.2 million and $2.1 million, respectively, prepaid services decrease of $1.2 million, and a decrease in wireless services of $0.2 million. The decrease was offset by an increase of $8.5 million in DSL and other services, and a carrier services increase of $0.8 million. Strengthening of the AUD against the USD accounted for a $5.0 million increase to cost of revenue, which is included in the above explanation above, when comparing the exchange rates for the six months ended June 30, 2005 to the six months ended June 30, 2004.

Selling, general and administrative expenses increased $14.5 million to $204.2 million, or 33.6% of net revenue, for the six months ended June 30, 2005 from $189.7 million, or 27.9% of net revenue, for the six months ended June 30, 2004. The increase in selling, general and administrative expenses is attributable to an $11.5 million increase in salaries and benefits which reflects severance costs of $1.6 million and additional spending for VOIP, local, broadband and wireless initiatives, a $6.4 million increase in professional fees which includes efforts related to Sarbanes-Oxley compliance and consulting support of the LINGO and wireless businesses, an increase of $5.3 million in advertising for new initiatives, and an increase of $3.2 million for rent and general and administrative expenses. These increases are partially offset by a decrease of $12.0 million in sales and marketing expenses, primarily related to the decrease in commissions expense on prepaid services.

Depreciation and amortization expense decreased $1.9 million to $44.7 million for the six months ended June 30, 2005 from $46.6 million for the six months ended June 30, 2004. The decrease consists of a decrease in amortization expense of $1.1 million and a decrease in depreciation expense of $0.9 million.

Loss on early extinguishment of debt was $1.7 million for the six months ended June 30, 2005. The $1.7 million loss resulted from the exchange of our common stock for the extinguishment of $5.0 million in principal amount of the 2000 Convertable Subordinated Debentures including the write-off of deferred financing costs, slightly offset by savings on accrued interest. The ($13.9) million loss in the six months ended June 30, 2004 consisted of $10.9 million in premium payments related to our purchase of $186.4 million in principal amount of senior notes and a $3.0 million write-off of deferred financing costs.

Interest expense decreased $0.6 million to $26.0 million for the six months ended June 30, 2005 from $26.7 million for the six months ended June 30, 2004. The decrease is a result of $5.1 million in interest saved from the reduction of senior debt and other refinancing arrangements in the past twelve months, offset by $4.5 million in interest from our February 2005 senior secured term loan facility.

Foreign currency transaction loss was a loss of $6.4 million for the six months ended June 30, 2005 as compared to a loss of $15.8 million for the six months ended June 30, 2004. The decrease is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense increased to $5.0 million for the six months ended June 30, 2005 from $2.6 million for the six months ended June 30, 2004. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiary by our Canadian and Australian subsidiaries.

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

Net cash used in operating activities was $16.2 million for the six months ended June 30, 2005 as compared to net cash provided by operating activities of $34.0 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, operations used $14.5 million of cash. We used $17.4 million to reduce our accounts payable and accrued interconnection costs to bring our payables more current and $1.8 million to increase other assets. During the six months ended June 30, 2005 cash was increased by a decrease in accounts receivable of $10.9 million as we brought our receivables more current, a decrease in prepaid expenses and other current assets of $4.4 million as prepaid balances, inventories and non-trade receivables were reduced, an increase in deferred revenue, accrued expenses, accrued income taxes and other liabilities of $1.2 million and an increase in accrued interest of $1.0 million. For the six months ended June 30, 2004, operations generated $59.2 million of cash. We generated $11.7 million in cash from a decrease of $10.2 million in accounts receivable and in increase of $1.5 million in accrued interest. During such period, we used $29.1 million to pay down our accounts payable, accrued interconnection costs, accrued expenses, deferred revenue, accrued income taxes and other liabilities and $7.8 million to increase inventories, prepaid expenses and other current and non-current assets.

Net cash used by investing activities was $26.8 million for the six months ended June 30, 2005 compared to net cash used by investing activities of $44.1 million for the six months ended June 30, 2004. Net cash used by investing activities during the six months ended June 30, 2005 included $30.2 million of capital expenditures primarily for additions to our global network, especially the Australian DSL network, and back office support systems, offset by a decrease of $3.6 in restricted cash. Net cash used by investing activities during the six months ended June 30, 2004 included $17.5 million of capital expenditures primarily for global network and back office support systems, along with cash used for business acquisitions in the amount of $26.4 million – mostly for AOL/7 Pty Ltd in Australia and Magma in Canada and a $0.2 million increase in restricted cash.

Net cash provided by financing activities was $86.2 million for the six months ended June 30, 2005 as compared to net cash provided by financing activities of $19.3 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, cash provided by financing activities consisted of $97.0 million from the issuance of our $100 million senior secured term loan facility, net of $3.0 million in financing costs, slightly offset by $11.0 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the six months ended June 30, 2004, cash provided by financing activities consisted of $233.0 million from the issuance of our 8% senior notes due 2014 (“2004 Senior Notes”) and $2.2 million in other financing, offset by $197.3 million used for the purchase or redemption of certain of our debt securities and $19.6 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

We believe that our existing cash and cash equivalents along with management’s ability to moderate discretionary spending (e.g. advertising, capital expenditures) will be sufficient to fund our debt service requirements and other fixed obligations (such as capital leases, leased fiber capacity, financing facilities and other long-term obligations), capital expenditures, resolution of vendor disputes, and other cash needs for our operations through at least the next year. To reduce the impact of faster than expected revenue and margin declines, we have implemented and expect to implement additional cost reductions that are targeted to achieve annualized savings of at least $20 million. We believe our aggregate capital expenditures will be approximately $50 million to $60 million in 2005. We will continue to have significant debt and debt service obligations during the next year and on a long-term basis. As a result, there can be no assurance that changes in assumptions or conditions, including those referenced under “Legal Proceedings” and “Special Note Regarding Forward–Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity position. As of June 30, 2005, we have $10.7 million in future minimum purchase obligations, $45.0 million in future operating lease payments and $646.1 million of indebtedness with payments of principal and interest due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility	Senior Notes	Senior Convertible Notes	Other Long-Term Obligations	Convertible Subordinated Debentures	Purchase Obligations	Operating Leases	Total
2005 (as of June 30, 2005)	$8,539	$5,167	$14,667	$2,475	$1,706	$1,786	$3,758	$9,101	$47,199
2006	14,967	10,265	29,333	4,950	1,173	3,572	6,959	11,715	82,934
2007	5,485	10,171	29,333	4,950	3,159	63,905	—	9,358	126,361
2008	2,021	10,077	29,333	4,950	157	—	—	7,067	53,605
2009	277	9,983	111,948	4,950	32	—	—	4,388	131,578
Thereafter	—	104,140	319,600	136,950	167	—	—	3,413	564,270

Total Minimum Principal & Interest Payments	31,289	149,803	534,214	159,225	6,394	69,263	10,717	45,042	1,005,947
Less: Amount Representing Interest	(2,736)	(50,053)	(216,599)	(27,225)	(440)	(7,144)	—	—	(304,197)

	$28,553	$99,750	$317,615	$132,000	$5,954	$62,119	$10,717	$45,042	$701,750

We have contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. We do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $3.7 million and $7.0 million total remaining in 2005 and 2006, respectively.

The indentures governing the senior notes, convertible senior notes, convertible subordinated debentures, and the senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by our subsidiaries. We were in compliance with the above covenants at June 30, 2005.

MCI (WorldCom). MCI and several of our subsidiaries in Europe had various disputes regarding the provision of transmission capacity and related operations and maintenance charges and telecommunications traffic associated with interconnection agreements over a period of several years in Europe. In March 2005, we and certain of our subsidiaries and MCI and certain subsidiaries of MCI agreed to settle all of these matters in full for $11.0 million, paid over five installments in 2005. As of December 31, 2004, the full $11.0 million settlement was accrued and $3.0 million remained payable as of June 30, 2005. The $3.0 million is recorded as accrued interconnection costs on our balance sheet and is not reflected in the table above.

From time to time, we consider the feasibility and timing of transactions that could raise capital for additional liquidity, debt reduction, refinancing of existing indebtedness and for additional working capital and growth opportunities. There can be no assurance we will be successful in any of these efforts to obtain any such financing on acceptable terms or at all. If we are successful in raising additional financing, securities comprising a significant percentage of our diluted capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change or prove inaccurate, including those with respect to our debt levels, competitive developments, developments affecting our network or new product initiatives, services, operations or cash from operating activities, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected. In such circumstances, there can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms.

In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described herein under “Special Note Regarding Forward–Looking Statements,” the most efficient use of our capital and resources, including investment in our new product initiatives, network, systems and lines of business, purchasing, refinancing, exchanging, tendering for or retiring certain of our outstanding debt securities and other instruments in privately negotiated transactions, open market transactions or by other means directly or indirectly to the extent permitted by our existing covenant restrictions.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle to require retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 will be effective for a change in accounting principle in fiscal years beginning after December 15, 2005, with earlier application permitted. We believe the adoption of SFAS No. 154 will not have a material effect on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which revised SFAS No. 123. This statement supercedes Accounting Principles Board (“APB”) Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim reporting period beginning after December 15, 2005. We will adopt the statement on January 1, 2006, as required. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma loss and loss per common share in the stock-based compensation accounting policy included in Note 2 to the consolidated condensed financial statements.

Special Note Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q and elsewhere constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•

expectations of future growth, creation of shareholder value, revenue, foreign revenue contributions and net income, as well as income from operations, earnings per share, cash flow, working capital, network development, customer migration, spending on and success with new product initiatives, including the development of broadband Internet, VOIP, wireless and local services, traffic development, capital expenditures, selling, general and administrative expenses, goodwill impairment charges, service introductions and cash requirements;

•	increased competitive pressures, declining usage patterns, and accelerated response involving new product initiatives, bundled service offerings and DSL network build-out;

•	financing, refinancing, de-levering and/or debt repurchase, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecasts;

•	assumptions regarding currency exchange rates;

•	cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, product plans and performance;

•	the impact of matters described under “Business—Legal Proceedings” in our most recently filed annual report on Form 10-K; and

•	management’s assessment of market factors and competitive developments.

Factors and risks, including certain of those described in greater detail herein, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include, without limitation:

•	changes in business conditions causing changes in the business direction and strategy by management;

•	accelerated competitive pricing and bundling pressures in the markets in which we operate, particularly from ILECs;

•	risks, delays and costs in seeking to reestablish our prepaid services business managed from Europe in pre-existing and new markets;

•	accelerated decrease in minutes of use on wireline phones;

•	fluctuations in the exchange rates of currencies, particularly of the USD relative to foreign currencies of the countries where we conduct our foreign operations;

•	adverse interest rate developments;

•	difficulty in maintaining or increasing customer revenues and margins through our new product initiatives and bundled service offerings, and difficulties, costs and delays in constructing and operating a proposed DSL network in Australia, and migrating broadband and local customers to such network;

•	inadequate financial resources to promote and to market the new product initiatives;

•	fluctuations in prevailing trade credit terms or revenues due to the adverse impact of, among other things, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers;

•	the possible inability to raise additional capital when needed, on attractive terms, or at all;

•	the inability to reduce, repurchase, exchange, tender for or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;

•	further changes in the telecommunications or Internet industry, including rapid technological changes, regulatory changes in our principal markets and the nature and degree of competitive pressure that we may face;

•	adverse tax or regulatory rulings from applicable authorities;

•	broadband, DSL, Internet, wireless, VOIP and telecommunications competition;

•	changes in financial, capital market and economic conditions;

•	changes in service offerings or business strategies, including the need to modify business models if performance is below expectations;

•	difficulty in retaining existing long distance wireline and dial-up ISP customers;

•	difficulty in migrating or retaining customers associated with acquisitions of customer bases, or integrating other assets;

•	difficulty in selling new services in the marketplace;

•	difficulty in providing broadband, DSL, local, VOIP or wireless services;

•	changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate, including recent judicial decisions in the United Kingdom involving the imposition of VAT on prepaid calling card services which could adversely affect revenues and margins;

•	restrictions on our ability to follow certain strategies or complete certain transactions as a result of our inexperience with new product initiatives, or limitations imposed by our capital structure or debt covenants;

•	risks associated with our limited DSL, Internet, VOIP, Web hosting and wireless experience and expertise, including cost effectively utilizing new marketing channels such as interactive marketing utilizing the Internet;

•	entry into developing markets;

•	aggregate margin contribution from the new initiatives are not sufficient in amount or timing to offset the margin decline in our long distance voice and dial-up ISP businesses;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel, and to manage growth;

•	risks associated with international operations;

•	dependence on effective information systems;

•	dependence on third parties to enable us to expand and manage our global network and operations and to offer broadband, DSL, local, VOIP and wireless services, including dependence upon the cooperation of incumbent carriers relating to the migration of customers;

•	dependence on the implementation and performance of our global standard asynchronous transfer mode and Internet-based protocol (ATM+IP) communications network;

•	adverse outcomes of outstanding litigation matters;

•	adverse regulatory rulings or actions affecting our operations, including the imposition of obligations upon VOIP providers to provide E911 services and restricting access to broadband networks owned and operated by others;

•	the potential elimination or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to significant issuances of equity securities, changes in ownership or other circumstances, which carryforwards would otherwise be available to reduce future taxable income; and

•	the outbreak or escalation of hostilities or terrorist acts and adverse geopolitical developments.

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

Potential NASDAQ Delisting. On June 17, 2005, we received a notice of potential delisting of our common stock from NASDAQ National Market due to the fact that our common stock had not met the minimum prescribed trading prices for continued listing on the NASDAQ National Market. If the minimum bid price per share of our common stock is not $1.00 or greater for a period of ten consecutive trading days before December 12, 2005 (or such shorter period as NASDAQ may notify us), our common stock is likely to be delisted from NASDAQ National Market, subject to our right to appeal any such determination. If we do not regain compliance by December 12, 2005, and we meet the NASDAQ SmallCap Market initial inclusion requirements except for bid price, we may apply to transfer from the NASDAQ National Market to the NASDAQ SmallCap Market. If we do not meet the continuing listing standards for the SmallCap Market, however, and are not successful in an appeal from any adverse determination, our common stock would be delisted from trading on the NASDAQ SmallCap Market and could trade on the OTC Bulletin Board. The OTC Bulletin Board is a substantially less liquid market than the NASDAQ National Market or SmallCap Market. As a result, if our common stock is delisted from the NASDAQ markets, our stockholders may have greater difficulty disposing of their shares in acceptable amounts and at acceptable prices and we may have greater difficulty issuing equity securities or securities convertible into common stock in such circumstances. If delisted, we cannot assure you when, if ever, our common stock would once again be eligible for listing on either the NASDAQ National Market or SmallCap Market.

Limited Experience in Delivering New Product Initiatives and in Providing Bundled Local, Wireless, Broadband, DSL, Internet, Data and VOIP Services. During 2004, we accelerated initiatives to provide wireless, broadband, VOIP and local wireline services in certain markets where we operate. During the third quarter of 2004 we accelerated initiatives to become an integrated wireline, wireless and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline and dial-up ISP customers to our competitors’ bundled wireless, wireline and broadband service offerings. Our experience in providing these new products in certain markets and in providing these bundled service offerings is limited. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expect that we will experience increased competition from traditional telecommunications carriers and cable companies and other new entrants that expand into the market for broadband, VOIP, Internet services and traditional voice services, and regulatory developments may impair our ability to compete. Therefore, future operations involving these individual or bundled services may not succeed in this new competitive environment, and we may not be able to expand successfully; may experience margin pressure; may face quarterly revenue and operating results variability; and have heightened difficulty in establishing future revenues or results. As a result, there can be no assurance that we will reverse recent revenue declines or maintain or increase revenues or be able to generate income from operations or net income in the future or on any predictable or timely basis.

Pricing and Bundling Pressure. The long distance telecommunications, Internet, broadband, DSL, data and wireless industry is significantly influenced by the marketing and pricing decisions of the larger long distance industry, Internet access, broadband, DSL and wireless business participants. Prices in the long distance industry have continued to decline in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Our competitors in our core markets include, among others: AT&T, MCI, Sprint, the regional bell operating companies (RBOCs) and the major wireless carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, CallNet, Allstream (formerly AT&T Canada) and the major wireless and cable companies in Canada; and BT, Cable & Wireless United Kingdom, MCI, Colt Telecom, Energis and the major wireless carriers in the United Kingdom. Customers frequently change long distance, wireless and broadband providers, and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is becoming similar to the intense competition in the United States. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower debt leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, Canada and Australia and the major wireless carriers and cable companies, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls. This strategy of our competitors could have a material adverse effect on our net revenue per minute, results of operations and financial condition if our pricing, set to remain competitive, is not offset by similar declines in our costs. Many companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future and may face quarterly revenue and operating results variability and have heightened difficulty in estimating future revenues or results.

Managing Change. Our repositioning in the market place may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage this change effectively, we must continue to implement and improve our operational and financial systems and controls, invest in critical network infrastructure to maintain or improve our service quality levels, purchase and utilize other transmission facilities, and expand, train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, on our support, sales and marketing and administrative resources and on our network infrastructure. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting.

Historical and Future Operating Losses and Net Losses. As of June 30, 2005, we had an accumulated deficit of $(774.5) million. We incurred net losses of $(63.6) million in 1998, $(112.7) million in 1999, $(174.7) million in 2000, $(306.2) million in 2001, $(34.6) million in 2002, $(10.6) million in 2004 and $(78.8) for the six months ended June 30, 2005. During the year ended December 31, 2003, we recognized net income of $54.8 million, of which $39.4 million is the positive impact of foreign currency transaction gains, but that net income should not necessarily be considered to be indicative of future results given our present competitive challenges. We cannot assure you that we will recognize net income, or reverse net revenue declines in future periods. If we cannot generate net income or operating profitability, we may not be able to meet our debt service or working capital requirements.

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

Intense Competition in Telecommunications. The local and long distance telecommunications, data, broadband, Internet, VOIP and wireless industries is intensely competitive with relatively limited barriers to entry in the more deregulated countries in which we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, cable television companies, who would offer voice, broadband, Internet access and television, and electric power utilities who would offer voice and broadband Internet access. For example, the United States and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the United States, as certain conditions have been met under the Telecommunications Act of 1996, the RBOCs have been allowed to enter the long distance market, AT&T, MCI and other long distance carriers have been allowed to enter the local telephone services market (although recent judicial and regulatory developments have diminished the attractiveness of this opportunity), and many entities, including cable television companies and utilities, have been allowed to enter both the local service and long distance telecommunications markets. Moreover, the rapid enhancement of VOIP technology may result in increasing levels of traditional domestic and international voice long distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks such as ours. Currently, there are significant capital investment savings and cost savings associated with carrying voice traffic employing VOIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long distance voice services will decrease in order to be competitive with VOIP. Additionally, competition is expected to be intense to switch customers to VOIP product offerings, as is evidenced by numerous recent market announcements in the United States and internationally from industry leaders and competitive carriers concerning significant VOIP initiatives. Our ability effectively to retain our existing customer base and generate new customers, either through our network or our own VOIP offerings, may be adversely affected by accelerated competition arising as a result of VOIP initiatives, as well as, regulatory developments that may impede our ability to compete, such as restrictions on access to broadband networks owned and operated by others. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

Impairment Risk. We assess the recoverability of our long-lived assets to be held and used whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Our judgments regarding the existence of impairment indicators are based on expected operational performance, market conditions, legal factors and future plans. If we conclude that a triggering event has occurred, we will compare the carrying value of the assets with the undiscounted cash flows expected to be derived from the usage of the asset. If there is a shortfall and the fair value of the asset is less than its carrying value, we will record an impairment charge for the excess carrying value over fair value. We estimate fair value using a discounted cash flow model. Any resulting impairment charge could have a material adverse impact on our financial condition and results of operations.

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

International Operations. We have significant international operations and, as of June 30, 2005, derive more than 80% of our revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to its switches within its territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

Foreign Exchange Risks. A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. For the three months ended June 30, 2005, our results were favorably impacted by a weakening of the USD compared to the foregoing currencies. See

Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening or weakening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulated other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

Network Development; Migration of Traffic. Our long-term success depends on our ability to design, implement, operate, manage and maintain a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network and to provide local, broadband Internet and wireless services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to develop necessary network (such as our DSL network in Australia) or to migrate traffic and customers onto our network, or if we experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

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

Government Regulation. Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Recent widespread regulatory changes in the United Kingdom and potential future regulatory, judicial, legislative and government policy changes in other jurisdictions where we operate could have a material adverse effect on us. Recent judicial decisions in the UK, involving the imposition of VAT on our prepaid calling card products and subsequent rulings that provided competitive advantage to offshore competitors materially impacted our first quarter 2005 revenues and margin, will result in a fundamental restructuring of our European prepaid card business and could adversely affect long-term future revenues and margin. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony, the need to provide emergency calling services in a manner required by the FCC that is not yet available commercially on a nation-wide basis and the ability to access broadband networks owned and operated by others; if regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and operating costs may increase; (3) general changes in access charges, universal service and regulatory fee payments would affect our cost of providing long distance services; and (4) general changes in access charges and contribution payments could adversely affect our cost of providing long distance, wireless, broadband, VOIP, local and other services. Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

Terrorist Attacks. We are a United States-based corporation with significant international operations. Terrorist attacks, such as the attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and subsequent worldwide terrorist actions, including apparent action against companies operating abroad, may negatively affect our operations. We cannot assure you that there will not be further terrorist attacks that affect our employees, network facilities or support systems, either in the United States or in any of the other countries in which we operate. Certain losses resulting from these types of events are uninsurable and others are not likely to be covered by our insurance. Terrorist attacks may directly impact our business operations through damage or harm to our employees, network facilities or support systems, increased security costs or the general curtailment of voice or data traffic. Any of these events could result in increased volatility in or damage to our business and the United States and worldwide financial markets and economies.

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

Foreign currency—A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each respective entity. In the future we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may continue to have a significant, and potentially adverse effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. Due to the large percentage of our revenues derived outside of the United States, strengthening or weakening of the USD relative to one or more of the foregoing currencies, could have an adverse impact on our future results of operations. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances. Prior to 2002, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from translation as a charge or credit to accumulated other comprehensive loss within the stockholders’ deficit section of the consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to such subsidiaries. As we are anticipating repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the EUR, there could be a negative or positive effect on the reported results for Europe, depending upon whether Europe is operating profitably or at a loss. It takes more profits in EUR to generate the same amount of profits in USD and a greater loss in EUR to generate the same amount of loss in USD. The opposite is also true. That is, when the USD weakens there is a positive effect on reported profits and a negative effect on the reported losses for Europe.

In six months ended June 30, 2005, as compared to the six months ended June 30, 2004, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is CAD, AUD, GBP and EUR increased (decreased) (3)%, (12)%, (38)% and (2)% in local currency compared to the six months ended June 30, 2004, but increased (decreased) 5%, (9)%, (36)% and (3)% in USD, respectively.

Interest rates—A substantial majority of our long-term debt obligations are at fixed interest rates at June 30, 2005. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments. In February 2005, we obtained a $100 million senior secured term loan facility, which has a variable interest rate feature.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of June 30, 2005 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at June 30, 2005. In the case of the convertible senior notes and convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features.

	Year of Maturity						Total	Fair Value
	2005	2006	2007	2008	2009	Thereafter
	(in thousands, except percentages)
Fixed Rate	$9,030	$14,672	$70,396	$2,079	$82,914	$367,150	$546,241	$241,994
Average Interest Rate	7%	9%	6%	7%	13%	6%	7%

Variable Rate	$500	$1,000	$1,000	$1,000	$1,000	$95,250	$99,750	$99,750
Average Interest Rate	9%	9%	9%	9%	9%	9%	9%

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

There have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls over financial reporting, that occurred during the period covered by this report, nor subsequent to the date we carried out our evaluation, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as indicated below. We have an ongoing process of evaluating internal controls over financial reporting. As such, we implemented new automated systems and related controls during the three months ended June 30, 2005 in several of our subsidiaries. Our Australian subsidiaries successfully implemented an automated purchase order system, and our Canadian subsidiaries implemented a new traffic rating system and an electronic accounts payable approval system. These changes are considered improvements to the internal controls over financial reporting and operating efficiencies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Federal Securities Class Action. We and four of our officers (the “Primus Defendants”) were defendants in a consolidated class action in the United States District Court for the Eastern District of Virginia, “In re Primus Telecommunications Group, Incorporated Securities Litigation.” Plaintiffs sued on behalf of certain purchasers (the “Class”) of Primus securities between February 14, 2003 and July 29, 2004 (the “Class Period”). In December 2004, the plaintiffs filed their Consolidated and Amended Complaint (“CAC”). Plaintiffs alleged that the Primus Defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. Plaintiffs sought damages, among other things, on the theory that the Primus Defendants fraudulently published false and misleading statements and/or fraudulently concealed adverse, non-public information about Primus, thereby artificially inflating the price of Primus’s securities. The CAC also covered matters related to: (i) Primus Telecommunications, Inc.’s (“PTI’s”) acquisition in 2002 of Cable & Wireless’ customers in the United States and migration and attrition of such customers; (ii) VOIP initiatives and challenges faced by Primus with respect to launching the various VOIP products; and (iii) Primus’s network and decisions to lease capacity versus purchase capacity. The Primus Defendants filed a motion to dismiss the CAC in January 2005. On March 11, 2005, the court dismissed the CAC with prejudice. The court ruled that plaintiffs would not be permitted to amend further their complaint. The plaintiffs did not appeal the decision dismissing their complaint, and the time in which to appeal has lapsed. Accordingly, this matter has been finally determined.

Shareholder Derivative Action. In September 2004, Richard J. Taddy filed a shareholder derivative action in the Alexandria Division of the United States District Court for the Eastern District of Virginia against members of Primus’s Board of Directors, a former director, a board observer and three of Primus’s executive officers (the “Primus Derivative Defendants”) on behalf of Primus for alleged violations of state law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Damages were sought based on allegations that, between “November 2003 and the present,” the Primus Derivative Defendants (1) publicly issued false and misleading statements and concealed adverse, non-public information about Primus, (2) engaged in, or permitted, illegal insider trading, and (3) engaged in, or permitted, various acts of “gross mismanagement” and “corporate waste.” In November 2004, the Primus Derivative Defendants filed a motion to dismiss the derivative action. In December 2004, the court granted Primus’s motion to dismiss the shareholder derivative action. The court dismissed the complaint because plaintiff failed to: (1) make a demand on Primus’s Board of Directors before filing the action as required by Delaware law or (2) allege with the requisite specificity that such a demand would have been futile. The court denied plaintiff’s request to amend the complaint and dismissed the complaint with prejudice. Plaintiff appealed this decision to the 4th Circuit of the United States Court of Appeals. In June 2005, plaintiff dismissed this action with prejudice. Accordingly, this matter has been finally determined.

Hondutel. In December 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, Inc. (“STSJ”), alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic during the period from December 1996 through September 1998. We acquired TresCom in June 1998, and TresCom is a subsidiary of ours. Plaintiff is seeking approximately $18 million in damages, plus legal fees and costs. TresCom and STSJ filed an answer in January 2000, and discovery is scheduled to be completed in the quarter ending September 30, 2005. TresCom and STSJ have recorded an accrual for the amounts that management estimates to be the probable loss. The legal and financial liability with respect to this legal proceeding is not covered by insurance, and the ultimate liability, if any, cannot be estimated with certainty at this time. An adverse result for the full amount sought or some significant percentage thereof would have a material adverse effect on our financial results. Our subsidiaries intend to defend the case vigorously, and we believe that this suit will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Employee Matters. A claim against us has been filed in the Netherlands relating to the recent termination of an executive in Europe. We do not yet have sufficient information to assess the probable outcome of this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2005, we exchanged 2,810,000 shares of our common stock for the extinguishment of $5.0 million in principal amount of the 2000 Convertible Subordinated Debentures. We issued the shares in reliance upon Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on June 14, 2005, the stockholders of the Company, holding 90,096,034 shares of record, (i) elected K. Paul Singh, John F. DePodesta and Paul G. Pizzani as directors of the Company for a three-year term, and (ii) voted against one stockholder proposal to implement a code of conduct based upon International Labor Organization human rights standards and the United Nations’ Norms on the Responsibilities of Transnational Corporations with Regard to Human Rights by its international suppliers and in its own international production facilities, and to commit to a program of outside, independent monitoring of compliance with these standards. The voting results were as follows: 73,475,837, 73,500,234 and 73,502,618 were in favor of Mr. Singh, Mr. DePodesta and Mr. Pizzani, respectively, and none were against, and 89,100, 784,703 and 782,319 were withheld for Mr. Singh, Mr. DePodesta and Mr. Pizzani, respectively. The vote against the stockholder proposal to implement a code of conduct was 28,286,440 against, 6,544,225 for and 1,326,989 withheld. David E. Hershberg, Pradman P. Kaul, John G. Puente and Douglas M. Karp continued as directors of the Company after the meeting, along with Messrs. Singh, DePodesta and Pizzani.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits (see index on page 54)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: August 9, 2005	By:	/s/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2005	By:	/s/ TRACY B. LAWSON
Tracy B. Lawson
Vice President—Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications.

32	Certification*.

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.