Form 10-Q
period 2005-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2005-11-09
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2005
Common Stock $0.01 par value	100,052,517

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET REVENUE	$293,149	$334,324	$900,230	$1,013,962

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	197,732	204,781	596,358	613,473
Selling, general and administrative	93,375	100,438	297,576	290,162
Depreciation and amortization	22,148	22,730	66,880	69,377
Loss on sale of assets	14	23	14	1,896
Loss on disposal of assets	12,772	—	13,350	—

Total operating expenses	326,041	327,972	974,178	974,908

INCOME (LOSS) FROM OPERATIONS	(32,892)	6,352	(73,948)	39,054
INTEREST EXPENSE	(13,552)	(11,206)	(39,575)	(37,864)
EQUITY INVESTMENT GAIN (LOSS)	—	115	(249)	81
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(4,160)	2,914	(5,865)	(10,982)
INTEREST AND OTHER INCOME	838	9,749	2,422	11,071
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	1,975	9,694	(4,411)	(6,103)

INCOME (LOSS) BEFORE INCOME TAXES	(47,791)	17,618	(121,626)	(4,743)
INCOME TAX EXPENSE	(2,856)	(1,465)	(7,837)	(4,045)

NET INCOME (LOSS)	$(50,647)	$16,153	$(129,463)	$(8,788)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.51)	$0.18	$(1.39)	$(0.10)
Diluted	$(0.51)	$0.16	$(1.39)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	98,640	89,837	93,035	89,408

Diluted	98,640	105,539	93,035	89,408

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,595	$49,668
Accounts receivable (net of allowance for doubtful accounts receivable of $21,472 and $20,032)	155,435	190,208
Prepaid expenses and other current assets	31,071	37,465

Total current assets	255,101	277,341
RESTRICTED CASH	11,382	16,963
PROPERTY AND EQUIPMENT—Net	295,534	326,646
GOODWILL	86,604	83,346
OTHER INTANGIBLE ASSETS—Net	15,060	27,200
OTHER ASSETS	31,240	27,104

TOTAL ASSETS	$694,921	$758,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$101,427	$125,002
Accrued interconnection costs	72,515	80,048
Deferred revenue	30,557	35,219
Accrued expenses and other current liabilities	37,504	32,982
Accrued income taxes	20,404	19,506
Accrued interest	9,444	13,808
Current portion of long-term obligations	15,961	17,122

Total current liabilities	287,812	323,687
LONG-TERM OBLIGATIONS	626,117	542,230
OTHER LIABILITIES	1,336	1,439

Total liabilities	915,265	867,356

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock: Series A and B, $0.01 par value—1,895,050 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—150,000,000 shares authorized; 100,035,058 and 90,011,899 shares issued and outstanding	1,000	900
Additional paid-in capital	681,827	658,629
Accumulated deficit	(825,121)	(695,658)
Accumulated other comprehensive loss	(78,050)	(72,627)

Total stockholders’ deficit	(220,344)	(108,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$694,921	$758,600

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,463)	$(8,788)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	17,968	12,773
Depreciation and amortization	66,880	69,377
Loss on sale of assets	14	1,896
Loss on disposal of assets	13,350	—
Equity investment (income) loss	249	(81)
Loss on early extinguishment of debt	5,865	10,982
Minority interest share of loss	(327)	(335)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(988)	4,031
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	11,858	3,809
(Increase) decrease in prepaid expenses and other current assets	5,547	(4,005)
Increase in other assets	(1,813)	(1,331)
Increase (decrease) in accounts payable	(17,912)	8,301
Decrease in accrued interconnection costs	(5,087)	(19,586)
Increase (decrease), net, in deferred revenue, accrued expenses, accrued income taxes, other current liabilities and other liabilities	857	(18,096)
Decrease in accrued interest	(4,019)	(2,964)

Net cash provided by (used in) operating activities	(37,021)	55,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,522)	(26,257)
Cash used for business acquisitions, net of cash acquired	(226)	(28,196)
(Increase) decrease in restricted cash	5,421	(4,444)

Net cash used in investing activities	(37,327)	(58,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	109,717	235,240
Purchase of the Company’s debt securities	—	(207,472)
Principal payments on capital leases, vendor financing and other long-term obligations	(16,146)	(30,586)
Proceeds from sale of common stock	221	1,179

Net cash provided by (used in) financing activities	93,792	(1,639)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(517)	(6,572)

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,927	(11,125)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,668	64,066

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,595	$52,941

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$41,659	$39,284
Cash paid for taxes	$2,664	$983
Non-cash investing and financing activities:
Capital lease additions	$809	$—
Leased fiber capacity additions	$—	$4,167
Property and equipment, accrued in current liabilities	$517	$—
Common stock issued for business acquisitions	$—	$6,072
Business acquisition, financed by long-term obligations	$2,064	$2,212
Business acquisition costs, accrued in current liabilities	$—	$50
Settlement of outstanding debt with issuance of common stock	$17,000	$—

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET INCOME (LOSS)	$(50,647)	$16,153	$(129,463)	$(8,788)
OTHER COMPREHENSIVE LOSS, NET OF TAX— Foreign currency translation adjustment	(579)	(5,619)	(5,423)	(15,038)

COMPREHENSIVE INCOME (LOSS)	$(51,226)	$10,534	$(134,886)	$(23,826)

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (“the Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”) and 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”), in all of which the Company has a controlling interest. The Company has agreed to purchase an additional 39% of Matrix and is awaiting certain contingency conditions to be met before closing can be completed. Additionally, the Company has the ability to control Direct Internet Limited (“DIL”), pursuant to a convertible loan which can be converted at any time into equity of DIL in an amount as agreed upon between the Company and DIL and as may be permitted under local law. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc. (“Bekko”).

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Stock-Based Compensation—At September 30, 2005, the Company had three stock-based employee compensation plans. The Company uses the intrinsic value method to account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Income (loss) attributed to common shareholders—basic, as reported	$(50,647)	$16,153	$(129,463)	$(8,788)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(947)	(935)	(2,824)	(2,100)

Pro forma income (loss) attributable to common stockholders—basic	$(51,594)	$15,218	$(132,287)	$(10,888)

Net income (loss)	$(50,647)	$16,153	$(129,463)	$(8,788)
Add: Interest expense on 2003 Convertible Senior Notes	—	1,238	—	—

Income (loss) attributed to common shareholders—diluted, as reported	(50,647)	17,391	(129,463)	(8,788)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(947)	(935)	(2,824)	(2,100)

Pro forma income (loss) attributable to common stockholders—diluted	$(51,594)	$16,456	$(132,287)	$(10,888)

Basic income (loss) per common share:
As reported	$(0.51)	$0.18	$(1.39)	$(0.10)
Pro forma	$(0.52)	$0.17	$(1.42)	$(0.12)

Diluted income (loss) per common share:
As reported	$(0.51)	$0.16	$(1.39)	$(0.10)
Pro forma	$(0.52)	$0.16	$(1.42)	$(0.12)

Weighted average common shares outstanding:
Basic	98,640	89,837	93,035	89,408
Diluted	98,640	105,539	93,035	89,408

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In December 2004, FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which revised SFAS No. 123. This statement supersedes APB Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. The Company will adopt the statement on January 1, 2006, as required. The Company has commenced its analysis of SFAS No. 123(R), but has not yet decided whether to use the modified-prospective or the modified-retrospective method of adoption. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma loss and loss per common share in the stock-based compensation accounting policy included in this Note to the consolidated condensed financial statements.

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

In June 2003, Primus Canada acquired 100% of Telesonic Communications, Inc. (“TCI”), a Canadian prepaid card company, for $6.2 million (8.5 million CAD) in cash. The last installment of the $6.2 million, in the amount of $1.2 million (1.5 million CAD) was paid in July 2005. The terms of the acquisition agreement that provide for additional consideration to be paid if the acquired company’s adjusted revenues exceed certain targeted levels through May 2005 have expired; all additional consideration has been recorded and paid as of September 30, 2005. The additional amounts were calculated as a percentage of the excess adjusted revenue earned over a specified target with no stated maximum, and were recorded as additional cost of the acquired company in accordance with SFAS No. 141, “Business Combinations.”

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following chart shows the additional consideration recorded (in thousands) as a result of revenue exceeding targeted levels:

Month Earned	Amount Earned	Month Paid
August 2004	$701	November 2004
October 2004	382	January 2005
November 2004	748	January 2005
February 2005	985	April 2005
April 2005	461	July 2005
May 2005	737	July 2005

Total Earned	$4,014

The following table summarizes (in thousands) the final allocation of the consideration paid for the fair values of the assets acquired and the liabilities assumed at the date of acquisition of AOL/7 and Onramp and the preliminary allocations of the consideration paid for the fair values of the assets acquired and the liabilities assumed at the date of acquisition of Wiznet recorded in the nine months ended September 30, 2005. The additional consideration paid of $2.2 million for TCI in the nine months ended September 30, 2005 increased goodwill.

	TCI	Wiznet	Onramp	AOL/7
Current assets	$9,229	$75	$920	$2,902
Property and equipment	75	1,026	155	61
Goodwill	9,832	374	2,217	8,594
Customer list	1,163	—	2,190	10,152
Brand name	—	—	—	3,627
Current liabilities	(10,067)	(157)	(1,252)	(5,844)
Long-term debt	—	—	(139)	—

Net assets acquired	$10,232	$1,318	$4,091	$19,492

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$192,097	$(178,439)	$13,658	$194,050	$(170,198)	$23,852
Brand name acquired	3,572	(2,840)	732	3,627	(1,522)	2,105
Other	2,416	(1,746)	670	2,780	(1,537)	1,243

Total	$198,085	$(183,025)	$15,060	$200,457	$(173,257)	$27,200

Amortization expense for customer lists, brand name acquired and other intangible assets for the three months ended September 30, 2005 and 2004 was $3.9 million and $5.0 million, respectively. Amortization expense for customer lists, brand name acquired and other intangible assets for the nine months ended September 30, 2005 and 2004 was $12.7 million and $14.8 million, respectively. The Company expects

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

amortization expense for customer lists, brand name acquired and other intangible assets for the remainder of 2005 and the fiscal years ending December 31, 2006, 2007, 2008 and 2009 to be approximately $3.5 million, $5.1 million, $3.4 million, $2.5 million and $0.6 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Goodwill	$86,604	$83,346

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows (in thousands):

	United States and Other	Canada	Europe	Asia-Pacific	Total
Balance as of January 1, 2005	$36,339	$27,906	$2,088	$17,013	$83,346
Additional purchase consideration	—	2,183	—	—	2,183
Purchase accounting allocation adjustments	—	92	—	(190)	(98)
Effect of change in foreign currency exchange rates	637	1,199	(239)	(424)	1,173

Balance as of September 30, 2005	$36,976	$31,380	$1,849	$16,399	$86,604

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Obligations under capital leases	$1,624	$1,988
Leased fiber capacity	23,460	33,084
Senior secured term loan facility	99,500	—
Financing facility and other	17,760	7,546
Senior notes	317,615	317,615
Convertible senior notes	132,000	132,000
Convertible subordinated debentures	50,119	67,119

Subtotal	642,078	559,352
Less: Current portion of long-term obligations	(15,961)	(17,122)

Total long-term obligations	$626,117	$542,230

The indentures governing the senior notes, convertible senior notes, convertible subordinated debentures, senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain other debt issued by the Company’s subsidiaries. The Company was in compliance with the above covenants at September 30, 2005.

Senior Secured Term Loan Facility

In February 2005, a direct wholly-owned subsidiary of the Company, Primus Telecommunications Holding, Inc. (PTHI), completed a six-year, $100 million senior secured term loan facility (the “Facility”). Each

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

borrowing made under the Facility may be, at the election of PTHI at the time of the borrowing, a LIBOR loan (which will bear interest at a rate equal to London Inter-Bank Offered Rate (LIBOR) + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.0%). The Facility contains no financial maintenance covenants. The Company borrowed $100 million under this facility in February 2005. The Facility will be repaid in 24 quarterly installments, which began on June 30, 2005, at a rate of one percent of the principal per year over the next five years and nine months, and the remaining balance repaid on the sixth anniversary date of the Facility, with early redemption at a premium to par at PTHI’s option at any time after February 18, 2006. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries.

Senior Notes, Convertible Senior Notes and Convertible Subordinated Debentures

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at September 30, 2005 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. During the year ended December 31, 2004, the Company reduced $5.0 million principal amount of the senior notes through open market purchases.

In September 2003, the Company completed the sale of $132 million in aggregate principal amount of 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) with semi-annual interest payments due on March 15th and September 15th. The Company recorded $5.2 million in costs associated with the issuance of the 2003 Convertible Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at September 30, 2005 was 4.4%. Holders of these notes may convert their notes into the Company’s common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The notes are convertible in the aggregate into 14,157,925 shares of the Company’s common stock.

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures were convertible into approximately 6,025,170 shares of the Company’s common stock based on a conversion price of $49.7913 per share. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of the debentures through $36.4 million of open market purchases and $192.5 million of conversions to its common stock. The principal that was converted to common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During year ended December 31, 2004, the Company retired $4.0 million principal amount of the 2000 Convertible Subordinated Debentures through open market purchases. In June 2005, the Company exchanged 2,810,000 shares of the Company’s common stock for the extinguishment of $5.0 million in principal amount of these debentures. In July 2005, the Company exchanged 5,840,000 shares of the Company’s common stock for the extinguishment of $10.0 million in

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

principal amount of these debentures. In August 2005, the Company exchanged 1,170,000 shares of the Company’s common stock for the extinguishment of $2.0 million in principal amount of these debentures.

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

Leased Fiber Capacity

Beginning September 30, 2001, the Company accepted delivery of fiber optic capacity on an indefeasible rights of use (IRU) basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term. The effective interest rate on current borrowings is 6.8%. The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. At September 30, 2005 and December 31, 2004, the Company had a liability recorded under this agreement in the amount of $12.3 million and $16.6 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million AUD ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. At September 30, 2005 and December 31, 2004, the Company had a liability recorded in the amount of $11.2 million (14.7 million AUD) and $16.5 million (21.3 million AUD), respectively.

Financing Facility

In April 2004, Primus Canada entered into a loan agreement with The Manufacturers Life Insurance Company (“Manulife”). The agreement provides for a $34.6 million (42 million CAD) two-year non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes of the Company and is secured by the assets of Primus Canada’s operations. In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement with Manulife that extended the maturity date one year to April 2007. The agreement is now a three-year non-revolving term loan credit facility bearing an interest rate of 7.75%. At September 30, 2005, the Company had an outstanding liability of $12.8 million (15.0 million CAD). At December 31, 2004 the Company had no outstanding liability under this loan agreement. An affiliate of Primus Canada has an additional loan facility agreement with Manulife of $2.6 million (3.0 million CAD) and at September 30, 2005 had a $2.6 million liability under this facility.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of September 30, 2005 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2005 (as of September 30, 2005)	$4,498	$2,248	$4,550
2006	14,933	3,725	11,715
2007	5,488	—	9,358
2008	2,041	—	7,067
2009	277	—	4,388
Thereafter	—	—	3,413

Total minimum lease payments	27,237	5,973	40,491
Less: Amount representing interest	(2,153)	—	—

	$25,084	$5,973	$40,491

The Company has contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value.

Rent expense under operating leases was $4.5 million and $5.4 million for the three months ended September 30, 2005 and 2004, respectively. Rent expense under operating leases was $14.2 million and $15.5 million for the nine months ended September 30, 2005 and 2004, respectively.

MCI and several of the Company’s subsidiaries in Europe had various disputes regarding the provision of transmission capacity and related operations and maintenance charges and telecommunications traffic associated with interconnection agreements over a period of several years in Europe. In March 2005, the Company and certain subsidiaries of the Company and MCI and certain subsidiaries of MCI agreed to settle all of these matters in full for $11.0 million, to be paid over five installments in 2005. As of December 31, 2004, the full $11.0 million settlement had been accrued, of which $1.0 million remained payable as of September 30, 2005. The $1.0 million is recorded as accrued interconnection costs on the Company’s balance sheet and is not reflected in the table above.

Litigation

Federal Securities Class Action. The Company and four of its officers (the “Primus Defendants”) were defendants in a consolidated class action in the United States District Court for the Eastern District of Virginia, “In re Primus Telecommunications Group, Incorporated Securities Litigation.” Plaintiffs sued on behalf of certain purchasers (the “Class”) of Primus securities between February 14, 2003 and July 29, 2004 (the “Class Period”). In December 2004, plaintiffs filed their Consolidated and Amended Complaint (“CAC”). Plaintiffs alleged that the Primus Defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. Plaintiffs sought damages, among other things, on the theory that the Primus Defendants fraudulently published false and misleading statements and/or fraudulently concealed adverse, non-public information about Primus, thereby artificially inflating the price of Primus’s securities. The CAC also covered matters related to: (i) Primus Telecommunications, Inc.’s (“PTI’s”) acquisition in 2002 of Cable & Wireless’s customers in the United States and migration and attrition of such customers; (ii) voice-over-Internet protocol (VOIP) initiatives and challenges faced by Primus with respect to launching the various VOIP products; and (iii) Primus’s network

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

and decisions to lease capacity versus purchase capacity. The Primus Defendants filed a motion to dismiss the CAC in January 2005. On March 11, 2005, the court dismissed the CAC with prejudice. The court ruled that plaintiffs would not be permitted to amend further their complaint. Plaintiffs did not appeal the decision dismissing their complaint, and the time in which to appeal has lapsed. Accordingly, this matter has been finally determined.

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

Hondutel. In December 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, Inc. (“STSJ”), alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic from December 1996 through September 1998. The Company acquired the stock of TresCom in June 1998. Plaintiff had been seeking over $18 million in damages, plus interest and costs. In October 2005, the Company agreed to settle this matter by agreeing to provide certain services to Plaintiff at no cost. The Company has accrued amounts sufficient to cover the anticipated costs of providing such services. The Company expects that a stipulation of dismissal will be filed shortly with the Florida State Court.

Other. The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company believes that any aggregate liability that may ultimately result from the resolution of these other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

7. GAIN OR LOSS ON EARLY EXTINGUISHMENT OF DEBT

In June 2005, the Company exchanged 2,810,000 shares of the Company’s common stock for the extinguishment of $5.0 million in principal amount of the 2000 Convertible Subordinated Debentures resulting in a $1.7 million loss on early extinguishment of debt. In July 2005, the Company exchanged 5,840,000 shares of the Company’s common stock for the extinguishment of $10.0 million in principal amount of the 2000 Convertible Subordinated Debentures resulting in a loss on early extinguishment of debt of $3.4 million. In August 2005, the Company exchanged 1,170,000 shares of the Company’s common stock for the extinguishment of $2.0 million in principal amount of the 2000 Convertible Subordinated Debentures resulting in a loss on early extinguishment of debt of $0.7 million.

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

Summary information with respect to the Company’s segments is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net Revenue
United States and Other
United States	$47,420	$60,012	$153,178	$190,813
Other	883	770	2,395	2,628

Total United States and Other	48,303	60,782	155,573	193,441

Canada
Canada	67,189	59,452	193,058	179,163

Total Canada	67,189	59,452	193,058	179,163

Europe
United Kingdom	22,397	65,512	93,651	176,021
Germany	14,232	12,483	40,859	37,198
Netherlands	32,555	18,986	70,967	59,818
Other	19,712	18,331	66,653	61,201

Total Europe	88,896	115,312	272,130	334,238

Asia-Pacific
Australia	83,221	93,372	262,879	289,746
Other	5,540	5,406	16,590	17,374

Total Asia-Pacific	88,761	98,778	279,469	307,120

Total	$293,149	$334,324	$900,230	$1,013,962

Income (Loss) from Operations
United States and Other	$(15,036)	$(14,329)	$(51,597)	$(32,889)
Canada	5,991	7,326	18,107	25,695
Europe	(17,786)	5,738	(35,810)	15,889
Asia-Pacific	(6,061)	7,617	(4,648)	30,359

Total	$(32,892)	$6,352	$(73,948)	$39,054

Capital Expenditures
United States and Other	$802	$1,269	$9,610	$3,029
Canada	3,156	1,077	8,565	7,346
Europe	998	3,432	4,017	7,487
Asia-Pacific	7,369	3,024	20,330	8,395

Total	$12,325	$8,802	$42,522	$26,257

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	September 30, 2005	December 31, 2004
Assets
United States and Other
United States	$145,179	$161,602
Other	7,746	6,920

Total United States and Other	152,925	168,522

Canada
Canada	164,745	151,342

Total Canada	164,745	151,342

Europe
United Kingdom	41,794	78,064
Germany	16,414	16,685
Netherlands	13,885	14,615
Other	59,914	62,055

Total Europe	132,007	171,419

Asia-Pacific
Australia	219,983	242,158
Other	25,261	25,159

Total Asia-Pacific	245,244	267,317

Total	$694,921	$758,600

The Company offers three main products—voice, data/Internet and VOIP in all of its segments. Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Voice	$223,031	$269,806	$690,557	$827,706
Data/Internet	45,289	44,465	137,888	128,787
VOIP	24,829	20,053	71,785	57,469

Total	$293,149	$334,324	$900,230	$1,013,962

9. LOSS ON DISPOSAL OF ASSETS

During the quarter ended September 30, 2005, the Company recognized a charge of $12.8 million associated with the disposal of specific long-lived assets which were taken out of service. The charge included $8.4 million in the United Kingdom, $2.9 million in the United States, $1.3 million in Germany and $0.1 million in Spain and is comprised of network fiber, peripheral switch equipment, software development costs, and other network equipment.

During the quarter ended June 30, 2005, the Company recognized a $0.6 million charge associated with the disposal of specific long-lived assets which include $0.4 million of wireless handset development costs in the United Kingdom determined to be obsolete and $0.2 million in the United States for switch equipment.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

The Company had no dilutive common share equivalents during the three-month and nine-month periods ended September 30, 2005, due to the results of operations being a net loss. For the three-month and nine-month periods ended September 30, 2005, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	8.1 million shares issuable under the Company’s stock option compensation plans,

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	1.0 million shares issuable upon conversion of the 2000 Convertible Subordinated Debentures.

For the three-month and nine-month periods ended September 30, 2004, the following could have potentially diluted income per common share in the future but were excluded from the calculation of diluted income (loss) per common share due to their antidilutive effects:

•	2.0 million and 8.3 million shares, respectively, issuable under the Company’s stock option compensation plans, and

•	0 shares and 14.2 million shares, respectively, issuable upon conversion of the 2003 Convertible Senior Notes, and

•	1.3 million shares issuable upon conversion of the 2000 Convertible Subordinated Debentures.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Income (loss) attributable to common stockholders—basic	$(50,647)	$16,153	$(129,463)	$(8,788)

Adjustment for interest expense on 2003 Convertible Senior Notes	—	1,238	—	—

Income (loss) attributable to common stockholders—diluted	$(50,647)	$17,391	$(129,463)	$(8,788)

Weighted average common shares outstanding—basic	98,640	89,837	93,035	89,408
In-the-money options exercisable under stock option compensation plans	—	1,544	—	—
2003 Convertible Senior Notes	—	14,158	—	—

Weighted average common shares outstanding—diluted	98,640	105,539	93,035	89,408

Income (loss) per common share:
Basic	$(0.51)	$0.18	$(1.39)	$(0.10)

Diluted	$(0.51)	$0.16	$(1.39)	$(0.10)

11. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

PTHI’s 2004 Senior Notes are fully and unconditionally guaranteed by Primus Telecommunications Group, Incorporated (“PTGI”). Accordingly, the following consolidating condensed financial information as of September 30, 2005 and December 31, 2004, and for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004 are included for (a) PTGI on a stand-alone basis; (b) PTHI and its subsidiaries; and (c) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$293,149	$—	$293,149
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	197,732	—	197,732
Selling, general and administrative	1,208	92,167	—	93,375
Depreciation and amortization	—	22,148	—	22,148
Loss on sale of assets	—	14	—	14
Loss on disposal of assets	—	12,772	—	12,772

Total operating expenses	1,208	324,833	—	326,041

LOSS FROM OPERATIONS	(1,208)	(31,684)	—	(32,892)
INTEREST EXPENSE	(4,933)	(8,619)	—	(13,552)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(4,160)	—	—	(4,160)
INTEREST AND OTHER INCOME	44	794	—	838
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(58)	2,033	—	1,975
INTERCOMPANY INTEREST	10,720	(10,720)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(49,980)	—	49,980	—

LOSS BEFORE INCOME TAXES	(49,575)	(48,196)	49,980	(47,791)
INCOME TAX EXPENSE	(1,072)	(1,784)	—	(2,856)

NET LOSS	$(50,647)	$(49,980)	$49,980	$(50,647)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$334,324	$—	$334,324
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	204,781	—	204,781
Selling, general and administrative	1,795	98,643	—	100,438
Depreciation and amortization	—	22,730	—	22,730
Loss on sale of fixed assets	—	23	—	23

Total operating expenses	1,795	326,177	—	327,972

INCOME (LOSS) FROM OPERATIONS	(1,795)	8,147	—	6,352
INTEREST EXPENSE	(5,266)	(5,940)	—	(11,206)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	1,800	1,114	—	2,914
EQUITY INVESTMENT GAIN	—	115	—	115
INTEREST AND OTHER INCOME	15	9,734	—	9,749
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(1,716)	11,410	—	9,694
INTERCOMPANY INTEREST	247	(247)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	23,894	—	(23,894)	—

INCOME BEFORE INCOME TAXES	17,179	24,333	(23,894)	17,618
INCOME TAX EXPENSE	(1,060)	(405)	—	(1,465)

NET INCOME	$16,119	$23,928	$(23,894)	$16,153

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$900,230	$—	$900,230
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	596,358	—	596,358
Selling, general and administrative	4,642	292,934	—	297,576
Depreciation and amortization	—	66,880	—	66,880
Loss on sale of assets	—	14	—	14
Loss on disposal of assets	—	13,350	—	13,350

Total operating expenses	4,642	969,536	—	974,178

LOSS FROM OPERATIONS	(4,642)	(69,306)	—	(73,948)
INTEREST EXPENSE	(15,221)	(24,354)	—	(39,575)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(5,865)	—	—	(5,865)
EQUITY INVESTMENT LOSS	—	(249)	—	(249)
INTEREST AND OTHER INCOME	114	2,308	—	2,422
FOREIGN CURRENCY TRANSACTION LOSS	(183)	(4,228)	—	(4,411)
INTERCOMPANY INTEREST	31,917	(31,917)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(132,400)	—	132,400	—

LOSS BEFORE INCOME TAXES	(126,280)	(127,746)	132,400	(121,626)
INCOME TAX EXPENSE	(3,183)	(4,654)	—	(7,837)

NET LOSS	$(129,463)	$(132,400)	$132,400	$(129,463)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$1,013,962	$—	$1,013,962
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	613,473	—	613,473
Selling, general and administrative	4,305	285,857	—	290,162
Depreciation and amortization	—	69,377	—	69,377
Loss on sale of fixed assets	—	1,896	—	1,896

Total operating expenses	4,305	970,603	—	974,908

INCOME (LOSS) FROM OPERATIONS	(4,305)	43,359	—	39,054
INTEREST EXPENSE	(18,912)	(18,952)	—	(37,864)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(11,958)	976	—	(10,982)
EQUITY INVESTMENT GAIN	—	81	—	81
INTEREST AND OTHER INCOME	172	10,899	—	11,071
FOREIGN CURRENCY TRANSACTION LOSS	(1,619)	(4,484)	—	(6,103)
INTERCOMPANY INTEREST	581	(581)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	28,313	—	(28,313)	—

INCOME (LOSS) BEFORE INCOME TAXES	(7,728)	31,298	(28,313)	(4,743)
INCOME TAX EXPENSE	(1,060)	(2,985)	—	(4,045)

NET INCOME (LOSS)	$(8,788)	$28,313	$(28,313)	$(8,788)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	September 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,014	$66,581	$—	$68,595
Accounts receivable	—	155,435	—	155,435
Prepaid expenses and other current assets	350	30,721	—	31,071

Total current assets	2,364	252,737	—	255,101
INTERCOMPANY RECEIVABLES	—	149,180	(149,180)	—
INVESTMENTS IN SUBSIDIARIES	275,552	—	(275,552)	—
RESTRICTED CASH	—	11,382	—	11,382
PROPERTY AND EQUIPMENT—Net	—	295,534	—	295,534
GOODWILL	—	86,604	—	86,604
OTHER INTANGIBLE ASSETS—Net	—	15,060	—	15,060
OTHER ASSETS	5,136	26,104	—	31,240

TOTAL ASSETS	$283,052	$836,601	$(424,732)	$694,921

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$114	$101,313	$—	$101,427
Accrued interconnection costs	—	72,515	—	72,515
Deferred revenue	—	30,557	—	30,557
Accrued expenses and other current liabilities	1,078	36,426	—	37,504
Accrued income taxes	4,795	15,609	—	20,404
Accrued interest	5,445	3,999	—	9,444
Current portion of long-term obligations	—	15,961	—	15,961

Total current liabilities	11,432	276,380	—	287,812
INTERCOMPANY PAYABLES	149,180	—	(149,180)	—
LONG-TERM OBLIGATIONS	264,734	361,383	—	626,117
OTHER LIABILITIES	—	1,336	—	1,336

Total liabilities	425,346	639,099	(149,180)	915,265

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,000	—	—	1,000
Additional paid-in capital	681,827	1,161,937	(1,161,937)	681,827
Accumulated deficit	(825,121)	(886,385)	886,385	(825,121)
Accumulated other comprehensive loss	—	(78,050)	—	(78,050)

Total stockholders’ equity (deficit)	(142,294)	197,502	(275,552)	(220,344)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$283,052	$836,601	$(424,732)	$694,921

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,463)	$(132,400)	$132,400	$(129,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	17,968	—	17,968
Depreciation and amortization	—	66,880	—	66,880
Loss on sale of assets	—	14	—	14
Loss on disposal of assets	—	13,350	—	13,350
Equity in net loss of subsidiary	132,400	—	(132,400)	—
Equity investment loss	—	249	—	249
Loss on early extinguishment of debt	5,865	—	—	5,865
Minority interest share of loss	—	(327)	—	(327)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	215	(1,203)	—	(988)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	11,858	—	11,858
Decrease in prepaid expenses and other current assets	864	4,683	—	5,547
(Increase) decrease in other assets	876	(2,689)	—	(1,813)
(Increase) decrease in intercompany balance	(9,931)	9,931	—	—
Decrease in accounts payable	(2,082)	(15,830)	—	(17,912)
Decrease in accrued interconnection costs	—	(5,087)	—	(5,087)
Increase, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	431	426	—	857
Increase (decrease) in accrued interest	651	(4,670)	—	(4,019)

Net cash used in operating activities	(174)	(36,847)	—	(37,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(42,522)	—	(42,522)
Cash used for business acquisitions, net of cash acquired	—	(226)	—	(226)
Decrease in restricted cash	—	5,421	—	5,421

Net cash used in investing activities	—	(37,327)	—	(37,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	109,717	—	109,717
Principal payments on capital leases, vendor financing and other long-term obligations	—	(16,146)	—	(16,146)
Proceeds from sale of common stock	221	—	—	221

Net cash provided by financing activities	221	93,571	—	93,792

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(517)	—	(517)

NET CHANGE IN CASH AND CASH EQUIVALENTS	47	18,880	—	18,927
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,967	47,701	—	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,014	$66,581	$—	$68,595

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

Recent Product Initiatives Overview

We have selectively targeted opportunities for us to participate in major growth areas for telecommunications—local, wireless, broadband, and VOIP, which we call our new initiatives or new strategic initiatives. These initiatives have been accelerated in response to competitive developments described under “—Recent Competitive Developments; Our Four-Pronged Action Plan.” Our approach in these areas has common elements: focus on bundling services to end-user customers; leverage our existing global voice, data and Internet network; and utilize established distribution channels and back-office systems. The year 2004 was highlighted by the accelerated implementation of our new strategic initiatives, to which we have continued to devote substantial resources in the first nine months of 2005.

We believe the local services market is a major opportunity for revenue growth for us. During the third quarter of 2004, we began offering local line service in Canada on a resale basis. We bundle these services with our other product offerings of long distance voice and Internet access, in competition with the incumbent local exchange carriers (ILECs). During the third quarter 2005, in Canada, our local, wireless and VOIP services revenue growth exceeded the decline in Canadian residential long distance voice services. The attainment of this goal benefited from improvements in our competitive environment in Canada, which is evidenced by our competitors’ retraction of low rate long distance offers. Our Canadian residential local telephone offering has generated approximately 73,000 lines in service. Approximately 90% of the new Canadian local customers add a bundled long distance offering and such customers generate average monthly revenues of approximately $34 (40 Canadian dollars (CAD)), as compared to approximately $10 (12 CAD) for a stand-alone long distance customer. In Canada, we believe the ability to bundle local services with our core long distance service presents future growth opportunities for us.

We are in the process of building our own digital subscriber line (DSL) network infrastructure in Australia and providing voice and broadband Internet services to residential customers on such network. The build-out of the first phase of our DSL infrastructure of 190 nodes is on track with 134 nodes installed and 21 other installations in progress. Initial migration of existing resale local and broadband customers to our network began in the second quarter 2005, and approximately 40,000 lines of service have been transferred to date. In Australia, we now have over 115,000 DSL customers and we are on target to exceed our previously stated goal of 120,000 DSL customers by the end of 2005. Residential customers taking a bundled broadband solution generate approximately $68 (90 Australian dollars (AUD)) per month in revenue. Most new broadband customers sign a two-year contract and approximately 70% of them also take a bundled local and long distance voice package.

Our wireless services are targeted at residential users in our existing major markets. In the United States and Europe, we target customers who wish to save money on their international calls using their wireless phones, and throughout each of our major markets, we target customers whose calls are mostly local and domestic long distance. Currently, many wireless users are blocked by their service provider from making international calls, and those that can make international calls are charged high rates. Through a combination of mobile virtual network operator (MVNO) and reseller service agreements with wireless carriers, we are able to offer wireless services to our customers at substantially reduced international rates. Even with reduced international rates, we believe our services have the potential to generate substantial margins. Our wireless services are a recent addition to our product portfolio and have not yet generated significant revenue.

The target customers for our VOIP products will ultimately be anyone who has a broadband connection anywhere in the world. We have been in the carrier VOIP market now for several years and carried over one billion minutes of international voice traffic in 2004 over the public Internet. Starting in 2004, we introduced retail VOIP products in Canada and the United States. In January 2004, we launched our VOIP TalkBroadband® service in Canada. In June 2004, we launched our LINGO product in the United States, which offers unlimited calling plans including destinations in Western Europe and certain countries in Asia, unlimited calling between two LINGO subscribers and the issuance of phone numbers that are local for calls originating in certain foreign countries. These services have grown to approximately 100,000 customers; in excess of 78,000 of these are LINGO customers (even with advertising being moderated during the third quarter 2005). LINGO customers generate approximately $29 in average monthly revenues. While we are pleased with the early results, significant further investment will be required to continue strengthening the LINGO brand and support an expanding customer base before achieving positive income from operations.

In light of revenue growth from the new initiatives in the third quarter, we now expect by the fourth quarter 2005 our new initiatives to exceed an aggregate revenue run rate of $100 million annually.

Also, it should be recognized that our marketing efforts across our broadband, VOIP and local initiatives, while successful, initially increase near-term pressure on profitability and cash flow due to one-time migration and installation charges imposed by the incumbent carriers. The relative impact of such one-time fees, which currently range between $40 per customer in Canada and $110 per customer in Australia, should lessen in early 2006 as the rate of new customer additions becomes a lower percentage of the growing customer base. In the third quarter 2005, we incurred $5 million in such fees as compared to $2 million in the prior quarter.

Recent Competitive Developments; Our Four-Pronged Action Plan

Our fundamental challenge continues to be generating sufficient margin contribution from new initiatives in broadband, local, wireless and VOIP services to offset the declining contribution from our core long distance voice and dial-up Internet service provider (ISP) businesses. To address this challenge, we have implemented a four-pronged action plan (“Action Plan”): first, to continue to drive strong revenue growth from the new initiatives in the broadband, local, wireless and VOIP businesses and to concentrate resources on the most promising initiatives; second, to achieve margin enhancements from the new initiatives as a result of increased scale and by investing in broadband infrastructure in high density locations as well as migrating customers onto our network; third, to continue cost cutting and cost management programs partially to offset margin erosion caused by the continued decline of our high-margin core retail revenues; and fourth, to reduce interest expense and debt levels by de-levering the balance sheet.

Our operating results continue to reflect increased competition from product bundling in virtually all of our markets; product substitution (e.g., wireless for fixed line; broadband for dial-up Internet); declining usage patterns for traditional fixed line voice services as use of wireless, e-mail and instant messaging services expand; together with continued competitive pricing pressures. As a result, our revenue growth and profitability have been strongly challenged by a changing industry environment, and this has caused variability in our quarterly operating results, as described below. In the past several quarters, we experienced pricing pressure on our core long distance services, reduced margins on our resale of DSL in Australia and significant churn in our dial-up ISP products in Australia, and reduced pricing on long distance offerings to encourage customers to subscribe to bundled local, wireless and broadband services. However, in Canada we have experienced a reduction of competitive pressures as incumbent providers are retracting low rate offers for long distance services.

Operating results for the quarter ended September 30, 2005 were stable compared to the prior quarter including a net revenue increase of $10 million in our prepaid services business as compared to the prior quarter, as well as a $6 million increase in revenue from our new initiatives. These increases were offset by sequential revenue erosion of approximately $9 million of our core retail businesses and a $5 million decline in low-margin wholesale voice revenue. Including the effect of these developments, the ongoing impact of significant investments in our new initiatives, and a $13 million charge for specific assets determined to be no longer in use, loss from operations was ($33) million as compared to a loss of ($24) million for the quarter ended June 30, 2005, which included a $3 million write-down of European prepaid card receivables and card stock inventory. During the remainder of 2005, we will continue to monitor our results and consider whether any potential impairment conditions exist.

Our first nine months of 2005 operating results as compared to the first nine months of 2004 reflect $47 million in net revenue declines in our prepaid services business caused by continuing competitive pressures, as well as the effect of a United Kingdom (UK) court decision which favored our competitors. As a licensed, facilities based operator in the UK, we are required to collect and remit VAT on our prepaid services sold in the UK. Accordingly, we built VAT into the price of our services. As a consequence of the court’s decision, our competitors’ products had no VAT factored into their price, making their products an attractive lower cost alternative. In response, we no longer operate a prepaid services business in the UK, but rather support service providers through a wholesale relationship. As a result, the revenue decline was not unexpected. During the second quarter 2005, we expanded our geographic markets, and we continue to build scale through the third quarter 2005. The revenue trajectory of the prepaid services business exiting the third quarter leads us to expect further revenue growth in the fourth quarter 2005.

Another important element of our Action Plan is our previously specified intent to reduce costs to offset partially the decline in core long-distance voice and dial-up ISP revenues. Over the course of the second quarter we began to implement cost reductions. Cost reduction actions completed late in the third quarter and expected actions to be taken in the fourth quarter should further reduce selling, general and administrative (SG&A) expense in the fourth quarter as compared to the third quarter. Our capital expenditure program in support of the new initiatives, particularly the DSL network build-out in Australia is expected to be in the low end of our targeted range of $50 million to $60 million in 2005.

The fourth element of our Action Plan is to reduce interest expense through further debt reduction. In June 2005, we exchanged 2,810,000 shares of our common stock for the extinguishment of $5.0 million in principal amount of the 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”), resulting in a $1.7 million loss on early extinguishment of debt. In July 2005, we exchanged 5,840,000 shares of our common stock for the extinguishment of $10.0 million in principal amount of the 2000 Convertible Subordinated Debentures, resulting in a loss on early extinguishment of debt of $3.4 million. In August 2005, we exchanged 1,170,000 shares of our common stock for the extinguishment of $2.0 million in principal amount of the 2000 Convertible Subordinated Debentures, resulting in a loss on early extinguishment of debt of $0.7 million. We will continue to reduce debt through regularly scheduled principal payments and may pursue opportunistic means to reduce debt, including further exchanges of our common stock for debt.

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

Prices in the long distance industry have declined in recent years, and as competition continues to increase in each of the service segments and each of the product lines, we believe that prices are likely to continue to decrease. Long distance minutes of use per customer also continue to decline as more customers are using wireless phones and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice; broadband for dial-up ISP services) has resulted in revenue declines in our core long distance voice and dial-up ISP businesses. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition from the existing wireline and wireless competitors and from new entrants, such as cable companies and VOIP companies, which could continue to affect adversely our net revenue per minute.

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

In most countries, we generally realize a higher margin on our international long distance as compared to our domestic long distance services and a higher margin on our services to both business and residential customers compared to those realized on our services to other telecommunications carriers. At the current time, we generally realize a higher margin on long distance services as compared to those realized on local switched and wireless services, many of which are resold. We also generally realize a higher margin on our Internet access, data services, and retail on-network broadband and retail VOIP services as compared to voice services. Carrier services over a fixed line network, which generate a lower margin than retail business and residential services, are an important part of net revenue because the additional traffic volume of such carrier customers improves the utilization of the network and allows us to obtain greater volume discounts from our suppliers than we otherwise would realize. Also, carrier services over Internet protocol (IP) have higher margins than carrier services over a fixed line network. Overall carrier revenue accounted for 19% and 20% of total net revenue for the three and nine months ended September 30, 2005, respectively and 19% of total net revenue for the three and nine months ended September 30, 2004. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; prepaid services versus traditional post-paid voice services; Internet, VOIP and data services versus voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Increased pressure will occur on our margin from customer set-up fees as we accelerate customer additions with our new product initiatives. For example, we pay a charge to transfer a new local customer in Canada, and charges to migrate DSL and local customers in Australia. However, migrating customers to our own networks, such as the DSL network being constructed in Australia, enables us to increase our margin on such services as compared to resale of services using other carriers’ networks.

Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and administrative costs. All selling, general and administrative expenses are expensed when incurred, with the exception of direct-response advertising, which is expensed in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” To further deploy and to promote our new initiatives and to defend our existing core businesses against increased competitive threats, and as our European prepaid card business continues to gain scale, we expect our sales, marketing and advertising expenses will increase as a percentage of net revenue in the near term.

In June 2005, we exchanged 2,810,000 shares of our common stock for the extinguishment of $5.0 million in principal amount of the 2000 Convertible Subordinated Debentures, resulting in a $1.7 million loss on early extinguishment of debt. In July 2005, we exchanged 5,840,000 shares of our common stock for the extinguishment of $10.0 million in principal amount of the 2000 Convertible Subordinated Debentures, resulting in a loss on early extinguishment of debt of $3.4 million. In August 2005, we exchanged 1,170,000 shares of our common stock for the extinguishment of $2.0 million in principal amount of the 2000 Convertible Subordinated Debentures, resulting in a loss on early extinguishment of debt of $0.7 million.

We will continue to reduce debt further through regularly scheduled principal payments and may pursue opportunistic means to reduce debt, including further exchanges of our common stock for debt.

Foreign Currency

Foreign currency can have a major impact on our financial results. Currently in excess of 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/British pound (GBP), and USD/Euro (EUR). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, the USD was weaker on average as compared to the CAD and AUD and stronger on average as compared to the GBP and the EUR. In the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004 the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three-month and nine-month periods ended September 30, 2005 and 2004 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	Variance	Variance %	2005	2004	Variance	Variance %
Canada	$67,189	$59,452	$7,737	13%	$193,058	$179,163	$13,895	8%
Australia	$83,221	$93,372	$(10,151)	(11)%	$262,879	$289,746	$(26,867)	(9)%
United Kingdom	$22,397	$65,511	$(43,114)	(66)%	$93,651	$176,021	$(82,370)	(47)%
Europe*	$62,960	$46,141	$16,819	36%	$165,720	$146,270	$19,450	13%

Net Revenue by Location—in Local Currencies

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	Variance	Variance %	2005	2004	Variance	Variance %
Canada (in CAD)	80,811	77,819	2,992	4%	236,295	237,984	(1,689)	(1)%
Australia (in AUD)	109,566	131,669	(22,103)	(17)%	342,029	397,092	(55,063)	(14)%
United Kingdom (in GBP)	12,552	36,035	(23,483)	(65)%	50,455	96,758	(46,303)	(48)%
Europe* (in EUR)	51,594	37,756	13,838	37%	131,782	119,367	12,415	10%

*	Europe includes only subsidiaries whose functional currency is the EUR.

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

Results of Operations

Results of operations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004

Net revenue decreased $41.2 million or 12.3% to $293.1 million for the three months ended September 30, 2005 from $334.3 million for the three months ended September 30, 2004 for the reasons described below. Our data/Internet and VOIP revenue contributed $45.3 million and $24.8 million, respectively, for the three months ended September 30, 2005, as compared to $44.5 million and $20.1 million, respectively, for the three months ended September 30, 2004.

United States and Other: United States and Other net revenue decreased $12.5 million or 20.6% to $48.3 million for the three months ended September 30, 2005 from $60.8 million for the three months ended September 30, 2004. The decrease is primarily attributed to a decrease of $9.9 million in retail voice services (including declines in residential and small business voice services and prepaid services), a decrease of $7.7 million in carrier services, a $1.3 million decrease in Internet services, partially offset by a $5.9 million increase in retail VOIP and an increase of $0.4 million in wireless services.

Canada: Canada net revenue increased $7.7 million or 12.9% to $67.2 million for the three months ended September 30, 2005 from $59.5 million for the three months ended September 30, 2004. The increase is primarily attributed to an increase of $7.3 million in new initiatives which include local, VOIP and wireless services, an increase of $5.0 million in prepaid services, and a $1.3 million increase in Internet services, which was partially offset by a decrease of $5.9 million in retail voice services. The strengthening of the CAD against the USD accounted for a $5.3 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended		Year-over-Year
	September 30, 2005 Net Revenue	September 30, 2004 Net Revenue	Variance	Variance %
United States	$47,420	$60,011	$(12,591)	(21)%
Canada	$67,189	$59,452	$7,737	13%
Other	$883	$770	$113	15%

Europe: European net revenue decreased $26.4 million or 22.9% to $88.9 million for the three months ended September 30, 2005 from $115.3 million for the three months ended September 30, 2004. The decrease is primarily attributable to a decrease of $16.8 million in prepaid services, primarily in the UK. We also experienced a $5.0 million decrease in retail voice services, a $2.3 million decrease in carrier services, and a decrease of $2.2 million in wireless services. The European prepaid services business declined primarily in the UK due to a UK court decision regarding the application of VAT which favored our competitors and made our products uncompetitive from a pricing standpoint. We no longer operate a prepaid service business in the UK, but rather are a support service provider through a wholesale relationship. During the second quarter 2005 we launched prepaid services operations in new geographic markets. The third quarter 2005 showed significant increases over the second quarter 2005 in our prepaid services revenue. The strengthening of the USD against the European currencies accounted for a $1.3 million decrease to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended September 30, 2005		For the three months ended September 30, 2004		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$22,397	25%	$65,511	57%	$(43,114)	(66)%
Netherlands	32,555	37%	18,986	16%	13,569	71%
Germany	14,232	16%	12,483	11%	1,749	14%
France	5,340	6%	4,232	4%	1,108	26%
Other	14,372	16%	14,100	12%	272	2%

Europe Total	$88,896	100%	$115,312	100%	$(26,416)	(23)%

Asia-Pacific: Asia-Pacific net revenue decreased $10.0 million or 10.1% to $88.8 million for the three months ended September 30, 2005 from $98.8 million for the three months ended September 30, 2004. The decrease is primarily attributable to a $9.6 million decrease in residential voices services, an $8.6 million decrease in dial-up Internet services, a $1.0 million decrease in business voice services, and a decrease of $1.0 million in prepaid services, partially offset by a $8.7 million increase in Australia DSL services, and a $1.3 million increase in Japan carrier services. The strengthening of the AUD against the USD accounted for a $6.6 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended September 30, 2005		For the three months ended September 30, 2004		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$83,221	94%	$93,372	94%	$(10,151)	(11)%
Japan	2,820	3%	2,625	3%	195	7%
Other	2,720	3%	2,781	3%	(61)	(2)%

Asia-Pacific Total	$88,761	100%	$98,778	100%	$(10,017)	(10)%

Cost of revenue decreased $7.1 million to $197.7 million, or 67.5% of net revenue, for the three months ended September 30, 2005 from $204.8 million, or 61.3% of net revenue, for the three months ended

September 30, 2004. We continue to experience a shift from higher margin core long distance and dial-up Internet revenues to new product sets that include bundled services and lower margin prepaid and resold services. We are also experiencing significant pressure on our margins with the increased customer and service migration fees in Canada and Australia.

United States and Other: United States and Other cost of revenue decreased $9.6 million primarily due to a decrease of $7.8 million in carrier services, $3.8 million in retail voice services, $1.0 million in prepaid services, and $0.6 million in Internet services. The decreases were partially offset by an increase of $3.1 million in VOIP services and an increase of $0.4 million in wireless services.

Canada: Canada cost of revenue increased $8.2 million primarily due to an increase of $5.9 million in new initiatives, which include local, VOIP and wireless services, a $2.3 million increase in prepaid services, and a $0.8 million increase in Internet services. The increases were partially offset by a decrease in retail voice services of $0.8 million and a decrease of $0.1 million in carrier services. The strengthening of the CAD against the USD accounted for a $2.1 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Europe: European cost of revenue decreased by $7.8 million. The decrease is primarily attributable to a $3.2 million decrease in prepaid services including decreases of $19.9 million in the UK, offset by increases of $15.8 million and $0.9 million for the Netherlands and Sweden, respectively, with additional decreases in wireless services of $2.2 million in the UK, carrier services of $1.4 million, and retail voice services of $1.2 million. The strengthening of the USD against the European currencies accounted for a $1.0 million decrease to cost of revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Asia-Pacific: Asia-Pacific cost of revenue increased $2.2 million primarily due to a $6.3 million increase in Australia DSL and other services, an increase of $1.1 million in Japan carrier services, an increase of $0.2 million in business voice services, and an increase of $0.1 million in wireless services. The increase is offset by the decreases in residential voice services of $3.2 million, and dial-up Internet services and prepaid services decreased $1.7 million and $0.6 million, respectively. Strengthening of the AUD against the USD accounted for a $3.9 million increase to cost of revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Selling, general and administrative expenses decreased $7.1 million to $93.4 million, or 31.9% of net revenue, for the three months ended September 30, 2005 from $100.4 million, or 30.0% of net revenue, for the three months ended September 30, 2004. The decrease in selling, general and administrative expenses is attributable to a $6.0 million decrease in sales and marketing expenses, primarily related to the decrease in commissions expense on prepaid services, a $1.7 million decrease in general and administrative fees, and a $0.2 million decrease in travel and entertainment expenses due to the implementation of cost reduction efforts. These decreases were partially offset by increases of $0.5 million in professional fees, and an increase of $0.4 million in salaries and benefits, which includes $0.9 million of severance expense in the third quarter 2005.

Depreciation and amortization expense decreased $0.6 million to $22.1 million for the three months ended September 30, 2005 from $22.7 million for the three months ended September 30, 2004. The decrease consists of a decrease in amortization expense of $1.0 million, partially offset by an increase in depreciation expense of $0.4 million due to assets being fully amortized or depreciated.

Loss on disposal of assets was $12.8 million for the three months ended September 30, 2005. We recognized a charge associated with the disposal of specific long-lived assets which were taken out of service. The charge included $8.4 million in the United Kingdom, $2.9 million in the United States, $1.3 million in Germany and $0.1 million in Spain and is comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

Interest expense increased $2.4 million to $13.6 million for the three months ended September 30, 2005 from $11.2 million for the three months ended September 30, 2004. The increase is the result of $2.5 million in interest from our February 2005 senior secured term loan facility, slightly offset by $0.1 million in interest saved from the reduction of senior debt and other refinancing arrangements.

Gain (loss) on early extinguishment of debt was ($4.2) million for the three months ended September 30, 2005. The ($4.2) million loss resulted from the exchange of our common stock for the extinguishment of $12.0 million in principal amount of the 2000 Convertible Subordinated Debentures including the write-off of deferred financing costs, slightly offset by savings on accrued interest. The $2.9 million gain in the three months ended September 30, 2004 resulted from our purchase of $8.1 million in principal amount of senior notes, prior to maturity, for $7.1 million in cash; our purchase of $4.0 million principal amount of our 2000 Convertible Subordinated Debentures, prior to maturity, for $3.0 million in cash; and the settlement of a $6.1 million outstanding payment obligation from the acquisition of Cable & Wireless’ United States-based retail switched voice services customer base for $5.0 million in cash, slightly offset by the write-off of related deferred financing costs.

Foreign currency transaction gain (loss) was a gain of $2.0 million for the three months ended September 30, 2005 as compared to a gain of $9.7 million for the three months ended September 30, 2004. The decrease is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense increased to $2.9 million for the three months ended September 30, 2005 from $1.5 million for the three months ended September 30, 2004. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiary by our Canadian and Australian subsidiaries, and the increase is due to higher interest and fees.

Results of operations for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004

Net revenue decreased $113.8 million or 11.2% to $900.2 million for the nine months ended September 30, 2005 from $1,014.0 million for the nine months ended September 30, 2004 for the reasons described below. Our data/Internet and VOIP revenue contributed $137.9 million and $71.8 million, respectively, for the nine months ended September 30, 2005, as compared to $128.8 million and $55.3 million, respectively, for the nine months ended September 30, 2004.

United States and Other: United States and Other net revenue decreased $37.9 million or 19.6% to $155.6 million for the nine months ended September 30, 2005 from $193.4 million for the nine months ended September 30, 2004. The decrease is primarily attributed to a decrease of $28.0 million in retail voice services (including declines in residential and small business voice services and prepaid services), a decrease of $22.6 million in carrier services and a $3.5 million decrease in Internet services which was partially offset by an increase of $15.5 million in retail VOIP and an increase of $1.0 million in wireless services.

Canada: Canada net revenue increased $13.9 million or 7.8% to $193.1 million for the nine months ended September 30, 2005 from $179.2 million for the nine months ended September 30, 2004. The increase is primarily attributed to an increase of $23.1 million in new initiatives which include local, VOIP and wireless services, a $9.7 million increase in Internet services (mainly due to the April 2004 acquisition of Magma Communications Ltd. (“Magma”)) and an increase of $9.6 million in prepaid services, which was partially offset by a decrease of $27.8 million in retail voice services and $0.7 million in carrier services. The strengthening of the CAD against the USD accounted for a $15.2 million increase to revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the nine months ended		Year-over-Year
	September 30, 2005 Net Revenue	September 30, 2004 Net Revenue	Variance	Variance %
United States	$153,178	$190,813	$(37,635)	(20)%
Canada	$193,058	$179,163	$13,895	8%
Other	$2,395	$2,628	$(233)	(9)%

Europe: European net revenue decreased $62.1 million or 18.6% to $272.1 million for the nine months ended September 30, 2005 from $334.2 million for the nine months ended September 30, 2004. The decrease is primarily attributable to a decrease of $47.2 million in prepaid services, primarily in the UK, a $15.1 million decrease in retail voice services, a $4.8 million decrease in wireless services, and a $0.2 million decrease in Internet services, partially offset by an increase of $5.8 million in carrier services. The European prepaid services business declined primarily in the UK due to a UK court decision regarding the application of VAT which favored our competitors and made PRIMUS’ products uncompetitive from a pricing standpoint. We no longer operate a prepaid service business in the UK, but rather are a support service provider through a wholesale relationship. During the second quarter 2005 we launched prepaid services operations in new geographic markets. The restructuring of the prepaid services business in the UK also reduced the collectibility of our receivables and resulted in a $2.5 million write-down of receivables. The strengthening of the European currencies against the USD accounted for a $6.7 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the nine months ended September 30, 2005		For the nine months ended September 30, 2004		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$93,651	34%	$176,021	53%	$(82,370)	(47)%
Netherlands	70,967	26%	59,818	18%	11,149	19%
Germany	40,859	15%	37,198	11%	3,661	10%
France	15,713	6%	15,378	4%	335	2%
Other	50,940	19%	45,823	14%	5,117	11%

Europe Total	$272,130	100%	$334,238	100%	$(62,108)	(19)%

Asia-Pacific: Asia-Pacific net revenue decreased $27.6 million or 9.0% to $279.5 million for the nine months ended September 30, 2005 from $307.1 million for the nine months ended September 30, 2004. The decrease is primarily attributable to a $23.7 million decrease in residential voice services, a $21.1 million decrease in dial-up Internet services, a $5.1 million decrease in business voice services, a $2.6 million decrease in prepaid services, and a decrease of $0.3 million in wireless services, partially offset by a $22.6 million increase in Australia DSL services, and a $2.3 million increase in carrier services. The strengthening of the AUD against the USD accounted for a $15.4 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the nine months ended September 30, 2005		For the nine months ended September 30, 2004		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$262,879	94%	$289,746	94%	$(26,867)	(9)%
Japan	8,415	3%	8,895	3%	(480)	(5)%
Other	8,175	3%	8,479	3%	(304)	(4)%

Asia-Pacific Total	$279,469	100%	$307,120	100%	$(27,651)	(9)%

Cost of revenue decreased $17.1 million to $596.4 million, or 66.3% of net revenue, for the nine months ended September 30, 2005 from $613.5 million, or 60.5% of net revenue, for the nine months ended September 30, 2004. We continue to experience a shift from higher margin core long distance and dial-up Internet revenues to new product sets that include bundled services and lower margin prepaid and resold services. We are also experiencing significant pressure on our margins with the increased customer and service migration fees in Canada and Australia.

United States and Other: United States and Other cost of revenue decreased $26.9 million primarily due to a decrease of $22.3 million in carrier services, a decrease of $9.8 million in retail voice services, a decrease of $2.5 million for prepaid services and a decrease of $2.3 million for Internet services. The decreases were partially offset by an increase of $9.2 million in VOIP services, and an increase of $1.0 million in wireless services, as these businesses expand further.

Canada: Canada cost of revenue increased $16.2 million primarily due to an increase of $20.1 million in new initiatives, which include local, VOIP and wireless services, $5.8 million in prepaid services and $3.6 million in Internet services. The increases were partially offset by decreases in retail voice and carrier services of $12.7 million and $0.7 million, respectively. The strengthening of the CAD against the USD accounted for a $6.2 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Europe: European cost of revenue decreased by $8.5 million. The decrease is primarily attributable to an $11.3 million decrease in prepaid services including a decrease of $35.5 million in the UK, offset by increases of $19.7 million in the Netherlands and $4.5 million in Sweden. Retail voice decreased $5.0 million primarily in Austria and the UK. These decreases were offset by increases of $7.8 million in carrier services primarily due to a $6.6 million increase in Italy, a $4.2 million increase in Germany, and a $1.0 increase in Spain, offset by a $3.9 million decrease in the UK. The strengthening of the European currencies against the USD accounted for a $4.4 million increase to cost of revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Asia-Pacific: Asia-Pacific cost of revenue increased $2.1 million primarily due to an increase of $12.8 million in DSL services, and an increase of $3.9 million carrier and other services. These increases were partially offset by a decrease of $5.3 million for residential voice services, a decrease of $5.3 million for dial-up Internet services, a decrease of $2.0 million for business voices services, a decrease of $1.8 million for prepaid services, and a decrease of $0.1 million for wireless services. Strengthening of the AUD against the USD accounted for an $8.9 million increase to cost of revenue, which is included in the explanation above, and which reflects changes in the exchange rates for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Selling, general and administrative expenses increased $7.4 million to $297.6 million, or 33.1% of net revenue, for the nine months ended September 30, 2005 from $290.2 million, or 28.6% of net revenue, for the nine months ended September 30, 2004. The increase in selling, general and administrative expenses is attributable to an $11.9 million increase in salaries and benefits which reflects $2.6 million of severance expense and additional spending for VOIP, local, broadband and wireless initiatives, a $6.9 million increase in professional fees which includes efforts related to Sarbanes-Oxley compliance and consulting support of the LINGO and wireless businesses, an increase of $3.4 million in advertising for new initiatives, and an increase of $1.2 million for rent and general and administrative expenses. These increases are partially offset by a decrease of $16.1 million in sales and marketing expenses, primarily related to the decrease in commissions expense on prepaid services.

Depreciation and amortization expense decreased $2.5 million to $66.9 million for the nine months ended September 30, 2005 from $69.4 million for the nine months ended September 30, 2004. The decrease consisted of a decrease in amortization expense of $2.1 million and a decrease in depreciation expense of $0.4 million.

Loss on sale of assets was $1.9 million for the nine months ended September 30, 2004. The loss was primarily the result of a sale of network equipment which was decommissioned when it was replaced by newer technology during the three months ended June 30, 2004.

Loss on disposal of assets was $13.3 million for the nine months ended September 30, 2005. Based on our evaluation, we recognized a charge associated with the disposal of specific long-lived assets which were taken out of service. The charge included $8.8 million in the United Kingdom, $3.1 million in the United States, $1.3 million in Germany and $0.1 million in Spain and is comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

Interest expense increased $1.7 million to $39.6 million for the nine months ended September 30, 2005 from $37.9 million for the nine months ended September 30, 2004. The increase is the result of $6.0 million in interest from our February 2005 senior secured term loan facility, slightly offset by $4.3 million in interest saved from the reduction of senior debt and other refinancing arrangements.

Gain (loss) on early extinguishment of debt was ($5.9) million for the nine months ended September 30, 2005. The ($5.9) million loss resulted from the exchange of our common stock for the extinguishment of $17.0 million in principal amount of the 2000 Convertible Subordinated Debentures including the write-off of deferred financing costs. The ($11.0) million loss in the nine months ended September 30, 2004 consisted of $10.0 million in premium payments related to our purchase of $194.5 million in principal amount of senior notes and a $3.1 million write-off of deferred financing costs; a $1.0 million gain related to our purchase of $4.0 million in principal amount of our convertible subordinated debentures, prior to maturity; and a $1.1 million gain on the settlement of a $6.1 million outstanding payment obligation from the acquisition of Cable & Wireless’ United States-based retail switched voice services customer bases.

Foreign currency transaction gain (loss) was a loss of ($4.4) million for the nine months ended September 30, 2005 as compared to a loss of ($6.1) million for the nine months ended September 30, 2004. The decrease is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense increased to $7.8 million for the nine months ended September 30, 2005 from $4.0 million for the nine months ended September 30, 2004. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiary by our Canadian and Australian subsidiaries, and the increase is due to higher interest and fees.

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

Net cash used in operating activities was $37.0 million for the nine months ended September 30, 2005 as compared to net cash provided by operating activities of $56.0 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, operations used $26.5 million of cash. In addition, we used $23.0 million to reduce our accounts payable and accrued interconnection costs, $1.8 million to increase other assets and $4.0 million to reduce accrued interest. During the nine months ended September 30, 2005 cash was increased by reductions in accounts receivable of $11.9 million and a decrease in prepaid expenses and other current assets of $5.5 million as prepaid balances, inventories and non-trade receivables were reduced. For the nine months ended September 30, 2004, operations generated $89.9 million of cash, $29.3 million of which was used to reduce our accounts payable, accrued expenses, accrued income taxes and other liabilities, and $3.0 million was used to reduce accrued interest. Additional cash was generated through reductions of accounts receivable of $3.8 million, but was offset by payments for inventory of cellular handsets and prepaid expenses of $4.0 million in cash.

Net cash used by investing activities was $37.3 million for the nine months ended September 30, 2005 compared to $58.9 million for the nine months ended September 30, 2004. Net cash used by investing activities during the nine months ended September 30, 2005 included $42.5 million of capital expenditures primarily for additions to our global network, especially the Australian DSL network, and back office support systems, offset by a $5.4 million decrease in restricted cash. Net cash used by investing activities during the nine months ended September 30, 2004 included $26.3 million of capital expenditures primarily for global network and back office support systems, along with cash used for business acquisitions in the amount of $28.2 million—mostly for AOL/7 Pty Ltd in Australia and Magma and Onramp Network Services, Inc. (“Onramp”) in Canada. Also in 2004, an additional $4.4 million of cash was restricted.

Net cash provided by financing activities was $93.8 million for the nine months ended September 30, 2005 as compared to net cash used in financing activities of $1.6 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, cash provided by financing activities consisted of $97.0 million from the issuance of our $100 million senior secured term loan facility, net of $3.0 million in financing costs and $12.8 million issued through the loan agreement with a Canadian financial institution, slightly offset by $16.1 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the nine months ended September 30, 2004, cash provided by financing activities consisted of $233.0 million, net of $7.0 million in financing costs, from the issuance of our 8% senior notes due 2014 (“2004 Senior Notes”) and $2.2 million in other financing, offset by $207.5 million used for the purchase or redemption of certain of our debt securities and $30.6 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

We believe that existing cash and cash equivalents, our improved operational performance, continued cost reduction efforts, and our ability to moderate capital expenditures, combined with existing and potential financing alternatives and/or interest savings, should allow us to fund our debt service requirements and other fixed obligations (such as capital leases, leased fiber capacity, financing facilities and other long-term obligations), capital expenditures, resolution of vendor disputes, and other cash needs for our operations in 2006. We will continue to have significant debt and debt service obligations during the next year and on a long-term basis. Our 2000 Convertible Subordinated Debentures are due in February 2007. As of September 30, 2005 we had $50.1 million of the 2000 Convertible Subordinated Debentures outstanding. As a result, there can be no assurance that changes in assumptions or conditions, including those referenced under “Legal Proceedings” and “Special Note Regarding Forward–Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity position. As of September 30, 2005, we have $6.0 million in future minimum purchase obligations, $40.5 million in future operating lease payments and $642.1 million of indebtedness with payments of principal and interest due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility	Senior Notes	Senior Convertible Notes	Other Long-Term Obligations	Convertible Subordinated Debentures	Purchase Obligations	Operating Leases	Total
2005 (as of September 30, 2005)	$4,498	$2,581	$5,267	$—	$557	$—	$2,248	$4,550	$19,701
2006	14,933	10,265	29,333	4,950	1,129	2,882	3,725	11,715	78,932
2007	5,488	10,171	29,333	4,950	16,110	51,560	—	9,358	126,970
2008	2,041	10,077	29,333	4,950	163	—	—	7,067	53,631
2009	277	9,983	111,949	4,950	32	—	—	4,388	131,579
Thereafter	—	104,140	319,600	136,950	167	—	—	3,413	564,270

Total Minimum Principal & Interest Payments	27,237	147,217	524,815	156,750	18,158	54,442	5,973	40,491	975,083
Less: Amount Representing Interest	(2,153)	(47,717)	(207,200)	(24,750)	(398)	(4,323)	—	—	(286,541)

	$25,084	$99,500	$317,615	$132,000	$17,760	$50,119	$5,973	$40,491	$688,542

We have contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. We do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $2.2 million and $3.7 million total remaining in 2005 and 2006, respectively.

The indentures governing the senior notes, convertible senior notes, convertible subordinated debentures, and the senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by our subsidiaries. We were in compliance with the above covenants at September 30, 2005.

MCI (WorldCom). MCI and several of our subsidiaries in Europe had various disputes regarding the provision of transmission capacity and related operations and maintenance charges and telecommunications traffic associated with interconnection agreements over a period of several years in Europe. In March 2005, we and certain of our subsidiaries and MCI and certain subsidiaries of MCI agreed to settle all of these matters in full for $11.0 million, paid over five installments in 2005. As of December 31, 2004, the full $11.0 million settlement was accrued, and $1.0 million remained payable as of September 30, 2005. The $1.0 million is recorded as accrued interconnection costs on our balance sheet and is not reflected in the table above.

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

Special Note Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q and elsewhere constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	expectations of future growth, creation of shareholder value, revenue, foreign revenue contributions and net income, as well as income from operations, margins, earnings per share, cash flow and cash sufficiency levels, working capital, network development, customer migration, spending on and success with new product initiatives, including the development of broadband Internet, VOIP, wireless and local services, traffic development, capital expenditures, selling, general and administrative expenses, income tax expense, goodwill impairment charges, service introductions and cash requirements;

•	increased competitive pressures, declining usage patterns, and accelerated response involving new product initiatives, bundled service offerings and DSL network build-out;

•	financing, refinancing, de-levering and/or debt repurchase, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecasts;

•	assumptions regarding currency exchange rates;

•	timing, extent and effectiveness of cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, product plans, performance and results;

•	the impact of matters described under “Business—Legal Proceedings” in our most recently filed annual report on Form 10-K; and

•	management’s assessment of market factors and competitive developments.

Factors and risks, including certain of those described in greater detail herein, that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include, without limitation:

•	changes in business conditions causing changes in the business direction and strategy by management;

•	accelerated competitive pricing and bundling pressures in the markets in which we operate, particularly from ILECs;

•	risks, delays and costs in seeking to reestablish our prepaid services business managed from Europe in pre-existing and new markets;

•	accelerated decrease in minutes of use on wireline phones;

•	fluctuations in the exchange rates of currencies, particularly of the USD relative to foreign currencies of the countries where we conduct our foreign operations;

•	adverse interest rate developments;

•	difficulty in maintaining or increasing customer revenues and margins through our new product initiatives and bundled service offerings, and difficulties, costs and delays in constructing and operating a proposed DSL network in Australia, and migrating broadband and local customers to such network;

•	inadequate financial resources to promote and to market the new product initiatives;

•	fluctuations in prevailing trade credit terms or revenues due to the adverse impact of, among other things, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers;

•	the possible inability to raise additional capital when needed, on attractive terms, or at all;

•	the inability to reduce, repurchase, exchange, tender for or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;

•	further changes in the telecommunications or Internet industry, including rapid technological changes, regulatory changes in our principal markets and the nature and degree of competitive pressure that we may face;

•	adverse tax or regulatory rulings from applicable authorities;

•	broadband, DSL, Internet, wireless, VOIP and telecommunications competition;

•	changes in financial, capital market and economic conditions;

•	changes in service offerings or business strategies, including the need to modify business models if performance is below expectations;

•	difficulty in retaining existing long distance wireline and dial-up ISP customers;

•	difficulty in migrating or retaining customers associated with acquisitions of customer bases, or integrating other assets;

•	difficulty in selling new services in the marketplace;

•	difficulty in providing broadband, DSL, local, VOIP or wireless services;

•	changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate, including judicial decisions in the United Kingdom involving the imposition of VAT on prepaid calling card services which could adversely affect revenues and margins;

•	restrictions on our ability to follow certain strategies or complete certain transactions as a result of our inexperience with new product initiatives, or limitations imposed by our capital structure or debt covenants;

•	risks associated with our limited DSL, Internet, VOIP, Web hosting and wireless experience and expertise, including cost effectively utilizing new marketing channels such as interactive marketing utilizing the Internet;

•	entry into developing markets;

•	aggregate margin contribution from the new initiatives are not sufficient in amount or timing to offset the margin decline in our long distance voice and dial-up ISP businesses;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel, and to manage growth;

•	risks associated with international operations;

•	dependence on effective information systems;

•	dependence on third parties for access to their networks to enable us to expand and manage our global network and operations and to offer broadband, DSL, local, VOIP and wireless services, including dependence upon the cooperation of incumbent carriers relating to the migration of customers;

•	dependence on the implementation and performance of our global standard asynchronous transfer mode and Internet-based protocol (ATM+IP) communications network;

•	adverse outcomes of outstanding litigation matters;

•	adverse regulatory rulings or actions affecting our operations, including the imposition of obligations upon VOIP providers to provide E911 services and restricting access to broadband networks owned and operated by others;

•	the potential elimination or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to significant issuances of equity securities, changes in ownership or other circumstances, which carryforwards would otherwise be available to reduce future taxable income; and

•	the outbreak or escalation of hostilities or terrorist acts and adverse geopolitical developments.

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

Liquidity Restrictions; Possible Inability to Obtain Necessary Financing. We believe that our existing cash and internally generated funds will be sufficient to fund our operations, debt service requirements, capital expenditures, acquisitions and other cash needs for our operations at least through the next year. However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief, particularly as aggressive pricing and bundling strategies by certain incumbent carriers and ILECs have intensified competitive pressures in the markets where we operate. The aggregate anticipated margin contribution from our new initiatives may not be adequate in amount or timing to offset the declines in margin from our core business. See also information under “Liquidity and Capital Resources–Short- and Long-Term Liquidity Considerations and Risks” and in this “Special Note Regarding Forward-Looking Statements.” If adverse events referenced therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

Substantial Indebtedness; Liquidity. We currently have substantial indebtedness and anticipate that we and our subsidiaries may incur additional indebtedness in the future. The level and/or terms of our indebtedness (1) could make it difficult for us to make required payments of principal and interest on our outstanding debt; (2) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (3) requires that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; (4) could limit our flexibility in planning for, or reacting to, changes in our business; (5) results in our being more highly leveraged than many of our competitors, which may place us at a competitive disadvantage; (6) will make us more vulnerable in the event of a downturn in our business; and (7) could limit our ability to sell assets partially or fund our operations due to covenant restrictions.

Potential NASDAQ Delisting. On June 17, 2005, we received a notice of potential delisting of our common stock from NASDAQ National Market due to the fact that our common stock had not met the minimum prescribed trading prices for continued listing on the NASDAQ National Market. If the minimum bid price per share of our common stock is not $1.00 or greater for a period of ten consecutive trading days before December 12, 2005 (or such longer period as NASDAQ may notify us), our common stock is likely to be delisted from NASDAQ National Market, subject to our right to appeal any such determination. If we do not regain compliance by December 12, 2005, and we meet the NASDAQ SmallCap Market initial inclusion requirements except for bid price, we may apply to transfer from the NASDAQ National Market to the NASDAQ SmallCap Market. If we do not meet the continuing listing standards for the SmallCap Market, however, and are not successful in an appeal from any adverse determination, our common stock would be delisted from trading on the NASDAQ SmallCap Market and could trade on the OTC Bulletin Board. The OTC Bulletin Board is a substantially less liquid market than the NASDAQ National Market or SmallCap Market. As a result, if our common stock is delisted from the NASDAQ markets, our stockholders may have greater difficulty disposing of their shares in acceptable amounts and at acceptable prices and we may have greater difficulty issuing equity securities or securities convertible into common stock in such circumstances. If delisted, we cannot assure you when, if ever, our common stock would once again be eligible for listing on either the NASDAQ National Market or SmallCap Market.

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

Historical and Future Operating Losses and Net Losses. As of September 30, 2005, we had an accumulated deficit of $(825.1) million. We incurred net losses of $(63.6) million in 1998, $(112.7) million in 1999, $(174.7) million in 2000, $(306.2) million in 2001, $(34.6) million in 2002, $(10.6) million in 2004 and $(129.5) for the nine months ended September 30, 2005. During the year ended December 31, 2003, we recognized net income of $54.8 million, of which $39.4 million is the positive impact of foreign currency transaction gains, but that net income should not necessarily be considered to be indicative of future results given our present competitive challenges. We cannot assure you that we will recognize net income, or reverse net revenue declines in future periods. If we cannot generate net income or operating profitability, we may not be able to meet our debt service or working capital requirements.

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

Intense Competition in Telecommunications. The local and long distance telecommunications, data, broadband, Internet, VOIP and wireless industries is intensely competitive with relatively limited barriers to entry in the more deregulated countries in which we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, cable television companies, who would offer voice, broadband, Internet access and television, and electric power utilities who would offer voice and broadband Internet access. For example, the United States and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the United States, as certain conditions have been met under the Telecommunications Act of 1996, the RBOCs have been allowed to enter the long distance market, AT&T, MCI and other long distance carriers have been allowed to enter the local telephone services market (although recent judicial and regulatory developments have diminished the attractiveness of this opportunity), and many entities, including cable television companies and utilities, have been allowed to enter both the local service and long distance telecommunications markets. Moreover, the rapid enhancement of VOIP technology may result in increasing levels of traditional domestic and international voice long distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks such as ours. Currently, there are significant capital investment savings and cost savings associated with carrying voice traffic employing VOIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long distance voice services will decrease in order to be competitive with VOIP. Additionally, competition is expected to be intense to switch customers to VOIP product offerings, as is evidenced by numerous recent market announcements in the United States and internationally from industry leaders and competitive carriers concerning significant VOIP initiatives. Our ability effectively to retain our existing customer base and generate new customers, either through our network or our own VOIP offerings, may be adversely affected by accelerated competition arising as a result of VOIP initiatives, as well as regulatory developments that may impede our ability to compete, such as restrictions on access to broadband networks owned and operated by others. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

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

International Operations. We have significant international operations and, as of September 30, 2005, derive more than 80% of our revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to its switches within its territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

Foreign Exchange Risks. A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. For the three months ended September 30, 2005, our results were unfavorably impacted by a weakening of the USD compared to the AUD and the CAD and our results were favorably impacted by a strengthening of the USD compared to the GBP and the EUR. See “Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening or weakening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulated other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

Government Regulation. Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Recent widespread regulatory changes in the United Kingdom and potential future regulatory, judicial, legislative and government policy changes in other jurisdictions where we operate could have a material adverse effect on us. Judicial decisions in the UK, involving the imposition of VAT on our prepaid calling card products and subsequent rulings that provided competitive advantage to offshore competitors materially impacted our first quarter 2005 revenues and margin, resulted in a fundamental restructuring of our European prepaid card business and could adversely affect long-term future revenues and margin. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony, the need to provide emergency calling services in a manner required by the FCC that is not yet available commercially on a nation-wide basis and the ability to access broadband networks owned and operated by others; if regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and operating costs may increase; (3) general changes in access charges, universal service and regulatory fee payments would affect our cost of providing long distance services; and (4) general changes in access charges and contribution payments could adversely affect our cost of providing long distance, wireless, broadband, VOIP, local and other services. Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

In nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is CAD, AUD, GBP and EUR decreased (1)%, (14)%, (48)% and (10)% in local currency compared to the nine months ended September 30, 2004, but increased (decreased) 8%, (9)%, (47)% and 13% in USD, respectively.

Interest rates—A substantial majority of our long-term debt obligations are at fixed interest rates at September 30, 2005. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments. In February 2005, we obtained a $100 million senior secured term loan facility, which has a variable interest rate feature.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of September 30, 2005 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at September 30, 2005. In the case of the convertible senior notes and convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features.

	Year of Maturity						Total	Fair Value
	2005	2006	2007	2008	2009	Thereafter
	(in thousands, except percentages)
Fixed Rate	$4,482	$14,583	$71,345	$2,104	$82,913	$367,151	$542,578	$312,310
Average Interest Rate	8%	9%	5%	7%	13%	6%	7%

Variable Rate	$250	$1,000	$1,000	$1,000	$1,000	$95,250	$99,500	$99,500
Average Interest Rate	10%	10%	10%	10%	10%	10%	10%

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

There have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls over financial reporting, that occurred during the period covered by this report, nor subsequent to the date we carried out our evaluation, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as indicated below. We have an ongoing process of evaluating internal controls over financial reporting. In connection with this process, our Australian subsidiaries successfully migrated the America OnLine (AOL) customer service operations and related systems from Sydney to Melbourne. In addition, several of our European subsidiaries enhanced disbursement controls and related procedures. These changes are considered improvements to the internal controls over financial reporting and operating efficiencies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Federal Securities Class Action. We and four of our officers (the “Primus Defendants”) were defendants in a consolidated class action in the United States District Court for the Eastern District of Virginia, “In re Primus Telecommunications Group, Incorporated Securities Litigation.” Plaintiffs sued on behalf of certain purchasers (the “Class”) of Primus securities between February 14, 2003 and July 29, 2004 (the “Class Period”). In December 2004, plaintiffs filed their Consolidated and Amended Complaint (“CAC”). Plaintiffs alleged that the Primus Defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. Plaintiffs sought damages, among other things, on the theory that the Primus Defendants fraudulently published false and misleading statements and/or fraudulently concealed adverse, non-public information about Primus, thereby artificially inflating the price of Primus’s securities. The CAC also covered matters related to: (i) Primus Telecommunications, Inc.’s (“PTI’s”) acquisition in 2002 of Cable & Wireless’s customers in the United States and migration and attrition of such customers; (ii) voice-over-Internet protocol (VOIP) initiatives and challenges faced by Primus with respect to launching the various VOIP products; and (iii) Primus’s network and decisions to lease capacity versus purchase capacity. The Primus Defendants filed a motion to dismiss the CAC in January 2005. On March 11, 2005, the court dismissed the CAC with prejudice. The court ruled that plaintiffs would not be permitted to amend further their complaint. Plaintiffs did not appeal the decision dismissing their complaint, and the time in which to appeal has lapsed. Accordingly, this matter has been finally determined.

Shareholder Derivative Action. In September 2004, Richard J. Taddy filed a shareholder derivative action in the Alexandria Division of the United States District Court for the Eastern District of Virginia against members of our Board of Directors, a former director, a board observer and three of our executive officers (the “Primus Derivative Defendants”) on behalf of Primus for alleged violations of state law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Damages were sought based on allegations that, between “November 2003 and the present,” the Primus Derivative Defendants (1) publicly issued false and misleading statements and concealed adverse, non-public information about Primus, (2) engaged in, or permitted, illegal insider trading, and (3) engaged in, or permitted, various acts of “gross mismanagement” and “corporate waste.” In November 2004, the Primus Derivative Defendants filed a motion to dismiss the derivative action. In December 2004, the court granted our motion to dismiss the shareholder derivative action. The court dismissed the complaint because plaintiff failed to: (1) make a demand on our Board of Directors before filing the action as required by Delaware law or (2) allege with the requisite specificity that such a demand would have been futile. The court denied plaintiff’s request to amend the complaint and dismissed the complaint with prejudice. Plaintiff appealed this decision to the 4th Circuit of the United States Court of Appeals. In June 2005, plaintiff dismissed this action with prejudice. Accordingly, this matter has been finally determined.

Hondutel. In December 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, Inc. (“STSJ”), alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic from December 1996 through September 1998. We acquired the stock of TresCom in June 1998. Plaintiff had been seeking over $18 million in damages, plus interest and costs. In October 2005, we agreed to settle this matter by agreeing to provide certain services to Plaintiff at no cost. We have accrued amounts sufficient to cover the anticipated costs of providing such services. We expect that a stipulation of dismissal will be filed shortly with the Florida State Court.

Other. We are subject to certain other claims and legal proceedings that arise in the ordinary course of our business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to us. We believe that any aggregate liability that may ultimately result from the resolution of these other matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2005, we exchanged 5,840,000 shares of our common stock for the extinguishment of $10.0 million in principal amount of the 2000 Convertible Subordinated Debentures. In August 2005, we exchanged 1,170,000 shares of our common stock for the extinguishment of $2.0 million in principal amount of the 2000 Convertible Subordinated Debentures. We issued the shares in reliance upon Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits (see index on page 56)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: November 9, 2005	By:	/s/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2005	By:	/s/ TRACY B. LAWSON
Tracy B. Lawson
Vice President—Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications.

32	Certification*.

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.