Form 10-K
period 2005-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2006-03-16
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Non-affiliates of Primus Telecommunications Group, Incorporated held 72,311,451 shares of Common Stock as of June 30, 2005. The fair market value of the stock held by non-affiliates is $45,556,214 based on the sale price of the shares on June 30, 2005.

As of February 28, 2006, 107,109,337 shares of Common Stock, par value $.01, were outstanding.

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

We target customers with significant telecommunications needs, including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers. We provide services over our global network, which consists of:

•	16 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct the voice traffic across the network) in the United States, Canada, Australia, Europe and Japan;

•	approximately 350 interconnection points to the Company’s network, or points of presence (POPs), within its service regions and other markets;

•	undersea and land-based fiber optic transmission line systems that we own or lease and that carry voice and data traffic across the network; and

•	global network and data centers that use a high-bandwidth network standard (asynchronous transfer mode) and Internet-based protocol (ATM+IP) to connect with the network. The global VOIP network is based on routers and gateways with an open network architecture which connects our partners in over 150 countries.

The services we offer can be classified into three main product categories: voice, data/Internet and VOIP services. Within these three main product categories, we offer our customers a wide range of services, including:

•	international and domestic long distance services over the traditional network;

•	wholesale and retail VOIP services;

•	wireless services;

•	prepaid services, toll-free services and reorigination services;

•	dial-up, dedicated and high-speed Internet access;

•	local voice services;

•	ATM+IP broadband services; and

•	managed and shared Web hosting services and applications.

Generally, we price our services competitively or at a discount with the major carriers and service providers operating in our principal service regions. We seek to continue to generate net revenue through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, wireless, VOIP, high speed and dial-up Internet and data), including SMEs, multinational corporations, residential customers, and other telecommunications carriers and resellers. We also seek growth opportunities through acquisitions.

We have selectively targeted opportunities to participate in growth areas for telecommunications—local, wireless, broadband, and VOIP, which we call our new initiatives or new strategic initiatives. These initiatives have been accelerated in response to competitive developments described under “Item 7—Management’s

Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Recent Competitive Developments; Our Four-Pronged Action Plan.” Our approach in these areas has common elements: focus on bundling services to end-user customers; leverage our existing global voice, data and Internet network; and utilize established distribution channels and back-office systems. The year 2004 was highlighted by the accelerated implementation of our new strategic initiatives, to which we continued to devote substantial resources in 2005.

Operating Highlights and Accomplishments in 2005 and Subsequent Events:

•	On February 27, 2006 we exchanged $26.5 million principal amount of our 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) for $26.5 million principal amount of our step up convertible subordinated debentures due 2009 (“Step Up Convertible Subordinated Debentures”) (see Note 25—“Subsequent Events”).

•	In January 2006, our wholly owned Canadian subsidiary entered into an Amended and Restated Loan Agreement (the “Amended Agreement”) related to its existing secured non-revolving term loan facility with a Canadian financial institution. The Amended Agreement, among other things, extended the maturity date to April 2008. On February 1, 2006 the Company drew the remaining $15 million available under the loan facility (see Note 25—“Subsequent Events”).

•	We reduced debt in January 2006 by retiring $2.5 million principal amount of our 12 3/4% senior notes due 2009 (“October 1999 Senior Notes”) for 1,825,000 shares of our common stock (see Note 25—“Subsequent Events”).

•	We invested throughout 2005 in improving our competitive position by transforming PRIMUS into a fully integrated provider of voice, broadband, VOIP, wireless and data services. Our new initiatives net revenue increased by $75.8 million to $89.1 million in 2005 from $13.3 million in 2004. This investment included the build-out of digital subscriber line (DSL) networks in Australia and Canada.

•	Net revenue decreased by 12% to $1.2 billion for the year ended December 31, 2005 from $1.4 billion for the year ended December 31, 2004 primarily due to decreases in prepaid services, retail voice and dial-up Internet services.

•	As a result of cost containment efforts, our fourth quarter 2005 results included a $9.6 million decrease in selling, general and administrative expenses to $83.8 million from $93.4 million in the third quarter 2005.

•	Our income (loss) from operations was a loss of ($79.9) million for the year ended December 31, 2005, a $119.0 million decrease from income of $39.1 million for the year ended December 31, 2004. However, our fourth quarter 2005 loss from operations improved by $26.9 million to ($6.0) million down from ($32.9) million in the third quarter 2005. Our fourth quarter 2005 results were substantially aided by a $9.6 million decrease in selling, general and administrative expenses to $83.8 million from $93.4 million in the third quarter 2005.

•	Net cash provided by (used in) operating activities decreased by $124.9 million to $(51.5) million for the year ended December 31, 2005 from $73.4 million for the year ended December 31, 2004.

•	We reduced certain debt in 2005 including retiring $25.6 million in principal amount of our senior notes and convertible subordinated debentures. In particular, the following debt securities were retired during the year ended December 31, 2005; $17.0 million of the 2000 Convertible Subordinated Debentures and $8.6 million of the October 1999 Senior Notes as well as payments of scheduled principal amortization.

•	On February 18, 2005 our direct wholly-owned subsidiary, Primus Telecommunications Holding, Inc. (PTHI), secured a six-year, $100 million senior secured term loan facility (the “Facility”). Terms of the Facility include pricing at the London Inter-Bank Offered Rate (LIBOR) + 6.50% and no financial maintenance covenants. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries.

Operating Highlights and Accomplishments from our Inception through 2004:

•	We were incorporated in February 1994 and began generating revenue during March 1995.

•	In March 1996, we completed our first acquisition with the purchase of Axicorp Pty. Ltd., a switchless reseller in Australia.

•	In November 1996, we made our initial public offering to fund growth of our operating subsidiaries.

•	In 1996, we entered the United Kingdom market as a start-up operation.

•	In 1997, we raised $225 million in senior notes and warrants for continued expansion, including network equipment purchases, funding for general corporate purposes, and potential acquisitions. We entered the Canadian market, the Japanese market, the German market and expanded our service offerings in Australia through acquisitions.

•	In June 1998, we acquired the operations of TresCom which expanded the scope and coverage of our communications network.

During 1998 and 1999, to continue our expansion, we raised an additional $645.5 million from three senior note issuances and conducted a secondary equity offering of 8 million shares which raised $169 million in equity capital.

In 1999, among other things, we:

•	expanded our Canadian operations by acquiring London Telecom, a Canadian long distance provider and purchasing a residential long distance customer base, customer support assets and residential Internet customers and network from AT&T Canada and ACC;

•	purchased Telegroup’s global retail customer businesses, which included retail customers primarily in North America and Europe; and

•	organized our Internet and data services business into a new subsidiary, iPRIMUS.com; acquired GlobalServe, a Canadian Internet service provider (ISP); a majority interest in Matrix, a Brazilian ISP; TCP/IP and TouchNet, two independent German ISPs; and the remaining interest in Hotkey Internet Services in Australia; entered into agreements with Covad Communications and NorthPoint Communications to offer DSL services in the United States; acquired Digital Select, a provider of DSL Internet access and Web content; 1492 Technologies, a Web site development, consulting and service firm; and began to build an IP-based network platform in Australia.

In 2000, among other things, we:

•	acquired LCR Telecom Group, Plc, an international telecommunications company operating principally in European markets, providing least cost routing, international callback and other value-added services, primarily to SMEs; purchased CTE Networks (CTE), a Canadian long distance reseller; purchased A-Tel GmbH, a German reseller of voice traffic to SMEs;

•	expanded our Internet and data services business, enhanced by acquisitions such as Eco Software, Inc. (“Shore.Net”), a United States-based business- focused ISP, Seker BBS S.A. and Nexus Comunicaciones S.A., two Spanish ISPs, and Infinity Online Systems, a Canada-based ISP; and

•	issued $300 million in principal amount of 2000 Convertible Subordinated Debentures, which were convertible into shares of our common stock at an initial conversion price of $49.7913 per share.

In 2001, 2002, 2003 and 2004, we focused on a three-pronged strategy that was initiated at the end of 2000, which involved improving operating results, reducing debt, and raising additional financing.

Initiatives and results from our efforts to improve operating results:

•	We focused on higher margin retail customers and services.

•	We de-emphasized or exited certain low margin businesses, and emphasized operations in core markets including the United States, Australia, Canada and western Europe.

•	In September 2002, we signed an agreement to acquire the United States-based SME voice customer base of Cable & Wireless. We acquired that portion of the SME voice customer base that was migrated to our network over a four-month period.

•	In 2003, we acquired three Canadian ISPs, one Canadian local wireless service provider and a Canadian prepaid calling card company for an aggregate purchase price of approximately $14.8 million in cash. The purchase price for the prepaid calling card company includes $4.0 million of additional consideration paid in 2004 and 2005, resulting from the acquired company’s adjusted revenues exceeding certain targeted levels, as provided by the terms of the acquisition agreement.

•	In 2004, we introduced retail VOIP products in the United States and Canada. In January 2004, we launched a retail VOIP product in Canada. In June 2004, we launched in the United States our LINGO retail VOIP product, which offers unlimited calling plans including destinations in western Europe and certain countries in Asia, unlimited calling between LINGO subscribers and the issuance of phone numbers that are local for calls originating in certain foreign countries. We also launched new wireless service on a resale basis in Canada and the United States.

•	Also in 2004, we acquired Australian-based AOL/7 Pty Ltd (AOL/7) which was a joint venture between America Online Inc., a wholly-owned subsidiary of Time Warner Inc., AAPT Limited, a unit of the Telecom New Zealand Group, and Seven Network Limited. This acquisition provided us with the customer base, content, content development and online advertising business of AOL/7, as well as a license for the AOL brand in Australia for a fixed period. We acquired Magma Communications Ltd. (“Magma”), a provider of Internet solutions to corporate, government and residential customers; Canada-based Onramp Network Services Inc. (“Onramp”), a provider of Internet services and solutions for businesses; certain assets of Canadian based 3588599 Canada Inc., dba Sun Telecom Group (“Sun Telecom”), a Canadian telecommunications provider; and we acquired certain assets of Wiznet Inc., a provider of Internet services and solutions.

Initiatives and results from our efforts to reduce debt:

•	We reduced debt during 2001, 2002 and 2003 through a combination of open-market purchases, debt for equity exchanges and negotiated settlements by $588.9 million, $66.6 million and $58.5 million, respectively, to an aggregate $542.5 million at December 31, 2003 from $1.3 billion in 2000, with a gain on early extinguishment of debt of $491.8 million, $36.7 million and $12.9 million for the years ended December 31, 2001, 2002 and 2003.

•	We reduced interest expense to $60.7 million in 2003 from $132.1 million in 2000 from the principal reduction of senior notes, convertible debentures and vendor and equipment financing.

•	In 2004, we continued our debt reduction efforts and improved liquidity by retiring $198.5 million in principal amount of our senior notes and convertible subordinated debentures, which were funded in part through the proceeds from the 8% senior notes due 2014 (“2004 Senior Notes”). In particular, the following debt securities were retired during the year ended December 31, 2004: $109.9 million principal amount of the 11 1/4% senior notes due 2009 (“January 1999 Senior Notes”), $46.6 million of the 9 7/8% senior notes due 2008 (“1998 Senior Notes”), $33.0 million of the October 1999 Senior Notes, $5.0 million of the 2004 Senior Notes and $4.0 million of the 2000 Convertible Subordinated Debentures.

•	In 2004, we further reduced debt by repaying early 13.0 million Canadian dollars (CAD) ($10.0 million at December 31, 2003) of a financing agreement and a $6.1 million debt obligation with Cable & Wireless (C&W), which were funded in part through the proceeds from the 2004 Senior Notes.

Initiatives and results from our efforts to raise additional funds:

In 2002:

•	We signed an agreement to issue and sell $42 million of Series C convertible preferred stock (“Series C Preferred”), including commitments of $39.9 million from fund affiliates of American International Group, Incorporated (AIG). We received $33 million on December 31, 2002 in the initial closing of the Series C Preferred offering.

In 2003:

•	We received stockholder approval for and closed the remaining $9 million investment in our Series C Preferred by fund affiliates of AIG.

•	All outstanding shares of our Series C Preferred were converted into an aggregate of 22,616,990 shares of our common stock on November 4, 2003.

•	We obtained $9.5 million of funding through an extension of an accounts receivable facility with Textron Financial, Inc. (“Textron”).

•	We completed an offering of $132.0 million in principal amount of 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”), which we used primarily to retire higher interest debt and to extend our debt maturity profile. The 2003 Convertible Senior Notes are convertible into shares of our common stock at an initial conversion price of $9.3234 per share.

In 2004:

•	We completed the sale of $240.0 million of the 2004 Senior Notes, which we used primarily to retire higher interest debt and also to extend our debt maturity profile.

Other Events:

•	Our 2002 results reflect the deconsolidation of three non-core foreign investments, which resulted from: the partial divestment of interests in Cards & Parts, our German wireless accessories business, which subsequently filed for insolvency administration; the relinquishment of control rights concerning Bekkoame Internet, Inc. (“Bekko”), our Internet and data investment in Japan; and an insolvency administration filing for InterNeXt, our Internet and data subsidiary in France.

•	In 2003, our common stock once again traded on the Nasdaq National Market after a period of trading on the Nasdaq SmallCap Market.

•	On June 30, 2003, the Russell 3000 Index included our common stock.

Strategy

Having essentially completed our global network infrastructure deployment, except for the final portion of the Australia DSL network build-out and a Canada DSL network build-out, our primary objectives are to continue to build scale in our core markets by adding customers, traffic and new services; and continue to improve our profitability, cash flow and balance sheet. Key elements of our strategy to achieve these objectives are the following:

•	Provide Integrated Voice, VOIP, Broadband and Wireless Services: In 2004, we began the process to transform the company from its core businesses of long distance voice and dial-up ISP services into an integrated provider of local and long distance voice, VOIP, broadband and wireless services. We have introduced new strategic initiatives in local, wireless, broadband and VOIP services and implemented these initiatives throughout 2004 and 2005. These efforts have enhanced our bundled service capabilities, and as a result, we believe that these efforts have reduced the competitive vulnerability of our core retail voice long distance and ISP businesses. The new initiatives will also provide us with long-term growth potential in local, wireless and broadband markets where we have previously not been a significant provider.

•	Bundling of Traditional Voice Services with New Product Initiatives: By bundling our traditional long distance voice services with local, broadband and wireless services, we seek to increase net revenue per customer and improve our ability to attract and retain business and residential customers. To this end, we have added new services to offer to both existing and new customers. We are specifically targeting growth areas of local, broadband and wireless. Our approach in these areas has common elements: focus on bundling services to end-user customers with international calling patterns; leverage our existing global voice, data and Internet network; and utilize our established distribution channels and back-office systems.

•	Focus on Profitable Markets and Higher Margin Retail Customers and Services: We are focused on specific, large, developed markets, where we look to take market share away from the dominant telecommunications carriers. We also are looking to develop the global VOIP market. Our target customer base consists of SMEs, multinational corporations and residential customers, particularly ethnic customers, who have international telecommunications needs, in addition to needs for domestic voice, Internet, wireless and data services.

•	Maximize Cash Flow: Our primary objective in 2006 is to manage the business to maximize cash flow. To this end, we will be less concerned about absolute revenue growth; in some cases, we may consciously shed low-margin revenue. From an investment perspective, we will concentrate our resources on initiatives that offer the most attractive returns and growth potential, such as our local, DSL and VOIP initiatives in Canada and Australia. While we believe other initiatives—such as LINGO in the United States—have significant potential, we currently do not have the resources to support fully all such deserving projects. That is why another principal focus for management during 2006 is to develop and execute strategies to generate additional cash to fund promising projects through a combination of external funding for LINGO, potential balance sheet deleveraging, opportunistic equity capital infusion, continued cost cutting and selected asset sales.

•	Leverage Our Global Network Infrastructure: We have invested in developing our global, voice and data network and our product capabilities. By increasing the volume of voice and data traffic that we carry over our network, we are able to reduce transmission costs and other operating costs as a percentage of net revenue, improve service quality and enhance our ability to introduce new products and services. In addition, by leveraging multiple customer segments in different geographical regions, including retail and carrier customers, we achieve greater utilization of our network assets, because our network experiences multiple periods of peak usage throughout each day. We believe the current network meets the near-term needs of our current and prospective voice customers. However, to support broadband services in Australia and in Canada, we are building out our DSL networks in Australia and Canada. We expect our capital expenditures to be approximately $30 million to $35 million in 2006, as compared to $50 million in 2005.

Description of Operating Markets

Our operations in each of our four primary markets are described below. Management organizes the enterprise into four geographic areas—United States and Other, Canada, Europe and Asia-Pacific. The United States and Canadian operating markets are the significant portions of our North America market, and the Australian market is the substantial portion of the Asia-Pacific market. See the footnote within Item 8—“Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Operating Segment and Related Information,” for further information regarding our segments.

United States.    The United States is one of our four primary markets, representing 17% of our 2005 net revenue. We provide international and domestic voice, data, Internet and VOIP services to SMEs, residential customers, multinational corporations and other telecommunication carriers. In 2005, we began to provide wireless service on a resale basis. We operate international gateway telephone switches in the New York City area and Los Angeles, which are connected with Canada and countries in Europe, Latin America and the Asia-Pacific region through owned and leased international fiber cable systems. In 2005, we deployed a newer switch technology, our intelligent softswitch architecture and our gateways, in New York, Los Angeles and Puerto Rico. We lease and own domestic fiber in the United States to interconnect our switches, data centers, and POPs. POPs are our interconnection points with other networks. We use a direct sales organization to sell to business customers and have inbound telemarketing centers in Florida and Iowa. To reach residential customers, we advertise in national and regional ethnic newspapers, other publications, and on television to offer competitive rates for international and domestic telephone calls, data, Internet and VOIP services. We also sell retail VOIP services through Web-based on-line interactive marketing. We also utilize independent agents to reach and enhance sales to both business and residential customers and have a direct sales force for marketing international services to other telecommunication service providers, including long distance companies, ISPs and VOIP service providers. We maintain customer service centers in Florida, Virginia and Iowa and also outsource selected customer service functions. We operate a 24-hour global network management control center in Virginia which monitors our global voice, Internet and data. We offer Internet access services to business and residential customers. We also provide managed and shared Web hosting services through our data center located in Lynn, Massachusetts. Additionally, we provide local and international long distance voice services, VOIP, and Internet services in Puerto Rico.

Australia.    We are Australia’s fourth largest fixed-line telecommunications carrier and ISP, based on revenues. Our Australian operations represented 29% of our 2005 net revenue. The Company offers a comprehensive range of voice, data, Internet and Web hosting products, servicing both residential and business sectors. The Primus network offers nationwide coverage through its own backbone network facilities in 66 cities across Australia. The network enables the Company to provide nationwide long distance services and local call Internet access. Primus operates its own fiber network in the five major capital cities, delivering a range of business direct-connect services including Integrated Services Digital Network (ISDN), frame relay, ATM, telephone line and broadband DSL, as well as telephone line and broadband DSL services direct to residential customers. We have almost finished the initial build-out of the DSL network with 171 of 181 sites completed.

We have a data center in Melbourne which offers hosting and e-commerce applications and services; plus we have co-location facilities in Sydney, Brisbane, Adelaide and Perth.

We market our services through a combination of direct sales to corporate and SME customers and independent agents, which market to retail business and residential customers, and media advertising aimed at residential customers.

We operate a call center in Melbourne that services all of Australia as well as employing staff in Sydney who run our Australian Network Management Centre. Both of these centers run 24 hours per day, 7 days per week.

Canada.    Canada is another of our primary markets, representing 22% of our 2005 net revenue. We are one of the largest alternative consumer carriers in Canada based on net revenue. We provide international and domestic long distance, local , Internet, data, VOIP and wireless services to SMEs, residential customers, enterprises, government agencies and other telecommunication carriers and have sales and customer service offices in key cities throughout Canada, including Vancouver, Toronto, Ottawa and Montreal. We operate international gateway switches in Toronto and Vancouver and a nationwide SS7 network with STPs in Vancouver and Toronto. We maintain POPs in all major cities in Canada, and operate a nationwide integrated network backbone for our voice, data, Internet and private line services. Each of the 24 nodes on the backbone is equipped with Sonet add/drop, ATM, frame and IP equipment to provide a complete spectrum of voice and data communications products to our customers. We operate two Nortel DMS 500 switches in Toronto and Vancouver and four next generation IP voice switches which provide on-net equal access coverage to an estimated 90% of the population of Canada. With a local competitive local exchange carrier (CLEC) we have central office collocations at over 20 incumbent local exchange carriers (ILECs) central offices to provide DSL services, T1 access, network interconnection and local dial-tone via our CLEC partner. We operate a voice dial access network which consists of some 60 POPs across the country. We also operate a 7,500 square foot Internet data center in Ottawa, a 2,000 square foot Internet data center in Toronto and a 2,000 square foot data centre in Vancouver through which we offer shared and dedicated hosting and co-location services.

We have an extensive Internet network and provide dial-up and ISDN Internet coverage to over 700 communities across Canada through a network of 51 POPs.

We market our services through a combination of direct sales to corporate and SME customers and media advertising aimed at residential customers, and affinity channels.

Europe.    We operate as a licensed carrier in the United Kingdom, Germany, France, Spain, Italy, Belgium, Denmark and the Netherlands. The European market represents 30% of our 2005 net revenue. Our network consists of core backbone voice/data nodes in London, Frankfurt and Paris with nodes in Milan, Madrid, Amsterdam and Zurich. Our European network interconnects with our global network. In London, we have a data center for Web hosting and other services.

Our European operation is headquartered in London. We provide voice and data services to residential customers, small businesses, and other telecommunications carriers. We maintain a European multilingual customer service call center in Glasgow, Scotland. We market our services across Europe using a combination of direct sales, agents, and direct-media advertising. Through our Netherlands company we offer prepaid services in most major European countries and other countries in the world, which are our largest products by net revenue in Europe. Throughout Europe, a large portion of call origination is via wireless phones. In most cases, wireless carriers’ tariffs for terminating international minutes are higher than fixed line operators. Through the sale of prepaid services to wireless phone users, our European businesses are now targeting international minutes originated from a wireless phone to bring onto our global network for termination. We operate Ericsson AXE-10 switches and provide services to retail business and residential and carrier customers in Paris, Frankfurt, and London.

Services

We offer a broad array of communications services:

•	International and Domestic Long Distance. We provide international long distance voice services terminating in over 240 countries, and domestic long distance voice services in our core operating markets.

•	VOIP Services. We offer retail and wholesale VOIP services to ISPs, telecommunications carriers worldwide, and retail customers both over the public Internet as well as direct point-to-point VOIP services over our ATM+IP network.

•	Internet and Data Services. We offer ATM, frame relay, and Internet/IP services which are available to customers in the United States, Australia, Canada and the United Kingdom. In Australia, we offer data transfer services over ATM and frame relay networks in addition to Internet access services through DSL, dial-up, and accelerated dial-up. We also offer Web hosting, managed hosting, dedicated hosting, virtual private networking (VPN) and co-location services in our primary operating markets.

•	Prepaid Service. We offer prepaid services that may be used by customers for domestic and international telephone calls both within and outside of their home country. In Europe, we offer prepaid services to wireless phone users which bring international minutes originating from a wireless phone onto our global network.

•	Toll-free Services. We offer domestic and international toll-free services within selected countries in our principal service regions.

•	Reorigination Services. In selected countries, we provide call reorigination services which allow non-United States country to country calling to originate from the United States, thereby taking advantage of lower United States rates.

•	Local Switched Services. With the build-out of the Australia and Canada DSL networks, we offer local services as a facilities-based carrier. We also offer local service on a resale basis, primarily in Australia and Canada.

•	Wireless. We offer wireless services on a resale basis in Australia, Canada, the United Kingdom and in the United States. In Europe, we also offer a service that allows customers to access directly our network by pressing a single button located on the handset.

Network

General.    We operate a global telecommunications network consisting of traditional and next-generation international and domestic switches, soft switches and media gateways and related peripheral equipment, carrier-grade routers and switches for Internet and data services, undersea and trans-continental fiber optic cable systems, leased satellite and cable capacity. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, incorporates the use of SS7/C7 signaling, and is supported by comprehensive network monitoring and technical support services. Our global network consists of the following:

•	a global backbone connecting our international gateway switches, each of which is connected to our domestic and international network as well as those of major carriers in each particular market;

•	a domestic long distance network presence within certain countries;

•	a combination of owned and leased transmission facilities, resale arrangements and foreign carrier agreements; and

•	ATM switches and IP routers in select markets around the world, which leverage our fiber optic cable facilities and are connected to our approximately 350 POPs, as well as Internet peering/transit points with other carriers. This network also allows us to provide VOIP on a global basis. In select markets, we have installed or leased DSL equipment to offer high-speed Internet access.

Switching Systems.    Our network consists of 16 carrier-grade domestic and international gateway switch systems and media gateways throughout Europe, North America, Australia, and Japan.

The locations and types of our switching systems are as follows:

Location	Type of Switch
New York City area	International Gateway
Toronto	International Gateway
Vancouver	International Gateway
London	International Gateway
Paris	International Gateway
Frankfurt	International Gateway
Sydney	International Gateway
Tokyo	International Gateway
Milan	International Gateway
Madrid	International Gateway
Puerto Rico	International Gateway
New York City area	Domestic
Adelaide	Domestic
Brisbane	Domestic
Melbourne	Domestic
Perth	Domestic

We also operate a global VOIP network with an open network architecture which connects with our partners in over 150 countries through the use of open settlement protocol (OSP).

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

In December 1999, we agreed to purchase $23.2 million of fiber capacity from Qwest Communications, which provides us with ATM+IP based international broadband backbone. The backbone is comprised of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas. In March 2000, we agreed to purchase an additional $20.8 million of fiber capacity. The total purchase obligation has been fulfilled and paid in full.

In June 2000, we purchased from AT&T Canada for $20.6 million (26.7 million CAD) six rings of SONET protected OC-12 capacity across Canada. This capacity provides a national backbone network for Primus Canada. This purchase price has been paid in full.

In December 2000, we entered into a financing arrangement to purchase fiber optic capacity in Australia for $38.3 million (51.1 million Australian dollars (AUD)) from Optus Networks Pty. Limited. As of December 31,

2001, we had fulfilled the total purchase obligation. We signed a promissory note payable over a four-year term ending in April 2005. During the three months ended June 30, 2003, we renegotiated the payment terms extending the payment schedule through April 2007. At December 31, 2005 and 2004, we had a liability recorded in the amount of $9.0 million (12.4 million AUD) and $16.5 million (21.3 million AUD), respectively.

In the three months ended September 30, 2001, we accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited (SCCL). We and SCCL entered into an arrangement financing the capacity purchase. In the three months ended December 31, 2001, we renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term. We further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. As of December 31, 2003, we had fulfilled the total purchase obligation to SCCL. At December 31, 2005 and 2004, we had a liability recorded under this agreement in the amount of $10.7 million and $16.6 million, respectively.

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

Customers

Our residential sales and marketing strategy has traditionally targeted residential customers who generate high international and domestic long distance traffic volumes, particularly ethnic customers. We believe that such customers are attracted to us because of competitive pricing as compared to traditional carriers, and in-language customer service and support. We are now offering VOIP, broadband and dial-up Internet access, local access and wireless products to our residential customers in select markets and expanding our Internet and data offerings to additional markets and bundling them with traditional voice services.

Our business sales and marketing efforts primarily target SMEs with significant international long distance traffic and broadband Internet needs. We also target large multinational businesses. Many of the services we provide in the United States, Australia, Canada, the United Kingdom, and Europe include long distance voice, Internet, data and the resale of wireless services.

We compete for the business of other telecommunications carriers and resellers primarily on the basis of price and service quality. Sales to other carriers and resellers help us increase the utilization of our network and thereby reduce our fixed costs per minute of use, as well as permitting our network to be interconnected with other major carriers, thereby providing global coverage.

Business, residential and carrier revenues for the year ended December 31, 2005 were distributed 25%, 55%, and 20%, respectively, and for the year ended December 31, 2004 were distributed 24%, 57%, and 19%, respectively. No single customer accounted for greater than 10% of net revenue for the years ended December 31, 2005, 2004 and 2003.

Sales and Marketing

We market our services through a variety of sales channels, as summarized below:

•	Direct Sales Force. As of December 31, 2005, our direct sales force included 227 full-time employees who focus on business customers with substantial international traffic, including multinational businesses and international governmental organizations. Direct sales personnel are compensated with a base salary plus commissions. We currently have sales offices in Boston (vicinity), McLean, Puerto Rico, Montreal, Toronto, Vancouver, London, Frankfurt, Brisbane, Melbourne, Perth, Sydney and Tokyo. In addition, approximately 76 full-time sales representatives focus on residential consumers, and 19 direct sales representatives exclusively sell services to other long distance carriers and resellers.

•	Independent Sales Agents. We also sell our services through independent sales agents and representatives, who typically focus on residential consumers and SMEs. An agent receives commissions based on revenue generated by customers obtained for us by the agent. We usually grant nonexclusive sales rights and require our agents and representatives to maintain minimum revenues.

•	Telemarketing. We employ full-time inbound telemarketing sales personnel, and we selectively outsource certain telemarketing functions to supplement sales efforts to residential consumers, particularly ethnic consumers, and SMEs.

•	Media and Direct Mail. We use a variety of print, television and radio advertising to increase name recognition and generate new customers. We reach ethnic residential customers by print advertising campaigns in ethnic newspapers, and by advertising on select radio and television programs.

•	Interactive Marketing. We use a variety of web-based tools, including banner ads and pop-up windows to target Internet users for our retail VOIP service.

•	Third Party Distribution Agreements and Affinity Channels. With the growing recognition of the Primus brand, we have been able to establish relationships to market our services through external retailers, manufacturers, affinity and preferred partnerships and programs. These relationships allow us to increase awareness and credibility of our services among customers and reduce the cost of customer acquisition.

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

Competition

Voice

The telecommunications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. We believe that long distance service providers compete on the basis of price, customer service, product quality and breadth and bundling of services offered. In each country of operation, we have numerous competitors including wireline, wireless, VOIP and cable competitors. We believe that as the international telecommunications markets continue to deregulate, competition in these markets will increase. Prices for long distance voice calls in the markets in which we compete have declined historically and are likely to continue to decrease. In addition, many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources, larger networks and more products for bundling.

Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, Regional Bell Operating Companies (RBOCs) are allowed to enter the long distance market; Sprint and other long distance carriers are allowed to enter the local telephone services market (although recent judicial and regulatory developments have diminished this opportunity); and cable television companies and utilities are allowed to enter both the local and long distance telecommunications markets. A consolidation of these large companies is also occurring, such as the acquisition by Verizon of MCI and the acquisition by SBC of AT&T, which could change the dynamics of pricing and marketing. In addition, competition has begun to increase in the European Union (EU) communications markets in connection with the deregulation of the telecommunications industry. In most EU countries full liberalization took place in January 1998. In addition, alternatives to wireline services, such as wireless and VOIP services, are significant competitive threats. This increase in competition adversely affects net revenue per minute and usage of traditional wireline services.

The following is a brief summary of the competitive environment in our principal service regions:

United States.    In the United States, which is among the most competitive and deregulated long distance markets in the world, competition is based on pricing, customer service, network quality and the ability to provide value-added services and the bundling of services. AT&T (composed of the former SBC and AT&T) and Verizon (which now includes the former MCI) are the largest suppliers of long distance services. Wireless carriers have gained significant ground particularly in the domestic long distance markets, and VOIP cable-based service providers present an emerging threat.

Australia.    Australia is one of the most deregulated and competitive communications markets in the Asia-Pacific region. Our principal competitors in Australia are Telstra, the dominant carrier, SingTel Optus and Telecom New Zealand. Recent pricing actions by Telstra present serious competitive challenges (see Government Regulation—Australia).

Canada.    The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. In residential markets, we compete with each of the incumbent telecommunication companies (of which the largest are those owned by BCE in eastern Canada, and Telus and MTS in western Canada) in their respective territories and the large cable companies who have launched their telecom service portfolio during the past year. We also compete against smaller resellers. In the highly competitive business market, we compete with BCE and Telus, who are both expanding beyond their traditional territories and competing with each other across the country, and with the national division of MTS (formerly Allstream), Rogers Telecom and other smaller carriers. Major wireless carriers are also a significant source of competition.

United Kingdom.    Our principal competitors in the United Kingdom are British Telecommunications (BT), the dominant provider of telecommunications services in the United Kingdom, Cable & Wireless UK, Colt Telecom and MCI/Verizon. Major wireless carriers are also a significant source of competition.

Internet and Data

The market for Internet services and data services is extremely competitive. We anticipate that competition will continue to intensify. Our current and prospective competitors offering these services include national, international, regional and local ISPs such as AOL and EarthLink, Web hosting companies, other long distance and international long distance telecommunications companies, including AT&T and Sprint, local exchange carriers (LECs) such as Verizon and SBC, cable television, direct broadcast satellite, wireless communications providers and on-line service providers. Many of these competitors have significantly greater resources, market presence and brand recognition than we do.

Government Regulation

We are subject to varying degrees of regulation in each of the jurisdictions in which we operate. Local laws and regulations, and the interpretation of such laws and regulations, differ among the jurisdictions in which we operate. There can be no assurance that (1) future regulatory, judicial and legislative changes will not have a material adverse effect on us; (2) domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations; or (3) regulatory activities will not have a material adverse effect on us.

Regulation of the telecommunications industry has and continues to change rapidly both domestically and globally. Privatization and deregulation have had, and will continue to have, significant effects on competition in the industry. Competition has increased in the EU as a result of legislation enacted at the EU level. Since 1990, a number of legislative measures were adopted that culminated in the full liberalization of telecommunications markets throughout most EU member states as of 1998. This increase in competition has and likely will continue to reduce net revenue per minute. In addition, the World Trade Organization Agreement, which reflects efforts to dismantle government-owned telecommunications monopolies throughout Europe and Asia, may affect us. Although we believe that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that they will be implemented in a manner that would benefit us. Further the increase in providers vying for a limited market share will require us to maintain competitive rate structures.

The regulatory frameworks in certain jurisdictions in which we provide services are described below:

United States

In the United States, our services are subject to the provisions of the Communications Act of 1934, as amended, the Federal Communications Commission (FCC) regulations, and the applicable laws and regulations of the various states and state regulatory commissions.

As a carrier offering telecommunications services to the public, we must comply with the requirements of common carriage under the Communications Act of 1934, including the offering of service on a nondiscriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of authorizations or any transfer of legal or actual control of the company.

Our telecommunications services are subject to various specific common carrier telecommunications requirements set forth in the FCC’s rules, including operating, reporting and fee requirements. Both federal and state regulatory agencies have broad authority to impose monetary and other penalties on us for violations of regulatory requirements.

International Service Regulation.    International common carriers like us are required to obtain authority from the FCC under Section 214 of the Communications Act of 1934. We have obtained all required authorizations from the FCC to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services on a non-dominant carrier basis. The FCC is considering a number of international service issues in the context of several policy rulemaking proceedings in response to specific petitions and applications filed by other international carriers. We are unable to predict how the FCC will resolve the pending international policy issues or how such resolution will affect our international business. In recent years, the FCC has taken steps to streamline regulation of international services, including detariffing of international services, where competition can provide consumers with lower rates and choices among carriers and services. To that end, with some exceptions, current FCC rules require facilities-based United States carriers, like us, with operating agreements with dominant foreign carriers, to abide by the International Settlements Policy by following uniform accounting rates, even split in settlement rates, and proportionate return of traffic, for agreements with carriers on certain routes. United States carrier arrangements with non-dominant foreign carriers or on a substantial number of international routes where competition exists are not subject to these requirements. We may take advantage of these more flexible arrangements with non-dominant foreign carriers, and the greater pricing flexibility that may result, but we may also face greater price competition from other international service carriers.

Domestic Service Regulation.    We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to initiate or expand our domestic interstate operations, but we are required to obtain FCC approval to transfer control or discontinue service and to file various reports and pay various fees and assessments. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. In addition, as a non-dominant carrier, we are subject to the FCC’s complaint jurisdiction. In particular, we may be subject to complaint proceedings in conjunction with alleged noncompliance such as unauthorized changes in a customer’s preferred carrier or violations of the FCC’s Do-Not-Call telemarketing rules. We are also subject to the Communications Assistance for Law Enforcement Act (CALEA) and certain FCC regulations which require telecommunications common carriers to modify their networks to allow law enforcement authorities to perform electronic surveillance. The recently enacted Do-Not-Call Registry and related restrictions set out the specific parameters for telemarketing solicitation and prohibit outbound telemarketing in some circumstances. We also are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the CAN SPAM Act). The CAN SPAM Act requires that all senders of commercial electronic mail include a label indicating that the electronic mail is an advertisement, a disclosure notifying the recipient how to opt-out of receiving future e-mails, and the sender’s physical address in the e-mail.

Our costs of providing long distance services will be affected by changes in the switched access charge rates imposed by LECs for origination and termination of calls over local facilities. FCC rules currently cap the rates that both incumbent and competitive LECs may charge for switched access, and restrain incumbent LECs’ ability to change their charges. The FCC continues to grant incumbent LECs greater pricing flexibility and relaxed regulation of access services in those markets where there are other providers of access services. Depending on the outcome of future FCC proceedings or litigation, the new rules promulgated by the FCC and the manner in which such these rules are implemented, we may have fewer competitive choices among LECs and, as a result, could see an increase in our termination and origination costs over time.

Interstate telecommunications carriers are required to contribute to the federal Universal Service Fund (USF). The FCC is considering revising its USF mechanisms and the services considered when calculating the USF contribution. We cannot predict the outcome of these proceedings or their potential effect on our USF contributions. Some of our services are considered traditional telecommunications services and we are required to contribute a percentage of our revenue derived from those services to the USF. Certain of our services are not subject to USF, although future changes in the FCC’s rules may require that we make USF contributions on these services.

Voice-over-Internet Protocol (VOIP).    Our VOIP services are currently not subject to substantial regulation by the FCC or state regulatory commissions to the extent that they qualify as “enhanced” or “information” services. The FCC defines enhanced services as services that (1) employ computer processing applications that act on the format, content, code, protocol or similar aspects of the subscriber’s transmitted information, (2) provide the subscriber additional, different, or restructured information, or (3) involve subscriber interaction with stored information. Our VOIP service can be classified as an enhanced service because it uses broadband connections using the public Internet and performs a net protocol conversion. Regulators are struggling to determine the appropriate regulatory treatment of VOIP services because these services resemble both traditional telephony and information services.

In March 2004, the FCC released a comprehensive Notice of Proposed Rulemaking (NPRM) regarding IP-enabled services, including VOIP service. The NPRM addresses the regulatory classification of, and jurisdiction over, VOIP and how to preserve key public policy objectives such as 911/emergency services and the needs of persons with disabilities. The FCC also is considering whether USF and access charges should apply to IP-enabled services. The FCC has yet to resolve comprehensively the regulatory classification of IP-enabled services and this proceeding remains open. However, in November 2004, the FCC ruled that services provided by a particular VOIP provider are interstate in nature, and not subject to entry regulations of the various state Public Service Commissions. Also in 2004, the FCC issued an order determining that pulver.com’s specific computer-to-computer IP service is an “information” service and not subject to traditional telephone regulation. In a subsequent order, the FCC ruled that AT&T’s phone-to-phone (“IP in the middle”) VOIP service is a telecommunications service under the 1996 Telecommunications Act subject to traditional regulation and obligations such as the payment of access charges. In addition, in December 2004, the United States Court of Appeals for the 8th Circuit ruled that a VOIP provider’s service is an information service and not subject to state regulation. The FCC continues to examine the appropriate regulatory treatment of VOIP. Changes to, and further clarifications of, the treatment of VOIP services could result in the imposition of burdensome regulation and fees on some of our services and/or increase certain of our operating costs.

In August 2005, the FCC determined that VOIP providers interconnected with the public switched telephone network (PSTN) must ensure that their equipment can accommodate law enforcement wiretaps under CALEA. Our VOIP products are capable of complying with these requirements. In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the PSTN to provide emergency 911 service in a manner similar to traditional carriers by November 2005. We contracted with a third-party provider that is a market leader in emergency 911 service solutions to provide these services. We are also participating in a legal challenge to these rules pending before the U.S. Circuit Court of Appeals for the District of Columbia. Our ability to expand our VOIP services in the future may depend upon the ability of our third-party provider to provide enhanced 911 (E911) access or the outcome of these legal proceedings.

State Regulation.    Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Primus Telecommunications, Inc. (PTI), our principal operating subsidiary in the United States, maintains the necessary certificate and tariff approvals, where approvals are necessary, to provide intrastate long distance service in 49 states and Puerto Rico. PTI also maintains the necessary certificate to provide local services in Puerto Rico. Certain of our other subsidiaries, such as Trescom USA, Inc. and Least Cost Routing, Inc., also maintain certificates and tariffs in some states. Our consumer wireless operations are subject to more limited state regulation. Some states also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. States often require prior approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt or for name changes. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject us to increased price competition. We may also be required to contribute to universal service funds in some states.

Wireless Service Regulations.    Through subsidiaries of TresCom International, Inc., a wholly owned subsidiary, we hold several wireless licenses issued by the FCC. As a licensee authorized to provide microwave and satellite earth station services, we are subject to Title III of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and related FCC regulations. Pursuant to Title III, foreign entities may not directly hold more than 20% of the stock or other ownership interests in an entity, including us, that holds certain types of FCC licenses, such as the wireless licenses held by the TresCom International, Inc. subsidiaries referred to above. In addition, unless granted an FCC waiver, foreign citizens and entities may not indirectly hold 25% or more of the stock or other ownership interest in such entities.

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

Two federal regulatory authorities exercise control over a broad range of issues affecting the operation of the Australian telecommunications industry. The Australian Communications & Media Authority (ACMA) is the authority regulating matters including the licensing of carriers and technical matters, and the Australian Competition and Consumer Commission (ACCC) has the role of promotion of competition and consumer protection and in particular dealing with carrier to carrier interconnection and network access. Telstra, the dominant carrier and former monopoly, presently challenges many of the key principles applied by the ACCC to access pricing and endeavors to have some key decisions removed from the charter of the ACCC. If Telstra is successful, for example, with regard to the pricing of access to unbundled local loop lines, the access costs would substantially and adversely impact margin outcomes as compared to projections.

We are required to comply with the terms of our own license, are subject to the greater controls applicable to licensed facilities-based carriers and are under the regulatory control of the ACMA and the ACCC. In addition, other federal legislation, various regulations pursuant to delegated authority and legislation, ministerial declarations, codes, directions, licenses, statements of Australian government policy and court decisions affecting telecommunications carriers also apply to us.

There is no limit to the number of carriers that may be licensed. Any company that meets the relevant financial and technical standards and complies with the license application process can become a licensed carrier permitted to own and operate transmission facilities in Australia. Carriers are licensed individually, are subject to charges that are intended to cover the costs of regulating the telecommunications industry and are obliged to comply with license conditions (including obligations to comply with the Telecommunications Act 1997 and with the telecommunications access regime and related facilities access obligations). Carriers also must meet the Universal Service Obligations (USO), to assist in providing all Australians, particularly in remote areas, with reasonable access to standard telephone services and digital data services. Telstra is currently the sole universal service provider. One of our subsidiaries, Hotkey Internet Services, has been approved as a special digital service provider. Since 2000, the responsible Minister of the Australian government may make a determination of the amount of USO subsidies, with advice from the ACA. No methodology is provided in legislation and the Minister could make a determination of a Universal Service Legislation (USL) that would be material to us. However, the USL has been set previously at reasonable levels that we do not consider to have a material impact.

We do not expect the calculation of the 2005 USO liability to vary significantly. However, if the Minister were to adopt a different methodology resulting in a substantially larger amount, that methodology may adversely impact margins.

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

The Trade Practices Act 1974 package of legislation includes a telecommunications access regime that provides a framework for regulating access rights for specific carriage services and related services through the declaration of services by the ACCC. The regime establishes mechanisms within which the terms and conditions of access can be determined. The Australian government intends that the telecommunications specific provisions in the Trade Practices Act will ensure fair competitive access to monopoly and dominant facilities and deal with anti-competitive conduct of dominant carriers such as Telstra. These provisions would also apply to any carrier who may come to own or control important infrastructure or services necessary for competition. Primus would not be considered at this stage to be a dominant carrier.

Consumer Protection.    The ACCC’s consumer protection role is shared with other regulators. Each state has its own Fair Trading Act administered by consumer affairs authorities and ACMA undertakes some activities in consumer protection predominantly in connection with industry codes of conduct. As a carrier we must also be a member of the Telecommunications Industry Ombudsman (TIO) Scheme. The TIO is responsible for handling complaints from consumers about carriers and Internet service providers. The TIO may impose financial penalties upon carriers that do not satisfactorily deal with consumer complaints.

Canada

We are a reseller of telecommunications services in Canada and are, therefore, largely unregulated by the Canadian Radio-Television and Telecommunications Commission (CRTC). Because we do not own or operate transmission facilities in Canada, we are not subject to direct regulation by the CRTC pursuant to the Canadian Telecommunications Act. Therefore, we may resell long distance service, local telephone service, wireless service and Internet access without the regulation of our rates, prices or the requirement to file tariffs. In addition, as described below, as a reseller we are not subject to restrictions on foreign ownership or control.

In 2000, the CRTC implemented a revenue-based contribution regime to replace the per minute contribution charge formerly in place to support universal access. The revenue-based contribution mechanism collects from a wider base of telecommunications service providers and has lowered our contribution expenses since 2001.

In a price cap decision issued in May 2002, the CRTC lowered the prices incumbent providers can charge competitors for a range of competitor services—i.e., facilities and services required by competitors to provide telecommunications services to their end-customers. Several CRTC decisions recently issued have resulted in significant savings on competitor services for resellers. One decision, dated February 3, 2005, expanded the suite and geographical reach of competitor services and significantly reduced prices in some cases. Some of the reduced rates were effective on a retroactive basis to June 1, 2002. The current Price Cap formula requires the ILECs to revise the rates of selected services (primarily local telecommunications services) yearly by the rate of inflation minus a productivity factor of 3.5%. The rates of other service grouping are frozen and others are “uncapped” with upward pricing constraints. The CRTC has typically relied on a four-year Price Cap Period, but in 2005 it decided to extend the current period by one year. There will be a proceeding in 2006 to set the parameters of the next four-year period.

Competition.    Long distance competition has been in place in Canada since 1990 for long distance resellers and since 1992 for facilities-based carriers. In June 1992, the CRTC issued Telecom Decision CRTC 92-12 requiring the incumbent LECs to interconnect their networks with their facilities-based, as well as reseller, competitors. Since 1994, the ILECs have been required to provide “equal access,” which eliminated the need for customers of competitive long distance providers to dial additional digits when placing long distance calls. However, the ILECs disbanded the Stentor alliance in 1999, and former Stentor companies, Bell Canada and TELUS Communications, the two largest ILECs in Canada, have begun to compete against each other. MTS, the ILEC serving the Canadian province of Manitoba, has acquired Allstream (formerly AT&T Canada Corp.) and is now competing nationally as well. The other nationwide competitor, Call-Net Enterprises Inc., which operated as Sprint Canada, was acquired by Rogers Communications Inc. in 2005. Cable TV companies, such as Rogers, Shaw and Videotron, launched their local telephone services in July 2005 and have had a great deal of success thus far. Their local service is provided either via their cable network and/or acquired CLECs (i.e., Call-Net) or on a resold basis from an underlying LEC.

Foreign Ownership Restrictions.    Under Canada’s Telecommunications Act and certain regulations promulgated pursuant to the Act (i.e. the Canadian Telecommunications Common Carrier Ownership and Control Regulations), foreign ownership restrictions apply to facilities-based carriers (“Canadian carriers”), CLECs and microwave license holders, but not to companies that do not own or operate transmission facilities such as resellers. Resellers may be wholly foreign-owned and controlled. The regulations limit the amount of foreign investment in Canadian carriers to no more than 20% of the voting equity of a Canadian carrier operating company and no more than 33 1/3% of the voting equity of a Canadian carrier holding company. The restrictions also limit the number of seats which may be occupied by non-Canadians on the board of directors of a Canadian carrier company to 20%. In addition, under Canadian law, a majority of Canadians must occupy the seats on the board of directors of a Canadian carrier holding company. Although it is possible for foreign investors to also hold non-voting equity in a Canadian carrier, the law requires that the Canadian carrier not be “controlled in fact” by non-Canadians. Primus Canada, along with several other telecommunications service providers, has sought to have the Canadian government review foreign ownership restrictions with a view to lowering these restrictions or eliminating them.

In April 2003, the Industry Committee of the House of Commons recommended removing these restrictions in their entirety, for both telecommunications common carriers and for broadcasting distribution undertakings (BDUs) such as cable companies. In June 2003, however, another committee of the House of Commons (the Heritage Committee) expressed concerns that changes in ownership restrictions for either telecommunications common carriers or BDUs could have an adverse impact on the broadcasting system. In its September 2003 response to the Industry Committee’s recommendation, the government acknowledged the appropriateness of the committee’s conclusion that removing foreign investment restrictions would benefit the telecommunications industry. However, the government also noted the concerns expressed by the Heritage Committee. The government recognized that it has a responsibility to determine how best to reconcile the conflicting recommendations of the two committees and undertook to analyze this question and be in a position to examine possible solutions by the spring of 2004. However, no solutions were brought forward in 2005 although the issue was raised once again by the Telecom Policy Review Process that was launched by Industry Canada. As of the end of January 2006, the Telecom Policy Review Panel is preparing to issue its report to the new Conservative government. The report will include recommendations on the issue. The nature of any recommendation is not clear at this time. Therefore, it is premature to predict whether any recommendation to remove the restrictions for telecommunications common carriers will be implemented.

European Union

In Europe, the regulation of telecommunications is governed at a supranational level by the European Parliament, Council and Commission, consisting of members including the following countries: Austria, Belgium, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Luxembourg, Malta, Netherlands, Poland, Portugal, Slovakia, Slovenia, Spain, Sweden and the United Kingdom. These institutions are responsible for creating European Union-wide policies and, through legislation, have progressively developed a regulatory framework aimed at ensuring an open, competitive telecommunications market.

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

EU member states were obligated to implement these directives by July 25, 2003. As of December 31, 2005, these directives have not materially affected our business operations in Europe.

One of the requirements of the Authorization Directive is that no company seeking to provide electronic communications networks or services is required to obtain prior authorization, although such a company could be required to notify relevant regulatory authorities in the member states where it intends to operate.

The package of these directives also recommended for “relevant markets”, that the member states have to review them to determine whether any players have significant market power (SMP). There are various relevant products and services markets that require assessment at both the retail level and wholesale level. The effectiveness of this new regulatory framework must be reviewed by the end of 2006, with revised directives to be formally agreed by mid-2008 and member states to implement the new Framework by 2010.

A further directive relating to privacy and electronic communications (Directive 2002/58) was added to the new regime. This directive aims to harmonize national laws regarding personal data protection in the electronic communications age and deals with matters including the confidentiality of billing information, the use of caller identification devices, the use of subscriber directories and unsolicited communications. The directive was supposed to be implemented by EU member states and incorporated into the regulatory regime of each member state by October 31, 2003, but as was also the case with the earlier directives referred to above, a number of member states missed this deadline. Court proceedings are pending before the European Court of Justice against Belgium, Greece and Luxembourg.

Each EU member state in which we currently conduct or plan to conduct our business has historically had a different regulatory regime and we expect that, even with the adoption of the new EU regulatory regime, differences will continue for the foreseeable future. There may well be differences in the manner in which the new EU regulatory regime is implemented from one member state to another. The requirements for us to obtain necessary approvals have varied considerably from one country to another. We have obtained and will continue to seek to obtain interconnection agreements with other carriers within the EU. While previous EU directives have required that carriers with SMP offer cost-based and non-discriminatory interconnection to competitors, individual EU member states have implemented this requirement differently and may continue to do so under the new EU regulatory regime. As a result, we may be delayed in obtaining or may not be able to obtain interconnection in certain countries that would allow us to compete effectively.

Further, Member States must now introduce domestic legislation to implement the EC Directive on Waste Electrical and Electronic Equipment (WEEE) and the EC Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS). The WEEE seeks to implement legislation on electrical and electronic equipment in relation to its composition and levels to which it should be recycled, while making producers responsible for financing most of these activities. IT and telecommunications equipment is WEEE, and subject to the WEEE Directive. RoHS seeks to restrict hazardous substances in WEEE.

The Commission also is concerned with new services, such as VOIP, and has published a working paper applicable to VOIP based services – Commission Staff Working Document of 14 June 2004 on the Treatment of VOIP under the EU Regulatory Framework- an Information and Consultation Document, which identifies various issues that can arise in relation to VOIP. The introduction of 3G mobile broadband services has raised new regulatory issues and the Commission has published a ‘Communication on Mobile Broadband Services (30 June 2004- COM (2004) 447),’ which covers issues, such as spectrum trading.

Prepaid Services: Developments in UK VAT position

In 2004, a trial court ruled that a provider of prepaid services located in Ireland was not required to charge VAT in the UK when such cards were sold or redeemed for services in the United Kingdom (UK). The UK tax authority, Customs & Excise, appealed this decision to the Court of Appeals. In January 2006, the Court of Appeals reversed the trial court’s decision and held that the sale of such cards in the UK is subject to VAT in the UK. The Court of Appeal’s decision may be appealed to the House of Lords (see Item 7—MD&A—Recent Competitive Developments; Our Four-Pronged Action Plan).

Employees

The following table summarizes the number of our full-time employees as of December 31, 2005, by region and classification:

	United States and Other	Canada	Europe	Asia-Pacific	Total
Sales and Marketing	63	133	66	231	493
Technical	137	225	91	239	692
Management and Administrative	151	200	82	156	589
Customer Service and Support	38	231	33	280	582

Total	389	789	272	906	2,356

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

ITEM 1A.	RISK FACTORS

A wide range of factors could materially affect our performance. In addition to factors affecting specific business operations and the financial results of those operations identified elsewhere in this report, the following factors, among others, could adversely affect our operations:

The unqualified opinion with a matter of emphasis regarding our ability to continue as a going concern from our independent registered public accounting firm in connection with the filing of our Form 10-K for the year ended December 31, 2005, could adversely affect our operations by potentially increasing our immediate need for additional capital and disrupting supplier relationships.

Our independent registered public accounting firm has included in their report concerning our consolidated financial statements for 2005 an explanatory paragraph that our recurring losses from operations, the maturity of $23.6 million of the 2000 Convertible Subordinated Debentures due February 15, 2007, negative working capital, and stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. This opinion may adversely affect our ability to manage our accounts payable and potentially cause some suppliers to deal with us on a cash-on-delivery or prepaid basis only or to terminate the supplier relationship. If this were to occur, this would adversely affect our operations by increasing our immediate need for additional capital.

If competitive pressures continue or intensify and/or the success of our new initiatives is not adequate in amount or timing to offset the decline in results from our core businesses, we may not be able to service our debt or other obligations.

We believe that our existing cash and cash equivalents, future sales of equity, internally generated funds from operating activities, continued cost reduction efforts, our ability to moderate capital expenditures, combined with existing and potential debt financing alternatives and potential proceeds from opportunistic asset sales and interest savings from balance sheet deleveraging should be sufficient to fund our debt service requirements and other fixed obligations (such as capital leases, vendor financing and other long-term obligations), resolution of vendor disputes, and other cash needs for our operations through at least 2006. However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief, particularly as aggressive pricing and bundling strategies by certain incumbent carriers and ILECs have intensified competitive pressures in the markets where we operate, and/or if we have insufficient financial resources to market our services. The aggregate anticipated margin contribution from our new initiatives may not be adequate in amount or timing to offset the declines in margin from our core business. In addition, regulatory decisions could have a material adverse impact on our operations and outlook. See also information regarding our 2000 Convertible Subordinated Debentures due February 15, 2007 and other information under “Item 7—MD&A—Liquidity and Capital Resources–Short- and Long-Term Liquidity Considerations and Risks” and in these Risk Factors. If adverse events referenced therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

Our high level of debt may adversely affect our financial and operating flexibility.

We currently have substantial indebtedness and anticipate that we and our subsidiaries may incur additional indebtedness in the future. The level and/or terms of our indebtedness (1) could make it difficult for us to make required payments of principal and interest on our outstanding debt; (2) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (3) requires that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; (4) could limit our flexibility in planning for, or reacting to, changes in our business; (5) results in our being more highly leveraged than many of our competitors, which places us at a competitive disadvantage; (6) will make us more vulnerable in the event of a downturn in our business; and (7) could limit our ability to sell assets partially or fund our operations due to covenant restrictions.

If we are delisted from the Nasdaq National Market and/or Nasdaq Capital Market, it could result in a more limited public market for our common stock.

On June 17, 2005, we received a notice of potential delisting of our common stock from Nasdaq National Market due to the fact that our common stock had not met the minimum prescribed trading prices for continued listing on the Nasdaq National Market. On December 13, 2005, we received a Staff Determination Letter from the Nasdaq National Market that our common stock was subject to delisting from the Nasdaq National Market for failing to meet the minimum bid requirement. On December 20, 2005, the Company requested a hearing that was held on January 12, 2006 before the Nasdaq Listings Qualification Panel (the “Panel”). The delisting of our common stock was stayed pending the outcome of the hearing. On February 14, 2006, the Company received the Panel’s determination to continue the listing of the Company’s common stock on the Nasdaq National Market conditioned upon the following exception: on or before March 10, 2006, the Company must have evidenced a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. The Panel also noted that the Company meets the listing standards for inclusion in the Nasdaq Capital Market, and that a transfer to that market would provide the Company with an additional 180 days (from December 13, 2005) to comply with the minimum bid price rule. In order to meet the minimum bid price rule, we may take certain steps to increase the minimum bid of our common stock, including, subject to appropriate authorizations and approvals, effecting a reverse split of our common stock. On February 7, 2006, the Company applied for listing on the Nasdaq Capital Market to be effective March 14, 2006. Effective March 14, 2006, the Company’s common stock trades on the Nasdaq Capital Market. If we do not meet the minimum bid price rule by June 12, 2006, however, our common stock would be delisted from trading on the Nasdaq Capital Market and could trade on the OTC Bulletin Board. The OTC Bulletin Board is a substantially less liquid market than the Nasdaq National Market or Capital Market. As a result, if our common stock is delisted from the Nasdaq markets or if we effect a reverse split of our common stock, our stockholders may have greater difficulty disposing of their shares in acceptable amounts and at acceptable prices and we may have greater difficulty issuing equity securities or securities convertible into common stock in such circumstances. If delisted, we cannot assure you when, if ever, our common stock would once again be eligible for listing on either the Nasdaq National Market or Capital Market.

Given our limited experience in delivering our new product initiatives and in providing bundled local, wireless, broadband, DSL, Internet, data and VOIP services, we may not be able to operate successfully or expand these parts of our business.

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

We may be exposed to significant liability resulting from our noncompliance with FCC directives regarding enhanced 911 (E911) services.

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network (PSTN) to provide E911 service in a manner similar to traditional wireline carriers by November 2005. LINGO, our subsidiary which sells VOIP services, was unable to meet this deadline for all of its customers. As of February 28, 2006, approximately 35% of our LINGO customers were without E911 service. We have sought a waiver from the FCC asking for an additional nine months to complete deploying our E911 service, but the FCC has not yet addressed our waiver petition. We also are participating in a legal challenge to these rules pending before the U.S. Court of Appeals for the District of Columbia Circuit.

LINGO’s current services are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need. We have notified our customers of the differences between our Emergency Calling Service and E911 services and those available through traditional telephony providers and have received affirmative acknowledgement from substantially all of our customers. Nevertheless, injured customers may attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of our failure to comply with the FCC mandated E911 service. Our resulting liability could be significant, although the likelihood is remote.

In addition, if and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines or penalties or injunctions prohibiting LINGO from providing service in some markets.

We are substantially smaller than our major competitors, whose marketing and pricing decisions, and relative size advantage, could adversely affect our ability to attract and retain customers and are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition.

The long distance telecommunications, Internet, broadband, DSL, data and wireless industry is significantly influenced by the marketing and pricing decisions of the larger long distance industry, Internet access, broadband, DSL and wireless business participants. Prices in the long distance industry have continued to decline in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Our competitors in our core markets include, among others: Sprint, the regional bell operating companies (RBOCs) and the major wireless carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, Allstream (formerly AT&T Canada) and the major wireless and cable companies in Canada; and BT, Cable & Wireless United Kingdom, Colt Telecom, Energis and the major wireless carriers in the United Kingdom. Customers frequently change long distance, wireless and broadband providers, and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is becoming similar to the intense competition in the United States. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower debt leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, Canada and Australia and the major wireless carriers and cable companies, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls. This strategy of our competitors could have a material adverse effect on our net revenue per minute, results of operations and financial condition if our pricing, set to remain competitive, is not offset by similar declines in our costs. Many companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future, may face quarterly revenue and operating results variability, and may have heightened difficulty in estimating future revenues or results.

Our repositioning in the market place places a significant strain on our resources, and if not managed effectively, could result in operational inefficiencies and other difficulties.

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

We have experienced significant historical, and may experience significant future, operating losses and net losses which may hinder our ability to meet our debt service or working capital requirements.

As of December 31, 2005, we had an accumulated deficit of $(850.0) million. We incurred net losses of $(63.6) million in 1998, $(112.7) million in 1999, $(174.7) million in 2000, $(306.2) million in 2001, $(34.6) million in 2002, $(10.6) million in 2004 and $(154.4) million in 2005. During the year ended December 31, 2003, we recognized net income of $54.8 million, of which $39.4 million is the positive impact of foreign currency transaction gains. We cannot assure you that we will recognize net income, or reverse net revenue declines in future periods. If we cannot generate net income or operating profitability, we may not be able to meet our debt service or working capital requirements.

Integration of acquisitions ultimately may not provide the benefits originally anticipated by management and may distract the attention of our personnel from the operation of our business.

We strive to increase the volume of voice and data traffic that we carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services. We may pursue acquisitions in the future to further our strategic objectives. Acquisitions of businesses and customer lists, a key element of our historical growth strategy, involve operational risks, including the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management. Moreover, there can be no assurance that we will be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in migrating the customer base and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities, and there can be no assurance that successful integration will occur in light of these factors.

We experience intense domestic and international competition which may adversely affect our results of operations and financial condition.

The local and long distance telecommunications, data, broadband, Internet, VOIP and wireless industries are intensely competitive with relatively limited barriers to entry in the more deregulated countries in which we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, cable television companies, who would offer voice, broadband, Internet access and television, and electric power utilities who would offer voice and broadband Internet access. For example, the United States and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the United States, as certain conditions have been met under the Telecommunications Act of 1996, the RBOCs have been allowed to enter the long distance market, and other long distance carriers have been allowed to enter the local telephone services market (although recent judicial and regulatory developments have diminished the attractiveness of this opportunity), and many entities, including cable television companies and utilities, have been allowed to enter both the local service and long distance telecommunications markets. Moreover, the rapid enhancement of VOIP technology may result in increasing levels of traditional domestic and international voice long distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks such as ours. Currently, there are significant capital investment savings and cost savings associated with carrying voice traffic employing VOIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long distance voice services will decrease in order to be competitive with VOIP. Additionally, competition is expected to be intense to switch customers to VOIP product offerings, as is evidenced by numerous recent market announcements in the United States and internationally from industry leaders and competitive carriers concerning significant VOIP initiatives. Our ability effectively to retain our existing customer base and generate new customers, either through our network or our own VOIP offerings, may be adversely affected by accelerated competition arising as a result of VOIP initiatives, as well as regulatory developments that may impede our ability to compete, such as restrictions on access to broadband networks owned and operated by others and the requirements to provide E911 services. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

If the fair value of our long-lived assets is determined to be less than its carrying value, any resulting impairment charge could have a material adverse impact on our results of operations and financial condition.

We assess the recoverability of our long-lived assets to be held and used whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Our judgments regarding the existence of impairment indicators are based on expected operational performance, market conditions, legal factors and future plans. If we conclude that a triggering event for impairment has occurred, we will compare the carrying value of the assets with the undiscounted cash flows expected to be derived from the usage of the asset. If there is a shortfall and the fair value of the asset is less than its carrying value, we will record an impairment charge for the excess carrying value over fair value. We estimate fair value using a discounted cash flow model. Any resulting impairment charge could have a material adverse impact on our financial condition and results of operations.

A deterioration in our relationships with facilities-based carriers could have a material adverse effect upon our business.

We primarily connect our customers’ telephone calls and data/Internet needs through transmission lines that we lease under a variety of arrangements with other facilities-based long distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition.

Uncertainties and risks associated with international markets could adversely impact our international operations.

We have significant international operations and, as of December 31, 2005, derive more than 80% of our revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to its switches within its territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

Because a significant portion of our business is conducted outside the United States, fluctuations in foreign currency exchange rates could adversely affect our results of operations.

A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. For the year ended December 31, 2005, our results were unfavorably impacted by a weakening of the USD compared to the AUD, the CAD and the GBP and our revenue results were favorably impacted by a strengthening of the USD compared to the EUR. See “Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening or weakening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulated other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

The telecommunications industry is rapidly changing, and if we are not able to adjust our strategy and resources effectively in the future to meet changing market conditions, we may not be able to compete effectively.

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

If we are not able to operate a cost-effective network, we may not be able to successfully grow our business.

Our long-term success depends on our ability to design, implement, operate, manage and maintain a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network and to provide local, broadband Internet and wireless services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to develop necessary network (such as our DSL networks in Australia and Canada) or to migrate traffic and customers onto our network, or if we experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

If we are not able to use and protect our intellectual property domestically and internationally, it could have a material adverse effect on our business.

Our ability to compete depends, in part, on our ability to use intellectual property in the United States and internationally. We rely on a combination of trade secrets, trademarks and licenses to protect our intellectual property. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others. The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently used by us or other technology that we may seek to license in the future will be available to us on commercially reasonable terms or at all. Although our existing intellectual property are on standard commercial terms made generally available by the companies providing the licenses and, individually, their costs and terms are not material to our business, the loss of, or our inability to maintain existing licenses, could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated. Such delays or reductions in the aggregate could harm our business.

The loss of our key personnel could have a material adverse effect on our business.

The loss of the services of K. Paul Singh, our Chairman and Chief Executive Officer, or the services of our other key personnel, or our inability to attract and retain additional key management, technical and sales personnel, could have a material adverse effect upon us.

We are subject to potential adverse effects of regulation which may have a material adverse impact on our competitive position, growth and financial performance.

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

Natural disasters may affect the markets in which we operate, our operations and our profitability.

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

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

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

A small group of our stockholders could exercise influence over our affairs.

As of February 28, 2006, funds affiliated with American International Group, Incorporated (AIG Entities) beneficially owned 15% of our outstanding common stock, which was acquired through the conversion of their Series C Preferred Stock. As a result of such share ownership, these holders can exercise influence over our affairs through the provisions of a certain Governance Agreement between such holders and us, dated November 4, 2003, that provide for their right to nominate a candidate for election by our stockholders to our board of directors and nominate one non-voting board observer, in each case subject to the maintenance of certain minimum ownership levels of our common stock and our board’s right to exercise its fiduciary duties.

In addition, these holders’ significant ownership levels could have an influence on: amendments to our certificate of incorporation; other fundamental corporate transactions such as mergers and asset sales; and the general direction of our business and affairs.

Also, the applicable triggering provisions of our rights agreement with StockTrans, Inc., as Rights Agent, dated December 23, 1998 (as amended, the “Rights Agreement”) contain exceptions with respect to the acquisition of beneficial ownership of our shares by such holders and the other former holders of Series C Preferred Stock. As a result, such holders could gain additional control over our affairs without triggering the provisions of the Rights Agreement.

Finally, other stockholders that acquire a significant portion of our common stock, either in the market or in future issuances by us, could potentially exercise influence over our affairs.

Significant future sales of our common stock in the public market could adversely affect the market price of our common stock and could impair our ability to raise funds in additional stock offerings.

Significant future sales of our common stock in the public market, including in particular the shares offered under the Common Stock Resale Registration Statement (defined below) and the Note Registration Statement (defined below) and shares issuable upon conversion of the 2009 Debentures, could lower our stock price and impair our ability to raise funds in new stock offerings. Of 22.6 million shares of our common stock originally issued upon conversion of our Series C Preferred stock (the “Series C Registered Securities”) in November 2003, which were registered for resale under an effective registration statement (the “Common Stock Resale Registration Statement”) under the Securities Act, 16.5 million shares were, as of February 23, 2006, held by a group of affiliated holders. These shares, in general, may be freely resold under the Securities Act pursuant to the Common Stock Resale Registration Statement. The holders of the 2010 Notes have a registration statement that has been declared effective under the Securities Act (the “Note Registration Statement”) covering these notes and the 14.2 million shares of common stock issuable upon conversion of these notes, and the 22.3 million shares of common stock issuable upon conversion of the outstanding 2009 Debentures will be unrestricted and freely transferable under the Securities Act. Sales of a substantial amount of this common stock in the public market, or the perception that these sales may occur, could create selling pressure on our common stock and adversely affect the market price of our common stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease our corporate headquarters facility, which is located in McLean, Virginia. Additionally, we lease administrative, technical and sales office space, as well as space for our switches and data centers, in various locations in the countries in which we operate. Total leased space in the United States, Australia, Canada and the United Kingdom, as well as other countries in which we operate, approximates 752,000 square feet and the total annual lease costs are approximately $17.3 million. The operating leases expire at various times with the longest commitment expiring in 2014. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed, and we further believe that the current leased facilities are adequate to house existing communications equipment.

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

Hondutel.    In December 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, Inc. (“STSJ”), alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic from December 1996 through September 1998. We acquired the stock of TresCom in June 1998. Plaintiff had been seeking over $18 million in damages, plus interest and costs. In October 2005, we agreed to settle this matter by agreeing to provide certain services to Plaintiff at no cost. We have accrued amounts sufficient to cover the anticipated costs of providing such services. We realized a reduction of cost of revenue of $2 million during 2005. Accordingly, this matter has been finally determined.

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

Common Stock

Primus Telecommunications Group, Incorporated (“we” or “us”) common stock is traded on the Nasdaq National Market under the symbol “PRTL.” On March 10, 2006, the last sale price of our common stock was $0.80. The following table provides the high and low sale prices for our common stock on the Nasdaq National Market for all periods indicated below. These prices do not include retail markups, markdowns or commissions.

Period	High	Low
2005
1st Quarter	$3.27	$1.55
2nd Quarter	$1.62	$0.56
3rd Quarter	$1.33	$0.51
4th Quarter	$1.19	$0.66
2004
1st Quarter	$13.38	$7.04
2nd Quarter	$8.85	$4.40
3rd Quarter	$5.14	$1.41
4th Quarter	$3.80	$1.47

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, our capital requirements and financial condition. Dividends are currently restricted by the term loan and senior note indentures, and may be restricted by other credit arrangements entered into in the future by us. It is the present intention of the Board of Directors to retain all earnings, if any, for use in our business operations, and accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future.

Holders

As of February 28, 2006, we had approximately 518 holders of record of our common stock.

Recent Sales of Unregistered Securities

In February 2006, we exchanged $26.5 million principal amount of our 5 3/4% convertible subordinated debentures due February 2007 for $26.5 million principal amount of our Step Up Convertible Subordinated Debentures due August 2009. These sales of securities were performed pursuant to an exemption under Section 3(a)(9) of the Securities Act of 1933, as amended.

In January 2006, we exchanged 1,825,000 shares of our common stock for the extinguishment of $2.5 million principal amount of the October 1999 Senior Notes. These sales of securities were performed pursuant to an exemption under Section 3(a)(9) of the Securities Act of 1933, as amended.

During the year ended December 31, 2005, we exchanged 9,820,000 shares of our common stock for the extinguishment of $17.0 million in principal amount of the 2000 Convertible Subordinated Debentures and exchanged 5,165,175 shares for the extinguishment of $8.6 million in principal amount of the October 1999 Senior Notes. These sales of securities were performed pursuant to an exemption under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

In December 2002, we signed an agreement to sell 559,950 newly-authorized shares of our Series C Preferred for an aggregate purchase price of $42 million. On December 31, 2002, we issued 438,853 shares of Series C Preferred stock for approximately $32.3 million, net of $0.6 million of offering costs. At a special meeting of our stockholders on March 31, 2003, our stockholders voted to approve the issuance of the remaining 121,097 shares of Series C Preferred for approximately $9 million in cash. These issuances were pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended. In November 2003, all 559,950 shares of Series C Preferred were converted into 22,616,990 shares of common stock which have been registered for resale. The issuance of our common stock pursuant to the conversion was affected in accordance with an exemption under Section 3(a)(9) of the Securities Act of 1933, as amended. During a 270-day period commencing November 4, 2003, certain selling security holders’ shares were subject to the terms of a lock-up agreement with us, which generally prohibited the resale of 13,540,008 of such shares. Also, in consideration for the lock-up agreement and voluntary conversion, we agreed, subject to our board’s exercise of fiduciary duties, to permit the former holders of the Series C Preferred Stock to nominate a candidate for election by stockholders to the board of directors; to maintain a non-voting board observer; and to require that certain matters be determined by the board of directors by a majority vote of the non-management directors, in each case subject to these holders maintaining specific ownership levels.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth our selected consolidated financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 as derived from our historical financial statements:

Statement of Operations Data:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
NET REVENUE	$1,187,396	$1,350,872	$1,287,779	$1,024,056	$1,082,475
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	784,826	821,455	786,308	668,643	767,841
Selling, general and administrative	381,382	394,050	342,350	254,152	303,026
Depreciation and amortization	87,729	92,744	86,015	82,239	157,596
Loss on sale of assets	24	1,941	804	—	—
Loss on disposal of assets	13,356	—	—	—	—
Asset impairment write-down	—	1,624	2,668	22,337	526,309

Total operating expenses	1,267,317	1,311,814	1,218,145	1,027,371	1,754,772

INCOME (LOSS) FROM OPERATIONS	(79,921)	39,058	69,634	(3,315)	(672,297)
INTEREST EXPENSE	(53,440)	(50,526)	(60,733)	(68,303)	(100,700)
EQUITY INVESTMENT WRITE-OFF AND LOSS	(249)	(412)	(2,678)	(3,225)	—
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(1,693)	(10,982)	12,945	36,675	491,771
INTEREST INCOME AND OTHER INCOME (EXPENSE)	2,606	11,619	1,075	2,454	(17,951)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(17,686)	6,561	39,394	8,486	(1,999)

INCOME (LOSS) BEFORE INCOME TAXES	(150,383)	(4,682)	59,637	(27,228)	(301,176)
INCOME TAX BENEFIT (EXPENSE)	(3,997)	(5,899)	(5,769)	3,598	(5,000)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(154,380)	(10,581)	53,868	(23,630)	(306,176)
EXTRAORDINARY ITEM	—	—	887	—	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(154,380)	(10,581)	54,755	(23,630)	(306,176)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(10,973)	—

NET INCOME (LOSS)	(154,380)	(10,581)	54,755	(34,603)	(306,176)
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	—	—	(1,678)	—	—

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(154,380)	$(10,581)	$53,077	$(34,603)	$(306,176)
BASIC INCOME (LOSS) PER COMMON SHARE	$(1.62)	$(0.12)	$0.77	$(0.54)	$(5.73)
DILUTED INCOME (LOSS) PER COMMON STOCKHOLDERS	$(1.62)	$(0.12)	$0.57	$(0.54)	$(5.73)

Balance Sheet Data:

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Total assets	$641,089	$758,600	$751,164	$724,588	$816,214
Total long-term obligations (including current portion)	$635,212	$559,352	$542,451	$600,988	$667,587
Convertible preferred stock	$—	$—	$—	$32,297	$—
Total stockholders’ deficit	$(236,334)	$(108,756)	$(96,366)	$(200,123)	$(178,484)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

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

Recent Product Initiatives Overview

We have selectively targeted opportunities to participate in major growth areas for telecommunications—local, wireless, broadband, and VOIP—which we call our new initiatives or new strategic initiatives. These initiatives have been accelerated in response to competitive developments described under “—Recent Competitive Developments; Our Four-Pronged Action Plan.” Our approach in these areas has common elements: focus on bundling services to end-user customers; leverage our existing global voice, data and Internet network; and utilize established distribution channels and back-office systems. The year 2004 was highlighted by the accelerated implementation of our new strategic initiatives, to which we have continued to devote substantial resources in 2005.

We believe the local services market is a major opportunity for revenue growth for us. During the third quarter of 2004, we began offering local line service in Canada on a resale basis. We bundle these services with our other product offerings of long distance voice and Internet access, in competition with the ILECs. In Canada, fourth quarter 2005 revenue growth driven by the strengthening of the Canadian dollar, showed growth from local, wireless and VOIP products offset by the revenue decline from long distance voice services. As a result, our Canadian subsidiary posted record net revenues of $68 million in the fourth quarter 2005. The Canadian residential local telephone offering grew slightly to approximately 74,000 lines in service, which is a significant increase from 2004 but during the fourth quarter was impeded by labor strikes affecting incumbent carriers which delayed customer implementations. Approximately 90% of new local customers in Canada add a bundled long distance offering at an average monthly revenue of $36 (42 Canadian dollars (CAD)) as compared to $10 (12 CAD) for a stand-alone long distance customer. In Canada, we believe the ability to bundle local services with our core long distance service presents future growth opportunities for us. During the fourth quarter, we launched an important new initiative in Canada—the build-out of a digital subscriber line (DSL) infrastructure—to position us for profitable growth in the local and broadband markets and to enhance product bundling opportunities. As of December 31, 2005, 20 nodes have been installed with a goal of reaching 66 nodes in 2006.

In 2004 we began the process of building our own DSL network infrastructure in Australia in order to provide voice and broadband Internet services to residential customers on such network. The build-out of our Australian DSL infrastructure is on track with 171 nodes installed and ten more installations in progress. In Australia, we now have over 125,000 DSL customers and exceeded our previously stated goal of 120,000 DSL customers by the end of 2005. Migration of existing resale local and broadband customers to our network began in the second quarter 2005 and has now reached approximately 58,000 services on-net. Most new Australian broadband customers sign a two-year contract and approximately 67% also take a bundled local and long distance voice package. Australian residential customers taking a bundled broadband solution now generate over $69 (95 Australian dollars (AUD)) per month in revenue.

Our wireless services are targeted at residential users in our existing major markets. In the United States and Europe, we target customers who wish to save money on their international calls using their wireless phones, and throughout each of our major markets, we target customers whose calls are mostly local and domestic long distance. Currently, many wireless users are blocked by their service provider from making international calls, and those that can make international calls are charged high rates. Through a combination of mobile virtual network operator (MVNO) and reseller service agreements with wireless carriers, we are able to offer wireless services to our customers at substantially reduced international rates. Even with reduced international rates, we believe our services have the potential to contribute to our profitability. Our wireless services are an early-2005 addition to our product portfolio and have not yet generated significant revenue.

The target customers for our retail VOIP products will ultimately be anyone who has a broadband connection anywhere in the world. We have been in the carrier VOIP market now for several years and carried over one billion minutes of international voice traffic in 2005 over the public Internet. In January 2004, we launched our retail VOIP TalkBroadband® service in Canada. In June 2004, we launched our retail LINGO product in the United States, which offers unlimited calling plans including destinations in Western Europe and certain countries in Asia, unlimited calling between two LINGO subscribers and the issuance of phone numbers that are local for calls originating in certain foreign countries. These services have grown to approximately 104,000 customers; growth slowed significantly during the third and fourth quarters of 2005 as we moderated our investment in LINGO due to financial resource limitations and the disruption in marketing activities raised by the emergency 911 regulations. LINGO customers generate approximately $29 in average monthly revenues. While we are pleased with the early results, significant further investment will be required to continue strengthening the LINGO brand and support an expanding customer base before contributing to our profitability.

Based on fourth quarter 2005 results of $29 million of net revenue, our new initiatives exceeded an aggregate revenue run rate of $100 million annually.

Also, it should be recognized that our marketing efforts across our broadband and local initiatives, initially increase near-term pressure on profitability and cash flow due to migration and installation charges imposed by the incumbent carriers for each customer transferred to our network. The relative impact of such fees, which currently range between $40 per customer in Canada and $110 per customer in Australia, should lessen as the rate of new customer additions becomes a lower percentage of the growing customer base. In 2005, we incurred $11 million in such fees.

We believe that progress to date in transforming the company and growing our broadband, local, and VOIP businesses has not only strengthened the company, but has enhanced the competitive positioning and the franchise values of our major operating subsidiaries in Australia and Canada. As those franchises continue to generate a substantial portion of our results, we will focus efforts during 2006 on substantially improving the profitability of our United States and European operations.

Recent Competitive Developments; Our Four-Pronged Action Plan

Our fundamental challenge continues to be generating sufficient sales volume from new initiatives in broadband, local, wireless and VOIP services to offset the declining contribution from our core long distance voice and dial-up Internet service provider (ISP) businesses. To address this challenge, we have implemented a four-pronged action plan (“Action Plan”): first, to continue to drive strong revenue growth from the new initiatives in the broadband, local, wireless and VOIP businesses and to concentrate resources on the most promising initiatives (discussed within “Recent Product Initiatives Overview”); second, to enhance margin by increasing scale on the new initiatives and by investing in broadband infrastructure in high density locations as well as migrating customers onto our network (discussed within “Recent Product Initiatives Overview”); third, to continue cost cutting and cost management programs partially to offset margin erosion caused by the continued decline of our high-margin core retail revenues; and fourth, to strengthen the balance sheet through potential deleveraging and equity capital infusion on a prudent basis.

Our operating results continue to reflect increased competition from product bundling in virtually all of our markets; product substitution (e.g., wireless for fixed line; broadband for dial-up Internet); declining usage patterns for traditional fixed line voice services as use of wireless, e-mail and instant messaging services expands; and continued competitive pricing pressures. As a result, our revenue growth and profitability have been strongly challenged by a changing industry environment, and this has caused variability in our operating results, as described below. In the past several quarters, we experienced pricing pressure on our core long distance services, reduced margins on our resale of DSL in Australia and significant churn in our dial-up ISP products in Australia, and reduced pricing on long distance offerings to encourage customers to subscribe to bundled local, wireless and broadband services. However, in Canada we have recently experienced a reduction of competitive pressures as incumbent providers are retracting low rate offers for long distance services.

Our 2005 operating results as compared to 2004 reflect $76 million in net revenue declines in our prepaid services business caused by continuing competitive pressures, as well as the effect of a United Kingdom (UK) court decision which favored our competitors. As a licensed, facilities based operator in the UK, we are required to collect and remit VAT on our prepaid services sold in the UK. Accordingly, we built VAT into the price of our services. As a consequence of the court’s decision, our competitors’ products had no VAT factored into their price, making their products an attractive lower cost alternative. In response, we no longer operate a prepaid services business in the UK, but rather support service providers through a wholesale relationship. As a result, the revenue decline was not unexpected. During the second quarter 2005, we expanded our geographic markets offering prepaid services.

Another important element of our Action Plan is the reduction of costs to offset partially the decline in core long-distance voice and dial-up ISP revenues. Over the course of the second quarter we began to implement cost reductions and these actions continued throughout the balance of 2005. Selling, general and administrative (SG&A) expense was $84 million in the fourth quarter 2005, $9 million less than the third quarter 2005.

The fourth element of our Action Plan is to reduce interest expense through further debt reduction. In 2005, we exchanged 9,820,000 shares of our common stock for the extinguishment of $17.0 million in principal amount of the 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”), resulting in a $5.9 million loss on early extinguishment of debt, and we exchanged 5,165,175 shares of our common stock for the extinguishment of $8.6 million in principal amount of the 12 3/4% senior notes due 2009 (“October 1999 Senior Notes”), resulting in a gain on early extinguishment of debt of $4.2 million. These exchanges will reduce our annual interest expense for 2006 by $2.1 million. On February 27, 2006, we exchanged $26.5 million principal amount of our 2000 Convertible Subordinated Debentures for $26.5 million principal amount of our step up convertible subordinated debentures due 2009 (“Step Up Convertible Subordinated Debentures”) (see Note 25—“Subsequent Events”). These debt reduction actions are somewhat offset in January 2006 by our wholly owned Canadian subsidiary entering into an Amended and Restated Loan Agreement (the “Amended Agreement”) related to its existing secured non-revolving term loan facility with a Canadian financial institution. The Amended Agreement, among other things, extended the maturity date to April 2008. On February 1, 2006 the Company drew the remaining $15 million available under the loan facility. We will continue to reduce debt through regularly scheduled principal payments and may pursue opportunistic means to reduce debt, including further exchanges of our common stock for debt.

Overview of Historic Global Operations

Generally, we price our services competitively with the major carriers and service providers operating in our principal service regions. We seek to continue to generate net revenue through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, wireless, VOIP, high speed and dial-up Internet and data), including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers and through acquisitions.

Prices in the long distance industry continue to decline over the years we have been in business, and as competition continues to increase in each of the service segments and each of the product lines, we believe that prices are likely to continue to decrease. Long distance minutes of use per customer also continue to decline as more customers are using wireless phones and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice; broadband for dial-up ISP services) has resulted in revenue declines in our core long distance voice and dial-up ISP businesses. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition from the existing wireline and wireless competitors and from new entrants, such as cable companies and VOIP companies, which could continue to affect adversely our net revenue per minute.

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

Overall carrier revenue accounted for 20% of total net revenue for the year ended December 31, 2005, and 19% of total net revenue for year ended December 31, 2004. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; prepaid services versus traditional post-paid voice services; Internet, VOIP and data services versus fixed line voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Increased pressure will occur on our margin from customer set-up fees as we accelerate customer additions with our new product initiatives. For example, we pay a charge to transfer a new local customer in Canada, and charges to migrate DSL and local customers in Australia. However, migrating customers to our own networks, such as the DSL networks being constructed in Australia and Canada, enable us to increase our margin on such services as compared to resale of services using other carriers’ networks.

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

In the year ended December 31, 2005, as compared to the year ended December 31, 2004, the USD was weaker on average as compared to the CAD, AUD and GBP and stronger on average as compared to the EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the year ended December 31, 2005 and 2004 (in thousands, except percentages):

Net Revenue by Location—in USD

	2005 Net Revenue	2004 Net Revenue	Variance	Variance %
Canada	$261,511	$244,091	$17,420	7%
Australia	$344,218	$384,900	$(40,682)	(11)%
United Kingdom	$113,859	$241,271	$(127,412)	(53)%
Europe *	$224,324	$194,731	$29,593	15%

Revenue by Country—in Local Currencies

	2005 Net Revenue	2004 Net Revenue	Variance	Variance %
Canada (in CAD)	316,662	317,312	(650)	0%
Australia (in AUD)	451,298	523,063	71,765	(14)%
United Kingdom (in GBP)	61,999	131,756	(69,757)	(53)%
Europe * (in EUR)	181,029	156,824	24,205	15%

*	Europe includes only subsidiaries whose functional currency is the EUR.

Recent Operating Highlights and Other Events

In order to better understand our discussion of results of operations, financial condition and liquidity presented herein, we refer you to “Item I—Business—Operating Highlights and Accomplishments” concerning certain operating highlights and other events.

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

For voice and wholesale VOIP, net revenue is earned based on the number of minutes during a call and is recorded upon completion of a call, adjusted for allowance for doubtful accounts receivable, service credits and service adjustments. Revenue for a period is calculated from information received through our network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides us the ability to do a timely and accurate analysis of revenue earned in a period. Separate prepaid services software is used to track additional information related to prepaid service usage such as activation date, monthly usage amounts, fees and charges, and expiration date. Revenue on these prepaid services is recognized as service is provided until expiration when all unused minutes, which are no longer available to the customers, are recognized as revenue.

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

A portion of revenue, representing less than 1% of total revenue, is earned from the sale of wireless handsets and VOIP routers. We apply the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. We have concluded that EITF No. 00-21 requires us to account for the sale of wireless handsets and VOIP routers and the related cost of handset and router revenues as a separate unit of accounting when title to the handset or router passes to the customer. Revenue recognized is the portion of the activation fees allocated to the router or handset unit of accounting in the statement of operations when title to the router or handset passes to the customer. We defer the portion of the activation fees allocated to the service unit of accounting, and recognize such deferred fees on a straight-line basis over the contract life in the statement of operations.

Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments.

Allowance for doubtful accounts receivable—Determining our allowance for doubtful accounts receivable requires significant estimates. Due to the large number of customers that we serve, it is impractical to review the creditworthiness of each of our customers, although a credit review is performed for larger carrier and retail business customers. We consider a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of our customers. Systems to detect fraudulent call activity are in place within our network, but if these systems fail to identify such activity, we may realize a higher degree of uncollectible accounts. If the estimate of uncollectible revenue was 10% higher than our current estimates, net revenue would have been reduced by approximately $2.2 million, $2.0 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Cost of revenue—Cost of revenue is comprised primarily of costs incurred from other domestic and foreign telecommunications carriers to originate, transport and terminate calls. The majority of our cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the most significant expense. Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switches and calculates the variable cost of revenue with predetermined contractual rates. If the domestic or foreign telecommunications carriers have tracked and invoiced the volume of minutes at levels different than what our activity shows or have invoiced at different rates, we will dispute the charges invoiced. There is no guarantee that we will prevail in such disputes. We use significant estimates to determine the level of success in dispute resolution and consider past historical experience, basis of dispute, financial status and current relationship with vendor, and aging of prior disputes in quantifying our estimates.

Valuation of long-lived assets—We review intangible and other long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, we compare the expected future cash flows to the carrying amount of the assets. If the total of the expected future cash flows is less than the carrying amount of the assets, we are required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and carrying value of the assets. We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as estimating cash flows, remaining useful lives, discount rates and growth rates. The resulting cash flows are computed over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While we believe that our estimates are reasonable, different assumptions regarding such cash flows could materially affect the valuation of the long-lived assets. During 2005, we completed an evaluation of our expected future cash flows compared to the carrying value of our assets based on conservative estimates of our expected results of operations. If we had projected less future cash flows an impairment condition may have existed.

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

Results of Operations

The following information for the years ended December 31, 2005, 2004 and 2003 reflects all the items included in consolidated statements of operations as a percentage of net revenue:

	Year Ended December 31,
	2005	2004	2003
NET REVENUE	100.0%	100.0%	100.0%

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	66.1%	60.8%	61.1%
Selling, general and administrative	32.1%	29.2%	26.6%
Depreciation and amortization	7.4%	6.9%	6.6%
Loss on sale of assets	0.0%	0.1%	0.1%
Loss on disposal of assets	1.1%	0.0%	0.0%
Asset impairment write-down	0%	0.1%	0.2%

Total operating expenses	106.7%	97.1%	94.6%

INCOME (LOSS) FROM OPERATIONS	(6.7)%	2.9%	5.4%

INTEREST EXPENSE	(4.6)%	(3.8)%	(4.8)%
EQUITY INVESTMENT WRITE-OFF AND LOSS	(0.0)%	(0.1)%	(0.2)%
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(0.1)%	(0.8)%	1.0%
INTEREST AND OTHER INCOME	0.2%	0.9%	0.1%
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(1.5)%	0.5%	3.1%

INCOME (LOSS) BEFORE INCOME TAXES	(12.7)%	(0.4)%	4.6%
INCOME TAX EXPENSE	(0.3)%	(0.4)%	(0.4)%

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(13.0)%	(0.8)%	4.2%
EXTRAORDINARY ITEM	0.0%	0.0%	0.1%

NET INCOME (LOSS)	(13.0)%	(0.8)%	4.3%
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	0.0%	0.0%	(0.1)%

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(13.0)%	(0.8)%	4.2%

The following information reflects net revenue by product line for the years ended December 31, 2005, 2004 and 2003 (in thousands, except percentages) and is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	2005	%	2004	%	2003	%
Voice	$905,495	76%	$1,102,635	82%	$1,087,487	84%
Data/Internet	182,300	15%	174,118	13%	129,864	10%
VOIP	99,601	9%	74,119	5%	70,428	6%

Total	$1,187,396	100%	$1,350,872	100%	$1,287,779	100%

Results of operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004

Net revenue decreased $163.5 million or 12.1% to $1,187.4 million for the year ended December 31, 2005 from $1,350.9 million for the year ended December 31, 2004 for the reasons described below. Our data/Internet and VOIP revenue contributed $182.3 million and $99.6 million, respectively, for the year ended December 31, 2005, as compared to $174.1 million and $74.1 million, respectively, for the year ended December 31, 2004.

United States and Other: United States and Other net revenue decreased $40.4 million or 16.3% to $207.0 million for the year ended December 31, 2005 from $247.4 million for the year ended December 31, 2004. The decrease is primarily attributed to a decrease of $33.7 million in retail voice services (including declines in residential and small business voice services and prepaid services), a decrease of $23.1 million in carrier services and a $4.7 million decrease in Internet services which was partially offset by an increase of $20.1 million in retail VOIP and an increase of $1.1 million in wireless services.

Canada: Canada net revenue increased $17.4 million or 7.1% to $261.5 million for the year ended December 31, 2005 from $244.1 million for the year ended December 31, 2004. The increase is primarily attributed to an increase of $30.4 million in new initiatives which include local, VOIP and wireless services, an $11.2 million increase in prepaid services, and a $10.7 million increase in Internet services (mainly due to the April 2004 acquisition of Magma Communications Ltd. (“Magma”)), which was partially offset by a decrease of $34.4 million in retail voice services. The strengthening of the CAD against the USD accounted for a $17.9 million increase to revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the year ended		Year-over-Year
	December 31, 2005 Net Revenue	December 31, 2004 Net Revenue	Variance	Variance %
United States	$203,702	$244,043	$(40,341)	(17)%
Canada	$261,511	$244,091	$17,420	7%
Other	$3,324	$3,350	$(26)	(1)%

Europe: European net revenue decreased $98.8 million or 21.9% to $352.9 million for the year ended December 31, 2005 from $451.8 million for the year ended December 31, 2004. The decrease is primarily attributable to a decrease of $104.5 million in prepaid services in the UK, a $21.7 million decrease in retail voice services, a $1.9 million decrease in wireless services, and a $0.8 million decrease in Internet and other services, partially offset by an increase in prepaid services of $24.2 million in the Netherlands and $3.9 million in Sweden and an increase of $2.0 million in carrier services. The European prepaid services business declined primarily in the UK due to a UK court decision regarding the application of VAT which favored our competitors and made PRIMUS’ products uncompetitive from a pricing standpoint. As of the first half of 2005, we no longer operate a prepaid service business in the UK, but rather are a support service provider through a wholesale relationship. During the second quarter 2005 we launched prepaid services operations in new geographic markets. The restructuring of the prepaid services business in the UK also reduced the collectibility of our receivables and resulted in a $2.5 million write-down of receivables. The weakening of the European currencies against the USD accounted for a $1.4 million decrease to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the year ended December 31, 2005		For the year ended December 31, 2004		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$113,859	32%	$241,271	53%	$(127,412)	(53)%
Netherlands	102,182	29%	79,548	18%	22,634	28%
Germany	53,658	15%	47,480	11%	6,178	13%
France	19,347	6%	20,129	4%	(782)	(4)%
Other	63,895	18%	63,322	14%	573	1%

Europe Total	$352,941	100%	$451,750	100%	$(98,809)	(22)%

Asia-Pacific: Asia-Pacific net revenue decreased $41.7 million or 10.2% to $365.9 million for the year ended December 31, 2005 from $407.6 million for the year ended December 31, 2004. The decrease is primarily attributable to a $32.8 million decrease in residential voice services, a $32.3 million decrease in dial-up Internet services, an $8.3 million decrease in business voice services, and a $3.5 million decrease in prepaid services, partially offset by a $32.0 million increase in Australia DSL services, and a $3.3 million increase in carrier services. The strengthening of the AUD against the USD accounted for a $14.0 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the year ended December 31, 2005		For the year ended December 31, 2004		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$344,218	94%	$384,900	94%	$(40,682)	(11)%
Japan	10,890	3%	11,439	3%	(549)	(5)%
Other	10,810	3%	11,299	3%	(489)	(4)%

Asia-Pacific Total	$365,918	100%	$407,638	100%	$(41,720)	(10)%

Cost of revenue decreased $36.6 million to $784.8 million, or 66.1% of net revenue, for the year ended December 31, 2005 from $821.5 million, or 60.8% of net revenue, for the year ended December 31, 2004. We continue to experience a shift from higher margin core long distance voice and dial-up Internet revenues to new product sets that include bundled services and lower margin prepaid and resold services. We are also experiencing significant pressure on our margins with the increased customer and service migration fees in Canada and Australia.

United States and Other: United States and Other cost of revenue decreased $25.8 million primarily due to a decrease of $22.6 million in carrier services, a decrease of $12.0 million in retail voice services, a decrease of $3.1 million for prepaid services and a decrease of $2.6 million for Internet services. The decreases were partially offset by an increase of $13.1 million in VOIP services, and an increase of $1.4 million in wireless services, as these businesses expand further.

Canada: Canada cost of revenue increased $20.9 million primarily due to an increase of $25.3 million in new initiatives, which include local, VOIP and wireless services and customer migration fees, $5.7 million in prepaid services and $3.9 million in Internet services. The increases were partially offset by a decrease in retail voice services of $13.5 million. The strengthening of the CAD against the USD accounted for a $7.4 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Europe: European cost of revenue decreased by $26.6 million. The decrease is primarily attributable to a $26.9 million decrease in prepaid services including a decrease of $62.9 million in the UK, offset by increases of $32.0 million in the Netherlands and $4.0 million in Sweden. Retail voice decreased $5.3 million primarily in Austria and the UK. These decreases were offset by increases of $3.4 million in carrier services primarily due to a $7.2 million increase in Germany, a $5.6 million increase in Italy, a $1.4 million increase in Spain, and an increase of $0.7 million in France, offset by a $10.1 million decrease in the UK. The weakening of the European currencies against the USD accounted for a $1.5 million decrease to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Asia-Pacific: Asia-Pacific cost of revenue decreased $5.2 million primarily due to a decrease of $11.6 million in residential voice services, a decrease of $9.6 million of Internet services, a decrease of $4.3 million in business services, and a decrease of $2.3 million in prepaid services. These decreases were partially offset by an increase of $19.1 million for DSL services including customer migration fees, and an increase of $2.8 million for carrier services. Strengthening of the AUD against the USD accounted for an $8.1 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Selling, general and administrative expenses decreased $12.6 million to $381.4 million, or 32.1% of net revenue, for the year ended December 31, 2005 from $394.0 million, or 29.2% of net revenue, for the year ended December 31, 2004. The decrease in selling, general and administrative expenses is attributable to a decrease of $21.8 million in sales and marketing expenses primarily for agent commissions, a decrease of $5.6 million in advertising expenses for new initiatives and a decrease of $2.3 million for general and administrative expenses. These decreases were partially offset by an increase of $9.2 million in salaries and benefits which reflects $3.5 million of severance expense and additional spending for VOIP, local, broadband and wireless initiatives, a $6.3 million increase in professional fees which includes efforts related to Sarbanes-Oxley compliance and consulting support of the LINGO and wireless businesses, and an increase of $1.6 million in occupancy.

United States and Other: United States and Other selling, general and administrative expenses decreased $0.9 million to $96.5 million for the year ended December 31, 2005 from $97.4 million for the year ended December 31, 2004. The decrease is attributable to a decrease of $3.2 million in salaries and benefits expense due to cost cutting/staff reduction efforts which is net of $1.4 million of related severance expenses, a decrease of $1.2 million in sales and marketing expense primarily for agent commissions, and a decrease of $0.8 million in advertising expenses. These decreases were partially offset by an increase of $3.8 million in professional fees which includes efforts related to Sarbanes-Oxley compliance and consulting support of the LINGO and wireless businesses, and an increase of $0.8 million in occupancy.

Canada: Canada selling, general and administrative expense increased $7.2 million to $97.6 million for the year ended December 31, 2005 from $90.4 million for the year ended December 31, 2004. The increase is attributable to an increase of $8.9 million in salaries and benefits expense which reflects $0.8 million of severance expense and additional spending for new initiatives, and an increase of $1.4 million in professional fees. These increases were partially offset by a decrease of $3.3 million in advertising expenses.

Europe: Europe selling, general and administrative expense decreased $16.1 million to $89.9 million for the year ended December 31, 2005 from $106.0 million for the year ended December 31, 2004. The decrease is attributable to a decrease of $20.1 million in sales and marketing expense primarily for agent commissions related to prepaid services. This decrease was partially offset by an increase of $1.5 million in professional fees, an increase of $1.2 million in general and administrative expenses and an increase of $1.2 million in salaries and benefits expense which reflects $0.4 million of severance expense.

Asia-Pacific: Asia-Pacific selling, general and administrative expense decreased $2.9 million to $97.4 million for the year ended December 31, 2005 from $100.3 for the year ended December 31, 2004. The decrease is attributable to a decrease of $2.9 million in general and administrative expenses, and a decrease of $1.7 million in advertising expenses. These decreases were partially offset by an increase of $2.3 million in salaries and benefits expense which reflects $0.9 million of severance expense.

Depreciation and amortization expense decreased $5.0 million to $87.7 million for the year ended December 31, 2005 from $92.7 million for the year ended December 31, 2004. The decrease consisted of a decrease in amortization expense of $3.5 million and a decrease in depreciation expense of $1.5 million as assets become fully depreciated.

Loss on sale of assets was $1.9 million for the year ended December 31, 2004. The loss was primarily the result of a sale of network equipment which was decommissioned when it was replaced by newer technology during the three months ended June 30, 2004.

Loss on disposal of assets was $13.4 million for the year ended December 31, 2005. We recognized a charge associated with the disposal of specific long-lived assets which were taken out of service. The charge included $8.5 million in the United Kingdom, $3.1 million in the United States, $1.3 million in Germany and $0.1 million in Spain and was comprised of network fiber, peripheral switch equipment, software development costs and other network equipment. The charge also included $0.4 million of wireless handset development costs in the United Kingdom determined to be obsolete.

Asset impairment write-down was $1.6 million for the year ended December 31, 2004. The $1.6 million impairment consisted of specific long-lived asset write-offs which included $0.6 million of networking equipment and $0.9 million of leasehold improvements on a vacated property in the United States.

Interest expense increased $2.9 million to $53.4 million for the year ended December 31, 2005 from $50.5 million for the year ended December 31, 2004. The increase is the result of $8.8 million in interest from our February 2005 senior secured term loan facility, offset by $5.9 million in interest saved from the reduction of senior debt and other refinancing arrangements.

Gain (loss) on early extinguishment of debt was ($1.7) million for the year ended December 31, 2005. The ($1.7) million loss resulted from the exchange of our common stock for the extinguishment of $17.0 million in principal amount of the 2000 Convertible Subordinated Debentures and $8.6 million in principal amount of the October 1999 Senior Notes including the write-off of deferred financing costs. The ($11.0) million loss in the year ended December 31, 2004 consisted of $10.0 million in premium payments related to our purchase of $194.5 million in principal amount of senior notes and a $3.1 million write-off of deferred financing costs; a $1.0 million gain related to our purchase of $4.0 million in principal amount of our convertible subordinated debentures, prior to maturity; and a $1.1 million gain on the settlement of a $6.1 million outstanding payment obligation from the acquisition of Cable & Wireless’ United States-based retail switched voice services customer bases.

Interest and other income decreased $9.0 million to $2.6 million for the year ended December 31, 2005, from $11.6 million for the year ended December 31, 2004. The decrease is primarily due to the release of a provision for a tax assessment in the year ended December 31, 2004, including interest and penalties, related to a business acquisition in March 1999. In August 2004, we were released from the tax assessment in its entirety and recorded a $9.2 million gain.

Foreign currency transaction gain (loss) was a loss of ($17.7) million for the year ended December 31, 2005 as compared to a gain of $6.6 million for the year ended December 31, 2004. The loss is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense decreased to $4.0 million for the year ended December 31, 2005 from $5.9 million for the year ended December 31, 2004. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiary by our Canadian and Australian subsidiaries, and the decrease is due to lower interest and fees.

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

This decrease was partially offset by an increase in prepaid services of $16.0 million in Canada, an increase of $14.1 million in Internet services in Canada (primarily due to the April 2004 acquisition of Magma), an increase of $5.4 million in carrier services in the United States and a $4.8 million increase related to retail VOIP in the United States and Canada in the year ended December 31, 2004 compared to the year ended December 31, 2003. The strengthening of the CAD against the USD accounted for a $17.4 million increase to revenue, which is included in the services explanation above and which reflects changes in exchange rates for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the year ended		Year-over-Year
	December 31, 2004 Net Revenue	December 31, 2003 Net Revenue	Variance	Variance %
United States	$244,043	$287,360	$(43,317)	(15)%
Canada	$244,091	$214,848	$29,243	14%
Other	$3,350	$3,896	$(546)	(14)%

Europe: European net revenue increased $26.6 million or 6.3% to $451.8 million for the year ended December 31, 2004 from $425.2 million for the year ended December 31, 2003. There was an increase of $36.2 million in prepaid services, along with an increase of $6.3 million in wireless handsets and services, offset by a decrease in retail voice services of $12.6 million and a decrease in carrier services of $3.9 million. A shift of revenues occurred as part of the prepaid services business was moved out of the Netherlands’ operation to the United Kingdom’s operation. The strengthening of the European currencies against the USD accounted for a $42.3 million increase to revenue, which is included in the services explanation above and which reflects changes in exchange rates for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the year ended December 31, 2004		For the year ended December 31, 2003		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$241,271	53%	$156,941	37%	$84,330	54%
Netherlands	79,548	18%	137,216	32%	(57,668)	(42)%
Germany	47,480	11%	53,629	13%	(6,149)	(11)%
France	20,129	4%	19,106	4%	1,023	5%
Other	63,322	14%	58,278	14%	5,044	9%

Europe Total	$451,750	100%	$425,170	100%	$26,580	6%

Asia-Pacific: Asia-Pacific net revenue increased $51.1 million or 14.3% to $407.6 million for the year ended December 31, 2004 from $356.5 million for the year ended December 31, 2003. The increase is attributable to an increase of $48.2 million from our Australian operation, which was comprised of an increase in residential voice services of $13.1 million, business voice services of $3.4 million and Internet services of $29.6 million, including the acquisition of Australian-based AOL/7 Pty Ltd (AOL/7) which contributed $18.7 million. The strengthening of the AUD against the USD accounted for a $45.7 million increase to revenue, which is included in the services explanation above and which reflects changes in exchange rates for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The following table reflects net revenue for each major country in Asia Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the year ended December 31, 2004		For the year ended December 31, 2003		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$384,900	94%	$336,720	94%	$48,180	14%
Japan	11,439	3%	11,257	3%	182	2%
Other	11,299	3%	8,528	3%	2,771	33%

Asia-Pacific Total	$407,638	100%	$356,505	100%	$51,133	14%

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

North America: North American cost of revenue decreased $10.6 million primarily due to the decline in costs of $26.8 million and $5.3 million related to the revenue decrease in retail voice and Internet services in the United States, partially offset by an increase of $4.5 million associated with the increase in carrier services in the United States, an increase of $11.0 million in prepaid services in Canada, a $4.9 million increase in Internet services in Canada with the acquisition of Magma and a $3.9 million increase in VOIP services in the United States and Canada. The strengthening of the CAD against the USD accounted for a $6.3 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in exchange rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Europe: European cost of revenue increased $15.5 million primarily due to an increase in prepaid services of $22.6 million and an increase of $5.5 million for wireless handsets and services partially offset by a decrease of $12.5 million in retail voice services. The strengthening of the European currencies against the USD accounted for a $31.7 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in exchange rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Asia-Pacific: Asia-Pacific cost of revenue increased $30.3 million attributable to a $29.3 million increase in Australia, mostly in the residential and business voice traffic, along with the increase in Internet services costs from AOL/7, since the February 2004 acquisition. The strengthening of the AUD against the USD accounted for a $25.6 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in exchange rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

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

Interest and other income increased $10.5 million to $11.6 million for the year ended December 31, 2004, from $1.1 million for the year ended December 31, 2003. The increase is primarily due to the release of a provision for a tax assessment, including interest and penalties, related to a business acquisition in March 1999. In August 2004, we were released from the tax assessment in its entirety and recorded a $9.2 million gain.

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

Liquidity and Capital Resources

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and capacity, DSL network build-out, development of back-office systems, interest and principal payments on outstanding debt and other obligations, and acquisitions. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, vendor financing, capital lease financing and other financing arrangements.

Net cash used in operating activities was $50.7 million for year ended December 31, 2005 as compared to net cash provided by operating activities of $73.4 million for the year ended December 31, 2004. For the year ended December 31, 2005, operations used $19.0 million of cash. In addition, we used $46.1 million to reduce our accounts payable and accrued interconnection costs, $7.4 million to reduce our accrued expenses, accrued interest, accrued income tax and other liabilities and $1.6 million to increase other assets. During year ended December 31, 2005 cash was increased by reductions in accounts receivable of $19.3 million and a decrease in prepaid expenses and other current assets of $4.1 million as prepaid balances, inventories and non-trade receivables were reduced. For the year ended December 31, 2004, operations generated $106.4 million of cash, $27.1 million of which was used to reduce our accounts payable, accrued interconnection costs, accrued expenses, accrued income taxes and other liabilities. Additional payments were made primarily for inventory of the wireless handsets and prepaid expenses of $5.6 million.

Net cash used by investing activities was $44.3 million for the year ended December 31, 2005 compared to $75.6 million for the year ended December 31, 2004. Net cash used by investing activities during the year ended December 31, 2005 included $49.8 million of capital expenditures primarily for additions to our global network, especially the Australian DSL network, and back office support systems, offset by a $5.8 million decrease in restricted cash. Net cash used in investing activities during the year ended December 31, 2004 included $41.8 million of capital expenditures primarily for our global network asset additions for product development and back-office support systems, along with cash used for business acquisitions in the amount of $29.6 million—mostly for AOL/7 in Australia, and Magma and Onramp in Canada. Also in 2004, an additional $4.2 million of cash was restricted for operating purposes.

Net cash provided by financing activities was $89.7 million for the year ended December 31, 2005 as compared to net cash used in financing activities of $6.4 million for the year ended December 31, 2004. During the year ended December 31, 2005, net cash provided by financing activities consisted of $97.0 million from the issuance of our $100 million senior secured term loan facility, net of $3.0 million in financing costs, and $12.8 million issued through the loan agreement with a Canadian financial institution, partially offset by $20.3 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the year ended December 31, 2004, cash provided by financing activities consisted of $233.0 million in net proceeds from the issuance of our 8% senior notes due 2014 (“2004 Senior Notes”) and $2.2 million in other financing, offset by $207.5 million used for the purchase or redemption of certain of our debt securities and $35.6 million of principal payments on capital leases, vendor financing and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

As of December 31, 2005, we had $43.0 million of cash and cash equivalents; in February 2006, we drew the remaining $15 million available under the Canadian loan facility, and in March 2006, we sold $5.0 million of equity (see Note 25—“Subsequent Events”). We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, the repayment of the 2000 Convertible Subordinated Debentures and other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for the next twelve months, if we timely realize sufficient benefit from the actions detailed below.

As of December 31, 2005, we had $50.1 million of our 2000 Convertible Subordinated Debentures outstanding. So far in 2006, we have exchanged $26.5 million of our 2000 Convertible Subordinated Debentures which were due in February 2007 for Step Up Convertible Subordinated Debentures due in August 2009. Although we may conclude similar transactions for the remaining $23.6 million, there can be no assurance that such transactions will be completed. If no further transactions are completed, the remaining $23.6 million will be due on February 15, 2007. Our ability to repay the maturing $23.6 million of 2000 Convertible Subordinated Debentures on February 15, 2007, along with the ability to meet the cash needs for our operations, will be dependent on our timely ability to realize sufficient benefit from the following actions: improved operating performance, continued cost reduction efforts, moderation of capital expenditures, potential debt financing alternatives, potential future sales of equity, certain opportunistic asset sales, and interest expense savings from balance sheet deleveraging. Our financial statements have been prepared assuming that we will continue as a going concern. Our ability to realize sufficient benefit from the actions described above raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included in their report concerning our consolidated financial statements for 2005 an explanatory paragraph that our recurring losses from operations, the maturity of $23.6 million of the 2000 Convertible Subordinated Debentures due February 2007, negative working capital, and stockholders’ deficit raise substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2005, we have $8.8 million in future minimum purchase obligations, $50.7 million in future operating lease payments and $635.2 million of indebtedness. Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (2)	Senior Notes	Senior Convertible Notes	Other Long-Term Obligations (1)	Convertible Subordinated Debentures (1)	Purchase Obligations	Operating Leases	Total
2006	$16,326	$11,550	$28,243	$4,950	$1,308	$2,882	$8,830	$14,921	$89,010
2007	6,683	11,443	28,243	4,950	16,121	51,560	—	12,212	131,212
2008	3,261	11,337	28,243	4,950	163	—	—	8,644	56,598
2009	1,548	11,230	102,303	4,950	32	—	—	6,274	126,337
2010	3,095	11,123	18,800	136,950	32	—	—	4,176	174,176
Thereafter	—	94,250	300,800	—	135	—	—	4,502	399,687

Total Minimum Principal & Interest Payments	30,913	150,933	506,632	156,750	17,791	54,442	8,830	50,729	977,020
Less: Amount Representing Interest	(3,584)	(51,683)	(197,572)	(24,750)	(337)	(4,323)	—	—	(282,249)

	$27,329	$99,250	$309,060	$132,000	$17,454	$50,119	$8,830	$50,729	$694,771

(1)	Does not include impact of 2006 debt conversion or debt exchange or the additional borrowing and maturity date extension on our Canadian term loan facility (see Note 25—“Subsequent Events”).
(2)	For the purpose of preparation of this table, we have assumed the interest rate of the $100 million Senior Secured Term Loan Facility to be 10.7%.

In February 2006, we exchanged $26.5 million principal amount of our 2000 Convertible Subordinated Debentures due February 2007 for $26.5 million principal amount of our Step Up Convertible Subordinated Debentures due August 2009.

In January 2006, our wholly owned Canadian subsidiary entered into an Amended and Restated Loan Agreement (the “Amended Agreement”) related to its existing secured non-revolving term loan facility with a Canadian financial institution. The Amended Agreement, among other things, extended the maturity date to April 2008. On February 1, 2006 we drew the remaining $15 million available under the loan facility.

In January 2006, we exchanged 1,825,000 shares of our common stock for the extinguishment of $2.5 million principal amount of the October 1999 Senior Notes.

We have contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $8.8 million remaining in 2006.

The indentures governing the senior notes, convertible senior notes, convertible subordinated debentures, and the senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by our subsidiaries. We were in compliance with the above covenants at December 31, 2005.

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

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle to require retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 will be effective for a change in accounting principle in fiscal years beginning after December 15, 2005, with earlier application permitted. We believe the adoption of SFAS No. 154 will not have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We believe the adoption of FIN No. 47 will not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which revised SFAS No. 123. This statement supercedes Accounting Principles Board (“APB”) Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the beginning of the fiscal year beginning after June 15, 2005. We will adopt the statement on January 1, 2006, using the Modified Prospective Method. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma income (loss) and income (loss) per common share in the stock-based compensation accounting policy included in this Note to the consolidated financial statements. We have $0.7 million stock based compensation expense to be recognized over the next 3 years related to options outstanding at December 31, 2005.

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K and elsewhere constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	expectations of future growth, creation of shareholder value, revenue, foreign revenue contributions and net income, as well as income from operations, margins, earnings per share, cash flow and cash sufficiency levels, working capital, network development, customer migration and related costs, spending on and success with new product initiatives, including the development of broadband Internet, VOIP, wireless and local services, traffic development, capital expenditures, selling, general and administrative expenses, income tax expense, goodwill impairment charges, service introductions and cash requirements;

•	increased competitive pressures, declining usage patterns, and our new product initiatives, bundled service offerings and DSL network build-out;

•	financing, refinancing, de-levering and/or debt repurchase, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecasts;

•	assumptions regarding currency exchange rates;

•	timing, extent and effectiveness of cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, product plans, performance and results;

•	the impact of matters described under “Business—Legal Proceedings”; and

•	management’s assessment of market factors and competitive developments.

Factors and risks that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include those set forth in “Item 1A—Risk Factors” as well as, without limitation:

•	changes in business conditions causing changes in the business direction and strategy by management;

•	accelerated competitive pricing and bundling pressures in the markets in which we operate;

•	risks, delays and costs in seeking to reestablish our prepaid services business managed from Europe in pre-existing and new markets;

•	accelerated decrease in minutes of use on wireline phones;

•	fluctuations in the exchange rates of currencies, particularly of the USD relative to foreign currencies of the countries where we conduct our foreign operations;

•	adverse interest rate developments affecting our variable interest rate debt;

•	difficulty in maintaining or increasing customer revenues and margins through our new product initiatives and bundled service offerings, and difficulties, costs and delays in constructing and operating a proposed DSL networks in Australia and Canada, and migrating broadband and local customers to such networks;

•	inadequate financial resources to promote and to market the new product initiatives;

•	fluctuations in prevailing trade credit terms or revenues due to the adverse impact of, among other things, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers;

•	the possible inability to raise additional capital when needed, on attractive terms, or at all;

•	the inability to reduce, repurchase, exchange, tender for or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;

•	further changes in the telecommunications or Internet industry, including rapid technological changes, regulatory changes in our principal markets and the nature and degree of competitive pressure that we may face;

•	adverse tax or regulatory rulings from applicable authorities;

•	broadband, DSL, Internet, wireless, VOIP and telecommunications competition;

•	changes in financial, capital market and economic conditions;

•	changes in service offerings or business strategies, including the need to modify business models if performance is below expectations;

•	difficulty in retaining existing long distance wireline and dial-up ISP customers;

•	difficulty in migrating or retaining customers associated with acquisitions of customer bases, or integrating other assets;

•	difficulty in selling new services in the marketplace;

•	difficulty in providing broadband, DSL, local, VOIP or wireless services;

•	changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate;

•	restrictions on our ability to follow certain strategies or complete certain transactions as a result of our inexperience with new product initiatives, or limitations imposed by our capital structure or debt covenants;

•	risks associated with our limited DSL, Internet, VOIP, Web hosting and wireless experience and expertise, including cost effectively utilizing new marketing channels such as interactive marketing utilizing the Internet;

•	entry into developing markets;

•	aggregate margin contribution from the new initiatives are not sufficient in amount or timing to offset the margin decline in our long distance voice and dial-up ISP businesses;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel, and to change in size;

•	risks associated with international operations;

•	dependence on effective information systems;

•	dependence on third parties for access to their networks to enable us to expand and manage our global network and operations and to offer broadband, DSL, local, VOIP and wireless services, including dependence upon the cooperation of incumbent carriers relating to the migration of customers;

•	dependence on the implementation and performance of our global standard asynchronous transfer mode and Internet-based protocol (ATM+IP) communications network;

•	adverse regulatory rulings or actions affecting our operations, including the imposition of obligations upon VOIP providers to provide enhanced 911 (E911) services and restricting access to broadband networks owned and operated by others;

•	the potential elimination or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to significant issuances of equity securities, changes in ownership or other circumstances, which carryforwards would otherwise be available to reduce future taxable income; and

•	the outbreak or escalation of hostilities or terrorist acts and adverse geopolitical developments.

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

In the year ended December 31, 2005, the USD weakened compared to the CAD, AUD and GBP and strengthened compared to the EUR. As a result, our revenue of the subsidiaries whose local currency is CAD, AUD, GBP and EUR increased (decreased) 0%, (14)%, (53)% and 15% in local currency compared to the year ended December 31, 2004, but increased (decreased) 7%, (11)%, (53)% and 15% in USD, respectively.

Interest rates—The majority of our long-term debt obligations are at fixed interest rates at December 31, 2005. In February 2005, we obtained a senior secured loan facility, which has a variable interest rate feature. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of December 31, 2005 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at December 31, 2005. In the case of the convertible senior notes and convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features and does not include the impact of the debt exchange of $26 million of the 2000 Convertible Subordinated Debentures for the new Step Up Convertible Subordinated Debentures (see Note 25—“Subsequent Events”).

	Year of Maturity
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Fixed Rate	$15,625	$72,069	$2,917	$75,306	$134,921	$235,124	$535,962	$295,869
Average Interest Rate	8%	5%	8%	13%	4%	8%	7%
Variable Rate	$1,000	$1,000	$1,000	$1,000	$1,000	$94,250	$99,250	$99,250
Average Interest Rate	10%	10%	10%	10%	10%	10%	10%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Evaluation of Internal Control Over Financial Reporting.

Management’s report on internal control over financial reporting as of December 31, 2005 appears on page F-2 and is incorporated herein by reference. The report of Deloitte & Touche LLP on management’s assessment and the effectiveness of internal control over financial reporting are set forth in Part IV, Item 15 of this annual report.

Changes in Internal Control.

There have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls over financial reporting, that occurred during the quarter ended December 31, 2005, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as indicated below. A U.S. subsidiary billing system was successfully migrated from Westlake, Ohio to Plano, Texas. This change is considered an improvement to the internal controls over financial reporting and an operating efficiency.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Certain of the information required by Part III will be provided in our definitive proxy statement for our 2006 annual meeting of stockholders (involving the election of directors and possibly other matters), which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2006 (“2006 Proxy Statement”), and is incorporated herein by this reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors is set forth under the caption entitled “Election of Directors” in our 2006 Proxy Statement and is incorporated herein by reference. Information relating to our executive officers is set forth in our 2006 Proxy Statement under the caption “Executive Officers, Directors and Key Employees” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officer, directors and 10% stockholders are required under Securities Exchange Act of 1934 to file with the Securities and Exchange Commission reports of ownership and changes in ownership in their holdings in our stock. Based solely on an examination of these reports, all such reports have been timely filed.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding compensation of our officers and directors is set forth under the caption entitled “Executive Compensation” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of certain of our securities is set forth under the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with us is set forth under the caption entitled “Certain Relationships and Related Transactions” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (in thousands):

	2005	2004
Audit fees (a)	$5,420.4	$3,610.0
Audit-related fees (b)	—	67.1
Tax fees (c)	593.2	1,579.1
All other fees (d)	61.9	29.8

Total	$6,075.5	$5,286.0

(a)	Fees for audit services include audit of annual financial statements, attestation of management’s assessment of internal control, as required by the Sarbanes-Oxley Act of 2002, Section 404, reviews of quarterly financial statements, statutory and regulatory audits, comfort letters, consents and other matters related to SEC filings.

(b)	Fees for audit-related services include acquisition due diligence.

(c)	Fees for tax services include corporate tax compliance and tax planning and advice for subsidiaries in the United States, Canada, Australia, the United Kingdom, Japan and Germany.

(d)	Fees for other services include fees billed for permitted non-audit services.

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

Pre-Approval Policy

The services performed by the independent registered public accounting firm in 2005 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 4, 2004 meeting, as amended at its February 9, 2005 meeting. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform.

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

b)	Exhibit listing

Exhibit Number	Description
3.1	First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the “S-8 Registration Statement”).

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).

3.3	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the “IPO Registration Statement”).

3.4	Registration Rights Agreement dated December 31, 2002, concerning the rights of the former holders of the Company’s Series C Convertible Preferred Stock (the “2002 Registration Rights Agreement”); Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 2, 2003.

3.5	Amendment No. 1 to the 2002 Registration Rights Agreement; Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3, No. 333-110234 (the “Resale S-3”).

4.1	Specimen Certificate of Primus Common Stock; Incorporated by reference to Exhibit 4.1 of the IPO Registration Statement.

4.2	Form of Indenture of Primus, between Primus and Wachovia, N.A. including therein the form of the notes; Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4, No. 333-114981; filed with the SEC on April 29, 2004.

4.3	Intentionally left blank.

4.4	Intentionally left blank.

4.5	Contractual/Governance Agreement dated November 4, 2003, the Company and certain stockholders; Incorporated by reference to Exhibit 99.1 of the Resale S-3.

4.6	Indenture, dated February 27, 2006, between the Company and U.S. Bank National Association, as Trustee, concerning the Step Up Convertible Subordinated Debentures due 2009, including therein the form of the debentures; Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K file on March 2, 2006.

4.7	Intentionally left blank.

4.8	Rights Agreement, dated as of December 23, 1998, between Primus and StockTrans, Inc., including the Form of Rights Certificate (Exhibit A), the Certificate of Designation (Exhibit B) and the Form of Summary of Rights (Exhibit C); Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, No. 0-29092 filed with the Commission on December 30, 1998.

Exhibit Number	Description
4.9	Amendments to Rights Agreement, dated as of December 30, 2002 and May 2, 2003, between Primus and StockTrans, Inc.; Incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and Exhibit 4(a) of the Company’s Current Report on Form 8-K dated May 2, 2003, respectively.

4.10	Form of legend on certificates representing shares of Common Stock regarding Series B Junior Participating Preferred Stock Purchase Rights; Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, No. 0-29092 filed with the Commission on December 30, 1998.

4.11	Intentionally left blank.

4.12	Intentionally left blank.

4.13	Intentionally left blank.

4.14	Indenture, dated October 15, 1999, between the Company and First Union National Bank including therein the form of the notes; Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, No. 333-90179, filed with the SEC on November 2, 1999.

4.15	Intentionally left blank.

4.16	Indenture, dated February 24, 2000, between the Company and First Union National Bank; Incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

4.17	Specimen 5 3/4% convertible subordinated debenture due 2007; Incorporated by reference to Exhibit A to Exhibit 4.16 to the 2000 10-K.

4.18	Intentionally left blank.

4.19	Intentionally left blank.

4.20	Indenture dated as of September 15, 2003 between the Company and Wachovia Bank, National Association, concerning the Company’s 3 3/4% convertible notes, including therein the forms of the notes; Incorporated by reference to Exhibit 4.1 of Post-Effective Amendment No. 1 (No. 333-109902) to the Company’s Registration Statement on Form S-3.

4.21	Registration Rights Agreement dated as of September 15, 2003 between the Company, Lehman Brothers Inc. and Harris Nesbitt Corp; Incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No.1 (No. 333-109902) to the Company’s Registration Statement on Form S-3.

4.22	Form of Senior Debt Indenture under Universal Shelf Registration Statement on Form S-3 (No. 333-110241) (the “Universal S-3”); Incorporated by reference to Exhibit 4.3 of the Universal S-3.

4.23	Form of Subordinated Debt Indenture under Universal S-3; Incorporated by reference to Exhibit 4.4 of the Universal S-3.

10.1	Second amended and restated Loan agreement, dated as of January 31, 2006 between the Manufactures Life Insurance Company and Primus Telecommunications Canada Inc. and 3082833 Nova Scotia Company; Incorporated by reference to the Company’s current report on Form 8-K dated February 3, 2006.

10.2	Term Loan Agreement, dated as of February 18, 2005; Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 25, 2005.

10.3	Guarantee and Collateral Agreement, dated as of February 18, 2005; Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated February 25, 2005.

10.4	Employment Agreement, dated June 1, 1994, between Primus and K. Paul Singh; Incorporated by reference to Exhibit 10.5 of the IPO Registration Statement.**

Exhibit Number	Description
10.5	Primus Equity Incentive Plan, as amended (formerly known as Primus Stock Option Plan); Incorporated by reference to Exhibit 10.5 of the 2004 10-K.**

10.6	Primus Director Compensation Plan; Incorporated by reference to Exhibit 10.6 of the 2004 10-K.**

10.7	Form of Subscription Agreement, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-110241), as supplemented by the Prospectus Supplement dated March 13, 2006; Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 15, 2006.

10.8	Intentionally left blank.

10.9	Intentionally left blank.

10.10	Intentionally left blank.

10.11	Intentionally left blank.

10.12	Primus Employee Stock Purchase Plan; Incorporated by reference to Exhibit 10.15 of the 1997 Senior Note Registration Statement.**

10.13	Primus 401(k) Plan as amended; Incorporated by reference to Exhibit 4.4 of the Primus Registration Statement on Form S-8 (No. 333-35005) and as amended on Post Effective Amendment No. 1 to Form S-8 filed with the SEC on March 26, 2003.

10.14	Intentionally left blank.

10.15	Intentionally left blank.

10.16	Intentionally left blank.

10.17	Intentionally left blank.

10.18	The Company’s 1998 Restricted Stock Plan; Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, No. 333-86839, filed with the Commission on September 17, 1999.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31	Certifications.*

32	Certification.***

*	Filed herewith.
**	Compensatory benefit plan.
***	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

By:	/s/ K. PAUL SINGH
K. Paul Singh Chairman of the Board, President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Paul Singh, Thomas R. Kloster and Tracy B. Lawson, and each of them, his and her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and her and in his and her name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 2005, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his and her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ K. PAUL SINGH K. Paul Singh	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2006

/s/ JOHN F. DEPODESTA John F. DePodesta	Executive Vice President, Chief Legal Officer, Chief Corporate Development Officer, Secretary and Director	March 16, 2006

/s/ THOMAS R. KLOSTER Thomas R. Kloster	Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/s/ TRACY B. LAWSON Tracy B. Lawson	Vice President—Corporate Controller (Principal Accounting Officer)	March 16, 2006

/s/ DAVID E. HERSHBERG David E. Hershberg	Director	March 16, 2006

/s/ DOUGLAS M. KARP Douglas M. Karp	Director	March 16, 2006

/s/ PRADMAN KAUL Pradman Kaul	Director	March 16, 2006

/s/ PAUL G. PIZZANI Paul G. Pizzani	Director	March 16, 2006

/s/ JOHN PUENTE John Puente	Director	March 16, 2006

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that Primus maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-4.

/S/ K. PAUL SINGH	March 15, 2006
K. Paul Singh Chairman, President and Chief Executive Officer and Director

/S/ THOMAS R. KLOSTER	March 15, 2006
Thomas R. Kloster Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated and subsidiaries

McLean, Virginia

We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primus Telecommunications Group, Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, the maturity of $23.6 million of the 5  3/4% convertible subordinated debentures due February 2007, negative working capital, and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

McLean, Virginia

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated and subsidiaries

McLean, Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Primus Telecommunications Group, Incorporated and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and includes a matter of emphasis paragraph concerning the Company’s ability to continue as a going concern.

DELOITTE & TOUCHE LLP

McLean, Virginia

March 15, 2006

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2005	2004	2003
NET REVENUE	$1,187,396	$1,350,872	$1,287,779

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	784,826	821,455	786,308
Selling, general and administrative	381,382	394,050	342,350
Depreciation and amortization	87,729	92,744	86,015
Loss on sale of assets	24	1,941	804
Loss on disposal of assets	13,356	—	—
Asset impairment write-down	—	1,624	2,668

Total operating expenses	1,267,317	1,311,814	1,218,145

INCOME (LOSS) FROM OPERATIONS	(79,921)	39,058	69,634
INTEREST EXPENSE	(53,440)	(50,526)	(60,733)
EQUITY INVESTMENT WRITE-OFF AND LOSS	(249)	(412)	(2,678)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(1,693)	(10,982)	12,945
INTEREST AND OTHER INCOME	2,606	11,619	1,075
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(17,686)	6,561	39,394

INCOME (LOSS) BEFORE INCOME TAXES	(150,383)	(4,682)	59,637
INCOME TAX EXPENSE	(3,997)	(5,899)	(5,769)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(154,380)	(10,581)	53,868
EXTRAORDINARY ITEM	—	—	887

NET INCOME (LOSS)	(154,380)	(10,581)	54,755
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	—	—	(1,678)

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(154,380)	$(10,581)	$53,077

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item	$(1.62)	$(0.12)	$0.76
Extraordinary item	—	—	0.01

Income (loss)	$(1.62)	$(0.12)	$0.77

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item	$(1.62)	$(0.12)	$0.56
Extraordinary item	—	—	0.01

Income (loss)	$(1.62)	$(0.12)	$0.57

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	95,384	89,537	68,936

Diluted	95,384	89,537	97,998

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(thousands, except share amounts)

	December 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,999	$49,668
Accounts receivable (net of allowance for doubtful accounts receivable of $16,788 and $20,032)	141,909	190,208
Prepaid expenses and other current assets	31,905	37,465

Total current assets	216,813	277,341

RESTRICTED CASH	10,619	16,963
PROPERTY AND EQUIPMENT—Net	285,881	326,646
GOODWILL	85,745	83,346
OTHER INTANGIBLE ASSETS—Net	11,392	27,200
OTHER ASSETS	30,639	27,104

TOTAL ASSETS	$641,089	$758,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$83,941	$125,002
Accrued interconnection costs	64,333	80,048
Deferred revenue	30,037	35,219
Accrued expenses and other current liabilities	31,400	32,982
Accrued income taxes	16,339	19,506
Accrued interest	13,268	13,808
Current portion of long-term obligations	16,092	17,122

Total current liabilities	255,410	323,687

LONG-TERM OBLIGATIONS	619,120	542,230
OTHER LIABILITIES	2,893	1,439

Total liabilities	877,423	867,356

COMMITMENTS AND CONTINGENCIES (See Note 10.)

STOCKHOLDERS’ DEFICIT:
Preferred stock: Not Designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—150,000,000 shares authorized; 105,254,552 and 90,011,899 shares issued and outstanding	1,053	900
Additional paid-in capital	686,196	658,629
Accumulated deficit	(850,038)	(695,658)
Accumulated other comprehensive loss	(73,545)	(72,627)

Total stockholders’ deficit	(236,334)	(108,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$641,089	$758,600

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

	Preferred Stock		Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
BALANCE, JANUARY 1, 2003	—	$—	64,927	$649	$607,856	$(739,832)	$(68,796)	$(200,123)
Common shares issued upon exercise of stock options	—	—	686	7	1,301	—	—	1,308
Common shares issued for compensation	—	—	—	—	472	—	—	472
Common shares issued for 401(k) Plan	—	—	136	1	257	—	—	258
Common shares issued for employee stock purchase plan	—	—	103	1	277	—	—	278
Accreted dividends on preferred shares	—	—	—	—	(322)	—	—	(322)
Proceeds of preferred shares issuance allocated to beneficial conversion feature	—	—	—	—	1,356	—	—	1,356
Deemed dividend on preferred shares	—	—	—	—	(1,356)	—	—	(1,356)
Reclassification of Series C Preferred stock to permanent equity	560	41,514	—	—	—	—	—	41,514
Common shares issued for preferred shares conversion	(560)	(41,514)	22,617	226	41,288	—	—	—
Common shares issued upon exercise of stock warrants	—	—	4	1	30	—	—	31
Foreign currency translation adjustment	—	—	—	—	—	—	5,463	5,463
Net income	—	—	—	—	—	54,755	—	54,755

BALANCE, DECEMBER 31, 2003	—	—	88,473	885	651,159	(685,077)	(63,333)	(96,366)
Common shares issued upon exercise of stock options	—	—	682	7	1,070	—	—	1,077
Common shares issued for compensation	—	—	—	—	10	—	—	10
Common shares issued for employee stock purchase plan	—	—	124	1	324	—	—	325
Common shares issued for business acquisitions	—	—	734	7	6,066	—	—	6,073
Common shares cancelled for Restricted Stock Plan	—	—	(1)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(9,294)	(9,294)
Net loss	—	—	—	—	—	(10,581)	—	(10,581)

BALANCE, DECEMBER 31, 2004	—	$—	90,012	$900	$658,629	$(695,658)	$(72,627)	$(108,756)
Common shares issued upon exercise of stock options	—	—	34	1	53	—	—	54
Common shares issued for employee stock purchase plan	—	—	224	2	200	—	—	202
Common shares issued in exchange for the Company's convertible subordinated debentures	—	—	9,820	98	22,980	—	—	23,078
Common shares issued in exchange for the Company's senior notes	—	—	5,165	52	4,334	—	—	4,386
Foreign currency translation adjustment	—	—	—	—	—	—	(918)	(918)
Net loss	—	—	—	—	—	(154,380)	—	(154,380)

BALANCE, DECEMBER 31, 2005	—	$—	105,255	$1,053	$686,196	$(850,038)	$(73,545)	$(236,334)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(154,380)	$(10,581)	$54,755
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	21,522	20,210	22,117
Non-cash compensation expense	—	10	472
Stock issuance—401(k) Plan	—	—	258
Depreciation, amortization and accretion	87,729	92,744	86,067
Loss on sale of assets	24	1,941	804
Loss on disposal of assets	13,356	—	—
Asset impairment write-down	—	1,624	2,668
Equity investment write-off and loss	249	412	2,678
(Gain) loss on early extinguishment of debt	1,693	10,982	(12,945)
Minority interest share of loss	(381)	(452)	(348)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	11,208	(10,476)	(41,744)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	19,276	361	(26,708)
Decrease in prepaid expenses and other current assets	4,077	3,702	4,355
(Increase) decrease in other assets	(1,599)	(10,927)	3,653
Increase (decrease) in accounts payable	(33,792)	7,943	(8,896)
Decrease in accrued interconnection costs	(12,297)	(20,155)	(19,541)
Increase (decrease) in accrued expenses, accrued income taxes, deferred revenue, other current liabilities and other liabilities	(7,313)	(14,880)	928
Increase (decrease) in accrued interest	(90)	938	(2,919)

Net cash provided by (used in) operating activities	(50,718)	73,396	65,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(49,823)	(41,786)	(24,746)
Cash used for business acquisitions, net of cash acquired	(243)	(29,608)	(2,175)
(Increase) decrease in restricted cash	5,813	(4,186)	1,292

Net cash used in investing activities	(44,253)	(75,580)	(25,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	109,717	235,240	135,925
Purchase of the Company’s debt securities	—	(207,472)	(86,119)
Principal payments on capital leases, vendor financing and other long-term obligations	(20,269)	(35,564)	(130,427)
Proceeds from minority interest	—	—	39
Proceeds from sale of convertible preferred stock, net	—	—	8,895
Proceeds from sale of common stock	256	1,402	1,617

Net cash provided by (used in) financing activities	89,704	(6,394)	(70,070)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,402)	(5,820)	1,619

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,669)	(14,398)	(28,426)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,668	64,066	92,492

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,999	$49,668	$64,066

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$50,932	$47,529	$61,462
Cash paid for taxes	$2,739	$1,054	$—
Non-cash investing and financing activities:
Capital lease additions	$7,234	$436	$82
Leased fiber capacity additions	$—	$3,820	$4,293
Property and equipment, accrued in current liabilities	$517	$—	$—
Common stock issued for business acquisition	$—	$6,073	$—
Business acquisitions, financed by long-term obligations	$2,064	$3,740	$11,242
Business acquisition costs, accrued in current liabilities	$—	$229	$660
Settlement of outstanding debt with issuance of common stock	$27,464	$—	$—

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Year Ended December 31,
	2005	2004	2003
NET INCOME (LOSS)	$(154,380)	$(10,581)	$54,755
OTHER COMPREHENSIVE INCOME (LOSS)— Foreign currency translation adjustment	(918)	(9,294)	5,463

COMPREHENSIVE INCOME (LOSS)	$(155,298)	$(19,875)	$60,218

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Primus Telecommunications Group, Incorporated, (“Primus” or the “Company”) is an integrated telecommunications services provider offering a portfolio of international and domestic voice, wireless, Internet, voice-over-Internet protocol (VOIP), data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom and western Europe. The Company’s focus is to service the demand for high quality, competitively priced communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of broadband, Internet, VOIP, wireless and data traffic.

The Company targets customers with significant telecommunications needs, including small-and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers. The Company provides services over its global network, which consists of:

•	16 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct the voice traffic across the network) in the United States, Canada, Australia, Europe and Japan;

•	approximately 350 interconnection points to the Company’s network, or points of presence (POPs), within its service regions and other markets;

•	undersea and land-based fiber optic transmission line systems that the Company owns or leases and that carry voice and data traffic across the network; and

•	global network and data centers that use a high-bandwidth network standard (asynchronous transfer mode) and Internet-based protocol (ATM+IP) to connect with the network. The global VOIP network is based on routers and gateways with an open network architecture which connects the Company’s partners in over 150 countries.

The Company is incorporated in the state of Delaware and operates as a holding company of wholly-owned operating subsidiaries in the United States, Canada, Europe and the Asia-Pacific region.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Matters and Management’s Plans—The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The factors described below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

As of December 31, 2005, the Company had $43.0 million of cash and cash equivalents; in February 2006, the Company drew the remaining $15 million available under the Canadian loan facility, and in March 2006, it sold $5.0 million of equity (see Note 25—“Subsequent Events”). The Company believes that its existing cash and cash equivalents will be sufficient to fund its debt service requirements, the repayment of the 2000 Convertible Subordinated Debentures and other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for its operations for the next twelve months, if the Company timely realizes sufficient benefit from the actions detailed below.

As of December 31, 2005 the Company had $50.1 million of its 2000 Convertible Subordinated Debentures outstanding. So far in 2006, it has exchanged $26.5 million of its 2000 Convertible Subordinated Debentures which were due in February 2007 for Step Up Convertible Subordinated Debentures due in August 2009. Although the Company may conclude similar transactions for the remaining $23.6 million, there can be no assurance that such transactions will be completed. If no further transactions are completed, the remaining

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$23.6 million will be due on February 15, 2007. The Company’s ability to repay the maturing $23.6 million of 2000 Convertible Subordinated Debentures on February 15, 2007, along with the ability to meet the cash needs for its operations, will be dependent on its timely ability to realize sufficient benefit from the following actions: improved operating performance, continued cost reduction efforts, moderation of capital expenditures, potential debt financing alternatives, potential future sales of equity, certain opportunistic asset sales, and interest expense savings from balance sheet deleveraging.

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”) and 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”), in all of which the Company has a controlling interest. The Company has agreed to purchase an additional 39% of Matrix and is awaiting certain conditions to be met before closing can be completed. Additionally, the Company has the ability to control Direct Internet Limited (“DIL”) through the majority representation on its Board of Directors and pursuant to a convertible loan which can be converted into equity of DIL as may be permitted under local law. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc. (“Bekko”).

Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic, and also from the provision of local and wireless services.

For voice and wholesale VOIP, net revenue is earned based on the number of minutes during a call and is recorded upon completion of a call, adjusted for allowance for doubtful accounts receivable, service credits and service adjustments. Revenue for a period is calculated from information received through the Company’s network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a timely and accurate analysis of revenue earned in a period. Separate prepaid services software is used to track additional information related to prepaid service usage such as activation date, monthly usage amounts and expiration date. Revenue on these prepaid services is recognized as service is provided until expiration when all unused minutes, which are no longer available to the customers, are recognized as revenue.

Net revenue is also earned for the provision of data/Internet services (including retail VOIP). Data/Internet services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths. These fees are recognized as access is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. The Company records payments received in advance for services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided.

A portion of revenue, representing less than 1% of total revenue, is earned from the sale of wireless handsets and VOIP routers. We apply the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. We have concluded that EITF Issue No. 00-21 requires us to account for the sale of wireless handsets and VOIP routers and the related cost of handset and router revenues as a separate unit of accounting when title to the handset or router passes to the customer. Revenue recognized is the portion of the activation fees allocated to the router or handset unit of accounting in the statement of operations when title to the router or handset passes to the customer. We defer the portion of the activation fees allocated to the service unit of accounting, and recognize such deferred fees on a straight-line basis over the contract life in the statement of operations.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. The Company has elected October 1st as its testing date. An impairment loss would be recognized when the assets’ fair value is below their carrying value (see Note 6—”Goodwill and Other Intangible Assets”).

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

Deferred Financing Costs—Deferred financing costs incurred in connection with the senior secured term loan facility (the “Facility”), the 8% senior notes due 2014 (“2004 Senior Notes”), the 3 3/4% convertible senior

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notes due 2010 (“2003 Convertible Senior Notes”), the 2000 Convertible Debentures, the 12 3/4% senior notes due 2009 (“October 1999 Senior Notes”), the 11 1/4% senior notes due 2009 (“January 1999 Senior Notes”), the 9 7/8% senior notes due 2008 (“1998 Senior Notes”), the 11 3/4% senior notes due 2004 (“1997 Senior Notes”), and other financing arrangements are reflected within other assets and are being amortized over the life of the respective financing arrangements using the effective interest method. As the Company makes debt repurchases, corresponding amounts of deferred financing costs are written-off in determining the gain or loss on early extinguishment of debt.

Stock-Based Compensation—At December 31, 2005, the Company had three stock-based employee compensation plans, which are described more fully in Note 13—“Stock-Based Compensation.” The Company uses the intrinsic value method to account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. There were no stock-based employee compensation costs for the year ended December 31, 2005 under the intrinsic value method reflected in net income. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	For the Year Ended December 31,
	2005	2004	2003
Income (loss) attributable to common stockholders, as reported	$(154,380)	$(10,581)	$53,077
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	10	730
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(6,110)	(2,700)	(3,493)

Pro forma income (loss) attributable to common stockholders	$(160,490)	$(13,271)	$50,314

Basic income (loss) per common share:
As reported	$(1.62)	$(0.12)	$0.77
Pro forma	$(1.68)	$(0.15)	$0.73
Diluted income (loss) per common share:
As reported	$(1.62)	$(0.12)	$0.57
Pro forma	$(1.68)	$(0.15)	$0.53
Weighted average common shares outstanding:
Basic	95,384	89,537	68,936
Diluted	95,384	89,537	97,998

The weighted average fair value at date of grant for options granted during 2005, 2004 and 2003 was $0.46, $3.09 and $0.82 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Expected stock price volatility	83%	116%	66%
Risk-free interest rate	4.5%	3.4%	2.4%
Expected option term	4 years	4 years	4 years

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, market assumptions used in estimating the fair values of certain assets and liabilities such as marketable securities and long-term obligations, the calculation used in determining the fair value of the Company’s stock options for use in the pro forma disclosures required by SFAS No. 123, various tax contingencies, the asset impairment write-down, and purchase price allocations.

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

Income (Loss) Per Common Share—Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock and related income. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible preferred stock and convertible debt securities. In 2005 and 2004, the Company incurred losses, and the effect of potential common stock was excluded from the computation of diluted loss per share as the effect was antidilutive. If the effect of potential common stock had been included, there would have been additional shares outstanding of 24,480,512 and 24,148,299 for the years ended December 31, 2005 and December 31, 2004, respectively. The potential common stock included in the diluted income per common share for the year ended December 31, 2003 was 29,061,885 with a related income effect of $3.1 million. In 2003, an additional 1,942,039 shares of potential common stock were not included in the diluted income per common share calculation as the effect was antidilutive.

Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations.

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle to require retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 will be effective for a change in accounting principle in fiscal years beginning after December 15, 2005, with earlier application permitted. The Company believes the adoption of SFAS No. 154 will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN No. 47 also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company believes the adoption of FIN No. 47 will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which revised SFAS No. 123. This statement supercedes APB Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the beginning of the fiscal year beginning after June 15, 2005. The Company will adopt the statement on January 1, 2006, using the Modified Prospective Method. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma income (loss) and income (loss) per common share in the stock-based compensation accounting policy included in this Note to the consolidated financial statements. However, in anticipation of the adoption of SFAS No. 123(R), the Company accelerated the vesting of certain “out of the money” stock options (see also Note 13—”Stock Compensation”). The Company also has an Employee Stock Purchase Plan which allows for employees to elect to purchase stock at 85% of fair market value (determined monthly) and is considered compensatory under SFAS No. 123(R). In addition, the Company has $0.7 million of stock based compensation expense to be recognized over the next 3 years related to options outstanding at December 31, 2005.

3. ACQUISITIONS

In December 2004, the Company’s wholly-owned subsidiary, Magma Communications Ltd. (“Magma”) acquired certain assets of Wiznet Inc. (“Wiznet”), a provider of Internet services and solutions, for a total consideration of $1.3 million (1.6 million “Canadian dollars” (CAD)), of which $0.9 million (1.1 million CAD) was paid in cash and the balance of $0.4 million (0.5 million CAD) is payable in promissory notes to be paid in three equal installments due in December 2005, 2006 and 2007. The first installment of $0.1 million (0.2 million CAD) was paid in cash in December 2005.

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

In June 2003, Primus Canada acquired 100% of Telesonic Communications, Inc. (“TCI”), a Canadian prepaid card company, for $6.2 million (8.5 million CAD) in cash. The last installment of the $6.2 million, in the amount of $1.2 million (1.5 million CAD) was paid on April 30, 2005. The terms of the acquisition agreement that provided for additional consideration to be paid if the acquired company’s adjusted revenues exceeded certain targeted levels through May 2005 have expired. The final purchase price including additional consideration was $10.2 million. All additional consideration has been recorded and the final payment for the additional consideration was paid in July 2005. The additional amounts were calculated as a percentage of the excess adjusted revenue earned over a specified target with no stated maximum, and were recorded as additional cost of the acquired company in accordance with SFAS No. 141, “Business Combinations.”

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following chart shows the additional consideration recorded (in thousands) as a result of revenue exceeding targeted levels:

Month Earned	Amount Earned	Month Paid
August 2004	$701	November 2004
October 2004	382	January 2005
November 2004	748	January 2005
February 2005	985	April 2005
April 2005	461	July 2005
May 2005	$737	July 2005

Total Earned	$4,014

The following table summarizes (in thousands) the final allocation of the consideration paid for the fair values of the assets acquired and the liabilities assumed at the date of acquisition of TCI, Wiznet, Onramp and AOL/7. The additional consideration paid of $2.2 million for TCI in the year ended December 31, 2005 increased goodwill.

	TCI	Wiznet	Onramp	AOL/7
Current assets	$9,229	$75	$920	$2,902
Property and equipment	75	1,026	155	61
Goodwill	9,832	399	2,217	8,594
Customer list	1,163	—	2,190	10,152
Brand name	—	—	—	3,627
Current liabilities	(10,067)	(182)	(1,252)	(5,844)
Long-term debt	—	—	(139)	—

Net assets acquired	$10,232	$1,318	$4,091	$19,492

4. ADVERTISING

The Company expenses advertising costs as incurred except for direct response advertising costs, which are capitalized and amortized over the expected period of future benefits. Direct-response advertising consists primarily of direct-mail advertisements, newspaper and television advertising. These costs are amortized over the lesser of the life of the customers obtained from these efforts or year following the provisioning of the customer. There were no capitalized advertising costs at December 31, 2005 and 2004 because of the Company’s shift from deferrable to non-deferrable types of advertising. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $35.4 million, $44.9 million and $34.5 million, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Network equipment	$753,593	$798,034
Furniture and equipment	69,837	77,676
Leasehold improvements	15,409	16,906
Construction in progress	3,945	4,879

Subtotal	842,784	897,495
Less: Accumulated depreciation	(556,903)	(570,849)

Total property and equipment, net	$285,881	$326,646

Depreciation and amortization expense for property and equipment including equipment under capital leases and vendor financing obligations for the years ended December 31, 2005, 2004 and 2003 was $71.3 million, $72.9 million and $65.4 million, respectively. The Company recorded asset impairment write-downs of $0.0 million, $1.6 million and $2.7 million in 2005, 2004 and 2003, respectively (see Note 19—“Asset Impairment”).

At December 31, 2005, the total equipment under capital lease and vendor financing obligations consisted of $86.2 million of network equipment and $1.2 million of administrative equipment, with accumulated depreciation of $25.5 million and $0.6 million, respectively. At December 31, 2004, the total equipment under capital lease and vendor financing obligations consisted of $89.0 million of network equipment and $2.6 million of administrative equipment, with accumulated depreciation of $23.9 million and $1.2 million, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	December 31,
	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$190,370	$(179,863)	$10,507	$190,423	$(168,676)	$21,747
Brand name acquired	3,420	(3,148)	272	3,627	(1,522)	2,105
Other	2,400	(1,787)	613	6,407	(3,059)	3,348

Total	$196,190	$(184,798)	$11,392	$200,457	$(173,257)	$27,200

Amortization expense for customer lists and other intangible assets for the years ended December 31, 2005, 2004 and 2003 was $16.4 million, $19.9 million and $20.6 million, respectively. During the year ended December 31, 2005 and 2004 the Company acquired $0.2 million and $20.3 million of customer lists which had a weighted average life of less than one year and 4.6 years, respectively. Customer lists had a weighted average life of 2.8 years at December 31, 2005 and 2004. The brand name acquired had a life of 0.2 years at December 31, 2005. The useful life of the Company’s customer lists range from two to five years. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2006, 2007, 2008 and 2009 to be approximately $5.1 million, $3.3 million, $2.4 million and $0.6 million, respectively. There was no intangible asset impairment in 2005 and 2004.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	December 31,
	2005	2004
Goodwill	$85,745	$83,346

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	United States and Other	Canada	Europe	Asia- Pacific	Total
Balance as of January 1, 2004	$35,845	$14,180	$1,927	$7,943	$59,895
Goodwill acquired during period	—	11,661	—	8,784	20,445
Effect of change in foreign currency exchange rates	494	2,065	161	286	3,006

Balance as of December 31, 2004	36,339	27,906	2,088	17,013	83,346
Goodwill acquired during period	—	2,064	—	—	2,064
Purchase accounting allocation adjustment	—	118	—	(190)	(72)
Effect of change in foreign currency exchange rates	432	1,339	(266)	(1,098)	407

Balance as of December 31, 2005	$36,771	$31,427	$1,822	$15,725	$85,745

7. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	December 31,
	2005	2004
Obligations under capital leases	$7,612	$1,988
Leased fiber capacity	19,717	33,084
Senior secured term loan facility	99,250	—
Financing facility and other	17,454	7,546
Senior notes	309,060	317,615
Convertible senior notes	132,000	132,000
Convertible subordinated debentures	50,119	67,119

Subtotal	635,212	559,352
Less: Current portion of long-term obligations	(16,092)	(17,122)

Total long-term obligations	$619,120	$542,230

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payments of principal and interest were due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (2)	Senior Notes	Senior Convertible Notes	Other Long-Term Obligations (1)	Convertible Subordinated Debentures (1)	Total
2006	$16,326	$11,550	$28,243	$4,950	$1,308	$2,882	$65,259
2007	6,683	11,443	28,243	4,950	16,121	51,560	119,000
2008	3,261	11,337	28,243	4,950	163	—	47,954
2009	1,548	11,230	102,303	4,950	32	—	120,063
2010	3,095	11,123	18,800	136,950	32	—	170,000
Thereafter	—	94,250	300,800	—	135	—	395,185

Total Minimum Principal & Interest Payments	30,913	150,933	506,632	156,750	17,791	54,442	917,461
Less: Amount Representing Interest	(3,584)	(51,683)	(197,572)	(24,750)	(337)	(4,323)	(282,249)

	$27,329	$99,250	$309,060	$132,000	$17,454	$50,119	$635,212

(1)	Does not include impact of 2006 debt conversion or debt exchange or the additional borrowing and maturity date extension on our Canadian term loan facility (see Note 25—”Subsequent Events”).

(2)	For the purpose of preparation of this table, we have assumed the interest rate of the $100 million Senior Secured Term Loan Facility to be 10.7%.

The indentures governing the senior notes, senior secured term loan facility, convertible senior notes and convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company’s subsidiaries. The Company was in compliance with the above covenants at December 31, 2005.

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

Senior Notes, Convertible Senior Notes and Convertible Subordinated Debentures

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 2004 Senior Notes with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at December 31, 2005 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. During the year ended December 31, 2004, the Company reduced the principal balance of the senior note through $5.0 million of open market purchases.

In September 2003, the Company completed the sale of $132 million in aggregate principal amount of 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) with semi-annual interest payments due on March 15th and September 15th. The Company recorded $5.2 million in costs associated with the issuance of the 2003 Convertible Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at December 31, 2005 was 4.4%. Holders of these notes may convert their notes into the Company’s common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The notes are convertible in the aggregate into 14,157,925 shares of the Company’s common stock.

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. The debentures were convertible into approximately 6,025,170 shares of the Company’s common stock based on a conversion price of $49.7913 per share. During the years ended December 31, 2001 and 2000, the Company reduced the principal balance of the debentures through $36.4 million of open market purchases and $192.5 million of conversions to its common stock. The principal that was converted to common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $4.0 million principal amount of the 2000 Convertible Subordinated Debentures through open market purchases. During the year ended December 31, 2005, the Company exchanged 9,820,000 shares of the Company’s common stock for the extinguishment of $17.0 million in principal amount of these debentures. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt,” the Company recognized an induced conversion expense of $6.1 million in connection with this conversion. (See Note 25—“Subsequent Events”).

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of October 1999 Senior Notes. The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the October 1999 Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million in principal amount of these senior notes. (See Note 25—“Subsequent Events”).

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leased Fiber Capacity, Equipment Financing and Other Long-Term Obligations

Beginning December 31, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term. The effective interest rate on current borrowings is 7.3%. The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. At December 31, 2005 and December 31, 2004, the Company had a liability recorded under this agreement in the amount of $10.7 million and $16.6 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million AUD ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. At December 31, 2005 and 2004, the Company had a liability recorded in the amount of $9.0 million (12.4 million AUD) and $16.5 million (21.3 million AUD), respectively.

Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement with Alleasing Finance Australia United for network equipment. Payments will be made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.5%. At December 31, 2005, the Company had a liability recorded under this agreement in the amount of $6.1 million (8.4 million AUD).

In April 2004, Primus Canada entered into a loan agreement with a Canadian financial institution. The agreement provides for a $34.6 million (42 million CAD) two-year non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes of the Company and is secured by the assets of Primus Canada’s operations. In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement that extended the maturity date one year to April 2007. The agreement is now a three-year non-revolving term loan credit facility bearing an interest rate of 7.75%. At December 31, 2004, the Company had no outstanding liability under this loan agreement. At December 31, 2005, the Company had an outstanding liability of $12.8 million (15.0 million CAD). An affiliate of Primus Canada has an additional loan facility agreement with the Canadian financial institution of $2.6 million (3.0 million CAD) and at December 31, 2005, had a $2.6 million liability under this facility. (See Note 25—“Subsequent Events”).

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. INCOME TAXES

The total provision for income tax for the years ended December 31, 2005, 2004, and 2003 is as follows (in thousands):

		2005	2004	2003
Current:
	Federal	$—	$—	$3,826
	State	—	—	—
	Foreign	3,997	6,342	2,634

		3,997	6,342	6,460

Deferred:
	Federal	—	—	—
	State	—	—	—
	Foreign	—	(443)	(691)

		—	(443)	(691)

Total Tax Provision		$3,997	$5,899	$5,769

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes, and extraordinary items due to the following (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Tax provision (benefit) at federal statutory rate	$(51,130)	$(1,592)	$20,578
Foreign income taxes	3,997	5,899	—
Effect of rate differences outside the United States	2,892	134	(2,653)
Nondeductible items	8,184	66	1,146
Increase (decrease) in valuation allowance	36,481	2,955	(13,302)
Other	3,573	(1,563)	—

Income taxes	$3,997	$5,899	$5,769

Deferred income taxes are recognized to account for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts of each period-end, based on enacted tax laws and statutory income tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets	$306,364	$286,814
Valuation allowance	(261,936)	(235,255)
Deferred tax liabilities	(34,850)	(42,304)

Net deferred taxes	$9,578	$9,255

Change in net deferred taxes is due to change in foreign currency translation.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Current
Allowance for bad debt	$3,441	$3,924
Other	1,679	1,383
Valuation allowance	(3,521)	(5,108)

	$1,599	$199

Non Current
Basis difference in intangibles	$34,844	$29,735
Basis difference in fixed assets impairment	74,212	84,883
Foreign tax credit	7,320	12,470
Net operating loss carryforwards	184,730	154,420
Basis difference in fixed assets	(20,103)	(23,024)
Unrealized foreign exchange gains	(14,373)	(18,485)
Other	(236)	(796)
Valuation allowance	(258,415)	(230,147)

	$7,979	$9,056

As of December 31, 2005, the Company had foreign operating loss carryforwards of approximately $255.3 million of which $52.3 million expire periodically from 2006 through 2020 and the remainder of which carryforward without expiration.

At December 31, 2005, the Company had United States operating loss carryforwards of $262.0 million available to reduce future United States taxable income, which expires periodically between 2014 through 2025. Of the operating loss carryforwards, $132.9 million are subject to limitations in the future, in accordance with Section 382 of the Internal Revenue Code.

The Company incurred $3.3 million and $5.2 million of expense in 2005 and 2004, respectively, related to foreign withholding tax on intercompany interest and royalties owed to our United States subsidiary.

No provision was made in 2005 for United States income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory tax. The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The Company’s tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law, both legislated and concluded through various jurisdictions’ tax court systems. The Company has recorded a tax contingency reserve of $6.1 million and $6.2 million as of December 31, 2005 and 2004, respectively. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those reserved for will have a material adverse impact on the Company’s financial position, results of operations and liquidity.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short period to maturity. The estimated fair value of the Company’s 2004 Senior Notes, 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures and October 1999 Senior Notes (carrying value of $491 million and $517 million, at December 31, 2005 and 2004, respectively), based on quoted market prices, was $251 million and $444 million, respectively, at December 31, 2005 and 2004. The Term Loan Facility’s carrying value approximates fair value because of the variable interest rate.

10. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2006	$16,326	$8,830	$14,921
2007	6,683	—	12,212
2008	3,261	—	8,644
2009	1,548	—	6,274
2010	3,095	—	4,176
Thereafter	—	—	4,502

Total minimum lease payments	30,913	8,830	50,729
Less: Amount representing interest	(3,584)	—	—

	$27,329	$8,830	$50,729

The Company has contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $25.5 million, $22.3 million, and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Rent expense under operating leases was $19.0 million, $17.9 million and $15.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Hondutel. In December 1999, Empresa Hondurena de Telecomunicaciones, S.A. (“Plaintiff”), based in Honduras, filed suit in Florida State Court in Broward County against TresCom and one of TresCom’s wholly-owned subsidiaries, St. Thomas and San Juan Telephone Company, Inc. (“STSJ”), alleging that such entities failed to pay amounts due to plaintiff pursuant to contracts for the exchange of telecommunications traffic from December 1996 through September 1998. The Company acquired the stock of TresCom in June 1998. Plaintiff had been seeking over $18 million in damages, plus interest and costs. In October 2005, the Company agreed to settle this matter by agreeing to provide certain services to Plaintiff at no cost. The Company has accrued amounts sufficient to cover the anticipated costs of providing such services. During 2005, the Company realized a reduction of cost of revenue of $2 million which was the difference between the accrued balance and the settlement amount. Accordingly, this matter has been finally determined.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2003, the selling security holders converted 559,950 shares of convertible preferred stock, representing 100% of the outstanding Series C Preferred, into 22,616,990 shares of common stock. During a 270-day period commencing November 4, 2003, certain selling security holders’ shares were subject to the terms of a lock-up agreement with the Company, which generally prohibited the resale of 13,540,008 of such shares. As of December 31, 2004 and December 31, 2005, no shares were subject to the terms of the lock-up agreement.

12. STOCKHOLDERS’ EQUITY

During the year ended December 31, 2005, the Company exchanged 9,820,000 shares of the Company’s common stock for the extinguishment of $17.0 million in principal amount of the 2000 Convertible Subordinated Debentures and exchanged 5,165,175 shares for the extinguishment of $8.6 million in principal amount of the October 1999 Senior Notes (see Note 7—“Long-Term Obligations”).

In April 2004, Primus Canada acquired 100% of the issued stock of Magma for a total consideration of $11.3 million (15.1 million CAD), a portion of which was paid in cash and the balance in 734,018 shares of the Company’s common stock valued at $6.1 million.

In November 2003, the Company issued 22,616,990 shares of common stock pursuant to the conversion of the Series C Preferred (see Note 11—“Convertible Preferred Stock”).

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. STOCK-BASED COMPENSATION

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for the years ended December 31, 2005, 2004 and 2003. During the year ended December 31, 2004, the Company cancelled 494 shares of restricted stock (which were issued prior to 2001) due to the termination of certain employees and agents, respectively. As of December 31, 2005, of the remaining issued shares, none are considered restricted.

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

The Company sponsors a Director Stock Option Plan (the “Director Plan”) for non-employee directors. Under the Director Plan, an option is granted to each qualifying non-employee director to purchase 45,000 shares of common stock, which vests in one-third increments as of the grant date and the first and second anniversaries of the grant date, over a two-year period. The option price per share is the fair market value of a share of common stock on the date the option is granted. No option will be exercisable more than five years from the date of grant. On June 16, 2004, the stockholders of the Company approved amendments to the Director Plan to (i) increase the number of shares of common stock issuable pursuant to awards under the Director Plan by 300,000 to a total of 900,000; and (ii) authorize the issuance of restricted stock (in lieu of cash compensation at the discretion of individual Directors).

On December 21, 2005, the Company accelerated the vesting of certain unvested stock options previously awarded under the Company’s Equity Incentive Plan and Director Plan. The Company took this action because the future costs to be recognized if this action were not taken were disproportionate to the employee retention value of the stock options. As a result of this action, stock options to purchase up to 1.5 million shares of common stock, which would otherwise have vested over the next three years, became exercisable effective December 21, 2005. These stock options have exercise prices ranging from $1.61 to $6.30 per share. Based upon the closing stock price for the Company’s common stock of $0.82 per share on December 21, 2005, all of these stock options were “under water” or “out-of-the-money.” Of the stock options whose vesting is being accelerated, 0.6 million stock options are held by executive officers and 30,000 stock options are held by non-employee directors. Outstanding unvested stock options to purchase 1.5 million shares of the Company’s common stock, with per share exercise prices ranging from $0.62 to $0.92, were not accelerated.

Under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” the Company will be required to apply expense recognition provisions beginning January 1, 2006. As a result of the

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acceleration, the Company expects to eliminate anticipated stock option expense of approximately $2.1 million in 2006 and approximately $1.1 million in 2007 on a pre-tax basis, based upon the Company’s fair value calculations using the Black-Scholes methodology.

A summary of stock option activity during the three years ended December 31 is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—Beginning of year	8,642,366	$2.94	7,333,891	$2.10	5,865,442	$2.10
Granted	1,530,500	$0.92	2,329,000	$5.25	2,567,000	$2.15
Exercised	(34,250)	$1.57	(681,537)	$1.58	(686,316)	$1.18
Forfeitures	(822,611)	$5.81	(338,988)	$3.64	(412,235)	$4.09

Outstanding—end of year	9,316,005	$2.36	8,642,366	$2.94	7,333,891	$2.10

Eligible for exercise—end of year	7,816,005		5,578,841		3,205,088

The following table summarizes information about stock options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Outstanding Price	Total Exercisable	Weighted Average Exercise Price
$0.54 to $0.75	116,668	4.34	$0.62	114,668	$0.62
$0.79 to $0.87	105,000	7.55	$0.84	15,000	$0.79
$0.90	1,071,556	5.31	$0.90	1,071,556	$0.90
$0.92	1,408,000	9.85	$0.92	—	$0.00
$1.33 to $1.61	36,166	7.81	$1.47	36,166	$1.47
$1.65	2,361,486	6.97	$1.65	2,361,486	$1.65
$1.80 to $2.38	2,248,065	6.84	$1.97	2,248,065	$1.97
$3.03 to $6.30	1,919,164	8.42	$5.21	1,919,164	$5.21
$12.31 to $17.44	25,850	3.66	$14.51	25,850	$14.51
$31.00 to $33.38	24,050	4.14	$32.26	24,050	$32.26

	9,316,005			7,816,005

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes information about the matching contribution the Company made in both the Company’s common stock and cash during the years ended December 31, 2005, 2004 and 2003 (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Cash contribution	$415	$442	$300
Common stock issued as contribution	—	—	258

Total	$415	$442	$558

Common stock issued (shares)	—	—	136

Effective January 1, 1998, the Company adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to contribute up to 15% of their compensation to purchase the Company’s common stock at 85% of the fair market value. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the ESPP. During the years ended December 31, 2005, 2004 and 2003, the Company issued 223,228 shares, 124,292 shares and 102,537 shares under the ESPP, respectively.

15. RELATED PARTIES

The Company had a reciprocal services agreement with a vendor to provide and to receive domestic and international termination of telecommunication services. A Director of the Company is the Chairman and Chief Executive Officer of the vendor providing such services. The contract was on a month-to-month basis. The Company recorded revenue of approximately $46,000, $331,000 and $375,000 and costs of $82,000, $687,000 and $125,000 in 2005, 2004 and 2003, respectively, for services provided and other discrete services received under this agreement. The Company had no amounts due from the vendor at December 31, 2005 and approximately $54,000 at December 31, 2004. As of December 31, 2005, the reciprocal services agreement is terminated.

During the year ended 2005, 2004 and 2003, the Company provided international telecommunications services to a customer for which a Director of the Company is the Chairman and Chief Executive Officer of the customer. The Company recorded revenue of approximately $46,000, $75,000 and $121,000 in 2005, 2004 and 2003, respectively, for services provided. The Company had amounts due from the customer of approximately $3,000, $4,000 and $11,000 at December 31, 2005, 2004 and 2003, respectively.

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

Summary information with respect to the Company’s segments is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net Revenue
United States and Other
United States	$203,702	$244,043	$287,360
Other	3,324	3,350	3,896

Total United States and Other	207,026	247,393	291,256

Canada
Canada	261,511	244,091	214,848

Total Canada	261,511	244,091	214,848

Europe
United Kingdom	113,859	241,271	156,941
Germany	53,658	47,480	53,629
Netherlands	102,182	79,548	137,216
Other	83,242	83,451	77,384

Total Europe	352,941	451,750	425,170

Asia-Pacific
Australia	344,218	384,900	336,720
Other	21,700	22,738	19,785

Total Asia-Pacific	365,918	407,638	356,505

Total	$1,187,396	$1,350,872	$1,287,779

Income (Loss) from Operations
United States and Other	$(58,003)	$(49,232)	$(20,318)
Canada	25,280	35,180	36,318
Europe	(47,511)	18,784	11,363
Asia-Pacific	313	34,326	42,271

Total	$(79,921)	$39,058	$69,634

Capital Expenditures
United States and Other	$11,118	$5,394	$4,361
Canada	13,171	13,645	6,751
Europe	4,624	9,832	4,058
Asia-Pacific	20,910	12,915	9,576

Total	$49,823	$41,786	$24,746

The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2005	2004
Assets
United States and Other
United States	$134,360	$161,602
Other	7,226	6,920

Total United States and Other	141,586	168,522

Canada
Canada	157,155	151,342

Total Canada	157,155	151,342

Europe
United Kingdom	35,685	78,064
Germany	13,374	16,685
Netherlands	13,379	14,615
Other	57,019	62,055

Total Europe	119,457	171,419

Asia-Pacific
Australia	200,148	242,158
Other	22,743	25,159

Total Asia-Pacific	222,891	267,317

Total	$641,089	$758,600

The Company offers three main products—voice, data/Internet and VOIP in all of our segments. Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Voice	$905,495	$1,102,635	$1,087,487
Data/Internet	182,300	174,118	129,864
VOIP	99,601	74,119	70,428

Total	$1,187,396	$1,350,872	$1,287,779

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2005 and 2004.

	For the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share amounts)
Net revenue	$313,718	$293,363	$293,149	$287,166
Loss from operations	$(16,873)	$(24,183)	$(32,892)	$(5,973)
Net loss	$(34,627)	$(44,189)	$(50,647)	$(24,917)
Basic loss per common share	$(0.38)	$(0.49)	$(0.51)	$(0.24)
Diluted loss per common share	$(0.38)	$(0.49)	$(0.51)	$(0.24)

	For the Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts)
Net revenue	$348,023	$331,615	$334,324	$336,910
Income from operations	$20,542	$12,160	$6,352	$4
Net income (loss)	$(10,055)	$(14,886)	$16,153	$(1,793)
Basic income (loss) per common share	$(0.11)	$(0.17)	$0.18	$(0.02)
Diluted income (loss) per common share	$(0.11)	$(0.17)	$0.16	$(0.02)

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

18. LOSS ON DISPOSAL OF ASSETS

During the year ended December 31, 2005, the Company recognized a charge of $13.4 million associated with the disposal of specific long-lived assets which were taken out of service in connection with the Company’s efforts to reduce costs. The charge included $8.5 million in the United Kingdom, $3.1 million in the United States, $1.3 million in Germany and $0.1 million in Spain and was comprised of network fiber, peripheral switch equipment, software development costs, and other network equipment. The charge also included $0.4 million of wireless handset development costs in the United Kingdom determined to be obsolete.

19. ASSET IMPAIRMENT

During the year ended December 31, 2004, the Company recognized a $1.6 million asset impairment charge of specific long-lived asset write-offs which included $0.6 million of networking equipment and $0.9 million of leasehold improvements on a vacated property in the United States.

During the year ended December 31, 2003, the Company recognized a $2.7 million asset impairment charge, which included $1.0 million of networking equipment in the United Kingdom, $0.8 million of network equipment in the United States, $0.2 million of networking equipment in Germany, and a write-off of assets of $0.5 million related to the fax-over-IP business in India in connection with assets no longer in use.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table outlines the Company’s asset impairment write-down by segment (in thousands):

	For the Year Ended December 31,
	2004	2003
United States and Other
United States	$1,495	$839
Other	—	—

Total United States and Other	1,495	839

Europe
United Kingdom	—	971
Germany	—	189
Other	129	—

Total Europe	129	1,160

Asia-Pacific
Australia	—	131
Other	—	538

Total Asia-Pacific	—	669

Total	$1,624	$2,668

20. EQUITY INVESTMENT WRITE-OFF AND LOSS

As of October 1, 2002, the Company amended its contractual agreements to give up its right to control the Board of Directors and the operations of Bekko, its data/Internet investment in Japan. As a result, the Company deconsolidated Bekko in October 2002 and recorded an equity investment. The Company recorded a loss of $0.2 million in 2005 which brought the equity investment balance to $0, a loss of $0.4 million in 2004 and a loss of $2.7 million after the investment was deemed to be permanently impaired in 2003.

21. GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

In 2005, the Company exchanged 14,985,175 shares of the Company’s common stock for the extinguishment of $25.6 million principal amount of its 2000 Convertible Subordinated Debentures and October 1999 Senior Notes prior to maturity resulting in a loss on early extinguishment of debt of $1.7 million, including the write-off of related deferred financing costs. In particular, the following debt securities were extinguished: $17.0 million principal amount of the 2000 Convertible Subordinated Debentures were exchanged for 9,820,000 shares of the Company’s common stock resulting in a loss on early extinguishment of debt of $5.9 million, and $8.6 million principal amount of the October 1999 Senior Notes were exchanged for 5,165,175 shares of the Company’s common stock resulting in a gain on early extinguishment of debt of $4.2 million.

In 2004, the Company made open market purchases of $198.5 million principal amount of its Convertible Subordinated Debentures and Senior Notes, prior to maturity for $207.5 million and fully paid its debt obligations with Cable & Wireless (C&W) for $6.1 million resulting in a loss on early extinguishment of debt of $11.0 million, including the write-off of related deferred financing costs. In particular, the following high yield debt securities were purchased: $109.9 million of the January 1999 Senior Notes for $116.1 million resulting in a loss on early extinguishment of debt of $7.4 million; $46.6 million of the 1998 Senior Notes for $48.9 million resulting in a loss on early extinguishment of debt of $3.0 million; $33.1 million principal amount of the October

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Senior Notes for $35.0 million resulting in a loss on early extinguishment of debt of $2.5 million; $4.0 million of the 2000 Convertible Subordinated Debentures for $3.0 million resulting in a gain on early extinguishment of debt of $0.9 million; and $5.0 million principal amount of the 2004 Senior Notes for $4.5 million resulting in a gain on early extinguishment of debt of $0.4 million. The Company fully paid its debt obligation of $6.1 million with C&W from the purchase of its retail voice switched services customer base for $5.0 million in cash resulting in a gain on early extinguishment of debt of $1.1 million.

In 2003, the Company made open market purchases or satisfied and discharged $97.4 million principal amount of its Senior Notes prior to maturity for $86.1 million in cash, fully paid an outstanding debt obligation of $56.0 million prior to maturity and settled an outstanding vendor obligation of $14.9 million in Europe for $10.6 million, resulting in an aggregate gain on early extinguishment of debt of $12.9 million including the write-off of related deferred financing costs and warrant amortization. In particular, the following high yield debt securities were purchased or satisfied and discharged: $43.7 million of open market purchases and $43.6 million discharge of the remaining principal amount of the 1997 Senior Notes at par plus accrued interest to the date of redemption for $79.8 million resulting in a gain on early extinguishment of debt of $6.3 million; $6.5 million of the January 1999 Senior Notes for $4.1 million resulting in a gain on early extinguishment of debt of $2.3 million; and $3.6 million of the 1998 Senior Notes for $2.3 million resulting in a gain on early extinguishment of debt of $1.3 million. In addition the Company recognized a loss of $1.1 million for fees related to the Company’s purchase of senior notes. The Company fully paid an outstanding vendor debt obligation of $56.0 million prior to maturity resulting in a write-off of deferred financing costs of $0.2 million. The Company settled an outstanding vendor debt obligation of $14.9 million in Europe for $10.6 million in cash and recognized a gain of $4.3 million.

22. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period.

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon conversion of its Series C Preferred issued in December 2002 and March 2003, September 2003 Convertible Senior Notes and 2000 Convertible Subordinated Debentures. The Series C Preferred was converted into common stock on November 4, 2003. The warrants expired on August 1, 2004.

The Company had no dilutive common share equivalents during the year ended December 31, 2005, due to the results of operations being a net loss. For the year ended December 31, 2005, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	9.3 million shares issuable under the Company’s stock option compensation plans, and

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	1.0 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

The Company had no dilutive common share equivalents during the year ended December 31, 2004, due to the results of operations being a net loss. For the year ended December 31, 2004, the following could have

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potentially diluted income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	8.6 million shares issuable under the Company’s stock option compensation plans, and

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	1.3 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts):

	For the Year Ended December 31,
	2005	2004	2003
Net income (loss)	$(154,380)	$(10,581)	$54,755
Accreted and deemed dividend on Series C Preferred	—	—	(1,678)

Income (loss) attributable to common stockholders—basic	(154,380)	(10,581)	53,077
Adjustment for interest on 2003 Convertible Senior Notes	—	—	1,458
Adjustment for accreted and deemed dividend on Series C Preferred	—	—	1,678

Income (loss) attributable to common stockholders—diluted	$(154,380)	$(10,581)	$56,213

Weighted average common shares—basic	95,384	89,537	68,936
In-the-money options exercisable under stock option compensation plans	—	—	3,674
Series C Preferred	—	—	21,199
2003 Convertible Senior Notes	—	—	4,189

Weighted average common shares outstanding—diluted	95,384	89,537	97,998

Income (loss) per common share:
Basic	$(1.62)	$(0.12)	$0.77
Diluted	$(1.62)	$(0.12)	$0.57

23. EXTRAORDINARY ITEM

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

24. GUARANTOR/NON-GUARANTOR CONSOLIDATING CONDENSED FINANCIAL INFORMATION

PTHI’s 2004 Senior Notes are fully and unconditionally guaranteed by Primus Telecommunications Group, Incorporated (“PTGI”) on a senior basis as of December 31, 2005. Accordingly, the following consolidating condensed financial information as of December 31, 2005 and December 31, 2004, and for the years ended December 31, 2005, 2004 and 2003 are included for (a) PTGI on a stand-alone basis; (b) PTHI and its subsidiaries; and (c) PTGI on a consolidated basis. PTHI was established on October 29, 2003 and was inactive until 2004. For comparative purposes for the 2003 periods presented, the PTHI column represents the consolidated subsidiaries that were contributed to PTHI during the capital restructuring in 2004.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2005
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$1,187,396	$—	$1,187,396
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	784,826	—	784,826
Selling, general and administrative	5,883	375,499	—	381,382
Depreciation and amortization	—	87,729	—	87,729
Loss on sale of assets	—	24	—	24
Loss on disposal of assets	—	13,356	—	13,356

Total operating expenses	5,883	1,261,434	—	1,267,317

LOSS FROM OPERATIONS	(5,883)	(74,038)	—	(79,921)
INTEREST EXPENSE	(19,984)	(33,456)	—	(53,440)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(1,693)	—	—	(1,693)
EQUITY INVESTMENT LOSS	—	(249)	—	(249)
INTEREST AND OTHER INCOME	150	2,456	—	2,606
FOREIGN CURRENCY TRANSACTION LOSS	(1,150)	(16,536)	—	(17,686)
INTERCOMPANY INTEREST	5,457	(5,457)	—	—
ROYALTY FEE	(6,491)	6,491	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(125,505)	—	125,505	—

LOSS BEFORE INCOME TAXES	(155,099)	(120,789)	125,505	(150,383)
INCOME TAX BENEFIT (EXPENSE)	719	(4,716)	—	(3,997)

NET LOSS	$(154,380)	$(125,505)	$125,505	$(154,380)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$1,350,872	$—	$1,350,872
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	821,455	—	821,455
Selling, general and administrative	7,536	386,514	—	394,050
Depreciation and amortization	—	92,744	—	92,744
Loss on sale of assets	—	1,941	—	1,941
Asset impairment write-down	—	1,624	—	1,624

Total operating expenses	7,536	1,304,278	—	1,311,814

INCOME (LOSS) FROM OPERATIONS	(7,536)	46,594	—	39,058
INTEREST EXPENSE	(24,058)	(26,468)	—	(50,526)
EQUITY INVESTMENT WRITE-OFF AND LOSS	—	(412)	—	(412)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(11,958)	976	—	(10,982)
INTEREST AND OTHER INCOME	204	11,415	—	11,619
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(2,600)	9,161	—	6,561
INTERCOMPANY INTEREST	15,150	(15,150)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	23,014	—	(23,014)	—

INCOME (LOSS) BEFORE INCOME TAXES	(7,784)	26,116	(23,014)	(4,682)
INCOME TAX EXPENSE	(2,797)	(3,102)	—	(5,899)

NET INCOME (LOSS)	$(10,581)	$23,014	$(23,014)	$(10,581)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2003
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$1,287,779	$—	$1,287,779
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	786,308	—	786,308
Selling, general and administrative	5,100	337,250	—	342,350
Depreciation and amortization	—	86,015	—	86,015
Loss on sale of assets	—	804	—	804
Asset impairment write-down	—	2,668	—	2,668

Total operating expenses	5,100	1,213,045	—	1,218,145

INCOME (LOSS) FROM OPERATIONS	(5,100)	74,734	—	69,634
INTEREST EXPENSE	(43,738)	(16,995)	—	(60,733)
EQUITY INVESTMENT WRITE-OFF AND LOSS	—	(2,678)	—	(2,678)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	8,810	4,135	—	12,945
INTEREST AND OTHER INCOME	63	1,012	—	1,075
FOREIGN CURRENCY TRANSACTION GAIN	9,410	29,984	—	39,394
INTERCOMPANY INTEREST	5,455	(5,455)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	80,290	—	(80,290)	—

INCOME BEFORE INCOME TAXES	55,190	84,737	(80,290)	59,637
INCOME TAX EXPENSE	(435)	(5,334)	—	(5,769)

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	54,755	79,403	(80,290)	53,868
EXTRAORDINARY ITEM	—	887	—	887

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	54,755	80,290	(80,290)	54,755
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	—

NET INCOME	54,755	80,290	(80,290)	54,755
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(1,678)	—	—	(1,678)

INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$53,077	$80,290	$(80,290)	$53,077

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2005
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,255	$41,744	$—	$42,999
Accounts receivable	—	141,909	—	141,909
Prepaid expenses and other current assets	1,596	30,309	—	31,905

Total current assets	2,851	213,962	—	216,813
INTERCOMPANY RECEIVABLES	—	187,999	(187,999)	—
INVESTMENTS IN SUBSIDIARIES	282,447	—	(282,447)	—
RESTRICTED CASH	—	10,619	—	10,619
PROPERTY AND EQUIPMENT—Net	—	285,881	—	285,881
GOODWILL	—	85,745	—	85,745
OTHER INTANGIBLE ASSETS—Net	—	11,392	—	11,392
OTHER ASSETS	4,738	25,901	—	30,639

TOTAL ASSETS	$290,036	$821,499	$(470,446)	$641,089

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,275	$81,666	$—	$83,941
Accrued interconnection costs	—	64,333	—	64,333
Deferred revenue	—	30,037	—	30,037
Accrued expenses and other current liabilities	62	31,338	—	31,400
Accrued income taxes	1,770	14,569	—	16,339
Accrued interest	4,540	8,728	—	13,268
Current portion of long-term obligations	—	16,092	—	16,092

Total current liabilities	8,647	246,763	—	255,410
INTERCOMPANY PAYABLES	187,999	—	(187,999)	—
LONG-TERM OBLIGATIONS	256,179	362,941	—	619,120
OTHER LIABILITIES	—	2,893	—	2,893

Total liabilities	452,825	612,597	(187,999)	877,423

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,053	—	—	1,053
Additional paid-in capital	686,196	1,161,937	(1,161,937)	686,196
Accumulated deficit	(850,038)	(879,490)	879,490	(850,038)
Accumulated other comprehensive loss	—	(73,545)	—	(73,545)

Total stockholders’ equity (deficit)	(162,789)	208,902	(282,447)	(236,334)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$290,036	$821,499	$(470,446)	$641,089

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,967	$47,701	$—	$49,668
Accounts receivable	—	190,208	—	190,208
Prepaid expenses and other current assets	1,214	36,251	—	37,465

Total current assets	3,181	274,160	—	277,341
INTERCOMPANY RECEIVABLES	—	158,896	(158,896)	—
INVESTMENTS IN SUBSIDIARIES	407,952	—	(407,952)	—
RESTRICTED CASH	—	16,963	—	16,963
PROPERTY AND EQUIPMENT—Net	—	326,646	—	326,646
GOODWILL	—	83,346	—	83,346
OTHER INTANGIBLE ASSETS—Net	—	27,200	—	27,200
OTHER ASSETS	6,144	20,960	—	27,104

TOTAL ASSETS	$417,277	$908,171	$(566,848)	$758,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,197	$122,805	$—	$125,002
Accrued interconnection costs	—	80,048	—	80,048
Deferred revenue	—	35,219	—	35,219
Accrued expenses and other current liabilities	1,577	31,405	—	32,982
Accrued income taxes	3,863	15,643	—	19,506
Accrued interest	5,139	8,669	—	13,808
Current portion of long-term obligations	—	17,122	—	17,122

Total current liabilities	12,776	310,911	—	323,687
INTERCOMPANY PAYABLES	158,896	—	(158,896)	—
LONG-TERM OBLIGATIONS	281,734	260,496	—	542,230
OTHER LIABILITIES	—	1,439	—	1,439

Total liabilities	453,406	572,846	(158,896)	867,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	900	—	—	900
Additional paid-in capital	658,629	1,161,937	(1,161,937)	658,629
Accumulated deficit	(695,658)	(753,985)	753,985	(695,658)
Accumulated other comprehensive loss	—	(72,627)	—	(72,627)

Total stockholders’ deficit	(36,129)	335,325	(407,952)	(108,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$417,277	$908,171	$(566,848)	$758,600

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2005
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(154,380)	$(125,505)	$125,505	$(154,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	21,522	—	21,522
Depreciation and amortization	—	87,729	—	87,729
Loss on sale of assets	—	24	—	24
Loss on disposal of assets	—	13,356	—	13,356
Equity in net loss of subsidiary	125,505	—	(125,505)	—
Equity investment loss	—	249	—	249
Loss on early extinguishment of debt	1,693	—	—	1,693
Minority interest share of loss	—	(381)	—	(381)
Unrealized foreign currency transaction loss on intercompany and foreign debt	1,274	9,934	—	11,208
Changes in assets and liabilities, net of acquisition:			—
Decrease in accounts receivable	—	19,276	—	19,276
(Increase) decrease in prepaid expenses and other current assets	(383)	4,460	—	4,077
(Increase) decrease in other assets	1,171	(2,770)	—	(1,599)
(Increase) decrease in intercompany balance	27,829	(27,829)	—	—
Increase (decrease) in accounts payable	78	(33,870)	—	(33,792)
Decrease in accrued interconnection costs	—	(12,297)	—	(12,297)
Decrease, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(3,606)	(3,707)	—	(7,313)
Increase (decrease) in accrued interest	(149)	59	—	(90)

Net cash used in operating activities	(968)	(49,750)	—	(50,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(49,823)	—	(49,823)
Cash used for business acquisitions, net of cash acquired	—	(243)	—	(243)
Decrease in restricted cash	—	5,813	—	5,813

Net cash used in investing activities	—	(44,253)	—	(44,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	109,717	—	109,717
Principal payments on capital leases, vendor financing and other long-term obligations	—	(20,269)	—	(20,269)
Proceeds from sale of common stock	256	—	—	256

Net cash provided by financing activities	256	89,448	—	89,704

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(1,402)	—	(1,402)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(712)	(5,957)	—	(6,669)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,967	47,701	—	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,255	$41,744	$—	$42,999

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2004
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,581)	$23,014	$(23,014)	$(10,581)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	20,210	—	20,210
Non-cash compensation expense	10	—	—	10
Depreciation and amortization	—	92,744	—	92,744
Loss on sale of fixed assets	—	1,941	—	1,941
Asset impairment write-down	—	1,624	—	1,624
Equity in net income of subsidiary	(23,014)	—	23,014	—
Equity investment loss	—	412	—	412
(Gain) loss on early extinguishment of debt	11,958	(976)	—	10,982
Minority interest share of loss	—	(452)	—	(452)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	2,682	(13,158)	—	(10,476)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	361	—	361
Decrease in prepaid expenses and other current assets	198	3,504	—	3,702
(Increase) decrease in other assets	1,346	(12,273)	—	(10,927)
(Increase) decrease in intercompany balance	222,414	(222,414)	—	—
Increase in accounts payable	949	6,994	—	7,943
Decrease in accrued interconnection costs	—	(20,155)	—	(20,155)
Increase (decrease) in accrued expenses, other current liabilities, accrued income taxes and other liabilities	3,013	(17,893)	—	(14,880)
Increase (decrease) in accrued interest	(7,224)	8,162	—	938

Net cash provided by (used in) operating activities	201,751	(128,355)	—	73,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(41,786)	—	(41,786)
Cash used for business acquisitions, net of cash acquired	—	(29,608)	—	(29,608)
Increase in restricted cash	—	(4,186)	—	(4,186)

Net cash used in investing activities	—	(75,580)	—	(75,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	235,240	—	235,240
Purchase of the Company’s debt securities	(202,972)	(4,500)	—	(207,472)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(35,564)	—	(35,564)
Proceeds from sale of common stock	1,402	—	—	1,402

Net cash (used in) provided by financing activities	(201,570)	195,176	—	(6,394)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(5,820)	—	(5,820)

NET CHANGE IN CASH AND CASH EQUIVALENTS	181	(14,579)	—	(14,398)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,786	62,280	—	64,066

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,967	$47,701	$—	$49,668

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2003
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$54,755	$80,290	$(80,290)	$54,755
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	22,117	—	22,117
Non-cash compensation expense	—	472	—	472
Stock issuance —401(k) Plan and Restricted Stock Plan	—	258	—	258
Depreciation, amortization and accretion	51	86,016	—	86,067
Asset impairment write-down	—	2,668	—	2,668
Loss on sale of fixed assets	—	804	—	804
Equity in net income of subsidiary	(80,290)	—	80,290	—
Equity investment loss	—	2,678	—	2,678
Gain on early extinguishment of debt	(8,810)	(4,135)	—	(12,945)
Extraordinary Item	—	—	—	—
Minority interest share of loss	—	(348)	—	(348)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(33,122)	(8,622)	—	(41,744)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	(26,708)	—	(26,708)
Decrease in prepaid expenses and other current assets	155	4,200	—	4,355
Decrease in other assets	1,695	1,958	—	3,653
Decrease in intercompany receivables	108,705	(108,705)	—	—
Increase (decrease) in accounts payable	375	(9,271)	—	(8,896)
Decrease in accrued interconnection costs	—	(19,541)	—	(19,541)
Increase (decrease) in accrued expenses, other current liabilities and other liabilities	1,324	(396)	—	928
Increase (decrease) in accrued interest	(3,183)	264	—	(2,919)

Net cash provided by operating activities	41,655	23,999	—	65,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(24,746)	—	(24,746)
Cash used for business acquisitions, net of cash acquired	—	(2,175)	—	(2,175)
Decrease in restricted cash	—	1,292	—	1,292

Net cash used in investing activities	—	(25,629)	—	(25,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	126,800	9,125	—	135,925
Purchase of the Company’s debt securities	(86,119)	—	—	(86,119)
Principal payments on capital leases, vendor financing and other long-term obligations	(91,652)	(38,775)	—	(130,427)
Proceeds from minority interest	—	39	—	39
Proceeds from sale of convertible preferred stock, net	8,895	—	—	8,895
Proceeds from sale of common stock	1,617	—	—	1,617

Net cash used in financing activities	(40,459)	(29,611)	—	(70,070)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,619	—	1,619

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,196	(29,622)	—	(28,426)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	590	91,902	—	92,492

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,786	$62,280	$—	$64,066

25. SUBSEQUENT EVENT

On March 13, 2006, the Company entered into a subscription agreement (the “Subscription Agreement”) with an existing stockholder (the “Investor”), pursuant to which it sold 6,666,667 shares of the Company’s common stock pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-110241), as supplemented by the Prospectus Supplement dated March 13, 2006. On March 15, 2006, the closing of the offering was completed. The aggregate number of shares of common stock issued by the Company under the Subscription Agreement represents approximately 5.86% of the Company’s outstanding common stock as of March 13, 2006 after giving effect to the issuance of such shares. The purchase price per share of $0.75 represents a discount of 6.13% from the closing price of the Company’s common stock on the Nasdaq National Market on March 10, 2006.

In February 2006, the Company exchanged $26.5 million principal amount of the Company’s 5 3/4% convertible subordinated debentures due 2007 for $26.5 million principal amount of the Company’s step up convertible subordinated debentures due August 2009 (“New Convertible Debentures”). The New Convertible Debentures will mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The New Convertible Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009. The Indenture, dated February 27, 2006, contains various events of default, including payment defaults, breach of covenants, acceleration of any indebtedness of $25.0 million or more, failure to pay a judgment in excess of $25.0 million and bankruptcy events. The New Convertible Debentures are subordinated to all indebtedness of the Company, except for other subordinated indebtedness.

In January 2006, the Company’s wholly owned Canadian subsidiary entered into an Amended and Restated Loan Agreement (the “Amended Agreement”) related to its existing secured non-revolving term loan facility with a Canadian financial institution. The Amended Agreement extended the maturity date for the facility to April 2008 from April 2007, reaffirmed the interest rate of 7.75%, altered selected financial covenants including reducing the minimum quarterly EBITDA (as defined by the agreement) requirement and increasing the allowable leverage ratio, reduced the maximum loan balance from 42 million CAD ($37 million United States dollar (USD) at January 31, 2006) to 32 million CAD ($28 million USD at January 31, 2006) and established quarterly principal payments of 1 million CAD ($0.9 million USD at January 31, 2006) commencing in April 2007. On February 1, 2006 the Company drew the remaining 17 million CAD ($15 million USD at January 31, 2006) available under the loan facility.

In January 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million principal amount of the October 1999 Senior Notes resulting in a gain on early extinguishment of debt of $1.2 million.

SCHEDULE II

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s allowance accounts for the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2003	$23,406	$22,117	$(24,598)	$50	$20,975
2004	$20,975	$20,210	$(21,153)	$—	$20,032
2005	$20,032	$21,522	$(24,766)	$—	$16,788

	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2003	$245,950	$—	$(26,386)	$—	$219,564
2004	$219,564	$15,691	$—	$—	$235,255
2005	$235,255	$26,681	$—	$—	$261,936

S-1