Form 10-Q
period 2006-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2006-05-10
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2006
Common Stock $0.01 par value	113,798,235

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
NET REVENUE	$272,379	$313,718

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	180,247	202,095
Selling, general and administrative	77,269	105,533
Depreciation and amortization	17,909	22,963
Loss on sale or disposal of assets	1,036	—

Total operating expenses	276,461	330,591

LOSS FROM OPERATIONS	(4,082)	(16,873)

INTEREST EXPENSE	(13,679)	(12,442)
ACCRETION ON DEBT DISCOUNT	(392)	—
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	2,523	—
EQUITY INVESTMENT LOSS	—	(281)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	2,613	—
INTEREST AND OTHER INCOME	568	576
FOREIGN CURRENCY TRANSACTION LOSS	(1,967)	(3,135)

LOSS BEFORE INCOME TAXES	(14,416)	(32,155)
INCOME TAX EXPENSE	(1,282)	(2,472)

NET LOSS	$(15,698)	$(34,627)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(0.38)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	107,882	90,059

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,711	$42,999
Accounts receivable (net of allowance for doubtful accounts receivable of $14,643 and $16,788)	126,096	141,909
Prepaid expenses and other current assets	29,224	31,905

Total current assets	214,031	216,813
RESTRICTED CASH	9,103	10,619
PROPERTY AND EQUIPMENT—Net	275,899	285,881
GOODWILL	85,778	85,745
OTHER INTANGIBLE ASSETS—Net	9,624	11,392
OTHER ASSETS	29,899	30,639

TOTAL ASSETS	$624,334	$641,089

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$79,624	$83,941
Accrued interconnection costs	57,436	64,333
Deferred revenue	28,234	30,037
Accrued expenses and other current liabilities	38,239	31,400
Accrued income taxes	17,416	16,339
Accrued interest	8,831	13,268
Derivatives embedded within convertible debt, at estimated fair value	13,140	—
Current portion of long-term obligations	15,281	16,092

Total current liabilities	258,201	255,410
LONG-TERM OBLIGATIONS (net of discount of $16,985 and $0)	609,776	619,120
OTHER LIABILITIES	2,861	2,893

Total liabilities	870,838	877,423

COMMITMENTS AND CONTINGENCIES (See Note 6.)

STOCKHOLDERS’ DEFICIT:
Preferred stock: not designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—150,000,000 shares authorized; 113,787,301 and 105,254,552 shares issued and outstanding	1,138	1,053
Additional paid-in capital	692,544	686,196
Accumulated deficit	(865,736)	(850,038)
Accumulated other comprehensive loss	(74,450)	(73,545)

Total stockholders’ deficit	(246,504)	(236,334)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$624,334	$641,089

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,698)	$(34,627)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	3,943	5,986
Stock compensation expense	113	—
Depreciation and amortization	17,909	22,963
Loss on sale or disposal of assets	1,036	—
Accretion of debt discount	392	—
Equity investment write-off and loss	—	281
Change in estimated fair value of embedded derivatives	(2,523)	—
Gain on early extinguishment of debt	(2,613)	—
Minority interest share of loss	(101)	(123)
Unrealized foreign currency transaction loss on intercompany and foreign debt	1,366	1,433
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	11,784	12,459
Decrease in prepaid expenses and other current assets	2,676	1,360
Decrease in other assets	190	617
Decrease in accounts payable	(4,434)	(11,949)
Decrease in accrued interconnection costs	(6,873)	(7,329)
Increase (decrease), net, in deferred revenue, accrued expenses, accrued income taxes, other current liabilities and other liabilities	6,207	(1,719)
Decrease in accrued interest	(4,348)	(3,281)

Net cash provided by (used in) operating activities	9,026	(13,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,388)	(14,234)
Cash used for business acquisitions, net of cash acquired	(62)	(165)
Decrease in restricted cash	1,349	3,640

Net cash used in investing activities	(8,101)	(10,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	14,790	97,000
Principal payments on capital leases, vendor financing and other long-term obligations	(4,591)	(5,310)
Proceeds from sale of common stock, net of issuance costs	4,970	122

Net cash provided by financing activities	15,169	91,812

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(382)	(508)

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,712	66,616
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,999	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,711	$116,284

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17,365	$15,083
Cash paid for taxes	$653	$1,153
Non-cash investing and financing activities:
Capital lease additions	$21	$778
Business acquisition, financed by long-term obligations	$—	$984
Settlement of outstanding debt with issuance of common stock	$1,351	$—
Settlement of outstanding debt with issuance of new convertible debt	$(27,417)	$—
Issuance of new convertible debt in exchange for convertible subordinated debentures	$27,481	$—

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
NET LOSS	$(15,698)	$(34,627)

OTHER COMPREHENSIVE LOSS, NET OF TAX—
Foreign currency translation adjustment	(905)	(2,233)

COMPREHENSIVE LOSS	$(16,603)	$(36,860)

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (“the Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”), 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”) and approximately 85% of Direct Internet Limited (“DIL”), in all of which the Company has a controlling interest. The Company has agreed to purchase an additional 39% of Matrix with the purchase price to be paid in the Company’s common stock and is awaiting certain conditions to be met before closing can be completed. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc. (“Bekko”).

Presentation of sales taxes collected—The Company reports any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer (including sales, use, value-added and some excise taxes) on a net basis (excluded from revenues).

Stock-Based Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123(R), and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company issues new shares of common stock upon the exercise of stock options.

The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future. The Company also has an Employee Stock Purchase Plan which allows for employees to elect to purchase stock at 85% of fair market value (determined monthly) and is considered compensatory under SFAS No. 123(R).

The Company recorded an incremental $113 thousand of stock-based compensation expense during the three months ended March 31, 2006 as a result of the adoption of SFAS No. 123(R). The following table presents the impact of the adoption of SFAS No. 123(R) (in thousands) on selected statement of operations line items for the three months ended March 31, 2006:

	For the Three Months Ended March 31, 2006
	As Reported Under SFAS No. 123(R)	As Previously Determined Under APB No. 25	Difference
Net loss	$(15,698)	$(15,585)	$(113)

Basic loss per share	$(0.15)	$(0.15)	$0

Diluted loss per share	$(0.15)	$(0.15)	$0

Prior to the adoption on January 31, 2006 of SFAS No. 123(R), the Company used the intrinsic value method to account for these plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation during 2005.

	For the Three Months Ended March 31, 2005
	As Determined Under SFAS No. 123(R)	As Reported Under APB No. 25	Difference
Net loss	$(36,250)	$(34,627)	$(1,623)

Basic loss per share	$(0.40)	$(0.38)	$(0.02)

Diluted loss per share	$(0.40)	$(0.38)	$(0.02)

The weighted average fair value at date of grant for options granted during the three months ended March 31, 2006 and March 31, 2005 was $0.60 and $1.04 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended March 31, 2005
	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	98.4%	103.55%
Risk-free interest rate	4.5%	3.8%
Expected option term	4 years	4 years

Under SFAS No. 123(R), the Company is required to apply expense recognition provisions beginning January 1, 2006. As of March 31, 2006, we had 2.0 million unvested awards outstanding of which $1.0 million of compensation expense will be recognized over the weighted average remaining vesting period of 2.7 years.

On December 21, 2005, the Company accelerated the vesting of certain unvested stock options previously awarded under the Company’s Equity Incentive Plan and Director Plan. The Company took this action because the future costs to be recognized if this action were not taken were disproportionate to the employee retention value of the stock options. As a result of this action, stock options to purchase up to 1.5 million shares of common stock, which would otherwise have vested over the next three years, became exercisable effective December 21, 2005. These stock options have exercise prices ranging from $1.61 to $6.30 per share. Based upon the closing stock price for the Company’s common stock of $0.82 per share on December 21, 2005, all of these stock options were “under water” or “out-of-the-money.” Of the stock options whose vesting was accelerated, 0.6 million stock options were held by executive officers and 30,000 stock options were held by non-employee directors. Outstanding unvested stock options to purchase 1.5 million shares of the Company’s common stock, with per share exercise prices ranging from $0.62 to $0.92, were not accelerated.

Derivative Instruments—The Company does not hold or issue derivative instruments for trading purposes. The Company has entered into financing arrangements that contain embedded derivative features. The Company accounts for these arrangements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as well as related interpretations of these standards. The Company bifurcates embedded derivatives that are not clearly and closely related to the host contract and records them as a liability in its balance sheet at their estimated fair value. Changes in their estimated fair value are recognized in earnings during the period of change.

The Company, with the assistance of a third party, estimates the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derive their value primarily based on changes in the price and volatility of the Company’s common stock. Due to the term of three and one-half years for the Step Up Convertible Subordinated Debentures and the historical volatility of the Company’s common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on the Company’s results of operations.

Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts, if any, that the Company may eventually pay to settle these embedded derivatives.

Use of Estimates—Accounting for derivatives is based upon valuations of derivative instruments determined using various valuation techniques including Black-Scholes and binomial pricing methodologies. The Company considered such valuations to be significant estimates.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its results of operations and financial position.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$188,084	$(178,839)	$9,245	$190,370	$(179,863)	$10,507
Brand name acquired	3,341	(3,341)	0	3,420	(3,148)	272
Other	2,261	(1,882)	379	2,400	(1,787)	613

Total	$193,686	$(184,062)	$9,624	$196,190	$(184,798)	$11,392

Amortization expense for customer lists, brand name and other intangible assets for the three months ended March 31, 2006 and 2005 was $2.0 million and $4.8 million, respectively. The Company expects amortization expense for customer lists, brand name and other intangible assets for the remainder of 2006 and the fiscal years ended December 31, 2007, 2008 and 2009 to be approximately $3.2 million, $3.3 million, $2.5 million and $0.6 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	March 31, 2005	December 31, 2005
Goodwill	$85,778	$85,745

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows (in thousands):

	United States and Other	Canada	Europe	Asia-Pacific	Total
Balance as of January 1, 2006	$36,771	$31,427	$1,822	$15,725	$85,745
Effect of change in foreign currency exchange rates	222	78	32	(299)	33

Balance as of March 31, 2005	$36,993	$31,505	$1,854	$15,426	$85,778

4.	LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Obligations under capital leases	$6,635	$7,612
Leased fiber capacity	16,278	19,717
Senior secured term loan facility	99,000	99,250
Financing facility and other	31,386	17,454
Senior notes	306,560	309,060
Convertible senior notes	127,893	132,000
Step up convertible subordinated debentures	14,603	—
Convertible subordinated debentures	22,702	50,119

Subtotal	625,057	635,212
Less: Current portion of long-term obligations	(15,281)	(16,092)

Total long-term obligations	$609,776	$619,120

Payments of principal and interest were due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other	Senior Notes	Convertible Senior Notes	Step Up Convertible Subordinated Debentures	Convertible Subordinated Debentures	Total
2006 (as of March 31, 2006)	$12,060	$9,349	$2,374	$18,524	$2,475	$764	$653	$46,199
2007	6,608	12,363	2,911	27,924	4,950	1,820	23,355	79,931
2008	3,220	12,247	30,656	27,924	4,950	2,095	—	81,092
2009	1,524	12,131	32	99,484	4,950	29,679	—	147,800
2010	2,110	12,015	32	18,800	136,950	—	—	169,907
Thereafter	—	94,250	135	300,800	—	—	—	395,185

Total Minimum Principal & Interest Payments	25,522	152,355	36,140	493,456	154,275	34,358	24,008	920,114
Less: Amount Representing Cash Interest	(2,609)	(53,355)	(4,754)	(186,896)	(22,275)	(6,877)	(1,306)	(278,072)

	22,913	99,000	31,386	306,560	132,000	27,481	22,702	642,042
Less: Amount Representing Discount	—	—	—	—	(4,107)	(12,878)	—	(16,985)

	$22,913	$99,000	$31,386	$306,560	$127,893	$14,603	$22,702	$625,057

(1)	For the purpose of preparation of this table, we have assumed the interest rate of the $100 million Senior Secured Term Loan Facility to be 11.6%, which is the interest rate at March 31, 2006.

The indentures governing the senior notes, senior secured term loan facility, convertible senior notes, step up convertible subordinated debentures and convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company’s subsidiaries. The Company was in compliance with the above covenants at March 31, 2006.

Senior Secured Term Loan Facility

In February 2005, a direct wholly-owned subsidiary of the Company, Primus Telecommunications Holding, Inc. (PTHI), completed a six-year, $100 million senior secured term loan facility (the “Facility”). Each borrowing made under the Facility may be, at the election of PTHI at the time of the borrowing, a London Inter-Bank Offered Rate (LIBOR) loan (which will bear interest at a rate equal to LIBOR + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.0%). The interest rate at March 31, 2006 was 11.6%. The Facility contains no financial maintenance covenants. The Company borrowed $100 million under this facility in February 2005. The Facility will be repaid in 24 quarterly installments, which began on June 30, 2005, at a rate of one percent of the principal per year over the next five years and nine months, and the remaining balance repaid on the sixth anniversary date of the Facility, with early redemption at a premium to par at PTHI’s option at any time after February 18, 2006. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries.

Senior Notes, Convertible Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures

In the first quarter 2006, the Company completed the exchange of $27.4 million principal amount of the Company’s 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) for $27.5 million principal amount of the Company’s step up convertible subordinated debentures due August 2009 (“Step Up Convertible Subordinated Debentures”) through two transactions. The Company recognized a gain on early extinguishment of debt of $1.5 million in connection with this exchange. The Step Up Convertible

Subordinated Debentures will mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The Step Up Convertible Subordinated Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009. The Step Up Convertible Subordinated Debentures are convertible in the aggregate into 23,151,643 shares of the Company’s common stock. The Indenture permits the Company, at its sole option, to require conversion if the Company’s stock trades at 150% of the conversion price for at least 20 days within a 30 day period. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The Step Up Convertible Subordinated Debentures are subordinated to all indebtedness of the Company, except for other subordinated indebtedness.

At the time of issuance of the Step Up Convertible Subordinated Debentures, the Company did not have sufficient authorized and unissued shares of common stock to satisfy exercise and conversion of all of its convertible instruments. Accordingly, the Company determined that the Step Up Convertible Subordinated Debentures, the 5 3/4% Convertible Subordinated Debentures due 2007 (“2000 Convertible Subordinated Debentures”) and the 3 3/4% Convertible Senior Notes due 2010 (“2003 Convertible Senior Notes”) were hybrid instruments with characteristics of a debt host agreement and contained embedded derivative features that had characteristics and risks that were not clearly and closely associated with the debt host. The conversion options were determined to be derivative instruments to be bifurcated and recorded as a current liability at fair value.

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 2003 Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company is accreting the difference between the face values of the Step Up Convertible Subordinated Debentures ($27.5 million) and the 2003 Convertible Senior Notes ($132 million) and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes. The effective interest rate of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes at March 31, 2006 was 29.2% and 5.2%, respectively.

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at March 31, 2006 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. During the year ended December 31, 2004, the Company reduced the principal balance of the senior note through $5.0 million of open market purchases.

In September 2003, the Company completed the sale of $132 million in aggregate principal amount of 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) with semi-annual interest payments due on March 15th and September 15th. The Company recorded $5.2 million in costs associated with the issuance of the 2003 Convertible Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at March 31, 2006 was 5.2%. Holders of these notes may convert their notes into the Company’s common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The notes are convertible in the aggregate into 14,157,925 shares of the Company’s common stock. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price.

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 2000 Convertible Subordinated Debentures with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. During the years ended December 31, 2001 and 2000, the Company reduced $36.4 million principal balance of the debentures through open market purchases and $192.5 million principal balance through exchanges for its common stock. The principal that was exchanged for common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $4.0 million principal amount of the 2000 Convertible Subordinated Debentures through open market purchases. During the year ended December 31, 2005, the Company exchanged 9,820,000 shares of the Company’s common stock for the extinguishment of $17.0 million in principal amount of these debentures. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt,” the Company recognized an induced conversion expense of $6.1 million in connection with this conversion. During the quarter ended March 31, 2006, the Company exchanged $27.4 million of the 2000 Convertible Subordinated Debentures for $27.5 million principal amount of the Company’s 2006 Step Up Convertible Subordinated Debentures. The remaining debentures are convertible at a conversion price of $49.7913 per share in the aggregate into 455,943 shares of the Company’s common stock. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price.

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12.75% senior notes due 2009 (the “October 1999 Senior Notes”). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the October 1999 Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million in principal amount of these senior notes. During the quarter ended March 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million in principal amount of these senior notes.

Leased Fiber Capacity

Beginning September 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term. The effective interest rate on current borrowings is 7.4%. The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. At March 31, 2006 and December 31, 2005, the Company had a liability recorded under this agreement in the amount of $9.1 million and $10.7 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million AUD ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. At March 31, 2006 and December 31, 2005, the Company had a liability recorded in the amount of $7.1 million (10.1 million AUD) and $9.0 million (12.4 million AUD), respectively.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement with Alleasing Finance Australia United for network equipment. Payments will be made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.3%. At March 31, 2006 and December 31, 2005, the Company had a liability recorded under this agreement in the amount $5.2 million (7.3 million AUD) and $6.1 million (8.4 million AUD), respectively.

In April 2004, Primus Canada entered into a loan agreement with a Canadian financial institution. The agreement provided for a $34.6 million (42 million CAD) two-year non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes of the Company and is secured by the assets of Primus Canada’s operations. In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement that extended the maturity date one year to April 2007. In January 2006, Primus Canada entered into an Amended and Restated Loan Agreement that extended the maturity date one year to April 2008. The agreement is now a four-year non-revolving term loan credit facility bearing an interest rate of 7.75%. The new agreement reduced the maximum loan balance from $36.6 million (42 million CAD) to $27.9 million (32 million CAD) and established quarterly principal payments of $0.9 million (1 million CAD) commencing in April 2007. In February 2006, the Company drew the remaining $14.8 million (17 million CAD) available under the amended loan facility. At March 31, 2006 and December 31, 2005, the Company had an outstanding liability of $27.4 million (32 million CAD) and $12.8 million (15.0 million CAD), respectively. An affiliate of Primus Canada has an additional loan facility agreement with the Canadian financial institution and had a liability under this facility of $2.6 million (3.0 million CAD) and $2.6 million (3.0 million CAD) at March 31, 2006 and December 31, 2005, respectively.

5.	DERIVATIVES

The Step Up Convertible Subordinated Debentures, 2000 Convertible Subordinated Debentures and the 2003 Convertible Senior Notes each contain an embedded derivative that requires separate valuation. The Company determined the fair value of the embedded conversion features within the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes at the time of issuance to be $11.5 million and $4.2 million, respectively. The Company determined that the embedded conversion feature within the 2000 Convertible Subordinated Debentures had no value. At March 31, 2006, the Company determined the fair value of the embedded conversion features within the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes to be $9.7 million and $3.4 million, respectively. The Company determined that the embedded conversion feature within the 2000 Convertible Subordinated Debentures still had no value. The change in fair value of $2.5 million was recorded as other income for the three months ended March 31, 2006.

6.	COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of March 31, 2006 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2006 (as of March 31, 2006)	$12,060	$4,900	$11,190
2007	6,608	300	12,212
2008	3,220	—	8,644
2009	1,524	—	6,274
2010	2,110	—	4,176
Thereafter	—	—	4,502

Total minimum lease payments	25,522	5,200	46,998
Less: Amount representing interest	(2,609)	—	—

	$22,913	$5,200	$46,998

The Company has contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $3.7 million and $7.9 million for the three months ended March 31, 2006 and 2005, respectively.

Rent expense under operating leases was $4.4 million and $5.0 million for the three months ended March 31, 2006 and 2005, respectively.

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company believes that any aggregate liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

7.	STOCK-BASED COMPENSATION

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for the three months ended March 31, 2006 and 2005. During the year ended December 31, 2004, the Company cancelled 494 shares of restricted stock (which were issued prior to 2001) due to the termination of certain employees and agents, respectively. As of March 31, 2006, of the remaining issued shares, none are considered restricted.

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

On December 21, 2005, the Company accelerated the vesting of certain unvested stock options previously awarded under the Company’s Equity Incentive Plan and Director Plan. The Company took this action because the future costs to be recognized if this action were not taken were disproportionate to the employee retention value of the stock options. As a result of this action, stock options to purchase up to 1.5 million shares of common stock, which would otherwise have vested over the next three years, became exercisable effective December 21, 2005. These stock options have exercise prices ranging from $1.61 to $6.30 per share. Based upon the closing stock price for the Company’s common stock of $0.82 per share on December 21, 2005, all of these stock options were “under water” or “out-of-the-money.” Of the stock options whose vesting was accelerated, 0.6 million stock options were held by executive officers and 30,000 stock options were held by non-employee directors. Outstanding unvested stock options to purchase 1.5 million shares of the Company’s common stock, with per share exercise prices ranging from $0.62 to $0.92, were not accelerated.

A summary of stock option activity during the three months ended March 31 is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—Beginning of quarter	9,316,005	$2.36	8,606,888	$2.92
Granted	627,500	$0.79	10,000	$1.80
Exercised	—	$—	(34,250)	$1.57
Forfeitures	(1,193,831)	$2.23	(113,502)	$8.62

Outstanding—end of quarter	8,749,674	$2.26	8,469,136	$2.85

Eligible for exercise—end of quarter	6,764,674		5,887,766

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Outstanding Price	Intrinsic Value	Total Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.54 to $0.76	130,001	4.92	$0.64	$16,900	128,001	$0.64	$16,640
$0.77	500,000	9.84	$0.77	—	—	$—	—
$0.79 to $0.88	192,500	8.48	$0.86	—	15,000	$0.79	—
$0.90	896,139	5.02	$0.90	—	896,139	$0.90	—
$0.92	1,305,500	9.61	$0.92	—	—	$—	—
$0.93 to $1.61	54,500	8.38	$1.27	—	54,500	$1.27	—
$1.65	1,828,735	6.72	$1.65	—	1,828,735	$1.65	—
$1.80 to $2.38	2,057,400	6.59	$1.97	—	2,057,400	$1.97	—
$3.03 to $6.30	1,736,499	8.17	$5.12	—	1,736,499	$5.12	—
$12.31 to $17.44	24,850	3.42	$14.39	—	24,850	$14.39	—
$31.94 to $33.38	23,550	4.09	$33.38	—	23,550	$33.38	—

	8,749,674			$16,900	6,764,674		$16,640

8.	GAIN OR LOSS ON EARLY EXTINGUISHMENT OF DEBT

In March 2006, the Company exchanged $27.4 million principal amount of the Company’s 2000 Convertible Subordinated Debentures for $27.5 million principal amount of the Company’s 2006 Step Up Convertible Subordinated Debentures resulting in a gain on early extinguishment of debt of $1.5 million including the write-off of related deferred financing costs. In January 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million in principal amount of the October 1999 Senior Notes resulting in a $1.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

9.	OPERATING SEGMENT AND RELATED INFORMATION

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

Summary information with respect to the Company’s segments is as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net Revenue
United States and Other
United States	$47,629	$54,910
Other	987	740

Total United States and Other	48,616	55,650

Canada
Canada	70,546	62,996

Total Canada	70,546	62,996

Europe
United Kingdom	22,720	45,328
Germany	11,511	12,418
Netherlands	19,270	16,355
Other	16,513	22,664

Total Europe	70,014	96,765

Asia-Pacific
Australia	78,209	92,522
Other	4,994	5,785

Total Asia-Pacific	83,203	98,307

Total	$272,379	$313,718

Income (Loss) from Operations
United States and Other	$(8,123)	$(18,085)
Canada	8,539	6,523
Europe	(5,534)	(6,652)
Asia-Pacific	1,036	1,341

Total	$(4,082)	$(16,873)

Capital Expenditures
United States and Other	$875	$3,609
Canada	4,683	2,505
Europe	464	1,491
Asia-Pacific	3,366	6,629

Total	$9,388	$14,234

The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	March 31, 2006	December 31, 2005
Assets
United States and Other
United States	$131,400	$134,360
Other	7,663	7,226

Total United States and Other	139,063	141,586
Canada
Canada	159,861	157,155

Total Canada	159,861	157,155

Europe
United Kingdom	33,718	35,685
Germany	13,930	13,374
Netherlands	10,178	13,379
Other	53,279	57,019

Total Europe	111,105	119,457

Asia-Pacific
Australia	191,443	200,148
Other	22,862	22,743

Total Asia-Pacific	214,305	222,891

Total	$624,334	$641,089

The Company offers three main products—voice, data/Internet and VOIP in all of our segments. Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	Three months ended March 31,
	2006	2005
Voice	$197,620	$244,192
Data/Internet	45,329	47,041
VOIP	29,430	22,485

Total	$272,379	$313,718

10.	BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period.

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon conversion of its 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures and the Step Up Convertible Subordinated Debentures.

The Company had no dilutive common share equivalents during the three months ended March 31, 2006 and the three months ended March 31, 2005. For the three months ended March 31, 2006, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	8.7 million shares issuable under the Company’s stock option compensation plans,

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes,

•	0.5 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures, and

•	23.2 million shares issuable upon the conversion of the Step Up Convertible Subordinated Debentures.

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

PTHI’s 2004 Senior Notes are fully and unconditionally guaranteed by Primus Telecommunications Group, Incorporated (“PTGI”). Accordingly, the following consolidating condensed financial information as of March 31, 2006 and December 31, 2005, and for the three-month periods ended March 31, 2006 and March 31, 2005 are included for (a) PTGI on a stand-alone basis; (b) PTHI and its subsidiaries; and (c) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended March 31, 2006
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$272,379	$—	$272,379

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	180,247	—	180,247
Selling, general and administrative	2,139	75,130	—	77,269
Depreciation and amortization	—	17,909	—	17,909
Loss on sale or disposal of assets		1,036	—	1,036

Total operating expenses	2,139	274,322	—	276,461

LOSS FROM OPERATIONS	(2,139)	(1,943)	—	(4,082)

INTEREST EXPENSE	(4,585)	(9,094)	—	(13,679)
ACCRETION ON DEBT DISCOUNT	(392)	—	—	(392)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDED WITHIN CONVERTIBLE DEBT	2,523	—	—	2,523
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	2,728	(115)	—	2,613
INTEREST AND OTHER INCOME	30	538	—	568
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	3,010	(4,977)	—	(1,967)
INTERCOMPANY INTEREST	1,058	(1,058)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(17,825)	—	17,825	—

LOSS BEFORE INCOME TAXES	(15,592)	(16,649)	17,825	(14,416)
INCOME TAX EXPENSE	(106)	(1,176)	—	(1,282)

NET LOSS	$(15,698)	$(17,825)	$17,825	$(15,698)

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	March 31, 2006
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,550	$56,161	$—	$58,711
Accounts receivable	—	126,096	—	126,096
Prepaid expenses and other current assets	1,136	28,088	—	29,224

Total current assets	3,686	210,345	—	214,031

INTERCOMPANY RECEIVABLES	—	186,377	(186,377)	—
INVESTMENTS IN SUBSIDIARIES	264,622	—	(264,622)	—
RESTRICTED CASH	—	9,103	—	9,103
PROPERTY AND EQUIPMENT—Net	—	275,899	—	275,899
GOODWILL	—	85,778	—	85,778
OTHER INTANGIBLE ASSETS—Net	—	9,624	—	9,624
OTHER ASSETS	4,289	25,610	—	29,899

TOTAL ASSETS	$272,597	$802,736	$(450,999)	$624,334

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,208	$78,416	$—	$79,624
Accrued interconnection costs	—	57,436	—	57,436
Deferred revenue	—	28,234	—	28,234
Accrued expenses and other current liabilities	482	37,757	—	38,239
Accrued income taxes	1,856	15,560	—	17,416
Accrued interest	4,830	4,001	—	8,831
Derivatives embedded within convertible debt, at estimated fair value	13,140	—		13,140
Current portion of long-term obligations	—	15,281	—	15,281

Total current liabilities	21,516	236,685	—	258,201

INTERCOMPANY PAYABLES	186,377	—	(186,377)	—
LONG-TERM OBLIGATIONS (net of discount of $16,985)	236,758	373,018	—	609,776
OTHER LIABILITIES	—	2,861	—	2,861

Total liabilities	444,651	612,564	(186,377)	870,838

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,138	—	—	1,138
Additional paid-in capital	692,544	1,161,937	(1,161,937)	692,544
Accumulated deficit	(865,736)	(897,315)	897,315	(865,736)
Accumulated other comprehensive loss	—	(74,450)	—	(74,450)

Total stockholders’ equity (deficit)	(172,054)	190,172	(264,622)	(246,504)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$272,597	$802,736	$(450,999)	$624,334

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31, 2006
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,698)	$(17,825)	$17,825	$(15,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	3,943	—	3,943
Stock compensation expense	—	113	—	113
Depreciation and amortization	—	17,909	—	17,909
Loss on sale or disposal of assets	—	1,036	—	1,036
Accretion of debt discount	392	—		392
Equity in net loss of subsidiary	17,825	—	(17,825)	—
Change in estimated fair value of embedded derivatives	(2,523)	—		(2,523)
(Gain) loss on early extinguishment of debt	(2,728)	115	—	(2,613)
Minority interest share of loss	—	(101)	—	(101)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(2,970)	4,336	—	1,366
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	11,784	—	11,784
Decrease in prepaid expenses and other current assets	461	2,215	—	2,676
(Increase) decrease in other assets	290	(100)	—	190
(Increase) decrease in intercompany balance	1,461	(1,461)	—	—
Decrease in accounts payable	(1,067)	(3,367)	—	(4,434)
Decrease in accrued interconnection costs	—	(6,873)	—	(6,873)
Increase, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	503	5,704	—	6,207
Increase (decrease) in accrued interest	379	(4,727)	—	(4,348)

Net cash provided by (used in) operating activities	(3,675)	12,701	—	9,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(9,388)	—	(9,388)
Cash used for business acquisitions, net of cash acquired	—	(62)	—	(62)
Decrease in restricted cash	—	1,349	—	1,349

Net cash used in investing activities	—	(8,101)	—	(8,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	14,790	—	14,790
Principal payments on capital leases, vendor financing and other long-term obligations	—	(4,591)	—	(4,591)
Proceeds from sale of common stock	4,970	—	—	4,970

Net cash provided by financing activities	4,970	10,199	—	15,169

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(382)	—	(382)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,295	14,417	—	15,712
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255	41,744	—	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,550	$56,161	$—	$58,711

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31, 2005
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,627)	$(36,942)	$36,942	$(34,627)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	5,986	—	5,986
Depreciation and amortization	—	22,963	—	22,963
Equity in net income of subsidiary	36,942	—	(36,942)	—
Equity investment loss	—	281	—	281
Minority interest share of loss	—	(123)	—	(123)
Unrealized foreign currency transaction loss on intercompany and foreign debt	170	1,263	—	1,433
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	12,459	—	12,459
Increase in prepaid expenses and other current assets	(74)	1,434	—	1,360
Decrease in other assets	310	307	—	617
(Increase) decrease in intercompany balance	(1,515)	1,515	—	—
Decrease in accounts payable	(143)	(11,806)	—	(11,949)
Decrease in accrued interconnection costs	—	(7,329)	—	(7,329)
Decrease in accrued expenses, other current liabilities, accrued income taxes and other liabilities	(32)	(1,687)	—	(1,719)
Increase (decrease) in accrued interest	431	(3,712)	—	(3,281)

Net cash provided by (used in) operating activities	1,462	(15,391)	—	(13,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(14,234)	—	(14,234)
Cash used for business acquisitions, net of cash acquired	—	(165)	—	(165)
Decrease in restricted cash	—	3,640	—	3,640

Net cash used in investing activities	—	(10,759)	—	(10,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	97,000	—	97,000
Principal payments on capital leases, vendor financing and other long-term obligations	—	(5,310)	—	(5,310)
Proceeds from sale of common stock	122	—	—	122

Net cash provided by financing activities	122	91,690	—	91,812

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(508)	—	(508)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,584	65,032	—	66,616
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,967	47,701	—	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,551	$112,733	$—	$116,284

12.	SUBSEQUENT EVENT

In May 2006, the Company entered into a Share Purchase Agreement (“SPA”) with Videsh Sanchar Nigam Limited (“VSNL”), a leading international telecommunications company and member of the TATA Group, whereby VSNL will purchase 100% of the stock of Direct Internet Limited (“DIL”), whose wholly-owned subsidiary, Primus Telecommunications India Limited (“PTIL”), is primarily engaged in providing fixed broadband wireless internet services to enterprise and retail customers in India. The Company owns approximately 85% of the stock of DIL through an indirect wholly-owned subsidiary. The remaining approximately 15% of the stock of DIL is owned by the manager of DIL and PTIL, who had founded the predecessor companies. The purchase consideration is approximately $16.7 million, as may be adjusted to reflect cash balances in DIL at closing. The Company expects to receive approximately $14.4 million in net proceeds from the transaction, before any closing adjustments. Consummation of the transaction is subject to a number of conditions precedent, which conditions are expected to be satisfied over the next few weeks. Under the SPA, the Company agrees to certain non-compete provisions regarding the business of DIL and PTIL and is a party to the SPA for the purpose of guaranteeing indemnity obligations of the Company’s subsidiary selling the stock of DIL. The net assets of DIL are approximately $6.6 million at March 31, 2006. For the three months ended March 31, 2006, DIL recorded revenue and income from operations of $2.8 million and $0.6 million, respectively. For the year ended December 31, 2005, DIL recorded revenue and income from operations of $10.8 million and $2.3 million, respectively.

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

Recent Product Initiatives Overview

We have selectively targeted opportunities to participate in major growth areas for telecommunications—local, wireless, broadband, and VOIP—which we call our new initiatives or new strategic initiatives. These initiatives have been accelerated in response to competitive developments described under “—Recent Competitive Developments; Our Four-Pronged Action Plan.” Our approach in these areas has common elements: focus on bundling services to end-user customers; leverage our existing global voice, data and Internet network; and utilize established distribution channels and back-office systems. We have continued to devote substantial resources in 2006 to our new strategic initiatives.

We believe the local services market is a major opportunity for revenue growth for us. During the third quarter of 2004, we began offering local line service in Canada on a resale basis. We bundle these services with our other product offerings of long distance voice and Internet access, in competition with incumbent local exchange carriers (ILECs) and cable companies. Our Canadian subsidiary posted record net revenues of $71 million in the first quarter 2006. The Canadian residential local telephone offering remained flat at approximately 73,000 lines in service. Local line growth was impeded by the conscious slowing of new customer acquisitions until our DSLAM network is ready to carry local line and DSL traffic on-net at substantial improvements to margin versus an off-net customer. Approximately 90% of new local customers in Canada add a bundled long distance offering with average monthly revenue of $36 (42 CAD) as compared to $10 (12 CAD) for a stand-alone long distance customer. In Canada, we believe the ability to bundle local services with our core long distance service presents future growth opportunities for us. During the fourth quarter 2005, we launched an important new initiative in Canada—the build-out of a digital subscriber line (DSL) infrastructure—to position us for profitable growth in the local and broadband markets and to enhance product bundling opportunities. As of March 31, 2006, 30 nodes have been installed with a goal of completing our build to 66 nodes during the second quarter 2006.

In 2004 we began the process of building our own DSL network infrastructure in Australia in order to provide voice and broadband Internet services to residential customers on such network. The initial build-out of our Australian DSL infrastructure is virtually complete with 180 nodes installed. In Australia, we now have over 136,000 DSL customers. Migration of existing resale local and broadband customers to our network began in the second quarter 2005 and has now reached approximately 65,000 services on-net. Most new Australian broadband customers sign a two-year contract and approximately 67% also take a bundled local and long distance voice package. Australian residential customers taking a bundled broadband solution now generate approximately $68 (95 Australian dollars (AUD)) per month in revenue.

The target customers for our retail VOIP products will ultimately be anyone who has a broadband connection anywhere in the world. We have been in the carrier VOIP market now for several years and carried over one billion minutes of international voice traffic in 2005 over the public Internet. In January 2004, we launched our retail VOIP TalkBroadband® service in Canada. In June 2004, we launched our retail LINGO product in the United States, which offers unlimited calling plans including destinations in Western Europe and certain countries in Asia, unlimited calling between two LINGO subscribers and the issuance of phone numbers that are local for calls originating in certain foreign countries. We have recently launched VOIP services in Australia, Japan and Brazil. Global retail VOIP services have grown to approximately 109,000 customers. For our LINGO product in the United States, growth slowed significantly since the second half of 2005 as we moderated our investment in LINGO due to financial resource limitations and the disruption in marketing activities raised by the emergency 911 regulations. LINGO customers generate approximately $29 in average monthly revenues. As a result of reduced selling, general and administrative (SG&A) expenses including a lower level of marketing spend, we have succeeded in improving the results of our LINGO operations while continuing to grow the customer base at a modest pace.

Based on first quarter 2006 results of $31 million of net revenue, our new initiatives exceed an aggregate revenue run rate of $120 million annually.

It should be recognized that our marketing efforts across our broadband and local initiatives initially increase near-term pressure on profitability and cash flow due to migration and installation charges imposed by the incumbent carriers for each customer transferred to our network. The relative impact of such fees, which currently range between $40 per customer in Canada and $110 per customer in Australia, should lessen as the rate of new customer additions becomes a lower percentage of the growing customer base. In the three months ended March 31, 2006, we incurred $3 million in such fees, and in 2005, we incurred $11 million.

We believe that progress to date in transforming the Company and growing our broadband, local, and VOIP businesses has not only strengthened the Company, but has enhanced the competitive positioning and the franchise values of our major operating subsidiaries in Australia and Canada. We have also focused on our European and United States operations, and significant progress has already been made in eliminating low-margin services and associated costs in reducing SG&A expenses and in tightening our focus on areas of profitable growth. We expect further improvement in the second quarter 2006.

Four-Pronged Action Plan

Our fundamental challenge continues to be generating sufficient sales volume from new initiatives in broadband, local, wireless and VOIP services to offset the declining contribution from our core long distance voice and dial-up Internet service provider (ISP) businesses. To address this challenge, we have continued progress on our four-pronged action plan (“Action Plan”): first, to continue to drive strong revenue growth from the new initiatives in the broadband, local, wireless and VOIP businesses and to concentrate resources on the most promising initiatives (discussed within “Recent Product Initiatives Overview”); second, to enhance margin by increasing scale on the new initiatives and by investing in broadband infrastructure in high density locations as well as migrating customers onto our network (discussed within “Recent Product Initiatives Overview”); third, to continue cost cutting and cost management programs partially to offset margin erosion caused by the continued decline of our high-margin core retail revenues; and fourth, to strengthen the balance sheet through potential deleveraging and equity capital infusion on a prudent basis. During the first quarter, progress was made on each element of the Action Plan.

Our operating results continue to reflect increased competition from product bundling in virtually all of our markets; product substitution (e.g., wireless for fixed line; broadband for dial-up Internet); declining usage patterns for traditional fixed line voice services as use of wireless, e-mail and instant messaging services expands; and continued competitive pricing pressures. As a result, our revenue growth and profitability have been strongly challenged by a changing industry environment, and this has caused variability in our operating results, as described below. In the past several quarters, we experienced pricing pressure on our core long distance services, reduced margins on our resale of DSL in Australia and significant churn in our dial-up ISP products in Australia, and reduced pricing on long distance offerings to encourage customers to subscribe to bundled local, wireless and broadband services. However, in Canada we have recently experienced a reduction of competitive pressures as incumbent providers are retracting low rate offers for long distance voice services.

Our first quarter 2006 operating results as compared to fourth quarter 2005 reflect $12 million in net revenue declines in our prepaid services business. We have adjusted the cost structure and pricing of our European prepaid services offering and, effective in the second quarter 2006, will further modify the operation to include a wholesale business model, whereby we will offer our prepaid services platform and infrastructure on a managed basis along with wholesale minute terminations. The wholesale model will result in reduced revenue and corresponding SG&A levels and improved results as compared to the first quarter 2006. As a result of the planned restructuring of the European prepaid services business in the second quarter 2006, we expect to take a non-cash charge of $3 million to $5 million in the second quarter for assets that will have no future alternative use in a wholesale model.

Another important element of our Action Plan is the reduction of costs to offset partially the decline in core long-distance voice and dial-up ISP revenues. Selling, general and administrative (SG&A) expenses declined an additional $7 million as compared to a $10 million decline in the prior quarter, and further cost reductions will be pursued.

The fourth element of our Action Plan is to strengthen the balance sheet through deleveraging and capital infusion. In the first quarter 2006, we exchanged $27.4 million principal amount of our 2000 Convertible Subordinated Debentures for $27.5 million principal amount of our step up convertible subordinated debentures due 2009 (“Step Up Convertible Subordinated Debentures”). Also, we exchanged $2.5 million principal amount of our 12.75% senior notes due 2009 (the “October 1999 Senior Notes”) for 1.8 million shares of our common stock. Additionally, $5 million of newly issued common stock was sold to a private investor.

Overview of Operations

Generally, we price our services competitively with the major carriers and service providers operating in our principal service regions. We seek to generate net revenue through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, wireless, VOIP, high speed and dial-up Internet and data), including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers and through acquisitions.

Prices in the long distance industry continue to decline, and as competition continues to increase in each of the service segments and each of the product lines, we believe that prices are likely to continue to decrease. Long distance minutes of use per customer also continue to decline as more customers are using wireless phones and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice; broadband for dial-up ISP services) has resulted in revenue declines in our core long distance voice and dial-up ISP businesses. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition from the existing wireline and wireless competitors and from new entrants, such as cable companies and VOIP companies, which could continue to affect adversely our net revenue per minute.

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

Overall carrier revenue accounted for 20% of total net revenue for the three months ended March 31, 2006 and for the year ended December 31, 2005. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; prepaid services versus traditional post-paid voice services; Internet, VOIP and data services versus fixed line voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Increased pressure will occur on our margin from customer set-up fees as we accelerate customer additions with our new product initiatives. For example, we pay a charge to transfer a new local customer in Canada, and charges to migrate DSL and local customers in Australia. However, migrating customers to our own networks, such as the DSL networks being constructed in Australia and Canada, enable us to increase our margin on such services as compared to resale of services using other carriers’ networks.

Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and administrative costs. All selling, general and administrative expenses are expensed when incurred.

We plan to reduce debt through regularly scheduled principal payments and may pursue opportunistic means to reduce debt, including further exchanges of common stock for debt.

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

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the EUR, there could be a negative or positive effect on the reported results for Europe, depending upon whether Europe is operating profitably or at a loss. It takes more profits in EUR to generate the same amount of profits in USD and a greater loss in EUR to generate the same amount of loss in USD. The opposite is also true. For instance, when the USD weakens there is a positive effect on reported profits and a negative effect on reported losses for Europe.

In the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, the USD was weaker on average as compared to the CAD and stronger on average as compared to the AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months ended March 31, 2006 and 2005 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the three months ended
	March 31, 2006	March 31, 2005	Variance	Variance %
Canada	$70,546	$62,996	$7,550	12%
Australia	$78,209	$92,522	$(14,313)	(15)%
United Kingdom	$22,720	$45,328	$(22,608)	(50)%
Europe*	$45,609	$46,549	$(940)	(2)%

Net Revenue by Location—in Local Currencies

	For the three months ended
	March 31, 2006	March 31, 2005	Variance	Variance %
Canada (in CAD)	81,481	77,251	4,230	5%
Australia (in AUD)	105,830	119,098	(13,268)	(11)%
United Kingdom (in GBP)	12,963	23,991	(11,028)	(46)%
Europe* (in EUR)	37,942	35,508	2,434	7%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2005 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and accounting for income taxes. No significant changes in our critical accounting policies have occurred since December 31, 2005.

Shared-Based Compensation Expense

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” utilizing the modified prospective method. The revised standard required us to begin to recognize compensation cost for unvested common stock options granted to our employees which were outstanding as of January 1, 2006. This requirement to recognize expense on these unvested grants is immaterial to us as we had accelerated the vesting of certain unvested stock options.

On December 21, 2005, we accelerated the vesting of certain unvested stock options previously awarded under the our Equity Incentive Plan and Director Plan. We took this action because the future costs to be recognized if this action were not taken were disproportionate to the employee retention value of the stock options. As a result of this action, stock options to purchase up to 1.5 million shares of common stock, which would otherwise have vested over the next three years, became exercisable effective December 21, 2005. These stock options have exercise prices ranging from $1.61 to $6.30 per share. Based upon the closing stock price for the our common stock of $0.82 per share on December 21, 2005, all of these stock options were “under water” or “out-of-the-money.” Of the stock options whose vesting is being accelerated, 0.6 million stock options are held by executive officers and 30,000 stock options are held by non-employee directors. Outstanding unvested stock options to purchase 1.5 million shares of the our common stock, with per share exercise prices ranging from $0.62 to $0.92, were not accelerated.

As of March 31, 2006, we had 2.0 million unvested awards outstanding, of which $1.0 million of compensation expense will be recognized over the weighted average remaining vesting period of 2.7 years.

Results of Operations

Results of operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005

Net revenue decreased $41.3 million or 13.2% to $272.4 million for the three months ended March 31, 2006 from $313.7 million for the three months ended March 31, 2005 for the reasons described below. Our data/Internet and VOIP revenue contributed $45.3 million and $29.4 million, respectively, for the three months ended March 31, 2006, as compared to $47.0 million and $22.5 million, respectively, for the three months ended March 31, 2005. The year-over-year decline in data/Internet net revenue is primarily attributed to the decline in dial-up ISP revenue in Australia.

United States and Other: United States and Other net revenue decreased $7.1 million or 12.7% to $48.6 million for the three months ended March 31, 2006 from $55.7 million for the three months ended March 31, 2005. The decrease is primarily attributed to a decrease of $8.0 million in retail voice services (including declines in residential and small business voice services, prepaid services, and wireless), a decrease of $1.0 million in carrier services and a $1.0 million decrease in Internet services. These decreases were partially offset by an increase of $2.8 million in retail VOIP.

Canada: Canada net revenue increased $7.5 million or 11.9% to $70.5 million for the three months ended March 31, 2006 from $63.0 million for the three months ended March 31, 2005. The increase is primarily attributed to an increase of $7.1 million in initiatives which include local, VOIP and wireless services, a $2.4 million increase in prepaid services, and a $0.5 million increase in Internet services. These increases were partially offset by a decrease of $2.7 million in retail voice services. The strengthening of CAD against the USD accounted for a $3.9 million increase to revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended		Year-over-Year
	March 31, 2006 Net Revenue	March 31, 2005 Net Revenue	Variance	Variance %
United States	$47,629	$54,910	$(7,281)	(13)%
Canada	$70,546	$62,996	$7,550	12%
Other	$987	$740	$247	33%

Europe: European net revenue decreased $26.8 million or 27.7% to $70.0 million for the three months ended March 31, 2006 from $96.8 million for the three months ended March 31, 2005. The decrease is primarily attributable to an $18.5 million decrease in prepaid services (including decreases of $20.0 million in the UK and $1.7 million in Sweden, offset by an increase of $3.3 million in Netherlands), a $5.1 million decrease in carrier services, and a decrease of $3.9 million in retail voice services. These decreases were partially offset by an increase of $0.7 million in wireless services. The European prepaid services business declined primarily in the UK due to a UK court decision regarding the application of VAT which favored our competitors and made PRIMUS’ products uncompetitive from a pricing standpoint. As of the first half of 2005, we no longer operate a prepaid service business in the UK, but rather are a support service provider through a wholesale relationship. During the second quarter 2005 we launched prepaid services operations in new geographic markets. The weakening of the European currencies against the USD accounted for a $7.5 million decrease to revenue, which is included in the services explanation above, when comparing the exchange rates for the three months ended

March 31, 2006 as compared to the three months ended March 31, 2005. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended March 31, 2006		For the three months ended March 31, 2005		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$22,720	32%	$45,328	47%	$(22,608)	(50)%
Netherlands	19,270	28%	16,355	17%	2,915	18%
Germany	11,511	16%	12,419	13%	(908)	(7)%
Spain	4,852	7%	4,949	5%	(97)	(2)%
Other	11,661	17%	17,714	18%	(6,053)	(34)%

Europe Total	$70,014	100%	$96,765	100%	$(26,751)	(28)%

Asia-Pacific: Asia-Pacific net revenue decreased $15.1 million or 15.4% to $83.2 million for the three months ended March 31, 2006 from $98.3 million for the three months ended March 31, 2005. The decrease is primarily attributable to a $9.7 million decrease in residential voice services, a $6.6 million decrease in dial-up Internet services, a $1.1 million decrease in business voice services, and a $0.7 million decrease in prepaid services, partially offset by a $3.2 million increase in Australia DSL services. The weakening of the AUD against the USD accounted for a $4.5 million decrease to revenue, which is included in the services explanation above, which reflects changes in the exchange rates for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended March 31, 2006		For the three months ended March 31, 2005		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$78,209	94%	$92,522	94%	$(14,313)	(15)%
India	2,847	3%	2,731	3%	116	4%
Japan	2,147	3%	3,054	3%	(907)	(30)%

Asia-Pacific Total	$83,203	100%	$98,307	100%	$(15,104)	(15)%

Cost of revenue (exclusive of depreciation) decreased $21.9 million to $180.2 million, or 66.2% of net revenue, for the three months ended March 31, 2006 from $202.1 million, or 64.4% of net revenue, for the three months ended March 31, 2005. We continue to experience a shift from higher margin core long distance and dial-up Internet revenues to new product sets that include bundled services and lower margin prepaid and resold services.

United States and Other: United States and Other cost of revenue decreased $1.9 million primarily due to a decrease of $2.6 million in retail voice services and a decrease of $1.2 million in prepaid services. These decreases were partially offset by an increase of $1.9 million in VOIP services.

Canada: Canada cost of revenue increased $6.3 million primarily due to an increase of $4.2 million in new initiatives, which include local, VOIP and wireless services, $0.9 million in retail voice services, $0.7 million in internet services, and $0.4 million in prepaid services. The strengthening of the CAD against the USD accounted for a $1.7 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Europe: European cost of revenue decreased by $18.6 million. The decrease is primarily attributable to a $9.3 million decrease in prepaid services (including decreases of $12.1 million in the UK and $1.6 million in Sweden, offset by an increase of $4.4 million in Netherlands), a decrease of $4.8 million in carrier services (including decreases of $2.2 million in the UK and $1.8 million in Italy), a decrease of $3.7 million in wireless services due to the wireless inventory write-down during the 2005 period, and a decrease of $0.7 million in retail voice services. The weakening of the European currencies against the USD accounted for a $5.8 million decrease to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Asia-Pacific: Asia-Pacific cost of revenue decreased $7.7 million primarily due to a decrease of $5.6 million in residential voice services (which includes $1.5 million in additional line rental charges from Telstra), a decrease of $3.7 million of Internet services, a decrease of $1.5 million in business services, and a decrease of $0.5 for carrier and prepaid services. The decrease was partially offset by an increase of $3.4 million in DSL services. Weakening of the AUD against the USD accounted for a $2.9 million decrease to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Selling, general and administrative expenses decreased $28.2 million to $77.3 million, or 28.4% of net revenue, for the three months ended March 31, 2006 from $105.5 million, or 33.6% of net revenue, for the three months ended March 31, 2005. The decrease in selling, general and administrative expenses is attributable to a decrease of $8.9 million in sales and marketing expenses primarily in prepaid services agent commissions and promotions, a $7.7 million decrease in salaries and benefits due to cost cutting/staff reduction efforts, a decrease of $6.7 million in advertising expenses, a decrease of $2.7 million in general and administrative expenses, a decrease of $1.3 million in professional fees, a decrease of $0.4 million in occupancy, and a decrease of $0.4 million in travel and entertainment.

United States and Other: United States and Other selling, general and administrative expenses decreased $13.0 million to $16.6 million for three months ended March 31, 2006 from $29.6 million for the three months ended March 31, 2005. The decrease is attributable to a decrease of $4.6 million in advertising, a decrease of $3.8 million due to cost cutting/staff reduction effort, a decrease of $2.1 million in sales and marketing expense (primarily due to a $1.2 million decrease in agent commissions and a $1.1 million decrease in promotions), a decrease of $1.2 million in professional fees, a decrease of $0.9 million for general and administrative expenses, and a decrease of $0.3 million in occupancy.

Canada: Canada selling, general and administrative expense decreased $0.5 million to $23.7 million for three months ended March 31, 2006 from $24.2 million for the three months ended March 31, 2005. The decrease is attributable to a decrease of $0.7 million in sales and marketing expenses.

Europe: Europe selling, general and administrative expense decreased $8.6 million to $16.2 million for the three months ended March 31, 2006 from $24.8 million for the three months ended March 31, 2005. The decrease is attributable to a decrease of $6.3 million in sales and marketing expense primarily in prepaid services agent commissions, a decrease of $0.7 million in salaries and benefits, a decrease of $0.6 million in general and administrative expenses, and a decrease of $0.4 million in travel and entertainment.

Asia-Pacific: Asia-Pacific selling, general and administrative expense decreased $6.0 million to $20.9 million for the three months ended March 31, 2006 from $26.9 million for the three months ended March 31, 2005. The decrease is attributable to a decrease of $3.0 million in salaries and benefits, a decrease of $1.8 million in advertising expenses, and a decrease of $1.1 million in general and administrative expenses.

Depreciation and amortization expense decreased $5.1 million to $17.9 million for the three months ended March 31, 2006 from $23.0 million for the three months ended March 31, 2005. The decrease consists of a decrease in depreciation expense of $2.2 million as assets become fully depreciated and a decrease in amortization expense of $2.8 million.

Interest expense increased $1.7 million to $14.1 million for the three months ended March 31, 2006 from $12.4 million for the three months ended March 31, 2005. The $1.7 million increase is a result of a $2.7 million increase from our capital leases, Senior Secured Term Loan Facility and the 2006 Step Up Convertible Subordinated Debentures, offset by a $1.1 million decrease resulting from reductions in our October 1999 Senior Notes and 2000 Convertible Subordinated Debentures and decreases in other interest.

Change in Fair Value of Derivatives Embedded within Convertible Debt was a gain of $2.5 million for the three months ended March 31, 2006. Our Step Up Convertible Subordinated Debentures, 2000 Convertible Subordinated Debentures and 2003 Convertible Senior Notes contain embedded derivatives that require bifurcation from the debt host. We recognize these embedded derivatives as a current liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a March 31, 2006 estimated fair value of $13.1 million and at issuance of the Step Up Convertible Subordinated Debentures, an estimated fair value of $15.7 million. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives increases as the price of our common stock increases and decreases as the price of our common stock decreases. The closing price of our common stock decreased to $0.77 on March 31, 2006 from $0.88 as of February 27, 2006, causing the overall value of the derivative instrument to decline. As a result, during the three months ended March 31, 2006, we recognized a gain of $2.5 million from the change in estimated fair value of the embedded derivatives. Over the life of the Step Up Convertible Subordinated Debentures, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (98% as of March 31, 2006) over the past 42 months.

Gain on early extinguishment of debt was $2.6 million for the three months ended March 31, 2006. In March 2006, we exchanged $27.4 million principal amount of our 2000 Convertible Subordinated Debentures for $27.5 million principal amount of our 2006 Step Up Convertible Subordinated Debentures resulting in a gain on early extinguishment of debt of $1.5 million including the write-off of related deferred financing costs. In January 2006, we exchanged 1,825,000 shares of our common stock for the extinguishment of $2.5 million in principal amount of the October 1999 Senior Notes resulting in a $1.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

Foreign currency transaction loss was a loss of ($2.0) million for the three months ended March 31, 2006 as compared to a loss of ($3.1) million for the three months ended March 31, 2005. This loss is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense decreased to $1.3 million for the three months ended March 31, 2006 from $2.5 million for the three months ended March 31, 2005. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiary by our Canadian and Australian subsidiaries.

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

Net cash provided by operating activities was $9.0 million for three months ended March 31, 2006 as compared to net cash used in operating activities of $13.9 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, operations provided $3.8 million of cash. In addition, cash was increased by reductions in accounts receivable of $11.8 million, increases in deferred revenue, accrued expenses, accrued income taxes and other liabilities of $6.2 million and reductions in prepaid expenses and other current assets of $2.7 million. During three months ended March 31, 2006 we used $11.3 million to reduce accounts payable and accrued interconnections costs and accrued interest was reduced by $4.3 million. For the three months ended March 31, 2005, operations used $4.1 million of cash. We used $21.0 million to reduce our accounts payable, accrued interconnection costs, deferred revenue, accrued expenses, accrued income taxes and other liabilities, and accrued interest was reduced by $3.3 million. During the three months ended March 31, 2005 cash was increased through a decrease in accounts receivable of $12.5 million and partially offset by an increase in prepaid expenses and other current assets of $1.4 million.

Net cash used by investing activities was $8.1 million for the three months ended March 31, 2006 compared to $10.8 million for the three months ended March 31, 2005. Net cash used by investing activities during the three months ended March 31, 2006 included $9.4 million of capital expenditures primarily for additions to our DSL networks in Australia and Canada and back office support systems, offset by a $1.3 million decrease in restricted cash. Net cash used by investing activities during the three months ended March 31, 2005 included $14.2 million of capital expenditures primarily for additions to our global network, especially the Australian DSL network, and back office support systems, offset by a $3.6 million reduction in restricted cash.

Net cash provided by financing activities was $15.2 million for the three months ended March 31, 2006 as compared to net cash provided by financing activities of $91.8 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, net cash provided by financing activities consisted of $14.8 million from the issuance of $15.0 million through an amended and restated loan facility with a Canadian financial institution, net of $0.2 million in financing costs, $5.0 million from the sale of 6.7 million shares of our common stock pursuant to a subscription agreement with an existing stockholder, partially offset by an increase of $4.5 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the three months ended March 31, 2005, cash provided by financing activities consisted of $97.0 million primarily from the issuance of our $100 million senior secured term loan facility, net of $3.0 million in financing costs, slightly offset by $5.3 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, the repayment of the 2000 Convertible Subordinated Debentures and other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for the next twelve months, if we realize timely sufficient benefit from the actions detailed below.

As of December 31, 2005, we had $50.1 million of our 2000 Convertible Subordinated Debentures outstanding. So far in 2006, we have exchanged $27.4 million of our 2000 Convertible Subordinated Debentures due February 2007 for Step Up Convertible Subordinated Debentures due in August 2009. Although we may conclude similar or other transactions for the remaining $22.7 million, there can be no assurance that such transactions will be completed. If no further transactions are completed, the remaining $22.7 million will be due on February 15, 2007. Our ability to repay the maturing $22.7 million of 2000 Convertible Subordinated Debentures on February 15, 2007, along with the ability to meet the cash needs for our operations, will be dependent on our timely ability to realize sufficient benefit from the following actions: improved operating performance, continued cost reduction efforts, moderation of capital expenditures, potential debt financing alternatives, potential future sales of equity, certain opportunistic asset sales, and interest expense savings from balance sheet deleveraging.

In January 2006, we exchanged $2.5 million principal amount of our 12.75% senior notes due 2009 (the “October 1999 Senior Notes”) for 1.8 million shares of our common stock. These actions are somewhat offset in January 2006 by our wholly owned Canadian subsidiary entering into an Amended and Restated Loan Agreement (the “Amended Agreement”) related to its existing secured non-revolving term loan facility with a Canadian financial institution. The Amended Agreement, among other things, extended the maturity date to April 2008. On February 1, 2006 the Company drew the remaining $15 million available under the loan facility. We will continue to reduce debt through regularly scheduled principal payments and may pursue opportunistic means to reduce debt, including further exchanges of our common stock for debt. Additionally, $5 million of newly issued common stock was sold to a private investor.

We will continue to have significant debt service obligations during the next year and on a long-term basis. However, there can be no assurance that changes in assumptions or conditions, including those referenced under “Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity.

As of March 31, 2006, we have $5.2 million in future minimum purchase obligations, $47.0 million in future operating lease payments and $625.1 million of indebtedness. Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other	Senior Notes	Convertible Senior Notes	Step-Up Convertible Subordinated Debentures	Convertible Subordinate Debentures	Purchase Obligations	Operating Leases	Total
2006 (as of March 31, 2006)	$12,060	$9,349	$2,374	$18,524	$2,475	$764	$653	$4,900	$11,190	$62,289
2007	6,608	12,363	2,911	27,924	4,950	1,820	23,355	300	12,212	92,443
2008	3,220	12,247	30,656	27,924	4,950	2,095	—	—	8,644	89,736
2009	1,524	12,131	32	99,484	4,950	29,679	—	—	6,274	154,074
2010	2,110	12,015	32	18,800	136,950	—	—	—	4,176	174,083
Thereafter	—	94,250	135	300,800	—	—	—	—	4,502	399,687

Total Minimum Principal & Interest Payments	25,522	152,355	36,140	493,456	154,275	34,358	24,008	5,200	46,998	972,312
Less: Amount Representing Interest	(2,609)	(53,355)	(4,754)	(186,896)	(22,275)	(6,877)	(1,306)	—	—	(278,072)

	22,913	99,000	31,386	306,560	132,000	27,481	22,702	5,200	46,998	694,240
Less: Amount Representing Discount	—	—	—	—	(4,107)	(12,878)	—	—	—	(16,985)

	$22,913	$99,000	$31,386	$306,560	$127,893	$14,603	$22,702	$5,200	$46,998	$677,255

(1)	For the purpose of preparation of this table, we have assumed the interest rate of the $100 million Senior Secured Term Loan Facility to be 11.6%.

We have contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $4.9 million and $0.3 million remaining in 2006 and 2007, respectively.

The indentures governing the senior notes, convertible senior notes, step up convertible subordinated debentures, convertible subordinated debentures, and the senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by our subsidiaries. We were in compliance with the above covenants at March 31, 2006.

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

In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described herein under “Special Note Regarding Forward-Looking Statements,” the most efficient use of our capital and resources, including investment in our network, systems and new product initiatives, purchasing, refinancing, exchanging, tendering for or retiring certain of our outstanding debt securities in privately negotiated transactions, open market transactions or by other direct or indirect means to the extent permitted by our existing covenants.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently assessing the impact that the adoption of SFAS 155 will have on our results of operations and financial position.

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q and elsewhere constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	expectations of future growth, creation of shareholder value, revenue, foreign revenue contributions and net income, as well as income from operations, margins, earnings per share, cash flow and cash sufficiency levels, working capital, network development, customer migration and related costs, spending on and success with new product initiatives, including the development of broadband Internet, VOIP, wireless and local services, traffic development, capital expenditures, selling, general and administrative expenses, income tax expense, goodwill impairment charges, service introductions and cash requirements;

•	increased competitive pressures, declining usage patterns, and our new product initiatives, bundled service offerings and DSL network build-out, the pace and cost of customer migration onto our networks, the effectives and profitability of new initiatives and prepaid services offerings;

•	financing, refinancing, de-levering and/or debt repurchase, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecasts;

•	assumptions regarding currency exchange rates;

•	timing, extent and effectiveness of cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, product plans, performance and results; and

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings.

Factors and risks that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward-looking statements include those set forth in “Item 1A—Risk Factors” as well as, without limitation:

•	changes in business conditions causing changes in the business direction and strategy by management;

•	accelerated competitive pricing and bundling pressures in the markets in which we operate;

•	risks, delays and costs in seeking to restructure and reestablish our prepaid services business managed from Europe in pre-existing and new markets;

•	accelerated decrease in minutes of use on wireline phones;

•	fluctuations in the exchange rates of currencies, particularly of the USD relative to foreign currencies of the countries where we conduct our foreign operations;

•	adverse interest rate developments affecting our variable interest rate debt;

•	difficulty in maintaining or increasing customer revenues and margins through our new product initiatives and bundled service offerings, and difficulties, costs and delays in constructing and operating a proposed DSL networks in Australia and Canada, and migrating broadband and local customers to such networks;

•	inadequate financial resources to promote and to market the new product initiatives;

•	fluctuations in prevailing trade credit terms or revenues due to the adverse impact of, among other things, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers;

•	the possible inability to raise additional capital when needed, on attractive terms, or at all;

•	the inability to reduce, repurchase, exchange, tender for or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;

•	inadequate amount of remaining authorized capital stock to issue and reserve shares in connection with potential debt and equity transactions and the inability to obtain requisite shareholder approval to increase authorized capital stock either directly or through a reverse stock split;

•	potential delisting of our common stock from NASDAQ which may impair our ability to raise capital;

•	further changes in the telecommunications or Internet industry, including rapid technological changes, regulatory and pricing changes in our principal markets and the nature and degree of competitive pressure that we may face;

•	adverse tax or regulatory rulings from applicable authorities;

•	broadband, DSL, Internet, wireless, VOIP and local and long distance voice telecommunications competition;

•	changes in financial, capital market and economic conditions, including the potential adverse impact arising out of or as a consequence of our external auditor’s opinion which included a matter of emphasis paragraph for a going concern;

•	changes in service offerings or business strategies, including the need to modify business models if performance is below expectations;

•	difficulty in retaining existing long distance wireline and dial-up ISP customers;

•	difficulty in migrating or retaining customers associated with acquisitions of customer bases, or integrating other assets;

•	difficulty in selling new services in the marketplace;

•	difficulty in providing broadband, DSL, local, VOIP or wireless services;

•	changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate;

•	restrictions on our ability to follow certain strategies or complete certain transactions as a result of our inexperience with new product initiatives, or limitations imposed by our capital structure or debt covenants;

•	risks associated with our limited DSL, Internet, VOIP, Web hosting and wireless experience and expertise, including cost effectively utilizing new marketing channels such as interactive marketing utilizing the Internet;

•	entry into developing markets;

•	aggregate margin contribution from the new initiatives are not sufficient in amount or timing to offset the margin decline in our long distance voice and dial-up ISP businesses;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel, and to change in size;

•	risks associated with international operations;

•	dependence on effective information systems;

•	dependence on third parties for access to their networks to enable us to expand and manage our global network and operations and to offer broadband, DSL, local, VOIP and wireless services, including dependence upon the cooperation of incumbent carriers relating to the migration of customers;

•	dependence on the implementation and performance of our global standard asynchronous transfer mode and Internet-based protocol (ATM+IP) communications network;

•	adverse regulatory rulings or actions affecting our operations, including the imposition of obligations upon VOIP providers to provide enhanced 911 (E911) services and restricting access to broadband networks owned and operated by others;

•	the potential elimination or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to significant issuances of equity securities, changes in ownership or other circumstances, which carryforwards would otherwise be available to reduce future taxable income; and

•	the outbreak or escalation of hostilities or terrorist acts and adverse geopolitical developments.

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

Our primary market risk exposures relate to changes in foreign currency exchange rates, valuations of derivatives and to changes in interest rates.

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

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the EUR, there could be a negative or positive effect on the reported results for Europe, depending upon whether Europe is operating profitably or at a loss. It takes more profits in EUR to generate the same amount of profits in USD and a greater loss in EUR to generate the same amount of loss in USD. The opposite is also true. For instance, when the USD weakens there is a positive effect on reported profits and a negative effect on reported losses for Europe.

In the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, the USD was weaker on average as compared to the CAD and stronger on average as compared to the AUD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (11)%, 5%, (46)% and 7% in local currency compared to the three months ended March 31, 2005, but increased (decreased) (15)%, 12%, (50)% and (2)% in USD, respectively.

Interest rates—The majority of our long-term debt obligations are at fixed interest rates at March 31, 2006. In February 2005, we obtained a $100 million senior secured loan facility, which has a variable interest rate feature. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of March 31, 2006 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at March 31, 2006. In the case of the convertible senior notes and convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features and excludes an aggregate debt discount of $17.0 million.

	Year of Maturity
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Fixed Rate	$11,539	$29,189	$32,826	$100,351	$134,013	$235,124	$543,042	$358,427
Average Interest Rate	9%	6%	8%	11%	4%	8%	7%
Variable Rate	$750	$1,000	$1,000	$1,000	$1,000	$94,250	$99,000	$99,000
Average Interest Rate	12%	12%	12%	12%	12%	12%	12%

We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our Step Up Convertible Subordinated Debentures and 2003 Senior Notes creates a market risk exposure resulting from changes in the price of our common stock and remaining terms of the notes. These embedded derivatives derive their value primarily based on the price and volatility of our common stock; however, we do not expect significant changes in the near term in the historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. For the three months ended March 31, 2006, the Company recognized a gain of $2.5 million resulting from changes in the fair value of the derivative instruments. Other factors being equal, as of March 31, 2006, the table below provides information about the estimated fair value of the derivatives embedded within our convertible debt (in thousands) and the effect that changes in the price of our common stock could potentially have on the estimated fair value of the embedded derivatives:

Price per Share of Common Stock	Estimated Fair Value of Embedded Derivatives
$0.77 (stock price at March 31, 2006)	$13,140
$0.60	$9,899
$1.00	$19,871
$1.20	$25,263
$1.40	$30,846
$1.60	$36,585

As noted above, the estimated fair value of the embedded derivatives increases as the price of our common stock increases. These changes in estimated fair value will affect our results of operations but will not impact our cash flows.

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

There have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls over financial reporting, that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to us. We believe that any aggregate liability that may result from the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Our independent registered public accounting firm has included in their report concerning our consolidated financial statements for 2005 an explanatory paragraph that our recurring losses from operations, the maturity of $22.7 million of the 2000 Convertible Subordinated Debentures due February 15, 2007, negative working capital, and stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. The reaction to this opinion may adversely affect our ability to manage our accounts payable and potentially cause some suppliers to deal with us on a cash-on-delivery or prepaid basis only or to terminate the supplier relationship. If this were to occur, this would adversely affect our operations by increasing our immediate need for additional capital.

If competitive pressures continue or intensify and/or the success of our new initiatives is not adequate in amount or timing to offset the decline in results from our core businesses, we may not be able to service our debt or other obligations.

We believe that our existing cash and cash equivalents, future sales of equity, internally generated funds from operating activities, continued cost reduction efforts, our ability to moderate capital expenditures, combined with existing and potential debt financing alternatives and potential proceeds from opportunistic asset sales and interest savings from balance sheet deleveraging should be sufficient to fund our debt service requirements and other fixed obligations (such as capital leases, vendor financing and other long-term obligations), resolution of vendor disputes, and other cash needs for our operations through at least 2006. However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief, particularly as aggressive pricing and bundling strategies by certain incumbent carriers and ILECs have intensified competitive pressures in the markets where we operate, and/or if we have insufficient financial resources to market our services. The aggregate anticipated margin contribution from our new initiatives may not be adequate in amount or timing to offset the declines in margin from our core business. In addition, regulatory decisions could have a material adverse impact on our operations and outlook. See also information regarding our 2000 Convertible Subordinated Debentures due February 15, 2007 and other information under “Item 2—MD&A—Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks” and in these Risk Factors. If adverse events referenced therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

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

If we do not have sufficient authorized shares, we will be limited in our ability to reserve adequate shares for our existing instruments and our ability to issue equity and to deleverage our balance sheet further.

Our First Amended and Restated Certificate of Incorporation, as amended, currently authorizes the issuance of up to 150,000,000 shares of Common Stock and 2,455,000 shares of preferred stock. As of March 31, 2006 we had 113,787,301 shares of Common Stock issued and outstanding and no shares of preferred stock issued and outstanding. In order to provide us the flexibility to raise equity and to deleverage the balance sheet further, or even to have sufficient shares for the existing financial instruments, we need to increase the authorized number of shares. We currently have an outstanding definitive proxy proposing a 1 for 10 reverse stock split and an increase of the number of authorized shares from 150,000,000 to 300,000,000. Both proposals would provide the Company sufficient flexibility in regards to having enough common stock available for future needs, and they are alternative proposals in that only one would be made effective, if at all. The proposal for the reverse stock split, however, seeks to also address another concern—the potential NASDAQ delisting if our common stock does not maintain a minimum $1 per share trading level for the required period (see the immediately following risk factor).

If we are delisted from the Nasdaq National Market and/or Nasdaq Capital Market, it could result in a more limited public market for our common stock.

On June 17, 2005, we received a notice of potential delisting of our common stock from Nasdaq National Market due to the fact that our common stock had not met the minimum prescribed trading prices for continued listing on the Nasdaq National Market. On December 13, 2005, we received a Staff Determination Letter from the Nasdaq National Market that our common stock was subject to delisting from the Nasdaq National Market for failing to meet the minimum bid requirement. On December 20, 2005, the Company requested a hearing that was held on January 12, 2006 before the Nasdaq Listings Qualification Panel (the “Panel”). The delisting of our common stock was stayed pending the outcome of the hearing. On February 14, 2006, the Company received the Panel’s determination to continue the listing of the Company’s common stock on the Nasdaq National Market conditioned upon the following exception: on or before March 10, 2006, the Company must have evidenced a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. The Panel also noted that the Company meets the listing standards for inclusion in the Nasdaq Capital Market, and that a transfer to that market would provide the Company with an additional 180 days (from December 13, 2005) to comply with the minimum bid price rule. In order to meet the minimum bid price rule, we may take certain steps to increase the minimum bid of our common stock, including, subject to appropriate authorizations and approvals, effecting a reverse split of our common stock. On February 7, 2006, the Company applied for listing on the Nasdaq Capital Market to be effective March 14, 2006. Effective March 14, 2006, the Company’s common stock trades on the Nasdaq Capital Market. If we do not meet the minimum bid price rule by June 12, 2006, however, our common stock would be delisted from trading on the Nasdaq Capital Market and could trade on the OTC Bulletin Board. The OTC Bulletin Board is a substantially less liquid market than the Nasdaq National Market or Capital Market. As a result, if our common stock is delisted from the Nasdaq markets or if we effect a reverse split of our common stock (see immediately preceding risk factor), our stockholders may have greater difficulty disposing of their shares in acceptable amounts and at acceptable prices and we may have greater difficulty issuing equity securities or securities convertible into common stock in such circumstances. If delisted, we cannot assure you when, if ever, our common stock would once again be eligible for listing on either the Nasdaq National Market or Capital Market.

Given our limited experience in delivering our new product initiatives and in providing bundled local, wireless, broadband, DSL, Internet, data and VOIP services, we may not be able to operate successfully or expand these parts of our business.

During 2004, we accelerated initiatives to provide wireless, broadband, VOIP and local wireline services in certain markets where we operate. During the third quarter of 2004 we accelerated initiatives to become an integrated wireline, wireless and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline and dial-up ISP customers to our competitors’ bundled wireless, wireline and broadband service offerings. Our experience in providing these new products in certain markets and in providing these bundled service offerings is limited. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expect that we will experience increased competition from traditional telecommunications carriers and cable companies and other new entrants that expand into the market for broadband, VOIP, Internet services and traditional voice services, and regulatory developments may impair our ability to compete. Therefore, future operations involving these individual or bundled services may not succeed in this new competitive environment, and we may not be able to expand successfully; may experience margin pressure; may face quarterly revenue and operating results variability; may have limited resources to develop and to market the new services; and have heightened difficulty in establishing future revenues or results. As a result, there can be no assurance that we will reverse recent revenue declines or maintain or increase revenues or be able to generate income from operations or net income in the future or on any predictable or timely basis.

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

Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Recent widespread regulatory changes in the United Kingdom and potential future regulatory, judicial, legislative and government policy changes in other jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony, the need to provide emergency calling services in a manner required by the FCC that is not yet available commercially on a nation-wide basis and the ability to access broadband networks owned and operated by others; if regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and operating costs may increase; (3) general changes in access charges, universal service and regulatory fee payments would affect our cost of providing long distance services; (4) the ultimate regulatory resolution regarding efforts by Telstra in Australia to increase prices and charges; and (5) general changes in access charges and contribution payments could adversely affect our cost of providing long distance, wireless, broadband, VOIP, local and other services. Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

Significant future sales of our common stock in the public market, including in particular the shares offered under the Common Stock Resale Registration Statement (defined below) and the Note Registration Statement (defined below) and shares issuable upon conversion of the 2009 Debentures, could lower our stock price and impair our ability to raise funds in new stock offerings. Of 22.6 million shares of our common stock originally issued upon conversion of our Series C Preferred stock (the “Series C Registered Securities”) in November 2003, which were registered for resale under an effective registration statement (the “Common Stock Resale Registration Statement”) under the Securities Act, 16.5 million shares were, as of February 23, 2006, held by a group of affiliated holders. These shares, in general, may be freely resold under the Securities Act pursuant to the Common Stock Resale Registration Statement. The holders of the 2010 Notes have a registration statement that has been declared effective under the Securities Act (the “Note Registration Statement”) covering these notes and the 14.2 million shares of common stock issuable upon conversion of these notes, and the 23.2 million shares of common stock issuable upon conversion of the outstanding 2009 Debentures will be unrestricted and freely transferable under the Securities Act. Sales of a substantial amount of this common stock in the public market , or the perception that these sales may occur, could create selling pressure on our common stock and adversely affect the market price of our common stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits (see index on page 53)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: May 10, 2006	By:	/s/ THOMAS R. KLOSTER
Thomas R. Kloster
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2006	By:	/s/ TRACY B. LAWSON
Tracy B. Lawson
Vice President—Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	First amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on From S-8, No. 333-56557.

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.3	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form10-K for the year ended December 31, 2002.

4.1	Indenture, dated February 27, 2006, between the Company and U.S. Bank National Association, as Trustee, concerning the Step Up Convertible Subordinated Debentures due 2009, including therein the form of the debentures; Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K file on March 2, 2006.

10.1	Second amended and restated Loan agreement, dated as of January 31, 2006 between the Manufactures Life Insurance Company and Primus Telecommunications Canada Inc. and 3082833 Nova Scotia Company; Incorporated by reference to the Company’s current report on Form 8-K dated February 3, 2006.

10.2	Form of Subscription Agreement, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-110241), as supplemented by the Prospectus Supplement dated March 13, 2006; Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 15, 2006.

31	Certifications.

32	Certification.*

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.