Form 10-Q
period 2006-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2006-08-09
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-29092

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7901 Jones Branch Drive, Suite 900, McLean, VA (Address of principal executive offices)	22102 (Zip Code)

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2006
Common Stock $0.01 par value	113,833,827

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET REVENUE	$252,323	$290,638	$521,855	$601,625

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	168,593	195,340	347,657	396,111
Selling, general and administrative	72,395	98,069	148,971	203,078
Depreciation and amortization	16,525	21,466	34,123	44,135
Loss on sale or disposal of assets	13,495	578	14,507	578
Asset impairment write-down	209,248	—	209,248	—

Total operating expenses	480,256	315,453	754,506	643,902

LOSS FROM OPERATIONS	(227,933)	(24,815)	(232,651)	(42,277)
INTEREST EXPENSE	(13,804)	(13,580)	(27,482)	(26,021)
ACCRETION ON DEBT DISCOUNT	(1,174)	—	(1,566)	—
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	2,850	—	5,373	—
GAIN OR LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	4,796	(1,705)	7,409	(1,705)
INTEREST AND OTHER INCOME	1,997	1,037	2,565	1,332
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	6,636	(3,251)	4,624	(6,353)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(226,632)	(42,314)	(241,728)	(75,024)
INCOME TAX EXPENSE	(1,229)	(2,456)	(2,478)	(4,905)

LOSS FROM CONTINUING OPERATIONS	(227,861)	(44,770)	(244,206)	(79,929)
INCOME FROM DISCONTINUED INDIA OPERATIONS, net of tax	492	581	1,139	1,113
GAIN FROM SALE OF DISCONTINUED INDIA OPERATIONS	7,415	—	7,415	—

NET LOSS	$(219,954)	$(44,189)	$(235,652)	$(78,816)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Loss from continuing operations	$(2.00)	$(0.50)	$(2.20)	$(0.89)
Income from discontinued India operations	—	0.01	—	0.02
Gain from sale of discontinued India operations	0.07	—	0.07	—

Net loss	$(1.93)	$(0.49)	$(2.13)	$(0.87)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	113,809	90,311	110,862	90,186

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,398	$42,999
Accounts receivable (net of allowance for doubtful accounts receivable of $15,889 and $16,788)	120,670	141,909
Prepaid expenses and other current assets	24,137	31,905

Total current assets	232,205	216,813
RESTRICTED CASH	8,324	10,619
PROPERTY AND EQUIPMENT—Net	105,166	285,881
GOODWILL	34,909	85,745
OTHER INTANGIBLE ASSETS—Net	3,506	11,392
OTHER ASSETS	30,152	30,639

TOTAL ASSETS	$414,262	$641,089

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$78,857	$83,941
Accrued interconnection costs	49,232	64,333
Deferred revenue	18,951	30,037
Accrued expenses and other current liabilities	50,168	31,400
Accrued income taxes	18,328	16,339
Accrued interest	12,705	13,268
Current portion of long-term obligations	38,439	16,092

Total current liabilities	266,680	255,410
LONG-TERM OBLIGATIONS (net of discount of $5,520 and $0)	610,320	619,120
OTHER LIABILITIES	1,377	2,893

Total liabilities	878,377	877,423

COMMITMENTS AND CONTINGENCIES (See Note 6.)

STOCKHOLDERS’ DEFICIT:
Preferred stock: not designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—150,000,000 shares authorized; 113,819,009 and 105,254,552 shares issued and outstanding	1,138	1,053
Additional paid-in capital	692,619	686,196
Accumulated deficit	(1,085,690)	(850,038)
Accumulated other comprehensive loss	(72,182)	(73,545)

Total stockholders’ deficit	(464,115)	(236,334)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$414,262	$641,089

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235,652)	$(78,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	8,188	13,438
Stock compensation expense	235	—
Depreciation and amortization	34,743	44,732
Loss on sale or disposal of assets	7,116	578
Asset impairment write-down	209,248	—
Accretion of debt discount	1,566	—
Equity investment write-off and loss	—	249
Change in fair value of derivatives embedded within convertible debt	(5,373)	—
(Gain) loss on early extinguishment or restructuring of debt	(7,409)	1,705
Minority interest share of loss	(1,556)	(248)
Unrealized foreign currency transaction loss on intercompany and foreign debt	(5,934)	3,856
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	15,471	10,860
Decrease in prepaid expenses and other current assets	8,568	4,410
Increase in other assets	(141)	(1,751)
Decrease in accounts payable	(7,796)	(15,103)
Decrease in accrued interconnection costs	(16,225)	(2,281)
Increase, net, in deferred revenue, accrued expenses, accrued income taxes, other current liabilities and other liabilities	10,274	1,174
Increase (decrease) in accrued interest	(474)	1,007

Net cash provided by (used in) operating activities	14,849	(16,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,120)	(30,197)
Cash from disposition of business, net of cash disposed	12,954	—
Cash used for business acquisitions, net of cash acquired	(179)	(226)
Decrease in restricted cash	2,021	3,640

Net cash used in investing activities	(1,324)	(26,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from issuance of long-term obligations	32,441	97,000
Principal payments on long-term obligations	(6,847)	(10,977)
Proceeds from sale of common stock, net of issuance costs	4,923	178

Net cash provided by financing activities	30,517	86,201

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	357	(1,500)

NET CHANGE IN CASH EQUIVALENTS	44,399	41,728
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,999	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,398	$91,396

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$26,794	$23,739
Cash paid for taxes	$671	$1,649
Non-cash investing and financing activities:
Capital lease additions	$21	$778
Settlement of outstanding debt with issuance of common stock	$1,351	$—
Settlement of outstanding debt with issuance of new convertible debt	$(27,417)	$—
Issuance of new convertible debt in exchange for convertible subordinated debentures	$27,481	$—
Settlement of outstanding debt with issuance of new exchangeable debt	$(54,750)	$—
Issuance of new exchangeable debt in exchange for convertible senior notes	$47,102	$—

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET LOSS	$(219,954)	$(44,189)	$(235,652)	$(78,816)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment	2,617	(2,611)	1,712	(4,844)
Reclassification of foreign currency translation adjustment for loss from the India transaction included in net loss	(349)	—	(349)	—

COMPREHENSIVE LOSS	$(217,686)	$(46,800)	$(234,289)	$(83,660)

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (“the Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Our results for the three months and six months ended June 30, 2006 and June 30, 2005 reflect the activities of our India operations as discontinued operations (see Note 10—“Discontinued Operations”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s most recently filed Form 10-K.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”), 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”) and owned approximately 85% of Direct Internet Limited (“DIL”) (the India operations) through June 23, 2006, in all of which the Company has or had a controlling interest. In the second quarter of 2006, the Company consummated a share purchase agreement with Videsh Sanchar Nigam Limited (“VSNL”), and VSNL purchased 100% of the stock of DIL on June 23, 2006. The Company has agreed to purchase an additional 39% of Matrix with the purchase price to be paid in the Company’s common stock and is awaiting certain conditions to be met before closing can be completed. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc. (“Bekko”).

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future. The Company also has an Employee Stock Purchase Plan which allows for employees to elect to purchase stock at 85% of fair market value (determined monthly) and is considered compensatory under SFAS No. 123(R). The plan was suspended on July 27, 2006.

The Company recorded an incremental $122 thousand and $235 thousand of stock-based compensation expense during the three months and six months ended June 30, 2006, respectively, as a result of the adoption of SFAS No. 123(R).

Prior to the adoption on January 1, 2006 of SFAS No. 123(R), the Company used the intrinsic value method to account for these plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation during 2005.

	For the Three Months Ended June 30, 2005
	As Determined Under SFAS No. 123(R)	As Reported Under APB No. 25	Difference
Loss from continuing operations	$(45,701)	$(44,770)	$(931)
Income from discontinued India operations	581	581	—

Net loss	$(45,120)	$(44,189)	$(931)

Basic income (loss) per share:
Loss from continuing operations	$(0.51)	$(0.50)	$(0.01)
Income from discontinued operations	0.01	0.01	—

Net loss	$(0.50)	$(0.49)	$(0.01)

Diluted income (loss) per share:
Loss from continuing operations	$(0.51)	$(0.50)	$(0.01)
Income from discontinued operations	0.01	0.01	—

Net loss	$(0.50)	$(0.49)	$(0.01)

	For the Six Months Ended June 30, 2005
	As Determined Under SFAS No. 123(R)	As Reported Under APB No. 25	Difference
Loss from continuing operations	$(81,791)	$(79,929)	$(1,862)
Income from discontinued India operations	1,113	1,113	—

Net loss	$(80,678)	$(78,816)	$(1,862)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	For the Six Months Ended June 30, 2005
	As Determined Under SFAS No. 123(R)	As Reported Under APB No. 25	Difference
Basic income (loss) per share:
Loss from continuing operations	$(0.91)	$(0.89)	$(0.02)
Income from discontinued operations	0.02	0.02	—

Net loss	$(0.89)	$(0.87)	$(0.02)

Diluted income (loss) per share:
Loss from continuing operations	$(0.91)	$(0.89)	$(0.02)
Income from discontinued operations	0.02	0.02	—

Net loss	$(0.89)	$(0.87)	$(0.02)

The weighted average fair value at date of grant for options granted during the three months ended June 30, 2006 and June 30, 2005 was $0.36 and $0.36 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended June 30,
	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	95.9%	72.1%
Risk-free interest rate	5.1%	3.8%
Expected option term	4 years	4 years

Under SFAS No. 123(R), the Company is required to apply expense recognition provisions beginning January 1, 2006. As of June 30, 2006, the Company had 1.8 million unvested awards outstanding of which $0.9 million of compensation expense will be recognized over the weighted average remaining vesting period of 2.4 years.

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

Derivative Instruments—The Company does not hold or issue derivative instruments for trading purposes. During the three months ended March 31, 2006, the Company had entered into financing arrangements that contained embedded derivative features due to the Company having insufficient authorized shares. The Company accounted for these arrangements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and Emerging Issues Task Force (“EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as well as related interpretations of these standards. The Company bifurcated embedded derivatives that were not clearly and

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

closely related to the host contract and recorded them as a liability in its balance sheet at their estimated fair value. Changes in their estimated fair value were recognized in earnings during the period of change. Since June 20, 2006, the feature that established the embedded derivative no longer exists. The fair value of the embedded derivative at June 20, 2006, was added back to the debt balance.

The Company estimated the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derived their value primarily based on changes in the price and volatility of the Company’s common stock. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

Accounting for derivatives is based upon valuations of derivative instruments determined using various valuation techniques including Black-Scholes and binomial pricing methodologies. The Company considered such valuations to be significant estimates.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently evaluating the impact of adopting FIN No. 48 on its results of operations, financial position and cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its results of operations, financial position and cash flows.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of June 30, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$3,450	$0	$3,450	$190,370	$(179,863)	$10,507
Brand name acquired	0	0	0	3,420	(3,148)	272
Other	56	0	56	2,400	(1,787)	613

Total	$3,506	$0	$3,506	$196,190	$(184,798)	$11,392

Amortization expense for customer lists, brand name and other intangible assets for the three months ended June 30, 2006 and 2005 was $1.6 million and $4.0 million, respectively. Amortization expense for customer lists, brand name and other intangible assets for the six months ended June 30, 2006 and 2005 was $3.6 million and

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

$8.8 million, respectively. The Company expects amortization expense for customer lists, brand name and other intangible assets for the remainder of 2006 and the fiscal years ended December 31, 2007, 2008 and 2009 to be approximately $0.9 million, $1.3 million, $1.1 million and $0.2 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of June 30, 2006	As of December 31, 2005
Goodwill	$34,909	$85,745

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows (in thousands):

	United States and Other	Canada	Europe	Asia- Pacific	Total
Balance as of January 1, 2006	$36,771	$31,427	$1,822	$15,725	$85,745
Goodwill impairment write-down	(21,769)	(19,337)	(1,927)	(8,880)	(51,913)
Sale of discontinued operations	—	—	—	(723)	(723)
Effect of change in foreign currency exchange rates	201	1,414	105	80	1,800

Balance as of June 30, 2006	$15,203	$13,504	—	$6,202	$34,909

4.	LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	As of June 30, 2006	As of December 31, 2005
Obligations under capital leases	$6,520	$7,612
Leased fiber capacity	14,890	19,717
Senior secured term loan facility	98,750	99,250
Financing facility and other	32,522	17,454
Senior notes	306,560	309,060
Convertible senior notes	75,767	132,000
Exchangeable senior notes	67,603	—
Step up convertible subordinated debentures	23,445	—
Convertible subordinated debentures	22,702	50,119

Subtotal	648,759	635,212
Less: Current portion of long-term obligations	(38,439)	(16,092)

Total long-term obligations	$610,320	$619,120

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Payments of principal and interest were due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other	Senior Notes	Convertible and Exchangeable Notes (2)	Step Up Convertible Subordinated Debentures	Convertible Subordinated Debentures	Total
2006 (as of June 30, 2006)	$9,914	$6,226	$1,710	$13,962	$2,880	$764	$653	$36,109
2007	6,704	12,363	5,707	27,924	5,713	1,820	23,355	83,586
2008	3,262	12,247	29,259	27,924	5,713	2,095	—	80,500
2009	1,559	12,131	28	99,484	5,713	29,679	—	148,594
2010	2,167	12,015	28	18,800	149,151	—	—	182,161
Thereafter	—	94,250	118	300,800	—	—	—	395,168

Total Minimum Principal & Interest Payments	23,606	149,232	36,850	488,894	169,170	34,358	24,008	926,118
Less: Amount Representing Cash Interest	(2,196)	(50,482)	(4,328)	(182,334)	(24,316)	(6,877)	(1,306)	(271,839)

	21,410	98,750	32,522	306,560	144,854	27,481	22,702	654,279
Less: Amount Representing Discount	—	—	—	—	(1,484)	(4,036)	—	(5,520)

	$21,410	$98,750	$32,522	$306,560	$143,370	$23,445	$22,702	$648,759

(1)	For the purpose of preparation of this table, we have assumed the interest rate of the $100 million Senior Secured Term Loan Facility to be 11.6%, which is the interest rate at June 30, 2006.

(2)	For purposes of preparation of this table, we have assumed that the maturity date for the 5% Exchangeable Senior Notes is June 30, 2010 and will not be accelerated to June 30, 2009.

The indentures governing the senior notes, senior secured term loan facility, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures and convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company’s subsidiaries. The Company was in compliance with the above covenants at June 30, 2006.

Senior Secured Term Loan Facility

In February 2005, a direct wholly-owned subsidiary of the Company, Primus Telecommunications Holding, Inc. (PTHI), completed a six-year, $100 million senior secured term loan facility (the “Facility”). Each borrowing made under the Facility may be, at the election of PTHI at the time of the borrowing, a London Inter-Bank Offered Rate (LIBOR) loan (which will bear interest at a rate equal to LIBOR + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.0%). The interest rate at June 30, 2006 was 11.6%. The Facility contains no financial maintenance covenants. The Company borrowed $100 million under this facility in February 2005. The Facility will be repaid in 24 quarterly installments, which began on June 30, 2005, at a rate of one percent of the principal per year over the next five years and nine months, and the remaining balance repaid on the sixth anniversary date of the Facility, with early redemption at a premium to par at PTHI’s option at any time after February 18, 2006. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries.

Senior Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In the second quarter 2006, the Company completed the exchange of $54.8 million principal amount of the Company’s 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) and $20.5 million in cash for $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes due June 2009 (“5% Exchangeable Senior Notes”). This exchange has been deemed a troubled debt restructuring, and accordingly, has been accounted for as a modification of debt with total future cash payments of $67.6 million being recorded in long-term obligations. The Company recognized a gain on restructuring of debt of $4.8 million in connection with this exchange, including the expensing of $2.9 million of financing costs. The 5% Exchangeable Senior Notes will mature on June 30, 2010, subject to an accelerated maturity of June 30, 2009 at the option of the holders if the Company does not increase its equity in the aggregate of $25 million during the three years following issuance of the senior notes. Under certain circumstances, the Company may elect to make interest payments in shares of common stock. Notwithstanding the foregoing, the holders of the 5% Exchangeable Senior Notes will be entitled to receive the first two semi-annual interest payments wholly in cash. Interest of the 5% Exchangeable Senior Notes will be paid at the rate of 5% per annum on each June 30 and December 30, beginning on December 30, 2006. The 5% Exchangeable Senior Notes are exchangeable, in the aggregate, into 46,935,833 shares of the Company’s common stock at a conversion price of $1.20 per share of common stock, subject to adjustment. If the closing bid price of the Company common stock, for at least 20 trading days in any consecutive 30 trading-day period, exceeds 150% of the conversion price then in effect, the Company may elect to exchange the senior notes for shares of the Company common stock at the conversion price, subject to certain conditions, including that no more than 50% of the senior notes may be exchanged by the Company within any 30-day period. In the event of a change in control, as defined, the holders may require the Company to repurchase the 5% Exchangeable Senior Notes at which time the Company has the option to settle in cash or common stock at an adjusted conversion price.

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

At the time of issuance of the Step Up Convertible Subordinated Debentures, the Company did not have sufficient authorized and unissued shares of common stock to satisfy exercise and conversion of all of its convertible instruments. Accordingly, the Company determined that the Step Up Convertible Subordinated Debentures, the 2000 Convertible Subordinated Debentures and the 2003 Convertible Senior Notes were hybrid instruments with characteristics of a debt host agreement and contained embedded derivative features that had characteristics and risks that were not clearly and closely associated with the debt host. In the first quarter 2006, the conversion options were determined to be derivative instruments to be bifurcated and recorded as a current

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

liability at fair value. In the second quarter 2006, the Company’s shareholders voted to approve alternative proposals to authorize an amendment to the Company’s Certificate of Incorporation to affect a one-for-ten reverse stock split and to authorize an amendment of the Company’s Certificate of Incorporation allowing an increase of authorized Common Stock from 150,000,000 to 300,000,000. Either authorization ensures that the Company will have the ability to control whether it has sufficient authorized and unissued shares of common stock to satisfy exercise and conversion of all of its convertible instruments (see Note 13—“Subsequent Events”). Therefore, the Company determined that the Step Up Convertible Subordinated Debentures, the 2000 Convertible Subordinated Debentures and the 2003 Convertible Senior Notes did not contain embedded derivative features as of the date of the shareholder vote, June 20, 2006, and added back the June 20, 2006 fair value of the embedded derivative into the debt balance.

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 2003 Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company is accreting the difference between the face values of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes. At June 30, 2006, the carrying value of the Step Up Convertible Subordinated Debentures (face value of $27.5 million) was $23.4 million, and the carrying value of the 2003 Convertible Senior Notes (face value of $77.3 million) was $75.8 million. The effective interest rate of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes at June 30, 2006 was 14.0% and 5.0%, respectively.

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at June 30, 2006 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. During the year ended December 31, 2004, the Company reduced the principal balance of the 2004 Senior Notes through $5.0 million of open market purchases.

In September 2003, the Company completed the sale of $132 million in aggregate principal amount of 2003 Convertible Senior Notes with semi-annual interest payments due on March 15th and September 15th. The Company recorded $5.2 million in costs associated with the issuance of the 2003 Convertible Senior Notes, which have been recorded as deferred financing costs in other assets. Holders of these notes may convert their notes into the Company’s common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The notes are convertible in the aggregate into 8,285,603 shares of the Company’s common stock. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. In the second quarter 2006, the Company restructured $54.8 million principal amount of 2003 Convertible Senior Notes; see prior disclosure regarding the 5% Exchangeable Senior Notes within this footnote.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 2000 Convertible Subordinated Debentures with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. During the years ended December 31, 2001 and 2000, the Company reduced $36.4 million principal balance of the debentures through open market purchases and $192.5 million principal balance through exchanges for its common stock. The principal that was exchanged for common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $4.0 million principal amount of the 2000 Convertible Subordinated Debentures through open market purchases. During the year ended December 31, 2005, the Company exchanged 9,820,000 shares of the Company’s common stock for the extinguishment of $17.0 million in principal amount of these debentures. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt,” the Company recognized an induced conversion expense of $6.1 million in connection with this conversion. During the quarter ended March 31, 2006, the Company exchanged $27.4 million of the 2000 Convertible Subordinated Debentures for $27.5 million principal amount of the Company’s Step Up Convertible Subordinated Debentures. The remaining debentures are convertible at a conversion price of $49.7913 per share in the aggregate into 455,943 shares of the Company’s common stock. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price.

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

Leased Fiber Capacity

Beginning September 30, 2001, the Company accepted delivery of fiber optic capacity on an indefeasible rights of use (“IRU”) basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term. The effective interest rate on current borrowings is 7.4%. The Company further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. At June 30, 2006 and December 31, 2005, the Company had a liability recorded under this agreement in the amount of $7.6 million and $10.7 million, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million AUD ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. At June 30, 2006 and December 31, 2005, the Company had a liability recorded in the amount of $7.3 million (10.1 million AUD) and $9.0 million (12.4 million AUD), respectively.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement with Alleasing Finance Australia United for network equipment. Payments will be made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.3%. At June 30, 2006 and December 31, 2005, the Company had a liability recorded under this agreement in the amount $5.2 million (7.1 million AUD) and $6.1 million (8.4 million AUD), respectively.

In April 2004, Primus Canada entered into a loan agreement with a Canadian financial institution. The agreement provided for a $34.6 million (42 million CAD) two-year non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes of the Company and is secured by the assets of Primus Canada’s operations. In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement that extended the maturity date one year to April 2007. In January 2006, Primus Canada entered into an Amended and Restated Loan Agreement that extended the maturity date one year to April 2008. The agreement is now a four-year non-revolving term loan credit facility bearing an interest rate of 7.75%. The new agreement reduced the maximum loan balance from $37.5 million (42 million CAD) to $28.6 million (32 million CAD) and established quarterly principal payments of $0.9 million (1 million CAD) commencing in April 2007. In February 2006, the Company drew the remaining $14.8 million (17 million CAD) available under the amended loan facility. At June 30, 2006 and December 31, 2005, the Company had an outstanding liability of $28.6 million (32 million CAD) and $12.8 million (15.0 million CAD), respectively. An affiliate of Primus Canada has an additional loan facility agreement with the Canadian financial institution and had a liability under this facility of $2.7 million (3.0 million CAD) and $2.6 million (3.0 million CAD) at June 30, 2006 and December 31, 2005, respectively.

5.	ASSET IMPAIRMENT

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company identified certain indications of impairment. The overall deterioration in economic conditions within the telecommunications industry, including certain pricing actions enacted by incumbent carriers, during the first half of 2006 led the Company to believe that the fair value of certain long-lived assets had decreased significantly. Because of the impairment identified under the guidance of SFAS No. 144, the Company performed an analysis under SFAS No. 142, “Goodwill and Other Intangible Assets.” Through that evaluation, the Company determined that an additional $0.8 million impairment (which is included in the figures below) to goodwill was required in Europe.

Based on the Company’s evaluation, it was determined that the estimated future cash flows were less that the carrying value of its long-lived assets. The Company’s assets were evaluated as a single asset group, because of the nature of the cash flows being inseparable within a global telecommunications company. Therefore, the impairment was applied equally across the entire asset group. Accordingly, during the second quarter 2006, the Company adjusted the carrying value of its long-lived assets, including property and equipment and intangible assets, to their estimated fair value of $143.6 million. This adjustment resulted in an asset impairment

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

write-down of $209.2 million, or $1.84 per share, consisting of the following specific asset write-downs: $151.8 million in property and equipment, $52.1 million in goodwill and $5.3 million in customer lists and other intangible assets. The estimated fair value of the Company’s assets was based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

The following table outlines the Company’s asset impairment write-down by segment (in thousands):

Three months ended June 30, 2006
United States and Other
United States	$51,688
Other	2,819

Total United States and Other	54,507
Canada
Canada	55,228

Total Canada	55,228

Europe
United Kingdom	9,991
Germany	1,430
Netherlands	1,677
Other	5,800

Total Europe	18,898

Asia-Pacific
Australia	76,843
Other	3,772

Total Asia-Pacific	80,615

Total	$209,248

6.	COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of June 30, 2006 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases	Total
2006 (from July 1 through December 31)	$9,914	$3,803	$7,460	$21,177
2007	6,704	600	12,212	19,516
2008	3,262	—	8,644	11,906
2009	1,559	—	6,274	7,833
2010	2,167	—	4,176	6,343
Thereafter	—	—	4,502	4,502

Total minimum lease payments	23,606	4,403	43,268	71,277
Less: Amount representing interest	(2,196)	—	—	(2,196)

	$21,410	$4,403	$43,268	$69,081

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company has contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $2.4 million and $7.7 million for the three months ended June 30, 2006 and 2005, respectively. The Company made purchases under purchase commitments of $6.1 million and $14.8 million for the six months ended June 30, 2006 and 2005, respectively.

Rent expense under operating leases was $4.2 million and $4.7 million for the three months ended June 30, 2006 and 2005, respectively. Rent expense under operating leases was $8.6 million and $9.7 million for the six months ended June 30, 2006 and 2005, respectively.

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

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for the six months ended June 30, 2006 and 2005. During the year ended December 31, 2004, the Company cancelled 494 shares of restricted stock (which were issued prior to 2001) due to the termination of certain employees and agents, respectively. As of June 30, 2006, of the remaining issued shares of 54,000, none are considered restricted.

The Company sponsors an employee stock option plan (the “Equity Incentive Plan”). The total number of shares of common stock authorized for issuance under the Equity Incentive Plan is 13,000,000. Under the Equity Incentive Plan, awards may be granted to key employees or consultants of the Company and its subsidiaries in the form of Incentive Stock Options or Nonqualified Stock Options. The Equity Incentive Plan allows the granting of options at an exercise price of not less than 100% of the stock’s fair value at the date of grant. The options vest over a period of up to three years, and no option will be exercisable more than ten years from the date it is granted. On June 16, 2004, the stockholders of the Company approved amendments to the Equity Incentive Plan, including (i) renaming the employee stock option plan the “Equity Incentive Plan”; (ii) expanding the forms of awards permitted to be granted, including stock appreciation rights, restricted stock awards, stock units and other equity securities, and authorizing a tax deferral feature for executive officers; (iii) prohibiting the repricing of stock options in the future without stockholder approval; and (iv) requiring three-year vesting of restricted stock and stock unit awards, unless accelerated following the first anniversary of the award due to the satisfaction of predetermined performance conditions.

The Company sponsors a Director Stock Option Plan (the “Director Plan”) for non-employee directors. Under the Director Plan, an option is granted to each qualifying non-employee director upon election or reelection to purchase 45,000 shares of common stock, which vests in one-third increments as of the grant date and the first and second anniversaries of the grant date, over a two-year period. The option price per share is the fair market value of a share of common stock on the date the option is granted. No option will be exercisable

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

more than five years from the date of grant. On June 16, 2004, the stockholders of the Company approved amendments to the Director Plan to (i) increase the number of shares of common stock issuable pursuant to awards under the Director Plan by 300,000 to a total of 900,000; and (ii) authorize the issuance of restricted stock (in lieu of cash compensation at the discretion of individual Directors).

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

A summary of stock option activity during the six months ended June 30 is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—January 1	9,316,005	$2.36	8,606,888	$2.92
Granted	777,500	$0.76	58,000	$0.96
Exercised	—	$—	(34,250)	$1.57
Forfeitures	(1,550,091)	$2.41	(297,432)	$8.72

Outstanding—June 30	8,543,414	$2.20	8,333,206	$2.71

Eligible for exercise—June 30	6,788,005		6,298,458

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Exercise Price	Intrinsic Value
$ 0.54	45,000	0.86	$0.54	$900	45,000	$0.54	$900
$ 0.56 to $0.76	230,501	6.88	$0.66	—	168,501	$0.67	—
$ 0.77	500,000	9.59	$0.77	—	—	$—	—
$ 0.79 to $0.88	192,500	8.23	$0.86	—	40,000	$0.81	—
$ 0.90	870,398	4.77	$0.90	—	870,398	$0.90	—
$ 0.92	1,253,412	9.36	$0.92	—	212,503	$0.92	—
$ 0.93 to $1.61	54,500	8.14	$1.27	—	54,500	$1.27	—
$ 1.65	1,688,486	6.47	$1.65	—	1,688,486	$1.65	—
$ 1.80 to $2.38	2,007,317	6.34	$1.98	—	2,007,317	$1.98	—
$ 3.03 to $6.30	1,664,000	7.91	$5.10	—	1,664,000	$5.10	—
$12.31 to $17.44	20,900	3.23	$14.54	—	20,900	$14.54	—
$31.94 to $33.38	16,400	3.67	$32.39	—	16,400	$32.39	—

	8,543,414			$900	6,788,005		$900

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

8.	GAIN OR LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT

In June 2006, the Company exchanged $54.8 million principal amount of the Company’s 2003 Convertible Senior Notes and $20.5 million of cash for $56.3 million principal amount of PTHI’s 5% Convertible Senior Notes and $11.3 million of future cash payments resulting in a gain on restructuring of debt of $4.8 million including the expensing of related financing costs.

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

Summary information with respect to the Company’s segments is as follows and is shown net of discontinued operations for net revenue and income (loss) from operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Revenue
United States and Other
United States	$46,351	$50,848	$93,980	$105,758
Other	987	773	1,974	1,512

Total United States and Other	47,338	51,621	95,954	107,270

Canada
Canada	70,139	62,873	140,685	125,869

Total Canada	70,139	62,873	140,685	125,869

Europe
United Kingdom	20,607	25,926	43,327	71,254
Germany	11,448	14,209	22,959	26,627
Netherlands	7,920	22,057	27,190	38,411
Other	15,324	24,277	31,837	46,942

Total Europe	55,299	86,469	125,313	183,234

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Asia-Pacific
Australia	77,997	87,135	156,206	179,657
Other	1,550	2,540	3,697	5,595

Total Asia-Pacific	79,547	89,675	159,903	185,252

Total net revenue	$252,323	$290,638	$521,855	$601,625

Income (Loss) from Operations
United States and Other	$(71,667)	$(18,475)	$(79,789)	$(36,560)
Canada	(48,068)	5,592	(39,529)	12,115
Europe	(27,918)	(11,372)	(33,452)	(18,024)
Asia-Pacific	(80,280)	(560)	(79,881)	192

Total loss from operations	$(227,933)	$(24,815)	$(232,651)	$(42,277)

Capital Expenditures
United States and Other	$560	$5,200	$1,435	$8,807
Canada	3,421	2,903	8,104	5,409
Europe	154	1,529	618	3,020
Asia-Pacific	2,596	6,331	5,963	12,961

Total	$6,731	$15,963	$16,120	$30,197

The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	June 30, 2006	December 31, 2005
Assets
United States and Other
United States	$98,723	$134,360
Other	4,576	7,226

Total United States and Other	103,299	141,586

Canada
Canada	105,701	157,155

Total Canada	105,701	157,155

Europe
United Kingdom	20,710	35,685
Germany	12,029	13,374
Netherlands	2,896	13,379
Other	46,707	57,019

Total Europe	82,342	119,457

Asia-Pacific
Australia	114,107	200,148
Other	8,813	22,743

Total Asia-Pacific	122,920	222,891

Total	$414,262	$641,089

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company offers three main products—voice, data/Internet and VOIP in all of its segments. Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Voice	$180,573	$223,333	$378,193	$467,526
Data/Internet	42,326	42,833	84,808	87,143
VOIP	29,424	24,472	58,854	46,956

Total	$252,323	$290,638	$521,855	$601,625

10.	DISCONTINUED OPERATIONS

In May 2006, the Company entered into a Share Purchase Agreement (SPA) with Videsh Sanchar Nigam Limited (VSNL), a leading international telecommunications company and member of the TATA Group, whereby VSNL purchased 100% of the stock of Direct Internet Limited (DIL), whose wholly-owned subsidiary, Primus Telecommunications India Limited (PTIL), is primarily engaged in providing fixed broadband wireless Internet services to enterprise and retail customers in India. The Company owned approximately 85% of the stock of DIL through an indirect wholly-owned subsidiary. The remaining approximately 15% of the stock of DIL was owned by the manager of DIL and PTIL, who had founded the predecessor companies. The total purchase consideration was $17.5 million. The Company received $13.0 million in net cash proceeds from the transaction at closing on June 23, 2006, after closing adjustments. Under the SPA, the Company agreed to certain non-compete provisions regarding the business of DIL and PTIL and is a party to the SPA for the purpose of guaranteeing indemnity obligations of its subsidiary selling the stock of DIL. The net assets of DIL were $8.9 million at June 23, 2006.

As a result of the sale, the Company’s consolidated financial statements reflect India operations as discontinued operations for the three and six months ended June 30, 2006 and 2005. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of the discontinued India operations for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$2,806	$2,725	$5,653	$5,456
Operating expenses	2,266	2,093	4,476	4,235

Income from operations	540	632	1,177	1,221
Interest expense	(4)	(1)	(5)	(2)
Interest income and other income (expense)	1	3	45	(30)

Income (loss) before income tax	537	634	1,217	1,189
Income tax expenses	(45)	(53)	(78)	(76)

Income from discontinued operations	$492	$581	$1,139	$1,113

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

11.	BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period.

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon conversion of its 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures, the Step Up Convertible Subordinated Debentures, and 5% Exchangeable Senior Notes.

The Company had no dilutive common share equivalents during the three and six months ended June 30, 2006 and 2005, respectively. For the three and six months ended June 30, 2006, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	8.5 million shares issuable under the Company’s stock option compensation plans,

•	46.9 million shares issuable upon the conversion of the 5% Exchangeable Senior Notes,

•	23.2 million shares issuable upon the conversion of the Step Up Convertible Subordinated Debentures,

•	8.3 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	0.5 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

For the three and six months ended June 30, 2005, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	8.4 million shares issuable under the Company’s stock option compensation plans,

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	1.2 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

12.	GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

PTHI’s 2004 Senior Notes and 5% Exchangeable Senior Notes are fully and unconditionally and jointly and severally guaranteed by Primus Telecommunications Group, Incorporated (“PTGI”). Accordingly, the following consolidating condensed financial information as of June 30, 2006 and December 31, 2005, and for the three-month and six-month periods ended June 30, 2006 and June 30, 2005 are included for (a) PTGI on a stand-alone basis; (b) PTHI and its subsidiaries; and (c) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2006
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$252,323	$—	$252,323
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	168,593	—	168,593
Selling, general and administrative	1,288	71,107	—	72,395
Depreciation and amortization	—	16,525	—	16,525
Loss on sale or disposal of assets	—	13,495	—	13,495
Asset impairment write-down	—	209,248	—	209,248

Total operating expenses	1,288	478,968	—	480,256

LOSS FROM OPERATIONS	(1,288)	(226,645)	—	(227,933)
INTEREST EXPENSE	(4,554)	(9,250)	—	(13,804)
ACCRETION ON DEBT DISCOUNT	(1,174)	—	—	(1,174)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	2,850	—	—	2,850
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	7,646	(2,850)	—	4,796
INTEREST AND OTHER INCOME	34	1,963	—	1,997
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(487)	7,123	—	6,636
INTERCOMPANY INTEREST	1,031	(1,031)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(223,910)	—	223,910	—

LOSS BEFORE INCOME TAXES	(219,852)	(230,690)	223,910	(226,632)
INCOME TAX EXPENSE	(102)	(1,127)	—	(1,229)

LOSS FROM CONTINUING OPERATIONS	(219,954)	(231,817)	223,910	(227,861)
INCOME FROM DISCONTINUED INDIA OPERATIONS, net of tax	—	492	—	492
INCOME FROM SALE OF DISCONTINUED INDIA OPERATIONS, net of tax	—	7,415	—	7,415

NET LOSS	$(219,954)	$(223,910)	$223,910	$(219,954)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2006
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$521,855	$—	$521,855
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	347,657	—	347,657
Selling, general and administrative	3,427	145,544	—	148,971
Depreciation and amortization	—	34,123	—	34,123
Loss on sale or disposal of assets	—	14,507	—	14,507
Asset impairment write-down	—	209,248	—	209,248

Total operating expenses	3,427	751,079	—	754,506

LOSS FROM OPERATIONS	(3,427)	(229,224)	—	(232,651)
INTEREST EXPENSE	(9,139)	(18,343)	—	(27,482)
ACCRETION ON DEBT DISCOUNT	(1,566)	—	—	(1,566)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	5,373	—	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	10,374	(2,965)	—	7,409
INTEREST AND OTHER INCOME	64	2,501	—	2,565
FOREIGN CURRENCY TRANSACTION GAIN	2,523	2,101	—	4,624
INTERCOMPANY INTEREST	2,089	(2,089)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(241,735)	—	241,735	—

LOSS BEFORE INCOME TAXES	(235,444)	(248,019)	241,735	(241,728)
INCOME TAX EXPENSE	(208)	(2,270)	—	(2,478)

LOSS FROM CONTINUING OPERATIONS	(235,652)	(250,289)	241,735	(244,206)
INCOME FROM DISCONTINUED INDIA OPERATIONS, net of tax	—	1,139	—	1,139
INCOME FROM SALE OF DISCONTINUED INDIA OPERATIONS, net of tax	—	7,415	—	7,415

NET LOSS	$(235,652)	$(241,735)	$241,735	$(235,652)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$290,638	$—	$290,638
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	195,340	—	195,340
Selling, general and administrative	1,414	96,655	—	98,069
Depreciation and amortization	—	21,466	—	21,466
Loss on sale or disposal of assets	—	578	—	578

Total operating expenses	1,414	314,039	—	315,453

LOSS FROM OPERATIONS	(1,414)	(23,401)	—	(24,815)
INTEREST EXPENSE	(5,142)	(8,438)	—	(13,580)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(1,705)	—	—	(1,705)
INTEREST AND OTHER INCOME	39	998	—	1,037
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	12	(3,263)	—	(3,251)
INTERCOMPANY INTEREST	10,545	(10,545)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(45,478)	—	45,478	—

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(43,143)	(44,649)	45,478	(42,314)
INCOME TAX EXPENSE	(1,046)	(1,410)	—	(2,456)

LOSS FROM CONTINUING OPERATIONS	(44,189)	(46,059)	45,478	(44,770)
INCOME FROM DISCONTINUED INDIA OPERATIONS	—	581	—	581

NET LOSS	$(44,189)	$(45,478)	$45,478	$(44,189)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$601,625	$—	$601,625
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	396,111	—	396,111
Selling, general and administrative	3,434	199,644	—	203,078
Depreciation and amortization	—	44,135	—	44,135
Loss on sale or disposal of assets	—	578	—	578

Total operating expenses	3,434	640,468	—	643,902

LOSS FROM OPERATIONS	(3,434)	(38,843)	—	(42,277)
INTEREST EXPENSE	(10,288)	(15,733)	—	(26,021)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(1,705)	—	—	(1,705)
INTEREST AND OTHER INCOME	70	1,262	—	1,332
FOREIGN CURRENCY TRANSACTION LOSS	(125)	(6,228)	—	(6,353)
INTERCOMPANY INTEREST	21,197	(21,197)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(82,420)	—	82,420	—

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(76,705)	(80,739)	82,420	(75,024)
INCOME TAX EXPENSE	(2,111)	(2,794)	—	(4,905)

LOSS FROM CONTINUING OPERATIONS	(78,816)	(83,533)	82,420	(79,929)
INCOME FROM DISCONTINUED INDIA OPERATIONS	—	1,113	—	1,113

NET LOSS	$(78,816)	$(82,420)	$82,420	$(78,816)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	June 30, 2006
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,152	$83,246	$—	$87,398
Accounts receivable	—	119,832	—	119,832
Prepaid expenses and other current assets	824	24,151	—	24,975

Total current assets	4,976	227,229	—	232,205
INTERCOMPANY RECEIVABLES	—	241,086	(241,086)	—
INVESTMENTS IN SUBSIDIARIES	40,712	—	(40,712)	—
RESTRICTED CASH	—	8,324	—	8,324
PROPERTY AND EQUIPMENT—Net	—	105,166	—	105,166
GOODWILL	—	34,909	—	34,909
OTHER INTANGIBLE ASSETS—Net	—	3,506	—	3,506
OTHER ASSETS	4,263	25,889	—	30,152

TOTAL ASSETS	$49,951	$646,109	$(281,798)	$414,262

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$718	$78,139	$—	$78,857
Accrued interconnection costs	—	49,232	—	49,232
Deferred revenue	—	18,951	—	18,951
Accrued expenses and other current liabilities	623	49,545	—	50,168
Accrued income taxes	1,980	16,348	—	18,328
Accrued interest	4,004	8,701	—	12,705
Derivatives embedded within convertible debt, at estimated fair value	—	—		—
Current portion of long-term obligations	22,702	15,737	—	38,439

Total current liabilities	30,027	236,653	—	266,680
INTERCOMPANY PAYABLES	241,086	—	(241,086)	—
LONG-TERM OBLIGATIONS (net of discount of $5,520)	170,771	439,549	—	610,320
OTHER LIABILITIES	—	1,377	—	1,377

Total liabilities	441,884	677,579	(241,086)	878,377

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock	1,138	—	—	1,138
Additional paid-in capital	692,619	1,161,937	(1,161,937)	692,619
Accumulated deficit	(1,085,690)	(1,121,225)	1,121,225	(1,085,690)
Accumulated other comprehensive loss	—	(72,182)	—	(72,182)

Total stockholders’ deficit	(391,933)	(31,470)	(40,712)	(464,115)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49,951	$646,109	$(281,798)	$414,262

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30, 2006
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235,652)	$(241,735)	$241,735	$(235,652)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	8,188	—	8,188
Stock compensation expense	—	235	—	235
Depreciation and amortization	—	34,743	—	34,743
Loss on sale or disposal of assets	—	7,116	—	7,116
Asset impairment write-down	—	209,248	—	209,248
Accretion of debt discount	1,566	—		1,566
Equity in net loss of subsidiary	241,735	—	(241,735)	—
Change in estimated fair value of embedded derivatives	(5,373)	—		(5,373)
(Gain) loss on early extinguishment or restructuring of debt	(10,374)	2,965	—	(7,409)
Minority interest share of loss	—	(1,556)	—	(1,556)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(2,505)	(3,429)	—	(5,934)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	15,471	—	15,471
Decrease in prepaid expenses and other current assets	772	7,796	—	8,568
(Increase) decrease in other assets	315	(456)	—	(141)
(Increase) decrease in intercompany balance	8,724	(8,724)	—	—
Decrease in accounts payable	(1,557)	(6,239)	—	(7,796)
Decrease in accrued interconnection costs	—	(16,225)	—	(16,225)
Increase, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	772	9,502	—	10,274
Decrease in accrued interest	(447)	(27)	—	(474)

Net cash provided by (used in) operating activities	(2,024)	16,873	—	14,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(16,120)	—	(16,120)
Cash from disposition of business, net of cash disposed	—	12,954	—	12,954
Cash used for business acquisitions, net of cash acquired	—	(179)	—	(179)
Decrease in restricted cash	—	2,021	—	2,021

Net cash used in investing activities	—	(1,324)	—	(1,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	32,441	—	32,441
Principal payments on capital leases, vendor financing and other long-term obligations	(2)	(6,845)	—	(6,847)
Proceeds from sale of common stock	4,923	—	—	4,923

Net cash provided by financing activities	4,921	25,596	—	30,517

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	357	—	357

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,897	41,502	—	44,399
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255	41,744	—	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,152	$83,246	$—	$87,398

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,816)	$(82,420)	$82,420	$(78,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	13,438	—	13,438
Depreciation and amortization	—	44,732	—	44,732
Asset impairment write-down	—	578	—	578
Equity in net income of subsidiary	82,420	—	(82,420)	—
Equity investment loss	—	249	—	249
Loss on early extinguishment of debt	1,705	—	—	1,705
Minority interest share of loss	—	(248)	—	(248)
Unrealized foreign currency transaction loss on intercompany and foreign debt	154	3,702	—	3,856
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	10,860	—	10,860
Decrease in prepaid expenses and other current assets	395	4,015	—	4,410
(Increase) decrease in other assets	577	(2,328)	—	(1,751)
(Increase) decrease in intercompany balance	(5,782)	5,782	—	—
Decrease in accounts payable	(2,000)	(13,103)	—	(15,103)
Decrease in accrued interconnection costs	—	(2,281)	—	(2,281)
Increase, net, in deferred revenue, accrued expenses, other current liabilities,accrued income taxes and other liabilities	72	1,102	—	1,174
Increase (decrease) in accrued interest	(5)	1,012	—	1,007

Net cash used in operating activities	(1,280)	(14,910)	—	(16,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(30,197)	—	(30,197)
Cash used for business acquisitions, net of cash acquired	—	(226)	—	(226)
Decrease in restricted cash	—	3,640	—	3,640

Net cash used in investing activities	—	(26,783)	—	(26,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	97,000	—	97,000
Principal payments on capital leases, vendor financing and other long-term obligations	—	(10,977)	—	(10,977)
Proceeds from sale of common stock	178	—	—	178

Net cash provided by financing activities	178	86,023	—	86,201

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(1,500)	—	(1,500)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,102)	42,830	—	41,728
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,967	47,701	—	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$865	$90,531	$—	$91,396

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

13.	SUBSEQUENT EVENTS

On July 27, 2006, the Board of Directors of the Company approved an increase in the number of authorized shares of the Company’s Common Stock from 150,000,000 to 300,000,000. The increase was approved previously by the Company’s stockholders at the 2006 annual meeting on June 20, 2006. At the annual meeting, the shareholders had also approved an alternative proposal for a reverse stock split. The shareholder approval of these two alternative proposals reserved to the Board of Directors the right, in its sole discretion, to implement either proposal and the Board determined on July 27, 2006 to implement the increase in authorized shares.

On July 27, 2006, the Company received notice from the Nasdaq Stock Market that the Listing Qualifications Panel had denied the Company’s Motion for Reconsideration of the Panel’s determination of the prior day to delist the Company’s common stock due to the Company’s failure to meet the $1 minimum bid price requirement, even though the Company met all other Nasdaq continued listing requirements. As a result, the Company’s common stock was no longer listed on Nasdaq as of the open of business on July 28, 2006. The Company’s common stock traded as of the open of business on July 28, 2006 on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “PRTL.”

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

Recent Product Initiatives Overview

We have selectively targeted opportunities to participate in major growth areas for telecommunications—local, wireless, broadband, and VOIP—which we call our strategic initiatives. These initiatives have been accelerated in response to competitive developments described under “—Four-Pronged Action Plan.” Our approach in these areas has common elements: focus on bundling services to end-user customers; leverage our existing global voice, data and Internet network; and utilize established distribution channels and back-office systems. We have continued to devote substantial resources in 2006 to our strategic initiatives.

We believe the local services market is a major opportunity for revenue growth for us. During the third quarter of 2004, we began offering local line service in Canada on a resale basis. We bundle these services with our other product offerings of long distance voice and Internet access, in competition with incumbent local exchange carriers (ILECs) and cable companies. The Canadian residential local telephone offering increased to approximately 75,000 lines in service. In Canada, we believe the ability to bundle local services with our core long distance service and new broadband service presents future growth opportunities for us. We now have 65 nodes installed with completion of 5 additional nodes targeted during the third quarter 2006.

In 2004 we began the process of building our own DSL network infrastructure in Australia in order to provide voice and broadband Internet services to residential customers on such network. The initial build-out of our Australian DSL infrastructure is complete with 181 nodes installed. In Australia, we now have over 144,000 DSL customers. Migration of existing resale local and broadband customers to our network began in the second quarter 2005 and has now reached approximately 44,000 customers on-net. The pace of on-net migration may quicken if, as expected, current customer transfer fees (PIC charges) are materially reduced.

The target customers for our retail VOIP products will ultimately be anyone who has a broadband connection anywhere in the world. We have been in the carrier VOIP market now for several years. In January 2004, we launched our retail VOIP TalkBroadband® service in Canada. In June 2004, we launched our retail LINGO product in the United States, which offers unlimited calling plans including destinations in Western Europe and certain countries in Asia, unlimited calling between two LINGO subscribers and the issuance of phone numbers that are local for calls originating in certain foreign countries. We have recently launched VOIP services in Australia, Japan and Brazil. Global retail VOIP services have grown to approximately 110,000 customers. For our LINGO product in the United States, growth slowed significantly since the second half of 2005 as we moderated our investment in LINGO due to financial resource limitations and the disruption in marketing activities raised by the emergency 911 regulations.

It should be recognized that our marketing efforts across our broadband and local initiatives initially increase near-term pressure on profitability and cash flow due to migration and installation charges imposed by the incumbent carriers for each customer transferred to our network. The relative impact of such fees, which currently range between $48 per customer in Canada and $105 per customer in Australia, should lessen as the rate of new customer additions becomes a lower percentage of the growing customer base. We are currently awaiting decisions from the regulatory agency in Australia on whether these per customer charges will be reduced and whether there will be a retroactive credit. Until then, we expense these fees at the higher invoiced rate. In the three and six months ended June 30, 2006, we incurred $2 million and $5 million in such fees, respectively, and in 2005, we incurred $11 million. With DSL networks now deployed in Canada and Australia we can provision new customers onto our own network and thus avoid migration fees for such customers.

We believe that progress to date in transforming the Company and growing our broadband, local, and VOIP businesses has not only strengthened the Company, but has enhanced the competitive positioning and the franchise values of our major operating subsidiaries in Australia and Canada. We have also focused on our European and United States operations, and significant progress has already been made in eliminating low-margin services and associated costs, in reducing SG&A expenses and in tightening our focus on areas of profitable growth. We expect further improvement in the third and fourth quarters of 2006.

Four-Pronged Action Plan

Our fundamental challenge continues to be generating sufficient sales volume from new initiatives in broadband, local, wireless and VOIP services to offset the declining contribution from our core long distance voice and dial-up Internet service provider (ISP) businesses. To address this challenge, we have continued progress on our four-pronged action plan (“Action Plan”): first, to continue to drive strong revenue growth from strategic initiatives and to concentrate resources on the most promising initiatives (discussed within “Recent Product Initiatives Overview”); second, to enhance margin by increasing scale on the new initiatives and by investing in broadband infrastructure in high density locations as well as migrating customers onto our network (discussed within “Recent Product Initiatives Overview”); third, to continue cost cutting and cost management programs partially to offset margin erosion caused by the continued decline of our high-margin core retail revenues; and fourth, to strengthen the balance sheet through potential deleveraging and equity capital infusion on a prudent basis.

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

Another important element of our Action Plan is the reduction of costs to offset partially the decline in core long-distance voice and dial-up ISP revenues. SG&A expenses declined $4 million as compared to the first quarter 2006, and $26 million as compared to the second quarter 2005, and further cost reductions will be pursued.

The fourth element of our Action Plan is to strengthen the balance sheet through deleveraging and capital infusion. In the second quarter 2006, we exchanged $56.3 million of our new 5% Exchangeable Senior Notes due 2009 (“5% Exchangeable Senior Notes”) for $54.8 million of our 3.75% Convertible Senior Notes due 2010 (“2003 Convertible Senior Notes”) and $20.5 million of cash. Additionally, we raised $13 million from the sale of our Indian subsidiary described below under “—Recent Developments”.

Recent Developments

Discontinued Operations. In May 2006, we entered into a Share Purchase Agreement (SPA) with Videsh Sanchar Nigam Limited (VSNL), a leading international telecommunications company and member of the TATA

Group, whereby VSNL agreed to purchase 100% of the stock of Direct Internet Limited (DIL), whose wholly-owned subsidiary, Primus Telecommunications India Limited (PTIL), is primarily engaged in providing fixed broadband wireless Internet services to enterprise and retail customers in India. We owned approximately 85% of the stock of DIL through an indirect wholly-owned subsidiary. The remaining approximately 15% of the stock of DIL was owned by the manager of DIL and PTIL, who had founded the predecessor companies. The purchase consideration was $17.5 million. We received $13.0 million in net cash proceeds from the transaction at closing on June 23, 2006, after closing adjustments. Under the SPA, we agreed to certain non-compete provisions regarding the business of DIL and PTIL and is a party to the SPA for the purpose of guaranteeing indemnity obligations of our subsidiary selling the stock of DIL. The net assets of DIL were $8.9 million at June 23, 2006.

As a result of the sale, our consolidated financial statements reflect India operations as discontinued operations for the three and six months ended June 30, 2006 and 2005. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of the discontinued India operations for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$2,806	$2,725	$5,653	$5,456
Operating expenses	2,266	2,093	4,476	4,235

Income from operations	540	632	1,177	1,221
Interest expense	(4)	(1)	(5)	(2)
Interest income and other income (expense)	1	3	45	(30)

Income (loss) before income tax	537	634	1,217	1,189
Income tax expenses	(45)	(53)	(78)	(76)

Income from discontinued operations	$492	$581	$1,139	$1,113

Prepaid Services Platform Changes. Our second quarter 2006 operating results as compared to first quarter 2006 reflect $15 million in net revenue declines in our prepaid services business as we adjusted the cost structure and pricing of our European prepaid services offering modifying it into a wholesale business model, whereby we will offer our prepaid services platform and infrastructure on a managed basis along with wholesale minute terminations. The transition to the wholesale model resulted in reduced revenue and corresponding SG&A levels compared to the first quarter 2006. As a result of the restructuring of the European prepaid services business in the second quarter 2006, we took a non-cash restructuring charge of $4 million.

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

Long distance voice minutes of use per customer continue to decline as more customers are using wireless phones and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice; broadband for dial-up ISP services) has resulted in revenue declines in our core long distance voice and dial-up ISP businesses. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition from the existing wireline and wireless competitors and from new entrants, such as cable companies and VOIP companies, which could continue to affect adversely our net revenue per minute, as well as minutes of use.

As the portion of traffic transmitted over leased or owned facilities increases, cost of revenue increasingly is comprised of fixed costs. In order to manage such costs, we pursue a flexible approach with respect to the expansion of our network capacity. In most instances, we initially obtain transmission capacity on a variable-cost, per-minute leased basis, then acquire additional capacity on a fixed-cost basis when traffic volume makes such a commitment cost-effective, and ultimately purchase and operate our own facilities when traffic levels justify such investment. We also seek to lower the cost of revenue through:

•	optimizing the cost of traffic by using the least expensive cost routing;

•	negotiating lower variable usage based costs with domestic and foreign service providers and negotiating additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others;

•	continuing to expand/reduce the capacity of our network when traffic volumes justify such actions; and

•	increasing use of the public Internet.

Overall, carrier revenue, including wholesale prepaid services, accounted for 20% of total net revenue for the three months ended June 30, 2006. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; prepaid services versus traditional post-paid voice services; Internet, VOIP and data services versus fixed line voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Increased pressure has occurred on our margin from customer set-up fees as we accelerated customer additions with our new product initiatives. For example, we pay a charge to transfer a new local customer in Canada, and charges to migrate DSL and local customers in Australia. However, migrating customers to our own networks, such as the DSL networks being constructed in Australia and Canada, enable us to increase our margin on such services as compared to resale of services using other carriers’ networks.

SG&A expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and administrative costs. All SG&A expenses are expensed when incurred.

We plan to reduce debt through regularly scheduled principal payments and may pursue opportunistic means to reduce debt, including further exchanges of new debt for existing debt and/or exchanges of common stock for debt.

Foreign Currency

Foreign currency can have a major impact on our financial results. For the quarter ended June 30, 2006 , 82% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/British pound (GBP), and USD/Euro (EUR). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, the USD was weaker on average as compared to the CAD and stronger on average as compared to the AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three-month and six-month periods ended June 30, 2006 and 2005 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the three months ended June 30,				For the six months ended June 30,
	2006	2005	Variance	Variance %	2006	2005	Variance	Variance %
Canada	$70,139	$62,873	$7,266	12%	$140,685	$125,869	$14,816	12%
Australia	$77,997	$87,135	$(9,138)	(10)%	$156,206	$179,657	$(23,451)	(13)%
United Kingdom	$20,607	$25,926	$(5,319)	(21)%	$43,327	$71,254	$(27,927)	(39)%
Europe*	$33,418	$56,211	$(22,793)	(41)%	$79,027	$102,760	$(23,733)	(23)%

Net Revenue by Location—in Local Currencies

	For the three months ended June 30,				For the six months ended June 30,
	2006	2005	Variance	Variance %	2006	2005	Variance	Variance %
Canada (in CAD)	78,829	78,233	596	1%	160,310	155,483	4,827	3%
Australia (in AUD)	104,569	113,366	(8,797)	(8)%	210,399	232,464	(22,065)	(9)%
United Kingdom (in GBP)	11,313	13,911	(2,598)	(19)%	24,276	37,903	(13,627)	(36)%
Europe* (in EUR)	26,670	44,680	(18,010)	(40)%	64,611	80,188	(15,577)	(19)%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

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

On December 21, 2005, we accelerated the vesting of certain unvested stock options previously awarded under the our Equity Incentive Plan and Director Plan. We took this action because the future costs to be recognized if this action were not taken were disproportionate to the employee retention value of the stock options. As a result of this action, stock options to purchase up to 1.5 million shares of common stock, which would otherwise have vested over the next three years, became exercisable effective December 21, 2005. These stock options have exercise prices ranging from $1.61 to $6.30 per share. Based upon the closing stock price for our common stock of $0.82 per share on December 21, 2005, all of these stock options were “under water” or “out-of-the-money.” Of the stock options whose vesting is being accelerated, 0.6 million stock options are held by executive officers and 30,000 stock options are held by non-employee directors. Outstanding unvested stock options to purchase 1.5 million shares of the our common stock, with per share exercise prices ranging from $0.62 to $0.92, were not accelerated.

As of June 30, 2006, we had 1.8 million unvested awards outstanding, of which $0.9 million of compensation expense will be recognized over the weighted average remaining vesting period of 2.4 years.

Results of Operations

Results of operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005

Net revenue decreased $38.3 million or 13.2% to $252.3 million for the three months ended June 30, 2006 from $290.6 million for the three months ended June 30, 2005 for the reasons described below. Our data/Internet and VOIP revenue contributed $42.3 million and $29.4 million, respectively, for the three months ended June 30, 2006, as compared to $42.8 million and $24.5 million, respectively, for the three months ended June 30, 2005.

United States and Other: United States and Other net revenue decreased $4.3 million or 8.3% to $47.3 million for the three months ended June 30, 2006 from $51.6 million for the three months ended June 30, 2005. The decrease is primarily attributed to a decrease of $7.7 million in retail voice services (including declines in residential and small business voice services, prepaid services, and wireless), and a $0.8 million decrease in Internet services. These decreases were partially offset by an increase of $2.0 million in carrier services, and an increase of $2.0 million in retail VOIP services.

Canada: Canada net revenue increased $7.2 million or 11.6% to $70.1 million for the three months ended June 30, 2006 from $62.9 million for the three months ended June 30, 2005. The increase is primarily attributed to an increase of $6.0 million in VOIP and wireless services, a $1.4 million increase in prepaid services, and a $1.0 million increase in Internet services. These increases were partially offset by a decrease of $1.1 million in retail voice services. The strengthening of the CAD against the USD accounted for a $6.7 million increase to revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the three months ended June 30, 2006 to the three months ended June 30, 2005.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended		Year-over-Year
	June 30, 2006 Net Revenue	June 30, 2005 Net Revenue	Variance	Variance %
United States	$46,351	$50,848	$(4,497)	(9)%
Canada	$70,139	$62,873	$7,266	12%
Other	$987	$773	$214	28%

Europe: European net revenue decreased $31.2 million or 36.0% to $55.3 million for the three months ended June 30, 2006 from $86.5 million for the three months ended June 30, 2005. The decrease is primarily attributable to a decrease of $15.7 million in prepaid services (including decreases of $13.9 million in the Netherlands and $1.9 million in Sweden), a $14.2 million decrease in carrier services due to reductions in lower margin sales, and a decrease of $1.1 million for retail voice services. During the second quarter 2006, we restructured the majority of our retail prepaid services business into a wholesale business. The weakening of the European currencies against the USD accounted for a $0.8 million decrease to revenue, which is included in the services explanation above, when comparing the exchange rates for the three months ended June 30, 2006 to the three months ended June 30, 2005. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended June 30, 2006		For the three months ended June 30, 2005		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$20,607	37%	$25,926	30%	$(5,319)	(21)%
Germany	11,448	21%	14,209	16%	(2,761)	(19)%
Netherlands	7,920	14%	22,057	26%	(14,137)	(64)%
Spain	4,066	8%	4,373	5%	(307)	(7)%
Other	11,258	20%	19,904	23%	(8,646)	(43)%

Europe Total	$55,299	100%	$86,469	100%	$(31,170)	(36)%

Asia-Pacific: Asia-Pacific net revenue decreased $10.2 million or 11.3% to $79.5 million for the three months ended June 30, 2006 from $89.7 million for the three months ended June 30, 2005. The decrease is primarily attributable to a $6.8 million decrease in residential voice services, a $6.0 million decrease in dial-up Internet services, a $1.5 million decrease in other retail services (including declines in wireless and other services). These decreases were partially offset by a $3.4 million increase in Australia DSL services, and an increase of $0.6 million in business services. The weakening of the AUD against the USD accounted for a $2.6 million decrease to revenue, which is included in the services explanation above, which reflects changes in the exchange rates for the three months ended June 30, 2006 to the three months ended June 30, 2005. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended June 30, 2006		For the three months ended June 30, 2005		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$77,997	98%	$87,135	97%	$(9,138)	(10)%
Japan	1,550	2%	2,540	3%	(990)	(39)%

Asia-Pacific Total	$79,547	100%	$89,675	100%	$(10,128)	(11)%

Cost of revenue decreased $26.7 million to $168.6 million, or 66.8% of net revenue, for the three months ended June 30, 2006 from $195.3 million, or 67.2% of net revenue, for the three months ended June 30, 2005. We continue to experience a shift from higher margin core long distance and dial-up Internet revenues to new product sets that include bundled services. We are also experiencing significant pressure on our margins with the increased customer and service migration fees in Canada and Australia, but are seeing partially offsetting benefits from our strategic initiatives.

United States and Other: United States and Other cost of revenue decreased $0.2 million primarily due to a decrease of $3.0 million in retail voice services and a decrease of $0.6 million in prepaid services. The decreases were partially offset by an increase of $2.9 million in carrier services and an increase of $0.9 million in VOIP services.

Canada: Canada cost of revenue increased $3.2 million primarily due to an increase of $2.7 million in local and wireless services and $0.7 million in Internet services. The strengthening of the CAD against the USD accounted for a $3.1 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the three months ended June 30, 2006 to the three months ended June 30, 2005.

Europe: European cost of revenue decreased by $24.0 million. The decrease is primarily due to a $13.4 million decrease in carrier services (including decreases of $5.2 million in the UK, and $4.0 million in Italy), a decrease of $11.2 million prepaid services (including decreases of $6.6 million in the Netherlands, $2.7 million in the UK, and $1.9 million in Sweden), and a decrease of $0.3 million in wireless services. These decreases were partially offset by an increase of $0.8 million in retail voice. The weakening of the European currencies against the USD accounted for a $0.5 million decrease to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the three months ended June 30, 2006 to the three months ended June 30, 2005.

Asia-Pacific: Asia-Pacific cost of revenue decreased $5.8 million primarily due a decrease of $4.8 million in residential voice services, a decrease of $3.9 million of dial-up Internet services, and a decrease of $0.6 for carrier services. The decrease was partially offset by an increase of $3.2 million in DSL services. Weakening of the AUD against the USD accounted for a $1.7 million decrease to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the three months ended June 30, 2006 to the three months ended June 30, 2005.

Selling, general and administrative expenses decreased $25.7 million to $72.4 million, or 28.7% of net revenue, for the three months ended June 30, 2006 from $98.1 million, or 33.7% of net revenue, for the three months ended June 30, 2005. The decrease in selling, general and administrative expenses is attributable to an $8.6 million decrease in salaries and benefits due to cost cutting/staff reduction efforts, an $8.1 million decrease in sales and marketing expenses primarily in prepaid services agent commissions and promotions, a decrease of $3.9 million in advertising expenses, a decrease of $2.6 million for professional fees, and a decrease of $1.5 million for general and administrative expenses.

United States and Other: United States and Other selling, general and administrative expenses decreased $11.8 million to $16.1 million for three months ended June 30, 2006 from $27.9 million for the three months ended June 30, 2005. The decrease is attributable to a decrease of $4.2 million for advertising, a decrease of $3.0 million due to a cost cutting/staff reduction effort, a decrease of $1.9 million for sales and marketing expense primarily for agent commissions, a decrease of $1.9 million for professional fees, and a decrease of $0.5 million for general and administrative expenses.

Canada: Canada selling, general and administrative expense increased $0.7 million to $25.0 million for three months ended June 30, 2006 from $24.3 million for the three months ended June 30, 2005. The increase is primarily attributable to an increase of $1.6 million for advertising expense. This increase was partially offset by a decrease of $0.6 million for salaries and benefits.

Europe: Europe selling, general and administrative expense decreased $9.8 million to $11.2 million for the three months ended June 30, 2006 from $21.0 million for the three months ended June 30, 2005. The decrease is attributable to a decrease of $5.8 million for sales and marketing expense primarily for agent commissions related to prepaid sales, a decrease of $1.7 million for salaries and benefits and a decrease of $1.0 million for professional fees expenses.

Asia-Pacific: Asia-Pacific selling, general and administrative expense decreased $4.8 million to $20.1 million for the three months ended June 30, 2006 from $24.9 million for the three months ended June 30, 2005. The decrease is attributable to a decrease of $3.4 million for salaries and benefits, and a decrease of $1.1 million for advertising expenses.

Depreciation and amortization expense decreased $5.0 million to $16.5 million for the three months ended June 30, 2006 from $21.5 million for the three months ended June 30, 2005. The decrease consists of a decrease in depreciation expense of $2.6 million as assets became fully depreciated and a decrease in amortization expense of $2.4 million as customer lists were fully amortized.

Loss on sale or disposal of assets was $13.5 million for the three months ended June 30, 2006. We recognized a charge associated with the sale and disposal of specific long-lived assets which were taken out of service. The charge included $9.0 million in the United States, $1.8 million in Canada, $2.2 million in the United Kingdom and $0.5 million in Australia and is comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

Fixed assets impairment write-down was $209.2 million for the three months ended June 30, 2006. The overall deterioration in economic conditions within the telecommunications industry during the first half of 2006 led the Company to believe that the market value of certain long-lived assets had decreased significantly. Accordingly, during the second quarter 2006, the Company adjusted the carrying value of its long-lived assets, including property and equipment and intangible assets, to their estimated fair value of $143.6 million. The $209.2 million write-down consists of $151.8 million in property and equipment, $52.1 million in goodwill and $5.3 million in customer lists and other intangible assets.

Interest expense, including accretion on debt discount, increased $1.4 million to $15.0 million for the three months ended June 30, 2006 from $13.6 million for the three months ended June 30, 2005. The $1.4 million increase is a result of a $3.1 million increase from our capital leases, Senior Secured Term Loan Facility, 2006 Step Up Convertible Subordinated Debentures, and 5% Exchangeable Senior Notes, offset by a $1.7 million decrease resulting from reductions in our October 1999 Senior Notes and 2000 Convertible Subordinated Debentures, deferred offering costs, and decreases in other interest.

Change in Fair Value of Derivatives Embedded within Convertible Debt was a gain of $2.8 million for the three months ended June 30, 2006. Our Step Up Convertible Subordinated Debentures, 2000 Convertible Subordinated Debentures and 2003 Convertible Senior Notes contain embedded derivatives that require bifurcation from the debt host. We recognized these embedded derivatives as a current liability in our balance sheet, measured them at their estimated fair value and recognized changes in the fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a June 20, 2006 (the final valuation date) estimated fair value of $10.3 million and at March 31, 2006, an estimated fair value of $13.1 million. The embedded derivatives derived their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives decreased as the price of our common stock decreased. The closing price of our common stock decreased to $0.64 on June 20, 2006 from $0.77 as of March 31, 2006, causing the overall value of the derivative instrument to decline. As a result, during the three months ended June 30, 2006, we recognized a gain of $2.8 million from the change in estimated fair value of the embedded derivatives. We estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of 100% as of June 20, 2006.

Gain on early extinguishment or restructuring of debt was $4.8 million for the three months ended June 30, 2006. In June 2006, we exchanged $54.8 million principal amount of the Company’s 2003 Convertible Senior Notes and $20.5 million of cash for $56.3 million principal amount of Primus Telecommunications Holding, Inc. (PTHI)’s 5% Exchangeable Senior Notes and $11.3 million of future cash payments. The gain on restructuring of debt includes the expensing of related financing costs.

Foreign currency transaction gain or loss was a gain of $6.6 million for the three months ended June 30, 2006 as compared to a loss of $3.3 million for the three months ended June 30, 2005. This gain or loss is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense decreased to $1.2 million for the three months ended June 30, 2006 from $2.5 million for the three months ended June 30, 2005. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiary by our Canadian and Australian subsidiaries.

Results of operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005

Net revenue decreased $79.7 million or 13.3% to $521.9 million for the six months ended June 30, 2006 from $601.6 million for the six months ended June 30, 2005. Our data/Internet and VOIP revenue contributed $84.8 million and $58.9 million, respectively, for the six months ended June 30, 2006, as compared to $87.1 million and $47.0 million, respectively, for the six months ended June 30, 2005.

United States and Other: United States and Other net revenue decreased $11.3 million or 10.5% to $96.0 million for the six months ended June 30, 2006 from $107.3 million for the six months ended June 30, 2005. The decrease is primarily attributed to a decrease of $11.7 million in retail voice services, a decrease of $3.4 million in prepaid services, a $1.8 million decrease in Internet services, and a decrease of $0.6 million in wireless services. These decreases were partially offset by an increase of $4.7 million in retail VOIP and an increase of $1.5 million in carrier and other services.

Canada: Canada net revenue increased $14.8 million or 11.8% to $140.7 million for the six months ended June 30, 2006 from $125.9 million for the six months ended June 30, 2005. The increase is primarily attributed to an increase of $13.1 million in new initiatives which include local, VOIP and wireless services, $3.9 million increase in prepaid services, $1.5 million increase in Internet services, and an increase of $0.2 million for carrier services. These increases were partially offset by a decrease of $3.9 million in retail voice services. The strengthening of the CAD against the USD accounted for a $10.6 million increase to revenue, which is included in the services explanation above, when comparing the exchange rates for the six months ended June 30, 2006 to the six months ended June 30, 2005.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the six months ended		Year-over-Year
	June 30, 2006 Net Revenue	June 30, 2005 Net Revenue	Variance	Variance %
United States	$93,980	$105,758	$(11,778)	(11)%
Canada	$140,685	$125,869	$14,816	12%
Other	$1,974	$1,512	$462	31%

Europe: European net revenue decreased $57.9 million or 31.6% to $125.3 million for the six months ended June 30, 2006 from $183.2 million for the six months ended June 30, 2005. The decrease is primarily attributable to a decrease of $34.2 million in prepaid services (including decreases of $20.0 million in the UK, $10.6 million in the Netherlands, and $3.6 million for Sweden), a $19.3 million decrease in carrier services and a $5.0 million decrease in retail voice services. These decreases were partially offset by an increase of $0.5 million for wireless services. The European prepaid services business declined primarily in the UK due to a 2005 UK court decision regarding the application of VAT which favored our competitors and made PRIMUS’ products uncompetitive from a pricing standpoint. The decrease in the Netherlands is due to the restructuring of that business to a wholesale business model. The weakening of the European currencies against the USD accounted for an $8.2 million decrease to revenue, which is included in the services explanation above, when comparing the exchange rates for the six months ended June 30, 2006 to the six months ended June 30, 2005. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the six months ended June 30, 2006		For the six months ended June 30, 2005		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$43,327	35%	$71,254	39%	$(27,927)	(39)%
Netherlands	27,190	22%	38,411	21%	(11,221)	(29)%
Germany	22,959	18%	26,627	15%	(3,668)	(14)%
Spain	8,917	7%	9,322	5%	(405)	(4)%
Other	22,920	18%	37,620	20%	(14,700)	(39)%

Europe Total	$125,313	100%	$183,234	100%	$(57,921)	(32)%

Asia-Pacific: Asia-Pacific net revenue decreased $25.4 million or 13.7% to $159.9 million for the six months ended June 30, 2006 from $185.3 million for the six months ended June 30, 2005. The decrease is primarily attributable to a $16.5 million decrease in residential voice services, a $12.8 million decrease in dial-up Internet services, a $1.0 million decrease in prepaid services, and a $1.8 million decrease in business voice and wireless services. These decreases were partially offset by a $6.7 million increase in Australia DSL services. The weakening of the AUD against the USD accounted for a $7.1 million decrease to revenue, which is included in the services explanation above, when comparing the exchange rates for the six months ended June 30, 2006 to the six months ended June 30, 2005. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the six months ended June 30, 2006		For the six months ended June 30, 2005		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$156,206	98%	$179,657	97%	$(23,451)	(13)%
Japan	3,697	2%	5,595	3%	(1,898)	(34)%

Asia-Pacific Total	$159,903	100%	$185,252	100%	$(25,349)	(14)%

Cost of revenue decreased $48.4 million to $347.7 million, or 66.6% of net revenue, for the six months ended June 30, 2006 from $396.1 million, or 65.8% of net revenue, for the six months ended June 30, 2005. We are experiencing a shift from higher margin core long distance and dial-up Internet revenues to a new product set that includes bundled services and lower margin prepaid and resold services, but are seeing partially offsetting benefits from our strategic initiatives.

United States and Other: United States and Other cost of revenue decreased $2.0 million primarily due to a decrease of $5.6 million in retail voice services, $1.7 million in prepaid services and $0.7 million in Internet services. The decreases were partially offset by an increase of $2.9 million in carrier services and an increase of $2.8 million in VOIP services.

Canada: Canada cost of revenue increased $9.5 million primarily due to an increase of $6.8 million in local, VOIP and wireless services, $1.4 million in Internet services, $0.7 million in prepaid services, and $0.6 million in retail voice services. The strengthening of the CAD against the USD accounted for a $4.8 million increase to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the six months ended June 30, 2006 to the six months ended June 30, 2005.

Europe: European cost of revenue decreased by $42.6 million. The decrease is primarily attributable to a $20.5 million decrease in prepaid services (including a decrease of $14.8 million in the UK, a decrease of $3.5 million in Sweden, and a decrease of $2.2 million in the Netherlands), a decrease of $18.2 million in carrier services, and a decrease of $4.0 million in wireless services. The weakening of the European currencies against the USD accounted for a $6.3 million decrease to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the six months ended June 30, 2006 to the six months ended June 30, 2005.

Asia-Pacific: Asia-Pacific cost of revenue decreased $13.3 million primarily due to residential voice services decrease of $10.4 million, a decrease of $7.5 million for dial-up Internet services, a decrease of $1.4 million for business voice services and a decrease of $1.1 million in prepaid and other services. These decreases were partially offset by an increase of $7.1 million in DSL and other services. Weakening of the AUD against the USD accounted for a $4.5 million decrease to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the six months ended June 30, 2006 to the six months ended June 30, 2005.

Selling, general and administrative expense decreased $54.1 million to $149.0 million, or 28.5% of net revenue, for the six months ended June 30, 2006 from $203.1 million, or 33.8% of net revenue, for the six months ended June 30, 2005. The decrease in selling, general and administrative expense is attributable to a $17.1 million decrease in sales and marketing primarily in prepaid services agent commissions and promotions, a $16.5 million decrease in salaries and benefits due to cost cutting/staff reduction efforts, a decrease of $10.6 million in advertising, a decrease of $4.2 million for general and administrative expenses, a decrease of $3.9 million for professional fees, a decrease of $1.1 million for travel and entertainment, and a decrease of $0.8 million for occupancy .

United States and Other: United States and Other selling, general and administrative expense decreased $24.9 million to $32.6 million for the six months ended June 30, 2006 from $57.5 million for the six months ended June 30, 2005. The decrease is attributable to a decrease of $8.8 million for advertising, a decrease of $6.8 million for salaries and benefits due to a cost cutting/staff reduction effort, a decrease of $4.0 million for sales and marketing expense primarily for agent commissions, a decrease of $3.2 million for professional fees and a decrease of $1.4 million for general and administrative expenses.

Canada: Canada selling, general and administrative expense increased $0.2 million to $48.7 million for the six months ended June 30, 2006 from $48.5 million for the six months ended June 30, 2005. The increase is attributable to an increase of $1.4 million for advertising expenses. This increase was partially offset by a decrease of $1.1 million for sales and marketing.

Europe: Europe selling, general and administrative expense decreased $18.3 million to $27.4 million for the six months ended June 30, 2006 from $45.7 million for the six months ended June 30, 2005. The decrease is attributable to a decrease of $12.1 million for sales and marketing expense primarily for agent commissions related to prepaid services, a decrease of $2.3 million for salaries and benefits due to a cost/cutting staff reduction effort, a decrease of $1.2 million for professional fees, a decrease of $1.1 million for general and administrative expenses and a decrease of $0.9 million for travel and entertainment expenses.

Asia-Pacific: Asia-Pacific selling, general and administrative expense decreased $11.0 million to $40.3 million for the six months ended June 30, 2006 from $51.3 million for the six months ended June 30, 2005. The decrease is attributable to a decrease of $6.5 million for salaries and benefits, a decrease of $2.9 million for advertising expenses, and a decrease of $1.4 million for general and administrative expenses.

Depreciation and amortization expense decreased $10.0 million to $34.1 million for the six months ended June 30, 2006 from $44.1 million for the six months ended June 30, 2005. The decrease consists of a decrease in amortization expense of $5.2 million and a decrease in depreciation expense of $4.8 million.

Loss on sale or disposal of assets was $14.5 million for the six months ended June 30, 2006. We recognized a charge associated with the sale and disposal of specific long-lived assets which were taken out of services. The charge including $9.3 million in the United States, $1.8 million in Canada, $2.2 million in the United Kingdom, $0.5 million in Denmark, $0.5 million in Australia and $0.2 million in various other countries is comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

Fixed assets impairment write-down was $209.2 million for the six months ended June 30, 2006. The overall deterioration in economic conditions within the telecommunications industry during the first half of 2006 led the Company to believe that the market value of certain long-lived assets had decreased significantly. Accordingly, during the second quarter 2006, the Company adjusted the carrying value of its long-lived assets, including property and equipment and intangible assets, to their estimated fair value of $143.6 million. The $209.2 million write-down consists of $151.8 million in property and equipment, $52.1 million in goodwill and $5.3 million in customer lists and other intangible assets.

Gain on early extinguishment or restructuring of debt was $7.4 million for the six months ended June 30, 2006. In June 2006, we exchanged $54.8 million principal amount of the Company’s 2003 Convertible Senior Notes and $20.5 million of cash for $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes and $11.3 million of future cash payments resulting in a gain on restructuring of debt of $4.8 million including the expensing of related financing costs. In March 2006, we exchanged $27.4 million principal amount of our 2000 Convertible Subordinated Debentures for $27.5 million principal amount of our 2006 Step Up Convertible Subordinated Debentures resulting in a gain on early extinguishment of debt of $1.5 million including the write-off of related deferred financing costs. In January 2006, we exchanged 1,825,000 shares of our common stock for the extinguishment of $2.5 million in principal amount of the October 1999 Senior Notes resulting in a $1.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

Interest expense, including accretion or debt discount, increased $3.0 million to $29.0 million for the six months ended June 30, 2006 from $26.0 million for the six months ended June 30, 2005. The increase is a result of $5.8 million in interest from our Canadian loan, February 2005 Senior Secured loan facility, and 2006 Step Up Convertible Subordinated Debentures, offset by $2.8 million in interest saved from our October 1999 Senior Notes, 2000 Convertible Subordinated Debentures, and decreases in other interest.

Foreign currency transaction gain or loss was a gain of $4.6 million for the six months ended June 30, 2006 as compared to a loss of $6.4 million for the six months ended June 30, 2005. The gain or loss is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense decreased to $2.5 million for the six months ended June 30, 2006 from $4.9 million for the six months ended June 30, 2005. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiary by our Canadian and Australian subsidiaries.

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

Net cash provided by operating activities was $14.8 million for six months ended June 30, 2006 as compared to net cash used in operating activities of $16.2 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, operations provided $5.2 million of cash. In addition, cash was increased by reductions in accounts receivable of $15.5 million, increases in deferred revenue, accrued expenses, accrued income taxes and other liabilities of $10.3 million and reductions in prepaid expenses and other current assets of $8.4 million. During the six months ended June 30, 2006 we used $24.0 million to reduce accounts payable and accrued interconnections costs. For the six months ended June 30, 2005, operations used $14.5 million of cash. We used $17.4 million to reduce our accounts payable and accrued interconnection costs to bring our payables more current and $1.8 million to increase other assets. During the six months ended June 30, 2005 cash was increased through a decrease in accounts receivable of $10.9 million as we brought our receivables more current, a decrease in prepaid expenses and other current assets of $4.4 million as prepaid balances, inventories and non-trade receivables were reduced, an increase in deferred revenue, accrued expenses, accrued income taxes and other liabilities of $1.2 million and an increase in accrued interest of $1.0 million.

Net cash used by investing activities was $1.3 million for the six months ended June 30, 2006 compared to $26.8 million for the six months ended June 30, 2005. Net cash used by investing activities during the six months ended June 30, 2006 included $16.1 million of capital expenditures primarily for additions to our DSL networks in Australia and Canada and back office support systems, offset by a $2.0 million decrease in restricted cash and $13.0 million net cash proceeds from the disposition of our India operation. Net cash used by investing activities during the six months ended June 30, 2005 included $30.2 million of capital expenditures primarily for additions to our global network, especially the Australian DSL network, and back office support systems, offset by a $3.6 million reduction in restricted cash.

Net cash provided by financing activities was $30.5 million for the six months ended June 30, 2006 as compared to net cash provided by financing activities of $86.2 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, net cash provided by financing activities consisted of $32.4 million from the issuance of $24.1 million 5% Exchangeable Senior Notes for $17.7 million in cash, net of $2.9 million in financing costs, and the issuance of $14.8 million through an amended and restated loan facility with a Canadian financial institution, net of $0.2 million in financing costs, $5.0 million from the sale of 6.7 million shares of our common stock pursuant to a subscription agreement with an existing stockholder, partially offset by $6.8 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the six months ended June 30, 2005, cash provided by financing activities consisted of $97.0 million primarily from the issuance of our $100 million senior secured term loan facility, net of $3.0 million in financing costs, slightly offset by $11.0 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

As of June 30, 2006 we had $87 million of unrestricted cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, the repayment of the $23 million outstanding 2000 Convertible Subordinated Debentures due February 15, 2007 and other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for the next twelve months, if we realize timely sufficient benefit from the following actions: improved operating performance, continued cost reduction efforts, moderation of capital expenditures, potential debt financing alternatives, potential future sales of equity, certain opportunistic asset sales, and interest expense savings from balance sheet deleveraging.

As of December 31, 2005, we had $50.1 million of our 2000 Convertible Subordinated Debentures outstanding. So far in 2006, we have exchanged $27.4 million of our 2000 Convertible Subordinated Debentures due February 2007 for $27.5 million of Step Up Convertible Subordinated Debentures due in August 2009. Although we may conclude similar or other transactions for the remaining $22.7 million, there can be no assurance that such transactions will be completed. If no further transactions are completed, the remaining $22.7 million will be due on February 15, 2007. With the issuance of the 5% Exchangeable Senior Notes for $17.7 million in cash, net, and the $13.0 million net proceeds from the sale of our India operation, we have the capacity to repay the maturing $22.7 million of 2000 Convertible Subordinated Debentures on February 15, 2007.

In January 2006, we exchanged $2.5 million principal amount of our 12.75% senior notes due 2009 (the “October 1999 Senior Notes”) for 1.8 million shares of our common stock. In January 2006, our wholly owned Canadian subsidiary entered into an Amended and Restated Loan Agreement (the “Amended Agreement”) related to its existing secured non-revolving term loan facility with a Canadian financial institution. The Amended Agreement, among other things, extended the maturity date to April 2008. On February 1, 2006 the Company drew the remaining $15 million available under the loan facility. We plan to continue to reduce debt through regularly scheduled principal payments and may pursue opportunistic means to reduce debt, including further exchanges of new debt for existing debt and exchange of our common stock for debt. Additionally, $5 million of newly issued common stock was sold to a private investor on March 13, 2006.

We will continue to have significant debt service obligations during the next year and on a long-term basis. There can be no assurance that changes in assumptions or conditions, including those referenced under “Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity.

As of June 30, 2006, we have $4.4 million in future minimum purchase obligations, $43.3 million in future operating lease payments and $654.3 million of indebtedness. Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Other Long Term Obligations	Senior Notes	Convertible and Exchangeable Notes (2)	Step Up Subordinated Debentures	Convertible Subordinated Debentures	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2006 (As of June 30, 2006)	9,914	6,226	1,710	13,962	2,880	764	653	3,803	7,460	47,372
2007	6,704	12,363	5,707	27,924	5,713	1,820	23,355	600	12,212	96,398
2008	3,262	12,247	29,259	27,924	5,713	2,095	—	—	8,644	89,144
2009	1,559	12,131	28	99,484	5,713	29,679	—	—	6,274	154,868
2010	2,167	12,015	28	18,800	149,151	—	—	—	4,176	186,337
Thereafter	—	94,250	118	300,800	—	—	—	—	4,502	399,670

Total Minimum Principal & Interest Payments	23,606	149,232	36,850	488,894	169,170	34,358	24,008	4,403	43,268	973,789
Less: Amount Representing Interest	(2,196)	(50,482)	(4,328)	(182,334)	(24,316)	(6,877)	(1,306)	—	—	(271,839)
Less: Amount Representing Discount	—	—	—	—	(1,484)	(4,036)	—	—	—	(5,520)

	$21,410	$98,750	$32,522	$306,560	$143,370	$23,445	$22,702	$4,403	$43,268	$696,430

(1)	For the purpose of preparation of this table, we have assumed the interest rate of the $100 million Senior Secured Term Loan Facility to be 11.6%.

(2)	For purpose of preparation of this table, we have assumed that the maturity date for the 5% Exchangeable Senior Notes is June 30, 2010 and will not be accelerated to June 30, 2009.

We have contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $3.8 million and $0.6 million remaining in 2006 and 2007, respectively.

The indentures governing the senior notes, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures, convertible subordinated debentures, and the senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by our subsidiaries. We were in compliance with the above covenants at June 30, 2006.

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

In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described herein under “Special Note Regarding Forward–Looking Statements,” the most efficient use of our capital and resources, including investment in our network, systems and new product initiatives, purchasing, refinancing, exchanging, tendering for or retiring certain of our outstanding debt securities in privately negotiated transactions, open market transactions or by other direct or indirect means or purchasing our common stock in the open market to the extent permitted by our existing covenants.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We are currently evaluating the impact of adopting FIN No. 48 on its results of operations, financial position and cash flow.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently assessing the impact that the adoption of SFAS 155 will have on our results of operations, financial position and cash flows.

Special Note Regarding Forward Looking Statements

Certain statements in this prospectus constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such

statements are based on current expectations, and are not strictly historical statements. Forward looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	expectations of future growth, creation of shareholder value, revenue, foreign revenue contributions and net income, as well as income from operations, margins, earnings per share, cash flow and cash sufficiency levels, working capital, network development, customer migration and related costs, spending on and success with new product initiatives, including the development of broadband Internet, VOIP, wireless and local services, traffic development, capital expenditures, selling, general and administrative expenses, income tax expense, fixed asset and goodwill impairment charges, service introductions and cash requirements;

•	increased competitive pressures, declining usage patterns, and our new product initiatives, bundled service offerings and DSL network build-out, the pace and cost of customer migration onto our networks, the effectiveness and profitability of new initiatives and prepaid services offerings;

•	financing, refinancing, de-levering and/or debt repurchase, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecasts;

•	assumptions regarding currency exchange rates;

•	timing, extent and effectiveness of cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, product plans, performance and results; and

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings.

Factors and risks that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward looking statements include those set forth in “Risk Factors” as well as, without limitation:

•	changes in business conditions causing changes in the business direction and strategy by management;

•	accelerated competitive pricing and bundling pressures in the markets in which PRIMUS operates;

•	risks, delays and costs in restructuring and reestablishing our prepaid services business in pre-existing and new markets;

•	accelerated decrease in minutes of use on wireline phones; countries where PRIMUS conducts its foreign operations;

•	fluctuations in the exchange rates of currencies, particularly of the USD relative to foreign currencies of the countries where PRIMUS conducts its foreign operations;

•	adverse interest rate developments affecting our variable interest rate debt;

•	difficulty in maintaining or increasing customer revenues and margins through our new product initiatives and bundled service offerings, and difficulties, costs and delays in constructing and operating proposed DSL networks in Australia and Canada, and migrating and provisioning broadband and local customers to such networks;

•	inadequate financial resources to promote and to market the new product initiatives;

•	fluctuations in prevailing trade credit terms or revenues due to the adverse impact of, among other things, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers;

•	the possible inability to raise additional capital when needed, on attractive terms, or at all;

•	the inability to reduce, repurchase, exchange, tender for or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;

•	delisting of our common stock from the Nasdaq Capital Market which may impair our ability to raise capital;

•	further changes in the telecommunications or Internet industry, including rapid technological changes, regulatory and pricing changes in our principal markets and the nature and degree of competitive pressure that we may face;

•	adverse tax or regulatory rulings from applicable authorities;

•	broadband, DSL, Internet, wireless, VOIP and local and long distance voice telecommunications competition;

•	changes in financial, capital market and economic conditions, including the potential adverse impact arising out of or as a consequence of our external auditor’s opinion dated March 15, 2006 which included a matter of emphasis paragraph for a going concern;

•	changes in service offerings or business strategies, including the need to modify business models if performance is below expectations;

•	difficulty in retaining existing long distance wireline and dial-up ISP customers;

•	difficulty in migrating or retaining customers associated with acquisitions of customer bases, or integrating other assets;

•	difficulty in selling new services in the marketplace;

•	difficulty in providing broadband, DSL, local, VOIP or wireless services;

•	changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate;

•	restrictions on our ability to follow certain strategies or complete certain transactions as a result of our inexperience with new product initiatives, or limitations imposed by our capital structure or debt covenants;

•	risks associated with our limited DSL, Internet, VOIP, Web hosting and wireless experience and expertise, including cost effectively utilizing new marketing channels such as interactive marketing utilizing the Internet;

•	entry into developing markets;

•	aggregate margin contribution from the new initiatives are not sufficient in amount or timing to offset the margin decline in our long distance voice and dial-up ISP businesses;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel;

•	risks associated with international operations;

•	dependence on effective information systems;

•	dependence on third parties for access to their networks to enable us to expand and manage our global network and operations and to offer broadband, DSL, local, VOIP and wireless services, including dependence upon the cooperation of incumbent carriers relating to the migration of customers;

•	dependence on the performance of our global standard asynchronous transfer mode and Internet-based protocol (ATM+IP) communications network;

•	adverse regulatory rulings or actions affecting our operations, including the imposition of taxes and fees, the imposition of obligations upon VOIP providers to provide enhanced 911 (E911) services and restricting access to broadband networks owned and operated by others;

•	the potential further elimination or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to future significant issuances of equity securities, changes in ownership or other circumstances, which carryforwards would otherwise be available to reduce future taxable income; and

•	the outbreak or escalation of hostilities or terrorist acts and adverse geopolitical developments.

As such, actual results or circumstances may vary materially from such forward looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward looking statements which speak only as of the date these statements were made. We are not obligated to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in foreign currency exchange rates, valuations of derivatives and to changes in interest rates.

Foreign currency can have a major impact on our financial results. Currently 82% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, the USD was weaker on average as compared to the CAD and stronger on average as compared to the AUD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (8)%, 1%, (19)% and (40)% in local currency compared to the three months ended June 30, 2005, but increased (decreased) (10)%, 12%, (21)% and (41)% in USD, respectively. In the six months ended June 30,

2006, as compared to the six months ended June 30, 2005, the USD was weaker on average as compared to the CAD and stronger on average as compared to the AUD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (9)%, 3%, (36)% and (19)% in local currency compared to the six months ended June 30, 2005, but increased (decreased) (13)%, 12%, (39)% and (23)% in USD, respectively.

Interest rates—The majority of our long-term debt obligations are at fixed interest rates at June 30, 2006. In February 2005, we obtained a $100 million senior secured loan facility, which has a variable interest rate feature. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of June 30, 2006 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, exchangeable senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at June 30, 2006. In the case of the convertible senior notes and convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features and excludes an aggregate debt discount of $13.8 million.

	Year of Maturity
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Fixed Rate	$11,137	$34,788	$34,265	$103,192	$137,037	$235,110	$555,529	$380,549
Average Interest Rate	9%	7%	8%	11%	2%	8%	8%

Variable Rate	$500	$1,000	$1,000	$1,000	$1,000	$94,250	$98,750	$98,750
Average Interest Rate	12%	12%	12%	12%	12%	12%	12%

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Any potential future reaction to the unqualified opinion with a matter of emphasis regarding our ability to continue as a going concern from our independent registered public accounting firm in connection with the filing of our Form 10-K for the year ended December 31, 2005, could adversely affect our operations by potentially increasing our immediate need for additional capital and disrupting supplier relationships.

Our independent registered public accounting firm has included in their report concerning its consolidated financial statements for 2005 an explanatory paragraph that our recurring losses from operations, the maturity of the 5 3/4% convertible subordinated debentures due 2007, negative working capital, and stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Any potential future adverse reaction after the date of this prospectus to this opinion may adversely affect our ability to manage accounts payable and potentially cause some suppliers to deal with us on a cash-on-delivery or prepaid basis only or to terminate the supplier relationship. If this were to occur, this would adversely affect our operations by increasing our immediate need for additional capital.

If competitive pressures continue or intensify and/or the success of our new initiatives is not adequate in amount or timing to offset the decline in results from our core businesses, we may not be able to service our debt or other obligations.

We believe that our existing cash and cash equivalents, including funds generated by the sale of our interest in our Indian subsidiaries and the sale and exchange of the senior notes in June 2006, along with our ongoing operational initiatives, will allow it to fund fully our 2006 business plan as well as to provide sufficient cash resources to pay our outstanding 5 3/4% convertible subordinated debentures that will mature in February 2007. While there can be no assurance that we will be able to meet our debt or other obligations in the future, we believes that our cash and cash equivalents, future sales of equity, internally generated funds from operating activities, continued cost reduction efforts, our ability to moderate capital expenditures, combined with existing and potential debt financing alternatives and potential proceeds from opportunistic asset sales and interest savings from balance sheet deleveraging should be sufficient to fund our future debt service requirements and other fixed obligations (such as capital leases, vendor financing and other long-term obligations), resolution of vendor disputes, and other cash needs for our operations. However, there are substantial risks, uncertainties and changes that could cause actual results to differ from our current belief, particularly as aggressive pricing and bundling strategies by certain incumbent carriers and ILECs have intensified competitive pressures in the markets where we operates, and/or if we have insufficient financial resources to market our services. The aggregate anticipated margin contribution from our new initiatives may not be adequate in amount or timing to offset the declines in margin from our core long distance voice and dial-up ISP business. In addition, regulatory decisions could have a material adverse impact on our operations and outlook. See also information under “Item 2—MD&A—Liquidity and Capital Resources–Short- and Long-Term Liquidity Considerations and Risks” in our Form 10-Q for the quarter ended March 31, 2006 incorporated herein by reference and in these Risk Factors. If adverse events referenced or described herein or therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

Our high level of debt may adversely affect our financial and operating flexibility.

We currently have substantial indebtedness and anticipates that we and our subsidiaries may incur additional indebtedness in the future. The level and/or terms of our indebtedness (1) could make it difficult for us to make required payments of principal and interest on our outstanding debt; (2) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (3) requires that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; (4) could limit our flexibility in planning for, or reacting to, changes in our business; (5) results in our being more highly leveraged than many of our competitors, which places us at a competitive disadvantage; (6) will make us more vulnerable in the event of a downturn in our business; and (7) could limit our ability to sell assets partially or fund our operations due to covenant restrictions.

Our common stock was delisted from the Nasdaq Capital Market, which could make it more difficult to sell our common stock.

Effective at the open of trading on July 28, 2006, our common stock was delisted from the Nasdaq Capital Market. Since this time, our common stock has traded in the over-the-counter market, both through listings in the National Quotation Bureau “Pink Sheets” and on the OTC Bulletin Board, but our common stock is not currently listed or quoted on any recognized national or regional securities exchange or market. As a result, an investor may find it difficult to sell or obtain quotations as to the price of our common stock. Delisting could adversely affect investors’ perception, which could lead to further declines in the market price of our common stock. Delisting will also make it more difficult, time consuming and expensive for us to raise capital through sales of our common stock or securities convertible into our common stock.

Given our limited experience in delivering our new product initiatives and in providing bundled local, wireless, broadband, DSL, Internet, data and VOIP services, we may not be able to operate successfully or expand these parts of our business.

During 2004, we accelerated initiatives to provide wireless, broadband, VOIP and local wireline services in certain markets where we operate. During the third quarter of 2004 we accelerated initiatives to become an integrated wireline, wireless and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline and dial-up ISP customers to our competitors’ bundled wireless, wireline and broadband service offerings. Our experience in providing these new products in certain markets and in providing these bundled service offerings is limited. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expects that we will experience increased competition from traditional telecommunications carriers and cable companies and other new entrants that expand into the market for broadband, VOIP, Internet services and traditional voice services, and regulatory developments may impair our ability to compete. Therefore, future operations involving these individual or bundled services may not succeed in this new competitive environment, and we may not be able to expand successfully; may experience margin pressure; may face quarterly revenue and operating results variability; may have limited resources to develop and to market the new services; and have heightened difficulty in establishing future revenues or results. As a result, there can be no assurance that we will reverse recent revenue declines or maintain or increase revenues or be able to generate income from operations or net income in the future or on any predictable or timely basis.

We may be exposed to significant liability resulting from our noncompliance with FCC directives regarding enhanced 911 (E911) services.

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network (PSTN) to provide E911 service in a manner similar to traditional wireline carriers by

November 2005. LINGO, a subsidiary of us which sells VOIP services, was unable to meet this deadline for all of its customers. As of June 30, 2006, approximately 45% of our LINGO customers were without E911 service. We have sought a waiver from the FCC asking for an additional nine months to complete deploying its E911 service, but the FCC has not yet addressed our waiver petition. We also are participating in a legal challenge to these rules pending before the U.S. Court of Appeals for the District of Columbia Circuit.

LINGO’s current services are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need. We have notified our customers of the differences between our Emergency Calling Service and E911 services and those available through traditional telephony providers and have received affirmative acknowledgement from substantially all of our customers. Nevertheless, injured customers may attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of our failure to comply with the FCC mandated E911 service. Our resulting liability could be significant.

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

The long distance telecommunications, Internet, broadband, DSL, data and wireless industry is significantly influenced by the marketing and pricing decisions of the larger long distance, Internet access, broadband, DSL and wireless business participants. Prices in the long distance industry have continued to decline in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Our competitors in its core markets include, among others: Sprint, the regional bell operating companies (RBOCs) and the major wireless carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, Allstream (formerly AT&T Canada) and the major wireless and cable companies in Canada; and BT, Cable & Wireless United Kingdom, Colt Telecom, Energis and the major wireless carriers in the United Kingdom. Customers frequently change long distance, wireless and broadband providers, and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is becoming similar to the intense competition in the United States. Many of our competitors are significantly larger than us and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower debt leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, Canada and Australia and the major wireless carriers and cable companies, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls. This strategy of our competitors could have a material adverse effect on our net revenue per minute, results of operations and financial condition if our pricing, set to remain competitive, is not offset by similar declines in our costs. Many companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future, may face quarterly revenue and operating results variability, and may have heightened difficulty in estimating future revenues or results.

Our repositioning in the marketplace places a significant strain on our resources, and if not managed effectively, could result in operational inefficiencies and other difficulties.

Our repositioning in the marketplace may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage this change effectively, we must continue to implement and improve our operational and financial systems and controls, invest in critical network infrastructure to maintain or improve our service quality levels, purchase and utilize other transmission facilities, and expand, train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, on our support, sales and marketing and administrative resources and on our network infrastructure. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting.

We have experienced significant historical, and may experience significant future, operating losses and net losses which may hinder our ability to meet our debt service or working capital requirements.

As of June 30, 2006, we had an accumulated deficit of $(1,085.7) million. We incurred net losses of $(63.6) million in 1998, $(112.7) million in 1999, $(174.7) million in 2000, $(306.2) million in 2001, $(34.6) million in 2002, $(10.6) million in 2004, $(154.4) million in 2005, and $(235.7) million in the six months ended June 30, 2006. During the year ended December 31, 2003, we recognized net income of $54.8 million, of which $39.4 million is the positive impact of foreign currency transaction gains. We cannot assure you that we will recognize net income, or reverse recent net revenue declines in future periods. If we cannot generate net income or operating profitability, we may not be able to meet our debt service or working capital requirements.

Integration of acquisitions ultimately may not provide the benefits originally anticipated by management and may distract the attention of our personnel from the operation of our business.

We strive to increase the volume of voice and data traffic that w carry over our existing global network in order to reduce transmission costs and other operating costs as a percentage of net revenue, improve margins, improve service quality and enhance our ability to introduce new products and services. We may pursue acquisitions in the future to further our strategic objectives. Acquisitions of businesses and customer lists, a key element of our historical growth strategy, involve operational risks, including the possibility that an acquisition does not ultimately provide the benefits originally anticipated by management. Moreover, there can be no assurance that we will be successful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms, or integrating the acquired business or assets into our own. There may be difficulty in migrating the customer base and in integrating the service offerings, distribution channels and networks gained through acquisitions with our own. Successful integration of operations and technologies requires the dedication of management and other personnel, which may distract their attention from the day-to-day business, the development or acquisition of new technologies, and the pursuit of other business acquisition opportunities, and there can be no assurance that successful integration will occur in light of these factors.

We experience intense domestic and international competition which may adversely affect our results of operations and financial condition.

The local and long distance telecommunications, data, broadband, Internet, VOIP and wireless industries are intensely competitive with relatively limited barriers to entry in the more deregulated countries in which we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, cable television companies, who would offer voice, broadband, Internet access and television, and electric power utilities who would offer voice and broadband Internet access. For example, the United States and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the United States, as certain conditions have been met under the Telecommunications Act of 1996, the RBOCs have been allowed to enter the long distance market, and other long distance carriers have been allowed to enter the local telephone services market (although recent judicial and regulatory developments have diminished the attractiveness of this opportunity), and many entities, including cable television companies and utilities, have been allowed to enter both the local service and long distance telecommunications markets. Moreover, the rapid enhancement of VOIP technology may result in increasing levels of traditional domestic and international voice long distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks. Currently, there are significant capital investment savings and cost savings associated with carrying voice traffic employing VOIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long distance voice services will decrease in order to be competitive with VOIP. Additionally, competition is expected to be intense to switch customers to VOIP product offerings, as is evidenced by numerous recent market announcements in the United States and internationally from industry leaders and competitive carriers concerning significant VOIP initiatives. Our ability effectively to retain our existing customer base and generate new customers, either through our traditional network or our own VOIP offerings, may be adversely affected by accelerated competition arising as a result of VOIP initiatives, as well as regulatory developments that may impede our ability to compete, such as restrictions on access to broadband networks owned and operated by others and the requirements to provide E911 services. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

A deterioration in our relationships with facilities-based carriers could have a material adverse effect upon our business.

We primarily connect our customers’ telephone calls and data/Internet needs through transmission lines that we lease under a variety of arrangements with other facilities-based long distance carriers. Many of these carriers are, or may become, competitors of us. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition.

Uncertainties and risks associated with international markets could adversely impact our international operations.

We have significant international operations and, as of June 30, 2006, derived 82% of our revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

Because a significant portion of our business is conducted outside the United States, fluctuations in foreign currency exchange rates could adversely affect our results of operations.

A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. See “Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening or weakening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulated other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on its results of operations.

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

If we are not able to operate a cost-effective network, we may not be able to grow our business successfully.

Our long-term success depends on our ability to design, implement, operate, manage and maintain a reliable and cost-effective network. In addition, we reply on third parties to enable us to expand and manage our global network and to provide local, broadband Internet and wireless services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to develop necessary network (such as its DSL networks in Australia and Canada) or to migrate traffic and customers onto our network, or if we experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

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

The loss of key personnel could have a material adverse effect on our business.

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

Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which it provides our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony, the need to provide emergency calling services in a manner required by the FCC that is not yet available commercially on a nation-wide basis and the ability to access broadband networks owned and operated by others; if regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and operating costs may increase; (3) general changes in access charges, universal service and regulatory fee payments would affect our cost of providing long distance services; (4) the ultimate regulatory resolution regarding efforts by Telstra in Australia to increase prices and charges and to build a new broadband network that could adversely impact our current DSL network; and (5) general changes in access charges and contribution payments could adversely affect our cost of providing long distance, wireless, broadband, VOIP, local and other services. Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

As of February 28, 2006, funds affiliated with American International Group, Incorporated (AIG Entities) beneficially owned 15% of our outstanding common stock, which was acquired through the conversion of their Series C Preferred Stock. As a result of such share ownership, these holders can exercise influence over our affairs through the provisions of a certain Governance Agreement between such holders and us, dated November 4, 2003, that provide for their right to nominate a candidate for election by our stockholders to the board of directors and nominate one non-voting board observer, in each case subject to the maintenance of certain minimum ownership levels of our common stock and the board’s right to exercise its fiduciary duties.

In addition, these holders’ significant ownership levels could have an influence on: amendments to our certificate of incorporation; other fundamental corporate transactions such as mergers and asset sales; and the general direction of its business and affairs.

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

Significant future sales of our common stock in the public market, including in particular the shares offered under the Common Stock Resale Registration Statement (defined below) and the Note Registration Statement

(defined below) and shares issuable upon conversion of the step up convertible subordinated debentures due 2009, could lower our stock price and impair our ability to raise funds in new stock offerings. Of 22.6 million shares of our common stock originally issued upon conversion of its Series C Preferred stock (the “Series C Registered Securities”) in November 2003, which were registered for resale under an effective registration statement (the “Common Stock Resale Registration Statement”) under the Securities Act, 16.5 million shares were, as of February 23, 2006, held by a group of affiliated holders. These shares, in general, may be freely resold under the Securities Act pursuant to the Common Stock Resale Registration Statement. The holders of the 3 3/4% convertible senior notes due 2010 (the “2010 Notes”) have a registration statement that has been declared effective under the Securities Act (the “Note Registration Statement”) covering these notes and the 8.3 million shares of common stock issuable upon conversion of the remaining outstanding balance of these notes, and the 23.2 million shares of common stock issuable upon conversion of the outstanding step up convertible debentures due 2009 (the “2009 Debentures”) will be unrestricted and freely transferable under the Securities Act. Sales of a substantial amount of this common stock in the public market, or the perception that these sales may occur, could create selling pressure on our common stock and adversely affect the market price of our common stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on June 20, 2006, the stockholders of the Company, holding 113,797,859 shares of record: (i) elected David E. Hershberg and Pradman P. Kaul to serve as Directors of the Company for a three-year term, (ii) voted to provide the Board of Directors, at their sole discretion, to authorize an amendment to the Company’s Certificate of Incorporation to effect a one-for-ten reverse stock split, and (iii) voted to provide the Board of Directors, at their sole discretion, to authorize an amendment of the Company’s Certificate of Incorporation allowing an increase of authorized shares of Common Stock from 150,000,000 to 300,000,000. Items (ii) and (iii) were mutually exclusive; only one could be implemented, but not both. The voting results were as follows: 83,996,793, 83,992,055 were in favor of Mr. Hershberg and Mr. Kaul, respectively, and 1,813,015 and 1,817,753 were withheld for Mr. Hershberg and Mr. Kaul, respectively. The vote for the authorization of an amendment to the Company’s Certificate of Incorporation to effect a one-for-ten reverse stock split was 81,432,357 for, 4,307,876 against, and 69,575 withheld. The vote for the authorization of an amendment of the Company’s Certificate of Incorporation allowing an increase of authorized Common Stock from 150,000,000 to 300,000,000 was 81,927,719 for, 3,577,141 against, and 304,947 withheld. John G. Puente, Douglas M. Karp, Paul G. Pizzani, K. Paul Singh, and John F. DePodesta continued as directors of the Company after the meeting, along with Messrs. Hershberg and Kaul.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits – The exhibits to this Quarterly Report on Form 10-Q are listed on the exhibit index, which appears elsewhere herein and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date:	August 9, 2006	By:	/S/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2006	By:	/S/ TRACY B. LAWSON
Tracy B. Lawson
Vice President—Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	First amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557.

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.3	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

4.1	Indenture, dated June 28, 2006, between the Company and U.S. Bank National Association, as Trustee, concerning the 5% Exchangeable Senior Notes, including therein the form of the senior notes; Incorporated by reference to Exhibit 4.24 to the Company’s Registration Statement on Form S-3 filed on July 18, 2006.

4.2	Form of Registration Rights Agreement dated June 28, 2006 among Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc. and the Purchasers of Exchangeable Senior Notes of Primus Telecommunications Holding, Inc.; Incorporated by reference to Exhibit 4.25 to the Company’s Registration Statement on Form S-3 filed on July 18, 2006.

31.1	Certification of Chief Executive Officer of Primus Telecommunications Group, Incorporated pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer of Primus Telecommunications Group, Incorporated pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.*

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.**

*	Filed herewith.

**	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates them by reference.