Form 10-Q
period 2006-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2006-11-09
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-29092

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7901 Jones Branch Drive, Suite 900,	22102
McLean, VA	(Zip Code)
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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2006
Common Stock $0.01 par value	113,848,540

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET REVENUE	$247,702	$290,430	$769,557	$892,055
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	158,845	196,488	506,502	592,599
Selling, general and administrative	72,484	92,817	221,455	295,895
Depreciation and amortization	7,003	21,866	41,126	66,001
(Gain) loss on sale or disposal of assets	(205)	12,772	14,302	13,350
Asset impairment write-down	—	—	209,248	—

Total operating expenses	238,127	323,943	992,633	967,845

INCOME (LOSS) FROM OPERATIONS	9,575	(33,513)	(223,076)	(75,790)
INTEREST EXPENSE	(13,199)	(13,551)	(40,681)	(39,572)
ACCRETION ON DEBT DISCOUNT	222	—	(1,344)	—
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	—	—	5,373	—
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	(4,160)	7,409	(5,865)
INTEREST AND OTHER INCOME	845	780	3,410	2,112
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	3,896	1,974	8,520	(4,379)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,339	(48,470)	(240,389)	(123,494)
INCOME TAX EXPENSE	(1,218)	(2,779)	(3,696)	(7,684)

INCOME (LOSS) FROM CONTINUING OPERATIONS	121	(51,249)	(244,085)	(131,178)
INCOME FROM DISCONTINUED INDIA OPERATIONS, net of tax	—	602	1,139	1,715
GAIN FROM SALE OF DISCONTINUED INDIA OPERATIONS, net of tax	—	—	7,415	—

NET INCOME (LOSS)	$121	$(50,647)	$(235,531)	$(129,463)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.00	$(0.52)	$(2.18)	$(1.41)
Income from discontinued India operations	—	0.01	—	0.02
Gain from sale of discontinued India operations	—	—	0.07	—

Net income (loss)	$0.00	$(0.51)	$(2.11)	$(1.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	113,844	98,640	111,866	93,035

DILUTED	160,779	98,640	111,866	93,035

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,828	$42,999
Accounts receivable (net of allowance for doubtful accounts receivable of $15,735 and $16,788)	119,419	141,909
Prepaid expenses and other current assets	25,901	31,905

Total current assets	216,148	216,813
RESTRICTED CASH	9,313	10,619
PROPERTY AND EQUIPMENT—Net	108,539	285,881
GOODWILL	35,183	85,745
OTHER INTANGIBLE ASSETS—Net	3,099	11,392
OTHER ASSETS	29,861	30,639

TOTAL ASSETS	$402,143	$641,089

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$75,556	$83,941
Accrued interconnection costs	50,379	64,333
Deferred revenue	19,807	30,037
Accrued expenses and other current liabilities	48,100	31,400
Accrued income taxes	17,379	16,339
Accrued interest	8,936	13,268
Current portion of long-term obligations	41,421	16,092

Total current liabilities	261,578	255,410
LONG-TERM OBLIGATIONS (net of discount of $5,742 and $-0-)	605,520	619,120
OTHER LIABILITIES	1,376	2,893

Total liabilities	868,474	877,423

COMMITMENTS AND CONTINGENCIES (See Note 6.)
STOCKHOLDERS’ DEFICIT:
Preferred stock: not designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—300,000,000 shares authorized; 113,848,540 and 105,254,552 shares issued and outstanding	1,138	1,053
Additional paid-in capital	692,876	686,196
Accumulated deficit	(1,085,569)	(850,038)
Accumulated other comprehensive loss	(74,776)	(73,545)

Total stockholders’ deficit	(466,331)	(236,334)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$402,143	$641,089

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235,531)	$(129,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	11,156	17,968
Stock compensation expense	481	—
Depreciation and amortization	41,746	66,880
Loss on sale or disposal of assets	6,911	13,364
Asset impairment write-down	209,248	—
Accretion of debt discount	1,344	—
Equity investment write-off and loss	—	249
Change in fair value of derivatives embedded within convertible debt	(5,373)	—
(Gain) loss on early extinguishment or restructuring of debt	(7,409)	5,865
Minority interest share of loss	(1,595)	(327)
Unrealized foreign currency transaction loss on intercompany and foreign debt	(9,676)	(988)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	15,638	11,858
Decrease in prepaid expenses and other current assets	7,238	5,547
(Increase) decrease in other assets	91	(1,813)
Decrease in accounts payable	(12,536)	(17,912)
Decrease in accrued interconnection costs	(15,850)	(5,087)
Increase, net, in deferred revenue, accrued expenses, accrued income taxes, other current liabilities and other liabilities	7,335	857
Decrease in accrued interest	(4,243)	(4,019)

Net cash provided by (used in) operating activities	8,975	(37,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,926)	(42,522)
Cash from disposition of business, net of cash disposed	12,947	—
Cash used for business acquisitions, net of cash acquired	(224)	(226)
Decrease in restricted cash	1,196	5,421

Net cash used in investing activities	(10,007)	(37,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	32,441	109,717
Principal payments on long-term obligations	(9,117)	(16,146)
Proceeds from sale of common stock, net of issuance costs	4,935	221

Net cash provided by financing activities	28,259	93,792

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	602	(517)

NET CHANGE IN CASH AND CASH EQUIVALENTS	27,829	18,927
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,999	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,828	$68,595

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$43,197	$41,659
Cash paid for taxes	$2,946	$2,664
Non-cash investing and financing activities:
Capital lease additions	$66	$809
Property and equipment, accrued in current liabilities	$—	$517
Business acquisition, financed by long-term obligations	$—	$2,064
Settlement of outstanding debt with issuance of common stock	$1,351	$17,000
Settlement of outstanding debt with issuance of new convertible debt	$(27,417)	$—
Issuance of new convertible debt in exchange for convertible subordinated debentures	$27,481	$—
Settlement of outstanding debt with issuance of new exchangeable debt	$(54,750)	$—
Issuance of new exchangeable debt in exchange for convertible senior notes	$47,102	$—

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET INCOME (LOSS)	$121	$(50,647)	$(235,531)	$(129,463)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment	(2,594)	(579)	(883)	(5,423)
Reclassification of foreign currency translation adjustment for loss from the India transaction included in net loss	—	—	(349)	—

COMPREHENSIVE LOSS	$(2,473)	$(51,226)	$(236,763)	$(134,886)

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (“the Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Our results for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005 reflect the activities of our India operations as discontinued operations (see Note 10 – “Discontinued Operations”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s most recently filed Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”), 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”) and owned approximately 85% of Direct Internet Limited (“DIL”) (the India operations) through June 23, 2006, in all of which the Company has or had a controlling interest. In the second quarter of 2006, the Company consummated a share purchase agreement with Videsh Sanchar Nigam Limited (“VSNL”), whereby VSNL purchased 100% of the stock of DIL. The Company has agreed to purchase an additional 39% of Matrix with the purchase price to be paid in the Company’s common stock and is awaiting certain conditions to be met before closing can be completed. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc. (“Bekko”).

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

The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future. The Company also had an Employee Stock Purchase Plan, which was suspended on July 27, 2006, and allowed employees to elect to purchase stock at 85% of fair market value (determined monthly) and was considered compensatory under SFAS No. 123(R).

The Company recorded an incremental $246 thousand and $481 thousand of stock-based compensation expense during the three months and nine months ended September 30, 2006, respectively, as a result of the adoption of SFAS No. 123(R).

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

	For the Three Months Ended September 30, 2005
	As Determined Under SFAS No. 123(R)	As Reported Under APB No. 25	Difference
Loss from continuing operations	$(52,196)	$(51,249)	$(947)
Income from discontinued India operations	602	602	—

Net loss	$(51,594)	$(50,647)	$(947)

Basic income (loss) per share:
Loss from continuing operations	$(0.53)	$(0.52)	$(0.01)
Income from discontinued operations	0.01	0.01	—

Net loss	$(0.52)	$(0.51)	$(0.01)

Diluted income (loss) per share:
Loss from continuing operations	$(0.53)	$(0.52)	$(0.01)
Income from discontinued operations	0.01	0.01	—

Net loss	$(0.52)	$(0.51)	$(0.01)

	For the Nine Months Ended September 30, 2005
	As Determined Under SFAS No. 123(R)	As Reported Under APB No. 25	Difference
Loss from continuing operations	$(134,002)	$(131,178)	$(2,824)
Income from discontinued India operations	1,715	1,715	—

Net loss	$(132,287)	$(129,463)	$(2,824)

Basic income (loss) per share:
Loss from continuing operations	$(1.44)	$(1.41)	$(0.03)
Income from discontinued operations	0.02	0.02	—

Net loss	$(1.42)	$(1.39)	$(0.03)

Diluted income (loss) per share:
Loss from continuing operations	$(1.44)	$(1.41)	$(0.03)
Income from discontinued operations	0.02	0.02	—

Net loss	$(1.42)	$(1.39)	$(0.03)

The weighted average fair value, under SFAS No. 123(R), at date of grant for options granted during the three and nine months ended September 30, 2006 was $0.29 and $0.43 per option, respectively. The weighted average fair value, under SFAS No. 123(R), at date of grant for options granted during the three and nine months ended September 30, 2005 was $0.28 and $0.43, respectively. The fair value, under SFAS No. 123(R), of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended September 30,
	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	94.9%	72.1%
Risk-free interest rate	5.1%	4.1%
Expected option term	4 years	4 years

Under SFAS No. 123(R), the Company was required to apply expense recognition provisions beginning January 1, 2006. As of September 30, 2006, the Company had 1.6 million unvested awards outstanding of which $0.7 million of compensation expense will be recognized over the weighted average remaining vesting period of 2.2 years.

On December 21, 2005, the Company accelerated the vesting of certain unvested stock options previously awarded under the Company’s Equity Incentive Plan and Director Plan. The Company took this action because the future costs to be recognized if this action were not taken were disproportionate to the retention value of the stock options. As a result of this action, stock options to purchase up to 1.5 million shares of common stock, which would otherwise have vested over the next three years, became exercisable effective December 21, 2005. These stock options have exercise prices ranging from $1.61 to $6.30 per share. Based upon the closing stock price for the Company’s common stock of $0.82 per share on December 21, 2005, all of these stock options were “under water” or “out-of-the-money.” Of the stock options whose vesting was accelerated, 0.6 million stock options were held by executive officers and 30,000 stock options were held by non-employee directors. Outstanding unvested stock options to purchase 1.5 million shares of the Company’s common stock, with per share exercise prices ranging from $0.62 to $0.92, were not accelerated.

Derivative Instruments—The Company does not hold or issue derivative instruments for trading purposes. During the three months ended March 31, 2006, the Company had entered into financing arrangements that contained embedded derivative features due to the Company having insufficient authorized shares. The Company accounted for these arrangements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and Emerging Issues Task Force (“EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as well as related interpretations of these standards. The Company bifurcated embedded derivatives that were not clearly and closely related to the host contract and recorded them as a liability in its balance sheet at their estimated fair value. Changes in their estimated fair value of $5.4 million were recognized in earnings during the period of change. Since June 20, 2006, when authorization for sufficient authorized shares was obtained, the feature that established the embedded derivative no longer exists. The fair value of the embedded derivative at June 20, 2006, was added back to the debt balance.

The Company estimated the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derived their value primarily based on changes in the price and volatility of the Company’s common stock. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

Accounting for derivatives was based upon valuations of derivative instruments determined using various valuation techniques including Black-Scholes and binomial pricing methodologies. The Company considered such valuations to be significant estimates.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” SFAS No. 158 requires recognition of the over- or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company anticipates that the adoption of this standard will not have a material impact on its results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require new fair value measurements and the Company does not expect the application of this standard to change our current practices. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact that adoption of SFAS No. 157 will have on its results of operations, financial position and cash flows.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is currently evaluating the impact of adopting FIN No. 48 on its results of operations, financial position and cash flows.

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

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of September 30, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$3,541	$(473)	$3,068	$190,370	$(179,863)	$10,507
Brand name acquired	—	—	—	3,420	(3,148)	272
Other	257	(226)	31	2,400	(1,787)	613

Total	$3,798	$(699)	$3,099	$196,190	$(184,798)	$11,392

Amortization expense for customer lists, brand name and other intangible assets for the three months ended September 30, 2006 and 2005 was $0.7 million and $3.9 million, respectively. Amortization expense for customer lists, brand name and other intangible assets for the nine months ended September 30, 2006 and 2005 was $4.3 million and $12.7 million, respectively. The Company expects amortization expense for customer lists, brand name and other intangible assets for the remainder of 2006 and the fiscal years ended December 31, 2007, 2008 and 2009 to be approximately $0.5 million, $1.5 million, $0.8 million and $0.3 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of September 30, 2006	As of December 31, 2005

Goodwill	$35,183	$85,745

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (in thousands):

	United States and Other	Canada	Europe	Asia- Pacific	Total
Balance as of January 1, 2006	$36,771	$31,427	$1,822	$15,725	$85,745
Goodwill impairment write-down	(21,769)	(19,337)	(1,927)	(8,880)	(51,913)
Sale of discontinued operations	—	—	—	(723)	(723)
Effect of change in foreign currency exchange rates	230	1,521	105	218	2,074

Balance as of September 30, 2006	$15,232	$13,611	$—	$6,340	$35,183

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	As of September 30, 2006	As of December 31, 2005
Obligations under capital leases	$6,449	$7,612
Leased fiber capacity	13,505	19,717
Senior secured term loan facility	98,500	99,250
Financing facility and other	32,633	17,454
Senior notes	306,560	309,060
Convertible senior notes	75,757	132,000
Exchangeable senior notes	67,603	—
Step up convertible subordinated debentures	23,232	—
Convertible subordinated debentures	22,702	50,119

Subtotal	646,941	635,212
Less: Current portion of long-term obligations	(41,421)	(16,092)

Total long-term obligations	$605,520	$619,120

Payments of principal and interest were due as follows (in thousands):

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other	Senior Notes	Convertible and Exchangeable Senior Notes (2) (3)	Step Up Convertible Subordinated Debentures	Convertible Subordinated Debentures	Total
2006 (as of September 30, 2006)	$2,390	$3,110	$961	$4,562	$1,424	$—	$—	$12,447
2007	12,494	12,363	5,752	28,324	5,713	1,832	23,355	89,833
2008	3,311	12,247	29,490	28,324	5,713	2,107	—	81,192
2009	1,605	12,131	28	99,884	5,713	29,679	—	149,040
2010	2,240	12,015	28	19,200	137,879	—	—	171,362
Thereafter	—	94,250	118	302,200	—	—	—	396,568

Total Minimum Principal & Interest Payments	22,040	146,116	36,377	482,494	156,442	33,618	23,355	900,442
Less: Amount Representing Interest	(2,086)	(47,616)	(3,744)	(175,934)	(22,869)	(6,137)	(653)	(259,039)

Face Value of Long-Term Obligations	19,954	98,500	32,633	306,560	133,573	27,481	22,702	641,403
Less: Amount Representing Discount	—	—	—	—	(1,493)	(4,249)	—	(5,742)

Add: Exchangeable Notes Interest Treated as Long-Term Obligations (3)	—	—	—	—	11,280	—	—	11,280

Book Value of Long Term Obligations	$19,954	$98,500	$32,633	$306,560	$143,360	$23,232	$22,702	$646,941

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 11.9%, which is the interest rate at September 30, 2006.

(2)	For preparation of this table, we have assumed that the maturity date for the 5% Exchangeable Senior Notes is June 30, 2010 and will not be accelerated to June 30, 2009.

(3)	For preparation of this table, we have shown separately the cash interest payments of PTHI’s 5% Exchangeable Senior Notes due June 2009 (“5% Exchangeable Senior Notes”) as a portion of long-term obligations (see “Senior Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below).

The indentures governing the senior notes, senior secured term loan facility, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures and convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company’s subsidiaries. The Company was in compliance with the above covenants at September 30, 2006.

Senior Secured Term Loan Facility

In February 2005, a direct wholly-owned subsidiary of the Company, Primus Telecommunications Holding, Inc. (PTHI), completed a six-year, $100 million senior secured term loan facility (the “Facility”). Each borrowing made under the Facility may be, at the election of PTHI at the time of the borrowing, a London Inter-Bank Offered Rate (LIBOR) loan (which will bear interest at a rate equal to LIBOR + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.0%). The interest rate at September 30, 2006 was 11.9%. The Facility contains no financial maintenance covenants. The Company borrowed $100 million under this facility in February 2005. The Facility will be repaid in 24 quarterly installments, which began on June 30, 2005, at a rate of one percent of the original principal per year over the next five years and nine months, and the remaining balance repaid on the sixth anniversary date of the Facility, with early redemption at a premium to par at PTHI’s option at any time after February 18, 2006. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries.

Senior Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures

In the second quarter 2006, the Company completed the exchange of $54.8 million principal amount of the Company’s 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) and $20.5 million in cash for $56.3 million principal amount of the 5% Exchangeable Senior Notes. This exchange has been deemed a troubled debt restructuring, and accordingly, has been accounted for as a modification of debt, with total future cash payments of $67.6 million being recorded in long-term obligations. The Company recognized a gain on restructuring of debt of $4.8 million in connection with this exchange, including the expensing of $2.9 million of financing costs. The 5% Exchangeable Senior Notes will mature on June 30, 2010, subject to an accelerated maturity of June 30, 2009 at the option of the holders if the Company does not increase its equity (through designated transactions) in the aggregate of $25 million during the three years following issuance of the senior notes. Interest of the 5% Exchangeable Senior Notes will be paid at the rate of 5% per annum on each June 30 and December 30, beginning on December 30, 2006. Under certain circumstances, the Company may elect to make interest payments in shares of common stock, although the holders of the 5% Exchangeable Senior Notes will be entitled to receive the first two semi-annual interest payments wholly in cash. The 5% Exchangeable Senior Notes are exchangeable, in the aggregate, into 46,935,833 shares of the Company’s common stock at a conversion price of $1.20 per share of common stock, subject to adjustment. If the closing bid price of the Company common stock, for at least 20 trading days in any consecutive 30 trading-day period, exceeds 150% of the conversion price then in effect, the Company may elect to exchange the senior notes for shares of the Company common stock at the conversion price, subject to certain conditions, including that no more than 50% of the senior notes may be exchanged by the Company within any 30-day period. In the event of a change in control, as defined, the holders may require the Company to repurchase the 5% Exchangeable Senior Notes at which time the Company has the option to settle in cash or common stock at an adjusted conversion price.

In the first quarter 2006, the Company completed the exchange of $27.4 million principal amount of the Company’s 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) for $27.5 million principal amount of the Company’s step up convertible subordinated debentures due August 2009 (“Step Up Convertible Subordinated Debentures”) through two transactions. The Company recognized a gain on early extinguishment of debt of $1.5 million in connection with this exchange. The Step Up Convertible

Subordinated Debentures will mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The Step Up Convertible Subordinated Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009. The Step Up Convertible Subordinated Debentures are convertible in the aggregate into 23,151,643 shares of the Company’s common stock. The Indenture permits the Company, at its sole option, to require conversion if the Company’s stock trades at 150% of the conversion price for at least 20 days within a 30 day period, subject to certain conditions, including that no more than 25% of the notes may be exchanged within any 30 day trading period. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The Step Up Convertible Subordinated Debentures are subordinated to all indebtedness of the Company, except for other subordinated indebtedness.

At the time of issuance of the Step Up Convertible Subordinated Debentures, the Company did not have sufficient authorized and unissued shares of common stock to satisfy exercise and conversion of all of its convertible instruments. Accordingly, the Company determined that the Step Up Convertible Subordinated Debentures, the 2000 Convertible Subordinated Debentures and the 2003 Convertible Senior Notes were hybrid instruments with characteristics of a debt host agreement and contained embedded derivative features that had characteristics and risks that were not clearly and closely associated with the debt host. In the first quarter 2006, the conversion options were determined to be derivative instruments to be bifurcated and recorded as a current liability at fair value. In the second quarter 2006, the Company’s shareholders voted to approve alternative proposals to authorize an amendment to the Company’s Certificate of Incorporation to affect a one-for-ten reverse stock split or to authorize an amendment of the Company’s Certificate of Incorporation allowing an increase of authorized Common Stock from 150,000,000 to 300,000,000. Either authorization ensured the Company would have the ability to control whether it has sufficient authorized and unissued shares of common stock to satisfy exercise and conversion of all of its convertible instruments. Therefore, the Company determined that the Step Up Convertible Subordinated Debentures, the 2000 Convertible Subordinated Debentures and the 2003 Convertible Senior Notes did not contain embedded derivative features as of the date of the shareholder vote, June 20, 2006, and added back the June 20, 2006 fair value of the embedded derivative into the debt balance. On July 27, 2006, the Board of Directors determined to increase the authorized shares to 300,000,000.

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 2003 Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company is accreting the difference between the face values of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes. At September 30, 2006, the carrying value of the Step Up Convertible Subordinated Debentures (face value of $27.5 million) was $23.2 million, and the carrying value of the 2003 Convertible Senior Notes (face value of $77.3 million) was $75.8 million. The effective interest rate of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes at September 30, 2006 was 14.0% and 5.4%, respectively.

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at September 30, 2006 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. During the year ended December 31, 2004, the Company reduced $5.0 million principal balance of the 2004 Senior Notes through open market purchases.

In September 2003, the Company completed the sale of $132 million in aggregate principal amount of 2003 Convertible Senior Notes with semi-annual interest payments due on March 15th and September 15th. The Company recorded $5.2 million in costs associated with the issuance of the 2003 Convertible Senior Notes, which have been recorded as deferred financing costs in other assets. Holders of these notes may convert their notes into the Company’s common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The outstanding notes are convertible in the aggregate into 8,285,603 shares of the Company’s common stock. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. In the second quarter 2006, the Company restructured $54.8 million principal amount of 2003 Convertible Senior Notes; see prior disclosure regarding the 5% Exchangeable Senior Notes within this footnote.

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 2000 Convertible Subordinated Debentures with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. During the years ended December 31, 2001 and 2000, the Company reduced $36.4 million principal balance of the debentures through open market purchases and $192.5 million principal balance through exchanges for its common stock. The principal that was exchanged for common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $4.0 million principal amount of the 2000 Convertible Subordinated Debentures through open market purchases. During the year ended December 31, 2005, the Company exchanged 9,820,000 shares of the Company’s common stock for the extinguishment of $17.0 million principal amount of these debentures. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt,” the Company recognized an induced conversion expense of $6.1 million in connection with this conversion. During the quarter ended March 31, 2006, the Company exchanged $27.4 million of the 2000 Convertible Subordinated Debentures for $27.5 million principal amount of the Company’s Step Up Convertible Subordinated Debentures. The remaining debentures are convertible at a conversion price of $49.7913 per share in the aggregate into 455,943 shares of the Company’s common stock. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price.

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12.75% senior notes due 2009 (the “October 1999 Senior Notes”). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the October 1999 Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million principal amount of these senior notes. During the quarter ended March 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million principal amount of these senior notes.

Leased Fiber Capacity

Beginning September 30, 2001, the Company accepted delivery of fiber optic capacity on an indefeasible rights of use (“IRU”) basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. The effective interest rate on current borrowings is 7.4%. The Company agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. At September 30, 2006 and December 31, 2005, the Company had a liability recorded under this agreement in the amount of $6.0 million and $10.7 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million AUD ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. At September 30, 2006 and December 31, 2005, the Company had a liability recorded in the amount of $7.5 million (10.1 million AUD) and $9.0 million (12.4 million AUD), respectively. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006. The debt will mature in March 2007 and the Company is obligated to pay an aggregate $7.5 million (10.1 million AUD) in three equal monthly principal payments in the first quarter 2007. The interest rate remains 10.2%, and the interest payments continue monthly. See Note 13—“Subsequent Events”.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement with Alleasing Finance Australia United for network equipment. Payments will be made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.3%. At September 30, 2006 and December 31, 2005, the Company had a liability recorded under this agreement in the amount of $5.1 million (6.8 million AUD) and $6.1 million (8.4 million AUD), respectively.

In April 2004, Primus Canada entered into a loan agreement with a Canadian financial institution. The agreement provided for a $37.8 million (42 million CAD) two-year non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes of the Company and is secured by the assets of Primus Canada’s operations. In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement that extended the maturity date one year to April 2007. In January 2006, Primus Canada entered into an Amended and Restated Loan Agreement that extended the maturity date one year to April 2008. The agreement is now a four-year non-revolving term loan credit facility bearing an interest rate of 7.75%. The new agreement reduced the maximum loan balance from $37.8 million (42 million CAD) to $28.8 million (32 million CAD) and established quarterly principal payments of $0.9 million (1 million CAD) commencing in April 2007. In February 2006, the Company drew the remaining $15.3 million (17 million CAD) available under the amended loan facility. At September 30, 2006 and December 31, 2005, the Company had an outstanding liability of $28.8 million (32 million CAD) and $12.8 million (15.0 million CAD), respectively. An affiliate of Primus Canada has an additional loan facility agreement with the Canadian financial institution and had a liability under this facility of $2.7 million (3.0 million CAD) and $2.6 million (3.0 million CAD) at September 30, 2006 and December 31, 2005, respectively.

5. ASSET IMPAIRMENT

In the second quarter 2006, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company identified certain indications of impairment. The overall deterioration in economic conditions within the telecommunications industry, including certain pricing actions enacted by incumbent carriers, during the first half of 2006 led the Company to believe that the fair value of certain long-lived assets had decreased significantly. Because of the impairment identified under the guidance of SFAS No. 144, the Company performed an analysis under SFAS No. 142, “Goodwill and Other Intangible Assets.” Through that evaluation, the Company determined that an additional $0.8 million impairment (which is included in the figures below) to goodwill was required in Europe.

Based on the Company’s evaluation, it was determined that the estimated future cash flows were less than the carrying value of its long-lived assets. The Company’s assets were evaluated as a single asset group, because of the nature of the cash flows being inseparable within a global telecommunications company. Therefore, the impairment was applied equally across the entire asset group. Accordingly, during the second quarter 2006, the Company adjusted the carrying value of its long-lived assets, including property and equipment and intangible assets, to their estimated fair value of $143.6 million. This adjustment resulted in an asset impairment write-down of $209.2 million, or $1.87 per share, consisting of the following specific asset write-downs: $151.8 million in property and equipment, $52.1 million in goodwill and $5.3 million in customer lists and other intangible assets. The estimated fair value of the Company’s assets was based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

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

6. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of September 30, 2006 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases	Total
2006 (from October 1 through December 31)	$2,390	$867	$3,636	$6,893
2007	12,494	1,385	11,575	25,454
2008	3,311	—	8,120	11,431
2009	1,605	—	5,868	7,473
2010	2,240	—	3,671	5,911
Thereafter	—	—	4,431	4,431

Total minimum lease payments	22,040	2,252	37,301	61,593
Less: Amount representing interest	(2,086)	—	—	(2,086)

	$19,954	$2,252	$37,301	$59,507

The Company has contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $2.6 million and $7.1 million for the three months ended September 30, 2006 and 2005, respectively. The Company made purchases under purchase commitments of $8.7 million and $21.9 million for the nine months ended September 30, 2006 and 2005, respectively.

Rent expense under operating leases was $4.1 million and $4.5 million for the three months ended September 30, 2006 and 2005, respectively. Rent expense under operating leases was $12.7 million and $14.2 million for the nine months ended September 30, 2006 and 2005, respectively.

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

7. SHARE-BASED COMPENSATION

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

On December 21, 2005, the Company accelerated the vesting of certain unvested stock options previously awarded under the Company’s Equity Incentive Plan and Director Plan. The Company took this action because the future costs to be recognized if this action were not taken were disproportionate to the retention value of the stock options. As a result of this action, stock options to purchase up to 1.5 million shares of common stock, which would otherwise have vested over the next three years, became exercisable effective December 21, 2005. These stock options have exercise prices ranging from $1.61 to $6.30 per share. Based upon the closing stock price for the Company’s common stock of $0.82 per share on December 21, 2005, all of these stock options were “under water” or “out-of-the-money.” Of the stock options whose vesting was accelerated, 0.6 million stock options were held by executive officers and 30,000 stock options were held by non-employee directors. Outstanding unvested stock options to purchase 1.5 million shares of the Company’s common stock, with per share exercise prices ranging from $0.62 to $0.92, were not accelerated.

A summary of stock option activity during the nine months ended September 30 is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding — January 1	9,312,945	$2.36	8,606,888	$2.92
Granted	797,500	$0.76	60,000	$0.95
Exercised	—	$—	(34,250)	$1.57
Forfeitures	(1,804,638)	$2.44	(532,527)	$6.57

Outstanding — September 30	8,305,807	$2.18	8,100,111	$2.68

Eligible for exercise — September 30	6,725,234		6,250,703

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.53 to $0.76	292,167	5.93	$0.63	$—	230,833	$0.63	$—
$0.77	500,000	9.34	$0.77	—	83,333	$0.77	—
$0.79 to $0.88	190,000	7.96	$0.86	—	54,166	$0.83	—
$0.90	824,140	4.77	$0.90	—	824,140	$0.90	—
$0.92	1,174,331	9.10	$0.92	—	207,593	$0.92	—
$0.93 to $1.61	49,500	8.06	$1.26	—	49,500	$1.26	—
$1.65	1,685,836	6.22	$1.65	—	1,685,836	$1.65	—
$1.80 to $2.38	1,982,133	6.07	$1.98	—	1,982,133	$1.98	—
$3.03 to $6.30	1,571,000	7.65	$5.09	—	1,571,000	$5.09	—
$12.31 to $17.44	20,900	2.98	$14.54	—	20,900	$14.54	—
$31.94 to $33.38	15,800	3.59	$33.38	—	15,800	$33.38	—

	8,305,807			$—	6,725,234		$—

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for the nine months ended September 30, 2006 and 2005. As of September 30, 2006, 54,000 shares have been issued and none are considered restricted.

8. GAIN OR LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT

In 2006, the Company issued $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes in exchange for $20.5 million of cash and the retirement of $54.8 million principal amount of the Company’s 2003 Convertible Notes. This exchange has been accounted for as a troubled debt restructuring, resulting in $11.3 million of future cash payments being recognized as long-term obligations and a gain on restructuring of debt of $4.8 million.

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

Summary information with respect to the Company’s segments is as follows and is shown net of discontinued operations for net revenue and income (loss) from operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net Revenue
United States and Other
United States	$48,572	$47,420	$142,552	$153,178
Other	1,034	883	3,009	2,395

Total United States and Other	49,606	48,303	145,561	155,573

Canada
Canada	68,251	67,189	208,935	193,058

Total Canada	68,251	67,189	208,935	193,058

Europe
United Kingdom	19,876	22,397	63,203	93,651
Germany	12,393	14,232	35,352	40,859
Netherlands	4,424	32,555	31,613	70,967
Other	15,396	19,712	47,235	66,653

Total Europe	52,089	88,896	177,403	272,130

Asia-Pacific
Australia	76,243	83,221	232,447	262,879
Other	1,513	2,821	5,211	8,415

Total Asia-Pacific	77,756	86,042	237,658	271,294

Total net revenue	$247,702	$290,430	$769,557	$892,055

Income (Loss) from Operations
United States and Other	$(1,900)	$(15,036)	$(81,689)	$(51,597)
Canada	11,639	5,991	(27,890)	18,107
Europe	(2,831)	(17,786)	(36,282)	(35,810)
Asia-Pacific	2,667	(6,682)	(77,215)	(6,490)

Total income (loss) from operations	$9,575	$(33,513)	$(223,076)	$(75,790)

Capital Expenditures
United States and Other	$575	$802	$2,011	$9,610
Canada	4,158	3,156	12,261	8,565
Europe	473	998	1,090	4,017
Asia-Pacific	2,600	7,369	8,564	20,330

Total	$7,806	$12,325	$23,926	$42,522

The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	September 30, 2006	December 31, 2005
Assets
United States and Other
United States	$83,862	$134,360
Other	4,766	7,226

Total United States and Other	88,628	141,586

Canada
Canada	109,274	157,155

Total Canada	109,274	157,155

Europe
United Kingdom	21,787	35,685
Germany	12,915	13,374
Netherlands	2,253	13,379
Other	47,550	57,019

Total Europe	84,505	119,457

Asia-Pacific
Australia	111,455	200,148
Other	8,281	22,743

Total Asia-Pacific	119,736	222,891

Total	$402,143	$641,089

The Company offers three main products—voice, data/Internet and voice-over-Internet protocol (VOIP), in all of its segments. Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Voice	$174,252	$223,031	$552,445	$690,557
Data/Internet	42,219	42,570	127,027	129,713
VOIP	31,231	24,829	90,085	71,785

Total	$247,702	$290,430	$769,557	$892,055

10. DISCONTINUED OPERATIONS

In May 2006, the Company entered into a Share Purchase Agreement (SPA) with Videsh Sanchar Nigam Limited (VSNL), a leading international telecommunications company and member of the TATA Group, whereby VSNL purchased 100% of the stock of Direct Internet Limited (DIL), whose wholly-owned subsidiary, Primus Telecommunications India Limited (PTIL), was primarily engaged in providing fixed broadband wireless Internet services to enterprise and retail customers in India. The Company owned approximately 85% of the stock of DIL through an indirect wholly-owned subsidiary. The remaining approximately 15% of the stock of DIL was owned by the manager of DIL and PTIL, who had founded the predecessor companies. The total purchase consideration was $17.5 million. The Company received $13.0 million in net cash proceeds from the transaction at closing on June 23, 2006, after closing adjustments. Under the SPA, the Company agreed to certain non-compete provisions regarding the business of DIL and PTIL and is a party to the SPA for the purpose of guaranteeing indemnity obligations of its subsidiary selling the stock of DIL. The net assets of DIL were $8.9 million at June 23, 2006.

As a result of the sale, the Company’s consolidated financial statements reflect India operations as discontinued operations for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of the discontinued India operations for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005 are as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2006	2005
Net revenues	$2,720	$5,653	$8,175
Operating expenses	2,098	4,476	6,333

Income from operations	622	1,177	1,842
Interest expense	—	(5)	(3)
Interest income and other income (expense)	58	45	29

Income (loss) before income tax	680	1,217	1,868
Income tax expenses	(78)	(78)	(153)

Income from discontinued operations	$602	$1,139	$1,715

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

For the three and nine months ended September 30, 2006, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income (loss) per common share due to their antidilutive effects:

•	8.3 million shares issuable under the Company’s stock option compensation plans,

•	-0- and 46.9 million shares, respectively, issuable upon the conversion of the 5% Exchangeable Senior Notes,

•	23.2 million shares issuable upon the conversion of the Step Up Convertible Subordinated Debentures,

•	8.3 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	0.5 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

For the three and nine months ended September 30, 2005, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	8.1 million shares issuable under the Company’s stock option compensation plans,

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	1.0 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

12. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

PTHI’s 2004 Senior Notes and 5% Exchangeable Senior Notes are fully and unconditionally and jointly and severally guaranteed by Primus Telecommunications Group, Incorporated (“PTGI”). Accordingly, the following consolidating condensed financial information as of September 30, 2006 and December 31, 2005, and for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005 are included for (a) PTGI on a stand-alone basis; (b) PTHI and its subsidiaries; and (c) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30, 2006
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$247,702	$—	$247,702
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	158,845	—	158,845
Selling, general and administrative	1,833	70,651	—	72,484
Depreciation and amortization	—	7,003	—	7,003
Gain (loss) on sale or disposal of assets	—	(205)	—	(205)

Total operating expenses	1,833	236,294	—	238,127

INCOME (LOSS) FROM OPERATIONS	(1,833)	11,408	—	9,575
INTEREST EXPENSE	(4,066)	(9,133)	—	(13,199)
ACCRETION ON DEBT DISCOUNT	222	—	—	222
INTEREST AND OTHER INCOME	40	805	—	845
FOREIGN CURRENCY TRANSACTION GAIN	1,605	2,291	—	3,896
INTERCOMPANY INTEREST	1,002	(1,002)	—	—
EQUITY IN NET INCOME OF SUBSIDIARIES	3,252	—	(3,252)	—

INCOME BEFORE INCOME TAXES	222	4,369	(3,252)	1,339
INCOME TAX EXPENSE	(101)	(1,117)	—	(1,218)

NET INCOME	$121	$3,252	$(3,252)	$121

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$290,430	$—	$290,430
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	196,488	—	196,488
Selling, general and administrative	1,208	91,609	—	92,817
Depreciation and amortization	—	21,866	—	21,866
Loss on sale or disposal of assets	—	12,772	—	12,772

Total operating expenses	1,208	322,735	—	323,943

LOSS FROM OPERATIONS	(1,208)	(32,305)	—	(33,513)
INTEREST EXPENSE	(4,933)	(8,618)	—	(13,551)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(4,160)	—	—	(4,160)
INTEREST AND OTHER INCOME	44	736	—	780
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(58)	2,032	—	1,974
INTERCOMPANY INTEREST	10,720	(10,720)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(50,582)	—	50,582	—

LOSS BEFORE INCOME TAXES	(50,177)	(48,875)	50,582	(48,470)
INCOME TAX EXPENSE	(1,072)	(1,707)	—	(2,779)

LOSS FROM CONTINUING OPERATIONS	(51,249)	(50,582)	50,582	(51,249)
INCOME FROM DISCONTINUED INDIA OPERATIONS, net of tax	—	602	—	602

NET LOSS	$(51,249)	$(49,980)	$50,582	$(50,647)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30, 2006
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$769,557	$—	$769,557
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	506,502	—	506,502
Selling, general and administrative	5,260	216,195	—	221,455
Depreciation and amortization	—	41,126	—	41,126
Loss on sale or disposal of assets	—	14,302	—	14,302
Asset impairment write-down	—	209,248	—	209,248

Total operating expenses	5,260	987,373	—	992,633

LOSS FROM OPERATIONS	(5,260)	(217,816)	—	(223,076)
INTEREST EXPENSE	(13,205)	(27,476)	—	(40,681)
ACCRETION ON DEBT DISCOUNT	(1,344)	—	—	(1,344)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	5,373	—	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	10,374	(2,965)	—	7,409
INTEREST AND OTHER INCOME	104	3,306	—	3,410
FOREIGN CURRENCY TRANSACTION GAIN	4,128	4,392	—	8,520
INTERCOMPANY INTEREST	3,091	(3,091)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(238,483)	—	238,483	—

LOSS BEFORE INCOME TAXES	(235,222)	(243,650)	238,483	(240,389)
INCOME TAX EXPENSE	(309)	(3,387)	—	(3,696)

LOSS FROM CONTINUING OPERATIONS	(235,531)	(247,037)	238,483	(244,085)
INCOME FROM DISCONTINUED INDIA OPERATIONS, net of tax	—	1,139	—	1,139
INCOME FROM SALE OF DISCONTINUED INDIA OPERATIONS, net of tax	—	7,415	—	7,415

NET LOSS	$(235,531)	$(238,483)	$238,483	$(235,531)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
NET REVENUE	$—	$892,055	$—	$892,055
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	592,599	—	592,599
Selling, general and administrative	4,642	291,253	—	295,895
Depreciation and amortization	—	66,001	—	66,001
Loss on sale of assets	—	—	—	—
Loss on disposal of assets	—	13,350	—	13,350

Total operating expenses	4,642	963,203	—	967,845

LOSS FROM OPERATIONS	(4,642)	(71,148)	—	(75,790)
INTEREST EXPENSE	(15,221)	(24,351)	—	(39,572)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(5,865)	—	—	(5,865)
EQUITY INVESTMENT LOSS	—	(249)	—	(249)
INTEREST AND OTHER INCOME	114	2,247	—	2,361
FOREIGN CURRENCY TRANSACTION LOSS	(183)	(4,196)	—	(4,379)
INTERCOMPANY INTEREST	31,917	(31,917)	—	—
EQUITY IN NET LOSS OF SUBSIDIARIES	(132,400)	—	132,400	—

LOSS BEFORE INCOME TAXES	(126,280)	(129,614)	132,400	(123,494)
INCOME TAX EXPENSE	(3,183)	(4,501)	—	(7,684)

LOSS FROM CONTINUING OPERATIONS	(129,463)	(134,115)	132,400	(131,178)
INCOME FROM DISCONTINUED INDIA OPERATIONS, net of tax	—	1,715	—	1,715

NET LOSS	$(129,463)	$(132,400)	$132,400	$(129,463)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	September 30, 2006
	PTGI	PTHI	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,563	$65,265	$—	$70,828
Accounts receivable	—	119,419	—	119,419
Prepaid expenses and other current assets	514	25,387	—	25,901

Total current assets	6,077	210,071	—	216,148
INTERCOMPANY RECEIVABLES	—	244,389	(244,389)	—
INVESTMENTS IN SUBSIDIARIES	43,957	—	(43,957)	—
RESTRICTED CASH	—	9,313	—	9,313
PROPERTY AND EQUIPMENT—Net	—	108,539	—	108,539
GOODWILL	—	35,183	—	35,183
OTHER INTANGIBLE ASSETS—Net	—	3,099	—	3,099
OTHER ASSETS	3,991	25,870	—	29,861

TOTAL ASSETS	$54,025	$636,464	$(288,346)	$402,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$553	$75,003	$—	$75,556
Accrued interconnection costs	—	50,379	—	50,379
Deferred revenue	—	19,807	—	19,807
Accrued expenses and other current liabilities	1,133	46,967	—	48,100
Accrued income taxes	1,352	16,027	—	17,379
Accrued interest	4,902	4,034	—	8,936
Derivatives embedded within convertible debt, at estimated fair value	—	—		—
Current portion of long-term obligations	22,702	18,719	—	41,421

Total current liabilities	30,642	230,936	—	261,578
INTERCOMPANY PAYABLES	244,389	—	(244,389)	—
LONG-TERM OBLIGATIONS (net of discount of $5,742)	170,549	434,971	—	605,520
OTHER LIABILITIES	—	1,376	—	1,376

Total liabilities	445,580	667,283	(244,389)	868,474

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock	1,138	—	—	1,138
Additional paid-in capital	692,876	1,161,930	(1,161,930)	692,876
Accumulated deficit	(1,085,569)	(1,117,973)	1,117,973	(1,085,569)
Accumulated other comprehensive loss	—	(74,776)	—	(74,776)

Total stockholders’ deficit	(391,555)	(30,819)	(43,957)	(466,331)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,025	$636,464	$(288,346)	$402,143

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30, 2006
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235,531)	$(238,483)	$238,483	$(235,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	11,156	—	11,156
Stock compensation expense	—	481	—	481
Depreciation and amortization	—	41,746	—	41,746
Loss on sale or disposal of assets	—	6,911	—	6,911
Asset impairment write-down	—	209,248	—	209,248
Accretion of debt discount	1,344	—		1,344
Equity in net loss of subsidiary	238,483	—	(238,483)	—
Change in estimated fair value of embedded derivatives	(5,373)	—		(5,373)
(Gain) loss on early extinguishment or restructuring of debt	(10,374)	2,965	—	(7,409)
Minority interest share of loss	—	(1,595)	—	(1,595)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(4,034)	(5,642)	—	(9,676)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	15,638	—	15,638
Decrease in prepaid expenses and other current assets	772	7,796	—	8,568
(Increase) decrease in other assets	587	(496)	—	91
(Increase) decrease in intercompany balance	13,809	(13,809)	—	—
Decrease in accounts payable	(1,722)	(10,814)	—	(12,536)
Decrease in accrued interconnection costs	—	(15,850)	—	(15,850)
Increase, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	651	6,684	—	7,335
Increase (decrease) in accrued interest	451	(4,694)	—	(4,243)

Net cash provided by (used in) operating activities	(937)	11,242	—	10,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(23,926)	—	(23,926)
Cash from disposition of business, net of cash disposed	—	12,947	—	12,947
Cash used for business acquisitions, net of cash acquired	—	(224)	—	(224)
Decrease in restricted cash	—	1,196	—	1,196

Net cash used in investing activities	—	(10,007)	—	(10,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	32,441	—	32,441
Principal payments on capital leases, vendor financing and other long-term obligations	(2)	(9,115)	—	(9,117)
Proceeds from sale of common stock	4,935	—	—	4,935

Net cash provided by financing activities	4,933	23,326	—	28,259

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	602	—	602

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,996	25,163	—	29,159
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255	41,744	—	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,251	$66,907	$—	$72,158

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30, 2005
	PTGI	PTHI	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,463)	$(132,400)	$132,400	$(129,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	17,968	—	17,968
Depreciation and amortization	—	66,880	—	66,880
Loss on sale or disposal of assets	—	13,364	—	13,364
Equity in net income of subsidiary	132,400	—	(132,400)	—
Equity investment loss	—	249	—	249
Loss on early extinguishment of debt	5,865	—	—	5,865
Minority interest share of loss	—	(327)	—	(327)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	215	(1,203)	—	(988)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	11,858	—	11,858
Decrease in prepaid expenses and other current assets	864	4,683	—	5,547
(Increase) decrease in other assets	876	(2,689)	—	(1,813)
(Increase) decrease in intercompany balance	(9,931)	9,931	—	—
Decrease in accounts payable	(2,082)	(15,830)	—	(17,912)
Decrease in accrued interconnection costs	—	(5,087)	—	(5,087)
Increase, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	431	426	—	857
Increase (decrease) in accrued interest	651	(4,670)	—	(4,019)

Net cash used in operating activities	(174)	(36,847)	—	(37,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(42,522)	—	(42,522)
Cash used for business acquisitions, net of cash acquired	—	(226)	—	(226)
Decrease in restricted cash	—	5,421	—	5,421

Net cash used in investing activities	—	(37,327)	—	(37,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	109,717	—	109,717
Principal payments on capital leases, vendor financing and other long-term obligations	—	(16,146)	—	(16,146)
Proceeds from sale of common stock	221	—	—	221

Net cash provided by financing activities	221	93,571	—	93,792

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(517)	—	(517)

NET CHANGE IN CASH AND CASH EQUIVALENTS	47	18,880	—	18,927
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,967	47,701	—	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,014	$66,581	$—	$68,595

13. SUBSEQUENT EVENTS

In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006. The debt will mature in March 2007 and the Company is obligated to pay an aggregate $7.5 million (10.1 million AUD) in three equal monthly principal payments in the first quarter 2007. The interest rate remains 10.2%, and the interest payments continue monthly.

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

Recent Product Initiatives Overview

We have selectively targeted opportunities to participate in major growth areas for telecommunications—broadband, local, wireless, and VOIP—which we call our strategic initiatives or new product offerings. These initiatives have been pursued in response to competitive developments described under “—Four-Pronged Action Plan.” Our approach in these areas has common elements: focus on bundling services to end-user customers; leverage our existing global voice, data, broadband and Internet networks and add network infrastructure in areas of high consumer density; and utilize established distribution channels and back-office systems. We continue to devote substantial resources to our strategic initiatives.

We believe the local services market is a major opportunity for revenue growth for us. During the third quarter of 2004, we began offering local line service in Canada on a resale basis. We bundle these services with our other product offerings of long distance voice and Internet access, in competition with incumbent local exchange carriers (ILECs) and cable companies. The Canadian residential local telephone offering increased to approximately 78,000 lines in service. In Canada, we believe the ability to bundle local services with our core long distance service and new broadband service also presents future growth opportunities for us. In late 2005, we began building our own DSL network infrastructure to provide voice and broadband Internet services to residential customers on such network. In Canada we now have 65 nodes installed and approximately 23,000 services (broadband and local voice) on these nodes. Completion of five additional nodes is targeted during the fourth quarter 2006.

In 2004 we began building our own DSL network infrastructure in Australia in order to provide voice and broadband Internet services to residential customers on such network. The initial build-out of our Australian DSL infrastructure is complete with 181 nodes installed. In Australia, we now have over 150,000 DSL customers. Migration of existing resale local and broadband customers to our network began in the second quarter 2005 and has now reached approximately 66,000 services on-net.

The target customers for our retail VOIP products will ultimately be anyone who has a broadband connection anywhere in the world. In January 2004, we launched our retail VOIP TalkBroadband® service in Canada. In June 2004, we launched our retail LINGO product in the United States, which offers unlimited calling plans including destinations in Western Europe and certain countries in Asia, unlimited calling between two LINGO subscribers and the issuance of phone numbers that are local for calls originating in certain foreign countries. We have recently launched VOIP services in Australia, Japan and Brazil. Global retail VOIP services are approximately 107,000 customers. For our LINGO product in the United States, since the second half of 2005, we have moderated our advertising due to financial resource limitations and the disruption in marketing activities caused by the emergency 911 regulations. Such action has resulted in a stable to slightly declining customer base which is currently approximately 75,000.

It should be recognized that our marketing efforts across our broadband and local initiatives initially increase near-term pressure on profitability and cash flow due to migration and installation charges imposed by the incumbent carriers for each customer transferred to our network. The relative impact of such fees, which currently range between $48 per customer in Canada and $105 per customer in Australia, should lessen as the rate of new customer additions becomes a lower percentage of the growing customer base. We are currently awaiting decisions from the regulatory agency in Australia on whether these per customer charges will be reduced and whether there will be a retroactive credit. Until then, we expense these fees at the invoiced rate. In the three and nine months ended September 30, 2006, we incurred $2 million and $7 million in such fees, respectively, and in 2005, we incurred $11 million. With DSL networks now deployed in Canada and Australia we can provision new customers onto our own network and thus avoid migration fees for such customers.

We believe that progress to date in transforming the Company beyond its legacy long distance voice and dialup Internet services provider (ISP) businesses through growing our broadband, local, wireless and VOIP businesses has not only strengthened the Company, but has enhanced the competitive positioning and the franchise values of our major operating subsidiaries in Australia and Canada. We have also focused on our European and United States retail operations and significant progress has been made in eliminating low-margin services and associated costs, in reducing SG&A expenses and in tightening our focus on areas of profitable growth.

Four-Pronged Action Plan

Our fundamental challenge continues to be generating sufficient sales volume from new initiatives in broadband, local, wireless and VOIP services to offset the declining contribution from our core long distance voice and dial-up ISP businesses. To address this challenge, we continue to pursue our four-pronged action plan (“Action Plan”): first, to drive strong revenue growth from strategic initiatives and to concentrate resources on the most promising initiatives (as discussed within “Recent Product Initiatives Overview”); second, to enhance margin by increasing scale on the new initiatives and by investing in broadband infrastructure in high density locations as well as migrating customers onto our network (as discussed within “Recent Product Initiatives Overview”); third, to continue cost cutting and cost management programs partially to offset margin erosion caused by the continued decline of our high-margin core retail revenues; and fourth, to strengthen the balance sheet through potential deleveraging and equity capital infusion on a prudent basis.

Revenue from broadband, local, wireless and VOIP initiatives grew to $35 million in the third quarter 2006, an increase of 35% from the third quarter 2005. In addition to consistent quarterly revenue growth from new services, profitability from these services is also increasing, providing clear support for our Action Plan. Also, we now have over 183,000 DSL customers in Australia and Canada. The Australian and Canadian DLSAM networks are comprised of 181 and 65 nodes, respectively. There are now over 88,000 services (local and broadband) provisioned directly on the Company’s DSLAM facilities in Australia and Canada. Margins from these on-net services are almost double those of off-net services. To capitalize on the recent completion of the Canadian DSLAM network, the Company elected to increase advertising to accelerate growth in on-net services.

Our operating results continue to reflect increased competition from product bundling in virtually all of our markets; product substitution (e.g., wireless for fixed line; broadband for dial-up Internet); declining usage patterns for traditional fixed line voice services as use of wireless, e-mail and instant messaging services expands; and continued competitive pricing pressures. As a result, our revenue growth and profitability have been strongly challenged by a changing industry environment.

After four consecutive quarters of reduced SG&A expense, SG&A expenses were essentially flat in the third quarter 2006 compared to the second quarter 2006 despite a $1 million increase in advertising, but were down over $20 million compared to the third quarter 2005. Our aggressive expense reduction efforts also focused on a range of cost of revenue reductions in the third quarter 2006 and such efforts are continuing. Additionally, the Australian regulatory commission issued an Interim Determination Letter lowering charges for on-net local loop services, which is one of the regulatory matters currently under review. If this interim ruling is affirmed, it is estimated that our annual expense for these services will be reduced by approximately $2 million.

The fourth element of our Action Plan is to strengthen the balance sheet through deleveraging and capital infusion. During the first three quarters of 2006 we successfully: (1) exchanged $27 million principal amount of the 5.75% Convertible Subordinated Debentures due 2007 for $27 million of newly created Step-Up Convertible Debentures due 2009; (2) exchanged $3 million principal amount of its 12.75% Senior Notes for 1.8 million shares of common stock; (3) exchanged $32 million principal amount of 5% Exchangeable Senior Notes for $55 million principal amount of 3.75% Convertible Senior Notes due 2010; (4) issued $24 million principal amount of 5% Exchangeable Senior Notes for $18 million in cash (net of issuance costs); (5) raised $13 million cash proceeds from the sale of our Indian subsidiary; and (6) sold $5 million of newly issued common stock to a private investor (see events described below under “—Recent Developments”). It is imperative that substantial further progress be made in reducing overall debt and interest expenses – an area that is a priority.

Recent Developments

Discontinued Operations. In May 2006, we entered into a Share Purchase Agreement (SPA) with Videsh Sanchar Nigam Limited (VSNL), a leading international telecommunications company and member of the TATA Group, whereby VSNL agreed to purchase 100% of the stock of Direct Internet Limited (DIL), whose wholly-owned subsidiary, Primus Telecommunications India Limited (PTIL), was primarily engaged in providing fixed broadband wireless Internet services to enterprise and retail customers in India. We owned approximately 85% of the stock of DIL through an indirect wholly-owned subsidiary. The remaining approximately 15% of the stock of DIL was owned by the manager of DIL and PTIL, who had founded the predecessor companies. The purchase consideration was $17.5 million. We received $13.0 million in net cash proceeds from the transaction at closing on June 23, 2006, after closing adjustments. Under the SPA, we agreed to certain non-compete provisions regarding the business of DIL and PTIL and is a party to the SPA for the purpose of guaranteeing indemnity obligations of our subsidiary selling the stock of DIL. The net assets of DIL were $8.9 million at June 23, 2006.

As a result of the sale, the Company’s consolidated financial statements reflect India operations as discontinued operations for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of the discontinued India operations for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005 are as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2006	2005
Net revenues	$2,720	$5,653	$8,175
Operating expenses	2,098	4,476	6,333

Income from operations	622	1,177	1,842
Interest expense	—	(5)	(3)
Interest income and other income (expense)	58	45	29

Income (loss) before income tax	680	1,217	1,868
Income tax expenses	(78)	(78)	(153)

Income from discontinued operations	$602	$1,139	$1,715

Prepaid Services Platform Changes. Our third quarter 2006 operating results as compared to the second quarter 2006 reflect $4 million in net revenue decline in our prepaid services business, which follows a $15 million decline in the second quarter as compared to the first quarter 2006. This revenue decline reflects the continued shedding of unprofitable retail prepaid services revenue and the restructuring of the prepaid business toward a wholesale business model, whereby we offer our prepaid services platform and infrastructure on a managed basis along with wholesale minute terminations.

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

Long distance voice minutes of use per customer continue to decline as more customers are using wireless devices and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice; broadband for dial-up ISP services) has resulted in revenue declines in our core long distance voice and dial-up ISP businesses. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition from the existing wireline and wireless competitors and from new entrants, such as cable companies and VOIP companies, which could continue to affect adversely our net revenue per minute, as well as minutes of use.

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

Overall, carrier revenue accounted for 22% of total net revenue for the three months ended September 30, 2006. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; prepaid services versus traditional post-paid voice services; Internet, VOIP and data services versus fixed line voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Our margin is also effected by customer transfer and migration fees. We pay a charge to install and transfer a new customer onto our network, and to migrate DSL and local customers. However, installing and migrating customers to our own networks, such as the DSL networks in Australia and Canada, enable us to increase our margin on such services as compared to resale of services using other carriers’ networks.

SG&A expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and administrative costs. All SG&A expenses are expensed when incurred.

Foreign Currency

Foreign currency can have a major impact on our financial results. For the quarter ended September 30, 2006, 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/British pound (GBP), and USD/Euro (EUR). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, the USD was weaker on average as compared to the CAD and stronger on average as compared to the AUD. In the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, the USD was weaker on average as compared to the EUR and GBP. In the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, the USD was stronger on average as compared to the EUR and GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three-month and nine-month periods ended September 30, 2006 and 2005 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the three months ended September 30,				For the nine months ended September 30,
	2006	2005	Variance	Variance %	2006	2005	Variance	Variance %
Canada	$68,251	$67,189	$1,062	2%	$208,935	$193,058	$15,877	8%
Australia	$76,243	$83,221	$(6,978)	(8)%	$232,448	$262,879	$(30,431)	(12)%
United Kingdom	$19,876	$22,397	$(2,521)	(11)%	$63,203	$93,651	$(30,448)	(33)%
Europe*	$31,083	$62,960	$(31,877)	(51)%	$110,110	$165,720	$(55,610)	(34)%

Net Revenue by Location—in Local Currencies

	For the three months ended September 30,				For the nine months ended September 30,
	2006	2005	Variance	Variance %	2006	2005	Variance	Variance %
Canada (in CAD)	76,531	80,811	(4,280)	(5)%	236,841	236,295	546	0%
Australia (in AUD)	100,798	109,566	(8,768)	(8)%	311,197	342,029	(30,832)	(9)%
United Kingdom (in GBP)	10,605	12,552	(1,947)	(16)%	34,881	50,455	(15,574)	(31)%
Europe* (in EUR)	24,389	51,594	(27,205)	(53)%	89,000	131,782	(42,782)	(32)%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

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

On December 21, 2005, we accelerated the vesting of certain unvested stock options previously awarded under the our Equity Incentive Plan and Director Plan. We took this action because the future costs to be recognized if this action were not taken were disproportionate to the retention value of the stock options. As a result of this action, stock options to purchase up to 1.5 million shares of common stock, which would otherwise have vested over the next three years, became exercisable effective December 21, 2005. These stock options have exercise prices ranging from $1.61 to $6.30 per share. Based upon the closing stock price for our common stock of $0.82 per share on December 21, 2005, all of these stock options were “under water” or “out-of-the-money.” Of the stock options whose vesting is being accelerated, 0.6 million stock options are held by executive officers and 30,000 stock options are held by non-employee directors. Outstanding unvested stock options to purchase 1.5 million shares of our common stock, with per share exercise prices ranging from $0.62 to $0.92, were not accelerated.

As of September 30, 2006, we had 1.6 million unvested awards outstanding, of which $0.7 million of compensation expense will be recognized over the weighted average remaining vesting period of 2.2 years.

Results of Operations

Results of operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005

Net revenue decreased $42.7 million or 14.7% to $247.7 million for the three months ended September 30, 2006 from $290.4 million for the three months ended September 30, 2005. Our data/Internet and VOIP revenue contributed $42.2 million and $31.2 million, respectively, for the three months ended September 30, 2006, as compared to $42.6 million and $24.8 million, respectively, for the three months ended September 30, 2005.

United States and Other: United States and Other net revenue increased $1.3 million or 2.7% to $49.6 million for the three months ended September 30, 2006 from $48.3 million for the three months ended September 30, 2005. The increase is primarily attributed to an increase of $5.2 million in wholesale services and an increase of $1.2 million in VOIP services. These increases were partially offset by a decrease of $4.6 million in retail voice services, including declines in residential, small business and wireless services, and a decrease of $0.7 million in retail Internet services.

Canada: Canada net revenue increased $1.1 million or 1.6% to $68.3 million for the three months ended September 30, 2006 from $67.2 million for the three months ended September 30, 2005. The increase is primarily attributed to an increase of $2.4 million in local services, an increase of $0.9 million in VOIP services and $0.5 million in wireless services, and an increase of $0.6 million for Internet services. These increases were partially offset by a decrease of $2.9 million in retail voice services, including residential and business voice and prepaid services, and a decrease of $0.4 million in wholesale services. The strengthening of the CAD against the USD accounted for a $4.9 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country — in USD

	For the three months ended		Year-over-Year
	September 30, 2006 Net Revenue	September 30, 2005 Net Revenue	Variance	Variance %
United States	$48,572	$47,420	$1,152	2%
Canada	$68,251	$67,189	$1,062	2%
Other	$1,035	$883	$152	17%

Europe: European net revenue decreased $36.8 million or 41.4% to $52.1 million for the three months ended September 30, 2006 from $88.9 million for the three months ended September 30, 2005. The decrease is primarily attributable to a decrease of $28.9 million in prepaid services, a $7.4 million decrease in wholesale services, and a decrease of $0.5 million in wireless services. The European prepaid services business declined primarily in the Netherlands as a result of restructuring the business and shedding unprofitable revenue and associated costs. The strengthening of the European currencies against the USD accounted for a $4.0 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country — in USD

	For the three months ended September 30, 2006		For the three months ended September 30, 2005		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$19,876	38%	$22,397	25%	$(2,521)	(11)%
Germany	12,393	24%	14,232	16%	(1,839)	(13)%
Spain	4,793	9%	3,915	4%	878	22%
France	4,433	9%	5,340	6%	(907)	(17)%
Netherlands	4,424	8%	32,555	37%	(28,131)	(86)%
Italy	2,893	6%	5,133	6%	(2,240)	(44)%
Other	3,278	6%	5,325	6%	(2,047)	(38)%

Europe Total	$52,090	100%	$88,897	100%	$(36,807)	(41)%

Asia-Pacific: Asia-Pacific net revenue decreased $8.2 million or 9.5% to $77.8 million for the three months ended September 30, 2006 from $86.0 million for the three months ended September 30, 2005. The decrease is primarily attributable to a $4.8 million decrease in residential voice services, a $4.6 million decrease in dial-up Internet services, a $1.1 million decrease in wholesale services, and a decrease of $0.9 million in other retail services (including declines in business voice services and wireless services). These decreases were partially offset by an increase of $3.0 million in Australia DSL services. The weakening of the AUD against the USD accounted for a $0.3 million decrease to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country — in USD

	For the three months ended September 30, 2006		For the three months ended September 30, 2005		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$76,243	98%	$83,222	97%	$(6,979)	(8)%
Japan	1,513	2%	2,820	3%	(1,307)	(46)%

Asia-Pacific Total	$77,756	100%	$86,042	100%	$(8,286)	(10)%

Cost of revenue decreased $37.7 million to $158.8 million, or 64.1% of net revenue, for the three months ended September 30, 2006 from $196.5 million, or 67.7% of net revenue, for the three months ended September 30, 2005. We continue to shed certain low margin retail revenue while growing revenue from our new services. Additionally service install and migration fees in Canada and Australia were less than the prior year period as fewer customers were migrated on-net in Australia.

United States and Other: United States and Other cost of revenue increased $1.7 million primarily due to an increase of $5.6 million for wholesale services. This increase is partially offset by a decrease of $2.8 million in retail voice services, and a decrease of $1.1 million for other services, including declines in Internet, wireless, VOIP, and prepaid services.

Canada: Canada cost of revenue decreased $3.0 million primarily due to a decrease of $3.8 million in retail voice services. This decrease was partially offset by an increase of $0.8 million in local services. The strengthening of the CAD against the USD accounted for a $2.3 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Europe: European cost of revenue decreased by $27.8 million. The decrease is primarily attributable to a $21.1 million decrease in prepaid services (including a decrease of $20.1 million in the Netherlands), a decrease of $7.0 million in carrier services (including decreases of $3.1 million in the UK, and $2.3 million in Italy), and a decrease of $0.5 million in wireless services. These decreases were partially offset by an increase of $0.7 million in retail voice services. The strengthening of the European currencies against the USD accounted for a $3.3 million increase to cost of revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Asia-Pacific: Asia-Pacific cost of revenue decreased $8.5 million primarily due to a $4.7 million decrease in residential voice services, a decrease of $3.8 million in Internet services, a decrease of $1.1 million in business services, and a decrease of $1.0 million in carrier services. These decreases were partially offset by an increase of $2.4 million for DSL services. The weakening of the AUD against the USD accounted for a $0.3 million decrease to cost of revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Selling, general and administrative expenses decreased $20.3 million to $72.5 million, or 29.3% of net revenue, for the three months ended September 30, 2006 from $92.8 million, or 32.0% of net revenue, for the three months ended September 30, 2005. The decrease in selling, general and administrative expenses is attributable to a $12.8 million decrease in sales and marketing expenses, primarily as a result of a decrease in agent commissions related to prepaid services, a $3.6 million decrease in salaries and benefits due to cost cutting/staff reduction efforts, a $1.6 million decrease in advertising expenses, a $1.2 million decrease in professional fees, a $1.1 million decrease in general and administrative expenses and travel and entertainment expenses.

United States and Other: United States and Other selling, general and administrative expenses decreased $5.9 million to $15.8 million for the three months ended September 30, 2006 from $21.7 million for the three months ended September 30, 2005. The decrease is attributable to a decrease of $1.7 million for advertising, a decrease of $1.7 million for sales and marketing expense, a decrease of $1.5 million for professional fees, and a decrease of $0.8 million for general and administrative expenses.

Canada: Canada selling, general and administrative expense increased $1.1 million to $26.0 million for three months ended September 30, 2006 from $24.9 million for the three months ended September 30, 2005. The increase is attributable to an increase of $1.1 million for advertising expenses, and an increase of $0.5 million for professional fees. These increases were partially offset by decreases of $0.5 million for sales and marketing expenses.

Europe: Europe selling, general and administrative expense decreased $11.4 million to $9.6 million for the three months ended September 30, 2006 from $21.0 million for the three months ended September 30, 2005. The decrease is attributable to a decrease of $10.3 million for sales and marketing expense consisting primarily of agent commissions related to prepaid services, and a decrease of $1.1 million for salaries and benefits.

Asia-Pacific: Asia-Pacific selling, general and administrative expense decreased $4.2 million to $21.1 million for the three months ended September 30, 2006 from $25.3 million for the three months ended September 30, 2005. The decrease is attributable to a decrease of $2.6 million for salaries and benefits, and a decrease of $1.0 million for advertising expenses.

Depreciation and amortization expense decreased $14.9 million to $7.0 million for the three months ended September 30, 2006 from $21.9 million for the three months ended September 30, 2005. The decrease consists of a decrease in depreciation expense of $11.6 million, and a decrease of $3.2 million in amortization expense. The decrease is primarily due to the asset impairment recognized in the second quarter 2006.

Gain or loss on sale or disposal of assets was a gain of $0.2 million for the three months ended September 30, 2006.

Loss on early extinguishment of debt was $4.2 million for the three months ended September 30, 2005. The loss resulted from the exchange of our common stock for the extinguishment of $12.0 million in principal amount of the 2000 Convertible Subordinated Debentures including the write-off of deferred financing costs.

Interest expense, including accretion on debt discount, decreased $0.6 million to $13.0 million for the three months ended September 30, 2006 from $13.6 million for the three months ended September 30, 2005. The decrease consists of a $1.8 million decrease due to interest saved from our 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures, October 1999 Senior Notes, and related deferred offering costs, offset by an increase due to the issuance of Step Up Convertible Subordinated Debentures and changes in the interest rate of our Senior Secured Term Loan Facility.

Foreign currency transaction gain (loss) was a gain of $3.9 million for the three months ended September 30, 2006 as compared to a gain of $2.0 million for the three months ended September 30, 2005. The increase is primarily attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and to a lesser extent on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense decreased to $1.2 million for the three months ended September 30, 2006 from $2.8 million for the three months ended September 30, 2005. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiary by our Canadian and Australian subsidiaries.

Results of operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005

Net revenue decreased $122.4 million or 13.7% to $769.6 million for the nine months ended September 30, 2006 from $892.0 million for the nine months ended September 30, 2005. Our data/Internet and VOIP revenue contributed $127.0 million and $90.1 million, respectively, for the nine months ended September 30, 2006, as compared to $129.7 million and $71.8 million, respectively, for the nine months ended September 30, 2005.

United States and Other: United States and Other net revenue decreased $10.0 million or 6.4% to $145.6 million for the nine months ended September 30, 2006 from $155.6 million for the nine months ended September 30, 2005. The decrease is primarily attributed to a decrease of $15.8 million in retail voice services, a decrease of $3.6 million in prepaid services, and a $2.5 million decrease in Internet services. These decreases were partially offset by an increase of $6.1 million in wholesale services, and an increase of $5.9 million in VOIP services.

Canada: Canada net revenue increased $15.9 million or 8.2% to $208.9 million for the nine months ended September 30, 2006 from $193.1 million for the nine months ended September 30, 2005. The increase is primarily attributed to an increase of $12.4 million in local services, $3.1 million in VOIP services, $1.3 million in wireless services, $3.0 million in prepaid services, and an increase of $2.2 million in Internet services. These increases were partially offset by a decrease of $5.9 million in retail voice services. The strengthening of the CAD against the USD accounted for a $15.5 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country — in USD

	For the nine months ended		Year-over-Year
	September 30, 2006 Net Revenue	September 30, 2005 Net Revenue	Variance	Variance %
United States	$142,552	$153,178	$(10,626)	(7)%
Canada	$208,935	$193,057	$15,878	8%
Other	$3,009	$2,395	$614	26%

Europe: European net revenue decreased $94.7 million or 34.8% to $177.4 million for the nine months ended September 30, 2006 from $272.1 million for the nine months ended September 30, 2005. The decrease is primarily attributable to a decrease of $63.1 million in prepaid services (including decreases of $38.4 million in the Netherlands and $20.2 million in the UK), a $26.6 million decrease in carrier services, and a $5.1 million decrease in retail voice services. The European prepaid services business declined primarily in the Netherlands and the UK as a result of restructuring the business and shedding unprofitable revenue and associated costs. The weakening of the European currencies against the USD accounted for a $4.2 million decrease to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country — in USD

	For the nine months ended September 30, 2006		For the nine months ended September 30, 2005		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$63,203	36%	$93,651	34%	$(30,448)	(33)%
Germany	35,352	20%	40,860	15%	(5,508)	(13)%
Netherlands	31,613	18%	70,967	26%	(39,354)	(55)%
Spain	13,711	8%	13,237	5%	474	4%
France	11,938	7%	15,713	6%	(3,775)	(24)%
Italy	11,129	6%	19,372	7%	(8,243)	(43)%
Other	10,457	5%	18,332	7%	(7,875)	(43)%

Europe Total	$177,403	100%	$272,132	100%	$(94,729)	(35)%

Asia-Pacific: Asia-Pacific net revenue decreased $33.6 million or 12.4% to $237.7 million for the nine months ended September 30, 2006 from $271.3 million for the nine months ended September 30, 2005. The decrease is primarily attributable to a $21.3 million decrease in residential voice services, a $17.4 million decrease in dial-up Internet services, a $2.0 million decrease in carrier services, a decrease of $1.8 million in other services, including declines in business voice and wireless services, and a decrease of $1.1 million in prepaid services. These decreases were partially offset by an increase of $9.7 million in DSL services. The weakening of the AUD against the USD accounted for a $7.4 million decrease to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country — in USD

	For the nine months ended September 30, 2006		For the nine months ended September 30, 2005		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$232,447	98%	$262,879	97%	(30,432)	(12)%
Japan	5,211	2%	8,415	3%	(3,204)	(38)%

Asia-Pacific Total	$237,658	100%	$271,294	100%	$(33,636)	(12)%

Cost of revenue decreased $86.1 million to $506.5 million, or 65.8% of net revenue, for the nine months ended September 30, 2006 from $592.6 million, or 66.4% of net revenue, for the nine months ended September 30, 2005. We continue to experience a shift from higher margin core long distance and dial-up Internet revenues to new products that include bundled services and lower margin resold services. However, we incurred a lower level of customer transfer and migration fees as compared to the prior year period.

United States and Other: United States and Other cost of revenue decreased $0.4 million primarily due to a decrease of $8.5 million in retail voice services, a decrease of $1.8 million in prepaid services, a decrease of $1.2 million in Internet services, and a decrease of $0.5 million in wireless services. These decreases were partially offset by an increase of $8.5 million in carrier services, an increase of $2.7 million for VOIP services, and an increase of $0.4 million in other services.

Canada: Canada cost of revenue increased $6.5 million primarily due to an increase of $7.8 million local, VOIP and wireless services, $1.6 million in Internet services and $0.6 million in prepaid services. The increases were partially offset by a decrease of $3.3 million in retail voice services. The strengthening of the CAD against the USD accounted for a $7.2 million increase to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

Europe: European cost of revenue decreased by $70.4 million. The decrease is primarily attributable to a $41.6 million decrease in prepaid services (including a decrease of $22.3 million in the Netherlands, a decrease of $14.9 million in the UK, and a decrease of $4.4 million in Sweden), a decrease of $25.1 million in carrier services, and a decrease of $4.6 million in wireless services. These decreases were offset by an increase of $0.9 million in retail voice services and other services. The strengthening of the European currencies against the USD accounted for a $3.0 million decrease to cost of revenue, which is included in the above explanation, when comparing the exchange rates for the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

Asia-Pacific: Asia-Pacific cost of revenue decreased $21.8 million primarily due to a decrease of $15.1 million in residential voice services, a decrease of $11.2 million for dial-up Internet services, a decrease of $2.5 million for business services, a decrease of $1.8 million in carrier services, and a decrease of $0.7 million for prepaid and wireless services. These decreases were partially offset by an increase of $9.0 million for DSL services, and an increase of $0.5 million for VOIP and other services. The weakening of the AUD against the USD accounted for a $4.8 million decrease to cost of revenue, which is included in the above explanation, when comparing the exchange rates for the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

Selling, general and administrative expenses decreased $74.4 million to $221.5 million, or 28.8% of net revenue, for the nine months ended September 30, 2006 from $295.9 million, or 33.2% of net revenue, for the nine months ended September 30, 2005. The decrease in selling, general and administrative expenses is attributable to a $29.9 million decrease in sales and marketing expense primarily in agent commissions related to prepaid services, a $20.1 million decrease in salaries and benefits due to cost cutting/staff reduction efforts, a decrease of $12.2 million in advertising, a decrease of $5.2 million for professional fees, a decrease of $5.0 million in general and administrative expenses, and a decrease of $1.4 million for travel and entertainment.

United States and Other: United States and Other selling, general and administrative expenses decreased $30.8 million to $48.4 million for the nine months ended September 30, 2006 from $79.2 million for the nine months ended September 30, 2005. The decrease is attributable to a decrease of $10.6 million for advertising, a decrease of $6.6 million for salaries and benefits, a decrease of $5.8 million for sales and marketing expense primarily in agent commissions related to prepaid services, a decrease of $4.7 million for professional fees, and a decrease of $2.2 million for general and administrative expenses.

Canada: Canada selling, general and administrative expenses increased $1.3 million to $74.7 million for the nine months ended September 30, 2006 from $73.4 million for the nine months ended September 30, 2005. The increase is attributable to an increase of $2.6 million for advertising expenses and an increase of $1.0 million for professional fees. These increases were partially offset by decreases of $1.6 million for sales and marketing, and a decrease of $0.9 million for salaries and benefits.

Europe: Europe selling, general and administrative expenses decreased $29.7 million to $37.0 million for the nine months ended September 30, 2006 from $66.7 million for the nine months ended September 30, 2005. The decrease is attributable to a decrease of $22.4 million for sales and marketing expense primarily of agent commissions related to prepaid services, a decrease of $3.4 million for salaries and benefits, a decrease of $1.4 million for professional fees, a decrease of $1.1 million for travel and entertainment expenses, and a decrease of $0.8 million for general and administrative expenses.

Asia-Pacific: Asia-Pacific selling, general and administrative expense decreased $15.3 million to $61.3 million for the nine months ended September 30, 2006 from $76.6 million for the nine months ended September 30, 2005. The decrease is attributable to a decrease of $9.1 million for salaries and benefits, a decrease of $4.0 million for advertising expenses, and a decrease of $1.6 million for general and administrative expenses.

Depreciation and amortization expense decreased $24.9 million to $41.1 million for the nine months ended September 30, 2006 from $66.0 million for the nine months ended September 30, 2005. The decrease consists of a decrease of $16.4 million in depreciation expense, and an $8.4 million decrease in amortization expense. The decrease is primarily due to the asset impairment recognized in the second quarter 2006.

Gain or loss on sale or disposal of assets was a loss of $14.3 million for the nine months ended September 30, 2006. We recognized a charge associated with the sale and disposal of specific long-lived assets which were taken out of service. The charge includes $9.3 million in the United States, $1.8 million in Canada, $2.2 million in the United Kingdom, $0.5 million in Denmark, $0.5 million in Australia and $0.2 million in various other countries and is comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

Interest expense, including accretion on debt discounts, increased $2.4 million to $42.0 million for the nine months ended September 30, 2006 from $39.6 million for the nine months ended September 30, 2005. The increase consists of an increase of $6.6 million from changes in the interest rate of our Senior Secured Term Loan Facility, the issuance of our Step Up Convertible Subordinated Debenture, and capital leases. This is offset by decreases due to interest saved from our 2003 Convertible Subordinated Debentures, October 1999 Senior Notes, deferred offering costs and other interest.

Change in Fair Value of Derivatives Embedded within Convertible Debt was a gain of $5.4 million for the nine months ended September 30, 2006. Our Step Up Convertible Subordinated Debentures, 2000 Convertible Subordinated Debentures and 2003 Convertible Senior Notes contain embedded derivatives that required bifurcation from the debt host from February 27 to June 20, 2006. We recognized these embedded derivatives as a current liability in our balance sheet, measured them at their estimated fair value and recognized changes in the fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a June 20,

2006 (the final valuation date) fair value of $10.3 million and at March 31, 2006, an estimated fair value of $13.1 million. The embedded derivatives derived their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives decreased as the price of our common stock decreased. The closing price of our common stock decreased to $0.64 on June 20, 2006 from $0.75 as of December 31, 2005, causing the overall value of the derivative instrument to decline. As a result, during the nine months ended September 30, 2006, we recognized a gain of $5.4 million from the change in estimated fair value of the embedded derivatives. We estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of 100% as of June 20, 2006. On June 20, 2006, the embedded derivatives no longer qualified for bifurcation.

Gain on early extinguishment of debt was $7.4 million for the nine months ended September 30, 2006. In June 2006, we exchanged $54.8 million principal amount of the Company’s 2003 Convertible Senior Notes and $20.5 million of cash for $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes and $11.3 million of future cash payments resulting in a gain on restructuring of debt of $4.8 million including the expensing of related financing costs. In March 2006, we exchanged $27.4 million principal amount of our 2000 Convertible Subordinated Debentures for $27.5 million principal amount of our 2006 Step Up Convertible Subordinated Debentures resulting in a gain on early extinguishment of debt of $1.5 million including the write-off of related deferred financing costs. In January 2006, we exchanged 1,825,000 shares of our common stock for the extinguishment of $2.5 million in principal amount of the October 1999 Senior Notes resulting in a $1.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

Foreign currency transaction gain (loss) was a gain of $8.6 million for the nine months ended September 30, 2006 as compared to a loss of $4.4 million for the nine months ended September 30, 2005. The increase is primarily attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and to a lesser extent on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense decreased to $3.7 million for the nine months ended September 30, 2006 from $7.7 million for the nine months ended September 30, 2005. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiary by our Canadian and Australian subsidiaries.

Liquidity and Capital Resources

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and capacity, DSL network build-out, development of back-office systems, interest and principal payments on outstanding debt and other obligations, withholding taxes and acquisitions. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, vendor financing, capital lease financing and other financing arrangements.

Net cash provided by operating activities was $9.0 million for the nine months ended September 30, 2006 as compared to net cash used in operating activities of $37.0 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, operations provided $11.4 million of cash. In addition, cash was increased by reductions in accounts receivable of $15.6 million, increases in deferred revenue, accrued expenses, accrued income taxes and other liabilities of $7.3 million, and reductions in prepaid expenses and other current assets of $7.2 million. During the nine months ended September 30, 2006, we used $28.4 million to reduce accounts payable and accrued interconnections costs. For the nine months ended September 30, 2005, operations used $26.5 million of cash. We used $23.0 million to reduce our accounts payable and accrued interconnection costs to bring our payables more current and used $1.8 million to increase other assets. During the nine months ended September 30, 2005, cash was increased through a decrease in accounts receivable of $11.9 million as we brought our receivables more current, and a decrease in prepaid expenses and other current assets of $5.5 million as prepaid balances, inventories and non-trade receivables were reduced.

Net cash used by investing activities was $10.0 million for the nine months ended September 30, 2006 compared to $37.3 million for the nine months ended September 30, 2005. Net cash used by investing activities during the nine months ended September 30, 2006 included $23.9 million of capital expenditures primarily for additions to our DSL networks in Australia and Canada and back office support systems, offset by a $1.2 million decrease in restricted cash and $12.7 million net cash proceeds primarily from the disposition of our India operation. Net cash used by investing activities during the nine months ended September 30, 2005 included $42.5 million of capital expenditures primarily for additions to our global network, especially the Australian DSL network and back office support systems, offset by a $5.4 million reduction in restricted cash.

Net cash provided by financing activities was $28.3 million for the nine months ended September 30, 2006 as compared to net cash provided by financing activities of $93.8 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, net cash provided by financing activities consisted of $32.4 million from the issuance of $24.1 million 5% Exchangeable Senior Notes for $17.7 million in cash, net of $2.9 million in financing costs, and the issuance of $14.8 million through an amended and restated loan facility with a Canadian financial institution, net of $0.2 million in financing costs, $5.0 million from the sale of 6.7 million shares of our common stock pursuant to a subscription agreement with an existing stockholder, partially offset by $9.1 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the nine months ended September 30, 2005, cash provided by financing activities consisted of $97.0 million from the issuance of our $100 million senior secured term loan facility, net of $3.0 million in financing costs, and $12.8 million issued through the loan agreement with a Canadian financial institution, offset by $16.1 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

As of September 30, 2006, we had $70.8 million of unrestricted cash and cash equivalents. The unrestricted cash balance as of September 30, 2006 is expected to remain relatively stable as of December 31, 2006. However, first quarter 2007 scheduled principal maturities of $22.7 million of the 2000 Convertible Subordinated Debentures due February 15, 2007 and $8 million for a vendor financing will result in a significant decrease in unrestricted cash levels during the first quarter 2007. Management’s highest priority is to explore potential means to reduce the cash outflow in the first quarter 2007. Such means may include realizing timely sufficient benefit from any of the following actions: improved operating performance, cost reduction efforts, reduction of capital expenditures, potential debt financing alternatives, potential future sales of equity, certain opportunistic asset sales, and interest expense savings from balance sheet deleveraging. If we are unable to materially reduce first quarter 2007 scheduled cash outflows, we could face a significant decline in our short- and long-term liquidity sources and our financial position could be adversely affected.

As of December 31, 2005, we had $50.1 million of our 2000 Convertible Subordinated Debentures outstanding. So far in 2006, we have exchanged $27.4 million of our 2000 Convertible Subordinated Debentures due February 2007 for $27.5 million of Step Up Convertible Subordinated Debentures due in August 2009. Although we may conclude similar or other transactions for some or all of the remaining $22.7 million, there can be no assurance that such transactions will be completed. If no further transactions are completed, the remaining $22.7 million will be due on February 15, 2007.

In January 2006, we exchanged $2.5 million principal amount of our 12.75% senior notes due 2009 (the “October 1999 Senior Notes”) for 1.8 million shares of our common stock. In January 2006, our wholly owned Canadian subsidiary entered into an Amended and Restated Loan Agreement (the “Amended Agreement”)

related to its existing secured non-revolving term loan facility with a Canadian financial institution. The Amended Agreement, among other things, extended the maturity date to April 2008. On February 1, 2006 the Company drew the remaining $14.8 million available under the loan facility. On March 13, 2006, $5 million of newly issued common stock was sold to a private investor. In the second quarter 2006 we issued 5% Exchangeable Senior Notes for $17.7 million in cash, net, and received $13.0 million net proceeds from the sale of our India operation. We may pursue opportunistic means to reduce debt, including further exchanges of new debt for existing debt and exchange of our common stock for debt and selected asset sales.

We will continue to have significant debt service obligations during the next year and on a long-term basis. There can be no assurance that we will be successful in reducing scheduled first quarter 2007 cash outflows or that there will be no changes in the assumptions or conditions affecting our results and financial position, including those referenced under “Special Note Regarding Forward-Looking Statements.” Any one or more of those events could adversely affect our financial condition or short-term or long-term liquidity.

As of September 30, 2006, we have $2.2 million in future minimum purchase obligations, $37.3 million in future operating lease payments and $646.9 million of indebtedness. Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Other Long Term Obligations	Senior Notes	Convertible and Exchangeable Senior Notes (2)(3)	Step Up Subordinated Debentures	Convertible Subordinated Debentures	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2006 (As of September 30, 2006)	$2,390	$3,110	$961	$4,562	$1,424	$—	$—	$867	$3,636	$16,950
2007	12,494	12,363	5,752	28,324	5,713	1,832	23,355	1,385	11,575	102,793
2008	3,311	12,247	29,490	28,324	5,713	2,107	—	—	8,120	89,312
2009	1,605	12,131	28	99,884	5,713	29,679	—	—	5,868	154,908
2010	2,240	12,015	28	19,200	137,879	—	—	—	3,671	175,033
Thereafter	—	94,250	118	302,200	—	—	—	—	4,431	400,999

Total Minimum Principal & Interest Payments	22,040	146,116	36,377	482,494	156,442	33,618	23,355	2,252	37,301	939,995
Less: Amount Representing Interest	(2,086)	(47,616)	(3,744)	(175,934)	(22,869)	(6,137)	(653)	—	—	(259,039)

Face Value of Long-Term Obligations	19,954	98,500	32,633	306,560	133,573	27,481	22,702	2,252	37,301	680,956
Less: Amount Representing Discount	—	—	—	—	(1,493)	(4,249)	—	—	—	(5,742)
Add: Exchangeable Notes Interest Treated as Long-Term Obligations (3)	—	—	—	—	11,280	—	—	—	—	11,280

Book Value of Long-Term Obligations	$19,954	$98,500	$32,633	$306,560	$143,360	$23,232	$22,702	$2,252	$37,301	$686,494

(1)	For preparation of this table, we have assumed the interest rate of the $100 million Senior Secured Term Loan Facility to be 11.9%.

(2)	For preparation of this table, we have assumed that the maturity date for the 5% Exchangeable Senior Notes is June 30, 2010 and will not be accelerated to June 30, 2009.

(3)	For preparation of this table, we have shown separately the cash interest payments of PTHI’s 5% Exchangeable Senior Notes due June 2009 (“5% Exchangeable Senior Notes”) as a portion of long-term obligations (see Note 4—“Long-Term Obligations”).

We have contractual obligations to utilize an external vendor for certain back-office support functions and to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $0.9 million and $1.4 million remaining in 2006 and 2007, respectively.

The indentures governing the senior notes, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures, convertible subordinated debentures, and the senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by our subsidiaries. The Company was in compliance with the above covenants at September 30, 2006.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the over- or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We anticipate that the adoption of this standard will not have a material impact on our results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require new fair value measurements and the Company does not expect the application of this standard to change our current practices. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact that adoption of SFAS No. 157 will have on our results of operations, financial position and cash flows.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We are currently evaluating the impact of adopting FIN No. 48 on its results of operations, financial position and cash flow.

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

Special Note Regarding Forward Looking Statements

Certain statements in this prospectus constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	expectations of future growth, creation of shareholder value, revenue, foreign revenue contributions and net income, as well as income from operations, margins, earnings per share, cash flow and cash sufficiency levels, working capital, network development, customer migration and related costs, spending on and success with new product initiatives, including the development of broadband Internet, VOIP, wireless and local services, traffic development, capital expenditures, selling, general and administrative expenses, income tax expense, fixed asset and goodwill impairment charges, service introductions and cash requirements;

•	increased competitive pressures, declining usage patterns, and our new product initiatives, bundled service offerings and DSL network build-out, the pace and cost of customer migration onto our networks, the effectiveness and profitability of new initiatives;

•	financing, refinancing, de-leveraging and/or debt repurchase, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecasts;

•	assumptions regarding currency exchange rates;

•	timing, extent and effectiveness of cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, product plans, performance and results; and

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings.

Factors and risks that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward looking statements include those set forth in “Risk Factors” as well as, without limitation:

•	Changes in business conditions causing changes in the business direction and strategy by management;

•	heightened competitive pricing and bundling pressures in the markets in which PRIMUS operates;

•	risks, delays and costs in restructuring and reestablishing our prepaid services business in pre-existing and new markets;

•	accelerated decrease in minutes of use on wireline phones;

•	fluctuations in the exchange rates of currencies, particularly of the USD relative to foreign currencies of the countries where PRIMUS conducts its foreign operations;

•	adverse interest rate developments affecting our variable interest rate debt;

•	difficulty in maintaining or increasing customer revenues and margins through our new product initiatives and bundled service offerings, and difficulties, costs and delays in constructing and operating proposed DSL networks in Australia and Canada, and migrating and provisioning broadband and local customers to such networks;

•	inadequate financial resources to promote and to market the new product initiatives;

•	fluctuations in prevailing trade credit terms or revenues due to the adverse impact of, among other things, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers;

•	the possible inability to raise additional capital when needed, on attractive terms, or at all;

•	the inability to reduce, repurchase, refinance, exchange, tender for or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;

•	the impact of the delisting of our common stock from the Nasdaq Capital Market which may impair our ability to raise capital;

•	further changes in the telecommunications or Internet industry, including rapid technological changes, regulatory and pricing changes in our principal markets and the nature and degree of competitive pressure that we may face;

•	adverse tax or regulatory rulings from applicable authorities;

•	enhanced broadband, DSL, Internet, wireless, VOIP and local and long distance voice telecommunications competition;

•	changes in financial, capital market and economic conditions, including the potential adverse impact arising out of or as a consequence of our external auditor’s opinion dated March 15, 2006 which included a matter of emphasis paragraph for a going concern;

•	changes in service offerings or business strategies, including the need to modify business models if performance is below expectations;

•	difficulty in retaining existing long distance wireline and dial-up ISP customers;

•	difficulty in migrating or retaining customers associated with acquisitions of customer bases, or integrating other assets;

•	difficulty in selling new services in the marketplace;

•	difficulty in providing broadband, DSL, local, VOIP or wireless services;

•	changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate;

•	restrictions on our ability to execute certain strategies or complete certain transactions as a result of our inexperience with new product initiatives, or limitations imposed by available cash resources, our capital structure or debt covenants;

•	risks associated with our limited DSL, Internet, VOIP, Web hosting and wireless experience and expertise, including cost effectively utilizing new marketing channels such as interactive marketing utilizing the Internet;

•	entry into developing markets;

•	aggregate margin contribution from the new initiatives are not sufficient in amount or timing to offset the margin decline in our legacy long distance voice and dial-up ISP businesses;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel;

•	risks associated with international operations;

•	dependence on effective information systems;

•	dependence on third parties for access to their networks to enable us to expand and manage our global network and operations and to offer broadband, DSL, local, VOIP and wireless services, including dependence upon the cooperation of incumbent carriers relating to the migration of customers;

•	dependence on the performance of our global standard asynchronous transfer mode and Internet-based protocol (ATM+IP) communications network;

•	adverse regulatory rulings or actions affecting our operations, including the imposition of taxes and fees, the imposition of obligations upon VOIP providers to provide enhanced 911 (E911) services and restricting access to broadband networks owned and operated by others;

•	the potential further elimination or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to future significant issuances of equity securities, changes in ownership or other circumstances, which carryforwards would otherwise be available to reduce future taxable income; and

•	the outbreak or escalation of hostilities or terrorist acts and adverse geopolitical developments.

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

Foreign currency can have a major impact on our financial results. Currently 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, the USD was weaker on average as compared to the CAD, EUR and GBP, and stronger on average as compared to the AUD. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (8)%, (5)%, (16)% and (53)% in local currency compared to the three months ended September 30, 2005, but increased (decreased) (8)%, 2%, (11)% and (51)% in USD, respectively. In the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, the USD was weaker on average as compared to the CAD and stronger on average as compared to the AUD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (9)%, 0%, (31)% and (32)% in local currency compared to the nine months ended September 30, 2005, but increased (decreased) (12)%, 8%, (33)% and (34)% in USD, respectively.

Interest rates – The majority of our long-term debt obligations are at fixed interest rates at September 30, 2006. In February 2005, we obtained a $100 million senior secured loan facility, which has a variable interest rate feature. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates as of September 30, 2006 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, exchangeable senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at September 30, 2006. In the case of the convertible senior notes and convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features and excludes an unamortized debt discount of $5.7 million and future cash interest payments of $11.3 million from our 5% Exchangeable Senior Notes that are treated as long term obligations (see Note 4 – “Long-Term Obligations”).

	Year of Maturity
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Fixed Rate	$2,294	$37,667	$31,713	$100,414	$135,707	$235,110	$542,905	$379,417
Average Interest Rate	8%	7%	8%	11%	2%	8%	8%
Variable Rate	$250	$1,000	$1,000	$1,000	$1,000	$94,250	$98,500	$98,500
Average Interest Rate	12%	12%	12%	12%	12%	12%	12%

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our independent registered public accounting firm has included in their report concerning our consolidated financial statements for 2005 an explanatory paragraph that our recurring losses from operations, the maturity of the 5 3/4% convertible subordinated debentures due 2007, negative working capital, and stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Any potential future adverse reaction to this opinion may adversely affect our ability to manage accounts payable and potentially cause some suppliers to deal with us on a cash-on-delivery or prepaid basis only or to terminate the supplier relationship. If this were to occur, this would adversely affect our operations by increasing our immediate need for additional capital.

If competitive pressures continue or intensify and/or the success of our new initiatives is not adequate in amount or timing to offset the decline in results from our core businesses, we may not be able to service our debt or other obligations.

As of September 30, 2006, we had $70.8 million of unrestricted cash and cash equivalents. The unrestricted cash balance as of September 30, 2006 is expected to remain relatively stable as of December 31, 2006. However, first quarter 2007 scheduled principal maturities of $22.7 million of the 2000 Convertible Subordinated Debentures due February 15, 2007 and $8 million for a vendor financing will result in a significant decrease in unrestricted cash levels during the first quarter 2007. Management’s highest priority is to explore potential means to reduce the cash outflow in the first quarter 2007. Such means may include realizing timely sufficient benefit from any of the following actions: improved operating performance, cost reduction efforts, reduction of capital expenditures, potential debt financing alternatives, potential future sales of equity, certain opportunistic asset sales, and interest expense savings from balance sheet deleveraging. If we are unable to materially reduce first quarter 2007 scheduled cash outflows, we could face a significant decline in our short- and long-term liquidity sources and our financial position could be adversely affected.

There are substantial risks and uncertainties in our future operating results, particularly as aggressive pricing and bundling strategies by certain incumbent carriers and ILECs have intensified competitive pressures in the markets where we operate, and/or if we have insufficient financial resources to market our services. The aggregate anticipated margin contribution from our new initiatives may not be adequate in amount or timing to offset the declines in margin from our core long distance voice and dial-up ISP business. In addition, regulatory decisions could have a material adverse impact on our operations and outlook. See also information under “Item 2—MD&A—Liquidity and Capital Resources–Short- and Long-Term Liquidity Considerations and Risks” and in these Risk Factors. If adverse events referenced or described herein or therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

Our high level of debt and liquidity needs may adversely affect our financial and operating flexibility.

We currently have substantial indebtedness and anticipate that we and our subsidiaries may incur additional indebtedness in the future. Additionally, in the first quarter of 2007 we have debt principal maturities of $22.7 million of the 2000 Convertible Subordinated Debentures and $8 million for a vendor financing which will result in a significant decrease in unrestricted cash levels. The level and/or terms of our indebtedness (1) could make it difficult for us to make required payments of principal and interest on our outstanding debt; (2) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (3) requires that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; (4) could limit our flexibility in planning for, or reacting to, changes in our business; (5) results in our being more highly leveraged than many of our competitors, which places us at a competitive disadvantage; (6) will make us more vulnerable in the event of a downturn in our business; and (7) could limit our ability to sell assets partially or fund our operations due to covenant restrictions.

Our common stock was delisted from the Nasdaq Capital Market, which could make it more difficult to sell our common stock.

Effective at the open of trading on July 28, 2006, our common stock was delisted from the Nasdaq Capital Market. Since this time, our common stock has traded in the over-the-counter market, both through listings on the OTC Bulletin Board and in the National Quotation Bureau “Pink Sheets”, but our common stock is not currently listed or quoted on any recognized national or regional securities exchange or market. As a result, an investor may find it difficult to sell or obtain quotations as to the price of our common stock. Delisting could adversely affect investors’ perception, which could lead to further declines in the market price of our common stock. Delisting will also make it more difficult, time consuming and expensive for us to raise capital through sales of our common stock or securities convertible into our common stock.

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

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network (PSTN) to provide E911 service in a manner similar to traditional wireline carriers by

November 2005. LINGO, a subsidiary of ours which sells VOIP services, was unable to meet this deadline for all of its customers. We have sought a waiver from the FCC initially asking for an additional nine months to complete deploying our E911 service. The FCC has not yet addressed our waiver petition and we will update the waiver with them requesting additional time. As of September 30, 2006, approximately 45% of our LINGO customers were without E911 service. We also are participating in a legal challenge to these rules pending before the U.S. Court of Appeals for the District of Columbia Circuit.

LINGO’s current services are more limited than the E911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need as required by the FCC. We have notified our customers of the differences between our Emergency Calling Service and E911 services and those available through traditional telephony providers and have received affirmative acknowledgement from substantially all of our customers. Nevertheless, injured customers may attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of our failure to comply with the FCC mandated E911 service. Our resulting liability could be significant.

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

Our repositioning in the marketplace may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage this change effectively, we must continue to implement and improve our operational and financial systems and controls, invest in critical network infrastructure to maintain or improve our service quality levels, purchase and utilize other transmission facilities, and train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, on our support, sales and marketing and administrative resources and on our network infrastructure. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting.

We have experienced significant historical, and may experience significant future, operating losses and net losses which may hinder our ability to meet our debt service or working capital requirements.

As of September 30, 2006, we had an accumulated deficit of $(1,085.6) million. We incurred net losses of $(63.6) million in 1998, $(112.7) million in 1999, $(174.7) million in 2000, $(306.2) million in 2001, $(34.6) million in 2002, $(10.6) million in 2004, $(154.4) million in 2005, and $(235.5) million in the nine months ended September 30, 2006. During the year ended December 31, 2003, we recognized net income of $54.8 million, of which $39.4 million is the positive impact of foreign currency transaction gains. We cannot assure you that we will recognize net income, or reverse recent net revenue declines in future periods. If we cannot generate net income or operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We have significant international operations and, as of September 30, 2006, derived 80% of our revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

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

Significant future sales of our common stock in the public market, including in particular the shares offered under the Common Stock Resale Registration Statement (defined below) and the Note Registration Statement (defined below) and shares issuable upon conversion of the step up convertible subordinated debentures due 2009, and the 5% Exchangeable Senior Notes due 2009, could lower our stock price and impair our ability to raise funds in new stock offerings. Of 22.6 million shares of our common stock originally issued upon conversion of our Series C Preferred stock (the “Series C Registered Securities”) in November 2003, which were registered for resale under an effective registration statement (the “Common Stock Resale Registration Statement”) under the Securities Act, 16.5 million shares were, as of February 23, 2006, held by a group of affiliated holders. These shares, in general, may be freely resold under the Securities Act pursuant to the Common Stock Resale Registration Statement. The holders of the 3 3/4% convertible senior notes due 2010 (the “2010 Notes”) have a registration statement that has been declared effective under the Securities Act (the “Note Registration Statement”) covering these notes and the 8.3 million shares of common stock issuable upon conversion of the remaining outstanding balance of these notes, the 23.2 million shares of common stock issuable upon conversion of the outstanding step up convertible debentures due 2009 (the “5% 2009 Debentures”), and the 46.9 million shares of common stock issuable upon conversion of the outstanding exchangeable senior notes due 2009 will be unrestricted and freely transferable under the Securities Act. Sales of a substantial amount of this common stock in the public market, or the perception that these sales may occur, could create selling pressure on our common stock and adversely affect the market price of our common stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: November 9, 2006	By:	/s/ THOMAS R. KLOSTER

Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	First amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557.

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus.*

3.4	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

31.1	Certification of Chief Executive Officer of Primus Telecommunications Group, Incorporated pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer of Primus Telecommunications Group, Incorporated pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.*

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.**

*	Filed herewith.

**	These certifications are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates them by reference.