Form 10-K
period 2006-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2007-03-30
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Non-affiliates of Primus Telecommunications Group, Incorporated held 93,328,289 shares of Common Stock as of June 30, 2006. The fair market value of the stock held by non-affiliates is $52,263,842 based on the sale price of the shares on June 30, 2006.

As of February 28, 2007, 113,848,540 shares of Common Stock, par value $.01, were outstanding.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

We are an integrated telecommunications services provider offering a portfolio of international and domestic voice, wireless, Internet, voice-over-Internet protocol (VOIP), data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom (UK) and western Europe. Our focus is to service the demand for high quality, competitively priced communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of broadband, Internet, VOIP, wireless and data traffic.

We target customers with significant telecommunications needs, including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers. We provide services over our global network, which consists of:

•

15 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct the voice traffic across the network) in the United States, Canada, Australia, Europe and Japan;

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

Over the past two years we have selectively targeted opportunities to participate in growth areas for telecommunications—local, wireless, broadband, and VOIP, which we call our new products or new product initiatives. Our approach in these areas has common elements: focus on bundling services to end-user customers; leverage our existing global voice, data and Internet network; and utilize established distribution channels and back-office systems.

Operating Highlights and Accomplishments in 2006 and Subsequent Events:

•

We invested throughout 2006 in improving the competitive position of PRIMUS as an integrated provider of voice, broadband, VOIP, wireless and data services. Our net revenue from the new products increased by $45.2 million to $134.3 million in 2006 from $89.1 million in 2005. The investments included the build-out of digital subscriber line (DSL) networks in Australia and Canada.

•

Net revenue decreased by 14% to $1.0 billion for the year ended December 31, 2006 from $1.2 billion for the year ended December 31, 2005 primarily due to decreases of $96.5 million in Europe prepaid services, as well as declines in retail voice and dial-up Internet services.

•

Net cash provided by (used in) operating activities improved by $63.6 million to $12.9 million for the year ended December 31, 2006 from net cash used in operating activities of $(50.7) million for the year ended December 31, 2005.

•

We reduced debt by retiring $2.5 million principal amount of our 12 3/4% senior notes due 2009 (“October 1999 Senior Notes”) for 1,825,000 shares of our common stock. We extended debt maturities by exchanging $27.4 million principal amount of our 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) for $27.5 million principal amount of our step up convertible subordinated debentures due 2009 (“Step Up Convertible Subordinated Debentures”). We also exchanged $54.8 million principal amount of the Company’s 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) and $20.5 million in cash for $56.3 million principal amount of the 5% exchangeable senior notes due June 2009 (“5% Exchangeable Senior Notes”).

•

In January 2006, our wholly owned Canadian subsidiary entered into an Amended and Restated Loan Agreement (the “Amended Agreement”) related to its existing secured non-revolving term loan facility with a Canadian financial institution. The Amended Agreement, among other things, extended the maturity date to April 2008. On February 1, 2006 the Company drew the remaining $15.3 million available under the loan facility. In March 2007, the Company’s wholly owned Canadian subsidiary entered into an agreement with Guggenheim Corporate Funding, LLC, to refinance the existing credit facility. The existing Canadian credit facility was scheduled to mature in April 2008 and has been refinanced to mature in March 2012.

•

As a result of cost containment efforts, efficiency improvements and reductions in prepaid services commissions, our 2006 results included a $91.5 million decrease in selling, general and administrative expenses to $287.6 million from $379.1 million in 2005.

•

In 2006, we adjusted the carrying value of our long-lived assets, including property and equipment and intangible assets, to their estimated fair value of $108.7 million and $34.9 million, respectively. This adjustment resulted in an aggregate asset impairment write-down of $209.2 million, consisting of the following specific asset write-downs: $151.8 million in property and equipment, $52.1 million in goodwill and $5.3 million in customer lists and other intangible assets.

•

Our loss from operations was a loss of ($212.9) million for the year ended December 31, 2006, a $130.7 million greater loss than that of ($82.2) million for the year ended December 31, 2005. The increased loss is due to our $209.2 million asset impairment in the second quarter 2006.

•

In May 2006, we completed a Share Purchase Agreement (“SPA”) with Videsh Sanchar Nigam Limited (“VSNL”), a leading international telecommunications company and member of the TATA Group, whereby VSNL purchased 100% of the stock of Direct Internet Limited (“DIL”), whose wholly-owned subsidiary, Primus Telecommunications Limited (“PTIL”), is primarily engaged in providing fixed broadband wireless Internet services to enterprise and retail customers in India. The total purchase consideration was $17.5 million. We received $13.0 million in net cash proceeds from the transaction at closing on June 23, 2006, after closing adjustments. The net assets of DIL were $8.9 million at June 23, 2006.

•

In February 2007, we issued in a private transaction $33.0 million principal amount of 14 1/4% Second Lien Notes, due 2011 (the “14 1/4% Second Lien Notes”), in exchange of $40.7 million principal amount of our outstanding October 1999 Senior Notes. We also issued for cash in a private transaction an additional $24.2 million principal amount of 14 1/4% Second Lien Notes. Net cash proceeds from the February 14 1/4% Second Lien Notes issuance was approximately $18 million. In March 2007, we issued an additional $51.0 million principal amount of 14 1/4% Second Lien Notes and received net cash proceeds of approximately $50 million.

•	In February 2007, we renegotiated the payment terms of our promissory note payable to Optus Networks Pty. Limited extending the payment schedule through December 2008 with 24 equal monthly payments.

•	In February 2007, we sold our Australian domain name registry business, Planet Domain, to Net Registry. The sale price was approximately $6.5 million ($8.3 million AUD).

Operating Highlights and Accomplishments from our Inception through 2005:

•	We were incorporated in February 1994 and began generating revenue during March 1995.

•	In March 1996, we completed our first acquisition with the purchase of Axicorp Pty. Ltd., a switchless reseller in Australia.

•	In November 1996, we made our initial public offering to fund growth of our operating subsidiaries.

•	In 1996, we entered the United Kingdom market as a start-up operation.

•

In 1997, we raised $225 million in gross proceeds from senior notes and warrants for continued expansion, including network equipment purchases, funding for general corporate purposes, and potential acquisitions. We entered the Canadian market, the Japanese market, the German market and expanded our service offerings in Australia through acquisitions.

•	In June 1998, we acquired the operations of TresCom which expanded the scope and coverage of our communications network.

•

During 1998 and 1999, to continue our expansion, we raised an additional $645.5 million in gross proceeds from three senior note issuances and conducted a secondary equity offering of 8 million common shares which raised $169.2 million.

In 1999, among other things, we:

•	expanded our Canadian operations through acquisitions;

•	purchased Telegroup’s global retail customer businesses, which included retail customers primarily in North America and Europe; and

•	organized our Internet and data services business and expanded these businesses through acquisitions.

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

From 2001 until 2004, we focused on a three-pronged strategy that was initiated at the end of 2000, which involved improving operating results, reducing debt, and raising additional financing.

Initiatives and results from our efforts to improve operating results:

•	We focused on higher margin retail customers and services.

•	We de-emphasized or exited certain low margin businesses, and emphasized operations in core markets including the United States, Australia, Canada and western Europe.

•	In September 2002, we acquired the United States-based SME voice customer base of Cable & Wireless.

•

In 2003, we acquired three Canadian ISPs, one Canadian local wireless service provider and a Canadian prepaid calling card company for an aggregate purchase price of approximately $14.8 million in cash, including earn-out payments.

•

In January 2004, we launched a retail VOIP product in Canada. In June 2004, we launched in the United States our LINGO retail VOIP product. We also launched new wireless service on a resale basis in Canada and the United States.

•

Also in 2004, we acquired: Australian-based AOL/7 Pty Ltd (AOL/7) which provided us with the customer base, content, content development and online advertising business of AOL/7 and a license for the AOL brand in Australia for a fixed period, a Canadian provider of Internet services and solutions for businesses and a Canadian telecommunications provider.

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

•	We reduced interest expense to $60.7 million in 2003 from $132.1 million in 2000 from the principal reduction of senior notes, convertible debentures, and vendor and equipment financing.

•

In 2004, we continued our debt reduction efforts and improved liquidity by retiring $198.5 million in principal amount of our senior notes and convertible subordinated debentures, which were funded in part through the proceeds from the issuance of $240 million principal amount of 8% senior notes due 2014 (“2004 Senior Notes”). In particular, the following debt securities were retired during the year ended December 31, 2004: $109.9 million principal amount of the 11 1/4% senior notes due 2009 (“January 1999 Senior Notes”), $46.6 million of the 9 7/8% senior notes due 2008 (“1998 Senior Notes”), $33.0 million of the October 1999 Senior Notes, $5.0 million of the 2004 Senior Notes and $4.0 million of the 2000 Convertible Subordinated Debentures.

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

In 2005, we initiated a four-pronged strategy that involved driving new product revenue growth, enhancing margin, cutting and managing costs and strengthening the balance sheet.

Initiatives and results from our efforts to drive new product revenue growth, enhance margin and cut costs:

•

We focused on strategic initiatives in the broadband, local, wireless and VOIP business and concentrated resources on the most promising initiatives. Our approach was focused on bundling services to end-user customers; leveraging our existing global voice, data and Internet network and utilizing established distribution channels and back-office systems.

•	We increased scale on the strategic initiatives, invested in broadband infrastructure in high density locations and began migrating customers onto our network.

•

We invested throughout 2005 in improving our competitive position by transforming PRIMUS into a fully integrated provider of voice, broadband, VOIP, wireless and data services. Our strategic initiatives net revenue increased by $75.8 million to $89.1 million in 2005 from $13.3 million in 2004. This investment included the build-out of digital subscriber line (DSL) networks in Australia and Canada.

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

•

Net cash provided by (used in) operating activities decreased by $124.9 million to ($51.5) million for the year ended December 31, 2005 from $73.4 million for the year ended December 31, 2004. A major factor of this decrease was the investments made in developing the new products and bringing them to market.

Initiatives and results from our efforts to strengthen the balance sheet:

•

We reduced certain debt in 2005 including retiring $25.6 million in principal amount of our senior notes and convertible subordinated debentures as well as payments of scheduled principal amortization. In particular, the following debt securities were retired through debt for equity exchanges during the year ended December 31, 2005: $17.0 million of the 2000 Convertible Subordinated Debentures and $8.6 million of the October 1999 Senior Notes.

•

Our direct wholly-owned subsidiary, Primus Telecommunications Holding, Inc. (PTHI), secured a six-year, $100 million senior secured term loan facility (the “Facility”). Terms of the Facility include pricing at the London Inter-Bank Offered Rate (LIBOR) + 6.50% and no financial maintenance covenants. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries and pledges of stock.

Strategy

Having essentially completed our global network infrastructure deployment, our primary objectives are to continue to build scale in our core markets by adding customers, traffic and new services; and continue to improve our profitability, cash flow and balance sheet. Key elements of our strategy to achieve these objectives are the following:

•

Provide Integrated Voice, VOIP, Broadband and Wireless Services: In 2004, we began the process to transform the company from its core businesses of long distance voice and dial-up ISP services into an integrated provider of local and long distance voice, VOIP, broadband and wireless services. We have introduced new products in local, wireless, broadband and VOIP services that generate high margins. These efforts have enhanced our bundled service capabilities, and as a result, we believe that these efforts have reduced the competitive vulnerability of our core retail voice long distance and dial-up ISP businesses. The new products will also provide us with long-term growth potential in local, wireless and broadband markets where we have previously not been a significant provider.

•

Bundling of Traditional Voice Services with New Product Initiatives: By bundling our traditional long distance voice services with local, broadband and wireless services, we seek to increase net revenue per customer and improve our competitive ability to attract and retain business and residential customers. To this end, we have added new services to offer to both existing and new customers.

•

Focus on Profitable Markets and Higher Margin Retail Customers and Services: We are focused on specific, large, developed markets. Our target customer base consists of SMEs, multinational corporations and residential customers, particularly ethnic customers, who have international telecommunications needs, in addition to needs for domestic voice, Internet, wireless and data services.

•

Maximize Cash Flow: Our primary objective in 2006 was to manage the business to maximize cash flow. To this end, we consciously shed low margin revenue. For 2007, we will concentrate our resources on initiatives that offer the most attractive returns and growth potential, such as our local, DSL and VOIP initiatives. While we believe other initiatives—such as LINGO in the United States—have significant potential, we currently do not have the resources to support fully all such deserving projects. That is why another principal focus for management during 2007 is to develop and execute strategies to generate additional cash to fund promising projects through a combination of external funding for LINGO, potential balance sheet deleveraging, opportunistic equity capital infusion, continued cost cutting and selected asset sales. We plan to significantly improve our non-sales and marketing cost structure through increased outsourcing and/or off-shoring at lower cost locations globally; improve coordination among our business units to deliver synergy savings; and maintain an aggressive cost management program. Re-deploying the resultant savings back into sales and marketing activities with attractive payback parameters should, in turn, improve profitability.

•

Leverage Our Global Network Infrastructure: We have invested in developing our global, voice and data network and our product capabilities. By increasing the volume of voice and data traffic that we carry over our network, we are able to reduce transmission costs and other operating costs as a percentage of net revenue, improve service quality and enhance our ability to introduce new products and services. In addition, by leveraging multiple customer segments in different geographical regions, including retail and carrier customers, we achieve greater utilization of our network assets, because our network experiences multiple periods of peak usage throughout each day. We believe the current network meets the near-term needs of our current and prospective voice customers. In 2007, we will focus on improving sales productivity and margin enhancements by leveraging our network assets and increasing the revenue mix in favor of higher margin growth services.

Description of Operating Markets

Our operations in each of our four primary markets are described below. Management organizes the enterprise into four geographic areas—United States, Canada, Europe and Asia-Pacific. The United States and Canadian operating markets are the significant portions of our North America market, and the Australian market is the substantial portion of the Asia-Pacific market. See the footnote within Item 8—“Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Operating Segment and Related Information,” for further information regarding our segments.

Australia. Our Australian operations represented 30% of our 2006 net revenue. The Company offers a comprehensive range of voice, data, Internet and Web hosting products, servicing both residential and business sectors. The Primus network offers nationwide coverage through its own backbone network facilities in 66 cities across Australia. The network enables the Company to provide nationwide long distance services and local call Internet access. Primus operates its own fiber network in the five major capital cities, delivering a range of business direct-connect services including Integrated Services Digital Network (ISDN), frame relay, ATM, telephone line and broadband DSL, as well as telephone line and broadband DSL services direct to residential customers. We have finished the initial build-out of the DSL network with 181 sites completed.

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

Canada. Canada is another of our primary markets, representing 27% of our 2006 net revenue. We are one of the largest alternative consumer carriers in Canada based on net revenue. We provide international and domestic long distance, local, Internet, data, VOIP and wireless services to SMEs, residential customers, enterprises, government agencies and other telecommunication carriers and have sales and customer service offices in key cities throughout Canada, including Vancouver, Toronto, Ottawa and Montreal. We operate international gateway switches in Toronto and Vancouver and a nationwide SS7 network with signal transfer points (STPs) in Vancouver and Toronto. We maintain POPs in all major cities in Canada, and operate a nationwide integrated network backbone for our voice, data, Internet and private line services. Each of the 24 nodes on the backbone is equipped with Sonet add/drop, ATM, frame and IP equipment to provide a complete spectrum of voice and data communications products to our customers. We operate two Nortel DMS 500 switches in Toronto and Vancouver and four next generation IP voice switches which provide on-net equal access coverage to an estimated 90% of the population of Canada. With a local competitive local exchange carrier (CLEC) we have central office collocations at over 65 incumbent local exchange carriers’ (ILECs) central offices to provide DSL services, T1 access, network interconnection and local dial-tone via our CLEC partner. We operate a voice dial access network which consists of some 60 POPs across the country. We also operate a 12,000 square foot Internet data center in Ottawa, a 5,000 square foot Internet data center in Toronto and a 3,000 square foot data center in Vancouver through which we offer shared and dedicated hosting and co-location services.

We have an extensive Internet network and provide dial-up and ISDN Internet coverage to over 700 communities across Canada through a network of 51 POPs.

We market our services through a combination of direct sales to corporate and SME customers, media advertising aimed at residential customers and affinity channels.

United States. The United States is one of our four primary markets, representing 19% of our 2006 net revenue. We provide international and domestic voice, data, Internet, enterprise IP and VOIP services to SMEs, residential customers, multinational corporations and other telecommunication carriers. We operate international gateway telephone switches in the New York City area and Los Angeles, which are connected with Canada and countries in Europe, Latin America and the Asia-Pacific region through owned and leased international fiber cable systems. In 2005, we deployed a newer switch technology, our intelligent softswitch architecture, to our gateways, in New York, Los Angeles, Miami and Puerto Rico. We lease and own domestic fiber in the United States to interconnect our switches, data centers, and POPs. POPs are our interconnection points with other networks. We use a direct sales organization to sell to business customers and have inbound telemarketing centers in Florida and Iowa. To reach residential customers, we advertise in national and regional ethnic newspapers, other publications, and on television to offer competitive rates for international and domestic telephone calls, data, Internet and VOIP services. We also sell retail VOIP services through Web-based on-line interactive marketing. We also utilize independent agents to reach and enhance sales to both business and residential customers and have a direct sales force for marketing international services to other telecommunication service providers, including long distance companies, ISPs and VOIP service providers. We maintain customer service centers in Florida, Virginia and Iowa and also outsource selected customer service functions. We operate a 24-hour global network management control center in Virginia which monitors our global voice, Internet and data. We offer Internet access services to business and residential customers. We also provide managed and shared Web hosting services through our data center located in Lynn, Massachusetts. Additionally, we provide local and international long distance voice services, VOIP, and Internet services in Puerto Rico.

Europe. We operate as a licensed carrier in the United Kingdom, Germany, France, Spain, Italy, Belgium, Denmark and the Netherlands. The European market represents 22% of our 2006 net revenue. Our network consists of core backbone voice/data nodes in London, Frankfurt and Paris with nodes in Milan, Madrid and Amsterdam. Our European network interconnects with our global network. In London, Frankfurt and Paris we have a data center for Web hosting and other services.

Our European operation is headquartered in London. We provide voice and data services to residential customers, small businesses, public sectors and other telecommunications carriers. We maintain a European multilingual customer service call center in Glasgow, Scotland. We market our services across Europe using a combination of direct sales, agents and direct-media advertising. We operate Ericsson AXE-10 switches and provide services to retail business and residential and carrier customers in Paris, Frankfurt, Madrid, Milan and London.

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

•

Internet and Data Services. We offer ATM, frame relay, private line, and broadband and dial-up Internet/IP services which are available to customers in the United States, Australia, Canada and the United Kingdom. In Australia, we offer data transfer services over ATM and frame relay networks in addition to Internet access services through DSL, dial-up, and accelerated dial-up. We also offer Web hosting, managed hosting, dedicated hosting, virtual private networking (VPN) and co-location services in our primary operating markets.

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

•	Wireless. We offer wireless services on a resale basis in Australia, Canada and the United Kingdom.

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

Switching Systems. Our network consists of 15 carrier-grade domestic and international gateway switch systems and media gateways throughout Europe, North America, Australia, and Japan.

The locations and types of our switching systems are as follows:

Location	Type of Switch
New York City area	International Gateway
Toronto	International Gateway
Vancouver	International Gateway
London	International Gateway
Paris	International Gateway
Frankfurt	International Gateway
Sydney	International Gateway
Milan	International Gateway
Madrid	International Gateway
New York City area	Domestic
Adelaide	Domestic
Brisbane	Domestic
Melbourne	Domestic
Perth	Domestic
Puerto Rico	Domestic

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

In December 2000, we entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, we had fulfilled the total purchase obligation. We signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, we renegotiated the payment terms extending the payment schedule through April 2007, and lowering the interest rate to 10.2%. At December 31, 2006 and 2005, the Company had a liability recorded in the amount of $7.9 million (10.1 million AUD) and $9.0 million (12.4 million AUD), respectively. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006. The debt would have matured in March 2007, and we were obligated to pay the debt in three equal monthly principal payments in the first quarter 2007. In February 2007, we further negotiated the payment terms and extended the payment schedule through December 2008. We are now obligated to pay an aggregate $7.9 million (10.1 million AUD), in 24 equal monthly payments beginning January 2007. The interest rate remains 10.2%, and the interest payments continue monthly.

Beginning September 30, 2001, we accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited (SCCL). We and SCCL entered into an arrangement financing the capacity purchase. In the three months ended December 31, 2001, we renegotiated the payment terms with SCCL. Under the new terms, the payments for each capacity segment will be made over a five-year term ending in April 2008, which added two years to the original three-year term. We further agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. We had fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. During the fourth quarter 2006, the Company signed a new agreement with SCCL which requires the Company to purchase an additional $1.7 million of capacity and extends and straight-lines the payment schedule to March 2014. At December 31, 2006 and 2005, the Company had a liability recorded under this agreement in the amount of $5.6 million and $10.7 million, respectively.

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

Network for Data and Internet Services. We have built an Internet backbone network that enables our global network to carry Internet and data traffic for our business, residential, carrier and ISP customers. This network uses packet switched technology, including IP and ATM. This network allows us to offer to existing and new customers data and voice communications services, including, in selected geographic areas, dial-up, broadband and dedicated Internet access, Web hosting, e-commerce, managed VPN services, VOIP, ATM and frame relay data services.

Data Centers. Primus Australia and Primus Canada offer world-class data center facilities with advanced 24 x 7 customer access, onsite engineering support and help desk services; dedicated HVAC and environmental control systems; multi-stage fire suppression systems; uninterruptible power supply and backup generator; redundant data connections and services; routing and switching; shared and secure rack space; physical access technologies and practices; CCTV and video security systems; and 24 x 7 building system and network monitoring. Our Australian data center occupies approximately 15,000 square feet in Melbourne. Canada offers national data center coverage with locations in Toronto, Vancouver and Ottawa, with a total combined square footage of 20,000 square feet.

Customers

Our residential sales and marketing strategy has traditionally targeted residential customers who generate high international and domestic long distance traffic volumes, particularly ethnic customers. We believe that such customers are attracted to us because of competitive pricing as compared to traditional carriers, and in-language customer service and support. We are now offering VOIP, broadband and dial-up Internet access, local access and wireless products to our residential customers in select markets. We are expanding our Internet and data offerings to additional markets and bundling them with traditional voice services.

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

Business, residential and carrier revenues for the year ended December 31, 2006 were distributed 26%, 53%, and 21%, respectively, for the year ended December 31, 2005 were distributed 25%, 55%, and 20%, respectively, and for the year ended December 31, 2004 were distributed 24%, 57%, and 19%, respectively. No single customer accounted for greater than 10% of net revenue for the years ended December 31, 2006, 2005 and 2004.

Sales and Marketing

We market our services through a variety of sales channels, as summarized below:

•

Direct Sales Force. As of December 31, 2006, our direct sales force included 145 full-time employees who focus on business customers with substantial international traffic, including multinational businesses and international governmental organizations. Direct sales personnel are generally compensated with a base salary plus commissions. We currently have sales offices in Boston (vicinity), McLean, Puerto Rico, Montreal, Toronto, Vancouver, Ottawa, Windsor, London, Glasgow, Frankfurt, Madrid, Barcelona, Paris, Brisbane, Melbourne, Perth, Sydney and Tokyo. In addition, approximately 65 full-time sales representatives focus on residential consumers, and 19 direct sales representatives exclusively sell services to other long distance carriers and resellers.

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

•

Third Party Distribution Agreements and Affinity Channels. Through use of the Primus brand, we have been able to establish relationships to market our services through external retailers, manufacturers, affinity and preferred partnerships and programs. These relationships allow us to increase awareness of our services among customers and reduce the cost of customer acquisition.

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

Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, Regional Bell Operating Companies (RBOCs) have entered the long distance market; long distance carriers have entered the local telephone services market (although recent judicial and regulatory developments have diminished this opportunity); and cable television companies and utilities are allowed to enter both the local and long distance telecommunications markets. A consolidation of these large companies is also occurring, which could change the dynamics of pricing and marketing. In addition, competition has begun to increase in the European Union (EU) communications markets in connection with the deregulation of the telecommunications industry. In most EU countries full liberalization took place in January 1998. In addition, alternatives to wireline services, such as wireless and VOIP services, are significant competitive threats. This increase in competition adversely affects net revenue per minute and usage of traditional wireline services, and these trends are expected to continue.

The following is a brief summary of the competitive environment in our principal service regions:

United States. In the United States, which is among the most competitive and deregulated long distance markets in the world, competition is based on pricing, customer service, network quality and the ability to provide value-added services and the bundling of services. AT&T and Verizon (which now includes the former MCI) are the largest suppliers of long distance services. Wireless carriers have gained significant ground particularly in the domestic long distance markets, and VOIP cable-based service providers present an emerging threat.

Australia. Australia is one of the most deregulated and competitive communications markets in the Asia-Pacific region. Our principal competitors in Australia are Telstra, the dominant carrier, SingTel Optus and Telecom New Zealand. Recent pricing actions by Telstra present serious competitive challenges (see “Government Regulation—Australia”).

Canada. The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. In residential markets, we compete with each of the incumbent telecommunication companies (of which the largest are those owned by BCE in eastern Canada, and Telus and MTS in western Canada) in their respective territories and the large cable companies who have launched their telecom service portfolio. We also compete against smaller resellers. In the highly competitive business market, we compete with BCE and Telus, who are both expanding beyond their traditional territories and competing with each other across the country, and with the national division of MTS (formerly Allstream), Rogers Telecom and other smaller carriers. Major wireless carriers are also a significant source of competition.

United Kingdom. Our principal competitors in the United Kingdom are British Telecommunications (BT), the dominant provider of telecommunications services in the United Kingdom, NTL/Telewest, Carphone Warehouse, Cable & Wireless UK, Colt Telecom and MCI/Verizon. Major wireless carriers are also a significant source of competition.

Internet and Data

The market for Internet services and data services is extremely competitive. We anticipate that competition will continue to intensify. Our current and prospective competitors offering these services include national, international, regional and local ISPs such as AOL and EarthLink, Web hosting companies, other long distance and international long distance telecommunications companies, local exchange carriers (LECs) such as Verizon and SBC, cable television, direct broadcast satellite, wireless communications providers and on-line service providers. Many of these competitors have significantly greater resources, product portfolios, market presence and brand recognition than we do.

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

In March 2004, the FCC released a comprehensive Notice of Proposed Rulemaking (NPRM) regarding IP-enabled services, including VOIP service. The NPRM addresses the regulatory classification of, and jurisdiction over, VOIP and how to preserve key public policy. While the FCC has yet to resolve comprehensively the regulatory classification of IP-enabled services, and this proceeding remains open, the FCC has issued several decisions that affect the regulatory treatment of VOIP services like ours. If the FCC were to determine that our VOIP service is properly classified as a “telecommunications service,” this could have a material adverse effect on the Company’s business and operating results.

In November 2004, the FCC ruled that services provided by a particular VOIP provider are interstate in nature, and not subject to entry regulations of the various state Public Service Commissions. While the decision was specific to the VOIP offering of a particular company, our VOIP service shares many of the same characteristics. The ruling has been appealed and we cannot predict the outcome of the litigation. If the FCC ruling is overturned or remanded and the FCC or a court was to determine that VOIP services like ours are subject to state regulation, such a finding could have a material adverse effect on the Company’s business and operating results.

In August 2005, the FCC determined that VOIP services like ours must ensure that their equipment can accommodate law enforcement wiretaps under the Communications Assistance for Law Enforcement Act (CALEA). We believe that our VOIP products are capable of complying with these requirements. We cannot predict whether Law Enforcement or the FCC will find our service in compliance with CALEA, nor can we predict whether we may be subject to fines or penalties if we are found to be not in compliance with CALEA.

In June 2005, the FCC adopted new rules requiring VOIP providers like us to provide emergency 911 service in a manner similar to traditional telecommunications carriers by November 2005. We contracted with a third-party provider that is a market leader in emergency 911 service solutions to provide these services. Our ability to expand our VOIP services in the future may depend upon the ability of our third-party provider to provide enhanced 911 (E911) access or the outcome of these legal proceedings. Similar to many companies that offer VOIP services like ours, we cannot offer VOIP E911 services that route emergency calls in a manner consistent with the FCC rules for all of our customers. The Company is addressing this issue with its VOIP E911 solution providers. The FCC may determine that the Company’s VOIP E911 solution for some of its customers does not satisfy the requirements of the VOIP E911 order because, in some instances, we will not be able to connect our subscribers directly to an emergency call center. In this case, the FCC could require the Company to disconnect a significant number of subscribers. The effect of such disconnections or any enforcement action initiated by the FCC or other state agency against the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

In July 2006, the FCC adopted rules requiring that certain VOIP services contribute to the Universal Service Fund (USF). Certain of our VOIP services are now subject to USF obligations. This decision is being challenged in the U.S. Circuit Court of Appeals for the District of Columbia. The FCC continues to examine the appropriate regulatory treatment of VOIP. Changes to, and further clarifications of, the treatment of VOIP services could result in the imposition of burdensome regulation and fees on some of our services and/or increase certain of our operating costs.

State Regulation. Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Primus Telecommunications, Inc. (PTI), our principal operating subsidiary in the United States, maintains the necessary certificate and tariff approvals, where approvals are necessary, to provide intrastate long distance service in 49 states and Puerto Rico. PTI also maintains the necessary certificate to provide local services in Puerto Rico. Certain of our other subsidiaries, such as Least Cost Routing, Inc., also maintain certificates and tariffs in some states. Some states also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. States often require prior approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt or for name changes. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject us to increased price competition. We may also be required to contribute to universal service funds in some states.

State Taxes and Fees Applicable to VOIP Services. In general, the Company does not collect or remit state or municipal taxes (such as sales and use, excise, utility user, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to the Company’s customers for its services. The Company does not believe that it has sufficient nexus outside of certain jurisdictions to be subject to state or municipal taxes, surcharges or other fees. Should this change or found to be otherwise, the Company may be subject to retroactive liability for VOIP-specific taxes, fees and surcharges in a number of states. Retroactive liability for such taxes, fees or surcharges may adversely impact the financial position of the Company. If the Company must collect such state taxes, fees and surcharges, we will likely pass such charges through to our customers. The impact of this price increase on our customers or the Company’s inability to recoup its costs or liabilities could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Other fees and charges may be applicable to the Company’s offering. Specifically, New Mexico is attempting to require providers of VOIP services, like ours, to contribute to the state Universal Service Fund. The Nebraska Public Service Commission has an open proceeding considering whether companies like ours are subject to state USF. The Kansas Corporation Commission is also considering whether companies like us should collect and remit state USF fees. If we become subject to state USF fees or other telecommunications-related surcharges, we will likely pass such charges through to our customers. The impact of this price increase on our customers or the Company’s inability to recoup its costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Two federal regulatory authorities exercise control over a broad range of issues affecting the operation of the Australian telecommunications industry. The Australian Communications & Media Authority (ACMA) is the authority regulating matters including the licensing of carriers and technical matters, and the Australian Competition and Consumer Commission (ACCC) has the role of promotion of competition and consumer protection and in particular dealing with carrier to carrier interconnection and network access. Telstra, the dominant carrier and former monopoly, presently challenges many of the key principles applied by the ACCC to access pricing and endeavors to have some key decisions removed from the charter of the ACCC. If Telstra is successful, for example, with regard to the pricing of access to unbundled local loop lines, the access costs would substantially and adversely impact potential improvements in our cash flows.

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

In a price cap decision issued in May 2002, the CRTC lowered the prices incumbent providers can charge competitors for a range of competitor services—i.e., facilities and services required by competitors to provide telecommunications services to their end-customers. Several CRTC decisions recently issued have resulted in significant savings on competitor services for resellers. One decision, dated February 3, 2005, expanded the suite and geographical reach of competitor services and significantly reduced prices in some cases. Some of the reduced rates were effective on a retroactive basis to June 1, 2002. The current Price Cap formula requires the ILECs to revise the rates of selected services (primarily local telecommunications services) yearly by the rate of inflation minus a productivity factor of 3.5%. The rates of other service groupings are frozen and others are “uncapped” with upward pricing constraints. The CRTC has typically relied on a four-year Price Cap Period, but in 2005 it decided to extend the current period by one year in order to complete a public proceeding to establish the parameters of the next Price Cap Period. The record of that proceeding closed on 6 November 2006 and we now await the CRTC’s determinations.

On November 9, 2006, the CRTC issued a Public Notice regarding its initiation of a proceeding to consider a revised definition of essential service, and the classifications and pricing principles for essential and non-essential services made available by incumbent telephone companies, cable carriers and competitive local exchange carriers to other competitors at regulated rates (wholesale services). The proceeding will run throughout 2007 and conclude in January 2008. The CRTC expects to issue a decision on the issues raised in this public notice within 180 days after the close of the record.

On December 18, 2006, the Minister of Industry announced the issuing of a Policy Direction to the CRTC. The Policy Direction requires that the CRTC now take a more market-based approach to implementing the Telecommunications Act and outlines items for the CRTC to consider during their review regarding mandated access to wholesale services, including impediments faced by new carriers seeking to develop competing network facilities.

Competition. Long distance competition has been in place in Canada since 1990 for long distance resellers and since 1992 for facilities-based carriers. In June 1992, the CRTC issued Telecom Decision CRTC 92-12 requiring the incumbent LECs to interconnect their networks with their facilities-based, as well as reseller, competitors. Since 1994, the ILECs have been required to provide “equal access,” which eliminated the need for customers of competitive long distance providers to dial additional digits when placing long distance calls. The ILECs disbanded the Stentor alliance in 1999, and former Stentor companies, Bell Canada and TELUS Communications, the two largest ILECs in Canada, compete against each other. MTS, the ILEC serving the Canadian province of Manitoba, has acquired Allstream (formerly AT&T Canada Corp.) and is now competing nationally as well. The other nationwide competitor, Call-Net Enterprises Inc., which operated as Sprint Canada, was acquired by Rogers Communications Inc. in 2005. Cable TV companies, such as Rogers, Shaw and Videotron, launched their local telephone services in July 2005 and have had a great deal of success thus far. Their local service is provided either via their cable network and/or acquired CLECs (i.e., Call-Net) or on a resold basis from an underlying LEC.

In 2005 the federal government appointed a Telecom Policy Review Panel to review Canada’s telecommunications policy framework. The Panel’s report was released in March of 2006. Following the release of the report, the federal government issued a policy direction to the CRTC on December 18, 2006 that required, among other things, that in exercising its powers and duties, it rely on market forces to the maximum extent feasible. It is yet to be determined how this aspect of the policy direction will be interpreted going forward. The policy direction also has an impact on the CRTC’s current review of essential facilities. It directs the CRTC to take into account the principles of technological and competitive neutrality, the potential for incumbents to exercise market power in the wholesale and retail markets for the service in the absence of mandated access to wholesale services, and the impediments faced by new and existing carriers seeking to develop competing network facilities.

The Competition Bureau released for comment on September 26, 2006 a Draft Information Bulletin on the Abuse of Dominance Provisions as applied to the Telecommunications Industry, in which the Bureau describes its approach in reviewing abuse of dominance complaints in telecommunications markets where the CRTC has forborne from regulating conduct. The Information Bulletin has not been finalized to date.

On December 7, 2006, the Minister of Industry tabled amendments to the Competition Act proposing that the Competition Tribunal have the power to order telecommunications service providers to pay an administrative monetary penalty of up to 15 million CAD in cases of abuse of dominant position.

On December 11, 2006, the Minister of Industry announced a government proposal to change the CRTC decision and put in place a revised framework to accelerate the deregulation of retail local phone service prices of the former monopoly telephone companies.

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

In April 2003, the Industry Committee of the House of Commons recommended removing these restrictions in their entirety, for both telecommunications common carriers and for broadcasting distribution undertakings

(BDUs) such as cable companies. In June 2003, however, another committee of the House of Commons (the Heritage Committee) expressed concerns that changes in ownership restrictions for either telecommunications common carriers or BDUs could have an adverse impact on the broadcasting system. In its September 2003 response to the Industry Committee’s recommendation, the government acknowledged the appropriateness of the committee’s conclusion that removing foreign investment restrictions would benefit the telecommunications industry. However, the government also noted the concerns expressed by the Heritage Committee. The government recognized that it has a responsibility to determine how best to reconcile the conflicting recommendations of the two committees and undertook to analyze this question and be in a position to examine possible solutions by the spring of 2004. However, no solutions were brought forward in 2005 although the issue was raised once again by the Telecom Policy Review Panel, who recommended in its Final Report that the foreign ownership restrictions be relaxed. However, to date, the federal government has not taken any steps to amend the Telecommunications Act or its regulations in that regard. Therefore, it is premature to predict whether any recommendation to remove the restrictions for telecommunications common carriers will be implemented.

European Union

In Europe, the regulation of telecommunications is governed at a supranational level by the European Parliament, Council and Commission, consisting of members including the following countries: Austria, Belgium, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Slovakia, Slovenia, Spain, Sweden and the United Kingdom. These institutions are responsible for creating European Union-wide policies and, through legislation, have progressively developed a regulatory framework aimed at ensuring an open, competitive telecommunications market.

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

EU member states were obligated to implement these directives by July 25, 2003. As of December 31, 2006, these directives have not materially affected our business operations in Europe.

One of the requirements of the Authorization Directive is that no company seeking to provide electronic communications networks or services is required to obtain prior authorization, although such a company could be required to notify relevant regulatory authorities in the member states where it intends to operate.

This regulatory framework is currently under review by the European Commission. Public consultation on this review is now closed. Draft legislative proposals to revise the existing directives will be tabled in June or July 2007. The revised regulatory framework is expected to be implemented in member states by 2010.

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

The Commission also is concerned with new services, such as VOIP, and has published a working paper applicable to VOIP based services—Commission Staff Working Document of 14 June 2004 on the Treatment of VOIP under the EU Regulatory Framework- an Information and Consultation Document, which identifies various issues that can arise in relation to VOIP. The introduction of 3G mobile broadband services has raised new regulatory issues and the Commission has published a ‘Communication on Mobile Broadband Services (30 June 2004- COM (2004) 447),’ which covers issues, such as spectrum trading.

Employees

The following table summarizes the number of our full-time employees as of December 31, 2006, by region and classification:

	United States	Canada	Europe	Asia-Pacific	Total
Sales and Marketing	49	126	69	99	343
Technical	115	276	70	304	765
Management and Administrative	121	169	51	91	432
Customer Service and Support	51	209	22	132	414

Total	336	780	212	626	1,954

We have never experienced a work stoppage. Only some of our employees in Australia are represented by a labor union and covered by a collective bargaining agreement. We consider our employee relations to be excellent.

Our Internet address is www.primustel.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (SEC).

ITEM 1A.	RISK FACTORS

A wide range of factors could materially affect our performance. In addition to factors affecting specific business operations and the financial results of those operations identified elsewhere in this report, the following factors, among others, could adversely affect our operations:

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006, due to the material weaknesses that existed in our internal control over accounting for income taxes. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or newly identified material weaknesses in internal control over financial reporting.

In performing an internal control assessment at the end of 2006, our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weaknesses identified by our management, see Item 9A. Controls and Procedures of this Annual Report on Form 10-K for the period ended December 31, 2006. To address the material weakness, we performed additional analysis and other post-closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles. These additional procedures were costly, time consuming and required us to dedicate a significant amount of our resources, including the time and attention of our senior management, toward the correction of these problems. Performing these additional procedures in the future, could cause delays in the filing of our periodic and annual reports to the SEC.

The delay in the filing of our periodic and annual reports could have other adverse effects on our business, including, but not limited to: (1) civil litigation or an investigation by the SEC or other regulatory authorities, which could require us to incur significant legal expenses and other costs or to pay damages, fines or other penalties; (2) covenant defaults, and potentially events of default, under our senior secured credit facilities and the indentures governing our outstanding debt securities, resulting from our failure to timely file our financial statements; (3) negative publicity; or (4) the loss or impairment of investor confidence in our Company.

If competitive pressures continue or intensify and/or the success of our new products is not adequate in amount or timing to offset the decline in results from our legacy businesses, we may not be able to service our debt or other obligations.

There are substantial risks and uncertainties in our future operating results, particularly as aggressive pricing and bundling strategies by certain incumbent carriers and ILECs have intensified competitive pressures in the markets where we operate, and/or if we have insufficient financial resources to market our services. The aggregate anticipated margin contribution from our new products may not be adequate in amount or timing to offset the declines in margin from our legacy long distance voice and dial-up ISP business. In addition, regulatory decisions could have a material adverse impact on our operations and outlook. See also information under “Item 2—MD&A—Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks” and in these Risk Factors. If adverse events referenced or described herein or therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

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

Effective at the open of trading on July 28, 2006, our common stock was delisted from the Nasdaq Capital Market. Since this time, our common stock has traded in the over-the-counter (OTC) market, both through listings on the OTC Bulletin Board and in the National Quotation Bureau “Pink Sheets,” but our common stock is not currently listed or quoted on any recognized national or regional securities exchange or market. As a result, an investor may find it difficult to sell or obtain quotations as to the price of our common stock. Delisting could adversely affect investors’ perception, which could lead to further declines in the market price of our common stock. Delisting will also make it more difficult, time consuming and expensive for us to raise capital through sales of our common stock or securities convertible into our common stock.

Given our limited experience in delivering our new products and in providing bundled local, wireless, broadband, DSL, Internet, data and VOIP services, we may not be able to operate successfully or expand these parts of our business.

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

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network (PSTN) to provide E911 service in a manner similar to traditional wireline carriers by November 2005. LINGO, a subsidiary of ours which sells VOIP services, was unable to meet this deadline for all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service, and the FCC has not yet addressed our waiver petition. As of December 20, 2006, approximately 16% of our LINGO customers were without E911 service. We also participated in a legal challenge to these rules, but the U.S. Court of Appeals for the District of Columbia Circuit denied our petition for review of the FCC’s rules on December 15, 2006.

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

The long distance telecommunications, Internet, broadband, DSL, data and wireless industry is significantly influenced by the marketing and pricing decisions of the larger long distance, Internet access, broadband, DSL and wireless business participants. Prices in the long distance industry have continued to decline in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Our competitors in its core markets include, among others: AT&T, the regional bell operating companies (RBOCs) and the major wireless carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, Allstream (formerly AT&T Canada) and the major wireless and cable companies in Canada; and BT, Cable & Wireless United Kingdom, Colt Telecom, Energis and the major wireless carriers in the United Kingdom. Customers frequently change long distance, wireless and broadband providers, and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is becoming similar to the intense competition in the United States. Many of our competitors are significantly larger than us and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower debt leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, Canada and Australia and the major wireless carriers and cable companies, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls. This strategy of our competitors could have a material adverse effect on our net revenue per minute, results of operations and financial condition if our pricing, set to remain competitive, is not offset by similar declines in our costs. Companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future, may face quarterly revenue and operating results variability, and may have heightened difficulty in estimating future revenues or results.

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

As of December 31, 2006, we had an accumulated deficit of $(1,088.0) million. We incurred net losses of $(34.6) million in 2002, $(10.6) million in 2004, $(154.4) million in 2005, and $(238.0) million in 2006. During the year ended December 31, 2003, we recognized net income of $54.8 million, of which $39.4 million is the positive impact of foreign currency transaction gains. We cannot assure you that we will recognize net income, or reverse recent net revenue declines in future periods. If we cannot generate net income or operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We have significant international operations and, as of December 31, 2006, derived 81% of our net revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

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

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VOIP, and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as wireless, broadband, Internet and VOIP services, are a substantial competitive threat. If we do not adjust our contemplated plan of development to meet changing market conditions and if we do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services including the bundling of multiple services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

If we are not able to operate a cost-effective network, we may not be able to grow our business successfully.

Our long-term success depends on our ability to design, implement, operate, manage and maintain a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network and to provide local, broadband Internet and wireless services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to develop necessary network or to migrate traffic and customers onto our network, or if we experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

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

We are a United States-based corporation with significant international operations. Terrorist attacks, including apparent action against companies operating abroad, may negatively affect our operations. We cannot assure you that there will not be further terrorist attacks that affect our employees, network facilities or support systems, either in the United States or in any of the other countries in which we operate. Certain losses resulting from these types of events are uninsurable and others are not likely to be covered by our insurance. Terrorist attacks may directly impact our business operations through damage or harm to our employees, network facilities or support systems, increased security costs or the general curtailment of voice or data traffic. Any of these events could result in increased volatility in or damage to our business and the United States and worldwide financial markets and economies.

A small group of our stockholders could exercise influence over our affairs.

As of February 28, 2007, funds affiliated with American International Group, Incorporated (AIG Entities) beneficially owned 15% of our outstanding common stock, which was acquired through the conversion of their Series C Preferred Stock. As a result of such share ownership, these holders can exercise influence over our affairs through the provisions of a certain Governance Agreement between such holders and us, dated November 4, 2003, that provide for their right to nominate a candidate for election by our stockholders to the board of directors and nominate one non-voting board observer, in each case subject to the maintenance of certain minimum ownership levels of our common stock and the board’s right to exercise its fiduciary duties.

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

Finally, other stockholders that have acquired or will acquire a significant portion of our common stock such as three shareholders that have acquired 30.9 million shares, in aggregate, as of December 31, 2006, could potentially exercise influence over our affairs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease our corporate headquarters facility, which is located in McLean, Virginia. Additionally, we lease administrative, technical and sales office space, as well as space for our switches and data centers, in various locations in the countries in which we operate. Total leased space in the United States, Australia, Canada and the United Kingdom, as well as other countries in which we operate, approximates 602,000 square feet and the total annual lease costs are approximately $16.0 million. The operating leases expire at various times with the longest commitment expiring in 2016. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed, and we further believe that the current leased facilities are adequate to house existing communications equipment.

Certain communications equipment which includes network switches and transmission lines are leased through operating leases, capital leases and vendor financing agreements.

ITEM 3.	LEGAL PROCEEDINGS

On January 26, 2007, a group of plaintiffs who allegedly held approximately $91 million principal amount of 8% Senior Notes due 2014 issued by Primus Telecommunications Holding, Inc., (“Holding”), a wholly owned subsidiary of Primus Telecommunications Group, Incorporated (“Group”), filed suit in the United States District Court for the Southern District of New York alleging that Group and Holding were insolvent and that funds to be used to make a February 15, 2007 principal payment of $22.7 million to holders of Group’s outstanding 2000 Convertible Subordinated Debentures had been or would be impermissibly transferred from Holding or its subsidiaries to Group. The plaintiffs allege that the intercompany transfers were or would be fraudulent conveyances or illegal dividends and that the February 15, 2007 payment by Group to holders of the 2000 Convertible Subordinated Debentures also would be a fraudulent transfer. The complaint sought declarative and injunctive relief to prevent, set aside or declare illegal or fraudulent certain transfers of funds from Holding to Group and injunctive relief to prevent certain payments or disbursements of funds by Group in respect of outstanding obligations of Group that are payable, including the $22.7 million payable by Group in respect of Group’s outstanding 2000 Convertible Subordinated Debentures due February 15, 2007. Plaintiffs were allowed expedited discovery and moved for a preliminary injunction to prevent Group from making the February 15, 2007 payment. On February 14, 2007, after a three-day trial, the plaintiffs’ request for a preliminary injunction was denied by the court. Accordingly, on February 15, 2007, Group satisfied and paid the $22.7 million in respect of the 2000 Convertible Subordinated Debentures. Group and Holding have notified the plaintiffs and the court that they intend to file a motion to dismiss the remaining elements of the complaint. Since the complaint was filed, seven of the sixteen plaintiffs have voluntarily dismissed their claims. If the plaintiffs were to succeed on their claims, it could put in jeopardy the Company’s ability to make certain payment obligations timely. However, Group and Holding believe that the remaining claims concerning this litigation are without merit and will continue to defend the matter vigorously.

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

Common Stock

Primus Telecommunications Group, Incorporated (“we” or “us”) common stock was traded on the Nasdaq Capital Market under the symbol “PRTL” until July 27, 2006. Effective at the open of trading on July 28, 2006, our common stock was delisted from the Nasdaq Capital Market. Since this time, our common stock has traded in the over-the-counter market, both through listings on the OTC Bulletin Board and in the National Quotation Bureau “Pink Sheets.” On March 9, 2007, the last sale price of our common stock was $0.50. The following table provides the high and low sale prices for our common stock on the Nasdaq National Market, the Nasdaq Capital Market and the over-the-counter market for the applicable periods indicated below. These prices do not include retail markups, markdowns or commissions.

Period	High	Low
2006
1st Quarter	$1.04	$0.71
2nd Quarter	$0.86	$0.56
3rd Quarter	$0.63	$0.35
4th Quarter	$0.60	$0.35
2005
1st Quarter	$3.27	$1.55
2nd Quarter	$1.62	$0.56
3rd Quarter	$1.33	$0.51
4th Quarter	$1.19	$0.66

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

Holders

As of February 28, 2007, we had approximately 593 holders of record of our common stock.

Recent Sales of Unregistered Securities

There are no unregistered sales of securities for 2006, other than the transactions that have been previously reported in our periodic filings with the SEC.

Stock Price Performance Graph

The graph below compares the Company’s cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s Telecommunications Index for the period from December 31, 2001 through May 13, 2002 (the period the Company was on the NASDAQ National Market), from May 14, 2002 through March 20, 2003 (the period the Company was on the NASDAQ Small Cap Market) and from March 21, 2003, through March 13, 2006 (the period the Company was on the NASDAQ National Market), from March 14, 2006 through July 27, 2006 (the period the Company was on the NASDAQ Capital Market), and from July 28, 2006 through December 31, 2006 (the period the Company was on the Over-the-Counter Bulletin Board and in the National Quotation Bureau “Pink Sheets”). The comparison assumes $100 was invested on December 31, 2001 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stockholder return shown on the graph below is not indicative of future performance.

	Comparison of Cumulative Total Return For the Year Ended December 31,
	2001	2002	2003	2004	2005	2006
Primus Telecommunications Group, Incorporated	100.00	307.69	1,563.08	489.23	115.38	64.62
Standard & Poor’s Midcap 400 Index	100.00	84.55	113.32	130.49	145.20	158.24
Standard & Poor’s Telecommunications Index	100.00	65.89	70.58	84.73	79.96	109.38

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchanges Act of 1934 that might incorporate SEC filings, in whole or in part, the above Performance Graph will not be incorporated by reference into any such filings.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth our selected consolidated financial data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 as derived from our historical financial statements:

Statement of Operations Data:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
NET REVENUE	$1,011,467	$1,176,586	$1,339,866	$1,279,329	$1,018,911
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	663,830	779,765	815,639	781,834	666,202
Selling, general and administrative	287,609	379,074	392,358	340,556	252,679
Depreciation and amortization	47,536	86,562	91,699	85,006	81,553
Loss on sale or disposal of assets	16,097	13,364	1,941	804	—
Asset impairment write-down	209,248 *	—	1,624	2,130	22,337

Total operating expenses	1,224,320	1,258,765	1,303,261	1,210,330	1,022,771

INCOME (LOSS) FROM OPERATIONS	(212,853)	(82,179)	36,605	68,999	(3,860)
INTEREST EXPENSE	(54,169)	(53,436)	(50,523)	(60,733)	(68,303)
ACCRETION ON DEBT DISCOUNT	(1,732)	—	—	—	—
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	5,373	—	—	—	—
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	7,409 *	(1,693)	(10,982)	12,945	36,675
INTEREST INCOME AND OTHER INCOME (EXPENSE)	3,693	2,282	11,108	(1,659)	(786)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	10,633	(17,628)	6,588	39,394	8,486

INCOME (LOSS) BEFORE INCOME TAXES	(241,646)	(152,654)	(7,204)	58,946	(27,788)
INCOME TAX BENEFIT (EXPENSE)	(4,866)	(3,808)	(5,686)	(5,701)	3,598

INCOME (LOSS) FROM CONTINUING OPERATIONS	(246,512)	(156,462)	(12,890)	53,245	(24,190)
INCOME FROM DISCONTINUED INDIA OPERATIONS, net of tax	1,139	2,082	2,309	623	560
GAIN ON SALE OF DISCONTINUED INDIA OPERATIONS, net of tax	7,415 *	—	—	—	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(237,958)	(154,380)	(10,581)	53,868	(23,630)
EXTRAORDINARY ITEM	—	—	—	887	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(237,958)	(154,380)	(10,581)	54,755	(23,630)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	—	(10,973)

NET INCOME (LOSS)	(237,958)	(154,380)	(10,581)	54,755	(34,603)
ACCRETED AND DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	—	—	—	(1,678)	—

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(237,958)	$(154,380)	$(10,581)	$53,077	$(34,603)

BASIC INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$(2.19)	$(1.64)	$(0.14)	$0.76	$(0.37)
BASIC INCOME FROM DISCONTINUED INDIA OPERATIONS	0.01	0.02	0.02	—	—
BASIC GAIN ON SALE OF DISCONTINUED INDIA OPERATIONS	0.06	—	—	—	—
EXTRAORDINARY ITEM	—	—	—	0.01	—
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	—	(0.17)

BASIC INCOME (LOSS) PER COMMON SHARE	$(2.12)	$(1.62)	$(0.12)	$0.77	$(0.54)

DILUTED INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$(2.19)	$(1.64)	$(0.14)	$0.56	$(0.37)
DILUTED INCOME FROM DISCONTINUED INDIA OPERATIONS	0.01	0.02	0.02	—	—
DILUTED GAIN ON SALE OF DISCONTINUED INDIA OPERATIONS	0.06	—	—	—	—
EXTRAORDINARY ITEM	—	—	—	0.01	—
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	—	(0.17)

DILUTED INCOME (LOSS) PER COMMON STOCKHOLDERS	$(2.12)	$(1.62)	$(0.12)	$0.57	$(0.54)

*	Refer to discussion in Notes 16, 17 and 18 of the Notes to Consolidated Financial Statements for more information.

Balance Sheet Data:

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Total assets	$392,250	$641,089	$758,600	$751,164	$724,588
Total long-term obligations (including current portion)	$644,074	$635,212	$559,352	$542,451	$600,988
Convertible preferred stock	$—	$—	$—	$—	$32,297
Total stockholders’ deficit	$(468,255)	$(236,334)	$(108,756)	$(96,366)	$(200,123)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

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

Recent Product Initiatives Overview

We have selectively targeted opportunities to participate in major growth areas for telecommunications—broadband, local, wireless, and VOIP—which we call our new product offerings. These products have been pursued in response to competitive developments described under “—Four-Pronged Action Plan.” Our approach in these areas has common elements: focus on bundling services to end-user customers; leverage our existing global voice, data, broadband and Internet networks and add network infrastructure in areas of high consumer density; and utilize established distribution channels and back-office systems. We continue to devote substantial resources to our new products and the infrastructure and systems necessary to support them.

We believe the local services market is a major opportunity for revenue growth. During the third quarter of 2004, we began offering local line service in Canada on a resale basis. In late 2005, we began building our own DSL network infrastructure to provide voice and broadband Internet services to residential customers on such network. We believe that the ability to bundle local services with our core long distance service and new broadband service presents future growth opportunities for us. In Canada we now have 65 nodes installed and approximately 23,000 services (broadband and local voice) on these nodes. The Canadian residential local telephone offering has approximately 79,000 lines in service. We bundle our local services with our other product offerings of long distance voice and Internet access, in competition with incumbent local exchange carriers (ILECs) and cable companies.

In 2004 we began building our own DSL network infrastructure in Australia in order to provide bundled voice and broadband Internet services to residential customers on such network. The initial build-out of our Australian DSL infrastructure is complete with 181 nodes installed. In Australia, we now have over 150,000 DSL customers. Migration of existing resale local and broadband customers to our network began in the second quarter 2005 and has now reached approximately 66,000 services on-net.

The target customers for our retail VOIP products will ultimately be anyone who has a broadband connection anywhere in the world. In January 2004, we launched our retail VOIP TalkBroadband® service in Canada. In June 2004, we launched our retail LINGO product in the United States, which offers unlimited calling plans including destinations in Western Europe and certain countries in Asia, unlimited calling between two

LINGO subscribers and the issuance of phone numbers that are local for calls originating in certain foreign countries. We have recently launched VOIP services in Australia, Japan and Brazil. Global retail VOIP services are provided to approximately 108,000 customers. For our LINGO product in the United States, since the second half of 2005, we have moderated our advertising due to financial resource limitations and the disruption in marketing activities caused by the emergency 911 regulations. Such action has resulted in a stable to slightly declining customer base which is currently approximately 74,000.

It should be recognized that our marketing efforts across our broadband and local initiatives initially increase near-term pressure on profitability and cash flow due to migration and installation charges imposed by the incumbent carriers for each customer transferred to our network. The relative impact of such fees, which currently range between $48 per customer in Canada and $105 per customer in Australia, should lessen as the rate of new customer additions becomes a lower percentage of the growing customer base. We are currently awaiting decisions from the regulatory agency in Australia on whether these per customer charges will be reduced and whether there will be a retroactive credit. Until then, we expense these fees at the invoiced rate. In 2006, we incurred $9 million in such fees, and in 2005, we incurred $11 million. With DSL networks now deployed in Canada and Australia we can provision new customers onto our own network and thus avoid migration fees for such customers.

We believe that progress to date in transforming the Company beyond its legacy long distance voice and dialup Internet services provider (ISP) businesses through growing our broadband, local, wireless and VOIP businesses has not only strengthened the Company, but has enhanced the competitive positioning and the franchise values of our major operating subsidiaries in Australia and Canada. We have also focused on our European and United States retail operations and significant progress has been made in eliminating low-margin services and associated costs, in reducing selling, general and administrative (SG&A) expenses and in tightening our focus on areas of profitable growth.

Four-Pronged Action Plan in 2006

Our fundamental challenge continues to be generating sufficient sales volume from new product offerings in broadband, local, wireless and VOIP services to offset the declining contribution from our legacy long distance voice and dial-up ISP businesses. To address this challenge, we have pursued our four-pronged action plan (“Action Plan”): first, to drive strong revenue growth from new products and to concentrate resources on the most promising initiatives (as discussed within “Recent Product Initiatives Overview”); second, to enhance margin by increasing scale on the new products and by investing in broadband infrastructure in high density locations as well as migrating customers onto our network (as discussed within “Recent Product Initiatives Overview”); third, to continue cost cutting and cost management programs partially to offset margin erosion caused by the continued decline of our high-margin legacy retail revenues; and fourth, to strengthen the balance sheet through potential deleveraging and equity capital infusion on a prudent basis.

Revenue from broadband, local, wireless and VOIP initiatives grew to $134 million in 2006, an increase of 51% from 2005. In addition to consistent quarterly revenue growth from new services, profitability from these services is also increasing, providing clear support for our Action Plan. Also, we now have over 192,000 DSL customers in Australia and Canada. The Australian and Canadian DSLAM networks are comprised of 181 and 65 nodes, respectively. There are now over 103,000 services (local and broadband) provisioned directly on the Company’s DSLAM facilities in Australia and Canada. Margins from these on-net services are almost double those of off-net services.

Our 2006 operating results continue to reflect increased competition from product bundling in virtually all of our markets; product substitution (e.g., wireless for fixed line; broadband for dial-up Internet); declining usage patterns for traditional fixed line voice services as use of wireless, e-mail and instant messaging services expands; and continued competitive pricing pressures. As a result, our revenue growth and profitability have been strongly challenged by a changing industry environment.

After four consecutive quarters of reduced SG&A expense, SG&A expenses decreased $91.5 million from $379.1 million in 2005 to $287.6 million in 2006. Our aggressive expense reduction efforts, which included a reduction in commissions from curtailed prepaid services, also focused on a range of cost of revenue reductions in 2006 and such efforts are continuing. Additionally, the Australian regulatory commission issued an Interim Determination Letter lowering charges for on-net local loop services, which is one of the regulatory matters currently under review. If this interim ruling is affirmed, it is estimated that our annual expense for these services will be reduced by approximately $2 million.

The fourth element of our Action Plan is to strengthen the balance sheet through deleveraging and capital infusion. In 2006 we successfully: (1) exchanged $27 million principal amount of the 5.75% Convertible Subordinated Debentures due 2007 for $27 million of newly created Step-Up Convertible Debentures due 2009; (2) exchanged $3 million principal amount of the 12.75% Senior Notes for 1.8 million shares of common stock; (3) exchanged $32 million principal amount of 5% Exchangeable Senior Notes for $55 million principal amount of 3.75% Convertible Senior Notes due 2010; (4) issued $24 million principal amount of 5% Exchangeable Senior Notes for $18 million in cash (net of issuance costs); (5) raised $13 million cash proceeds from the sale of our Indian subsidiary; and (6) sold $5 million of newly issued common stock to a private investor (see events described below under “—Short- and Long-Term Liquidity Considerations and Risks”).

Transformation Strategy in 2007

With the substantial progress made in 2006, we are now positioned to embark on a two-year ‘Transformation Strategy’ to strengthen significantly our balance sheet, resume top line revenue growth before the end of 2008, and re-list on NASDAQ. While this is an admittedly aggressive set of goals, given the successful execution on multiple operational and financial initiatives over the past year with constrained resources, we have confidence that these are reasonable goals.

Key elements of our two-year Transformation Strategy are as follows:

•	Strengthen the balance sheet opportunistically through potential de-levering transactions and equity capital infusions.

•

Significantly improve our non-sales and marketing cost structure through increased outsourcing and/or off-shoring at lower cost locations globally; improve coordination among PRIMUS business units to deliver synergy savings; and maintain an aggressive cost management program. Re-deploying the resultant savings back into sales and marketing activities with attractive payback parameters should, in turn, increase margins.

•	Focus on improving sales productivity and margin enhancements by leveraging our network assets and increasing the revenue mix in favor of higher margin growth services.

•	Opportunistically sell non-strategic assets and businesses and use the proceeds either to accelerate growth of high-margin businesses or to strengthen the balance sheet.

Our strategy for 2007 and beyond is unchanged—maintain a narrow focus, invest wisely and tightly control costs. While revenue may decline year over year, as we continue to prune low-margin, unprofitable revenue streams, our objective is to improve cash flows by 10% or more over 2006, recognizing seasonal fluctuations in quarterly performance. At that level of cash flows (which assumes stable currency exchange rates throughout 2007 and excludes any material expenses related to further restructuring) and with our current cash position and our completed 2007 debt transactions, we believe our 2007 business plan is fully funded.

Overview of Operations

Generally, we price our services competitively with the major carriers and service providers operating in our principal service regions. We seek to generate net revenue through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, wireless, VOIP, high speed and Internet and data), including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers and through acquisitions.

Long distance voice minutes of use per customer continue to decline as more customers are using wireless devices and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice; broadband for dial-up ISP services) has resulted in revenue declines in our legacy long distance voice and dial-up ISP businesses. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition from the existing wireline and wireless competitors and from new entrants, such as cable companies and VOIP companies, which could continue to affect adversely our net revenue per minute, as well as minutes of use.

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

Overall, carrier revenue accounted for 21% of total net revenue for the year ended December 31, 2006. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; prepaid services versus traditional post-paid voice services; Internet, VOIP and data services versus fixed line voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Our margin is also affected by customer transfer and migration fees. We pay a charge to install and transfer a new customer onto our network, and to migrate DSL and local customers. However, installing and migrating customers to our own networks, such as the DSL networks in Australia and Canada, enable us to increase our margin on such services as compared to resale of services using other carriers’ networks.

SG&A expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and administrative costs. All SG&A expenses are expensed when incurred.

Foreign Currency

Foreign currency can have a major impact on our financial results. Currently in excess of 81% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the year ended December 31, 2006, as compared to the year ended December 31, 2005, the USD was weaker on average as compared to the CAD, EUR and GBP and stronger on average as compared to the AUD. The following tables demonstrate the impact of currency fluctuations on our net revenue for the year ended December 31, 2006 and 2005 (in thousands, except percentages):

Net Revenue by Location—in USD

	2006 Net Revenue	2005 Net Revenue	Variance	Variance %
Canada	$275,546	$261,511	$14,035	5%
Australia	$305,718	$344,218	$(38,500)	(11)%
United Kingdom	$84,397	$113,859	$(29,462)	(26)%
Europe *	$138,064	$224,324	$(86,260)	(38)%

Revenue by Country—in Local Currencies

	2006 Net Revenue	2005 Net Revenue	Variance	Variance %
Canada (in CAD)	312,671	316,662	(3,991)	(1)%
Australia (in AUD)	406,451	451,298	(44,847)	(10)%
United Kingdom (in GBP)	45,940	61,999	(16,059)	(26)%
Europe * (in EUR)	110,717	181,029	(70,312)	(39)%

*	Europe includes only subsidiaries whose functional currency is the EUR.

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

Net revenue is also earned on a fixed monthly fee basis for unlimited local and long distance plans and for the provision of data/Internet services (including retail VOIP). Data/Internet services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths. These fees are recognized as access is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. We record payments received in advance for prepaid services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided.

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

Allowance for doubtful accounts receivable—Determining our allowance for doubtful accounts receivable requires significant estimates. Due to the large number of customers that we serve, it is impractical to review the creditworthiness of each of our customers, although a credit review is performed for larger carrier and retail business customers. We consider a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of our customers. Systems to detect fraudulent call activity are in place within our network, but if these systems fail to identify such activity, we may realize a higher degree of uncollectible accounts. If the estimate of uncollectible revenue was 10% higher than our current estimates, net revenue would have been reduced by approximately $1.5 million for the year ended December 31, 2006.

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

Valuation of long-lived assets—We review intangible and other long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, we compare the expected undiscounted future cash flows to the carrying amount of the assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, we are required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and carrying value of the assets.

We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as determining asset groups and estimating future cash flows, remaining useful lives, discount rates and growth rates. The resulting undiscounted cash flows are projected over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While we believe that our estimates are reasonable, different assumptions could materially affect the valuation of the long-lived assets. During 2006, we completed an evaluation of our expected future cash flows compared to the carrying value of our assets based on estimates of our expected results of operations. We derive future cash flow estimates from our historical experience and our internal business plans, which include consideration of industry trends, competitive actions, technology changes, regulatory actions, available financial resources for marketing and capital expenditures and changes in our underlying cost structure. Although we believe our estimates to be reasonable, if future cash flow estimates were reduced 5%, then our estimated fair value of the long-lived assets and the indefinite lived intangible assets, in aggregate, would have been reduced by approximately $7 million.

We have concluded that we have one asset group; the network. This is due to the nature of our telecommunications network which utilizes all of the POPs, switches, cables and various other components throughout the network to form seamlessly the telecommunications gateway over which our products and services are carried for any given customer’s phone call or data or Internet transmission. Furthermore, outflows to many of the external network providers are not separately assignable to revenue inflows for any phone call or service plan.

We make assumptions about the remaining useful life of our long-lived assets. The assumptions are based on the average life of our historical capital asset additions, our historical asset purchase trend and that our primary assets, our network switches, have an 8-year life. Because of the nature of our industry, we also assume that the technology changes in the industry render all equipment obsolete with no salvage value after their useful lives. In certain circumstances in which the underlying assets could be leased for an additional period of time, we have included such estimated cash flows in our estimate. If we had projected that the remaining useful lives of our long-lived assets were one-half year shorter, then our estimated fair value of the long-lived assets and the indefinite lived intangible assets, in aggregate, would have been reduced by approximately $12 million.

The estimate of the appropriate discount rate to be used to apply the present value technique in determining fair value was our weighted average cost of capital which is based on the effective rate of our long-term debt obligations at the current market values as well as the current volatility and trading value of our common stock. If we had projected the discount rate to be 500 basis points higher, then our estimated fair value of the long-lived assets and the indefinite lived intangible assets, in aggregate, would have been approximately $15 million less.

Valuation of goodwill—Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (October 1 for Primus) for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives will be amortized over their useful lives and are subject to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment analysis for goodwill and other indefinite lived intangible assets is also triggered by the performance of a SFAS No. 144 analysis.

Our reporting units are the same as our operating segments as each segment’s components have been aggregated and deemed a single reporting unit because they have similar economic characteristics. Each component is similar in that they each provide telecommunications services for which all of the resources and costs are drawn from the same pool, and are evaluated using the same business factors by management. Furthermore, segment management measures results and allocates resources for the segment as a whole and utilizes country by country financials for statutory reporting purposes.

Goodwill impairment is tested using a two-step process that begins with an estimation of the fair value of each reporting unit. The first step is a screen for potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount.

In estimating fair value of our reporting units, we compare market capitalization of our common stock, distributed between the reporting units based on adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) projections, to the equivalent carrying value (total assets less total liabilities) of such reporting unit. When our carrying value of a reporting unit is a negative value, we proceed to use alternative valuation techniques. These techniques include comparing total fair value of invested capital, distributed between the reporting units based on adjusted EBITDA projections, to the equivalent carrying value (book equity plus book long-term obligations). The carrying value of each reporting unit includes an allocation of the corporate invested capital based on relative size of the reporting units’ intercompany payables and invested capital. Using our adjusted EBITDA projections is a judgment item that can significantly affect the outcome of the analysis, both in basing the allocation on the most relevant time period as well as in allocating fair value between reporting units.

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

Discontinued Operations

In May 2006, we completed a Share Purchase Agreement (“SPA”) with Videsh Sanchar Nigam Limited (“VSNL”), a leading international telecommunications company and member of the TATA Group, whereby VSNL purchased 100% of the stock of Direct Internet Limited (“DIL”), whose wholly-owned subsidiary, Primus Telecommunications India Limited (“PTIL”), was primarily engaged in providing fixed broadband wireless Internet services to enterprise and retail customers in India. We owned approximately 85% of the stock of DIL through an indirect wholly-owned subsidiary. The remaining approximately 15% of the stock of DIL was owned by the manager of DIL and PTIL, who had founded the predecessor companies. The total purchase consideration was $17.5 million. We received $13.0 million in net cash proceeds from the transaction at closing on June 23, 2006, after closing adjustments. The net assets of DIL were $8.9 million at June 23, 2006.

As a result of the sale, our consolidated financial statements reflect India operations as discontinued operations for the years ended December 31, 2006, 2005, and 2004. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of the discontinued India operations for the years ended December 31, 2006, 2005, and 2004 are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net revenue	$5,653	$10,810	$11,006
Operating expenses	4,476	8,552	8,553

Income from operations	1,177	2,258	2,453
Interest expense	(5)	(4)	(3)
Interest income and other income	45	17	72

Income before income tax	1,217	2,271	2,522
Income tax expense	(78)	(189)	(213)

Income from discontinued operations	$1,139	$2,082	$2,309

Results of Operations

The following information for the years ended December 31, 2006, 2005 and 2004 reflects all the items included in consolidated statements of operations as a percentage of net revenue:

	Year Ended December 31,
	2006	2005	2004
NET REVENUE	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	65.6%	66.3%	60.9%
Selling, general and administrative	28.4%	32.2%	29.3%
Depreciation and amortization	4.7%	7.4%	6.8%
Loss on sale or disposal of assets	1.6%	1.1%	0.2%
Asset impairment write-down	20.7%	0.0%	0.1%

Total operating expenses	121.0%	107.0%	97.3%
INCOME (LOSS) FROM OPERATIONS	(21.0)%	(7.0)%	2.7%
INTEREST EXPENSE	(5.4)%	(4.5)%	(3.8)%
ACCRETION ON DEBT DISCOUNT	(0.2)%	0.0%	0.0%
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	0.5%	0.0%	0.0%
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	0.7%	(0.1)%	(0.8)%
INTEREST AND OTHER INCOME	0.4%	0.1%	0.9%
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	1.1%	(1.5)%	0.5%

LOSS BEFORE INCOME TAXES	(23.9)%	(13.0)%	(0.5)%
INCOME TAX EXPENSE	(0.5)%	(0.3)%	(0.5)%

LOSS FROM CONTINUING OPERATIONS	(24.4)%	(13.3)%	(1.0)%
INCOME FROM DISCONTINUED INDIA OPERATIONS, net of tax	0.1%	0.2%	0.2%
INCOME FROM SALE OF DISCONTINUED INDIA OPERATIONS, net of tax	0.7%	0.0%	0.0%

NET LOSS	(23.6)%	(13.1)%	(0.8)%

The following information reflects net revenue by product line for the years ended December 31, 2006, 2005 and 2004 (in thousands, except percentages) and is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	2006	%	2005	%	2004	%
Voice	$718,863	71%	$905,495	76%	$1,102,635	82%
Data/Internet	171,036	17%	171,490	15%	163,112	12%
VOIP	121,568	12%	99,601	9%	74,119	6%

Total	$1,011,467	100%	$1,176,586	100%	$1,339,866	100%

Results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005

Net revenue decreased $165.1 million or 14.0% to $1,011.5 million for the year ended December 31, 2006 from $1,176.6 million for the year ended December 31, 2005. Our data/Internet and VOIP revenue contributed $171.0 million and $121.6 million, respectively, for the year ended December 31, 2006, as compared to $182.3 million and $88.8 million, respectively, for the year ended December 31, 2005.

United States: United States net revenue decreased $10.7 million or 5.2% to $196.3 million for the year ended December 31, 2006 from $207.0 million for the year ended December 31, 2005. The decrease is primarily attributed to a decrease of $24.5 million in retail voice services (including declines in residential and small business voice services and prepaid services), a decrease of $3.0 million in Internet services, a decrease of $1.0 million in wireless services which was partially offset by an increase of $10.2 million in carrier services and $6.9 million in retail VOIP.

Canada: Canada net revenue increased $14.0 million or 5.4% to $275.5 million for the year ended December 31, 2006 from $261.5 million for the year ended December 31, 2005. The increase is primarily attributed to an increase of $21.8 million in revenue from new products, which include local, VOIP, broadband Internet, and wireless services, and a $2.0 million increase in prepaid services, which was partially offset by a decrease of $9.2 million in retail voice services. The strengthening of the CAD against the USD accounted for a $17.6 million increase to revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the year ended		Year-over-Year
	December 31, 2006 Net Revenue	December 31, 2005 Net Revenue	Variance	Variance %
United States	$192,235	$203,702	$(11,467)	(6)%
Canada	$275,546	$261,511	$14,035	5%
Other	$4,086	$3,324	$762	23%

Europe: European net revenue decreased $125.5 million or 35.6% to $227.4 million for the year ended December 31, 2006 from $352.9 million for the year ended December 31, 2005. The decrease is primarily attributable to a decrease in low margin prepaid services of $66.6 million in the Netherlands, $20.3 million in the UK and $4.5 in Sweden, a $31.4 million decrease in low margin carrier services, primarily attributable to $12.6 million in the UK, $9.8 million in Italy, $4.1 million in Germany, $3.0 million in Denmark and $2.0 million in France, and a $2.5 million decrease in retail voice services. The European prepaid services business declined primarily in Netherlands as a result of restructuring the business and shedding unprofitable revenue and associated costs. The strengthening of the European currencies against the USD accounted for a $2.7 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the year ended December 31, 2006		For the year ended December 31, 2005		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$84,397	37%	$113,859	32%	$(29,462)	(26)%
Netherlands	34,457	15%	102,182	29%	(67,725)	(66)%
Germany	45,289	20%	53,658	15%	(8,369)	(16)%
Spain	18,443	8%	17,871	5%	572	3%
France	16,833	8%	19,347	6%	(2,514)	(13)%
Italy	14,408	6%	24,187	7%	(9,779)	(40)%
Other	13,620	6%	21,837	6%	(8,217)	(38)%

Europe Total	$227,447	100%	$352,941	100%	$(125,494)	(36)%

Asia-Pacific: Asia-Pacific net revenue decreased $42.9 million or 12.1% to $312.2 million for the year ended December 31, 2006 from $355.1 million for the year ended December 31, 2005. The decrease is primarily attributable to a $27.6 million decrease in residential voice services, a $20.7 million decrease in dial-up Internet services, a $3.1 million decrease in carrier services, a $2.5 million decrease in business voice services, and a $2.5 million decrease in prepaid and other services, partially offset by a $13.1 million increase in Australia DSL services. The weakening of the AUD against the USD accounted for a $4.7 million decrease to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the year ended December 31, 2006		For the year ended December 31, 2005		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$305,718	98%	$344,218	97%	$(38,500)	(11)%
Other	6,436	2%	10,890	3%	(4,454)	(41)%

Asia-Pacific Total	$312,154	100%	$355,108	100%	$(42,954)	(12)%

Cost of revenue decreased $115.9 million to $663.8 million, or 65.6% of net revenue, for the year ended December 31, 2006 from $779.8 million, or 66.3% of net revenue, for the year ended December 31, 2005. We continue to shed certain low margin revenue while growing revenue from our new services. Additionally service install and migration fees in Canada and Australia were less than the prior year period as fewer customers from other carriers were migrated on-net in Australia and Canada.

United States: United States cost of revenue increased $1.3 million primarily due to an increase of $12.8 million in carrier services and an increase of $1.1 million in VOIP services. The increases were partially offset by a decrease of $8.8 million in retail voice services, a decrease of $1.8 million in prepaid services, a decrease of $1.7 million for Internet services and a decrease of $0.9 million in wireless services.

Canada: Canada cost of revenue increased $4.6 million primarily due to an increase of $8.1 million in new products, which include local, VOIP and wireless services and customer migration fees and $2.3 million in Internet services. The increases were partially offset by a decrease in retail voice services of $5.2 million. The strengthening of the CAD against the USD accounted for an $8.2 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Europe: European cost of revenue decreased by $95.9 million. The decrease is primarily attributable to a $62.1 million decrease in low margin prepaid services including a decrease of $42.6 million in Netherlands, $15.1 million in the UK and $4.4 million in Sweden. Low margin carrier services decreased $29.8 million primarily due to an $11.3 million decrease in the UK, a $9.4 million decrease in Italy, a $3.8 million decrease in Germany, a $2.9 million decrease in Denmark and a $2.4 million decrease in France. Wireless services decreased $5.0 million primarily in the UK. The strengthening of the European currencies against the USD accounted for a $2.6 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Asia-Pacific: Asia-Pacific cost of revenue decreased $25.9 million primarily due to a decrease of $18.9 million in residential voice services, a decrease of $12.5 million of dial-up Internet services, a decrease of $3.9 million in business services and a decrease of $2.8 million in carrier services. These decreases were partially offset by an increase of $10.8 million for new DSL services including customer migration fees and an increase of

$2.0 million in VOIP and other services. Weakening of the AUD against the USD accounted for a $3.1 million decrease to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Selling, general and administrative expenses decreased $91.5 million to $287.6 million, or 28.4% of net revenue, for the year ended December 31, 2006 from $379.1 million, or 32.2% of net revenue, for the year ended December 31, 2005. The decrease in selling, general and administrative expenses is attributable to a decrease of $41.0 million in sales and marketing expenses primarily for agent commissions related to prepaid services, a decrease of $21.9 million in salaries and benefits, a decrease of $12.3 million in advertising expenses for new products, a decrease of $7.1 million in professional fees, a decrease of $6.0 million for general and administrative expenses, a decrease of $1.8 million in travel and entertainment and a decrease of $1.4 million in occupancy expenses.

United States: United States selling, general and administrative expenses decreased $33.2 million to $63.3 million for the year ended December 31, 2006 from $96.5 million for the year ended December 31, 2005. The decrease is attributable to a decrease of $11.1 million in advertising expenses primarily attributable to LINGO, a decrease of $6.7 million in salaries and benefits expense due to cost cutting/staff reduction efforts which is net of $0.3 million of related severance expense in 2006, a decrease of $6.3 million in sales and marketing expense primarily for agent commissions related to low margin prepaid services, a decrease of $6.1 million in professional fees which includes savings related to Sarbanes-Oxley compliance and consulting support of the LINGO and wireless businesses, a decrease of $1.8 million in general and administrative expenses and a decrease of $1.2 million in occupancy and travel and entertainment expenses.

Canada: Canada selling, general and administrative expense increased $0.7 million to $98.3 million for the year ended December 31, 2006 from $97.6 million for the year ended December 31, 2005. The increase is attributable to an increase of $3.3 million in advertising, an increase of $1.2 million in professional fees and an increase of $0.6 million in occupancy and travel and entertainment expenses. These increases were partially offset by a decrease of $2.1 million in sales and marketing expense, a decrease of $1.3 million in salaries which reflects $0.9 million of severance expense in 2006 and a decrease of $1.0 million in general and administrative expenses.

Europe: Europe selling, general and administrative expense decreased $43.6 million to $46.3 million for the year ended December 31, 2006 from $89.9 million for the year ended December 31, 2005. The decrease is attributable to a decrease of $32.8 million in sales and marketing expense primarily for agent commissions related to low margin prepaid services, a decrease of $4.5 million in salaries and benefits expense which reflects $1.1 million of severance expense in 2006, a decrease of $2.3 million in professional fees, a decrease of $1.4 million in travel and entertainment expenses, a decrease of $1.4 million in general and administrative expenses and a decrease of $1.2 million in occupancy expenses and advertising.

Asia-Pacific: Asia-Pacific selling, general and administrative expense decreased $15.5 million to $79.7 million for the year ended December 31, 2006 from $95.1 million for the year ended December 31, 2005. The decrease is attributable to a decrease of $9.3 million in salaries and benefits expense which reflects $0.3 million of severance expense in 2006, a decrease of $4.4 million in advertising and a decrease of $1.8 million in general and administrative expenses.

Depreciation and amortization expense decreased $39.1 million to $47.5 million for the year ended December 31, 2006 from $86.6 million for the year ended December 31, 2005. The decrease consisted of a decrease in depreciation expense of $27.6 million and a decrease in amortization expense of $11.5 million. The decrease is primarily due to the asset impairment recognized in the second quarter 2006.

Gain or loss on sale or disposal of assets was a loss of $16.1 million for the year ended December 31, 2006. We recognized a charge associated with the sale or disposal of specific long-lived assets which were taken out of service. The charge includes $8.9 million in the United States, $2.2 million in the United Kingdom, $2.0 million in Japan, $1.8 million in Canada and $1.2 million in various other countries and is comprised of network fiber, peripheral switch equipment, software development costs and other network equipment. Loss on disposal of assets was $13.4 million for the year ended December 31, 2005. We recognized a charge associated with the disposal of specific long-lived assets which were taken out of service. The charge included $8.9 million in the United Kingdom, $3.1 million in the United States, $1.3 million in Germany and $0.1 million in Spain and was comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

Asset impairment write-down was $209.2 million for 2006. During the second quarter 2006, the Company adjusted the carrying value of its long-lived assets and indefinite lived intangible assets to their estimated fair value of $108.7 million and $34.9 million, respectively. The $209.2 million write-down consists of a write-down of $151.8 million in property and equipment, $5.3 million in customer lists and other intangible assets, and $52.1 million in goodwill under the provisions of SFAS No. 144 and SFAS No. 142.

Interest expense, including accretion of debt discount, increased $2.5 million to $55.9 million for the year ended December 31, 2006 from $53.4 million for the year ended December 31, 2005. The increase is the result of $8.2 million from changes in the variable interest rate of our Senior Secured Term Loan Facility, the issuance of our $27.5 million Step Up Convertible Subordinated Debentures and capital leases. This is offset by a $5.7 million decrease due to interest saved from exchanges of $56.3 million of 2003 Convertible Subordinated Debentures, and $2.5 million of October 1999 Senior Notes, deferred offering costs amortization changes and other interest.

Change in fair value of derivatives embedded within convertible debt was a gain of $5.4 million for the year ended 2006. Our Step Up Convertible Subordinated Debentures, 2000 Convertible Subordinated Debentures and 2003 Convertible Senior Notes contained embedded derivatives that required bifurcation from the debt host from February 27 to June 20, 2006. We recognized these embedded derivatives as a current liability in our balance sheet, measured them at their estimated fair value and recognized changes in the fair value of the derivative instruments in earnings. We estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of 100% as of June 20, 2006. On June 20, 2006, the embedded derivatives no longer qualified for bifurcation. We estimated that the embedded derivatives had a June 20, 2006 (the final valuation date) fair value of $10.3 million and at March 31, 2006, an estimated fair value of $13.1 million. The embedded derivatives derived their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives decreased as the price of our common stock decreased. The closing price of our common stock decreased to $0.64 on June 20, 2006 from $0.88 on February 27, 2006, causing the overall value of the derivative instrument to decline. As a result, during the year ended December 31, 2006, we recognized a gain of $5.4 million from the change in estimated fair value of the embedded derivatives.

Gain on early extinguishment or restructuring of debt was $7.4 million for the year ended 2006. In June 2006, we exchanged $54.8 million principal amount of the Company’s 2003 Convertible Senior Notes and $20.5 million of cash for $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes and $11.3 million of future cash payments resulting in a gain on restructuring of debt of $4.8 million including the expensing of related financing costs. In March 2006, we exchanged $27.4 million principal amount of our 2000 Convertible Subordinated Debentures for $27.5 million principal amount of our 2006 Step Up Convertible Subordinated Debentures resulting in a gain on early extinguishment of debt of $1.5 million including the write-off of related deferred financing costs. In January 2006, we exchanged 1,825,000 shares of our common stock for the extinguishment of $2.5 million in principal amount of the October 1999 Senior Notes resulting in a $1.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

Foreign currency transaction gain (loss) was a gain of $10.6 million for the year ended December 31, 2006 as compared to a loss of ($17.6) million for the year ended December 31, 2005. The gain or loss is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense increased to $4.9 million for the year ended December 31, 2006 from $3.8 million for the year ended December 31, 2005. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiaries by our Canadian and Australian subsidiaries.

Results of operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004

Net revenue decreased $163.3 million or 12.2% to $1,176.6 million for the year ended December 31, 2005 from $1,339.9 million for the year ended December 31, 2004 for the reasons described below. Our data/Internet and VOIP revenue contributed $182.3 million and $88.8 million, respectively, for the year ended December 31, 2005, as compared to $174.1 million and $63.1 million, respectively, for the year ended December 31, 2004.

United States: United States net revenue decreased $40.4 million or 16.3% to $207.0 million for the year ended December 31, 2005 from $247.4 million for the year ended December 31, 2004. The decrease is primarily attributed to a decrease of $33.7 million in retail voice services (including declines in residential and small business voice services and prepaid services), a decrease of $23.1 million in carrier services and a $4.7 million decrease in Internet services which was partially offset by an increase of $20.1 million in retail VOIP and an increase of $1.1 million in wireless services.

Canada: Canada net revenue increased $17.4 million or 7.1% to $261.5 million for the year ended December 31, 2005 from $244.1 million for the year ended December 31, 2004. The increase is primarily attributed to an increase of $30.4 million in new products, which include local, VOIP and wireless services, an $11.2 million increase in prepaid services, and a $10.7 million increase in Internet services (mainly due to the April 2004 acquisition of Magma Communications Ltd. (“Magma”)), which was partially offset by a decrease of $34.4 million in retail voice services. The strengthening of the CAD against the USD accounted for a $17.9 million increase to revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

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

Asia-Pacific: Asia-Pacific net revenue decreased $41.5 million or 10.2% to $355.1 million for the year ended December 31, 2005 from $396.6 million for the year ended December 31, 2004. The decrease is primarily attributable to a $32.8 million decrease in residential voice services, a $32.3 million decrease in dial-up Internet services, an $8.2 million decrease in business voice services, and a $3.5 million decrease in prepaid services, partially offset by a $32.0 million increase in new Australia DSL services, and a $3.3 million increase in carrier services. The strengthening of the AUD against the USD accounted for a $14.0 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the year ended December 31, 2005		For the year ended December 31, 2004		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$344,218	97%	$384,900	97%	$(40,682)	(11)%
Other	10,890	3%	11,732	3%	(842)	(7)%

Asia-Pacific Total	$355,108	100%	$396,632	100%	$(41,524)	(10)%

Cost of revenue decreased $35.8 million to $779.8 million, or 66.3% of net revenue, for the year ended December 31, 2005 from $815.6 million, or 60.9% of net revenue, for the year ended December 31, 2004. We continue to experience a shift from higher margin legacy long distance voice and dial-up Internet revenues to new product sets that include bundled services and lower margin prepaid and resold services. We are also experiencing significant pressure on our margins with the increased customer and service migration fees in Canada and Australia.

United States: United States cost of revenue decreased $25.8 million primarily due to a decrease of $22.6 million in carrier services, a decrease of $12.0 million in retail voice services, a decrease of $3.1 million for prepaid services and a decrease of $2.6 million for Internet services. The decreases were partially offset by an increase of $13.1 million in VOIP services, and an increase of $1.4 million in wireless services, as these businesses expand further.

Canada: Canada cost of revenue increased $20.9 million primarily due to an increase of $25.3 million in new products, which include local, VOIP and wireless services and customer migration fees, $5.7 million in prepaid services and $3.9 million in Internet services. The increases were partially offset by a decrease in retail voice services of $13.5 million. The strengthening of the CAD against the USD accounted for a $7.4 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

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

Asia-Pacific: Asia-Pacific cost of revenue decreased $4.4 million primarily due to a decrease of $11.6 million in residential voice services, a decrease of $9.6 million of Internet services, a decrease of $2.8 million in business services, and a decrease of $2.3 million in prepaid services. These decreases were partially offset by an increase of $19.1 million for DSL services including customer migration fees, and an increase of $2.8 million for carrier services. Strengthening of the AUD against the USD accounted for an $8.1 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Selling, general and administrative expenses decreased $13.3 million to $379.1 million, or 32.2% of net revenue, for the year ended December 31, 2005 from $392.4 million, or 29.3% of net revenue, for the year ended December 31, 2004.

The decrease in selling, general and administrative expenses is attributable to a decrease of $22.0 million in sales and marketing expenses primarily for agent commissions, a decrease of $5.6 million in advertising expenses for new products, and a decrease of $2.3 million for general and administrative expenses. These decreases were partially offset by an increase of $8.8 million in salaries and benefits which reflects $3.5 million of severance expense and additional spending for VOIP, local, broadband and wireless initiatives, a $6.3 million increase in professional fees which includes efforts related to Sarbanes-Oxley compliance and consulting support of the LINGO and wireless businesses, and an increase of $1.5 million in occupancy.

United States: United States selling, general and administrative expenses decreased $0.9 million to $96.5 million for the year ended December 31, 2005 from $97.4 million for the year ended December 31, 2004. The decrease is attributable to a decrease of $3.2 million in salaries and benefits expense due to cost cutting/staff reduction efforts which is net of $1.4 million of related severance expenses, a decrease of $1.2 million in sales and marketing expense primarily for agent commissions, and a decrease of $0.8 million in advertising expenses. These decreases were partially offset by an increase of $3.8 million in professional fees which includes efforts related to Sarbanes-Oxley compliance and consulting support of the LINGO and wireless businesses, and an increase of $0.8 million in occupancy.

Canada: Canada selling, general and administrative expense increased $7.2 million to $97.6 million for the year ended December 31, 2005 from $90.4 million for the year ended December 31, 2004. The increase is attributable to an increase of $8.9 million in salaries and benefits expense which reflects $0.8 million of severance expense and additional spending for new products, and an increase of $1.4 million in professional fees. These increases were partially offset by a decrease of $3.3 million in advertising expenses.

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

Asia-Pacific: Asia-Pacific selling, general and administrative expense decreased $3.5 million to $95.1 million for the year ended December 31, 2005 from $98.6 million for the year ended December 31, 2004. The decrease is attributable to a decrease of $3.0 million in general and administrative expenses, and a decrease of $1.6 million in advertising expenses. These decreases were partially offset by an increase of $2.1 million in salaries and benefits expense which reflects $0.9 million of severance expense.

Depreciation and amortization expense decreased $5.1 million to $86.6 million for the year ended December 31, 2005 from $91.7 million for the year ended December 31, 2004. The decrease consisted of a decrease in amortization expense of $3.5 million and a decrease in depreciation expense of $1.5 million as assets become fully depreciated.

Loss on sale or disposal of assets was $13.4 million for the year ended December 31, 2005. We recognized a charge associated with the disposal of specific long-lived assets which were taken out of service. The charge included $8.5 million in the United Kingdom, $3.1 million in the United States, $1.3 million in Germany and $0.1 million in Spain and was comprised of network fiber, peripheral switch equipment, software development costs and other network equipment. The charge also included $0.4 million of wireless handset development costs in the United Kingdom determined to be obsolete. Loss on sale of disposal of assets was $1.9 million for the year ended December 31, 2004. The loss was primarily the result of a sale of network equipment which was decommissioned when it was replaced by newer technology during the three months ended June 30, 2004.

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

Interest and other income decreased $9.0 million to $2.5 million for the year ended December 31, 2005, from $11.5 million for the year ended December 31, 2004. The decrease is primarily due to the release of a provision for a tax assessment in the year ended December 31, 2004, including interest and penalties, related to a business acquisition in March 1999. In August 2004, we were released from the tax assessment in its entirety and recorded a $9.2 million gain.

Foreign currency transaction gain (loss) was a loss of ($17.6) million for the year ended December 31, 2005 as compared to a gain of $6.6 million for the year ended December 31, 2004. The loss is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense decreased to $3.8 million for the year ended December 31, 2005 from $5.7 million for the year ended December 31, 2004. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiary by our Canadian and Australian subsidiaries, and the decrease is due to lower interest and fees.

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

Net cash provided by operating activities was $12.9 million for the year ended December 31, 2006 as compared to net cash used in operating activities of $50.7 million for the year ended December 31, 2005. For the year ended December 31, 2006, net loss, net of non-cash operating activity, provided $19.9 million of cash. In addition, cash was increased by a reduction in accounts receivable of $14.8 million, increases in deferred revenue, accrued expenses, accrued income taxes and other liabilities of $3.8 million, and a reduction in prepaid expenses and other current assets of $9.4 million. In 2006, we used $36.6 million to reduce our accounts payable and accrued interconnection costs. During the year ended December 31, 2005, cash was increased by reductions in accounts receivable of $19.3 million and prepaid expenses and other current assets of $4.1 million as prepaid balances, inventories and non-trade receivables were reduced. For the year ended December 31, 2005, net loss, net of non-cash operating activity, used $19.0 million of cash. In addition, we used $46.1 million to reduce our accounts payable and accrued interconnection costs, $7.4 million to reduce our accrued expenses, accrued interest, accrued income tax and other liabilities and $1.6 million to increase other assets.

Net cash used by investing activities was $17.9 million for the year ended December 31, 2006 compared to $44.3 million for the year ended December 31, 2005. Net cash used by investing activities during the year ended December 31, 2006 included $33.0 million of capital expenditures primarily for additions to our DSL networks in Australia and Canada and back office support systems, offset by a $2.4 million decrease in restricted cash and $12.9 million net cash proceeds from the disposition of our India operations. Net cash used by investing activities during the year ended December 31, 2005 included $49.8 million of capital expenditures primarily for additions to our global network, especially the Australian DSL network, and back office support systems, offset by a $5.8 million decrease in restricted cash.

Net cash provided by financing activities was $25.5 million for the year ended December 31, 2006 as compared to net cash provided by financing activities of $89.7 million for the year ended December 31, 2005. During the year ended December 31, 2006, net cash provided by financing activities consisted of $32.4 million from the issuance of $24.1 million 5% Exchangeable Senior Notes for $17.7 million in cash, net of $2.9 million in financing costs, and the issuance of $14.8 million through an amended and restated loan facility with a Canadian financial institution, net of $0.2 million in financing costs; $5.0 million from the sale of 6.7 million shares of our common stock pursuant to a subscription agreement with an existing stockholder; partially offset by $11.9 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the year ended December 31, 2005, net cash provided by financing activities consisted of $97.0 million from the issuance of our $100 million senior secured term loan facility, net of $3.0 million in financing costs, and $12.8 million issued through the loan agreement with a Canadian financial institution; partially offset by $20.3 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

As of December 31, 2006, we had $64.3 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with our 2007 operations and completed financing transactions, will be sufficient to fund our debt service requirements, the repayment of the 2000 Convertible Subordinated Debentures and other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for the next twelve months.

We have successfully executed a number of liquidity-enhancing initiatives that enabled us to fund both our 2006 and 2007 business plans and to meet our debt maturity obligations in February 2007. These initiatives included the following transactions: (1) the sale of Primus India for $13.0 million in net cash proceeds in 2006; (2) private debt exchanges and issuances involving new 5% Exchangeable Senior Notes that raised $20.5 million in cash without materially increasing the amount of total debt in 2006; (3) raising $5.0 million in equity in 2006; (4) in 2007, two private sales of $75.2 million principal amount of new 14 1/4% Second Lien Notes for cash, and the accompanying private exchange of an additional $33.0 million principal amount of 14 1/4% Second Lien Notes for $40.7 million principal amount of existing 12.75% Senior Notes; (5) financing and refinancing arrangements with fiber and equipment vendors in 2006 and 2007; (6) the sale of a business unit in Australia for approximately $6 million in net cash proceeds in 2007; and (7) the refinancing of the existing Canadian credit facility in 2007.

Our high-margin broadband, VOIP, mobile and local service initiatives are performing well. They have reached an annualized revenue run-rate of approximately $140 million, having experienced a 52% year-over-year increase in revenue in 2006. We are pleased with that performance but also believe that our potential for growth is much higher in these services with greater investment than is currently available to us. Tapping that full potential will require a greater investment in sales and marketing over the next two years. Such an investment seems fully justified given our clear need for revenue and profitability growth from these services to compensate for the corresponding declines from our high-margin legacy long distance voice and dial-up Internet businesses. This remains management’s primary challenge, and improvements in this area are closely linked to our ability to enhance operating performance in order to access growth capital needed to realize our full potential.

We will continue to have significant debt service obligations during the next year and on a long-term basis. Also there can be no assurance that changes in assumptions or conditions, including those referenced under “Legal Proceedings” and “Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity.

As of December 31, 2006, we have $6.2 million in future minimum purchase obligations, $41.0 million in future operating lease payments and $644.1 million of indebtedness. Payments of principal and interest are due as follows (and do not include the effects of the $108 million principal amount of 14 1/4% Second Lien Notes due 2011 issued in February and March 2007 or the refinancing of the Canadian loan agreement with Guggenheim Corporate Funding, LLC (see Note 21—“Subsequent Events”)):

Year Ending December 31,	Vendor Financing (1)	Senior Secured Term Loan Facility (2)	Other Long Term Obligations	Senior Notes	Convertible and Exchangeable Senior Notes (3)(4)	Step Up Subordinated Debentures	Convertible Subordinated Debentures	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2007	$8,764	$12,628	$5,600	$28,324	$5,713	$1,832	$23,355	$815	$14,815	$101,846
2008	8,944	12,509	28,232	28,324	5,713	2,107	—	1,354	10,663	97,846
2009	2,414	12,390	28	99,884	5,713	29,679	—	2,316	7,406	159,830
2010	2,356	12,271	28	19,200	137,879	—	—	812	4,676	177,222
2011	4	94,250	28	19,200	—	—	—	261	1,640	115,383
Thereafter	—	—	90	283,000	—	—	—	661	1,835	285,586

Total Minimum Principal & Interest Payments	22,482	144,048	34,006	477,932	155,018	33,618	23,355	6,219	41,035	937,713
Less: Amount Representing Interest	(2,488)	(45,798)	(2,994)	(171,372)	(21,446)	(6,137)	(653)	—	—	(250,888)

Face Value of Long-Term Obligations	19,994	98,250	31,012	306,560	133,572	27,481	22,702	6,219	41,035	686,825
Less: Amount Representing Discount	—	—	—	—	(1,407)	(3,947)	—	—	—	(5,354)
Add: Exchangeable Notes Interest Treated as Long-Term Obligations (3)	—	—	—	—	9,857	—	—	—	—	9,857

Book Value of Long-Term Obligations	$19,994	$98,250	$31,012	$306,560	$142,022	$23,534	$22,702	$6,219	$41,035	$691,328

(1)	For preparation of this table, we have used the renegotiated payment schedule of Optus promissory note, which extended the payment through December 2008 (see Note 21—“Subsequent Events”).
(2)	For preparation of this table, we have assumed the interest rate of the $100 million Senior Secured Term Loan Facility to be 11.9%, which is the rate at December 31, 2006.
(3)	For preparation of this table, we have assumed that the maturity date for the 5% Exchangeable Senior Notes is June 30, 2010 and will not be accelerated to June 30, 2009.
(4)	For preparation of this table, we have shown separately the cash interest payments of the 5% Exchangeable Senior Notes as a portion of long-term obligations (see Note 5—“Long-Term Obligations”). The interest due on the exchangeable notes in 2007, 2008, 2009 and 2010 is $2.8 million, $2.8 million, $2.8 million and $1.4 million, respectively.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $0.8 million in 2007.

The indentures governing the senior notes, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures, convertible subordinated debentures, and the senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by our subsidiaries. The Company was in compliance with the above covenants at December 31, 2006.

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

In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described herein under “Special Note Regarding Forward—Looking Statements,” the most efficient use of our capital and resources, including investment in our network, systems and new product initiatives, purchasing, refinancing, exchanging, tendering for or retiring certain of our outstanding debt securities in privately negotiated transactions, open market transactions or by other direct or indirect means or purchasing our common stock in the open market to the extent permitted by our existing covenants.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We anticipate that the adoption of this standard will not have a material impact on our results of operations, financial position and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No.108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No.108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No.108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. We adopted SAB No.108 for the year ended December 31, 2006 with no impact on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the over- or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We anticipate that the adoption of this standard will not have an impact on our results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require new fair value measurements and the Company does not expect the application of this standard to change our current practices. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We anticipate that the adoption of this standard will not have an impact on our results of operations, financial position and cash flows.

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

•

increased competitive pressures, declining usage patterns, and our new product initiatives, bundled service offerings, the pace and cost of customer migration onto our networks, the effectiveness and profitability of the new products;

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

•

difficulty in maintaining or increasing customer revenues and margins through our new product initiatives and bundled service offerings, and difficulties in migrating and provisioning broadband and local customers to DSL networks;

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

•	entry into developing markets;

•	aggregate margin contribution from the new products are not sufficient in amount or timing to offset the margin decline in our legacy long distance voice and dial-up ISP businesses;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel;

•	risks associated with international operations;

•	dependence on effective information systems;

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

Foreign currency can have a major impact on our financial results. Currently 81% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the year ended December 31, 2006, as compared to the year ended December 31, 2005, the USD was weaker on average as compared to the CAD, EUR and GBP, and stronger on average as compared to the AUD. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (10)%, (1)%, (26)% and (39)% in local currency compared to the year ended December 31, 2005, but increased (decreased) (11)%, 5%, (26)% and (38)% in USD, respectively.

Interest rates—The majority of our long-term debt obligations are at fixed interest rates at December 31, 2006. In February 2005, we obtained a $100 million senior secured loan facility, which has a variable interest rate feature. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the year ended 2006 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, convertible senior notes, exchangeable senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at December 31, 2006. In the case of the convertible senior notes and convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features and excludes an unamortized debt discount of $5.4 million and future cash interest payments of $9.9 million from our 5% Exchangeable Senior Notes that are treated as long term obligations (see Note 5—“Long-Term Obligations”). The table reflects a new schedule for Optus principal payments based on a renegotiated agreement in February 2007 but excludes the March 2007 issuance of the new 14 1/4% Second Lien Notes (see Note 21—“Subsequent Events”).

	Year of Maturity
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Fixed Rate	$33,305	$35,828	$101,241	$135,840	$24	$235,083	$541,321	$357,792
Average Interest Rate	7%	8%	11%	2%	4%	8%	8%
Variable Rate	$1,000	$1,000	$1,000	$1,000	$94,250	$—	$98,250	$98,250
Average Interest Rate	12%	12%	12%	12%	12%	12%	12%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as a result of the material weakness described below, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting.

As part of our compliance efforts relative to Section 404 of Sarbanes-Oxley Act of 2002, management assessed the effectiveness of internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment, management identified a material weakness in our internal control over accounting for income taxes. The material weakness in internal control related to a lack of personnel with adequate expertise in income tax accounting matters, a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures. These deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in the Company’s interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by its internal control over financial reporting. Because of this material weakness in internal control over financial reporting, management concluded that, as of December 31, 2006, our internal control over financial reporting was not effective based on the criteria set forth by COSO.

Management’s report on internal control over financial reporting as of December 31, 2006 appears on page F-2 and is incorporated herein by reference. The report of Deloitte & Touche LLP on management’s assessment and the effectiveness of internal control over financial reporting are set forth in Part IV, Item 15 of this annual report.

Discussion on Income Tax Material Weakness.

Our income tax accounting in 2006 had significant complexity due to impairment of assets, cancellation of indebtedness, a significant number of foreign subsidiary legal entities and various tax contingencies. To address this complexity, we instituted other procedures and outsourced the more complex areas of our income tax work to third party tax service providers. While these steps have helped address some of the internal control deficiencies noted above, they have not been sufficient to conclude that our internal control over accounting for income taxes was effective as of December 31, 2006. Accordingly, we have, and will continue, to conduct significant remediation activities including:

•	Hiring of additional full time tax accounting staff;

•	Increased use of third party tax service providers for the more complex areas of our income tax accounting; and

•	Increased formality and rigor of controls and procedures over accounting for income taxes.

To address the control weakness described above, we performed additional analysis and other procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control.

Other than the changes in accounting for income taxes noted above, there have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls over financial reporting, that occurred during the quarter ended December 31, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain of the information required by Part III will be provided in our definitive proxy statement for our 2007 annual meeting of stockholders (involving the election of directors and possibly other matters), which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2007 (“2007 Proxy Statement”), and is incorporated herein by this reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors is set forth under the caption entitled “Election of Directors” in our 2007 Proxy Statement and is incorporated herein by reference. Information relating to our executive officers is set forth in our 2007 Proxy Statement under the caption “Executive Officers, Directors and Key Employees” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officer, directors and 10% stockholders are required under Securities Exchange Act of 1934 to file with the Securities and Exchange Commission reports of ownership and changes in ownership in their holdings in our stock. Based solely on an examination of these reports, all such reports have been timely filed.

Code Of Ethics

We have adopted a Code of Ethics applicable to all directors, officers and employees, including the chief executive officer, senior financial officers and other persons performing similar functions. The Code of Ethics is a statement of business practices and principles of behavior that support our commitment to conducting business while maintaining the highest standards of business conduct and ethics. Our Code of Ethics covers topics including, but not limited to, compliance resources, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code. A copy of the Code of Ethics is available on our website at www.primustel.com. Any amendment of the Code of Ethics or any waiver of its provisions for a director, executive officer or senior financial officer must be approved by the Board of Directors. We will publicly disclose any such waivers or amendments pursuant to applicable SEC and the Over-the-Counter Bulletin Board regulations.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding compensation of our officers and directors is set forth under the caption entitled “Executive Compensation” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of certain of our securities is set forth under the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with us is set forth under the caption entitled “Certain Relationships and Related Transactions” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (in thousands):

	2006	2005
Audit fees (a)	$4,693.8	$5,420.4
Audit-related fees	—	—
Tax fees (b)	352.8	593.2
All other fees (c)	46.6	61.9

Total	$5,093.2	$6,075.5

(a)	Fees for audit services include audit of annual financial statements, attestation of management’s assessment of internal control, as required by the Sarbanes-Oxley Act of 2002, Section 404, reviews of quarterly financial statements, statutory and regulatory audits, comfort letters, consents and other matters related to SEC filings.
(b)	Fees for tax services include corporate tax compliance and tax planning and advice for subsidiaries in the United States, Canada, Australia, the United Kingdom, Japan and Germany.
(c)	Fees for other services include fees billed for permitted non-audit services.

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

Pre-Approval Policy

The services performed by the independent registered public accounting firm in 2006 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 4, 2004 meeting, as amended at its February 9, 2005 meeting. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform.

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

b)	Exhibit listing

Exhibit Number	Description
3.1	First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the “S-8 Registration Statement”).

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).

3.3	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the “IPO Registration Statement”).

3.4	Registration Rights Agreement dated December 31, 2002, concerning the rights of the former holders of the Company’s Series C Convertible Preferred Stock (the “2002 Registration Rights Agreement”); Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 2, 2003.

3.5	Amendment No. 1 to the 2002 Registration Rights Agreement; Incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3, No. 333-110234 (the “Resale S-3”).

4.1	Specimen Certificate of Primus Common Stock; Incorporated by reference to Exhibit 4.1 of the IPO Registration Statement.

4.2	Form of Indenture of Primus, between Primus and Wachovia, N.A. including therein the form of the notes; Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4, No. 333-114981; filed with the SEC on April 29, 2004.

4.3	Intentionally left blank.

4.4	Intentionally left blank.

4.5	Contractual/Governance Agreement dated November 4, 2003, the Company and certain stockholders; Incorporated by reference to Exhibit 99.4 to the Schedule 13D/A filed by AIG Global Sports and Entertainment Fund, L.P. and related entities.

4.6	Indenture, dated February 27, 2006, between the Company and U.S. Bank National Association, as Trustee, concerning the Step Up Convertible Subordinated Debentures due 2009, including therein the form of the debentures; Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K file on March 2, 2006.

4.7	Intentionally left blank.

Exhibit Number	Description
4.8	Rights Agreement, dated as of December 23, 1998, between Primus and StockTrans, Inc., including the Form of Rights Certificate (Exhibit A), the Certificate of Designation (Exhibit B) and the Form of Summary of Rights (Exhibit C); Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, No. 0-29092 filed with the Commission on December 30, 1998.

4.9	Amendments to Rights Agreement, dated as of December 30, 2002 and May 2, 2003, between Primus and StockTrans, Inc.; Incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and Exhibit 4(a) of the Company’s Current Report on Form 8-K dated May 2, 2003, respectively.

4.10	Form of legend on certificates representing shares of Common Stock regarding Series B Junior Participating Preferred Stock Purchase Rights; Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, No. 0-29092 filed with the Commission on December 30, 1998.

4.11	Intentionally left blank.

4.12	Intentionally left blank.

4.13	Intentionally left blank.

4.14	Indenture, dated October 15, 1999, between the Company and First Union National Bank including therein the form of the notes; Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, No. 333-90179, filed with the SEC on November 2, 1999.

4.15	Intentionally left blank.

4.16	Indenture, dated February 24, 2000, between the Company and First Union National Bank; Incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

4.17	Specimen 5 3/4% convertible subordinated debenture due 2007; Incorporated by reference to Exhibit A to Exhibit 4.16 to the 2000 10-K.

4.18	Intentionally left blank.

4.19	Intentionally left blank.

4.20	Indenture dated as of September 15, 2003 between the Company and Wachovia Bank, National Association, concerning the Company’s 3 3/4% convertible notes, including therein the forms of the notes; Incorporated by reference to Exhibit 4.1 of Post-Effective Amendment No.1 (No. 333-109902) to the Company’s Registration Statement on Form S-3.

4.21	Registration Rights Agreement dated as of September 15, 2003 between the Company, Lehman Brothers Inc. and Harris Nesbitt Corp; Incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No.1 (No. 333-109902) to the Company’s Registration Statement on Form S-3.

4.22	Form of Senior Debt Indenture under Universal Shelf Registration Statement on Form S-3 (No. 333-110241) (the “Universal S-3”); Incorporated by reference to Exhibit 4.3 of the Universal S-3.

4.23	Form of Subordinated Debt Indenture under Universal S-3; Incorporated by reference to Exhibit 4.4 of the Universal S-3.

4.24	Indenture, dated as of February 26, 2007, between Primus Telecommunications IHC, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., and U.S. Bank National Association, as Trustee (the 14 1/4% Notes Indenture”); Incorporated by reference to Exhibit 4.2 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

4.25	Registration Rights Agreement of Primus Telecommunications IHC, Inc., dated February 26, 2007 concerning its 14 1/4% Second Lien Notes due 2011 (the “14 1/4% Second Lien Notes”); Incorporated by reference to Exhibit 4.3 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

Exhibit Number	Description
4.26	Collateral Agreement, dated as of February 26, 2007, made by each of the signatories (together with any future party hereto), in favor of U.S. Bank National Association, as collateral agent for the holders of the 14 1/4% Second Lien Notes issued by Primus Telecommunications IHC, Inc. pursuant to the 14 1/4% Notes indenture; Incorporated by reference to Exhibit 4.4 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

4.27	Intercreditor Agreement, dated as of February 26, 2007, among Primus Telecommunications Holding, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications IHC, Inc., Lehman Commercial Paper Inc., as administrative agent for the participants under the Term Loan Agreement, and U.S. Bank National Association, as collateral agent for the 14 1/4% Second Lien Notes; Incorporated by reference to Exhibit 4.5 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

10.1	Second amended and restated Loan agreement, dated as of January 31, 2006 between the Manufactures Life Insurance Company and Primus Telecommunications Canada Inc. and 3082833 Nova Scotia Company; Incorporated by reference to the Company’s current report on Form 8-K dated February 3, 2006.

10.2	Term Loan Agreement, dated as of February 18, 2005; Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 25, 2005.

10.3	Guarantee and Collateral Agreement, dated as of February 18, 2005; Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated February 25, 2005.

10.4	Employment Agreement, dated June 1, 1994, between Primus and K. Paul Singh; Incorporated by reference to Exhibit 10.5 of the IPO Registration Statement.**

10.5	Primus Equity Incentive Plan, as amended (formerly known as Primus Stock Option Plan); Incorporated by reference to Exhibit 10.5 of the 2004 10-K.**

10.6	Primus Director Compensation Plan; Incorporated by reference to Exhibit 10.6 of the 2004 10-K.**

10.7	Form of Subscription Agreement, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-110241), as supplemented by the Prospectus Supplement dated March 13, 2006; Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 15, 2006.

10.8	Second Amendment, dated as of February 22, 2007, to the Term Loan Agreement, dated as of February 18, 2005 (as amended, supplemented or otherwise modified in writing from time to time), among Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as advisor, Lehman Commercial Paper Inc., as syndication agent and administrative agent; Incorporated by reference to Exhibit 10.1 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

10.9	Intentionally left blank.

10.10	Intentionally left blank.

10.11	Intentionally left blank.

10.12	Primus Employee Stock Purchase Plan; Incorporated by reference to Exhibit 10.15 of the 1997 Senior Note Registration Statement.**

10.13	Primus 401(k) Plan as amended; Incorporated by reference to Exhibit 4.4 of the Primus Registration Statement on Form S-8 (No. 333-35005) and as amended on Post Effective Amendment No. 1 to Form S-8 filed with the SEC on March 26, 2003.

10.14	Intentionally left blank.

10.15	Intentionally left blank.

Exhibit Number	Description
10.16	Intentionally left blank.

10.17	Intentionally left blank.

10.18	The Company’s 1998 Restricted Stock Plan; Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, No. 333-86839, filed with the Commission on September 17, 1999.

12.1	Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31	Certifications.*

32	Certification.***

*	Filed herewith.
**	Compensatory benefit plan.
***	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

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

Signature	Title	Date

/s/ K. PAUL SINGH K. Paul Singh	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2007

/s/ JOHN F. DEPODESTA John F. DePodesta	Executive Vice President, Chief Legal Officer, Chief Corporate Development Officer, Secretary and Director	March 30, 2007

/s/ THOMAS R. KLOSTER Thomas R. Kloster	Chief Financial Officer (Principal Financial Officer)	March 30, 2007

/s/ TRACY B. LAWSON Tracy B. Lawson	Vice President—Corporate Controller (Principal Accounting Officer)	March 30, 2007

/s/ DAVID E. HERSHBERG David E. Hershberg	Director	March 30, 2007

/s/ DOUGLAS M. KARP Douglas M. Karp	Director	March 30, 2007

Signature	Title	Date

/s/ PRADMAN KAUL Pradman Kaul	Director	March 30, 2007

/s/ PAUL G. PIZZANI Paul G. Pizzani	Director	March 30, 2007

/s/ JOHN PUENTE John Puente	Director	March 30, 2007

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that Primus did not maintain effective internal control over financial reporting as of December 31, 2006, due to the material weakness in the Company’s internal control over accounting for income taxes (details provided in Item 9A. Controls and Procedures of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006).

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-4.

/s/ K. PAUL SINGH K. Paul Singh Chairman, President and Chief Executive Officer and Director	March 30, 2007

/s/ THOMAS R. KLOSTER Thomas R. Kloster Chief Financial Officer (Principal Financial Officer)	March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated and subsidiaries

McLean, Virginia

We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, cash flows and comprehensive loss for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primus Telecommunications Group, Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments to conform to Financial Accounting Standards Board (FASB) No. 123(R), Share-based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

McLean, Virginia

March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated and subsidiaries

McLean, Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Primus Telecommunications Group, Incorporated and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness related to accounting for income taxes has been identified and included in management’s assessment:

The design of the Company’s internal control over financial reporting lacked effective controls for the proper reconciliation of the components of its parent company and subsidiaries’ income tax assets and liabilities to related consolidated balance sheet accounts, including a detailed comparison of items filed in the subsidiaries’ tax returns to the corresponding calculations of balance sheet tax accounts prepared in accordance with accounting principles generally accepted in the United States of America, nor maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes, and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile deferred tax balances. These control deficiencies resulted in adjustments to the deferred tax assets, valuation allowance and net operating loss and could result in a misstatement of the current and deferred income taxes and related disclosures that would result in a material misstatement of annual or interim financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the control objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 29, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

DELOITTE & TOUCHE LLP

McLean, Virginia

March 29, 2007

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2006	2005	2004
NET REVENUE	$1,011,467	$1,176,586	$1,339,866
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	663,830	779,765	815,639
Selling, general and administrative	287,609	379,074	392,358
Depreciation and amortization	47,536	86,562	91,699
Loss on sale or disposal of assets	16,097	13,364	1,941
Asset impairment write-down	209,248	—	1,624

Total operating expenses	1,224,320	1,258,765	1,303,261

INCOME (LOSS) FROM OPERATIONS	(212,853)	(82,179)	36,605
INTEREST EXPENSE	(54,169)	(53,436)	(50,523)
ACCRETION ON DEBT DISCOUNT	(1,732)	—	—
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	5,373	—	—
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	7,409	(1,693)	(10,982)
INTEREST AND OTHER INCOME	3,693	2,282	11,108
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	10,633	(17,628)	6,588

LOSS BEFORE INCOME TAXES	(241,646)	(152,654)	(7,204)
INCOME TAX EXPENSE	(4,866)	(3,808)	(5,686)

LOSS FROM CONTINUING OPERATIONS	(246,512)	(156,462)	(12,890)
INCOME FROM DISCONTINUED INDIA OPERATIONS, net of tax	1,139	2,082	2,309
GAIN ON SALE OF DISCONTINUED INDIA OPERATIONS, net of tax	7,415	—	—

NET LOSS	(237,958)	(154,380)	(10,581)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Loss from continuting operations	$(2.19)	$(1.64)	$(0.14)
Income from discontinued India operations	0.01	0.02	0.02
Gain on sale of discontinued India operations	0.06	—	—

Net loss	$(2.12)	$(1.62)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	112,366	95,384	89,537

Diluted	112,366	95,384	89,537

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,317	$42,999
Accounts receivable (net of allowance for doubtful accounts receivable of $17,296 and $16,788)	118,012	141,909
Prepaid expenses and other current assets	24,278	31,905

Total current assets	206,607	216,813
RESTRICTED CASH	8,415	10,619
PROPERTY AND EQUIPMENT—Net	111,682	285,881
GOODWILL	34,893	85,745
OTHER INTANGIBLE ASSETS—Net	2,762	11,392
OTHER ASSETS	27,891	30,639

TOTAL ASSETS	$392,250	$641,089

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$70,586	$83,941
Accrued interconnection costs	48,942	64,333
Deferred revenue	18,315	30,037
Accrued expenses and other current liabilities	46,984	31,400
Accrued income taxes	17,921	16,339
Accrued interest	13,627	13,268
Current portion of long-term obligations	36,997	16,092

Total current liabilities	253,372	255,410
LONG-TERM OBLIGATIONS (net of discount of $5,354 and $0)	607,077	619,120
OTHER LIABILITIES	56	2,893

Total liabilities	860,505	877,423

COMMITMENTS AND CONTINGENCIES (See Notes 2 and 8.)
STOCKHOLDERS’ DEFICIT:
Preferred stock: Not Designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—300,000,000 shares authorized; 113,848,540 and 105,254,552 shares issued and outstanding	1,138	1,053
Additional paid-in capital	692,941	686,196
Accumulated deficit	(1,087,996)	(850,038)
Accumulated other comprehensive loss	(74,338)	(73,545)

Total stockholders’ deficit	(468,255)	(236,334)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$392,250	$641,089

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Shares	Amount	Additional Paid-In Capital
BALANCE, JANUARY 1, 2004	88,473	885	651,159	(685,077)	(63,333)	(96,366)
Common shares issued upon exercise of stock options	682	7	1,070	—	—	1,077
Common shares issued for compensation	—	—	10	—	—	10
Common shares issued under employee stock purchase plan	124	1	324	—	—	325
Common shares issued for business acquisitions	734	7	6,066	—	—	6,073
Common shares cancelled for Restricted Stock Plan	(1)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(9,294)	(9,294)
Net loss	—	—	—	(10,581)	—	(10,581)

BALANCE, DECEMBER 31, 2004	90,012	$900	$658,629	$(695,658)	$(72,627)	$(108,756)
Common shares issued upon exercise of stock options	34	1	53	—	—	54
Common shares issued under employee stock purchase plan	224	2	200	—	—	202
Common shares issued in exchange for the Company’s convertible subordinated debentures	9,820	98	22,980	—	—	23,078
Common shares issued in exchange for the Company’s senior notes	5,165	52	4,334	—	—	4,386
Foreign currency translation adjustment	—	—	—	—	(918)	(918)
Net loss	—	—	—	(154,380)	—	(154,380)

BALANCE, DECEMBER 31, 2005	105,255	$1,053	$686,196	$(850,038)	$(73,545)	$(236,334)
Common shares issued for cash	6,667	66	4,934	—	—	5,000
Common shares issued under employee stock purchase plan	102	1	57	—	—	58
Common shares issued in exchange for the Company’s senior notes	1,825	18	1,333	—	—	1,351
Stock option compensation expense			545			545
Offering cost for sale of stock			(124)	—	—	(124)
Foreign currency translation adjustment	—	—	—	—	(793)	(793)
Net loss	—	—	—	(237,958)	—	(237,958)

BALANCE, DECEMBER 31, 2006	113,849	$1,138	$692,941	$(1,087,996)	$(74,338)	$(468,255)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(237,958)	$(154,380)	$(10,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	15,094	21,522	20,210
Stock compensation expense	545	—	10
Depreciation and amortization	48,156	87,729	92,744
Loss on sale or disposal of assets	8,706	13,380	1,941
Asset impairment write-down	209,248	—	1,624
Accretion of debt discount	1,732	—	—
Equity investment write-off and loss	—	249	412
Change in fair value of derivatives embedded within convertible debt	(5,373)	—	—
(Gain) loss on early extinguishment of debt	(7,409)	1,693	10,982
Other	(1,110)	(381)	(452)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(11,736)	11,208	(10,476)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	14,825	19,276	361
Decrease in prepaid expenses and other current assets	9,367	4,077	3,702
(Increase) decrease in other assets	1,173	(1,599)	(10,927)
Increase (decrease) in accounts payable	(18,427)	(33,792)	7,943
Decrease in accrued interconnection costs	(18,210)	(12,297)	(20,155)
Increase (decrease) in accrued expenses, accrued income taxes, deferred revenue, other current liabilities and other liabilities	3,823	(7,313)	(14,880)
Increase (decrease) in accrued interest	424	(90)	938

Net cash provided by (used in) operating activities	12,870	(50,718)	73,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(33,016)	(49,823)	(41,786)
Cash from disposition of business, net of cash disposed	12,947	—	—
Cash used for business acquisitions, net of cash acquired	(227)	(243)	(29,608)
(Increase) decrease in restricted cash	2,427	5,813	(4,186)

Net cash used in investing activities	(17,869)	(44,253)	(75,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	35,291	112,717	242,240
Deferred financing costs	(2,850)	(3,000)	(7,000)
Purchase of the Company’s debt securities	—	—	(207,472)
Principal payments on long-term obligations	(11,907)	(20,269)	(35,564)
Proceeds from sale of common stock, net of issuance costs	4,934	256	1,402

Net cash provided by (used in) financing activities	25,468	89,704	(6,394)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	849	(1,402)	(5,820)

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,318	(6,669)	(14,398)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,999	49,668	64,066

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,317	$42,999	$49,668

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$51,487	$50,932	$47,529
Cash paid for taxes	$2,971	$7,704	$1,054
Non-cash investing and financing activities:
Capital lease additions	$135	$7,234	$436
Leased fiber capacity additions	$—	$—	$3,820
Property and equipment, accrued in current liabilities	$—	$517	$—
Common stock issued for business acquisition	$—	$—	$6,073
Business acquisitions, financed by long-term obligations	$—	$2,064	$3,740
Business acquisition costs, accrued in current liabilities	$—	$—	$229
Settlement of outstanding debt with issuance of common stock	$1,351	$27,464	$—
Settlement of outstanding debt with issuance of new convertible debt	$(27,417)	$—	$—
Issuance of new convertible debt in exchange for convertible subordinated debentures	$27,481	$—	$—
Settlement of outstanding debt with issuance of new exchangeable debt	$(54,750)	$—	$—
Issuance of new exchangeable debt in exchange for convertible senior debentures	$47,102	$—	$—

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2006	2005	2004
NET LOSS	$(237,958)	$(154,380)	$(10,581)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(444)	(918)	(9,294)
Reclassification of foreign currency translation adjustment for loss from the India transaction included in net loss	(349)	—	—

COMPREHENSIVE LOSS	$(238,751)	$(155,298)	$(19,875)

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

The Company targets customers with significant telecommunications needs, including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers. The Company provides services over its global network, which consists of:

•

15 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct the voice traffic across the network) in the United States, Canada, Australia, Europe and Japan;

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Legal Matter—On January 26, 2007, a group of plaintiffs who allegedly held approximately $91 million principal amount of 8% Senior Notes due 2014 issued by Primus Telecommunications Holding, Inc., (“Holding”), a wholly owned subsidiary of Primus Telecommunications Group, Incorporated (“Group”), filed suit in the United States District Court for the Southern District of New York alleging that Group and Holding were insolvent and that funds to be used to make a February 15, 2007 principal payment of $22.7 million to holders of Group’s outstanding 2000 Convertible Subordinated Debentures had been or would be impermissibly transferred from Holding or its subsidiaries to Group. The plaintiffs allege that the intercompany transfers were or would be fraudulent conveyances or illegal dividends and that the February 15 , 2007 payment by Group to holders of the 2000 Convertible Subordinated Debentures also would be a fraudulent transfer. The complaint sought declarative and injunctive relief to prevent, set aside or declare illegal or fraudulent certain transfers of funds from Holding to Group and injunctive relief to prevent certain payments or disbursements of funds by Group in respect of outstanding obligations of Group that are payable, including the $22.7 million payable by Group in respect of Group’s outstanding 2000 Convertible Subordinated Debentures due February 15, 2007. Plaintiffs were allowed expedited discovery and moved for a preliminary injunction to prevent Group from making the February 15, 2007 payment. On February 14, 2007, after a three-day trial, the plaintiffs’ request for a preliminary injunction was denied by the court. Accordingly, on February 15, 2007, Group satisfied and paid the $22.7 million in respect of the 2000 Convertible Subordinated Debentures. Group and Holding have notified the plaintiffs and the court that they intend to file a motion to dismiss the remaining elements of the complaint. Since

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the complaint was filed, seven of the sixteen plaintiffs have voluntarily dismissed their claims. If the plaintiffs were to succeed on their claims, it could put in jeopardy the Company’s ability to make certain payment obligations timely. However, Group and Holding believe that the claims concerning this litigation are without merit and will continue to defend the matter vigorously.

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”), 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”) and owned approximately 85% of Direct Internet Limited (“DIL”) (the India operations) through June 23, 2006, in all of which the Company has or had a controlling interest. In the second quarter 2006, the Company consummated a share purchase agreement with Videsh Sanchar Nigam Limited (“VSNL”), whereby VSNL purchased 100% of the stock of DIL. The Company has agreed to purchase an additional 39% of Matrix with the purchase price to be paid in cash and is awaiting certain conditions to be met before closing can be completed. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc. (“Bekko”).

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

Net revenue is also earned on a fixed monthly fee basis for unlimited local and long distance plans and for the provision of data/Internet services (including retail VOIP). Data/Internet services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths. These fees are recognized as access is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. The Company records payments received in advance for services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided.

A portion of revenue, representing less than 1% of total revenue, is earned from the sale of wireless handsets and VOIP routers. The Company applies the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company has concluded that EITF Issue No. 00-21 requires the Company to account for the sale of wireless handsets and VOIP routers and the related cost of handset and router revenues as a separate unit of accounting when title to the handset or router passes to the customer. Revenue recognized is the portion of the activation fees allocated to the router or handset unit of accounting in the statement of operations when title to the router or handset passes to the customer. The Company defers the portion of the activation fees allocated to the service unit of accounting, and recognize such deferred fees on a straight-line basis over the contract life in the statement of operations.

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

Advertising Costs—In accordance with Statement of Position 93-7, “Reporting on Advertising Costs,” costs for advertising are expensed as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $23.1 million, $35.4 million and $44.9 million, respectively.

Property and Equipment—Property and equipment is recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. The estimated useful lives of property and equipment are as follows: network equipment—5 to 8 years, fiber optic and submarine cable—8 to 25 years, furniture and equipment—5 years, leasehold improvements and leased equipment—shorter of lease or useful life. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

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

Goodwill and Other Intangible Assets—Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (October 1 for Primus) for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives will be amortized over their useful lives and are subject to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment analysis for goodwill and other indefinite lived intangible assets is also triggered by the performance of a SFAS No. 144 analysis.

The Company’s reporting units are the same as its operating segments as each segment’s components have been aggregated and deemed a single reporting unit because they have similar economic characteristics. Each component is similar in that they each provide telecommunications services for which all of the resources and costs are drawn from the same pool, and are evaluated using the same business factors by management. Furthermore, segment management measures results and allocates resources for the segment as a whole and utilizes country by country financials for statutory reporting purposes.

Goodwill impairment is tested using a two-step process that begins with an estimation of the fair value of each reporting unit. The first step is a screen for potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount.

In estimating fair value of its reporting units, the Company compares market capitalization of its common stock, distributed between the reporting units based on adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) projections, to the equivalent carrying value (total assets less total liabilities) of such reporting unit. When its carrying value of a reporting unit is a negative value, the Company proceeds to use alternative valuation techniques. These techniques include comparing total fair value of invested capital, distributed between the reporting units based on adjusted EBITDA projections, to the equivalent carrying value (book equity plus book long-term obligations). The carrying value of each reporting unit includes an allocation of the corporate invested capital based on relative size of the reporting units’ intercompany payables and invested capital. Using the Company’s adjusted EBITDA projections is a judgment item that can significantly affect the outcome of the analysis, both in basing the allocation on the most relevant time period as well as in allocating fair value between reporting units.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation of Long-Lived Assets—The Company reviews intangible and other long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected undiscounted future cash flows to the carrying amount of the assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company is required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and carrying value of the assets.

The Company makes significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as determining asset groups and estimating future cash flows, remaining useful lives, discount rates and growth rates. The resulting undiscounted cash flows are projected over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While the Company believes that its estimates are reasonable, different assumptions could materially affect the valuation of the long-lived assets. During 2006, the Company completed an evaluation of its expected future cash flows compared to the carrying value of its assets based on estimates of its expected results of operations. The Company derives future cash flow estimates from its historical experience and its internal business plans, which include consideration of industry trends, competitive actions, technology changes, regulatory actions, available financial resources for marketing and capital expenditures and changes in its underlying cost structure.

The Company has concluded that it has one asset group; the network. This is due to the nature of its telecommunications network which utilizes all of the POPs, switches, cables and various other components throughout the network to form seamlessly the telecommunications gateway over which its products and services are carried for any given customer’s phone call or data or Internet transmission. Furthermore, outflows to many of the external network providers are not separately assignable to revenue inflows for any phone call or service plan.

The Company makes assumptions about the remaining useful life of its long-lived assets. The assumptions are based on the average life of its historical capital asset additions, its historical asset purchase trend and that its primary assets, its network switches, have an 8-year life. Because of the nature of its industry, the Company also assumes that the technology changes in the industry render all equipment obsolete with no salvage value after their useful lives. In certain circumstances in which the underlying assets could be leased for an additional period of time, the Company has included such estimated cash flows in its estimate.

The estimate of the appropriate discount rate to be used to apply the present value technique in determining fair value was the Company’s weighted average cost of capital which is based on the effective rate of its long-term debt obligations at the current market values as well as the current volatility and trading value of our common stock.

Deferred Financing Costs—Deferred financing costs incurred in connection with the step up convertible subordinated debentures due August 2009 (“Step Up Convertible Subordinated Debentures”), the senior secured term loan facility (the “Facility”), the 8% senior notes due 2014 (“2004 Senior Notes”), the 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”), the 5 3/4% convertible subordinated debentures due February 2007 (“2000 Convertible Subordinated Debentures”), the 12 3/4% senior notes due 2009 (“October 1999 Senior Notes”), and other financing arrangements are reflected within other assets and are being amortized over the life of the respective financing arrangements using the effective interest method. As the Company makes debt repurchases, corresponding amounts of deferred financing costs are written-off in determining the gain or loss on early extinguishment of debt.

Derivative Instruments—The Company does not hold or issue derivative instruments for trading purposes. During the three months ended March 31, 2006, the Company had entered into financing arrangements that contained embedded derivative features due to the Company having insufficient authorized shares to support conversion of all potentially convertible instruments. The Company accounted for these arrangements in

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as well as related interpretations of these standards. The Company bifurcated embedded derivatives that were not clearly and closely related to the host contract and recorded them as a liability in its balance sheet at their estimated fair value. Changes in their estimated fair value of $5.4 million were recognized in earnings during the period of change. Since June 20, 2006, when authorization for sufficient authorized shares was obtained, the feature that established the embedded derivative no longer exists. The fair value of the embedded derivative at June 20, 2006, was added back to the debt balance. The remaining debt discount after adding back the fair value of embedded derivatives is accreted through interest expense over the remaining term of the respective instrument using the effective interest method.

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

Stock-Based Compensation—On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123(R), and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company issues new shares of common stock upon the exercise of stock options.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid in capital (APIC) pool related to the tax effects of share-based compensation and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of share-based award that were fully vested and outstanding upon the adoption of SFAS No. 123(R).

The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future. The Company also had an Employee Stock Purchase Plan, which was suspended on July 27, 2006, and allowed employees to elect to purchase stock at 85% of fair market value (determined monthly) and was considered compensatory under SFAS No. 123(R).

The Company recorded an incremental $545 thousand stock-based compensation expense for the year ended December 31, 2006, as a result of the adoption of SFAS No. 123(R).

Prior to the adoption on January 1, 2006 of SFAS No. 123(R), the Company used the intrinsic value method to account for these plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following tables illustrate the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation during 2005 and 2004, respectively (in thousands, except per share amounts):

	For the Year Ended December 31, 2005
	As Determined Under SFAS No. 123	As Reported Under APB No. 25	Difference
Loss from continuing operations	$(162,572)	$(156,462)	$(6,110)
Income from discontinued India operations	2,082	2,082	—

Net loss	$(160,490)	$(154,380)	$(6,110)

Basic income (loss) per share:
Loss from continuing operations	$(1.70)	$(1.64)	$(0.06)
Income from discontinued operations	0.02	0.02	—

Net loss	$(1.68)	$(1.62)	$(0.06)

Diluted income (loss) per share:
Loss from continuing operations	$(1.70)	$(1.64)	$(0.06)
Income from discontinued operations	0.02	0.02	—

Net loss	$(1.68)	$(1.62)	$(0.06)

	For the Year Ended December 31, 2004
	As Determined Under SFAS No. 123	As Reported Under APB No. 25	Difference
Loss from continuing operations	$(15,580)	$(12,890)	$(2,690)
Income from discontinued India operations	2,309	2,309	—

Net loss	$(13,271)	$(10,581)	$(2,690)

Basic income (loss) per share:
Loss from continuing operations	$(0.17)	$(0.14)	$(0.03)
Income from discontinued operations	0.02	0.02	—

Net loss	$(0.15)	$(0.12)	$(0.03)

Diluted income (loss) per share:
Loss from continuing operations	$(0.17)	$(0.14)	$(0.03)
Income from discontinued operations	0.02	0.02	—

Net loss	$(0.15)	$(0.12)	$(0.03)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value at date of grant for options granted during 2006, 2005, and 2004 was $0.43, $0.46 and $3.09 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected stock price volatility	98%	83%	116%
Risk-free interest rate	4.7%	4.5%	3.4%
Expected option term	4 years	4 years	4 years

As of December 31, 2006, the Company had 1.3 million unvested awards outstanding of which $0.4 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.92 years.

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

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of embedded derivatives, market assumptions used in estimating the fair values of certain assets and liabilities such as marketable securities and long-term obligations, the calculation used in determining the fair value of the Company’s stock options required by SFAS No. 123(R), various tax contingencies, the asset impairment write-down, and purchase price allocations.

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

Income (Loss) Per Common Share—Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock and related income. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible preferred stock and convertible debt securities. In 2006, 2005 and 2004, the Company incurred losses, and the effect of potential common stock was excluded from the computation of diluted loss per share as the effect was antidilutive. If the effect of potential

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock had been included, there would have been additional shares outstanding of 86,748,289, 24,480,512 and 24,148,299 for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of our discontinued operations.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company anticipates that the adoption of this standard will not have a material impact on our results of operations, financial position and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB No. 108 for the year ended December 31, 2006 with no impact on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the over- or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of this standard did not have an impact on the Company’s results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require new fair value measurements, and the Company does not expect the application of this standard to change its current practices. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company anticipates that the adoption of this standard will not have a material impact on its results of operations, financial position and cash flows.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company anticipates that the adoption of this standard will not have a material impact on its results of operations, financial position and cash flows.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Network equipment	$110,110	$753,593
Furniture and equipment	6,544	69,837
Leasehold improvements	981	15,409
Construction in progress	6,132	3,945

Subtotal	123,767	842,784
Less: Accumulated depreciation	(12,085)	(556,903)

Total property and equipment, net	$111,682	$285,881

Depreciation and amortization expense for property and equipment including equipment under capital leases and vendor financing obligations for the years ended December 31, 2006, 2005 and 2004 was $42.6 million, $70.2 million and $71.8 million, respectively. The Company recorded asset impairment write-downs of $209.2 million, $0.0 million and $1.6 million in 2006, 2005 and 2004, respectively (see Note 16—“Asset Impairment”).

At December 31, 2006, the total equipment under capital lease and vendor financing obligations consisted of $43.2 million of network equipment and $0.3 million of administrative equipment, with accumulated depreciation of $15.9 million and $0.1 million, respectively. At December 31, 2005, the total equipment under capital lease and vendor financing obligations consisted of $86.2 million of network equipment and $1.2 million of administrative equipment, with accumulated depreciation of $25.5 million and $0.6 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of December 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$3,537	$(933)	$2,604	$190,370	$(179,863)	$10,507
Brand name acquired	—	—	—	3,420	(3,148)	272
Other	252	(94)	158	2,400	(1,787)	613

Total	$3,789	$(1,027)	$2,762	$196,190	$(184,798)	$11,392

Amortization expense for customer lists, brand name and other intangible assets for the year ended December 31, 2006, 2005 and 2004 was $4.9 million, $16.4 million and $19.9 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2007, 2008 and 2009 to be approximately $1.6 million, $0.9 million and $0.2 million, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of December 31, 2006	As of December 31, 2005
Goodwill	$34,893	$85,745

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 are as follows (in thousands):

	United States	Canada	Europe	Asia-Pacific	Total
Balance as of January 1, 2005	$36,339	$27,906	$2,088	$17,013	$83,346
Goodwill acquired during period	—	2,064	—	—	2,064
Purchase accounting allocation adjustment	—	118	—	(190)	(72)
Effect of change in foreign currency exchange rates	432	1,339	(266)	(1,098)	407

Balance as of December 31, 2005	36,771	31,427	1,822	15,725	85,745
Goodwill impairment write-down	(36,972)	(8,918)	(1,927)	(4,096)	(51,913)
Sale of discontinued operations	—	—	—	(723)	(723)
Effect of change in foreign currency exchange rates	201	573	105	905	1,784

Balance as of December 31, 2006	$—	$23,082	$—	$11,811	$34,893

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	December 31,
	2006	2005
Obligations under capital leases	$6,451	$7,612
Leased fiber capacity	13,543	19,717
Senior secured term loan facility	98,250	99,250
Financing facility and other	31,012	17,454
Senior notes	306,560	309,060
Exchangeable senior notes	66,180	—
Convertible senior notes	75,842	132,000
Step up convertible subordinated debentures	23,534	—
Convertible subordinated debentures	22,702	50,119

Subtotal	644,074	635,212
Less: Current portion of long-term obligations	(36,997)	(16,092)

Total long-term obligations	$607,077	$619,120

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ending December 31,	Vendor Financing (1)	Senior Secured Term Loan Facility (2)	Financing Facility and Other	Senior Notes	Convertible and Exchangeable Senior Notes (3) (4)	Step Up Convertible Subordinated Debentures	Convertible Subordinated Debentures	Total
2007	$8,764	$12,628	$5,600	$28,324	$5,713	$1,832	$23,355	$86,216
2008	8,944	12,509	28,232	28,324	5,713	2,107	—	85,829
2009	2,414	12,390	28	99,884	5,713	29,679	—	150,108
2010	2,356	12,271	28	19,200	137,879	—	—	171,734
2011	4	94,250	28	19,200	—	—	—	113,482
Thereafter	—	—	90	283,000	—	—	—	283,090

Total Minimum Principal & Interest Payments	22,482	144,048	34,006	477,932	155,018	33,618	23,355	890,459
Less: Amount Representing Interest	(2,488)	(45,798)	(2,994)	(171,372)	(21,446)	(6,137)	(653)	(250,888)

Face Value of Long-Term Obligations	19,994	98,250	31,012	306,560	133,572	27,481	22,702	639,571
Less: Amount Representing Discount	—	—	—	—	(1,407)	(3,947)	—	(5,354)

Add: Exchangeable Notes Interest Treated as Long-Term Obligations (3)	—	—	—	—	9,857	—	—	9,857

Book Value of Long-Term Obligations	$19,994	$98,250	$31,012	$306,560	$142,022	$23,534	$22,702	$644,074

(1)	We have used the renegotiated payment schedule of the Optus promissory note, which extended the payments through December 2008 (see Note 21—“Subsequent Events”).
(2)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 11.9%, which is the interest rate at December 31, 2006.
(3)	For preparation of this table, we have assumed that the maturity date for the 5% Exchangeable Senior Notes is June 30, 2010 and will not be accelerated to June 30, 2009.
(4)	For preparation of this table, we have shown separately the cash interest payments of PTHI’s 5% Exchangeable Senior Notes as a portion of long-term obligations (see “Senior Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the exchangeable notes in 2007, 2008, 2009 and 2010 is $2.8 million, $2.8 million, $2.8 million and $1.4 million, respectively.

The above table excludes the February and March 2007 issuances of $108 million principal amount, in aggregate, of the new 14 1/4% Senior Secured Notes due 2011 (“14 1/4% Second Lien Notes”) and the refinancing of the Canadian loan agreement with Guggenheim Corporate Funding, LLC (see Note 21—“Subsequent Events”).

The indentures governing the senior notes, senior secured term loan facility, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures and convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company’s subsidiaries. The Company was in compliance with the above covenants at December 31, 2006.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Secured Term Loan Facility

In February 2005, a direct wholly-owned subsidiary of the Company, Primus Telecommunications Holding, Inc. (PTHI), completed a six-year, $100 million senior secured term loan facility (the “Facility”). Each borrowing made under the Facility may be, at the election of PTHI at the time of the borrowing, a London Inter-Bank Offered Rate (LIBOR) loan (which will bear interest at a rate equal to LIBOR + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.0%). The interest rate at December 31, 2006 was 11.9%. The Facility contains no financial maintenance covenants. The Company borrowed $100 million under this facility in February 2005.

The Facility will be repaid in 24 quarterly installments, which began on June 30, 2005, at a rate of one percent of the original principal per year over the next five years and nine months, and the remaining balance repaid on the sixth anniversary date of the Facility, with early redemption at a premium to par at PTHI’s option at any time after February 18, 2006. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries and stock pledges. As part of the term loan amendment, negotiated in February 2007 (see Note 21—“Subsequent Events”), the interest rate will increase by  1/4%.

Senior Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures

In the second quarter 2006, the Company completed the exchange of $54.8 million principal amount of the Company’s 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) and $20.5 million in cash for $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes. This exchange has been deemed a troubled debt restructuring, and accordingly, has been accounted for as a modification of debt, with total future cash payments of $67.6 million being recorded in long-term obligations. The Company recognized a gain on restructuring of debt of $4.8 million in connection with this exchange, including the expensing of $2.9 million of financing costs. The 5% Exchangeable Senior Notes will mature on June 30, 2010, subject to an accelerated maturity of June 30, 2009 at the option of the holders if the Company does not increase its equity (through designated transactions) in the aggregate of $25 million during the three years following issuance of the senior notes. Interest of the 5% Exchangeable Senior Notes will be paid at the rate of 5% per annum on each June 30 and December 30, beginning on December 30, 2006. Under certain circumstances, the Company may elect to make interest payments in shares of common stock, although the holders of the 5% Exchangeable Senior Notes will be entitled to receive the first two semi-annual interest payments wholly in cash. The 5% Exchangeable Senior Notes are exchangeable, in the aggregate, into 46,935,833 shares of the Company’s common stock at a conversion price of $1.20 per share of common stock, subject to adjustment. If the closing bid price of the Company common stock, for at least 20 trading days in any consecutive 30 trading-day period, exceeds 150% of the conversion price then in effect, the Company may elect to exchange the senior notes for shares of the Company’s common stock at the conversion price, subject to certain conditions, including that no more than 50% of the senior notes may be exchanged by the Company within any 30-day period. As of December 31, 2006, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may require the Company to repurchase the 5% Exchangeable Senior Notes at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The 5% Exchangeable Senior Notes are guaranteed by Primus Telecommunications Group, Incorporated (PTGI) (See Note 20—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

In the first quarter 2006, the Company completed the exchange of $27.4 million principal amount of the Company’s 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) for $27.5 million principal amount of the Company’s step up convertible subordinated debentures due August 2009 (“Step Up Convertible Subordinated Debentures”) through two transactions. The Company recognized a

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gain on early extinguishment of debt of $1.5 million in connection with this exchange. The Step Up Convertible Subordinated Debentures will mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The Step Up Convertible Subordinated Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009. The Step Up Convertible Subordinated Debentures are convertible in the aggregate into 23,151,643 shares of the Company’s common stock. The Indenture permits the Company, at its sole option, to require conversion if the Company’s stock trades at 150% of the conversion price for at least 20 days within a 30 day period, subject to certain conditions, including that no more than 25% of the notes may be exchanged within any 30 day trading period. As of December 31, 2006, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The Step Up Convertible Subordinated Debentures are subordinated to all indebtedness of the Company, except for other subordinated indebtedness.

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

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 2003 Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company is accreting the difference between the face values of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes. At December 31, 2006, the carrying value of the Step Up Convertible Subordinated Debentures (face value of $27.5 million) was $23.5 million, and the carrying value of the 2003 Convertible Senior Notes (face value of $77.3 million) was $75.8 million. The effective interest rate of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes at December 31, 2006 was 14.0% and 5.4%, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at December 31, 2006 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. The 2004 Senior Notes are guaranteed by PTGI (see Note 20—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”). During the year ended December 31, 2004, the Company reduced $5.0 million principal balance of the 2004 Senior Notes through open market purchases.

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

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 2000 Convertible Subordinated Debentures with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. During the years ended December 31, 2001 and 2000, the Company reduced $36.4 million principal balance of the debentures through open market purchases and $192.5 million principal balance through exchanges for its common stock. The principal that was exchanged for common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $4.0 million principal amount of the 2000 Convertible Subordinated Debentures through open market purchases. During the year ended December 31, 2005, the Company exchanged 9,820,000 shares of the Company’s common stock for the extinguishment of $17.0 million principal amount of these debentures. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt,” the Company recognized an induced conversion expense of $6.1 million in connection with this conversion. During the quarter ended March 31, 2006, the Company exchanged $27.4 million of the 2000 Convertible Subordinated Debentures for $27.5 million principal amount of the Company’s Step Up Convertible Subordinated Debentures. The remaining $22.7 million of the debentures were paid in full upon maturity on February 15, 2007.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the October 1999 Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million principal amount of these senior notes. During the quarter ended March 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million principal amount of these senior notes (see Note 21—“Subsequent Events”).

Leased Fiber Capacity

Beginning September 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. The effective interest rate on current borrowings is 8.07%. The Company agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. During the fourth quarter 2006, the Company signed a new agreement with SCCL which requires the Company to purchase an additional $1.7 million of capacity in 2007 and extends and straight-lines the payment schedule to March 2014. At December 31, 2006 and 2005, the Company had a liability recorded under this agreement in the amount of $5.6 million and $10.7 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million AUD ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. At December 31, 2006 and December 31, 2005, the Company had a liability recorded in the amount of $7.9 million (10.1 million AUD) and $9.0 million (12.4 million AUD), respectively. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance, an aggregate $7.9 million (10.1 million AUD), in three equal monthly principal payments in the first quarter 2007. The interest rate remains 10.2%, and the interest payments continue monthly (see Note 21—“Subsequent Events”).

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement with Alleasing Finance Australia United for network equipment. Payments will be made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.3%. At December 31, 2006 and 2005, the Company had a liability recorded under this agreement in the amount of $5.2 million (6.6 million AUD) and $6.1 million (8.4 million AUD), respectively.

In April 2004, Primus Canada entered into a loan agreement with a Canadian financial institution. The agreement provided for a $36.2 million (42.0 million CAD) two-year secured non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allows the proceeds to be used for general corporate purposes of the Company and is secured by the assets of Primus Canada’s operations. In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement that extended the maturity date by one year to

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 2007. In January 2006, Primus Canada entered into a second Amended and Restated Loan Agreement (“Second Amended Agreement”) that extended the maturity date by a further one year to April 2008. The Second Amended Agreement is now a four-year non-revolving term loan credit facility bearing an interest rate of 7.75%. The new agreement reduced the maximum loan balance from $36.2 million (42.0 million CAD) to $27.6 million (32.0 million CAD) and established quarterly principal payments of $0.9 million (1.0 million CAD) commencing in April 2007. In February 2006, the Company drew the remaining $14.6 million (17.0 million CAD) available under the amended loan facility. At December 31, 2006 and December 31, 2005, the Company had an outstanding liability of $27.6 million (32.0 million CAD) and $12.9 million (15.0 million CAD), respectively. An affiliate of Primus Canada has an additional loan facility agreement with the Canadian financial institution, which is guaranteed by Primus Canada, and had a liability under this facility of $2.6 million (3.0 million CAD) and $2.6 million (3.0 million CAD) at December 31, 2006 and December 31, 2005, respectively. In March 2007, the Canadian facility was refinanced (see Note 21—“Subsequent Events”).

6. INCOME TAXES

The total provision for income taxes for the years ended December 31, 2006, 2005, and 2004 is as follows (in thousands):

		2006	2005	2004
Current:	Federal	$—	$—	$—
	State	—	—	—
	Foreign	4,866	3,808	6,129

		4,866	3,808	6,129
Deferred:	Federal	—	—	—
	State	—	—	—
	Foreign	—	—	(443)

		—	—	(443)

Total Tax Provision		$4,866	$3,808	$5,686

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes, and extraordinary items due to the following (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Tax provision (benefit) at federal statutory rate	$(82,160)	$(51,902)	$(2,450)
Foreign income taxes	4,866	3,808	5,686
State tax (net of federal)	(758)	—	—
Effect of rate differences outside the United States	3,157	3,473	65
Non-deductible items	13,417	8,184	66
Increase (decrease) in valuation allowance	65,934	36,481	2,955
Other	410	3,764	(636)

Income taxes	$4,866	$3,808	$5,686

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2006, 2005, and 2004, the Company had income from operations of the discontinued India operations of $1,217,000, $2,271,000 and $2,522,000, respectively. The Company recorded income tax expense of $78,000, $189,000 and $213,000 related to these discontinued operations for the years ended December 31, 2006, 2005, and 2004, respectively. In connection with the sale of the India operations, the Company recognized a gain of $7,415,000, which had no related tax expense due to our preexisting capital loss carryforward.

Deferred income taxes are recognized to account for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts as of each period-end, based on enacted tax laws and statutory income tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets	$368,626	$306,364
Valuation allowance	(337,696)	(261,936)
Deferred tax liabilities	(21,276)	(34,850)

Net deferred taxes	$9,654	$9,578

Change in net deferred taxes is due to change in foreign currency translation.

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Current
Allowance for bad debt	$2,616	$3,441
Other	3,356	1,679
Valuation allowance	(5,392)	(3,521)

	$580	$1,599

Non Current
Basis difference in intangibles	$39,249	$34,844
Basis difference in fixed assets impairment	119,538	74,212
Foreign tax credit	7,320	7,320
Capital loss carryforward	1,808	—
Net operating loss carryforwards	194,739	184,730
Basis difference in fixed assets	(6,462)	(20,103)
Unrealized foreign exchange gains	(9,651)	(14,373)
Other	(5,163)	(236)
Valuation allowance	(332,304)	(258,415)

	$9,074	$7,979

As of December 31, 2006, the Company had foreign operating loss carryforwards of approximately $328.2 million of which $64.9 million expire periodically from 2007 through 2021 and the remainder of which carryforward without expiration.

At December 31, 2006, the Company had United States operating loss carryforwards of $235.4 million available to reduce future United States taxable income, which expire periodically between 2014 through 2026.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the operating loss carryforwards, $133.1 million are subject to limitations in the future, in accordance with Section 382 of the Internal Revenue Code.

The Company incurred $4.7 million, $3.3 million and $5.2 million of expense in 2006, 2005 and 2004, respectively, related to foreign withholding tax on intercompany interest and royalties owed to our United States subsidiary.

No provision was made in 2006 for United States income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory tax. The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The Company’s tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law, both legislated and concluded through various jurisdictions’ tax court systems. The Company has recorded an income tax contingency reserve of $6.3 million and $6.1 million as of December 31, 2006 and 2005, respectively. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those reserved will have a material adverse impact on the Company’s financial position, results of operations and liquidity.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short period to maturity. The estimated fair value of the Company’s 5% Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures, 2004 Senior Notes, 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures and October 1999 Senior Notes (carrying value of $490 million and $491 million, at December 31, 2006 and 2005, respectively), based on quoted market prices, was $307 million and $251 million, respectively, at December 31, 2006 and 2005. The Term Loan Facility’s carrying value approximates fair value because of the variable interest rate.

8. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2007	$8,764	$815	$14,815
2008	8,944	1,354	10,663
2009	2,414	2,316	7,406
2010	2,356	812	4,676
2011	4	261	1,640
Thereafter	—	661	1,835

Total minimum lease payments	22,482	6,219	41,035
Less: Amount representing interest	(2,488)	—	—

	$19,994	$6,219	$41,035

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has contractual obligations to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $8.9 million, $25.5 million and $22.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Rent expense under operating leases was $16.7 million, $19.0 million and $17.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company believes that any aggregate liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. (See also Note 2—“Summary of Significant Accounting Policies”—“Legal Matter.”)

9. STOCKHOLDERS’ EQUITY

In March 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million in principal amount of the October 1999 Senior Notes (see Note 5—“Long-Term Obligations”). The Company also sold 6,666,667 shares of the Company’s common stock for $5.0 million cash pursuant to a subscription agreement with an existing stockholder.

During the year ended December 31, 2005, the Company exchanged 9,820,000 shares of the Company’s common stock for the extinguishment of $17.0 million in principal amount of the 2000 Convertible Subordinated Debentures and exchanged 5,165,175 shares for the extinguishment of $8.6 million in principal amount of the October 1999 Senior Notes (see Note 5—“Long-Term Obligations”).

In April 2004, Primus Canada acquired 100% of the issued stock of Magma for a total consideration of $11.3 million (15.1 million CAD), a portion of which was paid in cash and the balance in 734,018 shares of the Company’s common stock valued at $6.1 million.

10. SHARE-BASED COMPENSATION

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity during the three years ended December 31 is as follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—Beginning of year	9,316,005	$2.36	8,642,366	$2.94	7,333,891	$2.10
Granted	797,500	$0.76	1,530,500	$0.92	2,329,000	$5.25
Exercised	—	$—	(34,250)	$1.57	(681,537)	$1.58
Forfeitures	(2,194,238)	$2.50	(822,611)	$5.81	(338,988)	$3.64

Outstanding—End of year	7,919,267	$2.15	9,316,005	$2.36	8,642,366	$2.94

Eligible for exercise—End of year	6,588,966	$2.42	7,816,005	$2.63	5,578,841	$2.13

The following table summarizes information about stock options outstanding at December 31, 2006:

			Options Outstanding				Options Exercisable
Range of Option Prices			Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$0.53	to	$0.88	982,167	7.81	$0.75	$—	378,332	6.74	$0.70	$—
$0.90			790,088	4.52	$0.90	$—	790,088	4.52	$0.90	$—
$0.92			1,108,993	8.85	$0.92	$—	382,527	8.85	$0.92	$—
$0.93	to	$1.61	42,500	7.83	$1.21	$—	42,500	7.83	$1.21	$—
$1.65			1,622,836	5.97	$1.65	$—	1,622,836	5.97	$1.65	$—
$1.80	to	$2.38	1,883,983	5.85	$1.98	$—	1,883,983	5.85	$1.98	$—
$3.03	to	$6.30	1,453,500	7.40	$5.05	$—	1,453,500	7.40	$5.05	$—
$12.31	to	$17.44	19,400	2.66	$14.72	$—	19,400	2.66	$14.72	$—
$31.94	to	$33.38	15,800	3.16	$32.39	$—	15,800	3.16	$32.39	$—

			7,919,267	6.69	$2.15	$—	6,588,966	6.28	$2.42	$—

The number of unvested options expected to vest is 0.6 million shares, with a weighted average remaining life of 8.7 years, a weighted average exercise price of $0.85, and with an intrinsic value of $0.

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for the years ended 2006, 2005 and 2004. During the year ended December 31, 2004, the Company cancelled 494 shares of restricted stock (which were issued prior to 2001) due to the termination of certain employees and agents, respectively. As of December 31, 2006, 54,000 shares have been issued and none are considered restricted.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) employee benefit plan (the “401(k) Plan”) that covers substantially all United States based employees. Employees may contribute amounts to the 401(k) Plan not to exceed statutory limitations. The 401(k) Plan provides an employer matching contribution in cash of 50% of the first 6% of employee annual salary contributions capped at $2,000 which are subject to three-year cliff vesting.

The matching contribution made by the Company in cash during the years ended December 31, 2006, 2005 and 2004 was $256,000, $415,000 and $442,000, respectively.

Effective January 1, 1998, the Company adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to contribute up to 15% of their compensation to purchase the Company’s common stock at 85% of the fair market value. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the ESPP. During the years ended December 31, 2006, 2005 and 2004, the Company issued 102,321 shares, 223,228 shares and 124,292 shares under the ESPP, respectively. The ESPP plan has been suspended as of July 27, 2006.

12. RELATED PARTIES

The Company had a reciprocal services agreement with a vendor to provide and to receive domestic and international termination of telecommunication services. A Director of the Company is the Chairman and Chief Executive Officer of the vendor providing such services. The contract was on a month-to-month basis. The Company recorded revenue of approximately $0, $46,000 and $331,000 and costs of $3,000, $82,000 and $687,000 in 2006, 2005 and 2004, respectively, for services provided and other discrete services received under this agreement. The Company had no amounts due from the vendor at December 31, 2006 and 2005.

During the year ended 2006, 2005 and 2004, the Company provided international telecommunications services to a customer for which a Director of the Company is the Chairman and Chief Executive Officer of the customer. The Company recorded revenue of approximately $38,000, $46,000 and $75,000 in 2006, 2005 and 2004, respectively, for services provided. The Company had amounts due from the customer of approximately $6,000, $3,000 and $4,000 at December 31, 2006, 2005 and 2004, respectively.

13. OPERATING SEGMENT AND RELATED INFORMATION

The Company has five reportable operating segments based on management’s organization of the enterprise into geographic areas—United States, Canada, Europe and Asia-Pacific, with the wholesale business within each region managed as a separate global segment. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic region is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Operations and assets of the United States segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes. The wholesale business’ assets are indistinguishable from the respective geographic segments. Therefore, any reporting related to the wholesale business for assets, capital expenditures or other balance sheet items is impractical.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information with respect to the Company’s geographic regions and segments is as follows, and the Asia-Pacific segment is shown net of discontinued operations for net revenue and income (loss) from operations (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net Revenue by Geographic Region
United States
United States	$192,235	$203,702	$244,043
Other	4,086	3,324	3,350

Total United States	196,321	207,026	247,393

Canada
Canada	275,546	261,511	244,091

Total Canada	275,546	261,511	244,091

Europe
United Kingdom	84,397	113,859	241,271
Germany	45,289	53,658	47,480
Netherlands	34,457	102,182	79,548
Other	63,304	83,242	83,451

Total Europe	227,447	352,941	451,750

Asia-Pacific
Australia	305,718	344,218	384,900
Other	6,435	10,890	11,732

Total Asia-Pacific	312,153	355,108	396,632

Total	$1,011,467	$1,176,586	$1,339,866

Net Revenue by Segment
United States	$115,405	$136,264	$154,439
Canada	274,318	259,661	241,692
Europe	104,795	198,890	299,024
Asia-Pacific	309,258	349,068	393,613
Wholesale	207,691	232,703	251,098

Total	$1,011,467	$1,176,586	$1,339,866

Provision for Doubtful Accounts Receivable
United States	$2,686	$2,397	$928
Canada	3,432	2,862	2,564
Europe	4,288	6,092	942
Asia-Pacific	3,795	8,236	13,458
Wholesale	874	1,359	1,836

Total	$15,075	$20,946	$19,728

Income (Loss) from Operations
United States	$(96,629)	$(60,256)	$(50,613)
Canada	(7,224)	25,287	35,384
Europe	(39,697)	(51,393)	13,460
Asia-Pacific	(69,047)	(1,985)	31,987
Wholesale	(256)	6,168	6,387

Total	$(212,853)	$(82,179)	$36,605

Capital Expenditures
United States	$2,588	$11,118	$5,394
Canada	18,399	13,171	13,645
Europe	1,289	4,624	9,832
Asia-Pacific	10,740	20,910	12,915

Total	$33,016	$49,823	$41,786

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	December 31,
	2006	2005
Assets
United States
United States	$63,601	$134,360
Other	3,410	7,226

Total United States	67,011	141,586

Canada
Canada	111,838	157,155

Total Canada	111,838	157,155

Europe
United Kingdom	19,875	35,685
Germany	10,416	13,374
Netherlands	2,141	13,379
Other	49,520	57,019

Total Europe	81,952	119,457

Asia-Pacific
Australia	124,451	200,148
Other	6,998	22,743

Total Asia-Pacific	131,449	222,891

Total	$392,250	$641,089

The Company offers three main products—voice, data/Internet and VOIP in all of its segments. Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Voice	$718,863	$905,495	$1,102,635
Data/Internet	171,036	171,490	163,112
VOIP (Retail and Wholesale)	121,568	99,601	74,119

Total	$1,011,467	$1,176,586	$1,339,866

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005.

	For the Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share amounts)
Net revenue	$269,532	$252,323	$247,702	$241,910
Cost of revenue (exclusive of depreciation)	$179,064	$168,593	$158,845	$157,328
Income (loss) from operations	$(4,718)	$(227,933)*	$9,575	$10,223
Income (loss) from continuing operations	$(16,345)	$(227,861)	$121	$(2,427)
Income from discontinued operations	$647	$492	$—	$—
Gain from sale of discontinued India operations	$—	$7,415	$—	$—
Net income (loss)	$(15,698)	$(219,954)	$121	$(2,427)
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$(2.00)	$0.00	$(0.02)
Income from sale of discontinued India operations	—	0.07	—	—

Net income (loss)	$(0.15)	$(1.93)	$0.00	$(0.02)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$(2.00)	$0.00	$(0.02)
Income from sale of discontinued India operations	—	0.07	—	—

Net income (loss)	$(0.15)	$(1.93)	$0.00	$(0.02)

*	Includes asset impairment write-down of $209.2 million.

	For the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share amounts)
Net revenue	$310,987	$290,638	$290,430	$284,531
Cost of revenue (exclusive of depreciation)	$200,771	$195,340	$196,488	$187,166
Loss from operations	$(17,462)	$(24,815)	$(33,513)	$(6,389)
Loss from continuing operations	$(35,159)	$(44,770)	$(51,249)	$(25,285)
Income from discontinued operations	$532	$581	$602	$368
Net loss	$(34,627)	$(44,189)	$(50,647)	$(24,917)
Basic income (loss) per common share:
Loss from continuing operations	$(0.39)	$(0.50)	$(0.52)	$(0.25)
Income from discontinued operations	0.01	0.01	0.01	0.01

Net loss	$(0.38)	$(0.49)	$(0.51)	$(0.24)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.39)	$(0.50)	$(0.52)	$(0.25)
Income from discontinued operations	$0.01	$0.01	$0.01	$0.01

Net loss	$(0.38)	$(0.49)	$(0.51)	$(0.24)

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. LOSS ON SALE OR DISPOSAL OF ASSETS

During the year ended December 31, 2006, the Company recognized a charge of $16.1 million for the sale or disposal of specific long-lived assets which were taken out of service. The charge includes $8.9 million in the United States, $1.8 million in Canada, $3.0 million in Europe and $2.4 million in Asia-Pacific and is comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

During the year ended December 31, 2005, the Company recognized a charge of $13.4 million associated with the sale or disposal of specific long-lived assets which were taken out of service. The charge included $10.3 million in Europe and $3.1 million in the United States and was comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

16. ASSET IMPAIRMENT

In the second quarter 2006, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company identified certain indications of impairment. The overall deterioration in economic conditions within the telecommunications industry, including certain pricing actions enacted by incumbent carriers, during the first half of 2006 led the Company to believe that the fair value of certain long-lived assets had decreased significantly. Based on the Company’s evaluation, it was determined that the estimated future cash flows were less than the carrying value of its long-lived assets. The Company’s assets were evaluated as a single asset group, because of the nature of the cash flows being inseparable within a global telecommunications company. Therefore, the impairment was applied equally across the entire asset group. Accordingly, during the second quarter 2006, the Company adjusted the carrying value of its long-lived assets, including property and equipment and amortizing intangible assets, to their estimated fair value of $108.7 million, as determined through a replacement cost analysis. This adjustment resulted in an asset impairment write-down of $157.1 million, consisting of the following specific asset write-downs: $151.8 million in property and equipment and $5.3 million in customer lists and other intangible assets. The impairment analysis relied on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

Because of the impairment identified under the guidance of SFAS No. 144, the Company performed an analysis under SFAS No. 142, “Goodwill and Other Intangible Assets.” Through that evaluation, the Company determined that a $52.1 million impairment to goodwill was required in the Europe, United States, Canada and Asia-Pacific reporting units.

During the year ended December 31, 2004, the Company recognized a $1.6 million asset impairment charge of specific long-lived asset write-offs which included $0.6 million of networking equipment and $0.9 million of leasehold improvements on a vacated property in the United States.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table outlines the Company’s asset impairment write-down by segment (in thousands):

	For the Year Ended December 31,
	2006	2004
United States
United States	$65,528	$1,495
Other	4,320	—

Total United States	69,848	1,495

Canada
Canada	44,744	—

Total Canada	44,744	—

Europe
United Kingdom	9,991	—
Germany	1,430	—
Netherlands	1,677	—
Other	5,800	129

Total Europe	18,898	129

Asia-Pacific
Australia	72,603	—
Other	3,155	—

Total Asia-Pacific	75,758	—

Total	$209,248	$1,624

17. GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

In 2006, the Company issued $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes in exchange for $20.5 million of cash and the retirement of $54.8 million principal amount of the Company’s 2003 Convertible Notes. This exchange has been accounted for as a troubled debt restructuring, resulting in $11.3 million of future cash payments being recognized as long-term obligations and a gain on restructuring of debt of $4.8 million. The Company also exchanged $27.4 million principal amount of the Company’s 2000 Convertible Subordinated Debentures for $27.5 million principal amount of the Company’s 2006 Step Up Convertible Subordinated Debentures resulting in a gain on early extinguishment of debt of $1.5 million including the write-off of related deferred financing costs. In January 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million in principal amount of the October 1999 Senior Notes resulting in a $1.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

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

In 2004, the Company made open market purchases of $198.5 million principal amount of its Convertible Subordinated Debentures and Senior Notes, prior to maturity for $207.5 million and fully paid its debt obligations with Cable & Wireless (C&W) for $6.1 million resulting in a loss on early extinguishment of debt of

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$11.0 million, including the write-off of related deferred financing costs. In particular, the following high yield debt securities were purchased: $109.9 million of the January 1999 Senior Notes for $116.1 million resulting in a loss on early extinguishment of debt of $7.4 million; $46.6 million of the 1998 Senior Notes for $48.9 million resulting in a loss on early extinguishment of debt of $3.0 million; $33.1 million principal amount of the October 1999 Senior Notes for $35.0 million resulting in a loss on early extinguishment of debt of $2.5 million; $4.0 million of the 2000 Convertible Subordinated Debentures for $3.0 million resulting in a gain on early extinguishment of debt of $0.9 million; and $5.0 million principal amount of the 2004 Senior Notes for $4.5 million resulting in a gain on early extinguishment of debt of $0.4 million. The Company fully paid its debt obligation of $6.1 million with C&W from the purchase of its retail voice switched services customer base for $5.0 million in cash resulting in a gain on early extinguishment of debt of $1.1 million.

18. DISCONTINUED OPERATIONS

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

As a result of the sale, the Company’s consolidated financial statements reflect India operations as discontinued operations for the year ended December 31, 2006, 2005 and 2004. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes, as income from discontinued operations.

Summarized operating results of the discontinued India operations for year ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net revenue	$5,653	$10,810	$11,006
Operating expenses	4,476	8,552	8,553

Income from operations	1,177	2,258	2,453
Interest expense	(5)	(4)	(3)
Interest income and other income	45	17	72

Income before income tax	1,217	2,271	2,522
Income tax expense	(78)	(189)	(213)

Income from discontinued operations	$1,139	$2,082	$2,309

19. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company had no dilutive common share equivalents during the year ended December 31, 2006, due to the results of operations being a net loss. For the year ended December 31, 2006, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	7.9 million shares issuable under the Company’s stock option compensation plans,

•	46.9 million shares issuable upon the conversion of the 5% Exchangeable Senior Notes,

•	23.2 million shares issuable upon the conversion of the Step Up Convertible Subordinated Debentures,

•	8.3 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	0.5 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

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

The Company had no dilutive common share equivalents during the year ended December 31, 2004, due to the results of operations being a net loss. For the year ended December 31, 2004, the following could have potentially diluted income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	8.6 million shares issuable under the Company’s stock option compensation plans, and

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	1.3 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

20. GUARANTOR/NON-GUARANTOR CONSOLIDATING CONDENSED FINANCIAL INFORMATION

PTHI’s 2004 Senior Notes, senior secured term loan facility and 5% Exchangeable Senior Notes are fully and unconditionally guaranteed by PTGI on a senior basis as of December 31, 2006. PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of December 31, 2006 and December 31, 2005, and for the years ended December 31, 2006, 2005 and 2004 are included for (a) PTGI on a stand-alone basis; (b) PTHI on a stand-alone basis; (c) PTGI’s indirect non-guarantor subsidiaries on a combined basis; and (d) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$1,011,467	$—	$1,011,467
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	663,830	—	663,830
Selling, general and administrative	6,550	5,421	275,638	—	287,609
Depreciation and amortization	—	—	47,536	—	47,536
Loss on sale or disposal of assets	—	—	16,097	—	16,097
Asset impairment write-down	—	—	209,248	—	209,248

Total operating expenses	6,550	5,421	1,212,349	—	1,224,320

LOSS FROM OPERATIONS	(6,550)	(5,421)	(200,882)	—	(212,853)
INTEREST EXPENSE	(17,308)	(31,128)	(5,733)	—	(54,169)
ACCRETION ON DEBT DISCOUNT	(1,732)	—	—	—	(1,732)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	5,373	—	—	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	10,374	(2,850)	(115)	—	7,409
INTEREST AND OTHER INCOME	139	—	3,554	—	3,693
FOREIGN CURRENCY TRANSACTION GAIN	8,777	1,445	411	—	10,633
INTERCOMPANY INTEREST	4,104	—	(4,104)	—	—
MANAGEMENT FEE	—	5,441	(5,441)	—	—

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	3,177	(32,513)	(212,310)	—	(241,646)
INCOME TAX EXPENSE	(405)	(93)	(4,368)	—	(4,866)

LOSS BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	2,772	(32,606)	(216,678)	—	(246,512)
EQUITY IN NET LOSS OF SUBSIDIARIES	(240,730)	(208,124)	—	448,854	—

LOSS FROM CONTINUING OPERATIONS	(237,958)	(240,730)	(216,678)	448,854	(246,512)
INCOME FROM DISCONTINUED INDIA OPERATIONS, net of tax	—	—	1,139	—	1,139
GAIN ON SALE OF DISCONTINUED INDIA OPERATIONS, net of tax	—	—	7,415	—	7,415

NET LOSS	$(237,958)	$(240,730)	$(208,124)	$448,854	$(237,958)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2005
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$1,187,396	$—	$1,187,396
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	784,826	—	784,826
Selling, general and administrative	5,883	7,445	368,054	—	381,382
Depreciation and amortization	—	—	87,729	—	87,729
Loss on sale of assets	—	—	24	—	24
Loss on disposal of assets	—	—	13,356	—	13,356

Total operating expenses	5,883	7,445	1,253,989	—	1,267,317

LOSS FROM OPERATIONS	(5,883)	(7,445)	(66,593)	—	(79,921)
INTEREST EXPENSE	(19,984)	(28,847)	(4,609)	—	(53,440)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(1,693)	—	—	—	(1,693)
EQUITY INVESTMENT LOSS	—	—	(249)	—	(249)
INTEREST AND OTHER INCOME	150	—	2,456	—	2,606
FOREIGN CURRENCY TRANSACTION LOSS	(1,150)	(12,940)	(3,596)	—	(17,686)
INTERCOMPANY INTEREST	5,457	—	(5,457)	—	—
ROYALTY FEE	(6,491)	—	6,491	—	—
MANAGEMENT FEE	—	8,018	(8,018)	—	—

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	(29,594)	(41,214)	(79,575)	—	(150,383)
INCOME TAX BENEFIT (EXPENSE)	719	93	(4,809)	—	(3,997)

LOSS BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	(28,875)	(41,121)	(84,384)	—	(154,380)
EQUITY IN NET LOSS OF SUBSIDIARIES	(125,505)	(84,384)	—	209,889	—

NET LOSS	$(154,380)	$(125,505)	$(84,384)	$209,889	$(154,380)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2004
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$1,350,872	$—	$1,350,872
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	821,455	—	821,455
Selling, general and administrative	7,536	10,136	376,378	—	394,050
Depreciation and amortization	—	—	92,744	—	92,744
Loss on sale of assets	—	—	1,941	—	1,941
Asset impairment write-down	—	—	1,624	—	1,624

Total operating expenses	7,536	10,136	1,294,142	—	1,311,814

INCOME (LOSS) FROM OPERATIONS	(7,536)	(10,136)	56,730	—	39,058
INTEREST EXPENSE	(24,058)	(20,005)	(6,463)	—	(50,526)
EQUITY INVESTMENT WRITE-OFF AND LOSS	—	—	(412)	—	(412)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT	(11,958)	358	618	—	(10,982)
INTEREST AND OTHER INCOME	204	—	11,415	—	11,619
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(2,600)	4,149	5,012	—	6,561
INTERCOMPANY INTEREST	15,150	—	(15,150)	—	—
MANAGEMENT FEE	—	11,586	(11,586)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(30,798)	(14,048)	40,164	—	(4,682)
INCOME TAX EXPENSE	(2,797)	(108)	(2,994)	—	(5,899)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(33,595)	(14,156)	37,170	—	(10,581)
EQUITY IN NET INCOME OF SUBSIDIARIES	23,014	37,170	—	(60,184)	—

NET INCOME (LOSS)	$(10,581)	$23,014	$37,170	$(60,184)	$(10,581)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,764	$(28)	$60,581	$—	$64,317
Accounts receivable	—		118,012	—	118,012
Prepaid expenses and other current assets	789	—	23,489	—	24,278

Total current assets	4,553	(28)	202,082	—	206,607
INTERCOMPANY RECEIVABLES	80,055	1,098,281	—	(1,178,336)	—
INVESTMENTS IN SUBSIDIARIES	41,710	(653,840)	—	612,130	—
RESTRICTED CASH	—	—	8,415	—	8,415
PROPERTY AND EQUIPMENT—Net	—	—	111,682	—	111,682
GOODWILL	—	—	34,893	—	34,893
OTHER INTANGIBLE ASSETS—Net	—	—	2,762	—	2,762
OTHER ASSETS	3,717	7,992	16,182	—	27,891

TOTAL ASSETS	$130,035	$452,405	$376,016	$(566,206)	$392,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$838	$301	$69,447	$—	$70,586
Accrued interconnection costs	—	—	48,942	—	48,942
Deferred revenue	—	—	18,315	—	18,315
Accrued expenses and other current liabilities	1,111	2,070	43,803	—	46,984
Accrued income taxes	1,460	150	16,311	—	17,921
Accrued interest	4,169	8,766	692	—	13,627
Current portion of long-term obligations	22,702	3,816	10,479	—	36,997

Total current liabilities	30,280	15,103	207,989	—	253,372
INTERCOMPANY PAYABLES	322,735	—	855,601	(1,178,336)	—
LONG-TERM OBLIGATIONS (net of discount of $5,354)	170,937	395,592	40,548	—	607,077
OTHER LIABILITIES	—	—	56	—	56

Total liabilities	523,952	410,695	1,104,194	(1,178,336)	860,505

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	1,138	—	—	—	1,138
Additional paid-in capital	692,941	1,161,930	305,844	(1,467,774)	692,941
Accumulated deficit	(1,087,996)	(1,120,220)	(959,684)	2,079,904	(1,087,996)
Accumulated other comprehensive loss	—	—	(74,338)	—	(74,338)

Total stockholders’ equity (deficit)	(393,917)	41,710	(728,178)	612,130	(468,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$130,035	$452,405	$376,016	$(566,206)	$392,250

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2005
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,255	$(82)	$41,826	$—	$42,999
Accounts receivable	—	—	141,909	—	141,909
Prepaid expenses and other current assets	1,596	8	30,301	—	31,905

Total current assets	2,851	(74)	214,036	—	216,813
INTERCOMPANY RECEIVABLES	35,613	1,063,679	—	(1,099,292)	—
INVESTMENTS IN SUBSIDIARIES	282,447	(445,709)	—	163,262	—
RESTRICTED CASH	—	—	10,619	—	10,619
PROPERTY AND EQUIPMENT—Net	—	—	285,881	—	285,881
GOODWILL	—	—	85,745	—	85,745
OTHER INTANGIBLE ASSETS—Net	—	—	11,392	—	11,392
OTHER ASSETS	4,738	8,503	17,398	—	30,639

TOTAL ASSETS	$325,649	$626,399	$625,071	$(936,030)	$641,089

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,275	$174	$81,492	$—	$83,941
Accrued interconnection costs	—	—	64,333	—	64,333
Deferred revenue	—	—	30,037	—	30,037
Accrued expenses and other current liabilities	62	751	30,587	—	31,400
Accrued income taxes	1,770	49	14,520	—	16,339
Accrued interest	4,540	8,728	—	—	13,268
Current portion of long-term obligations	—	1,000	15,092	—	16,092

Total current liabilities	8,647	10,702	236,061	—	255,410
INTERCOMPANY PAYABLES	223,612	—	875,680	(1,099,292)	—
LONG-TERM OBLIGATIONS	256,179	333,250	29,691	—	619,120
OTHER LIABILITIES	—	—	2,893	—	2,893

Total liabilities	488,438	343,952	1,144,325	(1,099,292)	877,423

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,053	—	—	—	1,053
Additional paid-in capital	686,196	1,161,937	305,851	(1,467,788)	686,196
Accumulated deficit	(850,038)	(879,490)	(751,560)	1,631,050	(850,038)
Accumulated other comprehensive loss	—	—	(73,545)	—	(73,545)

Total stockholders’ equity (deficit)	(162,789)	282,447	(519,254)	163,262	(236,334)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$325,649	$626,399	$625,071	$(936,030)	$641,089

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(237,958)	$(240,730)	$(208,124)	$448,854	$(237,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	15,094	—	15,094
Stock compensation expense	—	—	545	—	545
Depreciation and amortization	—	—	48,156	—	48,156
Loss on sale or disposal of assets	—	—	8,706	—	8,706
Asset impairment write-down	—	—	209,248	—	209,248
Accretion of debt discount	1,732		—		1,732
Equity in net loss of subsidiary	240,730	208,124	—	(448,854)	—
Change in estimated fair value of embedded derivatives	(5,373)		—		(5,373)
(Gain) loss on early extinguishment or restructuring of debt	(10,374)	2,850	115	—	(7,409)
Other	—	—	(1,110)	—	(1,110)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(8,696)	(1,468)	(1,572)	—	(11,736)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	14,825	—	14,825
(Increase) decrease in prepaid expenses and other current assets	809	8	8,550	—	9,367
(Increase) decrease in other assets	861	511	(199)	—	1,173
(Increase) decrease in intercompany balance	16,826	13,968	(30,794)	—	—
Increase (decrease) in accounts payable	(1,437)	127	(17,117)	—	(18,427)
Decrease in accrued interconnection costs	—	—	(18,210)	—	(18,210)
Increase, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	737	1,420	1,666	—	3,823
Increase (decrease) in accrued interest	(282)	38	668	—	424

Net cash provided by (used in) operating activities	(2,425)	(15,152)	30,447	—	12,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(33,016)	—	(33,016)
Cash from disposition of business, net of cash disposed	—	—	12,947	—	12,947
Cash used for business acquisitions, net of cash acquired	—	—	(227)	—	(227)
Decrease in restricted cash	—	—	2,427	—	2,427

Net cash used in investing activities	—	—	(17,869)	—	(17,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	20,501	14,790	—	35,291
Deferred financing costs	—	(2,850)	—	—	(2,850)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(2,445)	(9,462)	—	(11,907)
Proceeds from sale of common stock	4,934	—	—	—	4,934

Net cash provided by financing activities	4,934	15,206	5,328	—	25,468

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	849	—	849

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,509	54	18,755	—	21,318
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255	(82)	41,826	—	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,764	$(28)	$60,581	$—	$64,317

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2005
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(154,380)	$(125,505)	$(84,384)	$209,889	$(154,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	21,522	—	21,522
Depreciation and amortization	—	—	87,729	—	87,729
Loss on sale of assets	—	—	24	—	24
Loss on disposal of assets	—	—	13,356	—	13,356
Equity in net loss of subsidiary	125,505	84,384	—	(209,889)	—
Equity investment loss	—	—	249	—	249
Loss on early extinguishment of debt	1,693	—	—	—	1,693
Other	—	—	(381)	—	(381)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	1,274	12,640	(2,706)	—	11,208
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	19,276	—	19,276
(Increase) decrease in prepaid expenses and other current assets	(383)	(8)	4,468	—	4,077
(Increase) decrease in other assets	1,171	637	(3,407)	—	(1,599)
(Increase) decrease in intercompany balance	27,829	(66,619)	38,790	—	—
Increase (decrease) in accounts payable	78	(1,006)	(32,864)	—	(33,792)
Decrease in accrued interconnection costs	—	—	(12,297)	—	(12,297)
Decrease, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(3,606)	(898)	(2,809)	—	(7,313)
Increase (decrease) in accrued interest	(149)	59	—	—	(90)

Net cash used in operating activities	(968)	(96,316)	46,566	—	(50,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(49,823)	—	(49,823)
Cash used for business acquisitions, net of cash acquired	—	—	(243)	—	(243)
Decrease in restricted cash	—	—	5,813	—	5,813

Net cash used in investing activities	—	—	(44,253)	—	(44,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	100,000	12,717	—	112,717
Deferred financing costs	—	(3,000)	—	—	(3,000)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(750)	(19,519)	—	(20,269)
Proceeds from sale of common stock	256	—	—	—	256

Net cash provided by financing activities	256	96,250	(6,802)	—	89,704

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,402)	—	(1,402)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(712)	(66)	(5,891)	—	(6,669)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,967	(16)	47,717	—	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,255	$(82)	$41,826	$—	$42,999

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2004
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,581)	$23,014	$37,170	$(60,184)	$(10,581)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	20,210	—	20,210
Non-cash compensation expense	10	—	—	—	10
Depreciation and amortization	—	—	92,744	—	92,744
Loss on sale of fixed assets	—	—	1,941	—	1,941
Asset impairment write-down	—	—	1,624	—	1,624
Equity in net income of subsidiary	(23,014)	(37,170)	—	60,184	—
Equity investment loss	—	—	412	—	412
(Gain) loss on early extinguishment of debt	11,958	(358)	(618)	—	10,982
Other	—	—	(452)	—	(452)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	2,682	(3,650)	(9,508)	—	(10,476)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	361	—	361
Decrease in prepaid expenses and other current assets	198	—	3,504	—	3,702
(Increase) decrease in other assets	1,346	718	(12,991)	—	(10,927)
(Increase) decrease in intercompany balance	222,414	(222,617)	203	—	—
Increase in accounts payable	949	1,180	5,814	—	7,943
Decrease in accrued interconnection costs	—	—	(20,155)	—	(20,155)
Increase (decrease) in accrued expenses, other current liabilities, accrued income taxes and other liabilities	3,013	1,698	(19,591)	—	(14,880)
Increase (decrease) in accrued interest	(7,224)	8,669	(507)	—	938

Net cash provided by (used in) operating activities	201,751	(228,516)	100,161	—	73,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(41,786)	—	(41,786)
Cash used for business acquisitions, net of cash acquired	—	—	(29,608)	—	(29,608)
Increase in restricted cash	—	—	(4,186)	—	(4,186)

Net cash used in investing activities	—	—	(75,580)	—	(75,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations, net	—	240,000	2,240	—	242,240
Deferred financing costs	—	(7,000)	—	—	(7,000)
Purchase of the Company’s debt securities	(202,972)	(4,500)	—	—	(207,472)
Principal payments on capital leases, vendor financing and other long-term obligations	—	—	(35,564)	—	(35,564)
Proceeds from sale of common stock	1,402	—	—	—	1,402

Net cash provided by financing activities	(201,570)	228,500	(33,324)	—	(6,394)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(5,820)	—	(5,820)

NET CHANGE IN CASH AND CASH EQUIVALENTS	181	(16)	(14,563)	—	(14,398)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,786	—	62,280	—	64,066

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,967	$(16)	$47,717	$—	$49,668

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. SUBSEQUENT EVENTS

In March 2007, the Company’s wholly owned Canadian subsidiary entered into a Senior Secured Credit Agreement (“Credit Agreement”) with Guggenheim Corporate Funding, LLC, as Administrative Agent and Collateral Agent, to refinance an existing Canadian credit facility. The existing Canadian credit facility was scheduled to mature in April 2008 and is being refinanced with the five year Credit Agreement maturing in 2012. The Credit Agreement provides for a $35 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Credit Agreement is secured by assets of the Company’s Canadian operations and certain guarantees.

In February 2007, the Company received unanimous consent to an amendment of its existing $100 million Term Loan. This amendment enables Primus Telecommunications IHC, Inc. (IHC), a wholly-owned subsidiary of the Company, to issue up to $200 million of existing authorized indebtedness in the form of newly authorized secured notes with a second lien security position (“Second Lien Notes”). The amendment allowed for an increase of  1/4% to the interest rate of the Term Loan and adjusted the early call features. In February 2007, subsequent to the effectiveness of the Term Loan amendment, IHC agreed to issue in a private transaction $33.0 million principal amount of the 14 1/4% Second Lien Notes, in exchange of $40.7 million principal amount of the Company’s outstanding October 1999 Senior Notes (the “Exchange Transaction”). In February and March 2007, IHC also issued for cash in private transactions an additional $75.2 million principal amount of 14 1/4% Second Lien Notes. Net cash proceeds from the 14 1/4% Second Lien Notes issuance, after giving effect to anticipated expenses, discounts and fees related to all of the foregoing transactions (including the Term Loan Amendment) is expected to be approximately $68 million.

In February 2007, the Company renegotiated the payment terms of its $7.9 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. The interest rate remains 10.2%, and the interest payments continue monthly.

The Company sold its domain name registry and web hosting subsidiary, Planet Domain, in Australia to Net Registry, a Sydney based specialist web hosting and domain registry company, on February 15, 2007. The sale price was approximately $6.5 million ($8.3 million AUD). The net assets of Planet Domain were approximately $0.2 million at December 31, 2006. Planet Domain generated net revenue of $4.2 million, $3.6 million and $2.7 million and income from operations of $1.1 million, $0.8 million and $0.6 million for 2006, 2005 and 2004, respectively.

SCHEDULE II

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s allowance accounts for the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands):

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2004	$20,975	$20,210	$(21,153)	$20,032
2005	$20,032	$21,522	$(24,766)	$16,788
2006	$16,788	$15,094	$(14,586)	$17,296

	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2004	$219,564	$15,691	$—	$235,255
2005	$235,255	$26,681	$—	$261,936
2006	$261,936	$75,760	$—	$337,696

S-1