Form 10-Q
period 2007-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2007-05-15
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Class	Outstanding as of April 30, 2007
Common Stock $0.01 par value	114,132,540

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
NET REVENUE	$227,945	$268,521
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	145,096	178,662
Selling, general and administrative	68,813	76,262
Depreciation and amortization	6,578	17,598
Loss on sale or disposal of assets	8	1,012

Total operating expenses	220,495	273,534

INCOME (LOSS) FROM OPERATIONS	7,450	(5,013)
INTEREST EXPENSE	(13,439)	(13,678)
ACCRETION ON DEBT DISCOUNT, NET	(298)	(392)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	—	2,523
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(5,959)	2,613
INTEREST AND OTHER INCOME	1,497	568
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,975	(2,012)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,774)	(15,391)
INCOME TAX EXPENSE	(1,005)	(1,249)

LOSS FROM CONTINUING OPERATIONS	(8,779)	(16,640)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	179	942
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	5,958	—

NET LOSS	$(2,642)	$(15,698)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.08)	$(0.15)
Income from discontinued operations	—	—
Gain from sale of discontinued operations	0.06	—

Net loss	$(0.02)	$(0.15)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	114,133	107,882

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,879	$64,317
Accounts receivable (net of allowance for doubtful accounts receivable of $14,643 and $17,296)	110,975	118,012
Prepaid expenses and other current assets	28,008	24,278

Total current assets	242,862	206,607
RESTRICTED CASH	8,558	8,415
PROPERTY AND EQUIPMENT—Net	113,730	111,682
GOODWILL	34,815	34,893
OTHER INTANGIBLE ASSETS—Net	2,369	2,762
OTHER ASSETS	30,211	27,891

TOTAL ASSETS	$432,545	$392,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$65,703	$70,586
Accrued interconnection costs	46,519	48,942
Deferred revenue	17,399	18,315
Accrued expenses and other current liabilities	50,145	46,984
Accrued income taxes	23,940	17,921
Accrued interest	8,019	13,627
Current portion of long-term obligations	12,512	36,997

Total current liabilities	224,237	253,372
LONG-TERM OBLIGATIONS (net of premium (discount) of $1,755 and ($5,354))	686,700	607,077
OTHER LIABILITIES	56	56

Total liabilities	910,993	860,505

COMMITMENTS AND CONTINGENCIES (See Note 5.)
STOCKHOLDERS’ DEFICIT:
Preferred stock: Not Designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—300,000,000 shares authorized; 114,132,540 and 113,848,540 shares issued and outstanding	1,141	1,138
Additional paid-in capital	692,996	692,941
Accumulated deficit	(1,096,629)	(1,087,996)
Accumulated other comprehensive loss	(75,956)	(74,338)

Total stockholders’ deficit	(478,448)	(468,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$432,545	$392,250

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,642)	$(15,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	2,892	3,943
Stock compensation expense	58	113
Depreciation and amortization	6,578	17,909
(Gain) loss on sale or disposal of assets	(5,950)	1,036
Accretion of debt discount	298	392
Change in fair value of derivatives embedded within convertible debt	—	(2,523)
(Gain) loss on early extinguishment or restructuring of debt	5,959	(2,613)
Other	—	(101)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(3,564)	1,366
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	5,443	11,784
(Increase) decrease in prepaid expenses and other current assets	(2,605)	2,676
(Increase) decrease in other assets	(1,181)	190
Decrease in accounts payable	(5,596)	(4,434)
Decrease in accrued interconnection costs	(2,780)	(6,873)
Increase in accrued expenses, accrued income taxes, deferred revenue, other current liabilities and other liabilities, net	1,874	6,207
Decrease in accrued interest	(5,604)	(4,348)

Net cash provided by (used in) operating activities	(6,820)	9,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,391)	(9,388)
Cash from disposition of business, net of cash disposed	5,527	—
Cash used in business acquisitions, net of cash acquired	—	(62)
Decrease in restricted cash	42	1,349

Net cash used in investing activities	(822)	(8,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	109,275	14,790
Debt issuance costs	(6,570)	—
Principal payments on capital leases, vendor financing and long-term obligations	(55,594)	(4,591)
Proceeds from sale of common stock, net of issuance costs	—	4,970

Net cash provided by financing activities	47,111	15,169

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	93	(382)

NET CHANGE IN CASH AND CASH EQUIVALENTS	39,562	15,712
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,317	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,879	$58,711

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18,500	$17,365
Cash paid for taxes	$1,302	$653
Non-cash investing and financing activities:
Capital lease additions	$385	$21
Settlement of outstanding debt with issuance of common stock	$—	$1,351
Settlement of outstanding debt with issuance of new convertible debt	$—	$(27,417)
Issuance of new convertible debt in exchange for convertible subordinated debentures	$—	$27,481
Business disposition proceeds in note receivable	$641	$—

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
NET LOSS	$(2,642)	$(15,698)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(1,449)	(905)

COMPREHENSIVE LOSS	$(4,091)	$(16,603)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Legal Matter—On January 26, 2007, a group of plaintiffs who allegedly held approximately $91 million principal amount of 8% Senior Notes due 2014 issued by Primus Telecommunications Holding, Inc., (“Holding”), a wholly owned subsidiary of Primus Telecommunications Group, Incorporated (“Group”), filed suit in the United States District Court for the Southern District of New York alleging, among other things, that Group and Holding were insolvent and that funds to be used to make a February 15, 2007 principal payment of $22.7 million to holders of Group’s outstanding 2000 Convertible Subordinated Debentures had been or would be impermissibly transferred from Holding or its subsidiaries to Group. The plaintiffs allege that the intercompany transfers were or would be fraudulent conveyances or illegal dividends and that the February 15, 2007 payment by Group to holders of the 2000 Convertible Subordinated Debentures also would be a fraudulent transfer. The complaint seeks declarative and injunctive relief to prevent, set aside or declare illegal or fraudulent certain transfers of funds from Holding to Group and injunctive relief to prevent certain payments or disbursements of funds by Group in respect of outstanding obligations of Group that are payable, including the $22.7 million payable by Group in respect of Group’s outstanding 2000 Convertible Subordinated Debentures due February 15, 2007. Plaintiffs were allowed expedited discovery and moved for a preliminary injunction to prevent Group from making the February 15, 2007 payment. On February 14, 2007, after a three-day trial, the plaintiffs’ request for a preliminary injunction was denied by the court. Accordingly, on February 15, 2007, Group satisfied and paid the $22.7 million in respect of the 2000 Convertible Subordinated Debentures. Group and Holding have notified the plaintiffs and the court that they intend to file a motion to dismiss the remaining elements of the complaint. Since the complaint was filed, seven of the sixteen plaintiffs have voluntarily dismissed their claims. If the plaintiffs were to succeed on their claims, it could put in jeopardy the Company’s ability to make certain payment obligations timely. However, Group and Holding believe that the claims concerning this litigation are without merit and will continue to defend the matter vigorously.

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”), 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”). The Company has agreed to purchase an additional 39% of Matrix with the purchase price to be paid in cash and is awaiting certain conditions to be met before closing can be completed. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc. (“Bekko”).

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

The Company recorded an incremental $58 thousand and $113 thousand stock-based compensation expense for the three months ended March 31, 2007 and 2006, as a result of the adoption of SFAS No. 123(R).

No option was granted during the three months ended March 31, 2007. The weighted average fair value at date of grant for options granted during the three months ended March 31, 2006 was $0.60 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

For the Three Months Ended March 31, 2006
Expected dividend yield	0%
Expected stock price volatility	98%
Risk-free interest rate	4.5%
Expected option term	4 years

As of March 31, 2007, the Company had 1.2 million unvested awards outstanding of which $0.4 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.65 years.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of embedded derivatives, market assumptions used in estimating the fair values of certain assets and liabilities such as long-term obligations, the calculation used in determining the fair value of the Company’s stock options required by SFAS No. 123(R), various tax contingencies and the asset impairment write-down.

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

Newly Adopted Accounting Principle

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 8 – “Income Taxes.”

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of March 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$3,583	$(1,340)	$2,243	$3,537	$(933)	$2,604
Other	270	(144)	126	252	(94)	158

Total	$3,853	$(1,484)	$2,369	$3,789	$(1,027)	$2,762

Amortization expense for customer lists and other intangible assets for the three months ended March 31, 2007 and 2006 was $0.5 million and $2.0 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the remainder of 2007 and the years ended December 31, 2008 and 2009 to be approximately $1.2 million, $1.0 million and $0.2 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of March 31, 2007	As of December 31, 2006
Goodwill	$34,815	$34,893

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows (in thousands):

	Canada	Asia- Pacific	Total
Balance as of January 1, 2007	23,082	11,811	34,893
Effect of change in foreign currency exchange rates	32	(110)	(78)

Balance as of March 31, 2007	$23,114	$11,701	$34,815

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Obligations under capital leases	$6,694	$6,451
Leased fiber capacity	12,133	13,543
Senior secured term loan facility	98,000	98,250
Financing facility and other	35,696	31,012
Senior notes	265,813	306,560
Second lien notes	114,919	—
Exchangeable senior notes	66,180	66,180
Convertible senior notes	75,930	75,842
Step up convertible subordinated debentures	23,847	23,534
Convertible subordinated debentures	—	22,702

Subtotal	699,212	644,074
Less: Current portion of long-term obligations	(12,512)	(36,997)

Total long-term obligations	$686,700	$607,077

Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other (2)	Senior Notes	Convertible and Exchangeable Senior Notes (3) (4)	Step Up Convertible Subordinated Debentures	Second Lien Notes	Total
2007 (as of March 31, 2007)	$7,299	$9,606	$2,706	$13,329	$4,265	$962	$11,133	$49,300
2008	8,684	12,703	3,199	22,729	5,713	2,107	15,420	70,555
2009	2,529	12,582	3,085	53,542	5,713	29,680	15,420	122,551
2010	2,439	12,461	3,085	18,800	137,878	—	15,420	190,083
2011	4	94,250	3,085	18,800	—	—	115,920	232,059
Thereafter	—	—	35,829	282,000	—	—	—	317,829

Total Minimum Principal & Interest Payments	20,955	141,602	50,989	409,200	153,569	32,749	173,313	982,377
Less: Amount Representing Interest	(2,128)	(43,602)	(15,293)	(143,387)	(19,996)	(5,268)	(65,103)	(294,777)

Face Value of Long-Term Obligations	18,827	98,000	35,696	265,813	133,573	27,481	108,210	687,600
Less: Amount Representing Premium or Discount	—	—	—	—	(1,320)	(3,634)	6,709	1,755

Add: Exchangeable Senior Notes Interest Treated as Long-Term Obligations (4)	—	—	—	—	9,857	—	—	9,857

Book Value of Long Term Obligations	$18,827	$98,000	$35,696	$265,813	$142,110	$23,847	$114,919	$699,212

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 12.1%, which is the interest rate at March 31, 2007.

(2)	For preparation of this table, we have assumed the interest rate of the Financing Facility to be 9.57%, which is the interest rate at March 31, 2007.

(3)	For preparation of this table, we have assumed that the maturity date for the 5% Exchangeable Senior Notes is June 30, 2010 and will not be accelerated to June 30, 2009.

(4)	For preparation of this table, we have shown separately the cash interest payments of PTHI’s 5% Exchangeable Senior Notes as a portion of long-term obligations (see “Senior Notes, Second Lien Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2007, 2008, 2009 and 2010 is $2.8 million, $2.8 million, $2.8 million and $1.4 million, respectively.

The indentures governing the senior notes, second lien notes, senior secured term loan facility, convertible senior notes, step up convertible subordinated debentures and convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company’s subsidiaries. The Company was in compliance with the above covenants at March 31, 2007.

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

The Facility is to be repaid in 24 quarterly installments, which began on June 30, 2005, at a rate of one percent of the original principal per year over the next five years and nine months, and the remaining balance repaid on the sixth anniversary date of the Facility, with early redemption at a premium to par at PTHI’s option at any time after February 18, 2006. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries and stock pledges.

In February 2007, the Company received unanimous consent to an amendment of its existing $100 million Facility. This amendment enables Primus Telecommunications IHC, Inc. (IHC), a wholly-owned subsidiary of the Company, to issue up to $200 million of existing authorized indebtedness in the form of newly authorized secured notes with a second lien security position (“14 1/4% Second Lien Notes”). The amendment allowed for an increase of 1/4% to the interest rate of the Facility and adjusted the early call features. The interest rate for the Facility at March 31, 2007 was 12.1%.

Financing Facility

In March 2007, the Company entered into a Senior Secured Credit Agreement (“Credit Agreement”) with a financial institution, to refinance an existing Canadian credit facility. The Credit Agreement provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matures in 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Credit Agreement is secured by the assets of the Company’s Canadian operations and certain guarantees. At March 31, 2007, the Company had an outstanding liability of $35.0 million. The interest rate for the new Credit Agreement at March 31, 2007 was 9.57%.

In April 2004, Primus Canada entered into a loan agreement with a Canadian financial institution. The agreement provided for a $36.2 million (42.0 million Canadian Dollar (CAD)) two-year secured non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allowed the proceeds to be used for general corporate purposes of the Company and was secured by the assets of Primus Canada’s operations. In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement that extended the maturity date by one year to April 2007. In January 2006, Primus Canada entered into a second Amended and Restated Loan Agreement (“Second Amended Agreement”) that extended the maturity date by a further one year to April 2008. The Second Amended Agreement was a four-year non-revolving term loan credit facility bearing an interest rate of 7.75%. The new agreement reduced the maximum loan balance from $36.2 million (42.0 million CAD) to $27.6 million (32.0 million CAD) and established quarterly principal payments of $0.9 million (1.0 million CAD) commencing in April 2007. In February 2006, the Company drew the remaining $14.7 million (17.0 million CAD) available under the amended loan facility. At December 31, 2006, the Company had an outstanding liability of $27.6 million (32.0 million CAD). An affiliate of Primus Canada had an additional loan facility agreement with the Canadian financial institution, which was guaranteed by Primus Canada, and had a liability under this facility of $2.6 million (3.0 million CAD) at December 31, 2006. In March 2007 these facilities were paid in full.

Senior Notes, Second Lien Notes, Exchangeable Senior Notes, Convertible Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures

In February 2007, subsequent to the effectiveness of the amendment of the Facility, IHC issued in a private transaction $57.2 million principal amount of the 14 1/4% Second Lien Notes, in exchange for $40.7 million principal amount of the Company’s outstanding October 1999 Senior Notes and $23.6 million in cash. This exchange has been accounted for as a modification of debt with a portion deemed to be a troubled debt restructuring. In March 2007, IHC also issued for cash in private transactions an additional $51.0 million principal amount of 14 1/4% Second Lien Notes with a $0.3 million discount. Net cash proceeds from the 14 1/4% Second Lien Notes issuance, after giving effect to expenses, discounts and fees related to all of the foregoing transactions (including the amendment of the Facility) is $69.2 million. The Company recorded $5.1 million in costs associated with the issuance of the 14 1/4% Second Lien Notes, which have been recorded as loss on restructuring of debt. The 14 1/4% Second Lien Notes will mature on May 20, 2011. Accrued interest will be paid each May 31st and November 30th, beginning May 31st, 2007. The effective interest rate for 14 1/4% Second Lien Notes at March 31, 2007 was 16.3%.

In the second quarter 2006, the Company completed the exchange of $54.8 million principal amount of the Company’s 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) and $20.5 million in cash for $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes. This exchange has been deemed a troubled debt restructuring, and accordingly, has been accounted for as a modification of debt, with total future cash payments of $67.6 million being recorded in long-term obligations. The Company recognized a gain on restructuring of debt of $4.8 million in connection with this exchange, including the expensing of $2.9 million of financing costs. The 5% Exchangeable Senior Notes will mature on June 30, 2010, subject to an accelerated maturity of June 30, 2009 at the option of the holders if the Company does not increase its equity (through designated transactions) in the aggregate of $25 million during the three years following issuance of the 5% Exchangeable Senior Notes. Interest on the 5% Exchangeable Senior Notes will be paid at the rate of 5% per annum on each June 30 and December 30, beginning on December 30, 2006. Under certain circumstances, the Company may elect to make interest payments in shares of common stock, although the holders of the 5% Exchangeable Senior Notes will be entitled to receive the first two semi-annual interest payments wholly in cash. The 5% Exchangeable Senior Notes are exchangeable, in the aggregate, into 46,935,833 shares of the Company’s common stock at a conversion price of $1.20 per share of common stock, subject to adjustment. If the closing bid price of the Company’s common stock, for at least 20 trading days in any consecutive 30 trading-day period, exceeds 150% of the conversion price then in effect, the Company may elect to exchange the senior notes for shares of the Company’s common stock at the conversion price, subject to certain conditions, including that no more than 50% of the 5% Exchangeable Senior Notes may be exchanged by the Company within any 30-day period. As of March 31, 2007, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may require the Company to repurchase the 5% Exchangeable Senior Notes at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The 5% Exchangeable Senior Notes are guaranteed by Primus Telecommunications Group, Incorporated (PTGI) (see Note 12—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

In the first quarter 2006, the Company completed the exchange of $27.4 million principal amount of the Company’s 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) for $27.5 million principal amount of the Company’s step up convertible subordinated debentures due August 2009 (“Step Up Convertible Subordinated Debentures”) through two transactions. The Company recognized a gain on early extinguishment of debt of $1.5 million in connection with this exchange. The Step Up Convertible Subordinated Debentures will mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The Step Up Convertible Subordinated Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009. The Step Up Convertible Subordinated Debentures are convertible in the aggregate into 23,151,643 shares of the Company’s common stock. The Indenture permits the Company, at its sole option, to require conversion if the Company’s stock trades at 150% of the conversion price for at least 20 days within a 30 day period, subject to certain conditions, including that no more than 25% of the notes may be exchanged within any 30 day trading period. As of March 31, 2007, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The Step Up Convertible Subordinated Debentures are subordinated to all indebtedness of the Company, except for other subordinated indebtedness.

At the time of issuance of the Step Up Convertible Subordinated Debentures, the Company did not have sufficient authorized and unissued shares of common stock to satisfy exercise and conversion of all of its convertible instruments. Accordingly, the Company determined that the Step Up Convertible Subordinated Debentures, the 2000 Convertible Subordinated Debentures and the 2003 Convertible Senior Notes were hybrid instruments with characteristics of a debt host agreement and contained embedded derivative features that had characteristics and risks that were not clearly and closely associated with the debt host. In the first quarter 2006, the conversion options were determined to be derivative instruments to be bifurcated and recorded as a current liability at fair value. In the second quarter 2006, the Company’s shareholders voted to approve alternative proposals to authorize an amendment to the Company’s Certificate of Incorporation to affect a one-for-ten reverse stock split or to authorize an amendment of the Company’s Certificate of Incorporation allowing an increase of authorized common stock from 150,000,000 to 300,000,000. Either authorization ensured the Company would have the ability to control whether it has sufficient authorized and unissued shares of common stock to satisfy exercise and conversion of all of its convertible instruments. Therefore, the Company determined that the Step Up Convertible Subordinated Debentures, the 2000 Convertible Subordinated Debentures and the 2003 Convertible Senior Notes did not contain embedded derivative features as of the date of the shareholder vote, June 20, 2006, and added back the June 20, 2006 fair value of the embedded derivative into the debt balance. On July 27, 2006, the Board of Directors determined to increase the authorized shares of the common stock to 300,000,000.

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 2003 Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company is accreting the difference between the face values of the Step Up Convertible Subordinated

Debentures and the 2003 Convertible Senior Notes and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes. At March 31, 2007, the carrying value of the Step Up Convertible Subordinated Debentures (face value of $27.5 million) was $23.8 million, and the carrying value of the 2003 Convertible Senior Notes (face value of $77.3 million) was $75.9 million. The effective interest rate of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes at March 31, 2007 was 14.0% and 5.4%, respectively.

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at March 31, 2007 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. The 2004 Senior Notes are guaranteed by PTGI (see Note 12—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”). During the year ended December 31, 2004, the Company reduced $5.0 million principal balance of the 2004 Senior Notes through open market purchases.

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

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12.75% senior notes due 2009 (the “October 1999 Senior Notes”). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the October 1999 Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million principal amount of these senior notes. During the quarter ended March 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million principal amount of these senior notes. In the first quarter 2007, the Company restructured $40.7 million principal amount of the October 1999 Senior Notes; the Company entered into a supplemental indenture, amending the terms to eliminate certain covenants. See prior disclosure regarding the 14 1/4% Second Lien Notes within this footnote.

Leased Fiber Capacity

Beginning September 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. The effective interest rate on current borrowings is 8.12%. The Company agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. During the fourth quarter 2006, the Company signed a new agreement with SCCL which requires the Company to purchase an additional $1.7 million of capacity in 2007 and extends and straight-lines the payment schedule to March 2014. At March 31, 2007 and December 31, 2006, the Company had a liability recorded under this agreement in the amount of $4.9 million and $5.6 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance in three equal monthly principal payments in the first quarter 2007. In February 2007, the Company again renegotiated the payment terms of its $8.1 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. The interest rate remains 10.2%, and the interest payments continue monthly. At March 31, 2007 and December 31, 2006, the Company had a liability recorded in the amount of $7.2 million (8.9 million AUD) and $8.1 million (10.1 million AUD), respectively.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement with Alleasing Finance Australia United for network equipment. Payments will be made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.3%. At March 31, 2007 and December 31, 2006, the Company had a liability recorded under this agreement in the amount $5.1 million (6.3 million AUD) and $5.3 million (6.6 million AUD), respectively.

5. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of March 31, 2007 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2007 (as of March 31, 2007)	$7,299	$876	$11,111
2008	8,684	1,266	10,663
2009	2,529	2,216	7,406
2010	2,439	665	4,676
2011	4	—	1,640
Thereafter	—	—	1,834

Total minimum lease payments	20,955	5,023	37,330
Less: Amount representing interest	(2,128)	—	—

	$18,827	$5,023	$37,330

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $31.5 thousand and $3.7 million for the three months ended March 31, 2007 and March 31, 2006, respectively.

Rent expense under operating leases was $3.5 million and $4.2 million for the three months ended March 31, 2007 and 2006, respectively.

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company believes that any aggregate liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. (See Note 2—“Summary of Significant Accounting Policies”).

6. SHARE-BASED COMPENSATION

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

A summary of stock option activity during the three months ended March 31 is as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding — Beginning of quarter	7,919,267	$2.15	9,316,005	$2.36
Granted	—	$—	627,500	$0.79
Exercised	—	$—	—	$—
Forfeitures	(148,455)	$1.81	(1,193,831)	$2.23

Outstanding — end of quarter	7,770,812	$2.16	8,749,674	$2.26

Eligible for exercise — end of quarter	6,600,016	$2.39	6,764,674	$2.67

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$0.53 to $0.88	953,833	7.54	$0.74	$—	470,831	7.00	$0.72	$—
$0.90	784,887	4.27	$0.90	$—	784,887	4.27	$0.90	$—
$0.92	1,050,828	8.61	$0.92	$—	363,034	8.61	$0.92	$—
$0.93 to $1.61	39,500	7.73	$1.20	$—	39,500	7.73	$1.20	$—
$1.65	1,610,748	5.72	$1.65	$—	1,610,748	5.72	$1.65	$—
$1.80 to $2.38	1,867,816	5.61	$1.98	$—	1,867,816	5.61	$1.98	$—
$3.03 to $6.30	1,428,000	7.15	$5.05	$—	1,428,000	7.15	$5.05	$—
$12.31 to $17.44	19,400	2.41	$14.72	$—	19,400	2.41	$14.72	$—
$31.94 to $33.38	15,800	2.92	$32.39	$—	15,800	2.92	$32.39	$—

	7,770,812	6.42	$2.16	$—	6,600,016	6.07	$2.39	$—

The number of unvested options expected to vest is 0.5 million shares, with a weighted average remaining life of 8.4 years, a weighted average exercise price of $0.86, and with an intrinsic value of $0.

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for the three months ended March 31, 2007 and March 31, 2006. As of March 31, 2007, 54,000 shares have been issued and none are considered restricted.

7. GAIN OR LOSS ON EARLY EXTINGUISHMENT OF DEBT

In March 2007, the Company refinanced an existing Canadian credit facility and recognized a $0.9 million loss on early extinguishment of debt for pre-payment penalties and the write-off of related deferred financing costs.

In February 2007, IHC issued in a private transaction $57.2 million principal amount of the 14 1/4% Second Lien Notes, in exchange for $40.7 million principal amount of the Company’s outstanding October 1999 Senior Notes and $23.6 million in cash. The Company recognized a loss on restructuring of debt of $5.1 million in connection with this exchange.

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

8. INCOME TAXES

On January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.

As a result of the implementation of FIN No. 48, the Company recorded adjustments to increase its unrecognized tax benefits by $100.1 million, with no net impact to the consolidated statement of operations. Of this amount, $6.0 million was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The remainder of $94.1 million resulted in a reduction of deferred tax assets offset by an equal adjustment to the valuation allowance. The total of unrecognized tax benefits on the consolidated balance sheet was $105.1 million as of January 1, 2007. Total unrecognized tax benefits of $11.1 million, if recognized, would affect the effective tax rate. The impact did not change significantly during the three months ended March 31, 2007. Penalties and income tax-related interest expense are reported as a component of income tax expense. As of March 31 and January 1, 2007, the total amount of accrued income tax-related interest and penalties was $2.8 million. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2000, 2002-2006
Canada	1999-2006
United Kingdom	2001-2006
Australia	1998-2006

The Company is currently undergoing examination in Canada for the years 2000, 2001 and 2002, with expected completion during the third quarter 2007. The Company is also currently under examination in other foreign tax jurisdictions, none of which are individually material.

9. OPERATING SEGMENT AND RELATED INFORMATION

The Company has five reportable operating segments based on management’s organization of the enterprise into geographic areas—United States, Canada, Europe and Asia-Pacific, with the wholesale business within each region managed as a separate global segment. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Operations and assets of the United States segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes. The wholesale business’ assets are indistinguishable from the respective geographic segments. Therefore, any reporting related to the wholesale business for assets, capital expenditures or other balance sheet items is impractical.

Summary information with respect to the Company’s segments is as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net Revenue by Geographic Region
United States
United States	$45,868	$47,629
Other	1,145	987

Total United States	47,013	48,616

Canada
Canada	62,784	70,546

Total Canada	62,784	70,546

Europe
United Kingdom	24,873	22,720
Germany	6,858	11,511
Netherlands	605	19,270
Other	14,518	16,513

Total Europe	46,854	70,014

Asia-Pacific
Australia	70,201	77,198
Other	1,093	2,147

Total Asia-Pacific	71,294	79,345

Total net revenue	$227,945	$268,521

Net Revenue by Segment
United States	$27,393	$29,922
Canada	62,659	69,855
Europe	21,984	35,293
Asia-Pacific	70,922	78,142
Wholesale	44,987	55,309

Total	$227,945	$268,521

Provision for Doubtful Accounts Receivable
United States	$604	$999
Canada	756	1,053
Europe	(95)	515
Asia-Pacific	1,404	1,088
Wholesale	223	269

Total	$2,892	$3,924

	Three months ended March 31,
	2007	2006
Income (Loss) from Operations
United States	$(3,345)	$(7,232)
Canada	8,763	8,502
Europe	(1,138)	(6,649)
Asia-Pacific	3,771	68
Wholesale	(601)	298

Total	$7,450	$(5,013)

Capital Expenditures
United States	$284	$875
Canada	4,308	4,683
Europe	283	464
Asia-Pacific	1,516	3,366

Total	$6,391	$9,388

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	March 31, 2007	December 31, 2006
Assets
United States
United States	$112,234	$63,601
Other	3,627	3,410

Total United States	115,861	67,011
Canada
Canada	116,016	111,838

Total Canada	116,016	111,838

Europe
United Kingdom	22,796	19,875
Germany	10,477	10,416
Netherlands	861	2,141
Other	46,894	49,520

Total Europe	81,028	81,952

Asia-Pacific
Australia	116,119	124,451
Other	3,521	6,998

Total Asia-Pacific	119,640	131,449

Total	$432,545	$392,250

The Company offers three main products—voice, data/Internet and VOIP in all of our segments. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Three months ended March 31,
	2007	2006
Voice	$154,660	$197,620
Data/Internet	43,279	41,471
VOIP	30,006	29,430

Total	$227,945	$268,521

10. DISCONTINUED OPERATIONS

In February 2007, the Company sold its Australian domain name registry and web hosting subsidiary, Planet Domain. The sale price was $6.5 million ($8.3 million AUD). The Company received $5.5 million in net cash proceeds from the transaction after closing adjustments. The net assets of Planet Domain were $0.2 million at the closing date.

As a result of the sale, the Company’s consolidated financial statements reflect Planet Domain operations as discontinued operations for the three months ended March 31, 2007 and March 31, 2006. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of the discontinued Planet Domain operations for the three months ended March 31, 2007 and March 31, 2006 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net revenues	$612	$1,011
Operating expenses	433	716

Income from discontinued operations	$179	$295

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

As a result of the sale, the Company’s consolidated financial statements reflect India operations as discontinued operations for the three months ended March 31, 2006. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of the discontinued India operations for the three months ended March 31, 2006 is as follows (in thousands):

Three Months Ended March 31,
2006
Net revenues	$2,847
Operating expenses	2,211

Income from operations	636
Interest expense	(1)
Interest income and other income	45

Income before income tax	680
Income tax expense	(33)

Income from discontinued operations	$647

11. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period.

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon conversion of its 2003 Convertible Senior Notes, 2000 Convertible Subordinated Debentures, the Step Up Convertible Subordinated Debentures and 5% Exchangeable Senior Notes.

The Company had no dilutive common share equivalents during the three months ended March 31, 2007. The following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share for the three months ended March 31, 2007 due to their antidilutive effects:

•	7.8 million shares issuable under the Company’s stock option compensation plans,

•	46.9 million shares issuable upon conversion of the 5% Exchangeable Senior Notes,

•	23.2 million shares issuable upon the conversion of the 2006 Step Up Convertible Notes,

•	8.3 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	0.2 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

The Company had no dilutive common share equivalents during the three months ended March 31, 2006. The following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share for the three months ended March 31, 2006 due to their antidilutive effects:

•	8.7 million shares issuable under the Company’s stock option compensation plans,

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes,

•	0.5 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures, and

•	23.2 million shares issuable upon the conversion of the Step Up Convertible Subordinated Debentures.

12. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

PTHI’s 2004 Senior Notes, senior secured term loan facility and 5% Exchangeable Senior Notes are fully and unconditionally guaranteed by PTGI on a senior basis as of March 31, 2007. PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of March 31, 2007 and December 31, 2006 and for three months ended March 31, 2007 and March 31, 2006 are included for (a) PTGI on a stand-alone basis; (b) PTHI on a stand-alone basis; (c) PTGI’s indirect non-guarantor subsidiaries on a combined basis; and (d) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended March 31, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$227,945	$—	$227,945
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	145,096	—	145,096
Selling, general and administrative	1,256	3,717	63,840	—	68,813
Depreciation and amortization	—	—	6,578	—	6,578
Loss on sale or disposal of assets	—	—	8	—	8

Total operating expenses	1,256	3,717	215,522	—	220,495

GAIN (LOSS) FROM OPERATIONS	(1,256)	(3,717)	12,423	—	7,450
INTEREST EXPENSE	(3,397)	(7,812)	(2,230)	—	(13,439)
ACCRETION ON DEBT DISCOUNT	(400)	—	102	—	(298)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	—	(5,959)	—	(5,959)
INTEREST AND OTHER INCOME	286	—	1,211	—	1,497
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	5,951	(2,422)	(554)	—	2,975
INTERCOMPANY INTEREST	896	—	(896)	—	—
MANAGEMENT FEE	—	2,013	(2,013)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	2,080	(11,938)	2,084	—	(7,774)
INCOME TAX EXPENSE	75	—	(1,080)	—	(1,005)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	2,155	(11,938)	1,004	—	(8,779)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(4,797)	7,141	—	(2,344)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,642)	(4,797)	1,004	(2,344)	(8,779)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	179	—	179
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	5,958	—	5,958

NET INCOME (LOSS)	$(2,642)	$(4,797)	$7,141	$(2,344)	$(2,642)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended March 31, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$268,521	$—	$268,521
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	178,662	—	178,662
Selling, general and administrative	2,139	1,168	72,955	—	76,262
Depreciation and amortization	—	—	17,598	—	17,598
Loss on sale or disposal of assets	—	—	1,012	—	1,012

Total operating expenses	2,139	1,168	270,227	—	273,534

LOSS FROM OPERATIONS	(2,139)	(1,168)	(1,706)	—	(5,013)
INTEREST EXPENSE	(4,585)	(7,553)	(1,540)	—	(13,678)
ACCRETION ON DEBT DISCOUNT	(392)	—	—	—	(392)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	2,523	—	—	—	2,523
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	2,728	—	(115)	—	2,613
INTEREST AND OTHER INCOME	30	—	538	—	568
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	3,010	(1,638)	(3,384)	—	(2,012)
INTERCOMPANY INTEREST	1,058	—	(1,058)	—	—
MANAGEMENT FEE	—	2,278	(2,278)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	2,233	(8,081)	(9,543)	—	(15,391)
INCOME TAX EXPENSE	(106)	(93)	(1,050)	—	(1,249)

INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	2,127	(8,174)	(10,593)	—	(16,640)
EQUITY IN NET LOSS OF SUBSIDIARIES	(17,825)	(9,651)	—	27,476	—

LOSS FROM CONTINUING OPERATIONS	(15,698)	(17,825)	(10,593)	27,476	(16,640)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	942	—	942

NET LOSS	$(15,698)	$(17,825)	$(9,651)	$27,476	$(15,698)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	March 31, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,662	$(138)	$79,355	$—	$103,879
Accounts receivable	—	—	110,975	—	110,975
Prepaid expenses and other current assets	1,651	—	26,357	—	28,008

Total current assets	26,313	(138)	216,687	—	242,862
INTERCOMPANY RECEIVABLES	27,895	1,079,722	—	(1,107,617)	—
INVESTMENTS IN SUBSIDIARIES	30,377	(652,145)	—	621,768	—
RESTRICTED CASH	—	—	8,558	—	8,558
PROPERTY AND EQUIPMENT—Net	—	—	113,730	—	113,730
GOODWILL	—	—	34,815	—	34,815
OTHER INTANGIBLE ASSETS—Net	—	—	2,369	—	2,369
OTHER ASSETS	3,145	7,511	19,555	—	30,211

TOTAL ASSETS	$87,730	$434,950	$395,714	$(485,849)	$432,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$698	$173	$64,832	$—	$65,703
Accrued interconnection costs	—		46,519	—	46,519
Deferred revenue	—	—	17,399	—	17,399
Accrued expenses and other current liabilities	1,671	1,090	47,384	—	50,145
Accrued income taxes	957	154	22,829	—	23,940
Accrued interest	2,478	3,977	1,564	—	8,019
Current portion of long-term obligations	—	3,816	8,696	—	12,512

Total current liabilities	5,804	9,210	209,223	—	224,237
INTERCOMPANY PAYABLES	353,828	—	753,789	(1,107,617)	—
LONG-TERM OBLIGATIONS (net of premium or discount of $1,755)	130,590	395,363	160,747	—	686,700
OTHER LIABILITIES	—	—	56	—	56

Total liabilities	490,222	404,573	1,123,815	(1,107,617)	910,993

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,141	—	—	—	1,141
Additional paid-in capital	692,996	1,161,930	305,844	(1,467,774)	692,996
Accumulated deficit	(1,096,629)	(1,131,553)	(957,989)	2,089,542	(1,096,629)
Accumulated other comprehensive loss	—	—	(75,956)	—	(75,956)

Total stockholders’ equity (deficit)	(402,492)	30,377	(728,101)	621,768	(478,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$87,730	$434,950	$395,714	$(485,849)	$432,545

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,764	$(28)	$60,581	$—	$64,317
Accounts receivable	—	—	118,012	—	118,012
Prepaid expenses and other current assets	789	—	23,489	—	24,278

Total current assets	4,553	(28)	202,082	—	206,607
INTERCOMPANY RECEIVABLES	80,055	1,097,191	—	(1,177,246)	—
INVESTMENTS IN SUBSIDIARIES	41,165	(653,295)	—	612,130	—
RESTRICTED CASH	—	—	8,415	—	8,415
PROPERTY AND EQUIPMENT—Net	—	—	111,682	—	111,682
GOODWILL	—	—	34,893	—	34,893
OTHER INTANGIBLE ASSETS—Net	—	—	2,762	—	2,762
OTHER ASSETS	3,717	7,992	16,182	—	27,891

TOTAL ASSETS	$129,490	$451,860	$376,016	$(565,116)	$392,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$838	$301	$69,447	$—	$70,586
Accrued interconnection costs	—	—	48,942	—	48,942
Deferred revenue	—	—	18,315	—	18,315
Accrued expenses and other current liabilities	1,111	2,070	43,803	—	46,984
Accrued income taxes	1,460	150	16,311	—	17,921
Accrued interest	4,169	8,766	692	—	13,627
Current portion of long-term obligations	22,702	3,816	10,479	—	36,997

Total current liabilities	30,280	15,103	207,989	—	253,372
INTERCOMPANY PAYABLES	322,190	—	855,056	(1,177,246)	—
LONG-TERM OBLIGATIONS (net of discount of $5,354)	170,937	395,592	40,548	—	607,077
OTHER LIABILITIES	—	—	56	—	56

Total liabilities	523,407	410,695	1,103,649	(1,177,246)	860,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,138	—	—	—	1,138
Additional paid-in capital	692,941	1,161,930	305,844	(1,467,774)	692,941
Accumulated deficit	(1,087,996)	(1,120,765)	(959,139)	2,079,904	(1,087,996)
Accumulated other comprehensive loss	—	—	(74,338)	—	(74,338)

Total stockholders’ equity (deficit)	(393,917)	41,165	(727,633)	612,130	(468,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$129,490	$451,860	$376,016	$(565,116)	$392,250

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,642)	$(4,797)	$7,141	$(2,344)	$(2,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	2,892	—	2,892
Stock compensation expense	—	58	—	—	58
Depreciation and amortization	—	—	6,578	—	6,578
Gain on sale or disposal of assets	—	—	(5,950)	—	(5,950)
Accretion of debt discount	400	—	(102)	—	298
Equity in net (gain) loss of subsidiary	4,797	(7,141)	—	2,344	—
Loss on early extinguishment or restructuring of debt	—	—	5,959	—	5,959
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(5,975)	2,418	(7)	—	(3,564)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	5,443	—	5,443
Increase in prepaid expenses and other current assets	(864)	—	(1,741)	—	(2,605)
(Increase) decrease in other assets	239	481	(1,901)	—	(1,181)
(Increase) decrease in intercompany balance	81,599	14,993	(96,592)	—	—
Decrease in accounts payable	(140)	(128)	(5,328)	—	(5,596)
Decrease in accrued interconnection costs	—	—	(2,780)	—	(2,780)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	57	(976)	2,793	—	1,874
Increase (decrease) in accrued interest	(1,691)	(4,789)	876	—	(5,604)

Net cash provided by (used in) operating activities	75,780	119	(82,719)	—	(6,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(6,391)	—	(6,391)
Cash from disposition of business, net of cash disposed	—	—	5,527	—	5,527
Decrease in restricted cash	—	—	42	—	42

Net cash used in investing activities	—	—	(822)	—	(822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	109,275	—	109,275
Debt issuance costs	—	—	(6,570)	—	(6,570)
Principal payments on capital leases, vendor financing and other long-term obligations	(54,882)	(229)	(483)	—	(55,594)

Net cash provided by (used in) financing activities	(54,882)	(229)	102,222	—	47,111

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	93	—	93

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,898	(110)	18,774	—	39,562
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	(28)	60,581	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,662	$(138)	$79,355	$—	$103,879

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,698)	$(17,825)	$(9,651)	$27,476	$(15,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	3,943	—	3,943
Stock compensation expense	—	113	—	—	113
Depreciation and amortization	—	—	17,909	—	17,909
Loss on sale or disposal of assets	—	—	1,036	—	1,036
Accretion of debt discount	392	—	—	—	392
Equity in net loss of subsidiary	17,825	9,651	—	(27,476)	—
Change in estimated fair value of embedded derivatives	(2,523)	—	—	—	(2,523)
(Gain) loss on early extinguishment or restructuring of debt	(2,728)	—	115	—	(2,613)
Other	—	—	(101)	—	(101)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(2,970)	2,803	1,533	—	1,366
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	11,784	—	11,784
Decrease in prepaid expenses and other current assets	461	8	2,207	—	2,676
(Increase) decrease in other assets	290	160	(260)	—	190
(Increase) decrease in intercompany balance	1,461	10,404	(11,865)	—	—
Increase (decrease) in accounts payable	(1,067)	260	(3,627)	—	(4,434)
Decrease in accrued interconnection costs	—	—	(6,873)	—	(6,873)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	503	(538)	6,242	—	6,207
Increase (decrease) in accrued interest	379	(4,727)	—	—	(4,348)

Net cash provided by (used in) operating activities	(3,675)	309	12,392	—	9,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(9,388)	—	(9,388)
Cash used for business acquisitions, net of cash acquired	—	—	(62)	—	(62)
Decrease in restricted cash	—	—	1,349	—	1,349

Net cash used in investing activities	—	—	(8,101)	—	(8,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	17,640	—	17,640
Debt issuance costs	—	—	(2,850)	—	(2,850)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(250)	(4,341)	—	(4,591)
Proceeds from sale of common stock	4,970	—	—	—	4,970

Net cash provided by (used in) financing activities	4,970	(250)	10,449	—	15,169

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(382)	—	(382)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,295	59	14,358	—	15,712
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255	(82)	41,826	—	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,550	$(23)	$56,184	$—	$58,711

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Operations

Generally, we price our services competitively with the major carriers and service providers operating in our principal service regions. We seek to generate net revenue through sales and marketing efforts focused on customers with significant communications needs (international and domestic voice, wireless, VOIP, high speed Internet and data/hosting), including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers and through acquisitions.

Long distance voice minutes of use per customer continue to decline as more customers are using wireless devices and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice; broadband for dial-up Internet service provider (ISP) services) has resulted in revenue declines in our legacy long distance voice and dial-up ISP businesses. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend will result in greater competition from the existing wireline and wireless competitors and from new entrants, such as cable companies and VOIP companies, which could continue to affect adversely our net revenue per minute, as well as minutes of use.

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

Overall, carrier revenue accounted for 20% and 21% of total net revenue for the quarter ended March 31, 2007 and for the year ended December 31, 2006. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; prepaid services versus traditional post-paid voice services; Internet, VOIP and data services versus fixed line voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Our margin is also affected by customer transfer and migration fees. We generally pay a charge to install and transfer a new customer onto our network, and to migrate DSL and local customers. However, installing and migrating customers to our own networks, such as the DSL networks in Australia and Canada, enable us to increase our margin on such services as compared to resale of services using other carriers’ networks.

SG&A expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and administrative costs. All SG&A expenses are expensed when incurred.

First Quarter 2007 Results and Accomplishments

We met our expectations for income from operations in the first quarter, despite expected revenue declines driven largely by seasonality and the loss of low-margin/low-growth businesses.

Significantly, our improving financial performance over the past year positioned us to execute successfully a number of important liquidity-enhancing initiatives during the quarter. Collectively, these initiatives have enabled us to: (1) raise over $75 million in cash to fund fully our business plan for 2007; and (2) refinance obligations that extend the nearest material debt maturity to mid-year 2009. As a result of these accomplishments, we now have the financial flexibility to make additional investments in our higher margin and most successful growth businesses as well as to consider potentially attractive acquisitions. Any combination of these actions would be undertaken with an initial goal of increasing the rate of revenue growth and contribution from broadband, VOIP, local, data and hosting services.

During the first quarter 2007, we significantly improved our liquidity through the successful completion of a private sale of $24 million principal amount of new 14 1/4% Second Lien Notes for cash, the accompanying private exchange of an additional $33 million principal amount of 14 1/4% Second Lien Notes for $41 million principal amount of existing 12 3/4% Senior Notes; the private sale of $51 million principal amount of 14 1/4% Second Lien Notes for cash in March 2007; the refinancing of a US$ 28 million Canadian credit facility scheduled to mature in April 2008 with a new US$35 million facility with a March 2012 maturity; the refinancing of an $8 million Australian fiber purchase agreement with an original maturity of March 2007 to amortize over a two-year period; and the sale of a domain registration business unit in Australia for approximately $6 million in net cash proceeds.

On the heels of strong improvement in operating results throughout the full year 2006, our first quarter results, in combination with successful execution of the above liquidity-enhancing initiatives, reflect early progress against our two-year Transformation Strategy – as announced at year-end and as set forth below:

A)	Strengthen the balance sheet opportunistically through potential de-levering transactions and equity capital infusions;

B)	Significantly improve the Company’s non-sales and marketing cost structure through increased outsourcing and/or off-shoring at lower cost locations globally and maintain an aggressive cost management program;

C)	Focus on improving sales productivity and margin enhancements by leveraging the Company’s network assets and increasing the revenue mix in favor of higher margin growth services; and

D)	Opportunistically sell non-strategic assets and businesses and use the proceeds either to accelerate growth of high-margin businesses or to strengthen the balance sheet.

Our focus will continue to be on growing the high-margin broadband, VOIP, local, data and hosting service initiatives that are performing well with an annualized revenue run-rate of approximately $200 million. That growth has been accomplished with sales and marketing investment levels constrained by available cash. With our newly expanded resources, we now have the opportunity to consider accelerated growth strategies in these high-margin products.

To enhance our liquidity further, as well as to sharpen our geographic and product focus, a critical element of the Transformation Strategy is opportunistically to sell non-strategic assets and businesses. Over the next 18 months, we have set a goal to generate between $50 million and $100 million in cash proceeds from monetizing several low-margin/low-growth businesses, with a modest impact on operating profitability. Those proceeds, in turn, could be applied to fund increased levels of investment in our high-margin growth initiatives—both organically and through acquisitions—as well as to reduce debt.

We expect overall revenue to decline in 2007 as compared to 2006, particularly as we continue to prune or to divest low-margin, or non-core revenue streams. Our objective, however, is to generate contribution from growth products such as broadband, VOIP, local, data and hosting in excess of the contribution loss from the decline in legacy voice and dial-up ISP products. Our objective during 2007 is to improve contribution by 10% or more over 2006, recognizing seasonal fluctuations in quarterly performance. At that level of contribution (which assumes stable currency exchange rates throughout 2007 and excludes any material expenses related to further restructuring) and with our current cash position and our completed 2007 financing transactions, we believe our 2007 business plan is fully funded.

As we continue to execute on the Transformation Strategy over the next two years, we envision a company with a narrower product and geographic focus. The revenues should be predominantly retail with a larger business component—principally small- and medium-sized enterprises. The major products will be broadband, data and hosting, local and Internet, with mobile and traditional voice playing supporting roles. We expect sequential revenue growth from these products with operating margins between 10% and 20%. Overall, our vision is of a smaller, more focused and more profitable enterprise performing in business areas that should attract higher valuations. This, in turn, can provide us even more flexibility going forward to refinance existing indebtedness and regain value in our equity to support continued growth.

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

In the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, the USD was weaker on average as compared to the AUD, GBP and EUR and stronger on average as compared to the CAD. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months ended March 31, 2007 and 2006 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the three months ended
	March 31, 2007	March 31, 2006	Variance	Variance %
Canada	$62,784	$70,546	$(7,762)	(11)%
Australia	$70,201	$77,198	$(6,997)	(9)%
United Kingdom	$24,873	$22,720	$2,153	9%
Europe*	$21,275	$45,609	$(24,334)	(53)%

Net Revenue by Location—in Local Currencies

	For the three months ended
	March 31, 2007	March 31, 2006	Variance	Variance %
Canada (in CAD)	73,591	81,481	(7,890)	(10)%
Australia (in AUD)	89,393	104,463	(15,080)	(14)%
United Kingdom (in GBP)	13,530	12,963	567	4%
Europe* (in EUR)	16,242	37,942	(21,700)	(57)%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

Critical Accounting Policies

On January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the unrecognized tax benefits.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2006 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and accounting for income taxes. No other significant changes in our critical accounting policies have occurred since December 31, 2006.

Results of Operations

Results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006

Net revenue decreased $40.6 million or 15.1% to $227.9 million for the three months ended March 31, 2007 from $268.5 million for the three months ended March 31, 2006. Our data/Internet and VOIP revenue contributed $43.3 million and $30.0 million, respectively, for the three months ended March 31, 2007, as compared to $41.5 million and $29.4 million, respectively, for the three months ended March 31, 2006.

United States: United States net revenue decreased $1.6 million or 3.3% to $47.0 million for the three months ended March 31, 2007 from $48.6 million for the three months ended March 31, 2006. The decrease is primarily attributed to a decrease of $3.3 million in retail voice services including declines in residential and small business voice services and a decline in prepaid services, partially offset by an increase of $1.6 million in carrier, retail VOIP and other.

Canada: Canada net revenue decreased $7.8 million or 11.0% to $62.8 million for the three months ended March 31, 2007 from $70.5 million for the three months ended March 31, 2006. The decrease is primarily attributed to a decrease of $5.4 million in retail voice services, a decrease of $3.3 million in prepaid services and a decrease of $0.8 million in carrier and local services. These decreases were partially offset by an increase of $1.7 million in Internet, VOIP and wireless services. The weakening of the CAD against the USD accounted for a $1.0 million decrease to revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended		Year-over-Year
	March 31, 2007 Net Revenue	March 31, 2006 Net Revenue	Variance	Variance %
United States	$45,868	$47,629	$(1,761)	(4)%
Canada	$62,784	$70,546	$(7,762)	(11)%
Other	$1,145	$987	$158	16%

Europe: European net revenue decreased $23.1 million or 33.1% to $46.9 million for the three months ended March 31, 2007 from $70.0 million for the three months ended March 31, 2006. The decrease is primarily attributable to a $16.9 million decrease in prepaid services (including decreases of $18.4 million in Netherlands, offset by an increase of $1.5 million in the United Kingdom) and a $9.9 million decrease in carrier services. These decreases were partially offset by an increase of $3.3 million in retail voice services and an increase of $0.4 million in wireless and VOIP services. The strengthening of the European currencies against the USD accounted for a $6.8 million increase to revenue, which is included in the explanations above, when comparing the exchange rates for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended March 31, 2007		For the three months ended March 31, 2006		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$24,873	53%	$22,720	32%	$2,153	9%
Netherlands	605	1%	19,270	28%	(18,665)	(97)%
Germany	6,858	15%	11,511	16%	(4,653)	(40)%
Spain	3,874	8%	4,852	7%	(978)	(20)%
Other	10,644	23%	11,661	17%	(1,017)	(9)%

Europe Total	$46,854	100%	$70,014	100%	$(23,160)	(33)%

Asia-Pacific: Asia-Pacific net revenue decreased $8.1 million or 10.1% to $71.3 million for the three months ended March 31, 2007 from $79.3 million for the three months ended March 31, 2006. The decrease is primarily attributable to a $5.5 million decrease in residential voice services, a $2.5 million decrease in dial-up Internet services, a $2.7 million decrease in business voice services, a $0.8 million decrease in carrier services and a $0.2 million decrease in prepaid services, partially offset by a $3.7 million increase in Australia DSL and VOIP services. The strengthening of the AUD against the USD accounted for a $4.9 million increase to revenue, which is included in the explanations above, which reflects changes in the exchange rates for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended March 31, 2007		For the three months ended March 31, 2006		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$70,201	98%	$77,198	97%	$(6,997)	(9)%
Japan	1,092	2%	2,147	3%	(1,055)	(49)%

Asia-Pacific Total	$71,293	100%	$79,345	100%	$(8,052)	(10)%

Cost of revenue decreased $33.6 million to $145.1 million, or 63.7% of net revenue, for the three months ended March 31, 2007 from $178.7 million, or 66.5% of net revenue, for the three months ended March 31, 2006.

United States: United States cost of revenue decreased $2.4 million primarily due to a decrease of $2.3 million in retail voice services and a decrease of $1.0 million in Internet, VOIP, wireless and prepaid services. These decreases were partially offset by an increase of $0.9 million in carrier services.

Canada: Canada cost of revenue decreased $5.8 million primarily due to a decrease of $4.5 million in retail voice services, and a decrease of $1.8 million in carrier, prepaid card and local services, in aggregate. These decreases were partially offset by an increase of $0.5 million in Internet, VOIP and wireless services, in aggregate. The weakening of the CAD against the USD accounted for a $0.5 million decrease to cost of revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Europe: European cost of revenue decreased by $18.8 million. The decrease is primarily attributable to an $11.3 million decrease in prepaid services, and a decrease of $9.2 million in carrier services. These decreases were partially offset by an increase of $1.4 million in retail voice services. The strengthening of the European currencies against the USD accounted for a $5.5 million increase to cost of revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Asia-Pacific: Asia-Pacific cost of revenue decreased $6.5 million primarily due to a decrease of $4.5 million in residential voice services, a decrease of $1.7 million in business services, a decrease of $0.6 million in carrier services, a decrease of $0.5 million in Internet services, and a decrease of $1.6 million for prepaid card and other services, in aggregate. These decreases were partially offset by an increase of $2.0 million in DSL services. The strengthening of the AUD against the USD accounted for a $3.2 million increase to cost of revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Selling, general and administrative expenses decreased $7.4 million to $68.8 million, or 30.2% of net revenue, for the three months ended March 31, 2007 from $76.3 million, or 28.4% of net revenue, for the three months ended March 31, 2006. The decrease in selling, general and administrative expenses is attributable to a decrease of $6.2 million in sales and marketing expenses primarily in prepaid services agent commissions, a $1.1 million decrease in general and administrative expenses, a decrease of $0.7 million in occupancy expenses, and a $0.3 million decrease in salaries and benefits. These decreases were partially offset by an increase of $0.9 million in professional fees.

United States: United States selling, general and administrative expenses increased $0.1 million to $16.7 million for three months ended March 31, 2007 from $16.6 million for the three months ended March 31, 2006. The increase is attributable to an increase of $0.6 million in professional fees and an increase of $0.4 million in advertising, offset by a decrease of $0.6 million in occupancy expenses.

Canada: Canada selling, general and administrative expense decreased $0.2 million to $23.5 million for the three months ended March 31, 2007 from $23.7 million for the three months ended March 31, 2006. The decrease is attributable to decreases of $0.5 million in sales and marketing expenses and $0.3 million in salaries and benefits, offset by an increase of $0.8 million in advertising.

Europe: Europe selling, general and administrative expense decreased $6.8 million to $9.4 million for the three months ended March 31, 2007 from $16.2 million for the three months ended March 31, 2006. The decrease is attributable to a decrease of $5.4 million in sales and marketing expense primarily in prepaid services agent commissions, a decrease of $0.8 million in salaries and benefits, and a decrease of $0.4 million in general and administrative expenses.

Asia-Pacific: Asia-Pacific selling, general and administrative expense decreased $0.7 million to $19.2 million for the three months ended March 31, 2007 from $19.8 million for the three months ended March 31, 2006. The decrease is attributable to a decrease of $1.3 million in advertising and decreases of $0.7 million in sales and marketing and general and administrative expenses. These decreases were partially offset by an increase of $0.8 million in salaries and benefits and an increase of $0.4 million in professional fees.

Depreciation and amortization expense decreased $11.0 million to $6.6 million for the three months ended March 31, 2007 from $17.6 million for the three months ended March 31, 2006. The decrease consists of a decrease in depreciation expense of $9.5 million and a decrease in amortization expense of $1.5 million primarily due to the asset impairment recognized in the second quarter 2006.

Interest expense decreased $0.3 million to $13.4 million for the three months ended March 31, 2007 from $13.7 million for the three months ended March 31, 2006. The decrease is a result of a $1.6 million decrease mainly resulting from reductions in our October 1999 Senior Notes and the retirement in full of our 2000 Convertible Subordinated Debentures, offset by an increase of $1.4 million mainly resulting from issuance of our 14 1/4 % Second Lien Notes, the 25 basis point interest increase for our Senior Secured Term Loan Facility and a full three months expense and step-up of the rate on the 2006 Step Up Convertible Subordinated Debentures.

Gain (loss) on early extinguishment or restructuring of debt was a $6.0 million loss for the three months ended March 31, 2007 compared to a $2.6 million gain for the three months ended March 31, 2006. In first quarter 2007, we issued in a private transaction $57.2 million principal amount of the 14 1/4% Second Lien Notes, in exchange for $40.7 million principal amount of the Company’s outstanding October 1999 Senior Notes and $23.6 million in cash . This exchange has been deemed a debt modification, resulting in a $5.1 million loss on restructuring of debt for financing costs incurred. The remaining $0.9 million of expense in the three months ended March 31, 2007, resulted from costs related to the early retirement of the Canadian credit facility. In March 2006, we exchanged $27.4 million principal amount of our 2000 Convertible Subordinated Debentures for $27.5 million principal amount of our 2006 Step Up Convertible Subordinated Debentures resulting in a gain on early extinguishment of debt of $1.5 million including the write-off of related deferred financing costs. In January 2006, we exchanged 1,825,000 shares of our common stock for the extinguishment of $2.5 million in principal amount of the October 1999 Senior Notes resulting in a $1.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

Foreign currency transaction gain (loss) was a gain of $3.0 million for the three months ended March 31, 2007 as compared to a loss of ($2.0) million for the three months ended March 31, 2006. This gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense decreased to $1.0 million for the three months ended March 31, 2007 from $1.2 million for the three months ended March 31, 2006. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to a United States subsidiary by our Canadian and Australian subsidiaries.

Liquidity and Capital Resources

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and capacity, development of back-office systems, interest and principal payments on outstanding debt and other obligations, withholding taxes and acquisitions. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, vendor financing, capital lease financing and other financing arrangements.

Net cash used in operating activities was $6.8 million for the three months ended March 31, 2007 as compared to net cash provided by operating activities of $9.0 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, net income, net of non-cash operating activity, provided $3.6 million of cash. In addition, cash was increased by a reduction in accounts receivable of $5.4 million and an increase in deferred revenue, accrued expenses, accrued income taxes and other liabilities of $1.9 million. In 2007, we used $3.8 million to increase our prepaid expenses and other assets, $8.4 million to reduce our accounts payable and accrued interconnection costs and $5.6 million to reduce our accrued interest. For the three months ended March 31, 2006, net income, net of non-cash operating activity, provided $3.8 million of cash. In addition, cash was increased by reductions in accounts receivable of $11.8 million, increases in deferred revenue, accrued expenses, accrued income taxes and other liabilities of $6.2 million and reductions in prepaid expenses and other current assets of $2.7 million. During the three months ended March 31, 2006 we used $11.3 million of cash to reduce accounts payable and accrued interconnections costs, and accrued interest was reduced by $4.3 million.

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2007 compared to $8.1 million for the three months ended March 31, 2006. Net cash used in investing activities during the three months ended March 31, 2007 included $6.4 million of capital expenditures, offset by $5.5 million net cash proceeds from the disposition of our Australian Planet Domain subsidiary. Net cash used by investing activities during the three months ended March 31, 2006 included $9.4 million of capital expenditures primarily for additions to our networks in Australia and Canada, offset by a $1.3 million decrease in restricted cash.

Net cash provided by financing activities was $47.1 million for the three months ended March 31, 2007 as compared to net cash provided by financing activities of $15.2 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, net cash provided by financing activities consisted of $102.7 million from the issuance of $75.2 million principal amount of 14 1/4 % Second Lien Notes for $69.2 million in cash and the issuance of $33.5 million through a credit facility with a financial institution, net of $1.5 million in financing costs; partially offset by the retirement in full of the $22.7 million principal amount of our 2000 Convertible Subordinated Debentures, the repayment in full of a $29.9 million Canadian loan facility and $3.0 million principal payments of capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the three months ended March 31, 2006, net cash provided by financing activities consisted of $14.8 million from the issuance of $15.0 million through an amended and restated loan facility with a Canadian financial institution, net of $0.2 million in financing costs, $5.0 million from the sale of 6.7 million shares of our common stock pursuant to a subscription agreement with an existing stockholder, partially offset by an increase of $4.5 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

As of March 31, 2007, we had $103.9 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for at least the next twelve months.

We have successfully executed a number of liquidity-enhancing initiatives that enabled us to fund fully our 2007 business plans. These initiatives included the following transactions in 2007: (1) two private sales aggregating $75.2 million principal amount of new 14 1/4% Second Lien Notes for cash, and the accompanying private exchange of an additional $33.0 million principal amount of 14 1/4% Second Lien Notes for $40.7 million principal amount of existing 12.75% Senior Notes; (2) financing and refinancing arrangements with fiber and equipment vendors in 2006 and 2007; (3) the sale of a business unit in Australia for approximately $6 million in net cash proceeds; and (4) the refinancing of the existing Canadian credit facility. As a result of these financings, we have additional financial flexibility, subject to the limitations noted below, to make additional investments in our higher margin and most successful growth businesses, as well as to consider potentially attractive acquisitions. Any combination of these actions would be undertaken with an initial goal of increasing the rate of revenue growth and contribution from broadband, VOIP, local, data and hosting services, which are performing currently with an annualized revenue run-rate of approximately $200 million, at a contribution level that would exceed the revenue loss associated with the decline in legacy voice and dial-up ISP products. In any case, we expect overall revenue to decline in 2007 as compared to 2006, particularly as we continue to sell, prune or divest low-margin, or non-core revenue streams.

As of March 31, 2007, we had $5.0 million in future minimum purchase obligations, $37.3 million in future operating lease payments and $699.2 million of indebtedness. Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other (2)	Senior Notes	Convertible and Exchangeable Notes (3)(4)	Step Up Subordinated Debentures	Second Lien Notes	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2007 (as of March 31, 2007)	$7,299	$9,606	$2,706	$13,329	$4,265	$962	$11,133	$876	$11,111	$61,287
2008	8,684	12,703	3,199	22,729	5,713	2,107	15,420	1,266	10,663	82,484
2009	2,529	12,582	3,085	53,542	5,713	29,680	15,420	2,216	7,406	132,173
2010	2,439	12,461	3,085	18,800	137,878	—	15,420	665	4,676	195,424
2011	4	94,250	3,085	18,800	—	—	115,920	—	1,640	233,699
Thereafter	—	—	35,829	282,000	—	—	—	—	1,834	319,663

Total Minimum Principal & Interest Payments	20,955	141,602	50,989	409,200	153,569	32,749	173,313	5,023	37,330	1,024,730
Less: Amount Representing Interest	(2,128)	(43,602)	(15,293)	(143,387)	(19,996)	(5,268)	(65,103)	—	—	(294,777)

Face Value of Long-term Obligations	18,827	98,000	35,696	265,813	133,573	27,481	108,210	5,023	37,330	729,953
Less: Amount Representing Premium (Discount)	—	—	—	—	(1,320)	(3,634)	6,709	—	—	1,755
Add: Exchangeable Notes Interest Treated as Long-Term Obligations (4)					9,857					9,857

Book Value of Long-Term Obligation	$18,827	$98,000	$35,696	$265,813	$142,110	$23,847	$114,919	$5,023	$37,330	$741,565

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 12.1%, which is the interest rate at March 31, 2007.

(2)	For preparation of this table, we have assumed the interest rate of the Financing Facility to be 9.57%, which is the interest rate at March 31, 2007.

(3)	For preparation of this table, we have assumed that the maturity date for the 5% Exchangeable Senior Notes is June 30, 2010 and will not be accelerated to June 30, 2009.

(4)	For preparation of this table, we have shown separately the cash interest payments of PTHI’s 5% Exchangeable Senior Notes as a portion of long-term obligations (see “Senior Notes, Second Lien Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2007, 2008, 2009 and 2010 is $2.8 million, $2.8 million, $2.8 million and $1.4 million, respectively.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $0.9 million, $1.3 million, $2.2 million and $0.7 million in remaining 2007, 2008, 2009 and 2010, respectively.

The indentures governing the senior notes, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures, convertible subordinated debentures, second lien notes and the senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by our subsidiaries. The Company was in compliance with the above covenants at March 31, 2007.

We will continue to have significant debt service obligations during the rest of 2007 and on a long-term basis. From time to time, we consider the feasibility and timing of transactions that could raise capital for additional liquidity, debt reduction, refinancing of existing indebtedness and for additional working capital and growth opportunities. There can be no assurance we will be successful in any of these efforts to obtain any such financing on acceptable terms or at all. If we are successful in raising additional financing or issuing our securities in exchange for debt, securities comprising a significant percentage of our diluted capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change or prove inaccurate, including those with respect to our debt levels, competitive developments, developments affecting our network or product initiatives, services, operations or cash from operating activities, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected. In such circumstances, there can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms. Also there can be no assurance that changes in assumptions or conditions, including those referenced under “Legal Proceedings” and “Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity.

In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described herein under “Special Note Regarding Forward-Looking Statements,” the most efficient use of our capital and resources, including investment in our network, systems and new product initiatives, purchasing, refinancing, exchanging, tendering for or retiring certain of our outstanding debt securities in privately negotiated transactions, open market transactions or by other direct or indirect means, issuing our common stock or purchasing our common stock in the open market to the extent permitted by existing covenants.

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

Newly Adopted Accounting Principle

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. See Note 8—“Income Taxes.”

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q and elsewhere constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•

expectations of future growth, creation of shareholder value, revenue, foreign revenue contributions and net income, as well as income from operations, margins, earnings per share, cash flow and cash sufficiency levels, working capital, network development, customer migration and related costs, spending on and success with new product initiatives, including the development of broadband Internet, VOIP, wireless, local, data and hosting services, traffic development, capital expenditures, selling, general and administrative expenses, income tax expense, fixed asset and goodwill impairment charges, service introductions and cash requirements;

•

increased competitive pressures, declining usage patterns, and our new product initiatives, bundled service offerings, the pace and cost of customer migration onto our networks, the effectiveness and profitability of the new products;

•	financing, refinancing, de-leveraging and/or debt repurchase, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecasts;

•	assumptions regarding currency exchange rates;

•	timing, extent and effectiveness of cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, product plans, performance and results;

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings; and

•	ability to generate net cash proceeds over the next two years from the disposition of selective assets without material impairment to profitability.

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

•	the possible inability to raise additional capital when needed, on attractive terms, or at all;

•	possible claims under our existing debt instruments which could impose constraints and limit our flexibility;

•	the inability to reduce, repurchase, refinance, exchange, tender for or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;

•	the impact of the delisting of our common stock from the Nasdaq Capital Market which may impair our ability to raise capital;

•

further changes in the telecommunications or Internet industry, including rapid technological changes, regulatory and pricing changes in our principal markets and the nature and degree of competitive pressure that we may face;

•	adverse tax or regulatory rulings from applicable authorities;

•	enhanced broadband, DSL, Internet, wireless, VOIP, date and hosting and local and long distance voice telecommunications competition;

•	changes in financial, capital market and economic conditions;

•	changes in service offerings or business strategies, including the need to modify business models if performance is below expectations;

•	difficulty in retaining existing long distance wireline and dial-up ISP customers;

•	difficulty in migrating or retaining customers associated with acquisitions of customer bases, or integrating other assets;

•	difficulty in selling new services in the marketplace;

•	difficulty in providing broadband, DSL, local, VOIP, data and hosting or wireless services;

•	changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate;

•

restrictions on our ability to execute certain strategies or complete certain transactions as a result of our inexperience with new product initiatives, or limitations imposed by available cash resources, our capital structure or debt covenants;

•

risks associated with our limited DSL, Internet, VOIP, data and hosting and wireless experience and expertise, including effectively utilizing new marketing channels such as interactive marketing employing the Internet;

•	entry into developing markets;

•	aggregate margin contribution from the new products are not sufficient in amount or timing to offset the margin decline in our legacy long distance voice and dial-up ISP businesses;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel;

•	risks associated with international operations;

•	dependence on effective information systems;

•	possible claims for patent infringement on products or processes employed in providing our services;

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

•

adverse regulatory rulings or actions affecting our operations, including the imposition of taxes and fees, the imposition of obligations upon VOIP providers to provide enhanced 911 (E911) services and restricting access to broadband networks owned and operated by others; and

•

the potential further elimination or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to future significant issuances of equity securities, changes in ownership or other circumstances, which carryforwards would otherwise be available to reduce future taxable income.

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

Foreign currency can have a major impact on our financial results. Currently in excess of 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/British pound (GBP), and USD/Euro (EUR). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. During the second quarter 2007, we will enter into a forward currency contract required by the new Canadian credit facility. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, the USD was weaker on average as compared to the AUD, GBP and EUR and stronger on average as compared to the CAD. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (14)%, (10)%, 4% and (57)% in local currency compared to the three months ended March 31, 2006, but increased (decreased) (9)%, (11)%, 9% and (53)% in USD, respectively.

Interest rates – The majority of our long-term debt obligations are at fixed interest rates at March 31, 2007. In February 2005, we obtained a $100 million senior secured loan facility, which has a variable interest rate feature. In March 2007, we entered into a senior secured credit agreement with a variable interest rate. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the three months ended March 31, 2007 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, second lien notes, convertible senior notes, exchangeable senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at March 31, 2007. In the case of the convertible senior notes and convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features and excludes an unamortized debt premium (net of discount) of $1.8 million and future cash interest payments of $9.9 million from our 5% Exchangeable Senior Notes that are treated as long term obligations (see Note 4—“Long-Term Obligations”).

	Year of Maturity						Total	Fair Value
	2007	2008	2009	2010	2011	Thereafter
	(in thousands, except percentages)
Fixed Rate	$6,691	$8,070	$60,597	$135,920	$108,239	$235,083	$554,600	$418,459
Average Interest Rate	9%	9%	10%	4%	14%	8%	9%
Variable Rate	$750	$1,000	$1,000	$1,000	$94,250	$35,000	$133,000	$133,000
Average Interest Rate	12%	12%	12%	12%	12%	10%	11%

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that there have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls over financial reporting, that occurred during the quarter ended March 31, 2007, that have materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 26, 2007, a group of plaintiffs who allegedly held approximately $91 million principal amount of 8% Senior Notes due 2014 issued by Primus Telecommunications Holding, Inc., (“Holding”), a wholly owned subsidiary of Primus Telecommunications Group, Incorporated (“Group”), filed suit in the United States District Court for the Southern District of New York alleging, among other things, that Group and Holding were insolvent and that funds to be used to make a February 15, 2007 principal payment of $22.7 million to holders of Group’s outstanding 2000 Convertible Subordinated Debentures had been or would be impermissibly transferred from Holding or its subsidiaries to Group. The plaintiffs allege that the intercompany transfers were or would be fraudulent conveyances or illegal dividends and that the February 15, 2007 payment by Group to holders of the 2000 Convertible Subordinated Debentures also would be a fraudulent transfer. The complaint seeks declarative and injunctive relief to prevent, set aside or declare illegal or fraudulent certain transfers of funds from Holding to Group and injunctive relief to prevent certain payments or disbursements of funds by Group in respect of outstanding obligations of Group that are payable, including the $22.7 million payable by Group in respect of Group’s outstanding 2000 Convertible Subordinated Debentures due February 15, 2007. Plaintiffs were allowed expedited discovery and moved for a preliminary injunction to prevent Group from making the February 15, 2007 payment. On February 14, 2007, after a three-day trial, the plaintiffs’ request for a preliminary injunction was denied by the court. Accordingly, on February 15, 2007, Group satisfied and paid the $22.7 million in respect of the 2000 Convertible Subordinated Debentures. Group and Holding have notified the plaintiffs and the court that they intend to file a motion to dismiss the remaining elements of the complaint. Since the complaint was filed, seven of the sixteen plaintiffs have voluntarily dismissed their claims. If the plaintiffs were to succeed on their claims, it could put in jeopardy the Company’s ability to make certain payment obligations timely. However, Group and Holding believe that the claims concerning this litigation are without merit and will continue to defend the matter vigorously.

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

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of March 31, 2007, due to the material weaknesses that existed in our internal control over accounting for income taxes. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or newly identified material weaknesses in internal control over financial reporting.

In performing an internal control assessment at the end of 2006, our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weaknesses identified by our management, see Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the period ended December 31, 2006. To address the material weakness, we performed additional analysis and other post-closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles. These additional procedures were costly, time consuming and required us to dedicate a significant amount of our resources, including the time and attention of our senior management, toward the correction of these problems. Performing these additional procedures in the future, could cause delays in the filing of our periodic and annual reports to the SEC.

The delay in the filing of our periodic and annual reports could have other adverse effects on our business, including, but not limited to: (1) civil litigation or an investigation by the SEC or other regulatory authorities, which could require us to incur significant legal expenses and other costs or to pay damages, fines or other penalties; (2) covenant defaults, and potentially events of default, under our senior secured credit facilities and the indentures governing our outstanding debt securities, resulting from our failure to file timely our financial statements; (3) negative publicity; and (4) the loss or impairment of investor confidence in our Company.

If competitive pressures continue or intensify and/or the success of our new products is not adequate in amount or timing to offset the decline in results from our legacy businesses, we may not be able to service our debt or other obligations.

There are substantial risks and uncertainties in our future operating results, particularly as aggressive pricing and bundling strategies by certain incumbent carriers, ILECs and other competitors, including cable companies, have intensified competitive pressures in the markets where we operate, and/or if we have insufficient financial resources to market our services. The aggregate anticipated margin contribution from our new products may not be adequate in amount or timing to offset the declines in margin from our legacy long distance voice and dial-up ISP business. In addition, regulatory decisions could have a material adverse impact on our operations and outlook. See also information under “Item 2—MD&A—Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks” and in these Risk Factors. If adverse events referenced or described herein or therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

Our high level of debt and liquidity needs may adversely affect our financial and operating flexibility.

We currently have substantial indebtedness and anticipate that we and our subsidiaries may incur additional indebtedness in the future. The level and/or terms of our indebtedness (1) could make it difficult for us to make required payments of principal and interest on our outstanding debt; (2) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (3) requires that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; (4) could limit our flexibility in planning for, or reacting to, changes in our business; (5) results in our being more highly leveraged than many of our competitors, which places us at a competitive disadvantage; (6) will make us more vulnerable in the event of a downturn in our business; and (7) could limit our ability to sell assets or fund our operations due to covenant restrictions.

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

Given our limited experience in delivering our new products and in providing bundled local, wireless, broadband, DSL, Internet, data and hosting and VOIP services, we may not be able to operate successfully or expand these parts of our business.

During the third quarter of 2004 we accelerated initiatives to become an integrated wireline, wireless and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline and dial-up ISP customers to our competitors’ bundled wireless, wireline and broadband service offerings. Our experience in providing these new products in certain markets and in providing these bundled service offerings is limited. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expect that we will experience increased competition from traditional telecommunications carriers and cable companies and other new entrants that expand into the market for broadband, VOIP, Internet services, data and hosting and traditional voice services, and regulatory developments may impair our ability to compete. Therefore, future operations involving these individual or bundled services may not succeed in this new competitive environment, and we may not be able to expand successfully; may experience margin pressure; may face quarterly revenue and operating results variability; may have limited resources to develop and to market the new services; and have heightened difficulty in establishing future revenues or results. As a result, there can be no assurance that we will reverse recent revenue declines or maintain or increase revenues or be able to generate income from operations or net income in the future or on any predictable or timely basis.

We may be exposed to significant liability resulting from our noncompliance with FCC directives regarding enhanced 911 (E911) services.

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network (PSTN) to provide E911 service in a manner similar to traditional wireline carriers by November 2005. LINGO, a subsidiary of ours which sells VOIP services, was unable to meet this deadline for all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service, and the FCC has not yet addressed our waiver petition. As of April 19, 2007, approximately 10% of our LINGO customers were without E911 service. We also participated in a legal challenge to these rules, but the U.S. Court of Appeals for the District of Columbia Circuit denied our petition for review of the FCC’s rules on December 15, 2006.

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

The long distance telecommunications, Internet, broadband, DSL, data and hosting and wireless industry is significantly influenced by the marketing and pricing decisions of the larger long distance, Internet access, broadband, DSL, data and hosting and wireless business participants. Prices in the long distance industry have continued to decline in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Competitors in our core markets include, among others: AT&T, the regional bell operating companies (RBOCs) and the major wireless carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, Allstream (formerly AT&T Canada) and the major wireless and cable companies in Canada; and BT, Cable & Wireless United Kingdom, Colt Telecom, Energis and the major wireless carriers in the United Kingdom. Customers frequently change long distance, wireless and broadband providers, and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is becoming similar to the intense competition in the United States. Many of our competitors are significantly larger than us and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower debt leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, Canada and Australia and the major wireless carriers and cable companies, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls. This strategy of our competitors could have a material adverse effect on our net revenue per minute, results of operations and financial condition if our pricing, set to remain competitive, is not offset by similar declines in our costs. Companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future, may face quarterly revenue and operating results variability, and may have heightened difficulty in estimating future revenues or results.

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

The local and long distance telecommunications, data, broadband, Internet, VOIP, data and hosting and wireless industries are intensely competitive with relatively limited barriers to entry in the more deregulated countries in which we operate and with numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, cable television companies, who would offer voice, broadband, Internet access and television, and electric power utilities who would offer voice and broadband Internet access. For example, the United States and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the United States, as certain conditions have been met under the Telecommunications Act of 1996, the RBOCs have been allowed to enter the long distance market, and other long distance carriers have been allowed to enter the local telephone services market (although judicial and regulatory developments have diminished the attractiveness of this opportunity), and many entities, including cable television companies and utilities, have been allowed to enter both the local service and long distance telecommunications markets. Moreover, the rapid enhancement of VOIP technology may result in increasing levels of traditional domestic and international voice long distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks. Currently, there are significant capital investment savings and cost savings associated with carrying voice traffic employing VOIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long distance voice services will decrease in order to be competitive with VOIP. Additionally, competition is expected to be intense to switch customers to VOIP product offerings, as is evidenced by numerous recent market announcements in the United States and internationally from industry leaders and competitive carriers concerning significant VOIP initiatives. Our ability effectively to retain our existing customer base and generate new customers, either through our traditional network or our own VOIP offerings, may be adversely affected by accelerated competition arising as a result of VOIP initiatives, as well as regulatory developments that may impede our ability to compete, such as restrictions on access to broadband networks owned and operated by others and the requirements to provide E911 services. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

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

We have significant international operations and, as of March 31, 2007, derived 80% of our net revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

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

Our long-term success depends on our ability to design, implement, operate, manage and maintain a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network and to provide local, broadband Internet, data and hosting and wireless services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to develop necessary network or to migrate traffic and customers onto our network, or if we experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

If we are not able to use and protect intellectual property domestically and internationally, it could have a material adverse effect on our business.

Our ability to compete depends, in part, on our ability to use intellectual property in the United States and internationally. We rely on a combination of trade secrets, trademarks and licenses to protect our intellectual property. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others. The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently used by us or other technology that we may seek to license in the future will be available to us on commercially reasonable terms or at all. Although our existing intellectual property are on standard commercial terms made generally available by the companies providing the licenses and, individually, their costs and terms are not material to our business, the loss of, or our inability to maintain existing licenses, could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated. Such delays or reductions in the aggregate could harm our business. We also generally rely on indemnification provisions in licensing contracts to protect against claims of infringement regarding the licensed technology, which indemnification could be affected by, among other things, the financial strength of the licensor.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: May 15, 2007	By:	/s/ THOMAS R. KLOSTER

Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2007	By:	/s/ TRACY B. LAWSON

Tracy B. Lawson
Vice President – Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	First amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on From S-8, No. 333-56557.

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.3	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

31	Certifications.

32	Certification.*

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.