Form 10-Q
period 2007-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2007-08-14
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2007
Common Stock $0.01 par value	142,632,540

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET REVENUE	$227,357	$250,071	$454,377	$517,705
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	142,218	167,465	286,874	345,680
Selling, general and administrative	68,879	71,557	137,212	147,391
Depreciation and amortization	7,343	16,497	13,900	34,068
Loss on sale or disposal of assets	676	13,495	684	14,507
Asset impairment write-down	—	209,248	—	209,248

Total operating expenses	219,116	478,262	438,670	750,894

INCOME (LOSS) FROM OPERATIONS	8,241	(228,191)	15,707	(233,189)
INTEREST EXPENSE	(16,424)	(13,801)	(29,858)	(27,470)
ACCRETION ON DEBT DISCOUNT, NET	(76)	(1,174)	(374)	(1,566)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	—	2,850	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,315)	4,796	(8,274)	7,409
INTEREST AND OTHER INCOME	1,058	1,993	2,554	2,560
FOREIGN CURRENCY TRANSACTION GAIN	15,081	6,637	18,055	4,625

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,565	(226,890)	(2,190)	(242,258)
INCOME TAX BENEFIT (EXPENSE)	6,691	(1,229)	5,686	(2,478)

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,256	(228,119)	3,496	(244,736)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(155)	750	5	1,669
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	7,415	5,958	7,415

NET INCOME (LOSS)	$12,101	$(219,954)	$9,459	$(235,652)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.11	$(2.00)	$0.03	$(2.21)
Income (loss) from discontinued operations	(0.01)	—	—	0.01
Gain from sale of discontinued operations	—	0.07	0.05	0.07

Net income (loss)	$0.10	$(1.93)	$0.08	$(2.13)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.07	$(2.00)	$0.02	$(2.21)
Income from discontinued operations	—	—	—	0.01
Gain from sale of discontinued operations	—	0.07	0.04	0.07

Net income (loss)	$0.07	$(1.93)	$0.06	$(2.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	115,715	113,809	114,928	110,862
DILUTED	184,719	113,809	184,467	110,862

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,684	$64,317
Accounts receivable (net of allowance for doubtful accounts receivable of $12,451 and $17,296)	116,975	118,012
Prepaid expenses and other current assets	24,860	24,278

Total current assets	246,519	206,607
RESTRICTED CASH	8,355	8,415
PROPERTY AND EQUIPMENT—Net	126,271	111,682
GOODWILL	37,223	34,893
OTHER INTANGIBLE ASSETS—Net	1,991	2,762
OTHER ASSETS	30,256	27,891

TOTAL ASSETS	$450,615	$392,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$72,244	$70,586
Accrued interconnection costs	45,622	48,942
Deferred revenue	16,806	18,315
Accrued expenses and other current liabilities	53,734	46,984
Accrued income taxes	19,657	17,921
Accrued interest	12,596	13,627
Current portion of long-term obligations	14,109	36,997

Total current liabilities	234,768	253,372
LONG-TERM OBLIGATIONS (net of premium (discount) of $2,454 and ($5,354))	682,232	607,077
OTHER LIABILITIES	61	56

Total liabilities	917,061	860,505

COMMITMENTS AND CONTINGENCIES (See Note 5.)
STOCKHOLDERS’ DEFICIT:
Preferred stock: not designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—300,000,000 shares authorized; 120,132,540 and 113,848,540 shares issued and outstanding	1,201	1,138
Additional paid-in capital	699,630	692,941
Accumulated deficit	(1,084,528)	(1,087,996)
Accumulated other comprehensive loss	(82,749)	(74,338)

Total stockholders’ deficit	(466,446)	(468,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$450,615	$392,250

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,459	$(235,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	4,885	8,188
Stock compensation expense	125	235
Depreciation and amortization	13,946	34,743
(Gain) loss on sale or disposal of assets	(5,078)	7,116
Asset impairment write-down	—	209,248
Accretion of debt discount	374	1,566
Change in fair value of derivatives embedded within convertible debt	—	(5,373)
(Gain) loss on early extinguishment or restructuring of debt	8,274	(7,409)
Other	—	(1,556)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(19,507)	(5,934)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	1,028	15,471
Decrease in prepaid expenses and other current assets	2,053	8,568
Increase in other assets	(106)	(141)
Decrease in accounts payable	(556)	(7,796)
Decrease in accrued interconnection costs	(4,645)	(16,225)
Increase (decrease) in accrued expenses, accrued income taxes, deferred revenue, other current liabilities and other liabilities, net	(3,915)	10,274
Decrease in accrued interest	(1,029)	(474)

Net cash provided by operating activities	5,308	14,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,041)	(16,120)
Cash from disposition of business, net of cash disposed	5,527	12,954
Cash used in business acquisitions, net of cash acquired	—	(179)
Decrease in restricted cash	596	2,021

Net cash used in investing activities	(10,918)	(1,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	109,275	35,291
Deferred financing costs	(6,570)	(2,850)
Principal payments on long-term obligations	(58,179)	(6,847)
Proceeds from sale of common stock, net of issuance costs	—	4,923

Net cash provided by financing activities	44,526	30,517

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,451	357

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,367	44,399
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,317	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,684	$87,398

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$29,776	$26,794
Cash paid for taxes	$669	$671
Non-cash investing and financing activities:
Capital lease additions	$1,981	$21
Leased fiber capacity additions	$1,786	$—
Settlement of outstanding debt with issuance of common stock	$6,627	$1,351
Settlement of outstanding debt with issuance of new convertible debt	$—	$(27,417)
Issuance of new convertible debt in exchange for convertible subordinated debentures	$—	$27,481
Settlement of outstanding debt with issuance of new exchangeable debt	$—	$(54,750)
Issuance of new exchangeable debt in exchange for convertible senior debentures	$—	$47,102
Business disposition proceeds in note receivable	$641	$—

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET INCOME (LOSS)	$12,101	$(219,954)	$9,459	$(235,652)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(6,795)	2,617	(8,411)	1,712
Reclassification of foreign currency translation adjustment for loss from the India transaction included in net loss	—	(349)		(349)

COMPREHENSIVE INCOME (LOSS)	$5,306	$(217,686)	$1,048	$(234,289)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive loss for the interim periods. The results for the three or six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The results for the three months and six months ended June 30, 2007 and June 30, 2006 reflect the activities of certain operations as discontinued operations (see Note 10—“Discontinued Operations”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company owns 51% of the common stock of Matrix Internet, S.A. (“Matrix”), 51% of CS Communications Systems GmbH and CS Network GmbH (“Citrus”). In June 2007, the Company entered into an agreement to sell Citrus, subject to the buyer obtaining financing. The Company has agreed to purchase an additional 39% of Matrix with the purchase price to be paid in cash and is awaiting certain conditions to be met before closing can be completed. The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc. (“Bekko”). The Company entered into a share purchase agreement in the second quarter 2007 to sell its minority equity interest in Bekko for approximately $1.4 million. The sale is expected to be completed in October 2007.

Presentation of sales taxes collected—The Company reports any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer (including sales, use, value-added and some excise taxes) on a net basis (excluded from revenues).

Stock-Based Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards(“SFAS”) No. 123(R), “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123(R), and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company issues new shares of common stock upon the exercise of stock options.

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

The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future. The Company also had an Employee Stock Purchase Plan, which was suspended on July 27, 2006, and which allowed employees to elect to purchase stock at 85% of fair market value (determined monthly) and was considered compensatory under SFAS No. 123(R).

The Company recorded an incremental $67 thousand and $125 thousand stock-based compensation expense during the three months and six months ended June 30, 2007 and an incremental $122 thousand and $235 thousand during the three months and six months ended June 30, 2006, as a result of the adoption of SFAS No. 123(R).

The Company granted 90,000 options during the three months ended June 30, 2007. The weighted average fair value at date of grant for options granted during the three months ended June 30, 2007 was $0.32 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended June 30,
	2007	2006
Expected dividend yield	0%	0%
Expected stock price volatility	95%	96%
Risk-free interest rate	5.0%	5.1%
Expected option term	4 years	4 years

As of June 30, 2007, the Company had 1.0 million unvested awards outstanding of which $0.3 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.44 years.

Use of Estimates— The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates.

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

Reclassification— Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of the Company’s discontinued operations.

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

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of June 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$3,817	$(1,838)	$1,979	$3,537	$(933)	$2,604
Other	293	(281)	12	252	(94)	158

Total	$4,110	$(2,119)	$1,991	$3,789	$(1,027)	$2,762

Amortization expense for customer lists and other intangible assets for the three months ended June 30, 2007 and 2006 was $1.0 million and $1.6 million, respectively. Amortization expense for customer lists and other intangible assets for the six months ended June 30, 2007 and 2006 was $1.5 million and $3.6 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the remainder of 2007 and the years ended December 31, 2008 and 2009 to be approximately $0.7 million, $1.0 million and $0.3 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of June 30, 2007	As of December 31, 2006
Goodwill	$37,223	$34,893

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows (in thousands):

	Canada	Asia- Pacific	Total
Balance as of January 1, 2007	$23,082	$11,811	$34,893
Effect of change in foreign currency exchange rates	2,045	285	2,330

Balance as of June 30, 2007	$25,127	$12,096	$37,223

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Obligations under capital leases	$7,989	$6,451
Leased fiber capacity	12,631	13,543
Senior secured term loan facility	97,750	98,250
Financing facility and other	35,583	31,012
Senior notes	265,813	306,560
Senior secured notes	114,605	—
Exchangeable senior notes	66,180	66,180
Convertible senior notes	76,017	75,842
Step up convertible subordinated debentures	19,773	23,534
Convertible subordinated debentures	—	22,702

Subtotal	696,341	644,074
Less: Current portion of long-term obligations	(14,109)	(36,997)

Total long-term obligations	$682,232	$607,077

Payments of principal and interest of the June 30, 2007 long-term obligations are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other (2)	Senior Notes	Convertible and Exchangeable Senior Notes (3)	Step Up Convertible Subordinated Debentures	Senior Secured Notes	Total
2007 (as of June 30, 2007)	$5,571	$6,397	$1,854	$11,364	$4,265	$787	$7,710	$37,948
2008	9,883	12,703	3,298	22,729	5,713	1,724	15,420	71,470
2009	3,528	12,582	3,169	53,542	5,713	24,279	15,420	118,233
2010	3,057	12,460	3,169	18,800	137,878	—	15,420	190,784
2011	322	94,250	3,169	18,800	—	—	115,920	232,461
Thereafter	719	—	35,849	282,000	—	—	—	318.568

Total Minimum Principal & Interest Payments	23,080	138,392	50,508	407,235	153,569	26,790	169,890	969,464
Less: Amount Representing Interest	(2,460)	(40,642)	(14,925)	(141,422)	(19,996)	(4,309)	(61,680)	(285,434)

Face Value of Long-Term Obligations	20,620	97,750	35,583	265,813	133,573	22,481	108,210	684,030
Less: Amount Representing Premium (Discount)	—	—	—	—	(1,233)	(2,708)	6,395	2,454

Add: Exchangeable Senior Notes Interest Treated as Long-Term Obligations	—	—	—	—	9,857	—	—	9,857

Book Value of Long Term Obligations	$20,620	$97,750	$35,583	$265,813	$142,197	$19,773	$114,605	$696,341

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 12.1%, which is the interest rate at June 30, 2007.

(2)	For preparation of this table, we have assumed the interest rate of the Financing Facility to be 9.57%, which is the interest rate at June 30, 2007.

(3)	For preparation of this table, we have shown separately the cash interest payments of PTHI’s (as defined below) 5% Exchangeable Senior Notes as a portion of long-term obligations (see “Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2007, 2008, 2009 and 2010 is $2.8 million, $2.8 million, $2.8 million and $1.4 million, respectively.

The indentures governing the senior notes, senior secured notes, senior secured term loan facility, convertible senior notes, step up convertible subordinated debentures and convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company. The Company was in compliance with the above covenants at June 30, 2007.

Senior Secured Term Loan Facility

In February 2005, a direct wholly-owned subsidiary of the Company, Primus Telecommunications Holding, Inc. (PTHI), entered into a six-year, $100 million senior secured term loan facility (the “Facility”). Each borrowing made under the Facility may be, at the election of PTHI at the time of the borrowing, a London Inter-Bank Offered Rate (LIBOR) loan (which will bear interest at a rate equal to LIBOR + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.0%). The Facility contains no financial maintenance covenants. The Company borrowed $100 million under this facility in February 2005.

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

In February 2007, the Company received unanimous consent to an amendment of its existing $100 million Facility. This amendment enables Primus Telecommunications IHC, Inc. (IHC), a wholly-owned subsidiary of the Company, to issue up to $200 million of existing authorized indebtedness in the form of newly authorized secured notes with a second lien security position (“14 1/4% Senior Secured Notes”). The amendment allowed for an increase of 1/4% to the interest rate of the Facility and adjusted the early call features. The effective interest rate for the Facility at June 30, 2007 was 12.1%.

Financing Facility

In March 2007, the Company entered into a Senior Secured Credit Agreement (“Credit Agreement”) with a financial institution, to refinance an existing Canadian credit facility. The Credit Agreement provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matures in 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Credit Agreement is secured by the assets of the Company’s Canadian operations and certain guarantees. During the third quarter 2007, we expect to enter into a forward currency contract required by the new Canadian credit facility. At June 30, 2007, the Company had an outstanding liability of $35.0 million. The interest rate for the new Credit Agreement at June 30, 2007 was 9.57%.

In April 2004, Primus Canada entered into a loan agreement with a Canadian financial institution. The agreement provided for a $39.4 million (42.0 million Canadian Dollar (CAD)) two-year secured non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allowed the proceeds to be used for general corporate purposes of the Company and was secured by the assets of Primus Canada’s operations. In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement that extended the maturity date by one year to April 2007. In January 2006, Primus Canada entered into a second Amended and Restated Loan Agreement (“Second Amended Agreement”) that extended the maturity date by a further one year to April 2008. The Second Amended Agreement was a four-year non-revolving term loan credit facility bearing an interest rate of 7.75%. The new agreement reduced the maximum loan balance from $39.4 million (42.0 million CAD) to $30.0 million (32.0 million CAD) and established quarterly principal payments of $0.9 million (1.0 million CAD) commencing in April 2007. In February 2006, the Company drew the remaining $15.9 million (17.0 million CAD) available under the amended loan facility. At December 31, 2006, the Company had an outstanding liability of $30.0 million (32.0 million CAD). An affiliate of Primus Canada had an additional loan facility agreement with the Canadian financial institution, which was guaranteed by Primus Canada, and had a liability under this facility of $2.8 million (3.0 million CAD) at December 31, 2006. In March 2007, these facilities were paid in full.

Senior Notes, Senior Secured Notes, Exchangeable Senior Notes, Convertible Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures

In February 2007, subsequent to the effectiveness of the amendment of the Facility, IHC issued in a private transaction $57.2 million principal amount of the 14 1/ 4% Senior Secured Notes, in exchange for $40.7 million principal amount of the Company’s outstanding October 1999 Senior Notes and $23.6 million in cash. This exchange has been accounted for as a modification of debt with a portion deemed to be a troubled debt restructuring. In March 2007, IHC also issued for cash in private transactions an additional $51.0 million principal amount of 14 1/4% Senior Secured Notes with a $0.3 million discount. Net cash proceeds from the 14 1 /4% Senior Secured Notes issuance, after giving effect to expenses, discounts and fees related to all of the foregoing transactions (including the amendment of the Facility) is $69.2 million. The Company recorded $5.1 million in costs associated with the issuance of the 14 1/4% Senior Secured Notes, which have been recorded as loss on restructuring of debt. The 14 1/4% Senior Secured Notes will mature on May 20, 2011 with early redemption at a premium to par at IHC’s option of any time after February 2008. During specified periods, IHC may redeem at par up to 35% of the aggregate principal amount of the 14  1/4 % Senior Secured Notes with the net cash proceeds of certain equity offerings of the Company. Accrued interest will be paid each May 31st and November 30th, beginning May 31st, 2007. The effective interest rate for the 14 1/4% Senior Secured Notes at June 30, 2007 was 16.3%. (See Note 12—”Guarantor/Non-Guarantor Consolidating Condensed Financial Information.”)

In the second quarter 2006, the Company completed the exchange of $54.8 million principal amount of the Company’s 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) and $20.5 million in cash for $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes. This exchange has been deemed a troubled debt restructuring, and accordingly, has been accounted for as a modification of debt, with total future cash payments of $67.6 million being recorded in long-term obligations. The Company recognized a gain on restructuring of debt of $4.8 million in connection with this exchange, including the expensing of $2.9 million of financing costs. The 5% Exchangeable Senior Notes mature on June 30, 2010, as a result of the Company increasing its equity (through designated transactions) in the aggregate of $25 million during June and July 2007. Interest on the 5% Exchangeable Senior Notes will be paid at the rate of 5% per annum on each June 30 and December 30, beginning on December 30, 2006. Under certain circumstances, the Company may elect to make interest payments in shares of common stock, although the holders of the 5% Exchangeable Senior Notes are entitled to receive the first two semi-annual interest payments wholly in cash. The 5% Exchangeable Senior Notes are exchangeable, in the aggregate, into 46,935,833 shares of the Company’s common stock at a conversion price of $1.20 per share of common stock, subject to adjustment. If the closing bid price of the Company’s common stock, for at least 20 trading days in any consecutive 30 trading-day period, exceeds 150% of the conversion price then in effect, the Company may elect to exchange the senior notes for shares of the Company’s common stock at the conversion price, subject to certain conditions, including that no more than 50%

of the 5% Exchangeable Senior Notes may be exchanged by the Company within any 30-day period. As of June 30, 2007, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may require the Company to repurchase the 5% Exchangeable Senior Notes at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The 5% Exchangeable Senior Notes are guaranteed by Primus Telecommunications Group, Incorporated (PTGI) (see Note 12—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

In the first quarter 2006, the Company completed the exchange of $27.4 million principal amount of the Company’s 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) for $27.5 million principal amount of the Company’s step up convertible subordinated debentures due August 2009 (“Step Up Convertible Subordinated Debentures”) through two transactions. The Company recognized a gain on early extinguishment of debt of $1.5 million in connection with this exchange. The Step Up Convertible Subordinated Debentures will mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The Step Up Convertible Subordinated Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009. The outstanding Step Up Convertible Subordinated Debentures are convertible in the aggregate into 18,939,343 shares of the Company’s common stock. The Indenture permits the Company, at its sole option, to require conversion if the Company’s stock trades at 150% of the conversion price for at least 20 days within a 30 day period, subject to certain conditions, including that no more than 25% of the notes may be exchanged within any 30 day trading period. As of June 30, 2007, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. During the quarter ended June 30, 2007, the Company exchanged 6,000,000 shares of the Company’s common stock for the extinguishment of $5.0 million in principal amount of these convertible subordinated debentures. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt,” the Company recognized an induced conversion expense of $1.6 million and $0.7 million write-off of debt discount and deferred financing costs in connection with this conversion.

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

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated

Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 2003 Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company is accreting the difference between the face values of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes. At June 30, 2007, the carrying value of the Step Up Convertible Subordinated Debentures (face value of $22.5 million) was $19.8 million, and the carrying value of the 2003 Convertible Senior Notes (face value of $77.3 million) was $76.0 million. The effective interest rate of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes at June 30, 2007 was 14.6% and 5.4%, respectively.

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at June 30, 2007 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. The 2004 Senior Notes are guaranteed by PTGI (see Note 12—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”). During the year ended December 31, 2004, the Company reduced $5.0 million principal balance of the 2004 Senior Notes through open market purchases.

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

In February 2000, the Company completed the sale of $250 million in aggregate principal amount of 2000 Convertible Subordinated Debentures with semi-annual interest payments due on February 15th and August 15th. On March 13, 2000, the Company announced that the initial purchasers of the 2000 Convertible Subordinated Debentures had exercised their $50 million over-allotment option granted pursuant to a purchase agreement dated February 17, 2000. During the years ended December 31, 2001 and 2000, the Company reduced $36.4 million principal balance of the debentures through open market purchases and $192.5 million principal balance through exchanges for its common stock. The principal that was exchanged for common stock was retired upon conversion and in February 2002, the Company retired all of the 2000 Convertible Subordinated Debentures that it had previously purchased in December 2000 and January 2001. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $4.0 million principal amount of the 2000 Convertible Subordinated Debentures through open market purchases. During the year ended December 31, 2005, the Company exchanged 9,820,000 shares of the Company’s common stock for the extinguishment of $17.0 million principal amount of these debentures. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt,” the Company recognized an induced conversion expense of $6.1 million in connection with this conversion. During the quarter ended March 31, 2006, the Company exchanged $27.4 million of the 2000

Convertible Subordinated Debentures for $27.5 million principal amount of the Company’s Step Up Convertible Subordinated Debentures. The remaining $22.7 million of the 2000 Convertible Subordinated Debentures were paid in full upon maturity on February 15, 2007.

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12.75% senior notes due 2009 (the “October 1999 Senior Notes”). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004 and with an early redemption at par at the Company’s option at any time after October 15, 2007. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the October 1999 Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million principal amount of these senior notes. During the quarter ended March 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million principal amount of these senior notes. In the first quarter 2007, the Company restructured $40.7 million principal amount of the October 1999 Senior Notes; the Company entered into a supplemental indenture, amending the terms to eliminate certain covenants. See prior disclosure regarding the 14 1/4 % Senior Secured Notes within this footnote.

Leased Fiber Capacity

Beginning September 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. The effective interest rate on current borrowings is 7.77%. The Company agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. During the fourth quarter 2006, the Company signed a new agreement with SCCL which requires the Company to purchase an additional $1.7 million of capacity in 2007 and extends and straight-lines the payment schedule to March 2014. The additional capacity was purchased in April 2007. At June 30, 2007 and December 31, 2006, the Company had a liability recorded under this agreement in the amount of $6.1 million and $5.6 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance in three equal monthly principal payments in the first quarter 2007. In February 2007, the Company again renegotiated the payment terms of its $8.5 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. The interest rate remains 10.2%, and the interest payments continue monthly. At June 30, 2007 and December 31, 2006, the Company had a liability recorded in the amount of $6.5 million (7.7 million AUD) and $8.1 million (10.1 million AUD), respectively.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement with Alleasing Finance Australia United for network equipment. Payments will be made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.3%. At June 30, 2007 and December 31, 2006, the Company had a liability recorded under this agreement in the amount $5.1 million (6.0 million AUD) and $5.3 million (6.6 million AUD), respectively.

5. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of June 30, 2007 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2007 (as of June 30, 2007)	$5,571	$330	$7,407
2008	9,883	1,393	10,663
2009	3,528	2,306	7,406
2010	3,057	732	4,676
2011	322	—	1,640
Thereafter	719	—	1,834

Total minimum lease payments	23,080	4,761	33,626
Less: Amount representing interest	(2,460)	—	—

	$20,620	$4,761	$33,626

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $60.2 thousand and $2.4 million for the three months ended June 30, 2007 and June 30, 2006, respectively. The Company made purchases under purchase commitments of $114.2 thousand and $6.1 million for the six months ended June 30, 2007 and June 30, 2006, respectively.

Rent expense under operating leases was $4.6 million and $4.0 million for the three months ended June 30, 2007 and 2006, respectively. Rent expense under operating leases was $8.0 million and $8.2 million for the six months ended June 30, 2007 and 2006, respectively.

Litigation

On January 26, 2007, a group of plaintiffs who allegedly held approximately $91 million principal amount of 8% Senior Notes due 2014 issued by Primus Telecommunications Holding, Inc., (“Holding”), a wholly owned subsidiary of Primus Telecommunications Group, Incorporated (“Group”), filed suit in the United States District Court for the Southern District of New York alleging, among other things, that Group and Holding were insolvent and that funds to be used to make a February 15, 2007 principal payment of $22.7 million to holders of Group’s outstanding 2000 Convertible Subordinated Debentures had been or would be impermissibly transferred from Holding or its subsidiaries to Group. The plaintiffs allege that the intercompany transfers were or would be fraudulent conveyances or illegal dividends and that the February 15, 2007 payment by Group to holders of the 2000 Convertible Subordinated Debentures also would be a fraudulent transfer. The complaint seeks declarative and injunctive relief to prevent, set aside or declare illegal or fraudulent certain transfers of funds from Holding to Group and injunctive relief to prevent certain payments or disbursements of funds by Group in respect of outstanding obligations of Group that are payable, including the $22.7 million payable by Group in respect of Group’s outstanding 2000 Convertible Subordinated Debentures due February 15, 2007. Plaintiffs were allowed expedited discovery and moved for a preliminary injunction to prevent Group from making the February 15, 2007 payment. On February 14, 2007, after a three-day trial, the plaintiffs’ request for a preliminary injunction was denied by the court. Accordingly, on February 15, 2007, Group satisfied and paid the $22.7 million in respect of the 2000 Convertible Subordinated Debentures. On July 27, 2007, the remaining plaintiffs filed with the court their Notice of Dismissal, without prejudice, of all claims asserted against Group and Holding.

The Company understands that, on July 16, 2007, Rates Technology, Inc. (“RTI”) filed a complaint in the United States District Court for the District of Delaware alleging that Lingo VoIP services and technology infringe United States Patent Nos. 5,425,085 and 5,519,769. RTI has not served this complaint on the Company, which the Company understands is styled Rates Technology, Inc. v. Primus Telecommunications, Inc. and Primus Telecommunications Group, Inc., Civil Action No. 07-441. The Company will vigorously defend against RTI’s allegations, and is unable to express an opinion as to the likely outcome of this matter at this time.

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

A summary of stock option activity during the six months ended June 30 is as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—January 1	7,919,267	$2.15	9,316,005	$2.36
Granted	90,000	$0.99	777,500	$0.76
Exercised	—	$—	—	$—
Forfeitures	(452,801)	$2.28	(1,550,091)	$2.41

Outstanding—end of quarter	7,556,466	$2.13	8,543,414	$2.20

Eligible for exercise–end of quarter	6,587,349	$2.32	6,788,005	$2.50

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$ 0.53 to $ 0.88	897,167	7.65	$0.75	$224,292	469,165	7.09	$0.73	$126,675
$ 0.90	773,297	4.02	$0.90	$77,330	773,297	4.02	$0.90	$77,330
$ 0.92	987,742	8.36	$0.92	$79,019	506,627	8.36	$0.92	$40,530
$ 0.93 to $ 0.99	110,000	5.64	$0.98	$2,200	50,000	6.43	$0.97	$1,500
$ 1.33 to $ 1.61	19,500	6.31	$1.47	$—	19,500	6.31	$1.47	$—
$ 1.65	1,568,248	5.47	$1.65	$—	1,568,248	5.47	$1.65	$—
$ 1.80 to $ 2.38	1,807,312	5.36	$1.98	$—	1,807,312	5.36	$1.98	$—
$ 3.03 to $ 6.30	1,360,000	6.89	$5.00	$—	1,360,000	6.89	$5.00	$—
$ 12.31 to $ 17.44	19,400	2.16	$14.72	$—	19,400	2.16	$14.72	$—
$ 31.94 to $ 33.38	13,800	2.68	$32.46	$—	13,800	2.68	$32.46	$—

	7,556,466	6.18	$2.13	$382,841	6,587,349	5.89	$2.32	$246,035

The number of unvested options expected to vest is 0.4 million shares, with a weighted average remaining life of 8.1 years, a weighted average exercise price of $0.81, and with an intrinsic value of $135 thousand.

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for the three months and six months ended June 30, 2007 and June 30, 2006. As of June 30, 2007, 54,000 shares have been issued, and none are considered restricted.

7. GAIN OR LOSS ON EARLY EXTINGUISHMENT OF DEBT

In June 2007, the Company exchanged 6,000,000 shares of the Company’s common stock for the extinguishment of $5.0 million principal amount of its Step Up Convertible Subordinated Debentures resulting in a loss on early extinguishment of debt of $2.3 million, including the write-off of related deferred financing costs and debt discount.

In March 2007, the Company refinanced an existing Canadian credit facility and recognized a $0.9 million loss on early extinguishment of debt for pre-payment penalties and the write-off of related deferred financing costs.

In February 2007, IHC issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes, in exchange for $40.7 million principal amount of the Company’s outstanding October 1999

Senior Notes and $23.6 million in cash. The Company recognized a loss on restructuring of debt of $5.1 million in connection with this exchange.

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

As a result of the implementation of FIN No. 48, the Company recorded adjustments to increase its unrecognized tax benefits by $100.1 million, with no net impact to the consolidated statement of operations. Of this amount, $6.0 million was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The remainder of $94.1 million resulted in a reduction of deferred tax assets offset by an equal adjustment to the valuation allowance. The total of unrecognized tax benefits on the consolidated balance sheet was $105.1 million as of January 1, 2007. Total unrecognized tax benefits of $11.1 million, if recognized, would affect the effective tax rate. Penalties and income tax-related interest expense are reported as a component of income tax expense. As of January 1, 2007, the total amount of accrued income tax-related interest and penalties was $2.8 million.

During the three months ended June 30, 2007, the Company’s Australian subsidiaries received notice that the Australian Taxation Office (ATO) had completed its tax risk review of certain years with respect to various tax positions of the Company. The Company remeasured the unrecognized tax benefits for various tax positions, based on the ATO’s completed reviews and other new information, resulting in a $9.7 million reduction in the unrecognized tax benefit and associated interest established upon adoption of FIN No. 48. Of the total reduction, $2.9 million resulted in an increase in deferred tax assets offset by an equal adjustment to the valuation allowance, and $6.8 million resulted in an increase to the income tax benefit in the Statement of Operations. Also during this period, the Company recorded an additional $0.3 million of interest and penalties associated with other unrecognized tax benefits.

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The following table summarized the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2000, 2002-2006
Canada	1999-2006
United Kingdom	2001-2006
Australia	1998-2006

The Company is currently undergoing examination in Canada for the year 2000, 2001 and 2002 with expected completion during the third quarter 2007. The Company is also currently under examination in other foreign tax jurisdictions, none of which are individually material.

During 2007, the Company reorganized certain foreign legal entities for business and operational efficiency reasons. In connection with this reorganization, the Company will seek a ruling from the Internal Revenue Service that would affect the Company’s United States federal income tax consequences of the reorganization. In the event the Company does not receive a favorable ruling from the Internal Revenue Service, the reorganization may result in significant taxable gain for United States federal income tax. Such gain would reduce the Company’s net operating losses (NOLs) and thereby reduce the Company’s corresponding gross deferred tax asset and gross valuation allowance. A gain in excess of NOLs, if any, would increase taxable income.

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

Summary information with respect to the Company’s segments is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Revenue by Geographic Region
United States
United States	$42,887	$46,351	$88,755	$93,980
Other	1,521	987	2,666	1,974

Total United States	44,408	47,338	91,421	95,954

Canada
Canada	63,588	70,139	126,372	140,685

Total Canada	63,588	70,139	126,372	140,685

Europe
United Kingdom	25,100	20,607	49,973	43,327
Germany	6,127	10,226	12,060	20,850
Other	15,142	23,244	30,265	59,027

Total Europe	46,369	54,077	92,298	123,204

Asia-Pacific
Australia	71,950	76,967	142,151	154,165
Other	1,042	1,550	2,135	3,697

Total Asia-Pacific	72,992	78,517	144,286	157,862

Total net revenue	$227,357	$250,071	$454,377	$517,705

Net Revenue by Segment
United States	$28,352	$28,279	$55,745	$58,201
Canada	63,500	69,736	126,160	139,591
Europe	19,358	24,418	40,416	58,823
Asia-Pacific	72,630	77,912	143,552	156,054
Wholesale	43,517	49,726	88,504	105,036

Total	$227,357	$250,071	$454,377	$517,705

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Provision for Doubtful Accounts Receivable
United States	$131	$1,026	$734	$2,025
Canada	525	1,086	1,281	2,139
Europe	238	1,129	143	1,644
Asia-Pacific	946	764	2,350	1,852
Wholesale	157	240	381	509

Total	$1,997	$4,245	$4,889	$8,169

Income (Loss) from Operations
United States	$(597)	$(71,412)	$(3,942)	$(78,644)
Canada	9,919	(48,085)	18,682	(39,582)
Europe	(3,229)	(27,585)	(4,350)	(34,220)
Asia-Pacific	3,216	(80,430)	6,986	(80,362)
Wholesale	(1,068)	(679)	(1,669)	(381)

Total	$8,241	$(228,191)	$15,707	$(233,189)

Capital Expenditures
United States	$545	$560	$829	$1,435
Canada	5,029	3,421	9,337	8,104
Europe	2,247	154	2,529	618
Asia-Pacific	2,830	2,596	4,346	5,963

Total	$10,651	$6,731	$17,041	$16,120

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	June 30, 2007	December 31, 2006
Assets
United States
United States	$106,307	$63,601
Other	4,090	3,410

Total United States	110,397	67,011

Canada
Canada	131,848	111,838

Total Canada	131,848	111,838

Europe
United Kingdom	25,260	19,875
Germany	11,003	10,416
Other	50,885	51,661

Total Europe	87,148	81,952

Asia-Pacific
Australia	117,803	124,451
Other	3,419	6,998

Total Asia-Pacific	121,222	131,449

Total	$450,615	$392,250

The Company offers three main products—voice, data/Internet and VOIP in all of our segments. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Voice	$152,613	$179,351	$306,348	$376,083
Data/Internet	44,874	41,296	88,153	82,768
VOIP	29,870	29,424	59,876	58,854

Total	$227,357	$250,071	$454,377	$517,705

10. DISCONTINUED OPERATIONS

In June 2007, the Company entered into an agreement to sell its 51% interest in its German telephone installation system subsidiary, Citrus, subject to the buyer obtaining financing. The purchase consideration is approximately $0.5 million (0.4 million Euros). As a result, the Company recorded an impairment loss during the three months ended June 30, 2007 of $0.2 million for the assets held for sale as of June 30, 2007. Net assets held for sale were $0.5 million as of June 30, 2007.

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

As a result of these events, the Company’s consolidated financial statements reflect Citrus, Planet Domain and the India operations as discontinued operations for the three months and six months ended June 30, 2007 and June 30, 2006. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of the discontinued operations for the three months and six months ended June 30, 2007 and June 30, 2006 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$1,245	$5,058	$2,782	$9,804
Operating expenses	1,389	4,258	2,765	8,089

Income from operations	(144)	800	17	1,715
Interest expense	(11)	(7)	(15)	(16)
Interest and other income	—	2	3	48

Income (loss) before income tax	(155)	795	5	1,747
Income tax expense	—	(45)	—	(78)

Income (loss) from continued operations	$(155)	$750	$5	$1,669

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

For the three months ended June 30, 2007, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	6.8 million shares issuable upon exercise of stock options, and

•	8.3 million shares issuable upon conversion of the 2003 Convertible Senior Notes.

For the six months ended June 30, 2007, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	7.4 million shares issuable upon exercise of stock options,

•	8.3 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	0.1 million shares issuable upon conversion of the 2000 Convertible Subordinated Debentures.

The Company had no dilutive common share equivalents during the three and six months ended June 30, 2006. The following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share for the three and six months ended June 30, 2006 due to their antidilutive effects:

•	8.5 million shares issuable under the Company’s stock option compensation plans,

•	46.9 million shares issuable upon conversion of the 5% Exchangeable Senior Notes,

•	23.2 million shares issuable upon conversion of the Step Up Convertible Subordinated Debentures,

•	8.3 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	0.5 million shares issuable upon conversion of the 2000 Convertible Subordinated Debentures.

A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$12,256	$(228,119)	$3,496	$(244,736)
Income (loss) from discontinued operations, net of tax	(155)	750	5	1,669
Gain from sale of discontinued operations, net of tax	—	7,415	5,958	7,415

Income (loss) attributable to common stockholders—basic	$12,101	$(219,954)	$9,459	$(235,652)

Adjustment for interest expense on Step Up Convertible Subordinated Debentures	477	—	976	—

Income (loss) attributable to common stockholders—diluted	$12,578	$(219,954)	$10,435	$(235,652)

Weighted average common shares outstanding—basic	115,715	113,809	114,928	110,862
In-the-money options exercisable under stock option compensation plans	27	—	10	—
5% Exchangeable Senior Notes	46,936	—	46,936	—
Step Up Convertible Subordinated Debentures	22,041	—	22,593	—

Weighted average common shares outstanding—diluted	184,719	113,809	184,467	110,862

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.11	$(2.00)	$0.03	$(2.21)
Income (loss) from discontinued operations	(0.01)	—	—	0.01
Gain from sale of discontinued operations	—	0.07	0.05	0.07

Net income (loss)	$0.10	$(1.93)	$0.08	$(2.13)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(2.00)	$0.02	$(2.21)
Income from discontinued operations	—	—	—	0.01
Gain from sale of discontinued operations	—	0.07	0.04	0.07

Net income (loss)	$0.07	$(1.93)	$0.06	$(2.13)

12. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Consolidating Financial Statements for PTHI Debt Issuances

PTHI’s 2004 Senior Notes and 5% Exchangeable Senior Notes are fully and unconditionally guaranteed by PTGI on a senior basis as of June 30, 2007. PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of June 30, 2007 and December 31, 2006 and for three months and six months ended June 30, 2007 and June 30, 2006 are included for (a) PTGI on a stand-alone basis; (b) PTHI on a stand-alone basis; (c) PTGI’s indirect non-guarantor subsidiaries on a combined basis; and (d) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$227,357	$—	$227,357
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	142,218	—	142,218
Selling, general and administrative	1,242	2,939	64,698	—	68,879
Depreciation and amortization	—	—	7,343	—	7,343
Loss on sale or disposal of assets	—	—	676	—	676

Total operating expenses	1,242	2,939	214,935	—	219,116

INCOME (LOSS) FROM OPERATIONS	(1,242)	(2,939)	12,422	—	8,241
INTEREST EXPENSE	(2,406)	(7,987)	(6,031)	—	(16,424)
ACCRETION ON DEBT DISCOUNT	(391)	—	315	—	(76)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,311)	(4)	—	—	(2,315)
INTEREST AND OTHER INCOME	48	—	1,010	—	1,058
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(2,103)	2,877	14,307	—	15,081
INTERCOMPANY INTEREST	64	(2,402)	2,338	—	—
MANAGEMENT FEE	—	1,244	(1,244)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(8,341)	(9,211)	23,117	—	5,565
INCOME TAX BENEFIT (EXPENSE)	2,397	(221)	4,515	—	6,691

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(5,944)	(9,432)	27,632	—	12,256
EQUITY IN NET INCOME OF SUBSIDIARIES	18,045	27,477	—	(45,522)	—

INCOME FROM CONTINUING OPERATIONS	12,101	18,045	27,632	(45,522)	12,256
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(155)	—	(155)

NET INCOME	$12,101	$18,045	$27,477	$(45,522)	$12,101

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$454,377	$—	$454,377
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	286,874	—	286,874
Selling, general and administrative	2,498	6,656	128,058	—	137,212
Depreciation and amortization	—	—	13,900	—	13,900
Loss on sale or disposal of assets	—	—	684	—	684

Total operating expenses	2,498	6,656	429,516	—	438,670

INCOME (LOSS) FROM OPERATIONS	(2,498)	(6,656)	24,861	—	15,707
INTEREST EXPENSE	(5,803)	(15,799)	(8,256)	—	(29,858)
ACCRETION ON DEBT DISCOUNT	(791)	—	417	—	(374)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,311)	(4)	(5,959)	—	(8,274)
INTEREST AND OTHER INCOME	334	—	2,220	—	2,554
FOREIGN CURRENCY TRANSACTION GAIN	3,848	455	13,752	—	18,055
INTERCOMPANY INTEREST	960	(2,402)	1,442	—	—
MANAGEMENT FEE	—	3,257	(3,257)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(6,261)	(21,149)	25,220	—	(2,190)
INCOME TAX BENEFIT (EXPENSE)	2,472	(221)	3,435	—	5,686

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(3,789)	(21,370)	28,655	—	3,496
EQUITY IN NET INCOME OF SUBSIDIARIES	13,248	34,618	—	(47,866)	—

INCOME FROM CONTINUING OPERATIONS	9,459	13,248	28,655	(47,866)	3,496
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	5	—	5
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	5,958	—	5,958

NET INCOME	$9,459	$13,248	$34,618	$(47,866)	$9,459

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$250,071	$—	$250,071
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	167,465	—	167,465
Selling, general and administrative	1,288	1,824	68,445	—	71,557
Depreciation and amortization	—	—	16,497	—	16,497
Loss on sale or disposal of assets	—	—	13,495	—	13,495
Asset impairment write-down	—	—	209,248	—	209,248

Total operating expenses	1,288	1,824	475,150	—	478,262

LOSS FROM OPERATIONS	(1,288)	(1,824)	(225,079)	—	(228,191)
INTEREST EXPENSE	(4,555)	(7,818)	(1,428)	—	(13,801)
ACCRETION ON DEBT DISCOUNT	(1,174)	—	—	—	(1,174)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	2,850	—	—	—	2,850
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	7,646	(2,850)	—	—	4,796
INTEREST AND OTHER INCOME	34	—	1,959	—	1,993
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(487)	1,807	5,317	—	6,637
INTERCOMPANY INTEREST	—	324	(324)	—	—
MANAGEMENT FEE	—	1,186	(1,186)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	3,026	(9,175)	(220,741)	—	(226,890)
INCOME TAX EXPENSE	(102)	—	(1,127)	—	(1,229)

INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	2,924	(9,175)	(221,868)	—	(228,119)
EQUITY IN NET LOSS OF SUBSIDIARIES	(222,878)	(213,703)	—	436,581	—

LOSS FROM CONTINUING OPERATIONS	(219,954)	(222,878)	(221,868)	436,581	(228,119)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	750	—	750
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	7,415	—	7,415

NET LOSS	$(219,954)	$(222,878)	$(213,703)	$436,581	$(219,954)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$517,705	$—	$517,705
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	345,680	—	345,680
Selling, general and administrative	3,427	2,992	140,972	—	147,391
Depreciation and amortization	—	—	34,068	—	34,068
Loss on sale or disposal of assets	—	—	14,507	—	14,507
Asset impairment write-down	—	—	209,248	—	209,248

Total operating expenses	3,427	2,992	744,475	—	750,894

LOSS FROM OPERATIONS	(3,427)	(2,992)	(226,770)	—	(233,189)
INTEREST EXPENSE	(9,140)	(15,371)	(2,959)	—	(27,470)
ACCRETION ON DEBT DISCOUNT	(1,566)	—	—	—	(1,566)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	5,373	—	—	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	10,374	(2,850)	(115)	—	7,409
INTEREST AND OTHER INCOME	64	—	2,496	—	2,560
FOREIGN CURRENCY TRANSACTION GAIN	2,523	169	1,933	—	4,625
INTERCOMPANY INTEREST	—	648	(648)	—	—
MANAGEMENT FEE	—	3,464	(3,464)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	4,201	(16,932)	(229,527)	—	(242,258)
INCOME TAX EXPENSE	(208)	(93)	(2,177)	—	(2,478)

INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	3,993	(17,025)	(231,704)	—	(244,736)
EQUITY IN NET LOSS OF SUBSIDIARIES	(239,645)	(222,620)	—	462,265	—

LOSS FROM CONTINUING OPERATIONS	(235,652)	(239,645)	(231,704)	462,265	(244,736)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	1,669	—	1,669
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	7,415	—	7,415

NET LOSS	$(235,652)	$(239,645)	$(222,620)	$462,265	$(235,652)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	June 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,985	$(21)	$100,720	$—	$104,684
Accounts receivable	—	—	116,975	—	116,975
Prepaid expenses and other current assets	695	—	24,165	—	24,860

Total current assets	4,680	(21)	241,860	—	246,519
INTERCOMPANY RECEIVABLES	—	1,085,493	—	(1,085,493)	—
INVESTMENTS IN SUBSIDIARIES	76,741	(605,032)	—	528,291	—
RESTRICTED CASH	—	—	8,355	—	8,355
PROPERTY AND EQUIPMENT—Net	—	—	126,271	—	126,271
GOODWILL	—	—	37,223	—	37,223
OTHER INTANGIBLE ASSETS—Net	—	—	1,991	—	1,991
OTHER ASSETS	2,893	7,504	19,859	—	30,256

TOTAL ASSETS	$84,314	$487,944	$435,559	$(557,202)	$450,615

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$551	$304	71,389	$—	$72,244
Accrued interconnection costs	—	—	45,622	—	45,622
Deferred revenue	—	—	16,806	—	16,806
Accrued expenses and other current liabilities	944	2,974	49,816	—	53,734
Accrued income taxes	(1,587)	327	20,917	—	19,657
Accrued interest	2,589	8,669	1,338	—	12,596
Current portion of long-term obligations	—	5,224	8,885	—	14,109

Total current liabilities	2,497	17,498	214,773	—	234,768
INTERCOMPANY PAYABLES	338,911	—	746,582	(1,085,493)	—
LONG-TERM OBLIGATIONS (net of premium of $2,545)	126,603	393,705	161,924	—	682,232
OTHER LIABILITIES	—	—	61	—	61

Total liabilities	468,011	411,203	1,123,340	(1,085,493)	917,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,201	—	—	—	1,201
Additional paid-in capital	699,630	1,161,930	305,844	(1,467,774)	699,630
Accumulated deficit	(1,084,528)	(1,085,189)	(910,876)	1,996,065	(1,084,528)
Accumulated other comprehensive loss	—	—	(82,749)	—	(82,749)

Total stockholders’ equity (deficit)	(383,697)	76,741	(687,781)	528,291	(466,446)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$84,314	$487,944	$435,559	$(557,202)	$450,615

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,764	$(28)	$60,581	$—	$64,317
Accounts receivable	—		118,012	—	118,012
Prepaid expenses and other current assets	789	—	23,489	—	24,278

Total current assets	4,553	(28)	202,082	—	206,607
INTERCOMPANY RECEIVABLES	51,736	1,105,874	—	(1,157,610)	—
INVESTMENTS IN SUBSIDIARIES	69,484	(633,659)	—	564,175	—
RESTRICTED CASH	—	—	8,415	—	8,415
PROPERTY AND EQUIPMENT—Net	—	—	111,682	—	111,682
GOODWILL	—	—	34,893	—	34,893
OTHER INTANGIBLE ASSETS—Net	—	—	2,762	—	2,762
OTHER ASSETS	3,717	7,992	16,182	—	27,891

TOTAL ASSETS	$129,490	$480,179	$376,016	$(593,435)	$392,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$838	$301	69,447	$—	$70,586
Accrued interconnection costs	—	—	48,942	—	48,942
Deferred revenue	—	—	18,315	—	18,315
Accrued expenses and other current liabilities	1,111	2,070	43,803	—	46,984
Accrued income taxes	1,460	150	16,311	—	17,921
Accrued interest	4,169	8,766	692	—	13,627
Current portion of long-term obligations	22,702	3,816	10,479	—	36,997

Total current liabilities	30,280	15,103	207,989	—	253,372
INTERCOMPANY PAYABLES	322,190	—	835,420	(1,157,610)	—
LONG-TERM OBLIGATIONS (net of discount of $5,354)	170,937	395,592	40,548	—	607,077
OTHER LIABILITIES	—	—	56	—	56

Total liabilities	523,407	410,695	1,084,013	(1,157,610)	860,505

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,138	—	—	—	1,138
Additional paid-in capital	692,941	1,161,930	305,844	(1,467,774)	692,941
Accumulated deficit	(1,087,996)	(1,092,446)	(939,503)	2,031,949	(1,087,996)
Accumulated other comprehensive loss	—	—	(74,338)	—	(74,338)

Total stockholders’ equity (deficit)	(393,917)	69,484	(707,997)	564,175	(468,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$129,490	$480,179	$376,016	$(593,435)	$392,250

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Six Months Ended June 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,459	$13,248	$34,618	$(47,866)	$9,459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	4,885	—	4,885
Stock compensation expense	—	125	—	—	125
Depreciation and amortization	—	—	13,946	—	13,946
Loss on sale or disposal of assets	—	—	(5,078)	—	(5,078)
Accretion of debt discount	791	—	(417)		374
Equity in net loss of subsidiary	(13,248)	(34,618)	—	47,866	—
Loss on early extinguishment or restructuring of debt	2,311	4	5,959	—	8,274
Unrealized foreign currency transaction gain on intercompany and foreign debt	(7,550)	(2,194)	(9,763)	—	(19,507)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	1,028	—	1,028
Decrease in prepaid expenses and other current assets	93	—	1,960	—	2,053
(Increase) decrease in other assets	460	488	(1,054)	—	(106)
(Increase) decrease in intercompany balance	67,897	22,446	(90,343)	—	—
Increase (decrease) in accounts payable	(287)	3	(272)	—	(556)
Decrease in accrued interconnection costs	—	—	(4,645)	—	(4,645)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(3,242)	1,081	(1,754)	—	(3,915)
Increase (decrease) in accrued interest	(1,581)	(97)	649	—	(1,029)

Net cash provided by (used in) operating activities	55,103	486	(50,281)	—	5,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(17,041)	—	(17,041)
Cash from disposition of business, net of cash disposed	—	—	5,527	—	5,527
Decrease in restricted cash	—	—	596	—	596

Net cash used in investing activities	—	—	(10,918)	—	(10,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	109,275	—	109,275
Deferred financing costs	—	—	(6,570)	—	(6,570)
Principal payments on long-term obligations	(54,882)	(479)	(2,818)	—	(58,179)

Net cash provided by (used in) financing activities	(54,882)	(479)	99,887	—	44,526

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,451	—	1,451

NET CHANGE IN CASH AND CASH EQUIVALENTS	221	7	40,139	—	40,367
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	(28)	60,581	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,985	$(21)	$100,720	$—	$104,684

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Six Months Ended June 30, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(235,652)	$(239,645)	$(222,620)	$462,265	$(235,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	8,188	—	8,188
Stock compensation expense	—	235	—	—	235
Depreciation and amortization	—	—	34,743	—	34,743
Loss on sale or disposal of assets	—	—	7,116	—	7,116
Asset impairment write-down	—	—	209,248	—	209,248
Accretion of debt discount	1,566	—	—	—	1,566
Equity in net loss of subsidiary	239,645	222,620	—	(462,265)	—
Change in estimated fair value of embedded derivatives	(5,373)	—	—	—	(5,373)
(Gain) loss on early extinguishment or restructuring of debt	(10,374)	2,850	115	—	(7,409)
Other	—	—	(1,556)	—	(1,556)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(2,505)	(96)	(3,333)	—	(5,934)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	15,471	—	15,471
(Increase) decrease in prepaid expenses and other current assets	772	(7,968)	15,764	—	8,568
(Increase) decrease in other assets	315	10,063	(10,519)	—	(141)
(Increase) decrease in intercompany balance	10,814	(11,450)	636	—	—
Increase (decrease) in accounts payable	(1,557)	116	(6,355)	—	(7,796)
Decrease in accrued interconnection costs	—	—	(16,225)	—	(16,225)
Increase, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	772	6,288	3,214	—	10,274
Decrease in accrued interest	(447)	(27)	—	—	(474)

Net cash provided by (used in) operating activities	(2,024)	(17,014)	33,887	—	14,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(16,120)	—	(16,120)
Cash from disposition of business, net of cash disposed	—	—	12,954	—	12,954
Cash used for business acquisitions, net of cash acquired	—	—	(179)	—	(179)
Decrease in restricted cash	—	—	2,021	—	2,021

Net cash used in investing activities	—	—	(1,324)	—	(1,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	20,501	14,790	—	35,291
Deferred financing costs	—	(2,850)	—	—	(2,850)
Principal payments on long-term obligations	(2)	(555)	(6,290)	—	(6,847)
Proceeds from sale of common stock	4,923	—	—	—	4,923

Net cash provided by financing activities	4,921	17,096	8,500	—	30,517

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	357	—	357

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,897	82	41,420	—	44,399
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255	(82)	41,826	—	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,152	$—	$83,246	$—	$87,398

Consolidating Financial Statements for IHC Debt Issuance

Primus Telecommunications IHC, Inc.’s 14 1/4% Second Lien Notes, are fully, unconditionally, jointly and severally guaranteed by PTGI on a senior basis as of June 30, 2007 and by PTHI, Primus Telecommunications, Inc., TresCom International Inc., Least Cost Routing, Inc., TresCom U.S.A., Inc., iPRIMUS USA, Inc., and iPRIMUS,com, Inc., 100% owned subsidiaries of PTGI (collectively, the “Other Guarantors”). PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of June 30, 2007 and December 31, 2006 and for three months and six months ended June 30, 2007 and June 30, 2006 are included for (a) PTGI on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) PTGI’s indirect non-guarantor subsidiaries on a combined basis and (e) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

NET REVENUE	$—	$—	$35,232	$192,125	$—	$227,357

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	24,321	117,897	—	142,218
Selling, general and administrative	1,242	21	11,704	55,912	—	68,879
Depreciation and amortization	—	—	929	6,414	—	7,343
Loss on sale or disposal of assets	—	—	—	676	—	676

Total operating expenses	1,242	21	36,954	180,899	—	219,116

INCOME (LOSS) FROM OPERATIONS	(1,242)	(21)	(1,722)	11,226	—	8,241

INTEREST EXPENSE	(2,406)	(3,556)	(7,990)	(2,472)	—	(16,424)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(391)	—	—	315	—	(76)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,311)	—	(4)	—	—	(2,315)
INTEREST AND OTHER INCOME	48	—	12	998	—	1,058
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(2,103)	3,728	2,902	10,554	—	15,081
INTERCOMPANY INTEREST	64	(697)	(2,402)	3,035	—	—
MANAGEMENT FEE	—	—	1,381	(1,381)	—	—
ROYALTY FEE	—	3,583	(148)	(3,435)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(8,341)	3,037	(7,971)	18,840	—	5,565
INCOME TAX BENEFIT (EXPENSE)	2,397	(773)	(315)	5,382	—	6,691

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(5,944)	2,264	(8,286)	24,222	—	12,256
EQUITY IN NET INCOME OF SUBSIDIARIES	18,045	—	27,477	—	(45,522)	—

INCOME FROM CONTINUING OPERATIONS	12,101	2,264	19,191	24,222	(45,522)	12,256
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(155)	—	(155)

NET INCOME	$12,101	$2,264	$19,191	$24,067	$(45,522)	$12,101

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$73,996	$380,381	$—	$454,377
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	53,105	233,769	—	286,874
Selling, general and administrative	2,498	54	23,191	111,469	—	137,212
Depreciation and amortization	—	—	1,896	12,004	—	13,900
Loss on sale or disposal of assets	—	—	8	676	—	684

Total operating expenses	2,498	54	78,200	357,918	—	438,670

INCOME (LOSS) FROM OPERATIONS	(2,498)	(54)	(4,204)	22,463	—	15,707
INTEREST EXPENSE	(5,803)	(4,311)	(15,805)	(3,939)	—	(29,858)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(791)	—	—	417	—	(374)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,311)	(5,050)	(4)	(909)	—	(8,274)
INTEREST AND OTHER INCOME	334	—	29	2,191	—	2,554
FOREIGN CURRENCY TRANSACTION GAIN	3,848	4,486	486	9,235	—	18,055
INTERCOMPANY INTEREST	960	(186)	(2,402)	1,628	—	—
MANAGEMENT FEE	—		3,522	(3,522)	—	—
ROYALTY FEE	—	7,145	(297)	(6,848)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(6,261)	2,030	(18,675)	20,716	—	(2,190)
INCOME TAX BENEFIT (EXPENSE)	2,472	(1,023)	(409)	4,646	—	5,686

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(3,789)	1,007	(19,084)	25,362	—	3,496
EQUITY IN NET INCOME OF SUBSIDIARIES	13,248	—	34,618	—	(47,866)	—

INCOME FROM CONTINUING OPERATIONS	9,459	1,007	15,534	25,362	(47,866)	3,496
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	5	—	5
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	5,958	—	5,958

NET INCOME	$9,459	$1,007	$15,534	$31,325	$(47,866)	$9,459

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2006
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$39,110	$210,961	$—	$250,071
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	31,085	136,380	—	167,465
Selling, general and administrative	1,288	6	11,089	59,174	—	71,557
Depreciation and amortization	—	—	3,073	13,424	—	16,497
Loss on sale or disposal of assets	—	—	9,103	4,392	—	13,495
Asset impairment write-down	—	—	47,952	161,296	—	209,248

Total operating expenses	1,288	6	102,302	374,666	—	478,262

LOSS FROM OPERATIONS	(1,288)	(6)	(63,192)	(163,705)	—	(228,191)
INTEREST EXPENSE	(4,555)	—	(7,819)	(1,427)	—	(13,801)
ACCRETION ON DEBT DISCOUNT	(1,174)	—	—	—	—	(1,174)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	2,850	—	—	—	—	2,850
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	7,646	—	(2,850)	—	—	4,796
INTEREST AND OTHER INCOME	34	—	—	1,959	—	1,993
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(487)	999	1,821	4,304	—	6,637
INTERCOMPANY INTEREST	—	635	324	(959)	—	—
MANAGEMENT FEE	—	—	1,343	(1,343)	—	—
ROYALTY FEE	—	3,867	(83)	(3,784)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	3,026	5,495	(70,456)	(164,955)	—	(226,890)
INCOME TAX EXPENSE	(102)	(278)	(33)	(816)	—	(1,229)

INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	2,924	5,217	(70,489)	(165,771)	—	(228,119)
EQUITY IN NET LOSS OF SUBSIDIARIES	(222,878)	—	(213,703)	—	436,581	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(219,954)	5,217	(284,192)	(165,771)	436,581	(228,119)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	750	—	750
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	7,415	—	7,415

NET INCOME (LOSS)	$(219,954)	$5,217	$(284,192)	$(157,606)	$436,581	$(219,954)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2006
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$80,443	$437,262	$—	$517,705
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	61,910	283,770	—	345,680
Selling, general and administrative	3,427	19	21,692	122,253	—	147,391
Depreciation and amortization	—	—	6,707	27,361	—	34,068
Loss on sale or disposal of assets	—	—	9,274	5,233	—	14,507
Asset impairment write-down	—	—	47,952	161,296	—	209,248

Total operating expenses	3,427	19	147,535	599,913	—	750,894

LOSS FROM OPERATIONS	(3,427)	(19)	(67,092)	(162,651)	—	(233,189)
INTEREST EXPENSE	(9,140)	—	(15,380)	(2,950)	—	(27,470)
ACCRETION ON DEBT DISCOUNT	(1,566)	—	—	—	—	(1,566)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	5,373	—	—	—	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	10,374	—	(2,965)	—	—	7,409
INTEREST AND OTHER INCOME	64	—	14	2,482	—	2,560
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,523	(143)	176	2,069	—	4,625
INTERCOMPANY INTEREST	—	1,196	648	(1,844)	—	—
MANAGEMENT FEE	—	—	3,891	(3,891)	—	—
ROYALTY FEE	—	7,746	(160)	(7,586)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	4,201	8,780	(80,868)	(174,371)	—	(242,258)
INCOME TAX EXPENSE	(208)	(558)	(159)	(1,553)	—	(2,478)

INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	3,993	8,222	(81,027)	(175,924)	—	(244,736)
EQUITY IN NET LOSS OF SUBSIDIARIES	(239,645)	—	(222,620)	—	462,265	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(235,652)	8,222	(303,647)	(175,924)	462,265	(244,736)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	1,669	—	1,669
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	7,415	—	7,415

NET INCOME (LOSS)	$(235,652)	$8,222	$(303,647)	$(166,840)	$462,265	$(235,652)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	June 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,985	$—	$(97)	$100,796	$—	$104,684
Accounts receivable	—	—	12,718	104,257	—	116,975
Prepaid expenses and other current assets	695	—	1,071	23,094	—	24,860

Total current assets	4,680	—	13,692	228,147	—	246,519
INTERCOMPANY RECEIVABLES	85,964	176,437	620,343	725	(883,469)	—
INVESTMENTS IN SUBSIDIARIES	76,741	—	(28,713)	—	(48,028)	—
RESTRICTED CASH	—	—	314	8,041	—	8,355
PROPERTY AND EQUIPMENT—Net	—	—	16,883	109,388	—	126,271
GOODWILL	—	—	—	37,223	—	37,223
OTHER INTANGIBLE ASSETS—Net	—	—	—	1,991	—	1,991
OTHER ASSETS	2,893	314	8,195	18,854	—	30,256

TOTAL ASSETS	$170,278	$176,751	$630,714	$404,369	$(931,497)	$450,615

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$551	$—	$2,099	$69,594	$—	$72,244
Accrued interconnection costs	—	—	19,246	26,376	—	45,622
Deferred revenue	—	—	1,055	15,751	—	16,806
Accrued expenses and other current liabilities	944	(131)	10,585	42,336	—	53,734
Accrued income taxes	(1,587)	3,779	563	16,902	—	19,657
Accrued interest	2,589	1,328	8,669	10	—	12,596
Current portion of long-term obligations	—	—	5,314	8,795	—	14,109

Total current liabilities	2,497	4,976	47,531	179,764	—	234,768
INTERCOMPANY PAYABLES	424,875	—	112,559	346,035	(883,469)	—
LONG-TERM OBLIGATIONS	126,603	114,605	393,883	47,141	—	682,232
OTHER LIABILITIES	—	—	—	61	—	61

Total liabilities	553,975	119,581	553,973	573,001	(883,469)	917,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,201	—	—	—	—	1,201
Additional paid-in capital	699,630	—	1,161,930	305,008	(1,466,938)	699,630
Retained earnings (accumulated deficit)	(1,084,528)	57,170	(1,085,189)	(390,891)	1,418,910	(1,084,528)
Accumulated other comprehensive loss	—	—	—	(82,749)	—	(82,749)

Total stockholders’ equity (deficit)	(383,697)	57,170	76,741	(168,632)	(48,028)	(466,446)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$170,278	$176,751	$630,714	$404,369	$(931,497)	$450,615

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2006
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,764	$—	$(35)	$60,588	$—	$64,317
Accounts receivable	—	—	16,987	101,025	—	118,012
Prepaid expenses and other current assets	789	—	1,156	22,333	—	24,278

Total current assets	4,553	—	18,108	183,946	—	206,607
INTERCOMPANY RECEIVABLES	83,361	59,082	617,133	31,625	(791,201)	—
INVESTMENTS IN SUBSIDIARIES	69,484	—	(55,054)	—	(14,430)	—
RESTRICTED CASH	—	—	855	7,560	—	8,415
PROPERTY AND EQUIPMENT—Net	—	—	18,333	93,349	—	111,682
GOODWILL	—	—	—	34,893	—	34,893
OTHER INTANGIBLE ASSETS—Net	—	—	—	2,762	—	2,762
OTHER ASSETS	3,717	—	9,098	15,076	—	27,891

TOTAL ASSETS	$161,115	$59,082	$608,473	$369,211	$(805,631)	$392,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$838	$—	$4,240	$65,508	$—	$70,586
Accrued interconnection costs	—	—	23,825	25,117	—	48,942
Deferred revenue	—	—	1,170	17,145	—	18,315
Accrued expenses and other current liabilities	1,111	—	10,600	35,273	—	46,984
Accrued income taxes	1,460	2,919	167	13,375	—	17,921
Accrued interest	4,169	—	8,766	692	—	13,627
Current portion of long-term obligations	22,702	—	3,920	10,375	—	36,997

Total current liabilities	30,280	2,919	52,688	167,485	—	253,372
INTERCOMPANY PAYABLES	353,815	—	90,572	346,814	(791,201)	—
LONG-TERM OBLIGATIONS	170,937	—	395,806	40,334	—	607,077
OTHER LIABILITIES	—	—	(77)	133	—	56

Total liabilities	555,032	2,919	538,989	554,766	(791,201)	860,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,138	—	—	—	—	1,138
Additional paid-in capital	692,941	—	1,161,930	306,235	(1,468,165)	692,941
Retained earnings (accumulated deficit)	(1,087,996)	56,163	(1,092,446)	(417,452)	1,453,735	(1,087,996)
Accumulated other comprehensive loss	—	—	—	(74,338)	—	(74,338)

Total stockholders’ equity (deficit)	(393,917)	56,163	69,484	(185,555)	(14,430)	(468,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$161,115	$59,082	$608,473	$369,211	$(805,631)	$392,250

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,459	$1,007	$15,534	$31,325	$(47,866)	$9,459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	599	4,286	—	4,885
Stock compensation expense	—	—	125	—	—	125
Depreciation and amortization	—	—	1,896	12,050	—	13,946
(Gain) loss on sale or disposal of assets	—	—	8	(5,086)	—	(5,078)
Accretion of debt (premium) discount	791	(417)	—	—	—	374
Equity in net gain of subsidiary	(13,248)		(34,618)	—	47,866	—
Loss on early extinguishment or restructuring of debt	2,311	5,050	4	909	—	8,274
Unrealized foreign currency transaction gain on intercompany and foreign debt	(7,550)	(2,997)	(2,194)	(6,766)	—	(19,507)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	—	—	3,669	(2,641)	—	1,028
Decrease in prepaid expenses and other current assets	93	—	86	1,874	—	2,053
(Increase) decrease in other assets	460	19	903	(1,488)	—	(106)
(Increase) decrease in intercompany balance	67,897	(106,124)	20,842	17,385	—	—
Increase (decrease) in accounts payable	(287)	—	(2,141)	1,872	—	(556)
Decrease in accrued interconnection costs	—	—	(4,579)	(66)	—	(4,645)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(3,242)	729	343	(1,745)	—	(3,915)
Increase (decrease) in accrued interest	(1,581)	1,328	(97)	(679)	—	(1,029)

Net cash provided by (used in) operating activities	55,103	(101,405)	380	51,230	—	5,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(454)	(16,587)	—	(17,041)
Cash from disposition of business, net of cash disposed	—	—	—	5,527	—	5,527
Decrease in restricted cash	—	—	541	55	—	596

Net cash provided by (used in) investing activities	—	—	87	(11,005)	—	(10,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	101,405	—	7,870	—	109,275
Deferred financing costs	—	—	—	(6,570)	—	(6,570)
Principal payments on capital leases, vendor financing and other long-term obligations	(54,882)	—	(529)	(2,768)	—	(58,179)

Net cash provided by (used in) financing activities	(54,882)	101,405	(529)	(1,468)	—	44,526

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	1,451	—	1,451

NET CHANGE IN CASH AND CASH EQUIVALENTS	221	—	(62)	40,208	—	40,367
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	—	(35)	60,588	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,985	$—	$(97)	$100,796	$—	$104,684

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30, 2006
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(235,652)	$8,222	$(303,647)	$(166,840)	$462,265	$(235,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,324	6,864	—	8,188
Stock compensation expense	—	—	235	—	—	235
Depreciation and amortization	—	—	6,707	28,036	—	34,743
(Gain) loss on sale or disposal of assets	—	—	9,274	(2,158)	—	7,116
Asset impairment write-down	—	—	47,952	161,296	—	209,248
Accretion of debt discount	1,566	—	—	—	—	1,566
Equity in net loss of subsidiary	239,645	—	222,620	—	(462,265)	—
Change in estimated fair value of embedded derivatives	(5,373)	—	—	—	—	(5,373)
(Gain) loss on early extinguishment or restructuring of debt	(10,374)	—	2,965	—	—	(7,409)
Other	—	—	—	(1,556)	—	(1,556)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(2,505)	—	(96)	(3,333)	—	(5,934)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	5,254	10,217	—	15,471
(Increase) decrease in prepaid expenses and other current assets	772	—	(8,006)	15,802	—	8,568
(Increase) decrease in other assets	315	—	10,243	(10,699)	—	(141)
(Increase) decrease in intercompany balance	10,814	(2,472)	(14,858)	6,516	—	—
Increase (decrease) in accounts payable	(1,557)	—	1,263	(7,502)	—	(7,796)
Decrease in accrued interconnection costs	—	—	(4,397)	(11,828)	—	(16,225)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	772	(5,750)	7,853	7,399	—	10,274
Decrease in accrued interest	(447)	—	(27)	—	—	(474)

Net cash provided by (used in) operating activities	(2,024)	—	(15,341)	32,214	—	14,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(1,048)	(15,072)	—	(16,120)
Cash from disposition of business, net of cash disposed	—	—	—	12,954	—	12,954
Cash used for business acquisitions, net of cash acquired	—	—	—	(179)	—	(179)
Decrease in restricted cash	—	—	—	2,021	—	2,021

Net cash used in investing activities	—	—	(1,048)	(276)	—	(1,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	20,501	14,790	—	35,291
Deferred financing costs	—	—	(2,850)	—	—	(2,850)
Principal payments on capital leases, vendor financing and other long-term obligations	(2)	—	(671)	(6,174)	—	(6,847)
Proceeds from sale of common stock	4,923	—	—	—	—	4,923

Net cash provided by financing activities	4,921	—	16,980	8,616	—	30,517

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	357	—	357

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,897	—	591	40,911	—	44,399
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255	—	(446)	42,190	—	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,152	$—	$145	$83,101	$—	$87,398

13. SUBSEQUENT EVENTS

On July 3, 2007, the Company sold 22.5 million shares of registered common stock to existing and new qualified institutional buyers and institutional accredited investors. The common stock was offered pursuant to an effective Registration Statement on Form S-3 with the Securities and Exchange Commission and was sold at $0.915 per share. The Company received approximately $18.9 million of net proceeds after fees and expenses.

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

Overall, carrier revenue accounted for 19% and 20% of total net revenue for the three months ended June 30, 2007 and June 30, 2006, respectively. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; prepaid services versus traditional post-paid voice services; Internet, VOIP and data services versus fixed line voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Our margin is also affected by customer transfer and migration fees. We generally pay a charge to install and transfer a new customer onto our network, and to migrate DSL and local customers. However, installing and migrating customers to our own networks, such as the DSL networks in Australia and Canada, enable us to increase our margin on such services as compared to resale of services using other carriers’ networks.

SG&A expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and administrative costs. All SG&A expenses are expensed when incurred.

Second Quarter 2007 Results and Accomplishments

In the first quarter 2007, based on our strengthened financial results during 2006, we successfully raised over $75 million in cash and significantly extended our near-term debt maturities. In the second quarter, operating results modestly exceeded those in the first quarter. We exchanged $5 million of debt for equity and, subsequent to the quarter, raised an additional $19 million in net cash proceeds through the sale of equity, thereby eliminating the accelerated maturity provisions in our 5% Exchangeable Senior Notes.

Our operating results were again accomplished in an environment of declining legacy voice and dial-up Internet revenues, a condition which we expect will continue as we attempt to moderate the decline. That revenue decline has been partially offset by the continued growth of our broadband, VOIP, local, wireless, data and hosting services revenues. In the second quarter, revenues from those services grew 5% sequentially, reaching an annualized amount in excess of $210 million. We believe accelerated growth in these services is the necessary foundation for future success.

To date, growth in these products has been severely constrained by the lack of available cash for capital expenditures, and sales and marketing. However, successful execution of our recent liquidity-enhancing transactions now enables us to provide significantly more support for the growth products. As a result, our primary focus during the second half of 2007 and into 2008 will be targeted investments to bolster the rates of growth of our broadband, VOIP, local, wireless, data and hosting services.

That investment program is expected to include the following initiatives: opening of new and expansion of existing data centers in Canada and Australia; expansion of the DSL broadband footprint and network capacity to offer higher speed DSL services in Australia; and expansion, as warranted, of our direct sales force and telemarketing capabilities across our target regions. The resources to support these efforts will include both increased selling, general and administrative (SG&A) expense and capital expenditures, much of which will occur in the latter half of 2007, while the bulk of the anticipated revenue and contribution is not expected to occur before 2008.

We expect those investments to result in a $10 million to $15 million increase in capital expenditures over our previous guidance for 2007. Thus, our revised capital expenditure guidance for full year 2007 is now in the range of $40 million to $45 million.

In light of improved operating performance over the course of 2006, we announced a two-year Transformation Strategy as we entered 2007. Our performance during the first two quarters of 2007 underscores that, while much has already been accomplished, much is yet to be done. As we move forward over the balance of the period, we will continue to be guided by our stated strategy.

PRIMUS 2007-2008 Transformation Strategy

A)	Strengthen the balance sheet opportunistically through potential de-levering transactions and equity capital infusions;

B)	Significantly improve our non-sales and marketing cost structure through increased outsourcing and/or off-shoring at lower cost locations globally and maintain an aggressive cost management program;

C)	Focus on improving sales productivity and margin enhancements by leveraging our network assets and increasing the revenue mix in favor of higher margin growth services; and

D)	Opportunistically sell non-strategic assets and businesses and use the proceeds either to accelerate growth of high-margin products or to strengthen the balance sheet.

Consistent with our strategy opportunistically to sell non-strategic assets and businesses, we previously announced a goal to realize between $50 million and $100 million in cash proceeds from monetizing low-margin/low-growth businesses before the end of 2008. Those proceeds, in turn, could be applied to fund increased levels of investment in our high margin growth products—both organically and through acquisitions—as well as to reduce debt.

We expect overall revenue to decline in 2007 as compared to 2006, primarily as a result of the declining usage and pricing in the legacy voice business and also as we continue to prune or divest low-margin, or non-core revenue streams. Our objective, however, is to generate increased contribution from growth products such as broadband, VOIP, local, wireless, data and hosting, such that, over time, such contribution exceeds the corresponding declines in legacy voice and dial-up Internet products. Our future growth and profitability are dependent upon accomplishing that goal.

Foreign Currency

Foreign currency can have a major impact on our financial results. Currently in excess of 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States Dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian Dollar (CAD), USD/Australian Dollar (AUD), USD/British pound (GBP), and USD/Euro (EUR). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. During the third quarter 2007, we expect to enter into a forward currency contract required by the new Canadian credit facility. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months and six months ended June 30, 2007, as compared to the three months and six months ended June 30, 2006, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months and six months ended June 30, 2007 and 2006 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the three months ended June 30,				For the six months ended June 30,
	2007	2006	Variance	Variance %	2007	2006	Variance	Variance %
Canada	$63,588	$70,139	$(6,551)	(9)%	$126,372	$140,685	$(14,313)	(10)%
Australia	$71,950	$76,967	$(5,017)	(7)%	$142,151	$154,165	$(12,014)	(8)%
United Kingdom	$25,100	$20,607	$4,493	22%	$49,973	$43,327	$6,646	15%
Europe*	$20,587	$32,196	$(11,609)	(36)%	$40,937	$76,918	$(35,981)	(47)%

Net Revenue by Location—in Local Currencies

	For the three months ended June 30,				For the six months ended June 30,
	2007	2006	Variance	Variance %	2007	2006	Variance	Variance %
Canada (in CAD)	69,951	78,829	(8,878)	(11)%	143,542	160,310	(16,768)	(10)%
Australia (in AUD)	86,643	103,188	(16,545)	(16)%	176,026	207,651	(31,625)	(15)%
United Kingdom (in GBP)	13,257	11,313	1,944	17%	26,788	24,276	2,512	10%
Europe* (in EUR)	15,269	25,698	(10,429)	(41)%	30,806	62,901	(32,095)	(51)%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

Critical Accounting Policies

On January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the unrecognized tax benefits. Such judgment is based on more likely than not and measurement criteria, and certain tax positions are released when new information becomes available.

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

Results of Operations

Results of operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006

Net revenue decreased $22.7 million or 9.1% to $227.4 million for the three months ended June 30, 2007 from $250.1 million for the three months ended June 30, 2006. Our revenue from broadband, VOIP, local, wireless, data and hosting services contributed $53.3 million for the three months ended June 30, 2007, as compared to $46.8 million for the three months ended June 30, 2006. Our revenue from carrier and prepaid services contributed $43.5 million and $11.6 million, respectively, for the three months ended June 30, 2007, as compared to $51.6 million and $22.2 million, respectively, for the three months ended June 30, 2006.

United States: United States net revenue decreased $2.9 million or 6.2% to $44.4 million for the three months ended June 30, 2007 from $47.3 million for the three months ended June 30, 2006. The decrease is primarily attributed to a decrease of $3.0 million in carrier, $1.4 million in retail voice services including declines in residential and small business voice services, partially offset by an increase of $0.6 million in retail VOIP and a $0.8 million prepaid services write-off in 2006.

Canada: Canada net revenue decreased $6.5 million or 9.3% to $63.6 million for the three months ended June 30, 2007 from $70.1 million for the three months ended June 30, 2006. The decrease is primarily attributed to a decrease of $3.7 million in retail voice services and a decrease of $4.6 million in prepaid services. These decreases were partially offset by increases of $0.5 million in Internet services and $0.8 million in data and hosting services. The strengthening of the CAD against the USD accounted for a $1.5 million increase to revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended		Year-over-Year
	June 30, 2007 Net Revenue	June 30, 2006 Net Revenue	Variance	Variance %
United States	$42,887	$46,351	$(3,464)	(7)%
Canada	$63,588	$70,139	$(6,551)	(9)%
Other	$1,521	$987	$534	54%

Europe: European net revenue decreased $7.7 million or 14.3% to $46.4 million for the three months ended June 30, 2007 from $54.1 million for the three months ended June 30, 2006. The decrease is primarily attributable to a $7.0 million decrease in prepaid services (including decreases of $8.1 million in Netherlands, offset by an increase of $1.1 million in the United Kingdom) and a $2.1 million decrease in carrier services. These decreases were partially offset by an increase of $1.0 million in retail voice services and an increase of $0.4 million in VOIP services. The strengthening of the European currencies against the USD accounted for a $4.4 million increase to revenue, which is included in the explanations above, when comparing the exchange rates for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended June 30, 2007		For the three months ended June 30, 2006		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$25,100	54%	$20,607	38%	$4,493	22%
Germany	6,127	13%	10,226	19%	(4,099)	(40)%
Spain	4,302	9%	4,066	8%	236	6%
Other	10,840	24%	19,178	35%	(8,338)	(43)%

Europe Total	$46,369	100%	$54,077	100%	$(7,708)	(14)%

Asia-Pacific: Asia-Pacific net revenue decreased $5.5 million or 7.0% to $73.0 million for the three months ended June 30, 2007 from $78.5 million for the three months ended June 30, 2006. The decrease is primarily attributable to a $4.3 million decrease in residential voice services, a $1.5 million decrease in dial-up Internet services, a $3.6 million decrease in business voice services, partially offset by a $3.6 million increase in Australia DSL and VOIP services. The strengthening of the AUD against the USD accounted for an $8.8 million increase to revenue, which is included in the explanations above, which reflects changes in the exchange rates for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended June 30, 2007		For the three months ended June 30, 2006		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$71,950	99%	$76,967	98%	$(5,017)	(7)%
Japan	1,042	1%	1,550	2%	(508)	(33)%

Asia-Pacific Total	$72,992	100%	$78,517	100%	$(5,525)	(7)%

Cost of revenue decreased $25.2 million to $142.2 million, or 62.2% of net revenue, for the three months ended June 30, 2007 from $167.5 million, or 67.0% of net revenue, for the three months ended June 30, 2006.

United States: United States cost of revenue decreased $8.2 million primarily due to a decrease of $3.3 million in carrier, $2.4 million in retail voice services, and $2.8 million in Internet, VOIP and wireless services, in aggregate.

Canada: Canada cost of revenue decreased $4.0 million primarily due to a decrease of $2.3 million in retail voice services and a decrease of $2.5 million in prepaid services. These decreases were partially offset by an increase of $0.8 million in Internet, data and hosting, VOIP and wireless services, in aggregate. The strengthening of the CAD against the USD accounted for a $0.7 million increase to cost of revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Europe: European cost of revenue decreased by $8.9 million. The decrease is primarily attributable to a $7.5 million decrease in prepaid services, and a decrease of $1.6 million in carrier services. These decreases were partially offset by an increase of $0.3 million in VOIP services. The strengthening of the European currencies against the USD accounted for a $3.8 million increase to cost of revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Asia-Pacific: Asia-Pacific cost of revenue decreased $4.1 million primarily due to a decrease of $2.5 million in residential voice services, a decrease of $1.7 million in business services, a decrease of $0.4 million in Internet service and a decrease of $0.7 million in other services . These decreases were partially offset by an increase of $1.5 million in DSL services. The strengthening of the AUD against the USD accounted for a $5.8 million increase to cost of revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Selling, general and administrative expenses decreased $2.7 million to $68.9 million, or 30.1% of net revenue, for the three months ended June 30, 2007 from $71.6 million, or 28.6% of net revenue, for the three months ended June 30, 2006. The decrease in selling, general and administrative expenses is attributable to a decrease of $3.5 million in sales and marketing expenses primarily in prepaid services agent commissions, a $1.2 million decrease in advertising expenses and a $0.8 million decrease in general and administrative expenses. These decreases were partially offset by an increase of $0.9 million in salaries and benefits, a $0.6 million increase in occupancy and a $1.2 million increase in professional fees, which include charges for litigation and tax reporting implementation.

United States: United States selling, general and administrative expenses increased $1.0 million to $17.0 million for the three months ended June 30, 2007 from $16.0 million for the three months ended June 30, 2006. The increase is attributable to an increase of $0.8 million in professional fees and an increase of $0.5 million in advertising, offset by a decrease of $0.4 million in salaries and benefits and a decrease of $0.3 million in sales and marketing expenses.

Canada: Canada selling, general and administrative expense decreased $1.7 million to $23.3 million for the three months ended June 30, 2007 from $25.0 million for the three months ended June 30, 2006. The decrease is attributable to a decrease of $1.2 million in advertising expense and a decrease of $1.1 million in sales and marketing expenses.

Europe: Europe selling, general and administrative expense decreased $1.7 million to $9.0 million for the three months ended June 30, 2007 from $10.7 million for the three months ended June 30, 2006. The decrease is attributable to a decrease of $2.0 million in sales and marketing expense primarily in prepaid services agent commissions.

Asia-Pacific: Asia-Pacific selling, general and administrative expense decreased $0.2 million to $19.6 million for the three months ended June 30, 2007 from $19.8 million for the three months ended June 30, 2006. The decrease is attributable to a decrease of $0.7 million in advertising and a decrease of $1.1 million in general and administrative expenses. These decreases were partially offset by an increase of $1.4 million in salaries and benefits.

Depreciation and amortization expense decreased $9.2 million to $7.3 million for the three months ended June 30, 2007 from $16.5 million for the three months ended June 30, 2006. The decrease consists of a decrease in depreciation expense of $8.5 million and a decrease in amortization expense of $0.6 million primarily due to the asset impairment write-down recognized in the second quarter 2006.

Loss on sale or disposal of assets was $0.7 million and $13.5 million for the three months ended June 30, 2007 and June 30, 2006. In the second quarter 2006, we recognized a charge associated with the sale and disposal of specific long-lived assets which were taken out of services. The charge included $9.0 million in the United States, $1.8 million in Canada, $2.2 million in the United Kingdom and $0.5 million in Australia and is comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

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

Interest expense, including accretion on debt discount, increased $1.5 million to $16.5 million for the three months ended June 30, 2007 from $15.0 million for the three months ended June 30, 2006. The increase is a result of $4.7 million in interest from issuance of our 14 1/4 % Senior Secured Notes, the 25 basis point interest increase for our Senior Secured Term Loan Facility and 100 basis point step-up of the rate on the 2006 Step Up Convertible Subordinated Debentures, offset by a $3.2 million decrease mainly resulting from reductions in our October 1999 Senior Notes with a stated interest of 12 3/4 % and the retirement in full of our 2000 Convertible Subordinated Debentures with a stated interest rate of 5 3/4%.

Change in Fair Value of Derivatives Embedded within Convertible Debt was a gain of $2.8 million for the three months ended June 30, 2006. Our Step Up Convertible Subordinated Debentures, 2000 Convertible Subordinated Debentures and 2003 Convertible Senior Notes contained embedded derivatives that required bifurcation from the debt host. We recognized these embedded derivatives as a current liability in our balance sheet, measured them at their estimated fair value and recognized changes in the fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a June 20, 2006 (the final valuation date due to the elimination of the embedded derivative feature) estimated fair value of $10.3 million and at March 31, 2006, an estimated fair value of $13.1 million. The embedded derivatives derived their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives decreased as the price of our common stock decreased. The closing price of our common stock decreased to $0.64 on June 20, 2006 from $0.77 as of March 31, 2006, causing the overall value of the derivative instrument to decline. As a result, during the three months ended June 30, 2006, we recognized a gain of $2.8 million from the change in estimated fair value of the embedded derivatives. We estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of 100% as of June 20, 2006.

Gain (loss) on early extinguishment or restructuring of debt was a $2.3 million loss for the three months ended June 30, 2007 compared to a $4.8 million gain for the three months ended June 30, 2006. In second quarter 2007, we exchanged $5.0 million Step Up Convertible Subordinated Debentures for 6.0 million shares of our common stock resulting in an induced debt conversion expense of $2.3 million, which includes deferred financing cost and discount write-offs. In June 2006, we exchanged $54.8 million principal amount of the Company’s 2003 Convertible Senior Notes and $20.5 million of cash for $56.3 million principal amount of Primus Telecommunications Holding, Inc. (PTHI)’s 5% Exchangeable Senior Notes and $11.3 million of future cash payments. The gain on restructuring of debt includes the expensing of related financing costs.

Foreign currency transaction gain increased $8.5 million to $15.1 million for the three months ended June 30, 2007 from $6.6 million for the three months ended June 30, 2006. This gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense) decreased to $6.7 million for the three months ended June 30, 2007 from ($1.2) million for the three months ended June 30, 2006. The expense for both periods consists of foreign withholding tax on intercompany interest and royalty fees owed to a United States subsidiary by our Canadian and Australian subsidiaries, and second quarter 2007 also reflects a $0.7 million refund recognized by our Australian subsidiary and a $6.5 million reduction of the Company’s unrecognized tax benefits.

Results of operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006

Net revenue decreased $63.3 million or 12.2% to $454.4 million for the six months ended June 30, 2007 from $517.7 million for the six months ended June 30, 2006. Our revenue from broadband, VOIP, local, wireless, data and hosting services contributed $103.3 million for the six months ended June 30, 2007, as compared to $90.7 million for the six months ended June 30, 2006. Our revenue from carrier and prepaid services contributed $88.5 million and $25.0 million, respectively, for the six months ended June 30, 2007, as compared to $106.9 million and $56.3 million, respectively, for the six months ended June 30, 2006.

United States: United States net revenue decreased $4.6 million or 4.7% to $91.4 million for the six months ended June 30, 2007 from $96.0 million for the six months ended June 30, 2006. The decrease is primarily attributed to a decrease of $4.1 million in retail voice services, a decrease of $2.1 million in carrier, and a $1.1 million decrease in Internet services. These decreases were partially offset by an increase of $1.2 million in retail VOIP, an increase of $0.9 million in local and other services and a $0.8 million prepaid services write-off in 2006.

Canada: Canada net revenue decreased $14.3 million or 10.2% to $126.4 million for the six months ended June 30, 2007 from $140.7 million for the six months ended June 30, 2006. The decrease is primarily attributed to a $9.1 million decrease in retail voice service, a $7.9 million decrease in prepaid services and a $0.9 million decrease in carrier. These decreases were partially offset by an increase of $3.4 million in growth products which include $0.7 million in Internet, $1.7 million in data and hosting, $0.3 million in VOIP and $0.7 million in wireless services. The strengthening of the CAD against the USD accounted for a $0.5 million increase to revenue, which is included in the services explanation above, when comparing the exchange rates for the six months ended June 30, 2007 to the six months ended June 30, 2006.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the six months ended		Year-over-Year
	June 30, 2007 Net Revenue	June 30, 2006 Net Revenue	Variance	Variance %
United States	$88,755	$93,980	$(5,225)	(6)%
Canada	$126,372	$140,685	$(14,313)	(10)%
Other	$2,666	$1,974	$692	35%

Europe: European net revenue decreased $30.9 million or 25.1% to $92.3 million for the six months ended June 30, 2007 from $123.2 million for the six months ended June 30, 2006. The decrease is primarily attributable to a decrease of $23.9 million in prepaid services (including a decrease of $26.6 million in the Netherlands, partially offset by an increase of $2.7 million in United Kingdom) and a $12.0 million decrease in carrier services. These decreases were partially offset by a $4.2 million increase in retail voice, a $0.7 million for VOIP services. The strengthening of the European currencies against the USD accounted for an $11.2 million increase to revenue, which is included in the services explanation above, when comparing the exchange rates for the six months ended June 30, 2007 to the six months ended June 30, 2006. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the six months ended June 30, 2007		For the six months ended June 30, 2006		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$49,973	54%	$43,327	35%	$6,646	15%
Germany	12,060	13%	20,850	17%	(8,790)	(42)%
Spain	8,175	9%	8,918	7%	(743)	(8)%
Other	22,090	24%	50,109	41%	(28,019)	(56)%

Europe Total	$92,298	100%	$123,204	100%	$(30,906)	(25)%

Asia-Pacific: Asia-Pacific net revenue decreased $13.6 million or 8.6% to $144.3 million for the six months ended June 30, 2007 from $157.9 million for the six months ended June 30, 2006. The decrease is primarily attributable to a $9.7 million decrease in residential voice services, a $4.0 million decrease in dial-up Internet services, a $0.5 million decrease in prepaid services, a $6.3 million decrease in business voice and a $1.1 million decrease in carrier. These decreases were partially offset by a $7.1 million increase in Australia DSL services and a $0.8 million increase in VOIP and other services. The strengthening of the AUD against the USD accounted for a $13.7 million increase to revenue, which is included in the services explanation above, when comparing the exchange rates for the six months ended June 30, 2007 to the six months ended June 30, 2006. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the six months ended June 30, 2007		For the six months ended June 30, 2006		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$142,151	99%	$154,165	98%	$(12,014)	(8)%
Japan	2,135	1%	3,697	2%	(1,562)	(42)%

Asia-Pacific Total	$144,286	100%	$157,862	100%	$(13,576)	(9)%

Cost of revenue decreased $58.8 million to $286.9 million, or 63.0% of net revenue, for the six months ended June 30, 2007 from $345.7 million, or 66.8% of net revenue, for the six months ended June 30, 2006.

United States: United States cost of revenue decreased $10.6 million primarily due to a decrease of $4.8 million in retail voice services, $2.5 million in carrier, $2.2 million in VOIP service, $0.5 million in wireless service and $1.1 million in Internet services.

Canada: Canada cost of revenue decreased $9.8 million primarily due to a decrease of $6.8 million in retail voice, $3.4 million in prepaid services and $0.9 million in carrier. The decreases were partially offset by increases of $0.6 million in Internet and data and hosting, $0.2 million in VOIP and $0.5 million in wireless services. The strengthening of the CAD against the USD accounted for a $0.2 million increase to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the six months ended June 30, 2007 to the six months ended June 30, 2006.

Europe: European cost of revenue decreased by $27.7 million. The decrease is primarily attributable to an $18.8 million decrease in prepaid services (including a decrease of $20.4 million in the Netherlands offset by an increase of $1.6 million in the United Kingdom), a decrease of $10.8 million in carrier services, offset by increases of $1.4 million in retail voice services and $0.4 million in VOIP services. The strengthening of the European currencies against the USD accounted for a $9.3 million increase to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the six months ended June 30, 2007 to the six months ended June 30, 2006.

Asia-Pacific: Asia-Pacific cost of revenue decreased $10.7 million primarily due to residential voice services decrease of $7.0 million, a decrease of $0.9 million for dial-up Internet services, a decrease of $0.8 million in carrier, a decrease of $3.4 million for business voice services and a decrease of $2.5 million in prepaid and other services. These decreases were partially offset by increases of $3.5 million in DSL and $0.4 million in wireless services. The strengthening of the AUD against the USD accounted for a $9.0 million increase to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the six months ended June 30, 2007 to the six months ended June 30, 2006.

Selling, general and administrative expense decreased $10.2 million to $137.2 million, or 30.1% of net revenue, for the six months ended June 30, 2007 from $147.4 million, or 28.5% of net revenue, for the six months ended June 30, 2006. The decrease in selling, general and administrative expense is attributable to a $9.7 million decrease in sales and marketing primarily in prepaid services agent commissions and promotions, a $1.2 million decrease in advertising and a decrease of $1.9 million for general and administrative expenses. These decreases were partially offset by an increase of $2.1 million in professional fees for litigation support and an increase of $0.7 million in salaries and benefits expenses.

United States: United States selling, general and administrative expense increased $1.1 million to $33.7 million for the six months ended June 30, 2007 from $32.6 million for the six months ended June 30, 2006. The increase is attributable to an increase of $1.4 million in professional fees and $1.0 million in advertising expense. These increases are partially offset by a decrease of $0.3 million for salaries and benefits due to a cost cutting/staff reduction effort, a decrease of $0.4 million for sales and marketing expense primarily for agent commissions and a decrease of $0.6 million for occupancy expense.

Canada: Canada selling, general and administrative expense decreased $1.9 million to $46.8 million for the six months ended June 30, 2007 from $48.7 million for the six months ended June 30, 2006. The increase is attributable to a decrease of $1.6 million for sales and marketing expense and $0.4 million for advertising expense.

Europe: Europe selling, general and administrative expense decreased $8.6 million to $17.9 million for the six months ended June 30, 2007 from $26.5 million for the six months ended June 30, 2006. The decrease is attributable to a decrease of $7.3 million for sales and marketing expense primarily for agent commissions related to prepaid services, a decrease of $1.1 million for salaries and benefits due to a cost/cutting staff reduction effort and a decrease of $0.5 million for general and administrative expenses.

Asia-Pacific: Asia-Pacific selling, general and administrative expense decreased $0.8 million to $38.8 million for the six months ended June 30, 2007 from $39.6 million for the six months ended June 30, 2006. The decrease is attributable to a decrease of $2.0 million in advertising expenses, a decrease of $1.5 million for general and administrative expenses and a decrease of $0.3 million in sales and marketing expenses. These decreases were partially offset by a $2.3 million increase in salaries and benefits and a $0.4 million increase in professional fees.

Depreciation and amortization expense decreased $20.2 million to $13.9 million for the six months ended June 30, 2007 from $34.1 million for the six months ended June 30, 2006. The decrease consists of a decrease in depreciation expense of $18.1 million and a decrease in amortization expense of $2.1 million primarily due to the asset impairment write-down recognized in the second quarter 2006.

Loss on sale or disposal of assets decreased $13.9 million to $0.6 million for the six months ended June 30, 2007 from $14.5 million for the six months ended June 30, 2006. In the second quarter of 2006, we recognized a charge associated with the sale and disposal of specific long-lived assets which were taken out of services. The charge included $9.3 million in the United States, $1.8 million in Canada, $2.2 million in the United Kingdom, $0.5 million in Denmark, $0.5 million in Australia and $0.2 million in various other countries and is comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

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

Interest expense, including accretion on debt discount, increased $1.2 million to $30.2 million for the six months ended June 30, 2007 from $29.0 million for the six months ended June 30, 2006. The increase is a result of a $6.0 million increase mainly from issuance of our 14 1/4 % Senior Secured Notes, the 25 basis point interest increase for our Senior Secured Term Loan Facility and 100 basis point step-up of the rate on the 2006 Step Up Convertible Subordinated Debentures, offset by a $4.8 million decrease mainly resulting from reductions in our October 1999 Senior Notes with a stated interest rate of 12 3/4 % and the retirement in full of our 2000 Convertible Subordinated Debentures with a stated interest rate of 5 3/4%.

Change in Fair Value of Derivatives Embedded within Convertible Debt was a gain of $5.4 million for the six months ended June 30, 2006. Our Step Up Convertible Subordinated Debentures, 2000 Convertible Subordinated Debentures and 2003 Convertible Senior Notes contain embedded derivatives that require bifurcation from the debt host. We recognized these embedded derivatives as a current liability in our balance sheet, measured them at their estimated fair value and recognized changes in the fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a June 20, 2006 (the final valuation date) estimated fair value of $10.3 million and at March 31, 2006, an estimated fair value of $13.1 million. The embedded derivatives derived their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives decreased as the price of our common stock decreased. The closing price of our common stock decreased to $0.64 on June 20, 2006 from $0.77 as of March 31, 2006, causing the overall value of the derivative instrument to decline. As a result, during the six months ended June 30, 2006, we recognized a gain of $5.4 million from the change in estimated fair value of the embedded derivatives. We estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of 100% as of June 20, 2006.

Gain (loss) on early extinguishment or restructuring of debt was $8.3 million loss for the six months ended June 30, 2007 comparing to $7.4 million gain for the six months ended June 30, 2006. In June 2007, we converted $5.0 million principal amount of our Step Up Convertible Subordinate Debentures to 6.0 million shares of our common stock resulting in an induced debt conversion expense of $2.3 million, which includes deferred financing cost and discount write-offs. In the first quarter 2007, we issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes, in exchange for $40.7 million principal amount of the Company’s outstanding October 1999 Senior Notes and $23.6 million in cash . This exchange was deemed a debt modification, resulting in a $5.1 million loss on restructuring of debt for financing costs incurred. The remaining $0.9 million of expense resulted from costs related to the early retirement of the Canadian credit facility. In June 2006, we exchanged $54.8 million principal amount of the Company’s 2003 Convertible Senior Notes and $20.5 million of cash for $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes and $11.3 million of future cash payments resulting in a gain on restructuring of debt of $4.8 million including the expensing of related financing costs. In March 2006, we exchanged $27.4 million principal amount of our 2000 Convertible Subordinated Debentures for $27.5 million principal amount of our 2006 Step Up Convertible Subordinated Debentures resulting in a gain on early extinguishment of debt of $1.5 million including the write-off of related deferred financing costs. In January 2006, we exchanged 1,825,000 shares of our common stock for the extinguishment of $2.5 million in principal amount of the October 1999 Senior Notes resulting in a $1.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

Foreign currency transaction gain increased $13.5 million to $18.1 million for the six months ended June 30, 2007 from $4.6 million for the six months ended June 30, 2005. The gain or loss is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense) decreased to $5.7 million for the six months ended June 30, 2007 from $2.5 million for the six months ended June 30, 2006. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiary by our Canadian and Australian subsidiaries, and the six months ended June 30, 2007 reflects a $6.5 million reduction of the Company’s unrecognized tax benefits.

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

Net cash used in operating activities was $5.3 million for the six months ended June 30, 2007 as compared to net cash provided by operating activities of $14.8 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, net income, net of non-cash operating activity, provided $12.5 million of cash. In addition, cash was increased by a reduction in accounts receivable of $1.0 million and a reduction in prepaid expenses and other assets of $2.1 million. In 2007, we used $5.2 million to reduce our accounts payable and accrued interconnection costs, $3.9 million to reduce our deferred revenue, accrued expenses, accrued income taxes and other liabilities and $1.0 million to reduce our accrued interest. During the six months ended June 30, 2006, net income, net of non-cash operating activity, provided $5.2 million of cash. In addition, cash was increased by reductions in accounts receivable of $15.5 million, increases in deferred revenue, accrued expenses, accrued income taxes and other liabilities of $10.3 million and reductions in prepaid expenses and other current assets of $8.4 million. During the six months ended June 30, 2006, we used $24.0 million to reduce accounts payable and accrued interconnections costs.

Net cash used in investing activities was $10.9 million for the six months ended June 30, 2007 compared to $1.3 million for the six months ended June 30, 2006. Net cash used in investing activities during the six months ended June 30, 2007 included $17.0 million of capital expenditures, offset by $5.5 million net cash proceeds from the disposition of our Australian Planet Domain subsidiary. Net cash used by investing activities during the six months ended June 30, 2006 included $16.1 million of capital expenditures primarily for additions to our DSL networks in Australia and Canada and back office support systems, offset by a $2.0 million decrease in restricted cash and $13.0 million net cash proceeds from the disposition of our India operation.

Net cash provided by financing activities was $44.5 million for the six months ended June 30, 2007 as compared to net cash provided by financing activities of $30.5 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, net cash provided by financing activities consisted of $102.7 million from the issuance of $75.2 million principal amount of 14 1/4 % Senior Secured Notes for $69.2 million in cash and the issuance of $33.5 million through a credit facility with a financial institution, net of $1.5 million in financing costs; partially offset by the retirement in full of the $22.7 million principal amount of our 2000 Convertible Subordinated Debentures, the repayment in full of a $29.9 million Canadian loan facility and $5.6 million principal payments of capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the six months ended June 30, 2006, net cash provided by financing activities consisted of $32.4 million from the issuance of $24.1 million 5% Exchangeable Senior Notes for $17.7 million in cash, net of $2.9 million in financing costs, and the issuance of $14.8 million through an amended and restated loan facility with a Canadian financial institution, net of $0.2 million in financing costs, $5.0 million from the sale of 6.7 million shares of our common stock pursuant to a subscription agreement with an existing stockholder, partially offset by $6.8 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

As of June 30, 2007, we had $104.7 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for at least the next twelve months.

We have successfully executed a number of liquidity-enhancing initiatives that enabled us to fund fully our 2007 business plans. These initiatives included the following transactions in 2007: (1) the sale of 22.5 million common shares in July 2007 for $18.9 million net cash proceeds; (2) the conversion of $5.0 million principal amount of our Step Up Convertible Subordinated Debentures to 6.0 million common shares; (3) two private sales aggregating $75.2 million principal amount of new 14 1/4% Senior Secured Notes for cash, and an accompanying private exchange of an additional $33.0 million principal amount of 14 1/4% Senior Secured Notes for $40.7 million principal amount of existing 12.75% Senior Notes; (4) financing and refinancing arrangements with fiber and equipment vendors in 2006 and 2007; (5) the sale of a business unit in Australia for approximately $6 million in net cash proceeds; and (6) the refinancing of the existing Canadian credit facility. As a result of these transactions, we have extended our debt maturities and have added financial flexibility, subject to the limitations noted below, to make additional investments in our higher margin growth businesses, as well as to consider potentially attractive acquisitions. Broadband, VOIP, local, wireless, data and hosting services are performing currently with an annualized revenue run-rate of over $210 million. However, we expect overall revenue to decline in 2007 as compared to 2006, particularly as a result of expected decline in our legacy voice and dial-up Internet businesses as well as our continuing to sell, prune or divest low-margin, or non-core revenue streams. Our challenge is to have contribution from these growth products eclipse the decline in our legacy businesses.

As of June 30, 2007, we had $4.8 million in future minimum purchase obligations, $33.6 million in future operating lease payments and $696.3 million of indebtedness. Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other(2)	Senior Notes	Convertible and Exchangeable Notes (3)	Step Up Subordinated Debentures	Senior Secured Notes	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2007 (as of June 30, 2007)	$5,571	$6,397	$1,854	$11,364	$4,265	$787	$7,710	$330	$7,407	$45,685
2008	9,883	12,703	3,298	22,729	5,713	1,724	15,420	1,393	10,663	83,526
2009	3,528	12,582	3,169	53,542	5,713	24,279	15,420	2,306	7,406	127,945
2010	3,057	12,460	3,169	18,800	137,878	—	15,420	732	4,676	196,192
2011	322	94,250	3,169	18,800	—	—	115,920		1,640	234,101
Thereafter	719	—	35,849	282,000	—	—	—		1,834	320,402

Total Minimum Principal & Interest Payments	23,080	138,392	50,508	407,235	153,569	26,790	169,890	4,761	33,626	1,007,851
Less: Amount Representing Interest	(2,460)	(40,642)	(14,925)	(141,422)	(19,996)	(4,309)	(61,680)		—	(285,434)

Face Value of Long-term Obligations	20,620	97,750	35,583	265,813	133,573	22,481	108,210	4,761	33,626	722,417
Less: Amount Representing Premium (Discount)	—	—	—	—	(1,233)	(2,708)	6,395	—	—	2,454
Add: Exchangeable Notes Interest Treated as Long- Term Obligations	—	—	—	—	9,857	—	—	—	—	9,857

Book Value of Long-Term Obligation	$20,620	$97,750	$35,583	$265,813	$142,197	$19,773	$114,605	$4,761	$33,626	$734,728

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 12.1%, which is the interest rate at June 30, 2007.

(2)	For preparation of this table, we have assumed the interest rate of the Financing Facility to be 9.57%, which is the interest rate at June 30, 2007.

(3)	For preparation of this table, we have shown separately the cash interest payments of PTHI’s 5% Exchangeable Senior Notes as a portion of long-term obligations (see “Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2007, 2008, 2009 and 2010 is $2.8 million, $2.8 million, $2.8 million and $1.4 million, respectively.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $0.3 million, $1.4 million, $2.3 million and $0.7 million in remaining 2007, 2008, 2009 and 2010, respectively.

The indentures governing the senior notes, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures, convertible subordinated debentures, senior secured notes and the senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by us. We were in compliance with the above covenants at June 30, 2007.

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

In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described herein under “Special Note Regarding Forward—Looking Statements,” the most efficient use of our capital and resources, including investment in our network, systems and growth products, purchasing, refinancing, exchanging, tendering for or retiring certain of our outstanding debt securities in privately negotiated transactions, open market transactions or by other direct or indirect means, issuing our common stock or purchasing our common stock in the open market to the extent permitted by existing covenants.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require new fair value measurements, and we do not expect the application of this standard to change our current practices. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We anticipate that the adoption of this standard will not have a material impact on our results of operations, financial position and cash flows.

Newly Adopted Accounting Principle

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. See Item 1., Note 8—“Income Taxes.”

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

Factors and risks that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward looking statements include those set forth in “Risk Factors” as well as, without limitation:

•	changes in business conditions causing changes in the business direction and strategy by management;

•	heightened competitive pricing and bundling pressures in the markets in which we operate;

•	accelerated decrease in minutes of use on wireline phones;

•	fluctuations in the exchange rates of currencies, particularly of the USD relative to foreign currencies of the countries where we conduct our foreign operations;

•	adverse interest rate developments affecting our variable interest rate debt;

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

Foreign currency can have a major impact on our financial results. Currently in excess of 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. During the third quarter 2007, we expect to enter into a forward currency contract required by the new Canadian credit facility. However, the exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, the USD was weaker on average as compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (16)%, (11)%, 17%

and (41)% in local currency compared to the three months ended June 30, 2006, but increased (decreased) (7)%, (9)%, 22% and (36)% in USD, respectively. Our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (15)%, (10)%, 10% and (51)% in local currency compared to the six months ended June 30, 2006, but increased (decreased) (8)%, (10)%, 15% and (47)% in USD, respectively.

Interest rates—The majority of our long-term debt obligations are at fixed interest rates at June 30, 2007. In February 2005, we obtained a $100 million senior secured loan facility, which has a variable interest rate feature. In March 2007, we entered into a senior secured credit agreement with a variable interest rate. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, senior secured notes, convertible senior notes, exchangeable senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at June 30, 2007. In the case of the convertible senior notes and convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features and excludes an unamortized debt premium (net of discount) of $2.5 million and future cash interest payments of $9.9 million from our 5% Exchangeable Senior Notes that are treated as long term obligations (see Note 4—“Long-Term Obligations”).

	Year of Maturity						Total	Fair Value
	2007	2008	2009	2010	2011	Thereafter
	(in thousands, except percentages)
Fixed Rate	$5,045	$9,062	$56,445	$136,486	$108,498	$235,745	$551,281	$456,542
Average Interest Rate	9%	9%	11%	4%	14%	8%	9%
Variable Rate	$500	$1,000	$1,000	$1,000	$94,250	$35,000	$132,750	$132,750
Average Interest Rate	12%	12%	12%	12%	12%	10%	11%

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control.

Our Principal Executive Officer and our Principal Financial Officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or is reasonably likely to affect materially, our internal control over financial reporting. Accordingly, the material weakness in internal control over financial reporting described in the preceding two paragraphs remained unchanged during the quarter ended June 30, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 26, 2007, a group of plaintiffs who allegedly held approximately $91 million principal amount of 8% Senior Notes due 2014 issued by Primus Telecommunications Holding, Inc., (“Holding”), a wholly owned subsidiary of Primus Telecommunications Group, Incorporated (“Group”), filed suit in the United States District Court for the Southern District of New York alleging, among other things, that Group and Holding were insolvent and that funds to be used to make a February 15, 2007 principal payment of $22.7 million to holders of Group’s outstanding 2000 Convertible Subordinated Debentures had been or would be impermissibly transferred from Holding or its subsidiaries to Group. The plaintiffs allege that the intercompany transfers were or would be fraudulent conveyances or illegal dividends and that the February 15, 2007 payment by Group to holders of the 2000 Convertible Subordinated Debentures also would be a fraudulent transfer. The complaint seeks declarative and injunctive relief to prevent, set aside or declare illegal or fraudulent certain transfers of funds from Holding to Group and injunctive relief to prevent certain payments or disbursements of funds by Group in respect of outstanding obligations of Group that are payable, including the $22.7 million payable by Group in respect of Group’s outstanding 2000 Convertible Subordinated Debentures due February 15, 2007. Plaintiffs were allowed expedited discovery and moved for a preliminary injunction to prevent Group from making the February 15, 2007 payment. On February 14, 2007, after a three-day trial, the plaintiffs’ request for a preliminary injunction was denied by the court. Accordingly, on February 15, 2007, Group satisfied and paid the $22.7 million in respect of the 2000 Convertible Subordinated Debentures. On July 27, 2007, the remaining plaintiffs filed with the court their Notice of Dismissal, without prejudice, of all claims asserted against Group and Holding.

We understand that, on July 16, 2007, Rates Technology, Inc. (“RTI”) filed a complaint in the United States District Court for the District of Delaware alleging that Lingo VOIP services and technology infringe United States Patent Nos. 5,425,085 and 5,519,769. RTI has not served this complaint on the Company, which we understand is styled Rates Technology, Inc. v. Primus Telecommunications, Inc. and Primus Telecommunications Group, Inc., Civil Action No. 07-441. We will vigorously defend against RTI’s allegations, and are unable to express an opinion as to the likely outcome of this matter at this time.

We are subject to claims and legal proceedings that arise in the ordinary course of our business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to us. We believe that any aggregate liability that may result from the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

A wide range of factors could materially affect our performance. In addition to factors affecting specific business operations and the financial results of those operations identified elsewhere in this report, the following factors, among others, could adversely affect our operations:

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006, which condition still existed at June 30, 2007, due to the material weaknesses that existed in our internal control over accounting for income taxes. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or newly identified material weaknesses in internal control over financial reporting.

In performing an internal control assessment at the end of 2006, our management identified a material weakness in our internal control over financial reporting, which condition still existed at June 30, 2007. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weaknesses identified by our management, see Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the period ended December 31, 2006. To address the material weakness, we performed additional analysis and other post-closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles. These additional procedures were costly, time consuming and required us to dedicate a significant amount of our resources, including the time and attention of our senior management, toward the correction of these problems. Performing these additional procedures in the future, could cause delays in the filing of our periodic and annual reports to the SEC.

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

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network (PSTN) to provide E911 service in a manner similar to traditional wireline carriers by November 2005. LINGO, a subsidiary of ours which sells VOIP services, was unable to meet this deadline for all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service, and the FCC has not yet addressed our waiver petition. As of July 19, 2007, approximately 8% of our LINGO customers were without E911 service. We also participated in a legal challenge to these rules, but the U.S. Court of Appeals for the District of Columbia Circuit denied our petition for review of the FCC’s rules on December 15, 2006.

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

We have significant international operations and, for the three months ended June 30, 2007, derived 80% of our net revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

Because a significant portion of our business is conducted outside the United States, fluctuations in foreign currency exchange rates could adversely affect our results of operations.

A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. See “Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening or weakening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions. During the third quarter 2007, we expect to enter into a forward currency contract required by the new Canadian credit facility. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulated other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

The telecommunications industry is rapidly changing, and if we are not able to adjust our strategy and resources effectively in the future to meet changing market conditions, we may not be able to compete effectively.

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VOIP, data and hosting and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as wireless, broadband, Internet and VOIP services, are a substantial competitive threat. If we do not adjust our contemplated plan of development to meet changing market conditions and if we do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services including the bundling of multiple services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

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

Our ability to compete depends, in part, on our ability to use intellectual property in the United States and internationally. We rely on a combination of trade secrets, trademarks and licenses to protect our intellectual property. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others (see Part II; Item 1—Legal Proceedings). The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently used by us or other technology that we may seek to license in the future will be available to us on commercially reasonable terms or at all. Although our existing intellectual property are on standard commercial terms made generally available by the companies providing the licenses and, individually, their costs and terms are not material to our business, the loss of, or our inability to maintain existing licenses, could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated and could cause service disruption to our customers. Such delays or reductions in the aggregate could harm our business. We also generally rely on indemnification provisions in licensing contracts to protect against claims of infringement regarding the licensed technology, which indemnification could be affected by, among other things, the financial strength of the licensor.

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

As of July 31, 2007, funds affiliated with American International Group, Incorporated (AIG Entities) beneficially owned 11% of our outstanding common stock, which was acquired through the conversion of their Series C Preferred Stock. As a result of such share ownership, these holders can exercise influence over our affairs through the provisions of a certain Governance Agreement between such holders and us, dated November 4, 2003, that provide for their right to nominate a candidate for election by our stockholders to the board of directors and nominate one non-voting board observer, in each case subject to the maintenance of certain minimum ownership levels of our common stock and the board’s right to exercise its fiduciary duties.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: August 14, 2007	By:	/s/ THOMAS R. KLOSTER

Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2007	By:	/s/ TRACY B. LAWSON

Tracy B. Lawson
Vice President—Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	First amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on From S-8, No. 333-56557.

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.3	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

31	Certifications.

32	Certification.*

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.