Form 10-Q
period 2007-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2007-11-09
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-29092

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7901 Jones Branch Drive, Suite 900, McLean, VA	22102 (Zip Code)
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

Large accelerated filer  ☐                    Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2007
Common Stock $0.01 par value	142,632,540

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET REVENUE	$225,283	$245,319	$679,660	$763,024
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	136,464	157,676	423,338	503,356
Selling, general and administrative	72,771	71,639	209,983	219,030
Depreciation and amortization	7,328	6,976	21,228	41,044
(Gain) loss on sale or disposal of assets	—	(205)	684	14,302
Asset impairment write-down	—	—	—	209,248

Total operating expenses	216,563	236,086	655,233	986,980

INCOME (LOSS) FROM OPERATIONS	8,720	9,233	24,427	(223,956)
INTEREST EXPENSE	(15,810)	(13,188)	(45,668)	(40,658)
ACCRETION ON DEBT DISCOUNT, NET	(37)	222	(411)	(1,344)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	—	—	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	364	—	(7,910)	7,409
INTEREST AND OTHER INCOME	1,141	845	3,695	3,405
FOREIGN CURRENCY TRANSACTION GAIN	12,232	3,895	30,287	8,520

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,610	1,007	4,420	(241,251)
INCOME TAX BENEFIT (EXPENSE)	(2,161)	(1,219)	3,525	(3,697)

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,449	(212)	7,945	(244,948)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	140	333	145	2,002
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	174	—	6,132	7,415

NET INCOME (LOSS)	$4,763	$121	$14,222	$(235,531)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.03	$(0.00)	$0.06	$(2.19)
Income from discontinued operations	0.00	0.00	0.00	0.01
Gain from sale of discontinued operations	0.00	—	0.05	0.07

Net income (loss)	$0.03	$0.00	$0.11	$(2.11)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.02	$(0.00)	$0.05	$(2.19)
Income from discontinued operations	0.00	0.00	0.00	0.01
Gain from sale of discontinued operations	0.00	—	0.03	0.07

Net income (loss)	$0.02	$0.00	$0.08	$(2.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	142,143	113,844	124,100	111,866
DILUTED	208,042	160,779	192,412	111,866

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,724	$64,317
Accounts receivable (net of allowance for doubtful accounts receivable of $12,473 and $17,296)	120,108	118,012
Prepaid expenses and other current assets	23,484	24,278

Total current assets	252,316	206,607
RESTRICTED CASH	9,689	8,415
PROPERTY AND EQUIPMENT—Net	137,677	111,682
GOODWILL	39,552	34,893
OTHER INTANGIBLE ASSETS—Net	1,801	2,762
OTHER ASSETS	30,496	27,891

TOTAL ASSETS	$471,531	$392,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$79,097	$70,586
Accrued interconnection costs	42,922	48,942
Deferred revenue	16,990	18,315
Accrued expenses and other current liabilities	54,678	46,984
Accrued income taxes	22,799	17,921
Accrued interest	11,583	13,627
Current portion of long-term obligations	13,637	36,997

Total current liabilities	241,706	253,372
LONG-TERM OBLIGATIONS (net of premium (discount) of $2,490 and ($5,354))	676,236	607,077
OTHER LIABILITIES	51	56

Total liabilities	917,993	860,505

COMMITMENTS AND CONTINGENCIES (See Note 5.)
STOCKHOLDERS’ DEFICIT:
Preferred stock: not designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—300,000,000 shares authorized; 142,632,540 and 113,848,540 shares issued and outstanding	1,426	1,138
Additional paid-in capital	718,634	692,941
Accumulated deficit	(1,074,622)	(1,082,853)
Accumulated other comprehensive loss	(91,900)	(79,481)

Total stockholders’ deficit	(446,462)	(468,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$471,531	$392,250

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,222	$(235,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	7,358	11,156
Stock compensation expense	184	481
Depreciation and amortization	21,288	41,746
(Gain) loss on sale or disposal of assets	(5,447)	6,911
Asset impairment write-down	—	209,248
Accretion of debt discount	411	1,344
Change in fair value of derivatives embedded within convertible debt	—	(5,373)
Deferred income taxes	(860)	—
(Gain) loss on early extinguishment or restructuring of debt	7,910	(7,409)
Other	—	(1,595)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(32,629)	(9,676)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	293	15,638
Decrease in prepaid expenses and other current assets	2,598	7,238
Decrease in other assets	1,313	91
Increase (decrease) in accounts payable	2,829	(12,536)
Decrease in accrued interconnection costs	(8,245)	(15,850)
Increase (decrease) in accrued expenses, accrued income taxes, deferred revenue, other current liabilities and other liabilities, net	(1,017)	7,335
Decrease in accrued interest	(2,043)	(4,243)

Net cash provided by operating activities	8,165	8,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29,717)	(23,926)
Cash from disposition of business, net of cash disposed	6,140	12,947
Cash used in business acquisitions, net of cash acquired	(200)	(224)
Increase (decrease) in restricted cash	(340)	1,196

Net cash used in investing activities	(24,117)	(10,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	109,275	35,291
Deferred financing costs	(6,570)	(2,850)
Principal payments on long-term obligations	(64,867)	(9,117)
Proceeds from sale of common stock, net of issuance costs	19,170	4,935

Net cash provided by financing activities	57,008	28,259

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,351	602

NET CHANGE IN CASH AND CASH EQUIVALENTS	44,407	27,829
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,317	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,724	$70,828

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$46,000	$43,197
Cash paid for taxes	$1,056	$2,946
Non-cash investing and financing activities:
Capital lease additions	$2,175	$66
Leased fiber capacity additions	$1,786	$—
Settlement of outstanding debt with issuance of common stock	$6,627	$1,351
Settlement of outstanding debt with issuance of new convertible debt	$—	$(27,417)
Issuance of new convertible debt in exchange for convertible subordinated debentures	$—	$27,481
Settlement of outstanding debt with issuance of new exchangeable debt	$—	$(54,750)
Issuance of new exchangeable debt in exchange for convertible senior debentures	$—	$47,102
Business disposition proceeds in note receivable	$845	$—

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET INCOME (LOSS)	$4,763	$121	$14,222	$(235,531)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(4,008)	(2,594)	(12,419)	(883)
Reclassification of foreign currency translation adjustment for loss from the India transaction included in net loss	—	—	—	(349)

COMPREHENSIVE INCOME (LOSS)	$755	$(2,473)	$1,803	$(236,763)

See notes to consolidated condensed financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the three or nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The results for the three months and nine months ended September 30, 2007 and September 30, 2006 reflect the activities of certain operations as discontinued operations (see Note 10—“Discontinued Operations”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Correction of error—Subsequent to the issuance of the 2006 consolidated financial statements, the Company determined that $5.1 million of foreign currency losses were improperly recorded in the 2005 consolidated statement of operations related to settlements of intercompany balances between foreign subsidiaries. Because those intercompany balances were long-term in nature, related foreign currency transaction gains and losses were previously recorded in the currency translation account, a component of accumulated other comprehensive loss, and should remain there until and unless the Company’s investment in the foreign subsidiary is sold or liquidated.

As a result, the Company has corrected the presentation of the December 31, 2006 balances within the condensed consolidated balance sheet in this Quarterly Report on Form 10-Q. It is the Company’s intention to correct its presentation for the years ended December 31, 2005 and 2006 in its 2007 Annual Report on Form 10-K.

The following is a summary of the effect of the immaterial restatement on the Company’s 2005 and 2006 consolidated financial statements (in thousands, except for per share amounts). The adjustment has no impact on total stockholders’ deficit for either year, but rather only on the components indicated below.

	For the year ended December 31,
	2006 As Reported	2006 As Restated	2005 As Reported	2005 As Restated
Foreign currency transaction gain (loss)	$—	$—	$(17,628)	$(12,485)
Net loss	$—	$—	$(154,380)	$(149,237)
Basic and diluted loss from continuing operations per common share	$—	$—	$(1.64)	$(1.58)
Basic and diluted net loss per common share	$—	$—	$(1.62)	$(1.56)

	December 31,
	2006 As Reported	2006 As Restated	2005 As Reported	2005 As Restated
Accumulated deficit	$(1,087,996)	$(1,082,853)	$(850,038)	$(844,895)
Accumulated other comprehensive loss	$(74,338)	$(79,481)	$(73,545)	$(78,688)

Additionally, in its previous disclosures of consolidating financial information (see Note 12) the Company presented its entire consolidated currency translation account, which is a component of accumulated other comprehensive loss, as relating solely to non-guarantor, other subsidiaries. Subsequent to the issuance of the 2006 consolidated financial statements and considering the correction of error detailed above, the Company determined that it is more appropriate to allocate this amount between its guarantor and non-guarantor subsidiaries and to also reflect the related balances in each of the PTGI, PTHI and Guarantor Subsidiaries columns of the consolidating condensed balance sheets. Accordingly, the previous presentation of consolidating balance sheets at December 31, 2006 as contained in Note 12 have been corrected to reflect the amounts presented below: In each consolidating presentation, the above described changes are completely offset by corresponding increases in the elimination entries. Accordingly, these changes have no effect on the Company’s consolidated financial statements.

	December 31, 2006
	PTGI	PTHI	Other	Guarantor Subsidiaries	Non Guarantor Subsidiaries
Investment in subsidiaries	$(4,854)	$(707,997)	$—	$(129,392)	$—
Accumulated deficit	$(1,082,853)	$(1,088,104)	$(943,866)	$(1,088,104)	$(417,070)
Accumulated other comprehensive loss	$(79,481)	$(78,680)	$(69,975)	$(78,680)	$(74,720)

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company owns 90% of the common stock of Matrix Internet, S.A. (“Matrix”), of which 39% of the common stock of Matrix was purchased for cash in September 2007. In August 2007, the Company sold its full 51% interest of the shares of CS Communications Systems GmbH and CS Network GmbH (“Citrus”). The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc. (“Bekko”). The Company entered into a share purchase agreement in the second quarter 2007 to sell its minority equity interest in Bekko. The sale is expected to be completed by the end of 2007.

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

The Company recorded an incremental $59 thousand and $184 thousand stock-based compensation expense during the three months and nine months ended September 30, 2007 and an incremental $246 thousand and $481 thousand during the three months and nine months ended September 30, 2006, as a result of the adoption of SFAS No. 123(R).

6.1

The Company granted 15,000 options during the three months ended September 30, 2007. The weighted average fair value at date of grant for options granted during the three months ended September 30, 2007 was $0.26 per option. The Company granted 20,000 options during the three months ended September 30, 2006. The weighted average fair value at date of grant for options granted during the three months ended September 30, 2006 was $0.29 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended September 30,
	2007	2006

Expected dividend yield	0%	0%
Expected stock price volatility	94.9%	94.9%
Risk-free interest rate	4.5%	5.1%
Expected option term	4 years	4 years

As of September 30, 2007, the Company had 0.9 million unvested awards outstanding of which $0.3 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.23 years.

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

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of September 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$4,021	$(2,341)	$1,680	$3,537	$(933)	$2,604
Other	1,273	(1,152)	121	252	(94)	158

Total	$5,294	$(3,493)	$1,801	$3,789	$(1,027)	$2,762

Amortization expense for customer lists and other intangible assets for the three months ended September 30, 2007 and 2006 was $0.6 million and $0.7 million, respectively. Amortization expense for customer lists and other intangible assets for the nine months ended September 30, 2007 and 2006 was $2.1 million and $4.3 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the remainder of 2007 and the years ended December 31, 2008 and 2009 to be approximately $0.4 million, $1.2 million and $0.2 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of September 30, 2007	As of December 31, 2006
Goodwill	$39,552	$34,893

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows (in thousands):

	United States And Other	Canada	Asia-Pacific	Total
Balance as of January 1, 2007	$—	$23,082	$11,811	$34,893
Goodwill acquired during period	188	—	—	188
Effect of change in foreign currency exchange rates	12	3,636	823	4,471

Balance as of September 30, 2007	$200	$26,718	$12,634	$39,552

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Obligations under capital leases	$7,438	$6,451
Leased fiber capacity	11,613	13,543
Senior secured term loan facility	97,500	98,250
Financing facility	35,000	30,149
Senior notes	262,573	306,560
Senior secured notes	114,281	—
Exchangeable senior notes	64,771	66,180
Convertible senior notes	76,106	75,842
Step up convertible subordinated debentures	20,044	23,534
Convertible subordinated debentures	—	22,702
Other	547	863

Subtotal	689,873	644,074
Less: Current portion of long-term obligations	(13,637)	(36,997)

Total long-term obligations	$676,236	$607,077

Payments of principal and interest of the September 30, 2007 long-term obligations are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other (2)	Senior Notes	Convertible and Exchangeable Senior Notes (3)	Step Up Convertible Subordinated Debentures	Senior Secured Notes	Total
2007 (as of September 30, 2007)	$2,585	$3,151	$1,086	$1,515	$1,407	$—	$7,710	$17,454
2008	10,293	12,528	3,498	21,831	5,713	1,724	15,420	71,007
2009	4,128	12,409	3,347	49,404	5,713	24,280	15,420	114,701
2010	3,237	12,290	3,347	18,800	137,878	—	15,420	190,972
2011	338	94,250	3,347	18,800	—	—	115,920	232,655
Thereafter	719	—	35,881	282,000	—	—	—	318,600

Total Minimum Principal & Interest Payments	21,300	134,628	50,506	392,350	150,711	26,004	169,890	945,389
Less: Amount Representing Interest	(2,249)	(37,128)	(14,959)	(129,777)	(17,139)	(3,522)	(61,680)	(266,454)

Face Value of Long-Term Obligations	19,051	97,500	35,547	262,573	133,572	22,482	108,210	678,935
Amount Representing Premium (Discount)	—	—	—	—	(1,143)	(2,438)	6,071	2,490
Add: Exchangeable Senior Notes Interest Treated as Long-Term Obligations	—	—	—	—	8,448	—	—	8,448

Book Value of Long Term Obligations	$19,051	$97,500	$35,547	$262,573	$140,877	$20,044	$114,281	$689,873

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 11.9%, which is the interest rate at September 30, 2007.

(2)	For preparation of this table, we have assumed the interest rate of the Financing Facility to be 9.38%, which is the interest rate at September 30, 2007.

(3)	For preparation of this table, we have shown separately the cash interest payments of PTHI’s (as defined below) 5% Exchangeable Senior Notes as a portion of long-term obligations (see “Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2007, 2008, 2009 and 2010 is $1.4 million, $2.8 million, $2.8 million and $1.4 million, respectively.

The indentures governing the senior notes, senior secured notes, senior secured term loan facility, convertible senior notes, step up convertible subordinated debentures and convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company. The Company was in compliance with the above covenants at September 30, 2007.

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

In February 2007, the Company received unanimous consent to an amendment of its existing $100 million Facility. This amendment enables Primus Telecommunications IHC, Inc. (IHC), a wholly-owned subsidiary of the Company, to issue and have outstanding up to $200 million of existing authorized indebtedness in the form of newly authorized secured notes with a second lien security position (“14  1/4% Senior Secured Notes”). The amendment allowed for an increase of  1/4% to the interest rate of the Facility and adjusted the early call features. The effective interest rate for the Facility at September 30, 2007 was 11.9%.

Financing Facility

In March 2007, the Company entered into a Senior Secured Credit Agreement (“Credit Agreement”) with a financial institution, to refinance an existing Canadian credit facility. The Credit Agreement provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matures in 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Credit Agreement is secured by the assets of the Company’s Canadian operations and certain guarantees. At September 30, 2007, the Company had an outstanding liability of $35.0 million. The interest rate for the new Credit Agreement at September 30, 2007 was 9.38%. In October 2007, the Company completed a forward currency contract, required by the Credit Agreement, which also fixed the interest rate at 9.21% starting from October 31, 2007.

In April 2004, Primus Canada entered into a loan agreement with a Canadian financial institution. The agreement provided for a $41.9 million (42.0 million Canadian Dollar (CAD)) two-year secured non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allowed the proceeds to be used for general corporate purposes of the Company and was secured by the assets of Primus Canada’s operations. In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement that extended the maturity date by one year to April 2007. In January 2006, Primus Canada entered into a second Amended and Restated Loan Agreement (“Second Amended Agreement”) that extended the maturity date by a further one year to April 2008. The Second Amended Agreement was a four-year non-revolving term loan credit facility bearing an interest rate of 7.75%. The new agreement reduced the maximum loan balance from $41.9 million (42.0 million CAD) to $31.9 million (32.0 million CAD) and established quarterly principal payments of $1.0 million (1.0 million CAD) commencing in April 2007. In February 2006, the Company drew the remaining $17.0 million (17.0 million CAD) available under the amended loan facility. At December 31, 2006, the Company had an outstanding liability of $31.9 million (32.0 million CAD). An affiliate of Primus Canada had an additional loan facility agreement with the Canadian financial institution, which was guaranteed by Primus Canada, and had a liability under this facility of $3.0 million (3.0 million CAD) at December 31, 2006. In March 2007, these facilities were paid in full.

Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures

In February 2007, subsequent to the effectiveness of the amendment of the Facility, IHC issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes, in exchange for $40.7 million principal amount of the Company’s outstanding October 1999 Senior Notes and $23.6 million in cash. This exchange has been accounted for as a modification of debt with a portion deemed to be a troubled debt restructuring. In March 2007, IHC also issued for cash in private transactions an additional $51.0 million principal amount of 14 1/4% Senior Secured Notes with a $0.3 million discount. Net cash proceeds from the 14 1/4% Senior Secured Notes issuance, after giving effect to expenses, discounts and fees related to all of the foregoing transactions (including the amendment of the Facility) is $69.2 million. The Company recorded $5.1 million in costs associated with the issuance of the 14 1/4% Senior Secured Notes, which have been recorded as loss on restructuring of debt. The 14 1/4 % Senior Secured Notes will mature on May 20, 2011 with early redemption at a premium to par at IHC’s option at any time after February 2008. During specified periods, IHC may redeem at par up to 35% of the aggregate principal amount of the 14 1/4 % Senior Secured Notes with the net cash proceeds of certain equity offerings of the Company. Accrued interest will be paid each May 31st and November 30th, beginning May 31st, 2007. The effective interest rate for the 14 1/4% Senior Secured Notes at September 30, 2007 was 12.4% (see Note 12—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information.”)

In the second quarter 2006, the Company completed the exchange of $54.8 million principal amount of the Company’s 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) and $20.5 million in cash for $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes. This exchange has been deemed a troubled debt restructuring, and accordingly, has been accounted for as a modification of debt, with total future cash payments of $67.6 million being recorded in long-term obligations. The Company recognized a gain on restructuring of debt of $4.8 million in connection with this exchange, including the expensing of $2.9 million of financing costs. The 5% Exchangeable Senior Notes mature on June 30, 2010, as a result of the Company increasing its equity (through designated transactions) in the aggregate of $25 million during June and July 2007. Interest on the 5% Exchangeable Senior Notes will be paid at the rate of 5% per annum on each June 30 and December 30, beginning on December 30, 2006. Under certain circumstances, the Company may elect to make interest payments in shares of common stock, although the holders of the 5% Exchangeable Senior Notes are entitled to receive the first two semi-annual interest payments wholly in cash. The 5% Exchangeable Senior Notes are exchangeable, in the aggregate, into 46,935,833 shares of the Company’s common stock at a conversion price of $1.20 per share of common stock, subject to adjustment. If the closing bid price of the Company’s common stock, for at least 20 trading days in any consecutive 30 trading-day period, exceeds 150% of the conversion price then in effect, the Company may elect to exchange the senior notes for shares of the Company’s common stock at the conversion price, subject to certain conditions, including that no more than 50%

of the 5% Exchangeable Senior Notes may be exchanged by the Company within any 30-day period. As of September 30, 2007, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may require the Company to repurchase the 5% Exchangeable Senior Notes at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The 5% Exchangeable Senior Notes are guaranteed by Primus Telecommunications Group, Incorporated (PTGI) (see Note 12—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

In the first quarter 2006, the Company completed the exchange of $27.4 million principal amount of the Company’s 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) for $27.5 million principal amount of the Company’s step up convertible subordinated debentures due August 2009 (“Step Up Convertible Subordinated Debentures”) through two transactions. The Company recognized a gain on early extinguishment of debt of $1.5 million in connection with this exchange. The Step Up Convertible Subordinated Debentures will mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The Step Up Convertible Subordinated Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009. The outstanding Step Up Convertible Subordinated Debentures are convertible in the aggregate into 18,939,343 shares of the Company’s common stock. The Indenture permits the Company, at its sole option, to require conversion if the Company’s stock trades at 150% of the conversion price for at least 20 days within a 30 day period, subject to certain conditions, including that no more than 25% of the notes may be exchanged within any 30 day trading period. As of September 30, 2007, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. During the quarter ended June 30, 2007, the Company exchanged 6,000,000 shares of the Company’s common stock for the extinguishment of $5.0 million in principal amount of these convertible subordinated debentures. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt,” the Company recognized an induced conversion expense of $1.6 million and $0.7 million write-off of debt discount and deferred financing costs in connection with this conversion.

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

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 2003 Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company is accreting the difference between the face values of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes. At September 30, 2007, the carrying value of the Step Up Convertible Subordinated Debentures (face value of $22.5 million) was $20.0 million, and the carrying value of the 2003 Convertible Senior Notes (face value of $77.3 million) was $76.1 million. The effective interest rate of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes at September 30, 2007 was 14.6% and 5.4%, respectively.

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at September 30, 2007 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. The 2004 Senior Notes are guaranteed by PTGI (see Note 12—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”). During the year ended December 31, 2004, the Company reduced $5.0 million principal balance of the 2004 Senior Notes through open market purchases.

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

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12.75% senior notes due 2009 (the “October 1999 Senior Notes”). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004 and with an early redemption at par at the Company’s option at any time after October 15, 2007. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the October 1999 Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million principal amount of these senior notes. During the quarter ended March 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million principal amount of these senior notes. During the first quarter 2007, the Company restructured with respect to the October 1999 Senior Notes $40.7 million principal amount of the October 1999 Senior Notes; the Company entered into a supplemental indenture, amending the terms to eliminate certain covenants. See prior disclosure regarding the 14  1/4% Senior Secured Notes within this footnote. During the quarter ended September 30, 2007, the Company retired $3.2 million principal amount of the October 1999 Senior Notes through open market purchases. See Note 13—Subsequent Events.

Leased Fiber Capacity

Beginning September 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. The Company agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. During the fourth quarter 2006, the Company signed a new agreement with SCCL which requires the Company to purchase an additional $1.7 million of capacity in 2007 and extends and straight-lines the payment schedule to March 2014. The additional capacity was purchased in April 2007. The effective interest rate on current borrowings is 7.75%. At September 30, 2007 and December 31, 2006, the Company had a liability recorded under this agreement in the amount of $5.5 million and $5.6 million, respectively.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance in three equal monthly principal payments in the first quarter 2007. In February 2007, the Company again renegotiated the payment terms of its $8.9 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. The interest rate remains 10.2%, and the interest payments continue monthly. At September 30, 2007 and December 31, 2006, the Company had a liability recorded in the amount of $6.1 million (6.9 million AUD) and $8.9 million (10.1 million AUD), respectively.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement for network equipment. Payments are made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.3%. At September 30, 2007 and December 31, 2006, the Company had a liability recorded under this agreement in the amount $5.0 million (5.7 million AUD) and $5.8 million (6.6 million AUD), respectively.

5. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of September 30, 2007 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2007 (as of September 30, 2007)	$2,585	$7,528	$3,704
2008	10,293	19,567	10,663
2009	4,128	6,511	7,406
2010	3,237	2,300	4,676
2011	338	1,568	1,640
Thereafter	719	784	1,834

Total minimum lease payments	21,300	38,258	29,923
Less: Amount representing interest	(2,249)	—	—

	$19,051	$38,258	$29,923

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $7.1 million and $2.6 million for the three months ended September 30, 2007 and September 30, 2006, respectively. The Company made purchases under purchase commitments of $7.2 million and $8.7 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Rent expense under operating leases was $4.5 million and $4.1 million for the three months ended September 30, 2007 and 2006, respectively. Rent expense under operating leases was $12.6 million and $12.4 million for the nine months ended September 30, 2007 and 2006, respectively.

Litigation

On January 26, 2007, a group of plaintiffs who allegedly held approximately $91 million principal amount of 8% Senior Notes due 2014 issued by Primus Telecommunications Holding, Inc., (“Holding”), a wholly owned subsidiary of Primus Telecommunications Group, Incorporated (“Group”), filed suit in the United States District Court for the Southern District of New York alleging, among other things, that Group and Holding were insolvent and that funds to be used to make a February 15, 2007 principal payment of $22.7 million to holders of Group’s outstanding 2000 Convertible Subordinated Debentures had been or would be impermissibly transferred from Holding or its subsidiaries to Group. The plaintiffs allege that the intercompany transfers were or would be fraudulent conveyances or illegal dividends and that the February 15, 2007 payment by Group to holders of the 2000 Convertible Subordinated Debentures also would be a fraudulent transfer. The complaint sought declarative and injunctive relief to prevent, set aside or declare illegal or fraudulent certain transfers of funds from Holding to Group and injunctive relief to prevent certain payments or disbursements of funds by Group in respect of outstanding obligations of Group that were payable, including the $22.7 million payable by Group in respect of Group’s outstanding 2000 Convertible Subordinated Debentures due February 15, 2007. Plaintiffs were allowed expedited discovery and moved for a preliminary injunction to prevent Group from making the February 15, 2007 payment. On February 14, 2007, after a three-day trial, the plaintiffs’ request for a preliminary injunction was denied by the court. Accordingly, on February 15, 2007, Group satisfied and paid the $22.7 million in respect of the 2000 Convertible Subordinated Debentures. On July 27, 2007, the remaining plaintiffs filed with the court their Notice of Dismissal, without prejudice, of all claims asserted against Group and Holding.

On July 16, 2007, Rates Technology, Inc. (“RTI”) filed a complaint in the United States District Court for the District of Delaware alleging that Lingo VoIP services and technology infringe United States Patent Nos. 5,425,085 and 5,519,769. On September 27, 2007, the Company and RTI executed a Covenant Not to Sue in which Primus, among other things, denied infringement. The amount of the settlement is not material.

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

A summary of stock option activity during the nine months ended September 30 is as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—January 1	7,919,267	$2.15	9,312,945	$2.36
Granted	105,000	$0.96	797,500	$0.76
Exercised	—	$—	—	$—
Forfeitures	(613,522)	$2.61	(1,804,638)	$2.44

Outstanding—end of quarter	7,410,745	$2.10	8,305,807	$2.18

Eligible for exercise—end of quarter	6,548,726	$2.26	6,725,234	$2.49

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$ 0.53 to $ 0.64	179,834	5.52	$0.62	$12,588	149,167	5.88	$0.61	$11,933
$ 0.73 to $ 0.88	732,333	7.91	$0.79	$—	412,331	7.53	$0.78	$—
$ 0.90	770,512	3.77	$0.90	$—	770,512	3.77	$0.90	$—
$ 0.92	922,238	8.10	$0.92	$—	470,888	8.10	$0.92	$—
$ 0.93 to $ 0.99	110,000	5.39	$0.98	$—	50,000	6.18	$0.97	$—
$ 1.33 to $ 1.61	19,500	6.05	$1.47	$—	19,500	6.05	$1.47	$—
$ 1.65	1,544,698	5.22	$1.65	$—	1,544,698	5.22	$1.65	$—
$ 1.80 to $ 2.38	1,789,030	5.11	$1.98	$—	1,789,030	5.11	$1.98	$—
$ 3.03 to $ 6.30	1,316,500	6.64	$5.00	$—	1,316,500	6.64	$5.00	$—
$ 12.31 to $ 17.44	17,300	1.80	$15.00	$—	17,300	1.80	$15.00	$—
$ 31.94 to $ 33.38	8,800	2.34	$31.94	$—	8,800	2.34	$31.94	$—

	7,410,745	5.92	$2.10	$12,588	6,548,726	5.67	$2.26	$11,933

The number of unvested options expected to vest is 0.4 million shares, with a weighted average remaining life of 7.8 years, a weighted average exercise price of $0.81, and with an intrinsic value of $2 thousand.

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for the three months and nine months ended September 30, 2007 and 2006. As of September 30, 2007, 54,000 shares have been issued, and none are considered restricted.

7. GAIN OR LOSS ON EARLY EXTINGUISHMENT OF DEBT

During the third quarter 2007, the Company made open market purchases of $3.2 million principal amount of its October 1999 Senior Notes resulting in a $43 thousand gain on early extinguishment of debt including the write-off of related deferred financing costs. The Company also recognized $0.5 million gain on forgiveness of equipment financing.

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

The Company is currently undergoing examination in Canada for the year 2000, 2001 and 2002 with expected completion during the fourth quarter 2007. The Company was notified and commenced an examination for tax years 2002, 2003, 2004 and 2005 in the Netherlands during the third quarter of 2007. Based on the ongoing examinations, the Company has remeasured its liability in the third quarter and recorded additional interest and penalties of $1.3 million. The Company is also currently under examination in other foreign tax jurisdictions, none of which are individually material.

During 2007, the Company reorganized certain foreign legal entities for business and operational efficiency reasons. In connection with this reorganization, the Company will seek a ruling from the Internal Revenue Service that would affect the Company’s United States federal income tax consequences of the reorganization. In the event the Company does not receive a favorable ruling from the Internal Revenue Service, the reorganization may result in significant taxable gain for United States federal income tax purposes. Such gain would reduce the Company’s net operating losses (NOLs) and thereby reduce the Company’s corresponding gross deferred tax asset and gross valuation allowance. A gain in excess of NOLs, if any, would result in a current United States tax liability.

During 2007 and testing periods under Internal Revenue Code Section 382 (“382”), the Company had substantial changes to its 5% shareholder base as reported in SEC 13G filings. Additionally, the Company has issued new equity during the testing period including a secondary offering during the third quarter of this year. Based on the shifts in 5% shareholders and the equity offerings, the Company believes that a 382 ownership shift occurred during the current year. The resulting 382 limitation would place severe limits on the Company’s ability to utilize the United States net operating losses.

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

Summary information with respect to the Company’s segments is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Revenue by Geographic Region
United States
United States	$39,399	$48,572	$128,155	$142,552
Other	2,328	1,034	4,994	3,009

Total United States	41,727	49,606	133,149	145,561

Canada
Canada	66,730	68,251	193,101	208,935

Total Canada	66,730	68,251	193,101	208,935

Europe
United Kingdom	22,665	19,876	72,638	63,203
Germany	6,688	11,077	18,748	31,926
Other	15,872	19,821	46,137	78,848

Total Europe	45,225	50,774	137,523	173,977

Asia-Pacific
Australia	70,744	75,175	212,895	229,340
Other	857	1,513	2,992	5,211

Total Asia-Pacific	71,601	76,688	215,887	234,551

Total net revenue	$225,283	$245,319	$679,660	$763,024

Net Revenue by Segment
United States	$27,053	$29,302	$82,797	$87,504
Canada	66,728	68,235	192,890	207,826
Europe	17,397	19,880	57,813	78,703
Asia-Pacific	71,400	76,056	214,951	232,110
Wholesale	42,705	51,846	131,209	156,881

Total	$225,283	$245,319	$679,660	$763,024

Provision for Doubtful Accounts Receivable
United States	$613	$80	$1,347	$2,105
Canada	775	611	2,056	2,750
Europe	410	1,228	553	2,872
Asia-Pacific	461	707	2,811	2,559
Wholesale	214	341	594	850

Total	$2,473	$2,967	$7,361	$11,136

Income (Loss) from Operations
United States	$(1,681)	$(863)	$(5,623)	$(79,507)
Canada	8,841	11,656	27,523	(27,927)
Europe	(3,188)	(4,208)	(7,538)	(38,426)
Asia-Pacific	4,868	2,421	11,854	(77,941)
Wholesale	(120)	227	(1,789)	(155)

Total	$8,720	$9,233	$24,427	$(223,956)

Capital Expenditures
United States	$737	$575	$1,566	$2,011
Canada	6,636	4,158	15,973	12,261
Europe	856	473	3,385	1,090
Asia-Pacific	4,447	2,600	8,793	8,564

Total	$12,676	$7,806	$29,717	$23,926

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	September 30,	December 31,
	2007	2006
Assets
United States
United States	$108,404	$63,601
Other	5,200	3,410

Total United States	113,604	67,011

Canada
Canada	143,777	111,838

Total Canada	143,777	111,838

Europe
United Kingdom	25,423	19,875
Germany	9,181	10,416
Other	53,527	51,661

Total Europe	88,131	81,952

Asia-Pacific
Australia	122,151	124,451
Other	3,868	6,998

Total Asia-Pacific	126,019	131,449

Total	$471,531	$392,250

The Company offers three main products—voice, data/Internet and VOIP in all of our segments. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Voice	$150,201	$172,936	$456,354	$549,020
Data/Internet	45,107	41,152	133,260	123,919
VOIP	29,975	31,231	90,046	90,085

Total	$225,283	$245,319	$679,660	$763,024

10. DISCONTINUED OPERATIONS

In August 2007, the Company sold its 51% interest in its German telephone installation system subsidiaries. The sale price was $0.8 million (0.6 million Euros), which included $0.5 million (0.4 million Euros) in cash and $0.3 million (0.2 million Euros) for payment of outstanding intercompany debt. For the intercompany debt payment, the Company received $0.1 million (0.1 million Euros) in cash at closing. The balance owing is represented by a note receivable and will be paid in fifteen equal installment payments. As a result, the Company recorded a $0.2 million gain from sale of assets as of September 30, 2007. Net assets held for sale were $0.6 million at the closing date.

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

As a result of these events, the Company’s consolidated financial statements reflect Citrus, Planet Domain and the India operations as discontinued operations for the three months and nine months ended September 30, 2007 and September 30, 2006. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of the discontinued operations for the three months and nine months ended September 30, 2007 and September 30, 2006 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$1,025	$2,384	$3,806	$12,186
Operating expenses	874	2,040	3,639	10,127

Income from operations	151	344	167	2,059
Interest expense	(11)	(11)	(25)	(28)
Interest income and other income (expense)	—	—	3	49

Income (loss) before income tax	140	333	145	2,080
Income tax expenses	—	—	—	(78)

Income (loss) from discontinued operations	$140	$333	$145	$2,002

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

For the three months ended September 30, 2007, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	6.6 million shares issuable upon exercise of stock options, and

•	8.3 million shares issuable upon conversion of the 2003 Convertible Senior Notes.

For the nine months ended September 30, 2007, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	7.2 million shares issuable upon exercise of stock options,

•	8.3 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	0.1 million shares issuable upon conversion of the 2000 Convertible Subordinated Debentures.

For the three and nine months ended September 30, 2006, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income (loss) per common share due to their antidilutive effects:

•	8.3 million shares issuable under the Company’s stock option compensation plans,

•	-0- and 46.9 million shares, respectively, issuable upon the conversion of the 5% Exchangeable Senior Notes,

•	23.2 million shares issuable upon the conversion of the Step Up Convertible Subordinated Debentures,

•	8.3 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	0.5 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$4,449	$(212)	$7,945	$(244,948)
Income from discontinued operations, net of tax	140	333	145	2,002
Gain from sale of discontinued operations, net of tax	174	—	6,132	7,415

Income (loss) attributable to common stockholders—basic and diluted	4,763	121	14,222	(235,531)
Adjustment for interest expense on Step Up
Convertible Subordinated Debentures	435	—	1,411	—

Income (loss) attributable to common stockholders—diluted	$5,198	$121	$15,633	$(235,531)

Weighted average common shares outstanding—basic	142,143	113,843	124,100	111,866
In-the-money options exercisable under stock option compensation plans	24	—	14	—
5% Exchangeable Senior Notes	46,936	46,936	46,936	—
Step Up Convertible Subordinate Debentures	18,939	—	21,362	—

Weighted average common shares outstanding—diluted	208,042	160,779	192,412	111,866

Basic income (loss) per common share:
Income from continuing operations	$0.03	$(0.00)	$0.06	$(2.19)
Income from discontinued operations	0.00	0.00	0.00	0.01
Gain from sale of discontinued operations	0.00	—	0.05	0.07

Net income (loss)	$0.03	$0.00	$0.11	$(2.11)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.00)	$0.05	$(2.19)
Income from discontinued operations	0.00	0.00	0.00	0.01
Gain from sale of discontinued operations	0.00	—	0.03	0.07

Net income (loss)	$0.02	$0.00	$0.08	$(2.11)

12. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Consolidating Financial Statements for PTHI Debt Issuances

PTHI’s 2004 Senior Notes and 5% Exchangeable Senior Notes are fully and unconditionally guaranteed by PTGI on a senior basis as of September 30, 2007. PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of September 30, 2007 and December 31, 2006 and for three months and nine months ended September 30, 2007 and September 30, 2006 are included for (a) PTGI on a stand-alone basis; (b) PTHI on a stand-alone basis; (c) PTGI’s indirect non-guarantor subsidiaries on a combined basis; and (d) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$225,283	$—	$225,283
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	136,464	—	136,464
Selling, general and administrative	1,326	1,747	69,698	—	72,771
Depreciation and amortization	—	—	7,328	—	7,328

Total operating expenses	1,326	1,747	213,490	—	216,563

INCOME (LOSS) FROM OPERATIONS	(1,326)	(1,747)	11,793	—	8,720
INTEREST EXPENSE	(2,304)	(8,026)	(5,480)	—	(15,810)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(360)	—	323	—	(37)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	42	(104)	426	—	364

INTEREST AND OTHER INCOME	26	—	1,115	—	1,141
FOREIGN CURRENCY TRANSACTION GAIN	965	278	10,989	—	12,232
INTERCOMPANY INTEREST	507	(668)	161	—	—
MANAGEMENT FEE	—	1,400	(1,400)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(2,450)	(8,867)	17,927	—	6,610
INCOME TAX BENEFIT (EXPENSE)	(2,763)	(226)	828	—	(2,161)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(5,213)	(9,093)	18,755	—	4,449
EQUITY IN NET INCOME OF SUBSIDIARIES	9,976	19,069	—	(29,045)	—

INCOME FROM CONTINUING OPERATIONS	4,763	9,976	18,755	(29,045)	4,449
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	140	—	140
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	174	—	174

NET INCOME	$4,763	$9,976	$19,069	$(29,045)	$4,763

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$679,660	$—	$679,660
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	423,338	—	423,338
Selling, general and administrative	3,824	8,403	197,756	—	209,983
Depreciation and amortization	—	—	21,228	—	21,228
Loss on sale or disposal of assets	—	—	684	—	684

Total operating expenses	3,824	8,403	643,006	—	655,233

INCOME (LOSS) FROM OPERATIONS	(3,824)	(8,403)	36,654	—	24,427
INTEREST EXPENSE	(8,107)	(23,825)	(13,736)	—	(45,668)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(1,151)	—	740	—	(411)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,269)	(108)	(5,533)	—	(7,910)
INTEREST AND OTHER INCOME	360	—	3,335	—	3,695
FOREIGN CURRENCY TRANSACTION GAIN	4,813	733	24,741	—	30,287
INTERCOMPANY INTEREST	1,467	(3,070)	1,603	—	—
MANAGEMENT FEE	—	4,657	(4,657)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(8,711)	(30,016)	43,147	—	4,420
INCOME TAX BENEFIT (EXPENSE)	(291)	(447)	4,263	—	3,525

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(9,002)	(30,463)	47,410	—	7,945
EQUITY IN NET INCOME OF SUBSIDIARIES	23,224	53,687	—	(76,911)	—

INCOME FROM CONTINUING OPERATIONS	14,222	23,224	47,410	(76,911)	7,945
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	145	—	145
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	6,132	—	6,132

NET INCOME	$14,222	$23,224	$53,687	$(76,911)	$14,222

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$245,319	$—	$245,319
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	157,676	—	157,676
Selling, general and administrative	1,833	1,509	68,297	—	71,639
Depreciation and amortization	—	—	6,976	—	6,976
Loss on sale or disposal of assets	—	—	(205)	—	(205)

Total operating expenses	1,833	1,509	232,744	—	236,086

INCOME (LOSS) FROM OPERATIONS	(1,833)	(1,509)	12,575	—	9,233
INTEREST EXPENSE	(4,065)	(7,847)	(1,276)	—	(13,188)
ACCRETION ON DEBT DISCOUNT	222	—	—	—	222
INTEREST AND OTHER INCOME	40	—	805	—	845
FOREIGN CURRENCY TRANSACTION GAIN	1,605	1,932	358	—	3,895
INTERCOMPANY INTEREST	—	324	(324)	—	—
MANAGEMENT FEE	—	1,652	(1,652)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(4,031)	(5,448)	10,486	—	1,007
INCOME TAX EXPENSE	(101)	—	(1,118)	—	(1,219)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(4,132)	(5,448)	9,368	—	(212)
EQUITY IN NET INCOME OF SUBSIDIARIES	4,253	9,701	—	(13,954)	—

INCOME FROM CONTINUING OPERATIONS	121	4,253	9,368	(13,954)	(212)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	333	—	333

NET INCOME	$121	$4,253	$9,701	$(13,954)	$121

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$763,024	$—	$763,024
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	503,356	—	503,356
Selling, general and administrative	5,260	4,501	209,269	—	219,030
Depreciation and amortization	—	—	41,044	—	41,044
Gain on sale or disposal of assets	—	—	14,302	—	14,302
Asset impairment write-down	—	—	209,248	—	209,248

Total operating expenses	5,260	4,501	977,219	—	986,980

LOSS FROM OPERATIONS	(5,260)	(4,501)	(214,195)	—	(223,956)
INTEREST EXPENSE	(13,205)	(23,218)	(4,235)	—	(40,658)
ACCRETION ON DEBT DISCOUNT	(1,344)	—	—	—	(1,344)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	5,373	—	—	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	10,374	(2,850)	(115)	—	7,409
INTEREST AND OTHER INCOME	104	—	3,301	—	3,405
FOREIGN CURRENCY TRANSACTION GAIN	4,128	2,101	2,291	—	8,520
INTERCOMPANY INTEREST	—	972	(972)	—	—
MANAGEMENT FEE	—	5,116	(5,116)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	170	(22,380)	(219,041)	—	(241,251)
INCOME TAX EXPENSE	(309)	(93)	(3,295)	—	(3,697)

LOSS BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	(139)	(22,473)	(222,336)	—	(244,948)
EQUITY IN NET LOSS OF SUBSIDIARIES	(235,392)	(212,919)	—	448,311	—

LOSS FROM CONTINUING OPERATIONS	(235,531)	(235,392)	(222,336)	448,311	(244,948)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	2,002	—	2,002
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	7,415	—	7,415

NET LOSS	$(235,531)	$(235,392)	$(212,919)	$448,311	$(235,531)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	September 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,110	$(11)	$106,625	$—	$108,724
Accounts receivable	—	—	120,108	—	120,108
Prepaid expenses and other current assets	665	—	22,819	—	23,484

Total current assets	2,775	(11)	249,552	—	252,316
INTERCOMPANY RECEIVABLES	—	1,070,195	—	(1,070,195)	—
INVESTMENTS IN SUBSIDIARIES	(40)	(672,720)	—	672,760	—
RESTRICTED CASH	—	—	9,689	—	9,689
PROPERTY AND EQUIPMENT—Net	—	—	137,677	—	137,677
GOODWILL	—	—	39,552	—	39,552
OTHER INTANGIBLE ASSETS—Net	—	—	1,801	—	1,801
OTHER ASSETS	2,651	7,807	20,038	—	30,496

TOTAL ASSETS	$5,386	$405,271	$458,309	$(397,435)	$471,531

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,427	$613	77,057	$—	$79,097
Accrued interconnection costs	—		42,922	—	42,922
Deferred revenue	—	—	16,990	—	16,990
Accrued expenses and other current liabilities	1,340	1,374	51,964	—	54,678
Accrued income taxes	242	2,020	20,537	—	22,799
Accrued interest	2,304	4,033	5,246	—	11,583
Current portion of long-term obligations	—	3,816	9,821	—	13,637

Total current liabilities	5,313	11,856	224,537	—	241,706
INTERCOMPANY PAYABLES	322,812	—	747,383	(1,070,195)	—
LONG-TERM OBLIGATIONS (net of premium of $2,490)	123,723	393,455	159,058	—	676,236
OTHER LIABILITIES	—	—	51	—	51

Total liabilities	451,848	405,311	1,131,029	(1,070,195)	917,993

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,426	—	—	—	1,426
Additional paid-in capital	718,634	1,161,930	305,844	(1,467,774)	718,634
Accumulated deficit	(1,074,622)	(1,070,871)	(896,170)	1,967,041	(1,074,622)
Accumulated other comprehensive loss	(91,900)	(91,099)	(82,394)	173,493	(91,900)

Total stockholders’ equity (deficit)	(446,462)	(40)	(672,720)	672,760	(446,462)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,386	$405,271	$458,309	$(397,435)	$471,531

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,764	$(28)	$60,581	$—	$64,317
Accounts receivable	—		118,012	—	118,012
Prepaid expenses and other current assets	789	—	23,489	—	24,278

Total current assets	4,553	(28)	202,082	—	206,607
INTERCOMPANY RECEIVABLES	51,736	1,105,874	—	(1,157,610)	—
INVESTMENTS IN SUBSIDIARIES	(4,854)	(707,997)	—	712,851	—
RESTRICTED CASH	—	—	8,415	—	8,415
PROPERTY AND EQUIPMENT—Net	—	—	111,682	—	111,682
GOODWILL	—	—	34,893	—	34,893
OTHER INTANGIBLE ASSETS—Net	—	—	2,762	—	2,762
OTHER ASSETS	3,717	7,992	16,182	—	27,891

TOTAL ASSETS	$55,152	$405,841	$376,016	$(444,759)	$392,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$838	$301	69,447	$—	$70,586
Accrued interconnection costs	—	—	48,942	—	48,942
Deferred revenue	—	—	18,315	—	18,315
Accrued expenses and other current liabilities	1,111	2,070	43,803	—	46,984
Accrued income taxes	1,460	150	16,311	—	17,921
Accrued interest	4,169	8,766	692	—	13,627
Current portion of long-term obligations	22,702	3,816	10,479	—	36,997

Total current liabilities	30,280	15,103	207,989	—	253,372
INTERCOMPANY PAYABLES	322,190	—	835,420	(1,157,610)	—
LONG-TERM OBLIGATIONS (net of discount of $5,354)	170,937	395,592	40,548	—	607,077
OTHER LIABILITIES	—	—	56	—	56

Total liabilities	523,407	410,695	1,084,013	(1,157,610)	860,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,138	—	—	—	1,138
Additional paid-in capital	692,941	1,161,930	305,844	(1,467,774)	692,941
Accumulated deficit	(1,082,853)	(1,088,104)	(943,866)	2,031,970	(1,082,853)
Accumulated other comprehensive loss	(79,481)	(78,680)	(69,975)	148,655	(79,481)

Total stockholders’ equity (deficit)	(468,255)	(4,854)	(707,997)	712,851	(468,255)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$55,152	$405,841	$376,016	$(444,759)	$392,250

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Nine Months Ended September 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,222	$23,224	$53,687	$(76,911)	$14,222
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	7,358	—	7,358
Stock compensation expense	—	184	—	—	184
Depreciation and amortization	—	—	21,288	—	21,288
Gain on sale or disposal of assets	—	—	(5,447)	—	(5,447)
Accretion of debt (premium) discount	1,151	—	(740)	—	411
Equity in net gain of subsidiary	(23,224)	(53,687)	—	76,911	—
Deferred income taxes	—	(860)	—	—	(860)
Loss on early extinguishment or restructuring of debt	2,269	108	5,533	—	7,910
Unrealized foreign currency transaction gain on intercompanyand foreign debt	(8,417)	(2,552)	(21,660)	—	(32,629)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	293	—	293
Decrease in prepaid expenses and other current assets	123	—	2,475	—	2,598
(Increase) decrease in other assets	680	1,045	(412)	—	1,313
(Increase) decrease in intercompany balance	52,724	37,939	(90,663)	—	—
Increase in accounts payable	589	312	1,928	—	2,829
Decrease in accrued interconnection costs	—	—	(8,245)	—	(8,245)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(1,019)	1,174	(1,172)	—	(1,017)
Increase (decrease) in accrued interest	(1,865)	(4,733)	4,555	—	(2,043)

Net cash provided by (used in) operating activities	37,233	2,154	(31,222)	—	8,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(29,717)	—	(29,717)
Cash from disposition of business, net of cash disposed	—	—	6,140	—	6,140
Cash used for business acquisitions, net of cash acquired	—	—	(200)	—	(200)
Decrease in restricted cash	—	—	(340)	—	(340)

Net cash used in investing activities	—	—	(24,117)	—	(24,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	109,275	—	109,275
Deferred financing costs	—	—	(6,570)	—	(6,570)
Principal payments on long-term obligations	(58,057)	(2,137)	(4,673)	—	(64,867)
Proceeds from sale of common stock	19,170	—	—	—	19,170

Net cash provided by (used in) financing activities	(38,887)	(2,137)	98,032	—	57,008

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3,351	—	3,351

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,654)	17	46,044	—	44,407
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	(28)	60,581	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,110	$(11)	$106,625	$—	$108,724

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Nine Months Ended September 30, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235,531)	$(235,392)	$(212,919)	$448,311	$(235,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	11,156	—	11,156
Stock compensation expense	—	481	—	—	481
Depreciation and amortization	—	—	41,746	—	41,746
(Gain) loss on sale or disposal of assets	—	—	6,911	—	6,911
Asset impairment write-down	—	—	209,248	—	209,248
Accretion of debt discount	1,344	—	—	—	1,344
Equity in net loss of subsidiary	235,392	212,919	—	(448,311)	—
Change in estimated fair value of embedded derivatives	(5,373)	—	—	—	(5,373)
(Gain) loss on early extinguishment or restructuring of debt	(10,374)	2,850	115	—	(7,409)
Other	—	—	(1,595)	—	(1,595)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(4,034)	(2,723)	(2,919)	—	(9,676)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	15,638	—	15,638
(Increase) decrease in prepaid expenses and other current assets	1,083	(7,966)	14,121	—	7,238
(Increase) decrease in other assets	587	10,276	(10,772)	—	91
(Increase) decrease in intercompany balance	16,901	2,977	(19,878)	—	—
Decrease in accounts payable	(1,722)	(24)	(10,790)	—	(12,536)
Decrease in accrued interconnection costs	—	(3)	(15,847)	—	(15,850)
Increase, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	651	4,511	2,173	—	7,335
Increase (decrease) in accrued interest	451	(4,694)	—	—	(4,243)

Net cash provided by (used in) operating activities	(625)	(16,788)	26,388	—	8,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	6	(23,932)	—	(23,926)
Cash from disposition of business, net of cash disposed	—	—	12,947	—	12,947
Cash used for business acquisitions, net of cash acquired	—	457	(681)	—	(224)
Decrease in restricted cash	—	—	1,196	—	1,196

Net cash provided by (used in) investing activities	—	463	(10,470)	—	(10,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	20,501	11,940	—	32,441
Deferred financing costs	—	(2,850)	—	—	(2,850)
Principal payments on long-term obligations	(2)	(819)	(5,446)	—	(6,267)
Proceeds from sale of common stock	4,935	—	—	—	4,935

Net cash provided by financing activities	4,933	16,832	6,494	—	28,259

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(458)	1,060	—	602

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,308	49	23,472	—	27,829
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255	(82)	41,826	—	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,563	$(33)	$65,298	$—	$70,828

Consolidating Financial Statements for IHC Debt Issuance

Primus Telecommunications IHC, Inc.’s 14  1/4% Second Lien Notes are fully, unconditionally, jointly and severally guaranteed by PTGI on a senior basis as of September 30, 2007 and by PTHI, Primus Telecommunications, Inc., TresCom International Inc., Least Cost Routing, Inc., TresCom U.S.A., Inc., iPRIMUS USA, Inc., and iPRIMUS,com, Inc., 100% owned subsidiaries of PTGI (collectively, the “Other Guarantors”). PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of September 30, 2007 and December 31, 2006 and for three months and nine months ended September 30, 2007 and September 30, 2006 are included for (a) PTGI on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) PTGI’s indirect non-guarantor subsidiaries on a combined basis and (e) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$32,067	$193,216	$—	$225,283
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	22,562	113,902	—	136,464
Selling, general and administrative	1,326	29	10,129	61,287	—	72,771
Depreciation and amortization	—	—	907	6,421	—	7,328
Loss on sale or disposal of assets	—	—	(8)	8	—	—

Total operating expenses	1,326	29	33,590	181,618	—	216,563

INCOME (LOSS) FROM OPERATIONS	(1,326)	(29)	(1,523)	11,598	—	8,720
INTEREST EXPENSE	(2,304)	(3,870)	(8,042)	(1,594)	—	(15,810)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(360)	323	—	—	—	(37)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	42	(85)	(104)	511	—	364
INTEREST AND OTHER INCOME	26	—	14	1,101	—	1,141
FOREIGN CURRENCY TRANSACTION GAIN	965	3,156	303	7,808	—	12,232
INTERCOMPANY INTEREST	507	1,602	(668)	(1,441)	—	—
MANAGEMENT FEE	—	—	1,564	(1,564)	—	—
ROYALTY FEE	—	3,612	(139)	(3,473)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(2,450)	4,709	(8,595)	12,946	—	6,610
INCOME TAX BENEFIT (EXPENSE)	(2,763)	(86)	(275)	963	—	(2,161)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(5,213)	4,623	(8,870)	13,909	—	4,449
EQUITY IN NET INCOME OF SUBSIDIARIES	9,976	—	19,069	—	(29,045)	—

INCOME FROM CONTINUING OPERATIONS	4,763	4,623	10,199	13,909	(29,045)	4,449
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	140	—	140
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	174	—	174

NET INCOME	$4,763	$4,623	$10,199	$14,223	$(29,045)	$4,763

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$106,063	$573,597	$—	$679,660
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	75,667	347,671	—	423,338
Selling, general and administrative	3,824	83	33,320	172,756	—	209,983
Depreciation and amortization	—	—	2,803	18,425	—	21,228
Loss on sale or disposal of assets	—	—	—	684	—	684

Total operating expenses	3,824	83	111,790	539,536	—	655,233

INCOME (LOSS) FROM OPERATIONS	(3,824)	(83)	(5,727)	34,061	—	24,427
INTEREST EXPENSE	(8,107)	(8,598)	(23,847)	(5,116)	—	(45,668)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(1,151)	740	—	—	—	(411)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,269)	(5,135)	(108)	(398)	—	(7,910)
INTEREST AND OTHER INCOME	360	—	43	3,292	—	3,695
FOREIGN CURRENCY TRANSACTION GAIN	4,813	7,642	789	17,043	—	30,287
INTERCOMPANY INTEREST	1,467	1,416	(3,070)	187	—	—
MANAGEMENT FEE	—	—	5,086	(5,086)	—	—
ROYALTY FEE	—	10,757	(436)	(10,321)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(8,711)	6,739	(27,270)	33,662	—	4,420
INCOME TAX BENEFIT (EXPENSE)	(291)	(1,109)	(684)	5,609	—	3,525

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(9,002)	5,630	(27,954)	39,271	—	7,945
EQUITY IN NET INCOME OF SUBSIDIARIES	23,224	—	53,687	—	(76,911)	—

INCOME FROM CONTINUING OPERATIONS	14,222	5,630	25,733	39,271	(76,911)	7,945
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	145	—	145
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	6,132	—	6,132

NET INCOME	$14,222	$5,630	$25,733	$45,548	$(76,911)	$14,222

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30, 2006
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$41,328	$203,991	$—	$245,319
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	30,192	127,484	—	157,676
Selling, general and administrative	1,833	1	9,894	59,911	—	71,639
Depreciation and amortization	—	—	1,218	5,758	—	6,976
Loss on sale or disposal of assets	—	—	(29)	(176)	—	(205)

Total operating expenses	1,833	1	41,275	192,977	—	236,086

INCOME (LOSS) FROM OPERATIONS	(1,833)	(1)	53	11,014	—	9,233
INTEREST EXPENSE	(4,065)	—	(7,850)	(1,273)	—	(13,188)
ACCRETION ON DEBT DISCOUNT	222	—	—	—	—	222
INTEREST AND OTHER INCOME	40	—	—	805	—	845
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	1,605	661	1,944	(315)	—	3,895
INTERCOMPANY INTEREST	—	714	324	(1,038)	—	—
MANAGEMENT FEE	—	—	1,877	(1,877)	—	—
ROYALTY FEE	—	3,811	(132)	(3,679)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY	(4,031)	5,185	(3,784)	3,637	—	1,007
INCOME TAX EXPENSE	(101)	(270)	(33)	(815)	—	(1,219)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(4,132)	4,915	(3,817)	2,822	—	(212)
EQUITY IN NET INCOME OF SUBSIDIARIES	4,253	—	9,701	—	(13,954)	—

INCOME FROM CONTINUING OPERATIONS	121	4,915	5,884	2,822	(13,954)	(212)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	333	—	333

NET INCOME	$121	$4,915	$5,884	$3,155	$(13,954)	$121

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30, 2006
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$121,771	$641,253	$—	$763,024
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	92,102	411,254	—	503,356
Selling, general and administrative	5,260	20	31,586	182,164	—	219,030
Depreciation and amortization	—	—	7,925	33,119	—	41,044
Loss on sale or disposal of assets	—	—	9,245	5,057	—	14,302
Asset impairment write-down	—	—	47,952	161,296	—	209,248

Total operating expenses	5,260	20	188,810	792,890	—	986,980

LOSS FROM OPERATIONS	(5,260)	(20)	(67,039)	(151,637)	—	(223,956)
INTEREST EXPENSE	(13,205)	—	(23,230)	(4,223)	—	(40,658)
ACCRETION ON DEBT DISCOUNT	(1,344)	—	—	—	—	(1,344)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	5,373	—	—	—	—	5,373

GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	10,374	—	(2,965)	—	—	7,409
INTEREST AND OTHER INCOME	104	—	14	3,287	—	3,405
FOREIGN CURRENCY TRANSACTION GAIN	4,128	518	2,120	1,754	—	8,520
INTERCOMPANY INTEREST	—	1,910	972	(2,882)	—	—
MANAGEMENT FEE	—	—	5,768	(5,768)	—	—
ROYALTY FEE	—	11,557	(292)	(11,265)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	170	13,965	(84,652)	(170,734)	—	(241,251)

INCOME TAX EXPENSE	(309)	(828)	(192)	(2,368)	—	(3,697)

INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	(139)	13,137	(84,844)	(173,102)	—	(244,948)
EQUITY IN NET LOSS OF SUBSIDIARIES	(235,392)	—	(212,919)	—	448,311	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(235,531)	13,137	(297,763)	(173,102)	448,311	(244,948)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	2,002	—	2,002
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	7,415	—	7,415

NET INCOME (LOSS)	$(235,531)	$13,137	$(297,763)	$(163,685)	$448,311	$(235,531)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	September 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,110	$—	$144	$106,470	$—	$108,724
Accounts receivable	—	—	12,804	107,304	—	120,108
Prepaid expenses and other current assets	665	—	1,315	21,504	—	23,484

Total current assets	2,775	—	14,263	235,278	—	252,316
INTERCOMPANY RECEIVABLES	91,068	185,089	600,170	—	(876,327)	—
INVESTMENTS IN SUBSIDIARIES	(40)	—	(91,561)	—	91,601	—
RESTRICTED CASH	—	—	314	9,375	—	9,689
PROPERTY AND EQUIPMENT—Net	—	—	16,503	121,174	—	137,677
GOODWILL	—	—	—	39,552	—	39,552
OTHER INTANGIBLE ASSETS—Net	—	—	—	1,801	—	1,801
OTHER ASSETS	2,651	298	8,243	19,304	—	30,496

TOTAL ASSETS	$96,454	$185,387	$547,932	$426,484	$(784,726)	$471,531

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,427	$—	$2,399	$75,271	$—	$79,097
Accrued interconnection costs	—	—	18,103	24,819	—	42,922
Deferred revenue	—	—	1,007	15,983	—	16,990
Accrued expenses and other current liabilities	1,340	—	9,135	44,203	—	54,678
Accrued income taxes	242	4,130	2,332	16,095	—	22,799
Accrued interest	2,304	5,183	4,033	63	—	11,583
Current portion of long-term obligations	—	—	3,908	9,729	—	13,637

Total current liabilities	5,313	9,313	40,917	186,163	—	241,706
INTERCOMPANY PAYABLES	413,880	—	113,429	349,018	(876,327)	—
LONG-TERM OBLIGATIONS	123,723	114,281	393,626	44,606	—	676,236
OTHER LIABILITIES	—	—	—	51	—	51

Total liabilities	542,916	123,594	547,972	579,838	(876,327)	917,993

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,426	—	—	—	—	1,426
Additional paid-in capital	718,634	—	1,161,930	306,151	(1,468,081)	718,634
Retained earnings (accumulated deficit)	(1,074,622)	61,793	(1,070,871)	(377,230)	1,386,308	(1,074,622)
Accumulated other comprehensive loss	(91,900)	—	(91,099)	(82,275)	173,374	(91,900)

Total stockholders’ equity (deficit)	(446,462)	61,793	(40)	(153,354)	91,601	(446,462)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$96,454	$185,387	$547,932	$426,484	$(784,726)	$471,531

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2006
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,764	$—	$(35)	$60,588	$—	$64,317
Accounts receivable	—	—	16,987	101,025	—	118,012
Prepaid expenses and other current assets	789	—	1,156	22,333	—	24,278

Total current assets	4,553	—	18,108	183,946	—	206,607
INTERCOMPANY RECEIVABLES	83,361	59,082	617,133	31,625	(791,201)	—
INVESTMENTS IN SUBSIDIARIES	(4,854)	—	(129,392)	—	134,246	—
RESTRICTED CASH	—	—	855	7,560	—	8,415
PROPERTY AND EQUIPMENT—Net	—	—	18,333	93,349	—	111,682
GOODWILL	—	—	—	34,893	—	34,893
OTHER INTANGIBLE ASSETS—Net	—	—	—	2,762	—	2,762
OTHER ASSETS	3,717	—	9,098	15,076	—	27,891

TOTAL ASSETS	$86,777	$59,082	$534,135	$369,211	$(656,955)	$392,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$838	$—	$4,240	$65,508	$—	$70,586
Accrued interconnection costs	—	—	23,825	25,117	—	48,942
Deferred revenue	—	—	1,170	17,145	—	18,315
Accrued expenses and other current liabilities	1,111	—	10,600	35,273	—	46,984
Accrued income taxes	1,460	2,919	167	13,375	—	17,921
Accrued interest	4,169	—	8,766	692	—	13,627
Current portion of long-term obligations	22,702	—	3,920	10,375	—	36,997

Total current liabilities	30,280	2,919	52,688	167,485	—	253,372
INTERCOMPANY PAYABLES	353,815	—	90,572	346,814	(791,201)	—
LONG-TERM OBLIGATIONS	170,937	—	395,806	40,334	—	607,077
OTHER LIABILITIES	—	—	(77)	133	—	56

Total liabilities	555,032	2,919	538,989	554,766	(791,201)	860,505

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,138	—	—	—	—	1,138
Additional paid-in capital	692,941	—	1,161,930	306,235	(1,468,165)	692,941
Retained earnings (accumulated deficit)	(1,082,853)	56,163	(1,088,104)	(417,070)	1,449,011	(1,082,853)
Accumulated other comprehensive loss	(79,481)	—	(78,680)	(74,720)	153,400	(79,481)

Total stockholders’ equity (deficit)	(486,255)	56,163	(4,854)	(185,555)	134,246	(468,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$86,777	$59,082	$534,135	$369,211	$(656,955)	$392,250

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,222	$5,630	$25,733	$45,548	$(76,911)	$14,222
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,058	6,300	—	7,358
Stock compensation expense	—	—	184	—	—	184
Depreciation and amortization	—	—	2,803	18,485	—	21,288
Loss on sale or disposal of assets	—	—	—	(5,447)	—	(5,447)
Accretion of debt (premium) discount	1,151	(740)	—	—	—	411
Equity in net gain of subsidiary	(23,224)	—	(53,687)	—	76,911	—
Deferred income taxes	—	—	(860)	—	—	(860)
Loss on early extinguishment or restructuring of debt	2,269	5,135	108	398	—	7,910
Unrealized foreign currency transaction gain on intercompany and foreign debt	(8,417)	(6,418)	(2,552)	(15,242)	—	(32,629)
Changes in assets and liabilities, net of acquisitions:			—	—
(Increase) decrease in accounts receivable	—	—	3,125	(2,832)	—	293
(Increase) decrease in prepaid expenses and other current assets	123	—	(158)	2,633	—	2,598
(Increase) decrease in other assets	680	35	1,715	(1,117)	—	1,313
(Increase) decrease in intercompany balance	52,724	(111,354)	37,216	21,414	—	—
Increase (decrease) in accounts payable	589	—	(1,841)	4,081	—	2,829
Decrease in accrued interconnection costs	—	—	(5,723)	(2,522)	—	(8,245)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(1,019)	1,124	615	(1,737)	—	(1,017)
Increase (decrease) in accrued interest	(1,865)	5,183	(4,733)	(628)	—	(2,043)

Net cash provided by (used in) operating activities	37,233	(101,405)	3,003	69,334	—	8,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(973)	(28,744)	—	(29,717)
Cash from disposition of business, net of cash disposed	—	—	—	6,140	—	6,140
Cash used for business acquisitions, net of cash acquired	—	—	(200)	—	—	(200)
Increase (decrease) in restricted cash	—	—	541	(881)	—	(340)

Net cash provided by investing activities	—	—	(632)	(23,485)	—	(24,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	101,405	—	7,870	—	109,275
Deferred financing costs	—	—	—	(6,570)	—	(6,570)
Principal payments on other long-term obligations	(58,057)	—	(2,192)	(4,618)	—	(64,867)
Proceeds from sale of common stock	19,170	—	—	—	—	19,170

Net cash provided by (used in) financing activities	(38,887)	101,405	(2,192)	(3,318)	—	57,008

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	3,351	—	3,351

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,654)	—	179	45,882	—	44,407
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	—	(35)	60,588	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,110	$—	$144	$106,470	$—	$108,724

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30, 2006
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(235,531)	$13,137	$(297,763)	$(163,685)	$448,311	$(235,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,184	9,972	—	11,156
Stock compensation expense	—	—	481	—	—	481
Depreciation and amortization	—	—	7,924	33,822	—	41,746
(Gain) loss on sale or disposal of assets	—	—	9,245	(2,334)	—	6,911
Asset impairment write-down	—	—	47,952	161,296	—	209,248
Accretion of debt discount	1,344	—	—	—	—	1,344
Equity in net loss of subsidiary	235,392	—	212,919	—	(448,311)	—
Change in estimated fair value of embedded derivatives	(5,373)	—	—	—	—	(5,373)
Loss on early extinguishment or restructuring of debt	(10,374)	—	2,965	—	—	(7,409)
Other	—	—	—	(1,595)	—	(1,595)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(4,034)	—	(2,723)	(2,919)	—	(9,676)
Changes in assets and liabilities, net of acquisitions:				—
Decrease in accounts receivable	—	—	5,580	10,058	—	15,638
(Increase) decrease in prepaid expenses and other current assets	1,083	—	(7,966)	14,121	—	7,238
(Increase) decrease in other assets	587	—	10,533	(11,029)	—	91
Increase in intercompany balance	16,901	(7,690)	(1,592)	(7,619)	—	—
Increase (decrease) in accounts payable	(1,722)	—	456	(11,270)	—	(12,536)
Decrease in accrued interconnection costs	—	—	(1,932)	(13,918)	—	(15,850)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	651	(5,447)	2,959	9,172	—	7,335
Decrease in accrued interest	451	—	(4,694)	—	—	(4,243)

Net cash provided by (used in) operating activities	(625)	—	(14,472)	24,072	—	8,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(1,514)	(22,412)	—	(23,926)
Cash from disposition of business, net of cash disposed	—	—	—	12,947	—	12,947
Cash used for business acquisitions, net of cash acquired	—	—	457	(681)	—	(224)
Decrease in restricted cash	—	—	—	1,196	—	1,196

Net cash used in investing activities	—	—	(1,057)	(8,950)	—	(10,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	20,501	11,940	—	32,441
Deferred financing costs	—	—	(2,850)	—	—	(2,850)
Principal payments on other long-term obligations	(2)	—	(939)	(5,326)	—	(6,267)
Proceeds from sale of common stock	4,935	—	—	—	—	4,935

Net cash provided by financing activities	4,933	—	16,712	6,614	—	28,259

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(458)	1,060	—	602

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,308	—	725	22,796	—	27,829
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255	—	(446)	42,190	—	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,563	$—	$279	$64,986	$—	$70,828

13. SUBSEQUENT EVENTS

In October 2007, the Company made open market purchases of $3.8 million principal amount of its October 1999 Senior Notes resulting in a $43 thousand gain on early extinguishment of debt including the write-off of related deferred financing costs.

In October 2007, the Company completed a forward currency contract, required by the Canadian Credit Agreement, which also fixed the interest rate at 9.21% per annum until maturity. The forward currency contract obligates the Company to exchange 34.3 million CAD to $35.0 million with a financial institution on March 28, 2012. The $35.0 million will be used to pay off the Canadian credit facility. The Company was required to enter a collateralization contract with the financial institution, which obligates the Company to deposit cash to a restricted account per fluctuation of the currency. On November 2, 2007, $2.0 million (1.9 million CAD) was deposited to this account.

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

Overall, carrier revenue accounted for 19% and 21% of total net revenue for the three months ended September 30, 2007 and September 30, 2006, respectively. The provision of carrier services also allows us to connect our network to all major carriers, which enables us to provide global coverage. Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; prepaid services versus traditional post-paid voice services; Internet, VOIP and data services versus fixed line voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Our margin is also affected by customer transfer and migration fees. We generally pay a charge to install and transfer a new customer onto our network, and to migrate DSL and local customers. However, installing and migrating customers to our own networks, such as the DSL networks in Australia and Canada, enable us to increase our margin on such services as compared to resale of services using other carriers’ networks.

SG&A expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and administrative costs. All SG&A expenses are expensed when incurred.

Third Quarter 2007 Results

In the first quarter 2007, based on our strengthened financial results during 2006, we successfully raised over $75 million in cash and extended our near-term debt maturities. In the second quarter, operating results modestly exceeded those in the first quarter. We exchanged $5 million of debt for equity and, in the third quarter, raised an additional $19 million in net cash proceeds through the sale of equity, thereby eliminating the accelerated maturity provisions in our 5% Exchangeable Senior Notes.

Our operating results were again accomplished in an environment of declining legacy voice and dial-up Internet revenues, a condition which we expect will continue as we attempt to moderate the decline. That revenue decline has been partially offset by the continued growth of our broadband, VOIP, local, wireless, data and hosting services revenues. In the third quarter, net revenues from those services grew 2% sequentially, reaching an annualized amount of approximately $220 million. We believe accelerated growth in these services is the necessary foundation for future success.

Growth in these products had been severely constrained by the lack of available cash for capital expenditures, and sales and marketing. However, successful execution of our recent liquidity-enhancing transactions now enables us to provide more support for the growth products. As a result, our primary focus during the second half of 2007 and into 2008 will be targeted investments to bolster the rates of growth of our broadband, VOIP, local, wireless, data and hosting services.

That investment program is expected to include the following initiatives: opening of new and expansion of existing data centers in Canada and Australia; expansion of the DSL broadband footprint and network capacity to offer higher speed DSL services in Australia; and expansion, as warranted, of our direct sales force and telemarketing capabilities in select regions. The resources to support these efforts will include both increased selling, general and administrative (SG&A) expense and capital expenditures, much of which is occurring in the latter half of 2007, while anticipated revenue and contribution is not expected to occur before 2008.

We expect those investments to result in a $10 million to $15 million increase in capital expenditures over our earlier guidance for 2007. Thus, our revised capital expenditure guidance for full year 2007 is now in the range of $40 million to $45 million.

In light of improved operating performance over the course of 2006, we announced a two-year Transformation Strategy as we entered 2007. Our performance during the first three quarters of 2007 underscores that, while much has already been accomplished, much is yet to be done. As we move forward over the balance of the period, we will continue to be guided by our stated strategy.

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

Consistent with our strategy of opportunistically selling non-strategic assets and businesses, we previously announced a goal to realize between $50 million and $100 million in cash proceeds from monetizing low-margin/low-growth businesses before the end of 2008. Those proceeds, in turn, could be applied to fund increased levels of investment in our high margin growth products—both organically and through acquisitions—as well as to reduce debt.

We expect overall revenue to decline in 2007 as compared to 2006, primarily as a result of the declining usage and pricing in the legacy voice business and also as we continue to prune or divest low-margin revenue streams. Our objective, however, is to generate increased contribution from growth products such as broadband, VOIP, local, wireless, data and hosting, such that, over time, such contribution exceeds the declines in legacy voice and dial-up Internet products. Our future growth and profitability are dependent upon accomplishing that goal.

Foreign Currency

Foreign currency can have a major impact on our financial results. Currently in excess of 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States Dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian Dollar (CAD), USD/Australian Dollar (AUD), USD/British pound (GBP), and USD/Euro (EUR). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in currency hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Credit Agreement. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. Given the current divergence in exchange rates affecting the functional currencies in our major markets as compared to the USD, we will explore whether hedging activities may provide benefit to us.

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

In the three months and nine months ended September 30, 2007, as compared to the three months and nine months ended September 30, 2006, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months and nine months ended September 30, 2007 and 2006 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the three months ended September 30,				For the nine months ended September 30,
	2007	2006	Variance	Variance %	2007	2006	Variance	Variance %
Canada	$66,730	$68,251	$(1,521)	(2)%	$193,101	$208,935	$(15,834)	(8)%
Australia	$70,744	$75,175	$(4,431)	(6)%	$212,895	$229,340	$(16,445)	(7)%
United Kingdom	$22,665	$19,876	$2,789	14%	$72,638	$63,203	$9,435	15%
Europe*	$21,847	$29,767	$(7,920)	(27)%	$62,783	$106,685	$(43,902)	(41)%

Net Revenue by Location—in Local Currencies

	For the three months ended September 30,				For the nine months ended September 30,
	2007	2006	Variance	Variance %	2007	2006	Variance	Variance %
Canada (in CAD)	69,284	75,257	(5,973)	(8)%	209,690	232,661	(22,971)	(10)%
Australia (in AUD)	83,572	99,387	(15,815)	(16)%	259,598	307,038	(47,440)	(15)%
United Kingdom (in GBP)	11,566	10,605	962	9%	38,354	34,881	3,474	10%
Europe* (in EUR)	15,904	23,356	(7,452)	(32)%	46,710	86,257	(39,547)	(46)%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

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

Results of Operations

Results of operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006

Net revenue decreased $20.0 million or 8.2% to $225.3 million for the three months ended September 30, 2007 from $245.3 million for the three months ended September 30, 2006. Our revenue from broadband, VOIP, local, wireless, Internet, data and hosting services contributed $54.6 million for the three months ended September 30, 2007, as compared to $48.1 million for the three months ended September 30, 2006. Our revenue from wholesale carrier and prepaid services contributed $42.7 million and $10.8 million, respectively, for the three months ended September 30, 2007, as compared to $54.0 million and $18.5 million, respectively, for the three months ended September 30, 2006.

United States: United States net revenue decreased $7.9 million or 15.9% to $41.7 million for the three months ended September 30, 2007 from $49.6 million for the three months ended September 30, 2006. The decrease is primarily attributed to a decrease of $5.6 million in wholesale carrier, $1.5 million in retail voice services including declines in residential and small business voice services, and $0.6 million in Internet services.

Canada: Canada net revenue decreased $1.6 million or 2.2% to $66.7 million for the three months ended September 30, 2007 from $68.3 million for the three months ended September 30, 2006. The decrease is primarily attributed to a decrease of $4.4 million in prepaid services and a decrease of $1.0 million in retail voice services. These decreases were partially offset by increases of $1.6 million in data and hosting services, $0.9 million in local services and $0.7 million in Internet services. The strengthening of the CAD against the USD accounted for a $4.8 million increase to revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended		Year-over-Year
	September 30, 2007 Net Revenue	September 30, 2006 Net Revenue	Variance	Variance %
United States	$39,399	$48,572	$(9,173)	(19)%
Canada	$66,730	$68,251	$(1,521)	(2)%
Other	$2,328	$1,034	$1,294	125%

Europe: European net revenue decreased $5.6 million or 10.9% to $45.2 million for the three months ended September 30, 2007 from $50.8 million for the three months ended September 30, 2006. The decrease is primarily attributable to a $3.1 million decrease in prepaid services (including a decrease of $3.8 million in Netherlands, offset by an increase of $0.6 million in the United Kingdom), a $2.5 million decrease in wholesale carrier services and a $0.4 million decrease in retail voice services. These decreases were partially offset by an increase of $0.5 million in VOIP services. The strengthening of the European currencies against the USD accounted for a $4.0 million increase to revenue, which is included in the explanations above, when comparing the exchange rates for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended September 30, 2007		For the three months ended September 30, 2006		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$22,665	50%	$19,876	39%	$2,789	14%
Germany	6,688	15%	11,077	22%	(4,389)	(40)%
France	4,615	10%	4,433	9%	182	4%
Spain	3,793	8%	4,793	9%	(1,000)	(21)%
Other	7,463	17%	10,595	21%	(3,132)	(30)%

Europe Total	$45,224	100%	$50,774	100%	$(5,550)	(11)%

Asia-Pacific: Asia-Pacific net revenue decreased $5.1 million or 6.6% to $71.6 million for the three months ended September 30, 2007 from $76.7 million for the three months ended September 30, 2006. The decrease is primarily attributable to a $3.7 million decrease in residential voice services, a $1.1 million decrease in dial-up Internet services, a $2.4 million decrease in business voice services, partially offset by a $2.5 million increase in DSL services. The strengthening of the AUD against the USD accounted for a $9.1 million increase to revenue, which is included in the explanations above, which reflects changes in the exchange rates for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the three months ended September 30, 2007		For the three months ended September 30, 2006		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$70,744	99%	$75,175	98%	$(4,431)	(6)%
Japan	857	1%	1,513	2%	(656)	(43)%

Asia-Pacific Total	$71,601	100%	$76,688	100%	$(5,087)	(7)%

Cost of revenue decreased $21.2 million to $136.5 million, or 60.6% of net revenue, for the three months ended September 30, 2007 from $157.7 million, or 64.3% of net revenue, for the three months ended September 30, 2006.

United States: United States cost of revenue decreased $7.7 million primarily due to a decrease of $5.8 million in wholesale carrier, $1.5 million in retail voice services, and $1.2 million in Internet, VOIP and wireless services, in aggregate.

Canada: Canada cost of revenue decreased $0.2 million primarily due to a decrease of $2.9 million in prepaid services. The decrease was partially offset by an increase of $0.7 million in retail voice services, $0.7 in local services and $1.3 million in Internet, data and hosting, VOIP and wireless services, in aggregate. The strengthening of the CAD against the USD accounted for a $2.1 million increase to cost of revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Europe: European cost of revenue decreased by $5.0 million. The decrease is primarily attributable to a $3.0 million decrease in prepaid services, and a decrease of $2.3 million in wholesale carrier services. The strengthening of the European currencies against the USD accounted for a $3.4 million increase to cost of revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Asia-Pacific: Asia-Pacific cost of revenue decreased $8.3 million primarily due to a decrease of $3.1 million in residential voice services, a decrease of $2.0 million in business services, and a decrease of $0.3 million in Internet service. These decreases were partially offset by an increase of $1.1 million in DSL services. Overall, Australia benefited by approximately $3 million from a gain reflecting recovery of payments related to retroactive price reductions. The strengthening of the AUD against the USD accounted for a $6.0 million increase to cost of revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Selling, general and administrative expenses increased $1.2 million to $72.8 million, or 32.3% of net revenue, for the three months ended September 30, 2007 from $71.6 million, or 29.2% of net revenue, for the three months ended September 30, 2006. The increase in selling, general and administrative expenses is attributable to a $5.1 million increase from the weakening of the USD and $1.0 million for severance payments, offset by a $1.9 million decrease in commissions primarily on prepaid services, a $0.7 million decrease in advertising expenses, and a $1.1 million decrease in general administrative expenses.

United States: United States selling, general and administrative expenses decreased $0.2 million to $15.6 million for the three months ended September 30, 2007 from $15.8 million for the three months ended September 30, 2006. The decrease is attributable to a decrease of $0.7 million in salaries and benefits expenses and a decrease of $0.2 million in sales and marketing expenses, offset by an increase of $0.4 million in general and administrative expenses and an increase of $0.2 million in advertising expenses.

Canada: Canada selling, general and administrative expense increased $0.6 million to $26.6 million for the three months ended September 30, 2007 from $26.0 million for the three months ended September 30, 2006. The increase is attributable to an increase of $0.9 million in salaries and benefits expenses primarily for severance payments, an increase of $0.2 million in advertising expenses, an increase of $0.2 million in occupancy and an increase of $0.2 million in professional fees, offset by a decrease of $1.1 million in sales and marketing expenses, primarily in commissions on prepaid services. The strengthening of the CAD against the USD accounted for a $1.8 million increase to selling, general and administrative expenses, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Europe: Europe selling, general and administrative expense decreased $0.3 million to $8.9 million for the three months ended September 30, 2007 from $9.2 million for the three months ended September 30, 2006. The decrease is attributable to a decrease of $0.8 million in general and administrative expenses, offset by a $0.4 million increase in salaries and benefits expenses and a $0.2 million increase in advertising expenses. The strengthening of the European currencies against the USD accounted for a $0.7 million increase to selling, general and administrative expenses, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Asia-Pacific: Asia-Pacific selling, general and administrative expense increased $1.0 million to $21.7 million for the three months ended September 30, 2007 from $20.7 million for the three months ended September 30, 2006. The increase is attributable to an increase of $2.6 million in salaries and benefits expenses for outbound telemarketing, customer care, additional direct sales and support headcount and customer winback costs, offset by a $1.3 million decrease in advertising and a $0.8 million decrease in general and administrative expenses. The strengthening of the AUD against the USD accounted for a $2.4 million increase to selling, general and administrative expenses, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Depreciation and amortization expense increased $0.4 million to $7.3 million for the three months ended September 30, 2007 from $7.0 million for the three months ended September 30, 2006. The increase consists of an increase in depreciation expense of $0.5 million and a decrease in amortization expense of $0.1 million.

Interest expense, including accretion on debt discount, increased $2.9 million to $15.8 million for the three months ended September 30, 2007 from $13.0 million for the three months ended September 30, 2006. The increase is primarily a result of $4.6 million in interest from issuance of our 14 1/4 % Senior Secured Notes, offset by a $1.8 million decrease mainly resulting from reductions in our October 1999 Senior Notes with a stated interest of 12 3/4 % and the retirement in full of our 2000 Convertible Subordinated Debentures with a stated interest rate of 5 3/4%.

Gain (loss) on early extinguishment or restructuring of debt was a $0.4 million gain for the three months ended September 30, 2007. In third quarter 2007, we completed open market purchases of $3.2 million principal amount of our October 1999 Senior Notes resulting in a $43 thousand gain on early extinguishment of debt including the write-off of related deferred financing costs. We also recognized a $0.5 million gain on forgiveness of equipment financing. The gains were partially offset by costs on restructuring of debt related to our 14 1/4% Senior Secured Notes and 5% Exchangeable Senior Notes.

Foreign currency transaction gain increased $8.3 million to $12.2 million for the three months ended September 30, 2007 from $3.9 million for the three months ended September 30, 2006. This gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense) increased to ($2.2) million for the three months ended September 30, 2007 from ($1.2) million for the three months ended September 30, 2006. Both periods include foreign withholding tax on intercompany interest and royalty fees owed to a United States subsidiary by our Canadian and Australian subsidiaries. The three months ended September 30, 2007 also includes a $1.3 million increase of unrecognized tax benefits related to an ongoing foreign audit.

Results of operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006

Net revenue decreased $83.4 million or 10.9% to $679.7 million for the nine months ended September 30, 2007 from $763.0 million for the nine months ended September 30, 2006. Our revenue from broadband, VOIP, local, wireless, Internet and data and hosting services contributed $158.0 million for the nine months ended September 30, 2007, as compared to $133.1 million for the nine months ended September 30, 2006. Our revenue from wholesale carrier and prepaid services contributed $131.2 million and $35.7 million, respectively, for the nine months ended September 30, 2007, as compared to $160.9 million and $74.8 million, respectively, for the nine months ended September 30, 2006.

United States: United States net revenue decreased $12.5 million or 8.5% to $133.1 million for the nine months ended September 30, 2007 from $145.6 million for the nine months ended September 30, 2006. The decrease is primarily attributed to a decrease of $6.9 million in retail voice services, a decrease of $7.7 million in wholesale carrier services, and a decrease of $1.7 million in Internet services. These decreases were partially offset by an increase of $1.2 million in retail VOIP and an increase of $2.0 million in other services.

Canada: Canada net revenue decreased $15.8 million or 7.6% to $193.1 million for the nine months ended September 30, 2007 from $208.9 million for the nine months ended September 30, 2006. The decrease is primarily attributed to a $10.0 million decrease in retail voice service, a $12.3 million decrease in prepaid services and a $0.9 million decrease in wholesale carrier services. These decreases were partially offset by an increase of $6.4 million in growth products which include $1.4 million in Internet, $3.3 million in data and hosting, $0.5 million in VOIP and $1.1 million in wireless services. The strengthening of the CAD against the USD accounted for a $5.3 million increase to revenue, which is included in the services explanation above, when comparing the exchange rates for the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country—in USD

	For the nine months ended		Year-over-Year
	September 30, 2007 Net Revenue	September 30, 2006 Net Revenue	Variance	Variance %
United States	$128,155	$142,552	$(14,397)	(10)%
Canada	$193,101	$208,935	$(15,834)	(8)%
Other	$4,994	$3,009	$1,985	66%

Europe: European net revenue decreased $36.5 million or 21.0% to $137.5 million for the nine months ended September 30, 2007 from $174.0 million for the nine months ended September 30, 2006. The decrease is primarily attributable to a decrease of $27.0 million in prepaid services (including a decrease of $30.3 million in the Netherlands, partially offset by an increase of $3.3 million in United Kingdom) and a $14.5 million decrease in wholesale carrier services. These decreases were partially offset by a $3.8 million increase in retail voice and a $1.2 million increase in VOIP services. The strengthening of the European currencies against the USD accounted for a $15.2 million increase to revenue, which is included in the services explanation above, when comparing the exchange rates for the nine months ended September 30, 2007 to the nine months ended September 30, 2006. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country—in USD

	For the nine months ended September 30, 2007		For the nine months ended September 30, 2006		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$72,638	53%	$63,203	36%	$9,435	15%
Germany	18,748	13%	31,926	18%	(13,178)	(41)%
France	13,229	10%	11,938	7%	1,291	11%
Spain	11,968	9%	13,711	8%	(1,743)	(13)%
Other	20,940	15%	53,199	31%	(32,259)	(61)%

Europe Total	$137,523	100%	$173,977	100%	$(36,454)	(21)%

Asia-Pacific: Asia-Pacific net revenue decreased $18.7 million or 8.0% to $215.9 million for the nine months ended September 30, 2007 from $234.6 million for the nine months ended September 30, 2006. The decrease is primarily attributable to a $13.4 million decrease in residential voice services, a $5.1 million decrease in dial-up Internet services, a $0.7 million decrease in prepaid services, a $8.7 million decrease in business voice and a $1.5 million decrease in wholesale carrier. These decreases were partially offset by a $9.6 million increase in Australia DSL services and a $0.9 million increase in VOIP and other services. The strengthening of the AUD against the USD accounted for a $22.8 million increase to revenue, which is included in the services explanation above, when comparing the exchange rates for the nine months ended September 30, 2007 to the nine months ended September 30, 2006. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country—in USD

	For the nine months ended September 30, 2007		For the nine months ended September 30, 2006		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$212,895	99%	$229,340	98%	$(16,445)	(7)%
Japan	2,992	1%	5,211	2%	(2,219)	(43)%

Asia-Pacific Total	$215,887	100%	$234,551	100%	$(18,664)	(8)%

Cost of revenue decreased $80.0 million to $423.3 million, or 62.3% of net revenue, for the nine months ended September 30, 2007 from $503.4 million, or 66.0% of net revenue, for the nine months ended September 30, 2006.

United States: United States cost of revenue decreased $18.3 million primarily due to a decrease of $6.3 million in retail voice services, $8.3 million in wholesale carrier services, $3.0 million in VOIP service, and $1.5 million in Internet services.

Canada: Canada cost of revenue decreased $10.0 million primarily due to a decrease of $6.1 million in retail voice, $6.3 million in prepaid services and $0.9 million in wholesale carrier services. The decreases were partially offset by increases of $0.8 million in data and hosting, $0.3 million in VOIP, $0.6 million in local services and $0.8 million in wireless services. The strengthening of the CAD against the USD accounted for a $2.3 million increase to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

Europe: European cost of revenue decreased by $32.7 million. The decrease is primarily attributable to an $21.8 million decrease in prepaid services (including a decrease of $24.0 million in the Netherlands offset by an increase of $2.4 million in the United Kingdom), a decrease of $13.1 million in wholesale carrier services, offset by increases of $1.4 million in retail voice services and $0.8 million in VOIP services. The strengthening of the European currencies against the USD accounted for a $12.7 million increase to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

Asia-Pacific: Asia-Pacific cost of revenue decreased $18.9 million primarily due to residential voice services decrease of $10.1 million, a decrease of $1.3 million for dial-up Internet services, a decrease of $1.2 million in wholesale carrier, a decrease of $5.4 million for business voice services and a decrease of $6.2 million in prepaid and other services. These decreases were partially offset by an increase of $4.6 million in DSL. The strengthening of the AUD against the USD accounted for a $15.0 million increase to cost of revenue, which is included in the services explanation above, when comparing the exchange rates for the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

Selling, general and administrative expense decreased $9.0 million to $210.0 million, or 30.9% of net revenue, for the nine months ended September 30, 2007 from $219.0 million, or 28.7% of net revenue, for the nine months ended September 30, 2006. The decrease in selling, general and administrative expense is attributable to a $11.1 million decrease in sales and marketing primarily in prepaid services agent commissions and promotions, a $1.8 million decrease in advertising and a decrease of $3.0 million for general and administrative expenses. These decreases were partially offset by an increase of $2.6 million in professional fees for litigation support and an increase of $3.9 million in salaries and benefits expenses.

United States: United States selling, general and administrative expense increased $0.9 million to $49.3 million for the nine months ended September 30, 2007 from $48.4 million for the nine months ended September 30, 2006. The increase is attributable to an increase of $1.5 million in professional fees and $1.2 million in advertising expense. These increases are partially offset by a decrease of $1.1 million for salaries and benefits due to a cost cutting/staff reduction effort.

Canada: Canada selling, general and administrative expense decreased $1.3 million to $73.4 million for the nine months ended September 30, 2007 from $74.7 million for the nine months ended September 30, 2006. The decrease is attributable to a decrease of $2.8 million for sales and marketing expense, offset by an increase of $0.8 million in salaries and benefits expenses. The strengthening of the CAD against the USD accounted for a $2.0 million increase to selling, general and administrative expenses, which is included in the explanations above, and which reflects changes in the exchange rates for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Europe: Europe selling, general and administrative expense decreased $8.8 million to $26.8 million for the nine months ended September 30, 2007 from $35.7 million for the nine months ended September 30, 2006. The decrease is attributable to a decrease of $7.4 million for sales and marketing expense primarily for agent commissions related to prepaid services, a decrease of $0.7 million for salaries and benefits and a decrease of $1.3 million for general and administrative expenses. The strengthening of the European currencies against the USD accounted for a $3.2 million increase to selling, general and administrative expenses, which is included in the explanations above, and which reflects changes in the exchange rates for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Asia-Pacific: Asia-Pacific selling, general and administrative expense increased $0.2 million to $60.5 million for the nine months ended September 30, 2007 from $60.3 million for the nine months ended September 30, 2006.

The increase is attributable to an increase of $4.9 million increase in salaries and benefits, a $0.6 million increase in professional fees and a $0.4 million increase in occupancy expenses. These increases were partially offset by a decrease of $3.3 million in advertising expenses, and a decrease of $2.3 million for general and administrative expenses. The strengthening of the AUD against the USD accounted for a $5.9 million increase to selling, general and administrative expenses, which is included in the explanations above, and which reflects changes in the exchange rates for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Depreciation and amortization expense decreased $19.8 million to $21.2 million for the nine months ended September 30, 2007 from $41.0 million for the nine months ended September 30, 2006. The decrease consists of a decrease in depreciation expense of $17.6 million and a decrease in amortization expense of $2.2 million primarily due to the asset impairment write-down recognized in the second quarter 2006.

Loss on sale or disposal of assets decreased $13.6 million to $0.7 million for the nine months ended September 30, 2007 from $14.3 million for the nine months ended September 30, 2006. In the second quarter of 2006, we recognized a charge associated with the sale and disposal of specific long-lived assets which were taken out of services. The charge included $9.3 million in the United States, $1.8 million in Canada, $2.2 million in the United Kingdom, $0.5 million in Denmark, $0.5 million in Australia and $0.2 million in various other countries and is comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

Fixed assets impairment write-down was $209.2 million for the nine months ended September 30, 2006. During the second quarter 2006, the Company adjusted the carrying value of its long-lived assets and indefinite lived intangible assets to their estimated fair value of $108.7 million and $34.9 million, respectively. The $209.2 million write-down consists of a write-down of $151.8 million in property and equipment, $5.3 million in customer lists and other intangible assets, and $52.1 million in goodwill under the provisions of SFAS No. 144 and SFAS No. 142.

Interest expense, including accretion on debt discount, increased $4.1 million to $46.1 million for the nine months ended September 30, 2007 from $42.0 million for the nine months ended September 30, 2006. The increase is a result of a $10.2 million increase mainly from issuance of our 14 1/4 % Senior Secured Notes, offset by a $6.1 million decrease mainly resulting from reductions in the outstanding principal amount of our October 1999 Senior Notes with a stated interest rate of 12 3/4 % and the retirement in full of our 2000 Convertible Subordinated Debentures with a stated interest rate of 5 3/4%.

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

Gain (loss) on early extinguishment or restructuring of debt was a $7.9 million loss for the nine months ended September 30, 2007 comparing to a $7.4 million gain for the nine months ended September 30, 2006. In third quarter 2007, we made open market purchases of $3.2 million principal amount of our October 1999 Senior

Notes resulting in a $43 thousand gain on early extinguishment of debt including the write-off of related deferred financing costs. We also recognized a $0.5 million gain on forgiveness of equipment financing in Brazil. The gains were offset by additional costs on restructuring of debt related to our 14 1/4% Senior Secured Notes and 5% Exchangeable Senior Notes. In the second quarter 2007, we converted $5.0 million principal amount of our Step Up Convertible Subordinate Debentures to 6.0 million shares of our common stock resulting in an induced debt conversion expense of $2.3 million, which includes deferred financing cost and discount write-offs. In the first quarter 2007, we issued in a private transaction $57.2 million principal amount of the 14 1/ 4% Senior Secured Notes, in exchange for $40.7 million principal amount of the Company’s outstanding October 1999 Senior Notes and $23.6 million in cash . This exchange was deemed a debt modification, resulting in a $5.1 million loss on restructuring of debt for financing costs incurred. The remaining $0.9 million of expense resulted from costs related to the early retirement of the Canadian credit facility.

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

Foreign currency transaction gain increased $21.8 million to $30.3 million for the nine months ended September 30, 2007 from $8.5 million for the nine months ended September 30, 2006. The gain or loss is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense) was a $3.5 million benefit for the nine months ended September 30, 2007 compared to $3.7 million expense for the nine months ended September 30, 2006. Both periods include foreign withholding tax on intercompany interest and royalty fees owed to a United States subsidiary by our Canadian and Australian subsidiaries, and the nine months ended September 30, 2007 reflects a $5.2 million reduction of the Company’s unrecognized tax benefits and a $0.7 million refund recognized by our Australian subsidiary.

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

Net cash provided by operating activities was $8.2 million for the nine months ended September 30, 2007 as compared to net cash provided by operating activities of $9.0 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net income, net of non-cash operating activity, provided $12.4 million of cash. In addition, cash was increased by a reduction in accounts receivable of $0.3 million, a reduction in prepaid expenses and other assets of $3.9 million and an increase of our accounts payable of $2.8 million. In 2007, we used $8.2 million to reduce accrued interconnection costs, $1.0 million to reduce our deferred revenue, accrued expenses, accrued income taxes and other liabilities and $2.0 million to reduce our accrued interest. For the nine months ended September 30, 2006, net income, net of non-cash operating activity, provided $11.4 million of cash. In addition, cash was increased by reductions in accounts receivable of

$15.6 million, increases in deferred revenue, accrued expenses, accrued income taxes and other liabilities of $7.3 million, and reductions in prepaid expenses and other current assets of $7.2 million. During the nine months ended September 30, 2006, we used $28.4 million to reduce accounts payable and accrued interconnection costs.

Net cash used in investing activities was $24.1 million for the nine months ended September 30, 2007 compared to $10.0 million for the nine months ended September 30, 2006. Net cash used in investing activities during the nine months ended September 30, 2007 included $29.7 million of capital expenditures, offset by $5.9 million net cash proceeds from the disposition of our Australian Planet Domain subsidiary and German Citrus subsidiary. Net cash used by investing activities during the nine months ended September 30, 2006 included $23.9 million of capital expenditures primarily for additions to our DSL networks in Australia and Canada and back office support systems, offset by a $1.2 million decrease in restricted cash and $12.7 million net cash proceeds primarily from the disposition of our India operation.

Net cash provided by financing activities was $57.0 million for the nine months ended September 30, 2007 as compared to net cash provided by financing activities of $28.3 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, net cash provided by financing activities consisted of $102.7 million from the issuance of $75.2 million principal amount of 14 1/4 % Senior Secured Notes for $69.2 million in net cash and $35.0 million from a credit facility with a financial institution (less $1.5 million in financing costs) and $19.2 million from the sale of our 22.5 million shares of registered common stock; partially offset by the retirement in full of $22.7 million principal amount of our 2000 Convertible Subordinated Debentures, the retirement of $3.2 million principal of our October 1999 Senior Notes, the repayment in full of a $29.9 million Canadian loan facility and $5.6 million principal payments of capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the nine months ended September 30, 2006, net cash provided by financing activities consisted of $32.4 million from the issuance of $24.1 million 5% Exchangeable Senior Notes for $20.6 million in cash (less $2.9 million in financing costs) and the issuance of $14.8 million through an amended and restated loan facility with a Canadian financial institution, $5.0 million, less issuance costs, from the sale of 6.7 million shares of our common stock pursuant to a subscription agreement with an existing stockholder, partially offset by $9.1 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

As of September 30, 2007, we had $108.7 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for at least the next twelve months.

We have successfully executed a number of liquidity-enhancing initiatives that enabled us to fund fully our 2007 business plans. As a result of these transactions, we have extended our debt maturities and have added financial flexibility, subject to the limitations noted below, to make additional investments in our higher margin growth businesses, as well as to consider potentially attractive acquisitions. Broadband, VOIP, local, wireless, data and hosting services are currently generating an annualized revenue run-rate of nearly $220 million. However, we expect overall revenue to decline in 2007 as compared to 2006, particularly as a result of expected decline in our legacy voice and dial-up Internet businesses as well as our ongoing program to sell, prune or divest low-margin, or non-core revenue streams. Our challenge is to have contribution from these growth products eclipse the decline in our legacy businesses.

As of September 30, 2007, we had $38.3 million in future minimum purchase obligations, $29.9 million in future operating lease payments and $689.9 million of indebtedness. Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other (2)	Senior Notes	Convertible and Exchangeable Notes (3)	Step Up Subordinated Debentures	Senior Secured Notes	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2007(as of Sept 30, 2007)	$2,585	$3,151	$1,086	$1,515	$1,407	$—	$7,710	$7,528	$3,704	$28,686
2008	10,293	12,528	3,498	21,831	5,713	1,724	15,420	19,567	10,663	101,237
2009	4,128	12,409	3,347	49,404	5,713	24,280	15,420	6,511	7,406	128,618
2010	3,237	12,290	3,347	18,800	137,878	—	15,420	2,300	4,676	197,948
2011	338	94,250	3,347	18,800	—	—	115,920	1,568	1,640	235,863
Thereafter	719	—	35,881	282,000	—	—	—	784	1,834	321,218

Total Minimum Principal & Interest Payments	21,300	134,628	50,506	392,350	150,711	26,004	169,890	38,258	29,923	1,013,570
Less: Amount Representing Interest	(2,249)	(37,128)	(14,959)	(129,777)	(17,139)	(3,522)	(61,680)		—	(266,454)

Face Value of Long-term Obligations	19,051	97,500	35,547	262,573	133,572	22,482	108,210	38,258	29,923	747,116
Less: Amount Representing Premium (Discount)	—	—	—	—	(1,143)	(2,438)	6,071	—	—	2,490
Add: Exchangeable Notes Interest Treated as Long- Term Obligations	—	—	—	—	8,448	—	—	—	—	8,448

Book Value of Long-Term Obligation	$19,051	$97,500	$35,547	$262,573	$140,877	$20,044	$114,281	$38,258	$29,923	$758,054

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 11.9%, which is the interest rate at September 30, 2007.

(2)	For preparation of this table, we have assumed the interest rate of the Financing Facility to be 9.38%, which is the interest rate at September 30, 2007.

(3)	For preparation of this table, we have shown separately the cash interest payments of PTHI’s 5% Exchangeable Senior Notes as a portion of long-term obligations (see “Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2007, 2008, 2009 and 2010 is $1.4 million, $2.8 million, $2.8 million and $1.4 million, respectively.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $7.5 million, $19.6 million, $6.5 million, $2.3 million, $1.6 million and $0.8 million in remaining 2007, 2008, 2009, 2010, 2011 and 2012 respectively.

The indentures governing the senior notes, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures, convertible subordinated debentures, senior secured notes and the senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by us. We were in compliance with the above covenants at September 30, 2007.

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

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q and elsewhere constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•

expectations of future growth, creation of shareholder value, revenue, foreign revenue contributions and net income, as well as income from operations, margins, earnings per share, cash flow and cash sufficiency levels, working capital, network development, customer migration and related costs, spending on and success with new product initiatives, including the development of broadband Internet, VOIP, wireless, local, data and hosting services, traffic development, capital expenditures, selling, general and administrative expenses, income tax expense, fixed asset and goodwill impairment charges, service introductions, cash requirements and potential asset sales;

•

increased competitive pressures, declining usage patterns, and our growth products, bundled service offerings, the pace and cost of customer migration onto our networks, the effectiveness and profitability of the new products;

•	financing, refinancing, de-leveraging and/or debt repurchase, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecasts;

•	assumptions regarding currency exchange rates;

•	timing, extent and effectiveness of cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, asset dispositions, product plans, performance and results;

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings; and

•	ability to generate net cash proceeds over the next two years from the disposition of selective assets without material impairment to profitability.

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

•

restrictions on our ability to execute certain strategies or complete certain transactions as a result of our inexperience with new products, or limitations imposed by available cash resources, our capital structure or debt covenants;

•

risks associated with our limited DSL, Internet, VOIP, data and hosting and wireless experience and expertise, including effectively utilizing new marketing channels such as interactive marketing employing the Internet;

•	entry into developing markets;

•	aggregate margin contribution from the new products is not sufficient in amount or timing to offset the margin decline in our legacy long distance voice and dial-up ISP businesses;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel;

•	risks and costs associated with our effort to locate certain activities and functions off-shore;

•	risks associated with international operations;

•	dependence on effective information systems;

•	possible claims for patent infringement on products or processes employed in providing our services;

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

Foreign currency can have a major impact on our financial results. Currently in excess of 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Credit Agreement. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. Given the current divergence in exchange rates affecting the functional currencies in our major markets as compared to the USD, we will explore whether hedging activities may provide benefit to us.

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

In the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, the USD was weaker on average as compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (16)%, (8)%, 9% and (32)% in local currency compared to the three months ended September 30, 2006, but increased (decreased) (6)%, (2)%, 14% and (27)% in USD, respectively. Our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (15)%, (10)%, 9% and (46)% in local currency compared to the nine months ended September 30, 2006, but increased (decreased) (7)%, (8)%, 15% and (41)% in USD, respectively.

Interest rates—The majority of our long-term debt obligations are at fixed interest rates at September 30, 2007. In February 2005, we obtained a $100 million senior secured loan facility, which has a variable interest rate feature. In March 2007, we entered into a senior secured credit agreement with a variable interest rate. However, that rate has been fixed in October 2007. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. We do not currently anticipate entering into additional interest rate swaps and/or similar instruments.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, senior secured notes, convertible senior notes, exchangeable senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at September 30, 2007. In the case of the convertible senior notes and convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features and excludes an unamortized debt premium (net of discount) of $2.5 million and future cash interest payments of $8.4 million from our 5% Exchangeable Senior Notes that are treated as long term obligations (see Note 4—“Long-Term Obligations”).

	Year of Maturity
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Fixed Rate	$2,421	$9,376	$53,767	$136,613	$108,513	$235,745	$546,435	$442,425
Average Interest Rate	8%	9%	10%	4%	14%	8%	9%
Variable Rate	$250	$1,000	$1,000	$1,000	$94,250	$35,000	$132,500	$132,500
Average Interest Rate	12%	12%	12%	12%	12%	9%	11%

ITEM 4.	CONTROLS AND PROCEDURES

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

Evaluation of Internal Control Over Financial Reporting.

As part of our compliance efforts relative to Section 404 of Sarbanes-Oxley Act of 2002, management assessed the effectiveness of internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment, management identified a material weakness in our internal control over accounting for income taxes. The material weakness in internal control related to a lack of personnel with adequate expertise in income tax accounting matters, a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures. These deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by our internal control over financial reporting. Because of this material weakness in internal control over financial reporting, management concluded that, as of December 31, 2006, our internal control over financial reporting was not effective based on the criteria set forth by COSO.

Changes in Internal Control.

Our Principal Executive Officer and our Principal Financial Officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or is reasonably likely to affect materially, our internal control over financial reporting, except for the items noted below.

During the quarter ended September 30, 2007, in order to strengthen our internal controls over accounting for income taxes and help remediate the material weakness identified above, management hired a Corporate Tax Director, who has significant expertise in income tax accounting matters, and a Senior Manager of Tax for United States operations to handle all other United States tax matters. However, management believes the material weakness in internal control over financial reporting described in the first two paragraphs of this Item is still applicable as of the quarter ended September 30, 2007.

In addition, several finance functions from our United Kingdom offices and functions from our United States offices were outsourced to India during the quarter. Management believes that the respective controls remain the same with only the location having changed. Therefore, our Principal Executive Officer and our Principal Financial Officer have concluded that there have been no changes in our internal control over financial reporting related to these outsourced processes.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 26, 2007, a group of plaintiffs who allegedly held approximately $91 million principal amount of 8% Senior Notes due 2014 issued by Primus Telecommunications Holding, Inc., (“Holding”), a wholly owned subsidiary of Primus Telecommunications Group, Incorporated (“Group”), filed suit in the United States District Court for the Southern District of New York alleging, among other things, that Group and Holding were insolvent and that funds to be used to make a February 15, 2007 principal payment of $22.7 million to holders of Group’s outstanding 2000 Convertible Subordinated Debentures had been or would be impermissibly transferred from Holding or its subsidiaries to Group. The plaintiffs allege that the intercompany transfers were or would be fraudulent conveyances or illegal dividends and that the February 15, 2007 payment by Group to holders of the 2000 Convertible Subordinated Debentures also would be a fraudulent transfer. The complaint sought declarative and injunctive relief to prevent, set aside or declare illegal or fraudulent certain transfers of funds from Holding to Group and injunctive relief to prevent certain payments or disbursements of funds by Group in respect of outstanding obligations of Group that were payable, including the $22.7 million payable by Group in respect of Group’s outstanding 2000 Convertible Subordinated Debentures due February 15, 2007. Plaintiffs were allowed expedited discovery and moved for a preliminary injunction to prevent Group from making the February 15, 2007 payment. On February 14, 2007, after a three-day trial, the plaintiffs’ request for a preliminary injunction was denied by the court. Accordingly, on February 15, 2007, Group satisfied and paid the $22.7 million in respect of the 2000 Convertible Subordinated Debentures. On July 27, 2007, the remaining plaintiffs filed with the court their Notice of Dismissal, without prejudice, of all claims asserted against Group and Holding.

On July 16, 2007, Rates Technology, Inc. (“RTI”) filed a complaint in the United States District Court for the District of Delaware alleging that Lingo VoIP services and technology infringe United States Patent Nos. 5,425,085 and 5,519,769. On September 27, 2007, the Company and RTI executed a Covenant Not to Sue in which Primus, among other things, denied infringement. The amount of the settlement is not material.

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

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006, which condition still existed at September 30, 2007, due to the material weaknesses that existed in our internal control over accounting for income taxes. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or newly identified material weaknesses in internal control over financial reporting.

In performing an internal control assessment at the end of 2006, our management identified a material weakness in our internal control over financial reporting, which condition still existed at September 30, 2007. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weaknesses identified by our management, see Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the period ended December 31, 2006 and Item 4. Controls and Procedures in this Quarterly Report. To address the material weakness, we performed additional analysis and other post-closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles. These additional procedures were costly, time consuming and required us to dedicate a significant amount of our resources, including the time and attention of our senior management, toward the correction of these problems. Performing these additional procedures in the future, could cause delays in the filing of our periodic and annual reports to the SEC.

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

During the third quarter of 2004 we accelerated initiatives to become an integrated wireline, wireless and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline and dial-up ISP customers to our competitors’ bundled wireless, wireline and broadband service offerings. Our experience in providing these new products in certain markets and in providing these bundled service offerings is limited. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expect that we will experience increased competition from traditional telecommunications carriers and cable companies and other new entrants that expand into the market for broadband, VOIP, Internet services, data and hosting and traditional voice services, and regulatory developments may impair our ability to compete. Therefore, future operations involving these individual or bundled services may not succeed in the competitive environment, and we may not be able to expand successfully; may experience margin pressure; may face quarterly revenue and operating results variability; may have limited resources to develop and to market the new services; and have heightened difficulty in establishing future revenues or results. As a result, there can be no assurance that we will reverse recent revenue declines or maintain or increase revenues or be able to generate income from operations or net income in the future or on any predictable or timely basis.

We may be exposed to significant liability resulting from our noncompliance with FCC Orders regarding enhanced 911 (E911) services.

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers by November 2005. LINGO, a subsidiary of ours which sells such interconnected VOIP services, was unable, like many interconnected VOIP providers in the industry, to meet this deadline for all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service, and the FCC has not yet addressed our waiver petition. As of October 19, 2007, approximately 5.9% of our LINGO customers were without E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties, and/or cease and desist orders prohibiting LINGO from providing service on the federal and state levels.

The FCC rules also required interconnected VOIP providers to distribute stickers and labels informing customers of the emergency service limitations associated with the service, as well as to notify and obtain affirmative acknowledgement from customers that they were aware of all of the emergency service limitations associated with the service. The FCC’s Enforcement Bureau released an order providing that the Enforcement Bureau will not pursue enforcement against interconnected VOIP providers that have received affirmative acknowledgement from at least 90% of their subscribers. We have received affirmative acknowledgement from substantially all of our customers and have effectively satisfied this requirement of the rule. LINGO’s current services are more limited than the E911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers’ receipt of the emergency assistance. Despite the fact that we have notified our customers and received affirmative acknowledgement from substantially all of our customers that they understand the differences between the access we provide to emergency services as compared to those available through traditional wireline telephony providers, injured customers may attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure to comply with the FCC mandated E911 service for interconnected VOIP providers. Our resulting liability could be significant.

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking Proceeding considering the imposition of additional VOIP E911 obligations on interconnected VOIP providers, like us. Specifically, the Commission is considering requiring interconnected VOIP providers to determine automatically the physical location of their customer rather than allowing customers to manually register their location. Moreover, the Notice includes a tentative conclusion that all interconnected VOIP service providers that allow customers to use their service in more than one location (nomadic VOIP service providers such as us) must utilize automatic location technology that meets the same accuracy standards applicable to providers of mobile phone service providers. At this time, we are unable to predict the outcome or its impact on us.

The FCC’s extended CPNI rules to interconnected VoIP providers.

On April 2, 2007, the FCC extended customer proprietary network information, or CPNI, rules to interconnected VOIP providers, like us. CPNI includes information that appears on customers’ bills such as called telephone numbers, the frequency, duration, time and length of calls; and any services or features purchased by the consumer, like caller ID. Pursuant to the CPNI rules, interconnected VOIP providers may not use CPNI without obtaining customer consent except in limited circumstances. Moreover, interconnected VOIP providers are required to adhere to a particular customer approval processes when using CPNI outside of pre-defined limits. Effective December 8, 2007, we will be required to adhere to specific CPNI rules when using CPNI for marketing purposes. Accordingly, we must implement internal processes in order to comply with the FCC’s CPNI rules. We cannot predict the impact of this change on our profitability or retail prices at this time.

We may be exposed to liability resulting from FCC Orders regarding Access for people with Disabilities.

On June 15, 2007, the FCC applied the disability access requirements of Sections 225 and 255 of the Communications Act to providers of interconnected VOIP services, like us, and to equipment manufacturers that make equipment to use with those services. Section 255 of the Communications Act requires, if readily achievable, service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities. Where readily achievable, the relevant regulations also require service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities and that employee training account for accessibility requirements. In addition, the FCC said that interconnected VOIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services. At this time, we are not in compliance with these rules. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties. On October 10, 2007, the FCC granted a limited waiver of the 711 call handling requirement. While still mandating that interconnected VOIP providers like us are required to transmit 711 calls to a relay center, the FCC waived the requirement, for a period of six months, insofar as it requires such providers to transmit the 711 call to an “appropriate relay center,” meaning the relay center(s) serving the state in which the caller is geographically located or the relay center(s) corresponding to the caller’s last registered address. We are working on implementing a call routing solution which will route 711 calls to the appropriate relay center as defined in the FCC’s order but cannot predict whether we will be in compliance at the end of the waiver period.

Our profitability may be reduced or our retail prices may rise due to increased regulation or the imposition of additional taxes, fees and surcharges.

On August 6, 2007, the FCC released a Report and Order regarding the collection of regulatory fees for Fiscal Year 2007 (“Fees Order”). Pursuant to the Fees Order, the FCC mandated the collection of such fees from interconnected VOIP service providers like us. The Fees Order mandates that interconnected VOIP providers pay regulatory fees based on reported interstate and international revenues. The Regulatory Fee Order is not yet effective. Regulatory fees for Fiscal Year 2007 will be due in 2008 during a separate filing window yet to be determined. Fiscal Year 2008 fees will also be paid in 2008 during the normal regulatory fee payment window. The assessment of regulatory fees to our service will increase our costs and reduce our profitability or cause us to increase the price of our retail service offerings.

We cannot predict the impact of any future laws, regulations and orders adopted either domestically or abroad on our operations and services. But increased regulation and the imposition of additional taxes, fees and surcharges increases the costs associated with providing our service and such taxes, fees and surcharges may or may not be recoverable from our customers. If we choose to absorb such costs, our profit margins would likely decrease. Moreover, even if such costs are recoverable or if we choose to maintain profitability, we may need to increase the retail price of our service that could result in making our service less competitive both with other providers of interconnected VOIP service providers and traditional providers of telecommunications services. The net effect could reduce the number of our subscribers and reduce our profit margin.

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

Our repositioning in the marketplace may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage this change effectively, we must continue to implement and improve our operational and financial systems and controls, invest in critical network infrastructure to maintain or improve our service quality levels, purchase and utilize other transmission facilities, and train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, on our support, sales and marketing and administrative resources and on our network infrastructure. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required, such as our off-shoring certain functions. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting.

We have experienced significant historical, and may experience significant future, operating losses and net losses which may hinder our ability to meet our debt service or working capital requirements.

As of December 31, 2006, we had an accumulated deficit of $(1,083.0) million. We incurred net losses of $(34.6) million in 2002, $(10.6) million in 2004, $(149.2) million in 2005, and $(238.0) million in 2006. During the year ended December 31, 2003, we recognized net income of $54.8 million, of which $39.4 million is the positive impact of foreign currency transaction gains. We cannot assure you that we will recognize net income, or reverse recent net revenue declines in future periods. If we cannot generate net income or operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We have significant international operations and, for the three months ended September 30, 2007, derived 80% of our net revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets. In addition, operating in international markets generally involves additional risks, including unexpected changes in regulatory requirements, taxes, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

Because a significant portion of our business is conducted outside the United States, fluctuations in foreign currency exchange rates could adversely affect our results of operations.

A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. See “Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening or weakening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions. During the fourth quarter 2007, we completed a forward currency contract required by the new Canadian credit facility. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulated other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony, the need to provide emergency calling services in a manner required by the FCC that is not yet available commercially on a nation-wide basis and the ability to access broadband networks owned and operated by others; if regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and operating costs may increase; (3) general changes in access charges, universal service and regulatory fee payments would affect our cost of providing long distance services; (4) the ultimate regulatory resolution regarding efforts by Telstra in Australia to increase prices and charges and to build a new broadband network that could adversely impact our current DSL network; (5) general changes in access charges and contribution payments could adversely affect our cost of providing long distance, wireless, broadband, VOIP, local and other services; and (6) regulatory proceedings in Canada evaluating whether and the extent to which regulation should mandate access to networks and interconnection. Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

As of October 31, 2007, funds affiliated with American International Group, Incorporated (AIG Entities) beneficially owned 11% of our outstanding common stock, which was acquired through the conversion of their Series C Preferred Stock. As a result of such share ownership, these holders can exercise influence over our affairs through the provisions of a certain Governance Agreement between such holders and us, dated November 4, 2003, that provide for their right to nominate a candidate for election by our stockholders to the board of directors and nominate one non-voting board observer, in each case subject to the maintenance of certain minimum ownership levels of our common stock and the board’s right to exercise its fiduciary duties.

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

At the Company’s Annual Meeting of Stockholders held on June 19, 2007, the stockholders of the Company, holding 114,132,164 shares of record elected John G. Puente and Douglas M. Karp to serve as Directors of the Company for a three-year term. The voting results were as follow: 84,123,826 and 84,102,727 were in favor of Mr. Puente and Mr. Karp, respectively, and 1,080,509 and 1,101,608 were withheld for Mr. Puente and Mr. Karp, respectively. Paul G. Pizzani, David E. Hershberg, Pradman P. Kaul, K. Paul Singh, and John F. DePodesta continued as directors of the Company after the meeting, along with Messrs. Puente and Karp.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: November 9, 2007	By:	/s/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2007	By:	/s/ TRACY B. LAWSON
Tracy B. Lawson
Vice President—Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	First amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on From S-8, No. 333-56557.

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.3	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

31	Certifications.

32	Certification.*

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.