Form 10-K
period 2007-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2008-03-17
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2007

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

Non-affiliates of Primus Telecommunications Group, Incorporated held 100,137,820 shares of Common Stock as of June 30, 2007. The fair market value of the stock held by non-affiliates is $100,137,820 based on the sale price of the shares on June 30, 2007.

As of February 29, 2008, 142,632,540 shares of Common Stock, par value $.01, were outstanding.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

We are an integrated facilities based telecommunications services provider offering a portfolio of international and domestic voice, wireless, Internet, voice-over-Internet protocol (VOIP), data and hosting services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, the United Kingdom (UK) and western Europe. Our focus is to service the demand for high quality, competitively priced communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of broadband, Internet, VOIP, wireless and data traffic.

We target customers with significant telecommunications needs, including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers. We provide services over our global network, which consists of:

•

18 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct voice traffic across the network) in the United States, Canada, Europe and the Asia-Pacific region;

•

approximately 500 interconnection points to the Company’s network, or points of presence (POPs), which includes digital subscriber line access multiplexers (DSLAMs), which is equipment that allows digital traffic to flow over copper wiring, within its service regions and other markets;

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

The services we offer can be classified into three main product categories: voice, data/Internet and VOIP services. Within these three main product categories, we offer our customers a wide range of services, including:

•	international and domestic long distance services over traditional networks;

•	wholesale and retail VOIP services, including hosting of commercial VOIP systems;

•	high-speed, dedicated and dial-up Internet access;

•	local voice services;

•	ATM+IP broadband services;

•	data center services, including collocation, Internet access and managed services;

•	wireless services; and

•	prepaid services, toll-free services and reorigination services.

Generally, we price our services competitively or at a discount with the major carriers and service providers operating in our principal service regions.

Over the past few years we have selectively targeted opportunities to participate in growth areas for telecommunications—broadband, VOIP, local, wireless, data and hosting. We have sought to accomplish this objective by enhancing investment in network infrastructure to support new customers and the migration of existing customers onto the PRIMUS network, investing prudently in sales and marketing programs and direct sales and telemarketing personnel to increase revenue and contribution from these products, and continuing targeted investments to support increased customer retention efforts.

Operating Highlights and Accomplishments in 2007 and Subsequent Events:

•

We invested throughout 2007 in improving the competitive position of PRIMUS as an integrated provider of telecommunication services. The 2007 investments included the expansion of local and digital subscriber line (DSL) networks and data centers in Australia and Canada. Our 2007 net revenue from broadband, VOIP, wireless, local, data and hosting services increased by $24.7 million to $216.9 million in 2007 from $192.2 million in 2006.

•

Net revenue decreased by 10% to $902.2 million for the year ended December 31, 2007 from $1,002.4 million for the year ended December 31, 2006. A $37.2 million decline in wholesale services revenue and a $46.2 million decline in prepaid services revenue, in aggregate, account for 83% of the decline.

•

Selling, general and administrative expense in 2007 was $284.0 million (31.5% of net revenue) as compared to $284.3 million (28.4% of net revenue) in 2006, reflecting continued non-sales and marketing cost reductions being applied towards an increase in sales and marketing activities, including advertising, outbound telemarketing, direct sales representatives, affinity program commissions and promotions.

•

Our income from operations was $31.3 million for the year ended December 31, 2007, a $245.4 million improvement over a loss from operations of ($214.1) million for the year ended December 31, 2006, which included ($225.3) million asset impairment write-down and loss on sale or disposal of assets charges.

•	Net cash provided by operating activities was $11.5 million for the year ended December 31, 2007 compared to $12.9 million for the year ended December 31, 2006.

•

We reduced debt by retiring $5.0 million principal amount of our step up convertible subordinated debentures due 2009 (“Step Up Convertible Subordinated Debentures”) for 6.0 million shares of our common stock and by purchasing at a discount $10.5 million principal amount of our 12 3/4% senior notes due 2009 (“October 1999 Senior Notes”).

•

In February 2007, we issued in a private transaction $57.2 million principal amount of 14 1/4% Senior Secured Notes, due 2011 (the “14 1/4% Senior Secured Notes”), in exchange for $40.7 million principal amount of our outstanding October 1999 Senior Notes and $23.6 million in cash. In March 2007, we issued an additional $51.0 million principal amount of 14 1/4% Senior Secured Notes for cash with a $0.3 million discount.

•	In February 2007, we renegotiated the payment terms of our promissory note payable to Optus Networks Pty. Limited extending the payment schedule through December 2008 with equal monthly payments.

•	In February 2007, we paid off $22.7 million in principal amount of the maturing 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”).

•

In February 2007, we sold our Australian domain name registry and web hosting subsidiary, Planet Domain. The sale price was $6.5 million ($8.3 million Australian dollar (AUD)). We received $5.5 million in net cash proceeds from the transaction after closing adjustments.

•

In March 2007, our wholly owned Canadian subsidiary entered into an agreement with a financial institution to refinance an existing credit facility. The existing Canadian credit facility was scheduled to mature in April 2008, and the refinancing matures in March 2012.

•	In July 2007, we sold 22.5 million shares of our common stock to certain investors for $19.3 million cash.

•

In August 2007, we sold our 51% interest in our German telephone system installation subsidiaries. The sale price was $0.8 million (0.6 million Euros (EUR)), which included $0.5 million (0.4 million EUR) in cash and $0.3 million (0.2 million EUR) for payment of outstanding intercompany debt. For the intercompany debt payment, we received $0.1 million (0.1 million EUR) in cash at closing. The balance owing is represented by a note receivable and will be paid in fifteen equal installment payments.

•

In December 2007, we paid off early at a discount our $4.9 million debt with Southern Cross Cable Limited (“SCCL”), which had originally financed the purchase of fiber optic capacity on an indefeasible rights of use (IRU) basis.

•

In the first quarter of 2008, we reduced debt by purchasing at a discount $7.0 million principal amount of our Step Up Convertible Subordinated Debentures and by purchasing at a discount $0.8 million principal amount of our October 1999 Senior Notes.

Operating Highlights and Accomplishments in 2005 and 2006:

In 2005 and 2006, we focused on a four-pronged strategy that involved driving new product revenue growth, enhancing margin, cutting and managing costs and strengthening the balance sheet.

Initiatives and results from our efforts to drive new product revenue growth, enhance margin, and cut costs:

•

We focused on products in the broadband, local, wireless, VOIP, data and hosting business and concentrated resources on the most promising initiatives. Our approach was focused on bundling services to end-user customers; leveraging our existing global voice, data and Internet network and utilizing established distribution channels and back-office systems.

•	We increased scale on these products, invested in broadband infrastructure in high density locations and began migrating customers onto our network.

•

We invested throughout 2006 in improving our competitive position by transforming PRIMUS into a fully integrated provider of voice, broadband, VOIP, wireless, internet and data services. This investment included the build-out of local and DSL networks in Australia and Canada. Net revenue from these growth products increased by $50.4 and $88.2 million in 2006 and 2005 respectively from $53.6 million in 2004.

•

As a result of cost containment efforts, efficiency improvements and reductions in prepaid services commissions, our 2006 and 2005 financial results included a $91.7 million and $13.7 million decrease in selling, general and administrative expenses, respectively.

•

Net cash provided by operating activities improved by $63.6 million to $12.9 million for the year ended December 31, 2006 from net cash used in operating activities of $(50.7) million for the year ended December 31, 2005. Net cash provided by (used in) operating activities decreased by $124.1 million to ($50.7) million for the year ended December 31, 2005 from $73.4 million for the year ended December 31, 2004. A major factor contributing to the 2005 decrease was the investments in developing new products and bringing them to market.

Initiatives and results from our efforts to strengthen the balance sheet:

In 2005:

•

We reduced certain debt in 2005 including retiring $25.6 million in principal amount of our senior notes and convertible subordinated debentures as well as payments of scheduled principal amortization. In particular, the following debt securities were retired through debt for equity exchanges during 2005: $17.0 million of the 2000 Convertible Subordinated Debentures and $8.6 million of the October 1999 Senior Notes for 15.0 million shares of our common stock, in aggregate.

•

Our direct wholly-owned subsidiary, Primus Telecommunications Holding, Inc. (PTHI), secured a six-year, $100 million senior secured term loan facility (the “Facility”). Terms of the Facility include pricing at the London Inter-Bank Offered Rate (LIBOR) + 6.50% and contain no financial maintenance covenants. The Facility is guaranteed by the Company and certain of PTHI’s subsidiaries and is secured by certain assets of PTHI and its guarantor subsidiaries and certain pledges of stock.

In 2006:

•

We reduced debt by retiring $2.5 million principal amount of our October 1999 Senior Notes for 1,825,000 shares of our common stock. We extended debt maturities by exchanging $27.4 million principal amount of our 2000 Convertible Subordinated Debentures for $27.5 million principal amount of our Step Up Convertible Subordinated Debentures. We also exchanged $54.8 million principal amount of the Company’s 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) and $20.5 million in cash for $56.3 million principal amount of the 5% exchangeable senior notes due June 2010 (“5% Exchangeable Senior Notes”) issued by PTHI.

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

•

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

•

In May 2006, we entered into a Share Purchase Agreement (“SPA”) with Videsh Sanchar Nigam Limited (“VSNL”), a leading international telecommunications company and member of the TATA Group, whereby VSNL purchased 100% of the stock of Direct Internet Limited (“DIL”), whose wholly-owned subsidiary, Primus Telecommunications Limited (“PTIL”), was primarily engaged in providing fixed broadband wireless Internet services to enterprise and retail customers in India. The total purchase consideration was $17.5 million. We received $13.0 million in net cash proceeds from the transaction at closing on June 23, 2006, after closing adjustments. The net assets of DIL were $8.9 million at June 23, 2006.

Strategy

We are pursuing a strategy designed to enhance the growth of broadband, VOIP, local, wireless, data and hosting services revenue and contribution, while slowing the decline in revenue and contribution from our legacy voice and dial-up Internet products. Key elements of our strategy to achieve these objectives are the following:

•

Provide Integrated Local and Long Distance Voice, VOIP, Broadband, Wireless, Data and Hosting Services: In 2004, we began the process to transform the Company from its core businesses of long distance voice and dial-up ISP services into an integrated provider of local and long distance voice, VOIP, broadband, wireless, data and hosting services. We have introduced new products in local, wireless, broadband, VOIP, data and hosting services that generate high margins. These efforts have enhanced our bundled service capabilities, and as a result, we believe that these efforts have reduced the competitive vulnerability of our core retail voice long distance and dial-up ISP businesses. These products will also provide us with long-term growth potential in local, VOIP, wireless, broadband, data and hosting markets where we had previously not been a significant provider.

•

Bundling of Traditional Voice Services with Growth Products: By bundling our traditional long distance voice services with local, broadband, wireless, data and hosting services, we seek to increase net revenue per customer and improve our competitive ability to attract and retain business and residential customers.

•

Focus on Profitable Markets and Higher Margin Retail Customers and Services: We are focused on specific, large, developed markets. Our target customer base consists of SMEs, multinational corporations and residential customers, particularly ethnic customers, who have international telecommunications needs, in addition to needs for domestic voice, Internet, wireless and data services.

•

Maximize Cash Flow Through Our 2007-2008 Transformation Strategy: Continuing from 2007 our primary objective is to concentrate our resources on growth products that offer the most attractive returns and growth potential, such as our local, DSL, VOIP, data and hosting initiatives. Another principal focus for management during 2007 and 2008 is to develop and execute strategies to generate additional cash to fund promising projects through a combination of potential balance sheet deleveraging, opportunistic equity capital infusion, continued cost cutting and selected asset sales. We plan to continue to reduce our non-sales and marketing cost structure through increased outsourcing and/or off-shoring at lower cost locations globally; improve coordination among our business units to deliver synergy savings; and maintain an aggressive cost management program. Re-deploying the resultant savings back into sales and marketing activities with attractive payback parameters should, in turn, improve profitability.

•

Leverage Our Global Network Infrastructure: We have invested in developing our global, voice and data network and our product capabilities. By increasing the volume of voice and data traffic that we carry over our network, we are able to reduce transmission costs and other operating costs as a percentage of net revenue, improve service quality and enhance our ability to introduce new products and services. In addition, by leveraging multiple customer segments in different geographical regions, including retail and carrier customers, we achieve greater utilization of our network assets, because our network experiences multiple periods of peak usage throughout each day. Capital expenditures in 2008 are expected to be in the range of $30 million to $35 million (versus $45 million in 2007), a majority of which will be dedicated to expanding the footprint and capacity of our broadband, data, and hosted IP infrastructure to accommodate increased on-net traffic.

Description of Operating Markets

Our operations in each of our four primary markets are described below. Management organizes the enterprise into four geographic areas—United States, Canada, Europe and Asia-Pacific. The Australian market is a substantial portion of the Asia-Pacific market. See the footnote within Item 8—“Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Operating Segment and Related Information,” for further information regarding our segments.

Australia. Our Australian operations represented 32% of our 2007 net revenue and offers a comprehensive range of voice, data, broadband and dial-up Internet, wireless, local, VOIP, data and hosting products, servicing both residential and business sectors. The Primus network employs Nortel DMS-100 telephone exchanges in Sydney, Melbourne, Brisbane, Perth and Adelaide operating through 66 national POPs to provide national coverage for voice services. Primus operates a prepaid calling platform as well and another platform for delivery of enhanced toll-free service. The voice network supports direct access ISDN and telephone line services across Sydney, Melbourne, Brisbane, Perth and Adelaide and some select regional areas of the country. VOIP services are offered to business and consumer customers off softswitch platforms operating in Sydney and Melbourne. Primus owns a national IP network for delivery of business and consumer Internet service. Dial-up Internet is available nationally through 66 POPs under a single access code. DSL service is provided on-net through 214 Primus DSLAMs (expanding by 40 more in 2008) and via wholesale DSLAM access providing reach to more than 800 exchanges nationally. Primus DSLAMs are capable of delivering a full suite of telecommunication products including assymmetric and symmetric IP services, telephone line, ISDN, frame relay and ATM. Primus offers ATM, frame relay, IP VPN with QOS and managed routers. Metropolitan fiber networks employing exist in Sydney, Melbourne, Brisbane, Perth and Adelaide to provide high capacity backhaul for domestic carrier interconnects, DSLAM backhaul and fiber connectivity to select customer premises.

A data center in Melbourne, which was recently expanded, offers hosting and e-commerce applications and services while collocation facilities exist in Sydney, Brisbane, Adelaide and Perth. The amalgamation of these centers provides our Australian operations the capacity to offer multiple data service to a large portion of the country.

We market our services through a combination of direct sales to corporate and SME customers, independent agents, which market to retail business and residential customers, and telemarketing and media advertising aimed at residential customers.

We operate a call center in Melbourne that services all of Australia. We employ staff in Sydney who run our Australian Network Management Center which operates 24 hours per day, 7 days per week.

Canada. Our Canadian operations represent 29% of our 2007 net revenue. We are one of the largest alternative consumer carriers in Canada based on net revenue. We provide international and domestic long distance, local telephony, broadband and dial-up Internet, data, VOIP and wireless services to SMEs, residential customers, enterprises, government agencies and other telecommunication carriers and have sales and customer service offices in key cities throughout Canada, including Vancouver, Toronto, Ottawa, Calgary and Edmonton. We operate international gateway switches in Toronto and Vancouver and a nationwide SS7 network with signal transfer points (STPs) in Vancouver and Toronto. We maintain POPs in all major cities in Canada, and operate a nationwide integrated network backbone for our voice, data, Internet and private line services. Each of the 24 nodes on the backbone is equipped with SONET add/drop, ATM, and IP equipment to provide a complete spectrum of voice and data communications products to our customers. We operate one Nortel DMS 500 switch in Toronto and next generation IP voice switches in Toronto, Vancouver, Montreal, Ottawa, London and Winnipeg which provide on-net equal access coverage to an estimated 90% of the population of Canada. With a competitive local exchange carrier (CLEC) we have central office co-locations at 70 incumbent local exchange carriers’ (ILECs) central offices to provide DSL services, T1 access, network interconnection and local dial-tone via our CLEC partner. We operate a voice dial access network which consists of 70 POPs across the country. We also operate two Internet data centers in Ottawa (totaling 30,000 square feet), two Internet data centers in Toronto (totaling 16,000 square feet), a 18,000 square foot Internet data center in London, Ontario and a 3,000 square foot data center in Vancouver through which we offer shared and dedicated hosting and co-location services. We have an extensive Internet network and provide dial-up and ISDN Internet coverage to over 700 communities across Canada through a network of 51 POPs.

We market our services through a combination of direct sales to corporate and SME customers, telemarketing and media advertising aimed at residential customers and through affinity channels.

United States. Our United States operation represented 18% of our 2007 net revenue. We provide international and domestic voice, data, Internet, enterprise IP and VOIP services to SMEs, residential customers, multinational corporations and other telecommunication carriers. We operate international gateway telephone switches in the New York City area, Los Angeles, and Miami which are connected with Canada and countries in Europe, Latin America and the Asia-Pacific region through owned and leased international fiber cable systems. In 2005, we deployed a newer switch technology, our intelligent softswitch architecture, to our gateways, in New York, Los Angeles and Miami. We lease and own domestic fiber in the United States to interconnect our switches, data centers, and POPs. We use a direct sales organization to sell to business customers. Our direct sales personnel offer business customers voice, hosted IP, data and hosting products. To reach residential customers, we advertise in national and regional ethnic newspapers, other publications, and on ethnic television channels to offer competitive rates for international and domestic telephone calls, data, Internet and VOIP services. We have inbound telemarketing centers in Florida and Iowa. We also sell retail VOIP services through Web-based on-line interactive marketing. We utilize independent agents to reach and enhance sales to both business and residential customers and have a direct sales force for marketing international services to other telecommunication service providers, including long distance companies, ISPs and VOIP service providers. We maintain customer service centers in Florida, Virginia and Iowa and also outsource selected customer service functions. We operate 24-hour global network management control centers in Virginia and India which monitors our global voice, Internet and data traffic. We offer Internet access services to business and residential customers. We also provide managed and shared hosting services through our data center located in Lynn, Massachusetts. Additionally, we provide local and international long distance voice services in Puerto Rico.

Europe. We operate as a licensed carrier in the United Kingdom, Germany, France, Spain, Italy, Belgium and the Netherlands. The European market represents 20% of our 2007 net revenue. Our network consists of voice/data switches in London, Frankfurt, Paris, Milan and Madrid. Our European network interconnects with our global network. In London, Frankfurt and Paris we have data centers for hosting and other services.

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

•

Internet and Data Services. We offer ATM, frame relay, private line, and broadband and dial-up Internet/IP services which are available to customers in the United States, Australia, Canada and the United Kingdom. In Australia, we offer data transfer services over ATM and frame relay networks in addition to Internet access services through DSL, dial-up, and accelerated dial-up. We also offer hosting, managed hosting, hosted IP, virtual private networking (VPN) and collocation services in our primary operating markets.

•	Prepaid Service. We offer prepaid services that may be used by customers for domestic and international telephone calls both within and outside of their home country.

•	Toll-free Services. We offer domestic and international toll-free services within selected countries in our principal service regions.

•

Local Switched Services. With the build-out of the Australia and Canada local and DSL networks, we offer local services as a facilities-based carrier. We also offer local service on a resale basis, primarily in Australia and Canada.

•	Wireless. We offer wireless services on a resale basis in Australia, Canada, the United Kingdom and Belgium.

Network

General. We operate a global telecommunications network consisting of traditional and next-generation international gateway and domestic switches and related peripheral equipment, carrier-grade routers and switches for Internet and data services, undersea and trans-continental fiber optic cable systems. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, incorporates the use of SS7/C7 signaling, and is supported by comprehensive network monitoring and technical support services.

Switching Systems. Our network consists of 18 carrier-grade domestic and international gateway switch systems and media gateways throughout North America, Europe, and Asia-Pacific.

The locations and types of our switching systems are as follows:

Location	Type of Switch
New York City area (two locations)	International Gateway
Miami	International Gateway
Los Angeles	International Gateway
Toronto	International Gateway
Vancouver	International Gateway
London	International Gateway
Paris	International Gateway
Frankfurt	International Gateway
Sydney	International Gateway
Milan	International Gateway
Madrid	International Gateway
Hong Kong	International Gateway
Makati City	International Gateway
Adelaide	Domestic
Brisbane	Domestic
Melbourne	Domestic
Perth	Domestic

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

In December 1999 and March 2000, we purchased fiber capacity, which provides us with an ATM+IP based international broadband backbone. The backbone is comprised of nearly 11,000 route miles of fiber optic cable in the United States and overseas as well as private Internet peering at select sites in the United States and overseas.

In June 2000, we purchased from AT&T Canada six rings of SONET protected OC-12 capacity across Canada. This capacity provides a national backbone network for Primus Canada.

In December 2000, we purchased domestic fiber optic capacity in Australia. The purchase agreement provided STM-1’s on the various routes linking Sydney, Melbourne, Adelaide, Perth and Brisbane, as well as several hundred regional E1’s which link the capital cities to 44 mainland/regional cities, all over a 20 year term.

Throughout the previous years the Company has purchased or acquired through acquisitions various oceanic fiber capacity and European land based capacity. This capacity along with leased fiber capacity allows our switching platforms in our operating units to be connected and pass voice and data traffic.

Foreign Carrier Agreements. In selected countries where competition with the traditional Post Telegraph and Telecommunications companies (PTTs) is limited, we have entered into foreign carrier agreements with PTTs or other service providers which permit us to provide traffic into and receive return traffic from these countries.

Network Management and Control. We own and operate network management control centers in McLean, Virginia; Toronto, Canada; London, England; New Delhi, India and Sydney, Australia, which are used to monitor and control our switching systems, global data network, and other digital transmission equipment used in our network. These network management control centers operate seven days per week, 24 hours per day, 365 days per year.

Network for Data and Internet Services. We have built an Internet backbone network that enables our global network to carry Internet and data traffic for our business, residential, carrier and ISP customers. This network uses packet switched technology, including IP and ATM. This network allows us to offer to existing and new customers data and voice communications services, including, in selected geographic areas, dial-up, broadband and dedicated Internet access, hosting, e-commerce, managed VPN services, VOIP, ATM and frame relay data services.

Data Centers. Primus Australia and Primus Canada offer world-class data center facilities with advanced 24 x 7 customer access, onsite engineering support and help desk services; dedicated HVAC and environmental control systems; multi-stage fire suppression systems; uninterruptible power supply and backup generator; redundant data connections and services; routing and switching; shared and secure rack space; physical access technologies and practices; CCTV and video security systems; and 24 x 7 building system and network monitoring. Our Australian data center occupies approximately 15,000 square feet in Melbourne. Canada offers national data center coverage with locations in Toronto, Vancouver, London, Ontario and Ottawa, with a total combined square footage of 67,000 square feet. Additionally, we have data center facilities in the United States, Europe and Brazil.

Customers

Our residential sales and marketing strategy has traditionally targeted residential customers who generate high international and domestic long distance traffic volumes, particularly ethnic customers. We believe that such customers are attracted to us because of competitive pricing as compared to traditional carriers, and in-language customer service and support. Additionally, we offer VOIP, broadband and dial-up Internet access, local access and wireless products to our residential customers in select markets. We are expanding our local and broadband offerings to additional markets and bundling them with traditional voice services.

Our business sales and marketing efforts primarily target SMEs with significant international long distance traffic and broadband Internet needs. We also target large multinational businesses. Many of the services we provide in the United States, Australia, Canada, the United Kingdom, and Europe include long distance voice, Internet, data, hosting and the resale of wireless services.

We compete for the business of other telecommunications carriers and resellers primarily on the basis of price and service quality. Sales to other carriers and resellers help us increase the utilization of our network, obtain improved pricing and thereby reduce our fixed costs per minute of use, as well as permitting our network to be interconnected with other major carriers, thereby providing global coverage.

Business, residential and carrier revenues for the year ended December 31, 2007 were distributed 28%, 53%, and 19%, respectively, for the year ended December 31, 2006 were distributed 26%, 53%, and 21%, respectively, and for the year ended December 31, 2005 were distributed 25%, 55%, and 20%, respectively. No single customer accounted for greater than 10% of net revenue for the years ended December 31, 2007, 2006 and 2005.

Sales and Marketing

We market our services through a variety of sales channels, as summarized below:

•

Direct Sales Force. As of December 31, 2007, our direct sales force included 168 full-time employees who focus on business customers with substantial international traffic, including multinational businesses and international governmental organizations. They are engaged in generating new accounts and in the retention of current customers and cross selling products to current customers. A variety of products are utilized to maximize the customer’s lifecycle, based on the customers current product mix. Direct sales personnel are generally compensated with a base salary plus commissions. We currently have sales offices in Boston (vicinity), McLean, Puerto Rico, Edmonton, Calgary, Toronto, Vancouver, Ottawa, Windsor, London, Glasgow, Frankfurt, Madrid, Barcelona, Paris, Brisbane, Melbourne, Perth, Sydney and Tokyo. In addition, approximately 34 full-time sales representatives focus on residential consumers, and 20 direct sales representatives exclusively sell services to other long distance carriers and resellers.

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

•	Interactive Marketing. We use a variety of web-based tools, including banner ads and pop-up windows to target Internet users primarily for our retail VOIP service.

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

Management Information and Billing Systems

We operate various management information, network and customer billing systems in our different operating subsidiaries to support the functions of network and traffic management, customer service and customer billing. For financial reporting, we consolidate information from each of our markets into a single database. For our billing requirements we use several systems developed in-house as well as a few third party systems.

We believe that our financial reporting and billing systems are generally adequate to meet our needs in the near term. As we grow, we may need to invest additional capital to purchase hardware and software, license more specialized software and increase our capacity.

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

Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, Regional Bell Operating Companies (RBOCs) have entered the long distance market; long distance carriers have entered the local telephone services market (although judicial and regulatory developments have diminished this opportunity); and cable television companies and utilities are allowed to enter both the local and long distance telecommunications markets. A consolidation of these large companies is also occurring, which could change the dynamics of pricing and marketing. In addition, competition has begun to increase in the European Union (EU) communications markets in connection with the deregulation of the telecommunications industry. In most EU countries full liberalization took place in January 1998. In addition, alternatives to wireline services, such as wireless and VOIP services, are significant competitive threats. This increase in competition adversely affects net revenue per minute and usage of traditional wireline services, and these trends are expected to continue.

The following is a brief summary of the competitive environment in our principal service regions:

United States. In the United States, which is among the most competitive and deregulated long distance markets in the world, competition is based on pricing, customer service, network quality and the ability to provide value-added services and the bundling of services. AT&T and Verizon are the largest suppliers of long distance services. Wireless carriers have gained significant ground particularly in the domestic long distance markets, and VOIP cable-based service providers present a growing threat.

Australia. Australia is one of the most deregulated and competitive communications markets in the Asia-Pacific region. Our principal competitors in Australia are Telstra, the dominant carrier, SingTel Optus and an affiliate of Telecom New Zealand. Recent pricing actions by Telstra present serious competitive challenges (see “Government Regulation—Australia”).

Canada. The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. In residential markets, we compete with each of the incumbent telecommunication companies (of which the largest are those owned by BCE in eastern Canada, and Telus and MTS in western Canada) in their respective territories and the large cable companies who have launched their telecom service portfolio. We also compete against smaller resellers. In the highly competitive business market, we compete with BCE and Telus, who are both expanding beyond their traditional territories and competing with each other across the country, and with the national division of MTS (formerly Allstream), Rogers Telecom and other smaller carriers. Major wireless carriers are also a significant source of competition. In Canada the CRTC conducted a review of the regulatory framework for wholesale services and the definition of essential services. The results of the review are discussed in “Government Regulation—Canada” of this document.

United Kingdom. Our principal competitors in the United Kingdom are British Telecommunications (BT), the dominant provider of telecommunications services in the United Kingdom, NTL/Telewest, Carphone Warehouse, Cable & Wireless UK, Colt Telecom and MCI/Verizon. Major wireless carriers are also a significant source of competition.

Internet and Data

The market for Internet services and data services is extremely competitive. We anticipate that competition will continue to intensify. Our current and prospective competitors offering these services include national, international, regional and local ISPs such as AOL and EarthLink, Web hosting companies, other long distance and international long distance telecommunications companies, local exchange carriers (LECs), cable television, direct broadcast satellite, wireless communications providers and on-line service providers. Many of these competitors have significantly greater resources, product portfolios, market presence and brand recognition than we do.

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

Regulation of the telecommunications industry has and continues to change rapidly both domestically and globally. Privatization and deregulation have had, and will continue to have, significant effects on competition in the industry. Competition has increased in the EU as a result of legislation enacted at the EU level. Since 1990, a number of legislative measures were adopted that culminated in the full liberalization of telecommunications markets throughout most EU member states as of 1998. This increase in competition has and likely will continue to reduce net revenue per minute. In addition, the World Trade Organization Agreement, which reflects efforts to dismantle government-owned telecommunications monopolies throughout Europe and Asia, may affect us. In addition, bilateral and regional trade agreements, to the extent they address telecommunications matters, may also affect us. Although we believe that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that they will be implemented in a manner that would benefit us. Further the increase in providers vying for a limited market share will require us to maintain competitive rate structures.

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

Domestic Service Regulation. We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to initiate or expand our domestic interstate operations, but we are required to obtain FCC approval to transfer control or discontinue service and to file various reports and pay various fees and assessments. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. In addition, as a non-dominant carrier, we are subject to the FCC’s complaint jurisdiction. In particular, we may be subject to complaint proceedings in conjunction with alleged noncompliance such as unauthorized changes in a customer’s preferred carrier or violations of the FCC’s Do-Not-Call telemarketing rules. We are also subject to the Communications Assistance for Law Enforcement Act (CALEA) and certain FCC regulations which require telecommunications common carriers to modify their networks to allow law enforcement authorities to perform electronic surveillance. The Do-Not-Call Registry and related restrictions set out the specific parameters for telemarketing solicitation and prohibit outbound telemarketing in some circumstances. We also are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN SPAM Act”). The CAN SPAM Act requires that all senders of commercial electronic mail include a label indicating that the electronic mail is an advertisement, a disclosure notifying the recipient how to opt-out of receiving future e-mails, and the sender’s physical address in the e-mail.

Our costs of providing long distance services will be affected by changes in the switched access charge rates imposed by LECs for origination and termination of calls over local facilities. FCC rules currently cap the rates that both incumbent and competitive LECs may charge for switched access, and restrain incumbent LECs’ ability to change their charges. The FCC continues to grant incumbent LECs greater pricing flexibility and relaxed regulation of access services in those markets where there are other providers of access services. Depending on the outcome of future FCC proceedings or litigation, the new rules promulgated by the FCC and the manner in which such rules are implemented, we may have fewer competitive choices among LECs and, as a result, could see an increase in our termination and origination costs over time.

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

Voice-over-Internet Protocol (VOIP). Our VOIP services are currently not subject to substantial regulation by the FCC or state regulatory commissions to the extent that they qualify as “enhanced” or “information” services. The FCC defines enhanced services as services that (1) employ computer processing applications that act on the format, content, code, protocol or similar aspects of the subscriber’s transmitted information, (2) provide the subscriber additional, different, or restructured information, or (3) involve subscriber interaction with stored information. Our VOIP service can be classified as an enhanced service because it uses broadband connections using the public Internet and performs a net protocol conversion. Regulators are trying to determine the appropriate regulatory treatment of VOIP services because these services resemble both traditional telephony and information services.

In March 2004, the FCC released a comprehensive Notice of Proposed Rulemaking (NPRM) regarding IP-enabled services, including VOIP service. The NPRM addresses the regulatory classification of, and jurisdiction over, VOIP and how to preserve key public policy. While the FCC has yet to resolve comprehensively the regulatory classification of IP-enabled services, and this proceeding remains open, the FCC has issued several decisions that affect the regulatory treatment of VOIP services like ours. The FCC continues to examine the appropriate regulatory treatment of VOIP. Changes to, and further clarifications of, the treatment of VOIP services could result in the imposition of burdensome regulation and fees on some of our services and/or increase certain of our operating costs. For example, if the FCC were to determine that our VOIP service is properly classified as a “telecommunications service,” this could have a material adverse effect on the Company’s VOIP business and operating results.

In November 2004, the FCC ruled that services provided by a particular VOIP provider are interstate in nature, and not subject to entry regulations of the various state Public Service Commissions. While the decision was specific to the VOIP offering of a particular company, our VOIP service shares many of the same characteristics. The FCC ruling was appealed by several states and on March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC ruling.

In August 2005, the FCC determined that VOIP services like ours must ensure that their equipment can accommodate law enforcement wiretaps under CALEA. We believe that our VOIP products are capable of complying with these requirements. We cannot predict whether law enforcement or the FCC will find our service in compliance with CALEA, nor can we predict whether we may be subject to fines or penalties if we are found to be not in compliance with CALEA.

In June 2005, the FCC adopted new rules requiring VOIP providers like us to provide emergency 911 service in a manner similar to traditional telecommunications carriers by November 2005. We contracted with a third-party provider that is a market leader in emergency 911 service solutions to provide these services. Our ability to expand our VOIP services in the future may depend upon the ability of our third-party provider to provide enhanced 911 (E911) access or the outcome of these legal proceedings. Similar to many companies that offer VOIP services like ours, we cannot offer VOIP E911 services that route emergency calls in a manner consistent with the FCC rules for all of our customers. The Company is addressing this issue with its VOIP E911 solutions provider. The FCC may determine that the Company’s VOIP E911 solution for some of its customers does not satisfy the requirements of the VOIP E911 Order because, in some instances, we will not be able to connect our subscribers directly to an emergency call center. In this case, the FCC could require the Company to disconnect a significant number of subscribers. The effect of such disconnections or any enforcement action initiated by the FCC or other state agency against the Company could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

On June 1, 2007, the FCC released an NPRM Proceeding to consider whether it should impose additional VOIP E911 obligations on interconnected VOIP providers including consideration of a requirement that interconnected VOIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. The Notice includes a tentative conclusion that all interconnected VOIP service providers that allow customers to use their service in more than one location must utilize automatic location technology that meets the same accuracy standards applicable to providers of commercial mobile radio services (mobile phone service providers). We cannot predict the outcome of this proceeding nor its impact on us at this time.

In July 2006, the FCC adopted rules requiring that certain VOIP services contribute to the USF. Certain of our VOIP services are now subject to USF obligations. The U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VOIP service providers to contribute to the USF, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from our underlying carriers’ wholesale charges.

On April 2, 2007, the FCC released an order extending the application of customer proprietary network information, or CPNI, rules to interconnected VOIP providers, like us. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any add-on services or features purchased by consumers like caller id. The new CPNI requirements are aimed at establishing more stringent security measures for access to a customer’s CPNI data in the form of enhanced passwords for on-line access and call-in access to account information as well as customer notification of account or password changes. Effective December 8, 2007, we were required to implement internal processes in order to be compliant with all of the FCC’s CPNI rules. This may impose additional compliance costs on us and reduce our profitability or cause us to increase the retail price for our services. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new CPNI obligations.

On June 8, 2007, the FCC released an order implementing various recommendations from its Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks, including a requirement that certain interconnected VOIP providers submit reports regarding the reliability and resiliency of their 911 systems. At this time, we are not subject to these reporting requirements but may become subject in future years.

On June 15, 2007, the FCC expanded the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of interconnected VOIP services and to manufacturers of specially designed equipment used to provide those services. Service providers must ensure that their equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, including requiring service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities, where readily achievable, and that employee training accounts for accessibility requirements. The FCC also found that interconnected VOIP providers, like us, were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services. At this time, we cannot predict the impact of these rules on our business or our ability to comply with these disability access obligations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new disability obligations. The rules established in the Disability Access Order were scheduled to become effective on October 5, 2007, and as of that date, we were collecting and remitting fees from our customers for TRS fund contributions. On October 10, 2007, the FCC granted a limited waiver of the 711 call handling requirement. While still mandating that interconnected VOIP providers like us are required to transmit 711 calls to a relay center, the FCC waived the requirement, for a period of six months, insofar as it requires such providers to transmit the 711 call to an “appropriate relay center,” meaning the relay center(s) serving the state in which the caller is geographically located or the relay center(s) corresponding to the caller’s last registered address. We are currently not able to route such calls in this manner, but we are working on implementing a call routing solution which will route 711 calls to the appropriate relay center as defined in the FCC’s order. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new disability provisions.

On August 6, 2007, the FCC released a Report and Order concerning the collection of regulatory fees for Fiscal Year 2007 (“Regulatory Fees Order”), which, for the first time, mandates the collection of such fees from interconnected VOIP service providers like us. The Regulatory Fees Order requires that interconnected VOIP providers pay regulatory fees based on reported interstate and international revenues. Regulatory fees for Fiscal Year 2007 will be due in 2008 during a separate filing window yet to be determined. Fiscal Year 2008 fees will also be paid in 2008 during the normal regulatory fee payment window. The assessment of regulatory fees to our service will increase our costs and reduce our profitability and/or may cause us to increase the price of our retail service offerings.

State Regulation. Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Primus Telecommunications, Inc. (PTI), our principal operating subsidiary in the United States, maintains the necessary certificate and tariff approvals, to provide intrastate long distance service in 49 states and Puerto Rico. PTI also maintains the necessary certificate to provide local services in Puerto Rico. Certain of our other subsidiaries, such as Least Cost

Routing, Inc., also maintain certificates and tariffs in some states. Some states also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. States often require prior approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt or for name changes. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, cancelled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject us to increased price competition. We may also be required to contribute to universal service funds in some states.

State Taxes and Fees Applicable to VOIP Services. In general, we do not collect or remit state or municipal taxes (such as sales and use, excise, utility user, and ad valorem taxes), fees or surcharges on the charges to our customers for the services. We do not believe that we have sufficient nexus outside of certain jurisdictions to be subject to state or municipal taxes, surcharges or other fees. Should this change or found to be otherwise, we may be subject to retroactive liability for VOIP-specific taxes, fees and surcharges in a number of states and potentially, penalties and interest. Retroactive liability for such taxes, fees or surcharges, as well as penalties and interest, may adversely impact our financial position and we would not be able to recoup any of these liabilities from our customers. If we must collect such state taxes, fees and surcharges on a going-forward basis, we will likely pass such charges through to our customers. The impact of this price increase on our customers or our inability to recoup our costs or liabilities could have a material adverse effect on the financial position, results of operations and cash flows of our VOIP business.

Other fees and charges may be applicable to our offering. Specifically, New Mexico is attempting to require providers of VOIP services, like ours, to contribute to the state universal service fund. The Nebraska Public Service Commission (PSC) found that companies like ours are subject to state USF, but a recent federal court granted a preliminary injunction to a company that provides a service similar to ours prohibiting the PSC from requiring the collection of USF suggesting that the PSC’s action was contrary to the FCC’s preemption of state regulation in this area. We cannot predict the final outcome of this litigation nor its impact on us at this time. The Kansas Corporation Commission recently concluded a proceeding finding that companies like us should collect and remit state USF fees. If we become subject to state USF fees in additional states or other telecommunications-related surcharges, we will likely pass such charges through to our customers. The impact of this price increase on our customers or our inability to recoup its costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on our financial position, results of operations and cash flows.

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

Two federal regulatory authorities exercise control over a broad range of issues affecting the operation of the Australian telecommunications industry. The Australian Communications & Media Authority (ACMA) is the authority regulating matters including the licensing of carriers and technical matters, and the Australian Competition and Consumer Commission (ACCC) has the role of promotion of competition and consumer protection and in particular dealing with carrier to carrier interconnection and network access. Telstra, the dominant carrier and former monopoly, presently challenges many of the key principles applied by the ACCC to access pricing and endeavors to have some key decisions removed from the charter of the ACCC. For example, Telstra has applied to the High Court of Australia to overturn its obligation to provide access to unbundled local loop lines (and also access to those lines pursuant to spectrum sharing). Telstra has also lodged a number of exemption applications with the ACCC submitting that it should be exempted from an obligation to provide wholesale telecommunications services on various routes and locations in Australia. Telstra has also sought judicial review of several price determinations. If Telstra is successful, for example, with regard to the pricing of access to unbundled local loop lines, the access costs imposed by Telstra could substantially and adversely impact our operating results, financial position and cash flows. The Company recently obtained a favorable determination from the ACCC regarding the pricing of access to unbundled local loops, but Telstra has appealed the decision.

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

There is no limit to the number of carriers that may be licensed. Any company that meets the relevant financial and technical standards and complies with the license application process can become a licensed carrier permitted to own and operate transmission facilities in Australia. Carriers are licensed individually, are subject to charges that are intended to cover the costs of regulating the telecommunications industry and are obliged to comply with license conditions (including obligations to comply with the Telecommunications Act 1997 and with the telecommunications access regime and related facilities access obligations). Carriers also must meet the Universal Service Obligations (USO), to assist in providing all Australians, particularly in remote areas, with reasonable access to standard telephone services and digital data services. Telstra is currently the sole universal service provider. One of our subsidiaries, Hotkey Internet Services, has been approved as a special digital service provider. Since 2000, the responsible Minister of the Australian government may make a determination of the amount of USO subsidies, with advice from the ACMA. No methodology is provided in legislation and the Minister could make a determination of a Universal Service Levy (USL) that would be material to us. However, the USL has been set previously at reasonable levels that we do not consider to have a material impact. There is a Ministerial inquiry concerning USO in which as yet there has been no indication on whether the inquiry could result in any material variation to the historical calculation of the liability. However, if the Minister were to adopt a different methodology resulting in a substantially larger amount, that methodology may adversely impact margins.

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

In a price cap decision issued in May 2002, the CRTC lowered the prices incumbent providers can charge competitors for a range of competitor services—i.e., facilities and services required by competitors to provide telecommunications services to their end-customers. Several CRTC decisions recently issued have resulted in significant savings on competitor services for resellers. One decision, dated February 3, 2005, expanded the suite and geographical reach of competitor services and significantly reduced prices in some cases. Some of the reduced rates were effective on a retroactive basis to June 1, 2002. The current Price Cap formula requires the ILECs to revise the rates of selected services (primarily local telecommunications services) yearly by the rate of inflation minus a productivity factor of 3.5%. The rates of other service groupings are frozen and others are “uncapped” with upward pricing constraints. The CRTC has typically relied on a four-year Price Cap Period, but in 2005 it decided to extend the current period by one year in order to complete a public proceeding to establish the parameters of the next Price Cap Period. The record of that proceeding closed on November 6, 2006 and we now await the CRTC’s determinations.

On November 9, 2006, the CRTC issued a Public Notice regarding its initiation of a proceeding to consider a revised definition of essential service, and the classifications and pricing principles for essential and non-essential services made available by incumbent telephone companies, cable carriers and competitive local exchange carriers to other competitors at regulated rates (wholesale services). The proceeding ran throughout 2007 and concluded in December 2007. The CRTC issued a decision on March 3, 2008. Under the new framework, the CRTC has divided wholesale services into six categories. More than a third of wholesale services will be deregulated by 2012, including intra-exchange transport services which we used to interconnect our DSLAM collocation sites. The next largest area impact involves high speed access to business services which will be deregulated in five years.

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

In 2005 the federal government appointed a Telecom Policy Review Panel to review Canada’s telecommunications policy framework. The Panel’s report was released in March of 2006. Following the release of the report, the federal government issued a policy direction to the CRTC on December 18, 2006 that required, among other things, that in exercising its powers and duties, it rely on market forces to the maximum extent feasible. The policy direction had an impact on the CRTC’s recent decision involving essential facilities. The policy directs the CRTC to take into account the principles of technological and competitive neutrality, the potential for incumbents to exercise market power in the wholesale and retail markets for the service in the absence of mandated access to wholesale services, and the impediments faced by new and existing carriers seeking to develop competing network facilities.

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

On December 7, 2006, the Minister of Industry tabled amendments to the Competition Act proposing that the Competition Tribunal have the power to order telecommunications service providers to pay an administrative monetary penalty of up to 15 million Canadian dollar (CAD) in cases of abuse of dominant position.

On December 11, 2006, the Minister of Industry announced a government proposal to vary the CRTC decision and put in place a revised framework to accelerate the deregulation of retail local phone service prices of the former monopoly telephone companies. As of December 2007 residential local service in most major cities in Canada have been deregulated as well as about 40% of commercial local lines.

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

In April 2003, the Industry Committee of the House of Commons recommended removing these restrictions in their entirety, for both telecommunications common carriers and for broadcasting distribution undertakings (BDUs) such as cable companies. In June 2003, however, another committee of the House of Commons (the Heritage Committee) expressed concerns that changes in ownership restrictions for either telecommunications common carriers or BDUs could have an adverse impact on the broadcasting system. In its September 2003 response to the Industry Committee’s recommendation, the government acknowledged the appropriateness of the committee’s conclusion that removing foreign investment restrictions would benefit the telecommunications industry. However, the government also noted the concerns expressed by the Heritage Committee. The government recognized that it has a responsibility to determine how best to reconcile the conflicting recommendations of the two committees and undertook to analyze this question and be in a position to examine possible solutions by the spring of 2004. However, no solutions were brought forward in 2005 although the issue was raised once again by the Telecom Policy Review Panel, who recommended in its Final Report that the foreign ownership restrictions be relaxed. In July 2007, Industry Canada announced the creation of the Competition Policy Review Panel (the Panel). The task of the Panel is to provide recommendations to the government on how to enhance Canadian competitiveness. The Panel’s duties include a sector specific review of the current telecommunications foreign ownership restrictions. Primus Canada filed a submission in favor of eliminating the restrictions and also presented options to accommodate concerns such as national security. The panel is to report back to the Minister of Industry by June 30, 2008 with any recommendations. It is premature to predict whether any recommendation to remove the restrictions for telecommunications common carriers will be implemented.

European Union

In Europe, the regulation of telecommunications is governed at a supranational level by the European Parliament, Council and Commission, consisting of members including the following countries: Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the United Kingdom. These institutions are responsible for creating European Union-wide policies and, through legislation, have progressively developed a regulatory framework aimed at ensuring an open, competitive telecommunications market.

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

EU member states were obligated to implement these directives by July 25, 2003. As of December 31, 2007, these directives have not materially affected our business operations in Europe.

One of the requirements of the Authorization Directive is that no company seeking to provide electronic communications networks or services is required to obtain prior authorization, although such a company could be required to notify relevant regulatory authorities in the member states where it intends to operate.

This regulatory framework is currently under review by the European Commission. A number of proposed changes have been adopted, including the desire to create a European level telecom market body to complement national regulator, and assist in opening up markets with low levels of competition. The proposed changes are to be debated in the European Parliament and Council. Once adopted at the European level, the revised rules have to be incorporated into national law before taking effect. The European Commission expects the new framework to be in place from 2010 onwards.

A further directive relating to privacy and electronic communications (Directive 2002/58) was added to the new regime. This directive aims to harmonize national laws regarding personal data protection in the electronic communications age and deals with matters including the confidentiality of billing information, the use of caller identification devices, the use of subscriber directories and unsolicited communications. The directive was supposed to be implemented by EU member states and incorporated into the regulatory regime of each member state by October 31, 2003, but as was also the case with the earlier directives referred to above, a number of member states missed this deadline. Each EU member state in which we currently conduct or plan to conduct our business has historically had a different regulatory regime, and we expect that, even with the adoption of the new EU regulatory regime, differences will continue for the foreseeable future. There may well be differences in the manner in which the new EU regulatory regime is implemented from one member state to another. The requirements for us to obtain necessary approvals have varied considerably from one country to another. We have obtained and will continue to seek to obtain interconnection agreements with other carriers within the EU. While previous EU directives have required that carriers with significant market power offer cost-based and non-discriminatory interconnection to competitors, individual EU member states have implemented this requirement differently and may continue to do so under the new EU regulatory regime. As a result, we may be delayed in obtaining or may not be able to obtain interconnection in certain countries that would allow us to compete effectively.

Further, member states must now introduce domestic legislation to implement the EC Directive on Waste Electrical and Electronic Equipment (WEEE) and the EC Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS). The WEEE seeks to implement legislation on electrical and electronic equipment in relation to its composition and levels to which it should be recycled, while making producers responsible for financing most of these activities. Information technology and telecommunications equipment is WEEE, and subject to the WEEE Directive. RoHS seeks to restrict hazardous substances in WEEE.

The Commission also is concerned with services, such as VOIP, and published a working paper applicable to VOIP based services—Commission Staff Working Document of 14 June 2004 on the Treatment of VOIP under the EU Regulatory Framework- an Information and Consultation Document, which identifies various issues that can arise in relation to VOIP. The introduction of 3G mobile broadband services raised new regulatory issues and the Commission published a Communication on Mobile Broadband Services (30 June 2004-COM (2004) 447), which covers issues, such as spectrum trading.

Employees

The following table summarizes the number of our full-time employees as of December 31, 2007, by region and classification:

	United States	Canada	Europe	Asia-Pacific	Total
Sales and Marketing	81	126	57	79	343
Technical	80	280	39	325	724
Management and Administrative	87	161	30	88	366
Customer Service and Support	22	205	21	136	384

Total	270	772	147	628	1,817

We have never experienced a work stoppage. Only some of our employees in Australia are represented by a labor union and covered by a collective bargaining agreement. We consider our employee relations to be excellent.

Other Information

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

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006, which condition still existed at December 31, 2007, due to the material weakness that existed in our internal control over accounting for income taxes. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or newly identified material weaknesses in internal control over financial reporting.

In performing an internal control assessment at the end of 2006, our management identified a material weakness in our internal control over financial reporting, which condition still existed at December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weakness identified by our management, see Item 9A. Controls and Procedures of this Annual Report on Form 10-K for the period ended December 31, 2007. To address the material weakness, we performed additional analysis and other post-closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles. These additional procedures were costly, time consuming and required us to dedicate a significant amount of our resources, including the time and attention of our senior management, toward the correction of these problems. Performing these additional procedures in the future, could cause delays in the filing of our periodic and annual reports to the SEC.

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

If competitive pressures continue or intensify, we may not be able to service our debt or other obligations.

There are substantial risks and uncertainties in our future operating results, particularly as aggressive pricing and bundling strategies by certain incumbent carriers, ILECs and other competitors, including cable companies, have intensified competitive pressures in the markets where we operate. In addition, regulatory decisions could have a material adverse impact on our competitive position, future operations and outlook. See also information under “Item 7—MD&A—Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks” and in these Risk Factors. If adverse events referenced or described herein or therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

Our high level of debt and liquidity needs may adversely affect our financial and operating flexibility.

We currently have substantial indebtedness and anticipate that we and our subsidiaries may incur additional indebtedness in the future. The level and/or terms of our indebtedness (1) could make it difficult for us to make required payments of principal and interest on our outstanding debt; (2) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (3) requires that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; (4) could limit our flexibility in planning for, or reacting to, changes in our business; (5) results in our being more highly leveraged than many of our competitors, which places us at a competitive disadvantage; (6) will make us more vulnerable in the event of a downturn in our business; and (7) could limit our ability to sell assets or fund our operations due to covenant restrictions. The recent tightening of the credit markets could also influence our ability to raise needed capital.

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

During the third quarter of 2004 we accelerated initiatives to become an integrated wireline, wireless and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline and dial-up ISP customers to our competitors’ bundled wireless, wireline and broadband service offerings. Our experience in providing these new products in certain markets and in providing these bundled service offerings is limited. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We also expect that we will experience increased competition from traditional telecommunications carriers and cable companies and other new entrants that expand into the market for broadband, VOIP, Internet services, data and hosting and traditional voice services, and regulatory developments may impair our ability to compete. Therefore, future operations involving these individual or bundled services may not succeed in the competitive environment, and we may not be able to expand successfully; may experience margin pressure; may face quarterly revenue and operating results variability; may have limited resources to develop and to market the new services; and have heightened difficulty in establishing future revenues or results. As a result, there can be no assurance that we will reverse recent revenue declines or maintain or increase revenues or be able to generate sufficient income from operations or net income in the future or on any predictable or timely basis.

We may be exposed to significant liability resulting from our noncompliance with FCC Orders regarding enhanced 911 (E911) services.

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers by November 2005. LINGO, a subsidiary of ours which sells such interconnected VOIP services, was unable, like many interconnected VOIP providers in the industry, to meet this deadline for all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service, and the FCC has not yet addressed our waiver petition. As of January 20, 2008, approximately 4.9% of our LINGO customers were without E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties, and/or cease and desist orders prohibiting LINGO from providing service on the federal and state levels. However, at this time, management has determined the likelihood of incurring such fines or penalties to be remote.

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

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking Proceeding considering the imposition of additional VOIP E911 obligations on interconnected VOIP providers, like us. Specifically, the Commission is considering requiring interconnected VOIP providers to determine automatically the physical location of their customer rather than allowing customers to manually register their location. Moreover, the Notice includes a tentative conclusion that all interconnected VOIP service providers that allow customers to use their service in more than one location (nomadic VOIP service providers such as us) must utilize automatic location technology that meets the same accuracy standards applicable to providers of mobile phone service providers. At this time, we are unable to predict the outcome of this proceeding or its impact on us.

The FCC has extended CPNI rules to interconnected VOIP providers, which could limit our marketing efforts.

On April 2, 2007, the FCC extended customer proprietary network information, or CPNI, rules to interconnected VOIP providers, like us. CPNI includes information that appears on customers’ bills such as called telephone numbers, the frequency, duration, time and length of calls; and any services or features purchased by the consumer, like caller ID. Pursuant to the CPNI rules, interconnected VOIP providers may not use CPNI without obtaining customer consent except in limited circumstances. Moreover, interconnected VOIP providers are required to adhere to a particular customer approval processes when using CPNI outside of pre-defined limits. Effective December 8, 2007, we were required to adhere to specific CPNI rules when using CPNI for marketing purposes. Accordingly, we had to implement internal processes in order to comply with the FCC’s CPNI rules. As required by the new rules, certifications were filed with the FCC regulating our compliance efforts in this regard. We cannot predict the impact of this change on our profitability or retail prices at this time.

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

On August 6, 2007, the FCC released a Report and Order regarding the collection of regulatory fees for Fiscal Year 2007 (“Fees Order”). Pursuant to the Fees Order, the FCC mandated the collection of such fees from interconnected VOIP service providers like us. The Fees Order mandates that interconnected VOIP providers pay regulatory fees based on reported interstate and international revenues. The Fees Order is not yet effective. Regulatory fees for Fiscal Year 2007 will be due in 2008 during a separate filing window yet to be determined. Fiscal Year 2008 fees will also be paid in 2008 during the normal regulatory fee payment window. The assessment of regulatory fees to our service will increase our costs or cause us to increase the price of our retail service offerings and may have an adverse impact on our profitability.

We cannot predict the impact of any future laws, regulations and orders adopted either domestically or abroad on our operations and services. But increased regulation and the imposition of additional taxes, fees and surcharges increases the costs associated with providing our service and such taxes, fees and surcharges may or may not be recoverable from our customers. If we choose to absorb such costs, our profit margins would likely decrease. Moreover, even if such costs are recoverable or if we choose to maintain profitability, we may need to increase the retail price of our service that could result in making our service less competitive both with other providers of interconnected VOIP service providers and traditional providers of telecommunications services. The net effect could reduce the number of our subscribers, our revenue and our profit margin.

We are substantially smaller than our major competitors, whose marketing and pricing decisions, and relative size advantage, could adversely affect our ability to attract and to retain customers and are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition.

The long distance telecommunications, Internet, broadband, DSL, data and hosting and wireless industry is significantly influenced by the marketing and pricing decisions of the larger long distance, Internet access, broadband, DSL, data and hosting and wireless business participants. Prices in the long distance industry have continued to decline in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Competitors in our core markets include, among others: AT&T, Verizon, the regional bell operating companies (RBOCs) and the major wireless carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, Allstream (formerly AT&T Canada) and the major wireless and cable companies in Canada; and BT, Cable & Wireless United Kingdom, Colt Telecom, Energis and the major wireless carriers in the United Kingdom. Customers frequently change long distance, wireless and broadband providers, and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is becoming similar to the intense competition in the United States. Many of our competitors are significantly larger than us and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower debt leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, Canada and Australia and the major wireless carriers and cable companies, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls. This strategy of our competitors could have a material adverse effect on our net revenue per minute, results of operations and financial condition if our pricing, set to remain competitive, is not offset by similar declines in our costs. Companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future, may face quarterly revenue and operating results variability, and may have heightened difficulty in estimating future revenues or results.

Our repositioning in the marketplace places a significant strain on our resources, and if not managed effectively, could result in operational inefficiencies and other difficulties.

Our repositioning in the marketplace may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage this change effectively, we must continue to implement and improve our operational and financial systems and controls, invest in critical network infrastructure to maintain or improve our service quality levels, purchase and utilize other transmission facilities, and train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, on our support, sales and marketing and administrative resources and on our network infrastructure. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required, such as our off-shoring certain functions. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting, which could impact debt covenant compliance as well.

We have experienced significant historical, and may experience significant future, operating losses and net losses which may hinder our ability to meet our debt service or working capital requirements.

As of December 31, 2007, we had an accumulated deficit of $(1,074.8) million. We incurred net losses of $(34.6) million in 2002, $(10.6) million in 2004, $(149.2) million in 2005, and $(238.0) million in 2006. During the year ended December 31, 2003 and 2007, we recognized net income of $54.8 million and $15.7 million, respectively, of which $39.4 million and $32.7 million, respectively are the positive impact of foreign currency transaction gains. We cannot assure you that we will recognize net income, or reverse recent net revenue declines in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We experience intense domestic and international competition which may adversely affect our results of operations, financial condition, and cash flows.

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

We primarily connect our customers’ telephone calls and data/Internet needs through transmission lines that we lease under a variety of arrangements with other facilities-based long distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations, financial condition, and cash flows.

Uncertainties and risks associated with international markets and regulatory requirements could adversely impact our international operations.

We have significant international operations and, for the year ended December 31, 2007, derived 82% of our net revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets.

In addition, operating in international markets generally involves additional risks, including unexpected changes or uncertainties in regulatory requirements, taxes, tariffs, customs and duties. Given the nature of our operations and uncertainties in, or the absence of definitive regulations or interpretations concerning, the taxation of (including value added tax of) certain aspects of our business in certain international jurisdictions in which we conduct or derive (or may be construed by such authorities as conducting or deriving taxable) operations or revenue, we may become subject to assessments for taxes (which may include penalties and interest) which are either unexpected and/or have not been accrued for in our historical results of operations. This circumstance occurred during March 2008, when we concluded it was probable that assessments would be forthcoming concerning past European prepaid calling services operations (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations; Results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006), and it is possible that tax uncertainties concerning our international operations could arise in the future. Such developments could have adverse consequences, in addition to the foregoing, that could result in restatement of prior period results of operations and unanticipated liquidity demands. Additional operating risks and uncertainties in operating in international markets include trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

Because a significant portion of our business is conducted outside the United States, fluctuations in foreign currency exchange rates could adversely affect our results of operations.

A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: United States dollar (USD)/AUD, USD/CAD, USD/British pound (GBP), and USD/EUR. See “Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening or weakening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions. During the fourth quarter 2007, we completed a forward currency contract required by a Canadian credit facility. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulated other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony, the need to provide emergency calling services in a manner required by the FCC that is not yet available commercially on a nation-wide basis and the ability to access broadband networks owned and operated by others; as regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and operating costs may increase; (3) general changes in access charges, universal service and regulatory fee payments would affect our cost of providing long distance services; (4) the ultimate regulatory resolution regarding efforts by Telstra in Australia to increase prices and charges and to build a new broadband network that could adversely impact our current DSL network; (5) general changes in access charges and contribution payments could adversely affect our cost of providing long distance, wireless, broadband, VOIP, local and other services; and (6) regulatory proceedings in Canada evaluating whether and the extent to which regulation should mandate access to networks and interconnection. Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

As of February 29, 2008, funds affiliated with American International Group, Incorporated (AIG Entities) beneficially owned 13% of our outstanding common stock, which was acquired through the conversion of their Series C Preferred Stock. As a result of such share ownership, these holders can exercise influence over our affairs through the provisions of a certain Governance Agreement between such holders and us, dated November 4, 2003, that provide for their right to nominate a candidate for election by our stockholders to the board of directors and nominate one non-voting board observer, in each case subject to the maintenance of certain minimum ownership levels of our common stock and the board’s right to exercise its fiduciary duties.

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

Finally, certain stockholders, other than the AIG Entities, have from time to time made filings with the SEC to report beneficial ownership of our common stock at levels in excess of 5%. Such persons have reported beneficial ownership concerning approximately 42.1 million shares, in aggregate, as of December 31, 2007, and as a result, individually or in the aggregate, could potentially exercise influence over our business.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease our corporate headquarters facility, which is located in McLean, Virginia. Additionally, we lease administrative, technical and sales office space, as well as space for our switches and data centers, in various locations in the countries in which we operate. Total leased space in the United States, Australia, Canada and the United Kingdom, as well as other countries in which we operate, approximates 693,000 square feet and the total annual lease costs are approximately $17.8 million. The operating leases expire at various times with the longest commitment expiring in 2018. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed, and we further believe that the current leased facilities are adequate to house existing communications equipment.

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

On July 16, 2007, Rates Technology, Inc. (“RTI”) filed a complaint in the United States District Court for the District of Delaware alleging that Lingo VoIP services and technology infringe United States Patent Nos. 5,425,085 and 5,519,769. On September 27, 2007, the Company and RTI executed a Covenant Not to Sue in which Primus, among other things, denied infringement. The amount of the settlement was not material.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Primus Telecommunications Group, Incorporated (“we” or “us”) common stock was traded on the Nasdaq Capital Market under the symbol “PRTL” until July 27, 2006. Effective at the open of trading on July 28, 2006, our common stock was delisted from the Nasdaq Capital Market. Since this time, our common stock has traded in the over-the-counter market, both through listings on the OTC Bulletin Board and in the National Quotation Bureau “Pink Sheets.” On February 29, 2008, the last sale price of our common stock was $0.38. The following table provides the high and low sale prices for our common stock on the Nasdaq National Market, the Nasdaq Capital Market and the over-the-counter market for the applicable periods indicated below. These prices do not include retail markups, markdowns or commissions.

Period	High	Low
2007
1st Quarter	$0.63	$0.35
2nd Quarter	$1.09	$0.40
3rd Quarter	$1.00	$0.55
4th Quarter	$0.70	$0.34

2006
1st Quarter	$1.04	$0.71
2nd Quarter	$0.86	$0.56
3rd Quarter	$0.63	$0.35
4th Quarter	$0.60	$0.35

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, our capital requirements and financial condition. Dividends are currently restricted by the term loan, senior secured notes and senior note indentures, and may be restricted by other credit arrangements entered into in the future by us. It is the present intention of the Board of Directors to retain all earnings, if any, for use in our business operations, and accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future.

Holders

As of February 29, 2008, we had approximately 605 holders of record of our common stock.

Recent Sales of Unregistered Securities

There are no unregistered sales of securities for 2007, other than the transactions that have been previously reported in our periodic filings with the SEC.

Stock Price Performance Graph

The graph below compares the Company’s cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s Telecommunications Index for the period from December 31, 2002 through March 20, 2003 (the period the Company was on the NASDAQ Small Cap Market) and from March 21, 2003, through March 13, 2006 (the period the Company was on the NASDAQ National Market), from March 14, 2006 through July 27, 2006 (the period the Company was on the NASDAQ Capital Market), and from July 28, 2006 through December 31, 2007 (the period the Company was on the Over-the-Counter Bulletin Board and in the National Quotation Bureau “Pink Sheets”). The comparison assumes $100 was invested on December 31, 2002 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stockholder return shown on the graph below is not indicative of future performance.

	Comparison of Cumulative Total Return For the Year Ended December 31,
	2002	2003	2004	2005	2006	2007
Primus Telecommunications Group, Incorporated	$100.00	$508.00	$159.00	$37.50	$21.00	$19.50
Standard & Poor’s Midcap 400 Index	$100.00	$134.02	$154.33	$171.72	$187.15	$199.68
Standard & Poor’s Telecommunications Index	$100.00	$107.12	$128.59	$121.35	$166.01	$185.83

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchanges Act of 1934 that might incorporate SEC filings, in whole or in part, the above Performance Graph will not be incorporated by reference into any such filings.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth our selected consolidated financial data for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 as derived from our historical financial statements:

Statement of Operations Data:

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2007		2006	2005	2004	2003
	(in thousands, except per share amounts)
NET REVENUE	$902,183		$1,002,379	$1,168,017	$1,332,997	$1,273,576

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	554,886		659,433	775,305	812,271	778,761
Selling, general and administrative	284,016		284,307	376,007	389,738	338,588
Depreciation and amortization	30,534		47,428	86,436	91,574	84,149
Loss on sale or disposal of assets	1,464		16,097	13,364	1,941	804
Asset impairment write-down	—		209,248 *	—	1,624	2,130

Total operating expenses	870,900		1,216,513	1,251,112	1,297,148	1,204,432

INCOME (LOSS) FROM OPERATIONS	31,283		(214,134)	(83,095)	35,849	69,144
INTEREST EXPENSE	(61,347)		(54,128)	(53,403)	(50,475)	(60,687)
ACCRETION ON DEBT DISCOUNT	(449)		(1,732)	—	—	—
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	—		5,373	—	—	—
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR
RESTRUCTURING OF DEBT	(7,652	)*	7,409 *	(1,693)	(10,982)	12,945
INTEREST AND OTHER INCOME (EXPENSE)	5,701		3,690	2,278	11,102	(1,712)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	32,693		10,633	(12,485)	6,588	39,394

INCOME (LOSS) BEFORE INCOME TAXES	229		(242,889)	(148,398)	(7,918)	59,084
INCOME TAX BENEFIT (EXPENSE)	9,230		(4,866)	(3,809)	(5,686)	(5,701)

INCOME (LOSS) FROM CONTINUING OPERATIONS	9,459		(247,755)	(152,207)	(13,604)	53,383
INCOME FROM DISCONTINUED OPERATIONS, net of tax	145		2,382	2,970	3,023	485
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	6,132	*	7,415 *	—	—	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	15,736		(237,958)	(149,237)	(10,581)	53,868
EXTRAORDINARY ITEM	—		—	—	—	887

NET INCOME (LOSS)	15,736		(237,958)	(149,237)	(10,581)	54,755
ACCRETED AND DEEMED DIVIDEND ON
CONVERTIBLE PREFERRED STOCK	—		—	—	—	(1,678)

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,736		$(237,958)	$(149,237)	$(10,581)	$53,077

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.07		$(2.20)	$(1.60)	$(0.15)	$0.75
Income from discontinued operations	0.00		0.02	0.04	0.03	0.01
Gain from sale of discontinued operations	0.05		0.06	—	—	—
Extraordinary item	—		—	—	—	0.01

Income (loss)	$0.12		$(2.12)	$(1.56)	$(0.12)	$0.77

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.06		$(2.20)	$(1.60)	$(0.15)	$0.54
Income from discontinued operations	0.00		0.02	0.04	0.03	0.00
Gain from sale of discontinued operations	0.03		0.06	—	—	—
Extraordinary item	—		—	—	—	(0.00)

Income (loss)	$0.09		$(2.12)	$(1.56)	$(0.12)	$0.54

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	128,771		112,366	95,384	89,537	68,936

Diluted	196,470		112,366	95,384	89,537	97,998

*	Refer to discussion in Notes 16, 17 and 18 of the Notes to Consolidated Financial Statements for more information.

Balance Sheet Data:

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Total assets	$460,403	$392,250	$641,089	$758,600	$751,164
Total long-term obligations (including current portion)	$673,903	$644,074	$635,212	$559,352	$542,451
Total stockholders’ deficit	$(447,540)	$(468,255)	$(236,334)	$(108,756)	$(96,366)

Discontinued Operations Data:

	Year Ended December 31,
	2007	2006	2005	2004	2003
Net revenue	$3,806	$14,742	$19,380	$17,875	$14,203
Operating expenses	3,639	12,284	16,206	14,666	13,714

Income from operations	167	2,458	3,174	3,209	489
Interest expense	(25)	(47)	(38)	(51)	(46)
Interest income and other income	3	4	81	106	110
Foreign currency transaction gain (loss)	—	45	(58)	(27)	—

Income before income tax	145	2,460	3,159	3,237	553
Income tax expense	—	(78)	(189)	(213)	(68)

Income from discontinued operations	$145	$2,382	$2,970	$3,024	$485

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Introduction and Overview of Operations

We are an integrated facilities based telecommunications services provider offering a portfolio of international and domestic voice, wireless, Internet, voice-over-Internet protocol (VOIP), data and hosting services to customers located primarily in the United States, Australia, Canada, the United Kingdom and western Europe. Our focus is to service the demand for high quality, competitively priced communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of broadband, Internet, VOIP, wireless and data traffic.

Generally, we price our services competitively with the major carriers and service providers operating in our principal service regions. We seek to generate net revenue through sales and marketing efforts focused on customers with significant communications needs, including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers and through acquisitions.

Our challenge to growing net revenue in recent years has been to overcome declines in long distance voice minutes of use per customer as more customers are using wireless devices and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice; broadband for dial-up Internet service provider (ISP) services) has resulted in revenue declines in our legacy long distance voice and dial-up ISP businesses. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend is resulting in greater competition from the existing wireline and wireless competitors and from more recent entrants, such as cable companies and VOIP companies, which could continue to affect adversely our net revenue per minute, as well as minutes of use.

In order to manage our traffic network transmission costs, we pursue a flexible approach with respect to the management of our network capacity. In most instances, we optimize the cost of traffic by using the least expensive cost routing; negotiate lower variable usage based costs with domestic and foreign service providers and negotiate additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others; and continue to expand/reduce the capacity of our network when traffic volumes justify such actions.

Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; prepaid services versus traditional post-paid voice services; Internet, VOIP and data services versus fixed line voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Our margin is also affected by customer transfer and migration fees. We generally pay a charge to install and transfer a new customer onto our network, and to migrate DSL and local customers. However, installing and migrating customers to our own networks, such as the local and DSL networks in Australia and Canada, enable us to increase our margin on such services as compared to resale of services using other carriers’ networks.

SG&A expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and administrative costs. All SG&A expenses are expensed when incurred. Emphasis on cost containment or the shift of expenditures from non-revenue producing expenses to sales and marketing expenses has been heightened since growth in net revenue has been under significant pressure.

2007 Results

Our 2007 operating results were again accomplished in an environment of declining legacy voice and dial-up Internet revenues, a condition which we expect will continue as we attempt to moderate the decline. Overall revenue declined in 2007 as compared to 2006, primarily as a result of the declining usage and pricing in the legacy voice business and also as we continued to prune or divest low-margin revenue streams. That revenue decline has been partially offset by the continued growth of our broadband, VOIP, local, wireless, data and hosting services revenues. In the fourth quarter, net revenue from those services was an annualized amount of approximately $233 million. Our objective is to generate increased contribution from these products, such that, over time, such contribution exceeds the declines in legacy voice and dial-up Internet products. Our future growth and profitability are dependent upon accomplishing that goal.

In prior periods, growth in these products had been severely constrained by the lack of available cash for capital expenditures, and sales and marketing. However, successful execution of our recent liquidity-enhancing transactions has enabled us to provide more support for the growth products. In the first quarter 2007, based on our strengthened financial results during 2006, we successfully raised over $75 million in cash and extended our near-term debt maturities. In the second quarter, operating results modestly exceeded those in the first quarter. We exchanged $5 million of debt for equity and, in the third quarter, raised an additional $19 million in net cash proceeds through the sale of equity, thereby eliminating the accelerated maturity provisions in our 5% Exchangeable Senior Notes. As a result, our primary focus during the second half of 2007 was and will continue to be in targeted investments to bolster the rates of growth of our broadband, VOIP, local, wireless, data and hosting services.

That investment program is expected to include the following initiatives: opening of new and expansion of existing data centers in Canada and Australia; expansion of the DSL broadband footprint and network capacity to offer higher speed DSL services in Australia; and expansion, as warranted, of our direct sales force and telemarketing capabilities in select regions.

Through execution of our plan in 2008, we expect year over year revenue to decline—in the range of 2% to 5%—about half of the 10% revenue decline experienced in 2007, primarily as a result of increased investment in sales and marketing. We expect margin expansion to continue as a result of our capital expenditures in network infrastructure. The 2008 plan reflects continued reduction of non-sales and marketing expenses and a reallocation of approximately $5 million of these savings to increase our sales and marketing budget. Income from operations for 2008 will depend in part on the degree of success we achieve with our sales and marketing plans and potential opportunities to scale successful marketing campaigns through additional prudent investments. Our plan assumes currency exchange rates remain at current levels.

In light of improved operating performance over the course of 2006, we announced a two-year Transformation Strategy as we entered 2007. Our performance during the year of 2007 underscores that, while much has already been accomplished, much is yet to be done. As we move forward to 2008, we will continue to be guided by our stated strategy.

PRIMUS 2007-2008 Transformation Strategy

A)	Strengthen the balance sheet opportunistically through potential deleveraging transactions and equity capital infusions;

B)	Significantly improve our non-sales and marketing cost structure through increased outsourcing and/or off-shoring at lower cost locations globally and maintain an aggressive cost management program;

C)	Focus on improving sales productivity and margin enhancements by leveraging our network assets and increasing the revenue mix in favor of higher margin growth services; and

D)	Opportunistically sell non-strategic assets and businesses and use the proceeds either to accelerate growth of high-margin products or to strengthen the balance sheet.

While we are pursuing potential sales of assets in 2008 to generate $50 million or more in cash proceeds, the prevailing capital market turbulence combined with a weak overall economic outlook may force us to extend our time horizon if valuation multiples are not at acceptable levels. Those proceeds, if realized, could be applied to fund increased levels of investment in our growth products—both organically and through acquisitions—as well as to reduce debt.

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

In the year ended December 31, 2007, as compared to the year ended December 31, 2006, the USD was weaker on average as compared to the CAD, AUD, EUR and GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the year ended December 31, 2007 and 2006 (in thousands, except percentages):

Net Revenue by Location—in USD

	2007 Net Revenue	2006 Net Revenue	Variance	Variance %
Canada	$262,412	$275,546	$(13,134)	(5)%
Australia	$284,935	$301,506	$(16,571)	(5)%
United Kingdom	$89,363	$84,397	$4,966	6%
Europe *	$84,250	$133,188	$(48,938)	(37)%

Revenue by Country—in Local Currencies

	2007 Net Revenue	2006 Net Revenue	Variance	Variance %
Canada (in CAD)	281,419	312,671	(31,252)	(10)%
Australia (in AUD)	340,579	400,854	(60,275)	(15)%
United Kingdom (in GBP)	46,532	45,940	592	1%
Europe * (in EUR)	61,559	106,853	(45,294)	(42)%

*	Europe includes only subsidiaries whose functional currency is the EUR.

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

Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic, and also from the provision of local, hosting and wireless services.

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

Net revenue is also earned on a fixed monthly fee basis for unlimited local and long distance plans and for the provision of data/Internet (including retail VOIP) and hosting services. Data/Internet and hosting services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths and collocation services. These fees are recognized as access and collocation is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. We record payments received in advance for prepaid services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided.

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

Allowance for doubtful accounts receivable—Determining our allowance for doubtful accounts receivable requires significant estimates. Due to the large number of customers that we serve, it is impractical to review the creditworthiness of each of our customers, although a credit review is performed for larger carrier and retail business customers. We consider a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of our customers. Systems to detect fraudulent call activity are in place within our network, but if these systems fail to identify such activity, we may realize a higher degree of uncollectible accounts. If the estimate of uncollectible revenue was 10% higher than our current estimates, net revenue would have been reduced by approximately $1.1 million for the year ended December 31, 2007.

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

Valuation of long-lived assets—We review intangible and other long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. We believe no such events or changes occurred in 2007. In making such evaluations, we compare the expected undiscounted future cash flows to the carrying amount of the assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, we are required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and carrying value of the assets.

We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as determining asset groups and estimating future cash flows, remaining useful lives, discount rates and growth rates. The resulting undiscounted cash flows are projected over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While we believe that our estimates are reasonable, different assumptions could materially affect the valuation of the long-lived assets. During 2006, we completed an evaluation of our expected future cash flows compared to the carrying value of our assets based on estimates of our expected results of operations. As part of that evaluation, we derived future cash flow estimates from our historical experience and our internal business plans, which included consideration of industry trends, competitive actions, technology changes, regulatory actions, available financial resources for marketing and capital expenditures and changes in our underlying cost structure. Although we believe our estimates to be reasonable, if future cash flow estimates used in our 2006 impairment evaluation were reduced 5%, then our estimated fair value of the long-lived assets and the indefinite lived intangible assets, in aggregate, would have been reduced by approximately $7 million.

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

We make assumptions about the remaining useful life of our long-lived assets. The assumptions are based on the average life of our historical capital asset additions, our historical asset purchase trend and that our primary assets, our network switches, have an 8-year life. Because of the nature of our industry, we also assume that the technology changes in the industry render all equipment obsolete with no salvage value after their useful lives. In certain circumstances in which the underlying assets could be leased for an additional period of time, we have included such estimated cash flows in our estimate. In 2006, if we had projected that the remaining useful lives of our long-lived assets were one-half year shorter, then our estimated fair value of the long-lived assets and the indefinite lived intangible assets, in aggregate, would have been reduced by approximately $12 million.

The estimate of the appropriate discount rate to be used to apply the present value technique in determining fair value was our weighted average cost of capital which is based on the effective rate of our long-term debt obligations at the current market values as well as the current volatility and trading value of our common stock. In 2006, if we had projected the discount rate to be 500 basis points higher, then our estimated fair value of the long-lived assets and the indefinite lived intangible assets, in aggregate, would have been approximately $15 million less.

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

Accounting for income taxes—We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. The additional guidance provided by FIN No. 48, “Accounting for Uncertainty in Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Its implementation resulted in adjustments to increase our total unrecognized tax benefits by $106.4 million. Expected outcomes of current or anticipated tax examinations, refund claims and/or tax related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by FIN No. 48.

At present, our subsidiaries in the major jurisdictions in which we operate have significant deferred tax assets resulting from tax loss carryforwards. With the exception of our Canadian companies, these deferred tax assets are fully offset with valuation allowances. The appropriateness and amount of these valuation allowances are based on our assumptions about the future taxable income of each affiliate or available tax planning strategies. Except in the case of our Canadian companies, if our assumptions have significantly underestimated future taxable income with respect to a particular affiliate, all or part of the valuation allowance for the affiliate would be reversed and additional income may result. With the exception of our Canadian affiliates, if our assumptions have significantly overestimated future taxable income with respect to a particular affiliate, there would be no change in the net value of the deferred tax asset and no additional income or tax expense would result. If our assumptions with respect to our Canadian affiliates have significantly overestimated future taxable income, a full or partial valuation allowance would be applied to the corresponding deferred tax assets and additional tax expense would result.

Discontinued Operations

In August 2007, we sold our 51% interest in our German telephone installation system subsidiaries. The sale price was $0.8 million (0.6 million Euros), which included $0.5 million (0.4 million Euros) in cash and $0.3 million (0.2 million Euros) for payment of outstanding intercompany debt. For the intercompany debt payment, we received $0.1 million (0.1 million Euros) in cash at closing. The balance owing is represented by a note receivable and will be paid in fifteen equal installment payments. As a result, we recorded a $0.2 million gain from sale of assets in 2007. Net assets held for sale were $0.6 million at the closing date.

In February 2007, we sold our Australian domain name registry and web hosting subsidiary, Planet Domain. The sale price was $6.5 million ($8.3 million AUD). We received $5.5 million in net cash proceeds from the transaction after closing adjustments. As a result, we recorded a $6.0 million gain from sale of assets. The net assets of Planet Domain were $0.2 million at the closing date.

In May 2006, we entered into a Share Purchase Agreement (SPA) with Videsh Sanchar Nigam Limited (VSNL), a leading international telecommunications company and member of the TATA Group, whereby VSNL purchased 100% of the stock of Direct Internet Limited (DIL), whose wholly-owned subsidiary, Primus Telecommunications India Limited (PTIL), was primarily engaged in providing fixed broadband wireless Internet services to enterprise and retail customers in India. We owned approximately 85% of the stock of DIL through an indirect wholly-owned subsidiary. The remaining approximately 15% of the stock of DIL was owned by the manager of DIL and PTIL, who had founded the predecessor companies. The total purchase consideration was $17.5 million. We received $13.0 million in net cash proceeds from the transaction at closing on June 23, 2006, after closing adjustments. Under the SPA, we agreed to certain non-compete provisions regarding the business of DIL and PTIL and a the party to the SPA for the purpose of guaranteeing indemnity obligations of our subsidiary selling the stock of DIL. The net assets of DIL were $8.9 million at June 23, 2006.

As a result of these events, our consolidated financial statements reflect the Germany telephone system installation subsidiary, Planet Domain and the India operations as discontinued operations for the year ended December 31, 2007, 2006 and 2005. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of the discontinued operations for the year ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net revenue	$3,806	$14,742	$19,380
Operating expenses	3,639	12,284	16,206

Income from operations	167	2,458	3,174
Interest expense	(25)	(47)	(38)
Interest income and other income	3	4	81
Foreign currency transaction gain	—	45	(58)

Income before income tax	145	2,460	3,159
Income tax expense	—	(78)	(189)

Income from discontinued operations	$145	$2,382	$2,970

Results of Operations

The following information for the years ended December 31, 2007, 2006 and 2005 reflects all the items included in consolidated statements of operations as a percentage of net revenue:

	Year Ended December 31,
	2007	2006	2005
NET REVENUE	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	61.5%	65.8%	66.4%
Selling, general and administrative	31.5%	28.4%	32.2%
Depreciation and amortization	3.4%	4.7%	7.4%
Loss on sale or disposal of assets	0.1%	1.6%	1.1%
Asset impairment write-down	0.0%	20.9%	0.0%

Total operating expenses	96.5%	121.4%	107.1%
INCOME (LOSS) FROM OPERATIONS	3.5%	(21.4)%	(7.1)%
INTEREST EXPENSE	(6.8)%	(5.4)%	(4.6)%
ACCRETION ON DEBT DISCOUNT	(0.1)%	(0.2)%	0.0%
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	0.0%	0.5%	0.0%
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(0.8)%	0.7%	(0.1)%
INTEREST AND OTHER INCOME	0.6%	0.5%	0.2%
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	3.6%	1.1%	(1.1)%

INCOME (LOSS) BEFORE INCOME TAXES	0.0%	(24.2)%	(12.7)%
INCOME TAX BENEFIT (EXPENSE)	1.0%	(0.5)%	(0.3)%

INCOME (LOSS) FROM CONTINUING OPERATIONS	1.0%	(24.7)%	(13.0)%
INCOME FROM DISCONTINUED OPERATIONS, net of tax	0.0%	0.2%	0.2%
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	0.7%	0.8%	0.0%

NET INCOME (LOSS)	1.7%	(23.7)%	(12.8)%

The following information reflects net revenue by product line for the years ended December 31, 2007, 2006 and 2005 (in thousands, except percentages) and is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	2007	%	2006	%	2005	%
Voice	$603,169	67%	$713,987	71%	$900,494	77%
Data/Internet	179,997	20%	166,824	17%	167,922	14%
VOIP	119,017	13%	121,568	12%	99,601	9%

Total	$902,183	100%	$1,002,379	100%	$1,168,017	100%

Results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006

Net revenue decreased $100.2 million or 10.0% to $902.2 million for the year ended December 31, 2007 from $1,002.4 million for the year ended December 31, 2006. Our revenue from broadband, VOIP, local, wireless, data and hosting services contributed $216.9 million for the year ended December 31, 2007, as compared to $192.2 million for the year ended December 31, 2006. Our wholesale carrier and prepaid services contributed $170.5 million and $43.7 million, respectively, for the year ended December 31, 2007, as compared to $207.7 million and $90.0 million, respectively, for the year ended December 31, 2006, causing most of the year over year decline.

United States and Other: United States and Other net revenue decreased $5.9 million or 5.1% to $109.5 million for the year ended December 31, 2007 from $115.4 million for the year ended December 31, 2006. The decrease is primarily attributed to a decrease of $8.7 million in retail voice services (for residential and small businesses and from prepaid services) and a decrease of $2.5 million in Internet services, which was partially offset by an increase of $5.5 million in retail VOIP.

Canada: Canada net revenue decreased $12.1 million or 4.4% to $262.2 million for the year ended December 31, 2007 from $274.3 million for the year ended December 31, 2006. The decrease is primarily attributed to a decrease of $9.1 million in voice, a decrease of $16.0 million in prepaid card, which was partially offset by an increase of $12.9 million from growth products, which include local, VOIP, broadband Internet, data and hosting and wireless services. The strengthening of the CAD against the USD accounted for a $16.0 million increase to revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the year ended		Year-over-Year
	December 31, 2007 Net Revenue	December 31, 2006 Net Revenue	Variance	Variance %
United States	$101,583	$111,320	$(9,737)	(9)%
Canada	$262,200	$274,318	$(12,119)	(4)%
Other	$7,918	$4,086	$3,832	94%

Europe: European net revenue decreased $27.6 million or 27.6% to $72.3 million for the year ended December 31, 2007 from $99.9 million for the year ended December 31, 2006. The decrease is primarily attributable to a decrease in low margin prepaid services of $30.3 million, partially offset by an increase of $1.2 million in retail voice services and $1.7 million in VOIP. The European prepaid services business declined primarily in Netherlands and the business has ceased operations as of December 31, 2007. The strengthening of the European currencies against the USD accounted for an $8.6 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the year ended December 31, 2007		For the year ended December 31, 2006		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$39,037	54%	$28,145	28%	$10,892	39%
Netherlands	139	0%	34,457	34%	(34,318)	(100)%
Germany	3,385	5%	5,805	6%	(2,420)	(42)%
Spain	4,613	6%	9,648	10%	(5,035)	(52)%
France	11,038	15%	6,352	6%	4,686	74%
Italy	2,022	3%	2,839	3%	(817)	(29)%
Belgium	9,383	13%	8,635	9%	748	9%
Other	2,711	4%	4,038	4%	(1,327)	(33)%

Europe Total	$72,328	100%	$99,919	100%	$(27,591)	(28)%

Asia-Pacific: Asia-Pacific net revenue decreased $17.3 million or 5.7% to $287.7 million for the year ended December 31, 2007 from $305.0 million for the year ended December 31, 2006. The decrease is primarily attributable to a $15.2 million decrease in residential voice services, a $6.0 million decrease in dial-up Internet services, an $8.0 million decrease in business voice services, partially offset by a $12.2 million increase in Australia DSL services. The strengthening of the AUD against the USD accounted for a $34.3 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the year ended December 31, 2007		For the year ended December 31, 2006		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$284,935	99%	$301,506	99%	$(16,571)	(5)%
Other	2,769	1%	3,539	1%	(770)	(22)%

Asia-Pacific Total	$287,704	100%	$305,045	100%	$(17,341)	(6)%

Wholesale: Wholesale net revenue decreased $37.2 million or 17.9% to $170.5 million for the year ended December 31, 2007 from $207.7 million for the year ended December 31, 2006 caused by our deemphasis on lower-margin revenue streams. The strengthening of the European currencies against the USD accounted for an $11.4 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The following table reflects net revenue for each major country (in thousands, except percentages):

Wholesale Revenue by Country—in USD

	For the year ended December 31, 2007		For the year ended December 31, 2006		Year-over-Year
	Net Revenue	% of Total Wholesale	Net Revenue	% of Total Wholesale	Variance	Variance %
United States	$65,216	38%	$80,915	39%	$(15,699)	(19)%
United Kingdom	50,326	30%	56,251	27%	(5,925)	(11)%
Germany	21,003	12%	34,607	17%	(13,604)	(39)%
France	8,395	5%	10,481	5%	(2,086)	(20)%
Spain	11,218	6%	8,795	4%	2,423	28%
Italy	13,053	8%	11,569	6%	1,484	13%
Other	1,239	1%	5,073	2%	(3,834)	(76)%

Total	$170,450	100%	$207,691	100%	$(37,241)	(18)%

Cost of revenue decreased $104.5 million to $554.9 million, or 61.3% of net revenue, for the year ended December 31, 2007 from $659.4 million, or 65.8% of net revenue, for the year ended December 31, 2006. We continue to shed certain low margin revenue while growing revenue from our higher margin services. We also received certain regulatory benefits with retro-active treatment in Australia which reduced our cost of revenue.

United States: United States cost of revenue decreased $13.8 million primarily due to a decrease of $9.6 million in retail voice services and a decrease of $1.4 million in Internet services.

Canada: Canada cost of revenue decreased $9.8 million primarily due to a decrease of $6.8 million in retail voice services and a decrease of $8.6 million in prepaid services. The decreases were partially offset by increases of $3.4 million in growth products, which include local, VOIP, data and hosting and wireless services and $3.0 million in Internet services. The strengthening of the CAD against the USD accounted for a $7.3 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Europe: European cost of revenue decreased by $21.8 million. The decrease is primarily attributable to a $23.5 million decrease in low margin prepaid services, offset by a $1.2 million increase in VOIP services. The strengthening of the European currencies against the USD accounted for a $5.8 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Asia-Pacific: Asia-Pacific cost of revenue decreased $24.0 million primarily due to a decrease of $11.0 million in residential voice services, a decrease of $1.8 million in dial-up Internet services, and a decrease of $5.4 million in business services. We also realized a $13.6 million reduction to cost of revenue from third and fourth quarter regulatory actions reflecting recovery of payments related to retroactive price reductions. These decreases were partially offset by an increase of $6.1 million for new DSL services. The strengthening of the AUD against the USD accounted for a $22.6 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Wholesale: Wholesale cost of revenue decreased $35.3 million or 17.7% to $164.1 million for the year ended December 31, 2007 from $199.4 million for the year ended December 31, 2006. The strengthening of the European currencies against the USD accounted for an $11.0 million increase to cost of revenue, which is included in the above variance, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Selling, general and administrative expense decreased $0.3 million to $284.0 million, or 31.5% of net revenue, for the year ended December 31, 2007 from $284.3 million, or 28.4% of net revenue, for the year ended December 31, 2006. The decrease in selling, general and administrative expense is attributable to a decrease of $13.2 million for agent commissions related to prepaid services, a decrease of $1.3 million in advertising expenses, a decrease of $2.3 million for general and administrative expenses, offset by a $2.4 million contingency tax accrual related to the European prepaid services business, an increase of $5.4 million for salaries and benefits, an increase of $4.0 million in sales and marketing, an increase of $2.6 million in professional fees, and an increase of $1.5 million in occupancy expenses.

United States: United States selling, general and administrative expense was stable at $58.0 million for the year ended December 31, 2007 as compared to $57.9 million for the year ended December 31, 2006. The increase of $1.2 million in advertising expenses primarily attributable to LINGO and an increase of $1.0 million in professional fees was offset by a decrease of $1.4 million in salaries and benefits expense due to cost cutting/staff reduction efforts which is net of $0.5 million of related severance expense in 2007 and a decrease of $0.9 million in sales and marketing expense primarily for agent commissions related to prepaid services.

Canada: Canada selling, general and administrative expense increased $1.8 million to $100.2 million for the year ended December 31, 2007 from $98.3 million for the year ended December 31, 2006. The increase is attributable to an increase of $2.6 million in salaries and benefits which reflects $1.4 million of severance expense on eliminated positions in 2007, an increase of $0.9 million in professional fees, an increase of $0.8 million in occupancy, an increase of $0.6 million in sales and marketing expense, and an increase of $0.6 million in general and administrative expenses. These increases were partially offset by a decrease of $3.8 million in agent commissions related to prepaid services. Canada’s spending reflects an increased shift to direct sales personnel and telemarketing expenses.

Europe: Europe selling, general and administrative expense decreased $8.3 million to $33.8 million for the year ended December 31, 2007 from $42.1 million for the year ended December 31, 2006. The decrease is mainly attributable to a decrease of $8.4 million in sales and marketing expense primarily for agent commissions related to prepaid services, decrease of $1.2 million in salaries and benefits expense which is net of $0.7 million of severance expense in 2007, and a decrease of $1.3 million in general and administrative expenses, offset by a $2.4 million contingency tax accrual related to the European prepaid services business.

Asia-Pacific: Asia-Pacific selling, general and administrative expense increased $5.3 million to $83.2 million for the year ended December 31, 2007 from $77.9 million for the year ended December 31, 2006. The increase is attributable to an increase of $9.1 million in salaries and benefits expense primarily for increased direct sales, sales support, telemarketing and customer care personnel, which includes $0.5 million of severance expense in 2007 and an increase of $1.2 million in occupancy, offset by a decrease of $3.1 million in advertising and a decrease of $2.0 million in general and administrative expenses.

Wholesale: Wholesale selling, general and administrative expense increased $0.8 million or 10.0% to $8.9 million for the year ended December 31, 2007 from $8.1 million for the year ended December 31, 2006.

Depreciation and amortization expense decreased $16.9 million to $30.5 million for the year ended December 31, 2007 from $47.4 million for the year ended December 31, 2006. The decrease consisted of a decrease in depreciation expense of $14.6 million and a decrease in amortization expense of $2.3 million. The decrease is primarily due to the asset impairment recognized in the second quarter 2006.

Loss on sale or disposal of assets decreased $14.6 million to $1.5 million for the year ended December 31, 2007 from $16.1 million for the year ended December 31, 2006. In 2006, we recognized a charge associated with the sale or disposal of specific long-lived assets which were taken out of service. The charge included $8.9 million in the United States, $2.2 million in the United Kingdom, $2.0 million in Japan, $1.8 million in Canada and $1.2 million in various other countries and is comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

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

Interest expense, including accretion of debt discount, increased $5.9 million to $61.8 million for the year ended December 31, 2007 from $55.9 million for the year ended December 31, 2006. The increase is the result of $14.0 million from issuance of our 14 1/4% Senior Secured Notes, offset by an $8.1 million decrease mainly resulting from reductions in the outstanding principal amount of our October 1999 Senior Notes with a stated interest rate of 12 3/4% and the early 2007 retirement in full of our 2000 Convertible Subordinated Debentures with a stated interest rate of 5 3/4%.

Change in fair value of derivatives embedded within convertible debt was a gain of $5.4 million for the year ended 2006. Our Step Up Convertible Subordinated Debentures, 2000 Convertible Subordinated Debentures and 2003 Convertible Senior Notes contained embedded derivatives that required bifurcation from the debt host from February 27 to June 20, 2006. We recognized these embedded derivatives as a current liability in our balance sheet, measured them at their estimated fair value and recognized changes in the fair value of the derivative instruments in earnings. We estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of 100% as of June 20, 2006. On June 20, 2006, the embedded derivatives no longer qualified for bifurcation. We estimated that the embedded derivatives had a June 20, 2006 (the final valuation date) fair value of $10.3 million. The embedded derivatives derived their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives decreased as the price of our common stock decreased. The closing price of our common stock decreased to $0.64 on June 20, 2006 from $0.88 on February 27, 2006, causing the overall value of the derivative instrument to decline. As a result, during the year ended December 31, 2006, we recognized a gain of $5.4 million from the change in estimated fair value of the embedded derivatives.

Gain (loss) on early extinguishment or restructuring of debt was a $7.7 million loss for the year ended December 31, 2007 comparing to $7.4 million gain for the year ended December 31, 2006. In 2007, we converted $5.0 million principal amount of our Step Up Convertible Subordinate Debentures to 6.0 million shares of our common stock resulting in an induced debt conversion expense of $2.3 million, which included deferred financing cost and discount write-offs. We also issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes, in exchange for $40.7 million principal amount of the Company’s outstanding October 1999 Senior Notes and $23.6 million in cash . This exchange was deemed a debt modification, resulting in a $5.1 million loss on restructuring of debt for financing costs incurred. The remaining $0.9 million of expense resulted from costs related to the early retirement of the Canadian credit facility. The losses were offset by our open market purchases of $10.5 million principal amount of our October 1999 Senior Notes resulting in a $0.3 million gain on early extinguishment of debt including the write-off of related deferred financing costs and a $0.5 million gain on forgiveness of equipment financing in Brazil.

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

Foreign currency transaction gain increased by $22.1 million to $32.7 million for the year ended December 31, 2007 from $10.6 million for the year ended December 31, 2006. The gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense) decreased to a benefit of $9.2 million for the year ended December 31, 2007 from $4.9 million expense for the year ended December 31, 2006. The expense for both periods includes foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiaries by our Canadian and Australian subsidiaries. Income tax expense for 2007 also includes a $5.6 million increase of unrecognized tax benefits relating to an ongoing foreign audit and reassessment of foreign tax positions, offset by a $1.7 million release of unrecognized tax benefits as a foreign statutory audit period expired and an $11.1 million release of the Canadian deferred tax valuation allowance.

Results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005

Net revenue decreased $165.6 million or 14.2% to $1,002.4 million for the year ended December 31, 2006 from $1,168.0 million for the year ended December 31, 2006. Our revenue from broadband, VOIP, local, wireless, Internet, data and hosting services contributed $192.2 million for the year ended December 31, 2006, as compared to $141.9 million for the year ended December 31, 2005. Our wholesale carrier and prepaid services contributed $207.7 million and $90.0 million, respectively, for the year ended December 31, 2006, as compared to $232.7 million and $184.2 million, respectively, for the year ended December 31, 2005.

United States and Other: United States and Other net revenue decreased $20.9 million or 15.3% to $115.4 million for the year ended December 31, 2006 from $136.3 million for the year ended December 31, 2005. The decrease is primarily attributed to a decrease of $21.9 million in retail voice services (including declines in residential and small business voice services and prepaid services), a decrease of $3.6 million in prepaid services, a decrease of $3.0 million in Internet services, and a decrease of $1.0 million in wireless services, which was partially offset by an increase of $6.9 million in retail VOIP.

Canada: Canada net revenue increased $14.7 million or 5.6% to $274.3 million for the year ended December 31, 2006 from $259.7 million for the year ended December 31, 2005. The increase is primarily attributed to an increase of $21.8 million in revenue from growth products, which include local, VOIP, broadband Internet, data and hosing, and wireless services, and a $2.0 million increase in prepaid services, which was partially offset by a decrease of $9.2 million in retail voice services. The strengthening of the CAD against the USD accounted for a $17.5 million increase to revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the year ended		Year-over-Year
	December 31, 2006 Net Revenue	December 31, 2005 Net Revenue	Variance	Variance %
United States	$111,320	$132,940	$(21,620)	(16)%
Canada	$274,319	$259,661	$14,658	6%
Other	$4,086	$3,324	$762	23%

Europe: European net revenue decreased $94.0 million or 48.5% to $99.9 million for the year ended December 31, 2006 from $193.9 million for the year ended December 31, 2005. The decrease is primarily attributable to a decrease in low margin prepaid services of $66.6 million in the Netherlands, $20.3 million in the United Kingdom and $4.5 in Sweden, and a $2.4 million decrease in retail voice services. The European prepaid services business declined primarily in Netherlands as a result of restructuring the business and shedding unprofitable revenue and associated costs. The strengthening of the European currencies against the USD accounted for a $1.5 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the year ended December 31, 2006		For the year ended December 31, 2005		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$28,145	28%	$45,015	23%	$(16,870)	(37)%
Netherlands	34,457	34%	102,182	53%	(67,725)	(66)%
Germany	5,805	6%	9,915	5%	(4,110)	(41)%
Spain	9,648	10%	9,317	5%	331	4%
France	6,352	6%	6,892	4%	(540)	(8)%
Italy	2,839	3%	2,847	1%	(8)	(0)%
Other	12,673	13%	17,721	9%	(5,048)	(28)%

Europe Total	$99,919	100%	$193,889	100%	$(93,970)	(48)%

Asia-Pacific: Asia-Pacific net revenue decreased $40.5 million or 11.7% to $305.0 million for the year ended December 31, 2006 from $345.5 million for the year ended December 31, 2005. The decrease is primarily attributable to a $27.6 million decrease in residential voice services, a $21.4 million decrease in dial-up Internet services, a $2.5 million decrease in business voice services, and a $1.2 million decrease in prepaid services, partially offset by a $13.1 million increase in Australia DSL services. The weakening of the AUD against the USD accounted for a $4.7 million decrease to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the year ended December 31, 2006		For the year ended December 31, 2005		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$301,506	99%	$340,650	99%	$(39,144)	(11)%
Other	3,540	1%	4,850	1%	(1,311)	(27)%

Asia-Pacific Total	$305,046	100%	$345,500	100%	$(40,455)	(12)%

Wholesale: Wholesale net revenue decreased $25.0 million or 10.7% to $207.7 million for the year ended December 31, 2006 from $232.7 million for the year ended December 31, 2005. The strengthening of the CAD and European and other currencies against the USD accounted for a $0.9 million increase to revenue, which is included in the above variance, and which reflects changes in the exchange rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The following table reflects net revenue for each major country (in thousands, except percentages):

Wholesale Revenue by Country—in USD

	For the year ended December 31, 2006		For the year ended December 31, 2005		Year-over-Year
	Net Revenue	% of Total Wholesale	Net Revenue	% of Total Wholesale	Variance	Variance %
United States	$80,915	39%	$70,762	30%	$10,153	14%
United Kingdom	56,251	27%	68,844	30%	(12,593)	(18)%
Germany	34,607	17%	38,743	17%	(4,136)	(11)%
France	10,481	5%	12,455	5%	(1,974)	(16)%
Spain	8,795	4%	8,554	4%	241	3%
Italy	11,569	6%	21,340	9%	(9,771)	(46)%
Other	5,073	2%	12,005	5%	(6,932)	(58)%

Total	$207,691	100%	$232,703	100%	$(25,012)	(11)%

Cost of revenue decreased $115.9 million to $659.4 million, or 65.8% of net revenue, for the year ended December 31, 2006 from $775.3 million, or 66.4% of net revenue, for the year ended December 31, 2005. We continue to shed certain low margin revenue while growing revenue from our new services. Additionally service install and migration fees in Canada and Australia were less than the prior year period as fewer customers from other carriers were migrated on-net in Australia and Canada.

United States: United States cost of revenue decreased $11.5 million primarily due to a decrease of $9.4 million in retail voice services, a decrease of $1.8 million in prepaid services, a decrease of $1.7 million for Internet services and a decrease of $0.9 million in wireless services. The decreases were partially offset by an increase of $1.1 million in VOIP services.

Canada: Canada cost of revenue increased $5.3 million primarily due to an increase of $8.1 million in new products, which include local, VOIP and wireless services and customer migration fees and $2.3 million in Internet and hosting and data services. The increases were partially offset by a decrease in retail voice services of $5.2 million. The strengthening of the CAD against the USD accounted for an $8.1 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Europe: European cost of revenue decreased by $65.9 million. The decrease is primarily attributable to a $62.4 million decrease in low margin prepaid services including a decrease of $42.6 million in Netherlands, $15.5 million in the United Kingdom and $4.4 million in Sweden. Wireless services decreased $5.0 million primarily in the United Kingdom. The decreases were offset by an increase of $0.9 million in retail voice services. The strengthening of the European currencies against the USD accounted for a $1.5 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Asia-Pacific: Asia-Pacific cost of revenue decreased $23.3 million primarily due to a decrease of $18.9 million in residential voice services, a decrease of $12.6 million in dial-up Internet services, and a decrease of $3.9 million in business services. These decreases were partially offset by an increase of $10.8 million for new DSL services including customer migration fees and an increase of $2.0 million in VOIP and other services. Weakening of the AUD against the USD accounted for a $3.1 million decrease to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Wholesale: Wholesale cost of revenue decreased $20.4 million or 9.3% to $199.4 million for the year ended December 31, 2006 from $219.8 million for the year ended December 31, 2005. The strengthening of the CAD and European currencies against the USD accounted for a $1.0 million increase to cost of revenue, which is included in the above variance, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Selling, general and administrative expenses decreased $91.7 million to $284.3 million, or 28.4% of net revenue, for the year ended December 31, 2006 from $376.0 million, or 32.2% of net revenue, for the year ended December 31, 2005. The decrease in selling, general and administrative expenses is attributable to a decrease of $41.1 million in sales and marketing expenses primarily for agent commissions related to prepaid services, a decrease of $22.0 million in salaries and benefits, a decrease of $12.2 million in advertising expenses for new products, a decrease of $7.2 million in professional fees, a decrease of $6.0 million for general and administrative expenses, a decrease of $1.8 million in travel and entertainment and a decrease of $1.4 million in occupancy expenses.

United States: United States selling, general and administrative expenses decreased $35.3 million to $57.9 million for the year ended December 31, 2006 from $93.3 million for the year ended December 31, 2005. The decrease is attributable to a decrease of $11.1 million in advertising expenses primarily attributable to LINGO, a decrease of $8.2 million in salaries and benefits expense due to cost cutting/staff reduction efforts which is net of $0.3 million of related severance expense in 2006, a decrease of $6.3 million in sales and marketing expense primarily for agent commissions related to low margin prepaid services, a decrease of $6.1 million in professional fees which includes savings related to Sarbanes-Oxley compliance and consulting support of the LINGO and wireless businesses, a decrease of $2.4 million in general and administrative expenses and a decrease of $1.3 million in occupancy and travel and entertainment expenses.

Canada: Canada selling, general and administrative expense increased $0.7 million to $98.3 million for the year ended December 31, 2006 from $97.6 million for the year ended December 31, 2005. The increase is attributable to an increase of $3.3 million in advertising, an increase of $1.2 million in professional fees and an increase of $0.6 million in occupancy and travel and entertainment expenses. These increases were partially offset by a decrease of $2.1 million in sales and marketing expense, a decrease of $1.3 million in salaries which is net of $0.9 million of severance expense in 2006 and a decrease of $1.0 million in general and administrative expenses.

Europe: Europe selling, general and administrative expense decreased $43.5 million to $42.1 million for the year ended December 31, 2006 from $85.6 million for the year ended December 31, 2005. The decrease is attributable to a decrease of $32.8 million in sales and marketing expense primarily for agent commissions related to low margin prepaid services, a decrease of $4.4 million in salaries and benefits expense which is net of $1.1 million of severance expense in 2006, a decrease of $2.4 million in professional fees, a decrease of $1.3 million in travel and entertainment expenses, a decrease of $1.4 million in general and administrative expenses and a decrease of $1.0 million in occupancy expenses.

Asia-Pacific: Asia-Pacific selling, general and administrative expense decreased $15.4 million to $77.9 million for the year ended December 31, 2006 from $93.3 million for the year ended December 31, 2005. The decrease is attributable to a decrease of $9.3 million in salaries and benefits expense which is net of $0.3 million of severance expense in 2006, a decrease of $4.3 million in advertising and a decrease of $1.8 million in general and administrative expenses.

Wholesale: Wholesale selling, general and administrative expense increased $1.8 million or 28.8% to $8.1 million for the year ended December 31, 2006 from $6.3 million for the year ended December 31, 2005.

Depreciation and amortization expense decreased $39.0 million to $47.4 million for the year ended December 31, 2006 from $86.4 million for the year ended December 31, 2005. The decrease consisted of a decrease in depreciation expense of $27.6 million and a decrease in amortization expense of $11.4 million. The decrease is primarily due to the asset impairment recognized in the second quarter 2006.

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

Interest expense, including accretion of debt discount, increased $2.5 million to $55.9 million for the year ended December 31, 2006 from $53.4 million for the year ended December 31, 2005. The increase is the result of $8.2 million from changes in the variable interest rate of our Senior Secured Term Loan Facility, the issuance of our $27.5 million Step Up Convertible Subordinated Debentures and capital leases. This is offset by a $5.7 million decrease due to interest saved from exchanges of $54.8 million of 2003 Convertible Senior Notes for cash and 5% Exchangeable Senior Notes, and $2.5 million of October 1999 Senior Notes for stock, deferred offering costs amortization changes and other interest.

Change in fair value of derivatives embedded within convertible debt was a gain of $5.4 million for the year ended 2006. Our Step Up Convertible Subordinated Debentures, 2000 Convertible Subordinated Debentures and 2003 Convertible Senior Notes contained embedded derivatives that required bifurcation from the debt host from February 27 to June 20, 2006. We recognized these embedded derivatives as a current liability in our balance sheet, measured them at their estimated fair value and recognized changes in the fair value of the derivative instruments in earnings. We estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of 100% as of June 20, 2006. On June 20, 2006, the embedded derivatives no longer qualified for bifurcation. We estimated that the embedded derivatives had a June 20, 2006 (the final valuation date) fair value of $10.3 million. The embedded derivatives derived their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives decreased as the price of our common stock decreased. The closing price of our common stock decreased to $0.64 on June 20, 2006 from $0.88 on February 27, 2006, causing the overall value of the derivative instrument to decline. As a result, during the year ended December 31, 2006, we recognized a gain of $5.4 million from the change in estimated fair value of the embedded derivatives.

Gain (loss) on early extinguishment or restructuring of debt was $7.4 million gain for the year ended 2006 as compared to ($1.7) million loss for the year ended 2005. In June 2006, we exchanged $54.8 million principal amount of the Company’s 2003 Convertible Senior Notes and $20.5 million of cash for $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes and $11.3 million of future cash payments resulting in a gain on restructuring of debt of $4.8 million including the expensing of related financing costs. In March 2006, we exchanged $27.4 million principal amount of our 2000 Convertible Subordinated Debentures for $27.5 million principal amount of our 2006 Step Up Convertible Subordinated Debentures resulting in a gain on early extinguishment of debt of $1.5 million including the write-off of related deferred financing costs. In January 2006, we exchanged 1,825,000 shares of our common stock for the extinguishment of $2.5 million in principal amount of the October 1999 Senior Notes resulting in a $1.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs. We had a ($1.7) million loss on early extinguishment of debt for the year ended December 31, 2005. The $1.7 million loss resulted from the exchange of our common stock for the extinguishment of $17.0 million in principal amount of the 2000 Convertible Subordinated Debentures and $8.6 million in principal amount of the October 1999 Senior Notes including the write-off of deferred financing costs.

Foreign currency transaction gain (loss) was a gain of $10.6 million for the year ended December 31, 2006 as compared to a loss of ($12.5) million for the year ended December 31, 2005. The gain or loss is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense increased to $4.9 million for the year ended December 31, 2006 from $3.8 million for the year ended December 31, 2005. The expense for both periods primarily consists of foreign withholding tax on intercompany interest and royalty fees owed to our United States subsidiaries by our Canadian and Australian subsidiaries.

Liquidity and Capital Resources

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and capacity, development of back-office systems, expansion of data center facilities, interest and principal payments on outstanding debt and other obligations, taxes and acquisitions. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, vendor financing, capital lease financing and other financing arrangements.

Net cash provided by operating activities was $11.5 million for the year ended December 31, 2007 as compared to net cash provided by operating activities of $12.9 million for the year ended December 31, 2006. For the year ended December 31, 2007, net income, net of non-cash operating activity, provided $13.2 million of cash. In addition, cash was increased by a reduction in accounts receivable of $5.3 million and a reduction in other assets of $2.3 million. In 2007, we used $1.6 million to increase prepaid expenses and other current assets, $2.7 million to reduce accounts payable, $6.2 million to reduce accrued interconnection costs, $2.3 million to reduce our deferred revenue, accrued expenses, accrued income taxes and other liabilities and $1.2 million to reduce our accrued interest. For the year ended December 31, 2006, net loss, net of non-cash operating activity, provided $19.9 million of cash. In addition, cash was increased by a reduction in accounts receivable of $14.8 million, increases in deferred revenue, accrued expenses, accrued income taxes and other liabilities of $3.8 million, and a reduction in prepaid expenses and other current assets of $9.4 million. In 2006, we used $36.6 million to reduce our accounts payable and accrued interconnection costs.

Net cash used in investing activities was $39.5 million for the year ended December 31, 2007 compared to $17.9 million for the year ended December 31, 2006. Net cash used in investing activities during the year ended December 31, 2007 included $44.7 million of capital expenditures, $0.7 million to increase restricted cash, and $0.2 million to acquire an additional 39% of a subsidiary, offset by $6.1 million net cash proceeds from the disposition of our Australian Planet Domain subsidiary and a German subsidiary. Net cash used by investing activities during the year ended December 31, 2006 included $33.0 million of capital expenditures primarily for additions to our DSL networks in Australia and Canada and back office support systems, offset by a $2.4 million decrease in restricted cash and $12.9 million net cash proceeds from the disposition of our India operations.

Net cash provided by financing activities was $41.5 million for year ended December 31, 2007 as compared to net cash provided by financing activities of $25.5 million for the year ended December 31, 2006. During the year ended December 31, 2007, net cash provided by financing activities consisted of $102.7 million from the issuance of debt, $75.2 million principal amount of 14 1/4% Senior Secured Notes for $69.2 million in net cash, $35.0 million from a credit facility with a financial institution (less $1.5 million in financing costs) and $19.2 million from the sale of 22.5 million shares of our registered common stock; partially offset by the retirement in full of $22.7 million principal amount of our 2000 Convertible Subordinated Debentures, the retirement of $10.5 million principal amount of our October 1999 Senior Notes, the repayment in full of a $29.9 million Canadian loan facility and a $4.9 million capital lease financing, and $12.4 million principal payments of capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the year ended December 31, 2006, net cash provided by financing activities consisted of $32.4 million from the issuance of $24.1 million 5% Exchangeable Senior Notes for $17.7 million in cash, net of $2.9 million in financing costs, and the issuance of $14.8 million through an amended and restated loan facility with a Canadian financial institution, net of $0.2 million in financing costs; $5.0 million from the sale of 6.7 million shares of our common stock pursuant to a subscription agreement with an existing stockholder; partially offset by $11.9 million of principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short-and Long-Term Liquidity Considerations and Risks

As of December 31, 2007, we had $81.3 million of unrestricted cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for at least the next twelve months.

During 2007 we successfully executed a number of liquidity-enhancing initiatives. As a result of these transactions, we have extended our debt maturities and have added financial flexibility, subject to the limitations noted below, to make additional investments in our higher margin growth businesses, as well as to consider potentially attractive acquisitions. Broadband, VOIP, local, wireless, data and hosting services are generating a fourth quarter 2007 annualized revenue run-rate of $233 million. Tapping that full potential will require a greater investment in sales and marketing over the next year. Such an investment seems justified given our need for revenue and profitability growth from these services to compensate for the corresponding declines from our high-margin legacy long distance voice and dial-up Internet businesses. However, we expect overall revenue to decline in 2008 as compared to 2007, particularly as a result of expected declines in our legacy voice and dial-up Internet businesses as well as our ongoing program to sell, prune or divest low-margin, or non-core revenue streams. Our challenge is to have contribution from these growth products eclipse the decline in our legacy businesses.

We will continue to have significant debt service obligations during the next year and on a long-term basis. After recent debt buybacks (see the Subsequent Events note of the Consolidated Financial Statements), we have $19.5 million principal amount of 12 3/4% Senior Notes and $15.5 million principal amount of Step Up Convertible Subordinated Debentures coming due in 2009. Our company strategies related to meeting our 2009 obligations and other cash needs are to strengthen the balance sheet opportunistically through potential deleveraging transactions and equity capital infusions; to improve significantly our non-sales and marketing cost structure through increased outsourcing and/or off-shoring at lower cost locations globally and maintain an aggressive cost management program; to focus on improving sales productivity and margin enhancements by leveraging our network assets and increasing the revenue mix in favor of higher margin growth services; and opportunistically to sell non-strategic assets and businesses and use the proceeds either to accelerate growth of high-margin products or to strengthen the balance sheet.

The recent degradation of the credit markets has not directly impacted the Company’s financial results. However, the environmental change in the overall markets has influenced the prices at which the Company’s debt trades and may provide future opportunities to repurchase such debt at deeper discounts. In the near-term and because of the state of the credit markets, we expect that raising further capital would prove difficult; however, we believe that opportunities will become available to us when we require.

Also there can be no assurance that changes in assumptions or conditions, including those referenced under “Legal Proceedings” and “Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity.

As of December 31, 2007, we have $35.3 million in future minimum purchase obligations, $64.2 million in future operating lease payments and $673.9 million of indebtedness. At December 31, 2007, approximately $116.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN No. 48. We are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below. Included in the unrecognized tax benefits not included in the table below, we have recorded a liability for potential penalties and interest of $6.0 million. Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other	Senior Notes	Convertible and Exchangeable Senior Notes (2)	Step Up Subordinated Debentures	Senior Secured Notes	Purchase Obligations	Operating Leases	Total
2008	$7,947	$12,528	$3,524	$21,384	$5,713	$1,714	$15,420	$20,836	$15,921	$104,987
2009	2,443	12,409	3,302	41,654	5,713	24,279	15,420	7,399	13,089	125,708
2010	3,026	12,290	3,302	18,800	137,878	—	15,420	3,157	10,018	203,891
2011	36	94,250	3,302	18,800	—	—	115,920	2,425	7,288	242,021
2012	—	—	35,809	18,800	—	—	—	1,512	5,692	61,813
Thereafter	—	—	62	263,200	—	—	—	—	12,174	275,436

Total Minimum Principal & Interest Payments	13,452	131,477	49,301	382,638	149,304	25,993	162,180	35,329	64,182	1,013,856
Less: Amount Representing Interest	(1,291)	(34,227)	(13,911)	(127,368)	(15,731)	(3,512)	(53,970)	—	—	(250,010)

Face Value of Long-Term Obligations	12,161	97,250	35,390	255,270	133,573	22,481	108,210	35,329	64,182	763,846
Less: Amount Representing Discount	—	—	—	—	(1,054)	(2,155)	5,737	—	—	2,528
Add: Exchangeable Notes Interest Treated as Long-Term Obligations (2)	—	—	—	—	7,040	—	—	—	—	7,040

Total Long-Term Obligations	$12,161	$97,250	$35,390	$255,270	$139,559	$20,326	$113,947	$35,329	$64,182	$773,414

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 11.9%, which is the interest rate at December 31, 2007.
(2)	For preparation of this table, we have shown separately the cash interest payments of PTHI’s 5% Exchangeable Senior Notes as a portion of long-term obligations (see “Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2008, 2009 and 2010 is $2.8 million, $2.8 million and $1.4 million, respectively.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $20.8 million, $7.4 million, $3.2 million, $2.4 million and $1.5 million in 2008, 2009, 2010, 2011 and 2012 respectively.

The indentures governing the senior notes, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures, convertible subordinated debentures, senior secured notes and the senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by us. We were in compliance with the above covenants at December 31, 2007 except for a covenant related to an Australian financing facility, which breach was waived by the lender on February 8, 2008. On February 13, 2008, the covenant was changed to a less stringent requirement.

We will continue to have significant debt service obligations on a long-term basis. From time to time, we consider the feasibility and timing of transactions that could raise capital for additional liquidity, debt reduction, refinancing of existing indebtedness and for additional working capital and growth opportunities. There can be no assurance we will be successful in any of these efforts to obtain any such financing on acceptable terms or at all. If we are successful in raising additional financing or issuing our securities in exchange for debt, securities comprising a significant percentage of our diluted equity capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change or prove inaccurate, including those with respect to our debt levels, competitive developments, developments affecting our network or product initiatives, services, operations or cash from operating activities, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected. In such circumstances, there can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms. Also there can be no assurance that changes in assumptions or conditions, including those referenced under “Legal Proceedings” and “Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We anticipate that the adoption of this standard will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment to ARB No. 51, “Consolidated Financial Statements”. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We anticipate that the adoption of this standard will not have a material impact on our results of operations, financial position and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require new fair value measurements, and we do not expect the application of this standard to change our current practices. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP No. 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We anticipate that the adoption of this standard will not have a material impact on our results of operations, financial position and cash flows.

Newly Adopted Accounting Principle

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. See Note 6—“Income Taxes.”

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K and elsewhere constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•

expectations of future growth, creation of shareholder value, revenue, foreign revenue contributions and net income, as well as income from operations, margins, earnings per share, cash flow and cash sufficiency levels, working capital, network development, customer migration and related costs, spending on and success with growth products, including broadband Internet, VOIP, wireless, local, data and hosting services, traffic development, capital expenditures, selling, general and administrative expenses, income tax and withholding tax expense, fixed asset and goodwill impairment charges, service introductions, cash requirements and potential asset sales;

•

increased competitive pressures, declining usage patterns, and our growth products, bundled service offerings, the pace and cost of customer migration onto our networks, the effectiveness and profitability of the new products;

•	financing, refinancing, de-leveraging and/or debt repurchase, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecast;

•	assumptions regarding currency exchange rates;

•	timing, extent and effectiveness of cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, asset dispositions, product plans, performance and results;

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings; and

•	ability to generate net cash proceeds from the disposition of selective assets without material impairment to profitability.

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

•	inadequate financial resources to promote and to market the product initiatives;

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

•	entry into developing markets;

•	aggregate margin contribution from the new products is not sufficient in amount or timing to offset the margin decline in our legacy long distance voice and dial-up ISP businesses;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel;

•	risks and costs associated with our effort to locate certain activities and functions off-shore;

•	risks associated with international operations;

•	dependence on effective information and billing systems;

•	possible claims for patent infringement on products or processes employed in providing our services;

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

Foreign currency can have a major impact on our financial results. During 2007 in excess of 82% of our net revenue was derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Credit Agreement. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. Given the current divergence in exchange rates affecting the functional currencies in our major markets as compared to the USD, we will explore whether hedging activities may provide benefit to us.

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

In the year ended December 31, 2007, as compared to the year ended December 31, 2006, the USD was weaker on average as compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (15)%, (10)%, 1% and (42)% in local currency compared to the year ended December 31, 2006, but increased (decreased) (5)%, (5)%, 6% and (37)% in USD, respectively.

Interest rates—The majority of our long-term debt obligations are at fixed interest rates at December 31, 2007. In February 2005, we obtained a $100 million senior secured loan facility, which has a variable interest rate feature. In March 2007, we entered into a $35 million senior secured credit agreement with a variable interest rate. The interest rate on the $35 million senior secured credit agreement has been fixed effective October 2007 after we completed a cross-currency interest rate swap agreement. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, senior secured notes, senior secured term loan, convertible senior notes, exchangeable senior notes, convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at December 31, 2007. In the case of the convertible senior notes, exchangeable senior notes and convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features and excludes an unamortized debt premium (net of discount) of $2.5 million and future cash interest payments of $7.0 million from our 5% Exchangeable Senior Notes that are treated as long term obligations (see Note 5—“Long-Term Obligations”).

	Year of Maturity
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Fixed Rate	$7,380	$44,880	$136,472	$108,269	$35,025	$235,059	$567,085	$405,220
Average Interest Rate	9.5%	10.2%	4.4%	14.2%	9.2%	8.0%	8.6%
Variable Rate	$1,000	$1,000	$1,000	$94,250	$—	$—	$97,250	$97,250
Average Interest Rate	11.9%	11.9%	11.9%	11.9%	0.0%	0.0%	11.9%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

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

Evaluation of Internal Control Over Financial Reporting.

As part of our compliance efforts relative to Section 404 of Sarbanes-Oxley Act of 2002, management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment, management identified a material weakness in our internal control over accounting for income taxes. The material weakness in internal control related to a lack of documentation and insufficient historical analysis, caused by insufficient time in the position for the Corporate Tax Director, who started in the position on October 1, 2007. His hiring was part of the remediation efforts related to the material weakness identified as December 31, 2006. This short time period did not allow the new Corporate Tax Director enough time to establish a consistent application of controls surrounding documentation and historical analysis. These deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by our internal control over financial reporting. Because of this material weakness in internal control over financial reporting, management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on the criteria set forth by COSO.

Management’s report on internal control over financial reporting as of December 31, 2007 appears on page F-2 and is incorporated herein by reference. The report of Deloitte & Touche LLP, which expresses an adverse opinion on the Company’s internal control over financial reporting because of a material weakness, is set forth in Part IV, Item 15 of this annual report.

Discussion on Income Tax Material Weakness.

Our income tax accounting has significant complexity due to our business being property and equipment intensive, our varied types of refinancing and debt transactions, the significant number of foreign subsidiary legal entities and various tax planning strategies. To address this complexity, we restructured the United States tax department and hired both a senior manager of taxation for non-income tax matters and a Corporate Tax Director for oversight of the domestic, foreign and consolidated income tax responsibilities. In addition, we utilize third party tax advisors both to assist in the administrative and consolidation duties of preparing the income tax provision and disclosures and also to advise on matters beyond our in-house expertise. We believe that the personnel hired into these positions have the appropriate knowledge, experience and skills to maintain the proper controls over accounting for income taxes. However, the Corporate Tax Director has been in the position only since October 1, 2007, which is not enough time to remediate our internal controls over accounting for income taxes. We believe that within a few months, the Corporate Tax Director will have had enough time to remediate the controls related to documentation and historical analysis.

To address the control weakness described above, we performed additional analysis and other procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States. Accordingly, management believes that the consolidated financial statements included in the Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control.

Other than the changes in accounting for income taxes noted above, there have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls over financial reporting, that occurred during the quarter ended December 31, 2007, that have materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

Certain of the information required by Part III will be provided in our definitive proxy statement for our 2008 annual meeting of stockholders (involving the election of directors and possibly other matters), which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 29, 2008 (“2008 Proxy Statement”), and is incorporated herein by this reference.

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors is set forth under the caption entitled “Election of Directors” in our 2008 Proxy Statement and is incorporated herein by reference. Information relating to our executive officers is set forth in our 2008 Proxy Statement under the caption “Executive Officers, Directors and Key Employees” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officer, directors and 10% stockholders are required under the Securities Exchange Act of 1934 to file with the Securities and Exchange Commission reports of ownership and changes in ownership in their holdings in our stock. Based solely on an examination of these reports, all such reports have been timely filed.

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

The information regarding compensation of our officers and directors is set forth under the caption entitled “Executive Compensation” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of certain of our securities is set forth under the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with us is set forth under the caption entitled “Certain Relationships and Related Transactions” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (in thousands):

	2007	2006
Audit fees (a)	$4,087.1	$4,693.8
Audit-related fees	—	—
Tax fees (b)	1,097.3	352.8
All other fees (c)	26.9	46.6

Total	$5,211.3	$5,093.2

(a)	Fees for audit services include audit of annual financial statements, attestation of management’s assessment of internal control, as required by the Sarbanes-Oxley Act of 2002, Section 404, reviews of quarterly financial statements, statutory and regulatory audits, comfort letters, consents and other matters related to SEC filings.
(b)	Fees for tax services include corporate tax compliance and tax planning and advice for subsidiaries in the United States, Canada, Australia, the United Kingdom, Japan and Germany.
(c)	Fees for other services include fees billed for permitted non-audit services.

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

Pre-Approval Policy

The services performed by the independent registered public accounting firm in 2007 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 4, 2004 meeting, as amended at its February 9, 2005 meeting. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

a) Financial Statements and Schedules

The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein.

Financial Statement Schedules:	Page
(II) Valuation and Qualifying Accounts	S-1

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

Form S-3, No. 333-110234 (the “Resale S-3”).

4.1	Specimen Certificate of Primus Common Stock; incorporated by reference to Exhibit 4.1 of the IPO Registration Statement.

4.2	Form of Indenture of Primus, between Primus and Wachovia, N.A. including therein the form of the 8% senior notes; incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4, No. 333-114981; filed with the SEC on April 29, 2004.

4.3	Supplemental Indenture dated as of February 26, 2007; incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 28, 2007.

4.4	Intentionally left blank.

4.5	Contractual/Governance Agreement dated November 4, 2003, the Company and certain stockholders; incorporated by reference to Exhibit 99.4 to the Schedule 13D/A filed by AIG Global Sports and Entertainment Fund, L.P. and related entities.

4.6	Indenture, dated February 27, 2006, between the Company and U.S. Bank National Association, as Trustee, concerning the Step Up Convertible Subordinated Debentures due 2009, including therein the form of the debentures; incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K file on March 2, 2006.

Exhibit Number	Description
4.7	Intentionally left blank.

4.8	Rights Agreement, dated as of December 23, 1998, between Primus and StockTrans, Inc., including the Form of Rights Certificate (Exhibit A), the Certificate of Designation (Exhibit B) and the Form of Summary of Rights (Exhibit C); incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, No. 0-29092 filed with the Commission on December 30, 1998.

4.9	Amendments to Rights Agreement, dated as of December 30, 2002 and May 2, 2003, between Primus and StockTrans, Inc.; incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and Exhibit 4(a) of the Company’s Current Report on Form 8-K dated May 2, 2003, respectively.

4.10	Form of legend on certificates representing shares of Common Stock regarding Series B Junior Participating Preferred Stock Purchase Rights; incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, No. 0-29092 filed with the Commission on December 30, 1998.

4.11	Intentionally left blank.

4.12	Intentionally left blank.

4.13	Intentionally left blank.

4.14	Indenture, dated October 15, 1999, between the Company and First Union National Bank including therein the form of the 12 3/4% senior notes; Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4, No. 333-90179, filed with the SEC on November 2, 1999.

4.15	Intentionally left blank.

4.16	Intentionally left blank.

4.17	Intentionally left blank.

4.18	Indenture among Primus Telecommunications Holding, Inc., Primus Telecommunications Group, Incorporated and U.S. Bank National Association, as Trustee, relating to the 5.00% Exchangeable Senior Notes due 2009 of Primus Telecommunications Holding, Inc.; incorporated by reference to Exhibit 4.24 to the Company’s Registration Statement on Form S-3 dated July 18, 2006.

4.19	Form of Registration Rights Agreement dated June 28, 2006 among Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc. and the Purchasers of 5.00% Exchangeable Senior Notes due 2009 of Primus Telecommunications Holding, Inc.; incorporated by reference to Exhibit 4.25 to the Company’s Registration Statement on Form S-3 dated July 18, 2006.

4.20	Indenture dated as of September 15, 2003 between the Company and Wachovia Bank, National Association, concerning the Company’s 3 3/4% convertible notes, including therein the forms of the notes; incorporated by reference to Exhibit 4.1 of Post-Effective Amendment No.1 (No. 333-109902) to the Company’s Registration Statement on Form S-3, filed with the SEC on February 2, 2004.

4.21	Registration Rights Agreement dated as of September 15, 2003 between the Company, Lehman Brothers Inc. and Harris Nesbitt Corp; incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No.1 (No. 333-109902) to the Company’s Registration Statement on Form S-3, filed with the SEC on February 2, 2004.

4.22	Form of Senior Debt Indenture under Universal Shelf Registration Statement on Form S-3 (No. 333-110241) (the “Universal S-3”); incorporated by reference to Exhibit 4.3 of the Universal S-3.

Exhibit Number	Description
4.23	Form of Subordinated Debt Indenture under Universal S-3; incorporated by reference to Exhibit 4.4 of the Universal S-3.

4.24	Indenture, dated as of February 26, 2007, between Primus Telecommunications IHC, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., and U.S. Bank National Association, as Trustee (the “14 1/4% Notes Indenture”); incorporated by reference to Exhibit 4.2 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

4.25	Registration Rights Agreement of Primus Telecommunications IHC, Inc., dated February 26, 2007 concerning its 14 1/4 % Second Lien Notes due 2011 (the “14 1/4% Second Lien Notes”); incorporated by reference to Exhibit 4.3 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

4.26	Collateral Agreement, dated as of February 26, 2007, made by each of the signatories (together with any future party hereto), in favor of U.S. Bank National Association, as collateral agent for the holders of the 14 1/4% Second Lien Notes issued by Primus Telecommunications IHC, Inc. pursuant to the 14 1/4% Notes indenture; incorporated by reference to Exhibit 4.4 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

4.27	Intercreditor Agreement, dated as of February 26, 2007, among Primus Telecommunications Holding, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications IHC, Inc., Lehman Commercial Paper Inc., as administrative agent for the participants under the Term Loan Agreement, and U.S. Bank National Association, as collateral agent for the 14 1/4% Second Lien Notes; incorporated by reference to Exhibit 4.5 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

10.1	Senior Secured Credit Agreement dated as of March 27, 2007 (the “Credit Agreement”) among Primus Telecommunications Canada, Inc. (“Primus Canada”) as Borrower, 3082833 Nova Scotia Company, as an Obligor, Guggenheim Corporate Funding, LLC, as administrative agent and collateral agent, and the Lenders from time to time parties thereto; incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2007.

10.2	Term Loan Agreement, dated as of February 18, 2005; incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 25, 2005.

10.3	Guarantee and Collateral Agreement, dated as of February 18, 2005; incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated February 25, 2005.

10.4	Employment Agreement, dated April 26, 2007, between Primus and K. Paul Singh.*

10.5	Primus Equity Incentive Plan, as amended (formerly known as Primus Stock Option Plan); incorporated by reference to Exhibit 10.5 of the 2004 10-K.**

10.6	Primus Director Compensation Plan; incorporated by reference to Exhibit 10.6 of the 2004 10-K.**

10.7	Form of Subscription Agreement, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-110241), as supplemented by the Prospectus Supplement dated March 13, 2006; incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 15, 2006.

10.8	Second Amendment, dated as of February 22, 2007, to the Term Loan Agreement, dated as of February 18, 2005 (as amended, supplemented or otherwise modified in writing from time to time), among Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as advisor, Lehman Commercial Paper Inc., as syndication agent and administrative agent; incorporated by reference to Exhibit 10.1 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

Exhibit Number	Description
10.9	Intentionally left blank.

10.10	Intentionally left blank.

10.11	Intentionally left blank.

10.12	Primus Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.15 of the 1997 Senior Note Registration Statement.**

10.13	Primus 401(k) Plan as amended; incorporated by reference to Exhibit 4.4 of the Primus Registration Statement on Form S-8 (No. 333-35005) and as amended on Post Effective Amendment No. 1 to Form S-8 filed with the SEC on March 26, 2003.

10.14	Intentionally left blank.

10.15	Intentionally left blank.

10.16	Intentionally left blank.

10.17	Intentionally left blank.

10.18	The Company’s 1998 Restricted Stock Plan; incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, No. 333-86839, filed with the Commission on September 17, 1999.

12.1	Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31	Certifications.*

32	Certification.***

*	Filed herewith.
**	Compensatory benefit plan.
***	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2008.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

By:	/s/ K. PAUL SINGH
K. Paul Singh Chairman of the Board, President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Paul Singh, Thomas R. Kloster and Tracy B. Lawson, and each of them, his and her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and her and in his and her name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 2007, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his and her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ K. PAUL SINGH K. Paul Singh	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2008

/S/ JOHN F. DEPODESTA John F. DePodesta	Executive Vice President, Chief Legal Officer, Chief Corporate Development Officer, Secretary and Director	March 17, 2008

/S/ THOMAS R. KLOSTER Thomas R. Kloster	Chief Financial Officer (Principal Financial Officer)	March 17, 2008

/S/ TRACY B. LAWSON Tracy B. Lawson	Vice President—Corporate Controller (Principal Accounting Officer)	March 17, 2008

/S/ DAVID E. HERSHBERG David E. Hershberg	Director	March 17, 2008

Douglas M. Karp	Director	March 17, 2008

/S/ PRADMAN KAUL Pradman Kaul	Director	March 17, 2008

/S/ PAUL G. PIZZANI Paul G. Pizzani	Director	March 17, 2008

/S/ JOHN PUENTE John Puente	Director	March 17, 2008

M ANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concludes that Primus did not maintain effective internal control over financial reporting as of December 31, 2007, due to the material weakness in the Company’s internal control over accounting for income taxes (details provided in Item 9A. Controls and Procedures of the Company’s Annual Report on Form 10-K for the period ended December 31, 2007).

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page F-4.

/s/ K. PAUL SINGH	March 17, 2008
K. Paul Singh Chairman, President and Chief Executive Officer and Director

/s/ THOMAS R. KLOSTER	March 17, 2008
Thomas R. Kloster Chief Financial Officer (Principal Financial Officer)

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated and subsidiaries

McLean, Virginia

We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primus Telecommunications Group, Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions to conform to Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also, as discussed in Note 2, in 2006 the Company changed its method of accounting for share-based payments to conform to FASB Statement No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

McLean, Virginia

March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated and subsidiaries

McLean, Virginia

We have audited Primus Telecommunications Group, Incorporated and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness related to accounting for income taxes has been identified and included in management’s assessment: The Company did not maintain effective controls over the accounting for income taxes, including the accurate determination and reporting of income taxes receivable and payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not maintain effective controls to monitor and ensure the accuracy of the income tax accounting related to its foreign jurisdictions, especially as it relates to the timely detection of issues requiring further consultation and related to the contemporaneous documentation to support the Company’s various activities having income tax consequences. This control deficiency resulted in adjustments to the 2007 consolidated financial statements and could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. During the Fourth Quarter of 2007, as part of its remediation plans, the Company hired an internal Director of Tax. However, as of December 31, 2007, the overall processes have not been operating effectively for a sufficient time to demonstrate that the material weakness has been remediated. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption in 2007 of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP

McLean, Virginia

March 17, 2008

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2007	2006	2005
NET REVENUE	$902,183	$1,002,379	$1,168,017
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	554,886	659,433	775,305
Selling, general and administrative	284,016	284,307	376,007
Depreciation and amortization	30,534	47,428	86,436
Loss on sale or disposal of assets	1,464	16,097	13,364
Asset impairment write-down	—	209,248	—

Total operating expenses	870,900	1,216,513	1,251,112

INCOME (LOSS) FROM OPERATIONS	31,283	(214,134)	(83,095)
INTEREST EXPENSE	(61,347)	(54,128)	(53,403)
ACCRETION ON DEBT DISCOUNT	(449)	(1,732)	—
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN
CONVERTIBLE DEBT	—	5,373	—
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR
RESTRUCTURING OF DEBT	(7,652)	7,409	(1,693)
INTEREST AND OTHER INCOME	5,701	3,690	2,278
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	32,693	10,633	(12,485)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	229	(242,889)	(148,398)
INCOME TAX BENEFIT (EXPENSE)	9,230	(4,866)	(3,809)

INCOME (LOSS) FROM CONTINUING OPERATIONS	9,459	(247,755)	(152,207)

INCOME FROM DISCONTINUED OPERATIONS, net of tax	145	2,382	2,970
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	6,132	7,415	—

NET INCOME (LOSS)	$15,736	$(237,958)	$(149,237)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.07	$(2.20)	$(1.60)
Income from discontinued operations	0.00	0.02	0.04
Gain from sale of discontinued operations	0.05	0.06	—

Net income (loss)	$0.12	$(2.12)	$(1.56)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.06	$(2.20)	$(1.60)
Income from discontinued operations	0.00	0.02	0.04
Gain from sale of discontinued operations	0.03	0.06	—

Net income (loss)	$0.09	$(2.12)	$(1.56)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	128,771	112,366	95,384

Diluted	196,470	112,366	95,384

See notes to consolidated financial statements.

P RIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,282	$64,317
Restricted cash	362	—
Accounts receivable (net of allowance for doubtful accounts receivable of $12,039 and $17,296)	113,588	118,012
Prepaid expenses and other current assets	28,660	24,278

Total current assets	223,892	206,607

RESTRICTED CASH	9,677	8,415
PROPERTY AND EQUIPMENT—Net	144,599	111,682
GOODWILL	40,134	34,893
OTHER INTANGIBLE ASSETS—Net	1,557	2,762
OTHER ASSETS	40,544	27,891

TOTAL ASSETS	$460,403	$392,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$74,893	$70,586
Accrued interconnection costs	44,911	48,942
Deferred revenue	16,513	18,315
Accrued expenses and other current liabilities	54,420	46,984
Accrued income taxes	30,791	17,921
Accrued interest	12,460	13,627
Current portion of long-term obligations	11,228	36,997

Total current liabilities	245,216	253,372

LONG-TERM OBLIGATIONS (net of premium (discount) of $2,528 and ($5,354))	662,675	607,077
OTHER LIABILITIES	52	56

Total liabilities	907,943	860,505

COMMITMENTS AND CONTINGENCIES (See Note 8.)

STOCKHOLDERS’ DEFICIT:
Preferred stock: Not Designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—300,000,000 shares authorized; 142,632,540 and 113,848,540 shares issued and outstanding	1,426	1,138
Additional paid-in capital	718,695	692,941
Accumulated deficit	(1,074,778)	(1,082,853)
Accumulated other comprehensive loss	(92,883)	(79,481)

Total stockholders’ deficit	(447,540)	(468,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$460,403	$392,250

See notes to consolidated financial statements.

P RIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Shares	Amount	Additional Paid-In Capital
BALANCE, JANUARY 1, 2005	90,012	$900	$658,629	$(695,658)	$(72,627)	$(108,756)
Common shares issued upon exercise of stock options	34	1	53	—	—	54
Common shares issued under employee stock purchase plan	224	2	200	—	—	202
Common shares issued in exchange for the Company’s convertible subordinated debentures	9,820	98	22,980	—	—	23,078
Common shares issued in exchange for the Company’s senior notes	5,165	52	4,334	—	—	4,386
Foreign currency translation adjustment	—	—	—	—	(6,061)	(6,061)
Net loss	—	—	—	(149,237)	—	(149,237)

BALANCE, DECEMBER 31, 2005	105,255	1,053	686,196	(844,895)	(78,688)	(236,334)
Common shares issued for cash	6,667	66	4,934	—	—	5,000
Common shares issued under employee stock purchase plan	102	1	57	—	—	58
Common shares issued in exchange for the Company’s senior notes	1,825	18	1,333	—	—	1,351
Stock option compensation expense			545			545
Offering cost for sale of stock			(124)	—	—	(124)
Foreign currency translation adjustment	—	—	—	—	(793)	(793)
Net loss	—	—	—	(237,958)	—	(237,958)

BALANCE, DECEMBER 31, 2006	113,849	1,138	692,941	(1,082,853)	(79,481)	(468,255)
Common shares issued in private equity offering	22,500	225	19,124	—	—	19,349
Offering cost for sale of stock			(179)	—	—	(179)
Common shares issued for compensation	284	3	(3)	—	—	—
Common shares issued in exchange for the Company’s debentures	6,000	60	6,566	—	—	6,626
Stock option compensation expense			246			246
Adjustment from implementation of FIN No. 48				(7,661)		(7,661)
Foreign currency translation adjustment	—	—	—	—	(13,402)	(13,402)
Net income	—	—	—	15,736	—	15,736

BALANCE, DECEMBER 31, 2007	142,633	$1,426	$718,695	$(1,074,778)	$(92,883)	$(447,540)

See notes to consolidated financial statements.

P RIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,736	$(237,958)	$(149,237)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	10,493	15,094	21,522
Stock compensation expense	246	545	—
Depreciation and amortization	30,594	48,156	87,729
(Gain) loss on sale or disposal of assets	(4,668)	8,706	13,380
Asset impairment write-down	—	209,248	—
Accretion of debt discount	449	1,732	—
Equity investment write-off and loss	—	—	249
Change in fair value of derivatives embedded within convertible debt	—	(5,373)	—
Deferred income taxes	(12,463)	—	—
(Gain) loss on early extinguishment of debt	7,652	(7,409)	1,693
Other	—	(1,110)	(381)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(34,862)	(11,736)	6,065
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	5,275	14,825	19,276
(Increase) decrease in prepaid expenses and other current assets	(1,556)	9,367	4,077
(Increase) decrease in other assets	2,309	1,173	(1,599)
Decrease in accounts payable	(2,652)	(18,427)	(33,792)
Decrease in accrued interconnection costs	(6,244)	(18,210)	(12,297)
Increase (decrease) in accrued expenses, accrued income taxes, deferred revenue, other current liabilities and other liabilities	2,323	3,823	(7,313)
Increase (decrease) in accrued interest	(1,165)	424	(90)

Net cash provided by (used in) operating activities	11,467	12,870	(50,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(44,745)	(33,016)	(49,823)
Cash from disposition of business, net of cash disposed	6,140	12,947	—
Cash used in business acquisitions, net of cash acquired	(200)	(227)	(243)
(Increase) decrease in restricted cash	(668)	2,427	5,813

Net cash used in investing activities	(39,473)	(17,869)	(44,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	109,275	35,291	112,717
Deferred financing costs	(6,570)	(2,850)	(3,000)
Principal payments on long-term obligations	(80,415)	(11,907)	(20,269)
Proceeds from sale of common stock, net of issuance costs	19,170	4,934	256

Net cash provided by financing activities	41,460	25,468	89,704

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,511	849	(1,402)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,965	21,318	(6,669)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,317	42,999	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,282	$64,317	$42,999

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$59,933	$51,487	$50,932
Cash paid for taxes	$1,056	$2,971	$7,704
Non-cash investing and financing activities:
Capital lease additions	$2,418	$135	$7,234
Leased fiber capacity additions	$1,786	$—	$—
Property and equipment, accrued in current liabilities	$883	$—	$517
Business acquisitions, financed by long-term obligations	$—	$—	$2,064
Settlement of outstanding debt with issuance of common stock	$6,626	$1,351	$27,464
Settlement of outstanding debt with issuance of new convertible debt	$—	$(27,417)	$—
Issuance of new convertible debt in exchange for convertible subordinated debentures	$—	$27,481	$—
Settlement of outstanding debt with issuance of new exchangeable debt	$—	$(54,750)	$—
Issuance of new exchangeable debt in exchange for convertible senior debentures	$—	$47,102	$—
Business disposition proceeds in note receivable	$845	$—	$—

See notes to Consolidated Financial Statements

P RIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
NET INCOME (LOSS)	$15,736	$(237,958)	$(149,237)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(13,402)	(444)	(6,061)
Reclassification of foreign currency translation adjustment for loss from the India transaction included in net loss	—	(349)	—

COMPREHENSIVE INCOME (LOSS)	$2,334	$(238,751)	$(155,298)

See notes to Consolidated Financial Statements

P RIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

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

The Company targets customers with significant telecommunications needs, including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers. The Company provides services over its global network, which consists of:

•

18 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct the voice traffic across the network) in the United States, Canada, Europe and the Asia-Pacific region;

•	approximately 500 interconnection points to the Company’s network, or points of presence (POPs), which includes digital subscriber line access (DSLAM), within its service regions and other markets;

•	undersea and land-based fiber optic transmission line systems that the Company owns or leases and that carry voice and data traffic across the network; and

•

global network and data centers that use a high-bandwidth network standard (asynchronous transfer mode) and Internet-based protocol (ATM+IP) to connect with the network. The global VOIP network is based on routers and gateways with an open network architecture which connects the Company’s partners in over 150 countries.

The Company is incorporated in the state of Delaware and operates as a holding company of wholly-owned operating subsidiaries primarily in the United States, Canada, Europe and the Asia-Pacific region.

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

As a result, the Company has corrected the presentation of the December 31, 2006 balances within the consolidated balance sheet and the amounts reported for the year ended December 31, 2005 within the consolidated statements of operations, cash flow and comprehensive loss in this Annual Report on Form 10-K.

The following is a summary of the effect of the immaterial restatement on the Company’s 2005 and 2006 consolidated financial statements (in thousands, except for per share amounts). The adjustment has no impact on total stockholders’ deficit for either year, but rather only on the components indicated below.

	For the year ended December 31,
	2005 As Reported	2005 As Restated
Consolidated Statements of Operations
Foreign currency transaction gain (loss)	$(17,628)	$(12,485)
Net loss	$(154,380)	$(149,237)
Basic and diluted loss from continuing operations per common share	$(1.65)*	$(1.60)*
Basic and diluted net loss per common share	$(1.62)	$(1.56)

Consolidated Statements of Cash Flows
Unrealized foreign currency transaction loss on intercompany and foreign debt	$11,208	$6,065

Consolidated Statements of Comprehensive Loss
Foreign currency translation adjustment	$(908)	$(6,061)

	For the year ended December 31,
	2006 As Reported	2006 As Restated	2005 As Reported	2005 As Restated
Consolidated Balance Sheets
Accumulated deficit	$(1,087,996)	$(1,082,853)	$(850,038)	$(844,895)
Accumulated other comprehensive loss	$(74,338)	$(79,481)	$(73,545)	$(78,688)

*	Amounts have been adjusted for discontinued operations (see Note 18).

Additionally, in its previous disclosures of consolidating financial information (see Note 20) the Company presented its entire consolidated currency translation account, which is a component of accumulated other comprehensive loss, as relating solely to non-guarantor, other subsidiaries. Subsequent to the issuance of the 2006 consolidated financial statements and considering the correction of error detailed above, the Company determined that it is more appropriate to allocate this amount between its guarantor and non-guarantor subsidiaries and also to reflect the related balances in each of the PTGI, PTHI and Guarantor Subsidiaries columns of the consolidating condensed balance sheet. Accordingly, the previous presentation of consolidating balance sheets at December 31, 2006 as contained in Note 20 have been corrected to reflect the amounts presented below. In each consolidating presentation, the above described changes are completely offset by corresponding increases in the elimination entries. Accordingly, these changes have no effect on the Company’s consolidated financial statements.

	December 31, 2006
	PTGI	PTHI	Other	Guarantor Subsidiaries	Non Guarantor Subsidiaries
Investment in subsidiaries	$(4,854)	$(707,997)	$—	$(129,392)	$—
Accumulated deficit	$(1,082,853)	$(1,088,104)	$(943,866)	$(1,088,104)	$(417,070)
Accumulated other comprehensive loss	$(79,481)	$(78,680)	$(69,975)	$(78,680)	$(74,720)

Subsequent to the Company’s adoption of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007, the Company identified additional unrecognized tax benefits totaling $6.3 million that should have been included in the transition adjustment that was recorded upon implementation. Accordingly, the Company has corrected its transition adjustment by recording an additional $1.7 million increase in accrued income taxes and accumulated deficit as of January 1, 2007 and recording an additional $4.6 million decrease in deferred tax assets and an equal decrease in the related valuation allowance thereon.

Liquidity Outlook—As of December 31, 2007, the Company has $81.3 million of cash and cash equivalents. The Company believes that its existing cash and cash equivalents, will be sufficient to fund its debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for its operations for at least the next twelve months. The Company will continue to have significant debt service obligations on a mid-term and a long-term basis. After recent debt buybacks (see Note 21—Subsequent Events), The Company has $19.5 million principal amount of 12 3/4% Senior Notes and $15.5 million principal amount of Step Up Convertible Subordinated Debentures coming due in 2009. The Company strategies related to meeting our 2009 obligations and other cash needs are to strengthen the balance sheet opportunistically through potential de-levering transactions and equity capital infusions; to improve significantly the non-sales and marketing cost structure through increased outsourcing and/or off-shoring at lower cost locations globally and maintain an aggressive cost management program; to focus on improving sales productivity and margin enhancements by leveraging the network assets and increasing the revenue mix in favor of higher margin growth services; and opportunistically to sell non-strategic assets and businesses and use the proceeds either to accelerate growth of high-margin products or to strengthen the balance sheet.

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company owns 90% of the common stock of Matrix Internet, S.A. (“Matrix”), of which 39% of the common stock of Matrix was purchased for cash in September 2007. In August 2007, the Company sold its full 51% interest of the shares of CS Communications Systems GmbH and CS Network GmbH (“Citrus”). The Company uses the equity method of accounting for its investment in Bekkoame Internet, Inc. (“Bekko”). The Company entered into a share purchase agreement in the second quarter 2007 to sell its minority equity interest in Bekko. The sale is expected to be completed in 2008.

Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic, and also from the provision of hosting, local and wireless services.

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

Net revenue is also earned on a fixed monthly fee basis for unlimited local and long distance plans and for the provision of data/Internet services (including retail VOIP), hosting, and collocation. Data/Internet services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths. These fees are recognized as access is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. The Company records payments received in advance for services and services to be provided under contractual agreements, such as Internet broadband, dial-up access, hosting, and collocation, as deferred revenue until such related services are provided.

A portion of revenue, representing less than 1% of total revenue, is earned from the sale of wireless handsets and VOIP routers. The Company applies the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company has concluded that EITF Issue No. 00-21 requires the Company to account for the sale of wireless handsets and VOIP routers and the related cost of handset and router revenues as a separate unit of accounting when title to the handset or router passes to the customer. Revenue recognized is the portion of the activation fees allocated to the router or handset unit of accounting in the statement of operations when title to the router or handset passes to the customer. The Company defers the portion of the activation fees allocated to the service unit of accounting, and recognizes such deferred fees on a straight-line basis over the contract life in the statement of operations.

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

Income Taxes—The Company recognizes income tax expense for financial reporting purposes following the asset and liability approach for computing deferred income taxes. Under this method, the deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. On January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordant with SFAS Statement No. 109, “Accounting for Income Taxes.”

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

Advertising Costs—In accordance with Statement of Position 93-7, “Reporting on Advertising Costs,” costs for advertising are expensed as incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005 was $21.5 million, $22.7 million and $34.9 million, respectively.

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

Deferred Financing Costs—Deferred financing costs incurred in connection with the step up convertible subordinated debentures due August 2009 (“Step Up Convertible Subordinated Debentures”), the senior secured term loan facility (the “Facility”), the 8% senior notes due 2014 (“2004 Senior Notes”), the 3  3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”), the 12 3/4 % senior notes due 2009 (“October 1999 Senior Notes”), and other financing arrangements are reflected within other assets and are being amortized over the life of the respective financing arrangements using the effective interest method. As the Company makes debt repurchases, corresponding amounts of deferred financing costs are written-off in determining the gain or loss on early extinguishment of debt.

Derivative Instruments—In March 2007, the Company entered into a Senior Secured Credit Agreement (“Credit Agreement”) with a financial institution, to refinance an existing Canadian credit facility. The Credit Agreement provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matures in 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Credit Agreement is secured by the assets of the Company’s Canadian operations and certain guarantees. In October 2007, the Company entered into a cross-currency interest rate swap with a financial institution to convert effectively its $35.0 million non-amortizing loan bearing interest at LIBOR plus 425 basis points into a CAD $34.3 million non-amortizing loan bearing interest at 9.21%. The swap matures in March 2012. At December 31, 2007, the fair value of this cross-currency interest rate swap was a $0.4 million unrealized loss.

The Company does not hold or issue derivative instruments for trading purposes. During the three months ended March 31, 2006, the Company had entered into financing arrangements that contained embedded derivative features due to the Company having insufficient authorized shares to support conversion of all potentially convertible instruments. The Company accounted for these arrangements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as well as related interpretations of these standards. The Company bifurcated embedded derivatives that were not clearly and closely related to the host contract and recorded them as a liability in its balance sheet at their estimated fair value. Changes in their estimated fair value of $5.4 million were recognized in earnings during the period of change. Since June 20, 2006, when authorization for sufficient authorized shares was obtained, the feature that established the embedded derivative no longer exists. The fair value of the embedded derivative at June 20, 2006, was added back to the debt balance. The remaining debt discount after adding back the fair value of embedded derivatives is accreted through interest expense over the remaining term of the respective instrument using the effective interest method.

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

Stock-Based Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options and restricted stock units. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123(R), and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company issues new shares of common stock upon the exercise of stock options.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid in capital (APIC) pool related to the tax effects of share-

based compensation and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of share-based award that were fully vested and outstanding upon the adoption of SFAS No. 123(R).

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

The Company recorded $0.2 million and $0.5 million stock-based compensation expenses for the years ended December 31, 2007 and 2006, respectively, under guidance in SFAS No. 123(R).

Prior to the adoption on January 1, 2006 of SFAS No. 123(R), the Company used the intrinsic value method to account for these plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation during 2005 (in thousands, except per share amounts):

	For the Year Ended December 31, 2005
	As Determined Under SFAS No. 123	As Reported Under APB No. 25	Difference
Loss from continuing operations	$(158,317)	$(152,207)	$(6,110)
Income from discontinued operations	2,970	2,970	—

Net loss	$(155,347)	$(149,237)	$(6,110)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(1.66)	$(1.60)	$(0.06)
Income from discontinued operations	0.04	0.04	—

Net loss	$(1.62)	$(1.56)	$(0.06)

The weighted average fair value at date of grant for options granted during 2007, 2006, and 2005 was $0.28, $0.43 and $0.46 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected stock price volatility	95%	98%	83%
Risk-free interest rate	4.6%	4.7%	4.5%
Expected option term	4 years	4 years	4 years

As of December 31, 2007, the Company had 0.7 million unvested awards outstanding of which $0.2 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.14 years.

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

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of embedded derivatives, market assumptions used in estimating the fair values of certain assets and liabilities such as marketable securities and long-term obligations, the calculation used in determining the fair value of the Company’s stock options required by SFAS No. 123(R), various tax contingencies, asset impairment write-downs, and purchase price allocations.

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

Income (Loss) Per Common Share—Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock and related income. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, restricted stock units, and convertible debt securities. The potential common stock included in the diluted income per common share for the year ended December 31, 2007 was 67,699,168 with a $1.8 million related income effect. In 2007, an additional 15,697,951 shares of potential common stock were not included in the diluted income per common share calculation as the effect was antidilutive. In 2006 and 2005, the Company incurred losses, and the effect of potential common stock was excluded from the computation of diluted loss per share as the effect was antidilutive. If the effect of potential common stock had been included, there would have been additional shares outstanding of 86,748,289 and 24,480,512 for the years ended December 31, 2006 and 2005, respectively.

Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of our discontinued operations.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company anticipates that the adoption of this standard will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment to ARB No. 51, “Consolidated Financial Statements”. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company anticipates that the adoption of this standard will not have a material impact on its results of operations, financial position and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require new fair value measurements, and the Company does not expect the application of this standard to change its current practices. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP No. 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company anticipates that the adoption of this standard will not have a material impact on its results of operations, financial position and cash flows.

Newly Adopted Accounting Principle

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 6—“Income Taxes.”

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Network equipment	$164,027	$110,110
Furniture and equipment	12,102	6,544
Leasehold improvements	5,686	981
Construction in progress	10,462	6,132

Subtotal	192,277	123,767
Less: Accumulated depreciation	(47,678)	(12,085)

Total property and equipment, net	$144,599	$111,682

Depreciation and amortization expense for property and equipment including equipment under capital leases and vendor financing obligations for the years ended December 31, 2007, 2006 and 2005 was $26.2 million, $42.5 million and $70.0 million, respectively. The Company recorded an asset impairment write-down of $209.2 million in 2006 (see Note 16—“Asset Impairment”).

At December 31, 2007, the total equipment under capital lease and vendor financing obligations consisted of $37.6 million of network equipment and $0.4 million of administrative equipment, with accumulated depreciation of $20.6 million and $0.2 million, respectively. At December 31, 2006, the total equipment under capital lease and vendor financing obligations consisted of $43.2 million of network equipment and $0.3 million of administrative equipment, with accumulated depreciation of $15.9 million and $0.1 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$4,074	$(2,688)	$1,386	$3,537	$(933)	$2,604
Other	1,678	(1,507)	171	252	(94)	158

Total	$5,752	$(4,195)	$1,557	$3,789	$(1,027)	$2,762

Amortization expense for customer lists, brand name and other intangible assets for the year ended December 31, 2007, 2006 and 2005 was $2.6 million, $4.9 million and $16.4 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2008 and 2009 to be approximately $1.4 million and $0.2 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of December 31, 2007	As of December 31, 2006
Goodwill	$40,134	$34,893

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are as follows (in thousands):

	United States	Canada	Europe	Asia-Pacific	Total
Balance as of January 1, 2006	$36,771	$31,427	$1,822	$15,725	$85,745
Goodwill impairment write-down	(36,972)	(8,918)	(1,927)	(4,096)	(51,913)
Sale of discontinued operations	—	—	—	(723)	(723)
Effect of change in foreign currency exchange rates	201	573	105	905	1,784

Balance as of December 31, 2006	—	23,082	—	11,811	34,893
Goodwill acquired during period	188	—	—	—	188
Effect of change in foreign currency exchange rates	20	4,205	—	828	5,053

Balance as of December 31, 2007	$208	$27,287	$—	$12,639	$40,134

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	December 31,
	2007	2006
Obligations under capital leases	$7,171	$6,451
Leased fiber capacity	4,990	13,543
Senior secured term loan facility	97,250	98,250
Financing facility	35,000	30,149
Senior notes	255,270	306,560
Senior secured notes	113,947	—
Exchangeable senior notes	63,363	66,180
Convertible senior notes	76,196	75,842
Step up convertible subordinated debentures	20,326	23,534
Convertible subordinated debentures	—	22,702
Other	390	863

Subtotal	673,903	644,074
Less: Current portion of long-term obligations	(11,228)	(36,997)

Total long-term obligations	$662,675	$607,077

Payments of principal and interest of the December 31, 2007 long-term obligations are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other	Senior Notes	Convertible and Exchangeable Senior Notes (2)	Step Up Convertible Subordinated Debentures	Senior Secured Notes	Total
2008	$7,947	$12,528	$3,524	$21,384	$5,713	$1,714	$15,420	$68,230
2009	2,443	12,409	3,302	41,654	5,713	24,279	15,420	105,220
2010	3,026	12,290	3,302	18,800	137,878	—	15,420	190,716
2011	36	94,250	3,302	18,800	—	—	115,920	232,308
2012	—	—	35,809	18,800	—	—	—	54,609
Thereafter	—	—	62	263,200	—	—	—	263,262

Total Minimum Principal & Interest Payments	13,452	131,477	49,301	382,638	149,304	25,993	162,180	914,345
Less: Amount Representing Interest	(1,291)	(34,227)	(13,911)	(127,368)	(15,731)	(3,512)	(53,970)	(250,010)

Face Value of Long-Term Obligations	12,161	97,250	35,390	255,270	133,573	22,481	108,210	664,335
Amount Representing Premium (Discount)	—	—	—	—	(1,054)	(2,155)	5,737	2,528
Add: Exchangeable Senior Notes Interest Treated as Long-Term Obligations	—	—	—	—	7,040	—	—	7,040

Book Value of Long Term Obligations	$12,161	$97,250	$35,390	$255,270	$139,559	$20,326	$113,947	$673,903

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 11.9%, which is the interest rate at December 31, 2007.
(2)	For preparation of this table, we have shown separately the cash interest payments of PTHI’s (as defined below) 5% Exchangeable Senior Notes as a portion of long-term obligations (see “Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2008, 2009 and 2010 is $2.8 million, $2.8 million and $1.4 million, respectively.

The indentures governing the senior notes, senior secured notes, senior secured term loan facility, convertible senior notes, step up convertible subordinated debentures and convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company. The Company was in compliance with the above covenants at December 31, 2007 except for a covenant related to an Australian financing facility. Breach of such covenant was waived by the lender on February 8, 2008. On February 13, 2008, the covenant was changed to a less stringent requirement.

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

In February 2007, the Company received unanimous consent to an amendment of its existing $100 million Facility. This amendment enables Primus Telecommunications IHC, Inc. (IHC), a wholly-owned subsidiary of the Company, to issue and have outstanding up to $200 million of existing authorized indebtedness in the form of newly authorized secured notes with a second lien security position (“14 1/4% Senior Secured Notes”). The amendment allowed for an increase of  1/4% to the interest rate of the Facility and adjusted the early call features. The effective interest rate for the Facility at December 31, 2007 was 11.9%.

Financing Facility

In March 2007, the Company entered into a Senior Secured Credit Agreement (“Credit Agreement”) with a financial institution, to refinance an existing Canadian credit facility. The Credit Agreement provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matures in 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Credit Agreement is secured by the assets of the Company’s Canadian operations and certain guarantees. At December 31, 2007, the Company had an outstanding liability of $35.0 million. In October 2007, the Company entered into a cross-currency interest rate swap agreement, a portion of which was required by the Credit Agreement, which fixed the interest rate at 9.21% starting from October 31, 2007.

In April 2004, Primus Canada entered into a loan agreement with a Canadian financial institution. The agreement provided for a $42.8 million (42.0 million Canadian Dollar (CAD)) two-year secured non-revolving term loan credit facility, bearing an interest rate of 7.75%. The agreement allowed the proceeds to be used for general corporate purposes of the Company and was secured by the assets of Primus Canada’s operations. In October 2004, Primus Canada signed an amendment to the April 2004 loan agreement that extended the maturity date by one year to April 2007. In January 2006, Primus Canada entered into a second Amended and Restated Loan Agreement (“Second Amended Agreement”) that extended the maturity date by a further one year to April 2008. The Second Amended Agreement was a four-year non-revolving term loan credit facility bearing an interest rate of 7.75%. The new agreement reduced the maximum loan balance from $42.8 million (42.0 million CAD) to $32.6 million (32.0 million CAD) and established quarterly principal payments of $1.0 million (1.0 million CAD) commencing in April 2007. In February 2006, the Company drew the remaining $17.3 million (17.0 million CAD) available under the amended loan facility. At December 31, 2006, the Company had an outstanding liability of $32.6 million (32.0 million CAD). An affiliate of Primus Canada had an additional loan facility agreement with the Canadian financial institution, which was guaranteed by Primus Canada, and had a liability under this facility of $3.1 million (3.0 million CAD) at December 31, 2006. In March 2007, these facilities were paid in full.

Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures

In February 2007, subsequent to the effectiveness of the amendment of the Facility, IHC issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes, in exchange for $40.7 million principal amount of the Company’s outstanding October 1999 Senior Notes and $23.6 million in cash. This exchange has been accounted for as a modification of debt with a portion deemed to be a troubled debt restructuring. In March 2007, IHC also issued for cash in private transactions an additional $51.0 million principal amount of 14 1/4% Senior Secured Notes with a $0.3 million discount. Net cash proceeds from the 14 1/4% Senior Secured Notes issuance, after giving effect to expenses, discounts and fees related to all of the foregoing transactions (including the amendment of the Facility) is $69.2 million. The Company recorded $5.1 million in costs associated with the issuance of the 14 1/4% Senior Secured Notes, which have been recorded as a loss on restructuring of debt. The 14  1/4% Senior Secured Notes will mature on May 20, 2011 with early redemption at a premium to par at IHC’s option at any time after February 2008. During specified periods, IHC may redeem at par up to 35% of the aggregate principal amount of the 14 1/4 % Senior Secured Notes with the net cash proceeds of certain equity offerings of the Company. Accrued interest will be paid each May 31st and November 30th, beginning May 31st, 2007. The effective interest rate for the 14 1/4% Senior Secured Notes at December 31, 2007 was 12.4% (see Note 20—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information.”)

In the second quarter 2006, the Company completed the exchange of $54.8 million principal amount of the Company’s 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) and $20.5 million in cash for $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes. This exchange was deemed a troubled debt restructuring, and accordingly, has been accounted for as a modification of debt, with total future cash payments of $67.6 million being recorded in long-term obligations. The Company recognized a gain on restructuring of debt of $4.8 million in connection with this exchange, including the expensing of $2.9 million of financing costs. The 5% Exchangeable Senior Notes mature on June 30, 2010, as a result of the Company increasing its equity (through designated transactions) in the aggregate of $25 million during June and July 2007. Interest on the 5% Exchangeable Senior Notes is paid at the rate of 5% per annum on each June 30 and December 30, beginning on December 30, 2006. Under certain circumstances, the Company may elect to make interest payments in shares of common stock, although the holders of the 5% Exchangeable Senior Notes are entitled to receive the first two semi-annual interest payments wholly in cash. The 5% Exchangeable Senior Notes are exchangeable, in the aggregate, into 46,935,833 shares of the Company’s common stock at a conversion price of $1.20 per share of common stock, subject to adjustment. If the closing bid price of the Company’s common stock, for at least 20 trading days in any consecutive 30 trading-day period, exceeds 150% of the conversion price then in effect, the Company may elect to exchange the senior notes for shares of the Company’s common stock at the conversion price, subject to certain conditions, including that no more than 50% of the 5% Exchangeable Senior Notes may be exchanged by the Company within any 30-day period. As of December 31, 2007, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may require the Company to repurchase the 5% Exchangeable Senior Notes at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The 5% Exchangeable Senior Notes are guaranteed by Primus Telecommunications Group, Incorporated (PTGI) (see Note 20—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

In the first quarter 2006, the Company completed the exchange of $27.4 million principal amount of the Company’s 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) for $27.5 million principal amount of the Company’s step up convertible subordinated debentures due August 2009 (“Step Up Convertible Subordinated Debentures”) through two transactions. The Company recognized a gain on early extinguishment of debt of $1.5 million in connection with this exchange. The Step Up Convertible Subordinated Debentures will mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The Step Up Convertible Subordinated Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009. The outstanding Step Up Convertible Subordinated Debentures are convertible in the aggregate into 18,939,343 shares of the Company’s common stock. The Indenture permits the Company, at its sole option, to require conversion if the Company’s stock trades at 150% of the conversion price for at least 20 days within a 30 day period, subject to certain conditions, including that no more than 25% of the notes may be exchanged within any 30 day trading period. As of December 31, 2007, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. During the quarter ended June 30, 2007, the Company exchanged 6,000,000 shares of the Company’s common stock for the extinguishment of $5.0 million in principal amount of these convertible subordinated debentures. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt,” the Company recognized an induced conversion expense of $1.6 million and $0.7 million write-off of debt discount and deferred financing costs in connection with this conversion. (see Note 21—“Subsequent Events.”)

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

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 2003 Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company is accreting the difference between the face values of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated

Debentures and the 2003 Convertible Senior Notes. At December 31, 2007, the carrying value of the Step Up Convertible Subordinated Debentures (face value of $22.5 million) was $20.3 million, and the carrying value of the 2003 Convertible Senior Notes (face value of $77.3 million) was $76.2 million. The effective interest rate of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes at December 31, 2007 was 14.6% and 5.4%, respectively.

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at December 31, 2007 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. The 2004 Senior Notes are guaranteed by PTGI (see Note 20—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”). During the year ended December 31, 2004, the Company reduced $5.0 million principal balance of the 2004 Senior Notes through open market purchases.

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

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12.75% senior notes due 2009 (the “October 1999 Senior Notes”). The October 1999 Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004 and with an early redemption at par at the Company’s option at any time after October 15, 2007. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the October 1999 Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million principal amount of these senior notes. During the quarter ended March 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million principal amount of these senior notes. During the first quarter 2007, the Company restructured with respect to the October 1999 Senior Notes $40.7 million principal amount of the October 1999 Senior Notes; the Company entered into a supplemental indenture, amending the terms to eliminate certain covenants. See prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote. During the remainder of 2007, the Company retired $10.5 million principal amount of the October 1999 Senior Notes through open market purchases. (See Note 21—“Subsequent Events”).

Leased Fiber Capacity

Beginning September 30, 2001, the Company accepted delivery of fiber optic capacity on an IRU basis from Southern Cross Cables Limited (“SCCL”). The Company and SCCL entered into an arrangement financing the capacity purchase. During the three months ended December 31, 2001, the Company renegotiated the payment terms with SCCL. The Company agreed to purchase $12.2 million of additional fiber optic capacity from SCCL under the IRU agreement. The Company has fulfilled the total purchase obligation and made additional purchases of $3.8 million in 2004. During the fourth quarter 2006, the Company signed a new agreement with SCCL which required the Company to purchase an additional $1.7 million of capacity in 2007 and extended and straight-lined the payment schedule to March 2014. The additional capacity was purchased in April 2007. In December 2007, the loan was paid in full at a discount of $0.4 million, which was recorded as a reduction to the asset purchased under the capital lease agreement.

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance in three equal monthly principal payments in the first quarter 2007. In February 2007, the Company again renegotiated the payment terms of its $8.8 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. The interest rate remains 10.2%, and the interest payments continue monthly. At December 31, 2007 and December 31, 2006, the Company had a liability recorded in the amount of $5.0 million (5.7 million AUD) and $8.8 million (10.1 million AUD), respectively.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement for network equipment. Payments are made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.3%. At December 31, 2007 and December 31, 2006, the Company had a liability recorded under this agreement in the amount $4.7 million (5.4 million AUD) and $5.8 million (6.6 million AUD), respectively. At December 31, 2007, we were in breach of a covenant under the financing arrangement. Breach of such covenant was waived by the lender on February 8, 2008.

6. INCOME TAXES

The total provision for income taxes for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	2007	2006	2005
Current: Federal	$86	$—	$—
State	154	—	—
Foreign	2,054	4,866	3,809

	2,294	4,866	3,809
Deferred: Federal	—	—	—
State	—	—	—
Foreign	(11,524)	—	—

	(11,524)	—	—

Total tax provision	$(9,230)	$4,866	$3,809

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Tax provision (benefit) at federal statutory rate	$2,212	$(82,160)	$(51,902)
Permanent differences	(29,299)	13,417	8,184
State tax (net of Federal)	1,129	(758)	—
Effect of foreign tax rate change	(3,278)	3,157	3,473
Foreign withholding taxes (net of Federal)	2,518	4,866	3,809
2007 FIN No. 48 items	(3,525)	—	—
Foreign taxes	8,434	—	—
Increase (decrease) in valuation allowance	12,579	65,934	36,481
Other	—	410	3,764

Income tax (benefit) expense	$(9,230)	$4,866	$3,809

Deferred income taxes are recognized to account for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts of each period-end, based on enacted tax laws and statutory income tax rates applicable to periods in which the differences are expected to affect taxable income. Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets	$268,659	$368,626
Valuation allowance	(239,680)	(337,696)
Deferred tax liabilities	(4,881)	(21,276)

Net deferred taxes	$24,098	$9,654

The valuation allowance decreased during 2007 by $98.0 million. This is composed of $98.6 million due to the implementation of FIN No. 48, which decreased both the valuation allowance and the deferred tax assets, a decrease of $11.3 million for the release of the Canadian subsidiaries’ valuation allowance, and an offsetting $10.7 million increase which offsets deferred tax asset increases in 2007.

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Current:
Allowance for bad debt	$2,443	$2,616
Other	4,424	3,356
Valuation allowance	(5,187)	(5,392)

	$1,680	$580

Non-current:
Basis difference in intangibles	$30,872	$39,249
Basis difference in fixed assets impairment	64,672	119,538
Other basis difference	450	—
Foreign tax credit	—	7,320
Capital loss carryforward	34,305	1,808
Net operating loss carryforwards	111,168	194,739
Basis difference in fixed assets	13,375	(6,462)
Unrealized foreign exchange gains	(4,723)	(9,651)
Accrued withholding tax	6,062	—
Minimum tax credit carryforward	888	—
Other	(158)	(5,163)
Valuation allowance	(234,493)	(332,304)

	$22,418	$9,074

As of December 31, 2007 the Company had foreign operating loss carryforwards of approximately $254.3 million of which $49.3 million expire periodically from 2008 through 2021 and the remainder of which carryforward without expiration.

At December 31, 2007, the Company had United States operating loss carryforwards of $67.6 million available to reduce future United States taxable income, which expires periodically between 2014 through 2026. Of the operating loss carryforwards, $45.4 million are subject to limitation in the future, in accordance with Section 382 of the Internal Revenue Code.

During 2007 and the testing periods under Internal Revenue Code Section 382 (“382”), the Company had substantial changes to its 5% shareholder base as reported in SEC 13G filings. Additionally, the Company had issued new equity during the testing period including a secondary offering during the third quarter of 2007. Prior to the release of the Quarterly report on Form 10-Q for the quarter ended September 30, 2007, the Company believed on a more likely than not basis that a 382 change had occurred during 2007. However, upon further review of the 13G filings and other available data the Company believes that an ownership change did not occur. If a change does occur, the resulting 382 limitation would place severe limits on the Company's ability to utilize the United States net operating losses.

The net operating loss carryforward amounts above reflect all FIN No. 48 changes.

The Company incurred $3.9 million, $4.7 million, and $3.3 million of expense in 2007, 2006, and 2005 respectively, related to foreign withholding tax on intercompany interest and royalties owed to our United States subsidiary.

No provision was made in 2007 for United States income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory tax. Prior to the implementation of FIN No. 48 on January 1, 2007, the Company accrued income tax contingencies under FASB No. 5, “Accounting for Contingencies,” when it was probable that a liability to a taxing authority had been incurred and the amount of the contingency could be reasonably estimated, based on past experience. The Company’s tax contingency reserve was adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law, both legislated and concluded through various jurisdictions’ tax court systems. For 2007 the reserve is recorded under FIN No. 48. The FASB No. 5 reserves for December 31, 2006 and 2005 were $6.3 million, and $6.1 million, respectively.

On January 1, 2007, the Company adopted FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.

As a result of the implementation of FIN No. 48, the Company recorded adjustments to increase its unrecognized tax benefits by $106.4 million, with no net impact to the consolidated statement of operations. Of this amount, $7.7 million was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The remainder of $98.7 million resulted in a reduction of deferred tax assets offset by an equal adjustment to the valuation allowance. The total of unrecognized tax benefits on the consolidated balance sheet was $111.4 million as of January 1, 2007. Total unrecognized tax benefits of $12.4 million, if recognized, would affect the effective tax rate. Penalties and income tax-related interest expense are reported as a component of income tax expense. As of January 1, 2007, the total amount of accrued income tax-related interest and penalties was $3.3 million.

A reconciliation of the January 1, 2007 to December 31, 2007 balances of unrecognized tax benefits is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Balance at January 1, 2007	$111,426
Foreign currency adjustments	4,934
Statute expiration	(4,269)
Gross increases (decreses) of tax positions in prior period	3,075
Audit resolution	(9,343)
Gross increases (decreases) of tax positions in current period	7,961
Penalties and interest	2,670

Balance at December 31, 2007	$116,454

As of December 31, 2007, $22.7 million of the above amount, if recognized, would affect the effective tax rate.

During the three months ended June 30, 2007, the Company’s Australian subsidiaries received notice that the Australian Taxation Office (ATO) had completed its tax risk review of certain years with respect to various tax positions of the Company. The Company remeasured the unrecognized tax benefits for various tax positions, based on the ATO’s completed reviews and other new information, resulting in a $9.3 million reduction in the unrecognized tax benefit and associated interest established upon adoption of FIN No. 48. Of the total reduction,

$2.5 million resulted in an increase in deferred tax assets offset by an equal adjustment to the valuation allowance, and $6.8 million resulted in an increase to the income tax benefit in the Statement of Operations.

During the three months ended December 31, 2007, the Company reversed $4.3 million of the United Kingdom FIN No. 48 amount recorded at implementation due to the expiration of the statute of limitations.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months, however, except for an additional $4.3 million of the FIN No. 48 liability which will expire due to the expiration of the statute of limitations during 2008, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2000, 2002–2007
Australia	2002–2007
Canada	2000–2007
United Kingdom	2002–2007
Netherlands	2002–2007

The Company is undergoing examination in Canada for the years 2000, 2001, and 2002 with expected completion during the second half of 2008. The Company is undergoing an examination in the Netherlands for the years 2002, 2003, 2004, and 2005. Based on the ongoing examinations, the Company remeasured its liability in the third quarter of 2007 and recorded additional interest and penalties of $1.3 million. The Company is also currently under examination in other foreign tax jurisdictions, none of which are individually material.

During 2007, the Company reorganized certain foreign legal entities for business and operational efficiency reasons. In connection with this reorganization, the Company has received a ruling from the Internal Revenue Service whereby there will be no Federal income tax consequences to a certain transaction which potentially could have resulted in significant taxable gain for United States federal income tax purposes.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short period to maturity. The estimated fair value of the Company’s 14 1/4% Senior Secured Notes, 5% Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures, 2004 Senior Notes, 2003 Convertible Senior Notes and October 1999 Senior Notes (carrying value of $520 million and $490 million, at December 31, 2007 and 2006, respectively), based on quoted market prices, was $358 million and $307 million, respectively, at December 31, 2007 and 2006. The Term Loan Facility’s carrying value approximates fair value because of the variable interest rate.

8. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2008	$7,947	$20,836	$15,921
2009	2,443	7,399	13,089
2010	3,026	3,157	10,018
2011	36	2,425	7,288
2012	—	1,512	5,692
Thereafter	—	—	12,174

Total minimum lease payments	13,452	35,329	64,182
Less: Amount representing interest	(1,291)	—	—

	$12,161	$35,329	$64,182

The Company has contractual obligations to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $30.3 million, $8.9 million and $25.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Rent expense under operating leases was $17.3 million, $16.4 million and $18.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

On July 16, 2007, Rates Technology, Inc. (“RTI”) filed a complaint in the United States District Court for the District of Delaware alleging that Lingo VoIP services and technology infringe United States Patent Nos. 5,425,085 and 5,519,769. On September 27, 2007, the Company and RTI executed a Covenant Not to Sue in which Primus, among other things, denied infringement. The amount of the settlement was not material.

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

9. STOCKHOLDERS’ EQUITY

During the year ended December 31, 2007, the Company exchanged 6,000,000 shares of the Company’s common stock for the extinguishment of $5.0 million in principal amount of the Step Up Convertible Subordinated Debentures (see Note 5—“Long-Term Obligations”). Also, the Company sold 22,500,000 shares of the Company’s common stock to certain investors pursuant to a subscription agreement for $19.3 million cash. The Company also granted 284,000 shares to an executive employee as a stock award.

During the year ended December 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million in principal amount of the October 1999 Senior Notes (see Note 5—“Long-Term Obligations”). The Company also sold 6,666,667 shares of the Company’s common stock for $5.0 million cash pursuant to a subscription agreement with an existing stockholder.

During the year ended December 31, 2005, the Company exchanged 9,820,000 shares of the Company’s common stock for the extinguishment of $17.0 million in principal amount of the 2000 Convertible Subordinated Debentures and exchanged 5,165,175 shares for the extinguishment of $8.6 million in principal amount of the October 1999 Senior Notes (see Note 5—“Long-Term Obligations”).

10. SHARE-BASED COMPENSATION

The Company sponsors an employee stock compensation plan (the “Equity Incentive Plan”). The total number of shares of common stock authorized for issuance under the Equity Incentive Plan is 13,000,000. Under the Equity Incentive Plan, awards may be granted to key employees or consultants of the Company and its subsidiaries in the form of Incentive Stock Options, Nonqualified Stock Options or Restricted Stock Units. The Equity Incentive Plan allows the granting of options at an exercise price of not less than 100% of the stock’s fair value at the date of grant and allows the grant of restricted stock units (RSUs) for no consideration. The options and RSUs vest over a period of up to three years. No option will be exercisable more than ten years from the date it is granted. On June 16, 2004, the stockholders of the Company approved amendments to the Equity Incentive Plan, including (i) renaming the employee stock option plan the “Equity Incentive Plan”; (ii) expanding the forms of awards permitted to be granted, including stock appreciation rights, restricted stock awards, stock units and other equity securities, and authorizing a tax deferral feature for executive officers; (iii) prohibiting the repricing of stock options in the future without stockholder approval; and (iv) requiring vesting in full to be not less than three years for restricted stock and stock unit awards, unless accelerated following the first anniversary of the award due to the satisfaction of predetermined performance conditions.

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

A summary of stock option activity during the three years ended December 31 is as follows:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—Beginning of year	7,919,267	$2.15	9,316,005	$2.36	8,642,366	$2.94
Granted	155,000	$0.86	797,500	$0.76	1,530,500	$0.92
Exercised	—	$—	—	$—	(34,250)	$1.57
Forfeitures	(706,005)	$2.53	(2,194,238)	$2.50	(822,611)	$5.81

Outstanding—End of year	7,368,262	$2.09	7,919,267	$2.15	9,316,005	$2.36

Eligible for exercise—End of year	6,628,171	$2.23	6,588,966	$2.42	7,816,005	$2.63

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$ 0.53 to $ 0.65	229,834	6.27	$0.63	$—	149,167	5.63	$0.61	$—
$ 0.73 to $ 0.88	730,833	7.66	$0.79	$—	420,831	7.28	$0.78	$—
$ 0.90	766,034	3.52	$0.90	$—	766,034	3.52	$0.90	$—
$ 0.92	892,158	7.85	$0.92	$—	602,736	7.85	$0.92	$—
$ 0.93 to $ 0.99	110,000	5.14	$0.98	$—	50,000	5.93	$0.97	$—
$ 1.33 to $ 1.61	19,500	5.80	$1.47	$—	19,500	5.80	$1.47	$—
$ 1.65	1,513,773	4.97	$1.65	$—	1,513,773	4.97	$1.65	$—
$ 1.80 to $ 2.38	1,779,030	4.87	$1.98	$—	1,779,030	4.87	$1.98	$—
$ 3.03 to $ 6.30	1,301,500	6.38	$5.00	$—	1,301,500	6.38	$5.00	$—
$ 12.31 to $ 17.44	17,300	1.54	$15.00	$—	17,300	1.54	$15.00	$—
$ 31.94	8,300	2.08	$31.94	$—	8,300	2.08	$31.94	$—

	7,368,262	5.69	$2.09	$—	6,628,171	5.47	$2.23	$—

The number of unvested options expected to vest is 0.3 million shares, with a weighted average remaining life of 7.7 years, a weighted average exercise price of $0.78, and with an intrinsic value of $0.

In 2007, 100,000 restricted stock units were granted, which is the only grant to date. At December 31, 2007, they are still outstanding. None have vested as their vesting schedule is to vest 100% three years from grant date. The fair market value of the stock units at the grant date was $0.40 per share. The Company recognized $2 thousand expense related to the grant in 2007.

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the

Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for the years ended 2007, 2006 and 2005. As of December 31, 2007, 54,000 shares have been issued and none are considered restricted.

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

The matching contribution made by the Company in cash during the years ended December 31, 2007, 2006 and 2005 was $262,000, $256,000 and $415,000, respectively.

Effective January 1, 1998, the Company adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to contribute up to 15% of their compensation to purchase the Company’s common stock at 85% of the fair market value. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the ESPP. The plan has been suspended as of July 27, 2006. During the years ended December 31, 2006 and 2005, the Company issued 102,321 shares and 223,228 shares under the ESPP, respectively.

12. RELATED PARTIES

The Company had a reciprocal services agreement with a vendor to provide and to receive domestic and international termination of telecommunication services. A Director of the Company is the Chairman and Chief Executive Officer of the vendor providing such services. The contract was on a month-to-month basis. The Company recorded revenue of approximately $0, $0 and $46,000 and costs of $0, $3,000 and $82,000 in 2007, 2006 and 2005, respectively, for services provided and other discrete services received under this agreement. The Company had no amounts due from the vendor at December 31, 2007 and 2006.

During the year ended 2007, 2006 and 2005, the Company provided international telecommunications services to a customer for which a Director of the Company is the Chairman and Chief Executive Officer of the customer. The Company recorded revenue of approximately $36,000, $38,000 and $46,000 in 2007, 2006 and 2005, respectively, for services provided. The Company had amounts due from the customer of approximately $2,000, $6,000 and $3,000 at December 31, 2007, 2006 and 2005, respectively.

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

Summary information with respect to the Company’s geographic regions and segments is as follows:

	Year Ended December 31,
	2007	2006	2005
Net Revenue by Geographic Region
United States
United States	$166,799	$192,235	$203,702
Other	7,918	4,086	3,324

Total United States	174,717	196,321	207,026

Canada
Canada	262,412	275,546	261,511

Total Canada	262,412	275,546	261,511

Europe
United Kingdom	89,363	84,397	113,859
Germany	24,388	40,413	48,657
Netherlands	139	34,457	102,182
France	19,433	16,833	19,347
Spain	15,831	18,443	17,871
Italy	15,075	14,408	24,187
Other	12,093	13,620	21,837

Total Europe	176,322	222,571	347,940

Asia-Pacific
Australia	284,935	301,506	340,650
Other	3,797	6,435	10,890

Total Asia-Pacific	288,732	307,941	351,540

Total	$902,183	$1,002,379	$1,168,017

Net Revenue by Segment
United States	$109,501	$115,405	$136,264
Canada	262,200	274,318	259,661
Europe	72,328	99,919	193,889
Asia-Pacific	287,704	305,046	345,500
Wholesale	170,450	207,691	232,703

Total	$902,183	$1,002,379	$1,168,017

Provision for Doubtful Accounts Receivable
United States	$2,087	$2,686	$2,397
Canada	2,979	3,432	2,862
Europe	963	4,287	6,088
Asia-Pacific	3,509	3,795	8,236
Wholesale	958	874	1,359

Total	$10,496	$15,074	$20,942

	Year Ended December 31,
	2007	2006	2005
Income (Loss) from Operations
United States	$(3,964)	$(96,629)	$(60,256)
Canada	37,138	(7,224)	25,287
Europe	(14,385)	(39,830)	(51,559)
Asia-Pacific	15,591	(70,195)	(2,735)
Wholesale	(3,097)	(256)	6,168

Total	$31,283	$(214,134)	$(83,095)

Capital Expenditures
United States	$2,033	$2,588	$11,118
Canada	23,434	18,399	13,171
Europe	3,418	1,289	4,624
Asia-Pacific	15,860	10,740	20,910

Total	$44,745	$33,016	$49,823

The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	December 31,
	2007	2006
Property and Equipment—Net
United States
United States	$18,430	$21,215
Other	597	423

Total United States	19,027	21,638

Canada
Canada	54,787	29,601

Total Canada	54,787	29,601

Europe
United Kingdom	8,718	7,309
Germany	700	761
Other	970	3,214

Total Europe	10,388	11,284

Asia-Pacific
Australia	60,233	49,139
Other	164	20

Total Asia-Pacific	60,397	49,159

Total	$144,599	$111,682

	December 31,
	2007	2006
Assets
United States
United States	$71,782	$63,601
Other	5,429	3,410

Total United States	77,211	67,011

Canada
Canada	166,817	111,838

Total Canada	166,817	111,838

Europe
United Kingdom	21,434	19,875
Germany	5,803	10,416
Other	52,428	51,661

Total Europe	79,665	81,952

Asia-Pacific
Australia	132,948	124,451
Other	3,762	6,998

Total Asia-Pacific	136,710	131,449

Total	$460,403	$392,250

The Company offers three main products—voice, data/Internet and VOIP in all of its segments. Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Voice	$603,169	$713,987	$900,494
Data/Internet	179,997	166,824	167,922
VOIP (Retail and Wholesale)	119,017	121,568	99,601

Total	$902,183	$1,002,379	$1,168,017

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006.

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share amounts)
Net revenue	$227,020	$227,357	$225,283	$222,523
Cost of revenue (exclusive of depreciation)	$144,656	$142,218	$136,464	$131,548
Income from operations	$7,466	$8,241	$8,720	$6,856
Income (loss) from continuing operations	$(8,760)	$12,256	$4,449	$1,514
Income (loss) from discontinued operations	$160	$(155)	$140	$—
Gain from sale of discontinued operations	$5,958	$—	$174	$—
Net income (loss)	$(2,642)	$12,101	$4,763	$1,514
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.08)	$0.11	$0.03	$0.01
Income (loss) from discontinued operations	0.00	(0.01)	0.00	—
Gain from sale of discontinued operations	0.06	—	0.00	—

Net income (loss)	$(0.02)	$0.10	$0.03	$0.01

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.08)	$0.07	$0.02	$0.01
Income (loss) from discontinued operations	0.00	(0.00)	0.00	—
Gain from sale of discontinued operations	0.06	—	0.00	—

Net income (loss)	$(0.02)	$0.07	$0.02	$0.01

	For the Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share amounts)
Net revenue	$267,634	$250,071	$245,319	$239,355
Cost of revenue (exclusive of depreciation)	$178,215	$167,465	$157,676	$156,077
Income (loss) from operations	$(4,998)	$(228,191)	$9,233	$9,822
Loss from continuing operations	$(16,617)	$(228,119)	$(212)	$(2,807)
Income from discontinued operations	$919	$750	$333	$380
Gain on sale of discontinued operations	$—	$7,415	$—	$—
Net income (loss)	$(15,698)	$(219,954)	$121	$(2,427)
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$(2.00)	$0.00	$(0.02)
Income from discontinued operations	0.00	0.00	0.00	0.00
Gain on sale of discontinued operations	—	0.07	—	—

Net income (loss)	$(0.15)	$(1.93)	$0.00	$(0.02)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$(2.00)	$0.00	$(0.02)
Income from discontinued operations	$0.00	0.00	$0.00	$0.00
Gain on sale of discontinued operations	—	0.07	—	—

Net income (loss)	$(0.15)	$(1.93)	$0.00	$(0.02)

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

15. LOSS ON SALE OR DISPOSAL OF ASSETS

During the year ended December 31, 2007, the Company recognized a charge of $1.5 million for the sale or disposal of specific long-lived assets which were taken out of service. The charge is comprised of switch and peripheral equipment and other network equipment.

During the year ended December 31, 2006, the Company recognized a charge of $16.1 million for the sale or disposal of specific long-lived assets which were taken out of service. The charge includes $8.9 million in the United States, $1.8 million in Canada, $3.0 million in Europe, and $2.4 million in Asia-Pacific and is comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

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

The following table outlines the Company’s asset impairment write-down by segment (in thousands):

For the Year Ended
December 31, 2006
United States
United States	$65,528
Other	4,320

Total United States	69,848

Canada
Canada	44,744

Total Canada	44,744

Europe
United Kingdom	9,991
Germany	1,430
Netherlands	1,677
Other	5,800

Total Europe	18,898

Asia-Pacific
Australia	72,603
Other	3,155

Total Asia-Pacific	75,758

Total	$209,248

17. GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

In 2007, the Company issued in a private transaction $57.2 million principal amount of the 14 1/4 % Senior Secured Notes, in exchange for $40.7 million principal amount of the Company’s outstanding October 1999 Senior Notes and $23.6 million in cash. This exchange has been accounted for as a modification of debt with a portion deemed to be a troubled debt restructuring. The Company recorded $5.1 million in costs associated with the issuance of the 14 1/4% Senior Secured Notes, which have been recorded as loss on restructuring of debt. The Company refinanced an existing Canadian credit facility and recognized a $0.9 million loss on early extinguishment of debt for pre-payment penalties and the write-off of related deferred financing costs. The Company also exchanged 6,000,000 shares of the Company’s common stock for the extinguishment of $5.0 million principal amount of its Step Up Convertible Subordinated Debentures resulting in a loss on early extinguishment of debt of $2.3 million, including the write-off of related deferred financing costs and debt discount. These losses were offset by a $0.5 million gain on early extinguishment of debt on forgiveness of equipment financing and a $0.3 million gain on open market purchases of $10.5 million principal amount of the October 1999 Senior Notes including the write-off of related deferred financing costs.

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

18. DISCONTINUED OPERATIONS

In August 2007, the Company sold its 51% interest in its German telephone installation system subsidiaries. The sale price was $0.8 million (0.6 million Euros), which included $0.5 million (0.4 million Euros) in cash and $0.3 million (0.2 million Euros) for payment of outstanding intercompany debt. For the intercompany debt payment, the Company received $0.1 million (0.1 million Euros) in cash at closing. The balance owing is represented by a note receivable and will be paid in fifteen equal installment payments. As a result, the Company recorded a $0.2 million gain from sale of assets. Net assets held for sale were $0.6 million at the closing date.

In February 2007, the Company sold its Australian domain name registry and web hosting subsidiary, Planet Domain. The sale price was $6.5 million ($8.3 million AUD). The Company received $5.5 million in net cash proceeds from the transaction after closing adjustments. As a result, the Company recorded a $6.0 million gain from sale of assets. The net assets of Planet Domain were $0.2 million at the closing date.

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

As a result of these events, the Company’s consolidated financial statements reflect Citrus, Planet Domain and the India operations as discontinued operations for year ended December 31, 2007, 2006 and 2005. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of the discontinued operations for the year ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net revenue	$3,806	$14,742	$19,380
Operating expenses	3,639	12,284	16,206

Income from operations	167	2,458	3,174
Interest expense	(25)	(47)	(38)
Interest income and other income	3	4	81
Foreign currency transaction gain	—	45	(58)

Income before income tax	145	2,460	3,159
Income tax expense	—	(78)	(189)

Income from discontinued operations	$145	$2,382	$2,970

19. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period.

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon conversion of its 5% Exchangeable Senior Notes, the Step Up Convertible Subordinated Debentures, the 2003 Convertible Senior Notes and the 2000 Convertible Subordinated Debentures.

For the year ended December 31, 2007, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	7.4 million shares issuable under the Company’s stock option compensation plans,

•	8.3 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	0.1 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

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

The Company had no dilutive common share equivalents during the year ended December 31, 2005, due to the results of operations being a net loss. For the year ended December 31, 2005, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	9.3 million shares issuable under the Company’s stock option compensation plans, and

•	14.2 million shares issuable upon conversion of the 2003 Convertible Senior Notes, and

•	1.0 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts):

	Year ended December 31,
	2007	2006	2005
Income (loss) from continuing operations	$9,459	$(247,755)	$(152,207)
Income from discontinued operations, net of tax	145	2,382	2,970
Gain from sale of discontinued operations, net of tax	6,132	7,415	—

Income (loss) attributable to common stockholders— basic and diluted	15,736	(237,958)	(149,237)
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	1,846	—	—

Income (loss) attributable to common stockholders—diluted	$17,582	$(237,958)	$(149,237)

Weighted average common shares outstanding— basic	128,771	112,366	95,384
In-the-money options exercisable under stock option compensation plans	12	—	—
5% Exchangeable Senior Notes	46,936	—	—
Step Up Convertible Subordinated Debentures	20,751	—	—

Weighted average common shares outstanding— diluted	196,470	112,366	95,384

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(2.20)	$(1.60)
Income from discontinued operations	0.00	0.02	0.04
Gain from sale of discontinued operations	0.05	0.06	—

Net income (loss)	$0.12	$(2.12)	$(1.56)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(2.20)	$(1.60)
Income from discontinued operations	0.00	0.02	0.04
Gain from sale of discontinued operations	0.03	0.06	—

Net income (loss)	$0.09	$(2.12)	$(1.56)

20.	GUARANTOR/NON-GUARANTOR CONSOLIDATING CONDENSED FINANCIAL INFORMATION

The consolidating condensed statements of cash flows for the years ended December 31, 2006 and 2005 have been restated to correct the presentation of transactions that are settled, on a net basis, through the Company’s intercompany payables and receivables between PTGI (parent) and its subsidiaries and between PTHI and its subsidiaries. The Company had previously presented all such transactions as operating activities. Certain of these transactions should have been presented as investing and financing activities. Accordingly, the previous presentation of the statements of cash flows for the years ended December 31, 2006 and 2005 as contained in this Note have been corrected to add the lines entitled Proceeds from (investments in) intercompany balance to cash flows from investing activities and Proceeds from (payments on) intercompany balance to cash flows from financing activities. In each consolidating presentation, the above described changes are completely offset by corresponding increases in the elimination entries. Accordingly, these changes have no effect on the Company’s consolidated financial statements.

Consolidating Financial Statements for PTHI Debt Issuances

PTHI’s 2004 Senior Notes and 5% Exchangeable Senior Notes are fully and unconditionally guaranteed by PTGI on a senior basis as of December 31, 2007. PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of December 31, 2007, 2006 and 2005 are included for (a) PTGI on a stand-alone basis; (b) PTHI on a stand-alone basis; (c) PTGI’s indirect non-guarantor subsidiaries on a combined basis; and (d) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

45

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$902,183	$—	$902,183

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	554,886	—	554,886
Selling, general and administrative	4,843	10,104	269,069	—	284,016
Depreciation and amortization	—	—	30,534	—	30,534
Loss on sale or disposal of assets	—	—	1,464	—	1,464

Total operating expenses	4,843	10,104	855,953	—	870,900

INCOME (LOSS) FROM OPERATIONS	(4,843)	(10,104)	46,230	—	31,283

INTEREST EXPENSE	(10,249)	(31,806)	(19,292)	—	(61,347)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(1,524)	—	1,075	—	(449)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,000)	(108)	(5,544)	—	(7,652)
INTEREST AND OTHER INCOME	549	—	5,152	—	5,701
FOREIGN CURRENCY TRANSACTION GAIN	4,767	711	27,215	—	32,693
INTERCOMPANY INTEREST	2,106	(3,853)	1,747	—	—
MANAGEMENT FEE	—	5,806	(5,806)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(11,194)	(39,354)	50,777	—	229
INCOME TAX BENEFIT (EXPENSE)	(355)	(356)	9,941	—	9,230

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(11,549)	(39,710)	60,718	—	9,459
EQUITY IN NET INCOME OF SUBSIDIARIES	27,285	66,995	—	(94,280)	—

INCOME FROM CONTINUING OPERATIONS	15,736	27,285	60,718	(94,280)	9,459
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	145	—	145
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	6,132	—	6,132

NET INCOME	$15,736	$27,285	$66,995	$(94,280)	$15,736

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$1,002,379	$—	$1,002,379

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	659,433	—	659,433
Selling, general and administrative	6,005	6,511	271,791	—	284,307
Depreciation and amortization	—	—	47,428	—	47,428
Loss on sale or disposal of assets	—	—	16,097	—	16,097
Asset impairment write-down	—	—	209,248	—	209,248

Total operating expenses	6,005	6,511	1,203,997	—	1,216,513

LOSS FROM OPERATIONS	(6,005)	(6,511)	(201,618)	—	(214,134)

INTEREST EXPENSE	(17,308)	(31,128)	(5,692)	—	(54,128)
ACCRETION ON DEBT DISCOUNT	(1,732)	—	—	—	(1,732)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	5,373	—	—	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	10,374	(2,850)	(115)	—	7,409
INTEREST AND OTHER INCOME	139	—	3,551	—	3,690
FOREIGN CURRENCY TRANSACTION GAIN	8,777	1,445	411	—	10,633
INTERCOMPANY INTEREST	—	1,295	(1,295)	—	—
MANAGEMENT FEE	—	5,441	(5,441)	—	—

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	(382)	(32,308)	(210,199)	—	(242,889)
INCOME TAX EXPENSE	(405)	(93)	(4,368)	—	(4,866)

LOSS BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	(787)	(32,401)	(214,567)	—	(247,755)
EQUITY IN NET LOSS OF SUBSIDIARIES	(237,171)	(204,770)	—	441,941	—

LOSS FROM CONTINUING OPERATIONS	(237,958)	(237,171)	(214,567)	441,941	(247,755)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	2,382	—	2,382
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	7,415	—	7,415

NET LOSS	$(237,958)	$(237,171)	$(204,770)	$441,941	$(237,958)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2005
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$1,168,017	$—	$1,168,017

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	775,305	—	775,305
Selling, general and administrative	5,883	7,445	362,679	—	376,007
Depreciation and amortization	—	—	86,436	—	86,436
Loss on sale or disposal of assets	—	—	13,364	—	13,364

Total operating expenses	5,883	7,445	1,237,784	—	1,251,112

LOSS FROM OPERATIONS	(5,883)	(7,445)	(69,767)	—	(83,095)

INTEREST EXPENSE	(19,984)	(28,847)	(4,572)	—	(53,403)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(1,693)	—	—	—	(1,693)
INTEREST AND OTHER INCOME	150	—	2,128	—	2,278
FOREIGN CURRENCY TRANSACTION LOSS	(349)	(4,235)	(7,901)	—	(12,485)
INTERCOMPANY INTEREST	—	2,525	(2,525)	—	—
ROYALTY FEE	(6,491)	—	6,491	—	—
MANAGEMENT FEE	—	8,018	(8,018)	—	—

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	(34,250)	(29,984)	(84,164)	—	(148,398)
INCOME TAX BENEFIT (EXPENSE)	719	93	(4,621)	—	(3,809)

LOSS BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	(33,531)	(29,891)	(88,785)	—	(152,207)
EQUITY IN NET LOSS OF SUBSIDIARIES	(115,706)	(85,815)	—	201,521	—

LOSS FROM CONTINUING OPERATIONS	(149,237)	(115,706)	(88,785)	201,521	(152,207)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	2,970	—	2,970

NET LOSS	$(149,237)	$(115,706)	$(85,815)	$201,521	$(149,237)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,299	$(35)	$80,018	$—	$81,282
Restricted cash	—	—	362	—	362
Accounts receivable	—	—	113,588	—	113,588
Prepaid expenses and other current assets	308	—	28,352	—	28,660

Total current assets	1,607	(35)	222,320	—	223,892

INTERCOMPANY RECEIVABLES	88,536	1,089,076	—	(1,177,612)	—
INVESTMENTS IN SUBSIDIARIES	1,367	(662,066)	—	660,699	—
RESTRICTED CASH	—	—	9,677	—	9,677
PROPERTY AND EQUIPMENT—Net	—	—	144,599	—	144,599
GOODWILL	—	—	40,134	—	40,134
OTHER INTANGIBLE ASSETS—Net	—	—	1,557	—	1,557
OTHER ASSETS	2,389	7,095	31,060	—	40,544

TOTAL ASSETS	$93,899	$434,070	$449,347	$(516,913)	$460,403

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$805	$407	73,681	$—	$74,893
Accrued interconnection costs	—	—	44,911	—	44,911
Deferred revenue	—	—	16,513	—	16,513
Accrued expenses and other current liabilities	207	1,225	52,988	—	54,420
Accrued income taxes	306	1,522	28,963	—	30,791
Accrued interest	2,388	8,701	1,371	—	12,460
Current portion of long-term obligations	—	3,816	7,412	—	11,228

Total current liabilities	3,706	15,671	225,839	—	245,216

INTERCOMPANY PAYABLES	420,941	25,235	731,436	(1,177,612)	—
LONG-TERM OBLIGATIONS (net of premium of $2,528)	116,792	391,797	154,086	—	662,675
OTHER LIABILITIES	—	—	52	—	52

Total liabilities	541,439	432,703	1,111,413	(1,177,612)	907,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,426	—	—	—	1,426
Additional paid-in capital	718,695	1,161,930	305,844	(1,467,774)	718,695
Accumulated deficit	(1,074,778)	(1,068,480)	(884,532)	1,953,012	(1,074,778)
Accumulated other comprehensive loss	(92,883)	(92,083)	(83,378)	175,461	(92,883)

Total stockholders’ equity (deficit)	(447,540)	1,367	(662,066)	660,699	(447,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$93,899	$434,070	$449,347	$(516,913)	$460,403

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,764	$(28)	$60,581	$—	$64,317
Accounts receivable	—		118,012	—	118,012
Prepaid expenses and other current assets	789	—	23,489	—	24,278

Total current assets	4,553	(28)	202,082	—	206,607
INTERCOMPANY RECEIVABLES	83,361	1,112,080	—	(1,195,441)	—
INVESTMENTS IN SUBSIDIARIES	(4,854)	(707,997)	—	712,851	—
RESTRICTED CASH	—	—	8,415	—	8,415
PROPERTY AND EQUIPMENT—Net	—	—	111,682	—	111,682
GOODWILL	—	—	34,893	—	34,893
OTHER INTANGIBLE ASSETS—Net	—	—	2,762	—	2,762
OTHER ASSETS	3,717	7,992	16,182	—	27,891

TOTAL ASSETS	$86,777	$412,047	$376,016	$(482,590)	$392,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$838	$301	69,447	$—	$70,586
Accrued interconnection costs	—	—	48,942	—	48,942
Deferred revenue	—	—	18,315	—	18,315
Accrued expenses and other current liabilities	1,111	2,070	43,803	—	46,984
Accrued income taxes	1,460	150	16,311	—	17,921
Accrued interest	4,169	8,766	692	—	13,627
Current portion of long-term obligations	22,702	3,816	10,479	—	36,997

Total current liabilities	30,280	15,103	207,989	—	253,372
INTERCOMPANY PAYABLES	353,815	6,206	835,420	(1,195,441)	—
LONG-TERM OBLIGATIONS (net of discount of $5,354)	170,937	395,592	40,548	—	607,077
OTHER LIABILITIES	—	—	56	—	56

Total liabilities	555,032	416,901	1,084,013	(1,195,441)	860,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock	1,138	—	—	—	1,138
Additional paid-in capital	692,941	1,161,930	305,844	(1,467,774)	692,941
Accumulated deficit	(1,082,853)	(1,088,104)	(943,866)	2,031,970	(1,082,853)
Accumulated other comprehensive loss	(79,481)	(78,680)	(69,975)	148,655	(79,481)

Total stockholders’ deficit	(468,255)	(4,854)	(707,997)	712,851	(468,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$86,777	$412,047	$376,016	$(482,590)	$392,250

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,736	$27,285	$66,995	$(94,280)	$15,736
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	10,493	—	10,493
Stock compensation expense	—	246	—	—	246
Depreciation and amortization	—	—	30,594	—	30,594
Gain on sale or disposal of assets	—	—	(4,668)	—	(4,668)
Accretion of debt discount	1,524	—	(1,075)	—	449
Equity in net gain of subsidiary	(27,285)	(66,995)	—	94,280	—
Deferred income taxes	—	(450)	(12,013)	—	(12,463)
Loss on early extinguishment or restructuring of debt	2,000	108	5,544	—	7,652
Unrealized foreign currency transaction gain on intercompany and foreign debt	(8,372)	(5,721)	(20,769)	—	(34,862)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	5,275	—	5,275
(Increase) decrease in prepaid expenses and other current assets	480	—	(2,036)	—	(1,556)
Decrease in other assets	899	1,347	63	—	2,309
Increase (decrease) in accounts payable	(33)	106	(2,725)	—	(2,652)
Decrease in accrued interconnection costs	—	—	(6,244)	—	(6,244)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(2,088)	527	3,884	—	2,323
Increase (decrease) in accrued interest	(1,781)	(65)	681	—	(1,165)

Net cash provided by (used in) operating activities	(18,920)	(43,612)	73,999	—	11,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(44,745)	—	(44,745)
Cash from disposition of business, net of cash disposed	—	—	6,140	—	6,140
Cash used in business acquisitions, net of cash acquired	—	—	(200)	—	(200)
Decrease in restricted cash	—	—	(668)	—	(668)
Investments in intercompany balance	62,334	48,341	—	(110,675)	—

Net cash used in investing activities	62,334	48,341	(39,473)	(110,675)	(39,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	109,275	—	109,275
Deferred financing costs	—	—	(6,570)	—	(6,570)
Principal payments on long-term obligations	(65,049)	(3,795)	(11,571)	—	(80,415)
Proceeds from sale of common stock	19,170	—	—	—	19,170
Payments on intercompany balance	—	(941)	(109,734)	110,675	—

Net cash provided by (used in) financing activities	(45,879)	(4,736)	(18,600)	110,675	41,460

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3,511	—	3,511

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,465)	(7)	19,437	—	16,965
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	(28)	60,581	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,299	$(35)	$80,018	$—	$81,282

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(237,958)	$(237,171)	$(204,770)	$441,941	$(237,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	15,094	—	15,094
Stock compensation expense	—	545	—	—	545
Depreciation and amortization	—	—	48,156	—	48,156
Loss on sale or disposal of assets	—	—	8,706	—	8,706
Asset impairment write-down	—	—	209,248	—	209,248
Accretion of debt discount	1,732		—		1,732
Equity in net loss of subsidiary	237,171	204,770	—	(441,941)	—
Change in estimated fair value of embedded derivatives	(5,373)		—		(5,373)
(Gain) loss on early extinguishment or restructuring of debt	(10,374)	2,850	115	—	(7,409)
Other	—	—	(1,110)	—	(1,110)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(8,696)	(1,468)	(1,572)	—	(11,736)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	14,825	—	14,825
Decrease in prepaid expenses and other current assets	809	8	8,550	—	9,367
(Increase) decrease in other assets	861	511	(199)	—	1,173
Increase (decrease) in accounts payable	(1,437)	127	(17,117)	—	(18,427)
Decrease in accrued interconnection costs	—	—	(18,210)	—	(18,210)
Increase, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	737	1,420	1,666	—	3,823
Increase (decrease) in accrued interest	(282)	38	668	—	424

Net cash provided by (used in) operating activities	(22,810)	(28,370)	64,050	—	12,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(33,016)	—	(33,016)
Cash from disposition of business, net of cash disposed	—	—	12,947	—	12,947
Cash used for business acquisitions, net of cash acquired	—	—	(227)	—	(227)
Decrease in restricted cash	—	—	2,427	—	2,427
Proceeds from intercompany balance	20,385	65,246	—	(85,631)	—

Net cash provided by (used in) investing activities	20,385	65,246	(17,869)	(85,631)	(17,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	20,501	14,790	—	35,291
Deferred financing costs	—	(2,850)	—	—	(2,850)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(2,445)	(9,462)	—	(11,907)
Proceeds from sale of common stock	4,934	—	—	—	4,934
Payments on intercompany balance	—	(52,028)	(33,603)	85,631	—

Net cash provided by (used in) financing activities	4,934	(36,822)	28,275	85,631	25,468

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	849	—	849

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,509	54	18,755	—	21,318
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255	(82)	41,826	—	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,764	$(28)	$60,581	$—	$64,317

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2005
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,237)	$(115,706)	$(85,815)	$201,521	$(149,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	21,522	—	21,522
Depreciation and amortization	—	—	87,729	—	87,729
Loss on sale or disposal of assets	—	—	13,380	—	13,380
Equity in net loss of subsidiary	115,706	85,815	—	(201,521)	—
Equity investment loss	—	—	249	—	249
Loss on early extinguishment of debt	1,693	—	—	—	1,693
Other	—	—	(381)	—	(381)
Unrealized foreign currency transaction loss on intercompany and foreign debt	473	3,935	1,657	—	6,065
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	19,276	—	19,276
(Increase) decrease in prepaid expenses and other current assets	(383)	(8)	4,468	—	4,077
(Increase) decrease in other assets	1,171	637	(3,407)	—	(1,599)
Increase (decrease) in accounts payable	78	(1,006)	(32,864)	—	(33,792)
Decrease in accrued interconnection costs	—	—	(12,297)	—	(12,297)
Decrease, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(3,606)	(898)	(2,809)	—	(7,313)
Increase (decrease) in accrued interest	(149)	59	—	—	(90)

Net cash provided by (used in) operating activities	(34,254)	(27,172)	10,708	—	(50,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(49,823)	—	(49,823)
Cash used for business acquisitions, net of cash acquired	—	—	(243)	—	(243)
Decrease in restricted cash	—	—	5,813	—	5,813
Proceeds from (investments in) intercompany balance	33,286	(2,493)	—	(30,793)	—

Net cash provided by (used in) investing activities	33,286	(2,493)	(44,253)	(30,793)	(44,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	100,000	12,717	—	112,717
Deferred financing costs	—	(3,000)	—	—	(3,000)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(750)	(19,519)	—	(20,269)
Proceeds from sale of common stock	256	—	—	—	256
Proceeds from (payments on) intercompany balance	—	(66,651)	35,858	30,793	—

Net cash provided by financing activities	256	29,599	29,056	30,793	89,704

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,402)	—	(1,402)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(712)	(66)	(5,891)	—	(6,669)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,967	(16)	47,717	—	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,255	$(82)	$41,826	$—	$42,999

Consolidating Financial Statements for IHC Debt Issuance

Primus Telecommunications IHC, Inc.’s 14  1/4% Second Lien Notes are fully, unconditionally, jointly and severally guaranteed by PTGI on a senior basis as of December 31, 2007 and by PTHI, Primus Telecommunications, Inc., TresCom International Inc., Least Cost Routing, Inc., TresCom U.S.A., Inc., iPRIMUS USA, Inc., and iPRIMUS.com, Inc., 100% owned subsidiaries of PTGI (collectively, the “Other Guarantors”). PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of December 31, 2007, 2006 and 2005 are included for (a) PTGI on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) PTGI’s indirect non-guarantor subsidiaries on a combined basis and (e) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$137,346	$764,837	$—	$902,183
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	96,203	458,683	—	554,886
Selling, general and administrative	4,843	111	42,226	236,836	—	284,016
Depreciation and amortization	—	—	3,700	26,834	—	30,534
Loss on sale or disposal of assets	—	—	—	1,464	—	1,464

Total operating expenses	4,843	111	142,129	723,817	—	870,900

INCOME (LOSS) FROM OPERATIONS	(4,843)	(111)	(4,783)	41,020	—	31,283
INTEREST EXPENSE	(10,249)	(12,470)	(31,831)	(6,797)	—	(61,347)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(1,524)	1,075	—	—	—	(449)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,000)	(5,144)	(108)	(400)	—	(7,652)
INTEREST AND OTHER INCOME	549	—	70	5,082	—	5,701
FOREIGN CURRENCY TRANSACTION GAIN	4,767	8,049	777	19,100	—	32,693
INTERCOMPANY INTEREST	2,106	3,166	(3,853)	(1,419)	—	—
MANAGEMENT FEE	—	—	6,292	(6,292)	—	—
ROYALTY FEE	—	14,512	(578)	(13,934)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(11,194)	9,077	(34,014)	36,360	—	229
INCOME TAX BENEFIT (EXPENSE)	(355)	(1,552)	(230)	11,367	—	9,230

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(11,549)	7,525	(34,244)	47,727	—	9,459
EQUITY IN NET INCOME OF SUBSIDIARIES	27,285	—	66,995	—	(94,280)	—

INCOME FROM CONTINUING OPERATIONS	15,736	7,525	32,751	47,727	(94,280)	9,459
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	145	—	145
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	6,132	—	6,132

NET INCOME	$15,736	$7,525	$32,751	$54,004	$(94,280)	$15,736

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2006
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$164,388	$837,991	$—	$1,002,379
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	124,481	534,952	—	659,433
Selling, general and administrative	6,005	29	42,379	235,894	—	284,307
Depreciation and amortization	—	—	9,029	38,399	—	47,428
(Gain) loss on sale or disposal of assets	—	—	(267)	16,364	—	16,097
Asset impairment write-down	—	—	70,941	138,307	—	209,248

Total operating expenses	6,005	29	246,563	963,916	—	1,216,513

LOSS FROM OPERATIONS	(6,005)	(29)	(82,175)	(125,925)	—	(214,134)
INTEREST EXPENSE	(17,308)	—	(31,142)	(5,678)	—	(54,128)
ACCRETION ON DEBT DISCOUNT	(1,732)	—	—	—	—	(1,732)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	5,373	—	—	—	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	10,374	—	(2,965)	—	—	7,409
INTEREST AND OTHER INCOME	139	—	19	3,532	—	3,690
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	8,777	904	1,472	(520)	—	10,633
INTERCOMPANY INTEREST	—	2,697	1,295	(3,992)	—	—
MANAGEMENT FEE	—	—	6,275	(6,275)	—	—
ROYALTY FEE	—	15,266	(436)	(14,830)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(382)	18,838	(107,657)	(153,688)	—	(242,889)
INCOME TAX EXPENSE	(405)	(1,090)	(225)	(3,146)	—	(4,866)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(787)	17,748	(107,882)	(156,834)	—	(247,755)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(237,171)	—	(204,770)	—	441,941	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(237,958)	17,748	(312,652)	(156,834)	441,941	(247,755)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	2,382	—	2,382
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	7,415	—	7,415

NET INCOME (LOSS)	$(237,958)	$17,748	$(312,652)	$(147,037)	$441,941	(237,958)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2005
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$187,187	$980,830	$—	$1,168,017

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	126,886	648,419	—	775,305
Selling, general and administrative	5,883	323	67,369	302,432	—	376,007
Depreciation and amortization	—	—	21,941	64,495	—	86,436
Loss on sale or disposal of assets	—	—	3,013	10,351	—	13,364

Total operating expenses	5,883	323	219,209	1,025,697	—	1,251,112

LOSS FROM OPERATIONS	(5,883)	(323)	(32,022)	(44,867)	—	(83,095)

INTEREST EXPENSE	(19,984)	—	(28,908)	(4,511)	—	(53,403)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(1,693)	—	—	—	—	(1,693)
INTEREST AND OTHER INCOME	150	—	(2,140)	4,268	—	2,278
FOREIGN CURRENCY TRANSACTION LOSS	(349)	(562)	(5,330)	(6,244)	—	(12,485)
INTERCOMPANY INTEREST	—	1,739	2,525	(4,264)	—	—
MANAGEMENT FEE	—	—	9,670	(9,670)	—	—
ROYALTY FEE	(6,491)	22,071	(333)	(15,247)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(34,250)	22,925	(56,538)	(80,535)	—	(148,398)
INCOME TAX BENEFIT (EXPENSE)	719	(1,092)	12	(3,448)	—	(3,809)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(33,531)	21,833	(56,526)	(83,983)	—	(152,207)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(115,706)	—	(85,815)	—	201,521	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(149,237)	21,833	(142,341)	(83,983)	201,521	(152,207)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	2,970	—	2,970

NET INCOME (LOSS)	$(149,237)	$21,833	$(142,341)	$(81,013)	$201,521	$(149,237)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,299	$—	$670	$79,313	$—	$81,282
Restricted cash	—	—	—	362	—	362
Accounts receivable	—	—	14,002	99,586	—	113,588
Prepaid expenses and other current assets	308	—	1,255	27,097	—	28,660

Total current assets	1,607	—	15,927	206,358	—	223,892

INTERCOMPANY RECEIVABLES	88,536	183,336	601,606	18,779	(892,257)	—
INVESTMENTS IN SUBSIDIARIES	1,367	—	(88,863)	—	87,496	—
RESTRICTED CASH	—	—	314	9,363	—	9,677
PROPERTY AND EQUIPMENT—Net	—	—	15,881	128,718	—	144,599
GOODWILL	—	—	—	40,134	—	40,134
OTHER INTANGIBLE ASSETS—Net	—	—	—	1,557	—	1,557
OTHER ASSETS	2,389	283	8,261	29,611	—	40,544

TOTAL ASSETS	$93,899	$183,619	$553,126	$434,520	$(804,761)	$460,403

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$805	$—	$4,889	$69,199	$—	$74,893
Accrued interconnection costs	—	—	15,200	29,711	—	44,911
Deferred revenue	—	—	969	15,544	—	16,513
Accrued expenses and other current liabilities	207	—	8,458	45,755	—	54,420
Accrued income taxes	306	4,656	2,278	23,551	—	30,791
Accrued interest	2,388	1,328	8,701	43	—	12,460
Current portion of long-term obligations	—	—	3,908	7,320	—	11,228

Total current liabilities	3,706	5,984	44,403	191,123	—	245,216

INTERCOMPANY PAYABLES	420,941	—	115,395	355,921	(892,257)	—
LONG-TERM OBLIGATIONS	116,792	113,947	391,961	39,975	—	662,675
OTHER LIABILITIES	—	—	—	52	—	52

Total liabilities	541,439	119,931	551,759	587,071	(892,257)	907,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,426	—	—	—	—	1,426
Additional paid-in capital	718,695	—	1,161,930	305,937	(1,467,867)	718,695
Retained earnings (accumulated deficit)	(1,074,778)	63,688	(1,068,480)	(370,365)	1,375,157	(1,074,778)
Accumulated other comprehensive loss	(92,883)	—	(92,083)	(88,123)	180,206	(92,883)

Total stockholders’ equity (deficit)	(447,540)	63,688	1,367	(152,551)	87,496	(447,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$93,899	$183,619	$553,126	$434,520	$(804,761)	$460,403

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2006
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,764	$—	$(35)	$60,588	$—	$64,317
Accounts receivable	—	—	16,987	101,025	—	118,012
Prepaid expenses and other current assets	789	—	1,156	22,333	—	24,278

Total current assets	4,553	—	18,108	183,946	—	206,607

INTERCOMPANY RECEIVABLES	83,361	59,082	617,133	31,625	(791,201)	—
INVESTMENTS IN SUBSIDIARIES	(4,854)	—	(129,392)	—	134,246	—
RESTRICTED CASH	—	—	855	7,560	—	8,415
PROPERTY AND EQUIPMENT —Net	—	—	18,333	93,349	—	111,682
GOODWILL	—	—	—	34,893	—	34,893
OTHER INTANGIBLE ASSETS —Net	—	—	—	2,762	—	2,762
OTHER ASSETS	3,717	—	9,098	15,076	—	27,891

TOTAL ASSETS	$86,777	$59,082	$534,135	$369,211	$(656,955)	$392,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$838	$—	$4,240	$65,508	$—	$70,586
Accrued interconnection costs	—	—	23,825	25,117	—	48,942
Deferred revenue	—	—	1,170	17,145	—	18,315
Accrued expenses and other current liabilities	1,111	—	10,600	35,273	—	46,984
Accrued income taxes	1,460	2,919	167	13,375	—	17,921
Accrued interest	4,169	—	8,766	692	—	13,627
Current portion of long-term obligations	22,702	—	3,920	10,375	—	36,997

Total current liabilities	30,280	2,919	52,688	167,485	—	253,372

INTERCOMPANY PAYABLES	353,815	—	90,572	346,814	(791,201)	—
LONG-TERM OBLIGATIONS	170,937	—	395,806	40,334	—	607,077
OTHER LIABILITIES	—	—	(77)	133	—	56

Total liabilities	555,032	2,919	538,989	554,766	(791,201)	860,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,138	—	—	—	—	1,138
Additional paid-in capital	692,941	—	1,161,930	306,235	(1,468,165)	692,941
Accumulated deficit	(1,082,853)	56,163	(1,088,104)	(417,070)	1,449,011	(1,082,853)
Accumulated other comprehensive loss	(79,481)	—	(78,680)	(74,720)	153,400	(79,481)

Total stockholders’ equity (deficit)	(468,255)	56,163	(4,854)	(185,555)	134,246	(468,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$86,777	$59,082	$534,135	$369,211	$(656,955)	$392,250

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,736	$7,525	$32,751	$54,004	$(94,280)	$15,736
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,532	8,961	—	10,493
Stock compensation expense	—	—	246	—	—	246
Depreciation and amortization	—	—	3,700	26,894	—	30,594
Gain on sale or disposal of assets	—	—	—	(4,668)	—	(4,668)
Accretion of debt (premium) discount	1,524	(1,075)	—	—	—	449
Equity in net gain of subsidiary	(27,285)	—	(66,995)	—	94,280	—
Deferred income taxes	—	—	47	(12,510)	—	(12,463)
Loss on early extinguishment or restructuring of debt	2,000	5,144	108	400	—	7,652
Unrealized foreign currency transaction gain on intercompany and foreign debt	(8,372)	(3,718)	(5,721)	(17,051)	—	(34,862)
Changes in assets and liabilities, net of acquisitions:			—	—
Decrease in accounts receivable	—	—	1,452	3,823	—	5,275
(Increase) decrease in prepaid expenses and other current assets	480	—	(99)	(1,937)	—	(1,556)
Decrease in other assets	899	50	790	570	—	2,309
(Increase) decrease in intercompany balance	—	(22,228)	(1,502)	23,730	—	—
Increase (decrease) in accounts payable	(33)	—	649	(3,268)	—	(2,652)
Increase (decrease) in accrued interconnection costs	—	—	(8,625)	2,381	—	(6,244)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(2,088)	1,642	(19)	2,788	—	2,323
Increase (decrease) in accrued interest	(1,781)	1,328	(65)	(647)	—	(1,165)

Net cash provided by (used in) operating activities	(18,920)	(11,332)	(41,751)	83,470	—	11,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(1,248)	(43,497)	—	(44,745)
Cash from disposition of business, net of cash disposed	—	—	—	6,140	—	6,140
Cash used for business acquisitions, net of cash acquired	—	—	(200)	—	—	(200)
Increase (decrease) in restricted cash	—	—	541	(1,209)	—	(668)
Proceeds from intercompany balance	62,334	—	42,987	—	(105,321)	—

Net cash provided by (used in) investing activities	62,334	—	42,080	(38,566)	(105,321)	(39,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	101,405	—	7,870	—	109,275
Deferred financing costs	—	—	—	(6,570)	—	(6,570)
Principal payments on other long-term obligations	(65,049)	—	(3,858)	(11,508)	—	(80,415)
Proceeds from sale of common stock	19,170	—	—	—	—	19,170
Proceeds from (payments on) intercompany balance	—	(90,073)	4,234	(19,482)	105,321	—

Net cash provided by (used in) financing activities	(45,879)	11,332	376	(29,690)	105,321	41,460

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	3,511	—	3,511

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,465)	—	705	18,725	—	16,965
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	—	(35)	60,588	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,299	$—	$670	$79,313	$—	$81,282

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2006
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(237,958)	$17,748	$(312,652)	$(147,037)	$441,941	$(237,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,410	13,684	—	15,094
Stock compensation expense	—	—	545	—	—	545
Depreciation and amortization	—	—	9,030	39,126	—	48,156
(Gain) loss on sale or disposal of assets	—	—	(267)	8,973	—	8,706
Asset impairment write-down	—	—	70,941	138,307	—	209,248
Accretion of debt discount	1,732	—	—	—		1,732
Equity in net loss of subsidiary	237,171	—	204,770	—	(441,941)	—
Change in estimated fair value of embedded derivatives	(5,373)	—	—	—		(5,373)
(Gain) loss on early extinguishment or restructuring of debt	(10,374)	—	2,965	—	—	(7,409)
Other	—	—	—	(1,110)	—	(1,110)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(8,696)	(943)	(1,468)	(629)	—	(11,736)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	3,978	10,847	—	14,825
(Increase) decrease in prepaid expenses and other current assets	809	—	(239)	8,797	—	9,367
(Increase) decrease in other assets	861	—	937	(625)	—	1,173
(Increase) decrease in intercompany balance	—	(28,191)	136,849	(108,658)	—	—
Increase (decrease) in accounts payable	(1,437)	—	2,418	(19,408)	—	(18,427)
Increase (decrease) in accrued interconnection costs	—	—	137	(18,347)	—	(18,210)
Increase, net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	737	493	831	1,762	—	3,823
Increase (decrease) in accrued interest	(282)	—	38	668	—	424

Net cash provided by (used in) operating activities	(22,810)	(10,893)	120,223	(73,650)	—	12,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(1,790)	(31,226)	—	(33,016)
Cash from disposition of business, net of cash disposed	—	—	—	12,947	—	12,947
Cash used for business acquisitions, net of cash acquired	—	—	—	(227)	—	(227)
Decrease in restricted cash	—	—	775	1,652	—	2,427
Proceeds from (investments in) intercompany balance	20,385	—	(95,221)	—	74,836	—

Net cash provided by (used in) investing activities	20,385	—	(96,236)	(16,854)	74,836	(17,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	20,501	14,790	—	35,291
Deferred financing costs	—	—	(2,850)	—	—	(2,850)
Principal payments on capital leases, vendor financing and other long-term obligations	—	—	(2,507)	(9,400)	—	(11,907)
Proceeds from sale of common stock	4,934	—	—	—	—	4,934
Proceeds from (payments on) intercompany balance	—	10,893	(38,720)	102,663	(74,836)	—

Net cash provided by (used in) financing activities	4,934	10,893	(23,576)	108,053	(74,836)	25,468

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	849	—	849

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,509	—	411	18,398	—	21,318
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255	—	(446)	42,190	—	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,764	$—	$(35)	$60,588	$—	$64,317

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2005
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(149,237)	$21,833	$(142,341)	$(81,013)	$201,521	$(149,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,884	19,638	—	21,522
Depreciation and amortization	—	—	21,940	65,789	—	87,729
Loss on sale or disposal of assets	—	—	3,013	10,367	—	13,380
Equity in net loss of subsidiary	115,706	—	85,815	—	(201,521)	—
Equity investment (gain) loss	—	—	—	249	—	249
Loss on early extinguishment of debt	1,693	—	—	—	—	1,693
Other	—	—	—	(381)	—	(381)
Unrealized foreign currency transaction loss on intercompany and foreign debt	473	521	4,880	191	—	6,065
Changes in assets and liabilities, net of acquisitions:				—
Decrease in accounts receivable	—	—	1,319	17,957	—	19,276
(Increase) decrease in prepaid expenses and other current assets	(383)	—	5,589	(1,129)	—	4,077
(Increase) decrease in other assets	1,171	219	507	(3,496)	—	(1,599)
(Increase) decrease in intercompany balance	—	(22,748)	(5,209)	27,957	—	—
Increase (decrease) in accounts payable	78	—	(13,502)	(20,368)	—	(33,792)
Increase (decrease) in accrued interconnection costs	—	—	273	(12,570)	—	(12,297)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(3,606)	31	394	(4,132)	—	(7,313)
Increase (decrease) in accrued interest	(149)	—	59	—	—	(90)

Net cash provided by (used in) operating activities	(34,254)	(144)	(35,379)	19,059	—	(50,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(4,011)	(45,812)	—	(49,823)
Cash used for business acquisitions, net of cash acquired	—	—	—	(243)	—	(243)
Decrease in restricted cash	—	—	—	5,813	—	5,813
Proceeds from (investments in) intercompany balance	33,286		(39,269)	—	5,983	—

Net cash provided by (used in) investing activities	33,286	—	(43,280)	(40,242)	5,983	(44,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	100,000	12,717	—	112,717
Deferred financing costs	—	—	(3,000)	—	—	(3,000)
Principal payments on capital leases, vendor financing and other long-term obligations	—	—	(875)	(19,394)	—	(20,269)
Proceeds from sale of common stock	256	—	—	—	—	256
Proceeds from (payments on) intercompany balance	—	144	(18,325)	24,164	(5,983)	—

Net cash provided by financing activities	256	144	77,800	17,487	(5,983)	89,704

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(1,402)	—	(1,402)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(712)	—	(859)	(5,098)	—	(6,669)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,967	—	413	47,288	—	49,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,255	$—	$(446)	$42,190	$—	$42,999

21. SUBSEQUENT EVENTS

In the first quarter of 2008, the Company made open market purchases of $0.8 million and $7.0 million principal amount of its October 1999 Senior Notes and its Step Up Convertible Subordinated Debentures, respectively, resulting in a gain on early extinguishment of debt including the write-off of related deferred financing costs.

SCHEDULE II

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s allowance accounts for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2005	$20,032	$21,522	$(24,766)	$16,788
2006	$16,788	$15,094	$(14,586)	$17,296
2007	$17,296	$10,493	$(15,750)	$12,039

	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2005	$235,255	$26,681	$ —	$261,936
2006	$261,936	$75,760	$ —	$337,696
2007	$337,696	$(98,016)	$ —	$239,680

S-1