Form 10-Q
period 2008-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2008-05-12
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2008
Common Stock $0.01 par value	142,632,540

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
NET REVENUE	$226,601	$227,020
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	142,105	144,656
Selling, general and administrative	69,453	68,333
Depreciation and amortization	7,961	6,557
(Gain) loss on sale or disposal of assets	(2,580)	8

Total operating expenses	216,939	219,554

INCOME FROM OPERATIONS	9,662	7,466
INTEREST EXPENSE	(15,193)	(13,434)
ACCRETION ON DEBT DISCOUNT, NET	(30)	(298)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	2,310	(5,959)
INTEREST AND OTHER INCOME	965	1,496
FOREIGN CURRENCY TRANSACTION GAIN	1,707	2,974

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(579)	(7,755)
INCOME TAX EXPENSE	(2,420)	(1,005)

LOSS FROM CONTINUING OPERATIONS	(2,999)	(8,760)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	160
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	5,958

NET LOSS	$(2,999)	$(2,642)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.02)	$(0.08)
Income from discontinued operations	—	0.00
Gain from sale of discontinued operations	—	0.06

Net loss	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	142,633	114,133

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,875	$81,282
Restricted cash	980	362
Accounts receivable (net of allowance for doubtful accounts receivable of $13,695 and $12,039)	114,489	113,588
Prepaid expenses and other current assets	20,417	28,660

Total current assets	191,761	223,892
RESTRICTED CASH	10,332	9,677
PROPERTY AND EQUIPMENT—Net	143,938	144,599
GOODWILL	39,753	40,134
OTHER INTANGIBLE ASSETS—Net	1,227	1,557
OTHER ASSETS	38,586	40,544

TOTAL ASSETS	$425,597	$460,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$65,477	$74,893
Accrued interconnection costs	45,236	44,911
Deferred revenue	15,737	16,513
Accrued expenses and other current liabilities	49,038	54,420
Accrued income taxes	31,342	30,791
Accrued interest	10,620	12,460
Current portion of long-term obligations	10,673	11,228

Total current liabilities	228,123	245,216
LONG-TERM OBLIGATIONS (net of premium of $4,021 and $2,528)	648,928	662,675
OTHER LIABILITIES	50	52

Total liabilities	877,101	907,943

COMMITMENTS AND CONTINGENCIES (See Note 5.)
STOCKHOLDERS’ DEFICIT:
Preferred stock: Not Designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—300,000,000 shares authorized; 142,632,540 shares issued and outstanding	1,426	1,426
Additional paid-in capital	718,757	718,695
Accumulated deficit	(1,077,777)	(1,074,778)
Accumulated other comprehensive loss	(93,910)	(92,883)

Total stockholders’ deficit	(451,504)	(447,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$425,597	$460,403

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,999)	$(2,642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	2,828	2,892
Stock compensation expense	62	58
Depreciation and amortization	7,961	6,578
Gain on sale or disposal of assets	(2,580)	(5,950)
Accretion of debt discount	30	298
Deferred income taxes	450	—
(Gain) loss on early extinguishment or restructuring of debt	(2,310)	5,959
Unrealized foreign currency transaction gain on intercompany and foreign debt	(1,501)	(3,564)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(1,818)	5,443
(Increase) decrease in prepaid expenses and other current assets	9,777	(2,605)
(Increase) decrease in other assets	342	(1,181)
Decrease in accounts payable	(10,458)	(5,596)
Decrease in accrued interconnection costs	(314)	(2,780)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(5,996)	2,028
Increase (decrease) in accrued income taxes	502	(154)
Decrease in accrued interest	(1,504)	(5,604)

Net cash used in operating activities	(7,528)	(6,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,858)	(6,391)
Sale of property and equipment	800	—
Cash from disposition of business, net of cash disposed	1,765	5,527
(Increase) decrease in restricted cash	(888)	42

Net cash used in investing activities	(5,181)	(822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—
Proceeds from issuance of long-term obligations	—	109,275
Deferred financing costs	—	(6,570)
Principal payments on long-term obligations	(1,536)	(55,594)

Net cash provided by (used in) financing activities	(12,753)	47,111

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	55	93

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,407)	39,562
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	81,282	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,875	$103,879

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$16,051	$18,500
Cash paid for taxes	$295	$1,302
Non-cash investing and financing activities:
Capital lease additions	$35	$385
Business disposition proceeds in note receivable	$—	$641

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
NET LOSS	$(2,999)	$(2,642)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(1,027)	(1,449)

COMPREHENSIVE LOSS	$(4,026)	$(4,091)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The results for the three months ended March 31, 2007 reflect the activities of certain operations as discontinued operations (see Note 10—“Discontinued Operations”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity Outlook—As of March 31, 2008, the Company has $55.9 million of cash and cash equivalents. The Company believes that its existing cash and cash equivalents, will be sufficient to fund its debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for its operations for at least the next twelve months. The Company will continue to have significant debt service obligations on a mid-term and a long-term basis, as disclosed in Note 4. After recent debt buybacks, the Company has $19.5 million principal amount of 12 3/4% Senior Notes and $8.6 million principal amount of Step Up Convertible Subordinated Debentures coming due in the second half of 2009. The Company’s strategies related to meeting our 2009 obligations and other cash needs are to strengthen the balance sheet opportunistically through potential de-levering transactions and equity capital infusions; to improve the non-sales and marketing cost structure and maintain an aggressive cost management program; to focus on improving sales productivity and margin enhancements by leveraging the network assets and increasing the revenue mix in favor of higher margin growth services; and opportunistically to sell non-strategic assets and businesses and use the proceeds either to accelerate growth of high-margin products or to reduce debt. Although the Company believes that it will have sufficient liquidity to fund its obligations for the next 12 months, there can be no assurance that the Company will be successful in implementing its longer term strategies or obtain new capital at acceptable terms.

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. The Company owns 90% of the common stock of Matrix Internet, S.A. (“Matrix”). In March 2008, the Company sold its minority equity interest in Bekkoame Internet, Inc. (“Bekko”). The Company used the equity method of accounting for its investment in Bekko.

Presentation of sales taxes collected—The Company reports any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer (including sales, use, value-added and some excise taxes) on a net basis (excluded from revenues).

Stock-Based Compensation—The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future. The Company also had an Employee Stock Purchase Plan, which was suspended on July 27, 2006, and which allowed employees to elect to purchase stock at 85% of fair market value (determined monthly) and was considered compensatory under SFAS No. 123(R).

The Company recorded $62 thousand and $58 thousand stock-based compensation expenses for the three months ended March 31, 2008 and 2007, respectively, under guidance in SFAS No. 123(R).

The weighted average fair value at date of grant for options granted during the three months ended March 31, 2008 was $0.11 per option. No options were granted during the three months ended March 31, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

For the Three Months Ended March 31, 2008
Expected dividend yield	0%
Expected stock price volatility	96%
Risk-free interest rate	2.2%
Expected option term	4 years

As of March 31, 2008, the Company had 1.6 million unvested awards outstanding of which $0.3 million of compensation expense will be recognized over the weighted average remaining vesting period of 2.08 years.

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

Newly Adopted Accounting Principle

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for all financial instruments accounted for at fair value on a recurring basis. The Company does not have any non-financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

The valuation techniques required by SFAS No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Significant inputs to the valuation model are unobservable.

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

		Fair Value as of March 31, 2008, using:
	March 31, 2008	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$18,947	$18,947	—	—
Derivative	136	—	$136	—

Total	$19,083	$18,947	$136	—

New Accounting Pronouncements

In March 2008, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging” with the intent to provide users of financial statements with an enhanced understanding of the use of derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective for financial statements issued for fiscal years after July 1, 2009. The Company anticipates that the adoption of this standard will not have a material impact on its results of operations, financial position and cash flows.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of March 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$4,077	$(3,027)	$1,050	$4,074	$(2,688)	$1,386
Other	1,834	(1,657)	177	1,678	(1,507)	171

Total	$5,911	$(4,684)	$1,227	$5,752	$(4,195)	$1,557

Amortization expense for customer lists and other intangible assets for the three months ended March 31, 2008 and 2007 was $0.5 million. The Company expects amortization expense for customer lists and other intangible assets for the remainder of 2008 and the year ended December 31, 2009 to be approximately $1.1 million and $0.1 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of March 31, 2008	As of December 31, 2007
Goodwill	$39,753	$40,134

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows (in thousands):

	United States	Canada	Asia-Pacific	Total
Balance as of January 1, 2008	$208	$27,287	$12,639	$40,134
Effect of change in foreign currency exchange rates	4	(1,099)	714	(381)

Balance as of March 31, 2008	$212	$26,188	$13,353	$39,753

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Obligations under capital leases	$6,895	$7,171
Leased fiber capacity	4,457	4,990
Senior secured term loan facility	97,000	97,250
Financing facility	35,000	35,000
Senior notes	254,495	255,270
Senior secured notes	113,603	113,947
Exchangeable senior notes	63,363	63,363
Convertible senior notes	76,287	76,196
Step up convertible subordinated debentures	8,233	20,326
Other	268	390

Subtotal	659,601	673,903
Less: Current portion of long-term obligations	(10,673)	(11,228)

Total long-term obligations	$648,928	$662,675

Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other	Senior Notes	Convertible and Exchangeable Senior Notes (2)	Step Up Convertible Subordinated Debentures	Senior Secured Notes	Total
2008 (as of March 31, 2008)	$5,907	$7,614	$2,467	$11,886	$4,265	$346	$15,420	$47,905
2009	3,370	10,070	3,188	40,781	5,713	9,332	15,420	87,874
2010	3,162	9,975	3,170	18,800	137,878	—	15,420	188,405
2011	44	94,250	3,170	18,800	—	—	115,920	232,184
2012	15	—	35,777	18,800	—	—	—	54,592
Thereafter	—	—	62	263,200	—	—	—	263,262

Total Minimum Principal & Interest Payments	12,498	121,909	47,834	372,267	147,856	9,678	162,180	874,222
Less: Amount Representing Interest	(1,146)	(24,909)	(12,566)	(117,772)	(14,282)	(1,037)	(53,970)	(225,682)

Face Value of Long-Term Obligations	11,352	97,000	35,268	254,495	133,574	8,641	108,210	648,540
Amount Representing Premium (Discount)	—	—	—	—	(964)	(408)	5,393	4,021
Add: Exchangeable Senior Notes Interest Treated as Long-Term Obligations	—	—	—	—	7,040	—	—	7,040

Book Value of Long Term Obligations	$11,352	$97,000	$35,268	$254,495	$139,650	$8,233	$113,603	$659,601

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 9.5%, which is the interest rate at March 31, 2008.

(2)	For preparation of this table, we have shown separately the cash interest payments of PTHI’s (as defined below) 5% Exchangeable Senior Notes as a portion of long-term obligations (see “Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2008, 2009 and 2010 is $2.8 million, $2.8 million and $1.4 million, respectively.

The indentures governing the senior notes, senior secured notes, senior secured term loan facility, convertible senior notes, and step up convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company. The Company was in compliance with the above covenants at March 31, 2008.

Senior Secured Term Loan Facility

In February 2005, a direct wholly-owned subsidiary of the Company, PTHI, entered into a six-year, $100 million senior secured term loan facility (the “Facility”). Each borrowing made under the Facility may be, at the election of PTHI at the time of the borrowing, a London Inter-Bank Offered Rate (LIBOR) loan (which will bear interest at a rate equal to LIBOR + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.0%). The Facility contains no financial maintenance covenants. The Company borrowed $100 million under this Facility in February 2005.

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

In February 2007, the Company received unanimous consent to an amendment of its existing $100 million Facility. This amendment enables IHC, a wholly-owned indirect subsidiary of the Company, to issue and have outstanding up to $200 million of existing authorized indebtedness in the form of newly authorized secured notes with a second lien security position (“14 1/4% Senior Secured Notes”). The amendment allowed for an increase of  1/4% to the interest rate of the Facility and adjusted the early call features.

The effective interest rate for the Facility at March 31, 2008 was 9.5%.

Financing Facility

In March 2007, the Company entered into a Senior Secured Credit Agreement (“Credit Agreement”) with a financial institution, to refinance an existing Canadian credit facility. The Credit Agreement provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matures in 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Credit Agreement is secured by the assets of the Company’s Canadian operations and certain guarantees. In October 2007, the Company entered into a cross-currency principal and interest rate swap agreement, a portion of which was required by the Credit Agreement, which fixed the interest rate at 9.21% starting from October 31, 2007. At March 31, 2008, the Company had an outstanding liability of $35.0 million.

Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures

In February 2007, subsequent to the effectiveness of the amendment of the Facility, IHC issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes, in exchange for $40.7 million principal amount of the Company’s outstanding October 1999 Senior Notes and $23.6 million in cash. This exchange has been accounted for as a modification of debt with a portion deemed to be a troubled debt restructuring. In March 2007, IHC also issued for cash in private transactions an additional $51.0 million principal amount of 14 1/4% Senior Secured Notes with a $0.3 million discount. Net cash proceeds from the 14 1/4% Senior Secured Notes issuance, after giving effect to expenses, discounts and fees related to all of the foregoing transactions (including the amendment of the Facility) is $69.2 million. The Company recorded $5.1 million in costs associated with the issuance of the 14 1/4% Senior Secured Notes, which have been recorded as a loss on restructuring of debt. The 14 1/4% Senior Secured Notes will mature on May 20, 2011 with early redemption at a premium to par at IHC’s option at any time after February 2008. During specified periods, IHC may redeem at par up to 35% of the aggregate principal amount of the 14 1/4% Senior Secured Notes with the net cash proceeds of certain equity offerings of the Company. Accrued interest will be paid each May 31st and November 30th, beginning May 31st, 2007. The effective interest rate for the 14 1/4% Senior Secured Notes at March 31, 2008 was 12.4% (see Note 12—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information.”)

In the second quarter 2006, the Company completed the exchange of $54.8 million principal amount of the Company’s 3 3/4% convertible senior notes due 2010 (“2003 Convertible Senior Notes”) and $20.5 million in cash for $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes. This exchange was deemed a troubled debt restructuring, and accordingly, has been accounted for as a modification of debt, with total future cash payments of $67.6 million being recorded in long-term obligations. The Company recognized a gain on restructuring of debt of $4.8 million in connection with this exchange, including the expensing of $2.9 million of financing costs. The 5% Exchangeable Senior Notes mature on June 30, 2010, as a result of the Company increasing its equity (through designated transactions) in the aggregate of $25 million during June and July 2007. Interest on the 5% Exchangeable Senior Notes is paid at the rate of 5% per annum on each June 30 and December 30, beginning on December 30, 2006. Under certain circumstances, the Company may elect to make interest payments in shares of common stock, although the holders of the 5% Exchangeable Senior Notes were entitled to receive the first two semi-annual interest payments wholly in cash. The 5% Exchangeable Senior Notes are exchangeable, in the aggregate, into 46,935,833 shares of the Company’s common stock at a conversion price of $1.20 per share of common stock, subject to adjustment. If the closing bid price of the Company’s common stock, for at least 20 trading days in any consecutive 30 trading-day period, exceeds 150% of the conversion price then in effect, the Company may elect to exchange the senior notes for shares of the Company’s common stock at the conversion price, subject to certain conditions, including that no more than 50% of the 5% Exchangeable Senior Notes may be exchanged by the Company within any 30-day period. As of March 31, 2008, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may require the Company to repurchase the 5% Exchangeable Senior Notes at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The 5% Exchangeable Senior Notes are guaranteed by PTGI (see Note 12—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

In the first quarter 2006, the Company completed the exchange of $27.4 million principal amount of the Company’s 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) for $27.5 million principal amount of the Company’s step up convertible subordinated debentures due August 2009 (“Step Up Convertible Subordinated Debentures”) through two transactions. The Company recognized a gain on early extinguishment of debt of $1.5 million in connection with this exchange. The Step Up Convertible Subordinated Debentures will mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The Step Up Convertible Subordinated Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009. The Indenture permits the Company, at its sole option, to require conversion if the Company’s stock trades at 150% of the conversion price for at least 20 days within a 30 day period, subject to certain conditions, including that no more than 25% of the notes may be exchanged within any 30 day trading period. As of March 31, 2008, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. During the quarter ended June 30, 2007, the Company exchanged 6,000,000 shares of the Company’s common stock for the extinguishment of $5.0 million in principal amount of these convertible subordinated debentures. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt,” the Company recognized an induced conversion expense of $1.6 million and $0.7 million write-off of debt discount and deferred financing costs in connection with this conversion. During the first quarter of 2008, the Company made open market purchases of $13.8 million principal amount of its Step Up Convertible Subordinated Debentures, resulting in a $2.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs. The outstanding Step Up Convertible Subordinated Debentures are convertible in the aggregate into 7,279,697 shares of the Company’s common stock.

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

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 2003 Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company is accreting the difference between the face values of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes. At March 31, 2008, the carrying value of the Step Up Convertible Subordinated Debentures (face value of $8.6 million) was $8.2 million, and the carrying value of the 2003 Convertible Senior Notes (face value of $77.3 million) was $76.3 million. The effective interest rate of the Step Up Convertible Subordinated Debentures and the 2003 Convertible Senior Notes at March 31, 2008 was 11.1% and 5.4%, respectively.

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% senior notes due 2014 (“2004 Senior Notes”) with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 2004 Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at March 31, 2008 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. The 2004 Senior Notes are guaranteed by PTGI (see Note 12—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”). During the year ended December 31, 2004, the Company reduced $5.0 million principal balance of the 2004 Senior Notes through open market purchases.

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

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of 12.75% senior notes due 2009 (the “October 1999 Senior Notes”). The October 1999 Senior Notes are due October 15,

2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004 and with an early redemption at par at the Company’s option at any time after October 15, 2007. During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the October 1999 Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the October 1999 Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million principal amount of these senior notes. During the quarter ended March 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million principal amount of these senior notes. During the first quarter 2007, the Company restructured $40.7 million principal amount of the October 1999 Senior Notes; the Company entered into a supplemental indenture, amending the terms to eliminate certain covenants. See prior disclosure regarding the 14  1/4% Senior Secured Notes within this footnote. During the remainder of 2007, the Company retired $10.5 million principal amount of the October 1999 Senior Notes through open market purchases. In the first quarter of 2008, the Company made open market purchases of $0.8 million principal amount of its October 1999 Senior Notes, resulting in a $0.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

Leased Fiber Capacity

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance in three equal monthly principal payments in the first quarter 2007. In February 2007, the Company again renegotiated the payment terms of its $8.1 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. The interest rate remains 10.2%, and the interest payments continue monthly. At March 31, 2008 and December 31, 2007, the Company had a liability recorded in the amount of $4.5 million (4.9 million AUD) and $5.0 million (5.7 million AUD), respectively.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement for network equipment. Payments are made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.3%. At March 31, 2008 and December 31, 2007, the Company had a liability recorded under this agreement in the amount $4.7 million (5.1 million AUD) and $4.7 million (5.4 million AUD), respectively.

5. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of March 31, 2008 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2008 (as of March 31, 2008)	$5,907	$12,598	$11,940
2009	3,370	7,490	13,089
2010	3,162	3,266	10,018
2011	44	2,534	7,288
2012	15	1,567	5,692
Thereafter	—	—	12,174

Total minimum lease payments	12,498	27,455	60,201
Less: Amount representing interest	(1,146)	—	—

	$11,352	$27,455	$60,201

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $8.8 million and $32 thousand for the three months ended March 31, 2008 and 2007, respectively.

Rent expense under operating leases was $4.4 million and $3.5 million for the three months ended March 31, 2008 and 2007, respectively.

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

A summary of stock option activity during the three months ended March 31 is as follows:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—Beginning of quarter	7,368,262	$2.09	7,919,267	$2.15
Granted	910,000	$0.36	—	$—
Exercised	—	$—	—	$—
Forfeitures	(131,941)	$2.26	(148,455)	$1.81

Outstanding—end of quarter	8,146,321	$1.89	7,770,812	$2.16

Eligible for exercise—end of quarter	6,597,400	$2.21	6,600,016	$2.39

The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$0.36 to $0.65	1,139,834	9.13	$0.41	$—	149,167	5.38	$0.61	$—
$0.73 to $0.88	729,333	7.43	$0.79	$—	510,997	7.21	$0.78	$—
$0.90	762,656	3.27	$0.90	$—	762,656	3.27	$0.90	$—
$0.92	858,496	7.61	$0.92	$—	578,578	7.61	$0.92	$—
$0.93 to $0.99	110,000	4.88	$0.98	$—	50,000	5.68	$0.97	$—
$1.33 to $1.61	19,500	5.56	$1.47	$—	19,500	5.56	$1.47	$—
$1.65	1,498,523	4.72	$1.65	$—	1,498,523	4.72	$1.65	$—
$1.80 to $2.38	1,723,879	4.75	$1.98	$—	1,723,879	4.75	$1.98	$—
$3.03 to $6.30	1,278,500	6.13	$4.99	$—	1,278,500	6.13	$4.99	$—
$12.31 to $17.44	17,300	1.30	$15.00	$—	17,300	1.30	$15.00	$—
$31.94	8,300	1.84	$31.94	$—	8,300	1.84	$31.94	$—

	8,146,321	5.97	$1.89	$—	6,597,400	5.29	$2.21	$—

The number of unvested options expected to vest is 0.7 million shares, with a weighted average remaining life of 8.9 years, a weighted average exercise price of $0.53, and an intrinsic value of $0.

In 2007, 100,000 restricted stock units were granted, which is the only grant to date. None have vested as their vesting schedule is to vest 100% three years from grant date. The fair market value of the stock units at the grant date was $0.40 per share. In the first quarter of 2008, the Company recognized $3 thousand expense related to this grant.

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for three months ended March 31, 2008 and 2007. As of March 31, 2008, 54,000 shares have been issued and none are considered restricted.

7. GAIN OR LOSS ON EARLY EXTINGUISHMENT OF DEBT

In the first quarter 2008, the Company made open market purchases of $0.8 million of its October 1999 Senior Notes, resulting in a $0.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

In the first quarter 2008, the Company made open market purchases of $13.8 million principal amount of its Step Up Convertible Subordinated Debentures, resulting in a $2.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs, discount and effective interest.

8. INCOME TAXES

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2000, 2002-2007
Australia	2002-2007
Canada	2000-2007
United Kingdom	2002-2007
Netherlands	2002-2007

The Company is undergoing examination in Canada for the years 2000, 2001, and 2002 with expected completion during the second quarter 2008. The Company is undergoing an examination in the Netherlands for the years 2002, 2003, 2004, and 2005. The Company is also currently under examination in other foreign tax jurisdictions, none of which are individually material.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements as a result of the adoption of FIN No. 48, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

On an ongoing basis, the Company monitors activity in its 5% shareholder base for substantial changes in ownership as defined under Internal Revenue Code Section 382 (“Section 382”). In 2007 and the rest of the testing periods under Section 382, the Company has had significant activity in this shareholder base, but upon review of the 13G filings and other available data the Company believes that an ownership change did not occur during 2007 or during the three months ended March 31, 2008. If a change is to occur, the resulting Section 382 limitation would place severe limits on the Company’s ability to utilize the United States net operating losses.

9. OPERATING SEGMENT AND RELATED INFORMATION

The Company has five reportable operating segments based on management's organization of the enterprise into geographic areas—United States, Canada, Europe and Asia-Pacific, with the wholesale business within each region managed as a separate global segment. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Operations and assets of the United States segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes. The wholesale business’ assets are indistinguishable from the respective geographic segments. Therefore, any reporting related to the wholesale business for assets, capital expenditures or other balance sheet items is impractical.

Summary information with respect to the Company's segments is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net Revenue by Geographic Region
United States
United States	$42,659	$45,868
Other	2,157	1,145

Total United States	44,816	47,013

Canada
Canada	68,449	62,784

Total Canada	68,449	62,784

Europe
United Kingdom	17,377	24,873
Germany	5,430	5,933
Netherlands	490	605
Other	15,213	14,518

Total Europe	38,510	45,929

Asia-Pacific
Australia	74,075	70,201
Other	751	1,093

Total Asia-Pacific	74,826	71,294

Total net revenue	$226,601	$227,020

Net Revenue by Segment
United States	$25,290	$27,393
Canada	68,449	62,659
Europe	16,286	21,059
Asia-Pacific	74,721	70,922
Wholesale	41,855	44,987

Total	$226,601	$227,020

	Three months ended March 31,
	2008	2007
Provision for Doubtful Accounts Receivable
United States	$804	$604
Canada	346	756
Europe	199	(95)
Asia-Pacific	1,268	1,404
Wholesale	211	223

Total	$2,828	$2,892

Income (Loss) from Operations
United States	$502	$(3,345)
Canada	11,525	8,763
Europe	(1,554)	(1,122)
Asia-Pacific	(43)	3,771
Wholesale	(768)	(601)

Total	$9,662	$7,466

Capital Expenditures
United States	$360	$284
Canada	2,142	4,308
Europe	467	283
Asia-Pacific	3,889	1,516

Total	$6,858	$6,391

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	March 31, 2008	December 31, 2007
Property and Equipment—Net
United States
United States	$17,573	$18,430
Other	615	597

Total United States	18,188	19,027
Canada
Canada	52,430	54,787

Total Canada	52,430	54,787

Europe
United Kingdom	8,532	8,718
Germany	706	700
Other	1,071	970

Total Europe	10,309	10,388

Asia-Pacific
Australia	62,853	60,233
Other	158	164

Total Asia-Pacific	63,011	60,397

Total	$143,938	$144,599

	March 31, 2008	December 31, 2007
Assets
United States
United States	$55,493	$71,782
Other	5,014	5,429

Total United States	60,507	77,211

Canada
Canada	149,653	166,817

Total Canada	149,653	166,817

Europe
United Kingdom	22,286	21,434
Germany	6,113	5,803
Other	53,479	52,428

Total Europe	81,878	79,665

Asia-Pacific
Australia	129,543	132,948
Other	4,016	3,762

Total Asia-Pacific	133,559	136,710

Total	$425,597	$460,403

The Company offers three main products—voice, data/Internet and VOIP in all of our segments. Net revenue information with respect to the Company's products is as follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Voice	$144,247	$153,735
Data/Internet	47,415	43,279
VOIP	34,939	30,006

Total	$226,601	$227,020

10. DISCONTINUED OPERATIONS

In August 2007, the Company sold its 51% interest in its German telephone installation system subsidiaries. The sale price was $0.8 million (0.6 million Euros), which included $0.5 million (0.4 million Euros) in cash and $0.3 million (0.2 million Euros) for payment of outstanding intercompany debt. For the intercompany debt payment, the Company received $0.1 million (0.1 million Euros) in cash at closing. The balance owing is represented by a note receivable and will be paid in fifteen equal monthly installment payments. As a result, the Company recorded a $0.2 million gain from sale of assets. Net assets held for sale were $0.6 million at the closing date.

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

As a result of these events, the Company’s consolidated financial statements reflect the discontinued German subsidiary and Planet Domain operations as discontinued operations for the three months ended

March 31, 2007. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of the discontinued German subsidiary and Planet Domain operations for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

For the Three Month Ended March 31, 2007
Net revenue	$1,536
Operating expenses	1,374

Income from operations	162
Interest expense	(4)
Interest income and other income	2

Income from discontinued operations	$160

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

The Company had no dilutive common share equivalents during the three months ended March 31, 2008. The following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share for the three months ended March 31, 2008 due to their antidilutive effects:

•	8.1 million shares issuable under the Company’s stock option compensation plans,

•	46.9 million shares issuable upon conversion of the 5% Exchangeable Senior Notes,

•	7.3 million shares issuable upon the conversion of the Step Up Convertible Subordinated Debentures, and

•	8.3 million shares issuable upon conversion of the 2003 Convertible Senior Notes.

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

12. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Subsequent to the issuance of the 2007 consolidated financial statements, the Company determined that its 2007 disclosures of consolidating financial information incorrectly excluded the intercompany interest and related accrued intercompany receivables and payables that resulted from three intercompany loans between Primus Telecommunications IHC, Inc. (IHC), Primus Telecommunications Group, Incorporated (PTGI) and Primus Telecommunications Holding, Inc. (PTHI). The effects of this correction on the 2007 consolidating condensed financial statements are shown in the table below. The consolidating condensed statements of operations and statements of cash flows for the three months ended March 31, 2007, and the consolidating condensed balance sheets at December 31, 2007 contained herein have been restated to include the effects of the adjustments shown in the tables below as increases (decreases) in the effected line items to correctly reflect intercompany interest charged by IHC to PTGI and PTHI on intercompany notes issued in 2007. The effects of this correction on the consolidating condensed statements of operations and cash flows for the year ended December 31, 2007 and the quarters ended June 30, 2007 and September 30, 2007 will be presented in future filings.

	PTGI	PTHI	Other	PTGI	PTHI	Other
	For the three months ended March 31, 2007			For the year ended December 31, 2007
Statements of Operations:
Intercompany interest	$(444)	$(261)	$705	$(4,037)	$(7,881)	$11,918
Equity in net income (loss) of subsidiaries	$444	$705	$—	$4,037	$11,918	$—
Net income	$—	$444	$705	$—	$4,037	$11,918

Statements of Cash Flows:
Net cash used in operating activities	$(444)	$(261)	$705	$(4,037)	$(7,881)	$11,918
Net cash provided by investing activities	444	261	—	4,037	7,881	—
Net cash provided by (used in) financing activities	—	—	(705)	—	—	(11,918)

Net change in cash and cash equivalents	$—	$—	$—	$—	$—	$—

				December 31, 2007
Balance sheets:
Investment in subsidiaries				$4,037	$11,918	$—
Intercompany payable				$4,037	$7,881	$(11,918)
Total stockholders’ equity (deficit)				$—	$4,037	$11,918

	PTGI	IHC	Guarantor Subsidiaries	PTGI	IHC	Guarantor Subsidiaries
	For the three months ended March 31, 2007			For the year ended December 31, 2007
Statements of Operations:
Intercompany interest	$(444)	$705	$(261)	$(4,037)	$11,918	$(7,881)
Equity in net income (loss) of subsidiaries	$444	$—	$705	$4,037	$—	$11,918
Net income	$—	$705	$444	$—	$11,918	$4,037

Statements of Cash Flows:
Net cash used in operating activities	$(444)	$705	$(261)	$(4,037)	$11,918	$(7,881)
Net cash provided by investing activities	444	—	261	4,037	—	7,881
Net cash provided by (used in) financing activities	—	(705)	—	—	(11,918)	—

Net change in cash and cash equivalents	$—	$—	$—	$—	$—	$—

				December 31, 2007
Balance sheets:
Intercompany receivable				$—	$11,918	$—
Investment in subsidiaries				$4,037	$—	$11,918
Intercompany payable				$4,037	$—	$7,881
Total stockholders’ equity (deficit)				$—	$11,918	$4,037

In each consolidating presentation, the above described changes are completely offset by corresponding increases in the elimination entries. Accordingly, these changes have no effect on the Company’s consolidated financial statements.

The consolidating condensed statement of cash flows for the quarter ended March 31, 2007 has been restated to correct the presentation of transactions that are settled, on a net basis, through the Company’s intercompany payables and receivables between PTGI (parent) and its subsidiaries and between PTHI and its subsidiaries. The Company had previously presented all such transactions as operating activities. Certain of these transactions should have been presented as investing and financing activities. Accordingly, the previous presentation of the statements of cash flows for the quarter ended March 31, 2007 as contained in this Note have been corrected to add the lines entitled Proceeds from intercompany balance to cash flows from investing activities and Proceeds from (payments on) intercompany balance to cash flows from financing activities. In each consolidating presentation, the above described changes are completely offset by corresponding increases in the elimination entries. Accordingly, these changes have no effect on the Company’s consolidated financial statements.

Consolidating Financial Statements for PTHI Debt Issuances

PTHI’s 2004 Senior Notes and 5% Exchangeable Senior Notes are fully and unconditionally guaranteed by PTGI on a senior basis as of March 31, 2008. PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of March 31, 2008 and 2007 are included for (a) PTGI on a stand-alone basis; (b) PTHI on a stand-alone basis; (c) PTGI’s indirect non-guarantor subsidiaries on a combined basis; and (d) PTGI on a consolidated basis.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended March 31, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$226,601	$—	$226,601
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	142,105	—	142,105
Selling, general and administrative	1,272	1,728	66,453	—	69,453
Depreciation and amortization	—	—	7,961	—	7,961
Loss on sale or disposal of assets	—	—	(2,580)	—	(2,580)

Total operating expenses	1,272	1,728	213,939	—	216,939

INCOME (LOSS) FROM OPERATIONS	(1,272)	(1,728)	12,662	—	9,662
INTEREST EXPENSE	(1,917)	(7,910)	(5,366)	—	(15,193)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(375)	—	345	—	(30)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	2,209	—	101	—	2,310
INTEREST AND OTHER INCOME	10	—	955	—	965
FOREIGN CURRENCY TRANSACTION GAIN	1,296	369	42	—	1,707
INTERCOMPANY INTEREST	(347)	(3,393)	3,740	—	—
MANAGEMENT FEE	—	1,943	(1,943)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(396)	(10,719)	10,536	—	(579)
INCOME TAX EXPENSE	(84)	(471)	(1,865)	—	(2,420)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(480)	(11,190)	8,671	—	(2,999)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(2,519)	8,671	—	(6,152)	—

NET INCOME (LOSS)	$(2,999)	$(2,519)	$8,671	$(6,152)	$(2,999)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended March 31, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$227,020	$—	$227,020
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	144,656	—	144,656
Selling, general and administrative	1,256	3,717	63,360	—	68,333
Depreciation and amortization	—	—	6,557	—	6,557
Loss on sale or disposal of assets	—	—	8	—	8

Total operating expenses	1,256	3,717	214,581	—	219,554

GAIN (LOSS) FROM OPERATIONS	(1,256)	(3,717)	12,439	—	7,466
INTEREST EXPENSE	(3,397)	(7,812)	(2,225)	—	(13,434)
ACCRETION ON DEBT DISCOUNT	(400)	—	102	—	(298)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	—	(5,959)	—	(5,959)
INTEREST AND OTHER INCOME	286	—	1,210	—	1,496
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	5,951	(2,422)	(555)	—	2,974
INTERCOMPANY INTEREST	452	(261)	(191)	—	—
MANAGEMENT FEE	—	2,013	(2,013)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	1,636	(12,199)	2,808	—	(7,755)
INCOME TAX EXPENSE	75	—	(1,080)	—	(1,005)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	1,711	(12,199)	1,728	—	(8,760)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(4,353)	7,846	—	(3,493)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,642)	(4,353)	1,728	(3,493)	(8,760)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	160	—	160
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	5,958	—	5,958

NET INCOME (LOSS)	$(2,642)	$(4,353)	$7,846	$(3,493)	$(2,642)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	March 31, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,870	$(29)	$54,034	$—	$55,875
Restricted cash	—	—	980	—	980
Accounts receivable	—	—	114,489	—	114,489
Prepaid expenses and other current assets	215	4	20,198	—	20,417

Total current assets	2,085	(25)	189,701	—	191,761
INTERCOMPANY RECEIVABLES	96,229	1,074,978	—	(1,171,207)	—
INVESTMENTS IN SUBSIDIARIES	1,858	(642,504)	—	640,646	—
RESTRICTED CASH	—	—	10,332	—	10,332
PROPERTY AND EQUIPMENT—Net	—	—	143,938	—	143,938
GOODWILL	—	—	39,753	—	39,753
OTHER INTANGIBLE ASSETS—Net	—	—	1,227	—	1,227
OTHER ASSETS	2,110	6,354	30,122	—	38,586

TOTAL ASSETS	$102,282	$438,803	$415,073	$(530,561)	$425,597

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$833	$30	64,614	$—	$65,477
Accrued interconnection costs	—	—	45,236	—	45,236
Deferred revenue	—	—	15,737	—	15,737
Accrued expenses and other current liabilities	(150)	440	48,748	—	49,038
Accrued income taxes	398	1,523	29,421	—	31,342
Accrued interest	1,370	3,994	5,256	—	10,620
Current portion of long-term obligations	—	3,816	6,857	—	10,673

Total current liabilities	2,451	9,803	215,869	—	228,123
INTERCOMPANY PAYABLES	447,320	35,595	688,292	(1,171,207)	—
LONG-TERM OBLIGATIONS (net of premium of $4,021)	104,015	391,547	153,366	—	648,928
OTHER LIABILITIES	—	—	50	—	50

Total liabilities	553,786	436,945	1,057,577	(1,171,207)	877,101

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,426	—	—	—	1,426
Additional paid-in capital	718,757	1,161,930	305,844	(1,467,774)	718,757
Accumulated deficit	(1,077,777)	(1,066,962)	(863,943)	1,930,905	(1,077,777)
Accumulated other comprehensive loss	(93,910)	(93,110)	(84,405)	177,515	(93,910)

Total stockholders’ equity (deficit)	(451,504)	1,858	(642,504)	640,646	(451,504)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$102,282	$438,803	$415,073	$(530,561)	$425,597

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,299	$(35)	$80,018	$—	$81,282
Restricted cash	—	—	362	—	362
Accounts receivable	—	—	113,588	—	113,588
Prepaid expenses and other current assets	308	—	28,352	—	28,660

Total current assets	1,607	(35)	222,320	—	223,892
INTERCOMPANY RECEIVABLES	88,536	1,089,076	—	(1,177,612)	—
INVESTMENTS IN SUBSIDIARIES	5,404	(650,148)	—	644,744	—
RESTRICTED CASH	—	—	9,677	—	9,677
PROPERTY AND EQUIPMENT—Net	—	—	144,599	—	144,599
GOODWILL	—	—	40,134	—	40,134
OTHER INTANGIBLE ASSETS—Net	—	—	1,557	—	1,557
OTHER ASSETS	2,389	7,095	31,060	—	40,544

TOTAL ASSETS	$97,936	$445,988	$449,347	$(532,868)	$460,403

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$805	$407	73,681	$—	$74,893
Accrued interconnection costs	—	—	44,911	—	44,911
Deferred revenue	—	—	16,513	—	16,513
Accrued expenses and other current liabilities	207	1,225	52,988	—	54,420
Accrued income taxes	306	1,522	28,963	—	30,791
Accrued interest	2,388	8,701	1,371	—	12,460
Current portion of long-term obligations	—	3,816	7,412	—	11,228

Total current liabilities	3,706	15,671	225,839	—	245,216
INTERCOMPANY PAYABLES	424,978	33,116	719,518	(1,177,612)	—
LONG-TERM OBLIGATIONS (net of premium of $2,528)	116,792	391,797	154,086	—	662,675
OTHER LIABILITIES	—	—	52	—	52

Total liabilities	545,476	440,584	1,099,495	(1,177,612)	907,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,426	—	—	—	1,426
Additional paid-in capital	718,695	1,161,930	305,844	(1,467,774)	718,695
Accumulated deficit	(1,074,778)	(1,064,443)	(872,614)	1,937,057	(1,074,778)
Accumulated other comprehensive loss	(92,883)	(92,083)	(83,378)	175,461	(92,883)

Total stockholders’ equity (deficit)	(447,540)	5,404	(650,148)	644,744	(447,540)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$97,936	$445,988	$449,347	$(532,868)	$460,403

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Three Months Ended March 31, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,999)	$(2,519)	$8,671	$(6,152)	$(2,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	2,828	—	2,828
Stock compensation expense	—	62	—	—	62
Depreciation and amortization	—	—	7,961	—	7,961
Gain on sale or disposal of assets	—	—	(2,580)	—	(2,580)
Accretion of debt (premium) discount	375	—	(345)	—	30
Equity in net (income) loss of subsidiary	2,519	(8,671)	—	6,152	—
Deferred income taxes	—	450	—	—	450
Gain on early extinguishment or restructuring of debt	(2,209)	—	(101)	—	(2,310)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(1,304)	(349)	152	—	(1,501)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	—	(1,818)	—	(1,818)
(Increase) decrease in prepaid expenses and other current assets	92	(4)	9,689	—	9,777
(Increase) decrease in other assets	215	291	(164)	—	342
Increase (decrease) in accounts payable	28	(378)	(10,108)	—	(10,458)
Decrease in accrued interconnection costs	—	—	(314)	—	(314)
Decrease, net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	(357)	(792)	(4,847)	—	(5,996)
Increase in accrued income taxes	92	1	409	—	502
Increase (decrease) in accrued interest	(681)	(4,707)	3,884	—	(1,504)

Net cash provided by (used in) operating activities	(4,229)	(16,616)	13,317	—	(7,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(6,858)	—	(6,858)
Sale of property and equipment	—	—	800	—	800
Cash from disposition of business, net of cash disposed	—	—	1,765	—	1,765
Increase in restricted cash	—	—	(888)	—	(888)
Proceeds from intercompany balance	16,017	9,799	—	(25,816)	—

Net cash provided by (used in) investing activities	16,017	9,799	(5,181)	(25,816)	(5,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	—	(11,217)
Principal payments on long-term obligations	—	(250)	(1,286)	—	(1,536)
Proceeds from (payments on) intercompany balance	—	7,073	(32,889)	25,816	—

Net cash provided by (used in) financing activities	(11,217)	6,823	(34,175)	25,816	(12,753)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	55	—	55

NET CHANGE IN CASH AND CASH EQUIVALENTS	571	6	(25,984)	—	(25,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	(35)	80,018	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,870	$(29)	$54,034	$—	$55,875

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(2,642)	$(4,353)	$7,846	$(3,493)	$(2,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	2,892	—	2,892
Stock compensation expense	—	58	—	—	58
Depreciation and amortization	—	—	6,578	—	6,578
Gain on sale or disposal of assets	—	—	(5,950)	—	(5,950)
Accretion of debt (premium) discount	400	—	(102)	—	298
Equity in net (income) loss of subsidiary	4,353	(7,846)	—	3,493	—
Loss on early extinguishment or restructuring of debt	—	—	5,959	—	5,959
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(5,975)	2,418	(7)	—	(3,564)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	5,443	—	5,443
Increase in prepaid expenses and other current assets	(864)	—	(1,741)	—	(2,605)
(Increase) decrease in other assets	239	481	(1,901)	—	(1,181)
Decrease in accounts payable	(140)	(128)	(5,328)	—	(5,596)
Decrease in accrued interconnection costs	—	—	(2,780)	—	(2,780)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	57	(976)	2,793	—	1,874
Increase (decrease) in accrued interest	(1,691)	(4,789)	876	—	(5,604)

Net cash provided by (used in) operating activities	(6,263)	(15,135)	14,578	—	(6,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(6,391)	—	(6,391)
Cash from disposition of business, net of cash disposed	—	—	5,527	—	5,527
Decrease in restricted cash	—	—	42	—	42
Proceeds from intercompany balance	82,043	46,950	—	(128,993)	—

Net cash provided by (used in) investing activities	82,043	46,950	(822)	(128,993)	(822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	109,275	—	109,275
Deferred financing costs	—	—	(6,570)	—	(6,570)
Principal payments on capital leases, vendor financing and other long-term obligations	(54,882)	(229)	(483)	—	(55,594)
Payments on intercompany balance	—	(31,696)	(97,297)	128,993	—

Net cash provided by (used in) financing activities	(54,882)	(31,925)	4,925	128,993	47,111

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	93	—	93

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,898	(110)	18,774	—	39,562
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	(28)	60,581	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,662	$(138)	$79,355	$—	$103,879

Consolidating Financial Statements for IHC Debt Issuance

Primus Telecommunications IHC, Inc.’s 14 1/4% Second Lien Notes are fully, unconditionally, jointly and severally guaranteed by PTGI on a senior basis as of March 31, 2008 and by PTHI, Primus Telecommunications, Inc., TresCom International Inc., Least Cost Routing, Inc., TresCom U.S.A., Inc., iPRIMUS USA, Inc., and iPRIMUS.com, Inc., 100% owned subsidiaries of PTGI (collectively, the “Other Guarantors”). PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of March 31, 2008 and 2007 are included for (a) PTGI on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) PTGI’s indirect non-guarantor subsidiaries on a combined basis and (e) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For Three Months Ended March 31, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$35,033	$191,568	$—	$226,601
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	27,563	114,542	—	142,105
Selling, general and administrative	1,272	35	8,846	59,300	—	69,453
Depreciation and amortization	—	—	866	7,095	—	7,961
Loss on sale or disposal of assets	—	—	(800)	(1,780)	—	(2,580)

Total operating expenses	1,272	35	36,475	179,157	—	216,939

INCOME (LOSS) FROM OPERATIONS	(1,272)	(35)	(1,442)	12,411	—	9,662
INTEREST EXPENSE	(1,917)	(3,872)	(8,078)	(1,326)	—	(15,193)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(375)	345	—	—	—	(30)
INCOME (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	2,209	(7)	—	108	—	2,310
INTEREST AND OTHER INCOME	10	—	(7)	962	—	965
FOREIGN CURRENCY TRANSACTION GAIN	1,296	726	398	(713)	—	1,707
INTERCOMPANY INTEREST	(347)	5,690	(3,393)	(1,950)	—	—
MANAGEMENT FEE	—	—	2,105	(2,105)	—	—
ROYALTY FEE	—	3,757	(136)	(3,621)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(396)	6,604	(10,553)	3,766	—	(579)
INCOME TAX EXPENSE	(84)	(465)	(504)	(1,367)	—	(2,420)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(480)	6,139	(11,057)	2,399	—	(2,999)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(2,519)	—	8,671	—	(6,152)	—

NET INCOME	$(2,999)	$6,139	$(2,386)	$2,399	$(6,152)	$(2,999)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended March 31, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$38,764	$188,256	$—	$227,020
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	28,784	115,872	—	144,656
Selling, general and administrative	1,256	33	11,487	55,557	—	68,333
Depreciation and amortization	—	—	967	5,590	—	6,557
Loss on sale or disposal of assets	—	—	8	—	—	8

Total operating expenses	1,256	33	41,246	177,019	—	219,554

INCOME (LOSS) FROM OPERATIONS	(1,256)	(33)	(2,482)	11,237	—	7,466
INTEREST EXPENSE	(3,397)	(755)	(7,815)	(1,467)	—	(13,434)
ACCRETION ON DEBT DISCOUNT	(400)	—	—	102	—	(298)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	(5,050)	—	(909)	—	(5,959)
INTEREST AND OTHER INCOME	286	—	17	1,193	—	1,496
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	5,951	758	(2,416)	(1,319)	—	2,974
INTERCOMPANY INTEREST	452	1,216	(261)	(1,407)	—	—
MANAGEMENT FEE	—		2,141	(2,141)	—	—
ROYALTY FEE	—	3,562	(149)	(3,413)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	1,636	(302)	(10,965)	1,876	—	(7,755)
INCOME TAX BENEFIT (EXPENSE)	75	(250)	(94)	(736)	—	(1,005)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	1,711	(552)	(11,059)	1,140	—	(8,760)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(4,353)	—	7,846	—	(3,493)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,642)	(552)	(3,213)	1,140	(3,493)	(8,760)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	160	—	160
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	5,958	—	5,958

NET INCOME (LOSS)	$(2,642)	$(552)	$(3,213)	$7,258	$(3,493)	(2,642)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	March 31, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,870	$—	$667	$53,338	$—	$55,875
Restricted cash	—	—	—	980	—	980
Accounts receivable	—	—	14,958	99,531	—	114,489
Prepaid expenses and other current assets	215	—	1,311	18,891	—	20,417

Total current assets	2,085	—	16,936	172,740	—	191,761
INTERCOMPANY RECEIVABLES	96,229	205,305	595,522	47,067	(944,123)	—
INVESTMENTS IN SUBSIDIARIES	1,858	—	(69,434)	—	67,576	—
RESTRICTED CASH	—	—	314	10,018	—	10,332
PROPERTY AND EQUIPMENT—Net	—	—	15,263	128,675	—	143,938
GOODWILL	—	—	—	39,753	—	39,753
OTHER INTANGIBLE ASSETS—Net	—	—	—	1,227	—	1,227
OTHER ASSETS	2,110	266	7,517	28,693	—	38,586

TOTAL ASSETS	$102,282	$205,571	$566,118	$428,173	$(876,547)	$425,597

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$833	$—	$3,330	$61,314	$—	$65,477
Accrued interconnection costs	—	—	17,185	28,051	—	45,236
Deferred revenue	—	—	1,643	14,094	—	15,737
Accrued expenses and other current liabilities	(150)	—	6,833	42,355	—	49,038
Accrued income taxes	398	5,040	2,079	23,825	—	31,342
Accrued interest	1,370	5,183	3,994	73	—	10,620
Current portion of long-term obligations	—	—	3,908	6,765	—	10,673

Total current liabilities	2,451	10,223	38,972	176,477	—	228,123
INTERCOMPANY PAYABLES	447,320	—	133,584	363,219	(944,123)	—
LONG-TERM OBLIGATIONS	104,015	113,603	391,704	39,606	—	648,928
OTHER LIABILITIES	—	—	—	50	—	50

Total liabilities	553,786	123,826	564,260	579,352	(944,123)	877,101

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,426	—	—	—	—	1,426
Additional paid-in capital	718,757	—	1,161,930	305,962	(1,467,892)	718,757
Retained earnings (accumulated deficit)	(1,077,777)	81,745	(1,066,962)	(367,991)	1,353,208	(1,077,777)
Accumulated other comprehensive loss	(93,910)	—	(93,110)	(89,150)	182,260	(93,910)

Total stockholders’ equity (deficit)	(451,504)	81,745	1,858	(151,179)	67,576	(451,504)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$102,282	$205,571	$566,118	$428,173	$(876,547)	$425,597

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,299	$—	$670	$79,313	$—	$81,282
Restricted cash	—	—	—	362	—	362
Accounts receivable	—	—	14,002	99,586	—	113,588
Prepaid expenses and other current assets	308	—	1,255	27,097	—	28,660

Total current assets	1,607	—	15,927	206,358	—	223,892
INTERCOMPANY RECEIVABLES	88,536	195,254	601,606	18,779	(904,175)	—
INVESTMENTS IN SUBSIDIARIES	5,404	—	(76,945)	—	71,541	—
RESTRICTED CASH	—	—	314	9,363	—	9,677
PROPERTY AND EQUIPMENT—Net	—	—	15,881	128,718	—	144,599
GOODWILL	—	—	—	40,134	—	40,134
OTHER INTANGIBLE ASSETS—Net	—	—	—	1,557	—	1,557
OTHER ASSETS	2,389	283	8,261	29,611	—	40,544

TOTAL ASSETS	$97,936	$195,537	$565,044	$434,520	$(832,634)	$460,403

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$805	$—	$4,889	$69,199	$—	$74,893
Accrued interconnection costs	—	—	15,200	29,711	—	44,911
Deferred revenue	—	—	969	15,544	—	16,513
Accrued expenses and other current liabilities	207	—	8,458	45,755	—	54,420
Accrued income taxes	306	4,656	2,278	23,551	—	30,791
Accrued interest	2,388	1,328	8,701	43	—	12,460
Current portion of long-term obligations	—	—	3,908	7,320	—	11,228

Total current liabilities	3,706	5,984	44,403	191,123	—	245,216
INTERCOMPANY PAYABLES	424,978	—	123,276	355,921	(904,175)	—
LONG-TERM OBLIGATIONS	116,792	113,947	391,961	39,975	—	662,675
OTHER LIABILITIES	—	—	—	52	—	52

Total liabilities	545,476	119,931	559,640	587,071	(904,175)	907,943

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,426	—	—	—	—	1,426
Additional paid-in capital	718,695	—	1,161,930	305,937	(1,467,867)	718,695
Retained earnings (accumulated deficit)	(1,074,778)	75,606	(1,064,443)	(370,365)	1,359,202	(1,074,778)
Accumulated other comprehensive loss	(92,883)	—	(92,083)	(88,123)	180,206	(92,883)

Total stockholders’ equity (deficit)	(447,540)	75,606	5,404	(152,551)	71,541	(447,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$97,936	$195,537	$565,044	$434,520	$(832,634)	$460,403

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Three Months Ended March 31, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,999)	$6,139	$(2,386)	$2,399	$(6,152)	$(2,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	376	2,452	—	2,828
Stock compensation expense	—	—	62	—	—	62
Depreciation and amortization	—	—	866	7,095	—	7,961
Gain on sale or disposal of assets	—	—	(800)	(1,780)	—	(2,580)
Accretion of debt (premium) discount	375	(345)	—	—	—	30
Equity in net (income) loss of subsidiary	2,519	—	(8,671)	—	6,152	—
Deferred income taxes	—	—	450	—	—	450
(Gain) loss on early extinguishment or restructuring of debt	(2,209)	7	—	(108)	—	(2,310)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(1,304)	(646)	(349)	798	—	(1,501)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	—	(1,332)	(486)	—	(1,818)
(Increase) decrease in prepaid expenses and other current assets	92	—	(56)	9,741	—	9,777
(Increase) decrease in other assets	215	16	295	(184)	—	342
(Increase) decrease in intercompany balance	—	(5,736)	(5,889)	11,625	—	—
Increase (decrease) in accounts payable	28	—	(1,561)	(8,925)	—	(10,458)
Increase (decrease) in accrued interconnection costs	—	—	1,985	(2,299)	—	(314)
Decrease, net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	(357)	—	(956)	(4,683)	—	(5,996)
Increase (decrease) in accrued income taxes	92	385	(199)	224	—	502
Increase (decrease) in accrued interest	(681)	3,855	(4,707)	29	—	(1,504)

Net cash provided by (used in) operating activities	(4,229)	3,675	(22,872)	15,898	—	(7,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(249)	(6,609)	—	(6,858)
Sale of property and equipment	—	—	800	—	—	800
Cash from disposition of business, net of cash disposed	—	—	—	1,765	—	1,765
Increase in restricted cash	—	—	—	(888)	—	(888)
Proceeds from intercompany balance	16,017	—	7,809	—	(23,826)	—

Net cash provided by (used in) investing activities	16,017	—	8,360	(5,732)	(23,826)	(5,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	—	—	(11,217)
Principal payments on other long-term obligations	—	—	(257)	(1,279)	—	(1,536)
Proceeds from (payments on) intercompany balance	—	(3,675)	14,766	(34,917)	23,826	—

Net cash provided by (used in) financing activities	(11,217)	(3,675)	14,509	(36,196)	23,826	(12,753)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	55	—	55

NET CHANGE IN CASH AND CASH EQUIVALENTS	571	—	(3)	(25,975)	—	(25,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	—	670	79,313	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,870	$—	$667	$53,338	$—	$55,875

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,642)	$(552)	$(3,213)	$7,258	$(3,493)	$(2,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	413	2,479	—	2,892
Stock compensation expense	—	—	58	—	—	58
Depreciation and amortization	—	—	966	5,612	—	6,578
(Gain) loss on sale or disposal of assets	—	—	8	(5,958)	—	(5,950)
Asset impairment write-down	—		—	—	—	—
Accretion of debt (premium) discount	400	(103)	—	1	—	298
Equity in net (income) loss of subsidiary	4,353		(7,846)	—	3,493	—
Loss on early extinguishment or restructuring of debt	—	5,050	—	909	—	5,959
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(5,975)	(763)	2,418	756	—	— (3,564)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	2,934	2,509	—	5,443
Increase in prepaid expenses and other current assets	(864)	—	(246)	(1,495)	—	(2,605)
(Increase) decrease in other assets	239	5	654	(2,079)	—	(1,181)
(Increase) decrease in intercompany balance	—	(3,628)	23	3,605	—	—
Decrease in accounts payable	(140)	—	(2,603)	(2,853)	—	(5,596)
Increase (decrease) in accrued interconnection costs	—	—	(3,201)	421	—	(2,780)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	57	164	(1,326)	2,979	—	1,874
Increase (decrease) in accrued interest	(1,691)	1,499	(4,789)	(623)	—	(5,604)

Net cash provided by (used in) operating activities	(6,263)	1,672	(15,750)	13,521	—	(6,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(207)	(6,184)	—	(6,391)
Cash from disposition of business, net of cash disposed	—	—	—	5,527	—	5,527
Decrease in restricted cash	—	—	—	42	—	42
Proceeds from intercompany balance	82,043	—	45,045	—	(127,088)	—

Net cash provided by (used in) investing activities	82,043	—	44,838	(615)	(127,088)	(822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	101,405	—	7,870	—	109,275
Deferred financing costs	—	—	—	(6,570)	—	(6,570)
Principal payments on capital leases, vendor financing and other long-term obligations	(54,882)	—	(266)	(446)	—	(55,594)
Payments on intercompany balance	—	(52,548)	(28,783)	(45,757)	127,088	—

Net cash provided by (used in) financing activities	(54,882)	48,857	(29,049)	(44,903)	127,088	47,111

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	93	—	93

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,898	50,529	39	(31,904)	—	39,562
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	—	(35)	60,588	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,662	$50,529	$4	$28,684	$—	$103,879

13. SUBSEQUENT EVENT

In April 2008, the Australian Competition and Consumer Commission (ACCC) issued a Final Determination (FD) concerning access disputes between Primus Australia and Telstra Corporation for unconditioned local loop services (ULLS) connection charges and call diversion charges. These services are key components of high speed broadband services offered by the Company.

The FD takes formal effect on May 12, 2008. The FD pricing directives for ULLS connection charges and call diversion charges are to be retroactively applied to services procured by the Company from Telstra from June 10, 2004 and May 10, 2005, respectively. As a result, the Company expects to receive refunds from Telstra of previous over-payments for the ULLS connection charges and call diversion services plus interest, the total amount of which is still being calculated and confirmed. The effectiveness of the ULLS determination expires on June 30, 2008. Although Telstra cannot directly appeal the FD, it may seek judicial review of the ACCC’s decisions. With respect to the ULLS connection charges and call diversion charges, it is expected that ACCC will shortly publish interim pricing to apply beyond June 30, 2008, which the Company can obtain through notifying a new ULLS pricing dispute with the ACCC. Absent changed circumstances, it is expected that such “interim prices” will broadly reflect the ULLS FD pricing, but there can be no assurances of that outcome.

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

First Quarter 2008 Results and Accomplishments

Overall revenue declined in the first quarter 2008 as compared to the same period a year ago, primarily as a result of the declining usage and pricing in the legacy voice business and the decline in low-margin wholesale and prepaid services business. That revenue decline has been partially offset by the continued growth of our broadband, VOIP, local, wireless, data and hosting services revenues. In the first quarter 2008, the annualized net revenue run rate from those services was approximately $240 million. Our objective is to generate increased contribution from these products, such that, over time, such contribution exceeds the declines in legacy voice and dial-up Internet products. Our future growth and profitability are dependent upon accomplishing that goal.

We are encouraged by the results in the first quarter, particularly the sequential growth in both overall and retail revenue over the prior quarter. While we recognize that a single quarter does not establish a trend, we hope the results are an early indication that our targeted investments in sales and marketing and infrastructure will lead to further progress in stabilizing retail revenues. Improvement in our income from operations will be influenced by the success we achieve in our expanded sales and marketing efforts.

During the first quarter, we accomplished the following: opened new, and expanded existing, data centers in Canada and Australia; expanded the global DSLAM footprint by 5 to a total of 288 to expand the availability of our broadband services; augmented network capacity to offer higher speed DSL services in Australia and Canada; and continued growth of the Company’s direct sales force and telemarketing capabilities across its major markets. As the currently available capacity through our infrastructure investment is adequate to meet our 2008 revenue goals, we now expect capital expenditures for the year to be in the $25 million to $30 million range, approximately $5 million lower than our prior guidance.

During the quarter, we purchased and retired $15 million principal amount of the Company’s outstanding debt maturing in the latter half of 2009. We also completed the sales of a minority equity investment in a Japanese entity and surplus fiber assets for an aggregate $2.6 million in cash proceeds. We continue to pursue other potential sales of select assets to improve our liquidity and narrow our geographical focus to our major franchises in the United States, Canada, Australia and Europe. However, the uncertainty in the capital markets combined with a weak overall economic outlook may extend our time horizon to meet our goal of generating $50 million cash proceeds from asset sales, particularly if valuations are not at acceptable levels.

PRIMUS 2007-2008 Transformation Strategy

In light of improved operating performance over the course of 2006, we announced a two-year Transformation Strategy as we entered 2007. Our performance during the year of 2007 underscores that, while much has already been accomplished, much is yet to be done. As we move through 2008, we will continue to be guided by our stated strategy.

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

Subsequent Event

In April 2008, the Australian Competition and Consumer Commission (ACCC) issued a Final Determination (FD) concerning access disputes between Primus Australia and Telstra Corporation for unconditioned local loop services (ULLS) connection charges and call diversion charges. These services are key components of high speed broadband services offered by the Company.

The FD takes formal effect on May 12, 2008. The FD pricing directives for ULLS connection charges and call diversion charges are to be retroactively applied to services procured by the Company from Telstra from June 10, 2004 and May 10, 2005, respectively. As a result, the Company expects to receive refunds from Telstra of previous over-payments for the ULLS connection charges and call diversion services plus interest, the total amount of which is still being calculated and confirmed. The effectiveness of the ULLS determination expires on June 30, 2008. Although Telstra cannot directly appeal the FD, it may seek judicial review of the ACCC’s decisions. With respect to the ULLS connection charges and call diversion charges, it is expected that ACCC will shortly publish interim pricing to apply beyond June 30, 2008, which we can obtain through notifying a new ULLS pricing dispute with the ACCC. Absent changed circumstances, it is expected that such “interim prices” will reflect the ULLS FD pricing, but there can be no assurances of that outcome.

Foreign Currency

Foreign currency can have a major impact on our financial results. Currently 81% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (CAD), USD/Australian dollar (AUD), USD/British pound (GBP), and USD/Euro (EUR). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Credit Agreement and an interest rate swap. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. Given the recent volatility in exchange rates affecting the functional currencies in our major markets as compared to the USD, we will continue to explore whether hedging activities may provide benefit to us.

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

In the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months ended March 31, 2008 and 2007 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the three months ended		Variance	Variance %
	March 31, 2008	March 31, 2007
Canada	$68,449	$62,784	$5,665	9%
Australia	$74,075	$70,201	$3,874	6%
United Kingdom	$17,377	$24,873	$(7,496)	(30)%
Europe*	$20,571	$20,350	$221	1%

Net Revenue by Location—in Local Currencies

	For the three months ended		Variance	Variance %
	March 31, 2008	March 31, 2007
Canada (in CAD)	68,763	73,591	(4,828)	(7)%
Australia (in AUD)	81,896	89,383	(7,487)	(8)%
United Kingdom (in GBP)	8,786	13,530	(4,744)	(35)%
Europe* (in EUR)	13,726	15,537	(1,811)	(12)%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2007 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and goodwill and accounting for income taxes. No other significant changes in our critical accounting policies have occurred since December 31, 2007.

Results of Operations

Results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007

Net revenue decreased $0.4 million or 0.2% to $226.6 million for the three months ended March 31, 2008 from $227.0 million for the three months ended March 31, 2007. Our revenue from broadband, VOIP, local, wireless, data and hosting services contributed $60.0 million for the three months ended March 31, 2008, as compared to $50.7 million for the three months ended March 31, 2007. Our wholesale carrier and prepaid services contributed $41.9 million and $9.5 million, respectively, for the three months ended March 31, 2008, as compared to $45.0 million and $13.3 million, respectively, for the three months ended March 31, 2007.

United States: United States net revenue decreased $2.1 million or 7.7% to $25.3 million for the three months ended March 31, 2008 from $27.4 million for the three months ended March 31, 2007. The decrease is primarily attributed to a decrease of $3.1 million in retail voice services (for residential and small businesses) and a decrease of $0.4 million in Internet services, partially offset by an increase of $1.5 million in retail VOIP.

Canada: Canada net revenue increased $5.7 million or 9.2% to $68.4 million for the three months ended March 31, 2008 from $62.7 million for the three months ended March 31, 2007. The increase is primarily attributed to an increase of $4.4 million in Internet, data and hosting services, an increase of $2.6 million in local service, an increase of $0.5 million in VOIP services and an increase of $0.4 million in wireless services. These increases were partially offset by a decrease of $2.0 million in prepaid services. The strengthening of the CAD against the USD accounted for a $10.5 million increase to revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the three months ended		Year-over-Year
	March 31, 2008 Net Revenue	March 31, 2007 Net Revenue	Variance	Variance %
United States	$23,133	$26,248	$(3,115)	(12)%
Canada	$68,449	$62,659	$5,790	9%
Other	$2,157	$1,145	$1,012	88%

Europe: European net revenue decreased $4.8 million or 22.7% to $16.3 million for the three months ended March 31, 2008 from $21.1 million for the three months ended March 31, 2007. The decrease is primarily attributable to a $1.6 million decrease in low margin prepaid services, a $3.1 million decrease in retail voice services and a $0.5 million decrease in wireless services. These decreases were partially offset by an increase of $0.5 million in VOIP services. The strengthening of the European currencies against the USD accounted for a $1.5 million increase to revenue, which is included in the explanations above, when comparing the exchange rates for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the three months ended March 31, 2008		For the three months ended March 31, 2007		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$6,814	42%	$12,150	58%	$(5,336)	(44)%
France	3,903	24%	2,110	10%	1,793	85%
Belgium	2,142	13%	2,403	11%	(261)	(11)%
Spain	1,296	8%	1,601	8%	(305)	(19)%
Other	2,131	13%	2,795	13%	(664)	(24)%

Europe Total	$16,286	100%	$21,059	100%	$(4,773)	(23)%

Asia-Pacific: Asia-Pacific net revenue increased $3.8 million or 5.4% to $74.7 million for the three months ended March 31, 2008 from $70.9 million for the three months ended March 31, 2007. The increase is primarily attributable to a $2.1 million increase in Australia DSL services, a $2.2 million increase in Australia business and residential voice services, and a $0.4 million increase in wireless services, partially offset by a $0.8 million decrease in dial-up Internet services. The strengthening of the AUD against the USD accounted for a $10.7 million increase to revenue, which is included in the explanations above, which reflects changes in the exchange rates for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the three months ended March 31, 2008		For the three months ended March 31, 2007		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$74,075	99%	$70,201	99%	$3,874	6%
Japan	646	1%	721	1%	(75)	(10)%

Asia-Pacific Total	$74,721	100%	$70,922	100%	$(3,799)	(5)%

Wholesale: Wholesale net revenue decreased $3.1 million or 7.0% to $41.9 million for the three months ended March 31, 2008 from $45.0 million for the three months ended March 31, 2007. The strengthening of the European currencies against the USD accounted for a $1.9 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The following table reflects net revenue for each major country (in thousands, except percentages):

Wholesale Revenue by Country—in USD

	For the three months ended March 31, 2008		For the three months ended March 31, 2007		Year-over-Year
	Net Revenue	% of Total Wholesale	Net Revenue	% of Total Wholesale	Variance	Variance %
United States	$19,526	47%	$19,621	44%	$(95)	(0)%
United Kingdom	10,563	25%	12,723	28%	(2,160)	(17)%
Germany	4,909	12%	4,916	11%	(7)	(0)%
Spain	2,107	5%	2,273	5%	(166)	(7)%
Italy	2,782	7%	2,859	6%	(77)	(3)%
Other	1,968	4%	2,595	6%	(627)	(24)%

Total	$41,855	100%	$44,987	100%	$(3,132)	(7)%

Cost of revenue decreased $2.6 million to $142.1 million, or 62.7% of net revenue, for the three months ended March 31, 2008 from $144.7 million, or 63.7% of net revenue, for the three months ended March 31, 2007. We continue to shed certain low margin revenue while growing revenue from our higher margin services and improve the cost efficiency of our network. We also received certain regulatory benefits in Australia which reduced our cost of revenue.

United States: United States cost of revenue decreased $0.9 million primarily due to a decrease of $2.1 million in retail revenue.

Canada: Canada cost of revenue increased $1.1 million primarily due to an increase of $4.7 million from the strengthening of the CAD against the USD which reflects changes in the exchange rates for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, offset by declines in line with changes in revenue.

Europe: European cost of revenue decreased by $1.9 million primarily due to a decrease of $4.8 million in net revenue.

Asia-Pacific: Asia-Pacific cost of revenue increased $2.1 million in line with changes in revenue. The strengthening of the AUD against the USD accounted for a $6.9 million increase to cost of revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Wholesale: Wholesale cost of revenue decreased $2.9 million or 6.7% to $40.5 million for the three months ended March 31, 2008 from $43.4 million for the three months ended March 31, 2007 in line with the revenue decline. The strengthening of the foreign currencies against the USD accounted for a $1.9 million increase to cost of revenue, which is included in the above variance, and which reflects changes in the exchange rates for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Selling, general and administrative expenses increased $1.1 million to $69.5 million, or 30.6% of net revenue, for the three months ended March 31, 2008 from $68.3 million, or 30.1% of net revenue, for the three months ended March 31, 2007. The increase in selling, general and administrative expenses is attributable to an increase of $2.2 million in salaries and benefits, an increase of $1.2 million in sales and marketing expenses, and an increase of $1.3 million in occupancy expenses. These increases were partially offset by a decrease of $3.3 million in professional fees and a decrease of $0.6 million in general and administrative expenses.

United States: United States selling, general and administrative expenses decreased $2.5 million to $13.0 million for three months ended March 31, 2008 from $15.4 million for the three months ended March 31, 2007. The decrease is attributable to a decrease of $2.5 million in professional fees as the first quarter 2007 included significant expenses for litigation and FIN No. 48 implementation.

Canada: Canada selling, general and administrative expense increased $1.3 million due to the strengthening of the CAD, accounting for a $3.9 million increase to selling, general and administrative expense. This increase was offset by declines in advertising and general and administrative expenses.

Europe: Europe selling, general and administrative expense decreased $2.1 million to $6.1 million for the three months ended March 31, 2008 from $8.2 million for the three months ended March 31, 2007. The decrease is attributable to a decrease of $1.0 million in sales and marketing expense primarily in prepaid services agent commissions, a decrease of $0.9 million in salaries and benefits, and a decrease of $0.3 million in occupancy expenses.

Asia-Pacific: Asia-Pacific selling, general and administrative expense increased $4.3 million due to the strengthening of the AUD, accounting for a $2.9 million increase to selling, general and administrative expense and increases in sales and marketing and advertising expenses.

Wholesale: Wholesale selling, general and administrative expense increased $0.1 million or 2.7% to $2.1 million for the three months ended March 31, 2008 from $2.0 million for the three months ended March 31, 2007.

Depreciation and amortization expense increased $1.4 million to $8.0 million for the three months ended March 31, 2008 from $6.6 million for the three months ended March 31, 2007. The increase consists of an increase in depreciation expense of $1.4 million for assets placed in service as we enhanced our network infrastructure and expanded our data centers.

(Gain) loss on sale or disposal of assets was a $2.6 million gain for the three months ended March 31, 2008. We recognized a gain of $0.8 million associated with the sale of certain surplus fiber assets in the US and a gain of $1.8 million associated with a sale of a minority equity investment in a Japanese entity.

Interest expense and Accretion on debt discount, net increased $1.5 million to $15.2 million for the three months ended March 31, 2008 from $13.7 million for the three months ended March 31, 2007. There was an increase of $3.3 million mainly resulting from issuance of our 14 1/4% Second Lien Notes, offset by a $1.5 million decrease mainly resulting from reductions in our October 1999 Senior Notes and Step Up Convertible Subordinated Debentures.

Gain (loss) on early extinguishment or restructuring of debt was a $2.3 million gain for the three months ended March 31, 2008 compared to a $6.0 million loss for the three months ended March 31, 2007. In the first quarter 2008, we made open market purchases of $0.8 million principal amount of our October 1999 Senior

Notes and $13.8 million principal amount of our Step Up Convertible Subordinated Debentures, resulting in a $0.1 million and $2.1 million gain, respectively, on early extinguishment of debt including the write-off of related deferred financing costs, discount and effective interest. In first quarter 2007, we issued in a private transaction $57.2 million principal amount of the 14 1/4% Second Lien Notes, in exchange for $40.7 million principal amount of the Company’s outstanding October 1999 Senior Notes and $23.6 million in cash. This exchange was deemed a debt modification, resulting in a $5.1 million loss on restructuring of debt for financing costs incurred. The remaining $0.9 million of expense in the three months ended March 31, 2007, resulted from costs related to the early retirement of a Canadian credit facility.

Foreign currency transaction gain was $1.7 million for the three months ended March 31, 2008 as compared to $3.0 million for the three months ended March 31, 2007. This gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax expense increased to $2.4 million for the three months ended March 31, 2008 from $1.0 million for the three months ended March 31, 2007. The expense consists of foreign withholding tax on intercompany interest and royalty fees owed to a United States subsidiary by our Canadian and Australian subsidiaries and charges for uncertain tax positions under FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.”

Liquidity and Capital Resources

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and capacity, development of back-office systems, expansion of data center facilities, interest and principal payments on outstanding debt and other obligations, repurchase and retirement of debt obligations, taxes and acquisitions. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, vendor financing, capital lease financing and other financing arrangements.

Net cash used in operating activities was $7.5 million for the three months ended March 31, 2008 as compared to net cash used in operating activities of $6.8 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, net loss, net of non-cash operating activity, provided $1.9 million of cash. In addition, cash was increased by a reduction in prepaid expenses, other current assets and other assets of $10.1 million and $0.5 million in accrued income taxes. For the three months ended March 31, 2008, we used $1.8 million with the increase in our accounts receivable, $10.8 million to reduce our accounts payable and accrued interconnection costs, $1.5 million to reduce our accrued interest and $6.0 million to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities. For the three months ended March 31, 2007, net income, net of non-cash operating activity, provided $3.6 million of cash. In addition, cash was increased by a reduction in accounts receivable of $5.4 million and an increase in accrued expenses, deferred revenue, other current liabilities and other liabilities, and accrued income taxes of $1.9 million. We used $3.8 million to increase our prepaid expenses and other assets, $8.4 million to reduce our accounts payable and accrued interconnection costs and $5.6 million to reduce accrued interest.

Net cash used in investing activities was $5.2 million for the three months ended March 31, 2008 compared to $0.8 million for the three months ended March 31, 2007. Net cash used in investing activities during the three months ended March 31, 2008 included $6.9 million of capital expenditures and a $0.9 million increase in restricted cash, offset by $1.8 million net cash proceeds from the disposition of a minority equity investment in Japan and $0.8 million from the disposition of surplus fiber assets. Net cash used in investing activities during the three months ended March 31, 2007 included $6.4 million of capital expenditures, offset by $5.5 million net cash proceeds from the disposition of our Australian Planet Domain business operations.

Net cash used in financing activities was $12.8 million for the three months ended March 31, 2008 as compared to $47.1 million provided by financing activities for the three months ended March 31, 2007. During the three months ended March 31, 2008, $11.2 million was used to purchase and retire $0.8 million principal amount of our October 1999 Senior Notes and $13.8 million principal amount of our Step Up Convertible Subordinated Debentures and $1.5 million was used for principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the three months ended March 31, 2007, net cash provided by financing activities consisted of $102.7 million from the issuance of $75.2 million principal amount of 14 1/4 % Second Lien Notes for $69.2 million in cash and the issuance of $33.5 million through a credit facility with a financial institution, net of $1.5 million in financing costs; partially offset by the retirement in full of the $22.7 million principal amount of our 2000 Convertible Subordinated Debentures, the repayment in full of a $29.9 million Canadian loan facility and $3.0 million in principal payments of capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

As of March 31, 2008, we had $55.9 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for at least the next twelve months.

During 2007 we successfully executed a number of liquidity-enhancing initiatives. As a result of these transactions, we have extended our debt maturities and have added financial flexibility, subject to the limitations noted below, to make additional investments in our higher margin growth businesses, as well as to consider potentially attractive acquisitions. Broadband, VOIP, local, wireless, data and hosting services are generating a first quarter 2008 annualized revenue run-rate of $240 million. To exploit the full potential for these services will require a greater investment in sales and marketing over the next year. Such an investment seems justified given our need for revenue and profitability growth from these services to compensate for the corresponding declines from our high-margin legacy long distance voice and dial-up Internet businesses. However, we expect overall revenue to decline in 2008 as compared to 2007, particularly as a result of expected declines in our legacy voice and dial-up Internet businesses as well as our ongoing program to sell, prune or divest non-core revenue streams. Our challenge is to have contribution from these growth products eclipse the decline in our legacy businesses.

As of March 31, 2008, we had $27.5 million in future minimum purchase obligations, $60.2 million in future operating lease payments and $659.6 million of indebtedness. As of March 31, 2008, approximately $119.6 million of unrecognized tax benefits have been recorded in accordance with FIN No. 48. We are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below. Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility and Other	Senior Notes	Convertible and Exchangeable Notes (2)	Step Up Convertible Subordinated Debentures	Senior Secured Notes	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2008 (as of March 31, 2008)	$5,907	$7,614	$2,467	$11,886	$4,265	$346	$15,420	$12,598	$11,940	$72,443
2009	3,370	10,070	3,188	40,781	5,713	9,332	15,420	7,490	13,089	108,453
2010	3,162	9,975	3,170	18,800	137,878	—	15,420	3,266	10,018	201,689
2011	44	94,250	3,170	18,800	—	—	115,920	2,534	7,288	242,006
2012	15	—	35,777	18,800	—	—	—	1,567	5,692	61,851
Thereafter	—	—	62	263,200	—	—	—	—	12,174	275,436

Total Minimum Principal & Interest Payments	12,498	121,909	47,834	372,267	147,856	9,678	162,180	27,455	60,201	961,878
Less: Amount Representing Interest	(1,146)	(24,909)	(12,566)	(117,772)	(14,282)	(1,037)	(53,970)	—	—	(225,682)

Face Value of Long-term Obligations	11,352	97,000	35,268	254,495	133,574	8,641	108,210	27,455	60,201	736,196
Amount Representing Premium (Discount)	—	—	—	—	(964)	(408)	5,393	—	—	4,021
Add: Exchangeable Notes Interest Treated as Long-Term Obligations	—	—	—	—	7,040					7,040

Total Long-Term Obligation	$11,352	$97,000	$35,268	$254,495	$139,650	$8,233	$113,603	$27,455	$60,201	$747,257

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 9.5%, which is the interest rate at March 31, 2008.

(2)	For preparation of this table, we have shown separately the cash interest payments of PTHI’s 5% Exchangeable Senior Notes as a portion of long-term obligations (see “Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2008, 2009 and 2010 is $2.8 million, $2.8 million and $1.4 million, respectively.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $12.6 million, $7.5 million, $3.3 million, $2.5 million and $1.6 million remaining in 2008, 2009, 2010, 2011 and 2012, respectively.

The indentures governing the senior notes, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures, senior secured notes and the senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by us. We were in compliance with the above covenants at March 31, 2008.

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging” with the intent to provide users of financial statements with an enhanced understanding of use of derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective for financial statements issued for fiscal years after July 1, 2009. We anticipate that the adoption of this standard will not have a material impact on our results of operations, financial position and cash flows.

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

•

difficulty in maintaining or increasing customer revenues and margins through our product initiatives and bundled service offerings, and difficulties in migrating and provisioning broadband and local customers to DSL networks;

•	inadequate financial resources to promote and to market product initiatives;

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

•

adverse regulatory rulings or actions affecting our operations, including the imposition of taxes and fees, the imposition of obligations upon VOIP providers to provide enhanced 911 (E911) services and restricting access to broadband networks owned and operated by others, including the development of a national broadband network in Australia; and

•

the potential further elimination or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to future significant issuances of equity securities, changes in ownership or other circumstances, which carryforwards would otherwise be available to reduce future taxable income.

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

Foreign currency can have a major impact on our financial results. Currently in excess of 81% of our net revenue was derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Credit Agreement. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. Given the current divergence in exchange rates affecting the functional currencies in our major markets as compared to the USD, we will explore whether hedging activities may provide benefit to us.

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

In the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is CAD, AUD, GBP and EUR decreased (7)%, (8)%, (35)% and (12)% in local currency compared to the three months ended March 31, 2007, but increased (decreased) 9%, 6%, (30)% and 1% in USD, respectively.

Interest rates—The majority of our long-term debt obligations are at fixed interest rates at March 31, 2008. In February 2005, we obtained a $100 million senior secured term loan, which has a variable interest rate feature. In March 2007, we entered into a $35 million senior secured credit agreement with a variable interest rate. The interest rate on the $35 million senior secured credit agreement has been fixed effective October 2007 after we completed a cross-currency interest rate swap agreement. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the three months ended March 31, 2008 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, senior secured notes, senior secured term loan, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at March 31, 2008. In the case of the convertible senior notes, exchangeable senior notes and step up convertible subordinated debentures the table excludes the potential exercise of the relevant redemption and conversion features and excludes an unamortized debt premium (net of discount) of $4.0 million and future cash interest payments of $7.0 million from our 5% Exchangeable Senior Notes that are treated as long term obligations (see Note 4—“Long-Term Obligations”).

	Year of Maturity
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Fixed Rate	$5,397	$31,175	$136,593	$108,276	$35,040	$235,059	$551,540	$348,840
Average Interest Rate	9.5%	11.1%	4.4%	14.2%	9.6%	8.0%	8.6%
Variable Rate	$750	$1,000	$1,000	$94,250	$—	$—	$97,000	$97,000
Average Interest Rate	9.5%	9.5%	9.5%	9.5%	0.0%	0.0%	9.5%

ITEM 4.	CONTROLS AND PROCEDURES

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

As part of our compliance efforts relative to Section 404 of Sarbanes-Oxley Act of 2002, management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment, management identified a material weakness in our internal control over accounting for income taxes. The material weakness in internal control related to a lack of documentation and insufficient historical analysis, and has not been remediated because of insufficient time in the position for the Corporate Tax Director, who started in the position on October 1, 2007. His hiring was part of the remediation efforts related to the material weakness identified as December 31, 2006. This short time period did not allow the new Corporate Tax Director enough time to establish a consistent application of controls surrounding documentation and historical analysis. These deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by our internal control over financial reporting.

Changes in Internal Control

Our Principal Executive Officer and our Principal Financial Officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or is reasonably likely to affect materially, our internal control over financial reporting, except for the items noted below. We are in the process of completing the remediation efforts with respect to the material weakness described above.

Our income tax accounting has significant complexity due to our business being property and equipment intensive, our varied types of refinancing and debt transactions, the significant number of foreign subsidiary legal entities and various tax planning strategies. To address this complexity, we restructured the United States tax department and hired both a senior manager of taxation for non-income tax matters and a Corporate Tax Director for oversight of the domestic, foreign and consolidated income tax responsibilities. In addition, we utilize third party tax advisors both to assist in the administrative and consolidation duties of preparing the income tax provision and disclosures and also to advise on matters beyond our in-house expertise. We believe that the personnel hired into these positions have the appropriate knowledge, experience and skills to maintain the proper controls over accounting for income taxes. However, the Corporate Tax Director has been in the position only since October 1, 2007, which, at December 31, 2007 was not enough time to remediate our internal controls over accounting for income taxes. We believe that during 2008, the Corporate Tax Director will have had enough time to remediate the controls related to documentation and historical analysis.

In addition, our United States wholesale billing was migrated to the pre-existing in-house billing system maintained by our Canadian subsidiary. Management believes that the use of the existing controls related to the existing billing system and some additional reconciliation procedures are adequate to maintain proper internal control over financial reporting related to these processes.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2007, which condition still existed at March 31, 2008, due to the material weakness that existed in our internal control over accounting for income taxes. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or newly identified material weaknesses in internal control over financial reporting.

In performing an internal control assessment at the end of 2006, our management identified a material weakness in our internal control over financial reporting, which condition still existed at March 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weakness identified by our management, see Item 4. Controls and Procedures of our Quarterly Report on Form 10-Q for the period ended March 31, 2008. To address the material weakness, we performed additional analysis and other post-closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles. These additional procedures were costly, time consuming and required us to dedicate a significant amount of our resources, including the time and attention of our senior management, toward the correction of these problems. Performing these additional procedures in the future, could cause delays in the filing of our periodic and annual reports to the SEC.

The potential delay in the filing of our periodic and annual reports could have other adverse effects on our business, including, but not limited to: (1) civil litigation or an investigation by the SEC or other regulatory authorities, which could require us to incur significant legal expenses and other costs or to pay damages, fines or other penalties; (2) covenant defaults, and potentially events of default, under our senior secured credit facilities and the indentures governing our outstanding debt securities, resulting from our failure to file timely our financial statements; (3) negative publicity; and (4) the loss or impairment of investor confidence in our Company.

If competitive pressures continue or intensify, we may not be able to service our debt or other obligations.

There are substantial risks and uncertainties in our future operating results, particularly as aggressive pricing and bundling strategies by certain incumbent carriers, ILECs and other competitors, including cable companies, have intensified competitive pressures in the markets where we operate. In addition, regulatory decisions could have a material adverse impact on our competitive position, future operations and outlook. See also information under Item 2—MD&A—Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks and in these Risk Factors. If adverse events referenced or described herein or therein were to occur, we may not be able to service our debt or other obligations and could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

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

Effective at the open of trading on July 28, 2006, our common stock was delisted from the Nasdaq Capital Market. Since this time, our common stock has traded in the over-the-counter (OTC) market, both through listings on the OTC Bulletin Board and in the National Quotation Bureau “Pink Sheets,” but our common stock is not currently listed or quoted on any recognized national or regional securities exchange or market. As a result, an investor may find it difficult to sell or obtain quotations as to the price of our common stock. Delisting could adversely affect investors’ perception, which could lead to further declines in the market price of our common stock. Delisting may also make it more difficult, time consuming and expensive for us to raise capital through sales of our common stock or securities convertible into our common stock.

Given our limited experience in delivering individual and bundled local, wireless, broadband, DSL, Internet, data and hosting and VOIP services, we may not be able to operate successfully or expand these parts of our business.

During the third quarter of 2004 we accelerated initiatives to become an integrated wireline, wireless and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline and dial-up ISP customers to our competitors’ bundled wireless, wireline and broadband service offerings. Our experience in providing these products in certain markets and in providing these bundled service offerings is limited. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We are experiencing increased competition from traditional telecommunications carriers and cable companies and other new entrants that have expanded into the market for broadband, VOIP, Internet services, data and hosting and traditional voice services, and regulatory developments may impair our ability to compete. Therefore, future operations involving these individual or bundled services may not succeed in the competitive environment, and we may not be able to expand successfully; may experience margin pressure; may face quarterly revenue and operating results variability; may have limited resources to develop and to market the new services; and have heightened difficulty in establishing future revenues or results. As a result, there can be no assurance that we will reverse recent revenue declines or maintain or increase revenues or be able to generate sufficient income from operations or net income in the future or on any predictable or timely basis.

We may be exposed to significant liability resulting from our noncompliance with FCC Orders regarding enhanced 911 (E911) services.

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers by November

2005. LINGO, a subsidiary of ours which sells such interconnected VOIP services, was unable, like many interconnected VOIP providers in the industry, to meet this deadline for all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service, and the FCC has not yet addressed our waiver petition. As of April 28, 2008, approximately 4.7% of our LINGO customers were without E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties, and/or cease and desist orders prohibiting LINGO from providing service on the federal and state levels. However, at this time, management has determined the likelihood of incurring such fines or penalties to be remote.

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

On June 15, 2007, the FCC applied the disability access requirements of Sections 225 and 255 of the Communications Act to providers of interconnected VOIP services, like us, and to equipment manufacturers that make equipment to use with those services. Section 255 of the Communications Act requires, if readily achievable, service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities. Where readily achievable, the relevant regulations also require service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities and that employee training account for accessibility requirements. In addition, the FCC said that interconnected VOIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services. At this time, we are not in compliance with these rules. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties. On October 10, 2007, the FCC granted a limited waiver of the 711 call handling requirement. While still mandating that interconnected VOIP providers like us are required to transmit 711 calls to a relay center, the FCC waived the requirement until March 31, 2009, insofar as it requires such providers to transmit the 711 call to an “appropriate relay center,” meaning the relay center(s) serving the state in which the caller is geographically located or the relay center(s) corresponding to the caller’s last registered address. We are working on implementing a call routing solution which will route 711 calls to the appropriate relay center as defined in the FCC’s order but cannot predict whether we will be in compliance at the end of the waiver period.

Our profitability may be reduced or our retail prices may rise due to increased regulation or the imposition of additional taxes, fees and surcharges.

On August 6, 2007, the FCC released a Report and Order regarding the collection of regulatory fees for Fiscal Year 2007 (“Fees Order”). Pursuant to the Fees Order, the FCC mandated the collection of such fees from interconnected VOIP service providers like us. The Fees Order mandates that interconnected VOIP providers pay regulatory fees based on reported interstate and international revenues. The Fees Order became effective in mid-November 2007. Regulatory fees for Fiscal Year 2007 will be due in 2008 during a separate filing window yet to be determined. Fiscal Year 2008 fees will also be paid in 2008 during the normal regulatory fee payment window. The assessment of regulatory fees to our service will increase our costs or cause us to increase the price of our retail service offerings and may have an adverse impact on our profitability.

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

The long distance telecommunications, Internet, broadband, DSL, data and hosting and wireless industry is significantly influenced by the marketing and pricing decisions of the larger long distance, Internet access, broadband, DSL, data and hosting and wireless business participants. Prices in the long distance industry have continued to decline in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Competitors in our core markets include, among others: AT&T, Verizon, the regional bell operating companies (RBOCs) and the major wireless carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, Allstream (formerly AT&T Canada) and the major wireless and cable companies in Canada; and BT, Cable & Wireless United Kingdom, Colt Telecom, Energis and the major wireless carriers in the United

Kingdom. Customers frequently change long distance, wireless, broadband providers, and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is becoming similar to the intense competition in the United States. Many of our competitors are significantly larger than us and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower debt leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, Canada and Australia and the major wireless carriers and cable companies, have introduced pricing and product bundling strategies that provide for fixed, low rates for calls. This strategy of our competitors could have a material adverse effect on our net revenue per minute, results of operations and financial condition if our pricing, set to remain competitive, is not offset by similar declines in our costs. Companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future, may face quarterly revenue and operating results variability, and may have heightened difficulty in estimating future revenues or results.

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

As of March 31, 2008, we had an accumulated deficit of $(1,077.8) million. We incurred net losses of $(34.6) million in 2002, $(10.6) million in 2004, $(149.2) million in 2005, and $(238.0) million in 2006. During the year ended December 31, 2003 and 2007, we recognized net income of $54.8 million and $15.7 million, respectively, of which $39.4 million and $32.7 million, respectively are the positive impact of foreign currency transaction gains. We cannot assure that we will recognize net income, or reverse recent net revenue declines in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We have significant international operations and, for the three months ended March 31, 2008, derived 81% of our net revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets.

In addition, operating in international markets generally involves additional risks, including unexpected changes or uncertainties in regulatory requirements, taxes, tariffs, customs and duties. Given the nature of our operations and uncertainties in, or the absence of definitive regulations or interpretations concerning, the taxation of (including value added tax of) certain aspects of our business in certain international jurisdictions in which we conduct (or may be construed by such authorities as conducting or deriving taxable) operations or revenue, we may become subject to assessments for taxes (which may include penalties and interest) which are either unexpected and/or have not been accrued for in our historical results of operations. This circumstance occurred during March 2008, when we concluded it was probable that assessments would be forthcoming concerning past European prepaid calling services operations (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations; Results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006), and it is possible that tax uncertainties concerning our international operations could arise in the future. Such developments, in addition to the foregoing, could have adverse consequences that could result in restatement of prior period results of operations and unanticipated liquidity demands. Additional operating risks and uncertainties in operating in international markets include trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

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

Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony, the need to provide emergency calling services in a manner required by the FCC that is not yet available commercially on a nation-wide basis and the ability to access broadband networks owned and operated by others; as regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and operating costs may increase; (3) general changes in access charges, universal service and regulatory fee payments would affect our cost of providing long distance services; (4) the ultimate regulatory resolution regarding efforts by Telstra in Australia to increase prices and charges; (5) the ultimate outcome of the process launched by the Australian government to help fund the construction of a new national broadband network, including whether and the terms upon which (a) we will have access to such network, and (b) the duration upon which the copper wire based last mile infrastructure needed by us to furnish broadband services using our DSLAM network infrastructure will be continued; (6) general changes in access charges and contribution payments could adversely affect our cost of providing long distance, wireless, broadband, VOIP, local and other services; and (7) regulatory proceedings in Canada determining whether and the extent to which regulation should mandate access to networks and interconnection including intra-exchange transport services which we use to interconnect our DSLAM collocation sites and high speed access to business services. Normal (Web), Char,Char;Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

(a) Exhibits (see index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: May 12, 2008	By:	/s/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2008	By:	/s/ TRACY B. LAWSON
Tracy B. Lawson
Vice President—Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	First amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on From S-8, No. 333-56557.

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.3	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

31	Certifications.

32	Certification.*

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.