Form 10-Q
period 2008-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2008-08-11
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2008
Common Stock $0.01 par value	142,632,540

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET REVENUE	$236,462	$226,430	$462,542	$452,433
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	142,739	141,643	284,518	285,659
Selling, general and administrative	70,247	68,516	139,416	136,212
Depreciation and amortization	8,095	7,343	16,056	13,900
(Gain) loss on sale or disposal of assets	115	676	(2,465)	684

Total operating expenses	221,196	218,178	437,525	436,455

INCOME FROM OPERATIONS	15,266	8,252	25,017	15,978
INTEREST EXPENSE	(13,554)	(16,424)	(28,747)	(29,858)
ACCRETION ON DEBT PREMIUM (DISCOUNT), NET	217	(76)	187	(374)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	32,177	(2,315)	34,487	(8,274)
INTEREST AND OTHER INCOME	1,992	1,058	2,957	2,554
FOREIGN CURRENCY TRANSACTION GAIN	8,134	15,081	9,841	18,055

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	44,232	5,576	43,742	(1,919)
INCOME TAX BENEFIT (EXPENSE)	2,383	6,691	(37)	5,686

INCOME FROM CONTINUING OPERATIONS	46,615	12,267	43,705	3,767
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(91)	(166)	(180)	(266)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	5,958

NET INCOME	$46,524	$12,101	$43,525	$9,459

BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.33	$0.11	$0.31	$0.03
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)
Gain from sale of discontinued operations	—	—	—	0.05

Net income	$0.33	$0.10	$0.31	$0.08

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.25	$0.07	$0.23	$0.02
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Gain from sale of discontinued operations	—	—	—	0.04

Net income	$0.25	$0.07	$0.23	$0.06

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	142,633	115,715	142,633	114,928
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	190,328	184,719	195,221	184,467

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,550	$81,282
Restricted cash	—	362
Accounts receivable (net of allowance for doubtful accounts receivable of $13,489 and $12,039)	118,412	113,588
Prepaid expenses and other current assets	19,470	28,660

Total current assets	193,432	223,892
RESTRICTED CASH	10,782	9,677
PROPERTY AND EQUIPMENT—Net	147,753	144,599
GOODWILL	40,539	40,134
OTHER INTANGIBLE ASSETS—Net	989	1,557
OTHER ASSETS	33,431	40,544

TOTAL ASSETS	$426,926	$460,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$60,334	$74,893
Accrued interconnection costs	49,396	44,911
Deferred revenue	15,839	16,513
Accrued expenses and other current liabilities	53,518	54,420
Accrued income taxes	26,322	30,791
Accrued interest	11,191	12,460
Current portion of long-term obligations	9,301	11,228

Total current liabilities	225,901	245,216
LONG-TERM OBLIGATIONS (net of premium of $4,452 and $2,528)	608,876	662,675
OTHER LIABILITIES	80	52

Total liabilities	834,857	907,943

COMMITMENTS AND CONTINGENCIES (See Note 5.)
STOCKHOLDERS’ DEFICIT:
Preferred stock: Not Designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—300,000,000 shares authorized; 142,632,540 shares issued and outstanding	1,426	1,426
Additional paid-in capital	718,827	718,695
Accumulated deficit	(1,031,253)	(1,074,778)
Accumulated other comprehensive loss	(96,931)	(92,883)

Total stockholders’ deficit	(407,931)	(447,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$426,926	$460,403

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,525	$9,459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	5,696	4,885
Stock compensation expense	132	125
Depreciation and amortization	16,056	13,946
Gain on sale or disposal of assets	(2,465)	(5,078)
Accretion of debt discount (premium)	(187)	374
Deferred income taxes	2,845	—
(Gain) loss on early extinguishment or restructuring of debt	(34,487)	8,274
Unrealized foreign currency transaction gain on intercompany and foreign debt	(9,628)	(19,507)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(6,388)	1,028
Decrease in prepaid expenses and other current assets	11,234	2,053
(Increase) decrease in other assets	905	(106)
Decrease in accounts payable	(16,639)	(556)
Increase (decrease) in accrued interconnection costs	3,159	(4,645)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(3,079)	929
Decrease in accrued income taxes	(4,455)	(4,844)
Decrease in accrued interest	(921)	(1,029)

Net cash provided by operating activities	5,303	5,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,599)	(17,041)
Sale of property and equipment	805	—
Cash from disposition of business, net of cash disposed	1,676	5,527
Cash used in business acquisitions, net of cash acquired	(34)	—
Decrease in restricted cash	103	596

Net cash used in investing activities	(12,049)	(10,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—
Proceeds from issuance of long-term obligations	—	109,275
Deferred financing costs	—	(6,570)
Principal payments on long-term obligations	(8,287)	(58,179)

Net cash provided by (used in) financing activities	(19,504)	44,526

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	518	1,451

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,732)	40,367
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	81,282	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,550	$104,684

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$28,440	$29,776
Cash paid for taxes	$469	$669
Non-cash investing and financing activities:
Capital lease additions	$35	$1,981
Leased fiber capacity additions	$—	$1,786
Settlement of outstanding debt with issuance of common stock	$—	$6,627
Settlement of outstanding debt with issuance of new senior secured debt	$(133,159)	$—
Issuance of new senior secured debt in exchange for outstanding debt	$88,794	$—
Business disposition proceeds in note receivable	$—	$641

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET INCOME	$46,524	$12,101	$43,525	$9,459
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(3,021)	(6,795)	(4,048)	(8,411)

COMPREHENSIVE INCOME	$43,503	$5,306	$39,477	$1,048

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the three or six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The results for the three months and six months ended June 30, 2008 and June 30, 2007 reflect the activities of certain operations as discontinued operations (see Note 10— “Discontinued Operations”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity Outlook—As of June 30, 2008, the Company has $55.6 million of cash and cash equivalents. The Company believes that its existing cash and cash equivalents, will be sufficient to fund its debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for its operations for at least the next twelve months. The Company will continue to have significant debt service obligations on a mid-term and a long-term basis, as disclosed in Note 4. After recent debt buybacks and exchanges, the Company has $14.2 million principal amount of 12 3/4% Senior Notes due in October 2009 and $8.6 million principal amount of Step Up Convertible Subordinated Debentures coming due in August 2009. The Company’s strategies related to meeting its 2009 obligations and other cash needs are to strengthen the balance sheet opportunistically through potential de-leveraging transactions and equity capital infusions; to improve the non-sales and marketing cost structure and maintain an aggressive cost management program; to focus on improving sales productivity and margin enhancements by leveraging the network assets and increasing the revenue mix in favor of higher margin growth services; and opportunistically to sell non-strategic assets and businesses and use the proceeds either to accelerate increases in high margin products or to reduce debt. Although the Company believes that it will have sufficient liquidity to fund its obligations for the next 12 months, there can be no assurance that the Company will be successful in implementing its longer term strategies or obtain new capital at acceptable terms.

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. Beginning in the second quarter 2008, the Company intended and had the authority to sell its German retail operations, and therefore, is reporting this unit as discontinued operations. In March 2008, the Company sold its minority equity interest in Bekkoame Internet, Inc. (“Bekko”). The Company used the equity method of accounting for its investment in Bekko.

Presentation of sales taxes collected—The Company reports any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer (including sales, use, value-added and some excise taxes) on a net basis (excluded from revenues).

Stock-Based Compensation—The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future. The Company also had an Employee Stock Purchase Plan, which was suspended on July 27, 2006, and which allowed employees to elect to purchase stock at 85% of fair market value (determined monthly) and was considered compensatory under SFAS No. 123(R).

The Company recorded an incremental $70 thousand and $132 thousand stock-based compensation expenses for the three and six months ended June 30, 2008, respectively, and an incremental $67 thousand and $125 thousand during the three months and six months ended June 30, 2007, respectively, under guidance in SFAS No. 123(R).

The Company granted 125,000 and 90,000 options during the three months ended June 30, 2008 and 2007, respectively. The weighted average fair value at date of grant for options granted during the three months ended June 30, 2008 and 2007 was $0.10 and $0.32 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended June 30,
	2008	2007
Expected dividend yield	0%	0%
Expected stock price volatility	96%	95%
Risk-free interest rate	3.0%	5.0%
Expected option term	4 years	4 years

As of June 30, 2008, the Company had 1.5 million unvested awards outstanding of which $0.2 million of compensation expense will be recognized over the weighted average remaining vesting period of 2.14 years.

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

Level 3: Significant inputs to the valuation model are unobservable.

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

	June 30, 2008	Fair Value as of June 30, 2008, using:
		Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$14,538	$14,538	—	—
Derivative	149	—	$149	—

Total	$14,687	$14,538	$149	—

New Accounting Pronouncements

In March 2008, the Financial Accounting Standard Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging” with the intent to provide users of financial statements with an enhanced understanding of the use of derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective for financial statements issued for fiscal years after July 1, 2009. The Company anticipates that the adoption of this standard will not have a material impact on its results of operations, financial position and cash flows.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of June 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$4,225	$(3,418)	$807	$4,074	$(2,688)	$1,386
Other	1,884	(1,702)	182	1,678	(1,507)	171

Total	$6,109	$(5,120)	$989	$5,752	$(4,195)	$1,557

Amortization expense for customer lists and other intangible assets for the three months ended June 30, 2008 and 2007 was $0.5 million and $1.0 million, respectively. Amortization expense for customer lists and other intangible assets for the six months ended June 30, 2008 and 2007 was $1.0 million and $1.5 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the remainder of 2008 and the year ended December 31, 2009 to be approximately $0.7 million and $0.3 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of June 30, 2008	As of December 31, 2007
Goodwill	$40,539	$40,134

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows (in thousands):

	United States	Canada	Asia-Pacific	Total
Balance as of January 1, 2008	$208	$27,287	$12,639	$40,134
Effect of change in foreign currency exchange rates	21	(786)	1,170	405

Balance as of June 30, 2008	$229	$26,501	$13,809	$40,539

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Obligations under capital leases	$6,776	$7,350
Leased fiber capacity	4,760	5,201
Senior secured term loan facility	96,750	97,250
Financing facility	35,000	35,000
Senior notes	200,186	255,270
Senior secured notes	206,744	113,947
Exchangeable senior notes	25,706	63,363
Convertible senior notes	33,954	76,196
Step up convertible subordinated debentures	8,301	20,326

Subtotal	618,177	673,903
Less: Current portion of long-term obligations	(9,301)	(11,228)

Total long-term obligations	$608,876	$662,675

Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility	Senior Notes	Convertible and Exchangeable Senior Notes (2)	Step Up Convertible Subordinated Debentures	Senior Secured Notes (2)	Total
2008 (as of June 30, 2008)	$5,477	$5,234	$1,562	$8,344	$1,225	$346	$13,486	$35,674
2009	3,550	10,396	3,124	30,875	2,451	9,332	24,980	84,708
2010	3,327	10,298	3,124	14,880	59,436	—	24,980	116,045
2011	75	94,250	3,124	14,880	—	—	186,789	299,118
2012	44	—	35,781	14,880	—	—	—	50,705
Thereafter	62	—	—	208,320	—	—	—	208,382

Total Minimum Principal & Interest Payments	12,535	120,178	46,715	292,179	63,112	9,678	250,235	794,632
Less: Amount Representing Interest	(999)	(23,428)	(11,715)	(91,993)	(5,543)	(1,037)	(74,934)	(209,649)

Face Value of Long-Term Obligations	11,536	96,750	35,000	200,186	57,569	8,641	175,301	584,983
Amount Representing Premium (Discount)	—	—	—	—	(246)	(340)	5,038	4,452
Add: Exchangeable Senior Notes and Senior Secured Notes Interest Treated as Long-Term Obligations	—	—	—	—	2,337	—	26,405	28,742

Book Value of Long Term Obligations	$11,536	$96,750	$35,000	$200,186	$59,660	$8,301	$206,744	$618,177

(1)	For preparation of this table, the Company has assumed the interest rate of the Senior Secured Term Loan Facility to be 9.8%, which is the interest rate at June 30, 2008.

(2)

For preparation of this table, the Company has shown separately the cash interest payments of the 5% Exchangeable Senior Notes and the portion of the 14 1/4% Senior Secured Notes that were issued through troubled debt restructurings as a portion of long-term obligations (see “Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2008, 2009 and 2010 is $0.6 million, $1.2 million and $0.6 million, respectively. The interest due on this portion of the 14 1/4% Senior Secured Notes in 2008, 2009, 2010 and 2011 is $5.4 million, $8.8 million, $8.8 million and $3.4 million, respectively.

The indentures governing the senior notes, senior secured notes, senior secured term loan facility, convertible and exchangeable senior notes, and step up convertible subordinated debentures, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company. The Company was in compliance with the above covenants at June 30, 2008.

Senior Secured Term Loan Facility

In February 2005, a direct wholly-owned subsidiary of the Company, Primus Telecommunications Holding, Inc. (PTHI), entered into a six-year, $100 million senior secured term loan facility (the “Facility”). Each borrowing made under the Facility may be, at the election of PTHI at the time of the borrowing, a London Inter- Bank Offered Rate (LIBOR) loan (which will bear interest at a rate equal to LIBOR + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.0%). The Facility contains no financial maintenance covenants. The Company borrowed $100 million under this Facility in February 2005.

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

In February 2007, the Company received unanimous consent to an amendment of its existing $100 million Facility. This amendment enables Primus Telecommunications IHC, Inc. (IHC), a wholly-owned indirect subsidiary of the Company, to issue and have at any one time outstanding up to $200 million of existing authorized indebtedness in the form of newly authorized secured notes with a second lien security position. Pursuant to this authorization, the Company has issued certain secured second lien notes (“14 1/4 % Senior Secured Notes”). The amendment allowed for an increase of  1/4% to the interest rate of the Facility and adjusted the early call features.

The effective interest rate for the Facility at June 30, 2008 was 9.8%.

Financing Facility

In March 2007, the Company entered into a Senior Secured Credit Agreement (“Credit Agreement”) with a financial institution, to refinance an existing Canadian credit facility. The Credit Agreement provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matures in March 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Credit Agreement is secured by the assets of the Company’s Canadian operations and certain guarantees. In October 2007, the Company entered into a cross-currency principal and interest rate swap agreement, a portion of which was required by the Credit Agreement, which fixed the interest rate at 9.21% starting from October 31, 2007. At June 30, 2008, the Company had an outstanding liability of $35.0 million.

Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures

14 1/4% Senior Secured Notes

In February 2007, subsequent to the effectiveness of the amendment of the Facility, IHC issued in a private transaction $57.2 million principal amount of the 14 1/ 4% Senior Secured Notes in exchange for $40.7 million principal amount of the Company’s outstanding 12 3/4% Senior Notes and $23.6 million in cash. This exchange has been accounted for as a modification of debt with a portion deemed to be a troubled debt restructuring. In March 2007, IHC also issued for cash in private transactions an additional $51.0 million principal amount of 14 1/4% Senior Secured Notes with a $0.3 million discount. Net cash proceeds from the 14 1/4% Senior Secured Notes issuance, after giving effect to expenses, discounts and fees related to all of the foregoing transactions (including the amendment of the Facility) is $69.2 million. The Company recorded $5.1 million in costs associated with this issuance of the 14 1/4% Senior Secured Notes, which have been recorded as a loss on restructuring of debt.

In May 2008, IHC issued $67.1 million principal amount of the 14 1 /4% Senior Secured Notes in exchange for $49.0 million principal amount of the Company’s 8% senior notes due 2014 (“8% Senior Notes”), $33.0 million principal amount of the Company’s 5% exchangeable senior notes due June 2010 (“5% Exchangeable Senior Notes”), $43.1 million principal amount of the Company’s 3 3/4% convertible senior notes due 2010 (“3 3/4% Convertible Senior Notes”), $5.3 million principal amount of the Company’s 12 3/4% senior notes due 2009 (“12 3/4% Senior Notes”), and $4.7 million in cash. All exchanges were deemed troubled debt restructurings, and accordingly, have been accounted for as modifications of debt, with future cash interest payments of $26.4 million being recorded in long-term obligations. The Company recognized a gain on restructuring of debt of $32.2 million in connection with this exchange, including the expensing of $0.5 million of financing costs.

The 14 1/4% Senior Secured Notes will mature on May 20, 2011 with early redemption at a premium to par at IHC’s option at any time after February 2008. During specified periods, IHC may redeem at par up to 35% of the aggregate principal amount of the 14 1/4% Senior Secured Notes with the net cash proceeds of certain equity offerings of the Company. Accrued interest will be paid each May 31st and November 30th, beginning May 31st, 2007. The effective interest rate for the 14 1/4% Senior Secured Notes at June 30, 2008 was 12.4% for those amounts not related to the troubled debt restructuring discussed above (see Note 12—”Guarantor/Non-Guarantor Consolidating Condensed Financial Information.”)

5% Exchangeable Senior Notes

In the second quarter 2006, the Company completed the exchange of $54.8 million principal amount of the Company’s 3 3/4% Convertible Senior Notes and $20.5 million in cash for $56.3 million principal amount of PTHI’s 5% Exchangeable Senior Notes. This exchange was deemed a troubled debt restructuring, and accordingly, has been accounted for as a modification of debt, with total future cash payments of $67.6 million being recorded in long-term obligations. The Company recognized a gain on restructuring of debt of $4.8 million in connection with this exchange, including the expensing of $2.9 million of financing costs.

The 5% Exchangeable Senior Notes mature on June 30, 2010, as a result of the Company increasing its equity (through designated transactions) in the aggregate of $25 million during June and July 2007. Interest on the 5% Exchangeable Senior Notes is paid at the rate of 5% per annum on each June 30 and December 30, beginning on December 30, 2006. Under certain circumstances, the Company may elect to make interest payments in shares of common stock, although the holders of the 5% Exchangeable Senior Notes were entitled to receive the first two semi-annual interest payments wholly in cash. The 5% Exchangeable Senior Notes are exchangeable, in the aggregate, into 19,474,167 shares of the Company’s common stock at a conversion price of $1.20 per share of common stock, subject to adjustment. If the closing bid price of the Company’s common stock, for at least 20 trading days in any consecutive 30 trading-day period, exceeds 150% of the conversion price then in effect, the Company may elect to exchange the senior notes for shares of the Company’s common stock at the conversion price, subject to certain conditions, including that no more than 50% of the 5% Exchangeable Senior Notes may be exchanged by the Company within any 30-day period. As of June 30, 2008, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may require the Company to repurchase the 5% Exchangeable Senior Notes at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The 5% Exchangeable Senior Notes are guaranteed by Primus Telecommunications Group, Incorporated (PTGI) (see Note 12—”Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

In May 2008, the Company restructured $33.0 million principal amount of the 5% Exchangeable Senior Notes; see prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote.

Step Up Convertible Subordinated Debentures

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

The Step Up Convertible Subordinated Debentures will mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The Step Up Convertible Subordinated Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009. The Indenture permits the Company, at its sole option, to require conversion if the Company’s stock trades at 150% of the conversion price for at least 20 days within a 30 day period, subject to certain conditions, including that no more than 25% of the notes may be exchanged within any 30 day trading period. As of June 30, 2008, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price.

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

Step Up Convertible Subordinated Debentures and 3 3/4% Convertible Senior Notes Supplemental Information

At the time of issuance of the Step Up Convertible Subordinated Debentures, the Company did not have sufficient authorized and unissued shares of common stock to satisfy exercise and conversion of all of its convertible instruments. Accordingly, the Company determined that the Step Up Convertible Subordinated Debentures, the 2000 Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes were hybrid instruments with characteristics of a debt host agreement and contained embedded derivative features that had characteristics and risks that were not clearly and closely associated with the debt host. In the first quarter 2006, the conversion options were determined to be derivative instruments to be bifurcated and recorded as a current liability at fair value. In the second quarter 2006, the Company’s shareholders voted to approve alternative proposals to authorize an amendment to the Company’s Certificate of Incorporation to affect a one-for-ten reverse stock split or to authorize an amendment of the Company’s Certificate of Incorporation allowing an increase of authorized common stock from 150,000,000 to 300,000,000. Either authorization ensured the Company would have the ability to control whether it has sufficient authorized and unissued shares of common stock to satisfy exercise and conversion of all of its convertible instruments. Therefore, the Company determined that the Step Up Convertible Subordinated Debentures, the 2000 Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes did not contain embedded derivative features as of the date of the shareholder vote, June 20, 2006, and added back the June 20, 2006 fair value of the embedded derivative into the debt balance. On July 27, 2006, the Board of Directors determined to increase the authorized shares of the common stock to 300,000,000.

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 3 3/4% Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company is accreting the difference between the face values of the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes. At June 30, 2008, the carrying value of the Step Up Convertible Subordinated Debentures (face value of $8.6 million) was $8.3 million, and the carrying value of the 3 3/4% Convertible Senior Notes (face value of $34.2 million) was $34.0 million. The effective interest rates of the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes at June 30, 2008 were 11.1% and 7.3%, respectively.

8% Senior Notes

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% Senior Notes with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 8% Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at June 30, 2008 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. The 8% Senior Notes are guaranteed by PTGI (see Note 12—”Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

During the year ended December 31, 2004, the Company reduced $5.0 million principal balance of the 8% Senior Notes through open market purchases. In May 2008, the Company restructured $49.0 million principal amount of the 8% Senior Notes; see prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote.

3 3/4% Convertible Senior Notes

In September 2003, the Company completed the sale of $132 million in aggregate principal amount of 3 3/4% Convertible Senior Notes. The 3 3/4% Convertible Senior Notes are due September 2010, with semi-annual interest payments due on March 15th and September 15th. The Company recorded $5.2 million in costs associated with the issuance of the 3 3/4% Convertible Senior Notes, which have been recorded as deferred financing costs in other assets. Holders of these notes may convert their notes into the Company’s common stock at any time prior to maturity at an initial conversion price of $9.3234 per share, which is equivalent to an initial conversion rate of 107.257 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. The outstanding notes are convertible in the aggregate into 3,668,190 shares of the Company’s common stock. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price.

In the second quarter 2006, the Company restructured $54.8 million principal amount of 3 3/4% Convertible Senior Notes; see prior disclosure regarding the 5% Exchangeable Senior Notes within this footnote. In May 2008, the Company restructured $43.1 million principal amount of 3 3/4% Convertible Senior Notes; see prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote.

12 3/4% Senior Notes

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of the 12 3/4% Senior Notes. The 12 3/4% Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004 and with an early redemption at par at the Company’s option at any time after October 15, 2007.

During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the 12 3/4% Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the 12 3/4% Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million principal amount of these senior notes. During the quarter ended March 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million principal amount of these senior notes. During the first quarter 2007, the Company restructured $40.7 million principal amount of the

12 3/4% Senior Notes; the Company entered into a supplemental indenture, amending the terms to eliminate certain covenants. See prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote. During the remainder of 2007, the Company retired $10.5 million principal amount of the 12 3/4% Senior Notes through open market purchases. In the first quarter of 2008, the Company made open market purchases of $0.8 million principal amount of its 12 3/ 4% Senior Notes, resulting in a $0.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs. In May 2008, the Company restructured $5.3 million principal amount of the 12 3/4% Senior Notes; see prior disclosure regarding the 14 1 /4% Senior Secured Notes within this footnote.

Leased Fiber Capacity

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance in three equal monthly principal payments in the first quarter 2007. In February 2007, the Company again renegotiated the payment terms of its $8.1 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. The interest rate remains 10.2%, and the interest payments continue monthly. At June 30, 2008 and December 31, 2007, the Company had a liability recorded in the amount of $4.7 million (4.9 million AUD) and $5.0 million (5.7 million AUD), respectively.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement for network equipment. Payments are made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.3%. At June 30, 2008 and December 31, 2007, the Company had a liability recorded under this agreement in the amount $4.6 million (4.8 million AUD) and $4.7 million (5.4 million AUD), respectively.

5. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of June 30, 2008 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2008 (as of June 30, 2008)	$5,477	$4,051	$7,960
2009	3,550	7,503	13,089
2010	3,327	3,316	10,018
2011	75	2,584	7,288
2012	44	1,587	5,692
Thereafter	62	—	12,174

Total minimum lease payments	12,535	19,041	56,221
Less: Amount representing interest	(999)	—	—

	$11,536	$19,041	$56,221

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $10.2 million and $0.1 million for the three months ended June 30, 2008 and June 30, 2007, respectively. The Company made purchases under purchase commitments of $19.1 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively.

Rent expense under operating leases was $4.7 million and $4.6 million for the three months ended June 30, 2008 and 2007, respectively. Rent expense under operating leases was $9.1 million and $8.0 million for the six months ended June 30, 2008 and 2007, respectively.

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company believes that any aggregate liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. (See Note 2—”Summary of Significant Accounting Policies”).

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

A summary of stock option activity during the six months ended June 30 is as follows:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—January 1	7,368,262	$2.09	7,919,267	$2.15
Granted	1,035,000	$0.35	90,000	$0.99
Exercised	—	$—	—	$—
Forfeitures	(333,693)	$2.52	(452,801)	$2.28

Outstanding—June 30	8,069,569	$1.86	7,556,466	$2.13

Eligible for exercise—end of quarter	6,637,527	$2.15	6,587,349	$2.32

The following table summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$0.27	80,000	9.83	$0.27	$5,600	—	0.00	$—	$—
$0.36 to $0.65	1,173,167	8.79	$0.41	$—	182,500	4.86	$0.60	$—
$0.73 to $0.88	724,333	7.20	$0.79	$—	515,997	7.00	$0.79	$—
$0.90	757,321	3.02	$0.90	$—	757,321	3.02	$0.90	$—
$0.92	772,080	7.36	$0.92	$—	649,041	7.36	$0.92	$—
$0.93 to $0.99	110,000	4.64	$0.98	$—	80,000	4.89	$0.98	$—
$1.33 to $1.61	19,500	5.31	$1.47	$—	19,500	5.31	$1.47	$—
$1.65	1,477,773	4.47	$1.65	$—	1,477,773	4.47	$1.65	$—
$1.90 to $2.38	1,716,045	4.50	$1.97	$—	1,716,045	4.50	$1.97	$—
$3.03 to $6.30	1,214,500	6.09	$4.98	$—	1,214,500	6.09	$4.98	$—
$12.31 to $17.44	16,800	1.02	$15.01	$—	16,800	1.02	$15.01	$—
$31.94	8,050	1.59	$31.94	$—	8,050	1.59	$31.94	$—

	8,069,569	5.78	$1.86	$5,600	6,637,527	5.09	$2.15	$—

The number of unvested options expected to vest is 0.6 million shares, with a weighted average remaining life of 9.0 years, a weighted average exercise price of $0.47, and an intrinsic value of $6 thousand.

In 2007, 100,000 restricted stock units were granted, which is the only grant to date. None have vested as their vesting schedule is to vest 100% three years from grant date. The fair market value of the stock units at the grant date was $0.40 per share. In the second quarter of 2008, the Company recognized $3 thousand expense related to this grant.

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for three months and six months ended June 30, 2008 and June 30, 2007. As of June 30, 2008, 54,000 shares have been issued, and none are considered restricted.

7. GAIN OR LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT

In May 2008, the Company exchanged $49.0 million principal amount of the Company’s 8% Senior Notes, $33.0 million principal amount of the Company’s 5% Exchangeable Senior Notes, $43.1 million principal amount of the Company’s 3 3/4% Convertible Senior Notes, $5.3 million principal amount of the Company’s 12 3/4% 1999 Senior Notes, and $4.7 million of cash for $67.1 million principal amount of the Company’s 14 1/4% Senior Secured Notes, resulting in a gain on restructuring of debt of $32.2 million including the expensing of $0.5 million of related financing costs.

In the first quarter 2008, the Company made open market purchases of $0.8 million of its 12 3/4% Senior Notes, resulting in a $0.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

In the first quarter 2008, the Company made open market purchases of $13.8 million principal amount of its Step Up Convertible Subordinated Debentures, resulting in a $2.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs, discount and effective interest.

In June 2007, the Company exchanged 6,000,000 shares of the Company’s common stock for the extinguishment of $5.0 million principal amount of its Step Up Convertible Subordinated Debentures, resulting in a loss on early extinguishment of debt of $2.3 million, including the write-off of related deferred financing costs and debt discount.

In March 2007, the Company refinanced an existing Canadian credit facility and recognized a $0.9 million loss on early extinguishment of debt for pre-payment penalties and the write-off of related deferred financing costs.

In February 2007, IHC issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes, in exchange for $40.7 million principal amount of the Company’s outstanding 12 3/4% Senior Notes and $23.6 million in cash. The Company recognized a loss on restructuring of debt of $5.1 million in connection with this exchange.

8. INCOME TAXES

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2000, 2002-2007
Australia	2002-2007
Canada	2003-2007
United Kingdom	2002-2007
Netherlands	2002-2007

During the second quarter of 2008 the Company concluded the Canadian audits for years 2000, 2001 and 2002. The final settlement of the audits resulted in a FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” release of liability of $3.2 million which impacted the effective rate. Upon conclusion of the prior year audits, Canada initiated audits for years 2004, 2005 and 2006 with expected completion during the first half of 2009. The Company is undergoing an examination in the Netherlands for the years 2002, 2003, 2004, and 2005 with an expected completion before year end 2008. The Company is also currently under examination in other foreign tax jurisdictions, none of which are individually material. As of June 30, 2008, $104.0 million of unrecognized tax benefits have been recorded in accordance with FIN No. 48.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements as a result of the adoption of

FIN No. 48, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

On an ongoing basis, the Company monitors activity in its 5% shareholder base for substantial changes in ownership as defined under Internal Revenue Code Section 382 (“Section 382”). In 2007 and the rest of the testing periods under Section 382, the Company has had significant activity in this shareholder base, but upon review of the 13G filings and other available data the Company believes that an ownership change did not occur during 2007 or during the six months ended June 30, 2008. If a change is to occur, the resulting Section 382 limitation would place severe limits on the Company’s ability to utilize the United States net operating losses.

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

Summary information with respect to the Company’s segments is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Revenue by Geographic Region
United States
United States	$42,505	$42,887	$85,164	$88,755
Other	2,680	1,521	4,837	2,666

Total United States	45,185	44,408	90,001	91,421

Canada
Canada	68,989	63,588	137,438	126,372

Total Canada	68,989	63,588	137,438	126,372

Europe
United Kingdom	22,204	25,100	39,581	49,973
Germany	4,839	5,200	9,746	10,116
Other	18,618	15,142	34,324	30,265

Total Europe	45,661	45,442	83,651	90,354

Asia-Pacific
Australia	75,992	71,950	150,066	142,151
Other	635	1,042	1,384	2,135

Total Asia-Pacific	76,627	72,992	151,452	144,286

Total net revenue	$236,462	$226,430	$462,542	$452,433

Net Revenue by Segment
United States	$25,125	$28,352	$50,415	$55,745
Canada	68,989	63,500	137,438	126,160
Europe	16,925	18,431	32,690	38,472
Asia-Pacific	76,557	72,630	151,278	143,552
Wholesale	48,866	43,517	90,721	88,504

Total	$236,462	$226,430	$462,542	$452,433

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Provision for Doubtful Accounts Receivable
United States	$831	$131	$1,635	$734
Canada	531	525	877	1,281
Europe	200	238	398	143
Asia-Pacific	961	946	2,228	2,350
Wholesale	345	157	558	381

Total	$2,868	$1,997	$5,696	$4,889

Income (Loss) from Operations
United States	$(1,970)	$(597)	$(1,468)	$(3,942)
Canada	11,840	9,919	23,365	18,682
Europe	(2,007)	(3,218)	(3,472)	(4,079)
Asia-Pacific	7,931	3,216	7,888	6,986
Wholesale	(528)	(1,068)	(1,296)	(1,669)

Total	$15,266	$8,252	$25,017	$15,978

Capital Expenditures
United States	$330	$545	$690	$829
Canada	3,181	5,029	5,323	9,337
Europe	214	2,247	680	2,529
Asia-Pacific	4,017	2,830	7,906	4,346

Total	$7,742	$10,651	$14,599	$17,041

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	June 30, 2008	December 31, 2007
Property and Equipment—Net
United States
United States	$16,731	$18,430
Other	693	597

Total United States	17,424	19,027

Canada
Canada	53,752	54,787

Total Canada	53,752	54,787

Europe
United Kingdom	8,221	8,718
Germany	640	700
Other	1,073	970

Total Europe	9,934	10,388

Asia-Pacific
Australia	66,484	60,233
Other	159	164

Total Asia-Pacific	66,643	60,397

Total	$147,753	$144,599

	June 30, 2008	December 31, 2007
Assets
United States
United States	$41,687	$71,782
Other	5,636	5,429

Total United States	47,323	77,211

Canada
Canada	148,762	166,817

Total Canada	148,762	166,817

Europe
United Kingdom	28,117	21,434
Germany	6,028	5,803
Other	51,330	52,428

Total Europe	85,475	79,665

Asia-Pacific
Australia	141,484	132,948
Other	3,882	3,762

Total Asia-Pacific	145,366	136,710

Total	$426,926	$460,403

The Company offers three main products—voice, data/Internet and VOIP in all of its segments. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Voice	$148,756	$151,545	$292,513	$304,308
Data/Internet	48,977	44,870	96,392	88,149
VOIP	38,729	30,015	73,637	59,976

Total	$236,462	$226,430	$462,542	$452,433

10. DISCONTINUED OPERATIONS

During the second quarter 2008, the Company determined to sell its German retail operations, and therefore, is reporting this unit as discontinued operations.

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

As a result of these events, the Company’s consolidated financial statements reflect the German retail operations, discontinued German subsidiary and Planet Domain operations as discontinued operations for the three and six months ended June 30, 2008 and 2007. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of German retail operations, the discontinued German subsidiary and Planet Domain operations for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$475	$2,172	$996	$4,726
Operating expenses	566	2,328	1,176	4,979

Loss from operations	(91)	(156)	(180)	(253)
Interest expense	—	(10)	—	(16)
Interest income and other income	—	—	—	3

Loss from discontinued operations	$(91)	$(166)	$(180)	$(266)

11. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period.

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon conversion of its 5% Exchangeable Senior Notes, the Step Up Convertible Subordinated Debentures, the 3 3/4% Convertible Senior Notes and the 2000 Convertible Subordinated Debentures.

For the three months ended June 30, 2008, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	8.0 million shares issuable upon exercise of stock options.

For the six months ended June 30, 2008, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	8.0 million shares issuable upon exercise of stock options, and

•	7.2 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes.

For the three months ended June 30, 2007, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	6.8 million shares issuable upon exercise of stock options, and

•	8.3 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes.

For the six months ended June 30, 2007, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	7.4 million shares issuable upon exercise of stock options,

•	8.3 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes, and

•	0.1 million shares issuable upon conversion of the 2000 Convertible Subordinated Debentures.

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$46,615	$12,267	$43,705	$3,767
Loss from discontinued operations, net of tax	(91)	(166)	(180)	(266)
Gain from sale of discontinued operations, net of tax	—	—	—	5,958

Income attributable to common stockholders—basic	46,524	12,101	43,525	9,459

Adjustment for interest expense on Step Up Convertible Subordinated Debentures	231	477	874	976
Adjustment for interest expense on 3 3/4% Convertible Senior Notes	741	—	—	—

Income attributable to common stockholders—diluted	$47,496	$12,578	$44,399	$10,435

Weighted average common shares outstanding—basic	142,633	115,715	142,633	114,928
In-the-money options exercisable under stock option compensation plans	—	27	—	10
5% Exchangeable Senior Notes	34,261	46,936	40,598	46,936
Step Up Convertible Subordinated Debentures	7,280	22,041	11,990	22,593
3 3/4% Convertible Senior Notes	6,154	—	—	—

Weighted average common shares outstanding—diluted	190,328	184,719	195,221	184,467

Basic income (loss) per common share:
Income from continuing operations	$0.33	$0.11	$0.31	$0.03
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)
Gain from sale of discontinued operations	—	—	—	0.05

Net income	$0.33	$0.10	$0.31	$0.08

Diluted income (loss) per common share:
Income from continuing operations	$0.25	$0.07	$0.23	$0.02
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Gain from sale of discontinued operations	—	—	—	0.04

Net income	$0.25	$0.07	$0.23	$0.06

12. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Subsequent to the issuance of the 2007 consolidated financial statements, the Company determined that its 2007 disclosures of consolidating financial information incorrectly excluded the intercompany interest and related accrued intercompany receivables and payables that resulted from three intercompany loans between IHC, PTGI and PTHI. The effects of this correction on the 2007 consolidating condensed financial statements are shown in the table below. The consolidating condensed statements of operations for the three months and six months ended June 30, 2007, the consolidating condensed statements of cash flows for the six months ended June 30, 2007, and the consolidating condensed balance sheets at December 31, 2007 contained herein have been restated to include the effects of the adjustments shown in the tables below as increases (decreases) in the effected line items to reflect correctly intercompany interest charged by IHC to PTGI and PTHI on intercompany notes issued in 2007. The effects of this correction on the consolidating condensed statements of operations and cash flows for the year ended December 31, 2007 and the quarter ended September 30, 2007 will be presented in future filings.

	PTGI	PTHI	Other	PTGI	PTHI	Other
	For the six months ended June 30, 2007			For the year ended December 31, 2007
Statements of Operations:
Intercompany interest	$(1,633)	$(2,782)	$4,415	$(4,037)	$(7,881)	$11,918
Equity in net income (loss) of subsidiaries	$1,633	$4,415	$—	$4,037	$11,918	$—
Net income	$—	$1,633	$4,415	$—	$4,037	$11,918

Statements of Cash Flows:
Net cash used in operating activities	$(1,633)	$(2,782)	$4,415	$(4,037)	$(7,881)	$11,918
Net cash provided by investing activities	1,633	2,782	—	4,037	7,881	—
Net cash provided by (used in) financing activities	—	—	(4,415)	—	—	(11,918)

Net change in cash and cash equivalents	$—	$—	$—	$—	$—	$—

				December 31, 2007
Balance sheets:
Investment in subsidiaries				$4,037	$11,918	$—
Intercompany payable				$4,037	$7,881	$(11,918)
Total stockholders’ equity (deficit)				$—	$4,037	$11,918

	PTGI	IHC	Guarantor Subsidiaries	PTGI	IHC	Guarantor Subsidiaries
	For the six months ended June 30, 2007			For the year ended December 31, 2007
Statements of Operations:
Intercompany interest	$(1,633)	$4,415	$(2,782)	$(4,037)	$11,918	$(7,881)
Equity in net income (loss) of subsidiaries	$1,633	$—	$4,415	$4,037	$—	$11,918
Net income	$—	$4,415	$1,633	$—	$11,918	$4,037

Statements of Cash Flows:
Net cash used in operating activities	$(1,633)	$4,415	$(2,782)	$(4,037)	$11,918	$(7,881)
Net cash provided by investing activities	1,633	—	2,782	4,037	—	7,881
Net cash provided by (used in) financing activities	—	(4,415)	—	—	(11,918)	—

Net change in cash and cash equivalents	$—	$—	$—	$—	$—	$—

				December 31, 2007
Balance sheets:
Intercompany receivable				$—	$11,918	$—
Investment in subsidiaries				$4,037	$—	$11,918
Intercompany payable				$4,037	$—	$7,881
Total stockholders’ equity (deficit)				$—	$11,918	$4,037

In each consolidating presentation, the above described changes are completely offset by corresponding increases in the elimination entries. Accordingly, these changes have no effect on the Company’s consolidated financial statements.

The consolidating condensed statement of cash flows for the six months ended June 30, 2007 has been restated to correct the presentation of transactions that are settled, on a net basis, through the Company’s intercompany payables and receivables between PTGI (parent) and its subsidiaries and between PTHI and its subsidiaries. The Company had previously presented all such transactions as operating activities. Certain of these transactions should have been presented as investing and financing activities. Accordingly, the previous presentation of the statements of cash flows for the six months ended June 30, 2007 as contained in this Note have been corrected to add the lines entitled Proceeds from intercompany balance to cash flows from investing activities and Proceeds from (payments on) intercompany balance to cash flows from financing activities. In each consolidating presentation, the above described changes are completely offset by corresponding increases in the elimination entries. Accordingly, these changes have no effect on the Company’s consolidated financial statements.

Consolidating Financial Statements for PTHI Debt Issuances

PTHI’s 8% Senior Notes and 5% Exchangeable Senior Notes are fully and unconditionally guaranteed by PTGI on a senior basis as of June 30, 2008. PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of June 30, 2008 and December 31, 2007 and for three months and six months ended June 30, 2008 and June 30, 2007 are included for (a) PTGI on a stand-alone basis; (b) PTHI on a stand-alone basis; (c) PTGI’s indirect non-guarantor subsidiaries on a combined basis; and (d) PTGI on a consolidated basis.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$236,462	$—	$236,462
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	142,739	—	142,739
Selling, general and administrative	1,302	1,881	67,064	—	70,247
Depreciation and amortization	—	—	8,095	—	8,095
Loss on sale or disposal of assets	—	—	115	—	115

Total operating expenses	1,302	1,881	218,013	—	221,196

INCOME (LOSS) FROM OPERATIONS	(1,302)	(1,881)	18,449	—	15,266
INTEREST EXPENSE	(1,391)	(6,891)	(5,272)	—	(13,554)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(137)	—	354	—	217
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	9,861	22,784	(468)	—	32,177
INTEREST AND OTHER INCOME	5	—	1,987	—	1,992
FOREIGN CURRENCY TRANSACTION GAIN	1,399	103	6,632	—	8,134
INTERCOMPANY INTEREST	(4,815)	210	4,605	—	—
MANAGEMENT FEE	—	1,048	(1,048)	—	—

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	3,620	15,373	25,239	—	44,232
INCOME TAX BENEFIT	294	1,558	531	—	2,383

INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	3,914	16,931	25,770	—	46,615
EQUITY IN NET INCOME OF SUBSIDIARIES	42,610	25,679	—	(68,289)	—

INCOME FROM CONTINUING OPERATIONS	46,524	42,610	25,770	(68,289)	46,615
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(91)	—	(91)

NET INCOME	$46,524	$42,610	$25,679	$(68,289)	$46,524

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$462,542	$—	$462,542
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	284,518	—	284,518
Selling, general and administrative	2,574	3,609	133,233	—	139,416
Depreciation and amortization	—	—	16,056	—	16,056
Gain on sale or disposal of assets	—	—	(2,465)	—	(2,465)

Total operating expenses	2,574	3,609	431,342	—	437,525

INCOME (LOSS) FROM OPERATIONS	(2,574)	(3,609)	31,200	—	25,017
INTEREST EXPENSE	(3,308)	(14,801)	(10,638)	—	(28,747)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(512)	—	699	—	187
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	12,070	22,784	(367)	—	34,487
INTEREST AND OTHER INCOME	15	—	2,942	—	2,957
FOREIGN CURRENCY TRANSACTION GAIN	2,695	472	6,674	—	9,841
INTERCOMPANY INTEREST	(5,162)	(3,183)	8,345	—	—
MANAGEMENT FEE	—	2,991	(2,991)	—	—

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	3,224	4,654	35,864	—	43,742
INCOME TAX BENEFIT (EXPENSE)	210	1,087	(1,334)	—	(37)

INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	3,434	5,741	34,530	—	43,705
EQUITY IN NET INCOME OF SUBSIDIARIES	40,091	34,350	—	(74,441)	—

INCOME FROM CONTINUING OPERATIONS	43,525	40,091	34,530	(74,441)	43,705
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(180)	—	(180)

NET INCOME	$43,525	$40,091	$34,350	$(74,441)	$43,525

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$226,430	$—	$226,430
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	141,643	—	141,643
Selling, general and administrative	1,242	2,939	64,335	—	68,516
Depreciation and amortization	—	—	7,343	—	7,343
Loss on sale or disposal of assets	—	—	676	—	676

Total operating expenses	1,242	2,939	213,997	—	218,178

INCOME (LOSS) FROM OPERATIONS	(1,242)	(2,939)	12,433	—	8,252
INTEREST EXPENSE	(2,406)	(7,987)	(6,031)	—	(16,424)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(391)	—	315	—	(76)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,311)	(4)	—	—	(2,315)
INTEREST AND OTHER INCOME	48	—	1,010	—	1,058
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(2,103)	2,877	14,307	—	15,081
INTERCOMPANY INTEREST	(1,125)	(4,923)	6,048	—	—
MANAGEMENT FEE	—	1,244	(1,244)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(9,530)	(11,732)	26,838	—	5,576
INCOME TAX BENEFIT (EXPENSE)	2,397	(221)	4,515	—	6,691

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(7,133)	(11,953)	31,353	—	12,267
EQUITY IN NET INCOME OF SUBSIDIARIES	19,234	31,187	—	(50,421)	—

INCOME FROM CONTINUING OPERATIONS	12,101	19,234	31,353	(50,421)	12,267
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(166)	—	(166)

NET INCOME	$12,101	$19,234	$31,187	$(50,421)	$12,101

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$452,433	$—	$452,433
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	285,659	—	285,659
Selling, general and administrative	2,498	6,656	127,058	—	136,212
Depreciation and amortization	—	—	13,900	—	13,900
Loss on sale or disposal of assets	—	—	684	—	684

Total operating expenses	2,498	6,656	427,301	—	436,455

INCOME (LOSS) FROM OPERATIONS	(2,498)	(6,656)	25,132	—	15,978
INTEREST EXPENSE	(5,803)	(15,799)	(8,256)	—	(29,858)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(791)	—	417	—	(374)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,311)	(4)	(5,959)	—	(8,274)
INTEREST AND OTHER INCOME	334	—	2,220	—	2,554
FOREIGN CURRENCY TRANSACTION GAIN	3,848	455	13,752	—	18,055
INTERCOMPANY INTEREST	(673)	(5,184)	5,857	—	—
MANAGEMENT FEE	—	3,257	(3,257)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(7,894)	(23,931)	29,906	—	(1,919)
INCOME TAX BENEFIT (EXPENSE)	2,472	(221)	3,435	—	5,686

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(5,422)	(24,152)	33,341	—	3,767
EQUITY IN NET INCOME OF SUBSIDIARIES	14,881	39,033	—	(53,914)	—

INCOME FROM CONTINUING OPERATIONS	9,459	14,881	33,341	(53,914)	3,767
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(266)	—	(266)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	5,958	—	5,958

NET INCOME	$9,459	$14,881	$39,033	$(53,914)	$9,459

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	June 30, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,810	$(73)	$50,813	$—	$55,550
Restricted cash	—	—	—	—	—
Accounts receivable	—	—	118,412	—	118,412
Prepaid expenses and other current assets	123	4	19,343	—	19,470

Total current assets	4,933	(69)	188,568	—	193,432
INTERCOMPANY RECEIVABLES	96,854	1,071,411	—	(1,168,265)	—
INVESTMENTS IN SUBSIDIARIES	41,447	(619,846)	—	578,399	—
RESTRICTED CASH	—	—	10,782	—	10,782
PROPERTY AND EQUIPMENT—Net	—	—	147,753	—	147,753
GOODWILL	—	—	40,539	—	40,539
OTHER INTANGIBLE ASSETS—Net	—	—	989	—	989
OTHER ASSETS	527	5,163	27,741	—	33,431

TOTAL ASSETS	$143,761	$456,659	$416,372	$(589,866)	$426,926

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$359	$168	59,807	$—	$60,334
Accrued interconnection costs	—	—	49,396	—	49,396
Deferred revenue	—	—	15,839	—	15,839
Accrued expenses and other current liabilities	274	997	52,247	—	53,518
Accrued income taxes	85	—	26,237	—	26,322
Accrued interest	1,173	8,468	1,550	—	11,191
Current portion of long-term obligations	—	2,168	7,133	—	9,301

Total current liabilities	1,891	11,801	212,209	—	225,901
INTERCOMPANY PAYABLES	493,361	97,123	577,781	(1,168,265)	—
LONG-TERM OBLIGATIONS (net of premium of $4,452)	56,440	306,288	246,148	—	608,876
OTHER LIABILITIES	—	—	80	—	80

Total liabilities	551,692	415,212	1,036,218	(1,168,265)	834,857

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,426	—	—	—	1,426
Additional paid-in capital	718,827	1,161,930	305,844	(1,467,774)	718,827
Accumulated deficit	(1,031,253)	(1,024,352)	(838,264)	1,862,616	(1,031,253)
Accumulated other comprehensive loss	(96,931)	(96,131)	(87,426)	183,557	(96,931)

Total stockholders’ equity (deficit)	(407,931)	41,447	(619,846)	578,399	(407,931)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$143,761	$456,659	$416,372	$(589,866)	$426,926

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Six Months Ended June 30, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,525	$40,091	$34,350	$(74,441)	$43,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	5,696	—	5,696
Stock compensation expense	—	132	—	—	132
Depreciation and amortization	—	—	16,056	—	16,056
Gain on sale or disposal of assets	—	—	(2,465)	—	(2,465)
Accretion of debt (premium) discount	512	—	(699)	—	(187)
Equity in net income of subsidiary	(40,091)	(34,350)	—	74,441	—
Deferred income taxes	—	450	2,395	—	2,845
Gain (loss) on early extinguishment or restructuring of debt	(12,070)	(22,784)	367	—	(34,487)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(2,684)	(487)	(6,457)	—	(9,628)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	—	(6,388)	—	(6,388)
(Increase) decrease in prepaid expenses and other current assets	185	(4)	11,053	—	11,234
(Increase) decrease in other assets	388	579	(62)	—	905
Decrease in accounts payable	(447)	(239)	(15,953)	—	(16,639)
Increase in accrued interconnection costs	—	—	3,159	—	3,159
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	67	(235)	(2,911)	—	(3,079)
Decrease in accrued income taxes	(222)	(1,522)	(2,711)	—	(4,455)
Increase (decrease) in accrued interest	(871)	(223)	173	—	(921)

Net cash provided by (used in) operating activities	(11,708)	(18,592)	35,603	—	5,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(14,599)	—	(14,599)
Sale of property and equipment	—	—	805	—	805
Cash from disposition of business, net of cash disposed	—	—	1,676	—	1,676
Cash used in business acquisitions, net of cash acquired	—	—	(34)	—	(34)
Decrease in restricted cash	—	—	103	—	103
Proceeds from intercompany balance	27,636	17,339	—	(44,975)	—

Net cash provided by (used in) investing activities	27,636	17,339	(12,049)	(44,975)	(12,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	—	(11,217)
Principal payments on long-term obligations	(1,200)	(5,232)	(1,855)	—	(8,287)
Proceeds from (payments on) intercompany balance	—	6,447	(51,422)	44,975	—

Net cash provided by (used in) financing activities	(12,417)	1,215	(53,277)	44,975	(19,504)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	518	—	518

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,511	(38)	(29,205)	—	(25,732)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	(35)	80,018	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,810	$(73)	$50,813	$—	$55,550

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Six Months Ended June 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,459	$14,881	$39,033	$(53,914)	$9,459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	4,885	—	4,885
Stock compensation expense	—	125	—	—	125
Depreciation and amortization	—	—	13,946	—	13,946
Gain on sale or disposal of assets	—	—	(5,078)	—	(5,078)
Accretion of debt (premium) discount	791	—	(417)		374
Equity in net income of subsidiary	(14,881)	(39,033)	—	53,914	—
Loss on early extinguishment or restructuring of debt	2,311	4	5,959	—	8,274
Unrealized foreign currency transaction gain on intercompany and foreign debt	(7,550)	(2,194)	(9,763)	—	(19,507)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	1,028	—	1,028
Decrease in prepaid expenses and other current assets	93	—	1,960	—	2,053
(Increase) decrease in other assets	460	488	(1,054)	—	(106)
Increase (decrease) in accounts payable	(287)	3	(272)	—	(556)
Decrease in accrued interconnection costs	—	—	(4,645)	—	(4,645)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(3,242)	1,081	(1,754)	—	(3,915)
Increase (decrease) in accrued interest	(1,581)	(97)	649	—	(1,029)

Net cash provided by (used in) operating activities	(14,427)	(24,742)	44,477	—	5,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(17,041)	—	(17,041)
Cash from disposition of business, net of cash disposed	—	—	5,527	—	5,527
Decrease in restricted cash	—	—	596	—	596
Proceeds from intercompany balance	69,530	40,325	—	(109,855)	—

Net cash provided by (used in) investing activities	69,530	40,325	(10,918)	(109,855)	(10,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	109,275	—	109,275
Deferred financing costs	—	—	(6,570)	—	(6,570)
Principal payments on long-term obligations	(54,882)	(479)	(2,818)	—	(58,179)
Payment on intercompany balance	—	(15,097)	(94,758)	109,855	—

Net cash provided by (used in) financing activities	(54,882)	(15,576)	5,129	109,855	44,526

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,451	—	1,451

NET CHANGE IN CASH AND CASH EQUIVALENTS	221	7	40,139	—	40,367
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	(28)	60,581	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,985	$(21)	$100,720	$—	$104,684

Consolidating Financial Statements for IHC Debt Issuance

Primus Telecommunications IHC, Inc.’s 14 1/4% Senior Secured Notes are fully, unconditionally, jointly and severally guaranteed by PTGI on a senior basis as of June 30, 2008 and by PTHI, Primus Telecommunications, Inc., TresCom International Inc., Least Cost Routing, Inc., TresCom U.S.A., Inc., iPRIMUS USA, Inc., and iPRIMUS.com, Inc., 100% owned subsidiaries of PTGI (collectively, the “Other Guarantors”). PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of June 30, 2008 and December 31, 2007 and for three months and six months ended June 30, 2008 and June 30, 2007 are included for (a) PTGI on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) PTGI’s indirect non-guarantor subsidiaries on a combined basis and (e) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For Three Months Ended June 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$34,664	$201,798	$—	$236,462
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	28,027	114,712	—	142,739
Selling, general and administrative	1,302	83	9,230	59,632	—	70,247
Depreciation and amortization	—	—	815	7,280	—	8,095
(Gain) loss on sale or disposal of assets	—	—	(5)	120	—	115

Total operating expenses	1,302	83	38,067	181,744	—	221,196

INCOME (LOSS) FROM OPERATIONS	(1,302)	(83)	(3,403)	20,054	—	15,266
INTEREST EXPENSE	(1,391)	(3,932)	(6,894)	(1,337)	—	(13,554)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(137)	354	—	—	—	217
INCOME (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	9,861	(468)	22,784	—	—	32,177
INTEREST AND OTHER INCOME	5	—	2	1,985	—	1,992
FOREIGN CURRENCY TRANSACTION GAIN	1,399	2,762	116	3,857	—	8,134
INTERCOMPANY INTEREST	(4,815)	169	210	4,436	—	—
MANAGEMENT FEE	—	—	1,146	(1,146)	—	—
ROYALTY FEE	—	3,549	136	(3,685)	—	—

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	3,620	2,351	14,097	24,164	—	44,232
INCOME TAX BENEFIT	294	935	1,129	25	—	2,383

INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	3,914	3,286	15,226	24,189	—	46,615
EQUITY IN NET INCOME OF SUBSIDIARIES	42,610	—	25,679	—	(68,289)	—

INCOME FROM CONTINUING OPERATIONS	46,524	3,286	40,905	24,189	(68,289)	46,615
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(91)	—	(91)

NET INCOME	$46,524	$3,286	$40,905	$24,098	$(68,289)	$46,524

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For Six Months Ended June 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$69,697	$392,845	$—	$462,542
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	55,590	228,928	—	284,518
Selling, general and administrative	2,574	118	18,076	118,648	—	139,416
Depreciation and amortization	—	—	1,681	14,375	—	16,056
Loss on sale or disposal of assets	—	—	(805)	(1,660)	—	(2,465)

Total operating expenses	2,574	118	74,542	360,291	—	437,525

INCOME (LOSS) FROM OPERATIONS	(2,574)	(118)	(4,845)	32,554	—	25,017
INTEREST EXPENSE	(3,308)	(7,804)	(14,972)	(2,663)	—	(28,747)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(512)	699	—	—	—	187
INCOME (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	12,070	(475)	22,784	108	—	34,487
INTEREST AND OTHER INCOME	15	—	(5)	2,947	—	2,957
FOREIGN CURRENCY TRANSACTION GAIN	2,695	3,488	514	3,144	—	9,841
INTERCOMPANY INTEREST	(5,162)	5,859	(3,183)	2,486	—	—
MANAGEMENT FEE	—	—	3,251	(3,251)	—	—
ROYALTY FEE	—	7,306	—	(7,306)	—	—

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	3,224	8,955	3,544	28,019	—	43,742
INCOME TAX BENEFIT (EXPENSE)	210	470	625	(1,342)	—	(37)

INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	3,434	9,425	4,169	26,677	—	43,705
EQUITY IN NET INCOME OF SUBSIDIARIES	40,091	—	34,350	—	(74,441)	—

INCOME FROM CONTINUING OPERATIONS	43,525	9,425	38,519	26,677	(74,441)	43,705
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(180)	—	(180)

NET INCOME	$43,525	$9,425	$38,519	$26,497	$(74,441)	$43,525

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$35,232	$191,198	$—	$226,430
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	24,321	117,322	—	141,643
Selling, general and administrative	1,242	21	11,704	55,549	—	68,516
Depreciation and amortization	—	—	929	6,414	—	7,343
Loss on sale or disposal of assets	—	—	—	676	—	676

Total operating expenses	1,242	21	36,954	179,961	—	218,178

INCOME (LOSS) FROM OPERATIONS	(1,242)	(21)	(1,722)	11,237	—	8,252
INTEREST EXPENSE	(2,406)	(3,556)	(7,990)	(2,472)	—	(16,424)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(391)	—	—	315	—	(76)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,311)	—	(4)	—	—	(2,315)
INTEREST AND OTHER INCOME	48	—	12	998	—	1,058
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(2,103)	3,728	2,902	10,554	—	15,081
INTERCOMPANY INTEREST	(1,125)	3,013	(4,923)	3,035	—	—
MANAGEMENT FEE	—	—	1,381	(1,381)	—	—
ROYALTY FEE	—	3,583	(148)	(3,435)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(9,530)	6,747	(10,492)	18,851	—	5,576
INCOME TAX BENEFIT (EXPENSE)	2,397	(773)	(315)	5,382	—	6,691

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(7,133)	5,974	(10,807)	24,233	—	12,267
EQUITY IN NET INCOME OF SUBSIDIARIES	19,234	—	31,187	—	(50,421)	—

INCOME FROM CONTINUING OPERATIONS	12,101	5,974	20,380	24,233	(50,421)	12,267
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(166)	—	(166)

NET INCOME	$12,101	$5,974	$20,380	$24,067	$(50,421)	$12,101

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$73,996	$378,437	$—	$452,433
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	53,105	232,554	—	285,659
Selling, general and administrative	2,498	54	23,191	110,469	—	136,212
Depreciation and amortization	—	—	1,896	12,004	—	13,900
Loss on sale or disposal of assets	—	—	8	676	—	684

Total operating expenses	2,498	54	78,200	355,703	—	436,455

INCOME (LOSS) FROM OPERATIONS	(2,498)	(54)	(4,204)	22,734	—	15,978
INTEREST EXPENSE	(5,803)	(4,311)	(15,805)	(3,939)	—	(29,858)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(791)	—	—	417	—	(374)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,311)	(5,050)	(4)	(909)	—	(8,274)
INTEREST AND OTHER INCOME	334	—	29	2,191	—	2,554
FOREIGN CURRENCY TRANSACTION GAIN	3,848	4,486	486	9,235	—	18,055
INTERCOMPANY INTEREST	(673)	4,229	(5,184)	1,628	—	—
MANAGEMENT FEE	—	—	3,522	(3,522)	—	—
ROYALTY FEE	—	7,145	(297)	(6,848)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(7,894)	6,445	(21,457)	20,987	—	(1,919)
INCOME TAX BENEFIT (EXPENSE)	2,472	(1,023)	(409)	4,646	—	5,686

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(5,422)	5,422	(21,866)	25,633	—	3,767
EQUITY IN NET INCOME OF SUBSIDIARIES	14,881	—	39,033	—	(53,914)	—

INCOME FROM CONTINUING OPERATIONS	9,459	5,422	17,167	25,633	(53,914)	3,767
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(266)	—	(266)
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	5,958	—	5,958

NET INCOME	$9,459	$5,422	$17,167	$31,325	$(53,914)	$9,459

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands )

	June 30 , 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,810	$—	$243	$50,497	$—	$55,550
Accounts receivable	—	—	14,272	104,140	—	118,412
Prepaid expenses and other current assets	123	—	1,150	18,197	—	19,470

Total current assets	4,933	—	15,665	172,834	—	193,432
INTERCOMPANY RECEIVABLES	96,854	297,296	593,089	63,453	(1,050,692)	—
INVESTMENTS IN SUBSIDIARIES	41,447	—	(45,071)	—	3,624	—
RESTRICTED CASH	—	—	314	10,468	—	10,782
PROPERTY AND EQUIP MENT—Net	—	—	14,650	133,103	—	147,753
GOODWILL	—	—	—	40,539	—	40,539
OTHER INTANGIBLE ASSETS—Net	—	—	—	989	—	989
OTHER ASSETS	527	272	6,250	26,382	—	33,431

TOTAL ASSETS	$143,761	$297,568	$584,897	$447,768	$(1,047,068)	$426,926

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$359	$—	$4,403	$55,572	$—	$60,334
Accrued interconnection costs	—	—	17,556	31,840	—	49,396
Deferred revenue	—	—	1,069	14,770	—	15,839
Accrued expenses and other current liabilities	274	460	6,648	46,136	—	53,518
Accrued income taxes	85	3,946	1,007	21,284	—	26,322
Accrued interest	1,173	1,387	8,468	163	—	11,191
Current portion of long-term obligations	—	—	2,260	7,041	—	9,301

Total current liabilities	1,891	5,793	41,411	176,806	—	225,901
INTERCOMPANY PAYABLES	493,361	—	195,601	361,730	(1,050,692)	—
LONG-TERM OBLIGATIONS	56,440	206,744	306,438	39,254	—	608,876
OTHER LIABILITIES	—	—	—	80	—	80

Total liabilities	551,692	212,537	543,450	577,870	(1,050,692)	834,857

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,426	—	—	—	—	1,426
Additional paid-in capital	718,827	—	1,161,930	306,227	(1,468,157)	718,827
Retained earnings (accumulated deficit)	(1,031,253)	85,031	(1,024,352)	(344,158)	1,283,479	(1,031,253)
Accumulated other comprehensive loss	(96,931)	—	(96,131)	(92,171)	188,302	(96,931)

Total stockholders’ equity (deficit)	(407,931)	85,031	41,447	(130,102)	3,624	(407,931)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$143,761	$297,568	$584,897	$447,768	$(1,047,068)	$426,926

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Six Months Ended June 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,525	$9,425	$38,519	$26,497	$(74,441)	$43,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,132	4,564	—	5,696
Stock compensation expense	—	—	132	—	—	132
Depreciation and amortization	—	—	1,681	14,375	—	16,056
Gain on sale or disposal of assets	—	—	(805)	(1,660)	—	(2,465)
Accretion of debt (premium) discount	512	(699)	—	—	—	(187)
Equity in net (income) loss of subsidiary	(40,091)	—	(34,350)	—	74,441	—
Deferred income taxes	—	—	591	2,254	—	2,845
(Gain) loss on early extinguishment or restructuring of debt	(12,070)	475	(22,784)	(108)	—	(34,487)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(2,684)	(3,249)	(487)	(3,208)	—	(9,628)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	—	(1,403)	(4,985)	—	(6,388)
Decrease in prepaid expenses and other current assets	185	—	106	10,943	—	11,234
(Increase) decrease in other assets	388	11	518	(12)	—	905
(Increase) decrease in intercompany balance	—	(4,499)	(6,218)	10,717	—	—
Decrease in accounts payable	(447)	—	(486)	(15,706)	—	(16,639)
Increase in accrued interconnection costs	—	—	2,355	804	—	3,159
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	67	(4)	(1,718)	(1,424)	—	(3,079)
Decrease in accrued income taxes	(222)	(710)	(1,271)	(2,252)	—	(4,455)
Increase (decrease) in accrued interest	(871)	59	(223)	114	—	(921)

Net cash provided by (used in) operating activities	(11,708)	809	(24,711)	40,913	—	5,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(450)	(14,149)	—	(14,599)
Sale of property and equipment	—	—	805	—	—	805
Cash from disposition of business, net of cash disposed	—	—	—	1,676	—	1,676
Cash used for business acquisitions, net of cash acquired	—	—	—	(34)	—	(34)
Decrease in restricted cash	—	—	—	103	—	103
Proceeds from intercompany balance	27,636	—	14,409	—	(42,045)	—

Net cash provided by (used in) investing activities	27,636	—	14,764	(12,404)	(42,045)	(12,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	—	—	(11,217)
Principal payments on other long-term obligations	(1,200)	(3)	(5,245)	(1,839)	—	(8,287)
Proceeds from (payments on) intercompany balance	—	(806)	14,765	(56,004)	42,045	—

Net cash provided by (used in) financing activities	(12,417)	(809)	9,520	(57,843)	42,045	(19,504)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	518	—	518

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,511	—	(427)	(28,816)	—	(25,732)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	—	670	79,313	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,810	$—	$243	$50,497	$—	$55,550

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,459	$5,422	$17,167	$31,325	$(53,914)	$9,459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	599	4,286	—	4,885
Stock compensation expense	—	—	125	—	—	125
Depreciation and amortization	—	—	1,896	12,050	—	13,946
(Gain) loss on sale or disposal of assets	—	—	8	(5,086)	—	(5,078)
Accretion of debt (premium) discount	791	(417)	—	—	—	374
Equity in net gain of subsidiary	(14,881)	—	(39,033)	—	53,914	—
Loss on early extinguishment or restructuring of debt	2,311	5,050	4	909	—	8,274
Unrealized foreign currency transaction gain on intercompany and foreign debt	(7,550)	(2,997)	(2,194)	(6,766)	—	(19,507)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	—	—	3,669	(2,641)	—	1,028
Decrease in prepaid expenses and other current assets	93	—	86	1,874	—	2,053
(Increase) decrease in other assets	460	19	903	(1,488)	—	(106)
(Increase) decrease in intercompany balance	—	(8,325)	(838)	9,163	—	—
Increase (decrease) in accounts payable	(287)	—	(2,141)	1,872	—	(556)
Decrease in accrued interconnection costs	—	—	(4,579)	(66)	—	(4,645)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(3,242)	729	343	(1,745)	—	(3,915)
Increase (decrease) in accrued interest	(1,581)	1,328	(97)	(679)	—	(1,029)

Net cash provided by (used in) operating activities	(14,427)	809	(24,082)	43,008	—	5,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(454)	(16,587)	—	(17,041)
Cash from disposition of business, net of cash disposed	—	—	—	5,527	—	5,527
Decrease in restricted cash	—	—	541	55	—	596
Increase (decrease) in intercompany balance	69,530	—	36,956	—	(106,486)	—

Net cash provided by (used in) investing activities	69,530	—	37,043	(11,005)	(106,486)	(10,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	101,405	—	7,870	—	109,275
Deferred financing costs	—	—	—	(6,570)	—	(6,570)
Principal payments on capital leases, vendor financing and other long-term obligations	(54,882)	—	(529)	(2,768)	—	(58,179)
Increase (decrease) in intercompany balance	—	(102,214)	(12,494)	8,222	106,486	—

Net cash provided by (used in) financing activities	(54,882)	(809)	(13,023)	6,754	106,486	44,526

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	1,451	—	1,451

NET CHANGE IN CASH AND CASH EQUIVALENTS	221	—	(62)	40,208	—	40,367
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	—	(35)	60,588	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,985	$—	$(97)	$100,796	$—	$104,684

13. SUBSEQUENT EVENT

In July 2008, a consolidated, variable interest entity in Canada of which the Company currently owns less than 50% of the equity, sold certain primarily rural WiMax spectrum (a spectrum for transmission of sound, data, and video) assets (representing approximately 10% of the entity’s spectrum population coverage). The proceeds from the sale were $4.9 million ($5.0 million CAD).

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

Second Quarter 2008 Results and Accomplishments

Overall revenue increased in the first half of 2008 as compared to the same period a year ago. We have experienced declining usage and pricing in the legacy voice business, a decline in dial-up ISP services and a decline in low-margin prepaid services business. That revenue decline has been offset by increases in our wholesale sales and the continued growth of our higher margin broadband, VOIP, local, wireless, data and hosting services revenues, which in the second quarter 2008 are at an annualized net revenue run rate of approximately $247 million. Our objective is to continue to generate increased contribution from these products that exceeds the declines in legacy voice and dial-up Internet products. Our future growth and profitability are dependent upon accomplishing that goal.

We are encouraged by our second consecutive quarter of net revenue growth, and we are targeting slight year-over-year revenue growth for 2008. We are also pleased that continued increases in our growth products have eclipsed the decline in legacy services during the first two quarters of 2008. Growth in net revenue, together with continued cost management, has generated $15.3 million in income from operations, up sharply from $9.8 million in the first quarter. When excluding $5.8 million from a regulatory award involving excessive pricing by Telstra (see ACCC Ruling below) in this quarter and the $2.6 million gain on sale of assets in the first quarter, income from operations increased sequentially by 32%.

During the first two quarters of 2008, we accomplished the following: opened new, and expanded existing, data centers in Canada and Australia; expanded the global DSLAM footprint by 20 to a total of 303 to expand the availability of our local and broadband services; augmented network capacity to offer higher speed DSL services in Australia and Canada; and continued growth of the Company’s direct sales force and telemarketing capabilities across its major markets. As the currently available capacity through our infrastructure investment is adequate to meet our 2008 revenue goals, we now expect capital expenditures for the year to be in the $25 million to $30 million range, approximately $5 million lower than our prior guidance.

During the first quarter, we purchased and retired $15 million principal amount of the Company’s outstanding debt maturing in the latter half of 2009. We also completed the sales of a minority equity investment in a Japanese entity and surplus fiber assets for an aggregate $2.6 million in cash proceeds. During the second quarter, we reduced outstanding debt principal by $63.2 million through private exchange transactions. We successfully issued $67.1 million principal amount of new debt plus $4.7 million in cash in exchange for $130.3 million principal amount of outstanding debt. These transactions and normal debt amortization payments reduced overall debt principal levels from $664.3 million at December 31, 2007 to $585.0 million at the end of the second quarter 2008, reduced debt maturing in the latter half of 2009 from $28.1 million to $22.8 million, and reduced debt maturing in the latter half of 2010 from $133.6 million to $57.6 million.

Subsequent to the end of the second quarter, a consolidated, variable interest entity in Canada, of which the Company currently owns slightly less than 50% of the equity, sold certain primarily rural WIMAX spectrum (spectrum for transmission of sound, data, and video) assets (representing approximately 10% of the entity’s spectrum population coverage) for cash consideration of $4.9 million ($5.0 million CAD).

ACCC Ruling

In April 2008, the Australian Competition and Consumer Commission (ACCC) issued a Final Determination related to unconditional local loop services connection and call diversion charges (“2008 ACCC Ruling”). As a result, we received a $6.2 million ($6.5 million AUD) cash refund in June 2008 of a portion of fees previously paid, plus interest. Of the $6.2 million refund, $5.8 million was recognized as a reduction to cost of revenue.

PRIMUS 2007-2008 Transformation Strategy

In light of improved operating performance over the course of 2006, we announced a two-year Transformation Strategy as we entered 2007. One of our major priorities was to resume top line revenue growth before the end of 2008. With two successive quarters of top line revenue growth and with our adjusted guidance now targeting positive revenue growth for the full year 2008 over the prior year, assuming constant currency rates, we are on trajectory to meet this goal.

We also emphasized the need to strengthen our balance sheet significantly. At December 31, 2006, we had $639.6 million of debt principal outstanding. Through a series of subsequent debt issuances and exchanges we have reduced that figure to $585.0 million at June 30, 2008. Significantly, that net debt reduction was accompanied with an improvement to liquidity from sales of debt and equity, a more favorable schedule of maturities, and no material increase in cash interest obligations. However, while the Company has made substantial progress in strengthening its balance sheet, more needs to be accomplished.

Generating double digit annual growth in income from operations was another critical objective of the strategy. Our operating improvements reflect the execution of the following sub-strategies:

A)	Focus on improving sales productivity and margin enhancements by leveraging our network assets and increasing the revenue mix in favor of higher margin growth services; and

B)	Significantly improving our non-sales and marketing cost structure through increased outsourcing and/or off-shoring at lower cost locations globally and maintaining an aggressive cost management program.

While we continue to pursue the goal to sell select assets to improve liquidity as well as to narrow our geographic focus to our major franchises, prevailing uncertainty in the capital markets combined with a weak overall economic outlook is likely to extend our time horizon to meet the goal of generating $50 million in cash proceeds, particularly if valuation parameters are not at acceptable levels.

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

In the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months and six months ended June 30, 2008 and 2007 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the three months ended June 30,				For the six months ended June 30,
	2008	2007	Variance	Variance %	2008	2007	Variance	Variance %
Canada	$68,989	$63,588	$5,401	8%	$137,438	$126,372	$11,066	9%
Australia	$75,992	$71,950	$4,042	6%	$150,066	$142,151	$7,915	6%
United Kingdom	$22,204	$25,100	$(2,896)	(12)%	$39,581	$49,973	$(10,392)	(21)%
Europe*	$22,603	$19,660	$2,943	15%	$42,654	$38,993	$3,661	9%

Net Revenue by Location—in Local Currencies

	For the three months ended June 30,				For the six months ended June 30,
	2008	2007	Variance	Variance %	2008	2007	Variance	Variance %
Canada (in CAD)	69,710	69,951	(241)	(0)%	138,473	143,542	(5,069)	(4)%
Australia (in AUD)	80,598	86,643	(6,045)	(7)%	162,494	176,026	(13,532)	(8)%
United Kingdom (in GBP)	11,268	13,257	(1,989)	(15)%	20,054	26,788	(6,734)	(25)%
Europe* (in EUR)	14,466	14,582	(116)	(1)%	27,844	29,342	(1,498)	(5)%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

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

Results of Operations

Results of operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007

Net revenue increased $10.0 million or 4.4% to $236.5 million for the three months ended June 30, 2008 from $226.4 million for the three months ended June 30, 2007. Our revenue from broadband, VOIP, local, wireless, data and hosting services contributed $61.8 million for the three months ended June 30, 2008, as compared to $53.3 million for the three months ended June 30, 2007. Our wholesale carrier and prepaid services contributed $48.9 million and $10.1 million, respectively, for the three months ended June 30, 2008, as compared to $43.5 million and $11.6 million, respectively, for the three months ended June 30, 2007.

United States: United States retail net revenue decreased $3.2 million or 11.6% to $25.1 million for the three months ended June 30, 2008 from $28.4 million for the three months ended June 30, 2007. The decrease is primarily attributed to a decrease of $4.0 million in retail voice services and a decrease of $0.3 million in Internet services, offset by an increase of $1.0 million in retail VOIP.

Canada: Canada retail net revenue increased $5.5 million or 8.6% to $69.0 million for the three months ended June 30, 2008 from $63.5 million for the three months ended June 30, 2007. The increase is primarily attributed to an increase of $3.9 million in Internet, data and hosting services, an increase of $1.8 million in local service, an increase of $0.5 million in VOIP services and an increase of $0.3 million in wireless services. These increases were partially offset by a decrease of $0.2 million in prepaid services and a decrease of $0.9 million in retail voice services. The strengthening of the CAD against the USD accounted for a $5.6 million increase to revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Three Months Ended		Year-over-Year
	June 30, 2008 Net Revenue	June 30, 2007 Net Revenue	Variance	Variance %
United States	$22,445	$26,831	$(4,386)	(16)%
Canada	$68,989	$63,500	$5,489	9%
Other	$2,680	$1,521	$1,159	76%

Europe: European retail net revenue decreased $1.5 million or 8.2% to $16.9 million for the three months ended June 30, 2008 from $18.4 million for the three months ended June 30, 2007. The decrease is primarily attributable to a decrease of $1.7 million in retail voice services and a $0.4 million decrease in wireless services, offset by a $0.6 million increase in retail VOIP. The strengthening of the European currencies against the USD accounted for a $1.3 million increase to revenue, which is included in the explanations above, when comparing the exchange rates for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Three Months Ended June 30, 2008		For the Three Months Ended June 30, 2007		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$6,786	40%	$11,612	63%	$(4,826)	(42)%
France	5,050	30%	2,503	14%	2,547	102%
Belgium	2,141	13%	2,436	13%	(295)	(12)%
Spain	1,015	6%	1,149	6%	(134)	(12)%
Other	1,933	11%	731	4%	1,202	164%

Europe Total	$16,925	100%	$18,431	100%	$(1,506)	(8)%

Asia-Pacific: Asia-Pacific net revenue increased $3.9 million or 5.4% to $76.6 million for the three months ended June 30, 2008 from $72.6 million for the three months ended June 30, 2007. The increase is primarily attributable to a $1.8 million increase in Australia DSL services, a $3.6 million increase in Australia business and residential voice services, and a $0.3 million increase in wireless services, partially offset by an $1.1 million decrease in dial-up Internet services. The strengthening of the AUD against the USD accounted for a $9.7 million increase to revenue, which is included in the explanations above, which reflects changes in the exchange rates for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Three Months Ended June 30, 2008		For the Three Months Ended June 30, 2007		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$75,992	99%	$71,950	99%	$4,042	6%
Other	565	1%	680	1%	(115)	(17)%

Asia-Pacific Total	$76,557	100%	$72,630	100%	$3,927	5%

Wholesale: Wholesale net revenue increased $5.3 million or 12.2% to $48.9 million for the three months ended June 30, 2008 from $43.5 million for the three months ended June 30, 2007. The strengthening of the foreign currencies against the USD accounted for a $2.1 million increase to revenue and which reflects changes in the exchange rates for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The remaining increase occurred due to an increase in the wholesale business in the United States, United Kingdom and Italy.

The following table reflects net revenue for each major country (in thousands, except percentages):

Wholesale Revenue by Country—in USD

	For the Three Months Ended June 30, 2008		For the Three Months Ended June 30, 2007		Year-over-Year
	Net Revenue	% of Total Wholesale	Net Revenue	% of Total Wholesale	Variance	Variance %
United States	$20,060	41%	$16,055	37%	$4,005	25%
United Kingdom	15,418	32%	13,488	31%	1,930	14%
Germany	4,839	10%	5,200	12%	(361)	(7)%
Spain	1,906	4%	3,153	7%	(1,247)	(40)%
Italy	5,068	10%	3,271	8%	1,797	55%
Other	1,575	3%	2,350	5%	(775)	(33)%

Total	$48,866	100%	$43,517	100%	$5,349	12%

Cost of revenue increased $1.1 million to $142.7 million, or 60.4% of net revenue, for the three months ended June 30, 2008 from $141.6 million, or 62.6% of net revenue, for the three months ended June 30, 2007. We continue to grow revenue from our higher margin services and improve the cost efficiency of our network. We also received a benefit of $5.8 million in Australia from the 2008 ACCC Ruling which reduced our cost of revenue and more than offset the increase experienced in line with the revenue growth.

United States: United States cost of revenue increased $0.8 million or 6.8% to $12.9 million for the three months ended June 30, 2008 from $12.1 million for the three months ended June 30, 2007. The increase is primarily due to an increase of $1.4 million in retail VOIP, which is partially offset by a $0.5 million decrease in retail voice services.

Canada: Canada cost of revenue increased $1.2 million or 4.3% to $29.3 million for the three months ended June 30, 2008 from $28.1 million for the three months ended June 30, 2007. This increase in cost is due to an increase of $2.3 million in Internet services, $0.5 million increases in prepaid services and a $0.3 million increase in local services. The strengthening of the CAD against the USD accounted for a $2.5 million increase to cost of revenue, which reflects changes in the exchange rates for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Europe: European cost of revenue decreased by $0.7 million primarily due to a decrease of $1.5 million in net revenue.

Asia-Pacific: Asia-Pacific cost of revenue decreased $5.3 million primarily due to a $5.8 million reduction to cost of revenue from the 2008 ACCC Ruling. The strengthening of the AUD against the USD accounted for a $6.3 million increase to cost of revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Wholesale: Wholesale cost of revenue increased $5.1 million or 12.0% to $47.2 million for the three months ended June 30, 2008 from $42.2 million for the three months ended June 30, 2007 in line with the revenue increase. The strengthening of the foreign currencies against the USD accounted for a $2.1 million increase to cost of revenue, which is included in the above variance, and which reflects changes in the exchange rates for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Selling, general and administrative expenses increased $1.7 million to $70.2 million, or 29.7% of net revenue, for the three months ended June 30, 2008 from $68.5 million, or 30.3% of net revenue, for the three months ended June 30, 2007. The increase in selling, general and administrative expenses is attributable to an increase of $3.3 million in salaries and benefits for additional sales and sales support personnel, an increase of $1.0 million in advertising expenses, and an increase of $0.3 million in occupancy expenses. These increases were partially offset by a decrease of $2.1 million in professional fees because of fees for litigation defense and the FIN No. 48 Implementation, and a decrease of $1.0 million in general and administrative expenses.

United States: United States selling, general and administrative expenses decreased $2.1 million to $13.5 million for three months ended June 30, 2008 from $15.6 million for the three months ended June 30, 2007. The decrease is attributable to a decrease of $1.6 million in professional fees attributable to a drop in legal fees for litigation, a decrease of $0.4 million in salaries and benefits, and a decrease of $0.4 million in general and administrative expenses. These decreases were offset by an increase of $0.7 million in advertising expenses.

Canada: Canada selling, general and administrative expense increased $1.8 million to $25.1 million for the three months ended June 30, 2008 from $23.3 million for three months ended June 30, 2007. The increase is attributable to an increase of $1.6 million in salaries and benefits and an increase of $1.2 million in sales and marketing. These increases were partially offset by a decrease of $0.7 million in advertising expense and a decrease of $0.6 million in general and administrative expenses.

Europe: Europe selling, general and administrative expense decreased $1.5 million to $6.4 million for the three months ended June 30, 2008 from $7.8 million for the three months ended June 30, 2007. The decrease is attributable to a decrease of $0.7 million in sales and marketing expenses, a decrease of $0.3 million in occupancy expenses, and a decrease of $0.5 million in general and administrative expenses.

Asia-Pacific: Asia-Pacific selling, general and administrative expense increased $3.6 million to $23.2 million for the three months ended June 30, 2008 from $19.5 million for the three months ended June 30, 2007. The increase is attributable to an increase of $2.2 million in salaries and benefits expenses, an increase of $0.9 million in advertising expenses, an increase of $0.5 million in general and administrative expenses, and an increase of $0.5 million in occupancy expenses.

Wholesale: Wholesale selling, general and administrative expense decreased $0.1 million or 5.5% to $2.2 million for the three months ended June 30, 2008 from $2.3 million for the three months ended June 30, 2007.

Depreciation and amortization expense increased $0.8 million to $8.1 million for the three months ended June 30, 2008 from $7.3 million for the three months ended June 30, 2007. The increase consists of an increase in depreciation expense of $1.2 million for assets placed in service as we enhanced our network infrastructure and expanded our data centers.

(Gain) loss on sale or disposal of assets decreased by $0.6 million to $0.1 million for the three months ended June 30, 2008 as compared to $0.7 million for the three months ended June 30, 2007.

Interest expense and accretion on debt premium (discount), net decreased $3.2 million to $13.3 million for the three months ended June 30, 2008 from $16.5 million for the three months ended June 30, 2007. The decrease is mainly resulting from our debt restructuring activities.

Gain (loss) on early extinguishment or restructuring of debt was a $32.3 million gain for the three months ended June 30, 2008 as compared to a $2.3 million loss for the three months ended June 30, 2007. In the second quarter 2008, the Company exchanged $49.0 million principal amount of the Company’s 8% Senior Notes, $33.0 million principal amount of the Company’s 5% Exchangeable Senior Notes, $43.1 million principal amount of the Company’s 3 3/ 4% Convertible Senior Notes, $5.3 million principal amount of the Company’s 12 3/4% Senior Notes, and $4.7 million of cash for $67.1 million principal amount of newly issued 14 1/4% Senior Secured Notes of the Company and $4.7 million of cash resulting in a gain on restructuring of debt of $32.2 million including the expensing of related financing costs.

Foreign currency transaction gain was $8.2 million for the three months ended June 30, 2008 as compared to $15.1 million for the three months ended June 30, 2007. These gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit was $2.4 million benefit for the three months ended June 30, 2008 as compared to $6.7 million benefit for the three months ended June 30, 2007. The benefit consists of a favorable final settlement of Canadian audits for the years 2000, 2001 and 2002, which resulted in a release of a FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” liability of $3.2 million, partially offset by foreign withholding tax on intercompany interest and royalty fees owed to a United States subsidiary by our Canadian and Australian subsidiaries.

Results of operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007

Net revenue increased $10.1 million or 2.2% to $462.5 million for the six months ended June 30, 2008 from $452.4 million for the six months ended June 30, 2007. Our revenue from broadband, VOIP, local, wireless, data and hosting services contributed $121.8 million for the six months ended June 30, 2008, as compared to $103.3 million for the six months ended June 30, 2007. Our wholesale carrier and prepaid services contributed $90.7 million and $19.6 million, respectively, for the six months ended June 30, 2008, as compared to $88.5 million and $25.0 million, respectively, for the six months ended June 30, 2007.

United States: United States retail net revenue decreased $5.3 million or 9.6% to $50.4 million for the six months ended June 30, 2008 from $55.7 million for the six months ended June 30, 2007. The decrease is primarily attributed to a decrease of $7.1 million in retail voice services (for residential and small businesses) and a decrease of $0.7 million in Internet services, partially offset by an increase of $2.5 million in retail VOIP.

Canada: Canada retail net revenue increased $11.2 million or 8.9% to $137.4 million for the six months ended June 30, 2008 from $126.2 million for the six months ended June 30, 2007. The increase is primarily attributed to an increase of $8.3 million in Internet, data and hosting services, an increase of $4.5 million in local service, an increase of $1.0 million in VOIP services and an increase of $0.6 million in wireless services. These increases were partially offset by decreases of $2.2 million in prepaid services and $0.9 million in voice services. The strengthening of the CAD against the USD accounted for a $16.1 million increase to revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Six Months Ended		Year-over-Year
	June 30, 2008 Net Revenue	June 30, 2007 Net Revenue	Variance	Variance %
United States	$45,578	$53,079	$(7,501)	(14)%
Canada	$137,438	$126,160	$11,278	9%
Other	$4,837	$2,666	$2,171	81%

Europe: European retail net revenue decreased $5.8 million or 15.0% to $32.7 million for the six months ended June 30, 2008 from $38.5 million for the six months ended June 30, 2007. The decrease is primarily attributable to a $1.5 million decrease in low margin prepaid services, a $4.4 million decrease in retail voice services and a $0.9 million decrease in wireless services. These decreases were partially offset by an increase of $1.1 million in VOIP services. The strengthening of the European currencies against the USD accounted for a $2.7 million increase to revenue, which is included in the explanations above, when comparing the exchange rates for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Six Months Ended June 30, 2008		For the Six Months Ended June 30, 2007		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$13,600	42%	$23,762	62%	$(10,162)	(43)%
France	8,953	27%	4,614	12%	4,339	94%
Belgium	4,283	13%	4,839	13%	(556)	(11)%
Spain	2,312	7%	2,749	7%	(437)	(16)%
Other	3,542	11%	2,508	6%	1,034	41%

Europe Total	$32,690	100%	$38,472	100%	$(5,782)	(15)%

Asia-Pacific: Asia-Pacific net revenue increased $7.7 million or 5.4% to $151.3 million for the six months ended June 30, 2008 from $143.6 million for the six months ended June 30, 2007. The increase is primarily attributable to a $3.9 million increase in Australia DSL services, a $5.8 million increase in Australia business and residential voice services, and a $0.7 million increase in wireless services, partially offset by a $2.0 million decrease in dial-up Internet services. The strengthening of the AUD against the USD accounted for a $20.5 million increase to revenue, which is included in the explanations above, which reflects changes in the exchange rates for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Six Months Ended June 30, 2008		For the Six Months Ended June 30, 2007		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$150,066	99%	$142,151	99%	$7,915	6%
Other	1,212	1%	1,401	1%	(189)	(13)%

Asia-Pacific Total	$151,278	100%	$143,552	100%	$7,726	5%

Wholesale: Wholesale net revenue increased $2.2 million or 2.5% to $90.7 million for the six months ended June 30, 2008 from $88.5 million for the six months ended June 30, 2007. The strengthening of the foreign currencies against the USD accounted for a $4.1 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The following table reflects net revenue for each major country (in thousands, except percentages):

Wholesale Revenue by Country—in USD

	For the Six Months Ended June 30, 2008		For the Six Months Ended June 30, 2007		Year-over-Year
	Net Revenue	% of Total Wholesale	Net Revenue	% of Total Wholesale	Variance	Variance %
United States	$39,586	44%	$35,676	40%	$3,910	11%
United Kingdom	25,981	29%	26,211	30%	(230)	(1)%
Germany	9,748	11%	10,116	11%	(368)	(4)%
Spain	4,013	4%	5,426	6%	(1,413)	(26)%
Italy	7,851	9%	6,130	7%	1,721	28%
Other	3,542	3%	4,945	6%	(1,403)	(28)%

Total	$90,721	100%	$88,504	100%	$(2,217)	3%

Cost of revenue decreased $1.1 million to $284.5 million, or 61.5% of net revenue, for the six months ended June 30, 2008 from $285.7 million, or 63.1% of net revenue, for the six months ended June 30, 2007. We continue to grow revenue from our higher margin services and improve the cost efficiency of our network. We also received a benefit of $5.8 million in Australia from the 2008 ACCC Ruling which reduced our cost of revenue and more than offset the increase experienced in line with the revenue growth.

United States: United States cost of revenue decreased $0.1 million primarily due to a decrease of $1.4 million in retail revenue, offset by an increase of $1.4 million in VOIP services.

Canada: Canada cost of revenue increased $2.4 million primarily due to an increase of $7.3 million from the strengthening of the CAD against the USD which reflects changes in the exchange rates for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, offset by declines in line with changes in revenue.

Europe: European cost of revenue decreased by $2.3 million primarily due to a decrease of $5.8 million in net revenue.

Asia-Pacific: Asia-Pacific cost of revenue decreased $3.2 million primarily due to a decrease of $2.3 million in residential business and a decrease of $1.3 million in Internet services. We also realized a $5.8 million reduction to cost of revenue from the 2008 ACCC Ruling. These decreases were partially offset by an increase of $3.2 million in business services and an increase of $1.9 million in Australian DSL services. The strengthening of the AUD against the USD accounted for a $13.2 million increase to cost of revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Wholesale: Wholesale cost of revenue increased $2.1 million or 2.5% to $87.7 million for the six months ended June 30, 2008 from $85.6 million for the six months ended June 30, 2007 in line with the revenue increase. The strengthening of the foreign currencies against the USD accounted for a $4.0 million increase to cost of revenue, which is included in the above variance explanation, and which reflects changes in the exchange rates for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Selling, general and administrative expenses increased $3.2 million to $139.4 million, or 30.1% of net revenue, for the six months ended June 30, 2008 from $136.2 million, or 30.1% of net revenue, for the six months ended June 30, 2007. The increase in selling, general and administrative expenses is attributable to an increase of $5.8 million in salaries and benefits, an increase of $1.3 million in sales and marketing expenses, an increase of $1.1 million in advertising, and an increase of $1.6 million in occupancy expenses. These increases were partially offset by a decrease of $5.4 million in professional fees (described below) and a decrease of $1.6 million in general and administrative expenses.

United States: United States selling, general and administrative expenses decreased $4.6 million to $26.5 million for six months ended June 30, 2008 from $31.0 million for the six months ended June 30, 2007. The decrease is attributable to a decrease of $4.1 million in professional fees as the first quarter 2007 included significant expenses for litigation defense and the FIN No. 48 implementation.

Canada: Canada selling, general and administrative expense increased $3.1 million due to the strengthening of the CAD, accounting for a $6.0 million increase to selling, general and administrative expense. This increase was offset by declines in advertising and general and administrative expenses.

Europe: Europe selling, general and administrative expense decreased $3.2 million to $12.1 million for the six months ended June 30, 2008 from $15.3 million for the six months ended June 30, 2007. The decrease is attributable to a decrease of $1.7 million in sales and marketing expense primarily in prepaid services agent commissions, a decrease of $0.4 million in salaries and benefits, a decrease of $0.6 million in occupancy expenses, and a decrease of $0.4 million in general and administrative services.

Asia-Pacific: Asia-Pacific selling, general and administrative expense increased $8.0 million due to the strengthening of the AUD, accounting for a $5.5 million increase to selling, general and administrative expense and increases in sales and marketing, advertising and occupancy expenses.

Wholesale: Wholesale selling, general and administrative expense decreased $0.1 million or 1.6% to $4.2 million for the six months ended June 30, 2008 from $4.3 million for the six months ended June 30, 2007.

Depreciation and amortization expense increased $2.2 million to $16.1 million for the six months ended June 30, 2008 from $13.9 million for the six months ended June 30, 2007. The increase consists of an increase in depreciation expense of $2.6 million for assets placed in service as we enhanced our network infrastructure and expanded our data centers.

(Gain) loss on sale or disposal of assets was a $2.5 million gain for the six months ended June 30, 2008 compared to a $0.7 million loss for the six months ended June 30, 2007. In the six months ended June 30, 2008, we recognized a gain of $0.8 million associated with the sale of certain surplus fiber assets in the US and a gain of $1.8 million associated with a sale of a minority equity investment in a Japanese entity.

Interest expense and accretion on debt premium (discount), net decreased $1.7 million to $28.6 million for the six months ended June 30, 2008 from $30.2 million for the six months ended June 30, 2007. There was an increase of $3.2 million mainly resulting from issuance and exchange of our 14 1 /4% Senior Secured Notes, offset by a $4.8 million decrease mainly resulting from reductions in principal outstanding balances of our 12 3/4% Senior Notes, Step Up Convertible Subordinated Debentures, 8% Senior Notes, 5% Exchangeable Senior Notes, and 3 3/4% Convertible Senior Notes.

Gain (loss) on early extinguishment or restructuring of debt was a $34.5 million gain for the six months ended June 30, 2008 compared to an $8.3 million loss for the six months ended June 30, 2007. In the second quarter 2008, we exchanged $49.0 million principal amount of our 8% Senior Notes, $33.0 million principal amount of our 5% Exchangeable Senior Notes, $43.1 million principal amount of our 3 3/4% Convertible Senior Notes, $5.3 million principal amount of our 12 3/4% Senior Notes for $67.1 million principal amount of our newly issued 14 1/4% Senior Secured Notes and $4.7 million of cash, resulting in a gain on restructuring of debt of $32.2 million including the expensing of related financing costs. In the first quarter 2008, we made open market purchases of $0.8 million principal amount of our October 1999 Senior Notes and $13.8 million principal amount of our Step Up Convertible Subordinated Debentures, resulting in a $0.1 million and $2.1 million gain, respectively, on early extinguishment of debt including the write-off of related deferred financing costs, discount and effective interest.

In the second quarter 2007, we converted $5.0 million principal amount of our Step Up Convertible Subordinate Debentures to 6.0 million shares of our common stock, resulting in an induced debt conversion expense of $2.3 million, which includes deferred financing cost and discount write-offs. In first quarter 2007, we issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes in exchange for $40.7 million principal amount of the Company’s outstanding 12 3/4% Senior Notes and $23.6 million in cash. This exchange was deemed a debt modification, resulting in a $5.1 million loss on restructuring of debt for financing costs incurred. The remaining $0.9 million of expense in the three months ended June 30, 2007, resulted from costs related to the early retirement of a Canadian credit facility.

Foreign currency transaction gain was $9.8 million for the six months ended June 30, 2008 as compared to $18.1 million for the six months ended June 30, 2007. These gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense) was an expense of $37 thousand for the six months ended June 30, 2008 as compared to $5.7 million benefit for the six months ended June 30, 2007. The six months ended June 30, 2008 amount consists of a favorable final settlement of Canadian audits for the years 2000, 2001 and 2002, which resulted in a release of a FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” liability of $3.2 million, offset by foreign withholding tax on intercompany interest and royalty fees owed to a United States subsidiary by our Canadian and Australian subsidiaries.

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

Net cash provided by operating activities was $5.3 million for both six months periods ended June 30, 2008 and 2007. For the six months ended June 30, 2008, net income, net of non-cash operating activity, provided $21.5 million of cash. In addition, cash was increased by a reduction in prepaid expenses, other current assets and other assets of $12.1 million and an increase in accrued interconnection costs of $3.2 million. For the six months ended June 30, 2008, we used $6.4 million to increase our accounts receivable, $16.6 million to reduce our accounts payable, $0.9 million to reduce our accrued interest, $4.5 million to reduce our accrued income taxes and $3.1 million to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities. For the six months ended June 30, 2007, net income, net of non-cash operating activity, provided $12.5 million of cash. In addition, cash was increased by a reduction in accounts receivable of $1.0 million, a reduction in prepaid expenses and other current assets of $2.1 million and an increase in our deferred revenue, accrued expenses, and other liabilities of $0.9 million. In 2007, we used $5.2 million to reduce our accounts payable and accrued interconnection costs, $4.8 million to reduce our accrued income taxes and $1.0 million to reduce our accrued interest.

Net cash used in investing activities was $12.0 million for the six months ended June 30, 2008 compared to $10.9 million for the six months ended June 30, 2007. Net cash used in investing activities during the six months ended June 30, 2008 included $14.6 million of capital expenditures offset by $1.7 million net cash proceeds from the disposition of a minority equity investment in Japan and $0.8 million from the disposition of surplus fiber assets. Net cash used in investing activities during the six months ended June 30, 2007 included $17.0 million of capital expenditures, offset by $5.5 million net cash proceeds from the disposition of our Australian Planet Domain business operations.

Net cash used in financing activities was $19.5 million for the six months ended June 30, 2008 as compared to $44.5 million provided by financing activities for the six months ended June 30, 2007. During the six months ended June 30, 2008, $11.2 million was used to purchase and retire $0.8 million principal amount of our 12 3/4% Senior Notes and $13.8 million principal amount of our Step Up Convertible Subordinated Debentures. We also used $8.3 million for debt exchanges and principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the six months ended June 30, 2007, net cash provided by financing activities consisted of $102.7 million from the issuance of $75.2 million principal amount of 14 1/4 % Senior Secured Notes for $69.2 million in cash and the issuance of $33.5 million through a credit facility with a financial institution, net of $1.5 million in financing costs; partially offset by the retirement in full of the $22.7 million principal amount of our 2000 Convertible Subordinated Debentures, the repayment in full of a $29.9 million Canadian loan facility and $5.6 million principal payments of capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

As of June 30, 2008, we had $55.6 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for at least the next twelve months. Our strategies related to meeting our 2009 obligations and other cash needs are to strengthen the balance sheet opportunistically through potential de-leveraging transactions and equity capital infusions; to improve the non-sales and marketing cost structure and maintain an aggressive cost management program; to focus on improving sales productivity and margin enhancements by leveraging the network assets and increasing the revenue mix in favor of higher margin growth services; and opportunistically to sell non-strategic assets and businesses and use the proceeds either to accelerate increases in high margin products or to reduce debt.

During 2007 and the first half of 2008 we successfully executed a number of liquidity-enhancing initiatives. As a result of these transactions, we have $14.2 million principal amount of 12 3/4 % Senior Notes and $8.6 million principal amount of Step Up Convertible Subordinated Debentures coming due in the second half of 2009. We have extended our debt maturities, reduced the principal amount of debt maturing in 2009 and 2010, and have added financial flexibility, subject to the limitations noted below, to make additional investments in our higher margin growth businesses. Broadband, VOIP, local, wireless, data and hosting services are generating a second quarter 2008 annualized revenue run-rate of $247 million. Exploiting the full potential for these services will require a greater investment in sales and marketing over the next year. Such an investment seems justified given our need for revenue and profitability growth from these services to compensate for the corresponding declines from our legacy long distance voice and dial-up Internet businesses. We expect overall revenue to show a slight increase in 2008 as compared to 2007. Our challenge is to have contribution from these growth products continue to eclipse the decline in our legacy businesses beyond that which we executed in the first six months of 2008.

As of June 30, 2008, we had $19.0 million in future minimum purchase obligations, $56.2 million in future operating lease payments and $618.2 million of indebtedness. As of June 30, 2008, approximately $104.0 million of unrecognized tax benefits have been recorded in accordance with FIN No. 48. We are uncertain as to if or when such amounts may be settled due to the unpredictable nature and timing of income tax audits, so we have not included these amounts in the table below. Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility	Senior Notes	Convertible and Exchangeable Notes (2)	Step Up Convertible Subordinated Debentures	Senior Secured Notes (2)	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2008 (as of June 30, 2008)	$5,477	$5,234	$1,562	$8,344	$1,225	$346	$13,486	$4,051	$7,960	$47,685
2009	3,550	10,396	3,124	30,875	2,451	9,332	24,980	7,503	13,089	105,300
2010	3,327	10,298	3,124	14,880	59,436	—	24,980	3,316	10,018	129,379
2011	75	94,250	3,124	14,880	—	—	186,789	2,584	7,288	308,990
2012	44	—	35,781	14,880	—	—	—	1,587	5,692	57,984
Thereafter	62	—	0	208,320	—	—	—	—	12,174	220,556

Total Minimum Principal & Interest Payments	12,535	120,178	46,715	292,179	63,112	9,678	250,235	19,041	56,221	869,894
Less: Amount Representing Interest	(999)	(23,428)	(11,715)	(91,993)	(5,543)	(1,037)	(74,934)	—	—	(209,649)

Face Value of Long-term Obligations	11,536	96,750	35,000	200,186	57,569	8,641	175,301	19,041	56,221	660,245
Amount Representing Premium (Discount)	—	—	—	—	(246)	(340)	5,038	—	—	4,452
Add: Exchangeable Notes
Notes and Senior Secured
Notes Interest Treated as Long- Term Obligations	—	—	—	—	2,337		26,405			28,742

Total Long-Term Obligation	$11,536	$96,750	$35,000	$200,186	$59,660	$8,301	$206,744	$19,041	$56,221	$693,439

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 9.8%, which is the interest rate at June 30, 2008.

(2)

For preparation of this table, we have shown separately the cash interest payments of the 5% Exchangeable Senior Notes and these 14 1/4 % Senior Secured Notes that were issued through trouble debt restructurings as a portion of long-term obligations (see “Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2008, 2009 and 2010 is $0.6 million, $1.2 million and $0.6 million, respectively. The interest due on this portion of the 14  1/4 % Senior Secured Notes in 2008, 2009, 2010 and 2011 is $5.4 million, $8.8 million, $8.8 million and $3.4 million, respectively.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $4.1 million, $7.5 million, $3.3 million, $2.6 million and $1.6 million remaining in 2008, 2009, 2010, 2011 and 2012, respectively.

The indentures governing the senior notes, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures, senior secured notes and the senior secured term loan facility, as well as other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt and certain debt issued by us. We were in compliance with the above covenants at June 30, 2008.

We will continue to have significant debt service obligations on a long-term basis. From time to time, we consider the feasibility and timing of transactions that could raise capital for additional liquidity, debt reduction, refinancing of existing indebtedness and for additional working capital and growth opportunities. There can be no assurance we will be successful in any of these efforts to obtain any such financing on acceptable terms or at all. If we are successful in raising additional financing or issuing our securities in exchange for debt, securities comprising a significant percentage of our diluted equity capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change or prove inaccurate, including those with respect to our debt levels, competitive developments, developments affecting our network or product initiatives, services, operations or cash from operating activities, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected. In such circumstances, there can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms. Also there can be no assurance that changes in assumptions or conditions, including those referenced under “Risk Factors,” “Legal Proceedings” and “Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity.

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

•

increased competitive pressures, declining usage patterns, and our growth products, bundled service offerings, the pace and cost of customer migration onto our networks, the effectiveness and profitability of the growth products;

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

•	dependence on the performance of our global standard asynchronous transfer mode and Internet-based protocol (ATM+IP) communications network; risks associated with maintaining and upgrading networks;

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

In the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is CAD, AUD, GBP and EUR decreased (0)%, (7)%, (15)% and (1)% in local currency compared to the three months ended June 30, 2007, but increased (decreased) 8%, 6%, (12)% and 15% in USD, respectively. Our revenue of the subsidiaries whose local currency is CAD, AUD, GBP and EUR decreased (4)%, (8)%, (25)% and (5)% in local currency compared to the six months ended June 30, 2007, but increased (decreased) 9%, 6%, (21)% and 9% in USD, respectively.

Interest rates—The majority of our long-term debt obligations are at fixed interest rates at June 30, 2008. In February 2005, we obtained a $100 million senior secured term loan, which has a variable interest rate feature. In March 2007, we entered into a $35 million senior secured credit agreement with a variable interest rate. The interest rate on the $35 million senior secured credit agreement has been fixed effective October 2007 after we completed a cross-currency interest rate swap agreement. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the six months ended June 30, 2008 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, senior secured notes, senior secured term loan, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at June 30, 2008. In the case of the convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures and senior secured notes, the table excludes the potential exercise of the relevant redemption and conversion features and excludes an unamortized debt premium (net of discount) of $4.5 million and future cash interest payments of $28.7 million from our 5% Exchangeable Senior Notes and 14 1/4 % Senior Secured Note that are treated as long term obligations (see Note 4—”Long-Term Obligations”).

	Year of Maturity
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Fixed Rate	$5,084	$25,971	$60,711	$175,369	$35,041	$186,057	$488,233	$314,305
Average Interest Rate	9.6%	10.7%	4.5%	14.2%	9.6%	8.0%	10.1%
Variable Rate	$500	$1,000	$1,000	$94,250	$—	$—	$96,750	$96,750
Average Interest Rate	9.8%	9.8%	9.8%	9.8%	0.0%	0.0%	9.8%

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control

Our Principal Executive Officer and our Principal Financial Officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or is reasonably likely to affect materially, our internal control over financial reporting, except for the items noted below. We are in the process of completing the remediation efforts with respect to the material weakness described above.

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

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company believes that any aggregate liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

A wide range of factors could materially affect our performance. In addition to factors affecting specific business operations and the financial results of those operations identified elsewhere in this report, the following factors, among others, could adversely affect our operations:

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2007, which condition still existed at June 30, 2008, due to the material weakness that existed in our internal control over accounting for income taxes. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or newly identified material weaknesses in internal control over financial reporting.

In performing an internal control assessment at the end of 2006, our management identified a material weakness in our internal control over financial reporting, which condition still existed at June 30, 2008. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weakness identified by our management, see Item 4. Controls and Procedures of our Quarterly Report on Form 10-Q for the period ended June 30, 2008. To address the material weakness, we performed additional analysis and other post-closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles. These additional procedures were costly, time consuming and required us to dedicate a significant amount of our resources, including the time and attention of our senior management, toward the correction of these problems. Performing these additional procedures in the future, could cause delays in the filing of our periodic and annual reports to the SEC.

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

Effective at the open of trading on July 28, 2006, our common stock was delisted from the Nasdaq Capital Market. Since that time, our common stock has traded in the over-the-counter (OTC) market, both through listings on the OTC Bulletin Board and in the National Quotation Bureau “Pink Sheets,” but our common stock is not currently listed or quoted on any recognized national or regional securities exchange or market. As a result, an investor may find it difficult to sell or obtain quotations as to the price of our common stock. Delisting could adversely affect investors’ perception, which could lead to further declines in the market price of our common stock. Delisting may also make it more difficult, time consuming and expensive for us to raise capital through sales of our common stock or securities convertible into our common stock.

Given our limited experience in delivering individual and bundled local, wireless, broadband, DSL, Internet, data and hosting and VOIP services, we may not be able to operate successfully or expand these parts of our business.

During the third quarter of 2004 we accelerated initiatives to become an integrated wireline, wireless and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline and dial-up ISP customers to our competitors’ bundled wireless, wireline and broadband service offerings. Our experience in providing these products in certain markets and in providing these bundled service offerings is limited. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We are experiencing increased competition from traditional telecommunications carriers and cable companies and other new entrants that have expanded into the market for broadband, VOIP, Internet services, data and hosting and traditional voice services, and regulatory developments may impair our ability to compete. Therefore, future operations involving these individual or bundled services may not succeed in the competitive environment, and we may not be able to expand successfully; may experience margin pressure; may face quarterly revenue and operating results variability; may have limited resources to develop and to market the new services; and have heightened difficulty in establishing future revenues or results. As a result, there can be no assurance that we will reverse revenue declines in our legacy services or maintain or increase revenues or be able to generate sufficient income from operations or net income in the future or on any predictable or timely basis.

We may be exposed to significant liability resulting from our noncompliance with FCC Orders regarding enhanced 911 (E911) services.

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers by November 2005. LINGO, a subsidiary of ours which sells such interconnected VOIP services, was unable, like many interconnected VOIP providers in the industry, to meet this deadline for all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service, and the FCC has not yet addressed our waiver petition. As of July 21, 2008, approximately 4.2% of our LINGO customers were without E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties, and/or cease and desist orders prohibiting LINGO from providing service on the federal and state levels. However, at this time, management has determined the likelihood of incurring such fines or penalties to be remote.

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

On July 23, 2008, President Bush signed into law the “New and Emerging Technologies 911 Improvement Act of 2008.” Prior to enactment, interconnected VOIP providers, like us, did not have the same liability protection as wireline or wireless providers that offer emergency 911 calling services. The new law provides public safety entities, interconnected VOIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VOIP users as from mobile or wired telephone service users. The applicability of the liability protection to 911 calling services that do not conform to the FCC’s rules is unclear at this time. Additionally, any liability associated with 911 call placement and handling prior to the enactment of this new law would not be covered but we are currently unaware of any such liability.

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

The long distance telecommunications, Internet, broadband, DSL, data and hosting and wireless industry is significantly influenced by the marketing and pricing decisions of the larger long distance, Internet access, broadband, DSL, data and hosting and wireless business participants. Prices in the long distance industry have continued to decline in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Competitors in our core markets include, among others: AT&T, Verizon, the regional bell operating companies (RBOCs), cable companies and the major wireless carriers in the United States; Telstra, SingTel Optus and Telecom New Zealand in Australia; Telus, BCE, Allstream (formerly AT&T Canada) and the major wireless and cable companies in Canada; and BT, Cable & Wireless United Kingdom, Colt Telecom, Energis and the major wireless carriers in the United Kingdom. Customers frequently change long distance, wireless, broadband providers, and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is becoming similar to the intense competition in the United States. Many of our competitors are significantly larger than us and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers, and lower debt leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry. Several long distance carriers in the United States, Canada and Australia and the major wireless carriers and cable companies have introduced pricing and product bundling strategies that provide for fixed, low rates for calls. This strategy of our competitors could have a material adverse effect on our net revenue per minute, results of operations and financial condition if our pricing, set to remain competitive, is not offset by similar declines in our costs. Companies emerging out of bankruptcy might benefit from a lower cost structure and might apply pricing pressure within the industry to gain market share. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future, may face quarterly revenue and operating results variability, and may have heightened difficulty in estimating future revenues or results.

Our repositioning in the marketplace places a significant strain on our resources, and if not managed effectively, could result in operational inefficiencies and other difficulties.

Our repositioning in the marketplace may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage this change effectively, we must continue to implement and improve our operational and financial systems and controls, invest in critical network infrastructure to maintain or improve our service quality levels, purchase and utilize other transmission facilities, and train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, on our support, sales and marketing and administrative resources and on our network infrastructure, maintenance and upgrading. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required, such as our off-shoring certain functions. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting, which could impact debt covenant compliance as well.

We have experienced significant historical, and may experience significant future, operating losses and net losses which may hinder our ability to meet our debt service or working capital requirements.

As of June 30, 2008, we had an accumulated deficit of $(1,031.3) million. We incurred net losses of $(34.6) million in 2002, $(10.6) million in 2004, $(149.2) million in 2005, and $(238.0) million in 2006. During the year ended December 31, 2003 and 2007, we recognized net income of $54.8 million and $15.7 million, respectively, of which $39.4 million and $32.7 million, respectively are the positive impact of foreign currency transaction gains. We cannot assure that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We have significant international operations and, for the three months ended June 30, 2008, derived 81% of our net revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets.

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

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VOIP, data and hosting and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as wireless, broadband, Internet and VOIP services, are a substantial competitive threat. If we do not adjust to meet changing market conditions and if we do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services including the bundling of multiple services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

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

Our long-term success depends on our ability to design, implement, operate, manage, maintain and upgrade a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network and to provide local, broadband Internet, data and hosting and wireless services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to develop necessary network or to migrate traffic and customers onto our network, or if we experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

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

Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Domestic or international regulators or third parties may raise material issues with regard to our compliance or noncompliance with applicable regulations, and therefore may have a material adverse impact on our competitive position, growth and financial performance. Regulatory considerations that affect or limit our business include (1) United States common carrier requirements not to discriminate unreasonably among customers and to charge just and reasonable rates; (2) general uncertainty regarding the future regulatory classification of and taxation of VOIP telephony, the need to provide emergency calling services in a manner required by the FCC that is not yet available commercially on a nation-wide basis and the ability to access broadband networks owned and operated by others; as regulators decide that VOIP is a regulated telecommunications service, our VOIP services may be subject to burdensome regulatory requirements and fees, we may be obligated to pay carriers additional interconnection fees and operating costs may increase; (3) general changes at the federal and/or state levels affecting access charges, universal service fund fees and regulatory fee payments would affect our cost of providing services; (4) ongoing regulatory proceedings regarding efforts by Telstra in Australia to increase prices and charges and to deny access to essential facilities; (5) the ultimate outcome of the process launched by the Australian government to help fund the construction of a new national broadband network, including whether and the terms upon which (a) we will have access to such network, and (b) the duration upon which the copper wire based last mile infrastructure needed by us to furnish broadband services using our DSLAM network infrastructure will be continued; (6) general changes in access charges and contribution payments could adversely affect our cost of providing long distance, wireless, broadband, VOIP, local and other services; and (7) regulatory proceedings in Canada determining whether and the extent to which regulation should mandate access to networks and interconnection including intra-exchange transport services which we use to interconnect our DSLAM collocation sites and high speed access to business services. Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

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

At the Company’s Annual Meeting of Stockholders held on June 19, 2008, the stockholders of the Company, holding 142,632,164 shares of record, elected K. Paul Singh, John F. DePodesta and Paul G. Pizzani to serve as Directors of the Company for a three-year term. The voting results were as follow: 102,831,220, 102,913,730 and 103,379,702 were in favor of Mr. Singh, Mr. DePodesta and Mr. Pizzani, respectively, and 4,344,129, 4,261,619 and 3,795,647 were withheld for Mr. Singh, Mr. DePodesta and Mr. Pizzani, respectively. John G. Puente, Douglas M. Karp, David E. Hershberg, and Pradman P. Kaul continued as directors of the Company after the meeting, along with Messrs. Singh, DePodesta and Pizzani.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits (see index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: August 11, 2008	By:	/s/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2008	By:	/s/ TRACY B. LAWSON
Tracy B. Lawson
Vice President—Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	First amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on From S-8, No. 333-56557.

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.3	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

31	Certifications.

32	Certification.*

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.