Form 10-Q
period 2008-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2008-11-10
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2008
Common Stock $0.01 par value	142,632,540

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET REVENUE	$231,774	$224,399	$694,316	$676,832
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	150,066	135,900	434,584	421,559
Selling, general and administrative	69,780	72,447	209,196	208,659
Depreciation and amortization	9,351	7,328	25,407	21,228
(Gain) loss on sale or disposal of assets	(4,576)	—	(7,041)	684

Total operating expenses	224,621	215,675	662,146	652,130

INCOME FROM OPERATIONS	7,153	8,724	32,170	24,702
INTEREST EXPENSE	(12,810)	(15,810)	(41,557)	(45,668)
ACCRETION ON DEBT PREMIUM (DISCOUNT), NET	269	(37)	456	(411)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	121	364	34,608	(7,910)
INTEREST AND OTHER INCOME (EXPENSE)	(2,941)	1,141	16	3,695
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(23,045)	12,232	(13,204)	30,287

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(31,253)	6,614	12,489	4,695
INCOME TAX BENEFIT (EXPENSE)	(1,489)	(2,161)	(1,526)	3,525

INCOME (LOSS) FROM CONTINUING OPERATIONS	(32,742)	4,453	10,963	8,220
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(478)	136	(658)	(130)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	174	—	6,132

NET INCOME (LOSS)	$(33,220)	$4,763	$10,305	$14,222

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.23)	$0.03	$0.07	$0.07
Loss from discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Gain from sale of discontinued operations	—	0.00	—	0.04

Net income (loss)	$(0.23)	$0.03	$0.07	$0.11

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.23)	$0.02	$0.06	$0.05
Loss from discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Gain from sale of discontinued operations	—	0.00	—	0.03

Net income (loss)	$(0.23)	$0.02	$0.06	$0.08

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	142,633	142,143	142,633	124,100
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	142,633	208,042	176,138	192,412

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,630	$81,282
Restricted cash	—	362
Accounts receivable (net of allowance for doubtful accounts receivable of $12,304 and $12,039)	111,612	113,588
Prepaid expenses and other current assets	19,852	28,660

Total current assets	179,094	223,892
RESTRICTED CASH	9,510	9,677
PROPERTY AND EQUIPMENT—Net	133,588	144,599
GOODWILL	38,026	40,134
OTHER INTANGIBLE ASSETS—Net	1,188	1,557
OTHER ASSETS	31,272	40,544

TOTAL ASSETS	$392,678	$460,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$64,704	$74,893
Accrued interconnection costs	38,474	44,911
Deferred revenue	15,405	16,513
Accrued expenses and other current liabilities	53,266	54,420
Accrued income taxes	26,812	30,791
Accrued interest	11,231	12,460
Current portion of long-term obligations	12,737	11,228

Total current liabilities	222,629	245,216
LONG-TERM OBLIGATIONS (net of premium of $4,181 and $2,528)	601,784	662,675
OTHER LIABILITIES	2,969	52

Total liabilities	827,382	907,943

COMMITMENTS AND CONTINGENCIES (See Note 5.)
STOCKHOLDERS’ DEFICIT:
Preferred stock: Not Designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—300,000,000 shares authorized; 142,632,540 shares issued and outstanding	1,426	1,426
Additional paid-in capital	718,895	718,695
Accumulated deficit	(1,064,473)	(1,074,778)
Accumulated other comprehensive loss	(90,552)	(92,883)

Total stockholders’ deficit	(434,704)	(447,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$392,678	$460,403

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,305	$14,222
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	8,945	7,358
Stock compensation expense	199	184
Depreciation and amortization	25,407	21,288
Gain on sale or disposal of assets	(7,041)	(5,447)
Accretion of debt discount (premium)	(456)	411
Deferred income taxes	3,201	(860)
(Gain) loss on early extinguishment or restructuring of debt	(34,608)	7,910
Minority interest share of income	2,838	—
Unrealized foreign currency transaction gain on intercompany and foreign debt	13,587	(32,629)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(12,276)	293
Decrease in prepaid expenses and other current assets	8,861	2,598
Decrease in other assets	1,428	1,313
Increase (decrease) in accounts payable	(7,237)	2,829
Decrease in accrued interconnection costs	(4,473)	(8,245)
Increase (decrease), net, in accrued expenses, deferred revenue, other current liabilities and other liabilities	209	786
Decrease in accrued income taxes	(3,503)	(1,803)
Decrease in accrued interest	(691)	(2,043)

Net cash provided by operating activities	4,695	8,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,756)	(29,717)
Sale of property and equipment and intangible assets	5,741	—
Cash from disposition of business, net of cash disposed	1,676	6,140
Cash used in business acquisitions, net of cash acquired	(583)	(200)
Decrease in restricted cash	(100)	(340)

Net cash used in investing activities	(14,022)	(24,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—
Proceeds from issuance of long-term obligations	—	109,275
Deferred financing costs	—	(6,570)
Principal payments on long-term obligations	(10,536)	(64,867)
Proceeds from sale of common stock, net of issuance costs	—	19,170

Net cash provided by (used in) financing activities	(21,753)	57,008

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,572)	3,351

NET CHANGE IN CASH AND CASH EQUIVALENTS	(33,652)	44,407
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	81,282	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,630	$108,724

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$40,533	$46,000
Cash paid for taxes	$1,133	$1,056
Non-cash investing and financing activities:
Capital lease additions	$364	$2,175
Leased fiber capacity additions	$—	$1,786
Settlement of outstanding debt with issuance of common stock	$—	$6,627
Settlement of outstanding debt with issuance of new senior secured debt	$(133,159)	$—
Issuance of new senior secured debt in exchange for outstanding debt	$88,794	$—
Business disposition proceeds in note receivable	$—	$845
Business acquisition financed with note payable	$247	$—

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET INCOME (LOSS)	$(33,220)	$4,763	$10,305	$14,222
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	6,379	(4,008)	2,331	(12,419)

COMPREHENSIVE INCOME (LOSS)	$(26,841)	$755	$12,636	$1,803

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the three or nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The results for the three months and nine months ended September 30, 2008 and September 30, 2007 reflect the activities of certain operations as discontinued operations (see Note 10—“Discontinued Operations and Other Dispositions”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Matters and Management’s Plans—The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The factors described below raise substantial doubt about the Company’s ability to continue as a going concern, and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business. These financial statements do not include any adjustments that might result from this uncertainty, including those relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As of September 30, 2008, the Company had $47.6 million of cash and cash equivalents, which includes $4.7 million of cash held by the Company’s partially-owned, consolidated variable interest entity, which can be used for operations within that entity, but unanimous shareholder consent is required for dividend distribution to the Company. The Company has significant debt service obligations, including $8.6 million principal amount of Step Up Convertible Subordinated Debentures due in August 2009 and $14.2 million principal amount of 12 3/4% Senior Notes due in October 2009. The Company’s ability to repay the Step Up Convertible Subordinated Debentures and the 12 3/4% Senior Notes at their current maturities, together with the ability to meet cash needs for its operations and debt service over the next twelve months, is uncertain. The Company will continue to have significant debt service obligations on a mid-term and a long-term basis, as disclosed in Note 4.

The recent severe downturn in global economic conditions and contraction of capital markets, as well as significant exchange rate appreciation of the United States dollar, have impaired the Company’s near-term possibilities to strengthen the balance sheet opportunistically and improve cash flows through potential refinancing and equity capital infusions. Further, such conditions have made the sale of non-strategic assets and businesses to generate enhanced liquidity difficult to complete on acceptable terms or at all. Additionally, given that the preponderance of our debt obligations are in United States dollars, the recent sharp strengthening of the United States dollar as compared to other foreign currencies has added further concern to the Company’s liquidity position, with payments from foreign operating subsidiaries to the Company’s United States entities yielding less United States dollars.

The Company has recently instituted cost reductions that included a reduction of 13% in total headcount which, together with additional savings in other sales, general and administrative expenses, were expected to generate approximately $15 million in annual savings. If the recent adverse change in currency exchange rates is maintained or worsens, these factors could dramatically reduce or offset the benefits that these cost reductions would have otherwise had on our results. As a result, among other things, the Company is currently focused on pursuing additional cost reductions beyond the $15 million recently implemented. These include efforts to reduce headcount; to moderate advertising and marketing costs to the most productive programs; to reduce the non-sales and marketing cost structure; to focus on improving sales productivity and margin enhancements by leveraging existing network assets and increasing the revenue mix in favor of higher margin growth services; and to reduce administrative costs. The Company also continues to focus on minimizing capital expenditures and managing working capital. In addition to the Company’s cost reduction efforts, the Company considers the feasibility and timing of transactions, including assets sales, that could raise capital for additional liquidity, debt reduction, debt extension, refinancing of existing indebtedness and for additional working capital and growth opportunities. Although these cash management strategies are being pursued aggressively, there can be no assurance that such actions will be sufficient in amount and timing to offset the detrimental global economic, capital market and currency effects the Company is experiencing. If these plans are insufficient or adverse events occur to delay or prevent the execution of these plans, the Company may not be able to service its debt or other obligations as they become due, and, if the Company is unable to obtain requisite relief from its debt holders, it could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 45.6% of Globility Communications Corporations (GCC) through direct and indirect ownership structures. The results of GCC and its subsidiary are consolidated with the Company’s results based on guidance from Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 (R), “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51.” All intercompany profits, transactions and balances have been eliminated in consolidation. Beginning in the second quarter 2008, the Company intended and had the authority to sell its German retail operations, and therefore, is reporting this unit as discontinued operations. In March 2008, the Company sold its minority equity interest in Bekkoame Internet, Inc. (“Bekko”). The Company used the equity method of accounting for its investment in Bekko.

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

The Company recorded an incremental $67 thousand and $199 thousand stock-based compensation expenses for the three and nine months ended September 30, 2008, respectively, and an incremental $59 thousand and $184 thousand during the three months and nine months ended September 30, 2007, respectively, under guidance in SFAS No. 123(R).

The Company granted 7,000 and 15,000 options during the three months ended September 30, 2008 and 2007, respectively. The weighted average fair value at date of grant for options granted during the three months ended September 30, 2008 and 2007 was $0.29 and $0.26 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended September 30,
	2008	2007
Expected dividend yield	0%	0%
Expected stock price volatility	92%	95%
Risk-free interest rate	3.1%	4.5%
Expected option term	4 years	4 years

As of September 30, 2008, the Company had 1.2 million unvested awards outstanding of which $0.2 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.93 years.

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

In February 2008, the FASB issued a final FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, FSP No. 157-2 removes certain leasing transactions from the scope of SFAS No. 157. The effective date of SFAS No. 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS No. 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which was effective upon the date of issuance, including prior periods for which financial statements have not been issued. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides illustrative examples regarding key considerations in determining the fair value of financial assets when the market for that asset in not considered active. The Company has evaluated this guidance and has incorporated the clarifications in its fair value measurement process for the quarter ended September 30, 2008. Further information on the Company’s fair value process is contained below.

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

Level 3: Significant inputs to the valuation model are unobservable.

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

	September 30, 2008	Fair Value as of September 30, 2008, using:
		Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,368	$19,368	—	—
Derivative	—	—	—	$0

Total	$19,368	$19,368	—	$0

The Company has an outstanding swap agreement with Lehman Brothers Special Financing, Inc., has estimated the value to be zero and has moved the instrument from Level 2 to Level 3 because the counter party’s credit risk is not observable.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of SFAS No. 162 on its financial statements, but does not believe there will be a material impact.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging” with the intent to provide users of financial statements with an enhanced understanding of the use of derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective for financial statements issued for fiscal years after July 1, 2009. The Company anticipates that the adoption of this standard will not have a material impact on its results of operations, financial position and cash flows.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of September 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$4,488	$(3,436)	$1,052	$4,074	$(2,688)	$1,386
Other	1,747	(1,611)	136	1,678	(1,507)	171

Total	$6,235	$(5,047)	$1,188	$5,752	$(4,195)	$1,557

Amortization expense for customer lists and other intangible assets for the three months ended September 30, 2008 and 2007 was $0.5 million and $0.6 million, respectively. Amortization expense for customer lists and other intangible assets for the nine months ended September 30, 2008 and 2007 was $1.6 million and $2.1 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the remainder of 2008, 2009, 2010 and 2011 to be approximately $0.3 million, $0.6 million, $0.2 million, and $0.1 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of September 30, 2008	As of December 31, 2007
Goodwill	$38,026	$40,134

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows (in thousands):

	United States	Canada	Asia-Pacific	Total
Balance as of January 1, 2008	$208	$27,287	$12,639	$40,134
Effect of change in foreign currency exchange rates	(14)	(1,477)	(617)	(2,108)

Balance as of September 30, 2008	$194	$25,810	$12,022	$38,026

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Obligations under capital leases	$5,735	$7,350
Leased fiber capacity	2,666	5,201
Senior secured term loan facility	96,500	97,250
Financing facility	35,000	35,000
Senior notes	200,186	255,270
Senior secured notes	206,378	113,947
Exchangeable senior notes	25,706	63,363
Convertible senior notes	33,980	76,196
Step up convertible subordinated debentures	8,370	20,326

Subtotal	614,521	673,903
Less: Current portion of long-term obligations	(12,737)	(11,228)

Total long-term obligations	$601,784	$662,675

Payments of principal and interest are due as follows (in thousands):

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility	Senior Notes	Convertible and Exchangeable Senior Notes (2)	Step Up Convertible Subordinated Debentures	Senior Secured Notes (2)	Total
2008 (as of September 30, 2008)	$824	$2,614	$761	$904	$584	—	$13,486	$19,173
2009	2,804	10,396	3,043	30,875	2,451	9,332	24,980	83,881
2010	5,718	10,298	3,043	14,880	59,436	—	24,980	118,355
2011	160	94,250	3,043	14,880	—	—	186,789	299,122
2012	103	—	35,760	14,880	—	—	—	50,743
Thereafter	100	—	—	208,320	—	—	—	208,420

Total Minimum Principal & Interest Payments	9,709	117,558	45,650	284,739	62,471	9,332	250,235	779,694
Less: Amount Representing Interest	(1,308)	(21,058)	(10,650)	(84,553)	(4,902)	(691)	(74,934)	(198,096)

Face Value of Long-Term Obligations	8,401	96,500	35,000	200,186	57,569	8,641	175,301	581,598
Amount Representing Premium (Discount)	—	—	—	—	(220)	(271)	4,672	4,181
Add: Exchangeable Senior Notes and Senior Secured Notes Interest Treated as Long-Term Obligations	—	—	—	—	2,337	—	26,405	28,742

Book Value of Long Term Obligations	$8,401	$96,500	$35,000	$200,186	$59,686	$8,370	$206,378	$614,521

(1)	For preparation of this table, the Company has assumed the interest rate of the Senior Secured Term Loan Facility to be 9.8%, which is the interest rate at September 30, 2008.

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

The indentures governing the senior notes, senior secured notes, senior secured term loan facility, convertible and exchangeable senior notes, and step up convertible subordinated debentures, as well as certain other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company. In addition, outstanding indentures and certain credit arrangements include provisions that would create, after the defined passage of time, and under certain instruments, after the entry of final judgment, an event of default for each of the instruments, should there be an event of default on any one or more of the instruments that have an aggregate principal amount outstanding in excess of certain thresholds as defined in the various indentures and certain credit arrangements. Currently, the lowest such threshold is $20 million. The Company believes it was in compliance with the above covenants at September 30, 2008 (see discussion regarding the Financing Facility below).

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

The effective interest rate for the Facility at September 30, 2008 was 9.8%.

Financing Facility

In March 2007, the Company through its Canadian subsidiaries entered into a Senior Secured Credit Agreement (“Credit Agreement”) with a financial institution, to refinance an existing Canadian credit facility. The Credit Agreement provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matures in March 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Credit Agreement is secured by the assets of the Company’s Canadian operations and certain guarantees. At September 30, 2008, the Company had an outstanding liability of $35.0 million under the Credit Agreement.

In October 2007, the Company entered into a cross-currency principal and interest rate swap agreement, which fixed the interest rate at 9.21% starting from October 31, 2007. The Credit Agreement requires that the Company, at all times that the loan amounts are outstanding, maintain a hedging agreement to hedge the full amount of its currency rate exposures with respect to the aggregate principal amount outstanding under this Credit Agreement at any time. The cross-currency principal and interest rate swap agreement’s counter party is Lehman Brothers Special Financing, Inc. (“Lehman SFI”). Lehman SFI entered into bankruptcy in early October 2008 following its ultimate parent entering bankruptcy in mid-September 2008. September and October 2008 month end interest rate swap payments were not made by Lehman SFI to Primus nor, correspondingly, were payments made from Primus to Lehman SFI. Unless cured within a proper notice period, an event of default under the swap agreement will have been deemed to have occurred. However, there have not been any notices delivered by Primus, Lehman SFI or a bankruptcy administrator for Lehman SFI which notices any such default or which would result in termination of the swap agreement. These events call into question whether a hedging agreement has been maintained as required by the Credit Agreement.

While the covenant language is arguably ambiguous, management believes that the hedging agreement with Lehman SFI continues to be in force with respect to the requirements under the Credit Agreement and, accordingly, that no breach or event of default has occurred. The lender, as a third party beneficiary to the hedging agreement, is fully aware that Lehman SFI is the counterparty. To date, the Company has received no communication or notice from the lender asserting a breach or event of default. Should the existing hedging agreement with Lehman SFI be terminated, the Company would be required per the terms of the Credit Agreement to replace such agreement within 10 days or be in default of the Credit Agreement. A default of the Credit Agreement could, with passage of time after entry of a final judgment, also trigger cross default provisions with respect to other long-term debt agreements. Based upon the uncertain future of the existing hedging agreement with Lehman SFI, the Company has begun to explore possible replacement instruments.

Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures

14 1/4% Senior Secured Notes

In February 2007, subsequent to the effectiveness of the amendment of the Facility, IHC issued in a private transaction $57.2 million principal amount of the 14 1/ 4% Senior Secured Notes in exchange for $40.7 million principal amount of the Company’s outstanding 12 3/4% Senior Notes and $23.6 million in cash. This exchange has been accounted for as a modification of debt with a portion deemed to be a troubled debt restructuring. In March 2007, IHC also issued for cash in private transactions an additional $51.0 million principal amount of 14 1/4% Senior Secured Notes with a $0.3 million discount. Net cash proceeds from the 14 1/4% Senior Secured Notes issuance, after giving effect to expenses, discounts and fees related to all of the foregoing transactions (including the amendment of the Facility) was $69.2 million. The Company recorded $5.1 million in costs associated with this issuance of the 14 1/4 % Senior Secured Notes, which have been recorded as a loss on restructuring of debt.

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

The 14 1/4% Senior Secured Notes will mature on May 20, 2011 with early redemption at a premium to par at IHC’s option at any time after February 2008. During specified periods, IHC may redeem at par up to 35% of the aggregate principal amount of the 14 1/4 % Senior Secured Notes with the net cash proceeds of certain equity offerings of the Company. Accrued interest will be paid each May 31st and November 30th, beginning May 31st, 2007. The effective interest rate for the 14 1/4% Senior Secured Notes at September 30, 2008 was 12.4% for those amounts not related to the troubled debt restructuring discussed above. (see Note 12—Guarantor/Non-Guarantor Consolidating Condensed Financial Information.”)

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

The 5% Exchangeable Senior Notes mature on June 30, 2010, as a result of the Company increasing its equity (through designated transactions) in the aggregate of $25 million during June and July 2007. Interest on the 5% Exchangeable Senior Notes is paid at the rate of 5% per annum on each June 30 and December 30, beginning on December 30, 2006. Under certain circumstances, the Company may elect to make interest payments in shares of common stock, although the holders of the 5% Exchangeable Senior Notes were entitled to receive the first two semi-annual interest payments wholly in cash. The 5% Exchangeable Senior Notes are exchangeable, in the aggregate, into 19,474,167 shares of the Company’s common stock at a conversion price of $1.20 per share of common stock, subject to adjustment. If the closing bid price of the Company’s common stock, for at least 20 trading days in any consecutive 30 trading-day period, exceeds 150% of the conversion price then in effect, the Company may elect to exchange the senior notes for shares of the Company’s common stock at the conversion price, subject to certain conditions, including that no more than 50% of the 5% Exchangeable Senior Notes may be exchanged by the Company within any 30-day period. As of September 30, 2008, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may require the Company to repurchase the 5% Exchangeable Senior Notes at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The 5% Exchangeable Senior Notes are guaranteed by Primus Telecommunications Group, Incorporated (PTGI) (see Note 12—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

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

The Step Up Convertible Subordinated Debentures will mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The Step Up Convertible Subordinated Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009. The Indenture permits the Company, at its sole option, to require conversion if the Company’s stock trades at 150% of the conversion price for at least 20 days within a 30 day period, subject to certain conditions, including that no more than 25% of the notes may be exchanged within any 30 day trading period. As of September 30, 2008, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price.

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

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 3 3/4% Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company is accreting the difference between the face values of the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes. At September 30, 2008, the carrying value of the Step Up Convertible Subordinated Debentures (face value of $8.6 million) was $8.4 million, and the carrying value of the 3 3/4% Convertible Senior Notes (face value of $34.2 million) was $34.0 million. The effective interest rates of the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes at September 30, 2008 were 11.1% and 7.3%, respectively.

8% Senior Notes

In January 2004, PTHI, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% Senior Notes with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at PTHI’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 8% Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at September 30, 2008 was 8.4%. During specified periods, PTHI may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. The 8% Senior Notes are guaranteed by PTGI (see Note 12—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

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

During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the 12 3/4% Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the 12 3/4% Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million principal amount of these senior notes. During the quarter ended March 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million principal amount of these senior notes. During the first quarter 2007, the Company restructured $40.7 million principal amount of the 12 3/4% Senior Notes; the Company entered into a supplemental indenture, amending the terms to eliminate certain covenants. See prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote. During the remainder of 2007, the Company retired $10.5 million principal amount of the 12 3/4% Senior Notes through open market purchases. In the first quarter of 2008, the Company made open market purchases of $0.8 million principal amount of its 12 3/4% Senior Notes, resulting in a $0.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs. In May 2008, the Company restructured $5.3 million principal amount of the 12 3/4% Senior Notes; see prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote.

Leased Fiber Capacity

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance in three equal monthly principal payments in the first quarter 2007. In February 2007, the Company again renegotiated the payment terms of its $8.1 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. During the third quarter 2008, the payment terms were again renegotiated to extend payment of the principal balance of $2.6 million (3.1 million AUD) to June 2010 with monthly payments of interest only at a rate of 13.5%. If certain conditions are not met, including certain purchase targets by September 30, 2009, Optus Networks Pty. Limited may give 30 days notice requiring full payment of the principal balance. At September 30, 2008 and December 31, 2007, the Company had a liability recorded in the amount of $2.6 million (3.1 million AUD) and $5.0 million (5.7 million AUD), respectively.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement for network equipment. Payments are made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.3%. At September 30, 2008 and December 31, 2007, the Company had a liability recorded under this agreement in the amount $3.7 million (4.5 million AUD) and $4.7 million (5.4 million AUD), respectively.

5. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of September 30, 2008 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2008 (as of September 30, 2008)	$824	$7,735	$3,980
2009	2,804	30,303	13,089
2010	5,718	16,495	10,018
2011	160	2,307	7,288
2012	103	1,445	5,692
Thereafter	100	—	12,174

Total minimum lease payments	9,709	58,285	52,241
Less: Amount representing interest	(1,308)	—	—

	$8,401	$58,285	$52,241

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $8.7 million and $7.1 million for the three months ended September 30, 2008 and September 30, 2007, respectively. The Company made purchases under purchase commitments of $27.7 million and $7.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Rent expense under operating leases was $4.0 million and $4.5 million for the three months ended September 30, 2008 and 2007, respectively. Rent expense under operating leases was $13.1 million and $12.6 million for the nine months ended September 30, 2008 and 2007, respectively.

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

A summary of stock option activity during the nine months ended September 30 is as follows:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—January 1	7,368,262	$2.09	7,919,267	$2.15
Granted	1,042,000	$0.35	105,000	$0.96
Exercised	—	$—	—	$—
Forfeitures	(471,274)	$1.84	(613,522)	$2.61

Outstanding—September 30	7,938,988	$1.86	7,410,745	$2.10

Eligible for exercise—end of quarter	6,808,945	$2.09	6,548,726	$2.26

The following table summarizes information about stock options outstanding at September 30, 2008:

Range of Option Prices	Options Outstanding				Options Exercisable
	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$ 0.27 to $0.29	47,000	9.62	$0.27	$—	—	0.00	$—	$—
$ 0.36 to $0.65	1,148,167	8.52	$0.41	$—	329,831	6.75	$0.49	$—
$ 0.73 to $0.88	724,333	6.95	$0.79	$—	612,665	6.86	$0.79	$—
$ 0.90	755,654	2.77	$0.90	$—	755,654	2.77	$0.90	$—
$ 0.92	738,000	7.10	$0.92	$—	614,961	7.10	$0.92	$—
$ 0.93 to $0.99	110,000	4.39	$0.98	$—	80,000	4.64	$0.98	$—
$ 1.33 to $1.61	19,500	5.05	$1.47	$—	19,500	5.05	$1.47	$—
$ 1.65	1,470,273	4.22	$1.65	$—	1,470,273	4.22	$1.65	$—
$ 1.90 to $2.38	1,707,211	4.25	$1.97	$—	1,707,211	4.25	$1.97	$—
$ 3.03 to $6.30	1,194,500	5.84	$4.96	$—	1,194,500	5.84	$4.96	$—
$ 12.31 to $17.44	16,800	0.76	$15.09	$—	16,800	0.76	$15.09	$—
$ 31.94	7,550	1.34	$31.94	$—	7,550	1.34	$31.94	$—

	7,938,988	5.50	$1.86	$—	6,808,945	4.97	$2.09	$—

The number of unvested options expected to vest is 0.5 million shares, with a weighted average remaining life of 8.7 years, a weighted average exercise price of $0.46, and no intrinsic value.

In 2007, 100,000 restricted stock units were granted, which is the only grant to date. None have vested as their vesting schedule is to vest 100% three years from grant date or earlier, upon involuntary termination without cause. The fair market value of the stock units at the grant date was $0.40 per share. In the third quarter of 2008, the Company recognized $3 thousand expense related to this grant.

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for three months and nine months ended September 30, 2008 and September 30, 2007. As of September 30, 2008, 54,000 shares have been issued, and none are considered restricted.

7. GAIN OR LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT

In May 2008, the Company exchanged $49.0 million principal amount of the Company’s 8% Senior Notes, $33.0 million principal amount of the Company’s 5% Exchangeable Senior Notes, $43.1 million principal amount of the Company’s 3 3/4 % Convertible Senior Notes, $5.3 million principal amount of the Company’s 12 3/4% 1999 Senior Notes, and $4.7 million of cash for $67.1 million principal amount of the Company’s 14 1/4% Senior Secured Notes, resulting in a gain on restructuring of debt of $32.3 million including the expensing of $0.5 million of related financing costs. In the third quarter 2008, the Company adjusted the total gain to include an additional $0.1 million.

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

During the second quarter of 2008 the Company concluded the Canadian audits for years 2000, 2001 and 2002. The final settlement of the audits resulted in a FIN No. 48, “Accounting for Uncertainty in Income Taxes,” release of liability of $3.2 million which impacted the effective rate. Upon conclusion of the prior year audits, Canada initiated audits for years 2004 and 2005 with expected completion during the first half of 2009. The Company is undergoing an examination in the Netherlands for the years 2002, 2003, 2004, and 2005 with an expected completion before year end 2008. The Company is also currently under examination in other foreign tax jurisdictions, none of which are individually material. As of September 30, 2008, $102.8 million of unrecognized tax benefits have been recorded in accordance with FIN No. 48.

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

On an ongoing basis, the Company monitors activity in its 5% shareholder base for substantial changes in ownership as defined under Internal Revenue Code Section 382 (“Section 382”). In 2007 and the rest of the testing periods under Section 382, the Company has had significant activity in this shareholder base, but upon review of the 13G filings and other available data the Company believes that an ownership change did not occur during 2007 or during the nine months ended September 30, 2008. If a change is to occur, the resulting Section 382 limitation would place severe limits on the Company’s ability to utilize the United States net operating losses.

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

Summary information with respect to the Company’s segments is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Revenue by Geographic Region
United States
United States	$43,247	$39,399	$128,411	$128,155
Other	2,761	2,328	7,599	4,994

Total United States	46,008	41,727	136,010	133,149

Canada
Canada	66,811	66,730	204,248	193,101

Total Canada	66,811	66,730	204,248	193,101

Europe
United Kingdom	22,383	22,665	61,964	72,638
Italy	7,286	3,996	16,299	11,087
France	6,604	4,615	18,926	13,229
Germany	5,619	5,804	15,367	15,920
Other	5,829	7,261	18,816	21,821

Total Europe	47,721	44,341	131,372	134,695

Asia-Pacific
Australia	70,715	70,744	220,782	212,895
Other	519	857	1,904	2,992

Total Asia-Pacific	71,234	71,601	222,686	215,887

Total net revenue	$231,774	$224,399	$694,316	$676,832

Net Revenue by Segment
United States	$23,799	$27,053	$74,215	$82,797
Canada	66,811	66,728	204,248	192,890
Europe	15,915	16,513	48,605	54,985
Asia-Pacific	71,234	71,400	222,512	214,951
Wholesale	54,015	42,705	144,736	131,209

Total	$231,774	$224,399	$694,316	$676,832

Provision for Doubtful Accounts Receivable
United States	$960	$613	$2,595	$1,347
Canada	1,015	775	1,892	2,056
Europe	128	410	527	553
Asia-Pacific	875	461	3,103	2,811
Wholesale	271	214	828	594

Total	$3,249	$2,473	$8,945	$7,361

Income (Loss) from Operations
United States	$(2,200)	$(1,681)	$(3,669)	$(5,623)
Canada	10,158	8,841	33,523	27,523
Europe	(1,500)	(3,184)	(4,971)	(7,263)
Asia-Pacific	1,136	4,868	9,025	11,854
Wholesale	(441)	(120)	(1,738)	(1,789)

Total	$7,153	$8,724	$32,170	$24,702

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Capital Expenditures
United States	$731	$737	$1421	$1,566
Canada	2,315	6,636	7,638	15,973
Europe	88	856	769	3,385
Asia-Pacific	3,023	4,447	10,928	8,793

Total	$6,157	$12,676	$20,756	$29,717

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	September 30, 2008	December 31, 2007
Property and Equipment—Net
United States
United States	$16,270	$18,430
Other	620	597

Total United States	16,890	19,027

Canada
Canada	52,174	54,787

Total Canada	52,174	54,787

Europe
United Kingdom	7,174	8,718
Germany	556	700
Other	877	970

Total Europe	8,607	10,388

Asia-Pacific
Australia	55,809	60,233
Other	108	164

Total Asia-Pacific	55,917	60,397

Total	$133,588	$144,599

	September 30, 2008	December 31, 2007
Assets
United States
United States	$42,964	$71,782
Other	5,091	5,429

Total United States	48,055	77,211

Canada
Canada	144,867	166,817

Total Canada	144,867	166,817

	September 30, 2008	December 31, 2007
Europe
United Kingdom	25,331	21,434
Italy	13,593	11,501
France	6,692	6,710
Germany	5,523	5,803
Other	33,475	34,217

Total Europe	84,614	79,665

Asia-Pacific
Australia	111,415	132,948
Other	3,727	3,762

Total Asia-Pacific	115,142	136,710

Total	$392,678	$460,403

The Company offers three main products—voice, data/Internet and VOIP in all of its segments. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Voice	$147,352	$149,379	$439,865	$453,687
Data/Internet	46,299	45,104	142,691	133,253
VOIP	38,123	29,916	111,760	89,892

Total	$231,774	$224,399	$694,316	$676,832

10. DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

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

As a result of these events, the Company’s consolidated financial statements reflect the German retail operations, discontinued German subsidiary and Planet Domain operations as discontinued operations for the three and nine months ended September 30, 2008 and 2007. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of German retail operations, the discontinued German subsidiary and Planet Domain operations for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$388	$1,908	$1,384	$6,635
Operating expenses	866	1,762	2,042	6,742

Income (loss) from operations	(478)	146	(658)	(107)
Interest expense	—	(10)	—	(26)
Interest income and other income	—	0	—	3

Income (loss) from discontinued operations	$(478)	$136	$(658)	$(130)

Other Dispositions

In the third quarter, a consolidated, variable interest entity in Canada, of which the Company currently owns 45.6% of the equity, sold certain primarily rural WIMAX spectrum (spectrum for transmission of sound, data, and video) assets (representing approximately 10% of the entity’s spectrum population coverage) for cash consideration of $4.9 million ($5.0 million CAD). The minority interest on the gain on the sale of $4.6 million was $2.5 million and was included in interest income and other income (expense). Total minority interest is $2.9 million included in other long-term liabilities. The cash proceeds from the sale of $4.9 million can be used for operations within the entity, but requires unanimous shareholder consent for a dividend distribution.

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

For the three months ended September 30, 2008, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	8.0 million shares issuable upon exercise of stock options,

•	19.5 million shares issuable upon conversion of the 5% Exchangeable Senior Notes,

•	7.3 million shares issuable upon conversion of the Step Up Convertible Subordinated Debentures, and

•	3.7 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes.

For the nine months ended September 30, 2008, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	8.0 million shares issuable upon exercise of stock options,

•	10.4 million shares issuable upon conversion of the Step Up Convertible Subordinated Debentures, and

•	6.0 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes.

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

For the nine months ended September 30, 2007, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	7.2 million shares issuable upon exercise of stock options,

•	8.3 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes, and

•	0.1 million shares issuable upon conversion of the 2000 Convertible Subordinated Debentures.

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Income (loss) from continuing operations	$(32,742)	$4,453	$10,963	$8,220
Income (loss) from discontinued operations, net of tax	(478)	136	(658)	(130)
Gain from sale of discontinued operations, net of tax	—	174	—	6,132

Income (loss) attributable to common stockholders—basic and diluted	(33,220)	4,763	10,305	14,222
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	—	435	—	1,411

Income (loss) attributable to common stockholders—diluted	$(33,220)	$5,198	$10,305	$15,633

Weighted average common shares outstanding—basic	142,633	142,143	142,633	124,100
In-the-money options exercisable under stock option compensation plans	—	24	—	14
5% Exchangeable Senior Notes	—	46,936	33,505	46,936
Step Up Convertible Subordinated Debentures	—	18,939		21,362

Weighted average common shares outstanding—diluted	142,633	208,042	176,138	192,412

Basic income (loss) per common share:
Income from continuing operations	$(0.23)	$0.03	$0.07	$0.06
Income from discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Gain from sale of discontinued operations	—	0.00	—	0.05

Net income (loss)	$(0.23)	$0.03	$0.07	$0.11

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.23)	$0.02	$0.06	$0.05
Income from discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Gain from sale of discontinued operations	—	0.00	—	0.03

Net income (loss)	$(0.23)	$0.02	$0.06	$0.08

12. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Subsequent to the issuance of the 2007 consolidated financial statements, the Company determined that its 2007 disclosures of consolidating financial information incorrectly excluded the intercompany interest and related accrued intercompany receivables and payables that resulted from three intercompany loans between IHC, PTGI and PTHI. The effects of this correction on the 2007 consolidating condensed financial statements are shown in the table below. The consolidating condensed statements of operations for the three months and nine months ended September 30, 2007, the consolidating condensed statements of cash flows for the nine months ended September 30, 2007, and the consolidating condensed balance sheets at December 31, 2007 contained herein have been restated to include the effects of the adjustments shown in the tables below as increases (decreases) in the effected line items to reflect correctly intercompany interest charged by IHC to PTGI and PTHI on intercompany notes issued in 2007. The effects of this correction on the consolidating condensed statements of operations and cash flows for the year ended December 31, 2007 will be presented in future filings.

	PTGI	PTHI	Other	PTGI	PTHI	Other
	For the nine months ended September 30, 2007			For the year ended December 31, 2007
Statements of Operations:
Intercompany interest	$(2,835)	$(5,331)	$8,166	$(4,037)	$(7,881)	$11,918
Equity in net income (loss) of subsidiaries	$2,835	$8,166	$—	$4,037	$11,918	$—
Net income	$—	$2,835	$8,166	$—	$4,037	$11,918

Statements of Cash Flows:
Net cash provided by (used in) operating activities	$(2,835)	$(5,331)	$8,166	$(4,037)	$(7,881)	$11,918
Net cash provided by investing activities	2,835	5,331	—	4,037	7,881	—
Net cash used in financing activities	—	—	(8,166)	—	—	(11,918)

Net change in cash and cash equivalents	$—	$—	$—	$—	$—	$—

				December 31, 2007
Balance sheets:
Investment in subsidiaries				$4,037	$11,918	$—
Intercompany payable				$4,037	$7,881	$(11,918)
Total stockholders’ equity (deficit)				$—	$4,037	$11,918

	PTGI	IHC	Guarantor Subsidiaries	PTGI	IHC	Guarantor Subsidiaries
	For the nine months ended September 30, 2007			For the year ended December 31, 2007
Statements of Operations:
Intercompany interest	$(2,835)	$8,166	$(5,331)	$(4,037)	$11,918	$(7,881)
Equity in net income (loss) of subsidiaries	$2,835	$—	$8,166	$4,037	$—	$11,918
Net income	$—	$8,166	$2,835	$—	$11,918	$4,037

Statements of Cash Flows:
Net cash provided by (used in) operating activities	$(2,835)	$8,166	$(5,331)	$(4,037)	$11,918	$(7,881)
Net cash provided by investing activities	2,835	—	5,331	4,037	—	7,881
Net cash used in financing activities	—	(8,166)	—	—	(11,918)	—

Net change in cash and cash equivalents	$—	$—	$—	$—	$—	$—

				December 31, 2007
Balance sheets:
Intercompany receivable				$—	$11,918	$—
Investment in subsidiaries				$4,037	$—	$11,918
Intercompany payable				$4,037	$—	$7,881
Total stockholders’ equity (deficit)				$—	$11,918	$4,037

In each consolidating presentation, the above described changes are completely offset by corresponding increases in the elimination entries. Accordingly, these changes have no effect on the Company’s consolidated financial statements.

The consolidating condensed statement of cash flows for the nine months ended September 30, 2007 has been restated to correct the presentation of transactions that are settled, on a net basis, through the Company’s intercompany payables and receivables between PTGI (parent) and its subsidiaries and between PTHI and its subsidiaries. The Company had previously presented all such transactions as operating activities. Certain of these transactions should have been presented as investing and financing activities. Accordingly, the previous presentation of the statements of cash flows for the nine months ended September 30, 2007 as contained in this Note have been corrected to add the lines entitled Proceeds from intercompany balance to cash flows from investing activities and Proceeds from (payments on) intercompany balance to cash flows from financing activities. In each consolidating presentation, the above described changes are completely offset by corresponding increases in the elimination entries. Accordingly, these changes have no effect on the Company’s consolidated financial statements.

Consolidating Financial Statements for PTHI Debt Issuances

PTHI’s 8% Senior Notes and 5% Exchangeable Senior Notes are fully and unconditionally guaranteed by PTGI on a senior basis as of September 30, 2008. PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of September 30, 2008 and December 31, 2007 and for three months and nine months ended September 30, 2008 and September 30, 2007 are included for (a) PTGI on a stand-alone basis; (b) PTHI on a stand-alone basis; (c) PTGI’s indirect non-guarantor subsidiaries on a combined basis; and (d) PTGI on a consolidated basis.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$231,774	$—	$231,774
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	150,066	—	150,066
Selling, general and administrative	1,181	371	68,228	—	69,780
Depreciation and amortization	—	—	9,351	—	9,351
Loss on sale or disposal of assets	—	—	(4,576)	—	(4,576)

Total operating expenses	1,181	371	223,069	—	224,621

INCOME (LOSS) FROM OPERATIONS	(1,181)	(371)	8,705	—	7,153
INTEREST EXPENSE	(996)	(6,444)	(5,370)	—	(12,810)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(96)	—	365	—	269
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	162	—	(41)	—	121
INTEREST AND OTHER INCOME (EXPENSE)	3	—	(2,944)	—	(2,941)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(4,199)	336	(19,182)	—	(23,045)
INTERCOMPANY INTEREST	(2,114)	(4,446)	6,560	—	—
MANAGEMENT FEE	—	1,483	(1,483)	—	—

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	(8,421)	(9,442)	(13,390)	—	(31,253)
INCOME TAX EXPENSE	—	—	(1,489)	—	(1,489)

LOSS BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	(8,421)	(9,442)	(14,879)	—	(32,742)
EQUITY IN NET LOSS OF SUBSIDIARIES	(24,799)	(15,357)	—	40,156	—

LOSS FROM CONTINUING OPERATIONS	(33,220)	(24,799)	(14,879)	40,156	(32,742)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(478)	—	(478)

NET LOSS	$(33,220)	$(24,799)	$(15,357)	$40,156	$(33,220)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$694,316	$—	$694,316
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	434,584	—	434,584
Selling, general and administrative	3,755	3,980	201,461	—	209,196
Depreciation and amortization	—	—	25,407	—	25,407
Gain on sale or disposal of assets	—	—	(7,041)	—	(7,041)

Total operating expenses	3,755	3,980	654,411	—	662,146

INCOME (LOSS) FROM OPERATIONS	(3,755)	(3,980)	39,905	—	32,170
INTEREST EXPENSE	(4,304)	(21,245)	(16,008)	—	(41,557)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(608)	—	1,064	—	456
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	12,232	22,784	(408)	—	34,608
INTEREST AND OTHER INCOME (EXPENSE)	18	—	(2)	—	16
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(1,504)	808	(12,508)	—	(13,204)
INTERCOMPANY INTEREST	(7,276)	(7,629)	14,905	—	—
MANAGEMENT FEE	—	4,474	(4,474)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(5,197)	(4,788)	22,474	—	12,489
INCOME TAX BENEFIT (EXPENSE)	210	1,087	(2,823)	—	(1,526)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(4,987)	(3,701)	19,651	—	10,963

EQUITY IN NET INCOME OF SUBSIDIARIES	15,292	18,993	—	(34,285)	—

INCOME FROM CONTINUING OPERATIONS	10,305	15,292	19,651	(34,285)	10,963
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(658)	—	(658)

NET INCOME	$10,305	$15,292	$18,993	$(34,285)	$10,305

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$224,399	$—	$224,399
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	135,900	—	135,900
Selling, general and administrative	1,326	1,747	69,374	—	72,447
Depreciation and amortization	—	—	7,328	—	7,328

Total operating expenses	1,326	1,747	212,602	—	215,675

INCOME (LOSS) FROM OPERATIONS	(1,326)	(1,747)	11,797	—	8,724
INTEREST EXPENSE	(2,304)	(8,026)	(5,480)	—	(15,810)
ACCRETION ON DEBT DISCOUNT	(360)	—	323	—	(37)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	42	(104)	426	—	364
INTEREST AND OTHER INCOME	26	—	1,115	—	1,141
FOREIGN CURRENCY TRANSACTION GAIN	965	278	10,989	—	12,232
INTERCOMPANY INTEREST	(695)	(3,217)	3,912	—	—
MANAGEMENT FEE	—	1,400	(1,400)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(3,652)	(11,416)	21,682	—	6,614
INCOME TAX BENEFIT (EXPENSE)	(2,763)	(226)	828	—	(2,161)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(6,415)	(11,642)	22,510	—	4,453
EQUITY IN NET INCOME OF SUBSIDIARIES	11,178	22,820	—	(33,998)	—

INCOME FROM CONTINUING OPERATIONS	4,763	11,178	22,510	(33,998)	4,453
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	136	—	136
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	174	—	174

NET INCOME	$4,763	$11,178	$22,820	$(33,998)	$4,763

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$676,832	$—	$676,832
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	421,559	—	421,559
Selling, general and administrative	3,824	8,403	196,432	—	208,659
Depreciation and amortization	—	—	21,228	—	21,228
Loss on sale or disposal of assets	—	—	684	—	684

Total operating expenses	3,824	8,403	639,903	—	652,130

INCOME (LOSS) FROM OPERATIONS	(3,824)	(8,403)	36,929	—	24,702
INTEREST EXPENSE	(8,107)	(23,825)	(13,736)	—	(45,668)
ACCRETION ON DEBT DISCOUNT	(1,151)	—	740	—	(411)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,269)	(108)	(5,533)	—	(7,910)
INTEREST AND OTHER INCOME	360	—	3,335	—	3,695
FOREIGN CURRENCY TRANSACTION GAIN	4,813	733	24,741	—	30,287
INTERCOMPANY INTEREST	(1,368)	(8,401)	9,769	—	—
MANAGEMENT FEE	—	4,657	(4,657)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(11,546)	(35,347)	51,588	—	4,695
INCOME TAX BENEFIT (EXPENSE)	(291)	(447)	4,263	—	3,525

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(11,837)	(35,794)	55,851	—	8,220
EQUITY IN NET INCOME OF SUBSIDIARIES	26,059	61,853	—	(87,912)	—

INCOME FROM CONTINUING OPERATIONS	14,222	26,059	55,851	(87,912)	8,220
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(130)	—	(130)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	6,132	—	6,132

NET INCOME	$14,222	$26,059	$61,853	$(87,912)	$14,222

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	September 30, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92	$(39)	$47,577	$—	$47,630
Restricted cash	—	—	—	—	—
Accounts receivable	—	—	111,612	—	111,612
Prepaid expenses and other current assets	31	—	19,821	—	19,852

Total current assets	123	(39)	179,010	—	179,094
INTERCOMPANY RECEIVABLES	102,253	1,061,774	—	(1,164,027)	—
INVESTMENTS IN SUBSIDIARIES	23,028	(628,823)	—	605,795	—
RESTRICTED CASH	—	—	9,510	—	9,510
PROPERTY AND EQUIPMENT—Net	—	—	133,588	—	133,588
GOODWILL	—	—	38,026	—	38,026
OTHER INTANGIBLE ASSETS—Net	—	—	1,188	—	1,188
OTHER ASSETS	460	4,888	25,924	—	31,272

TOTAL ASSETS	$125,864	$437,800	$387,246	$(558,232)	$392,678

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$202	$470	64,032	$—	$64,704
Accrued interconnection costs	—	—	38,474	—	38,474
Deferred revenue	—	—	15,405	—	15,405
Accrued expenses and other current liabilities	1,020	281	51,965	—	53,266
Accrued income taxes	82	—	26,730	—	26,812
Accrued interest	954	4,770	5,507	—	11,231
Current portion of long-term obligations	8,370	2,168	2,199	—	12,737

Total current liabilities	10,628	7,689	204,312	—	222,629
INTERCOMPANY PAYABLES	501,774	101,046	561,207	(1,164,027)	—
LONG-TERM OBLIGATIONS (net of premium of $4,181)	48,166	306,037	247,581	—	601,784
OTHER LIABILITIES	—	—	2,969	—	2,969

Total liabilities	560,568	414,772	1,016,069	(1,164,027)	827,382

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,426	—	—	—	1,426
Additional paid-in capital	718,895	1,161,930	305,844	(1,467,774)	718,895
Accumulated deficit	(1,064,473)	(1,049,151)	(853,621)	1,902,772	(1,064,473)
Accumulated other comprehensive loss	(90,552)	(89,751)	(81,046)	170,797	(90,552)

Total stockholders’ equity (deficit)	(434,704)	23,028	(628,823)	605,795	(434,704)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$125,864	$437,800	$387,246	$(558,232)	$392,678

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Nine Months Ended September 30, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,305	$15,292	$18,993	$(34,285)	$10,305
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	8,945	—	8,945
Stock compensation expense	—	199	—	—	199
Depreciation and amortization	—	—	25,407	—	25,407
Gain on sale or disposal of assets	—	—	(7,041)	—	(7,041)
Accretion of debt (premium) discount	608	—	(1,064)	—	(456)
Equity in net income of subsidiary	(15,292)	(18,993)	—	34,285	—
Deferred income taxes	—	450	2,751	—	3,201
(Gain) loss on early extinguishment or restructuring of debt	(12,232)	(22,784)	408	—	(34,608)
Minority interest share of income	—	—	2,838	—	2,838
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	1,518	(823)	12,892	—	13,587
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	—	(12,276)	—	(12,276)
Decrease in prepaid expenses and other current assets	277	—	8,584	—	8,861
Decrease in other assets	455	854	119	—	1,428
Increase (decrease) in accounts payable	(604)	62	(6,695)	—	(7,237)
Decrease in accrued interconnection costs	—	—	(4,473)	—	(4,473)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	812	(952)	349	—	209
Decrease in accrued income taxes	(224)	(1,522)	(1,757)	—	(3,503)
Increase (decrease) in accrued interest	(929)	(3,920)	4,158	—	(691)

Net cash provided by (used in) operating activities	(15,306)	(32,137)	52,138	—	4,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(20,756)	—	(20,756)
Sale of property and equipment and intangible assets	—	—	5,741	—	5,741
Cash from disposition of business, net of cash disposed	—	—	1,676	—	1,676
Cash used in business acquisitions, net of cash acquired	—	—	(583)	—	(583)
Increase in restricted cash	—	—	(100)	—	(100)
Proceeds from intercompany balance	26,516	24,356	—	(50,872)	—

Net cash provided by (used in) investing activities	26,516	24,356	(14,022)	(50,872)	(14,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	—	(11,217)
Principal payments on long-term obligations	(1,200)	(5,482)	(3,854)	—	(10,536)
Proceeds from (payments on) intercompany balance	—	13,259	(64,131)	50,872	—

Net cash provided by (used in) financing activities	(12,417)	7,777	(67,985)	50,872	(21,753)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,572)	—	(2,572)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,207)	(4)	(32,441)	—	(33,652)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	(35)	80,018	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$92	$(39)	$47,577	$—	$47,630

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Nine Months Ended September 30, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,222	$26,059	$61,853	$(87,912)	$14,222
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	7,358	—	7,358
Stock compensation expense	—	184	—	—	184
Depreciation and amortization	—	—	21,288	—	21,288
Gain on sale or disposal of assets	—	—	(5,447)	—	(5,447)
Accretion of debt discount	1,151	—	(740)	—	411
Equity in net income of subsidiary	(26,059)	(61,853)	—	87,912	—
Deferred income taxes	—	(860)	—	—	(860)
Loss on early extinguishment or restructuring of debt	2,269	108	5,533	—	7,910
Other	—	—	—	—	—
Unrealized foreign currency transaction gain on intercompany and foreign debt	(8,417)	(2,552)	(21,660)	—	(32,629)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	293	—	293
Decrease in prepaid expenses and other current assets	123	—	2,475	—	2,598
(Increase) decrease in other assets	680	1,045	(412)	—	1,313
(Increase) decrease in intercompany balance	—	—	—	—	—
Increase in accounts payable	589	312	1,928	—	2,829
Decrease in accrued interconnection costs	—	—	(8,245)	—	(8,245)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(1,019)	1,174	(1,172)	—	(1,017)
Increase (decrease) in accrued interest	(1,865)	(4,733)	4,555	—	(2,043)

Net cash provided by (used in) operating activities	(18,326)	(41,116)	67,607	—	8,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(29,717)	—	(29,717)
Cash from disposition of business, net of cash disposed	—	—	6,140	—	6,140
Cash used for business acquisitions, net of cash acquired	—	—	(200)	—	(200)
Decrease in restricted cash	—	—	(340)	—	(340)
Proceeds from intercompany balance	55,559	48,156	—	(103,715)	—

Net cash used in investing activities	55,559	48,156	(24,117)	(103,715)	(24,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	109,275	—	109,275
Deferred financing costs	—	—	(6,570)	—	(6,570)
Principal payments on long-term obligations	(58,057)	(2,137)	(4,673)	—	(64,867)
Proceeds from sale of common stock	19,170	—	—	—	19,170
Payment on intercompany balance	—	(4,886)	(98,829)	103,715	—

Net cash provided by (used in) financing activities	(38,887)	(7,023)	(797)	103,715	57,008

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3,351	—	3,351

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,654)	17	46,044	—	44,407
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	(28)	60,581	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,110	$(11)	$106,625	$—	$108,724

Consolidating Financial Statements for IHC Debt Issuance

Primus Telecommunications IHC, Inc.’s 14 1/4% Senior Secured Notes are fully, unconditionally, jointly and severally guaranteed by PTGI on a senior basis as of September 30, 2008 and by PTHI, Primus Telecommunications, Inc., TresCom International Inc., Least Cost Routing, Inc., TresCom U.S.A., Inc., iPRIMUS USA, Inc., and iPRIMUS.com, Inc., all 100% owned subsidiaries of PTGI (collectively, the “Other Guarantors”). PTGI has a 100% ownership in PTHI and no direct subsidiaries other than PTHI. Accordingly, the following consolidating condensed financial information as of September 30, 2008 and December 31, 2007 and for three months and nine months ended September 30, 2008 and September 30, 2007 are included for (a) PTGI on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) PTGI’s indirect non-guarantor subsidiaries on a combined basis and (e) PTGI on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For Three Months Ended September 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$36,321	$195,453	$—	$231,774
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	29,125	120,941	—	150,066
Selling, general and administrative	1,181	28	7,599	60,972	—	69,780
Depreciation and amortization	—	—	809	8,542	—	9,351
(Gain) loss on sale or disposal of assets	—	—	—	(4,576)	—	(4,576)

Total operating expenses	1,181	28	37,533	185,879	—	224,621

INCOME (LOSS) FROM OPERATIONS	(1,181)	(28)	(1,212)	9,574	—	7,153
INTEREST EXPENSE	(996)	(4,050)	(6,446)	(1,318)	—	(12,810)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(96)	365	—	—	—	269
INCOME (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	162	(41)	—	—	—	121
INTEREST AND OTHER INCOME (EXPENSE)	3	—	—	(2,944)	—	(2,941)
FOREIGN CURRENCY TRANSACTION GAIN	(4,199)	(7,712)	290	(11,424)	—	(23,045)
INTERCOMPANY INTEREST	(2,114)	7,408	(4,446)	(848)	—	—
MANAGEMENT FEE	—	—	1,567	(1,567)	—	—
ROYALTY FEE	—	3,509	—	(3,509)	—	—

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	(8,421)	(549)	(10,247)	(12,036)	—	(31,253)
INCOME TAX BENEFIT (EXPENSE)	—	(344)	165	(1,310)	—	(1,489)

LOSS BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	(8,421)	(893)	(10,082)	(13,346)	—	(32,742)
EQUITY IN NET LOSS OF SUBSIDIARIES	(24,799)	—	(15,357)	—	40,156	—

LOSS FROM CONTINUING OPERATIONS	(33,220)	(893)	(25,439)	(13,346)	40,156	(32,742)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(478)	—	(478)

NET LOSS	$(33,220)	$(893)	$(25,439)	$(13,824)	$40,156	$(33,220)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For Nine Months Ended September 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$106,018	$588,298	$—	$694,316
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	84,715	349,869	—	434,584
Selling, general and administrative	3,755	146	25,675	179,620	—	209,196
Depreciation and amortization	—	—	2,490	22,917	—	25,407
Loss on sale or disposal of assets	—	—	(805)	(6,236)	—	(7,041)

Total operating expenses	3,755	146	112,075	546,170	—	662,146

INCOME (LOSS) FROM OPERATIONS	(3,755)	(146)	(6,057)	42,128	—	32,170
INTEREST EXPENSE	(4,304)	(11,854)	(21,418)	(3,981)	—	(41,557)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(608)	1,064	—	—	—	456
INCOME (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	12,232	(516)	22,784	108	—	34,608
INTEREST AND OTHER INCOME (EXPENSE)	18	—	(5)	3	—	16
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(1,504)	(4,224)	804	(8,280)	—	(13,204)
INTERCOMPANY INTEREST	(7,276)	13,267	(7,629)	1,638	—	—
MANAGEMENT FEE	—	—	4,818	(4,818)	—	—
ROYALTY FEE	—	10,815	—	(10,815)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(5,197)	8,406	(6,703)	15,983	—	12,489
INCOME TAX BENEFIT (EXPENSE)	210	126	790	(2,652)	—	(1,526)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(4,987)	8,532	(5,913)	13,331	—	10,963
EQUITY IN NET INCOME OF SUBSIDIARIES	15,292	—	18,993	—	(34,285)	—

INCOME FROM CONTINUING OPERATIONS	10,305	8,532	13,080	13,331	(34,285)	10,963
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(658)	—	(658)

NET INCOME	$10,305	$8,532	$13,080	$12,673	$(34,285)	$10,305

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended September 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$32,067	$192,332	$—	$224,399
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	22,562	113,338	—	135,900
Selling, general and administrative	1,326	29	10,129	60,963	—	72,447
Depreciation and amortization	—	—	907	6,421	—	7,328
Loss on sale or disposal of assets	—	—	(8)	8	—	—

Total operating expenses	1,326	29	33,590	180,730	—	215,675

INCOME (LOSS) FROM OPERATIONS	(1,326)	(29)	(1,523)	11,602	—	8,724
INTEREST EXPENSE	(2,304)	(3,870)	(8,042)	(1,594)	—	(15,810)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(360)	323	—	—	—	(37)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	42	(85)	(104)	511	—	364
INTEREST AND OTHER INCOME	26	—	14	1,101	—	1,141
FOREIGN CURRENCY TRANSACTION GAIN	965	3,156	303	7,808	—	12,232
INTERCOMPANY INTEREST	(695)	5,353	(3,217)	(1,441)	—	—
MANAGEMENT FEE	—	—	1,564	(1,564)	—	—
ROYALTY FEE	—	3,612	(139)	(3,473)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(3,652)	8,460	(11,144)	12,950	—	6,614
INCOME TAX BENEFIT (EXPENSE)	(2,763)	(86)	(275)	963	—	(2,161)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(6,415)	8,374	(11,419)	13,913	—	4,453
EQUITY IN NET INCOME OF SUBSIDIARIES	11,178	—	22,820	—	(33,998)	—

INCOME FROM CONTINUING OPERATIONS	4,763	8,374	11,401	13,913	(33,998)	4,453
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	136	—	136
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	174	—	174

NET INCOME	$4,763	$8,374	$11,401	$14,223	$(33,998)	$4,763

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Nine Months Ended September 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$106,063	$570,769	$—	$676,832
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	75,667	345,892	—	421,559
Selling, general and administrative	3,824	83	33,320	171,432	—	208,659
Depreciation and amortization	—	—	2,803	18,425	—	21,228
Loss on sale or disposal of assets	—	—	—	684	—	684

Total operating expenses	3,824	83	111,790	536,433	—	652,130

INCOME (LOSS) FROM OPERATIONS	(3,824)	(83)	(5,727)	34,336	—	24,702
INTEREST EXPENSE	(8,107)	(8,598)	(23,847)	(5,116)	—	(45,668)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(1,151)	740	—	—	—	(411)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,269)	(5,135)	(108)	(398)	—	(7,910)
INTEREST AND OTHER INCOME	360	—	43	3,292	—	3,695
FOREIGN CURRENCY TRANSACTION GAIN	4,813	7,642	789	17,043	—	30,287
INTERCOMPANY INTEREST	(1,368)	9,582	(8,401)	187	—	—
MANAGEMENT FEE	—	—	5,086	(5,086)	—	—
ROYALTY FEE	—	10,757	(436)	(10,321)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(11,546)	14,905	(32,601)	33,937	—	4,695
INCOME TAX BENEFIT (EXPENSE)	(291)	(1,109)	(684)	5,609	—	3,525

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(11,837)	13,796	(33,285)	39,546	—	8,220
EQUITY IN NET INCOME OF SUBSIDIARIES	26,059	—	61,853	—	(87,912)	—

INCOME FROM CONTINUING OPERATIONS	14,222	13,796	28,568	39,546	(87,912)	8,220
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(130)	—	(130)
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	6,132	—	6,132

NET INCOME	$14,222	$13,796	$28,568	$45,548	$(87,912)	$14,222

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	September 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92	$—	$3,423	$44,115	$—	$47,630
Restricted cash	—	—	—	—	—	—
Accounts receivable	—	—	13,902	97,710	—	111,612
Prepaid expenses and other current assets	31	—	1,283	18,538	—	19,852

Total current assets	123	—	18,608	160,363	—	179,094
INTERCOMPANY RECEIVABLES	102,253	299,728	580,390	76,571	(1,058,942)	—
INVESTMENTS IN SUBSIDIARIES	23,028	—	(53,408)	—	30,380	—
RESTRICTED CASH	—	—	314	9,196	—	9,510
PROPERTY AND EQUIPMENT—Net	—	—	14,434	119,154	—	133,588
GOODWILL	—	—	—	38,026	—	38,026
OTHER INTANGIBLE ASSETS—Net	—	—	—	1,188	—	1,188
OTHER ASSETS	460	253	5,948	24,611	—	31,272

TOTAL ASSETS	$125,864	$299,981	$566,286	$429,109	$(1,028,562)	$392,678

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$202	$—	$3,609	$60,893	$—	$64,704
Accrued interconnection costs	—	—	13,267	25,207	—	38,474
Deferred revenue	—	—	1,166	14,239	—	15,405
Accrued expenses and other current liabilities	1,020	—	6,075	46,171	—	53,266
Accrued income taxes	82	4,046	1,007	21,677	—	26,812
Accrued interest	954	5,419	4,770	88	—	11,231
Current portion of long-term obligations	8,370	—	2,261	2,106	—	12,737

Total current liabilities	10,628	9,465	32,155	170,381	—	222,629
INTERCOMPANY PAYABLES	501,774	—	204,923	352,245	(1,058,942)	—
LONG-TERM OBLIGATIONS	48,166	206,378	306,180	41,060	—	601,784
OTHER LIABILITIES	—	—	—	2,969	—	2,969

Total liabilities	560,568	215,843	543,258	566,655	(1,058,942)	827,382

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,426	—	—	—	—	1,426
Additional paid-in capital	718,895	—	1,161,930	305,662	(1,467,592)	718,895
Retained earnings (accumulated deficit)	(1,064,473)	84,138	(1,049,151)	(357,417)	1,322,430	(1,064,473)
Accumulated other comprehensive loss	(90,552)	—	(89,751)	(85,791)	175,542	(90,552)

Total stockholders’ equity (deficit)	(434,704)	84,138	23,028	(137,546)	30,380	(434,704)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$125,864	$299,981	$566,286	$429,109	$(1,028,562)	$392,678

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Nine Months Ended September 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,305	$8,532	$13,080	$12,673	$(34,285)	$10,305
Adjustments to reconcile net incometo net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,786	7,159	—	8,945
Stock compensation expense	—	—	199	—	—	199
Depreciation and amortization	—	—	2,491	22,916	—	25,407
Gain on sale or disposal of assets	—	—	(805)	(6,236)	—	(7,041)
Accretion of debt (premium) discount	608	(1,065)	—	1	—	(456)
Equity in net income of subsidiary	(15,292)	—	(18,993)	—	34,285	—
Deferred income taxes	—	—	591	2,610	—	3,201
(Gain) loss on early extinguishment or restructuring of debt	(12,232)	515	(22,784)	(107)	—	(34,608)
Minority interest share of income	—	—	—	2,838	—	2,838
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	1,518	4,708	(823)	8,184	—	13,587
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	—	(1,687)	(10,589)	—	(12,276)
(Increase) decrease in prepaid expenses and other current assets	277	—	(28)	8,612	—	8,861
Decrease in other assets	455	29	820	124	—	1,428
(Increase) decrease in intercompany balance	—	(8,857)	(2,423)	11,280	—	—
Decrease in accounts payable	(604)	—	(1,281)	(5,352)	—	(7,237)
Decrease in accrued interconnection costs	—	—	(1,934)	(2,539)	—	(4,473)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	812	(505)	(2,193)	2,095	—	209
Decrease in accrued income taxes	(224)	(609)	(1,271)	(1,399)	—	(3,503)
Increase (decrease) in accrued interest	(929)	4,091	(3,920)	67	—	(691)

Net cash provided by (used in) operating activities	(15,306)	6,839	(39,175)	52,337	—	4,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(1,044)	(19,712)	—	(20,756)
Sale of property and equipment and intangible assets	—	—	805	4,936	—	5,741
Cash from disposition of business, net of cash disposed	—	—	—	1,676	—	1,676
Cash used for business acquisitions, net of cash acquired	—	—	—	(583)	—	(583)
Decrease in restricted cash	—	—	—	(100)	—	(100)
Proceeds from intercompany balance	26,516	—	20,693	—	(47,209)	—

Net cash provided by (used in) investing activities	26,516	—	20,454	(13,783)	(47,209)	(14,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	—	—	(11,217)
Principal payments on other long-term obligations	(1,200)	(3)	(5,502)	(3,831)	—	(10,536)
Proceeds from (payments on) intercompany balance	—	(6,836)	26,976	(67,349)	47,209	—

Net cash provided by (used in) financing activities	(12,417)	(6,839)	21,474	(71,180)	47,209	(21,753)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(2,572)	—	(2,572)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,207)	—	2,753	(35,198)	—	(33,652)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	—	670	79,313	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$92	$—	$3,423	$44,115	$—	$47,630

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,222	$13,796	$28,568	$45,548	$(87,912)	$14,222
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,058	6,300	—	7,358
Stock compensation expense	—	—	184	—	—	184
Depreciation and amortization	—	—	2,803	18,485	—	21,288
Gain on sale or disposal of assets	—	—	—	(5,447)	—	(5,447)
Accretion of debt (premium) discount	1,151	(740)	—	—	—	411
Equity in net income of subsidiary	(26,059)	—	(61,853)	—	87,912	—
Deferred income taxes	—	—	(860)	—	—	(860)
Loss on early extinguishment or restructuring of debt	2,269	5,135	108	398	—	7,910
Unrealized foreign currency transaction gain on intercompany and foreign debt	(8,417)	(6,418)	(2,552)	(15,242)	—	(32,629)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	—	—	3,125	(2,832)	—	293
(Increase) decrease in prepaid expenses and other current assets	123	—	(158)	2,633	—	2,598
(Increase) decrease in other assets	680	35	1,715	(1,117)	—	1,313
(Increase) decrease in intercompany balance	—	(13,534)	251	13,283	—	—
Increase (decrease) in accounts payable	589	—	(1,841)	4,081	—	2,829
Decrease in accrued interconnection costs	—	—	(5,723)	(2,522)	—	(8,245)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, accrued income taxes and other liabilities	(1,019)	1,124	615	(1,737)	—	(1,017)
Increase (decrease) in accrued interest	(1,865)	5,183	(4,733)	(628)	—	(2,043)

Net cash provided by (used in) operating activities	(18,326)	4,581	(39,293)	61,203	—	8,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(973)	(28,744)	—	(29,717)
Cash from disposition of business, net of cash disposed	—	—	—	6,140	—	6,140
Cash used for business acquisitions, net of cash acquired	—	—	(200)	—	—	(200)
Increase (decrease) in restricted cash	—	—	541	(881)	—	(340)
Increase (decrease) in intercompany balance	55,559		43,869	—	(99,428)	—

Net cash provided by (used in) investing activities	55,559	—	43,237	(23,485)	(99,428)	(24,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	101,405	—	7,870	—	109,275
Deferred financing costs	—	—	—	(6,570)	—	(6,570)
Principal payments on other long-term obligations	(58,057)	—	(2,192)	(4,618)	—	(64,867)
Proceeds from sale of common stock	19,170	—	—	—	—	19,170
Increase (decrease) in intercompany balance		(105,986)	(1,573)	8,131	99,428	—

Net cash provided by (used in) financing activities	(38,887)	(4,581)	(3,765)	4,813	99,428	57,008

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	3,351	—	3,351

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,654)	—	179	45,882	—	44,407
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	—	(35)	60,588	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,110	$—	$144	$106,470	$—	$108,724

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Third Quarter 2008 Results

The recent upheaval in the global capital markets has spawned recessionary forces and caused a volatile disruption in currency exchange rates, and we have not been spared. It now seems distant when we reported last quarter that we had attained our second consecutive quarter of net revenue growth. That momentum caused us to revise upward our revenue guidance for 2008, although this was expressly premised on the stability of currency exchange rates. That assumption has become a casualty of recent global events.

More than 80% of our revenue is generated outside of the United States. When the United States (US) dollar was declining, our reported consolidated revenues and income were favorably impacted. The decline of the United States dollar also had the effect of increasing in US dollar terms the funds available to be up-streamed from our foreign operating subsidiaries. These funds are utilized, among other things, to service our predominantly US dollar denominated debt. Since our report last quarter, there has been a volatile shift in currencies as the US dollar strengthened markedly against the local currencies in our major operating regions. In particular, from June 30, 2008 to September 30, 2008 the Canadian dollar declined by 3%, the Australian dollar by 15%, the Euro by 9%, and the British Pound by 9%. The currency trends experienced from September 30, 2008 to October 31, 2008 perhaps foretell of more dramatic effects from currency for the fourth quarter 2008 with declines in the Canadian dollar of an additional 14%, the Australian dollar of an additional 17%, the Euro of an additional 10% and the British Pound of an additional 9%. While the movement of these exchange rates remains volatile, the near term impact has been to reduce substantially the amount in US dollars that we report in consolidated revenues and income and the amount of US dollars available to PRIMUS from its foreign operating subsidiaries. At October 31, 2008 exchange rate levels, approximately $2.5 million less US dollars per quarter would be generated than if currency exchange rates remained constant from rates at June 30, 2008.

This material adverse currency development also, in effect, could dramatically reduce the impact of significant cost reductions that we had implemented in late September and early October 2008. After reporting results for the second quarter, management defined and began to implement a plan to attain free cash flow in 2009. We instituted cost reductions that included a reduction of 13% in total headcount which, together with additional savings in other sales, general and administrative expenses, were expected to generate approximately $15 million in annual savings. If the recent adverse change in currency exchange rates is maintained or worsens, these factors could dramatically reduce or offset the benefits that these cost reductions would have otherwise had on our future operating results.

The combined impact of the recent global financial turmoil and the strengthening US dollar have, thus, put strains on our liquidity. The global “re-pricing” of assets, combined with the contraction of credit, has also frustrated our efforts to generate $50 million in cash proceeds from selective asset sales. We had planned to use those proceeds, among other things, to retire $23 million of debt maturing in the latter half of 2009.

As discussed in Note 2 to the Consolidated Condensed Financial Statements, the factors described above raise substantial doubt about our ability to continue as a going concern, and therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business.

Under the current circumstances, our immediate priorities are focused on improving our liquidity through the following actions:

•	Pursue additional cost reductions beyond the $15 million overall SG&A reductions recently implemented;

•	Reduce capital expenditures in 2009 by $10 million from the current expected level of $25 million in 2008;

•	Continue to pursue the sale of select assets in an admittedly difficult environment;

•	Negotiate an extension of near-term debt maturities; and
•	Confer with our bondholders to seek alternatives to deleverage our balance sheet through debt and interest reductions.

Our objective is to enhance our liquidity and to position ourselves to take advantage of market opportunities which may arise as a result of the global economic dislocation.

In this regard, the Board of Directors of the Company has created a Special Committee comprised of two current directors, Messrs. Paul Pizzani and Douglas Karp, to oversee and direct the pursuit of these initiatives.

Other 2008 Events and Accomplishments

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

In the third quarter, a consolidated, variable interest entity in Canada, of which the Company currently owns 45.6% of the equity, sold certain primarily rural WIMAX spectrum (spectrum for transmission of sound, data, and video) assets (representing approximately 10% of the entity’s spectrum population coverage) for cash consideration of $4.9 million ($5.0 million CAD). The minority interest on the gain on the sale of $4.6 million was $2.5 million and was included in interest income and other income (expense). Total minority interest is $2.9 million included in other long-term liabilities. The cash proceeds from the sale of $4.9 million can be used for operations within the entity, but requires unanimous shareholder consent for a dividend distribution.

Foreign Currency

Foreign currency can have a major impact on our financial results. Currently in excess of 82% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (CAD), USD/Australian dollar (AUD), USD/British pound (GBP), and USD/Euro (EUR). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Credit Agreement and an interest rate swap. The counter party to this hedging agreement has filed for bankruptcy. See discussion regarding the Senior Secured Credit Agreement within Management’s Discussion and Analysis—Short- and Long-Term Liquidity Considerations and Risks. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. Given the recent volatility in exchange rates affecting the functional currencies in our major markets as compared to the USD, we will continue to explore whether hedging activities may provide benefit to us.

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

In the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, the USD was weaker on average as compared to the CAD, AUD and EUR, and stronger on average as compared to the GBP. In the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months and nine months ended September 30, 2008 and 2007 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the three months ended September 30,				For the nine months ended September 30,
	2008	2007	Variance	Variance %	2008	2007	Variance	Variance %
Canada	$66,811	$66,730	$81	0%	$204,248	$193,101	$11,147	6%
Australia	$70,715	$70,744	$(29)	0%	$220,782	$212,895	$7,887	4%
United Kingdom	$22,383	$22,665	$(282)	(1)%	$61,964	$72,638	$(10,674)	(15)%
Europe*	$24,801	$20,963	$3,838	18%	$67,455	$59,956	$7,499	13%

Net Revenue by Location—in Local Currencies

	For the three months ended September 30,				For the nine months ended September 30,
	2008	2007	Variance	Variance %	2008	2007	Variance	Variance %
Canada (in CAD)	69,502	69,891	(389)	(1)%	207,975	213,432	(5,456)	(3)%
Australia (in AUD)	79,372	83,572	(4,200)	(5)%	241,865	259,598	(17,733)	(7)%
United Kingdom (in GBP)	11,815	11,566	249	2%	31,869	38,354	(6,485)	(17)%
Europe* (in EUR)	16,428	15,260	1,168	8%	44,271	44,602	(331)	(1)%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

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

Results of Operations

Results of operations for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007

Net revenue increased $7.4 million or 3.3% to $231.8 million for the three months ended September 30, 2008 from $224.4 million for the three months ended September 30, 2007. Our revenue from broadband, VOIP, local, wireless, data and hosting services contributed $59.4 million for the three months ended September 30, 2008, as compared to $54.6 million for the three months ended September 30, 2007. Our wholesale carrier and prepaid services contributed $54.0 million and $11.0 million, respectively, for the three months ended September 30, 2008, as compared to $42.7 million and $10.8 million, respectively, for the three months ended September 30, 2007.

United States: United States retail net revenue decreased $3.3 million or 12.2% to $23.8 million for the three months ended September 30, 2008 from $27.1 million for the three months ended September 30, 2007. The decrease is primarily attributed to a decrease of $3.1 million in retail voice services and a decrease of $0.2 million in Internet services.

Canada: Canada retail net revenue increased $0.1 million to $66.8 million for the three months ended September 30, 2008 from $66.7 million for the three months ended September 30, 2007. The increase is primarily attributed to an increase of $2.6 million in Internet, data and hosting services, an increase of $1.1 million in local service, an increase of $0.2 million in VOIP services, and an increase of $1.1 million in prepaid services. These increases were partially offset by a decrease of $5.0 million in retail voice services. The strengthening of the CAD against the USD accounted for a $0.5 million increase to revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Three Months Ended		Year-over-Year
	September 30, 2008 Net Revenue	September 30, 2007 Net Revenue	Variance	Variance %
United States	$21,038	$24,724	$(3,686)	(15)%
Canada	$66,811	$66,729	$82	0%
Other	$2,761	$2,328	$433	19%

Europe: European retail net revenue decreased $0.6 million or 3.6% to $15.9 million for the three months ended September 30, 2008 from $16.5 million for the three months ended September 30, 2007. The decrease is primarily attributable to a decrease of $0.7 million in prepaid services and a $0.4 million decrease in wireless services, offset by a $0.5 million increase in retail VOIP. The strengthening of the European currencies against the USD accounted for a $0.3 million increase to revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Three Months Ended September 30, 2008		For the Three Months Ended September 30, 2007		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$6,480	41%	$8,717	53%	$(2,237)	(26)%
France	5,062	32%	2,922	18%	2,140	73%
Belgium	1,928	12%	2,253	14%	(325)	(14)%
Spain	911	6%	898	5%	13	1%
Other	1,534	9%	1,723	10%	(189)	(11)%

Europe Total	$15,915	100%	$16,513	100%	$(598)	(4)%

Asia-Pacific: Asia-Pacific net revenue decreased $0.2 million to $71.2 million for the three months ended September 30, 2008 from $71.4 million for the three months ended September 30, 2007. The decrease is primarily attributable to a $1.7 million decrease in dial-up Internet services. The decrease was partially offset by $0.6 million increase in Australia business and residential voice services and a $0.9 million increase in DSL and wireless services. The strengthening of the AUD against the USD accounted for a $3.7 million increase to revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Three Months Ended September 30, 2008		For the Three Months Ended September 30, 2007		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$70,715	99%	$70,744	99%	$(29)	0%
Other	519	1%	656	1%	(137)	(21)%

Asia-Pacific Total	$71,234	100%	$71,400	100%	$(166)	0%

Wholesale: Wholesale net revenue increased $11.3 million or 26.5% to $54.0 million for the three months ended September 30, 2008 from $42.7 million for the three months ended September 30, 2007. The strengthening of the foreign currencies against the USD accounted for a $0.5 million increase to revenue, which reflects changes in the exchange rates for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The remaining increase occurred due to an increase in the wholesale business in the United States, United Kingdom and Italy. Total network capacity has increased with the installation of the new soft switches, allowing the wholesale segment more flexibility to sell additional and more profitable wholesale traffic.

The following table reflects net revenue for each major country (in thousands, except percentages):

Wholesale Revenue by Country—in USD

	For the Three Months Ended September 30, 2008		For the Three Months Ended September 30, 2007		Year-over-Year
	Net Revenue	% of Total Wholesale	Net Revenue	% of Total Wholesale	Variance	Variance %
United States	$22,210	41%	$14,675	34%	$7,535	51%
United Kingdom	15,903	29%	13,948	33%	1,955	14%
Germany	5,619	10%	5,804	14%	(185)	(3)%
Spain	1,968	4%	2,895	7%	(927)	(32)%
Italy	6,775	13%	3,488	8%	3,287	94%
Other	1,540	3%	1,895	4%	(355)	(19)%

Total	$54,015	100%	$42,705	100%	$11,310	26%

Cost of revenue increased $14.2 million to $150.1 million, or 64.8% of net revenue, for the three months ended September 30, 2008 from $135.9 million, or 60.6% of net revenue, for the three months ended September 30, 2007. Significant increases in our wholesale revenue with lower margins than retail and increases to our provision for doubtful accounts receivable have caused cost of revenue to increase as a percentage of net revenue.

United States: United States cost of revenue decreased $1.0 million or 7.6% to $12.2 million for the three months ended September 30, 2008 from $13.2 million for the three months ended September 30, 2007. The decrease is primarily due to a decrease of $1.3 million in retail voice services, which is partially offset by a $0.3 million decrease in retail VOIP.

Canada: Canada cost of revenue increased $0.7 million or 2.4% to $29.7 million for the three months ended September 30, 2008 from $29.0 million for the three months ended September 30, 2007. This increase in cost is due to an increase of $2.2 million in Internet services and a $1.7 million increase in prepaid services. These increases were offset by a $1.7 million decrease in data and hosting services, a $1.0 million decrease in retail voice services, and a $0.5 million decrease in local services. The strengthening of the CAD against the USD accounted for a $0.2 million increase to cost of revenue, which reflects changes in the exchange rates for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Europe: European cost of revenue decreased by $0.2 million primarily due to the changes in net revenue.

Asia-Pacific: Asia-Pacific cost of revenue increased by $2.6 million. The strengthening of the AUD against the USD accounted for a $2.2 million increase to cost of revenue and which reflects changes in the exchange rates for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Wholesale: Wholesale cost of revenue increased $11.8 million or 29.1% to $52.3 million for the three months ended September 30, 2008 from $40.5 million for the three months ended September 30, 2007 in line with the revenue increase. These increases in cost were due to an increase of $8.0 million in United States carrier services and a $4.0 million increases in Europe carrier services, offset by $0.2 million decrease in Japan carrier services. The strengthening of the foreign currencies against the USD accounted for a $0.5 million increase to cost of revenue, which is included in the above variance, and which reflects changes in the exchange rates for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Selling, general and administrative expenses decreased $2.6 million to $69.8 million, or 30.1% of net revenue, for the three months ended September 30, 2008 from $72.4 million, or 32.3% of net revenue, for the three months ended September 30, 2007. The decrease in selling, general and administrative expenses is attributable to a decrease of $2.8 million in salaries and benefits, a decrease of $1.3 million in advertising expenses, a decrease of $1.2 million in professional fees, and a $0.5 million decrease in occupancy, and travel and entertainment expenses. These decreases were partially offset by $1.4 million in severance charges and an increase of $1.6 million in general and administrative expenses, primarily due to the accrual for completed and potential tax audit obligations.

United States: United States selling, general and administrative expenses decreased $1.6 million to $12.7 million for three months ended September 30, 2008 from $14.3 million for the three months ended September 30, 2007. The decrease is attributable to a decrease of $0.9 million in salaries and benefits, a decrease of $0.6 million in professional fees, and a decrease of $0.3 million in occupancy, and sales and marketing. These decreases were offset by an increase of $0.3 million in advertising expenses.

Canada: Canada selling, general and administrative expense increased $2.0 million to $28.6 million for the three months ended September 30, 2008 from $26.6 million for three months ended September 30, 2007. The increase is attributable to an increase of $1.2 million in salaries and benefits due to severance charges, an increase of $1.3 million in sales and marketing, and an increase of $1.5 million in general and administrative expenses for accrual of completed and potential non-income tax obligations. These increases were partially offset by a decrease of $1.8 million in advertising expense and a decrease of $0.2 million in professional fees.

Europe: Europe selling, general and administrative expense decreased $2.3 million to $5.4 million for the three months ended September 30, 2008 from $7.8 million for the three months ended September 30, 2007. The decrease is attributable to a decrease of $0.9 million in salaries and benefits, a decrease of $0.4 million in sales and marketing expenses, a decrease of $0.6 million in occupancy expenses, and a decrease of $0.4 million in general and administrative expenses.

Asia-Pacific: Asia-Pacific selling, general and administrative expense decreased $0.7 million to $20.9 million for the three months ended September 30, 2008 from $21.6 million for the three months ended September 30, 2007. The decrease is attributable to a decrease of $0.9 million in salaries and benefits expenses, a decrease of $0.8 million in sales and marketing, and a decrease of $0.2 million in professional fees. These decreases were offset by an increase of $0.3 million in advertising expenses, an increase of $0.3 in occupancy expenses, and an increase of $0.6 million in general and administrative expenses.

Wholesale: Wholesale selling, general and administrative expense remained unchanged at $2.2 million for the three months ended September 30, 2008 from the three months ended September 30, 2007.

Depreciation and amortization expense increased $2.1 million to $9.4 million for the three months ended September 30, 2008 from $7.3 million for the three months ended September 30, 2007. The increase consists of an increase in depreciation expense of $2.1 million for assets placed in service as we enhanced our network infrastructure and expanded our data centers.

(Gain) loss on sale or disposal of assets is $4.6 million gain for the three months ended September 30, 2008 from the sale of certain primarily rural Canadian WIMAX spectrum assets.

Interest expense and accretion on debt premium (discount), net decreased $3.3 million to $12.5 million for the three months ended September 30, 2008 from $15.8 million for the three months ended September 30, 2007. The decrease has mainly resulted from our debt restructuring activities.

Gain (loss) on early extinguishment or restructuring of debt was a $0.1 million gain for the three months ended September 30, 2008 as compared to a $0.4 million gain for the three months ended September 30, 2007.

Interest and other income (expense) of $2.9 million expense for the three months ended September 30, 2008 was primarily comprised of minority interest expense recognized for the gain from the sale of the Canadian WIMAX spectrum assets.

Foreign currency transaction gain (loss) was $23.0 million loss for the three months ended September 30, 2008 as compared to $12.2 million gain for the three months ended September 30, 2007. These amounts are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense) was $1.5 million expense for the three months ended September 30, 2008 as compared to $2.2 million expense for the three months ended September 30, 2007. The expense consists of withholding tax on intercompany interest and royalty fees owed to United States subsidiaries by our Canadian and Australian subsidiaries.

Results of operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007

Net revenue increased $17.5 million or 2.6% to $694.3 million for the nine months ended September 30, 2008 from $676.8 million for the nine months ended September 30, 2007. Our revenue from broadband, VOIP, local, wireless, data and hosting services contributed $181.3 million for the nine months ended September 30, 2008, as compared to $158.6 million for the nine months ended September 30, 2007. Our wholesale carrier and prepaid services contributed $144.7 million and $30.6 million, respectively, for the nine months ended September 30, 2008, as compared to $131.2 million and $35.7 million, respectively, for the nine months ended September 30, 2007.

United States: United States retail net revenue decreased $8.6 million or 10.4% to $74.2 million for the nine months ended September 30, 2008 from $82.8 million for the nine months ended September 30, 2007. The decrease is primarily attributed to a decrease of $10.2 million in retail voice services (for residential and small businesses) and a decrease of $0.9 million in Internet services, partially offset by an increase of $2.5 million in retail VOIP.

Canada: Canada retail net revenue increased $11.3 million or 5.9% to $204.2 million for the nine months ended September 30, 2008 from $192.9 million for the nine months ended September 30, 2007. The increase is primarily attributed to an increase of $8.9 million in Internet, data and hosting services, an increase of $5.6 million in local service, an increase of $1.2 million in VOIP services, an increase of $2.0 in Internet services, and an increase of $0.7 million in wireless services. These increases were partially offset by decreases of $1.2 million in prepaid services and $5.9 million in voice services. The strengthening of the CAD against the USD accounted for a $16.6 million increase to revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Nine Months Ended		Year-over-Year
	September 30, 2008 Net Revenue	September 30, 2007 Net Revenue	Variance	Variance %
United States	$66,616	$77,803	$(11,187)	(14)%
Canada	$204,248	$192,890	$11,358	6%
Other	$7,599	$4,994	$2,605	52%

Europe: European retail net revenue decreased $6.4 million or 11.6% to $48.6 million for the nine months ended September 30, 2008 from $55.0 million for the nine months ended September 30, 2007. The decrease is primarily attributable to a $2.6 million decrease in low margin prepaid services, a $4.3 million decrease in retail voice services and a $1.3 million decrease in wireless services. These decreases were partially offset by an increase of $1.6 million in VOIP services. The strengthening of the European currencies against the USD accounted for a $2.9 million increase to revenue, which is included in the explanations above, when comparing the exchange rates for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Nine Months Ended September 30, 2008		For the Nine Months Ended September 30, 2007		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$20,081	41%	$32,479	59%	$(12,398)	(38)%
France	14,015	29%	7,536	14%	6,479	86%
Belgium	6,211	13%	7,092	13%	(881)	(12)%
Spain	3,223	7%	3,647	7%	(424)	(12)%
Other	5,075	10%	4,231	7%	844	20%

Europe Total	$48,605	100%	$54,985	100%	$(6,380)	(12)%

Asia-Pacific: Asia-Pacific net revenue increased $7.5 million or 3.5% to $222.5 million for the nine months ended September 30, 2008 from $215.0 million for the nine months ended September 30, 2007. The increase is primarily attributable to a $4.7 million increase in Australia DSL services, a $6.4 million increase in Australia business and residential voice services, a $0.2 million increase in VOIP services and a $0.8 million increase in wireless services, partially offset by a $3.7 million decrease in dial-up Internet services and a $0.5 million decrease in prepaid services. The strengthening of the AUD against the USD accounted for a $24.2 million increase to revenue, which is included in the explanations above, which reflects changes in the exchange rates for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Nine Months Ended September 30, 2008		For the Nine Months Ended September 30, 2007		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$220,782	99%	$212,895	99%	$7,887	4%
Other	1,730	1%	2,056	1%	(326)	(16)%

Asia-Pacific Total	$222,512	100%	$214,951	100%	$7,561	4%

Wholesale: Wholesale net revenue increased $13.5 million or 10.3% to $144.7 million for the nine months ended September 30, 2008 from $131.2 million for the nine months ended September 30, 2007. Total network capacity has increased with the installation of the new soft switches, allowing the wholesale segment more flexibility to sell more profitable wholesale traffic. The strengthening of the foreign currencies against the USD accounted for a $4.6 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

The following table reflects net revenue for each major country (in thousands, except percentages):

Wholesale Revenue by Country—in USD

	For the Nine Months Ended September 30, 2008		For the Nine Months Ended September 30, 2007		Year-over-Year
	Net Revenue	% of Total Wholesale	Net Revenue	% of Total Wholesale	Variance	Variance %
United States	$61,795	43%	$50,351	39%	$11,444	23%
United Kingdom	41,884	29%	40,159	31%	1,725	4%
Germany	15,367	11%	15,920	12%	(553)	(3)%
Spain	5,980	4%	8,321	6%	(2,341)	(28)%
Italy	14,626	10%	9,618	7%	5,008	52%
Other	5,084	3%	6,840	5%	(1,756)	(26)%

Total	$144,736	100%	$131,209	100%	$13,527	10%

Cost of revenue increased $13.0 million to $434.6 million, or 62.6% of net revenue, for the nine months ended September 30, 2008 from $421.6 million, or 62.3% of net revenue, for the nine months ended September 30, 2007. We have grown revenue from our higher margin services and lower margin wholesale services and improved the cost efficiency of our network. We also received a benefit of $5.8 million in Australia from the 2008 ACCC Ruling which reduced our cost of revenue and partially offset the increase experienced in line with the revenue growth.

United States: United States cost of revenue decreased $1.2 million primarily due to a decrease of $2.7 million in retail voice and a decrease of $0.2 in Internet services offset by an increase of $1.7 million in VOIP services.

Canada: Canada cost of revenue increased $3.0 million primarily due to an increase of $6.7 million in Internet services, an increase of $0.9 million in local services, an increase of $0.3 million in prepaid services, and an increase of $0.2 million in wireless offset by a decrease of $5.1 million in data and hosting services.

Europe: European cost of revenue decreased by $2.1 million primarily due to the changes in net revenue.

Asia-Pacific: Asia-Pacific cost of revenue decreased $0.6 million primarily due to a decrease of $1.9 million in Internet services and a decrease of $0.3 million in prepaid services. These decreases were offset by an increase of $1.7 million in DSL services, an increase of $5.3 million in residential and business voice services, and an increase of $0.4 million in wireless and VOIP services. We also realized a $5.8 million reduction to cost of revenue from the 2008 ACCC Ruling. The strengthening of the AUD against the USD accounted for a $15.4 million increase to cost of revenue, which is included in the explanations above, and which reflects changes in the exchange rates for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Wholesale: Wholesale cost of revenue increased $13.9 million or 11% to $140.0 million for the nine months ended September 30, 2008 from $126.1 million for the nine months ended September 30, 2007 in line with the revenue increase. The strengthening of the foreign currencies against the USD accounted for a $4.5 million increase to cost of revenue, which is included in the above variance explanation, and which reflects changes in the exchange rates for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Selling, general and administrative expenses increased $0.5 million to $209.2 million, or 30.1% of net revenue, for the nine months ended September 30, 2008 from $208.7 million, or 30.8% of net revenue, for the nine months ended September 30, 2007. The increase in selling, general and administrative expenses is attributable to an increase of $4.5 million in salaries and benefits, an increase of $1.3 million in sales and marketing expenses, and an increase of $1.4 million in occupancy expenses. These increases were partially offset by a decrease of $6.5 million in professional fees (described below).

United States: United States selling, general and administrative expenses decreased $6.2 million to $39.1 million for nine months ended September 30, 2008 from $45.3 million for the nine months ended September 30, 2007. The decrease is attributable to a decrease of $1.7 million in salaries and benefits, a decrease of $0.8 million in general and administrative expenses, a decrease of $0.6 million in sales and marketing, and a decrease of $4.7 million in professional fees as the first quarter 2007 included significant expenses for litigation defense and the FIN No. 48 implementation. These decreases were offset by an increase of $1.4 million in advertising.

Canada: Canada selling, general and administrative expense increased $5.1 million to $78.5 million for nine months ended September 30, 2008 from $73.4 million for the nine months ended September 30, 2007. The increase is attributable to an increase of $4.5 million in salaries and benefits, an increase of $3.1 million in sales and marketing, and an increase of $1.0 million in occupancy expenses. These increases were offset by a decrease of $3.4 million in advertising.

Europe: Europe selling, general and administrative expense decreased $5.5 million to $17.6 million for the nine months ended September 30, 2008 from $23.1 million for the nine months ended September 30, 2007. The decrease is attributable to a decrease of $2.2 million in sales and marketing expense primarily in prepaid services agent commissions, a decrease of $1.4 million in salaries and benefits, a decrease of $1.2 million in occupancy expenses, and a decrease of $0.8 million in general and administrative expenses.

Asia-Pacific: Asia-Pacific selling, general and administrative expense increased $7.3 million to $67.6 million for the nine months ended September 30, 2008 from $60.3 million for the nine months ended September 30, 2007.

The increase is attributable to an increase of $3.0 million in salaries and benefits, an increase of $1.7 million in advertising expense, a increase of $1.2 million in sales and marketing expense, an increase of $1.3 million in occupancy expenses, and an increase of $1.3 million in general and administrative expenses, partially offset by a decrease of $1.1 million in professional fees.

Wholesale: Wholesale selling, general and administrative expense decreased $0.1 million or 1.5% to $6.4 million for the nine months ended September 30, 2008 from $6.5 million for the nine months ended September 30, 2007.

Depreciation and amortization expense increased $4.2 million to $25.4 million for the nine months ended September 30, 2008 from $21.2 million for the nine months ended September 30, 2007. The increase consists of an increase in depreciation expense of $4.7 million for assets placed in service as we enhanced our network infrastructure and expanded our data centers.

(Gain) loss on sale or disposal of assets was a $7.0 million gain for the nine months ended September 30, 2008 compared to a $0.7 million loss for the nine months ended September 30, 2007. In the nine months ended September 30, 2008, we recognized a gain of $0.8 million associated with the sale of certain surplus fiber assets in the United States, a gain of $1.7 million associated with a sale of a minority equity investment in a Japanese entity, and a gain of $4.6 million associated with the sale of primarily WIMAX spectrum assets.

Interest expense and accretion on debt premium (discount), net decreased $1.7 million to $41.1 million for the nine months ended September 30, 2008 from $46.1 million for the nine months ended September 30, 2007. There was an increase of $3.2 million mainly resulting from issuance and exchange of our 14 1/4% Senior Secured Notes, offset by a $4.8 million decrease mainly resulting from reductions in principal outstanding balances of our 12 3/4% Senior Notes, Step Up Convertible Subordinated Debentures, 8% Senior Notes, 5% Exchangeable Senior Notes, and 3 3/4% Convertible Senior Notes.

Gain (loss) on early extinguishment or restructuring of debt was a $34.6 million gain for the nine months ended September 30, 2008 compared to a $7.9 million loss for the nine months ended September 30, 2007. In the second quarter 2008, we exchanged $49.0 million principal amount of our 8% Senior Notes, $33.0 million principal amount of our 5% Exchangeable Senior Notes, $43.1 million principal amount of our 3 3/4% Convertible Senior Notes, $5.3 million principal amount of our 12 3/4% Senior Notes for $67.1 million principal amount of our newly issued 14 1/4% Senior Secured Notes and $4.7 million of cash, resulting in a gain on restructuring of debt of $32.2 million including the expensing of related financing costs, which was adjusted to $32.3 million in the third quarter. In the first quarter 2008, we made open market purchases of $0.8 million principal amount of our October 1999 Senior Notes and $13.8 million principal amount of our Step Up Convertible Subordinated Debentures, resulting in a $0.1 million and $2.1 million gain, respectively, on early extinguishment of debt including the write-off of related deferred financing costs, discount and effective interest.

In the second quarter 2007, we converted $5.0 million principal amount of our Step Up Convertible Subordinated Debentures to 6.0 million shares of our common stock, resulting in an induced debt conversion expense of $2.3 million, which includes deferred financing cost and discount write-offs. In first quarter 2007, we issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes in exchange for $40.7 million principal amount of the Company’s outstanding 12 3/4% Senior Notes and $23.6 million in cash. This exchange was deemed a debt modification, resulting in a $5.1 million loss on restructuring of debt for financing costs incurred. The remaining $0.9 million of expense in the three months ended June 30, 2007, resulted from costs related to the early retirement of a Canadian credit facility.

Interest and other income (expense) of $16 thousand expense for the nine months ended September 30, 2008 was primarily comprised of minority interest expense recognized for the gain from the sale of the Canadian WIMAX spectrum assets, offset by interest income.

Foreign currency transaction gain was $13.2 million for the nine months ended September 30, 2008 as compared to $30.3 million for the nine months ended September 30, 2007. These gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense) was an expense of $1.5 million for the nine months ended September 30, 2008 as compared to $3.5 million benefit for the nine months ended September 30, 2007. The nine months ended September 30, 2008 amount consists of a favorable final settlement of Canadian audits for the years 2000, 2001 and 2002, which resulted in a release of a FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” liability of $3.2 million, offset by foreign withholding tax on intercompany interest and royalty fees owed to United States subsidiaries by our Canadian and Australian subsidiaries.

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

Net cash provided by operating activities was $4.7 million for the nine months periods ended September 30, 2008 and $8.2 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net income, net of non-cash operating activity, provided $22.4 million of cash. In addition, cash was increased by a reduction in prepaid expenses, other current assets and other assets of $10.3 million and $0.2 million from our accrued expenses, deferred revenue, other current liabilities and other liabilities. For the nine months ended September 30, 2008, we used $12.3 million in the increase in our accounts receivable, $7.2 million to reduce our accounts payable, $4.5 million to reduce our accrued interconnection costs, $3.5 million to reduce our accrued income taxes, and $0.7 million to reduce our accrued interest. For the nine months ended September 30, 2007, net income, net of non-cash operating activity, provided $12.4 million of cash. In addition, cash was increased by a reduction in accounts receivable of $0.3 million, a reduction in prepaid expenses and other assets of $3.9 million, an increase of our accounts payable of $2.8 million and an increase of our deferred revenue, accrued expenses, and other liabilities of $0.8 million. In 2007, we used $8.2 million to reduce accrued interconnection costs, $1.8 million to reduce accrued income taxes and $2.0 million to reduce our accrued interest.

Net cash used in investing activities was $14.0 million for the nine months ended September 30, 2008 compared to $24.1 million for the nine months ended September 30, 2007. Net cash used in investing activities during the nine months ended September 30, 2008 included $20.8 million of capital expenditures and $0.6 million used in business acquisitions in Australia, offset by $4.9 million from the sale of certain primarily rural Canadian WIMAX spectrum assets (which can be used for operations within the entity but requires unanimous shareholder consent for a dividend distribution), $1.7 million net cash proceeds from the disposition of a minority equity investment in Japan and $0.8 million from the disposition of surplus fiber assets. Net cash used in investing activities during the nine months ended September 30, 2007 included $29.7 million of capital expenditures, $0.3 million to increase restricted cash, $0.2 million to acquire an additional 39% of a subsidiary, offset by $6.1 million net cash proceeds from the disposition of our Australian Planet Domain subsidiary and a German subsidiary.

Net cash used in financing activities was $21.8 million for the nine months ended September 30, 2008 as compared to $57.0 million provided by financing activities for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, $11.2 million was used to purchase and retire $0.8 million principal amount of our 12 3/4% Senior Notes and $13.8 million principal amount of our Step Up Convertible Subordinated Debentures. We also used $10.5 million for debt exchanges and principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the nine months ended

September 30, 2007, net cash provided by financing activities consisted of $102.7 million from the issuance of $75.2 million principal amount of 14 1/4% Senior Secured Notes for $69.2 million in net cash and $35.0 million from a credit facility with a financial institution (less $1.5 million in financing costs) and $19.2 million from the sale of 22.5 million shares of our registered common stock; partially offset by the retirement in full of $22.7 million principal amount of our 2000 Convertible Subordinated Debentures, the retirement of $3.2 million principal of our October 1999 Senior Notes, the repayment in full of a $29.9 million Canadian loan facility and $5.6 million principal payments of capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

As of September 30, 2008, we had $47.6 million of cash and cash equivalents. We continue to have significant debt service obligations. Additionally, we have $8.6 million principal amount of Step Up Convertible Subordinated Debentures due in August 2009 and $14.2 million principal amount of 12 3/4% Senior Notes due in October 2009. Our ability to repay the Step Up Convertible Subordinated Debentures and the 12 3/ 4% Senior Notes at their current maturities, together with the ability to meet cash needs for our operations and debt service over the next twelve months is uncertain.

We have recently instituted cost reductions that included a reduction of 13% in total headcount which, together with additional savings in other sales, general and administrative expenses, were expected to generate approximately $15 million in annual savings. If the recent adverse change in currency exchange rates is maintained or worsens, these factors could dramatically reduce or offset the benefits that these cost reductions would have otherwise had on our results. As a result, among other things, we are currently focused on pursuing additional cost reductions beyond the $15 million recently implemented. These include efforts to reduce headcount; to moderate advertising and marketing costs to the most productive programs; to reduce the non-sales and marketing cost structure; to focus on improving sales productivity and margin enhancements by leveraging existing network assets and increasing the revenue mix in favor of higher margin growth services; and to reduce administrative costs. We also continue to focus on minimizing capital expenditures and managing working capital. In addition to our cost reduction efforts, we consider the feasibility and timing of transactions, including assets sales, that could raise capital for additional liquidity, debt reduction, debt extension, refinancing of existing indebtedness and for additional working capital and growth opportunities. Although these cash management strategies are being pursued aggressively, there can be no assurance that such actions will be sufficient to offset the detrimental global economic, capital market and currency effects we are experiencing. If these plans are insufficient or adverse events occur to delay or prevent the execution of these plans, we may not be able to service our debt or other obligations as they become due, and, if we are unable to obtain requisite relief from our debt holders, we could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

The recent severe downturns in global economic conditions and contraction of capital markets, as well as the significant exchange rate appreciation of the United States dollar, have impaired our near-term possibilities to strengthen the balance sheet opportunistically and improve cash flows through potential refinancing and equity capital infusions. Further, such conditions have made the sale of non-strategic assets and businesses to generate enhanced liquidity difficult to complete on acceptable terms or at all. Additionally, given that the preponderance of our debt obligations are in United States dollars, the recent sharp strengthening of the United States dollar as compared to other foreign currencies has added further concern to our liquidity position with payments from foreign operating subsidiaries yielding less United States dollars. We expect that this development will dramatically reduce the impact of our significant cost reductions that we had implemented in late September and early October, prior to the accelerated strengthening of the United States dollar. As a consequence, we are currently exploring instituting further cost reductions to help offset the impact of a strengthening United States dollar. The consolidated financial statements have been prepared assuming that we will continue as a going concern. The factors described below raise substantial doubt about our ability to continue as a going concern, and therefore, we may be unable to realize its assets and discharge our liabilities in the normal course of business. These financial statements do not include any adjustments that might result from this uncertainty, including those relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

We will continue to have significant debt service obligations on a long-term basis. From time to time, we consider the feasibility and timing of transactions that could raise capital for additional liquidity, debt reduction, debt extension, refinancing of existing indebtedness and for additional working capital and growth opportunities. There can be no assurance we will be successful in any of these efforts to consummate timely any such transactions or at all or to obtain any such financing on acceptable terms or at all, especially in consideration of the state of the current global economic and credit situation. If we are successful in raising additional financing or issuing our securities in exchange for or extension of debt, securities comprising a significant percentage of our diluted equity capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change or prove inaccurate, including those with respect to our debt levels, currency exchange rates, competitive developments, developments affecting our network or product initiatives, services, operations or cash from operating activities, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected. In such circumstances, there can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms or to exchange or to extend debt. Also there can be no assurance that changes in assumptions or conditions, including those referenced under “Risk Factors,” “Legal Proceedings” and “Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity.

During 2007 and the first half of 2008 we successfully executed a number of liquidity-enhancing initiatives. We have extended certain debt maturities, reduced the principal amount of debt maturing in 2009 and 2010, and improved some of the financial restrictions burdening our business. As a result of these transactions, we have remaining $14.2 million principal amount of 12 3/4% Senior Notes and $8.6 million principal amount of Step Up Convertible Subordinated Debentures coming due in the second half of 2009.

As of September 30, 2008, we had $58.3 million in future minimum purchase obligations, $52.2 million in future operating lease payments and $614.5 million of indebtedness. As of September 30, 2008, approximately $102.8 million of unrecognized tax benefits have been recorded in accordance with FIN No. 48. We are uncertain as to if or when such amounts may be settled due to the unpredictable nature and timing of income tax audits, so we have not included these amounts in the table below. Payments of principal and interest are due as follows:

Year Ending December 31,	Vendor Financing	Senior Secured Term Loan Facility (1)	Financing Facility	Senior Notes	Convertible and Exchangeable Notes (2)	Step Up Convertible Subordinated Debentures	Senior Secured Notes (2)	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2008 (as of September 30, 2008)	$824	$2,614	$761	$904	$584	$0	$13,486	$7,735	$3,980	$30,888
2009	2,804	10,396	3,043	30,875	2,451	9,332	24,980	30,303	13,089	$127,273
2010	5,718	10,298	3,043	14,880	59,436	—	24,980	16,495	10,018	144,868
2011	160	94,250	3,043	14,880	—	—	186,789	2,307	7,288	308,717
2012	103	—	35,760	14,880	—	—	—	1,445	5,692	57,880
Thereafter	100	—	—	208,320	—	—	—	—	12,174	220,594

Total Minimum Principal & Interest Payments	9,709	117,558	45,650	284,739	62,471	9,332	250,235	58,285	52,241	890,220
Less: Amount Representing Interest	(1,308)	(21,058)	(10,650)	(84,553)	(4,902)	(691)	(74,934)	—	—	(198,096)

Face Value of Long-term Obligations	8,401	96,500	35,000	200,186	57,569	8,641	175,301	58,285	52,241	692,124
Amount Representing Premium (Discount)	—	—	—	—	(220)	(271)	4,672	—	—	4,181
Add: Exchangeable Notes
Notes and Senior Secured
Notes Interest Treated as Long-Term Obligations	—	—	—	—	2,337	—	26,405	—	—	28,742

Total Long-Term Obligations	$8,401	$96,500	$35,000	$200,186	$59,686	$8,370	$206,378	$58,285	$52,241	$725,047

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 9.8%, which is the interest rate at September 30, 2008.

(2)

For preparation of this table, we have shown separately the cash interest payments of the 5% Exchangeable Senior Notes and these 14 1/4% Senior Secured Notes that were issued through trouble debt restructurings as a portion of long-term obligations (see “Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2008, 2009 and 2010 is $0.6 million, $1.2 million and $0.6 million, respectively. The interest due on this portion of the 14 1/4% Senior Secured Notes in 2008, 2009, 2010 and 2011 is $5.4 million, $8.8 million, $8.8 million and $3.4 million, respectively.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $7.7 million, $30.3 million, $16.5 million, $2.3 million and $1.4 million remaining in 2008, 2009, 2010, 2011 and 2012, respectively.

The indentures governing the senior notes, senior secured notes, senior secured term loan facility, convertible and exchangeable senior notes, and step up convertible subordinated debentures, as well as certain other credit arrangements, contain certain financial and other covenants which, among other things, will restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by us. In addition, outstanding indentures and certain credit arrangements include provisions that would create, after the defined passage of time, and under certain instruments, after the entry of final judgment, an event of default for each of the instruments, should there be an event of default on any one or more of the instruments that have an aggregate principal amount outstanding in excess of certain thresholds as defined in the various indentures and certain credit arrangements. Currently, the lowest such threshold is $20 million. We believe we were in compliance with the above covenants at September 30, 2008.

In March 2007, we entered into a Senior Secured Credit Agreement (“Credit Agreement”) with a financial institution, to refinance an existing Canadian credit facility. The Credit Agreement provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matures in March 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Credit Agreement is secured by the assets of our Canadian operations and certain guarantees. At September 30, 2008, we had an outstanding liability of $35.0 million under the Credit Agreement.

In October 2007, we entered into a cross-currency principal and interest rate swap agreement, which fixed the interest rate at 9.21% starting from October 31, 2007. The Credit Agreement requires that we, at all times that the loan amounts are outstanding, maintain a hedging agreement to hedge the full amount of our currency rate exposures with respect to the aggregate principal amount outstanding under this Credit Agreement at any time. The cross-currency principal and interest rate swap agreement’s counter party is Lehman Brothers Special Financing, Inc. (“Lehman SFI”). Lehman SFI entered into bankruptcy in early October 2008 following its ultimate parent entering bankruptcy in mid-September 2008. September and October 2008 month end interest rate swap payments were not made by Lehman SFI to Primus nor, correspondingly, were payments made from Primus to Lehman SFI. Unless cured within a proper notice period, an event of default under the swap agreement will have been deemed to have occurred. However, there have not been any notices delivered by Primus, Lehman SFI or a bankruptcy administrator for Lehman SFI which notices any such default or which would result in termination of the swap agreement. These events call into question whether a hedging agreement has been maintained as required by the Credit Agreement.

While the covenant language is arguably ambiguous, management believes that the hedging agreement with Lehman SFI continues to be in force with respect to the requirements under the Credit Agreement and, accordingly, that no breach or event of default has occurred. The lender, as a third party beneficiary to the hedging agreement, is fully aware that Lehman SFI is the counterparty. To date, we have received no communication or notice from the lender asserting a breach or event of default. Should the existing hedging agreement with Lehman SFI be terminated, we would be required per the terms of the Credit Agreement to replace such agreement within 10 days or be in default of the Credit Agreement. A default of the Credit Agreement could, with passage of time after entry of a final judgment, also trigger cross default provisions with respect to other long-term debt agreements. Based upon the uncertain future of the existing hedging agreement with Lehman SFI, we have begun to explore possible replacement instruments.

In light of the foregoing, we and/or our subsidiaries will evaluate and determine on a continuing basis, depending on market conditions and the outcome of events described herein under “Special Note Regarding Forward—Looking Statements,” the most efficient use of our capital and resources, including investment in our network, systems and growth products, purchasing, refinancing, extending, exchanging, tendering for or retiring certain of our outstanding debt securities in privately negotiated transactions, open market transactions or by other direct or indirect means, issuing our common stock or purchasing our common stock in the open market or issuing common stock in exchange transactions to the extent permitted by existing covenants.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact of SFAS No. 162 on its financial statements, but does not believe there will be a material impact.

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

•

financing, refinancing, debt extension, de-leveraging and/or debt repurchase, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives;

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

•	the possible inability to raise additional capital when needed, on attractive terms, or at all;

•	possible claims under our existing debt instruments which could impose constraints and limit our flexibility;

•	the inability to reduce, repurchase, refinance, extend, exchange, tender for or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;

•	the impact of the delisting of our common stock from the Nasdaq Capital Market which may impair our ability to raise capital;

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

Foreign currency can have a major impact on our financial results. Currently in excess of 82% of our net revenue was derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Credit Agreement. The counter party to this hedging agreement has filed for bankruptcy. See discussion regarding the Senior Secured Credit Agreement within Management’s Discussion and Analysis—Short- and Long-Term Liquidity Considerations and Risks. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. Given the current divergence in exchange rates affecting the functional currencies in our major markets as compared to the USD, we will explore whether hedging activities may provide benefit to us.

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

In the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, the USD was weaker on average as compared to the CAD, AUD and EUR, and stronger on average as compared to the GBP. As a result, our revenue of the subsidiaries whose local currency is CAD, AUD, GBP and EUR increased (decreased) (1)%, (5)%, 2% and 8% in local currency compared to the three months ended September 30, 2007, but increased (decreased) 0%, 0%, (1)% and 18% in USD, respectively. In the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, the USD was weaker on average as compared to the CAD, AUD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is CAD, AUD, GBP and EUR decreased (3)%, (7)%, (17)% and (1)% in local currency compared to the nine months ended September 30, 2007, but increased (decreased) 6%, 4%, (15)% and 13% in USD, respectively.

Interest rates—The majority of our long-term debt obligations are at fixed interest rates at September 30, 2008. In February 2005, we obtained a $100 million senior secured term loan, which has a variable interest rate feature. In March 2007, we entered into a $35 million senior secured credit agreement with a variable interest rate. The interest rate on the $35 million senior secured credit agreement has been fixed effective October 2007 after we completed a cross-currency interest rate swap agreement. The counter party to this agreement has filed for bankruptcy. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. See discussion regarding the Senior Secured Credit Agreement within Management’s Discussion and Analysis—Short- and Long-Term Liquidity Considerations and Risks.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the nine months ended September 30, 2008 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, senior secured notes, senior secured term loan, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at September 30, 2008. In the case of the convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures and senior secured notes, the table excludes the potential exercise of the relevant redemption and conversion features and excludes an unamortized debt premium (net of discount) of $4.2 million and future cash interest payments of $28.7 million from our 5% Exchangeable Senior Notes and 14 1/4% Senior Secured Note that are treated as long term obligations (see Note 4—“Long-Term Obligations”).

	Year of Maturity						Total	Fair Value
	2008	2009	2010	2011	2012	Thereafter
	(in thousands, except percentages)
Fixed Rate	$616	$24,903	$62,934	$175,449	$35,098	$186,057	$485,098	$289,625
Average Interest Rate	7.4%	10.8%	4.8%	14.2%	9.2%	8.0%	10.1%
Variable Rate	$250	$1,000	$1,000	$94,250	$—	$—	$96,500	$96,500
Average Interest Rate	9.8%	9.8%	9.8%	9.8%	—	—	9.8%

ITEM 4.	CONTROLS AND PROCEDURES

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

As part of our compliance efforts relative to Section 404 of Sarbanes-Oxley Act of 2002, management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment, management identified a material weakness in our internal control over accounting for income taxes. The material weakness in internal control related to a lack of documentation and insufficient historical analysis, and has not been remediated because of insufficient time in the position for the Corporate Tax Director, who started in the position on October 1, 2007 and resigned on September 5, 2008 without a replacement. His hiring was part of the remediation efforts related to the material weakness identified as of December 31, 2006. Those efforts were then cut short with the director’s resignation. This short time period did not allow the new Corporate Tax Director enough time to establish a consistent application of controls surrounding documentation and historical analysis. These deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by our internal control over financial reporting.

Changes in Internal Control

Our Principal Executive Officer and our Principal Financial Officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or is reasonably likely to affect materially, our internal control over financial reporting, except for the items noted below. We are in the process of restarting the remediation efforts with respect to the material weakness described above.

Our income tax accounting has significant complexity due to our business being property and equipment intensive, our varied types of refinancing and debt transactions, the significant number of foreign subsidiary legal entities and various tax planning strategies. To address this complexity, we restructured the United States tax department and hired both a senior manager of taxation for non-income tax matters and a Corporate Tax Director for oversight of the domestic, foreign and consolidated income tax responsibilities. In addition, we utilize third party tax advisors both to assist in the administrative and consolidation duties of preparing the income tax provision and disclosures and also to advise on matters beyond our in-house expertise. We believe that the personnel hired into these positions have the appropriate knowledge, experience and skills to maintain the proper controls over accounting for income taxes. However, the Corporate Tax Director had been in the position only from October 1, 2007, which, at December 31, 2007 was not enough time to remediate our internal controls over accounting for income taxes. We believed that during 2008, the Corporate Tax Director would have had enough time to remediate the controls related to documentation and historical analysis. After his resignation noted above, we found and hired a replacement, who is scheduled to begin mid-November 2008. During the interim period without a Corporate Tax Director, we engaged a multi-national accounting firm to complete the third quarter income tax accounting and reporting responsibilities.

In late September and early October 2008, the Company reduced its global workforce by approximately 13%. The actions taken included the elimination of the Chief Financial Officer positions in the Company’s Canadian and Australian operating units, the elimination of the position of President in the United States operating unit, and the creation of a consolidated management position to oversee the European and United States operations. We do not believe these actions will diminish the effective functioning of our internal controls over financial reporting in the operating units affected.

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

If current global market, credit and economic conditions continue or intensify, we may not be able to service our debt or other obligations.

The recent tightening of the global credit markets and deterioration of the global economy have created material uncertainties in our future operating results and in our ability to improve our liquidity position, to consummate asset sales, to refinance or to extend the debt with 2009 maturities, and to raise additional capital, thereby creating increased uncertainty in our ability to meet future payment obligations. See also information under “Item 7—MD&A—Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks” and in these Risk Factors. If adverse events referenced or described herein or therein were to occur, we may not be able to service our debt or other obligations as they become due and, if we are unable to obtain requisite relief from our debt holders, we could, among other things, be required to seek protection under the bankruptcy laws of the United States or other similar laws in other countries.

Material strengthening of the United States dollar against foreign currencies reduces the yield in United States dollars generated from payments from the foreign operating subsidiaries and may adversely affect our ability to service our debt.

Our largest operating subsidiaries generate Canadian and Australian dollars. Payments to the United States entities from these foreign operating subsidiaries are reduced by the material strengthening of the United States dollar, as the yield in United States dollars is reduced. These payments are a substantial source for servicing our significant debt obligations, as well as a source for making principal payments. Most of our debt is denominated in United States dollars. Therefore, a reduced yield adversely affects our ability to service or pay off our debt.

Our high level of debt and liquidity needs may adversely affect our financial and operating flexibility.

We currently have substantial indebtedness and anticipate that we and our subsidiaries may incur additional indebtedness in the future. The level and/or terms of our indebtedness (1) could make it difficult for us to make required payments of principal and interest on our outstanding debt as they become due; (2) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (3) require that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; (4) could limit our flexibility in planning for, or reacting to, changes in our business, including demands by some suppliers for more stringent payment terms; (5) result in our being more highly leveraged than many of our competitors, which places us at a competitive disadvantage; (6) will make us more vulnerable in the event of a downturn in our business; and (7) could limit our ability to fund our operations due to covenant restrictions. The recent tightening of global credit markets could also adversely affect our ability to raise needed capital at acceptable terms or at all.

Because a significant portion of our business is conducted outside the United States, fluctuations in foreign currency exchange rates could adversely affect our results of operations.

A significant portion of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. See “Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening or weakening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions. During the fourth quarter 2007, we completed a forward currency contract required by a Canadian credit facility. The counter party to this hedging agreement has filed for bankruptcy. See discussion regarding the Senior Secured Credit Agreement within Management’s Discussion and Analysis—Short- and Long-Term Liquidity Considerations and Risks. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulated other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2007, which condition still existed at September 30, 2008, due to the material weakness that existed in our internal control over accounting for income taxes. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or newly identified material weaknesses in internal control over financial reporting.

In performing an internal control assessment at the end of 2006, our management identified a material weakness in our internal control over financial reporting, which condition still existed at September 30, 2008. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weakness identified by our management, see Item 4. Controls and Procedures of our Quarterly Report on Form 10-Q for the period ended September 30, 2008. To address the material weakness, we performed additional analysis and other post-closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles. These additional procedures were costly, time consuming and required us to dedicate a significant amount of our resources, including the time and attention of our senior management, toward the correction of these problems. Performing these additional procedures in the future, could cause delays in the filing of our periodic and annual reports to the SEC.

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

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers by November 2005. LINGO, a subsidiary of ours which sells such interconnected VOIP services, was unable, like many interconnected VOIP providers in the industry, to meet this deadline for all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service, and the FCC has not yet addressed our waiver petition. As of September 25, 2008, approximately 3% of our LINGO customers were without E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties, and/or cease and desist orders prohibiting LINGO from providing service on the federal and state levels. However, at this time, management has determined the likelihood of incurring such fines or penalties to be remote.

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

As of September 30, 2008, we had an accumulated deficit of $(1,064.5) million. We incurred net losses of $(34.6) million in 2002, $(10.6) million in 2004, $(149.2) million in 2005, and $(238.0) million in 2006. During the year ended December 31, 2003 and 2007, we recognized net income of $54.8 million and $15.7 million, respectively, of which $39.4 million and $32.7 million, respectively are the positive impact of foreign currency transaction gains. We cannot assure that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We have significant international operations and, for the three months ended September 30, 2008, derived 82% of our net revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: November 10, 2008	By:	/s/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2008	By:	/s/ TRACY B. LAWSON
Tracy B. Lawson
Vice President—Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	First amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on From S-8, No. 333-56557.

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.3	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

31	Certifications.

32	Certification.*

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.