Form 10-K
period 2008-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2009-04-15
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐                             Accelerated filer  ☐                             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Non-affiliates of Primus Telecommunications Group, Incorporated held 119,437,820 shares of Common Stock as of June 30, 2008. The fair market value of the stock held by non-affiliates is $40,608,859 based on the sale price of the shares on June 30, 2008.

As of February 28, 2009, 142,695,390 shares of Common Stock, par value $.01, were outstanding.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Going Concern Presentation Assumptions and Voluntary Reorganization of Holding Company Entities Under Chapter 11

The Debtors’ Chapter 11 Cases. On March 16, 2009, (the “Petition Date”), Primus Telecommunications Group, Incorporated (“Group” or the “Company”), and three of its subsidiaries, Primus Telecommunications Holding, Inc. (“Holding”), Primus Telecommunications International, Inc. (“PTII”) and Primus Telecommunications IHC, Inc., (“IHC” and together with Group, Holding and PTII, collectively, the “Debtors”) each filed a voluntary petition (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief (“Reorganization”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended (the “Bankruptcy Code”). Also on the Petition Date, the Debtors filed a plan of reorganization and disclosure statement with respect thereto. Subsequently, the Debtors sought and received an order directing the joint administration of the Chapter 11 Cases under the caption, In re: Primus Telecommunications Group, Incorporated, et al., Debtors Case No. 09-10867. A creditors’ committee has not been appointed in these cases by the United States Trustee.

On April 8, 2009, the Debtors filed the First Amended Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors (the “Plan”) and the disclosure statement with respect to the Plan (the “Disclosure Statement”).

The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Current Impact on Group’s Subsidiaries that have not sought Reorganization. Group’s subsidiaries other than Holding, IHC and PTII are not part of the Reorganization; operating subsidiary companies, including those in the United States, Australia, Canada, India, Europe and Brazil (the “Operating Subsidiaries”), are not party to the Reorganization and are expected to continue to manage and to operate their businesses without interruption; and employees, customers, suppliers and partners of these Operating Subsidiaries should be unaffected by the filing of the Chapter 11 Cases. See “Item 1A. Risk Factors—Bankruptcy Considerations and Uncertainties.”

Status of the Reorganization. The Plan and certain agreements, which are subject to conditions and contingencies, and ongoing negotiations with creditors concerning certain outstanding indebtedness of the Debtors and the Reorganization have progressed substantially between the Petition Date and the filing of this Form 10-K; however, definitive support from all creditors for the Plan (or an amended plan) has not yet been achieved and in any case would be subject to Bankruptcy Court approval. Set forth below is a summary of significant Reorganization events and developments as of the filing date of this Form 10-K.

Agreements and Negotiations. The Debtors have received the support of a majority of the impaired noteholders entitled to a distribution through entry into a plan support agreement, which outlines the terms of recoveries for impaired noteholders under the Reorganization, and also provides for a recovery to subordinated security holders upon the achievement of certain threshold enterprise values of the reorganized holding companies (the “Plan Support Agreement”).

On April 14, 2009, certain lenders under the $100 million senior secured term loan among Holding and Group (as obligors) and certain affiliated subsidiary guarantors (the “Term Loan”) have entered into a forbearance agreement and agreed to forbear certain remedies arising out of the Chapter 11 Cases subject to certain conditions and potential termination of forbearance (the “Forbearance Agreement”) and have agreed to a term sheet concerning a Term Loan amendment that is to be documented and executed upon satisfaction of a number of conditions precedent, including replacement of the Administrative Agent under the Term Loan and receipt of replacement Administrative Agent approval. The Term Loan amendment is subject to the consent of certain noteholders of the Debtors under the Plan. The Forbearance Agreement and Term Loan term sheet reflect the elevated nature of negotiations with the senior secured Term Loan lenders concerning support by the Term Loan lenders of the Plan; however, a definitive amendment to the Term Loan has not been negotiated and documented in full, and such amendment is subject to consent by certain noteholders under the Plan and ultimately must be approved by the Bankruptcy Court.

The Debtors have obtained waivers of the lenders under a Canadian Financing Facility with regard to the filing of the Chapter 11 Cases and the Reorganization. For more detail regarding the nature of the relief sought in the Chapter 11 Cases and the details of the foregoing agreements and understandings with Reorganization-affected creditors, see “Item 3—Legal Proceedings—Legal Proceedings Related to the Chapter 11 Cases,” “—Plan Support Agreement,” “—Term Loan Facility,” and “—Canadian Credit Facility.” The Reorganization remains subject to Bankruptcy Court confirmation and a variety of risks and uncertainties. See “Item 1A. Risk Factors—Bankruptcy Considerations and Uncertainties” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview (MD&A)—Going Concern and Voluntary Reorganization Under Chapter 11,” “—Short- and Long-Term Liquidity Considerations and Risks,” and “—Special Note Regarding Forward Looking Statements.”

Going Concern Assumptions. The consolidated financial statements included in this Form 10-K have been prepared assuming that we will continue as a going concern. The factors described above and herein, including within Item 1.A, Item 3 and Item 7 of this document, raise substantial doubt about our ability to continue as a going concern, and therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. These financial statements do not include any adjustments that might result from this uncertainty, including those relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

We target customers with significant telecommunications needs, including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers. We provide services over our global network, which consists of:

•

18 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct voice traffic across the network) in the United States, Canada, western Europe and the Asia-Pacific region;

•

approximately 500 interconnection points to our network, or points of presence (POPs), which includes digital subscriber line access multiplexers (DSLAMs), which is equipment that allows digital traffic to flow over copper wiring, within its service regions and other markets;

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

Operating Highlights and Accomplishments in 2008 and Subsequent Events:

•

We made carefully measured investments throughout 2008 that were designed to improve the competitive position of PRIMUS as an integrated provider of telecommunication services. During 2008 we spent $25 million on capital expenditures, including the expansion of local and digital subscriber line (DSL) networks and data centers in Australia and Canada. Our 2008 net revenue from broadband, VOIP, wireless, local, data and hosting services increased by $15.0 million to $231.1 million in 2008 from $216.1 million in 2007.

•

Despite volatile foreign currency exchange rates and challenging economic conditions, we were able to maintain stable revenue at $895.9 million for the year ended December 31, 2008 compared to $896.0 million for the year ended December 31, 2007.

•

Selling, general and administrative expense levels in 2008 decreased to $260.4 million (29.1% of net revenue) as compared to $281.0 million (31.4% of net revenue) in 2007, reflecting our efforts to reduce costs which included a reduction of headcount, moderating advertising and marketing costs to the most productive programs, together with additional savings in other selling, general and administrative expenses.

•	Our income from operations increased by $7.1 million to $38.8 million for the year ended December 31, 2008 from $31.7 million for the year ended December 31, 2007.

•

In the first quarter 2008, we reduced debt by purchasing at a discount $13.8 million principal amount of our step up convertible subordinated debentures due 2009 (“Step Up Convertible Subordinated Debentures”) and by purchasing at a discount $0.8 million principal amount of Group 12 3/4% senior notes due 2009 (“12 3/4% Senior Notes”). During the fourth quarter, we reduced debt by purchasing at a discount $2.1 million principal amount of IHC’s 14 1/4% Senior Secured Notes due 2011 (the “14 1/4% Senior Secured Notes”).

•

In the second quarter 2008, we issued $67.1 million principal amount of 14 1/4% Senior Secured Notes and paid $4.7 million in cash in exchange for $49.0 million principal amount of Holding’s 8% senior notes due 2014 (“8% Senior Notes”), $33.0 million principal amount of Holding’s 5% exchangeable senior notes due June 2010 (“5% Exchangeable Senior Notes”), $43.1 million principal amount of the 3 3/ 4% convertible senior notes due 2010 (“3 3/4% Convertible Senior Notes”), and $5.3 million principal amount of the 12 3/4% Senior Notes.

•	We renegotiated the payment terms of our promissory note payable to Optus Networks Pty. Limited, extending the payment schedule to June 2010 with monthly payments of interest only at a rate of 13.5%.

•

In April 2008, the Australian Competition and Consumer Commission (ACCC) issued a Final Determination related to unconditional local loop services connection and call diversion charges (“2008 ACCC Ruling”). As a result, we received a $6.2 million ($6.5 million AUD) cash refund in June 2008 of a portion of fees previously paid, plus interest. Of the $6.2 million refund, $5.8 million was recognized as a reduction to cost of revenue. A further related settlement was concluded in the fourth quarter, where we received an additional payment of $0.4 million which was recorded as a reduction to cost of revenue.

•

Our 2008 asset sales included the sales of a minority equity investment in a Japanese entity and surplus fiber assets for an aggregate $2.6 million in cash proceeds. Additionally, a consolidated, variable interest entity in Canada, of which we currently own 45.6% of the equity, sold certain primarily rural WIMAX spectrum (spectrum for transmission of sound, data, and video) assets (representing approximately 10% of the entity’s spectrum population coverage) for cash consideration of $4.9 million ($5.0 million CAD). The minority interest on the gain on the sale of $4.6 million was $2.5 million and was included in interest income and other income (expense). Total minority interest is $2.9 million included in other long-term liabilities. The cash proceeds from the sale of $4.9 million can be used for operations within the variable interest entity, but no assurance can be given concerning any external distribution of any portion of such funds because unanimous shareholder consent is needed for a dividend distribution.

•	We sold our Japan retail operation on February 1, 2009. The sale price was $0.4 million (40.0 million Japanese yen) before closing adjustments.

Operating Highlights and Accomplishments in 2006 and 2007:

In 2006 and 2007 our initiatives and results from our efforts to drive new product revenue growth, enhance margin, and cut costs included the following:

•

We invested throughout 2006 and 2007 to improve our competitive position by transforming PRIMUS into a fully integrated provider of voice, broadband, VOIP, wireless, internet and data services. This investment included the expansion of local and digital subscriber line (DSL) networks and data centers in Australia and Canada. We focused on products in the broadband, local, wireless, VOIP, data and hosting business and concentrated resources on the most promising initiatives, which we also refer to as “growth products.” Our approach was focused on bundling services to end-user customers, leveraging our existing global voice, data and Internet network and utilizing established distribution channels and back-office systems. We increased scale on these products, invested in broadband infrastructure in high density locations and began migrating customers onto our network. Net revenue from these growth products increased by $33.9 million from $182.2 million in 2006 to $216.1 million in 2007.

•

As a result of cost containment efforts, efficiency improvements and reductions in prepaid services commissions, our 2007 and 2006 financial results reflected continued non-sales and marketing cost reductions being applied towards an increase in sales and marketing activities, including advertising, outbound telemarketing, direct sales representatives, affinity program commissions and promotions.

Initiatives and results from our efforts to strengthen the balance sheet:

In 2006:

•

We reduced debt by retiring $2.5 million principal amount of our 12 3/4% Senior Notes for 1,825,000 shares of our common stock. We extended debt maturities by exchanging $27.4 million principal amount of our 5 3 /4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) for $27.5 million principal amount of our Step Up Convertible Subordinated Debentures. We also exchanged $54.8 million principal amount of our 3 3/4% Convertible Senior Notes and $20.5 million in cash for $56.3 million principal amount of the 5% Exchangeable Senior Notes issued by Holding.

•

In January 2006, our wholly owned Canadian subsidiary entered into an Amended and Restated Loan Agreement (the “Amended Agreement”) related to its existing secured non-revolving term loan facility with a Canadian financial institution. The Amended Agreement, among other things, extended the maturity date to April 2008. On February 1, 2006 we drew the remaining $15.3 million available under the loan facility.

In 2007:

•

We reduced debt by retiring $5.0 million principal amount of our Step Up Convertible Subordinated Debentures for 6.0 million shares of our common stock and by purchasing at a discount $10.5 million principal amount of the 12 3/4% Senior Notes.

•

We extended debt maturities by issuing in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes, in exchange for $40.7 million principal amount of the outstanding 12 3/4% Senior Notes and $23.6 million in cash. We also issued an additional $51.0 million principal amount of 14 1/4% Senior Secured Notes for cash with a $0.3 million discount.

•	We also paid off $22.7 million in principal amount of the maturing Group 2000 Convertible Subordinated Debentures.

•	We renegotiated the payment terms of our promissory note payable to Optus Networks Pty. Limited extending the payment schedule through December 2008 with equal monthly payments.

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

•	We sold 22.5 million shares of our common stock to certain investors for $19.3 million cash.

Other highlights:

•

In 2006, we adjusted the carrying value of our long-lived assets, including property and equipment and intangible assets, to their estimated fair value of $108.7 million and $34.9 million, respectively. This adjustment resulted in an aggregate asset impairment write-down of $206.1 million, consisting of the following specific asset write-downs: $149.3 million in property and equipment, $51.6 million in goodwill and $5.3 million in customer lists and other intangible assets.

•

In May 2006, we entered into a Share Purchase Agreement (“SPA”) with Videsh Sanchar Nigam Limited (“VSNL”), a leading international telecommunications company and member of the TATA Group, whereby VSNL purchased 100% of the stock of Direct Internet Limited (“DIL”), whose wholly-owned subsidiary, Primus Telecommunications Limited (“PTIL”), was primarily engaged in providing fixed broadband wireless Internet services to enterprise and retail customers in India. The total purchase consideration was $17.5 million. We received $13.0 million in net cash proceeds from the transaction at closing on June 23, 2006, after closing adjustments. No amounts remain outstanding. The net assets of DIL were $8.9 million at June 23, 2006.

•

In 2007, we sold our Australian domain name registry and web hosting subsidiary, Planet Domain. The sale price was $6.5 million ($8.3 million Australian dollar (AUD)). We received $5.5 million in net cash proceeds from the transaction after closing adjustments.

•

In 2007, we sold our 51% interest in our German telephone system installation subsidiaries. The sale price was $0.8 million (0.6 million Euros (EUR)), which included $0.5 million (0.4 million EUR) in cash and $0.3 million (0.2 million EUR) for payment of outstanding intercompany debt. For the intercompany debt payment, we received $0.1 million (0.1 million EUR) in cash at closing. The balance owing was represented by a note receivable payable in fifteen equal installment payments.

Strategy

We have pursued a strategy designed to enhance the growth of broadband, VOIP, local, wireless, data and hosting services revenue and contribution, while slowing the decline in revenue and contribution from our legacy voice and dial-up Internet products. Key elements of our strategy to achieve these objectives are the following:

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

•

Maximize Cash Flow: Our primary objective is to concentrate our resources on growth products that offer the most attractive returns and growth potential, such as our local, DSL, VOIP, data and hosting initiatives. Another principal focus for management is to develop and execute strategies to generate additional cash to fund promising projects. We plan to continue to reduce our non-sales and marketing cost structure through increased outsourcing and/or off-shoring at lower cost locations globally; improve coordination among our business units to deliver synergy savings; and maintain an aggressive cost management program. We seek to redeploy associated savings back into sales and marketing activities in an effort to improve profitability.

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

Australia. Our Australian operations represented 31% of our 2008 net revenue and offers a comprehensive range of voice, data, broadband and dial-up Internet, wireless, local, VOIP, data and hosting products, servicing both residential and business sectors. The Primus Australian network employs Nortel DMS-100 telephone exchanges in Sydney, Melbourne, Brisbane, Perth and Adelaide operating through 66 POPs to provide national coverage for voice services. Primus Australia operates a prepaid calling platform as well and another platform for delivery of enhanced toll-free service. The voice network supports direct access integrated services digital network (ISDN) and telephone line services across Sydney, Melbourne, Brisbane, Perth and Adelaide and some select regional areas of the country. VOIP services are offered to business and consumer customers off softswitch platforms operating in Sydney and Melbourne. Primus Australia owns a national IP network for delivery of business and consumer Internet service. Dial-up Internet is available nationally through 66 POPs under a single access code. DSL service is provided on-net through 252 Primus DSLAMs and via wholesale DSLAM access providing reach to more than 1400 exchanges nationally. The DSLAMs are capable of delivering a full suite of telecommunication products including assymmetric and symmetric IP services, telephone line, ISDN, frame relay and ATM. Primus Australia offers ATM, frame relay, IP virtual private networking (VPN) with quality of service (QoS) and managed routers. Metropolitan fiber networks exist in Sydney, Melbourne, Brisbane, Perth and Adelaide to provide high capacity backhaul for domestic carrier interconnects, DSLAM backhaul and fiber connectivity to select customer premises.

A data center in Melbourne offers hosting and e-commerce applications and services and collocation facilities exist in Sydney, Brisbane, Adelaide and Perth. The amalgamation of these centers provides our Australian operations the capacity to offer multiple data service to a large portion of the country.

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

Canada. Our Canadian operations represented 29% of our 2008 net revenue. We are one of the largest alternative consumer carriers in Canada based on net revenue. We provide international and domestic long distance, local, broadband and dial-up Internet, data, VOIP and wireless services to SMEs, residential customers, enterprises, government agencies and other telecommunication carriers and have sales and customer service offices in key cities throughout Canada, including Vancouver, Toronto, Ottawa, Calgary and Edmonton. We operate international gateway switches in Toronto and Vancouver and a nationwide SS7 network with signal transfer points (STPs) in Vancouver and Toronto. We maintain POPs in all major cities in Canada, and operate a nationwide integrated network backbone for our voice, data, Internet and private line services. Each of the 24 nodes on the backbone is equipped with synchronous optical networking (SONET) add/drop, ATM, and IP equipment to provide a complete spectrum of voice and data communications products to our customers. We operate one Nortel DMS 500 switch in Toronto and next generation IP voice switches in Toronto, Vancouver, Montreal, Ottawa, London and Edmonton which provide on-net equal access coverage to an estimated 90% of the population of Canada. With a competitive local exchange carrier (CLEC) we have central office co-locations at 70 incumbent local exchange carriers’ (ILECs) central offices to provide DSL services, T1 access, network interconnection and local dial-tone via our CLEC partner. We operate a voice dial access network which consists of 70 POPs across the country. We also operate two Internet data centers in Ottawa (totaling 30,000 square feet), two Internet data centers in Toronto (totaling 16,000 square feet), a 18,000 square foot Internet data center in London, Ontario, a 6,000 square foot Internet data center in Edmonton, Alberta and a 3,000 square foot data center in Vancouver through which we offer shared and dedicated hosting and co-location services. We have an extensive Internet network and provide dial-up and ISDN Internet coverage to over 700 communities across Canada through a network of 51 POPs.

We market our services through a combination of direct sales to corporate and SME customers, telemarketing and media advertising aimed at residential customers and through affinity channels.

United States. Our United States operation represented 19% of our 2008 net revenue. We provide international and domestic voice, data, Internet, enterprise IP and VOIP services to SMEs, residential customers, multinational corporations and other telecommunication carriers. We operate international gateway telephone switches in the New York City area, Los Angeles, and Miami which are connected with Canada and countries in Europe, Latin America and the Asia-Pacific region through owned and leased international fiber cable systems. In 2005, we deployed a newer switch technology, our intelligent softswitch architecture, to our gateways in New York, Los Angeles and Miami. We lease and own domestic fiber in the United States to interconnect our switches, data centers, and POPs. In 2008, we used a direct sales organization to sell to business customers. Our direct sales personnel offered business customers voice, hosted IP, data and hosting products. See “—Sales and Marketing; Direct Sales Force.” To reach residential customers, we advertise in national and regional ethnic newspapers, other publications, and on ethnic television channels to offer competitive rates for international and domestic telephone calls, data, Internet and VOIP services. We have inbound telemarketing centers in Florida and Iowa. We also sell retail VOIP services through Web-based on-line interactive marketing. We utilize independent agents to reach and enhance sales to both business and residential customers and have a direct sales force for marketing international services to other telecommunication service providers, including long distance companies, ISPs and VOIP service providers. We maintain customer service centers in Florida, Virginia and Iowa and also outsource selected customer service functions. We operate a 24-hour global network management control center in India which monitors our global voice, Internet and data traffic. We offer Internet access services to business and residential customers. We also provided managed and shared hosting services through our data center located in Lynn, Massachusetts. Additionally, we provide local and international long distance voice services in Puerto Rico.

Europe. We operate as a licensed carrier in the United Kingdom, Germany, France, Spain, Italy, Belgium and the Netherlands. The European market represents 20% of our 2008 net revenue. Our network consists of voice/data switches in London, Frankfurt, Paris, Milan and Madrid. Our European network interconnects with our global network. In London, Frankfurt and Paris we have data centers for hosting and other services.

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

•

Internet and Data Services. We offer ATM, frame relay, private line, and broadband and dial-up Internet/IP services which are available to customers in the United States, Australia, Canada and the United Kingdom. In Australia, we offer data transfer services over ATM and frame relay networks in addition to Internet access services through DSL, dial-up, and accelerated dial-up. We also offer hosting, managed hosting, hosted IP, VPN and collocation services in our primary operating markets.

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

•	Wireless. We offer wireless services on a resale basis in Australia, Canada, the United Kingdom, France and Belgium.

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

Throughout the previous years we have purchased or acquired through acquisitions various oceanic fiber capacity and European land based capacity. This capacity along with leased fiber capacity allows our switching platforms in our operating units to be connected and pass voice and data traffic.

Foreign Carrier Agreements. In selected countries where competition with the traditional Post Telegraph and Telecommunications companies (PTTs) is limited, we have entered into foreign carrier agreements with PTTs or other service providers which permit us to provide traffic into and receive return traffic from these countries.

Network Management and Control. We own and operate network management control centers in Toronto, Canada; London, England; New Delhi, India; and Sydney, Australia, which are used to monitor and control our switching systems, global data network, and other digital transmission equipment used in our network. These network management control centers operate seven days per week, 24 hours per day, 365 days per year.

Network for Data and Internet Services. We have built an Internet backbone network that enables our global network to carry Internet and data traffic for our business, residential, carrier and ISP customers. This network uses packet switched technology, including IP and ATM. This network allows us to offer to customers data and voice communications services, including, in selected geographic areas, dial-up, broadband and dedicated Internet access, hosting, e-commerce, managed VPN services, VOIP, ATM and frame relay data services.

Data Centers. Primus Australia and Primus Canada offer world-class data center facilities with advanced 24 x 7 customer access, onsite engineering support and help desk services; dedicated HVAC and environmental control systems; multi-stage fire suppression systems; uninterruptible power supply and backup generator; redundant data connections and services; routing and switching; shared and secure rack space; physical access technologies and practices; CCTV and video security systems; and 24 x 7 building system and network monitoring. Our Australian data center occupies approximately 15,000 square feet in Melbourne. Canada offers national data center coverage with locations in Toronto, Vancouver, Edmonton, London, Ontario and Ottawa, with a total combined square footage of 73,000 square feet. Additionally, we have data center facilities in the United States, Europe and Brazil.

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

Business, residential and carrier revenues for the year ended December 31, 2008 were distributed 26%, 52%, and 22%, respectively, for the year ended December 31, 2007 were distributed 28%, 53%, and 19%, respectively, and for the year ended December 31, 2006 were distributed 26%, 53%, and 21%, respectively. No single customer accounted for greater than 10% of net revenue for the years ended December 31, 2008, 2007 and 2006.

Sales and Marketing

We market our services through a variety of sales channels, as summarized below:

•

Direct Sales Force. In 2008 our direct sales force focused on business customers with substantial international traffic, including multinational businesses and international governmental organizations. They are engaged in generating new accounts and in the retention of current customers and cross selling products to current customers. A variety of products are utilized to maximize the customer’s lifecycle, based on the customers current product mix. Direct sales personnel are generally compensated with a base salary plus commissions. In 2008 we had sales offices in Boston (vicinity), McLean, Puerto Rico, Edmonton, Calgary, Toronto, Vancouver, Ottawa, London, Glasgow, Frankfurt, Madrid, Barcelona, Paris, Adelaide, Brisbane, Melbourne, Perth, Sydney, New Delhi and Tokyo. In the first quarter 2009 we eliminated the direct sales force in the Boston and McLean offices. In addition, our full-time sales representatives sell services to residential consumers, and our direct sales representatives exclusively sell services to other long distance carriers and resellers.

•

Independent Sales Agents. We also sell our services through independent sales agents and representatives, who typically focus on residential consumers and SMEs. An agent receives commissions based on revenue generated by customers obtained for us by the agent. We usually grant nonexclusive sales rights and require our agents and representatives to maintain minimum revenues.

•

Telemarketing. We employ full-time and part-time inbound telemarketing sales personnel, and we selectively outsource certain telemarketing functions to supplement sales efforts to residential consumers, particularly ethnic consumers, and SMEs.

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

Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, Regional Bell Operating Companies (RBOCs) entered the long distance market; long distance carriers have entered the local telephone services market; and cable television companies and utilities are allowed to enter both the local and long distance telecommunications markets. Consolidation among these large companies is also occurring, which could change the dynamics of pricing and marketing. In addition, competition has begun to increase in the European Union (EU) communications markets in connection with the deregulation of the telecommunications industry. In most EU countries full liberalization took place in January 1998. In addition, alternatives to wireline services, such as wireless and VOIP services, are significant competitive threats. This increase in competition adversely affects net revenue per minute and usage of traditional wireline services, and these trends are expected to continue.

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

Australia. Australia is one of the most deregulated and competitive communications markets in the Asia-Pacific region. Our principal competitors in Australia are Telstra, the dominant carrier, SingTel Optus, iinet, TPG and AAPT, an affiliate of Telecom New Zealand. Repeated pricing threats and actions by Telstra present serious competitive challenges (see “Government Regulation—Australia”).

Canada. The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. In residential markets, we compete with each of the incumbent telecommunication companies (of which the largest are those owned by BCE in eastern Canada, and Telus and MTS in western Canada) in their respective territories and the large cable companies who have launched their telecom service portfolio. We also compete against smaller resellers. In the highly competitive business market, we compete with BCE and Telus, who are both expanding beyond their traditional territories and competing with each other across the country, and with the national division of MTS (formerly Allstream), Rogers Telecom and other smaller carriers. Major wireless carriers are also a significant source of competition. In Canada the CRTC recently conducted a review of the regulatory framework for wholesale services and the definition of essential services. The results of the review are discussed in “Government Regulation—Canada” of this document.

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

As a carrier offering telecommunications services to the public, we must comply with the requirements of common carriage under the Communications Act of 1934, including the offering of service on a nondiscriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of authorizations or any transfer of legal or actual control of the company (including the Reorganization).

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

Interstate telecommunications carriers are required to contribute to the federal Universal Service Fund (USF). The FCC is considering revising its USF mechanisms and the services considered when calculating the USF contribution. We cannot predict the outcome of these proceedings or their potential effect on our USF contributions. Some of our services are considered traditional telecommunications services, and we are required to contribute a percentage of our revenue derived from those services to the USF. Certain of our services are not subject to USF, although future changes in the FCC’s rules may require that we make USF contributions on these services.

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

In July 2006, the FCC adopted rules requiring that certain VOIP services contribute to USF. Certain of our VOIP services are now subject to USF obligations. The U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VOIP service providers to contribute to the USF, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from our underlying carriers’ wholesale charges.

On April 2, 2007, the FCC released an order extending the application of customer proprietary network information, or CPNI, rules to interconnected VOIP providers, like us. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any add-on services or features purchased by consumers such as caller identification. The new CPNI requirements are aimed at establishing more stringent security measures for access to a customer’s CPNI data in the form of enhanced passwords for on-line access and call-in access to account information as well as customer notification of account or password changes. Effective December 8, 2007, we were required to implement internal processes in order to be compliant with all of the FCC’s CPNI rules. This may impose additional compliance costs on us and reduce our profitability or cause us to increase the retail price for our services. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new CPNI obligations.

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

On August 6, 2007, the FCC released a Report and Order concerning the collection of regulatory fees for Fiscal Year 2007 (“Regulatory Fees Order”), which, for the first time, mandates the collection of such fees from interconnected VOIP service providers like us. The Regulatory Fees Order requires that interconnected VOIP providers pay regulatory fees based on reported interstate and international revenues. Regulatory fees for Fiscal

Year 2007 were due in 2008 during a separate filing window yet to be determined. Fiscal Year 2008 fees were paid in 2008 during the normal regulatory fee payment window. The assessment of regulatory fees to our service increased our costs and reduced our profitability and caused us to increase the price of our retail service offerings.

State Regulation. Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Primus Telecommunications, Inc. (PTI), our principal operating subsidiary in the United States, maintains the necessary certificate and tariff approvals, to provide intrastate long distance service in 49 states and Puerto Rico. PTI also maintains the necessary certificate to provide local services in Puerto Rico. Certain of our other subsidiaries, also maintain certificates and tariffs in some states. Some states also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. States often require prior approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt or for name changes. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, cancelled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject us to increased price competition. We may also be required to contribute to universal service funds in some states.

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

Other fees and charges may be applicable to our VOIP offering. Specifically, New Mexico is attempting to require providers of VOIP services, like ours, to contribute to the state USF. The Nebraska Public Service Commission (PSC) found that companies like ours are subject to state USF, but a recent federal court granted a preliminary injunction to a company that provides a service similar to ours prohibiting the PSC from requiring the collection of USF suggesting that the PSC’s action was contrary to the FCC’s preemption of state regulation in this area. We cannot predict the final outcome of this litigation nor its impact on us at this time. The Kansas Corporation Commission recently concluded a proceeding finding that companies like us should collect and remit state USF fees. If we become subject to state USF fees in additional states or other telecommunications-related surcharges, we will likely pass such charges through to our customers. The impact of this price increase on our customers or our inability to recoup its costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on our financial position, results of operations and cash flows.

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

Two federal regulatory authorities exercise control over a broad range of issues affecting the operation of the Australian telecommunications industry. The Australian Communications & Media Authority (ACMA) is the authority regulating matters including the licensing of carriers and technical matters, and the Australian Competition and Consumer Commission (ACCC) has the role of promotion of competition and consumer protection and in particular dealing with carrier to carrier interconnection and network access. Telstra, the dominant carrier and former monopoly, continually challenges many of the key principles applied by the ACCC to access pricing and endeavors to have some key decisions removed from the charter of the ACCC. For example, Telstra has previously applied to the High Court of Australia to overturn its obligation to provide access to unbundled local loop lines (and also access to those lines pursuant to spectrum sharing). While that petition to the highest court in Australia was unsuccessful, Telstra continues to lodge challenges against regulatory decisions, with challenges relating to the unconditional local loop service (ULLS) and leased line sharing (LLS) pricing currently before the Federal Court. Telstra has also lodged a number of exemption applications with the ACCC submitting that it should be exempted from an obligation to provide wholesale telecommunications services on various routes and locations in Australia. Some of these applications have been successful, however two have been challenged in court by the competitive industry with the first of these having been decided and overturned by the Federal Court. Telstra has subsequently sought judicial review of that decision. If Telstra is successful in any of these court actions, for example, with regard to the pricing of access to unbundled local loop lines, the access costs imposed by Telstra could substantially and adversely impact our operating results, financial position and cash flows. Separately, Telstra has also petitioned the ACCC for the right to impose significantly higher unconditional local loop (ULL) pricing. The ACCC has made a preliminary decision to reject this, which will likely be confirmed as the final decision; however Telstra is expected to challenge any such rejection in the Federal Court. Telstra and the ACCC are also presently contesting the appropriate pricing for all the fixed line regulated services supplied by Telstra. There is currently a significant divergence of view on some of this pricing and the outcome could have a significant impact on our financial position. We would not expect any decision until later in 2009.

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

In a price cap decision issued in May 2002, the CRTC lowered the prices incumbent providers can charge competitors for a range of competitor services, i.e., facilities and services required by competitors to provide telecommunications services to their end-customers. Several CRTC decisions issued have resulted in significant savings on competitor services for resellers. One decision, dated February 3, 2005, expanded the suite and geographical reach of competitor services and significantly reduced prices in some cases. Some of the reduced rates were effective on a retroactive basis to June 1, 2002. This Price Cap formula required the ILECs to revise the rates of selected services (primarily local telecommunications services) yearly by the rate of inflation minus a productivity factor of 3.5%. The rates of other service groupings were “capped” and others were “uncapped” with upward pricing constraints. The CRTC has typically relied on a four-year Price Cap Period, but in 2005 it decided to extend the current period by one year in order to complete a public proceeding to establish the parameters of the next Price Cap Period. In a decision dated April 2007, the CRTC issued the parameters of the new Price Cap Framework. The new Price Cap Framework is similar to the previous framework in that rates for service groupings are “capped”, ”uncapped” and subject to upward or downward pricing constraints. Most notable in the new Price Cap Framework is the CRTC’s determination that the productivity offset should still apply to competitor services. As such, competitor services will be adjusted by the rate of inflation minus a productivity factor of 3.2% going forward. Also, the CRTC did not set an expiry date for the new Price Cap Framework due to the ability of ILECs to file for forbearance in markets where they no longer wield market power. Despite the various changes, the current Price Cap Framework still allows for significant savings on competitor services for resellers.

On November 9, 2006, the CRTC issued a Public Notice regarding its initiation of a proceeding to consider a revised definition of essential service, and the classifications and pricing principles for essential and non-essential services made available by incumbent telephone companies, cable carriers and competitive local exchange carriers to other competitors at regulated rates (wholesale services). The proceeding ran throughout 2007 and concluded in December 2007. The CRTC issued a decision on March 3, 2008. Under the new wholesale framework, the CRTC has divided wholesale services into six categories. More than a third of wholesale services will be deregulated by 2012, including intra-exchange transport services which we used to interconnect our DSLAM collocation sites. The next largest area impact involves high speed access to business services which will be deregulated in five years.

In a regulatory policy update related to the new wholesale framework, dated January 2009, the CRTC determined that it would be appropriate to allow for negotiated agreements for services that were mandated as conditional essential and conditional mandated non-essential in the wholesale decision. Accordingly, we now have the ability to purchase these services on a tariff basis or through a negotiated agreement. As we utilize a significant amount of these services, it is expected that the ILECs will attempt to convince us to enter into negotiated agreements for these services going forward. However, it is not yet certain whether such agreements will offer or result in preferable terms for us.

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

The Competition Bureau issued an Information Bulletin on the Abuse of Dominance Provisions as applied to the Telecommunications Industry on June 6, 2008, in which the Bureau describes its approach in reviewing abuse of dominance complaints in telecommunications markets where the CRTC has forborne from regulating conduct.

On December 7, 2006, the Minister of Industry tabled amendments to the Competition Act proposing that the Competition Tribunal have the power to order telecommunications service providers to pay an administrative monetary penalty of up to 15 million Canadian dollar (CAD) in cases of abuse of dominant position.

On December 11, 2006, the Minister of Industry announced a government proposal to vary the CRTC decision and put in place a revised framework to accelerate the deregulation of retail local phone service prices of the former monopoly telephone companies. As of June 2008 about 73% of all residential local lines in Canada have been deregulated as well as about 65% of commercial local lines.

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

In April 2003, the Industry Committee of the House of Commons recommended removing these restrictions in their entirety, for both telecommunications common carriers and for broadcasting distribution undertakings (BDUs) such as cable companies. In June 2003, however, another committee of the House of Commons (the Heritage Committee) expressed concerns that changes in ownership restrictions for either telecommunications common carriers or BDUs could have an adverse impact on the broadcasting system. In its September 2003 response to the Industry Committee’s recommendation, the government acknowledged the appropriateness of the committee’s conclusion that removing foreign investment restrictions would benefit the telecommunications industry. However, the government also noted the concerns expressed by the Heritage Committee. The government recognized that it has a responsibility to determine how best to reconcile the conflicting recommendations of the two committees and undertook to analyze this question and be in a position to examine possible solutions by the spring of 2004. However, no solutions were brought forward in 2005 although the issue was raised once again by the Telecom Policy Review Panel (TPRP), who recommended in its Final Report that the foreign ownership restrictions be relaxed. In July 2007, Industry Canada announced the creation of the

Competition Policy Review Panel (the Panel), which was asked to provide recommendations to the government on how to enhance Canadian competitiveness. The Panel’s duties include a sector specific review of the current telecommunications foreign ownership restrictions. We filed a submission in favor of eliminating the restrictions and also presented options to accommodate concerns such as national security. In its report dated June 2008, the Panel supported the TPRP’s recommendations regarding the easing of foreign ownership restrictions. Specifically, the Panel recommended a two phase approach to liberalize the Canadian foreign ownership restrictions. The initial phase would permit foreign companies to establish new telecommunication companies or acquire existing telecommunication companies with less than a 10% share of the Canadian telecommunication market. The second phase would consist of further liberalization upon a review of existing cultural policies and an assessment of the impact of the foreign investment resulting from the initial phase. However, despite the support of both the TPRP and the Panel it is premature to predict whether any recommendation to remove the restrictions for telecommunications common carriers will be implemented.

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

EU member states were obligated to implement these directives by July 25, 2003. As of December 31, 2008, these directives have not materially affected our business operations in Europe.

One of the requirements of the Authorization Directive is that no company seeking to provide electronic communications networks or services is required to obtain prior authorization, although such a company could be required to notify relevant regulatory authorities in the member states where it intends to operate.

This regulatory framework is currently under review by the European Commission. A number of proposed changes have been adopted, including the desire to create a European level telecom market body to complement national regulator, and assist in opening up markets with low levels of competition. The proposed changes have been adopted by the European Parliament and are awaiting consideration by the European Council. Once adopted at the European level, the revised rules have to be incorporated into national law before taking effect. The European Commission is hopeful that the new framework could be in place from 2010 onwards.

The Regulation of the European Parliament and of the Council of June 27, 2007 on roaming on public mobile telephone networks within the community and amending Directive 2002/21/EC is a regulation by the

European Commission, primarily backed by the EU Commissioner for Information Society and Media, which regulates the charges of mobile phone use when abroad in the EU. The regulation caps the rates operators can charge each other while roaming in the EU and also limits the tariffs an operator can charge from customers. The proposal for a regulation to lower international roaming charges within the EU was published by the Commission in July 2006. The regulation entered into force on June 30, 2007. From this date on, mobile phone operators within the EU had one month to inform customers about the new tariffs called “Eurotariff” and provided an offer for switching to the new tariff and the new tariff automatically applied on September 30, 2007, except special roaming package. The Eurotariffs is proposed to gradually decrease over the next three years.

A Eurotariff is available in all 27 member states of the EU. It applies only to voice calls within the EU irrespective of a pre-paid or post-paid status. It does not apply to other mobile phone services, such as short message service (SMS), multimedia messaging service (MMS) or data transfer.

The regulation caps roaming prices for voice services only but it also requires national regulators to monitor developments in the prices of roamed voice, SMS and data services closely. The Commission called on mobile operators to demonstrate their willingness to voluntarily reduce the very high roaming charges for SMS and data roaming. Under new rules as of July 1st, 2009, consumers will also benefit from per-second billing after 30 seconds for calls made and per-second billing throughout for calls received to ensure that consumers do not face any hidden costs when they are roaming. This is expected to increase consumer’s savings by over 20%.

The regulation is meant to expire in three years from 2007 (in Summer 2010). The Commission, together with the National Regulatory Authorities will monitor the development of the prices over the next 18 months. If normal market conditions are established in the market for roaming calls, the regulation will expire after three years. However, the Commission can also propose to continue to regulate the roaming market, if normal market conditions are not working yet. Under the latest EU proposal on September 23, 2008, this regulation would be extended for three more years.

A regulation on SMS and Data is currently being studied by the EU Commission. The operators were given until July 1, 2008 to lower SMS and data roaming charges. The Commission then sent letters to the CEOs of all European mobile operators inquiring about their SMS and data prices. The assessment showed that prices are still too high.

The Commission will also propose measures to increase transparency in roaming charges. There will be probably a need to regulate the wholesale tariffs for data services. The European Commission proposed to present legislation in the fall of 2008, in order to have the new measures for SMS and data enter into force by the summer of 2009.

Data and Internet services are not regulated for the moment by the EU at the retail level. A wholesale price cap may be applicable as of July 1st, 2009 for 1 EUR/MB. Customers travelling to another member state would also receive an automated message of the charges that apply for data roaming services. On July 1st, 2010, operators must provide customers with the opportunity to determine in advance how much they want to spend before the service is cut-off.

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

Employees

The following table summarizes the number of our employees as of December 31, 2008, by region and classification:

Total
United States	232
Canada	677
Europe	125
Asia-Pacific	701

Total	1,735

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

BANKRUPTCY CONSIDERATIONS AND UNCERTAINTIES

The recent tightening of the global credit markets, deterioration of the global economy and the significant strengthening of the U.S. dollar relative to the local currencies of our major operating units (i.e., units contributing 81% of our 2008 revenues) have produced material uncertainties concerning our future operating results and our ability to improve our liquidity position, to consummate asset sales, to refinance or to extend our debt with 2009 or subsequent near-term maturities, and to raise additional capital, thereby creating increased uncertainty concerning our ability to meet future payment obligations. As a result of these factors and the significant indebtedness of Group, Holding, IHC and PTII, the Plan has been filed for such entities seeking Reorganization through the Chapter 11 Cases. See also information under “Item 3. Legal Proceedings—Legal Proceedings Related to the Chapter 11 Cases,” under “Item 7. MD&A—Going Concern and Voluntary Reorganization Under Chapter 11” and “—Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks,” “—Special Note Regarding Forward Looking Statements” and in these Risk Factors. If adverse events referenced or described herein or therein were to occur, we may not be able to obtain confirmation of the Plan by the Bankruptcy Court, continue as a going concern and satisfy our obligations.

We may not be able to implement successfully the Plan and effect the Reorganization.

The Debtors’ emergence from Chapter 11 bankruptcy protection is contingent upon a number of factors. Due to the fact that the Chapter 11 Cases were filed very close in time to this Form 10-K filing, it is difficult to anticipate all Plan confirmation contingencies. However, initial uncertainties and contingencies include, among other things, the fact that:

•	requisite lenders of Term Loan debt have not yet entered into a definitive agreement to amend the Term Loan agreement;

•	amendment of the Term Loan agreement as contemplated by the Term Loan term sheet is subject to the consent of certain noteholders;

•

Term Loan lender forbearance under the Forbearance Agreement is limited in scope and is related to certain defaults and events of default, including matters arising out of the Chapter 11 Cases, and is subject to certain conditions and to termination and, as a result, adverse consequences could flow out of such termination or other defaults or events of default under the Term Loan that could result in Term Loan lenders seeking remedies against the Debtors and guarantors;

•	the Plan may not be confirmed by the Bankruptcy Court; or

•	the Plan Support Agreement may be terminated.

The Plan Support Agreement may be terminated under certain circumstances, including in the event that the Reorganization and related disclosure statement are not approved by certain deadlines, the Reorganization is not consummated within a certain period of time after its confirmation by the Bankruptcy Court, a party materially breaches the Plan Support Agreement, a trustee or examiner with enlarged powers relating to the Debtors’ business is appointed in the Chapter 11 Cases, the Chapter 11 Cases are converted to cases under Chapter 7 of the Bankruptcy Code or the Bankruptcy Court grants relief that is inconsistent with the Plan Support Agreement or the Plan Term Sheet (as defined and described under Item 3). Moreover, although the Plan has no direct bearing on customers, suppliers or vendors, there can be no assurance that the Plan will not elicit adverse reaction from such parties and lead to an adverse effect on the Operating Subsidiaries’ ability to conduct operations in the ordinary course or the need for certain Operating Subsidiaries to seek protection under the bankruptcy laws of the United States or other similar laws in other countries. Additionally, if the Debtors remain in Chapter 11 beyond the anticipated 90-120 day period following the Petition Date, the Debtors may be faced with the need to secure debtor in possession financing (“DIP Financing”). It is not certain that we can secure DIP Financing and, if we can, at what cost.

If we are unable to implement our Reorganization under the Plan or under the Plan as amended as contemplated by the Term Loan term sheet, it would then be unclear as to whether we would be able to reorganize our businesses and what, if any, distribution holders of claims against or of equity interests in the Debtors ultimately would receive with respect to their claims or equity interests. If such Plan (or an amended plan) is not confirmed and does not become effective, there also can be no assurance that we will be able successfully to develop, prosecute, confirm, and consummate an alternative plan of reorganization with respect to the Chapter 11 Cases that would be acceptable to the Bankruptcy Court and applicable creditors, equity holders and other parties in interest. Additionally, it is possible that third parties may seek to challenge our Plan. Thus, the Debtors’ emergence from bankruptcy is not assured.

Prolonged continuation of the Chapter 11 Cases may harm our businesses.

A prolonged continuation of the Chapter 11 Cases could adversely affect the Debtors’ business and possibly the business and operations of the Operating Subsidiaries (even though the Operating Subsidiaries are not party to the Chapter 11 Cases). As long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the Reorganization instead of focusing exclusively on core business operations. Prolonged continuation of the Chapter 11 Cases may also make it more difficult to attract and retain management and other key personnel necessary to the success of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that customers, suppliers and vendors of the Debtors or the Operating Subsidiaries (even though the Operating Subsidiaries are not party to the Chapter 11 Cases) will lose confidence in our ability to Reorganize successfully and seek to establish alternative commercial relationships. Furthermore, as long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the Chapter 11 Cases.

The change of control to be produced by the Reorganization of the Debtors may result in a limitation on or loss of our net operating losses for U.S. federal income tax purposes.

Our issuance of new common stock, warrants and contingent value rights (“CVRs”) through the Reorganization, along with the cancellation of existing equity interests of Group, may cause us to undergo an ownership change upon emergence from Chapter 11. As a result, Section 382 of the U.S. Internal Revenue Code (“IRC”) may apply to limit our use of U.S. consolidated net operating losses upon emergence, and our ability to use other carryforwards and tax credits may be limited. The annual limitation imposed by the particular provision of Section 382 of the IRC that we expect to apply to our ownership change generally equals the product of (i) the fair market value of the net equity value of our stock at the time of the ownership change, taking into account the increase in value of the corporation as a result of the surrender or cancellation of creditor’s claims in the transaction (rather than the value without taking into account such increases, as is the case under the general rule for non-bankruptcy ownership changes) multiplied by (ii) the long-term tax exempt rate in effect for the month in which the ownership change occurs. The long-term tax-exempt rate is published monthly by the IRS and is intended to reflect current interest rates on long-term tax-exempt debt obligations. Accordingly, under this rule, the Section 382 limitation would generally reflect the increase in the value of our new stock resulting from the conversion of debt to equity in the Chapter 11 Cases. Section 382 of the IRC applies a similar limitation to a capital loss carryforward and tax credits. Although it is impossible to predict with absolute certainty the net equity value of reorganized companies immediately upon emergence from Chapter 11, our use of our U.S. net operating losses ($73 million as of December 31, 2008) is expected to be substantially limited after an ownership change.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Material strengthening of the United States dollar against foreign currencies reduces the yield in United States dollars generated from payments from our foreign operating subsidiaries and may adversely affect our ability to service our debt.

Our largest operating subsidiaries generate Canadian and Australian dollars. Payments to United States parent entities from these foreign operating subsidiaries are reduced by the material strengthening of the United States dollar, as the yield in United States dollars is reduced. From June 30, 2008 through December 31, 2008, the Canadian and Australian dollars declined by 17% and 28%, respectively, relative to the United States dollar, and this has had a material adverse impact on amounts of United States dollars transferred to United States parent entities. These payments are a substantial source for servicing our significant debt obligations at the United States parent entity levels, as well as a source for making principal payments. Most of our debt is denominated in United States dollars. A reduced yield adversely affects our ability to service or pay off our debt. This, therefore, has a material adverse effect on our ability to service timely our consolidated indebtedness and obligations.

Our high level of debt and liquidity needs may adversely affect our financial and operating flexibility.

We currently have substantial indebtedness and anticipate that we and our subsidiaries may incur additional indebtedness in the future in connection with refinancings or the operation or expansion of our business. The recent tightening of global credit markets could also adversely affect our ability to raise needed capital or effect refinancings on acceptable terms or at all. The level and/or terms of our indebtedness (1) could make it difficult for us to make required payments of principal and interest on our outstanding debt as they become due; (2) could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (3) require that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business; (4) could limit our flexibility in planning for, or reacting to, changes in our business, including demands by some suppliers for more stringent payment terms; (5) result in our being more highly leveraged than many of our competitors, which places us at a competitive disadvantage; (6) will make us more vulnerable in the event of a downturn in our business; (7) could limit our ability to fund our operations due to covenant restrictions; and (8) could result in a default or acceleration or cross-default of indebtedness as a result of the initiation or development of the Reorganization involving us, which we may not be able to bring to an acceptable conclusion for our various stakeholder constituencies.

Because a significant portion of our business is conducted outside the United States, fluctuations in foreign currency exchange rates could adversely affect our results of operations.

A significant portion of our net revenue (81% for the year ended December 31, 2008) is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. See “Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Financing Facility and an interest rate swap. Despite the counterparty to the forward currency and interest rate swap agreement entering bankruptcy in October 2008, management believed no breach or event of default had occurred in relation to the Canadian Credit Agreement. As of March 10, 2009, under the Waiver and Amendment Agreement described above, the Lenders under the Canadian Financing Facility waived any such possible breach or event of default. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulate other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006 and 2007, which condition still existed at December 31, 2008, due to the material weakness that existed in our internal control over accounting for income taxes. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods as a result of existing or newly identified material weaknesses in internal control over financial reporting.

In performing an internal control assessment at the end of 2006, our management identified a material weakness in our internal control over financial reporting, which condition still existed at December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weakness identified by our management, see “Item 9A. Controls and Procedures” on this Form 10-K. To address the material weakness, we performed additional analysis and other post-closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles. The weakness in internal control over accounting for income taxes could be magnified by the loss of, or limitation of, net operating losses for U.S. federal income tax purposes through the Reorganization. See “—Bankruptcy Considerations and Uncertainties.” These additional procedures were costly, time consuming and required us to dedicate a significant amount of resources, including the time and attention of our senior management, toward the correction of these problems.

Performing these additional procedures in the future could cause delays in the filing of our periodic and annual reports to the SEC. The potential delay in the filing of our periodic and annual reports could have other adverse effects on our business, including, but not limited to: (1) civil litigation or an investigation by the SEC or other regulatory authorities, which could require us to incur significant legal expenses and other costs or to pay damages, fines or other penalties; (2) covenant defaults, and potentially events of default, under our senior secured credit facilities and the indentures governing our outstanding debt securities, resulting from our failure to file timely our financial statements; (3) negative publicity; and (4) the loss or impairment of investor confidence in our Company.

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

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers by November 2005. LINGO, a subsidiary of ours which sells such interconnected VOIP services, was unable, like many interconnected VOIP providers in the industry, to meet this deadline for all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service, and the FCC has not yet addressed our waiver petition. As of January 20, 2009, approximately 2% of our LINGO customers were without E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties, and/or cease and desist orders prohibiting LINGO from providing service on the federal and state levels. However, at this time, management has determined the likelihood of incurring such fines or penalties to be remote.

The FCC rules also required interconnected VOIP providers to distribute stickers and labels informing customers of the emergency service limitations associated with the service, as well as to notify and obtain affirmative acknowledgement from customers that they were aware of all of the emergency service limitations associated with the service. The FCC’s Enforcement Bureau released an order providing that the Enforcement Bureau will not pursue enforcement against interconnected VOIP providers that have received affirmative acknowledgement from at least 90% of their subscribers. We have received affirmative acknowledgement from substantially all of our customers and have effectively satisfied this requirement of the rule. LINGO’s current services are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers’ receipt of the emergency assistance. Despite the fact that we have notified our customers and received affirmative acknowledgement from substantially all of our customers that they understand the differences between the access we provide to emergency services as compared to those available through traditional wireline telephony providers, affected parties may attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of certain failures to comply with the FCC mandated E911 service for interconnected VOIP providers. Our resulting liability could be significant.

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

Our results of operations may be adversely affected or our retail prices may rise due to increased regulation or the imposition of additional taxes, fees and surcharges.

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

As of December 31, 2008, we had an accumulated deficit of $(1,099.8) million. We incurred net losses of $(10.6) million in 2004, $(149.2) million in 2005, $(238.0) million in 2006 and $(25.0) million in 2008. During the year ended December 31, 2007, we recognized net income of $15.7 million, of which $32.7 million was related to the positive impact of foreign currency transaction gains. Even if we are successful in reducing indebtedness through our proposed Reorganization, it is possible that adverse customer or supplier reaction to our Reorganization may have a greater incremental adverse effect on our results of operations in future periods than any interest expense reduction associated with such Reorganization. We cannot assure that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We primarily connect our customers’ telephone calls and data/Internet needs through transmission lines that we lease under a variety of arrangements with other facilities-based long distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate or terminate, for a variety of reasons including but not limited to our proposed Reorganization, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations, financial condition, and cash flows.

Uncertainties and risks associated with international markets and regulatory requirements could adversely impact our international operations.

We have significant international operations and, for the year ended December 31, 2008, derived 81% of our net revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets.

In addition, operating in international markets generally involves additional risks, including unexpected changes or uncertainties in regulatory requirements, taxes, tariffs, customs and duties. Given the nature of our operations and uncertainties in, or the absence of definitive regulations or interpretations concerning, the taxation of (including value added tax of) certain aspects of our business in certain international jurisdictions in which we conduct (or may be construed by such authorities as conducting or deriving taxable) operations or revenue, we may become subject to assessments for taxes (which may include penalties and interest) which are either unexpected and/or have not been accrued for in our historical results of operations. This circumstance occurred during March 2008, when we concluded it was probable that assessments would be forthcoming concerning past European prepaid calling services operations (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations; Results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006), and it is possible that tax uncertainties concerning our international operations could arise in the future. Such developments, in addition to the foregoing, could have adverse consequences that could result in restatement of prior period results of operations and unanticipated liquidity demands. Additional operating risks and uncertainties in operating in international markets include trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

The telecommunications industry is rapidly changing, and if we are not able to adjust our strategy and resources effectively in the future to meet changing market conditions, we may not be able to compete effectively.

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VOIP, data and hosting and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as wireless, broadband, Internet and VOIP services, are a substantial competitive threat. If we do not adjust to meet changing market conditions including if we do not have adequate resources to do so, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services including the bundling of multiple services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

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

As of February 28, 2009, funds affiliated with American International Group, Incorporated (AIG Entities) beneficially owned 13% of our outstanding common stock, which was acquired through the conversion of their Series C Preferred Stock. As a result of such share ownership, these holders may be deemed to exercise influence over our affairs through the provisions of a certain Governance Agreement between such holders and us, dated November 4, 2003, that provide for their right to nominate a candidate for election by our stockholders to the board of directors and nominate one non-voting board observer, in each case subject to the maintenance of certain minimum ownership levels of our common stock and the board’s right to exercise its fiduciary duties. In addition, certain stockholders, other than the AIG Entities, have from time to time made filings with the SEC to report beneficial ownership of our common stock at levels in excess of 5%. Such persons have reported beneficial ownership concerning approximately 20.4 million shares, in aggregate, as of December 31, 2008, and as a result, individually or in the aggregate, could potentially exercise influence over our business.

If our proposed Reorganization is consummated, ownership of our common stock could be concentrated, following confirmation, among holders of our currently outstanding notes. Large stockholders’ significant ownership levels, either now or in the future, could have an influence on: amendments to our certificate of incorporation; other fundamental corporate transactions such as mergers and asset sales; and the general direction of our business and affairs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease our corporate headquarters facility, which is located in McLean, Virginia. Additionally, we lease administrative, technical and sales office space, as well as space for our switches and data centers, in various locations in the countries in which we operate. Total leased space in the United States, Australia, Canada and the United Kingdom, as well as other countries in which we operate, approximates 654,000 square feet and the total annual lease costs are approximately $17.8 million. The operating leases expire at various times with the longest commitment expiring in 2019. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed, and we further believe that the current leased facilities are adequate to house existing communications equipment.

Certain communications equipment which includes network switches and transmission lines are leased through operating leases, capital leases and vendor financing agreements.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings Related to the Chapter 11 Cases

On March 16, 2009, each of Group, Holding, PTII and IHC filed Chapter 11 Cases in the United States Bankruptcy Court for the District of Delaware for reorganization relief under Chapter 11 of the Bankruptcy Code. Subsequently, the Debtors sought and received an order directing joint administration of the Debtors’ Chapter 11 Cases under the caption, In re: Primus Telecommunications Group, Incorporated, et al., Debtors Case No. 09-10867. A creditors’ committee has not been appointed in these cases by the United States Trustee. On March 16, 2009, the Debtors filed a plan of reorganization and subsequently amended such plan by filing the Plan on April 8, 2009. The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Debtor’s Operating Subsidiaries are not part of the Plan and are expected to continue to manage and to operate their businesses without interruption. Employees, customers, suppliers and partners of these Operating Subsidiaries should be unaffected by the filing of the Chapter 11 Cases.

The Plan and certain agreements, which are subject to conditions and contingencies, and ongoing negotiations with creditors concerning certain outstanding indebtedness of the Debtors and the Reorganization have progressed substantially between the Petition Date and the filing of this Form 10-K and are described in greater detail in the captions below. However, support from all creditors for the Reorganization has not yet been achieved and in any case would be subject to Bankruptcy Court approval. Certain additional risks and uncertainties associated with the Reorganization are described under “Item 1A. Risk Factors—Bankruptcy Considerations and Uncertainties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview—Going Concern and Voluntary Reorganization Under Chapter 11,” “—Short- and Long-Term Liquidity Considerations and Risks” and “—Special Note Regarding Forward Looking Statements.” Since the Reorganization is subject to a number of uncertainties and contingencies and is subject to Bankruptcy Court confirmation, we are unable to assess the ultimate outcome of the Chapter 11 Cases.

Plan Support Agreement

On March 16, 2009, the Debtors entered into the Plan Support Agreement with the holders of more than the majority of the outstanding principal amount of IHC’s 14 1/4% Senior Secured Notes due May 2011 (the “14 1/4% Senior Secured Notes”) and more than the majority of the combined outstanding principal amount of Holding’s 5% Exchangeable Senior Notes due June 2010 and 8% Senior Notes due January 2014 (collectively, the “Senior Notes”).

The parties to the Plan Support Agreement have agreed to support the Reorganization of the Debtors on the terms and conditions set forth in the plan term sheet attached as Exhibit C to the Plan Support Agreement (the “Plan Term Sheet”) and not to support, directly or indirectly, any other plan, in exchange for the Debtors’ agreement to implement all steps necessary to solicit the requisite acceptances of the Reorganization and obtain from the Bankruptcy Court an order confirming the Reorganization in accordance with the terms of the Plan Support Agreement. The Plan Support Agreement may be terminated under certain circumstances, including in the event that the Reorganization and related disclosure statement are not approved by certain deadlines, the Reorganization is not consummated within a certain period of time after its confirmation by the Bankruptcy Court, a party materially breaches the Plan Support Agreement, a trustee or examiner with enlarged powers relating to the Debtors’ business is appointed in the Chapter 11 Cases, the Chapter 11 Cases are converted to cases under chapter 7 of the Bankruptcy Code or the Bankruptcy Court grants relief that is inconsistent with the Plan Support Agreement or the Plan Term Sheet.

Under the proposed Reorganization contemplated by the Plan Term Sheet:

•

Holding’s Term Loan facility due February 2011 will be reinstated; provided that the terms of the reinstated Term Loan facility may be improved, subject to the consent of the requisite holders of the 14 1/4% Senior Secured Notes and Senior Notes, which consent shall not be unreasonably withheld; and provided further that if the holders of the Term Loan facility contest this treatment, the Debtors reserve the right to impair such claims, subject to the consent of the requisite holders of 14 1/4% Senior Secured Notes and Senior Notes, which consent shall not be unreasonably withheld;

•

holders of 14 1/4% Senior Secured Notes will receive (a) their pro rata reinstatement of $123.5 million of 14 1/4% Senior Secured Notes, subject to certain modifications, (b) their pro rata share of 50% of the new outstanding equity of Group upon its emergence from bankruptcy (“Reorganized Group”) (excluding the management shares described below), and (c) all reasonable fees, expenses and disbursements of their counsel;

•

holders of the Senior Notes will receive (a) their pro rata share of 50% of the new outstanding equity of Reorganized Group (excluding the management shares described below), (b) their pro rata share of warrants to purchase up to 30% of the new outstanding equity of Reorganized Group (including the management shares described below) on terms described further in the Plan Term Sheet, and (c) all reasonable fees, expenses and disbursements of their counsel;

•

holders of the 3 3/4% Senior Notes due September 2010, 12 3/4% Senior Notes due October 2009 and Step Up Convertible Subordinated Debentures due August 2009 issued by Group (collectively, the “Group Notes”) will receive their pro rata share of warrants to purchase up to 15% of the new outstanding equity of Reorganized Group (including the management shares described below) on terms described further in the Plan Term Sheet;

•

holders of Group’s outstanding common stock will receive their pro rata share of CVRs to acquire up to approximately 15% of the fully diluted new equity of Reorganized Group after the enterprise value of Reorganized Group reaches or exceeds $700 million; provided, however, that in no case shall the issuance of common stock of Reorganized Group in respect of the CVRs lower the recovery for the holders of 14 1/4% Senior Secured Notes, Senior Notes or Group Notes to less than the recovery to such holders prior to the conversion of the CVRs into common stock; and

•

restricted stock units comprising 4% of the outstanding new equity of Reorganized Group will be issued to the senior management of the Debtors on terms to be set forth in an exhibit to the plan of reorganization, and warrants to acquire up to 6% of the new outstanding equity of Reorganized Group (including the management shares described above) will be available for distribution to the management of the Debtors through a management compensation plan.

The descriptions of the Plan Support Agreement and Plan Term Sheet set forth above are qualified in their entirety by reference to the actual terms of the Plan Support Agreement and Plan Term Sheet, which are attached hereto as Exhibit 10.10 and incorporated herein by reference.

Term Loan Facility

In February of 2005, Holding entered into a six-year, $100 million Term Loan facility. The Term Loan provided, at the election of Holding at the time of the borrowing, a London Inter-Bank Offered Rate (“LIBOR”) loan (at a rate equal to LIBOR + 6.50%), or a base rate loan (at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.00%). The Term Loan contained no financial maintenance covenants. Holding borrowed $100 million under this Term Loan in February 2005. The Term Loan was to be repaid in 24 quarterly installments, which began on June 30, 2005, at the rate of one percent of the original principal per year over the next five years and nine months, and the remaining balance repaid on the sixth anniversary date of the Term Loan, with early redemption at a premium to par at Holding’s option at any time after February 18, 2006. The Term Loan is guaranteed by the Company and certain of Holding’s domestic subsidiaries and is secured by certain assets of Holding and its guarantor subsidiaries and by partial stock pledges of certain foreign subsidiaries.

In February 2007, the Company received unanimous consent to an amendment of its existing $100 million Term Loan, which enabled IHC to issue and have at any one time outstanding up to $200 million of authorized indebtedness in the form of newly authorized secured notes with a second lien security position. Pursuant to this authorization, IHC issued certain 14  1/4% Senior Secured Notes. The 2007 Term Loan amendment allowed for an increase of  1/4% to the interest rate of the Term Loan and adjusted the early call features.

On April 14, 2009, Holding and certain affiliates who are party to the Term Loan (collectively, the “Primus Term Loan Parties”) (i) agreed to a term sheet (the “Term Loan Modification Term Sheet”) with a group of lenders under the Term Loan which comprise a requisite number to support and consent to an amendment to the Term Loan (the “Term Loan Ad Hoc Committee”) and (ii) executed the Forbearance Agreement described separately below. Capitalized terms used but not defined herein shall have the meanings set forth in the Forbearance Agreement and the Term Loan Modification Term Sheet incorporated by reference herein through Exhibit 10.14 and 10.15, respectively, attached hereto, and the descriptions of such documents herein are qualified in their entirety by reference to the actual terms thereof set forth in Exhibit 10.14 and 10.15 hereto.

Under the Forbearance Agreement, Term Loan lenders have agreed to forbear from exercising rights and remedies related to certain defaults and events of default under the Term Loan (including events related to the Chapter 11 Cases and Reorganization) subject to the Forbearance Agreement terms and conditions described below. The Term Loan Modification Term Sheet contemplates a waiver of defaults and events of default under the Term Loan, including those arising out of the Chapter 11 Cases and the Reorganization, subject to the satisfaction of certain conditions precedent to executing an amendment to the Term Loan, certain noteholder consent and confirmation of an amendment to the plan of reorganization reflecting the treatment set forth in the Term Loan Modification Term Sheet.

The Term Loan Modification Term Sheet contemplates that, subject to approval of the Bankruptcy Court, Holding or a Guarantor will continue to make interest payments as currently provided for in the Term Loan. The Term Loan Modification Term Sheet contemplates that the amortization schedule under the Term Loan will be modified so that principal payments will be due on the dates and in the amounts set forth below:

Payment Date	Principal Payment Amount
March 31, 2009	$ 250,000
June 30, 2009	$ 250,000
September 30, 2009	$ 925,000
December 31, 2009	$ 925,000
March 31, 2010	$1,400,000
June 30, 2010	$1,400,000
September 30, 2010	$1,400,000
December 31, 2010	$1,400,000
February 18, 2011	Remaining Outstanding Principal

In connection with the Term Loan Modification Term Sheet, the interest rate feature would change upon consummation of the Plan to (i) a cash payment of LIBOR + 9.00% with a LIBOR floor of 3.00% or (ii) a cash payment of LIBOR + 7.00% with a LIBOR floor of 3.00% and 4.00% in a payment in kind (“PIK”); either interest rate option shall be selected at Holding’s option with notice 30 days prior to each interest payment date.

The Term Loan Modification Term Sheet provides for:

•	the replacement of Lehman Commercial Paper Inc. (“LCPI”) as Administrative Agent under the Term Loan, with a replacement agent reasonably acceptable to the Company and the Term Loan lenders;

•	first priority liens in all of the Collateral, except for Permitted Liens, with the same collateral basket as the Term Loan, subject to exceptions for certain specified account control agreements;

•

mandatory prepayments from (1) 25% of the proceeds of certain equity issuances (including 25% of the cash of businesses acquired in exchange for equity), (2) proceeds from debt issuances (other than as permitted under the Limitation of Indebtedness covenant), and (3) 80% of net cash proceeds from Asset Sales or insurance recoveries not otherwise reinvested in the business as provided thereunder; and

•

the ability of Holding to purchase annually up to $5 million in principal amount of Term Loans by Group or its affiliates at less than par in negotiated transactions without being subject to the pro-rata provisions (or purchases in excess of such annual amount by way of an offer to all holders of Loans) and the obligation to cancel Term Loans purchased by Group or its affiliates (without voting rights in respect of such acquired Term Loans).

The Term Loan Modification Term Sheet provides for the modification of Term Loan covenants concerning the incurrence of debt, including the elimination of most of the exceptions to the limitation on debt incurrence other than

(a)	an aggregate of $50 million of specified Indebtedness (of which approximately $40 million is currently outstanding);

(b)	an additional unsecured debt basket of up to an aggregate dollar cap of $7.5 million;

(c)	debt to finance acquisitions, which would be limited to 2.5 times the annual EBITDA acquired and satisfy Acquisition Debt Standards (described below); and

(d)	additional permitted debt, including debt arising from the use of PIK.

The Term Loan Modification Term Sheet provides that permitted acquisition debt must satisfy one of the following additional requirements that such debt is (a) subordinated to the Term Loans with maturity after the 91st day after maturity of the Term Loans, or (b) debt of an acquisition entity that is non-recourse as to the Company or any Restricted Subsidiary (other than the Restricted Subsidiary incurring the subject Indebtedness, subject to limitations on incurrence by such Restricted Subsidiary of non-recourse debt not in excess of $52.5 million in aggregate to any Guarantor), or (c) additional Second Lien Debt (as defined), so long as such Second Lien Debt is subordinated in right of payment to the Term Loans, and in each case, the acquired assets (other than assets of Foreign Subsidiaries) are part of the Collateral security of the Term Loans, and with respect to acquisitions involving a Foreign Subsidiary, the Loans would be secured by a pledge of 65% of the stock of such entity or parent entity (with such debt meeting (a) or (b) or (c) constituting satisfaction of “Acquisition Debt Standards”).

The Term Loan Modification Term Sheet provides for modification of a number of other Term Loan covenants, including:

•

modification of the Restricted Payments covenant to make clear that any voluntary or optional principal payment, or voluntary or optional redemption, repurchase, defeasance, or other acquisition or retirement for value of any debt, including but not limited to any of the 14 1/4% Senior Secured Notes issued by IHC (the “Second Lien Debt”), other than Indebtedness representing the Term Loans and specified Indebtedness will be a “Restricted Payment”; provided that “Restricted Payments” shall not include (a) any repayment, repurchase or retirement of any indebtedness in connection with any permitted refinancing or (b) any repurchase of Indebtedness with equity proceeds or Asset Sale proceeds not otherwise required to be applied in prepayment of the Term Loans. The Restricted Payments covenant is to contain customary restrictions, including, but not limited to, a cap of $1 million;

•	modification of the Limitation on Liens covenant to delete the incurrence test and expressly prohibit any Liens other than Permitted Liens;

•

modification of the Restriction on Certain Purchases of Indebtedness covenant to preclude Group and each Restricted Subsidiary from repaying, prepaying or purchasing debt, excluding specified debt and other certain limited exceptions;

The Term Loan Modification Term Sheet provides for the inclusion of financial covenants concerning Minimum Adjusted EBITDA, Maximum Debt and Maximum Capital Expenditures (“Capex”) and provides that

•

the Adjusted EBITDA covenant initially will be calculated beginning September 30, 2009 based on the trailing four quarters for the periods ended September 30, 2009 and December 31, 2009, and such calculations will be made using specified constant currency rates (e.g., CAD-0.80; AUD-0.65; EUR-1.275 and GBP-1.40);

•

currency rates in effect on December 31, 2009 and June 30, 2010 will be used for purposes of calculating compliance for quarters ended during the next succeeding six month periods, but such currency rates will not be used retroactively for any periods prior to such date;

•

Minimum Adjusted EBITDA compliance shall be set at $50 million, calculated quarterly based upon the prior four quarters effective September 30, 2009. Failure to meet the Minimum Adjusted EBITDA covenant will not be an Event of Default, except in circumstances noted in the succeeding proviso, and would result in a financial penalty of $250,000 per quarter in incremental amortization plus a 50 basis point increase in the interest rate during the quarters of non-compliance, provided however that if the Adjusted EBITDA is below $42 million it will constitute an Event of Default. The minimum Adjusted EBITDA will be calculated quarterly based upon the last four quarters’ results in a manner consistent with the definition used by the Company in past earnings releases, subject to the addition of reorganization cost adjustments and adjustments for divestitures and acquisitions.

•	Maximum Debt shall be $270 million plus additional debt accrued from the use of PIK – and for debt arising from acquisitions which debt would be limited to 2.5 times annual EBITDA acquired and as long as such debt satisfies Acquisition Debt Standards; the Maximum Debt covenant will be required to be maintained at all times following substantial consummation of the plan of reorganization; and

•	Maximum Capex shall be $18 million in 2009 and $23 million in 2010, calculated annually effective December 31, 2009, and subject to adjustment for divestitures and acquisitions.

The Term Loan Modification Term Sheet is not an effective amendment to the Term Loan and represents an agreement in principle with the Term Loan Ad Hoc Committee. The Company expects to finalize the terms of an amendment to the Term Loan with the Term Loan Ad Hoc Committee and a replacement administrative agent by May 15, 2009, on the terms set forth in the Term Loan Modification Term Sheet. The Plan currently provides for potential elective treatment of the Term Loan in a manner consistent with, and the Debtors plan to file a second amended joint plan of reorganization (after the filing of this Form 10-K) reflecting treatment of the Term Loan in a manner consistent with, the terms in the Term Loan Modification Term Sheet; this will be subject to Bankruptcy Court approval and the requisite approval of certain creditors in the Chapter 11 Cases. Therefore, there can be no assurance that the Company will obtain the benefits of the waivers set forth in the Term Loan Modification Term Sheet. See also certain risks and uncertainties related thereto and arising under the Reorganization, as described herein and cross-referenced below. In addition, amendment of the Term Loan is subject to a number of conditions precedent, including establishing certain additional events of default to include any of the following:

•	the release of LCPI as Administrative Agent and the appointment of a replacement Administrative Agent;

•	the bring-down of certain representations and warranties under the Term Loan agreement (excluding no default and bankruptcy representations and warranties);

•	an accounting of Borrowers’ and Guarantors’ intercompany receivables and payables; and

•	delivery of certain account control agreements and officer certificates.

The Term Loan is guaranteed by Group, PTII, IHC, Holding and certain of Holding’s United States operating subsidiaries and is secured by certain assets of Holding and of certain United States operating subsidiaries and by partial stock pledges of certain foreign subsidiaries. The Chapter 11 filings by the Debtors have effectively stayed any rights the Term Loan lenders may have with respect to Group’s foreign subsidiaries. If we are unsuccessful in reaching a Term Loan amendment with the Term Loan lenders (and consent of certain noteholders) on terms consistent with the Term Loan Modification Term Sheet, or other mutually agreeable resolution, we will evaluate and take such action as is appropriate under the circumstances, including action to seek a stay from the Bankruptcy Court to prevent creditors from seeking to enforce any claim against United States non-Debtor guarantors, including the related collateral. For a description of other Reorganization related risks and uncertainties, See “Item 1A. Risk Factors—Bankruptcy Considerations and Uncertainties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview—Short- and Long-Term Liquidity Considerations and Risks” and “—Special Note Regarding Forward Looking Statements.”

Forbearance Agreement

On April 14, 2009, the Primus Term Loan Parties and certain lenders under the Term Loan (the “Required Lenders”) entered into the Forbearance Agreement (which is referred to under this caption as the “Term Loan Forbearance Agreement”). Capitalized terms used but not defined herein shall have the meanings set forth in the Term Loan Forbearance Agreement incorporated by reference herein through Exhibit 10.14 attached hereto.

Subject to the terms and conditions of this Agreement, the Required Lenders agreed to forbear and to direct the Administrative Agent to forbear from exercising any or all of their respective rights and remedies under the Term Loan documents in respect of the Forbearance Defaults and Covenants, including rights associated with Defaults or Events of Default as a result of, arising in connection with, or related to the filing of Petitions by the Debtors in connection with the Reorganization (“Forbearance”).

While the Required Lenders agreed to forbear enforcement of and waive the Forbearance Defaults and Covenants, subject to the terms of the Term Loan Forbearance Agreement, such forbearance nonetheless is subject to termination for the following failures that occur on or before the date listed below, or such later date as mutually agreed upon by the Debtors and the required Lenders:

Failure Event	Trigger Date

Failure of Debtors to file amended plan of reorganization with treatment set forth in Term Loan Modification Term Sheet (”Amended Plan”) and amended disclosure statement (“Amended Disclosure Statement”) with Bankruptcy Court on or before

April 20, 2009

Failure of Bankruptcy Court to enter Order approving Amended Disclosure Statement, in form and substance reasonably satisfactory to the Required Lenders, on or before	May 15, 2009

Failure of Debtors and Required Lenders to modify agreements under Term Loan consistent with Term Loan Modification Term Sheet “(Modified Loan Documents”) on or before	May 15, 2009

Failure of Bankruptcy Court to enter Order confirming the Amended Plan (“Confirmation Order”) on or before	June 30, 2009

Failure of Debtors to consummate the Amended Plan on or before	July 15, 2009 (“Plan Effective Date”)

Failure of Debtors or non-Debtor subsidiaries to timely make, or fail payment of, scheduled principal or interest required under Term Loan (“Loan Document Payments”)	Prior to Plan Effective Date

Termination of Forbearance also can occur in the event:

•	of certain noteholder, or indenture trustee, objection to Loan Document Payments;

•	any Chapter 11 Case is converted to case under Chapter 7 of Bankruptcy Code;

•

the Bankruptcy Court shall enter an order in the Chapter 11 Cases ordering the appointment of (i) a trustee, (ii) a responsible officer, or (iii) an examiner with enlarged powers relating to the operation of the business (powers beyond those set forth in subclauses (3) and (4) of Section 1106(a)) under Section 1106(b) of the Bankruptcy Code;

•	any of the Chapter 11 Cases are dismissed;

•	the Confirmation Order is reversed on appeal or vacated;

•	any Primus Term Loan Party has failed to perform any material provision of the Term Loan Forbearance Agreement or the Term Loan Modification Term Sheet subject to notice and cure;

•

any court or governmental authority shall enter a final, non-appealable judgment or order declaring the Term Loan Forbearance Agreement or any material portion thereof to be unenforceable or enjoining the consummation of a material portion of the transactions contemplated hereby;

•

the Debtors shall withdraw the Amended Plan or publicly announce their intention not to support the Amended Plan, or propose a reorganization or plan under the Bankruptcy Code other than the Amended Plan;

•

the Debtors inform the Required Lenders in writing of their determination that there is sufficient risk of non-performance by the Debtors with respect to the financial obligations contemplated by the Amended Plan with respect to the Lenders and the Loan Documents such that the amendments to the Loan Documents contemplated by the Term Sheet are no longer in the best interests of the Debtors’ estates;

•	the Debtors lose the exclusive right to file and solicit acceptances of the Amended Plan;

•

the conditions precedent required to be met prior to the closing of the amendment to the Term Loan agreement, consistent with and as contemplated in the Term Loan Modification Term Sheet, including any modification or amendment thereof, have not been satisfied on or before the Plan Effective Date or waived by the Required Lenders;

•

the Debtors file any motion or pleading with the Bankruptcy Court that is not consistent in any material respect with the Term Loan Forbearance Agreement or the Term Loan Modification Term Sheet and such motion or pleading has not been withdrawn prior to the earlier of (i) two (2) business days of the Debtors receiving notice that such motion or pleading is inconsistent with the Term Loan Forbearance Agreement or the Term Loan Modification Term Sheet and (ii) entry of an order of the Bankruptcy Court approving such motion;

•	the Bankruptcy Court grants relief that is inconsistent with the Term Loan Forbearance Agreement or the Term Loan Modification Term Sheet in any material respect;

•	the commencement of an avoidance action by any or all of the Debtors affecting the rights of any Term Loan lender or the commencement of such an action by any other party;

•	the filing by any or all of the Debtors or by any other party of an objection to the allowance of the Term Loan lenders’ claims against the Debtors’ estates in respect of the Term Loan Agreement;

•

subject to the execution of an appropriate and otherwise reasonable confidentiality agreement, to the extent necessary, the failure by the Debtors to provide to the Required Lenders and their advisors (i) reasonable access to the books and records of the Debtors, and (ii) reasonable access to the respective management and advisors of the Debtors for the purposes of evaluating the Debtors’ respective business plans and participating in the plan process with respect to the Reorganization;

•

the occurrence of a “Termination Event” as that term is defined in the Plan Support Agreement entered into as of March 16, 2009 between the Second Lien Noteholders, the 8% Noteholder, the 5% Noteholders and the Debtors that has resulted in a termination of the Plan Support Agreement;

•	failure to replace LCPI with an administrative agent reasonably acceptable to the Company and the Required Lenders on or before the Plan Effective Date;

•	the failure of the Debtors or any non-Debtor subsidiaries to pay all invoiced and unpaid fees and expenses of the Required Lenders’ advisors on or before the Plan Effective Date;

•

the Bankruptcy Court shall enter an order approving the use of cash collateral or otherwise approving the Debtors’ use of cash to fund the Chapter 11 Cases without the prior written consent of the Required Lenders; or

•	the filing of a petition for relief under the Bankruptcy Court by a non-Debtor Guarantor.

While the Term Loan Forbearance Agreement is in effect, Forbearance shall be operative with respect to Forbearance Defaults and Covenants, but shall not constitute a forbearance with respect to any failure of the Company, Holding, PTII or any Guarantor to comply with any other covenant or other provision in the Term Loan Agreement or any of the Loan Documents or the occurrence of other present or future Default or Event of Default.

Canadian Financing Facility

In March 2007, we entered into a Senior Secured Credit Agreement (“Canadian Financing Facility”) with a financial institution, to refinance an existing Canadian credit facility. The Canadian Financing Facility provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 4.25% and matures in March 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Canadian Financing Facility is secured by the assets of our Canadian operations and certain guarantees. At December 31, 2008, we had an outstanding liability of $35.0 million under the Canadian Financing Facility.

In October 2007, we entered into a cross-currency principal and interest rate swap agreement, a portion of which was required by the Canadian Financing Facility, which fixed the interest rate at 9.21% starting from October 31, 2007. The cross-currency principal and interest rate swap agreement’s counter party is Lehman Brothers Special Financing, Inc. (“Lehman SFI”). Lehman SFI entered into bankruptcy in early October 2008 following its ultimate parent entering bankruptcy in mid-September 2008. Since September 2008, month end interest rate swap payments were not made by Lehman SFI to Primus nor, correspondingly, were payments made from Primus to Lehman SFI. While the covenant language is arguably ambiguous, management believed that the swap agreement with Lehman SFI continued to be in force with respect to the requirements under the Canadian Financing Facility and, accordingly, that no breach or event of default had occurred. Because of the possible multiple interpretations of the covenant language, management specifically addressed these points in the Waiver and Amendment Agreement summarized below; such summary is qualified in its entirety by reference to the actual terms thereof incorporated by reference herein through Exhibit 10.9 hereto.

On March 10, 2009, Group’s indirect wholly-owned Canadian subsidiary, Primus Telecommunications Canada Inc. (“Primus Canada”), 3082833 Nova Scotia Company and certain affiliate guarantors entered into a Waiver and Amendment Agreement (the “Waiver and Amendment”) to their $35 million Canadian Financing Facility with Guggenheim Corporate Funding, LLC, as Administrative Agent and Collateral Agent.

Capitalized terms used but not defined herein shall have the meanings set forth in the Waiver and Amendment incorporated by referenced herein through Exhibit 10.9 attached hereto.

The Lenders under the Waiver and Amendment waived Events constituting Events of Default and potential Events of Default under the Canadian Financing Facility, subject to the terms and conditions of the Waiver and Amendment. Such Events included waivers covering certain Specified Events that have occurred and may constitute an Event of Default under the Canadian Financing Facility and Anticipated Events, including anticipated Events of Default. Anticipated Events include events related to the plan of reorganization involving one or more of the Guarantors and contemplated by the Waiver and Amendment (the “Contemplated Plan”), the occurrence of a Material Adverse Effect arising as a result of the Chapter 11 Cases, the failure of a Guarantor to make payment when due with respect to Indebtedness (or the acceleration of Indebtedness) of a Guarantor at any time before the Contemplated Plan is effective and certain provisions of the Guarantee being deemed invalid or unenforceable against a Guarantor in connection with the Chapter 11 Cases for the Canadian Financing Facility. Specified Events include:

•

the failure of Primus Canada to maintain certain Hedging Agreements, Lehman Unsecured Hedging Agreements or Unsecured Hedging Agreements reasonably satisfactory to the Administrative Agent to hedge the full amount of its currency rate exposures with respect to the aggregate principal amount outstanding under the Canadian Financing Facility;

•	the actions the Guarantors have taken to authorize or effect certain actions related to the Reorganization; and

•	the failure to deliver to the Administrative Agent an Officer’s Certificate in connection with the events described in the preceding bullets.

The Waiver and Amendment permits Primus Canada to incur certain second-lien secured term loans that do not exceed $5 million and guarantees by the Credit Parties. The Canadian Financing Facility, as amended, obligates Primus Canada to pay principal loan amounts under the Canadian Financing Facility on the dates and in the amounts set forth below:

Payment Date	Principal Payment Amount
March 31, 2009	$500,000
April 30, 2009	$500,000
May 31, 2009	$500,000
June 30, 2009	$2,250,000
The last day of each calendar month from and including July 2009 to and including April 2011	$500,000

Additionally, a principal payment of $1,750,000 was due and paid upon execution of the Waiver and Amendment.

In connection with the Waiver and Amendment, the Applicable Margin under the Canadian Financing Facility was increased to LIBOR +3.750% for the Term A Loans and LIBOR +6.375% for Term B Loans, with a 2.50% LIBOR floor, and the Maturity Date was changed to May 21, 2011.

The Waiver and Amendment established certain additional Events of Default under the Canadian Financing Facility to include any of the following:

•	the Bankruptcy Court shall enter an order denying confirmation of the plan or the Chapter 11 Cases shall be converted to a case under Chapter 7 of Title 11 of the United States Code;

•	the plan shall not have been confirmed by the Bankruptcy Court and become effective on or before August 31, 2010;

•

the plan shall be confirmed or become effective without the reinstatement after effectiveness of each Guarantee on terms identical to such Guarantee existing on the date hereof as a valid, unsubordinated obligation of the applicable Guarantor, or the plan is confirmed without any Guarantor holding, directly or indirectly, substantially all of its current assets and businesses;

•

the Bankruptcy Court shall enter any order that impairs the enforceability of this Agreement or any Loan Document (except as provided herein in connection with the obligations of the guarantors under the Guarantee), as reasonably determined by the Administrative Agent;

•	any representation or warranty made by a Credit Party in this Agreement shall prove to be untrue in any material respect as of the date hereof;

•	any Credit Party shall default in the performance of any obligation under this Agreement that is not cured within 10 business Days following notice thereof from the Administrative Agent; and

•	the Guarantee or any other Loan Document executed by a Guarantor shall cease to be valid and binding on or enforceable against any Guarantor.

Other Legal Proceedings

Group and its subsidiaries are subject to claims and legal proceedings unrelated to the Chapter 11 Cases that arise in the ordinary course of its business (“Other Proceedings”). Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably. The Company believes that any aggregate liability that may result from the resolution of the Other Proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Primus Telecommunications Group, Incorporated (“we” or “us”) common stock was traded on the Nasdaq Capital Market under the symbol “PRTL” until July 27, 2006. Effective at the open of trading on July 28, 2006, our common stock was delisted from the Nasdaq Capital Market. Since this time, our common stock has traded in the over-the-counter market, both through listings on the OTC Bulletin Board and in the National Quotation Bureau “Pink Sheets.” On February 28, 2009, the last sale price of our common stock was $0.03. Trading has ceased since our March 16, 2009 filing of the Chapter 11 Cases. The following table provides the high and low sale prices for our common stock on the over-the-counter market for the applicable periods indicated below. These prices do not include retail markups, markdowns or commissions.

Period	High	Low
2008
1st Quarter	$0.46	$0.27
2nd Quarter	$0.45	$0.24
3rd Quarter	$0.39	$0.23
4th Quarter	$0.27	$0.05

2007
1st Quarter	$0.63	$0.35
2nd Quarter	$1.09	$0.40
3rd Quarter	$1.00	$0.55
4th Quarter	$0.70	$0.34

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

Holders

As of February 28, 2009, we had approximately 641 holders of record of our common stock.

Recent Sales of Unregistered Securities

There are no unregistered sales of securities for 2008, other than the transactions that have been previously reported in our periodic filings with the SEC.

Stock Price Performance Graph

The graph below compares the Company’s cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s Telecommunications Index for the period from December 31, 2003, through March 13, 2006 (the period the Company was on the NASDAQ National Market), from March 14, 2006 through July 27, 2006 (the period the Company was on the NASDAQ Capital Market), and from July 28, 2006 through December 31, 2008 (the period the Company was on the Over-the-Counter Bulletin Board and in the National Quotation Bureau “Pink Sheets”). The comparison assumes $100 was invested on December 31, 2003 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stockholder return shown on the graph below is not indicative of future performance.

	Comparison of Cumulative Total Return For the Year Ended December 31,
	2003	2004	2005	2006	2007	2008
Primus Telecommunications Group, Incorporated	$100.00	$31.30	$7.38	$4.13	$3.84	$0.59
Standard & Poor’s Midcap 400 Index	$100.00	$115.16	$128.13	$139.64	$148.99	$93.45
Standard & Poor’s Telecommunications Index	$100.00	$115.98	$105.48	$139.38	$151.16	$100.34

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchanges Act of 1934 that might incorporate SEC filings, in whole or in part, the above Performance Graph will not be incorporated by reference into any such filings.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth our selected consolidated financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 as derived from our historical financial statements:

Statement of Operations Data:

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
NET REVENUE	$895,863	$896,029	$993,034	$1,153,253	$1,312,666

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	569,865	551,303	653,905	766,963	802,391
Selling, general and administrative	260,430	281,010	278,951	369,666	382,106
Depreciation and amortization	32,791	30,529	47,002	85,952	90,416
(Gain) loss on sale or disposal of assets	(6,028)	1,463	14,158	13,364	1,941
Asset impairment write-down	—	—	206,139	—	1,624

Total operating expenses	857,058	864,305	1,200,155	1,235,945	1,278,478

INCOME (LOSS) FROM OPERATIONS	38,805	31,724	(207,121)	(82,692)	34,188
INTEREST EXPENSE	(53,888)	(61,347)	(54,128)	(53,394)	(50,449)
ACCRETION ON DEBT PREMIUM (DISCOUNT), NET	583	(449)	(1,732)	—	—
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	—	—	5,373	—	—
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	36,872	(7,652)	7,409	(1,693)	(10,982)
INTEREST AND OTHER INCOME	120	5,665	3,694	2,479	11,405
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(47,563)	32,699	10,668	(12,285)	6,611

INCOME (LOSS) BEFORE INCOME TAXES	(25,071)	640	(235,837)	(147,585)	(9,227)
INCOME TAX BENEFIT (EXPENSE)	366	9,232	(4,863)	(3,809)	(5,682)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(24,705)	9,872	(240,700)	(151,394)	(14,909)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(326)	(268)	(4,673)	2,157	4,328
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	6,132	7,415	—	—

NET INCOME (LOSS)	(25,031)	15,736	(237,958)	(149,237)	(10,581)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.17)	$0.07	$(2.14)	$(1.59)	$(0.17)
Income (loss) from discontinued operations	(0.01)	(0.00)	(0.05)	0.03	0.05
Gain from sale of discontinued operations	—	0.05	0.07	—	—

Net income (loss)	$(0.18)	$0.12	$(2.12)	$(1.56)	$(0.12)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.17)	$0.06	$(2.14)	$(1.59)	$(0.17)
Income (loss) from discontinued operations	(0.01)	(0.00)	(0.05)	0.03	0.05
Gain from sale of discontinued operations	—	0.03	0.07	—	—

Net income (loss)	$(0.18)	$0.09	$(2.12)	$(1.56)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	142,643	128,771	112,366	95,384	89,537

Diluted	142,643	196,470	112,366	95,384	89,537

*	Refer to discussion in Notes 16, 17 and 18 of the Notes to Consolidated Financial Statements for more information.

Balance Sheet Data:

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Total assets	$330,444	$460,403	$392,250	$641,089	$758,600
Total long-term obligations (including current portion)	$604,837	$673,903	$644,074	$635,212	$559,352
Total stockholders’ deficit	$(461,539)	$(447,540)	$(468,255)	$(236,334)	$(108,756)

Discontinued Operations Data:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Net revenue	$3,851	$9,961	$24,086	$34,143	$38,206
Operating expenses	4,610	10,233	28,640	31,372	33,336

Income (loss) from operations	(759)	(272)	(4,554)	2,771	4,870
Interest expense	—	(26)	(47)	(47)	(77)
Interest income and other income (expense)	60	39	(2)	(120)	(198)
Foreign currency transaction gain (loss)	376	(6)	10	(258)	(51)

Income (loss) before income tax	(323)	(265)	(4,593)	2,346	4,544
Income tax expense	(3)	(3)	(80)	(189)	(216)

Income (loss) from discontinued operations	$(326)	$(268)	$(4,673)	$2,157	$4,328

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

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

Going Concern and Voluntary Reorganization Under Chapter 11

On March 16, 2009, Group, and three of its subsidiaries and affiliates, Holding, PTII and IHC, each filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for Reorganization under chapter 11 of title 11 of the United States Bankruptcy Code. A creditors’ committee has not been appointed in these cases by the United States Trustee. On April 8, 2009, the Debtors filed an amended plan of reorganization and disclosure statement. The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

As part of the relief sought or to be sought in the chapter 11 cases, the Debtors have entered into agreements or understandings with its creditors in an effort to advance Bankruptcy Court confirmation of this Reorganization. See Item 3, “Legal Proceedings: Legal Proceedings Related to the Chapter 11 Cases”. Certain of these agreements or understandings are not definitive and/or are subject to certain creditors’ consent. The Reorganization remains subject to Bankruptcy Court confirmation.

The consolidated financial statements have been prepared assuming that we will continue as a going concern. The factors described herein, including within Item 1, Item 1A, Item 3 and this Item 7, raise substantial doubt about our ability to continue as a going concern, and therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. These financial statements do not include any adjustments that might result from this uncertainty, including those relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

2008 Results and First Quarter 2009 Plans

The recent upheaval in the global capital markets has spawned recessionary forces and caused a volatile disruption in currency exchange rates, and we have not been spared. More than 81% of our revenue is generated outside of the United States. When the United States (US) dollar was declining, our reported consolidated revenues and income were favorably impacted. The decline of the United States dollar also had the effect of increasing in US dollar terms the funds available to be up-streamed from our foreign operating subsidiaries. These funds are utilized, among other things, to service our predominantly US dollar denominated debt. Since mid-year 2008, there has been a volatile shift in currencies as the US dollar strengthened markedly against the local currencies in our major operating regions. In particular, from June 30, 2008 to December 31, 2008 the Canadian dollar declined by 17%, the Australian dollar by 28%, the Euro by 11%, and the British Pound by 27%. While the movement of these exchange rates remains volatile, the near term impact has been to reduce substantially the amount in US dollars that we report in consolidated revenues and income and the amount of US dollars available to the parent entities from its foreign operating subsidiaries.

This material adverse currency development also, in effect, dramatically reduced the impact of significant cost reductions that were implemented in late September and early October 2008. After reporting results for the second quarter 2008, management defined and began to implement a plan to attain free cash flow in 2009. We instituted cost reductions that included a reduction of 13% in total headcount which, together with additional savings in other sales, general and administrative expenses, were expected to generate approximately $15 million in annual savings. With the recent adverse change in currency exchange rates, these factors dramatically reduced or offset the benefits that these cost reductions would have otherwise had on our future operating results. Therefore, additional cost reductions have been implemented, which include further headcount reductions and salary reductions or freezes.

The combined impact of the recent global financial turmoil and the strengthening US dollar have, thus, put strains on our liquidity. The global revaluation of assets, combined with the contraction of credit, has also frustrated our efforts to generate $50 million in cash proceeds from selective asset sales. We had planned to use those proceeds, among other things, to retire $23 million of debt maturing in the latter half of 2009.

As a result, as discussed in Note 2 to the Consolidated Financial Statements and in this item under the heading, Going Concern and Voluntary Reorganization Under Chapter 11, the Debtors have sought reorganization relief under chapter 11 of the bankruptcy code. Under the current circumstances, our immediate priorities are focused on the following actions:

•	complete the reorganization in the most expeditious time-frame; and

•	manage our business with a focus on cash flow and growth.

Foreign Currency

Foreign currency can have a major impact on our financial results. Currently in excess of 81% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (CAD), USD/Australian dollar (AUD), USD/British pound (GBP), and USD/Euro (EUR). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Financing Facility and an interest rate swap. Despite the counterparty to the interest rate swap agreement entering bankruptcy in October 2008, management believed no breach or event of default had occurred in relation to the Canadian Credit Agreement. As of March 10, 2009, under the Waiver and Amendment Agreement described above, the Lenders under the Canadian Financing Facility waived any such possible breach or event of default. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the year ended December 31, 2008, as compared to the year ended December 31, 2007, the USD was weaker on average as compared to the CAD, AUD and EUR, notwithstanding a significant strengthening of the USD relative to such currencies between June 30, 2008 and December 31, 2008 (see “—2008 Results and First Quarter 2009 Plans”), and stronger on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the year ended December 31, 2008 and 2007 (in thousands, except percentages):

Net Revenue by Location—in USD

	2008 Net Revenue	2007 Net Revenue	Variance	Variance %
Canada	$260,834	$262,412	$(1,578)	(1)%
Australia	$276,414	$284,935	$(8,521)	(3)%
United Kingdom	$87,706	$89,363	$(1,657)	(2)%
Europe *	$87,623	$81,891	$5,732	7%

Revenue by Country—in Local Currencies

	2008 Net Revenue	2007 Net Revenue	Variance	Variance %
Canada (in CAD)	276,294	281,419	(5,125)	(2)%
Australia (in AUD)	324,724	340,579	(15,855)	(5)%
United Kingdom (in GBP)	48,331	44,759	3,572	8%
Europe * (in EUR)	59,640	59,771	(131)	(0)%

*	Europe includes only subsidiaries whose functional currency is the EUR.

Recent Operating Highlights and Other Events

In order to better understand our discussion of results of operations, financial condition and liquidity presented herein, we refer you to “Item 1—Business—Operating Highlights and Accomplishments” concerning certain operating highlights and other events.

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

Allowance for doubtful accounts receivable—Determining our allowance for doubtful accounts receivable requires significant estimates. Due to the large number of customers that we serve, it is impractical to review the creditworthiness of each of our customers, although a credit review is performed for larger carrier and retail business customers. We consider a number of factors in determining the proper level of the allowance, including historical collection experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of our customers. Systems to detect fraudulent call activity are in place within our network, but if these systems fail to identify such activity, we may realize a higher degree of uncollectible accounts. If the estimate of uncollectible revenue was 10% higher than our current estimates, net revenue would have been reduced by approximately $1.2 million for the year ended December 31, 2008.

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

Valuation of goodwill—Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (October 1 for Primus) for impairment, or more frequently, if impairment indicators arise. Such indication occurred as of December 31, 2008 when the fair value of the Company’s publicly traded debt dropped significantly since October 1, 2008; however, after performing Step 1 of the impairment test under SFAS No. 142, no impairment was identified as the fair value was greater than the book value of each reporting unit. Intangible assets that have finite lives will be amortized over their useful lives and are subject to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment analysis for goodwill and other indefinite lived intangible assets is also triggered by the performance of a SFAS No. 144 analysis.

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

In estimating fair value of our reporting units, we compare market capitalization of our common stock, distributed between the reporting units based on adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) projections, to the equivalent carrying value (total assets less total liabilities) of such reporting unit. When our carrying value of a reporting unit is a negative value, we proceed to use alternative valuation techniques. These techniques include comparing total fair value of invested capital, distributed between the reporting units based on adjusted EBITDA projections, to the equivalent carrying value (book equity plus book long-term obligations). The carrying value of each reporting unit includes an allocation of the corporate invested capital based on relative size of the reporting units’ intercompany payables and invested capital. Using our adjusted EBITDA projections is a judgment item that can significantly affect the outcome of the analysis, both in basing the allocation on the most relevant time period as well as in allocating fair value between reporting units. For the interim test performed as of December 31, 2008 as discussed above, we used other methods that indicated a control premium on the value of the Company, as opposed to an allocation of the market capitalization. To develop the fair value used for the December 31, 2008 evaluation, we used an average value calculated under the discounted cash flow method and the comparative transaction method. We derive future cash flow estimates from our historical experience and our internal business plans, which include consideration of industry trends, competitive actions, technology changes, regulatory actions, available financial resources for marketing and capital expenditures and changes in our underlying cost structure.

Accounting for income taxes—We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. The additional guidance provided by FIN No. 48, “Accounting for Uncertainty in Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in the financial statements. At January 1, 2007, its implementation resulted in adjustments to increase our total unrecognized tax benefits by $106.4 million. Expected outcomes of current or anticipated tax examinations, refund claims and/or tax related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by FIN No. 48.

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

Discontinued Operations

In the second and fourth quarter 2008, we determined to sell our German retail operations and Japan retail operations, respectively, and therefore, are reporting these units as discontinued operations.

In August 2007, we sold our 51% interest in our German telephone installation system subsidiaries. The sale price was $0.8 million (0.6 million Euros), which included $0.5 million (0.4 million Euros) in cash and $0.3 million (0.2 million Euros) for payment of outstanding intercompany debt. For the intercompany debt payment, we received $0.1 million (0.1 million Euros) in cash at closing. The balance owing is represented by a note receivable and is paid in fifteen equal monthly installment payments. As a result, we recorded a $0.2 million gain from sale of assets. Net assets held for sale were $0.6 million at the closing date.

In February 2007, we sold our Australian domain name registry and web hosting subsidiary, Planet Domain. The sale price was $6.5 million ($8.3 million AUD). We received $5.5 million in net cash proceeds from the transaction after closing adjustments. As a result, we recorded a $6.0 million gain from sale of assets. The net assets of Planet Domain were $0.2 million at the closing date.

In May 2006, we entered into a Share Purchase Agreement (SPA) with Videsh Sanchar Nigam Limited (VSNL), a leading international telecommunications company and member of the TATA Group, whereby VSNL purchased 100% of the stock of Direct Internet Limited (DIL), whose wholly-owned subsidiary, Primus Telecommunications India Limited (PTIL), was primarily engaged in providing fixed broadband wireless Internet services to enterprise and retail customers in India. We owned approximately 85% of the stock of DIL through an indirect wholly-owned subsidiary. The remaining approximately 15% of the stock of DIL was owned by the manager of DIL and PTIL, who had founded the predecessor companies. The total purchase consideration was $17.5 million. We received $13.0 million in net cash proceeds from the transaction at closing on June 23, 2006, after closing adjustments. Under the SPA, we agreed to certain non-compete provisions regarding the business of DIL and PTIL and the party to the SPA for the purpose of guaranteeing indemnity obligations of our subsidiary selling the stock of DIL. The net assets of DIL were $8.9 million at June 23, 2006.

As a result of these events, our consolidated financial statements reflect the Germany retail operations, Japan retail operations, discontinued German subsidiary, Planet Domain and the India operations as discontinued operations for the years ended December 31, 2008, 2007 and 2006. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income from discontinued operations.

Summarized operating results of the discontinued operations for the year ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net revenue	$3,851	$9,961	$24,086
Operating expenses	4,610	10,233	28,640

Loss from operations	(759)	(272)	(4,554)
Interest expense	—	(26)	(47)
Interest income and other income (expense)	60	39	(2)
Foreign currency transaction gain (loss)	376	(6)	10

Loss before income tax	(323)	(265)	(4,593)
Income tax expense	(3)	(3)	(80)

Loss from discontinued operations	$(326)	$(268)	$(4,673)

Results of Operations

The following information for the years ended December 31, 2008, 2007 and 2006 reflects all the items included in consolidated statements of operations as a percentage of net revenue:

	Year Ended December 31,
	2008	2007	2006
NET REVENUE	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	63.6%	61.5%	65.8%
Selling, general and administrative	29.1%	31.4%	28.1%
Depreciation and amortization	3.7%	3.4%	4.7%
(Gain) loss on sale or disposal of assets	(0.7)%	0.2%	1.4%
Asset impairment write-down	0.0%	0.0%	20.8%

Total operating expenses	95.7%	96.5%	120.8%

INCOME (LOSS) FROM OPERATIONS	4.3%	3.5%	(20.8)%
INTEREST EXPENSE	(6.0)%	(6.8)%	(5.5)%
ACCRETION ON DEBT PREMIUM (DISCOUNT), NET	0.1%	(0.1)%	(0.0)%
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	0.0%	0.0%	0.5%
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	4.1%	(0.9)%	0.7%
INTEREST AND OTHER INCOME	0.0%	0.8%	0.3%
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(5.3)%	3.6%	1.1%

INCOME (LOSS) BEFORE INCOME TAXES	(2.8)%	0.1%	(23.7)%
INCOME TAX BENEFIT (EXPENSE)	0.0%	1.0%	(0.5)%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2.8)%	1.1%	(24.2)%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(0.0)%	(0.0)%	(0.5)%
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	0.0%	0.7%	0.7%

NET INCOME (LOSS)	(2.8)%	1.8%	(24.0)%

The following information reflects net revenue by product line for the years ended December 31, 2008, 2007 and 2006 (in thousands, except percentages) and is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	2008	%	2007	%	2006	%
Voice	$566,791	63%	$597,404	67%	$704,971	71%
Data/Internet	180,308	20%	179,809	20%	166,520	17%
VOIP	148,764	17%	118,816	13%	121,543	12%

Total	$895,863	100%	$896,029	100%	$993,034	100%

Results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007

Net revenue decreased $0.1 million to $895.9 million for the year ended December 31, 2008 from $896.0 million for the year ended December 31, 2007. Our revenue from broadband, VOIP, local, wireless, data and hosting services contributed $231.1 million for the year ended December 31, 2008, as compared to $216.1 million for the year ended December 31, 2007. Our wholesale carrier and prepaid services contributed $197.3 million and $39.4 million, respectively, for the year ended December 31, 2008, as compared to $170.4 million and $42.2 million, respectively, for the year ended December 31, 2007.

United States: United States retail net revenue decreased $12.8 million or 11.7% to $96.7 million for the year ended December 31, 2008 from $109.5 million for the year ended December 31, 2007. The decrease is primarily attributed to a decrease of $13.4 million in retail voice services (for residential and small businesses) and a decrease of $1.5 million in Internet services, which was partially offset by an increase of $2.1 million in retail VOIP.

Canada: Canada net revenue decreased $1.4 million or 0.5% to $260.8 million for the year ended December 31, 2008 from $262.2 million for the year ended December 31, 2007. The decrease is primarily attributed to a decrease of $8.7 million in voice, a decrease of $1.1 million in prepaid card, which was partially offset by an increase of $7.4 million from growth products, which include $3.7 million in local service, $3.7 million in Internet, data and hosting services and $0.8 million in VOIP services. The strengthening of the CAD against the USD accounted for a $3.6 million increase to revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This overall strengthening of the CAD for 2008 occurred notwithstanding a significant weakening of the CAD relative to the USD between June 30, 2008 and December 31, 2008 (see “—2008 Results and First Quarter 2009 Plans”).

The following table reflects net revenue for each major country in the Americas (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the year ended		Year-over-Year
	December 31, 2008 Net Revenue	December 31, 2007 Net Revenue	Variance	Variance %
United States	$86,579	$101,583	$(15,004)	(15)%
Canada	$260,834	$262,200	$(1,366)	(1)%
Other	$10,129	$7,918	$2,211	28%

Europe: Europe net revenue decreased $4.3 million or 6.3% to $64.6 million for the year ended December 31, 2008 from $68.9 million for the year ended December 31, 2007. The decrease is primarily attributable to a $1.7 million decrease in low margin prepaid services, a $4.3 million decrease in retail voice, and a $1.6 million decrease in wireless service, partially offset by an increase of $1.9 million in VOIP. The strengthening of the European currencies against the USD accounted for a $1.4 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This overall strengthening of the European currencies for 2008 occurred notwithstanding a significant weakening of the European currencies relative to the USD between June 30, 2008 and December 31, 2008 (see “—2008 Results and First Quarter 2009 Plans”).

The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the year ended December 31, 2008		For the year ended December 31, 2007		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$26,092	40%	$39,037	56%	$(12,945)	(33)%
Netherlands	2,765	4%	139	0%	2,626	1,889%
Spain	3,966	6%	4,613	7%	(647)	(14)%
France	19,202	30%	11,038	16%	8,164	74%
Italy	2,599	4%	2,022	3%	577	29%
Belgium	7,936	12%	9,383	14%	(1,447)	(15)%
Other	2,069	4%	2,711	4%	(642)	(24)%

Europe Total	$64,629	100%	$68,943	100%	$(4,314)	(6)%

Asia-Pacific: Asia-Pacific net revenue decreased $8.5 million or 3.0% to $276.4 million for the year ended December 31, 2008 from $284.9 million for the year ended December 31, 2007. The decrease is primarily attributable to a $9.1 million decrease in residential voice services and a $7.7 million decrease in dial-up Internet services, partially offset by a $6.0 million increase in business voice services, a $0.5 million increase in Australia DSL services and a $0.9 million increase in wireless service. The strengthening of the AUD against the USD accounted for a $6.5 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This overall strengthening of the AUD for 2008 occurred notwithstanding a significant weakening of the AUD relative to the USD between June 30, 2008 and December 31, 2008 (see “—2008 Results and First Quarter 2009 Plans”). The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the year ended December 31, 2008		For the year ended December 31, 2007		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$276,414	100%	$284,935	100%	$(8,521)	(3)%

Wholesale: Wholesale net revenue increased $26.9 million or 15.7% to $197.3 million for the year ended December 31, 2008 from $170.4 million for the year ended December 31, 2007. Total network capacity has increased with the installation of the new soft switches, allowing the wholesale segment more flexibility to sell more profitable wholesale traffic. The strengthening of the European currencies against the USD accounted for a $0.9 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The following table reflects net revenue for each major country (in thousands, except percentages):

Wholesale Revenue by Country—in USD

	For the year ended December 31, 2008		For the year ended December 31, 2007		Year-over-Year
	Net Revenue	% of Total Wholesale	Net Revenue	% of Total Wholesale	Variance	Variance %
United States	$83,974	43%	$65,216	38%	$18,758	29%
United Kingdom	61,614	31%	50,326	30%	11,288	22%
Germany	18,254	9%	21,003	12%	(2,749)	(13)%
France	7,081	4%	8,395	5%	(1,314)	(16)%
Spain	7,462	4%	11,218	6%	(3,756)	(33)%
Italy	18,719	9%	13,053	8%	5,666	43%
Other	174	0%	1,239	1%	(1,065)	(86)%

Total	$197,278	100%	$170,450	100%	$26,828	16%

Cost of revenue increased $18.6 million to $569.9 million, or 63.6% of net revenue, for the year ended December 31, 2008 from $551.3 million, or 61.5% of net revenue, for the year ended December 31, 2007. Our mix of revenue has moved towards a greater proportion of wholesale services revenue. We also received a benefit of $6.3 million in 2008 from the 2008 ACCC Ruling which reduced our cost of revenue and partially offset the increase experienced in line with the revenue growth.

United States: United States cost of revenue increased $1.2 million primarily due to a $3.4 million increase in retail VOIP partially offset by a $1.9 million decrease in retail voice services.

Canada: Canada cost of revenue decreased $1.7 million primarily due to a decrease of $1.2 million in retail voice services, and a decrease of $1.4 million in local services. The decreases were partially offset by increases of $1.1 million in prepaid card services. The strengthening of the CAD against the USD accounted for a $1.7 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Europe: Europe cost of revenue decreased by $1.3 million. The decrease is primarily attributable to a $2.7 million decrease in low margin prepaid services and a $1.4 million decrease in wireless services, offset by a $1.3 million increase in retail voice and a $1.6 million increase in VOIP services. The strengthening of the European currencies against the USD accounted for a $1.1 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Asia-Pacific: Asia-Pacific cost of revenue decreased $5.8 million primarily due to a decrease of $10.4 million in residential voice services, a decrease of $4.3 million in dial-up Internet services, and a decrease of $1.5 million in DSL services, partially offset by an increase of $4.4 million in business services. We realized a $6.3 million reduction to cost of revenue in 2008 from the 2008 ACCC Ruling and a $7.5 million reduction to the cost of revenue in 2007 from the 2007 ACCC Ruling and related settlement. The strengthening of the AUD against the USD accounted for a $5.2 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Wholesale: Wholesale cost of revenue increased $26.1 million or 15.9% to $190.2 million for the year ended December 31, 2008 from $164.1 million for the year ended December 31, 2007 in line with the revenue increase. The strengthening of the European currencies against the USD accounted for a $0.8 million increase to cost of revenue, which is included in the above variance, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Selling, general and administrative expense decreased $20.6 million to $260.4 million, or 29.1% of net revenue, for the year ended December 31, 2008 from $281.0 million, or 31.4% of net revenue, for the year ended December 31, 2007. The decrease in selling, general and administrative expense is mainly attributable to a decrease of $7.6 million in salaries and benefits, a decrease of $3.4 million in advertising expenses, a decrease of $6.7 million in professional fees (described below), and a decrease of $2.7 million for general and administrative expenses.

United States: United States selling, general and administrative expense decreased $7.7 million to $50.3 million for the year ended December 31, 2008 from $58.0 million for the year ended December 31, 2007. The decrease is attributable to a decrease of $2.2 million in salaries and benefits expense due to staff reduction efforts, a decrease of $4.3 million professional fees as the first quarter 2007 included significant expenses for litigation defense and the FIN No. 48 implementation, a decrease of $1.0 million in sales and marketing expenses and a decrease of $1.2 million in general and administrative expense. These decreases were offset by an increase of $1.1 million in advertising.

Canada: Canada selling, general and administrative expense decreased $2.3 million to $97.9 million for the year ended December 31, 2008 from $100.2 million for the year ended December 31, 2007. The decrease is attributable to a decrease of $5.9 million in advertising, and a decrease of $0.9 million in professional fees, partially offset by an increase of $2.7 million in sales and marketing expenses, an increase of $0.6 million in salaries and benefits and an increase of $1.0 million in occupancy expense.

Europe: Europe selling, general and administrative expense decreased $10.4 million to $21.8 million for the year ended December 31, 2008 from $32.2 million for the year ended December 31, 2007. The decrease is mainly attributable to a decrease of $4.5 in salaries and benefits, a decrease of $2.1 million in sales and marketing expense, a decrease of $1.5 million in occupancy, and a decrease of $2.3 million in general and administrative expenses.

Asia-Pacific: Asia-Pacific selling, general and administrative expense was stable at $82.0 million for the year ended December 31, 2008 as compared to $81.8 million for the year ended December 31, 2007. The change included an increase of $1.4 million advertising, an increase of $0.6 million in sales and marketing expense an increase of $0.5 million in occupancy expense, offset by a decrease of $1.2 million in salaries and benefits and a decrease of $1.2 million in professional fees.

Wholesale: Wholesale selling, general and administrative expense decreased $0.5 million or 5.6% to $8.4 million for the year ended December 31, 2008 from $8.9 million for the year ended December 31, 2007.

Depreciation and amortization expense increased $2.3 million to $32.8 million for the year ended December 31, 2008 from $30.5 million for the year ended December 31, 2007. The increase consists of an increase in depreciation expense of $2.9 million for assets placed in service as we enhanced our network infrastructure and expanded our data centers.

(Gain) loss on sale or disposal of assets was a $6.0 million gain for the year ended December 31, 2008 compared to a $1.5 million loss for the year ended December 31, 2007. In the year ended December 31, 2008, we recognized a gain of $0.8 million associated with the sale of certain surplus fiber assets in the United States, a gain of $1.7 million associated with a sale of a minority equity investment in a Japanese entity, and a gain of $4.6 million associated with the sale of primarily WIMAX spectrum assets, offset by a loss of $0.9 million associated with disposal of equipment owned by a minority equity investment in Canada.

Interest expense and accretion on debt premium (discount), net decreased $8.5 million to $53.3 million for the year ended December 31, 2008 from $61.8 million for the year ended December 31, 2007. There was an increase of $3.4 million mainly resulting from issuance and exchange of our 14 1/4% Senior Secured Notes, offset by a $10.9 million decrease mainly resulting from reductions in principal outstanding balances of our 12 3/4% Senior Notes, Step Up Convertible Subordinated Debentures, 8% Senior Notes, 5% Exchangeable Senior Notes, and 3 3/4% Convertible Senior Notes and from a decreased interest rate on our variable rate senior secured term loan facility.

Gain (loss) on early extinguishment or restructuring of debt was a $36.9 million gain for the year ended December 31, 2008 compared to a $7.7 million loss for the year ended December 31, 2007. In the second quarter 2008, we exchanged $49.0 million principal amount of our 8% Senior Notes, $33.0 million principal amount of our 5% Exchangeable Senior Notes, $43.1 million principal amount of our 3 3/4% Convertible Senior Notes, $5.3 million principal amount of our 12 3/4% Senior Notes for $67.1 million principal amount of our newly issued 14 1/4% Senior Secured Notes and $4.7 million of cash, resulting in a gain on restructuring of debt of $32.3 million including the expensing of related financing costs. We made open market purchases of $0.8 million principal amount of our 12 3/4% Senior Notes, $13.8 million principal amount of our Step Up Convertible Subordinated Debentures, and $2.1 million principal amount of our 14 1/4% Senior Secured Notes, resulting in a $4.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

In 2007, we converted $5.0 million principal amount of our Step Up Convertible Subordinated Debentures to 6.0 million shares of our common stock, resulting in an induced debt conversion expense of $2.3 million, which includes deferred financing cost and discount write-offs. In first quarter 2007, we issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes in exchange for $40.7 million principal amount of the outstanding 12 3/4% Senior Notes and $23.6 million in cash. This exchange was deemed a debt modification, resulting in a $5.1 million loss on restructuring of debt for financing costs incurred. The remaining $0.9 million of expense in the three months ended June 30, 2007, resulted from costs related to the early retirement of a Canadian credit facility. The losses were offset by our open market purchases of $10.5 million principal amount of our 12 3/4% Senior Notes resulting in a $0.3 million gain on early extinguishment of debt including the write-off of related deferred financing costs and a $0.5 million gain on forgiveness of equipment financing in Brazil.

Interest and other income of $0.1 million for the year ended December 31, 2008 was mainly interest income, offset by minority interest expense recognized for the gain from the sale of the Canadian WIMAX spectrum assets.

Foreign currency transaction gain (loss) was $47.6 million loss for the year ended December 31, 2008 as compared to $32.7 million gain for the year ended December 31, 2007. The gain and loss are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense) was a benefit of $0.4 million for year ended December 31, 2008 as compared to a benefit of $9.2 million for the year ended December 31, 2007. In 2008, we closed certain federal and provincial income tax examinations in Canada for the years 2000 through 2005 (federal) and 2001 through 2005 (provincial) with all assessments being received. We also concluded an examination in the Netherlands for the years 2002, 2003, 2004, 2005 and 2006. Based on the final settlement, we reversed our remaining liability in the fourth quarter of 2008.

Results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006

Net revenue decreased $97.0 million or 9.8% to $896.0 million for the year ended December 31, 2007 from $993.0 million for the year ended December 31, 2006. Our revenue from broadband, VOIP, local, wireless, data and hosting services contributed $216.1 million for the year ended December 31, 2007, as compared to $182.2 million for the year ended December 31, 2006. Our wholesale carrier and prepaid services contributed $170.5 million and $42.2 million, respectively, for the year ended December 31, 2007, as compared to $207.7 million and $86.6 million, respectively, for the year ended December 31, 2006, causing most of the year over year decline.

United States: United States net revenue decreased $5.9 million or 5.1% to $109.5 million for the year ended December 31, 2007 from $115.4 million for the year ended December 31, 2006. The decrease is primarily attributed to a decrease of $8.7 million in retail voice services (for residential and small businesses and from prepaid services) and a decrease of $2.5 million in Internet services, which was partially offset by an increase of $5.5 million in retail VOIP.

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

The following table reflects net revenue for each major country in the Americas (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the year ended		Year-over-Year
	December 31, 2007 Net Revenue	December 31, 2006 Net Revenue	Variance	Variance %
United States	$101,583	$111,320	$(9,737)	(9)%
Canada	$262,200	$274,318	$(12,118)	(4)%
Other	$7,918	$4,086	$3,832	94%

Europe: European net revenue decreased $25.2 million or 26.7% to $68.9 million for the year ended December 31, 2007 from $94.1 million for the year ended December 31, 2006. The decrease is primarily attributable to a decrease in low margin prepaid services of $29.2 million, partially offset by an increase of $3.7 million in retail voice services and $1.5 million in VOIP. The European prepaid services business declined primarily in Netherlands and the business has ceased operations as of December 31, 2007. The strengthening of the European currencies against the USD accounted for an $8.6 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the year ended December 31, 2007		For the year ended December 31, 2006		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$39,037	56%	$28,145	30%	$10,892	39%
Netherlands	139	0%	34,457	37%	(34,318)	(100)%
Spain	4,613	7%	9,648	10%	(5,035)	(52)%
France	11,038	16%	6,352	7%	4,686	74%
Italy	2,022	3%	2,839	3%	(817)	(29)%
Belgium	9,383	14%	8,635	9%	748	9%
Other	2,711	4%	4,038	4%	(1,327)	(33)%

Europe Total	$68,943	100%	$94,114	100%	$(25,171)	(27)%

Asia-Pacific: Asia-Pacific net revenue decreased $16.6 million or 5.5% to $284.9 million for the year ended December 31, 2007 from $301.5 million for the year ended December 31, 2006. The decrease is primarily attributable to a $15.2 million decrease in residential voice services, a $6.0 million decrease in dial-up Internet services, an $8.0 million decrease in business voice services, partially offset by a $12.2 million increase in Australia DSL services. The strengthening of the AUD against the USD accounted for a $34.3 million increase to revenue, which is included in the above explanation, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The following table reflects net revenue for each major country in Asia-Pacific (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the year ended December 31, 2007		For the year ended December 31, 2006		Year-over-Year
	Net Revenue	% of Asia-Pacific	Net Revenue	% of Asia-Pacific	Variance	Variance %
Australia	$284,935	100%	$301,506	100%	$(16,571)	(5)%

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

Cost of revenue decreased $102.6 million to $551.3 million, or 61.5% of net revenue, for the year ended December 31, 2007 from $653.9 million, or 65.8% of net revenue, for the year ended December 31, 2006. We continued to shed certain low margin revenue while growing revenue from our higher margin services. We also received certain regulatory benefits with retro-active treatment in Australia which reduced our cost of revenue.

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

Europe: European cost of revenue decreased by $20.4 million. The decrease is primarily attributable to a $23.1 million decrease in low margin prepaid services, offset by a $1.2 million increase in VOIP services. The strengthening of the European currencies against the USD accounted for a $5.8 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Asia-Pacific: Asia-Pacific cost of revenue decreased $23.4 million primarily due to a decrease of $11.0 million in residential voice services, a decrease of $1.8 million in dial-up Internet services, and a decrease of $5.4 million in business services. We also realized $7.5 million reduction to cost of revenue in the third and fourth quarter 2007 from the 2007 ACCC ruling and related settlement reflecting recovery of payments related to retroactive price reductions. These decreases were partially offset by an increase of $6.1 million for new DSL services. The strengthening of the AUD against the USD accounted for a $22.6 million increase to cost of revenue, which is included in the services explanation above, and which reflects changes in the exchange rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

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

Selling, general and administrative expense increased $2.0 million to $281.0 million, or 31.4% of net revenue, for the year ended December 31, 2007 from $279.0 million, or 28.1% of net revenue, for the year ended December 31, 2006. The increase in selling, general and administrative expense is attributable to an increase of $2.4 million contingency tax accrual related to the European prepaid services business, an increase of $7.6 million for salaries and benefits, an increase of $4.0 million in sales and marketing, an increase of $2.7 million in professional fees, and an increase of $2.2 million in occupancy expenses, partially offset by a decrease of $12.9 million for agent commissions related to prepaid services, a decrease of $1.1 million in advertising expenses, and a decrease of $1.0 million for general and administrative expenses.

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

Canada: Canada selling, general and administrative expense increased $1.9 million to $100.2 million for the year ended December 31, 2007 from $98.3 million for the year ended December 31, 2006. The increase is attributable to an increase of $2.6 million in salaries and benefits which reflects $1.4 million of severance expense on eliminated positions in 2007, an increase of $0.9 million in professional fees, an increase of $0.8 million in occupancy, an increase of $0.6 million in sales and marketing expense, and an increase of $0.6 million in general and administrative expenses. These increases were partially offset by a decrease of $3.8 million in agent commissions related to prepaid services. Canada’s 2007 spending reflected an increased shift to direct sales personnel and telemarketing expenses.

Europe: Europe selling, general and administrative expense decreased $7.5 million to $31.8 million for the year ended December 31, 2007 from $39.3 million for the year ended December 31, 2006. The decrease is mainly attributable to a decrease of $8.2 million in sales and marketing expense primarily for agent commissions related to prepaid services, offset by an increase of $0.4 million in salaries and benefits expense which is net of $0.7 million of severance expense in 2007, and a increase of $0.7 million in advertising and a $2.4 million contingency tax accrual related to the European prepaid services business.

Asia-Pacific: Asia-Pacific selling, general and administrative expense increased $6.5 million to $81.8 million for the year ended December 31, 2007 from $75.3 million for the year ended December 31, 2006. The increase is attributable to an increase of $9.3 million in salaries and benefits expense primarily for increased direct sales, sales support, telemarketing and customer care personnel, which includes $0.5 million of severance expense in 2007 and an increase of $1.7 million in occupancy, offset by a decrease of $3.0 million in advertising and a decrease of $1.9 million in general and administrative expenses.

Wholesale: Wholesale selling, general and administrative expense increased $0.8 million or 10.0% to $8.9 million for the year ended December 31, 2007 from $8.1 million for the year ended December 31, 2006.

Depreciation and amortization expense decreased $16.5 million to $30.5 million for the year ended December 31, 2007 from $47.0 million for the year ended December 31, 2006. The decrease consisted of a decrease in depreciation expense of $14.2 million and a decrease in amortization expense of $2.3 million. The decrease is primarily due to the asset impairment recognized in the second quarter 2006.

Loss on sale or disposal of assets decreased $12.7 million to $1.5 million for the year ended December 31, 2007 from $14.2 million for the year ended December 31, 2006. In 2006, we recognized a charge associated with the sale or disposal of specific long-lived assets which were taken out of service. The charge included $8.9 million in the United States, $2.2 million in the United Kingdom, $1.8 million in Canada and $1.2 million in various other countries and is comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

Asset impairment write-down was $206.1 million for 2006. During the second quarter 2006, the Company adjusted the carrying value of its long-lived assets and indefinite lived intangible assets to their estimated fair value of $108.7 million and $34.9 million, respectively. The $206.1 million write-down consists of a write-down of $149.3 million in property and equipment, $5.3 million in customer lists and other intangible assets, and $51.6 million in goodwill under the provisions of SFAS No. 144 and SFAS No. 142.

Interest expense, including accretion of debt discount, increased $5.9 million to $61.8 million for the year ended December 31, 2007 from $55.9 million for the year ended December 31, 2006. The increase is the result of $14.0 million from issuance of our 14 1/4% Senior Secured Notes, offset by an $8.1 million decrease mainly resulting from reductions in the outstanding principal amount of our 12 3/ 4% Senior Notes and the retirement in full in early 2007 of our 2000 Convertible Subordinated Debentures with a stated interest rate of 5 3/4%.

Change in fair value of derivatives embedded within convertible debt was a gain of $5.4 million for the year ended 2006. Our Step Up Convertible Subordinated Debentures, 2000 Convertible Subordinated Debentures and 3 3/4% Convertible Senior Notes contained embedded derivatives that required bifurcation from the debt host from February 27 to June 20, 2006. We recognized these embedded derivatives as a current liability in our balance sheet, measured them at their estimated fair value and recognized changes in the fair value of the derivative instruments in earnings. We estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of 100% as of June 20, 2006. On June 20, 2006, the embedded derivatives no longer qualified for bifurcation. We estimated that the embedded derivatives had a June 20, 2006 (the final valuation date) fair value of $10.3 million. The embedded derivatives derived their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives decreased as the price of our common stock decreased. The closing price of our common stock decreased to $0.64 on June 20, 2006 from $0.88 on February 27, 2006, causing the overall value of the derivative instrument to decline. As a result, during the year ended December 31, 2006, we recognized a gain of $5.4 million from the change in estimated fair value of the embedded derivatives.

Gain (loss) on early extinguishment or restructuring of debt was a $7.7 million loss for the year ended December 31, 2007 comparing to $7.4 million gain for the year ended December 31, 2006. In 2007, we converted $5.0 million principal amount of our Step Up Convertible Subordinated Debentures to 6.0 million shares of our common stock resulting in an induced debt conversion expense of $2.3 million, which included deferred financing cost and discount write-offs. We also issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes, in exchange for $40.7 million principal amount of the Company’s outstanding 12 3/4% Senior Notes and $23.6 million in cash . This exchange was deemed a debt modification, resulting in a $5.1 million loss on restructuring of debt for financing costs incurred. The remaining $0.9 million of expense resulted from costs related to the early retirement of the Canadian credit facility. The losses were offset by our open market purchases of $10.5 million principal amount of our 12 3/4% Senior Notes resulting in a $0.3 million gain on early extinguishment of debt including the write-off of related deferred financing costs and a $0.5 million gain on forgiveness of equipment financing in Brazil.

In June 2006, we exchanged $54.8 million principal amount of the Company’s 3 3/4% Convertible Senior Notes and $20.5 million of cash for $56.3 million principal amount of Holding’s 5% Exchangeable Senior Notes and $11.3 million of future cash payments resulting in a gain on restructuring of debt of $4.8 million including the expensing of related financing costs. In March 2006, we exchanged $27.4 million principal amount of our 2000 Convertible Subordinated Debentures for $27.5 million principal amount of our Step Up Convertible

Subordinated Debentures resulting in a gain on early extinguishment of debt of $1.5 million including the write-off of related deferred financing costs. In January 2006, we exchanged 1,825,000 shares of our common stock for the extinguishment of $2.5 million in principal amount of the 12 3/4% Senior Notes resulting in a $1.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

Foreign currency transaction gain increased by $22.0 million to $32.7 million for the year ended December 31, 2007 from $10.7 million for the year ended December 31, 2006. The gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

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

Net cash provided by operating activities was $8.8 million for the year ended December 31, 2008 as compared to net cash provided by operating activities of $11.5 million for the year ended December 31, 2007. For the year ended December 31, 2008, net loss, net of non-cash operating activity, provided $34.1 million of cash. In addition, cash was increased by a reduction in prepaid expenses and other current assets of $10.2 million, a reduction in other assets of $1.9 million, and an increase in accrued interconnection costs of $2.2 million. In 2008, $15.7 million was used with an increase to accounts receivable. We used $5.9 million to reduce accounts payable, $10.6 to reduce our accrued income tax, $5.6 million to reduce our deferred revenue, accrued expenses, and other liabilities and $1.8 million to reduce our accrued interest. For the year ended December 31, 2007, net cash provided by operating activities was $11.5 million for the year ended December 31, 2007 as compared to net cash provided by operating activities of $12.9 million for the year ended December 31, 2006. For the year ended December 31, 2007, net income, net of non-cash operating activity, provided $13.2 million of cash. In addition, cash was increased by a reduction in accounts receivable of $5.3 million, a reduction in other assets of $2.3 million and an increase in accrued income tax for $4.4 million. In 2007, we used $1.6 million to increase prepaid expenses and other current assets, $2.7 million to reduce accounts payable, $6.2 million to reduce accrued interconnection costs, $2.0 million to reduce our deferred revenue, accrued expenses, and other liabilities and $1.2 million to reduce our accrued interest.

Net cash used in investing activities was $18.7 million for the year ended December 31, 2008 compared to $39.5 million for the year ended December 31, 2007. Net cash used in investing activities during the year ended December 31, 2008 included $25.4 million of capital expenditures and $0.6 million for a customer list acquisition in Australia, offset by $4.9 million from the sale of certain primarily rural Canadian WIMAX spectrum assets (the cash proceeds from which can be used for operations within the variable interest entity but requires unanimous shareholder consent for a dividend distribution), $1.7 million net cash proceeds from the disposition of a minority equity investment in Japan and $0.8 million from the disposition of surplus fiber assets. Net cash used in investing activities during the year ended December 31, 2007 included $44.7 million of capital expenditures, $0.7 million to increase restricted cash, and $0.2 million to acquire an additional 39% of a subsidiary, offset by $6.1 million net cash proceeds from the disposition of our Australian Planet Domain subsidiary and a German subsidiary.

Net cash used in financing activities was $28.1 million for the year ended December 31, 2008 as compared to $41.5 million provided by financing activities for the year ended December 31, 2007. During the year ended December 31, 2008, $11.5 million was used to purchase and retire $0.8 million principal amount of our 12 3/4% Senior Notes, $13.8 million principal amount of our Step Up Convertible Subordinated Debentures and $2.1 million principal amount of our 14 1/4% Senior Secured Notes. We also used $16.5 million for payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the year ended December 31, 2007, net cash provided by financing activities consisted of $102.7 million from the issuance of debt, net of issuance costs, which was comprised of $75.2 million principal amount of 14 1/4% Senior Secured Notes for $69.2 million in net cash, and $35.0 million from a credit facility with a financial institution (less $1.5 million in financing costs), and $19.2 million from the sale of 22.5 million shares of our registered common stock; partially offset by the retirement in full of $22.7 million principal amount of our 2000 Convertible Subordinated Debentures, the retirement of $10.5 million principal amount of our 12 3/4% Senior Notes, the repayment in full of a $29.9 million Canadian loan facility and a $4.9 million capital lease financing, and $12.4 million principal payments of capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

As of December 31, 2008, we had $37.0 million of cash and cash equivalents. On March 16, 2009 the Debtors each filed a voluntary petition for reorganization relief under chapter 11 of the United States bankruptcy code as described in this item under the caption, “—Going Concern and Voluntary Reorganization Under Chapter 11.” The filings for bankruptcy constituted an event of default that triggered repayment obligations under a number of debt instruments. As a result of the event of default, all obligations under the affected debt agreements became automatically and immediately due and payable. The affected debt has been classified as a current liability under current portion of long-term obligations on the consolidated balance sheet of the Company as of December 31, 2008. The recent severe downturns in global economic conditions and contraction of capital markets, as well as the significant exchange rate appreciation of the United States dollar, have impaired our near-term possibilities to strengthen the balance sheet opportunistically and improve cash flows through potential refinancing and equity capital infusions. Further, such conditions have made the sale of non-strategic assets and businesses to generate enhanced liquidity difficult to complete on acceptable terms or at all. Additionally, given that the preponderance of our Debtors’ holding company obligations are in United States dollars, the recent sharp strengthening of the United States dollar as compared to other foreign currencies has added further concern to our liquidity position with payments from our foreign Operating Subsidiaries yielding less United States dollars recently, as it has become more expensive to such Operating Subsidiaries to purchase United States dollars as the United States dollar has strengthened significantly to such foreign currencies since June 30, 2008 (see “—2008 Results and First Quarter 2009 Plans”).

In the third quarter 2008, we instituted cost reductions that included a reduction in total headcount which, together with additional savings in other sales, general and administrative expenses, were expected to generate approximately $15 million in annual savings. Since then, we have experienced significant adverse changes in currency exchange rates that dramatically reduced or offset the benefits that these cost reductions would have otherwise had on our results. As a result, among other things, we are currently focused on completing additional cost reductions that were begun in the fourth quarter 2008. These include efforts to reduce headcount; to moderate advertising and marketing costs to the most productive programs; to reduce the non-sales and marketing cost structure; to focus on improving sales productivity and margin enhancements by leveraging existing network assets and increasing the revenue mix in favor of higher margin growth services; and to reduce administrative costs. We also continue to focus on minimizing capital expenditures and managing working capital. In addition to our cost reduction efforts, we consider the feasibility and timing of transactions, including assets sales, that could raise capital. The sum of these efforts, along with the reorganization of the companies filing bankruptcy petitions, should strengthen our ability to resume growth and a positive cash flow outlook. However, we are uncertain as to the outcome of our petitions for reorganization relief, so at this time, we cannot predict if and when we would emerge as a restructured company. Therefore, substantial doubt exists about our ability to continue as a going concern, and therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business.

Regardless of the results of our Reorganization efforts, we expect to continue to have significant debt service obligations on a long-term basis. From time to time, we consider the feasibility and timing of transactions that could raise capital for additional liquidity, debt reduction, debt extension, refinancing of existing indebtedness and for additional working capital and growth opportunities. There can be no assurance we will be successful in any of these efforts to consummate timely any such transactions or at all or to obtain any such financing on acceptable terms or at all, especially in consideration of the state of the current global economic and credit situation. Additionally, the Reorganization may result in additional limitations in levels of debt and debt transactions. If we are successful in raising additional financing or issuing our securities in exchange for or extension of debt, securities comprising a significant percentage of our diluted equity capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change or prove inaccurate, including those with respect to our debt levels, currency exchange rates, competitive developments, developments affecting our network or product initiatives, services, operations or cash from operating activities, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected. In such circumstances, there can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms or to exchange or to extend debt. Also there can be no assurance that changes in assumptions or conditions, including those referenced herein and under “Item 1A. Risk Factors,” “Item 3. Legal Proceedings. Legal Proceedings Related to the Chapter 11 Cases” and “—Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity.

As of December 31, 2008, we have $42.9 million in future minimum purchase obligations, $64.9 million in future operating lease payments and $604.8 million of indebtedness. At December 31, 2008, approximately $90.4 million of unrecognized tax benefits have been recorded in accordance with FIN No. 48. We are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below. Included in the unrecognized tax benefits not included in the table below, we have recorded a liability for potential penalties and interest of $0.1 million. This table is prepared assuming we will continue as a going concern without the possible effects of our reorganization efforts under Chapter 11 or the effects of the changes to the Canadian Financing Facility which became effective March 10, 2009 (both of which are described above in this item). Although a substantial portion of the debt has been classified as current portion of long-term obligations due to the default provisions triggered by the bankruptcy filings, the following table reflects the contractual payments of principal and interest that existed prior to the bankruptcy filings as of December 31, 2008 for all long-term obligations as follows:

Year Ending December 31,	Vendor Financing and Other	Senior Secured Term Loan Facility (1)	Financing Facility	12 3/4% and 8% Senior Notes	3 3/4% Convertible and 5% Exchangeable Senior Notes (2)	Step Up Subordinated Debentures	Senior Secured Notes	Purchase Obligations	Operating Leases	Total
2009	$2,528	$9,993	$2,583	$30,875	$2,451	$9,332	$24,679	$26,583	$17,319	$126,343
2010	4,913	9,899	2,583	14,880	59,436	—	24,679	13,957	13,724	144,071
2011	278	94,250	2,583	14,880	—	—	184,657	1,893	10,186	308,727
2012	95	—	35,646	14,880	—	—	—	486	8,559	59,666
2013	62	—	—	14,880	—	—	—	—	6,038	20,980
Thereafter	33	—	—	193,440	—	—	—	—	9,075	202,548

Total Minimum Principal & Interest Payments	7,909	114,142	43,395	283,835	61,887	9,332	234,015	42,919	64,901	862,335
Less: Amount Representing Interest	(886)	(17,892)	(8,395)	(83,649)	(4,318)	(691)	(60,858)	—	—	(176,689)

Face Value of Long-Term Obligations	7,023	96,250	35,000	200,186	57,569	8,641	173,157	42,919	64,901	685,646
Less: Amount Representing Discount	—	—	—	—	(194)	(351)	4,224	—	—	3,679
Add: Exchangeable Notes Interest Treated as Long-Term Obligations (2)	—	—	—	—	1,753	—	21,579	—	—	23,332

Total Long-Term Obligations	$7,023	$96,250	$35,000	$200,186	$59,128	$8,290	$198,960	$42,919	$64,901	$712,657

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 9.38%, which is the interest rate at December 31, 2008.
(2)

For preparation of this table, the Company has shown separately the cash interest payments of the 5% Exchangeable Senior Notes and the portion of the 14 1/4% Senior Secured Notes that were issued through troubled debt restructurings as a portion of long-term obligations (see Footnote 5 “Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” of our Consolidated Financial Statements set forth under Item 8 of this report on Form 10-K). The interest due on the 5% Exchangeable Senior Notes in 2009 and 2010 is $1.2 million and $0.6 million, respectively. The interest due on this portion of the 14 1/4% Senior Secured Notes in 2009, 2010 and 2011 is $8.7 million, $8.7 million and $4.1 million, respectively.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $26.6 million, $14.0 million, $1.9 million and $0.5 million remaining in 2009, 2010, 2011 and 2012, respectively.

The indentures governing the senior notes, senior secured notes, senior secured term loan facility, convertible and exchangeable senior notes, and step up convertible subordinated debentures, as well as certain other credit arrangements, contain certain financial and other covenants which, among other things, by their terms restrict our ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by us. In addition, outstanding indentures and certain credit arrangements include provisions that by their terms would create, after the defined passage of time, and under certain instruments, after the entry of final judgment, an event of default for each of the instruments, should there be an event of default on any one or more of the instruments that have an aggregate principal amount outstanding in excess of certain thresholds as defined in the various indentures and certain credit arrangements. Currently, the lowest such threshold is $20 million. We believe we were in compliance with the above covenants at December 31, 2008.

However, the filing of the Chapter 11 Cases on March 16, 2009 described in this filing constituted an event of default that triggered repayment obligations under a number of debt instruments of the Debtors (the “Debt Documents”). As a result of the event of default, all obligations under the Debt Documents became automatically and immediately due and payable. The Debtors believe that any efforts to enforce the payment obligations under the Debt Documents against the Debtors are stayed as a result of the filing of such Chapter 11 Cases in the Bankruptcy Court (subject to exceptions contemplated by the Term Loan Modification Term Sheet following Bankruptcy Court approval) and the Debtors will reserve rights and shall take such action as appropriate to stay any efforts to enforce the payment obligations against non-Debtor guarantors. The Debt Documents and the approximate principal amount of debt currently outstanding thereunder are as follows:

1.	$96 million Senior Secured Term Loan Facility of Group due February 2011.

2.	$173 million 14 1/4% Senior Secured Notes of IHC due May 2011.

3.	$23 million 5% Exchangeable Senior Notes of Holding due June 2010.

4.	$186 million 8% Senior Notes of Holding due January 2014.

5.	$34 million 3 3/4% Convertible Senior Notes of Group due September 2010.

6.	$14 million 12 3/4% Senior Notes of Group due October 2009.

7.	$9 million Step Up Convertible Subordinated Debentures of Group due August 2009.

Additionally, the filing of the Chapter 11 Cases constituted an event of default through a cross default provision of the Canadian Financing Facility, which was addressed through a waiver under, and subject to the terms of, the Waiver and Amendment (see “Item 3. Legal Proceedings; Legal Proceedings Related to the

Chapter 11 Cases—Canadian Financing Facility”).

The Debtors have received the support of a majority of the impaired noteholders entitled to a distribution under a Plan Support Agreement, which provides for a recovery to subordinated security holders upon the achievement of certain threshold enterprise values of the Reorganized Group. The requisite lenders under the $100 million senior secured Term Loan have agreed to the Term Loan Modification Term Sheet concerning a Term Loan amendment that is to be documented and executed upon satisfaction of a number of conditions precedent, including replacement Administrative Agent approval. The Term Loan amendment is subject to the consent of certain noteholders of the Debtors. While the Term Loan Modification Term Sheet is not an effective amendment to the Term Loan, it does represent an agreement in principle with the Term Loan Ad Hoc Committee and it reflects the elevated nature of negotiations with the senior secured Term Loan lenders and support by the Term Loan lenders of possible modifications to the Plan.

The filing of the Chapter 11 Cases did not create a need to seek debtor-in-possession financing due to the fact that all business expenses are handled at the Operating Subsidiary level and should not be affected by filing. Thus, our Operating Subsidiaries are unaffected by, and are not part of, the Plan and are expected to continue to manage and to operate their businesses without interruption. Employees, customers, suppliers and partners of these Operating Subsidiaries should be unaffected by the filing of the Chapter 11 Cases. We believe that the Operating Subsidiaries, as well as the Debtors, have adequate cash available to support their operations while the Debtors seek Bankruptcy Court confirmation of the Plan. However, if the Debtors remain in Chapter 11 beyond the anticipated 90-120 day period following the Petition Date, the Debtors may be faced with the need to secure DIP Financing. It is not certain that we can secure DIP Financing and, if we can, at what cost. The Reorganization is subject to a number of uncertainties and contingencies (see the following paragraph, “Item 1A. Risk Factors—Bankruptcy Considerations and Uncertainties” and “Item 3. Legal Proceedings; Legal Proceedings Related to the Chapter 11 Cases”), and is subject to Bankruptcy Court confirmation.

The Term Loan is guaranteed by Group, PTII, IHC, Holding and certain of Holding’s United States operating subsidiaries and is secured by certain assets of Holding and of certain United States operating subsidiaries and by partial stock pledges of certain foreign subsidiaries. The Chapter 11 filings by the Debtors have effectively stayed any rights the Term Loan lenders may have with respect to Group’s foreign subsidiaries. However, if we are unsuccessful in reaching a Term Loan amendment or other mutually agreeable resolution with the Term Loan lenders, we intend to assert our rights and may seek certain relief in connection therewith, but we cannot give any assurances as to the ultimate outcome of such actions. See “Item 3. Legal Proceedings; Legal Proceedings Related to the Chapter 11 Cases”. See also “—Special Note Regarding Forward Looking Statements”.

Newly Adopted Accounting Principle

Effective January 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We elected not to apply fair value on our existing financial assets and liabilities upon adoption. Therefore, this adoption did not have a material effect on our results of operations, financial position or cash flows.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for all financial instruments accounted for at fair value on a recurring basis. We do not have any non-financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

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

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 6—“Income Taxes.”

New Accounting Pronouncements

In May 2008, the FASB issued FSP No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. 14-1 requires issuers of convertible debt securities to separate securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. 14-1 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. FSP No. 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We anticipate that the adoption of this standard will not have a material impact on our results of operations, financial position and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS No. 162 on our financial statements and anticipate that the adoption of this standard will not have a material impact on our results of operations, financial position and cash flows.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We anticipate that the adoption of this standard will have an impact on our consolidated financial statements for prospective business combinations, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment to ARB No. 51, “Consolidated Financial Statements.” This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Due to the immaterial size of the noncontrolling interest in

Globility Communications Corporations as discussed under the Principles of Consolidation section of Footnote 2 to the consolidated financial statements, which is approximately $2.8 million, we anticipate that the adoption of this standard will not have a material impact on our results of operations, financial position and cash flows.

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K and elsewhere constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this filing. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	the Debtors’ plan of reorganization or any amended plan of reorganization;

•	the Term Loan Modification Term Sheet;

•	pre- and post-restructuring financial condition, financing requirements, prospects, cash flow and ongoing impacts of the Reorganization on our operations;

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

•

financing, refinancing, debt extension, de-leveraging, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives, whether in connection with the Reorganization or otherwise;

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

Factors and risks that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward looking statements include those set forth in “Risk Factors” as well as, without limitation:

•

the ability of the Debtors to obtain requisite consent and support of the Term Loan lenders to the Reorganization, whether by amendment to the Term Loan in a manner consistent with the Term Loan Modification Term Sheet, or otherwise, and to obtain consent of certain noteholders to the treatment of the Term Loan lenders by amendment of the Term Loan agreement on the terms contemplated by the Term Loan Modification Term Sheet;

•	the occurrence of any termination event under the Forbearance Agreement;

•	the occurrence of a default or event of default under the Term Loan that is not covered by the waiver of Forbearance Defaults and Covenants under the Forbearance Agreement;

•	to confirm and consummate the contemplated Chapter 11 plans of reorganization timely;

•

the potential adverse impact of the Chapter 11 filings on the operations, management and employees of the Debtors and their subsidiaries, and the risks associated with operating businesses under Chapter 11 protection;

•	the potential need to modify or amend the contemplated Chapter 11 plans of reorganization;

•	professional fees incurred in the Chapter 11 Cases in excess of estimates;

•	the potential need to secure an approved debtor-in-possession financing facility;

•	customer, vendor, carrier and third-party responses to the Chapter 11 filings;

•	potential adverse actions that may be pursued by certain senior lenders, including the Term Loan group;

•	risk factors or uncertainties listed or identified in Bankruptcy Court filings or SEC filings in the future, as well as the factors affecting our ongoing business, as described below;

•	changes in business conditions causing changes in the business direction and strategy by management;

•	heightened competitive pricing and bundling pressures in the markets in which we operate;

•	the ability to service substantial indebtedness;

•	accelerated decrease in minutes of use on wireline phones;

•	fluctuations in the exchange rates of currencies, particularly of the USD relative to foreign currencies of the countries where we conduct our foreign operations;

•	adverse interest rate developments affecting our variable interest rate debt;

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

•

the inability to service substantial indebtedness and to reduce, refinance, extend, exchange, tender for or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations, whether in connection with the Reorganization or otherwise;

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

•

adverse regulatory rulings or actions affecting our operations, including the imposition of taxes and fees, the imposition of obligations upon VOIP providers to provide enhanced 911 (E911) services and restricting access to broadband networks owned and operated by others, including the development of a national broadband network in Australia; and

•

the potential further elimination or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to the Reorganization, future significant issuances of equity securities, changes in ownership or other circumstances, which carryforwards would otherwise be available to reduce future taxable income.

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

Foreign currency can have a major impact on our financial results. Currently in excess of 81% of our net revenue was derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Financing Facility and an interest rate swap. Despite the counterparty to the interest rate swap agreement entering bankruptcy in October 2008, management believed no breach or event of default had occurred in relation to the Canadian Credit Agreement. As of March 10, 2009, under the Waiver and Amendment Agreement described in Item 3 under caption “Canadian Financing Facility”, the Lenders under the Canadian Financing Facility waived any such possible breach or event of default. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the year ended December 31, 2008, as compared to the year ended December 31, 2007, the USD was weaker on average as compared to the AUD, CAD, and EUR, and stronger on average as compared to the GBP. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (5)%, (2)%, 8% and (0)% in local currency compared to the year ended December 31, 2007, but increased (decreased) (3)%, (1)%, (2)% and 7% in USD, respectively.

Interest rates—The majority of our long-term debt obligations are at fixed interest rates at December 31, 2008. In February 2005, we obtained a $100 million senior secured loan facility, which has a variable interest rate feature. In March 2007, we entered into a $35 million senior secured credit agreement with a variable interest rate. The interest rate on the $35 million senior secured credit agreement had been fixed effective October 2007 after we completed a cross-currency interest rate swap agreement. The counter party to this agreement has filed for bankruptcy and we are now, again, paying a variable interest rate, effective with the Waiver and Amendment Agreement. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. See the discussion regarding the Senior Secured Credit Agreement within Management’s Discussion and Analysis-Short and Long-Term Liquidity Considerations and Risks.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the year ended December 31, 2008 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior notes, senior secured notes, senior secured term loan, convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures, leased fiber capacity, and other long-term obligations in effect at December 31, 2008. This table is prepared assuming we will continue as a going concern without the possible effects of our Reorganization under Chapter 11 or the effects of the changes to the Canadian Financing Facility which became effective March 10, 2009 or changes to the Term Loan if modified pursuant to the Term Loan Modification Term Sheet. In the case of the convertible senior notes, exchangeable senior notes, step up convertible subordinated debentures and senior secured notes, the table excludes the potential exercise of the relevant redemption and conversion features and excludes an unamortized debt premium (net of discount) of $3.7 million and future cash interest payments of $23.3 million from our 5% Exchangeable Senior Notes and 14 1/4% Senior Secured Notes that are treated as long-term obligations (see Note 5—“Long-Term Obligations”).

	Year of Maturity
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Fixed Rate	$24,784	$62,200	$173,413	$35,087	$59	$186,033	$481,576	$90,430
Average Interest Rate	10.8%	4.8%	14.2%	9.2%	8.9%	8.0%	10.1%
Variable Rate	$1,000	$1,000	$94,250	$—	$—	$—	$96,250	$62,563
Average Interest Rate	9.4%	9.4%	9.4%	0.0%	0.0%	0.0%	9.4%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Internal Control Over Financial Reporting.

As part of our compliance efforts relative to Section 404 of Sarbanes-Oxley Act of 2002, management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on the assessment, management identified a material weakness in our internal control over accounting for income taxes. The material weakness in internal control related to a lack of documentation and insufficient historical analysis, primarily caused by insufficient time in the position for the new Corporate Tax Director, who started in the position on November 17, 2008. This short time period did not allow the new Corporate Tax Director enough time to establish a consistent application of controls surrounding documentation and historical analysis. His hiring was part of the remediation efforts related to the material weakness that was reconfirmed as of December 31, 2007. This material weakness was first identified as of December 31, 2006. On October 1, 2007, a Corporate Tax Director was hired as part of our remediation efforts. However, it was determined that his relatively brief tenure during 2007 did not allow him sufficient time to establish the necessary processes and reviews surrounding income tax accounting as of December 31, 2007. His resignation on September 5, 2008 and the fourth quarter resignation of our Canada controller, who was the key preparer for the Canadian entity’s tax provision, led to a knowledge gap with respect to historical issues and conclusions and severely hampered our remediation efforts for 2008. These deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by our internal control over financial reporting. Because of this material weakness in internal control over financial reporting, management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on the criteria set forth by COSO.

Management’s report on internal control over financial reporting as of December 31, 2008 appears on page F-2 and is incorporated herein by reference. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Discussion on Income Tax Material Weakness.

Our income tax accounting has significant complexity due to our business being property and equipment intensive, our varied types of refinancing and debt transactions, the significant number of foreign subsidiary legal entities and various tax planning strategies. To address this complexity, we restructured the United States tax department and hired both a senior manager of taxation for non-income tax matters and a Corporate Tax Director for oversight of the domestic, foreign and consolidated income tax responsibilities. In addition, we utilize third party tax advisors both to assist in the administrative and consolidation duties of preparing the income tax provision and disclosures and also to advise on matters beyond our in-house expertise. We believe that the personnel hired into these positions have the appropriate knowledge, experience and skills to maintain the proper controls over accounting for income taxes. However, the current Corporate Tax Director has been in the position only since November 17, 2008, which is not enough time to remediate our internal controls over accounting for income taxes.

To address the control weakness described above, we performed additional analysis and other procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States. Additionally, during the interim period without a Corporate Tax Director, we engaged a multi-national accounting firm to complete the third quarter income tax accounting and reporting responsibilities and also engaged them to assist the new Corporate Tax Director with the year-end requirements. Accordingly, management believes that the consolidated financial statements included in the Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control.

Other than the changes in accounting for income taxes noted above, there have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls over financial reporting, that occurred during the quarter ended December 31, 2008, that have materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain of the information required by Part III will be provided in our definitive proxy statement for our 2009 annual meeting of stockholders (involving the election of directors and possibly other matters), which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2009 (“2009 Proxy Statement”), and is incorporated herein by this reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors is set forth under the caption entitled “Election of Directors” in our 2009 Proxy Statement and is incorporated herein by reference. Information relating to our executive officers is set forth in our 2009 Proxy Statement under the caption “Executive Officers, Directors and Key Employees” and is incorporated herein by reference.

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

The information regarding compensation of our officers and directors is set forth under the caption entitled “Executive Compensation” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of certain of our securities is set forth under the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with us is set forth under the caption entitled “Certain Relationships and Related Transactions” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees paid by us to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (in thousands):

	2008	2007
Audit fees (a)	$2,902.5	$4,087.1
Audit-related fees	—	—
Tax fees (b)	629.4	1,097.3
All other fees (c)	9.9	26.9

Total	$3,541.8	$5,211.3

(a)	Fees for audit services include audit of annual financial statements, attestation of management’s assessment of internal control, as required by the Sarbanes-Oxley Act of 2002, Section 404, reviews of quarterly financial statements, statutory and regulatory audits, comfort letters, consents and other matters related to SEC filings.
(b)	Fees for tax services include corporate tax compliance and tax planning and advice for subsidiaries in the United States, Australia, the United Kingdom, Ireland, Switzerland and Denmark.
(c)	Fees for other services include fees billed for permitted non-audit services.

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

Pre-Approval Policy

The services performed by the independent registered public accounting firm in 2008 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 4, 2004 meeting, as amended at its February 9, 2005 meeting. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform.

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

b) Exhibit listing

Exhibit Number	Description
2.1	First Amended Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors pursuant to Chapter 11 of the Bankruptcy Code, as filed with the Bankruptcy Court on April 8, 2009.*

2.2	Debtors’ Disclosure Statement concerning First Amended Joint Plan of Reorganization, as filed with the Bankruptcy Court on April 8, 2009.*

3.1	First Amended and Restated Certificate of Incorporation of Primus; incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-8, No. 333-56557 (the “S-8 Registration Statement”).

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus; incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).

3.3	Amended and Restated Bylaws of Primus; incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, No. 333-10875 (the “IPO Registration Statement”).

3.4	Registration Rights Agreement dated December 31, 2002, concerning the rights of the former holders of the Company’s Series C Convertible Preferred Stock (the “2002 Registration Rights Agreement”); incorporated by reference to the Company’s Form 8-K filed with the SEC on January 2, 2003.

3.5	Amendment No. 1 to the 2002 Registration Rights Agreement; incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3, No. 333-110234 (the “Resale S-3”).

4.1	Specimen Certificate of Primus Common Stock; incorporated by reference to Exhibit 4.1 of the IPO Registration Statement.

4.2	Form of Indenture of Primus, between Primus and Wachovia, N.A. including therein the form of the 8% senior notes; incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4, No. 333-114981; filed with the SEC on April 29, 2004.

4.3	Supplemental Indenture dated as of February 26, 2007; incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 28, 2007.

4.4	Intentionally left blank.

4.5	Contractual/Governance Agreement dated November 4, 2003, the Company and certain stockholders; incorporated by reference to Exhibit 99.4 to the Schedule 13D/A filed by AIG Global Sports and Entertainment Fund, L.P. and related entities.

Exhibit Number	Description
4.6	Indenture, dated February 27, 2006, between the Company and U.S. Bank National Association, as Trustee, concerning the Step Up Convertible Subordinated Debentures due 2009, including therein the form of the debentures; incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K file on March 2, 2006.

4.7	Intentionally left blank.

4.8	Intentionally left blank.

4.9	Intentionally left blank.

4.10	Intentionally left blank.

4.11	Intentionally left blank.

4.12	Intentionally left blank.

4.13	Intentionally left blank.

4.14	Indenture, dated October 15, 1999, between the Company and First Union National Bank including therein the form of the 12 3/4% senior notes; Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4, No. 333-90179, filed with the SEC on November 2, 1999.

4.15	Intentionally left blank.

4.16	Intentionally left blank.

4.17	Intentionally left blank.

4.18	Indenture among Primus Telecommunications Holding, Inc., Primus Telecommunications Group, Incorporated and U.S. Bank National Association, as Trustee, relating to the 5.00% Exchangeable Senior Notes due 2009 of Primus Telecommunications Holding, Inc.; incorporated by reference to Exhibit 4.24 to the Company’s Registration Statement on Form S-3 dated July 18, 2006.

4.19	Form of Registration Rights Agreement dated June 28, 2006 among Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc. and the Purchasers of 5.00% Exchangeable Senior Notes due 2009 of Primus Telecommunications Holding, Inc.; incorporated by reference to Exhibit 4.25 to the Company’s Registration Statement on Form S-3 dated July 18, 2006.

4.20	Indenture dated as of September 15, 2003 between the Company and Wachovia Bank, National Association, concerning the Company’s 3 3/4% convertible notes, including therein the forms of the notes; incorporated by reference to Exhibit 4.1 of Post-Effective Amendment No.1 (No. 333-109902) to the Company’s Registration Statement on Form S-3, filed with the SEC on February 2, 2004.

4.21	Registration Rights Agreement dated as of September 15, 2003 between the Company, Lehman Brothers Inc. and Harris Nesbitt Corp; incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No.1 (No. 333-109902) to the Company’s Registration Statement on Form S-3, filed with the SEC on February 2, 2004.

4.22	Form of Senior Debt Indenture under Universal Shelf Registration Statement on Form S-3 (No. 333-110241) (the “Universal S-3”); incorporated by reference to Exhibit 4.3 of the Universal S-3.

4.23	Form of Subordinated Debt Indenture under Universal S-3; incorporated by reference to Exhibit 4.4 of the Universal S-3.

4.24	Indenture, dated as of February 26, 2007, between Primus Telecommunications IHC, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., and U.S. Bank National Association, as Trustee (the “14 1/4% Notes Indenture”); incorporated by reference to Exhibit 4.2 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

Exhibit Number	Description
4.25	Registration Rights Agreement of Primus Telecommunications IHC, Inc., dated February 26, 2007 concerning its 14 1/4 % Senior Secured Notes due 2011 (the “14 1/4% Senior Secured Notes”); incorporated by reference to Exhibit 4.3 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

4.26	Collateral Agreement, dated as of February 26, 2007, made by each of the signatories (together with any future party hereto), in favor of U.S. Bank National Association, as collateral agent for the holders of the 14 1/4% Senior Secured Notes issued by Primus Telecommunications IHC, Inc. pursuant to the 14 1/4% Notes indenture; incorporated by reference to Exhibit 4.4 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

4.27	Intercreditor Agreement, dated as of February 26, 2007, among Primus Telecommunications Holding, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications IHC, Inc., Lehman Commercial Paper Inc., as administrative agent for the participants under the Term Loan Agreement, and U.S. Bank National Association, as collateral agent for the 14 1/4% Senior Secured Notes; incorporated by reference to Exhibit 4.5 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

10.1	Senior Secured Credit Agreement dated as of March 27, 2007 (the “Credit Agreement”) among Primus Telecommunications Canada, Inc. (“Primus Canada”) as Borrower, 3082833 Nova Scotia Company, as an Obligor, Guggenheim Corporate Funding, LLC, as administrative agent and collateral agent, and the Lenders from time to time parties thereto; incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2007.

10.2	Term Loan Agreement, dated as of February 18, 2005; incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 25, 2005.

10.3	Guarantee and Collateral Agreement, dated as of February 18, 2005; incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated February 25, 2005.

10.4	Employment Agreement, dated April 26, 2007, between Primus and K. Paul Singh; incorporated by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

10.5	Primus Equity Incentive Plan, as amended (formerly known as Primus Stock Option Plan); incorporated by reference to Exhibit 10.5 of the 2004 10-K.**

10.6	Primus Director Compensation Plan; incorporated by reference to Exhibit 10.6 of the 2004 10-K.**

10.7	Form of Subscription Agreement, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-110241), as supplemented by the Prospectus Supplement dated March 13, 2006; incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 15, 2006.

10.8	Second Amendment, dated as of February 22, 2007, to the Term Loan Agreement, dated as of February 18, 2005 (as amended, supplemented or otherwise modified in writing from time to time), among Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as advisor, Lehman Commercial Paper Inc., as syndication agent and administrative agent; incorporated by reference to Exhibit 10.1 of the Company’s amended current report on Form 8-K/A dated March 16, 2007.

Exhibit Number	Description
10.9	Waiver and Amendment Agreement to the Credit Agreement, dated as of March 10, 2009, among Primus Canada, as Borrower, 3082833 Nova Scotia Company, as an Obligor, Guggenheim Corporate Funding, LLC, as administrative agent and collateral agent, and the Lenders from time to time parties thereto; incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 16, 2009 (the “March 2009 8-K”).

10.10	Plan Support Agreement dated March 16, 2009 (including Plan Term Sheet attached thereto).*

10.11	Supplemental Indenture Exhibit to Exhibit C of the Plan Support Agreement dated March 16, 2009.*

10.12	Primus Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.15 of the 1997 Senior Note Registration Statement.**

10.13	Primus 401(k) Plan as amended; incorporated by reference to Exhibit 4.4 of the Primus Registration Statement on Form S-8 (No. 333-35005) and as amended on Post Effective Amendment No. 1 to Form S-8 filed with the SEC on March 26, 2003.

10.14

Term Loan Forbearance Agreement dated as of April 14, 2009, to the Term Loan Agreement dated as of February 18, 2005 (as amended, supplemented or otherwise modified in writing from time to time), among Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., and other parties thereto.*

10.15

Term Loan Agreement Modification Term Sheet concerning the Term Loan Agreement dated as of February 18, 2005 (as amended, supplemented or otherwise modified in writing from time to time), among Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., and other parties thereto.*

10.16	The Company’s 1998 Restricted Stock Plan; incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, No. 333-86839, filed with the Commission on September 17, 1999.

12.1	Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31	Certifications.*

32	Certification.***

*	Filed herewith.
**	Compensatory benefit plan.
***	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2009.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

By:	/s/ K. PAUL SINGH
K. Paul Singh Chairman of the Board, President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Paul Singh, Thomas R. Kloster and Tracy B. Lawson, and each of them, his and her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and her and in his and her name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 2008, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his and her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ K. PAUL SINGH K. Paul Singh	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	April 15, 2009

/s/ JOHN F. DEPODESTA John F. DePodesta	Executive Vice President, Chief Legal Officer, Chief Corporate Development Officer, Secretary and Director	April 15, 2009

/s/ THOMAS R. KLOSTER Thomas R. Kloster	Chief Financial Officer (Principal Financial Officer)	April 15, 2009

/s/ TRACY B. LAWSON Tracy B. Lawson	Vice President—Corporate Controller (Principal Accounting Officer)	April 15, 2009

/s/ DAVID E. HERSHBERG David E. Hershberg	Director	April 15, 2009

/s/ DOUGLAS M. KARP Douglas M. Karp	Director	April 15, 2009

/s/ PRADMAN KAUL Pradman Kaul	Director	April 15, 2009

/s/ PAUL G. PIZZANI Paul G. Pizzani	Director	April 15, 2009

/s/ JOHN PUENTE John Puente	Director	April 15, 2009

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concludes that Primus did not maintain effective internal control over financial reporting as of December 31, 2008, due to the material weakness in the Company’s internal control over accounting for income taxes (details provided in Item 9A. Controls and Procedures of the Company’s Annual Report on Form 10-K for the period ended December 31, 2008). This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ K. PAUL SINGH	April 15, 2009
K. Paul Singh Chairman, President and Chief Executive Officer and Director

/s/ THOMAS R. KLOSTER	April 15, 2009
Thomas R. Kloster Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated and subsidiaries

McLean, Virginia

We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (in reorganization under Chapter 11 of the Federal Bankruptcy Code since March 16, 2009—See Note 2) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Primus Telecommunications Group, Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements for the year ended December 31, 2008, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s negative working capital, stockholders’ deficit, and inability to generate sufficient cash flow to meet its obligations that resulted in its filing for bankruptcy raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions to conform to Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP

McLean, Virginia

April 15, 2009

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF
OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2008	2007	2006
NET REVENUE	$895,863	$896,029	$993,034
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	569,865	551,303	653,905
Selling, general and administrative	260,430	281,010	278,951
Depreciation and amortization	32,791	30,529	47,002
(Gain) loss on sale or disposal of assets	(6,028)	1,463	14,158
Asset impairment write-down	—	—	206,139

Total operating expenses	857,058	864,305	1,200,155

INCOME (LOSS) FROM OPERATIONS	38,805	31,724	(207,121)
INTEREST EXPENSE	(53,888)	(61,347)	(54,128)
ACCRETION ON DEBT PREMIUM (DISCOUNT), NET	583	(449)	(1,732)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	—	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT, NET	36,872	(7,652)	7,409
INTEREST AND OTHER INCOME	120	5,665	3,694
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(47,563)	32,699	10,668

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(25,071)	640	(235,837)
INCOME TAX BENEFIT (EXPENSE)	366	9,232	(4,863)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(24,705)	9,872	(240,700)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(326)	(268)	(4,673)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	6,132	7,415

NET INCOME (LOSS)	$(25,031)	$15,736	$(237,958)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.17)	$0.07	$(2.14)
Loss from discontinued operations	(0.01)	(0.00)	(0.05)
Gain from sale of discontinued operations	—	0.05	0.07

Net income (loss)	$(0.18)	$0.12	$(2.12)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.17)	$0.06	$(2.14)
Loss from discontinued operations	(0.01)	(0.00)	(0.05)
Gain from sale of discontinued operations	—	0.03	0.07

Net income (loss)	$(0.18)	$0.09	$(2.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	142,643	128,771	112,366

Diluted	142,643	196,470	112,366

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,000	$81,282
Restricted cash	—	362
Accounts receivable (net of allowance for doubtful accounts receivable of $9,710 and $12,039)	99,483	113,588
Prepaid expenses and other current assets	15,846	28,660

Total current assets	152,329	223,892
RESTRICTED CASH	8,133	9,677
PROPERTY AND EQUIPMENT—Net	112,152	144,599
GOODWILL	32,688	40,134
OTHER INTANGIBLE ASSETS—Net	746	1,557
OTHER ASSETS	24,396	40,544

TOTAL ASSETS	$330,444	$460,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$58,671	$74,893
Accrued interconnection costs	41,422	44,911
Deferred revenue	13,303	16,513
Accrued expenses and other current liabilities	42,440	54,420
Accrued income taxes	18,213	30,791
Accrued interest	10,248	12,460
Current portion of long-term obligations	564,797	11,228

Total current liabilities	749,094	245,216

LONG-TERM OBLIGATIONS	40,040	662,675
OTHER LIABILITIES	2,849	52

Total liabilities	791,983	907,943

COMMITMENTS AND CONTINGENCIES (See Note 8.)

STOCKHOLDERS’ DEFICIT:
Preferred stock: Not Designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—300,000,000 shares authorized; 142,695,390 and 142,632,540 shares issued and outstanding	1,427	1,426
Additional paid-in capital	718,956	718,695
Accumulated deficit	(1,099,809)	(1,074,778)
Accumulated other comprehensive loss	(82,113)	(92,883)

Total stockholders’ deficit	(461,539)	(447,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$330,444	$460,403

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Shares	Amount	Additional Paid-In Capital
BALANCE, JANUARY 1, 2006	105,255	$1,053	$686,196	$(844,895)	$(78,688)	$(236,334)
Common shares issued for cash	6,667	66	4,934	—	—	5,000
Common shares issued under employee stock purchase plan	102	1	57	—	—	58
Common shares issued in exchange for the Company's senior notes	1,825	18	1,333	—	—	1,351
Stock option compensation expense	—	—	545	—	—	545
Offering cost for sale of stock	—	—	(124)	—	—	(124)
Foreign currency translation adjustment	—	—	—	—	(793)	(793)
Net loss	—	—	—	(237,958)	—	(237,958)

BALANCE, DECEMBER 31, 2006	113,849	1,138	692,941	(1,082,853)	(79,481)	(468,255)
Common shares issued in private equity offering	22,500	225	19,124	—	—	19,349
Offering cost for sale of stock	—	—	(179)	—	—	(179)
Common shares issued for compensation	284	3	(3)	—	—	—
Common shares issued in exchange for the Company's debentures	6,000	60	6,566	—	—	6,626
Stock option compensation expense	—	—	246	—	—	246
Adjustment from implementation of FIN No. 48	—	—	—	(7,661)	—	(7,661)
Foreign currency translation adjustment	—	—	—	—	(13,402)	(13,402)
Net income	—	—	—	15,736	—	15,736

BALANCE, DECEMBER 31, 2007	142,633	1,426	718,695	(1,074,778)	(92,883)	(447,540)
Common shares issued for vesting of restricted stock units	62	1	(1)	—	—	—
Stock option compensation expense	—	—	262	—	—	262
Foreign currency translation adjustment	—	—	—	—	10,770	10,770
Net loss	—	—	—	(25,031)	—	(25,031)

BALANCE, DECEMBER 31, 2008	142,695	$1,427	$718,956	$(1,099,809)	$(82,113)	$(461,539)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,031)	$15,736	$(237,958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	11,940	10,493	15,094
Stock compensation expense	262	246	545
Depreciation and amortization	32,798	30,594	48,156
(Gain) loss on sale or disposal of assets	(6,028)	(4,668)	8,706
Asset impairment write-down	—	—	209,248
Accretion of debt discount	(583)	449	1,732
Change in fair value of derivatives embedded within convertible debt	—	—	(5,373)
Deferred income taxes	5,838	(12,463)	—
(Gain) loss on early extinguishment of debt	(36,872)	7,652	(7,409)
Minority interest share of gain (loss)	3,159	—	(1,110)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	48,588	(34,862)	(11,736)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(15,658)	5,275	14,825
(Increase) decrease in prepaid expenses and other current assets	10,191	(1,556)	9,367
Decrease in other assets	1,877	2,309	1,173
Increase in accounts payable	(5,930)	(2,652)	(18,427)
Increase (decrease) in accrued interconnection costs	2,243	(6,244)	(18,210)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities	(5,640)	(2,029)	1,823
Increase (decrease) in accrued income tax	(10,625)	4,352	2,000
Increase (decrease) in accrued interest	(1,750)	(1,165)	424

Net cash provided by operating activities	8,779	11,467	12,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,441)	(44,745)	(33,016)
Sale of property and equipment and intangible assets	5,756	—	—
Cash from disposition of business, net of cash disposed	1,676	6,140	12,947
Cash used in business acquisitions, net of cash acquired	(583)	(200)	(227)
(Increase) decrease in restricted cash	(102)	(668)	2,427

Net cash used in investing activities	(18,694)	(39,473)	(17,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company's debt securities	(11,534)	—	—
Proceeds from issuance of long-term obligations	—	109,275	35,291
Deferred financing costs	—	(6,570)	(2,850)
Principal payments on long-term obligations	(16,545)	(80,415)	(11,907)
Proceeds from sale of common stock, net of issuance costs	—	19,170	4,934

Net cash provided by (used in) financing activities	(28,079)	41,460	25,468

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,288)	3,511	849

NET CHANGE IN CASH AND CASH EQUIVALENTS	(44,282)	16,965	21,318
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	81,282	64,317	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,000	$81,282	$64,317

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$53,442	$59,933	$51,487
Cash paid for taxes	$1,908	$1,056	$2,971
Non-cash investing and financing activities:
Capital lease additions	$775	$2,418	$135
Leased fiber capacity additions	$—	$1,786	$—
Property and equipment, accrued in current liabilities	$—	$883	$—
Settlement of outstanding debt with issuance of common stock	$—	$6,626	$1,351
Settlement of outstanding debt with issuance of new convertible debt	$—	$—	$(27,417)
Issuance of new convertible debt in exchange for convertible subordinated debentures	$—	$—	$27,481
Settlement of outstanding debt with issuance of new exchangeable debt	$—	$—	$(54,750)
Issuance of new exchangeable debt in exchange for convertible senior debentures	$—	$—	$47,102
Settlement of outstanding debt with issuance of new senior secured debt	$(133,159)	$—	$—
Issuance of new senior secured debt in exchange for outstanding debt	$88,794	$—	$—
Business disposition proceeds in note receivable	$—	$845	$—
Business acquisition financed with note payable	$247	$—	$—

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Year Ended December 31,
	2008	2007	2006
NET INCOME (LOSS)	$(25,031)	$15,736	$(237,958)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	10,770	(13,402)	(444)
Reclassification of foreign currency translation adjustment for loss from the foreign business disposition included in net loss	—	—	(349)

COMPREHENSIVE INCOME (LOSS)	$(14,261)	$2,334	$(238,751)

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

The Company is incorporated in the state of Delaware and operates as a holding company of wholly-owned operating subsidiaries primarily in the United States, Canada, Australia, the United Kingdom and western Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Voluntary Reorganization under Chapter 11—The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which reflects the realization of assets and liquidation of liabilities in the normal course of business. The Company’s negative working capital, stockholders’ deficit, and inability to generate sufficient cash flow to meet its obligations give rise to substantial doubt about the Company’s ability to meet cash needs for operations and debt service over the next twelve months and have resulted in filing for voluntary reorganization under Chapter 11 of the bankruptcy code on March 16, 2009 as described below. The Company is uncertain as to the outcome of its petitions for reorganization relief, so at this time, it can not predict if and when it would emerge as a restructured company. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern, and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business. These financial statements do not include any adjustments that might result from this uncertainty, including those relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

On March 16, 2009 (the “Petition Date”), Primus Telecommunications Group, Incorporated (“Group” or “PTGI”), and three of its subsidiaries, Primus Telecommunications Holding, Inc. (“Holding” or “PTHI”), Primus

Telecommunications International, Inc. (“PTII”) and Primus Telecommunications IHC, Inc., (“IHC” and together with Group, Holding and PTII, collectively, the “Debtors”) each filed a voluntary petition (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief (“Reorganization”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended (the “Bankruptcy Code”). The Reorganization remains subject to Bankruptcy Court confirmation and a creditors’ committee has not been appointed in these cases by the United States Trustee. Also on the Petition Date, the Debtors filed a plan of reorganization and disclosure statement with respect thereto. On April 8, 2009, the Debtors filed the First Amended Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors (the “Plan”) and the disclosure statement with respect to the Plan (the “Disclosure Statement”).

As petitioned, the Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Group’s subsidiaries other than Holding, IHC and PTII are not part of the plan of reorganization of the Debtors. Operating subsidiary companies, including those in the United States, Australia, Canada, India, Europe and Brazil (the “Operating Subsidiaries”), are not party to the Reorganization and are expected to continue to manage and to operate their businesses without interruption. Employees, customers, suppliers and partners of these Operating Subsidiaries should be unaffected by the filing of the Chapter 11 Cases.

On March 16, 2009, the Debtors entered into a plan support agreement (the “Plan Support Agreement”) with the holders of more than the majority of the outstanding principal amount of IHC’s 14 1/4% Senior Secured Notes due May 2011 (the “14 1/4% Senior Secured Notes”) and more than the majority of the combined outstanding principal amount of Holding’s 5% Exchangeable Senior Notes due June 2010 and 8% Senior Notes due January 2014 (collectively, the “Senior Notes”). The parties to the Plan Support Agreement have agreed to support a plan of reorganization of the Debtors on the terms and conditions set forth in the plan term sheet to the Plan Support Agreement (the “Plan Term Sheet”) and not to support, directly or indirectly, any other plan, in exchange for the Debtors’ agreement to implement all steps necessary to solicit the requisite acceptances of such plan and obtain from the Bankruptcy Court an order confirming such plan in accordance with the terms of the Plan Support Agreement. The Plan Support Agreement may be terminated under certain circumstances, including in the event that such plan and related disclosure statement are not approved by certain deadlines, such plan is not consummated within a certain period of time after its filing with the Bankruptcy Court, a party materially breaches the Plan Support Agreement, a trustee or examiner with enlarged powers relating to the Debtors’ business is appointed in the Chapter 11 Cases, the Chapter 11 Cases are converted to cases under chapter 7 of the Bankruptcy Code or the Bankruptcy Court grants relief that is inconsistent with the Plan Support Agreement or the Plan Term Sheet.

Certain lenders, who were not party to the Plan Support Agreement, under the $100 million senior secured term loan among Holding and Group (as obligors) and certain affiliated subsidiary guarantors (the “Term Loan”) have (i) agreed to a term sheet dated April 14, 2009 concerning a Term Loan amendment that is to be documented and executed upon satisfaction of a number of conditions precedent, including replacement of the Administrative Agent and establishment of a replacement Administrative Agent, and (ii) executed a forbearance agreement in which Term Loan lenders have agreed to forbear from exercising rights and remedies related to certain defaults and events of default under the Term Loan. The Term Loan amendment is subject to the consent of certain noteholders of the Debtors. The Term Loan forbearance agreement and Term Loan term sheet reflect the elevated nature of negotiations with the senior secured Term Loan lenders concerning support by the Term Loan lenders of a plan of reorganization of the Debtors, provided modification of the Term Loan can be effected as contemplated by the Term Loan term sheet; however, a definitive amendment to the Term Loan has not been negotiated and documented in full, and such amendment is subject to consent by certain noteholders under the Plan and ultimately must be approved by the Bankruptcy Court. (See Note 5—“Long-Term Obligations—Senior Secured Term Loan Facility”)

The Term Loan is guaranteed by Group, PTII, IHC, Holding and certain of Holding’s United States operating subsidiaries and is secured by certain assets of Holding and of certain United States operating subsidiaries and by partial stock pledges of certain foreign subsidiaries. If the Company is unsuccessful in obtaining Bankruptcy Court approval and the requisite approval of the creditors in the Chapter 11 Cases, and depending on the subsequent actions of the Term Loan lenders, the Company may seek a stay from the Bankruptcy Court to prevent the Term Loan lenders from seeking to enforce any claim against the United States non-Debtor guarantors, including the related collateral.

In addition, the Company has obtained waivers of the lenders under a Canadian Financing Facility (see Note 5—“Long-Term Obligations”) with regard to the Chapter 11 Cases and the Reorganization.

Under the proposed plan of reorganization contemplated by the Plan Term Sheet:

•

Holding’s Term Loan facility due February 2011 will be reinstated; provided that the terms of the reinstated Term Loan facility may be improved, subject to the consent of the requisite holders of the 14 1/4% Senior Secured Notes and Senior Notes, which consent shall not be unreasonably withheld; and provided further that if the holders of the Term Loan facility contest this treatment, the Debtors reserve the right to impair such claims, subject to the consent of the requisite holders of 14 1/4% Senior Secured Notes and Senior Notes, which consent shall not be unreasonably withheld; (Subsequent to the execution of the Plan Support Agreement, the Primus Term Loan Parties executed a forbearance agreement and agreed to a term sheet with certain Term Loan lenders. See Note 5—Long-Term Obligations.)

•

holders of 14 1/4% Senior Secured Notes will receive (a) their pro rata reinstatement of $123.5 million of 14 1/4% Senior Secured Notes, subject to certain modifications, (b) their pro rata share of 50% of the new outstanding equity of Group upon its emergence from bankruptcy (“Reorganized Group”) (excluding the management shares described below), and (c) all reasonable fees, expenses and disbursements of their counsel;

•

holders of the Senior Notes will receive (a) their pro rata share of 50% of the new outstanding equity of Reorganized Group (excluding the management shares described below), (b) their pro rata share of warrants to purchase up to 30% of the new outstanding equity of Reorganized Group (including the management shares described below) on terms described further in the Plan Term Sheet, and (c) all reasonable fees, expenses and disbursements of their counsel;

•

holders of the 3 3/4% Senior Notes due September 2010, 12 3/4% Senior Notes due October 2009 and Step Up Convertible Subordinated Debentures due August 2009 issued by Group (collectively, the “Group Notes”) will receive their pro rata share of warrants to purchase up to 15% of the new outstanding equity of Reorganized Group (including the management shares described below) on terms described further in the Plan Term Sheet;

•

holders of Group’s outstanding common stock will receive their pro rata share of contingent value rights (“CVRs”) to acquire up to approximately 15% of the fully diluted new equity of Reorganized Group after the enterprise value of Reorganized Group reaches or exceeds $700 million; provided, however, that in no case shall the issuance of common stock of Reorganized Group in respect of the CVRs lower the recovery for the holders of 14 1/4% Senior Secured Notes, Senior Notes or Group Notes to less than the recovery to such holders prior to the conversion of the CVRs into common stock; and

•

restricted stock units comprising 4% of the outstanding new equity of Reorganized Group will be issued to the senior management of the Debtors on terms to be set forth in an exhibit to the plan of reorganization, and warrants to acquire up to 6% of the new outstanding equity of Reorganized Group (including the management shares described above) will be available for distribution to the management of the Debtors through a management compensation plan.

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 45.6% of Globility Communications Corporations (GCC) through direct and indirect ownership structures.

The results of GCC and its subsidiary are consolidated with the Company’s results based on guidance from Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 (R), “Consolidation of Variable Interest Entities-an Interpretation of Accounting Research Bulletins (ARB) No. 51.” All intercompany profits, transactions and balances have been eliminated in consolidation. In fourth quarter 2008, the Company intended and had the authority to sell certain assets of its Japan retail operations, and therefore, reported this unit as discontinued operations (see Note 21—“Subsequent Events”). Beginning in the second quarter 2008, the Company intended and had the authority to sell certain assets of its German retail operations, and therefore, reported this unit as discontinued operations. In March 2008, the Company sold its minority equity interest in Bekkoame Internet, Inc. (“Bekko”). The Company used the equity method of accounting for its investment in Bekko.

Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic, and also from the provision of hosting, local and wireless services.

For certain voice services, net revenue is earned based on the number of minutes during a call and is recorded upon completion of a call. Revenue for a period is calculated from information received through the Company’s network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a timely and accurate analysis of revenue earned in a period. Separate prepaid services software is used to track additional information related to prepaid service usage such as activation date, monthly usage amounts and expiration date. Revenue on these prepaid services is recognized as service is provided until expiration when all unused minutes, which are no longer available to the customers, are recognized as revenue.

Net revenue is also earned on a fixed monthly fee basis for unlimited local and long distance voice plans and for the provision of data/Internet services (including retail VOIP), hosting, and collocation. Data/Internet services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths. These fees are recognized as access is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. The Company records payments received in advance for services and services to be provided under contractual agreements, such as Internet broadband, dial-up access, hosting, and collocation, as deferred revenue until such related services are provided.

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

Presentation of Taxes Collected—The Company reports any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer (including sales, use, value-added and some excise taxes) on a net basis (excluded from revenues).

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

Income Taxes—The Company recognizes income tax expense for financial reporting purposes following the asset and liability approach for computing deferred income taxes. Under this method, the deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. On January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 109, “Accounting for Income Taxes.”

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

Advertising Costs—In accordance with Statement of Position 93-7, “Reporting on Advertising Costs,” costs for advertising are expensed as incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006 was $18.0 million, $21.5 million and $22.6 million, respectively.

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

Goodwill and Other Intangible Assets—Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (October 1 for Primus) for impairment, or more frequently, if impairment indicators arise. Such indication occurred as of December 31, 2008 when the fair value of the Company’s publicly traded debt dropped significantly since October 1, 2008; however, after performing Step 1 of the impairment test under SFAS No. 142, no impairment was identified as the fair value was greater than the book value of each reporting unit. Intangible assets that have finite lives will be amortized over their useful lives and are subject to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment analysis for goodwill and other indefinite lived intangible assets is also triggered by the performance of a SFAS No. 144 analysis.

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

In estimating fair value of its reporting units, the Company compares market capitalization of its common stock, distributed between the reporting units based on adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) projections, to the equivalent carrying value (total assets less total liabilities) of such reporting unit. When its carrying value of a reporting unit is a negative value, the Company proceeds to use alternative valuation techniques. These techniques include comparing total fair value of invested capital, distributed between the reporting units based on adjusted EBITDA projections, to the equivalent carrying value (book equity plus book long-term obligations). The carrying value of each reporting unit includes an allocation of the corporate invested capital based on relative size of the reporting units’ intercompany payables and invested capital. Using the Company’s adjusted EBITDA projections is a judgment item that can significantly affect the outcome of the analysis, both in basing the allocation on the most relevant time period as well as in allocating fair value between reporting units. For the interim test performed as of December 31, 2008 as discussed above, the Company used other methods that indicated a control premium on the value of the Company, as opposed to an allocation of the market capitalization. To develop the fair value used for the December 31, 2008 evaluation, the Company used an average value calculated under the discounted cash flow method and the comparative transaction method. The Company derives future cash flow estimates from its historical experience and its internal business plans, which include consideration of industry trends, competitive actions, technology changes, regulatory actions, available financial resources for marketing and capital expenditures and changes in its underlying cost structure.

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

The Company makes significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as determining asset groups and estimating future cash flows, remaining useful lives, discount rates and growth rates. The resulting undiscounted cash flows are projected over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. While the Company believes that its estimates are reasonable, different assumptions could materially affect the valuation of the long-lived assets. During 2006, the Company completed an evaluation of its expected future cash flows compared to the carrying value of its assets based on estimates of its expected results of operations and recorded an impairment. The Company derives future cash flow estimates from its historical experience and its internal business plans, which include consideration of industry trends, competitive actions, technology changes, regulatory actions, available financial resources for marketing and capital expenditures and changes in its underlying cost structure.

The Company has concluded that it has one asset group; the network. This is due to the nature of its telecommunications network which utilizes all of the points of presence (POPs), switches, cables and various other components throughout the network to form seamlessly the telecommunications gateway over which its products and services are carried for any given customer’s phone call or data or Internet transmission. Furthermore, outflows to many of the external network providers are not separately assignable to revenue inflows for any phone call or service plan.

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

The estimate of the appropriate discount rate to be used to apply the present value technique in determining fair value was the Company’s weighted average cost of capital which is based on the effective rate of its long- term debt obligations at the current market values as well as the current volatility and trading value of the Company’s common stock.

Deferred Financing Costs—Deferred financing costs incurred in connection with the senior secured notes due 2011 (“14 1/4% Senior Secured Notes”), the step up convertible subordinated debentures due August 2009 (“Step Up Convertible Subordinated Debentures”), the senior secured term loan facility (the “Facility”), the 8% senior notes due 2014 (“8% Senior Notes”), the 3 3/4% convertible senior notes due 2010 (“3 3/4% Convertible Senior Notes”), the 12 3/4% senior notes due 2009 (“12 3/4% Senior Notes”), and other financing arrangements are reflected within other assets and are being amortized over the life of the respective financing arrangements using the effective interest method. As the Company completes debt transactions, corresponding amounts of deferred financing costs are written-off in determining the gain or loss on early extinguishment or restructuring of debt.

Derivative Instruments—In March 2007, the Company entered into a Senior Secured Credit Agreement (“Canadian Financing Facility”) with a financial institution, to refinance an existing Canadian credit facility. The Canadian Financing Facility provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matures in 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The

Canadian Financing Facility is secured by the assets of the Company’s Canadian operations and certain guarantees. In October 2007, the Company entered into a cross-currency principal and interest rate swap agreement, which fixed the interest rate at 9.21% starting from October 31, 2007. The Canadian Financing Facility requires that the Company, at all times that the loan amounts are outstanding, maintain a hedging agreement to hedge the full amount of its currency rate exposures with respect to the aggregate principal amount outstanding under this Canadian Financing Facility at any time. The cross-currency principal and interest rate swap agreement’s counter party is Lehman Brothers Special Financing, Inc. (“Lehman SFI”). Lehman SFI entered into bankruptcy in early October 2008 following its ultimate parent entering bankruptcy in mid-September 2008. Despite the counterparty to the interest rate swap agreement entering bankruptcy in October 2008, management believed no breach or event of default had occurred in relation to the Canadian Financing Facility. As of March 10, 2009, under the Waiver and Amendment Agreement described below in Note 5—Long-Term Obligations, the Lenders under the Canadian Financing Facility waived any such possible breach or event of default. The Company has estimated the fair value of the outstanding swap agreement with Lehman Brothers Special Financing, Inc. to be zero.

The Company does not hold or issue derivative instruments for trading purposes. During the three months ended March 31, 2006, the Company had entered into financing arrangements that contained embedded derivative features due to the Company having insufficient authorized shares to support conversion of all potentially convertible instruments. The Company accounted for these arrangements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as well as related interpretations of these standards. The Company bifurcated embedded derivatives that were not clearly and closely related to the host contract and recorded them as a liability in its balance sheet at their estimated fair value. Changes in their estimated fair value of $5.4 million were recognized in earnings during the period of change. Since June 20, 2006, when authorization for sufficient authorized shares was obtained, the feature that established the embedded derivative no longer exists. The fair value of the embedded derivative at June 20, 2006, was added back to the debt balance. The remaining debt discount after adding back the fair value of embedded derivatives is accreted through interest expense over the remaining term of the respective instrument using the effective interest method.

The Company estimated the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derived their value primarily based on changes in the price and volatility of the Company’s common stock. Considerable judgment was required in interpreting market data to develop the estimates of fair value.

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

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid in capital (APIC) pool related to the tax effects of share-based compensation and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of share-based award that were fully vested and outstanding upon the adoption of SFAS No. 123(R).

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

The Company recorded $0.3 million, $0.2 million and $0.5 million stock-based compensation expenses for the years ended December 31, 2008, 2007 and 2006, respectively, under guidance in SFAS No. 123(R).

The weighted average fair value at date of grant for options granted during 2008, 2007, and 2006 was $0.11, $0.28 and $0.43 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected stock price volatility	96%	95%	98%
Risk-free interest rate	2.3%	4.6%	4.7%
Expected option term	4 years	4 years	4 years

As of December 31, 2008, the Company had 1.0 million unvested awards outstanding of which $0.1 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.9 years.

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

Income (Loss) Per Common Share—Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock and related income. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, restricted stock units, and convertible debt securities. In 2008 and 2006, the Company incurred losses, and the effect of potential common stock was excluded from the computation of diluted loss per share as the effect was antidilutive. If the effect of potential common stock had been included, there would have been additional shares outstanding of 38,236,456 and 86,748,289 for the years ended December 31, 2008 and 2006, respectively. The potential common stock included in the diluted income per common share for the year ended December 31, 2007 was 67,699,168 with a $1.8 million related income effect. In 2007, an additional 15,697,951 shares of potential common stock were not included in the diluted income per common share calculation as the effect was antidilutive.

Reclassification—Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of our discontinued operations.

Newly Adopted Accounting Principle

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company elected not to apply fair value on its existing financial assets and liabilities upon adoption. Therefore, this adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.

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

Level 3: Significant inputs to the valuation model are unobservable.

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

	December 31, 2008	Fair Value as of December 31, 2008, using:
		Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9,356	$9,356	—	—
Derivative	—	—	—	$0

Total	$9,356	$9,356	—	$0

The Company has an outstanding cross-currency principal and interest rate agreement with Lehman Brothers Special Financing, Inc., who entered bankruptcy in October 2008 and ceased performing on the agreement, and has estimated the value to be zero, requiring a write-off of $1.2 million, and has moved the instrument from Level 2 to Level 3 because the counter party’s credit risk is not observable.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 6—“Income Taxes.”

New Accounting Pronouncements

In May 2008, the FASB issued FSP No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. 14-1 requires issuers of convertible debt securities to separate securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. 14-1 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. FSP No. 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of FSP No. 14-1 on its financial statements, but does not believe there will be a material impact.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 162 on its financial statements, but does not believe there will be a material impact.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging” with the intent to provide users of financial statements with an enhanced understanding of the use of derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements.

SFAS No. 161 is effective for financial statements issued for fiscal years after July 1, 2009. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements and anticipates that the adoption of this standard will not have a material impact on its results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company anticipates that the adoption of this standard will have an impact on our consolidated financial statements for prospective business combinations, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment to ARB No. 51, “Consolidated Financial Statements”. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Due to the immaterial size of the noncontrolling interest in Globility Communications Corporations as discussed under the Principles of Consolidation section of Footnote 2 to the consolidated financial statements, which is approximately $2.8 million as of December 31, 2008, the Company anticipates that the adoption of this standard will not have a material impact on its results of operations, financial position and cash flows.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Network equipment	$163,475	$164,027
Furniture and equipment	6,128	12,102
Leasehold improvements	5,028	5,686
Construction in progress	3,682	10,462

Subtotal	178,313	192,277
Less: Accumulated depreciation	(66,161)	(47,678)

Total property and equipment, net	$112,152	$144,599

Depreciation and amortization expense for property and equipment including equipment under capital leases and vendor financing obligations for the years ended December 31, 2008, 2007 and 2006 was $30.8 million, $27.9 million and $42.1 million, respectively. The Company recorded an asset impairment write-down of $206.1 million in 2006 (see Note 16—“Asset Impairment”).

At December 31, 2008, the total equipment under capital lease and vendor financing obligations consisted of $27.3 million of network equipment and $0.2 million of administrative equipment, with accumulated depreciation of $19.1 million and $0.1 million, respectively. At December 31, 2007, the total equipment under capital lease and vendor financing obligations consisted of $37.6 million of network equipment and $0.4 million of administrative equipment, with accumulated depreciation of $20.6 million and $0.2 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of December 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$3,806	$(3,150)	$656	$4,074	$(2,688)	$1,386
Other	1,665	(1,575)	90	1,678	(1,507)	171

Total	$5,471	$(4,725)	$746	$5,752	$(4,195)	$1,557

Amortization expense for customer lists and other intangible assets for the year ended December 31, 2008, 2007 and 2006 was $2.0 million, $2.6 million and $4.9 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2009, 2010 and 2011 to be approximately $0.5 million, $0.2 million and $0.1 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of December 31, 2008	As of December 31, 2007
Goodwill	$32,688	$40,134

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	United States	Canada	Europe	Asia-Pacific	Total
Balance as of January 1, 2007	$—	$23,082	$—	$11,811	$34,893
Goodwill acquired during period	188	—	—	—	188
Effect of change in foreign currency exchange rates	20	4,205	—	828	5,053

Balance as of December 31, 2007	208	27,287	—	12,639	40,134
Effect of change in foreign currency exchange rates	(51)	(5,374)	—	(2,021)	(7,446)

Balance as of December 31, 2008	$157	$21,913	$—	$10,618	$32,688

5. LONG-TERM OBLIGATIONS

On March 16, 2009 the Company and certain holding company subsidiaries filed for voluntary reorganization under Chapter 11 (see Note 2—“Summary of Significant Accounting Policies”—Going Concern and Voluntary Reorganization Under Chapter 11). The filings for bankruptcy constituted an event of default that triggered repayment obligations under a number of debt instruments (the “Debt Documents”). As a result of the event of default, all obligations under the affected debt agreements became automatically and immediately due and payable. The affected debt has been classified as a current liability under current portion of long-term obligations on the consolidated balance sheet of the Company as of December 31, 2008. Additionally, the filing of the Chapter 11 Cases constituted an event of default through a cross default provision of the Canadian Financing Facility; however a waiver of that default provision was obtained from the lender as described under the Canadian Financing Facility below. Certain other vendor and capital lease obligations are not in default because they are held in operating companies that were not part of the bankruptcy filings. Consequently, the Debtors believe that any efforts to enforce the payment obligations under the Debt Documents against the Debtors are stayed as a result of the filing of such Chapter 11 Cases in the Bankruptcy Court (subject to certain exceptions contemplated by the Term Loan Modification Term Sheet, described below, following Bankruptcy Court approval) and shall take such action as appropriate to stay any efforts to enforce the payment obligations against non-Debtor guarantors. The Debt Documents and the approximate principal amount of debt currently outstanding thereunder are as follows:

1.	$96 million Senior Secured Term Loan Facility of Group due February 2011.

2.	$173 million 14 1/4% Senior Secured Notes of IHC due May 2011.

3.	$23 million 5% Exchangeable Senior Notes of Holding due June 2010.

4.	$186 million 8% Senior Notes of Holding due January 2014.

5.	$34 million 3 3/4% Convertible Senior Notes of Group due September 2010.

6.	$14 million 12 3/4% Senior Notes of Group due October 2009.

7.	$9 million Step Up Convertible Subordinated Debentures of Group due August 2009.

Long-term obligations consisted of the following (in thousands):

	December 31,
	2008	2007
Obligations under capital leases and other	$4,851	$7,561
Leased fiber capacity	2,172	4,990
Senior secured term loan facility	96,250	97,250
Financing facility	35,000	35,000
Senior notes	200,186	255,270
Senior secured notes	198,960	113,947
Exchangeable senior notes	25,122	63,363
Convertible senior notes	34,006	76,196
Step up convertible subordinated debentures	8,290	20,326

Subtotal	604,837	673,903
Less: Current portion of long-term obligations	(564,797)	(11,228)

Total long-term obligations	$40,040	$662,675

Although a substantial portion of the debt has been classified as current portion of long-term obligations due to the default provisions triggered by the bankruptcy filings, the following table reflects the contractual payments of principal and interest that existed prior to the bankruptcy filings as of December 31, 2008 for all long-term obligations as follows.

Year Ending December 31,	Vendor Financing and Other	Senior Secured Term Loan Facility (1)	Financing Facility	8% and 12 3/4% Senior Notes	3 3/4% Convertible and 5% Exchangeable Senior Notes (2)	Step Up Convertible Subordinated Debentures	Senior Secured Notes (2)	Total
2009	$2,528	$9,993	$2,583	$30,875	$2,451	$9,332	$24,679	$82,441
2010	4,913	9,899	2,583	14,880	59,436	—	24,679	116,390
2011	278	94,250	2,583	14,880	—	—	184,657	296,648
2012	95	—	35,646	14,880	—	—	—	50,621
2013	62	—	—	14,880	—	—	—	14,942
Thereafter	33	—	—	193,440	—	—	—	193,473

Total Minimum Principal & Interest Payments	7,909	114,142	43,395	283,835	61,887	9,332	234,015	754,515
Less: Amount Representing Interest	(886)	(17,892)	(8,395)	(83,649)	(4,318)	(691)	(60,858)	(176,689)

Face Value of Long-Term Obligations	7,023	96,250	35,000	200,186	57,569	8,641	173,157	577,826
Amount Representing Premium (Discount)	—	—	—	—	(194)	(351)	4,224	3,679
Add: Exchangeable Senior Notes and Senior Secured Notes Interest Treated as Long-Term Obligations	—	—	—	—	1,753	—	21,579	23,332

Book Value of Long Term Obligations	$7,023	$96,250	$35,000	$200,186	$59,128	$8,290	$198,960	$604,837

(1)	For preparation of this table, the Company has assumed the interest rate of the Senior Secured Term Loan Facility to be 9.38%, which is the interest rate at December 31, 2008.
(2)

For preparation of this table, the Company has shown separately the cash interest payments of the 5% Exchangeable Senior Notes and the portion of the 14 1/4% Senior Secured Notes that were issued through troubled debt restructurings as a portion of long-term obligations (see “Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures” below). The interest due on the 5% Exchangeable Senior Notes in 2009 and 2010 is $1.2 million and $0.6 million, respectively. The interest due on this portion of the 14 1/4% Senior Secured Notes in 2009, 2010 and 2011 is $8.7 million, $8.7 million and $4.1 million, respectively.

The indentures governing the senior notes, senior secured notes, senior secured term loan facility, convertible and exchangeable senior notes, and step up convertible subordinated debentures, as well as certain other credit arrangements, contain certain financial and other covenants which, among other things, will restrict the Company’s ability to incur further indebtedness and make certain payments, including the payment of dividends and repurchase of subordinated debt held by the Company. In addition, outstanding indentures and certain credit arrangements include provisions that would create, after the defined passage of time, and under certain instruments, after the entry of final judgment, an event of default for each of the instruments, should there be an event of default on any one or more of the instruments that have an aggregate principal amount outstanding in excess of certain thresholds as defined in the various indentures and certain credit arrangements. Currently, the lowest such threshold is $20 million. The Company believes it was in compliance with the above covenants at December 31, 2008. However as indicated above, the bankruptcy filings constituted an event of default under the Debt Documents.

Senior Secured Term Loan Facility

In February 2005, a direct wholly-owned subsidiary of the Company, Primus Telecommunications Holding, Inc. (“Holding”), entered into a six-year, $100 million senior secured term loan facility (the “Facility”). Each borrowing made under the Facility may be, at the election of Holding at the time of the borrowing, a London Inter-Bank Offered Rate (LIBOR) loan (which will bear interest at a rate equal to LIBOR + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.00%). The Facility contains no financial maintenance covenants. The Company borrowed $100 million under this Facility in February 2005.

The Facility is to be repaid in 24 quarterly installments, which began on June 30, 2005, at a rate of one percent of the original principal per year over the next five years and nine months, and the remaining balance repaid on the sixth anniversary date of the Facility, with early redemption at a premium to par at Holding’s option at any time after February 18, 2006. The Facility is guaranteed by the Company and certain of Holding’s domestic subsidiaries and is secured by certain assets of Holding and its guarantor subsidiaries and by partial stock pledges of certain foreign subsidiaries.

In February 2007, the Company received unanimous consent to an amendment of its existing $100 million Facility. This amendment enables Primus Telecommunications IHC, Inc. (IHC), a wholly-owned indirect subsidiary of the Company, to issue and have at any one time outstanding up to $200 million of existing authorized indebtedness in the form of newly authorized secured notes with a second lien security position. On February 26, 2007, an Intercreditor Agreement was entered into between the 14 1/4% Senior Secured Notes and the lenders of the Facility. Pursuant to this authorization, the Company has issued certain 14 1/4% Senior Secured Notes. The amendment allowed for an increase of  1/4% to the interest rate of the Facility and adjusted the early call features. The effective interest rate for the Facility at December 31, 2008 was 10.2%.

The debt under the Facility is in default as a result of the bankruptcy filing on March 16, 2009 and is classified as current portion of long-term obligation on the balance sheet as of December 31, 2008.

On April 14, 2009, Holding and certain affiliates who are party to the Term Loan (collectively, the “Primus Term Loan Parties”) agreed to a term sheet with a group of lenders under the Term Loan (the “Term Loan Ad Hoc Committee”) which comprise a requisite number to support and consent to an amendment to the Term Loan as part of the Company’s Plan of Reorganization (the “Term Loan Modification Term Sheet”) and executed a forbearance agreement as discussed below, whereby the Term Loan lenders have agreed to forbear from exercising rights and remedies related to certain defaults and events of default under the Term Loan (including events related to the Chapter 11 Cases and Reorganization) subject to the terms and conditions described below. The Term Loan Modification Term Sheet contemplates a waiver of defaults and events of default under the Term Loan, including those arising out of the Chapter 11 Cases and the Reorganization, subject to the satisfaction of certain conditions precedent to executing an amendment to the Term Loan and Plan confirmation accepting the amendment reflecting the Term Loan Modification Term Sheet.

Term Loan Modification Term Sheet. The Term Loan Modification Term Sheet is not an effective amendment to the Term Loan and reflects an agreement in principle with the Term Loan Ad Hoc Committee. The Company expects to finalize the terms of an amendment to the Term Loan on the terms set forth in the Term Loan Modification Term Sheet with the Term Loan Ad Hoc Committee and a replacement administrative agent and include such amendment in the Company’s Plan of Reorganization, which would be subject to Bankruptcy Court approval and the requisite approval of the creditors in the Chapter 11 Cases. Therefore, there can be no assurance that the Company will obtain the benefits of the waivers set forth in the Term Loan Modification Term Sheet, and as a result, the Company has classified the Term Loan as current portion of long-term obligations on the balance sheet as of December 31, 2008.

In addition, the Term Loan Modification Term Sheet is subject to a number of conditions precedent, including establishing certain additional events of default to include any of the following:

•	the release of LCPI as Administrative Agent and the appointment of a replacement Administrative Agent;

•	the bring-down of certain representations and warranties under the Term Loan agreement (excluding no default and bankruptcy representations and warranties);

•	an accounting of borrowers’ and guarantors’ intercompany receivables and payables; and

•	delivery of certain account control agreements and officer certificates.

The Term Loan Modification Term Sheet contemplates that, subject to approval of the Bankruptcy Court, Holding or a Guarantor will continue to make interest payments as currently provided for in the Term Loan. The Term Loan Modification Term Sheet contemplates that the amortization schedule under the Term Loan will be modified so that principal payments will be due on the dates and in the amounts set forth below:

Payment Date	Principal Payment Amount
March 31, 2009	$ 250,000
June 30, 2009	$ 250,000
September 30, 2009	$ 925,000
December 31, 2009	$ 925,000
March 31, 2010	$1,400,000
June 30, 2010	$1,400,000
September 30, 2010	$1,400,000
December 31, 2010	$1,400,000
February 18, 2011	Remaining Outstanding Principal

In connection with the Term Loan Modification Term Sheet, the interest rate feature would change upon consummation of the Plan to (i) a cash payment of LIBOR + 9.00% with a LIBOR floor of 3.00% or (ii) a cash payment of LIBOR + 7.00% with a LIBOR floor of 3.00% and 4.00% in a payment in kind (“PIK”); either interest rate option shall be selected at Holding’s option with notice 30 days prior to each interest payment date.

The Term Loan Modification Term Sheet provides for:

•	the replacement of Lehman Commercial Paper Inc. (“LCPI”) as Administrative Agent under the Term Loan, with a replacement agent reasonably acceptable to the Company and the Term Loan lenders;

•	first priority liens in all of the Collateral, except for permitted liens, with the same collateral basket as the Term Loan, subject to exceptions for certain specified account control agreements;

•

mandatory prepayments from (1) 25% of the proceeds of certain equity issuances (including 25% of the cash of businesses acquired in exchange for equity), (2) proceeds from debt issuances (other than as permitted under the limitation of indebtedness covenant), and (3) 80% of net cash proceeds from asset sales or insurance recoveries not otherwise reinvested in the business as provided thereunder; and

•

the ability of Holding to purchase annually up to $5 million in principal amount of Term Loans by Group or its affiliates at less than par in negotiated transactions without being subject to the pro-rata provisions (or purchases in excess of such annual amount by way of an offer to all holders of Loans) and the obligation to cancel Term Loans purchased by Group or its affiliates (without voting rights in respect of such acquired Term Loans).

The Term Loan Modification Term Sheet provides for the modification of Term Loan covenants concerning the incurrence of debt, including the elimination of most of the exceptions to the limitation on debt incurrence other than

(a)	an aggregate of $50 million of specified indebtedness (of which approximately $40 million is currently outstanding);

(b)	an additional unsecured debt basket of up to an aggregate dollar cap of $7.5 million;

(c)	debt to finance acquisitions, which would be limited to 2.5 times the annual EBITDA acquired and satisfy acquisition debt standards; and

(d)	additional permitted debt, including debt arising from the use of PIK.

The Term Loan Modification Term Sheet provides for modification of a number of other Term Loan covenants, including:

•

modification of the restricted payments covenant to make clear that any voluntary or optional principal payment, or voluntary or optional redemption, repurchase, defeasance, or other acquisition or retirement for value of any debt, including but not limited to any of the 14  1/4% Senior Secured Notes issued by IHC (the “Second Lien Debt”), other than Indebtedness representing the Term Loans and specified indebtedness will be a “Restricted Payment”; provided that “Restricted Payments” shall not include (a) any repayment, repurchase or retirement of any indebtedness in connection with any permitted refinancing or (b) any repurchase of indebtedness with equity proceeds or asset sale proceeds not otherwise required to be applied in prepayment of the Term Loans. The restricted payments covenant is to contain customary restrictions, including, but not limited to, a cap of $1 million;

•	modification of the limitation on liens covenant to delete the incurrence test and expressly prohibit any liens other than permitted liens;

•

modification of the restriction on certain purchases of Indebtedness covenant to preclude Group and each restricted subsidiary from repaying, prepaying or purchasing debt, excluding specified debt and other certain limited exceptions;

The Term Loan Modification Term Sheet provides for the inclusion of financial covenants concerning Minimum Adjusted EBITDA, Maximum Debt and Maximum Capital Expenditures (“Capex”) and provides that

•

the Adjusted EBITDA covenant initially will be calculated beginning September 30, 2009 based on the trailing four quarters for the periods ended September 30, 2009 and December 31, 2009, and such calculations will be made using specified constant currency rates (e.g., CAD – 0.80; AUD – 0.65; EUR – 1.275 and GBP – 1.40);

•

currency rates in effect on December 31, 2009 and June 30, 2010 will be used for purposes of calculating compliance for quarters ended during the next succeeding six month periods, but such currency rates will not be used retroactively for any periods prior to such date;

•

Minimum Adjusted EBITDA compliance shall be set at $50 million, calculated quarterly based upon the prior four quarters effective September 30, 2009. Failure to meet the Minimum Adjusted EBITDA covenant will not be an event of default, except in circumstances noted in the succeeding proviso, and would result in a financial penalty of $250,000 per quarter in incremental amortization plus a 50 basis point increase in the interest rate during the quarters of non-compliance, provided however that if the Adjusted EBITDA is below $42 million it will constitute an event of default. The minimum Adjusted EBITDA will be calculated quarterly based upon the last four quarters’ results in a manner consistent with the definition used by the Company in past earnings releases, subject to the addition of reorganization cost adjustments and adjustments for divestitures and acquisitions.

•

Maximum Debt shall be $270 million plus additional debt accrued from the use of PIK – and for debt arising from acquisitions which debt would be limited to 2.5 times annual EBITDA acquired and as long as such debt satisfies Acquisition Debt Standards; the Maximum Debt covenant will be required to be maintained at all times following substantial consummation of the plan of reorganization; and

•	Maximum Capex shall be $18 million in 2009 and $23 million in 2010, calculated annually effective December 31, 2009, and subject to adjustment for divestitures and acquisitions.

Forbearance Agreement. On April 14, 2009, the Primus Term Loan Parties and certain lenders under the Term Loan (the “Required Lenders”) entered into a Forbearance Agreement (the “Term Loan Forbearance Agreement”).

Subject to the terms and conditions of this Agreement, the Required Lenders agreed to forbear and to direct the Administrative Agent to forbear from exercising any or all of their respective rights and remedies under the Term Loan documents in respect of the forbearance defaults and covenants, including rights associated with defaults or events of default as a result of, arising in connection with, or related to the filing of petitions by the Debtors in connection with the Reorganization (“Forbearance”).

While the Required Lenders agreed to forbear enforcement of and waive the forbearance defaults and covenants, subject to the terms of the Term Loan Forbearance Agreement, such forbearance nonetheless is subject to termination for the following failures that occur on or before the date listed below, or such later date as mutually agreed upon by the Debtors and the required Lenders:

Failure Event	Trigger Date

Failure of Debtors to file amended plan of reorganization with treatment set forth in Term Loan Modification Term Sheet (”Amended Plan”) and amended disclosure statement (“Amended Disclosure Statement”) with Bankruptcy Court on or before

April 20, 2009

Failure of Bankruptcy Court to enter Order approving Amended Disclosure Statement, in form and substance reasonably satisfactory to the Required Lenders, on or before	May 15, 2009

Failure of Debtors and Required Lenders to modify agreements under Term Loan consistent with Term Loan Modification Term Sheet “(Modified Loan Documents”) on or before	May 15, 2009

Failure of Bankruptcy Court to enter Order confirming the Amended Plan (“Confirmation Order”) on or before	June 30, 2009

Failure of Debtors to consummate the Amended Plan on or before	July 15, 2009 (“Plan Effective Date”)

Failure of Debtors or non-Debtor subsidiaries to timely make, or fail payment of, scheduled principal or interest required under Term Loan (“Loan Document Payments”)	Prior to Plan Effective Date

Termination of Forbearance also can occur in the event:

•	of certain noteholder, or indenture trustee, objection to Loan Document Payments;

•	any Chapter 11 Case is converted to case under Chapter 7 of Bankruptcy Code;

•

the Bankruptcy Court shall enter an order in the Chapter 11 Cases ordering the appointment of (i) a trustee, (ii) a responsible officer, or (iii) an examiner with enlarged powers relating to the operation of the business (powers beyond those set forth in subclauses (3) and (4) of Section 1106(a)) under Section 1106(b) of the Bankruptcy Code;

•	any of the Chapter 11 Cases are dismissed;

•	the Confirmation Order is reversed on appeal or vacated;

•	any Primus Term Loan Party has failed to perform any material provision of the Term Loan Forbearance Agreement or the Term Loan Modification Term Sheet subject to notice and cure;

•

any court or governmental authority shall enter a final, non-appealable judgment or order declaring the Term Loan Forbearance Agreement or any material portion thereof to be unenforceable or enjoining the consummation of a material portion of the transactions contemplated hereby;

•

the Debtors shall withdraw the Amended Plan or publicly announce their intention not to support the Amended Plan, or propose a reorganization or plan under the Bankruptcy Code other than the Amended Plan;

•

the Debtors inform the Required Lenders in writing of their determination that there is sufficient risk of non-performance by the Debtors with respect to the financial obligations contemplated by the Amended Plan with respect to the Lenders and the Loan Documents such that the amendments to the Loan Documents contemplated by the Term Sheet are no longer in the best interests of the Debtors’ estates;

•	the Debtors lose the exclusive right to file and solicit acceptances of the Amended Plan;

•

the conditions precedent required to be met prior to the closing of the amendment to the Term Loan agreement, consistent with and as contemplated in the Term Loan Modification Term Sheet, including any modification or amendment thereof, have not been satisfied on or before the Plan Effective Date or waived by the Required Lenders;

•

the Debtors file any motion or pleading with the Bankruptcy Court that is not consistent in any material respect with the Term Loan Forbearance Agreement or the Term Loan Modification Term Sheet and such motion or pleading has not been withdrawn prior to the earlier of (i) two (2) business days of the Debtors receiving notice that such motion or pleading is inconsistent with the Term Loan Forbearance Agreement or the Term Loan Modification Term Sheet and (ii) entry of an order of the Bankruptcy Court approving such motion;

•	the Bankruptcy Court grants relief that is inconsistent with the Term Loan Forbearance Agreement or the Term Loan Modification Term Sheet in any material respect;

•	the commencement of an avoidance action by any or all of the Debtors affecting the rights of any Term Loan lender or the commencement of such an action by any other party;

•	the filing by any or all of the Debtors or by any other party of an objection to the allowance of the Term Loan lenders’ claims against the Debtors’ estates in respect of the Term Loan Agreement;

•

subject to the execution of an appropriate and otherwise reasonable confidentiality agreement, to the extent necessary, the failure by the Debtors to provide to the Required Lenders and their advisors (i) reasonable access to the books and records of the Debtors, and (ii) reasonable access to the respective management and advisors of the Debtors for the purposes of evaluating the Debtors’ respective business plans and participating in the plan process with respect to the Reorganization;

•

the occurrence of a “Termination Event” as that term is defined in the Plan Support Agreement (the “PSA”) entered into as of March 16, 2009 between the Second Lien Noteholders, the 8% Noteholder, the 5% Noteholders and the Debtors that has resulted in a termination of the PSA;

•	failure to replace LCPI with an administrative agent reasonably acceptable to the Company and the Required Lenders on or before the Plan Effective Date;

•	the failure of the Debtors or any non-Debtor subsidiaries to pay all invoiced and unpaid fees and expenses of the Required Lenders’ advisors on or before the Plan Effective Date;

•

the Bankruptcy Court shall enter an order approving the use of cash collateral or otherwise approving the Debtors’ use of cash to fund the Chapter 11 Cases without the prior written consent of the Required Lenders; or

•	the filing of a petition for relief under the Bankruptcy Court by a non-Debtor Guarantor.

While the Term Loan Forbearance Agreement is in effect, Forbearance shall be operative with respect to Forbearance Defaults and Covenants, but shall not constitute a forbearance with respect to any failure of the Company, Holding, PTII or any Guarantor to comply with any other covenant or other provision in the Term Loan Agreement or any of the Loan Documents or the occurrence of other present or future Default or Event of Default.

Canadian Financing Facility

In March 2007, the Company entered into a Senior Secured Credit Agreement (“Canadian Financing Facility”) with a financial institution, to refinance an existing Canadian credit facility. The Canadian Financing Facility provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matures in March 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Canadian Financing Facility is secured by the assets of the Company’s Canadian operations and certain guarantees. At December 31, 2008, the Company had an outstanding liability of $35.0 million under the Canadian Financing Facility.

In October 2007, the Company entered into a cross-currency principal and interest rate swap agreement, a portion of which was required by the Canadian Financing Facility, which fixed the interest rate at 9.21% starting from October 31, 2007. The cross-currency principal and interest rate swap agreement’s counter party is Lehman Brothers Special Financing, Inc. (“Lehman SFI”). Lehman SFI entered into bankruptcy in early October 2008 following its ultimate parent entering bankruptcy in mid-September 2008. Since September 2008, month end interest rate swap payments were not made by Lehman SFI to Primus nor, correspondingly, were payments made from Primus to Lehman SFI. While the covenant language is arguably ambiguous, management believed that the swap agreement with Lehman SFI continued to be in force with respect to the requirements under the Canadian Financing Facility and, accordingly, that no breach or event of default had occurred. Because of the possible multiple interpretations of the covenant language, management specifically addressed these points in the Waiver and Amendment Agreement (described below).

On March 10, 2009, Group’s indirect wholly-owned Canadian subsidiary, Primus Telecommunications Canada Inc. (“Primus Canada”), 3082833 Nova Scotia Company and certain affiliate guarantors entered into a Waiver and Amendment Agreement (the “Waiver and Amendment”) to their $35 million Canadian Financing Facility with Guggenheim Corporate Funding, LLC, as Administrative Agent and Collateral Agent.

The lenders under the Waiver and Amendment waived events constituting events of default and potential events of default under the Canadian Financing Facility, subject to the terms and conditions of the Waiver and Amendment. Such events included waivers covering certain specified events that have occurred and may constitute an event of default under the Canadian Financing Facility and Anticipated Events, including anticipated events of default. Anticipated events include events related to the plan of reorganization involving one or more of the guarantors and contemplated by the Waiver and Amendment (the “Contemplated Plan”), the occurrence of a material adverse effect arising as a result of the Chapter 11 Cases, the failure of a guarantor to make payment when due with respect to indebtedness (or the acceleration of indebtedness) of a guarantor at any time before the Contemplated Plan is effective and certain provisions of the guarantee being deemed invalid or unenforceable against a guarantor in connection with the Chapter 11 Cases for the Canadian Financing Facility. Specified events include:

•	the failure of Primus Canada to maintain certain hedging agreements, Lehman unsecured hedging agreements or unsecured hedging agreements reasonably satisfactory to the Administrative Agent to hedge the full amount of its currency rate exposures with respect to the aggregate principal amount outstanding under the Canadian Financing Facility;

•	the actions the guarantors have taken to authorize or effect certain actions related to the Reorganization; and

•	the failure to deliver to the Administrative Agent an Officer’s Certificate in connection with the events described in the preceding bullets.

The Waiver and Amendment permits Primus Canada to incur certain second-lien secured term loans that do not exceed $5 million and guarantees by the credit parties. The Canadian Financing Facility, as amended, obligates Primus Canada to pay loan principal amounts under the Canadian Financing Facility on the dates and in the amounts set forth below:

Payment Date	Principal Payment Amount
March 31, 2009	$500,000
April 30, 2009	$500,000
May 31, 2009	$500,000
June 30, 2009	$2,250,000
The last day of each calendar month from and including July 2009 to and including April 2011	$500,000

Additionally, a principal prepayment of $1,750,000 was due and paid upon execution of the Waiver and Amendment.

In connection with the Waiver and Amendment, the applicable margin under the Canadian Financing Facility was increased to LIBOR +3.750% for the Term A Loans and LIBOR +6.375% for Term B Loans, with a 2.50% LIBOR floor, and the maturity date was changed to May 21, 2011.

The Waiver and Amendment established certain additional events of default under the Canadian Financing Facility to include any of the following:

•	the Bankruptcy Court shall enter an order denying confirmation of the Plan or the Chapter 11 Cases shall be converted to a case under Chapter 7 of Title 11 of the United States Code;

•	the plan of reorganization shall not have been confirmed by the Bankruptcy Court and become effective on or before August 31, 2010;

•

the plan of reorganization shall be confirmed or become effective without the reinstatement after effectiveness of each guarantee on terms identical to such guarantee existing on the date hereof as a valid, unsubordinated obligation of the applicable guarantor, or the plan of reorganization is confirmed without any guarantor holding, directly or indirectly, substantially all of its current assets and businesses;

•

the Bankruptcy Court shall enter any order that impairs the enforceability of this Agreement or any loan document (except as provided herein in connection with the obligations of the guarantors under the guarantee), as reasonably determined by the Administrative Agent;

•	any representation or warranty made by a credit party in this Agreement shall prove to be untrue in any material respect as of the date hereof;

•	any credit party shall default in the performance of any obligation under this Agreement that is not cured within 10 business days following notice thereof from the Administrative Agent; and

•	the guarantee or any other loan document executed by a guarantor shall cease to be valid and binding on or enforceable against any guarantor.

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

In May 2008, IHC issued $67.1 million principal amount of the 14 1/4% Senior Secured Notes and paid $4.7 million in cash in exchange for $49.0 million principal amount of the Company’s 8% Senior Notes, $33.0 million principal amount of the Company’s 5% exchangeable senior notes due June 2010 (“5% Exchangeable Senior Notes”), $43.1 million principal amount of the Company’s 3 3/4% Convertible Senior Notes, and $5.3 million principal amount of the Company’s 12 3/4% Senior Notes. All exchanges were deemed troubled debt restructurings, and accordingly, have been accounted for as modifications of debt, with future cash interest payments of $26.4 million being recorded in long-term obligations. The Company recognized a gain on restructuring of debt of $32.2 million in connection with this exchange, including the expensing of $0.5 million of financing costs.

The 14 1 /4% Senior Secured Notes will mature on May 20, 2011 with early redemption at a premium to par at IHC’s option at any time after February 2008. During specified periods, IHC may redeem at par up to 35% of the aggregate principal amount of the 14 1/4% Senior Secured Notes with the net cash proceeds of certain equity offerings of the Company. Accrued interest will be paid each May 31st and November 30th, beginning May 31st, 2007. The effective interest rate for the 14 1/4% Senior Secured Notes at December 31, 2008 was 12.4% for those amounts not related to the troubled debt restructuring discussed above. (see Note 20—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information.”)

In December 2008, the Company made open market purchases of $2.1 million principal amount of its 14 1/4% Senior Secured Notes, resulting in a $2.0 million gain on early extinguishment of debt including the write-off of related deferred financing costs. The notes are held by the Company as treasury bonds and have been recorded as a reduction of long-term obligations. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as current portion of long-term obligations on the balance sheet as of December 31, 2008.

5% Exchangeable Senior Notes

In the second quarter 2006, the Company completed the exchange of $54.8 million principal amount of the Company’s 3 3/4% Convertible Senior Notes and $20.5 million in cash for $56.3 million principal amount of Holding’s 5% Exchangeable Senior Notes. This exchange was deemed a troubled debt restructuring, and accordingly, has been accounted for as a modification of debt, with total future cash payments of $67.6 million being recorded in long-term obligations. The Company recognized a gain on restructuring of debt of $4.8 million in connection with this exchange, including the expensing of $2.9 million of financing costs.

The 5% Exchangeable Senior Notes mature on June 30, 2010, as a result of the Company increasing its equity (through designated transactions) in the aggregate of $25 million during June and July 2007. Interest on the 5% Exchangeable Senior Notes is paid at the rate of 5% per annum on each June 30 and December 30, beginning on December 30, 2006. Under certain circumstances, the Company may elect to make interest payments in shares of common stock, although the holders of the 5% Exchangeable Senior Notes were entitled to receive the first two semi-annual interest payments wholly in cash. The 5% Exchangeable Senior Notes are exchangeable into the Company’s common stock at a conversion price of $1.20 per share of common stock, subject to adjustment in certain circumstances. If the closing bid price of the Company’s common stock, for at least 20 trading days in any consecutive 30 trading-day period, exceeds 150% of the conversion price then in effect, the Company may elect to exchange the senior notes for shares of the Company’s common stock at the conversion price, subject to certain conditions, including that no more than 50% of the 5% Exchangeable Senior Notes may be exchanged by the Company within any 30-day period. As of December 31, 2008, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may require the Company to repurchase the 5% Exchangeable Senior Notes at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The 5% Exchangeable Senior Notes are guaranteed by Primus Telecommunications Group, Incorporated (Group) (see Note 20—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

In May 2008, the Company restructured $33.0 million principal amount of the 5% Exchangeable Senior Notes; see prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote. The outstanding 5% Exchangeable Senior Notes are convertible in the aggregate into 19,474,167 shares of the Company’s common stock. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as current portion of long-term obligations on the balance sheet as of December 31, 2008.

Step Up Convertible Subordinated Debentures

In the first quarter 2006, the Company completed the exchange of $27.4 million principal amount of the Company’s 5 3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) for $27.5 million principal amount of the Step Up Convertible Subordinated Debentures through two transactions. The Company recognized a gain on early extinguishment of debt of $1.5 million in connection with this exchange.

The Step Up Convertible Subordinated Debentures will mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The Step Up Convertible Subordinated Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009, subject to adjustment in certain circumstances. The Indenture permits the Company, at its sole option, to require conversion if the Company’s stock trades at 150% of the conversion price for at least 20 days within a 30 day period, subject to certain conditions, including that no more than 25% of the notes may be exchanged within any 30 day trading period. As of December 31, 2008, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price.

During the quarter ended June 30, 2007, the Company exchanged 6,000,000 shares of the Company’s common stock for the extinguishment of $5.0 million in principal amount of these convertible subordinated debentures. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt,” the Company recognized an induced conversion expense of $1.6 million and $0.7 million write-off of debt discount and deferred financing costs in connection with this conversion. During the first quarter 2008, the Company made open market purchases of $13.8 million principal amount of its Step Up Convertible Subordinated Debentures, resulting in a $2.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs. The outstanding Step Up Convertible Subordinated Debentures are convertible in the aggregate into 7,279,697 shares of the Company’s common stock. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as current portion of long-term obligations on the balance sheet as of December 31, 2008.

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

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 3 3/4% Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company is accreting the difference between the face values of the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes. At December 31, 2008, the carrying value of the Step Up Convertible Subordinated Debentures (face value of $8.6 million) was $8.3 million, and the carrying value of the 3 3/4% Convertible Senior Notes (face value of $34.2 million) was $34.0 million. The effective interest rates of the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes at December 31, 2008 were 14.0% and 4.7%, respectively.

8% Senior Notes

In January 2004, Holding, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% Senior Notes with semi-annual interest payments due on January 15th and July 15 th, with early redemption at a premium to par at Holding’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 8% Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at December 31, 2008 was 8.4%. During specified periods, Holding may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. The 8% Senior Notes are guaranteed by Group (see Note 20—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

During the year ended December 31, 2004, the Company reduced $5.0 million principal balance of the 8% Senior Notes through open market purchases. In May 2008, the Company restructured $49.0 million principal amount of the 8% Senior Notes; see prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as current portion of long-term obligations on the balance sheet as of December 31, 2008.

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

In the second quarter 2006, the Company restructured $54.8 million principal amount of 3 3/4% Convertible Senior Notes; see prior disclosure regarding the 5% Exchangeable Senior Notes within this footnote. In May 2008, the Company restructured $43.1 million principal amount of 3 3/4% Convertible Senior Notes; see prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote. The outstanding notes are convertible in the aggregate into 3,668,190 shares of the Company’s common stock. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as current portion of long-term obligations on the balance sheet as of December 31, 2008.

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

During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the 12 3/4% Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the 12 3/4% Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million principal amount of these senior notes. During the quarter ended March 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million principal amount of these senior notes. During the first quarter 2007, the Company restructured $40.7 million principal amount of the 12 3/4% Senior Notes; the Company entered into a supplemental indenture, amending the terms to eliminate certain covenants. See prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote. During the remainder of 2007, the Company retired $10.5 million principal amount of the 12 3/4% Senior Notes through open market purchases. In the first quarter 2008, the Company made open market purchases of $0.8 million principal amount of its 12 3/4% Senior Notes, resulting in a $0.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs. In May 2008, the Company restructured $5.3 million principal amount of the 12 3/4 % Senior Notes; see prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as current portion of long-term obligations on the balance sheet as of December 31, 2008.

Leased Fiber Capacity

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance in three equal monthly principal payments in the first quarter 2007. In February 2007, the Company again renegotiated the payment terms of its $7.0 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. During the third quarter 2008, the payment terms were again renegotiated to extend payment of the principal balance of $2.2 million (3.1 million AUD) to June 2010 with monthly payments of interest only at a rate of 13.5%. If certain conditions are not met, including certain purchase targets by September 30, 2009, Optus Networks Pty. Limited may give 30 days notice requiring full payment of the principal balance. At December 31, 2008 and December 31, 2007, the Company had a liability recorded in the amount of $2.2 million (3.1 million AUD) and $5.0 million (5.7 million AUD), respectively.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement for network equipment. Payments are made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.3%. At December 31, 2008 and December 31, 2007, the Company had a liability recorded under this agreement in the amount $2.9 million (4.2 million AUD) and $4.7 million (5.4 million AUD), respectively. At December 31, 2007, the Company was in breach of a covenant under the financing arrangement. Breach of such covenant was waived by the lender on February 8, 2008. No such breach existed as of December 31, 2008.

6. INCOME TAXES

The total provision (benefit) for income taxes for the years ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
Current: Federal	$59	$86	$—
State	63	154	—
Foreign	(6,852)	2,052	4,863

	(6,730)	2,292	4,863
Deferred: Federal	162	—	—
State	—	—	—
Foreign	6,202	(11,524)	—

	6,364	(11,524)	—

Total Tax Provision (Benefit)	$(366)	$(9,232)	$4,863

The US and foreign components of income from continuing operations before income taxes for 2008, 2007, and 2006 are as follows:

	For the Year Ended December 31,
	2008	2007	2006
US	$(43,097)	$(13,514)	$(51,102)
Foreign	18,026	14,154	(184,735)

Income from continuing operations before income taxes	$(25,071)	$640	$(235,837)

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Tax provision (benefit) at federal statutory rate	$(8,524)	$218	$(80,185)
Permanent differences	(1,940)	(29,299)	13,417
State tax (net of federal)	(1,043)	1,129	(758)
Effect of foreign tax rate change	(1,241)	(3,278)	3,157
Foreign withholding taxes (net of Federal)	(3,159)	2,518	4,863
FIN No. 48 items	(5,014)	(3,525)	—
Foreign taxes	3,180	8,432	—
Increase (decrease) in valuation allowance	15,710	12,579	65,934
Other	1,665	1,994	(1,565)

Income tax (benefit) expense	$(366)	$(9,232)	$4,863

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

	December 31,
	2008	2007
Deferred tax assets	$274,000	$268,659
Valuation allowance	(227,798)	(239,680)
Deferred tax liabilities	(32,183)	(4,881)

Net deferred taxes	$14,019	$24,098

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

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
Current
Allowance for bad debt	$2,301	$2,443
Other	3,683	4,424
Valuation allowance	(5,133)	(5,187)

	$851	$1,680

Non-current
Basis difference in intangibles	$27,915	$30,872
Basis difference in fixed assets impairment	57,066	64,672
Other basis difference	0	450
Bond related adjustments	(30,940)	—
Capital loss carryforwards	27,491	34,305
Net operating loss carryforwards	139,664	111,168
Basis difference in fixed assets	8,615	13,375
Unrealized foreign exchange gains	3,256	(4,723)
Accrued withholding tax	3,283	6,062
Minimum tax credit carryforward	726	888
Other	(1,243)	(158)
Valuation allowance	(222,665)	(234,493)

	$13,168	$22,418

As of December 31, 2008, the Company had foreign operating loss carryforwards of approximately $244.5 million of which $22.5 million expire periodically from 2009 through 2028, and the remainder of which carryforward without expiration.

At December 31, 2008, the Company had United States operating loss carryforwards of $72.8 million available to reduce future United States taxable income, which expires periodically between 2014 through 2028. Of the operating loss carryforwards, $45.4 million are subject to limitations in the future, in accordance with Section 382 of the Internal Revenue Code.

During 2008 and the testing periods under Internal Revenue Code Section 382 (“382”), the Company had various changes to its 5% shareholder base as reported in the applicable SEC 13G filings. Based on the review of the 13G filings and other available data the Company believes that an ownership change did not occur. If a change does occur, the resulting 382 limitation would place severe limits on the Company’s ability to utilize the United States net operating losses.

The net operating loss carryforward amounts above reflect all FIN No. 48 changes.

The Company incurred $(3.1) million, $3.9 million and $4.7 million of expense in 2008, 2007 and 2006, respectively, related to foreign withholding tax on intercompany interest and royalties owed to our United States subsidiary. On December 15, 2008 the U.S. Treasury Department announced that the Fifth Protocol (“Protocol”) to the United States—Canada Income Tax Treaty entered into force. The Protocol is generally effective for tax years beginning on or after January 1, 2009, however certain provisions of the Protocol have different effective dates. The elimination of withholding tax on interest paid or credited between related parties is phased in over a 3-year period, between 2008 through 2010. The reduced withholding tax rates are 7% for 2008, 4% for 2009, and 0% for 2010 and thereafter. Effective January 1, 2010, interest paid by or to certain hybrid entities will not qualify for treaty benefits. The changes made by the Protocol have substantially reduced the accrued income tax liability by $5.4 million, thereby providing for an overall tax benefit.

No provision was made in 2008 for United States income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when it is tax effective to do so. Determining the income or withholding tax liability that would arise if these earnings were remitted is not practicable. That liability would depend on a number of factors, including the amount of the earnings distributed and whether the U.S. operations were generating taxable profits or losses.

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

The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory taxes. Prior to the implementation of FIN No. 48 on January 1, 2007, the Company accrued income tax contingencies under FASB No. 5, “Accounting for Contingencies,” when it was probable that a liability to a taxing authority had been incurred and the amount of the contingency could be reasonably estimated, based on past experience. The Company’s tax contingency reserve was adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law, both legislated and concluded through various jurisdictions’ tax court systems. For 2008 the reserve is recorded under FIN No. 48.

As a result of the implementation of FIN No. 48, the Company recorded adjustments to increase its unrecognized tax benefits by $106.4 million, with no net impact to the consolidated statement of operations. Of this amount, $7.7 million was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The remainder of $98.7 million resulted in a reduction of deferred tax assets offset by an equal adjustment to the valuation allowance. The total of unrecognized tax benefits on the consolidated balance sheet was $116.5 million as of January 1, 2008. Of this amount, total unrecognized tax benefits of $22.7 million, if recognized, would affect the effective tax rate. Penalties and income tax-related interest expense are reported as a component of income tax expense. As of January 1, 2008, the total amount of accrued income tax-related interest and penalties was $2.7 million.

Reconciliations of the January 1, 2008 to December 31, 2008 and January 1, 2007 to December 31, 2007 balances of unrecognized tax benefits are as follows (in thousands):

	Liability for Unrecognized Tax Benefits
	2008	2007
Balance at January 1,	$116,454	$111,426
Foreign currency adjustments	(11,215)	4,934
Statute expiration	(441)	(4,269)
Gross increases (decreases) of tax positions in prior period	(501)	3,075
Audit resolution	(16,977)	(9,343)
Gross increases of tax positions in current period	3,042	7,961
Penalties and interest	51	2,670

Balance at December 31,	$90,413	$116,454

The total of unrecognized tax benefits on the consolidated balance sheet was $90.4 million as of December 31, 2008. Total unrecognized tax benefits of $3.7 million, if recognized, would affect the effective tax rate.

It is not expected that any unrecognized tax benefits will significantly increase or decrease over the next 12 months, with the possible exception of Canada, who is currently involved in an ongoing international tax planning audit whose outcome is uncertain at this time.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2000, 2002-2008
Australia	2001-2008
Canada	2003-2008
United Kingdom	2005-2008
Netherlands	2007-2008

The Company has closed certain federal and provincial income tax examinations in Canada for the years 2000 through 2005 (federal) and 2001 through 2005 (provincial) with all assessments being received. The Company has concluded an examination in the Netherlands for the years 2002, 2003, 2004, 2005 and 2006. Based on the final settlement, the Company reversed its remaining liability in the fourth quarter of 2008. The Company is also currently under examination in other foreign tax jurisdictions, none of which are individually material.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s senior secured term loan facility, 14 1/4% Senior Secured Notes, 5% Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures, 8% Senior Notes, 12 3/4% Senior Notes and 3 3/4% Convertible Senior Notes (face value of $536 million and $617 million, at December 31, 2008 and 2007, respectively), based on quoted market prices for all but the senior secured term loan facility, was $111 million and $455 million, respectively, at December 31, 2008 and 2007. For the senior secured term loan facility, fair value determination was based on a SFAS No. 157 Level 2 input, as the market is inactive with no trades since June 2008, and was based on a current offering sheet. The effect of the filings under Chapter 11 as described in “Note 2—Summary of Significant Accounting Policies—Going Concern and Voluntary Reorganization Under Chapter 11” cannot be determined at this time, but are potentially substantial.

8. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

Year Ending December 31,	Vendor Financing and Other	Purchase Obligations	Operating Leases
2009	$2,528	$26,583	$17,319
2010	4,913	13,957	13,724
2011	278	1,893	10,186
2012	95	486	8,559
2013	62	—	6,038
Thereafter	33	—	9,075

Total minimum lease payments	7,909	42,919	64,901
Less: Amount representing interest	(886)	—	—

	$7,023	$42,919	$64,901

The Company has contractual obligations to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $33.6 million, $30.3 million and $8.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Rent expense under operating leases was $16.6 million, $17.0 million and $15.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Litigation

Legal Proceedings Related to the Chapter 11 Cases

On March 16, 2009, each of Group, Holding, PTII and IHC filed Chapter 11 Cases in the United States Bankruptcy Court for the District of Delaware for reorganization relief under Chapter 11 of the Bankruptcy Code. Subsequently, the Debtors sought and received an order directing joint administration of the Debtors’ Chapter 11 Cases under the caption, In re: Primus Telecommunications Group, Incorporated, et al., Debtors Case No. 09-10867. A creditors’ committee has not been appointed in these cases by the United States Trustee. On April 8, 2009, the Debtors filed the First Amended Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors and the Disclosure Statement (see Note 2—“Summary of Significant Accounting Policies”—Going Concern and Voluntary Reorganization Under Chapter 11).

The Reorganization is subject to a number of uncertainties and contingencies and is subject to Bankruptcy Court confirmation; as a result, the Company is unable to assess the ultimate outcome of the Chapter 11 Cases.

Other Legal Proceedings

Group and its subsidiaries are subject to claims and legal proceedings unrelated to the Chapter 11 Cases that arise in the ordinary course of its business (“Other Proceedings”). Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably. The Company believes that any aggregate liability that may result from the resolution of the Other Proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

9. STOCKHOLDERS’ EQUITY

This note does not affect any revision that may occur as a result of the Company’s March 16, 2009 voluntary bankruptcy petition under Chapter 11 and the resulting effects to the Company’s capital structure (see Note 2—“Summary of Significant Accounting Policies”—Going Concern and Voluntary Reorganization Under Chapter 11).

During the year ended December 31, 2008, 100,000 restricted stock units were fully vested upon involuntary termination of an employee without cause. The fair market value of the stock units at the grant date was $0.40 per share. The employee withholding tax was netted against the share issuance, and the Company issued 62,850 shares of common stock to the employee.

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

A summary of stock option activity during the three years ended December 31 is as follows:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—Beginning of year	7,368,262	$2.09	7,919,267	$2.15	9,316,005	$2.36
Granted	1,042,000	$0.35	155,000	$0.86	797,500	$0.76
Exercised	—	$—	—	$—	—	$—
Forfeitures	(595,859)	$2.26	(706,005)	$2.53	(2,194,238)	$2.50

Outstanding—End of year	7,814,403	$1.85	7,368,262	$2.09	7,919,267	$2.15

Eligible for exercise—End of year	6,860,732	$2.05	6,628,171	$2.23	6,588,966	$2.42

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$ 0.27 to $ 0.29	42,000	9.33	$0.27	$—	—	0.00	$—	$—
$ 0.36 to $ 0.65	1,118,167	8.25	$0.41	$—	338,164	6.56	$0.50	$—
$ 0.73 to $ 0.88	724,333	6.70	$0.79	$—	622,665	6.61	$0.79	$—
$ 0.90	754,154	2.52	$0.90	$—	754,154	2.52	$0.90	$—
$ 0.92	696,915	6.85	$0.92	$—	696,915	6.85	$0.92	$—
$ 0.93 to $ 0.99	110,000	4.13	$0.98	$—	80,000	4.39	$0.98	$—
$ 1.33 to $ 1.61	19,500	4.80	$1.47	$—	19,500	4.80	$1.47	$—
$ 1.65	1,465,273	3.97	$1.65	$—	1,465,273	3.97	$1.65	$—
$ 1.90 to $ 2.38	1,700,711	4.00	$1.97	$—	1,700,711	4.00	$1.97	$—
$ 3.03 to $ 6.30	1,159,000	5.60	$4.92	$—	1,159,000	5.60	$4.92	$—
$ 12.31 to $ 17.44	16,800	0.51	$15.09	$—	16,800	0.51	$15.09	$—
$ 31.94	7,550	1.08	$31.94	$—	7,550	1.08	$31.94	$—

	7,814,403	5.22	$1.85	$—	6,860,732	4.75	$2.05	$—

The number of unvested options expected to vest is 0.4 million shares, with a weighted average remaining life of 8.6 years, a weighted average exercise price of $0.43, and with an intrinsic value of $0.

In 2007, 100,000 restricted stock units were granted, which is the only grant to date. The fair market value of the stock units at the grant date was $0.40 per share. In October 2008, the stock units were fully vested upon involuntary termination without cause. The employee withholding tax was netted against the share issuance, and the Company issued 62,850 shares of common stock and accelerated the recognition of $28 thousand expense.

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for the years ended 2008, 2007 and 2006. As of December 31, 2008, 54,000 shares have been issued and none are considered restricted.

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

The matching contribution made by the Company in cash during the years ended December 31, 2008, 2007 and 2006 was $168,000, $262,000 and $256,000, respectively.

Effective January 1, 1998, the Company adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to contribute up to 15% of their compensation to purchase the Company’s common stock at 85% of the fair market value. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the ESPP. The plan was suspended as of July 27, 2006. During the year ended December 31, 2006, the Company issued 102,321 shares under the ESPP.

12. RELATED PARTIES

The Company had a reciprocal services agreement with a vendor to provide and to receive domestic and international termination of telecommunication services. A Director of the Company is the Chairman and Chief Executive Officer of the vendor providing such services. The contract was on a month-to-month basis. The Company recorded $0 revenue and cost in 2008 and 2007. The Company recorded cost of $3,000 in 2006 for discrete services received under this agreement. The Company had no amounts due from the vendor at December 31, 2008, 2007 and 2006.

During the year ended 2008, 2007 and 2006, the Company provided international telecommunications services to a customer for which a Director of the Company is the Chairman and Chief Executive Officer of the customer. The Company recorded revenue of approximately $20,000, $36,000 and $38,000 in 2008, 2007 and 2006, respectively, for services provided and costs of $1,000, $0 and $0 in 2008, 2007 and 2006, respectively, for services received. The Company had amounts due from the customer of approximately $0, $2,000 and $6,000 at December 31, 2008, 2007 and 2006, respectively.

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

Summary information with respect to the Company’s geographic regions and segments is as follows:

	Year Ended December 31,
	2008	2007	2006
Net Revenue by Geographic Region
United States
United States	$170,552	$166,799	$192,235
Other	10,129	7,918	4,086

Total United States	180,681	174,717	196,321

Canada
Canada	260,834	262,412	275,546

Total Canada	260,834	262,412	275,546

Europe
United Kingdom	87,706	89,363	84,397
Germany	18,254	21,004	34,607
Netherlands	2,765	139	34,457
France	26,284	19,433	16,833
Spain	11,428	15,831	18,443
Italy	21,318	15,075	14,408
Other	10,005	12,093	13,620

Total Europe	177,760	172,938	216,765

Asia-Pacific
Australia	276,414	284,935	301,506
Other	174	1,027	2,896

Total Asia-Pacific	276,588	285,962	304,402

Total	$895,863	$896,029	$993,034

Net Revenue by Segment
United States	$96,708	$109,501	$115,405
Canada	260,834	262,200	274,318
Europe	64,629	68,943	94,114
Asia-Pacific	276,414	284,935	301,506
Wholesale	197,278	170,450	207,691

Total	$895,863	$896,029	$993,034

Provision for Doubtful Accounts Receivable
United States	$3,427	$2,087	$2,686
Canada	2,708	2,979	3,432
Europe	765	817	4,287
Asia-Pacific	3,948	3,509	3,794
Wholesale	1,092	958	874

Total	$11,940	$10,350	$15,073

	Year Ended December 31,
	2008	2007	2006
Income (Loss) from Operations
United States	$(7,621)	$(3,964)	$(96,629)
Canada	41,393	37,138	(7,224)
Europe	(3,968)	(13,947)	(39,225)
Asia-Pacific	10,408	15,594	(63,787)
Wholesale	(1,407)	(3,097)	(256)

Total	$38,805	$31,724	$(207,121)

Capital Expenditures
United States	$1,832	$2,033	$2,588
Canada	10,394	23,434	18,399
Europe	839	3,418	1,289
Asia-Pacific	12,376	15,860	10,740

Total	$25,441	$44,745	$33,016

The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	December 31,
	2008	2007
Property and Equipment—Net
United States
United States	$15,590	$18,430
Other	504	597

Total United States	16,094	19,027

Canada
Canada	44,234	54,787

Total Canada	44,234	54,787

Europe
United Kingdom	5,965	8,718
Other	577	1,670

Total Europe	6,542	10,388

Asia-Pacific
Australia	45,151	60,233
Other	131	164

Total Asia-Pacific	45,282	60,397

Total	$112,152	$144,599

	December 31,
	2008	2007
Assets
United States
United States	$28,230	$71,782
Other	4,263	5,429

Total United States	32,493	77,211

Canada
Canada	121,105	166,817

Total Canada	121,105	166,817

Europe
United Kingdom	23,597	21,434
Germany	2,710	5,803
Italy	9,301	11,501
France	6,326	6,710
Other	33,262	34,217

Total Europe	75,196	79,665

Asia-Pacific
Australia	97,645	132,948
Other	4,005	3,762

Total Asia-Pacific	101,650	136,710

Total	$330,444	$460,403

The Company offers three main products—voice, data/Internet and VOIP in all of its segments. Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Voice	$566,791	$597,404	$704,971
Data/Internet	180,308	179,809	166,520
VOIP (Retail and Wholesale)	148,764	118,816	121,543

Total	$895,863	$896,029	$993,034

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007.

	For the Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except per share amounts)
Net revenue	$225,434	$235,897	$231,256	$203,276
Cost of revenue (exclusive of depreciation)	$141,484	$142,495	$149,834	$136,052
Income from operations	$9,713	$15,227	$7,136	$6,729
Income (loss) from continuing operations	$(2,954)	$46,545	$(32,784)	$(35,512)
Income (loss) from discontinued operations	$(45)	$(21)	$(436)	$176
Net income (loss)	$(2,999)	$46,524	$(33,220)	$(35,336)
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$0.33	$(0.23)	$(0.25)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net income (loss)	$(0.02)	$0.33	$(0.23)	$(0.25)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$0.25	$(0.23)	$(0.25)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net income (loss)	$(0.02)	$0.25	$(0.23)	$(0.25)

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share amounts)
Net revenue	$225,282	$225,751	$223,744	$221,252
Cost of revenue (exclusive of depreciation)	$143,651	$141,285	$135,580	$130,787
Income from operations	$7,807	$8,302	$8,644	$6,971
Income (loss) from continuing operations	$(8,446)	$12,309	$4,369	$1,640
Income (loss) from discontinued operations	$(154)	$(208)	$220	$(126)
Gain from sale of discontinued operations	$5,958	$—	$174	$—
Net income (loss)	$(2,642)	$12,101	$4,763	$1,514
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$0.10	$0.03	$0.01
Income (loss) from discontinued operations	(0.00)	(0.00)	0.00	(0.00)
Gain from sale of discontinued operations	0.05	—	0.00	—

Net income (loss)	$(0.02)	$0.10	$0.03	$0.01

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$0.07	$0.02	$0.01
Income (loss) from discontinued operations	(0.00)	(0.00)	0.00	(0.00)
Gain from sale of discontinued operations	0.05	—	0.00	—

Net income (loss)	$(0.02)	$0.07	$0.02	$0.01

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

15. LOSS ON SALE OR DISPOSAL OF ASSETS

During the year ended December 31, 2008, the Company recognized a gain of $6.0 million associated with the sale or disposal of specific long-lived assets, as detailed below.

In the third quarter, a consolidated, variable interest entity in Canada, of which the Company currently owns 45.6% of the equity, sold certain primarily rural WIMAX spectrum (spectrum for transmission of sound, data, and video) assets (representing approximately 10% of the entity’s spectrum population coverage) for cash consideration of $4.9 million ($5.0 million CAD). The minority interest on the gain on the sale of $4.6 million was $2.5 million and was included in interest income and other income (expense). Total minority interest is $2.9 million included in other long-term liabilities. The cash proceeds from the sale of $4.9 million can be used for operations within the variable interest entity, but requires unanimous shareholder consent for a dividend distribution.

Additionally, a $0.8 million gain was recognized for the sale of certain surplus fiber assets in the United States; a $1.7 million gain was recognized for the sale of a minority equity investment in a Japanese entity; and a $0.9 million loss was recognized on the disposal of certain equipment related to the WIMAX operations in Canada.

During the year ended December 31, 2007, the Company recognized a charge of $1.5 million for the sale or disposal of specific long-lived assets which were taken out of service. The assets disposed or sold were comprised of switch and peripheral equipment and other network equipment.

During the year ended December 31, 2006, the Company recognized a charge of $16.1 million for the sale or disposal of specific long-lived assets which were taken out of service. The charge included $8.9 million in the United States, $1.8 million in Canada, $3.0 million in Europe, and $2.4 million in Asia-Pacific and was comprised of network fiber, peripheral switch equipment, software development costs and other network equipment.

16. ASSET IMPAIRMENT

In the second quarter 2006, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company identified certain indications of impairment. The overall deterioration in economic conditions within the telecommunications industry, including certain pricing actions enacted by incumbent carriers, during the first half of 2006 led the Company to believe that the fair value of certain long-lived assets had decreased significantly. Based on the Company’s evaluation, it was determined that the estimated future cash flows were less than the carrying value of its long-lived assets. The Company’s assets were evaluated as a single asset group, because of the nature of the cash flows being inseparable within a global telecommunications company. Therefore, the impairment was applied equally across the entire asset group. Accordingly, during the second quarter 2006, the Company adjusted the carrying value of its long-lived assets, including property and equipment and amortizing intangible assets, to their estimated fair value of $108.7 million, as determined through a replacement cost analysis. This adjustment resulted in an asset impairment write-down of $154.6 million, consisting of the following specific asset write-downs: $149.3 million in property and equipment and $5.3 million in customer lists and other intangible assets. The impairment analysis relied on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

Because of the impairment identified under the guidance of SFAS No. 144, the Company performed an analysis under SFAS No. 142, “Goodwill and Other Intangible Assets.” Through that evaluation, the Company determined that a $51.6 million impairment to goodwill was required in the Europe, United States, Canada and Asia-Pacific reporting units.

The following table outlines the Company’s asset impairment write-down by segment (in thousands):

For the Year Ended December 31, 2006
United States
United States	$65,528
Other	4,320

Total United States	69,848

Canada
Canada	44,744

Total Canada	44,744

Europe
United Kingdom	9,991
Germany	1,430
Netherlands	1,677
Other	5,800

Total Europe	18,898

Asia-Pacific
Australia	72,603
Other	46

Total Asia-Pacific	72,649

Total	$206,139

17. GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT

In 2008, the Company exchanged $49.0 million principal amount of the 8% Senior Notes, $33.0 million principal amount of the 5% Exchangeable Senior Notes, $43.1 million principal amount of the 3 3/4% Convertible Senior Notes, $5.3 million principal amount of the 12 3/4% Senior Notes for $67.1 million principal amount of its newly issued 14 1/4% Senior Secured Notes and $4.7 million of cash, resulting in a gain on restructuring of debt of $32.2 million including the expensing of related financing costs, which was adjusted to $32.3 million in the third quarter. The Company also made open market purchases of $0.8 million principal amount of the 12 3/4% Senior Notes, $13.8 million principal amount of the Step Up Convertible Subordinated Debentures and $2.1 million principal amount of the 14 1/4% Senior Secured Notes, resulting in a $0.1 million, $2.1 million and $2.0 million gain, respectively, on early extinguishment of debt including the write-off of related deferred financing costs, discount and effective interest.

In 2007, the Company issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes, in exchange for $40.7 million principal amount of the Company’s outstanding 12 3/4% Senior Notes and $23.6 million in cash. This exchange has been accounted for as a modification of debt with a portion deemed to be a troubled debt restructuring. The Company recorded $5.1 million in costs associated with the issuance of the 14 1/4% Senior Secured Notes, which have been recorded as loss on restructuring of debt. The Company refinanced an existing Canadian credit facility and recognized a $0.9 million loss on early extinguishment of debt for pre-payment penalties and the write-off of related deferred financing costs. The Company also exchanged 6,000,000 shares of the Company’s common stock for the extinguishment of $5.0 million principal amount of its Step Up Convertible Subordinated Debentures resulting in a loss on early extinguishment of debt of $2.3 million, including the write-off of related deferred financing costs and debt discount. These losses were offset by a $0.5 million gain on early extinguishment of debt on forgiveness of equipment financing and a $0.3 million gain on open market purchases of $10.5 million principal amount of the 12 3/4% Senior Notes including the write-off of related deferred financing costs.

In 2006, the Company issued $56.3 million principal amount of Holding’s 5% Exchangeable Senior Notes in exchange for $20.5 million of cash and the retirement of $54.8 million principal amount of the Company’s 3 3/4% Convertible Senor Notes. This exchange has been accounted for as a troubled debt restructuring, resulting in $11.3 million of future cash payments being recognized as long-term obligations and a gain on restructuring of debt of $4.8 million. The Company also exchanged $27.4 million principal amount of the Company’s 2000 Convertible Subordinated Debentures for $27.5 million principal amount of the Step Up Convertible Subordinated Debentures resulting in a gain on early extinguishment of debt of $1.5 million including the write-off of related deferred financing costs. In January 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million in principal amount of the 12 3/4% Senior Notes resulting in a $1.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

18. DISCONTINUED OPERATIONS

In the second and fourth quarter 2008, the Company determined it would sell its German retail operations and its Japanese retail operations, respectively, and therefore, is reporting these units as discontinued operations. There is an immaterial amount of assets associated with these operations (see Note 21—“Subsequent Events”).

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

As a result of these events, the Company’s consolidated financial statements reflect the Japan retail operations, German retail operations, discontinued German subsidiary, Planet Domain and India operations as discontinued operations for the year ended December 31, 2008, 2007 and 2006. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as loss from discontinued operations.

Summarized operating results of the discontinued operations for the year ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net revenue	$3,851	$9,961	$24,086
Operating expenses	4,610	10,233	28,640

Loss from operations	(759)	(272)	(4,554)
Interest expense	—	(26)	(47)
Interest income and other income (expense)	60	39	(2)
Foreign currency transaction gain (loss)	376	(6)	10

Loss before income tax	(323)	(265)	(4,593)
Income tax expense	(3)	(3)	(80)

Loss from discontinued operations	$(326)	$(268)	$(4,673)

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

The Company had no dilutive common share equivalents during the year ended December 31, 2008, due to the results of operations being a net loss. For the year ended December 31, 2008, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	7.8 million shares issuable under the Company’s stock option compensation plans,

•	19.5 million shares issuable upon the conversion of the 5% Exchangeable Senior Notes,

•	7.3 million shares issuable upon the conversion of the Step Up Convertible Subordinated Debentures, and

•	3.7 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes.

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

The Company had no dilutive common share equivalents during the year ended December 31, 2006, due to the results of operations being a net loss. For the year ended December 31, 2006, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	7.9 million shares issuable under the Company’s stock option compensation plans,

•	46.9 million shares issuable upon the conversion of the 5% Exchangeable Senior Notes,

•	23.2 million shares issuable upon the conversion of the Step Up Convertible Subordinated Debentures,

•	8.3 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes, and

•	0.5 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts):

	Year ended December 31,
	2008	2007	2006
Income (loss) from continuing operations	$(24,705)	$9,872	$(240,700)
Loss from discontinuing operations, net of tax	(326)	(268)	(4,673)
Gain from sale of discontinued operations, net of tax	—	6,132	7,415

Income (loss) attributable to common stockholders—basic	(25,031)	15,736	(237,958)
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	—	1,846	—

Income (loss) attributable to common stockholders—diluted	$(25,031)	$17,582	$(237,958)

Weighted average common shares outstanding—basic	142,643	128,771	112,366
In-the-money options exercisable under stock option compensation plans	—	12	—
5% Exchangeable Senior Notes	—	46,936	—
Step Up Convertible Subordinated Debentures	—	20,751	—

Weighted average common shares outstanding—diluted	142,643	196,470	112,366

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.17)	$0.07	$(2.14)
Loss from discontinued operations	(0.01)	(0.00)	(0.05)
Gain from sale of discontinued operations	—	0.05	0.07

Net income (loss)	$(0.18)	$0.12	$(2.12)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.17)	$0.06	$(2.14)
Loss from discontinued operations	(0.01)	(0.00)	(0.05)
Gain from sale of discontinued operations	—	0.03	0.07

Net income (loss)	$(0.18)	$0.09	$(2.12)

20. GUARANTOR/NON-GUARANTOR CONSOLIDATING CONDENSED FINANCIAL INFORMATION

Subsequent to the issuance of the 2007 consolidated financial statements, the Company determined that its 2007 disclosures of consolidating financial information incorrectly excluded the intercompany interest and related accrued intercompany receivables and payables that resulted from three intercompany loans between IHC, Group and Holding. The effects of this correction on the 2007 consolidating condensed financial statements are shown in the table below. The consolidating condensed statements of operations for the year ended December 31, 2007, the consolidating condensed statements of cash flows for year ended December 31, 2007, and the consolidating condensed balance sheets at December 31, 2007 contained herein have been restated to include the effects of the adjustments shown in the tables below as increases (decreases) in the effected line items to reflect correctly intercompany interest charged by IHC to Group and Holding on intercompany notes issued in 2007.

	PTGI	PTHI	Other
	For the year ended December 31, 2007
Statements of Operations:
Intercompany interest	$(4,037)	$(7,881)	$11,918
Equity in net income (loss) of subsidiaries	$4,037	$11,918	$—
Net income	$—	$4,037	$11,918

Statements of Cash Flows:
Net cash provided by (used) in operating activities	$(4,037)	$(7,881)	$11,918
Net cash provided by investing activities	4,037	7,881	—
Net cash used in financing activities	—	—	(11,918)

Net change in cash and cash equivalents	$—	$—	$—

	December 31, 2007
Balance sheets:
Investment in subsidiaries	$4,037	$11,918	$—
Intercompany payable	$4,037	$7,881	$(11,918)
Total stockholders’ equity (deficit)	$—	$4,037	$11,918

	PTGI	IHC	Guarantor Subsidiaries
	For the year ended December 31, 2007
Statements of Operations:
Intercompany interest	$(4,037)	$11,918	$(7,881)
Equity in net income (loss) of subsidiaries	$4,037	$—	$11,918
Net income	$—	$11,918	$4,037

Statements of Cash Flows:
Net cash provided by (used in) operating activities	$(4,037)	$11,918	$(7,881)
Net cash provided by investing activities	4,037	—	7,881
Net cash used in financing activities	—	(11,918)	—

Net change in cash and cash equivalents	$—	$—	$—

	December 31, 2007
Balance sheets:
Intercompany receivable	$—	$11,918	$—
Investment in subsidiaries	$4,037	$—	$11,918
Intercompany payable	$4,037	$—	$7,881
Total stockholders’ equity (deficit)	$—	$11,918	$4,037

In each consolidating presentation, the above described changes are completely offset by corresponding increases in the elimination entries. Accordingly, these changes have no effect on the Company’s consolidated financial statements.

Consolidating Financial Statements for Holding Debt Issuances

Holding’s 8% Senior Notes and 5% Exchangeable Senior Notes are fully and unconditionally guaranteed by Group on a senior basis as of December 31, 2008. As discussed in Note 2, on March 16, 2009, Holding, Group, and IHC filed for bankruptcy. Group has a 100% ownership in Holding and no direct subsidiaries other than Holding. Accordingly, the following consolidating condensed financial information as of December 31, 2008, 2007 and 2006 are included for (a) Group on a stand-alone basis; (b) Holding on a stand-alone basis; (c) Group indirect non-guarantor subsidiaries on a combined basis; and (d) Group on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$895,863	$—	$895,863

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	569,865	—	569,865
Selling, general and administrative	5,097	5,697	249,636	—	260,430
Depreciation and amortization	—	—	32,791	—	32,791
Gain on sale or disposal of assets	—	—	(6,028)	—	(6,028)

Total operating expenses	5,097	5,697	846,264	—	857,058

INCOME (LOSS) FROM OPERATIONS	(5,097)	(5,697)	49,599	—	38,805

INTEREST EXPENSE	(5,301)	(27,630)	(20,957)	—	(53,888)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(858)	—	1,441	—	583
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	12,448	22,784	1,640	—	36,872
INTEREST AND OTHER INCOME	18	—	102	—	120
FOREIGN CURRENCY TRANSACTION LOSS	(3,523)	(713)	(43,327)	—	(47,563)
INTERCOMPANY INTEREST	(9,390)	(12,075)	21,465	—	—
MANAGEMENT FEE	—	5,498	(5,498)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(11,703)	(17,833)	4,465	—	(25,071)
INCOME TAX BENEFIT (EXPENSE)	211	1,087	(932)	—	366

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(11,492)	(16,746)	3,533	—	(24,705)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(13,539)	3,207	—	10,332	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(25,031)	(13,539)	3,533	10,332	(24,705)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(326)	—	(326)

NET INCOME (LOSS)	$(25,031)	$(13,539)	$3,207	$10,332	$(25,031)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$896,029	$—	$896,029

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	551,303	—	551,303
Selling, general and administrative	4,843	10,104	266,063	—	281,010
Depreciation and amortization	—	—	30,529	—	30,529
Loss on sale or disposal of assets	—	—	1,463	—	1,463

Total operating expenses	4,843	10,104	849,358	—	864,305

INCOME (LOSS) FROM OPERATIONS	(4,843)	(10,104)	46,671	—	31,724

INTEREST EXPENSE	(10,249)	(31,806)	(19,292)	—	(61,347)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(1,524)	—	1,075	—	(449)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,000)	(108)	(5,544)	—	(7,652)
INTEREST AND OTHER INCOME	549	—	5,116	—	5,665
FOREIGN CURRENCY TRANSACTION GAIN	4,767	711	27,221	—	32,699
INTERCOMPANY INTEREST	(1,931)	(11,734)	13,665	—	—
MANAGEMENT FEE	—	5,806	(5,806)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(15,231)	(47,235)	63,106	—	640
INCOME TAX BENEFIT (EXPENSE)	(355)	(356)	9,943	—	9,232

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(15,586)	(47,591)	73,049	—	9,872
EQUITY IN NET INCOME OF SUBSIDIARIES	31,322	78,913	—	(110,235)	—

INCOME FROM CONTINUING OPERATIONS	15,736	31,322	73,049	(110,235)	9,872
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(268)	—	(268)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	6,132	—	6,132

NET INCOME	$15,736	$31,322	$78,913	$(110,235)	$15,736

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$993,034	$—	$993,034

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	653,905	—	653,905
Selling, general and administrative	6,005	6,511	266,435	—	278,951
Depreciation and amortization	—	—	47,002	—	47,002
Loss on sale or disposal of assets	—	—	14,158	—	14,158
Asset impairment write-down	—	—	206,139	—	206,139

Total operating expenses	6,005	6,511	1,187,639	—	1,200,155

LOSS FROM OPERATIONS	(6,005)	(6,511)	(194,605)	—	(207,121)

INTEREST EXPENSE	(17,308)	(31,128)	(5,692)	—	(54,128)
ACCRETION ON DEBT DISCOUNT	(1,732)	—	—	—	(1,732)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	5,373	—	—	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	10,374	(2,850)	(115)	—	7,409
INTEREST AND OTHER INCOME	139	—	3,555	—	3,694
FOREIGN CURRENCY TRANSACTION GAIN	8,777	1,445	446	—	10,668
INTERCOMPANY INTEREST	—	1,295	(1,295)	—	—
MANAGEMENT FEE	—	5,441	(5,441)	—	—

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	(382)	(32,308)	(203,147)	—	(235,837)
INCOME TAX EXPENSE	(405)	(93)	(4,365)	—	(4,863)

LOSS BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	(787)	(32,401)	(207,512)	—	(240,700)
EQUITY IN NET LOSS OF SUBSIDIARIES	(237,171)	(204,770)	—	441,941	—

LOSS FROM CONTINUING OPERATIONS	(237,958)	(237,171)	(207,512)	441,941	(240,700)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(4,673)	—	(4,673)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	7,415	—	7,415

NET LOSS	$(237,958)	$(237,171)	$(204,770)	$441,941	$(237,958)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152	$(18)	$36,866	$—	$37,000
Restricted cash	—	—	—	—	—
Accounts receivable	—	—	99,483	—	99,483
Prepaid expenses and other current assets	288	149	15,409	—	15,846

Total current assets	440	131	151,758	—	152,329

INTERCOMPANY RECEIVABLES	93,373	1,129,158	—	(1,222,531)	—
INVESTMENTS IN SUBSIDIARIES	2,636	(709,720)	—	707,084	—
RESTRICTED CASH	—	—	8,133	—	8,133
PROPERTY AND EQUIPMENT—Net	—	—	112,152	—	112,152
GOODWILL	—	—	32,688	—	32,688
OTHER INTANGIBLE ASSETS—Net	—	—	746	—	746
OTHER ASSETS	393	4,607	19,396	—	24,396

TOTAL ASSETS	$96,842	$424,176	$324,873	$(515,447)	$330,444

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,558	$154	56,959	$—	$58,671
Accrued interconnection costs	—	—	41,422	—	41,422
Deferred revenue	—	—	13,303	—	13,303
Accrued expenses and other current liabilities	168	834	41,438	—	42,440
Accrued income taxes	70	—	18,143	—	18,213
Accrued interest	1,067	7,714	1,467	—	10,248
Current portion of long-term obligations	56,482	307,371	200,944	—	564,797

Total current liabilities	59,345	316,073	373,676	—	749,094

INTERCOMPANY PAYABLES	499,036	105,467	618,028	(1,222,531)	—
LONG-TERM OBLIGATIONS	—	—	40,040	—	40,040
OTHER LIABILITIES	—	—	2,849	—	2,849

Total liabilities	558,381	421,540	1,034,593	(1,222,531)	791,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,427	—	—	—	1,427
Additional paid-in capital	718,956	1,161,930	232,294	(1,394,224)	718,956
Accumulated deficit	(1,099,809)	(1,077,982)	(869,407)	1,947,389	(1,099,809)
Accumulated other comprehensive loss	(82,113)	(81,312)	(72,607)	153,919	(82,113)

Total stockholders’ equity (deficit)	(461,539)	2,636	(709,720)	707,084	(461,539)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$96,842	$424,176	$324,873	$(515,447)	$330,444

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,299	$(35)	$80,018	$—	$81,282
Restricted cash	—	—	362	—	362
Accounts receivable	—	—	113,588	—	113,588
Prepaid expenses and other current assets	308	—	28,352	—	28,660

Total current assets	1,607	(35)	222,320	—	223,892

INTERCOMPANY RECEIVABLES	88,536	1,089,076	—	(1,177,612)	—
INVESTMENTS IN SUBSIDIARIES	5,404	(650,148)	—	644,744	—
RESTRICTED CASH	—	—	9,677	—	9,677
PROPERTY AND EQUIPMENT—Net	—	—	144,599	—	144,599
GOODWILL	—	—	40,134	—	40,134
OTHER INTANGIBLE ASSETS—Net	—	—	1,557	—	1,557
OTHER ASSETS	2,389	7,095	31,060	—	40,544

TOTAL ASSETS	$97,936	$445,988	$449,347	$(532,868)	$460,403

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$805	$407	73,681	$—	$74,893
Accrued interconnection costs	—	—	44,911	—	44,911
Deferred revenue	—	—	16,513	—	16,513
Accrued expenses and other current liabilities	207	1,225	52,988	—	54,420
Accrued income taxes	306	1,522	28,963	—	30,791
Accrued interest	2,388	8,701	1,371	—	12,460
Current portion of long-term obligations	—	3,816	7,412	—	11,228

Total current liabilities	3,706	15,671	225,839	—	245,216

INTERCOMPANY PAYABLES	424,978	33,116	719,518	(1,177,612)	—
LONG-TERM OBLIGATIONS	116,792	391,797	154,086	—	662,675
OTHER LIABILITIES	—	—	52	—	52

Total liabilities	545,476	440,584	1,099,495	(1,177,612)	907,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,426	—	—	—	1,426
Additional paid-in capital	718,695	1,161,930	305,844	(1,467,774)	718,695
Accumulated deficit	(1,074,778)	(1,064,443)	(872,614)	1,937,057	(1,074,778)
Accumulated other comprehensive loss	(92,883)	(92,083)	(83,378)	175,461	(92,883)

Total stockholders’ equity (deficit)	(447,540)	5,404	(650,148)	644,744	(447,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$97,936	$445,988	$449,347	$(532,868)	$460,403

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,031)	$(13,539)	$3,207	$10,332	$(25,031)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	11,940	—	11,940
Stock compensation expense	—	262	—	—	262
Depreciation and amortization	—	—	32,798	—	32,798
Gain on sale or disposal of assets	—	—	(6,028)	—	(6,028)
Accretion of debt (premium) discount	858	—	(1,441)	—	(583)
Equity in net (income) loss of subsidiary	13,539	(3,207)	—	(10,332)	—
Deferred income taxes	—	450	5,388	—	5,838
Gain on early extinguishment or restructuring of debt	(12,448)	(22,784)	(1,640)	—	(36,872)
Minority interest share of income	—	—	3,159	—	3,159
Unrealized foreign currency transaction loss on intercompany and foreign debt	3,549	698	44,341	—	48,588
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	—	(15,658)	—	(15,658)
(Increase) decrease in prepaid expenses and other current assets	20	(149)	10,320	—	10,191
Decrease in other assets	521	1,135	221	—	1,877
Increase (decrease) in accounts payable	753	(253)	(6,430)	—	(5,930)
Increase in accrued interconnection costs	—	—	2,243	—	2,243
Decrease, net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	(40)	(399)	(5,201)	—	(5,640)
Decrease in accrued income taxes	(236)	(1,522)	(8,867)	—	(10,625)
Increase (decrease) in accrued interest	(904)	(976)	130	—	(1,750)

Net cash provided by (used in) operating activities	(19,419)	(40,284)	68,482	—	8,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(25,441)	—	(25,441)
Sale of property and equipment and intangible assets	—	—	5,756	—	5,756
Cash from disposition of business, net of cash disposed	—	—	1,676	—	1,676
Cash used in business acquisitions, net of cash acquired	—	—	(583)	—	(583)
Increase in restricted cash	—	—	(102)	—	(102)
Proceeds from intercompany balance	30,689	22,579	—	(53,268)	—

Net cash provided by (used in) investing activities	30,689	22,579	(18,694)	(53,268)	(18,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	(317)	—	(11,534)
Principal payments on long-term obligations	(1,200)	(6,316)	(9,029)	—	(16,545)
Proceeds from (payments on) intercompany balance	—	24,038	(77,306)	53,268	—

Net cash provided by (used in) financing activities	(12,417)	17,722	(86,652)	53,268	(28,079)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(6,288)	—	(6,288)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,147)	17	(43,152)	—	(44,282)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	(35)	80,018	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152	$(18)	$36,866	$—	$37,000

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2007
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,736	$31,322	$78,913	$(110,235)	$15,736
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	10,493	—	10,493
Stock compensation expense	—	246	—	—	246
Depreciation and amortization	—	—	30,594	—	30,594
Gain on sale or disposal of assets	—	—	(4,668)	—	(4,668)
Accretion of debt (premium) discount	1,524	—	(1,075)	—	449
Equity in net income of subsidiary	(31,322)	(78,913)	—	110,235	—
Deferred income taxes	—	(450)	(12,013)	—	(12,463)
Loss on early extinguishment or restructuring of debt	2,000	108	5,544	—	7,652
Unrealized foreign currency transaction gain on intercompany and foreign debt	(8,372)	(5,721)	(20,769)	—	(34,862)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	5,275	—	5,275
(Increase) decrease in prepaid expenses and other current assets	480	—	(2,036)	—	(1,556)
Decrease in other assets	899	1,347	63	—	2,309
Increase (decrease) in accounts payable	(33)	106	(2,725)	—	(2,652)
Decrease in accrued interconnection costs	—	—	(6,244)	—	(6,244)
Decrease, net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	(934)	(845)	(250)	—	(2,029)
Increase (decrease) in accrued income taxes	(1,154)	1,372	4,134	—	4,352
Increase (decrease) in accrued interest	(1,781)	(65)	681	—	(1,165)

Net cash provided by (used in) operating activities	(22,957)	(51,493)	85,917	—	11,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(44,745)	—	(44,745)
Cash from disposition of business, net of cash disposed	—	—	6,140	—	6,140
Cash used in business acquisitions, net of cash acquired	—	—	(200)	—	(200)
Decrease in restricted cash	—	—	(668)	—	(668)
Investments in intercompany balance	66,371	56,222	—	(122,593)	—

Net cash provided by (used in) investing activities	66,371	56,222	(39,473)	(122,593)	(39,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	109,275	—	109,275
Deferred financing costs	—	—	(6,570)	—	(6,570)
Principal payments on long-term obligations	(65,049)	(3,795)	(11,571)	—	(80,415)
Proceeds from sale of common stock	19,170	—	—	—	19,170
Payments on intercompany balance	—	(941)	(121,652)	122,593	—

Net cash provided by (used in) financing activities	(45,879)	(4,736)	(30,518)	122,593	41,460

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3,511	—	3,511

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,465)	(7)	19,437	—	16,965
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	(28)	60,581	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,299	$(35)	$80,018	$—	$81,282

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2006
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(237,958)	$(237,171)	$(204,770)	$441,941	$(237,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	15,094	—	15,094
Stock compensation expense	—	545	—	—	545
Depreciation and amortization	—	—	48,156	—	48,156
Loss on sale or disposal of assets	—	—	8,706	—	8,706
Asset impairment write-down	—	—	209,248	—	209,248
Accretion of debt discount	1,732		—		1,732
Equity in net loss of subsidiary	237,171	204,770	—	(441,941)	—
Change in estimated fair value of embedded derivatives	(5,373)		—		(5,373)
(Gain) loss on early extinguishment or restructuring of debt	(10,374)	2,850	115	—	(7,409)
Other	—	—	(1,110)	—	(1,110)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(8,696)	(1,468)	(1,572)	—	(11,736)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	14,825	—	14,825
Decrease in prepaid expenses and other current assets	809	8	8,550	—	9,367
(Increase) decrease in other assets	861	511	(199)	—	1,173
(Increase) decrease in intercompany balance	—	—	—	—	—
Increase (decrease) in accounts payable	(1,437)	127	(17,117)	—	(18,427)
Decrease in accrued interconnection costs	—	—	(18,210)	—	(18,210)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	1,047	1,319	(543)	—	1,823
Increase (decrease) in accrued income taxes	(310)	101	2,209	—	2,000
Increase (decrease) in accrued interest	(282)	38	668	—	424

Net cash provided by (used in) operating activities	(22,810)	(28,370)	64,050	—	12,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(33,016)	—	(33,016)
Cash from disposition of business, net of cash disposed	—	—	12,947	—	12,947
Cash used for business acquisitions, net of cash acquired	—	—	(227)	—	(227)
Decrease in restricted cash	—	—	2,427	—	2,427
Proceeds from intercompany balance	20,385	65,246	—	(85,631)	—

Net cash provided by (used in) investing activities	20,385	65,246	(17,869)	(85,631)	(17,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	20,501	14,790	—	35,291
Deferred financing costs	—	(2,850)	—	—	(2,850)
Principal payments on capital leases, vendor financing and other long-term obligations	—	(2,445)	(9,462)	—	(11,907)
Proceeds from sale of common stock	4,934	—	—	—	4,934
Payments on intercompany balance	—	(52,028)	(33,603)	85,631	—

Net cash provided by (used in) financing activities	4,934	(36,822)	(28,275)	85,631	25,468

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	849	—	849

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,509	54	18,755	—	21,318
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255	(82)	41,826	—	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,764	$(28)	$60,581	$—	$64,317

Consolidating Financial Statements for IHC Debt Issuance

Primus Telecommunications IHC, Inc.’s 14 1/4% Senior Secured Notes are fully, unconditionally, jointly and severally guaranteed by Group on a senior basis as of December 31, 2008 and by Holding, Primus Telecommunications, Inc., TresCom International Inc., Least Cost Routing, Inc., TresCom U.S.A., Inc., iPRIMUS USA, Inc., and iPRIMUS.com, Inc., all 100% owned subsidiaries of Group (collectively, the “Other Guarantors”). Group has a 100% ownership in Holding and no direct subsidiaries other than Holding. As discussed in Note 2, on March 16, 2009, Holding, Group, and IHC filed for bankruptcy. Accordingly, the following consolidating condensed financial information as of December 31, 2008, 2007 and 2006 are included for (a) Group on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) Group’s indirect non-guarantor subsidiaries on a combined basis and (e) Group on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$141,065	$754,798	$—	$895,863

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	114,897	454,968	—	569,865
Selling, general and administrative	5,097	171	33,534	221,628	—	260,430
Depreciation and amortization	—	—	3,245	29,546	—	32,791
Gain on sale or disposal of assets	—	—	(806)	(5,222)	—	(6,028)

Total operating expenses	5,097	171	150,870	700,920	—	857,058

INCOME (LOSS) FROM OPERATIONS	(5,097)	(171)	(9,805)	53,878	—	38,805

INTEREST EXPENSE	(5,301)	(15,900)	(27,818)	(4,869)	—	(53,888)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(858)	1,441	—	—	—	583
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	12,448	1,532	22,784	108	—	36,872
INTEREST AND OTHER INCOME (EXPENSE)	18	—	(1)	103	—	120
FOREIGN CURRENCY TRANSACTION LOSS	(3,523)	(16,270)	(525)	(27,245)	—	(47,563)
INTERCOMPANY INTEREST	(9,390)	20,594	(12,075)	871	—	—
MANAGEMENT FEE	—	—	5,925	(5,925)	—	—
ROYALTY FEE	—	13,684	—	(13,684)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(11,703)	4,910	(21,515)	3,237	—	(25,071)
INCOME TAX BENEFIT (EXPENSE)	211	379	558	(782)	—	366

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(11,492)	5,289	(20,957)	2,455	—	(24,705)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(13,539)	—	3,207	—	10,332	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(25,031)	5,289	(17,750)	2,455	10,332	(24,705)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(326)	—	(326)

NET INCOME (LOSS)	$(25,031)	$5,289	$(17,750)	$2,129	$10,332	$(25,031)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$137,346	$758,683	$—	$896,029

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	96,203	455,100	—	551,303
Selling, general and administrative	4,843	111	42,226	233,830	—	281,010
Depreciation and amortization	—	—	3,700	26,829	—	30,529
Loss on sale or disposal of assets	—	—	—	1,463	—	1,463

Total operating expenses	4,843	111	142,129	717,222	—	864,305

INCOME (LOSS) FROM OPERATIONS	(4,843)	(111)	(4,783)	41,461	—	31,724

INTEREST EXPENSE	(10,249)	(12,470)	(31,831)	(6,797)	—	(61,347)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(1,524)	1,075	—	—	—	(449)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,000)	(5,144)	(108)	(400)	—	(7,652)
INTEREST AND OTHER INCOME	549	—	70	5,046	—	5,665
FOREIGN CURRENCY TRANSACTION GAIN	4,767	8,049	777	19,106	—	32,699
INTERCOMPANY INTEREST	(1,931)	15,084	(11,734)	(1,419)	—	—
MANAGEMENT FEE	—	—	6,292	(6,292)	—	—
ROYALTY FEE	—	14,512	(578)	(13,934)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(15,231)	20,995	(41,895)	36,771	—	640
INCOME TAX BENEFIT (EXPENSE)	(355)	(1,552)	(230)	11,369	—	9,232

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(15,586)	19,443	(42,125)	48,140	—	9,872
EQUITY IN NET INCOME OF SUBSIDIARIES	31,322	—	78,913	—	(110,235)	—

INCOME FROM CONTINUING OPERATIONS	15,736	19,443	36,788	48,140	(110,235)	9,872
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(268)	—	(268)
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	6,132	—	6,132

NET INCOME	$15,736	$19,443	$36,788	$54,004	$(110,235)	$15,736

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Year Ended December 31, 2006
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$164,388	$828,646	$—	$993,034

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	124,481	529,424	—	653,905
Selling, general and administrative	6,005	29	42,379	230,538	—	278,951
Depreciation and amortization	—	—	9,029	37,973	—	47,002
(Gain) loss on sale or disposal of assets	—	—	(267)	14,425	—	14,158
Asset impairment write-down	—	—	70,941	135,198	—	206,139

Total operating expenses	6,005	29	246,563	947,558	—	1,200,155

LOSS FROM OPERATIONS	(6,005)	(29)	(82,175)	(118,912)	—	(207,121)

INTEREST EXPENSE	(17,308)	—	(31,142)	(5,678)	—	(54,128)
ACCRETION ON DEBT DISCOUNT	(1,732)	—	—	—	—	(1,732)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	5,373	—	—	—	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	10,374	—	(2,965)	—	—	7,409
INTEREST AND OTHER INCOME	139	—	19	3,536	—	3,694
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	8,777	904	1,472	(485)	—	10,668
INTERCOMPANY INTEREST	—	2,697	1,295	(3,992)	—	—
MANAGEMENT FEE	—	—	6,275	(6,275)	—	—
ROYALTY FEE	—	15,266	(436)	(14,830)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(382)	18,838	(107,657)	(146,636)	—	(235,837)
INCOME TAX EXPENSE	(405)	(1,090)	(225)	(3,143)	—	(4,863)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(787)	17,748	(107,882)	(149,779)	—	(240,700)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(237,171)	—	(204,770)	—	441,941	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(237,958)	17,748	(312,652)	(149,779)	441,941	(240,700)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(4,673)	—	(4,673)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	7,415	—	7,415

NET INCOME (LOSS)	$(237,958)	$17,748	$(312,652)	$(147,037)	$441,941	(237,958)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152	$—	$3,551	$33,297	$—	$37,000
Restricted cash	—	—	—	—	—	—
Accounts receivable	—	—	14,224	85,259	—	99,483
Prepaid expenses and other current assets	288	—	1,705	13,853	—	15,846

Total current assets	440	—	19,480	132,409	—	152,329

INTERCOMPANY RECEIVABLES	93,373	284,190	641,341	95,409	(1,114,313)	—
INVESTMENTS IN SUBSIDIARIES	2,636	—	(132,306)	—	129,670	—
RESTRICTED CASH	—	—	314	7,819	—	8,133
PROPERTY AND EQUIPMENT—Net	—	—	14,041	98,111	—	112,152
GOODWILL	—	—	—	32,688	—	32,688
OTHER INTANGIBLE ASSETS—Net	—	—	—	746	—	746
OTHER ASSETS	393	230	5,326	18,447	—	24,396

TOTAL ASSETS	$96,842	$284,420	$548,196	$385,629	$(984,643)	$330,444

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,558	$—	$4,775	$52,338	$—	$58,671
Accrued interconnection costs	—	—	16,462	24,960	—	41,422
Deferred revenue	—	—	1,225	12,078	—	13,303
Accrued expenses and other current liabilities	168	—	6,432	35,840	—	42,440
Accrued income taxes	70	3,243	1,220	13,680	—	18,213
Accrued interest	1,067	1,321	7,714	146	—	10,248
Current portion of long-term obligations	56,482	198,961	307,463	1,891	—	564,797

Total current liabilities	59,345	203,525	345,291	140,933	—	749,094

INTERCOMPANY PAYABLES	499,036	—	200,132	415,145	(1,114,313)	—
LONG-TERM OBLIGATIONS	—	—	137	39,903	—	40,040
OTHER LIABILITIES	—	—	—	2,849	—	2,849

Total liabilities	558,381	203,525	545,560	598,830	(1,114,313)	791,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,427	—	—	—	—	1,427
Additional paid-in capital	718,956	—	1,161,930	232,359	(1,394,289)	718,956
Retained earnings (accumulated deficit)	(1,099,809)	80,895	(1,077,982)	(368,208)	1,365,295	(1,099,809)
Accumulated other comprehensive loss	(82,113)	—	(81,312)	(77,352)	158,664	(82,113)

Total stockholders’ equity (deficit)	(461,539)	80,895	2,636	(213,201)	129,670	(461,539)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$96,842	$284,420	$548,196	$385,629	$(984,643)	$330,444

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,031)	$5,289	$(17,750)	$2,129	$10,332	$(25,031)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	2,359	9,581	—	11,940
Stock compensation expense	—	—	262	—	—	262
Depreciation and amortization	—	—	3,245	29,553	—	32,798
Gain on sale or disposal of assets	—	—	(806)	(5,222)	—	(6,028)
Accretion of debt (premium) discount	858	(1,441)	—	—	—	(583)
Equity in net income of subsidiary	13,539	—	(3,207)	—	(10,332)	—
Deferred income taxes	—	—	591	5,247	—	5,838
Gain on early extinguishment or restructuring of debt	(12,448)	(1,532)	(22,784)	(108)	—	(36,872)
Minority interest share of income	—	—	—	3,159	—	3,159
Unrealized foreign currency transaction loss on intercompany and foreign debt	3,549	17,303	698	27,038	—	48,588
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	—	(2,581)	(13,077)	—	(15,658)
(Increase) decrease in prepaid expenses and other current assets	20	—	(450)	10,621	—	10,191
(Increase) decrease in other assets	521	49	1,442	(135)	—	1,877
(Increase) decrease in intercompany balance	—	(12,162)	3,415	8,747	—	—
Increase (decrease) in accounts payable	753	—	(115)	(6,568)	—	(5,930)
Increase in accrued interconnection costs	—	—	1,262	981	—	2,243
Decrease, net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	(40)	(504)	(1,777)	(3,319)	—	(5,640)
Decrease in accrued income taxes	(236)	(1,413)	(1,058)	(7,918)	—	(10,625)
Increase (decrease) in accrued interest	(904)	(7)	(976)	137	—	(1,750)

Net cash provided by (used in) operating activities	(19,419)	5,582	(38,230)	60,846	—	8,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(1,405)	(24,036)	—	(25,441)
Sale of property and equipment and intangible assets	—	—	806	4,950	—	5,756
Cash from disposition of business, net of cash disposed	—	—	—	1,676	—	1,676
Cash used for business acquisitions, net of cash acquired	—	—	—	(583)	—	(583)
Increase in restricted cash	—	—	—	(102)	—	(102)
Proceeds from intercompany balance	30,689	—	20,614	—	(51,303)	—

Net cash provided by (used in) investing activities	30,689	—	20,015	(18,095)	(51,303)	(18,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	(317)	—	—	—	(11,534)
Principal payments on other long-term obligations	(1,200)	(4,676)	(6,343)	(4,326)	—	(16,545)
Proceeds from (payments on) intercompany balance	—	(589)	27,439	(78,153)	51,303	—

Net cash provided by (used in) financing activities	(12,417)	(5,582)	21,096	(82,479)	51,303	(28,079)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(6,288)	—	(6,288)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,147)	—	2,881	(46,016)	—	(44,282)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	—	670	79,313	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152	$—	$3,551	$33,297	$—	$37,000

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,736	$19,443	$36,788	$54,004	$(110,235)	$15,736
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,532	8,961	—	10,493
Stock compensation expense	—	—	246	—	—	246
Depreciation and amortization	—	—	3,700	26,894	—	30,594
Gain on sale or disposal of assets	—	—	—	(4,668)	—	(4,668)
Accretion of debt (premium) discount	1,524	(1,075)	—	—	—	449
Equity in net income of subsidiary	(31,322)	—	(78,913)	—	110,235	—
Deferred income taxes	—	—	47	(12,510)	—	(12,463)
Loss on early extinguishment or restructuring of debt	2,000	5,144	108	400	—	7,652
Unrealized foreign currency transaction gain on intercompany and foreign debt	(8,372)	(3,718)	(5,721)	(17,051)	—	(34,862)
Changes in assets and liabilities, net of acquisitions:			—	—
Decrease in accounts receivable	—	—	1,452	3,823	—	5,275
(Increase) decrease in prepaid expenses and other current assets	480	—	(99)	(1,937)	—	(1,556)
Decrease in other assets	899	50	790	570	—	2,309
(Increase) decrease in intercompany balance	—	(22,228)	(1,502)	23,730	—	—
Increase (decrease) in accounts payable	(33)	—	649	(3,268)	—	(2,652)
Increase (decrease) in accrued interconnection costs	—	—	(8,625)	2,381	—	(6,244)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	(934)	(94)	(2,266)	1,265	—	(2,029)
Increase (decrease) in accrued income taxes	(1,154)	1,736	2,247	1,523	—	4,352
Increase (decrease) in accrued interest	(1,781)	1,328	(65)	(647)	—	(1,165)

Net cash provided by (used in) operating activities	(22,957)	586	(49,632)	83,470	—	11,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(1,248)	(43,497)	—	(44,745)
Cash from disposition of business, net of cash disposed	—	—	—	6,140	—	6,140
Cash used for business acquisitions, net of cash acquired	—	—	(200)	—	—	(200)
Increase (decrease) in restricted cash	—	—	541	(1,209)	—	(668)
Proceeds from intercompany balance	66,371	—	50,868	—	(117,239)	—

Net cash provided by (used in) investing activities	66,371	—	49,961	(38,566)	(117,239)	(39,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	101,405	—	7,870	—	109,275
Deferred financing costs	—	—	—	(6,570)	—	(6,570)
Principal payments on other long-term obligations	(65,049)	—	(3,858)	(11,508)	—	(80,415)
Proceeds from sale of common stock	19,170	—	—	—	—	19,170
Proceeds from (payments on) intercompany balance	—	(101,991)	4,234	(19,482)	117,239	—

Net cash provided by (used in) financing activities	(45,879)	(586)	376	(29,690)	117,239	41,460

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	3,511	—	3,511

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,465)	—	705	18,725	—	16,965
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	—	(35)	60,588	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,299	$—	$670	$79,313	$—	$81,282

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2006
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(237,958)	$17,748	$(312,652)	$(147,037)	$441,941	$(237,958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,410	13,684	—	15,094
Stock compensation expense	—	—	545	—	—	545
Depreciation and amortization	—	—	9,030	39,126	—	48,156
(Gain) loss on sale or disposal of assets	—	—	(267)	8,973	—	8,706
Asset impairment write-down	—	—	70,941	138,307	—	209,248
Accretion of debt discount	1,732	—	—	—		1,732
Equity in net income (loss) of subsidiary	237,171	—	204,770	—	(441,941)	—
Change in estimated fair value of embedded derivatives	(5,373)	—	—	—		(5,373)
(Gain) loss on early extinguishment or restructuring of debt	(10,374)	—	2,965	—	—	(7,409)
Other	—	—	—	(1,110)	—	(1,110)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(8,696)	(943)	(1,468)	(629)	—	(11,736)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	3,978	10,847	—	14,825
(Increase) decrease in prepaid expenses and other current assets	809	—	(239)	8,797	—	9,367
(Increase) decrease in other assets	861	—	937	(625)	—	1,173
(Increase) decrease in intercompany balance	—	(28,191)	136,849	(108,658)	—	—
Increase (decrease) in accounts payable	(1,437)	—	2,418	(19,408)	—	(18,427)
Increase (decrease) in accrued interconnection costs	—	—	137	(18,347)	—	(18,210)
Increase, net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	1,047	—	749	27	—	1,823
Increase (decrease) in accrued income taxes	(310)	493	82	1,735	—	2,000
Increase (decrease) in accrued interest	(282)	—	38	668	—	424

Net cash provided by (used in) operating activities	(22,810)	(10,893)	120,223	(73,650)	—	12,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(1,790)	(31,226)	—	(33,016)
Cash from disposition of business, net of cash disposed	—	—	—	12,947	—	12,947
Cash used for business acquisitions, net of cash acquired	—	—	—	(227)	—	(227)
Decrease in restricted cash	—	—	775	1,652	—	2,427
Proceeds from (investments in) intercompany balance	20,385	—	(95,221)	—	74,836	—

Net cash provided by (used in) investing activities	20,385	—	(96,236)	(16,854)	74,836	(17,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	20,501	14,790	—	35,291
Deferred financing costs	—	—	(2,850)	—	—	(2,850)
Principal payments on capital leases, vendor financing and other long-term obligations	—	—	(2,507)	(9,400)	—	(11,907)
Proceeds from sale of common stock	4,934	—	—	—	—	4,934
Proceeds from (payments on) intercompany balance	—	10,893	(38,720)	102,663	(74,836)	—

Net cash provided by (used in) financing activities	4,934	10,893	(23,576)	108,053	(74,836)	25,468

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	849	—	849

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,509	—	411	18,398	—	21,318
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255	—	(446)	42,190	—	42,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,764	$—	$(35)	$60,588	$—	$64,317

21. SUBSEQUENT EVENTS

The Company sold its Japan retail operations on February 1, 2009. The sale price was $0.4 million (40 million Japanese yen) before closing adjustments.

On March 10, 2009, Group’s indirect wholly-owned Canadian subsidiary, Primus Canada, 3082833 Nova Scotia Company and certain affiliate guarantors entered into the Waiver and Amendment Agreement to their $35 million Canadian Financing Facility with Guggenheim Corporate Funding, LLC, as Administrative Agent and Collateral Agent.

On March 16, 2009, Primus Telecommunications Group, Incorporated, and three of its subsidiaries and affiliates, Primus Telecommunications Holding, Inc., Primus Telecommunications International, Inc. and Primus Telecommunications IHC, Inc. each filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware for reorganization relief under chapter 11 of the Bankruptcy Code (See Note 2—“Summary of Significant Accounting Policies”—Going Concern and Voluntary Reorganization Under Chapter 11.)

On April 8, 2009, the Debtors filed the First Amended Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors and the Disclosure Statement (see Note 2—“Summary of Significant Accounting Policies”—Going Concern and Voluntary Reorganization Under Chapter 11).

On April 14, 2009, the Primus Term Loan Parties entered into the Term Loan Forbearance Agreement and agreed to the Term Loan Modification Term Sheet with the Term Loan Ad Hoc Committee. (See Note 5—“Long-Term Obligations”).

SCHEDULE II

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s allowance accounts for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2006	$16,788	$15,094	$(14,586)	$17,296
2007	$17,296	$10,493	$(15,750)	$12,039
2008	$12,039	$11,940	$(14,269)	$9,710

	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2006	$261,936	$75,760	$—	$337,696
2007	$337,696	$(98,016)	$—	$239,680
2008	$239,680	$(11,882)	$—	$227,798

S-1