Form 10-K/A
period 2008-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2009-04-23
CIK 1006837

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

Description

EXPLANATION FOR AMENDMENT

Primus Telecommunications Group, Incorporated (the “Company” or “Primus”) is filing this Form 10-K/A in order to amend its Form 10-K for the fiscal year ended December 31, 2008 (which was filed on April 15, 2009) (the “Original Form 10-K”) to set forth the information required by Items 10, 11, 12, and 13 under Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s Original Form 10-K filing. This Form 10-K/A amends Part III of the Company’s Original Form 10-K filing and deletes the incorporation by reference of our definitive proxy statement from the cover page thereof.

As a result of this amendment, the management certifications, filed or furnished as exhibits to the Original Form 10-K have been re-executed and re-filed or refurnished, as applicable, as of the date of this Form 10-K/A.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Company’s Original Form 10-K. Any reference to facts, circumstances or other matters at a “current” date refer to such facts and circumstances as of the filing date of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Executive officers are elected by and serve at the discretion of the board of directors. Set forth below is information regarding our executive officers as of March 31, 2009.

Name	Age	Position
K. Paul Singh	58	Chairman of the Board of Director, President and Chief Executive Office(1)
John F. DePodesta	64	Executive Vice President, Chief Legal Officer, Chief Corporate Development Officer, Secretary and Director(1)
Thomas R. Kloster	48	Chief Financial Officer(1)
Mark Guirgis	41	Vice President— Planning and Analysis and Assistant Secretary(1)
Tracy B. Lawson	40	Vice President— Corporate Controller(1)

(1)

On March 16, 2009, the Company and three of its subsidiaries, Primus Telecommunications Holding, Inc. (“Holding”), Primus Telecommunications International, Inc. (“PTII”) and Primus Telecommunications IHC, Inc., (“IHC” and together with the Company, Holding and PTII, collectively, the “Debtors”) each filed a voluntary petition (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief (“Reorganization”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended (the “Bankruptcy Code”). Subsequently, the Debtors sought and received an order directing the joint administration of the Chapter 11 Cases under the caption In re: Primus Telecommunications Group, Incorporated, et al., Debtors Case No. 09-10867. On April 8, 2009 and April 20, 2009, respectively, a First Amended Joint Plan of Reorganization and a Second Amended Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors was filed by the Debtors in the Bankruptcy Court. A creditors’ committee has not been appointed in these cases by the United States Trustee.

K. Paul Singh, 58, co-founded the Company in 1994 with Mr. DePodesta and serves as its Chairman, President and Chief Executive Officer. From 1991 until he co-founded the Company, Mr. Singh served as the Vice President of Global Product Marketing for MCI. Prior to joining MCI, Mr. Singh was the founder, Chairman and Chief Executive Officer of Overseas Telecommunications, Inc. (OTI), a provider of international private digital network services to large multinational corporations, which he founded in 1984 and which was purchased by MCI in 1991. Mr. Singh served as Vice President of Strategic Planning at M/A-Com Corporation prior to launching OTI. Mr. Singh holds an MBA from Harvard Business School and an MSEE from the State University of New York at Stony Brook.

John F. DePodesta, 64, co-founded the Company in 1994 with Mr. Singh and serves as a director and its Executive Vice President, Chief Legal Officer, Chief Corporate Development Officer and Secretary. Mr. DePodesta served from 1994 to 2002 as the Chairman of the Board of Iron Road Railways Incorporated (“Iron Road”), which he co-founded in 1994. He served as Senior Vice President, Law and Public Policy, of Genesis Health Ventures, Inc. from January 1996 through March 1998. Additionally, from 1994 to 1999, he served as “of counsel” to the law firm of Pepper Hamilton LLP, where he was previously a partner since 1979. Before joining Pepper Hamilton LLP, Mr. DePodesta served as the General Counsel of Consolidated Rail Corporation, and prior thereto served as General Counsel-Reorganization for the Trustees of the property of Penn Central Transportation Company, Debtor. In 2001, Bangor & Aroostook Railroad Company (BAR), a wholly-owned subsidiary of Iron Road, and in 2002 certain affiliates of BAR, entered Chapter 11 bankruptcy proceedings. The BAR’s plan of reorganization was confirmed in 2007. In 2001, Quebec Southern Railway Company Ltd. (QSR), a wholly-owned subsidiary of Iron Road, filed a Notice of Intention to Make a Proposal under provisions of the Bankruptcy and Insolvency Act of Canada. In 2005, QSR filed a bankruptcy petition and thereafter liquidated its remaining assets. Mr. DePodesta also served on the Board of Directors of Genesis HealthCare Corporation until June 2007. Mr. DePodesta holds a BA from Harvard College and a JD from the University of Pennsylvania Law School.

Thomas R. Kloster, 48, has served as the Company’s Chief Financial Officer since January 1, 2005. Prior to his appointment as Chief Financial Officer, Mr. Kloster served as the Company’s Senior Vice President—Corporate Finance from August 2003 to December 2004. From September 2001 to August 2003, Mr. Kloster served as Vice President of Business Operations and Development for Sprint International. From May 2000 to September 2001, Mr. Kloster was the Chief Financial Officer and Controller of Cidera, Inc., a satellite-based provider of Internet content. From May 1996 through May 2000, Mr. Kloster served as the Corporate Controller and Chief Financial Officer of North America for the Company.

Mark Guirgis, 41, has served as the Company’s Vice President—Planning and Analysis since January 2003 and Assistant Secretary of the Company since August 2003. Since joining the Company in 1998 as Director of Corporate Planning and Analysis, Mr. Guirgis has been responsible for consolidation of its annual business plans, financial forecasts and long-term projections as well as industry analysis and general corporate development activities. Prior to joining the Company, Mr. Guirgis was Manager of Consolidations in the Corporate Planning and Analysis department at MCI, where he worked from 1993 to 1998.

Tracy B. Lawson, 40, has served as the Company’s Vice President—Corporate Controller since January 2003 as well as Vice President—Finance for United States operations from May 2005 until September 2006. Upon joining the Company in 1998 until January 2003, Ms. Lawson served as Senior Manager of Corporate and United States Operations Financial Reporting and as Director of Global Financial Reporting, responsible for corporate financial reporting, consolidation of the Company’s financial results and external reporting to investors. Prior to joining the Company, Ms. Lawson was employed by MCI as Manager of Profit & Loss Consolidations and Executive Reporting from 1991 until 1998.

Board of Directors

The names of our directors, their ages as of March 31, 2009 and certain other information about them are set forth below:

Name	Age	Position
K. Paul Singh	58	Chairman of the Board of Director, President and Chief Executive Office
John F. DePodesta	64	Executive Vice President, Chief Legal Officer, Chief Corporate Development Officer, Secretary and Director
David E. Hershberg(1)	71	Director
Douglas M. Karp(2)(3)	53	Director
Pradman P. Kaul(1)	62	Director
Paul G. Pizzani(2)(3)	49	Director
John G. Puente(2)	78	Director

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Special Committee (for the Company’s liquidity improvement)

Each of the directors listed above was elected to be a director for a three-year term expiring at a future annual meeting of stockholders as follows: Messrs. Singh and DePodesta, 2011; Messrs. Puente and Karp, 2010; and Messrs. Hershberg and Kaul, 2009. There are no family relationships among any of the directors or executive officers of the Company. Our board of directors has affirmatively determined that each of Messrs. Hershberg, Karp, Kaul, Pizzani and Puente is an independent director (“Independent Director”) under the rules of the SEC and our Corporate Governance Guidelines.

K Paul Singh’s biography is set forth under the heading “Executive Officers.”

John F. DePodesta’s biography is set forth under the heading “Executive Officers.”

David E. Hershberg, 71, became a director of the Company in 1995. Mr. Hershberg is the founder, and has, since 1994, been Chairman and Chief Executive Officer of GlobeComm Systems, Inc., a system integrator of satellite earth stations. From 1976 to 1994, Mr. Hershberg was the President and Chief Executive Officer of Satellite Transmission Systems, Inc., a global provider of satellite telecommunications equipment, and became a Group President of California Microwave, Inc., the company that acquired Satellite Transmission Systems, Inc. Mr. Hershberg has a BSEE from Rensselaer Polytechnic Institute, an MSEE from Columbia University and a Masters of Management Science from Stevens Institute. He is a winner of the Long Island Entrepreneur of the Year Award and a member of the Society of Satellite Professionals Hall of Fame. Mr. Hershberg was introduced into the Long Island Technology Hall of Fame in March 2008.

Douglas M. Karp, 53, became a director of the Company in June 1998. Mr. Karp is currently Managing Partner and Co-Chief Executive Officer of Tailwind Capital Partners, LLC, a private equity firm. From August 2000 through April 2003, Mr. Karp was a Managing Partner of Pacific Partners LLC, a private equity and advisory firm. Prior to August 2000, Mr. Karp was a managing director and member of the Operating Committee of E.M. Warburg, Pincus & Co., LLC (or its predecessor, E.M. Warburg, Pincus & Co., Inc.) since May 1991. Prior to joining E.M. Warburg, Pincus & Co., LLC, Mr. Karp held several positions with Salomon Inc. including Managing Director from January 1990 to May 1991, Director from January 1989 to December 1989 and Vice President from October 1986 to December 1988. Mr. Karp is a director of several private companies.

Pradman P. Kaul, 62, became a director of the Company in May 2002. Mr. Kaul was elected as the President and Chief Executive Officer of Hughes Communications, Inc., the world’s leading supplier of broadband satellite services and network solutions using interactive VSAT (very small aperture terminal) products, in January 2006. Hughes Network Systems, LLC. (HNS) is 100% owned by Hughes Communications. Mr. Kaul has been the Chairman and Chief Executive Officer of HNS since January 2000 and served as President and Chief Operating Officer, Executive Vice President, and Director of engineering of HNS. Prior to joining HNS, Mr. Kaul held several positions with COMSAT Laboratories, including Manager, High Speed Digital Logic from June 1968 to April 1973. Mr. Kaul received a BSEE degree from George Washington University and a MS degree in Electrical Engineering from the University of California at Berkeley. He holds numerous patents and has published articles and papers on a variety of technical topics concerning satellite communications. Mr. Kaul has been elected to be a member of the National Academy of Engineering.

Paul G. Pizzani, 49, became a director of the Company in December 2002. Mr. Pizzani has been a partner of Pizzani Hamlin Capital, L.L.C. (“PH Capital”), which is an advisor to AIG Capital Partners, an indirectly wholly-owned subsidiary of American International Group, Inc. (“AIG”), since April 1999. Mr. Pizzani is also a partner at Cartesian Capital Group, an asset management firm specializing in private equity investment, since August 2006. Prior to forming PH Capital, Mr. Pizzani was a Managing Director of Wasserstein Perella Emerging Markets (“Wasserstein”), where he specialized in private equity investments and debt transactions. Prior to joining Wasserstein, Mr. Pizzani served as Treasurer of COMSAT Corporation, an international communications company. Mr. Pizzani was nominated by the former holders of the Company’s Series C Convertible Preferred Stock (“Series C Preferred”) for appointment as a director of the Company. See “Rights of Former Holders of Series C Preferred Stock; Governance Agreement.”

John G. Puente, 78, became a director of the Company in 1995. Mr. Puente also serves on the Board of Directors of MICROS Systems, Inc. From 1987 to 1995, Mr. Puente was Chairman of the Board and Chief Executive Officer of Orion Network Systems, a satellite telecommunications company. From 1997 to 1999, Mr. Puente was Chairman of the Board of Telogy Networks, Inc., a privately-held company. Prior to joining Orion, Mr. Puente was Vice Chairman of M/A-Com Inc., a diversified telecommunications and manufacturing company, which he joined in 1978 when M/A-Com acquired Digital Communications Corporation, a satellite terminal and packet switching manufacturer of which Mr. Puente was a founder and Chief Executive Officer.

Rights of Former Holders of Series C Preferred Stock; Governance Agreement

In connection with the sale of certain of the Company’s Series C Preferred to certain private equity funds sponsored by AIG and an additional investor in a private placement pursuant to a stock purchase agreement, dated December 31, 2002, the holders of the Series C Preferred acquired an aggregate of 559,950 shares of Series C Preferred, which were converted on November 4, 2003 into an aggregate of 22,616,990 shares of the Company’s Common Stock, which then constituted approximately 24.37% of the Company’s outstanding voting securities. In November 2003, before certain of the former holders of the Series C Preferred (the “Former Series C Holders”) converted Series C Preferred into our Common Stock, they entered into a Governance Agreement with the Company. Under this Governance Agreement, so long as at least 5% of the outstanding voting securities of the Company on a fully diluted basis are held by the Former Series C Holders, such holders have the right, subject to the Board of Directors’ exercise of fiduciary duties, to have a designee nominated for election by the Company’s stockholders as a member of the Company’s Board of Directors. So long as at least 10% of the outstanding voting securities of the Company on a fully diluted basis are held by the Former Series C Holders, such holders have the right, subject to the Board of Directors’ exercise of fiduciary duties, to have a designee serve as a non-voting observer to the Board of Directors of the Company. (See “Non-Voting Board Observer—Designated by the Former Series C Holders.”) At March 31, 2009, the Former Series C Holders beneficially owned approximately 13.12% of the Company’s outstanding voting securities.

Non-Voting Board Observer—Designated by the Former Series C Holders

Geoffrey L. Hamlin, 48, has served since December 2002 as the board observer designated by the Former Series C Holders. Mr. Hamlin is a partner of PH Capital and served as a strategic advisor to Wasserstein prior to founding PH Capital in 1999 with Mr. Pizzani. Mr. Hamlin is also a partner at Cartesian Capital Group, an asset management firm specializing in private equity investment. Prior to joining Wasserstein, Mr. Hamlin worked as an Associate General Counsel at COMSAT Corporation, where he joined Mr. Pizzani in 1994 and served on the senior management team of COMSAT International Ventures.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officer, directors and 10% stockholders are required under the Securities Exchange Act of 1934 to file with the Securities and Exchange Commission reports of ownership and changes in ownership in their holdings in our stock. Based solely on an examination of these reports, all such reports have been timely filed.

Audit Committee and Audit Committee Financial Expert

During the year ended December 31, 2008, the Audit Committee held five meetings. The Audit Committee consists of Messrs. Pizzani (Chairman), Karp, and Puente. The Audit Committee has the authority and responsibility to hire an independent registered public accounting firm to audit the Company’s books, records and financial statements, to discuss with such independent registered public accounting firm the results of such audit and review, to conduct periodic independent reviews of the systems of accounting (including systems of internal control), and to make reports periodically to the Board of Directors with respect to its findings.

The Board of Directors has determined that each current Audit Committee member meets the independence requirements applicable to audit committee members under the Marketplace Rules of the National Association of Securities Dealers (“NASD”) and rules of the SEC. Of the current committee members, Mr. Pizzani is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. The Audit Committee is responsible, among its other duties, for engaging, overseeing, evaluating and replacing the Company’s independent registered public accounting firm, pre-approving all audit and non-audit services by the independent registered public accounting firm, reviewing the scope of the audit plan and the results of each audit with management and the independent registered public accounting firm, reviewing the internal audit function, reviewing the adequacy of the Company’s system of internal accounting controls and disclosure controls and procedures, reviewing the financial statements and other financial information included in the Company’s annual and quarterly reports filed with the SEC, and exercising oversight with respect to the Company’s code of conduct and other policies and procedures regarding adherence with legal requirements. The Audit Committee’s duties are set forth in the committee’s charter. A copy of the Audit Committee Charter is available on the Company’s website at www.primustel.com.

Special Committee for Liquidity Improvement

The Special Committee was established in 2008 and consists of Messrs. Pizzani, Karp, Singh and DePodesta. The Committee considered alternative means for liquidity improvement. During the year ended December 31, 2008, the Special Committee held four meetings.

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

Shareholder Nominations

Since our last Proxy, there has been no change to the procedures by which our stockholders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis describes the material elements of compensation for the Primus Telecommunications Group, Incorporated executive officers identified in the Summary Compensation Table (the “Named Executive Officers”) and presented under Compensation of Named Executive Officers. The Compensation Committee of the Board (the “Compensation Committee”) makes all decisions for the total direct compensation—that is, the annual base salaries and benefits; annual incentive compensation; and long-term incentives of the Company’s executive officers, including the Named Executive Officers.

Compensation Committee

During the year ended December 31, 2008, the Compensation Committee held three meetings. The Compensation Committee currently consists of Messrs. Hershberg (Chairman) and Kaul. The Compensation Committee is responsible for fixing the compensation of the Chief Executive Officer and the other executive officers, deciding other compensation matters such as those relating to the operation of the Primus Telecommunications Group, Incorporated Equity Incentive Plan, as amended (the “Equity Incentive Plan”), and the Director Stock Option Plan, as amended (the “Director Option Plan”), including the award of options under the Equity Incentive Plan, and administering and approving the Company’s management bonus plan.

Each of Messrs. Hershberg and Kaul is an “independent director” as that term is defined in Marketplace Rule 4200(a)(15) of the NASD. Under the Marketplace Rules of the NASD, the recommendation and determination of the compensation of the Chief Executive Officer and the Company’s other executive officers rests with the responsibility of those directors who meet the independence requirements prescribed by the Marketplace Rules of the NASD. A copy of the Compensation Committee Charter is available on the Company’s website at www.primustel.com.

Compensation Policy and Philosophy

The Company’s executive compensation policy is designed to establish an appropriate relationship between executive pay and the Company’s annual performance relative to annual budgets; performance against a peer group of the industry sector; its long-term growth and profitability objectives; and its ability to attract and retain qualified executive officers. The policy is based on the belief that the interests of the executives should be closely aligned with the Company’s stockholders. In support of this philosophy, a meaningful portion of each executive’s compensation is placed at-risk and linked to the accomplishment of specific results that are expected to lead to the creation of value for the Company’s stockholders from both the short-term and long-term perspectives. The Compensation Committee believes that cash compensation, in the form of salary and performance-based incentive bonuses, provides Company executives with short-term rewards for success in operations and meeting strategic milestones; and that long-term compensation through the award of stock options and other equity incentives encourages growth in management stock ownership which are intended to lead to the creation of value for the Company’s stockholders in the long-term performance and success of the Company. The Compensation Committee considers all elements of compensation, including the valuation of options, and the compensation policy when determining individual components of pay.

The Compensation Committee believes that leadership and motivation of the Company’s employees are critical to achieving the objectives of the Company. The Compensation Committee believes that the compensation of the Company’s executives primarily should reflect their success as a management team, in attaining key operating and financial objectives, such as achievement of target revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), the development of a focused long-term competitive position, and, to a lesser extent, individual performance goals and objectives.

The Compensation Committee believes that the performance of the executives in managing the Company, considered in light of general economic conditions and specific Company, industry and competitive conditions, should be the basis for determining their overall compensation. The Compensation Committee is responsible for ensuring that its executive officers are compensated in a way that furthers the Company’s business strategies and which aligns their interests with those of the stockholders. To support this philosophy, the following principles provide a framework for executive compensation:

•	offer compensation opportunities that attract and retain the best talent to the Company;

•	motivate individuals to perform at their highest levels;

•	reward outstanding achievement;

•	retain those with leadership abilities and skills necessary for building long-term stockholder value;

•	maintain a significant portion of executives’ total compensation at-risk, tied to the annual and long-term financial performance of the Company and the creation of incremental stockholder value; and

•	encourage executives to manage from the perspective of owners with an equity stake in the Company.

Overview of Executive Compensation Components

The Company’s executive compensation program consists of several components, and the most important elements are illustrated in the table below:

	Pay Element	What the Pay Element Rewards	Why Primus Uses the Element
Base Salary	Base Salary	Pays for market performance in the executive role. Base salary adjustments can allow the Committee to reflect an individual’s performance or changed responsibilities.	• Market practice and competitive factors. • To attract and retain executive talent.

Short-Term Incentives	Annual Executive Incentive Bonuses	Provides benefits for achievement of objective goals and financial success, mainly through achievement of revenue and EBITDA objectives, and to a lesser extent individual performance.	• Market practice and competitive factors. • To motivate performance and meet quarterly and annual goals.

Long-Term Incentives	Stock Options and Restricted Stock Grants	Focuses executives on increasing stock price over a multi-year vesting period and a maximum ten-year option term.	• Reward executive for increases in stockholder value.

For more detail regarding these components, see “Individual Elements of Compensation; 2008 Compensation Decisions” included elsewhere herein.

Individual Elements of Compensation; 2008 Compensation Decisions

The 2008 compensation program for the Named Executive Officers is composed of three primary elements: annual base salaries and benefits; annual incentive compensation, in the form of cash bonus awards made under the incentive bonus plan or on a discretionary basis; and long-term incentives, consisting primarily of stock options and, to a lesser extent to date, restricted stock grants. Our executive compensation strategy generally is for executives to receive a salary competitive with the market, while being eligible for bonuses, stock option grants or restricted stock awards that generally generate value based on Company and individual performance. We believe that competitive base salary levels in combination with performance and stock-based incentives provide our executives with the potential to earn competitive industry total executive compensation levels, if objective strategic and operating performance goals for our Company and individual performance goals are achieved.

Annual Base Salaries and Benefits

Annual compensation consists of base salaries and benefits. These elements of the Company’s compensation program are intended to provide a degree of compensation certainty to executives by providing a reasonable amount of compensation that is not at-risk for performance.

Base Salary. Generally, the Compensation Committee approves the base salaries of the executive officers based on (i) performance and accomplishment of the Company in the preceding year, (ii) salaries paid to executive officers with comparable responsibilities employed by companies with comparable businesses, and (iii) individual performance for the preceding year for the executive officer. The Compensation Committee reviews executive officer salaries annually and exercises its judgment based on all the factors described above in making its determination. No specific formula is applied to determine the weight of each criterion.

Base salaries are designed to help attract and retain management talent. To ensure that salary ranges are competitive in the overall marketplace, salary ranges are periodically compared to the salaries paid for comparable positions within companies that compete with our Company for executive talent, including industry competitors, and companies of comparable size in our key geographic markets. The Compensation Committee believes the 2008 base salary levels paid to our Senior Executive Group were competitive, when compared to the peer group of companies.

In reviewing and establishing salaries for the Named Executive Officers for 2007 and 2008, the Committee considered the Company’s past performance, individual performance and experience and, with respect to the Named Executive Officers other than the Chief Executive Officer, recommendations made by Mr. Singh. Additional factors considered in setting salary levels was the Committee members’ business judgment about the appropriate level of salary to retain, motivate and reward individual executives.

During the Committee’s February 10, 2009 meeting, it was reported that in 2009 Mr. Singh elected to take a temporary voluntary reduction of 12.5% of his base salary and all other Named Executive Officers elected to take a temporary voluntary reduction of 10% of their base salaries in order to assist in efforts to preserve the Company’s cash. The base salary for Named Executive Officers after the voluntary reduction is as follows: Mr. Singh, $643,125; Mr. DePodesta, $517,500; Mr. Kloster, $360,000; Mr. Guirgis, $171,000 and Ms. Lawson, $162,000. The Compensation Committee authorized the Company to compensate the Named Executive Officers by December 31, 2009 for the voluntary salary reduction they take in 2009 if the Company’s unrestricted cash balance exceeds $35 million as of November 30, 2009.

Benefits. The Company’s Named Executive Officers receive limited benefits that would be considered executive benefits. Most benefits are consistent with those offered generally to employees, which consist of life insurance, travel accident insurance, health insurance, dental insurance, short-term and long-term disability and opportunities to participate in the Company’s 401(k) plan. The Company matches up to 50% of the employee’s 401(k) plan contributions, up to the first 6% of such employee’s salary, with a maximum of $2,000 annually. Please refer to “Compensation of Named Executive Officers—Summary Compensation Table” and the related footnotes for additional information about benefits.

Annual Incentive Compensation

Overall cash incentive bonuses for the Named Executive Officers are payable based upon the following criteria: (i) the Company’s operating and financial performance; (ii) success in strengthening the balance sheet and improving the liquidity position of the Company; (iii) furthering the Company’s strategic position in the marketplace through developing and executing new strategic product initiatives; (iv) ensuring compliance with SEC and Sarbanes-Oxley requirements; and (v) individual contribution.

Incentive compensation consists of cash bonuses and awards made under the incentive bonus plan, and the objective is to motivate executives annually, and to promote long-term growth. We refer to these opportunities as “bonus” opportunities consistent with historical practice. However, for “Summary Compensation Table” purposes, awards and payouts appear under the column “Non-Equity Incentive Plan Compensation” as well as under the “Bonus” column, consistent with SEC rules.

Future cash bonus payments will be made in accordance with our incentive bonus plan, under which we adopt annual incentive goals at regularly scheduled meetings of our Board of Directors and Compensation Committee following the reporting of prior year financial results. Our incentive bonus plan represents an important element of our compensation strategy, since achieving performance targets enables our executives to attain total current compensation in line with peer pay levels. In contrast, failure to achieve performance targets may result in total current compensation for our executives to fall substantially below peer compensation levels.

In February of each year, the Committee decides whether to grant individual cash bonuses and determines the amount of these bonuses and awards. The performance bonus targets for 2008 for the Company’s Named Executive Officers were based on the criteria stated above. The Committee’s review of bonuses was based on its knowledge of the Company, its contact with the executives throughout the year and a review of performance, with a primary focus on overall Company performance and a secondary focus on individual performance.

Elements of the 2008 Incentive Bonus Plan Opportunity. For the 2008 fiscal year, the Committee established cash bonus opportunities and objectives for the Named Executive Officers primarily based upon (i) objective opportunities tied to Company revenue and EBITDA objectives (the “Objective Bonus Opportunity”) and (ii) personal or subjective objectives including the improvement of the Company balance sheet with respect to liquidity. For 2008,

(1)	50% of the Objective Bonus Opportunity was dependent upon the satisfaction of revenue goals, and 50% of the Objective Bonus Opportunity was dependent upon the satisfaction of EBITDA goals; in furtherance of this objective goal, the Committee established specified performance target levels for revenue and for EBITDA in 2008, which we refer to generally as “Objective Target Performance”; and

(2)	an additional discretionary bonus opportunity was authorized for satisfaction of individual executive management objectives (the “Executive Management Bonus Opportunity”).

2008 Objective Bonus Opportunity. The 2008 Objective Bonus Opportunity authorization did not require satisfaction of both revenue and EBITDA goals. Thus, to the extent the Company’s revenue goals were satisfied within the acceptable range, but target EBITDA goals had not been met, up to 50% of such applicable bonus opportunity would be payable; conversely, to the extent EBITDA target goals were satisfied within the acceptable range, but revenue goals had not been met, up to 50% of such applicable bonus opportunity would be payable.

The aggregate total Objective Bonus Opportunity for each of the Named Executive Officers was determined in relation to overall compensation market conditions as determined by the Compensation Committee. For 2008, the total eligible bonus opportunity for the Named Executive Officers was as follows:

Executive	Objective Bonus Opportunity as a % of Salary	Amount of Objective Bonus Opportunity
K. Paul Singh	109%	$800,000
John F. DePodesta	70%	$400,000
Thomas R. Kloster	63%	$250,000
Mark Guirgis	32%	$60,000
Tracy B. Lawson	33%	$60,000

Due to the Company’s neither meeting revenue nor EBITDA goals, during 2008, executives were paid none of the Objective Bonus Opportunity nor the discretionary bonus opportunity. In addition, no Executive Management Bonus Opportunity award was paid for 2008.

The Committee believes that annual bonuses motivate executives and reward them for good performance by providing tangible benefits for achieving specific objectives that will lead to an increase in Primus operating results. The goal of the incentive bonus plan is to reward performance and to bring total annual cash compensation (salary and incentive bonus) on a level that is competitive with peer company compensation levels.

Refer to the “Summary Compensation Table” and the related footnotes for additional information about incentive bonuses.

Long-Term Stock Awards

We have granted in the past to our executives and other key employees, stock options and in certain cases restricted stock awards. Options have been, and will be, granted at an exercise price equal to the closing sales price of our common stock, as reported on the over-the-counter bulletin board (“OTCBB”), on the date of grant, and on such dates consistent with the policy described under “—Timing of Stock-Based Incentive Awards.” Options have no monetary value to the executives unless the market price of our common stock increases above the exercise price. Restricted stock awards, although having immediate value upon the date of the award, are subject to time vesting provisions, which generally require an executive to remain with our Company during the time vesting period, before being able to access the value of any such awards.

Stock options and the equity incentives encourage and reward effective management, which results in long-term corporate financial success, as measured by stock price appreciation. The Compensation Committee believes that option grants and other equity incentives afford a desirable long-term compensation method because they closely ally the interests of management with stockholder value and that grants of stock options are the best way to motivate executive officers to improve long-term stock market performance. The vesting provisions of options granted under the Equity Incentive Plan are designed to encourage longevity of employment with the Company and generally extend over a three-year period.

In general, the Company’s long-term stock awards are based upon each executive’s historical contributions, experience and tenure with the Company, expected future contributions to the Company, and in part after examining the competitive marketplace.

2008 Long-Term Incentive Awards

On February 7, 2008, the Compensation Committee approved the grant of the following stock option awards at an exercise price of $0.36 per share: Mr. Singh, 300,000 shares; Mr. DePodesta, 150,000 shares; Mr. Kloster, 150,000 shares; Mr. Guirgis, 40,000 shares; and Ms. Lawson, 40,000 shares.

Please refer to the “Grants of Plan-Based Awards in 2008” and “Outstanding Equity Awards at Fiscal Year-End” tables and the related footnotes for additional information about long-term stock awards.

Compensation of Chief Executive Officer

The Compensation Committee believes that K. Paul Singh, the Company’s Chief Executive Officer, provides valuable services to the Company and that his compensation should therefore be competitive with median levels paid to executives at comparable companies. The Compensation Committee believes that an important portion of his compensation should be based on current performance, positioning the Company for the future, and strengthening its liquidity position. Mr. Singh’s annual base salary for 2008 was set at $735,000 beginning from January 1, 2008, based on the factors described under “—Executive Compensation Components—Base Salary,” and he received no cash incentive bonus payments for the reasons described under “—Annual Incentive Compensation.”

Internal Revenue Code Section 162

The Compensation Committee has reviewed the potential consequences for the Company of Section 162(m) of the Internal Revenue Code, which imposes a limit on tax deductions for annual compensation in excess of one million dollars paid to any of the five most highly compensated executive officers, including the Chief Executive Officer. It is the current policy of the Compensation Committee to maximize, to the extent reasonably possible, the Company’s ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of the Company and its stockholders. The limitation under Section 162(m) had no net tax effect on the Company for 2008. The limitations of Section 162(m) are not expected to have a material effect on the Company in calendar year 2009.

Accounting Considerations

The Compensation Committee also considers the effects certain types of equity awards have on the financial statements of the Company. On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123(R)

eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company issues new shares of common stock upon the exercise of stock options.

Compensation Committee Report

The Compensation Committee of the Company’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) included in this Form 10-K/A for the year ended December 31, 2008 with management, and based on that review and discussion, the Compensation Committee recommended to the Board of Directors, and the Board has approved, that the CD&A be included in the Form 10-K/A for the year ended December 31, 2008.

The Compensation Committee of the Company’s Board of Directors

David E. Hershberg (Chairman) Pradman P. Kaul

SUMMARY COMPENSATION TABLE

The following table sets forth, for the years ended December 31, 2008, 2007 and 2006, compensation information with respect to the Company’s Chief Executive Officer, Chief Financial Officer and the three highest paid other Company executive officers as of December 31, 2008 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
			(1)	(2)(4)	(2)			(3)

K. Paul Singh Chairman of the Board of Directors, President and Chief Executive Officer	2008	$735,000	$—	—	$19,372	$—	$—	$2,000	$756,372
	2007	$729,167	$30,000	—	$16,972	$320,000	$—	$2,000	$1,098,139
	2006	$500,000	$20,000	$213,000	$19,230	$400,000	$—	$2,000	$1,154,230

John F. DePodesta Executive Vice President, Chief, Legal Officer, Chief Corporate, Development Officer, Secretary and Director	2008	$575,000	$—	—	$13,658	$—	$—	$2,000	$590,658
	2007	$570,833	$65,000	—	$12,728	$160,000	$—	$1,344	$809,905
	2006	$550,000	$50,000	—	$14,423	$200,000	$—	$1,375	$815,798

Thomas R. Kloster Chief Financial Officer	2008	$400,000	$—	—	$13,658	$—	$—	$2,000	$415,658
	2007	$388,333	$75,000	—	$12,728	$100,000	$—	$2,000	$578,061
	2006	$330,000	$167,500	—	$14,423	$82,500	$—	$2,000	$596,423

Mark Guirgis Vice President-Planning and Analysis and Assistant Secretary	2008	$190,000	$—	—	$3,164	$—	$—	$2,000	$195,164
	2007	$185,000	$16,000	—	$3,264	$24,000	$—	$2,000	$230,264
	2006	$160,000	$50,000	—	$3,820	$30,000	$—	$2,000	$245,820

Tracy B. Lawson Vice President-Corporate Controller	2008	$180,000	$—	—	$3,164	$—	$—	$2,000	$185,164
	2007	$168,333	$26,000	—	$3,264	$24,000	$—	$2,000	$223,597
	2006	$145,887	$10,000	—	$3,820	$30,000	$—	$2,000	$191,707

(1)	Represent amounts earned by each Named Executive Officer under the Company’s 2008, 2007 and 2006 discretionary bonus opportunity. Refer to “Compensation Discussion and Analysis—Annual Incentive Compensation; 2007 Executive Management Bonus Opportunity” elsewhere herein.
(2)	Amounts calculated are based on expense recognized for financial statement purposes in 2008, 2007 and 2006 and are related to awards made in the prior periods. The reported amounts are in accordance with the provisions of SFAS No. 123(R), “Share-Based Payments.” See “Item 8—Financial Statements and Supplementary Data—Note 2” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 regarding assumptions underlying the valuation of the Company’s equity awards.
(3)	Represents matching contributions made to the Company’s 401(k) plan on behalf of the Named Executive Officers.
(4)	Represents value of 284,000 share stock award, as elected and awarded on December 30, 2005 and earned in 2006, in lieu of $200,000 of salary that was otherwise payable in 2006 and is not included in amount under salary heading. Represents value of awards on December 30, 2005, the date the stock election was requested and the award was authorized.

Grants of Plan-Based Awards

The following table summarizes certain information regarding incentive awards granted to the Named Executive Officers during the year ended December 31, 2008, 2007 and 2006, respectively, (including stock options, the authorization of awards described in detail under “Compensation Discussion and Analysis—Annual Incentive Compensation; 2008 Objective Bonus Opportunity.”)

Name	Grant Date	(1) Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units	All Other Options Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Closing Price of Stock on Grant Date	Grant Date Fair Value of Option Awards
		Threshold	Target	Threshold	Target

K. Paul Singh	2/7/2008	$—	$800,000	—	—	—	—	$—	$—	$—
	2/7/2008	$—	$—	—	—	—	300,000	$0.36	$0.36	$32,135

John F. DePodesta	2/7/2008	$—	$400,000	—	—	—	—	$—	$—	$—
	2/7/2008	$—	$—	—	—	—	150,000	$0.36	$0.36	$16,068

Thomas R. Kloster	2/7/2008	$—	$250,000	—	—	—	—	$—	$—	$—
	2/7/2008	$—	$—	—	—	—	150,000	$0.36	$0.36	$16,068

Mark Guirgis	2/7/2008	$—	$60,000	—	—	—	—	$—	$—	$—
	2/7/2008	$—	$—	—	—	—	40,000	$0.36	$0.36	$4,285

Tracy B. Lawson	2/7/2008	$—	$60,000	—	—	—	—	$—	$—	$—
	2/7/2008	$—	$—	—	—	—	40,000	$0.36	$0.36	$4,285

(1)	These awards are described in detail under “Summary Compensation Table—Non-Equity Incentive Plan compensation” and “Compensation Discussion and Analysis—Annual Incentive Compensation; 2008 Objective Bonus Opportunity.”

Option Exercises and Stock Vested

No options were exercised and no stock awards were vested in 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the outstanding equity awards at December 31, 2008 for the Company’s Named Executive Officers.

Stock Based Compensation Information at December 31, 2008

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		($) Exercise Price	(1) Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	($) Equity Incentive Plan Awards: Market or Payout Value of Unearned share, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable

K. Paul Singh	50,000	250,000	0.36	3/3/2018	—	—
	166,666	33,334	0.77	2/2/2016	—	—
	506,434	—	0.90	7/9/2011	—	—
	505,000	—	1.65	12/19/2012	—	—
	250,000	—	1.90	1/10/2013	—	—
	1,100,000	—	1.98	2/12/2013	—	—
	300,000	—	3.03	11/30/2014	—	—

John F. DePodesta	25,000	125,000	0.36	3/3/2018	—	—
	125,000	25,000	0.77	2/2/2016	—	—
	143,334	—	0.90	7/9/2011	—	—
	430,000	—	1.65	12/19/2012	—	—
	100,000	—	1.90	1/10/2013	—	—
	120,000	—	6.12	6/7/2014	—	—

Thomas R. Kloster	25,000	125,000	0.36	3/3/2018	—	—
	125,000	25,000	0.77	2/2/2016	—	—
	60,000	—	3.17	12/9/2014	—	—
	60,000	—	6.12	6/7/2014	—	—
	50,000	—	6.30	8/5/2013	—	—

Mark Guirgis	6,666	33,334	0.36	3/3/2018	—	—
	30,000	—	0.87	11/18/2015	—	—
	5,917	—	0.90	7/9/2011	—	—
	35,000	—	1.65	12/19/2012	—	—
	6,000	—	1.90	1/10/2013	—	—
	9,000	—	6.12	6/7/2014	—	—

Tracy B. Lawson	6,666	33,334	0.36	3/3/2018	—	—
	30,000	—	0.87	11/18/2015	—	—
	10,000	—	0.90	7/9/2011	—	—
	30,000	—	1.65	12/19/2012	—	—
	6,000	—	1.90	1/10/2013	—	—
	9,000	—	6.12	6/7/2014	—	—

(1)	The following table lists the vesting dates for all unexercisable stock options based on their corresponding expiration date:

Expiration Date	Vesting Date
2/2/2016	2/2/2009
3/3/2018	3/3/2011

Employment Agreement

On April 26, 2007, K. Paul Singh entered into a revised employment agreement with the Company, which extends for a one year period, subject to automatic one-year renewal periods, unless notice of termination is given by the Company or Mr. Singh at least six months in advance of the scheduled termination date or the agreement is otherwise terminated in accordance with its terms (the “Employment Period”). The employment agreement for Mr. Singh provides for an annual base salary of $735,000 and a target bonus opportunity of up to $800,000 per year, which is to be determined annually based on incentives and performance targets, as determined by the Compensation Committee. The agreement also provides the Company will reimburse Mr. Singh for up to $10,000 in out-of-pocket medical expenses and financial planning services per year, and, during the Employment Period, the Company shall pay the premiums on a disability insurance policy to pay two-thirds of the Mr. Singh’s Base Salary in the event of disability. The employment agreement contains certain covenants, including non-compete and non-solicitation during employment and the one-year period after employment is concluded.

During the Compensation Committee February 10, 2009 meeting, it was reported that in 2009 Mr. Singh elected to take a temporary voluntary reduction of 12.5% of his base salary in order to assist in efforts to preserve the Company’s cash. The Compensation Committee authorized the Company to compensate Mr. Singh by December 31, 2009 for the temporary voluntary salary reduction he takes in 2009 if the Company’s unrestricted cash balance exceeds $35 million as of November 30, 2009. The base salary for Mr. Singh in 2009 after the voluntary reduction is $643,125.

Termination Without Cause or For Good Reason (Outside of a Change of Control). If either Mr. Singh is terminated without “Cause” (which includes acts involving intentional fraud or a material intentional breach of the Company’s ethics guidelines) or Mr. Singh terminates his employment agreement for “Good Reason” (which includes a material reduction in the executive’s base salary during the Employment Period or a material reduction in the executive’s authority, duties or responsibilities during the Employment Period) in the absence of a “Change of Control” (as defined in the employment agreement and described below) involving the Company, then the Company is required to pay a lump sum amount of severance pay equal to base salary plus the target annual performance bonus in the year of termination divided by 12 and multiplied by two times years of service (not to exceed a total of two years of severance pay) (“Severance Period”), plus continued participation in the welfare benefit plans of the Company during the Severance Period. As Mr. Singh has surpassed 12 years of service, the maximum two years of severance payment is in effect.

Termination Without Cause or For Good Reason After a Change of Control. If Mr. Singh is terminated during the Employment Period without Cause or terminates employment for Good Reason during the term of the employment agreement within 24 months after a Change of Control, then the Company is required to pay a lump sum severance amount equal to two times base salary and target annual performance bonus for the year of termination (as though such target had been achieved), and all outstanding stock options, and other equity grants, as applicable, granted to the Executive shall become 100% vested and shall be exercisable in accordance with their terms, subject to reduction to the greatest amount that could be paid that would not give rise to excise tax under Section 4999 under the Internal Revenue Code. For purposes of the employment agreement, a “Change of Control” means (a) a sale of more than 50% of the outstanding capital stock of the Company in a single or related series of transactions, (b) the merger or consolidation of the Company with or into any other corporation or entity, other than a wholly-owned subsidiary of the Company, where the Company is not the surviving entity, or (c) a sale of all or substantially all of the assets of the Company to an unrelated entity.

Release and Separation Agreements

On March 10, 2009, John F. DePodesta and Thomas R. Kloster each entered into a release and separation agreement which memorializes an understanding with respect to certain matters that would arise out of termination of Mr. DePodesta’s or Mr. Kloster’s employment with the Company. The agreements contain certain covenants, including confidentiality, continued cooperation, a non-compete clause during employment and the one-year period after employment is concluded, and a non-solicitation clause during employment and the two-year period after employment is concluded.

Release and Separation Agreement for John F. DePodesta. If either Mr. DePodesta is terminated without “Cause” (which includes acts involving intentional fraud or a material intentional breach of the Company’s ethics guidelines) or Mr. DePodesta terminates his employment after “Constructive Termination” (which includes a reduction in the executive’s total compensation or potential to achieve such compensation during the Employment Period or a reduction in Mr. DePodesta’s status, position, duties or responsibilities during the Employment Period, or the failure of the Company to obtain the assumption of this agreement by any successor in interest to the Company through sale of capital stock, merger, or otherwise) then the Company is required to on the termination date, to make a lump sum payment to Mr. DePodesta of an amount equal to the higher of Mr. DePodesta’s base salary in effect as of December 31, 2008, or his base salary as of the termination date plus the higher of the targeted annual bonus (as though such targets had been achieved) in effect for 2008 or for the year preceding the year of the termination date, multiplied by one plus the product of two times Mr. DePodesta’s years of service as of the termination date divided by fifty-two. For purpose of this calculation, it is established that Mr. DePodesta’s continuous service with the Company commenced in 1994. Timing of payments could be adjusted to the extent required to avoid adverse tax consequences to Mr. DePodesta. Mr. DePodesta will also continue to participate in certain benefit programs for the twenty-four months following his termination date, and all outstanding stock options, and other equity grants granted to Mr. DePodesta shall become 100% vested and shall be exercisable and otherwise payable in accordance with their term.

Release and Separation Agreement for Thomas R. Kloster. If either Mr. Kloster is terminated without “Cause” (which includes acts involving intentional fraud or a material intentional breach of the Company’s ethics guidelines) or Mr. Kloster terminates his employment after “Constructive Termination” (which includes a reduction in the executive’s total compensation or potential to achieve such compensation during the Employment Period or a reduction in Mr. Kloster’s status, position, duties or responsibilities during the Employment Period, or the failure of the Company to obtain the assumption of this agreement by any successor in interest to the Company through sale of capital stock, merger, or otherwise) then the Company is required to continue to make periodic payments to Mr. Kloster in accordance with the Company’s regular payroll practices, of an amount equal to the higher of Mr. Kloster’s base salary in effect as of December 31, 2008, or his base salary as of the termination date, beginning on the termination date and continuing for a period of twelve months. Additionally, the Company shall pay in twelve monthly installments, commencing on the last day of the calendar month following the termination date, an amount equal to one-twelfth of the higher of the annual bonus target in effect on December 31, 2008 or as of the termination day, provided however that the combined total of payments to Mr. Kloster shall not exceed $650,000. Mr. Kloster will also continue to participate in certain benefit programs for the twelve months following his termination date, and all outstanding stock options, and other equity grants granted to Mr. Kloster shall become 100% vested and shall be exercisable and otherwise payable in accordance with their term.

Potential Termination Payout Table

Assuming the employment agreement and release and separation agreements described above have been in effect as of December 31, 2008 and employment terminated as of December 31, 2008, the following executives would have been eligible to receive payments as set forth in the following potential termination payout table.

	Without Cause or For Good Reason or After Constructive Termination(1)			Change in Control Termination(2)
Named Executive Officer	Salary and Bonus	Benefits(3)	Total	Salary and Bonus	Benefits(3)	Total
K. Paul Singh	$3,070,000	$9,640	$3,070,000	$3,070,000	$9,640	$3,070,000

John F. DePodesta	$1,500,000	$8,378	$1,500,000	$1,500,000	$8,378	$1,500,000

Thomas R. Kloster	$650,000	$4,641	$650,000	$650,000	$4,641	$650,000

(1)	Represents circumstances involving termination Without Cause or for Good Reason outside of any Change in Control (as defined above).
(2)	Represents circumstances involving termination Without Cause or for Good Reason in connection with a Change in Control (as defined above). See also “—Option Acceleration.”
(3)	Consists of welfare benefit and disability plan expenditures, as provided for under the employment agreement or the release and separation agreements. The reported value is based upon the type of insurance coverage as of December 31, 2008 and is valued at the premiums in effect on December 31, 2008.

Option Acceleration. In addition, certain unvested outstanding stock option and equity awards of our Named Executive Officers would have vested under Change of Control acceleration provisions. Assuming the applicability and operation of such provisions as of December 31, 2008, the Named Executive Officers could not have realized the values from acceleration because such options carried exercise prices greater than the options’ intrinsic value (based on the closing price of $0.06 on December 31, 2008 over any applicable exercise price or payment obligation for such accelerated awards).

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Messrs. Hershberg and Kaul, who were not at any time officers or employees of the Company. No executive officer of the Company serves as a member of the Board of Directors or compensation committee of another entity that has one or more executive officers who will serve as a member of the Board of Directors or the Company’s Compensation Committee.

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

Compensation of Outside Directors

Annual Cash Compensation. The Company pays non-employee directors an annual fee of $30,000, reimburses their expenses and pays a $2,500 supplement for each regular quarterly meeting attended in person. For 2008, our outside directors, in the aggregate, earned fees (both for Board and Board Committee meetings) totaling $192,500. There was no increase in the cash compensation structure for directors in the year 2008.

Stock-Based Compensation. In addition, the Company grants each person who becomes a non-employee director on the date of initial election, and upon each date of re-election, options to purchase 45,000 shares of the Common Stock pursuant to the Director Option Plan, which options have an exercise price equal to the fair market value of the Common Stock as of the grant date and vest one-third upon the grant date, and one-third on each of the first and second anniversaries of the grant date. Non-employee directors may each elect to take some or all of their cash compensation in the form of restricted stock.

Non-Equity Incentive Plan Compensation. We do not provide Non-Equity Incentive Compensation to our Directors.

Pension Benefits. We do not have a pension plan and therefore, do not offer any such pension arrangements to our Directors.

Outside Directors Compensation Table

The following table provides compensation information for the year ending December 31, 2008 for each non-employee member of our Board of Directors:

Director	Fees Earned or Paid In Cash (1)	Stock Awards	Option Awards (2) (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David E. Hershberg	$40,000	$—	$1,396	$—	$—	$—	$41,396

Douglas M. Karp	37,500	—	4,504	—	—	—	42,004

Pradman P. Kaul	37,500	—	1,396	—	—	—	38,896

Paul G. Pizzani	37,500	—	2,770	—	—	—	40,270

John G. Puente	40,000	—	4,504	—	—	—	44,504

Total	$192,500	$—	$14,570	$—	$—	$—	$207,070

(1)	Represents the aggregate dollar amount of all fees earned or paid in cash for services as a director, including quarterly retainer fees and committee fees as described above.
(2)	Amounts are based on expense recognized for financial statement purposes in 2008 and are related to awards made in 2008 and prior periods. The reported amounts are calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.” See “Item 8—Financial Statements and Supplementary Data—Note 2” in this Annual Report on Form 10-K for the year ended December 31, 2008 regarding assumptions underlying the valuation of the Company’s equity awards.
(3)	As of December 31, 2008, the aggregate number of stock options outstanding for each outside director was as follows: David E. Hershberg, 45,000 shares; Douglas M. Karp, 90,000 shares; Pradman P. Kaul, 45,000 shares; Paul G. Pizzani, 90,000 shares; John G. Puente, 90,000 shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,814,403	$1.85	3,748,238	*

Equity compensation plans not approved by security holders	0	0.00	695,623	**

Total	7,814,403	$1.85	4,443,861

*	Includes shares remaining available under Equity Incentive Plan (2,969,480), Director Plan (292,140) and ESPP (486,618).
**	Represents the number of authorized but unissued shares under the Restricted Plan.

The Company sponsors a Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company and a Director Stock Option Plan (the “Director Plan”) for non-employee directors. The total number of shares of Common Stock that may be granted under the Restricted Plan is 750,000. During the years ended December 31, 2008, 2007 and 2006, the Company did not issue shares of restricted stock under the Restricted Plan. The Restricted Plan is the only equity compensation plan of the Company that was in effect as of December 31, 2008 and adopted without the approval of the Company’s stockholders (750,000 shares authorized, 695,623 remain available).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 31, 2009, the Company had 639 registered holders of record of 142,695,390 shares of its Common Stock. For purposes of this filing, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein.

The following table sets forth, as of March 31, 2009, certain information as to the beneficial ownership by each person listed below of shares of the Common Stock, including shares of Common Stock as to which a right to acquire beneficial ownership existed (for example, through the exercise of Common Stock options that are exercisable as of, and within 60 days from, March 31, 2009,) within the meaning of Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, by: (i) each person or group who is known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director or nominee for director, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person had, as of March 31, 2009, sole voting power and sole investment power with respect to the Company’s shares, subject to community property laws as applicable.

Name and Business Address	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares of Common Stock (1)
American International Group, Inc (2) 70 Pine Street New York, NY 10270	18,720,008	13.12%

Morgan Stanley 1585 Broadway New York, NY 10036	10,425,602	7.31%

CR Intrinsic Investors, LLC 72 Cummings Point Road Stamford, CT 06902	10,000,000	7.01%

AIG Global Sports and Entertainment Fund, L.P. (“AIG Global Sports”) (2) Ugland House, South Church Street George Town, Grand Cayman	7,860,004	5.51%

K. Paul Singh (3) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	7,040,755	4.93%

John F. DePodesta (4) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	1,144,830	*

Thomas R. Kloster (5) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	379,950	*

John G. Puente (6) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	252,190	*

Name and Business Address	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares of Common Stock (1)
Tracy B. Lawson (7) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	109,494	*

Mark Guirgis (8) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	103,817	*

Douglas M. Karp (9) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	75,000	*

Pradman P. Kaul (10) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	69,366	*

David E. Hershberg (11) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	61,660	*

Paul G. Pizzani (12) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	60,000	*

All executive officers and directors as a group (13) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	9,297,062	6.52%

*	Less than 1% of the outstanding Common Stock.
(1)	Shares of Common Stock subject to options currently exercisable or which become exercisable on or prior to 60 days from March 31, 2009 (“Currently Exercisable Options”) are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Number of Shares of Common Stock Beneficially Owned consists of shares that are beneficially owned directly by affiliated entities, including AIG Global Sports and AIG Emerging Markets listed below in this table, each of which is managed by a sole general partner or sole managing member that is an indirect wholly-owned subsidiary of AIG.
(3)	Includes 381,886 shares of Common Stock owned by Mr. Singh’s family, 405,600 shares of Common Stock held by two private foundations of which Mr. Singh is the president and a director, and 8,812 shares held in a 401(k) plan of which Mr. Singh is a beneficiary. Also includes 2,961,434 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to Mr. Singh.
(4)	Includes 993,334 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to Mr. DePodesta.
(5)	Includes 370,000 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to Mr. Kloster.

(6)	Includes 75,000 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to Mr. Puente.
(7)	Includes 98,332 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to Ms. Lawson.
(8)	Includes 99,249 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to Mr. Guirgis.
(9)	Includes 75,000 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to Mr. Karp.
(10)	Includes 45,000 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to Mr. Kaul.
(11)	Includes 45,000 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to Mr. Hershberg and 945 shares owned by a family partnership.
(12)	Includes 60,000 shares of Common Stock issuable upon exercise of Currently Exercisable Options granted to Mr. Pizzani. Excludes 7,860,004 shares of Common Stock owned by AIG Global Sports. Mr. Pizzani may be considered affiliated with AIG Global Sports.
(13)	Consists of 10 people and includes 4,822,349 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to directors and executive officers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationship and Related Transactions

The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

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

Director Independence

The Board of Directors has determined that each current board member, Mr. David E. Hershberg, Mr. Pradman P. Kaul, Mr. Paul G. Pizzani, and Mr. John G. Puente, meets the independence requirements under the Marketplace Rules of the NASD and rules of the SEC.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed herewith as part of this Form 10-K/A.

b) Exhibit listing

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
10.4	Release and Separation Agreement, dated March 10, 2009, between Primus and John F. DePodesta.*

10.5	Release and Separation Agreement, dated March 10, 2009, between Primus and Thomas R. Kloster.*

31	Certifications.*

32	Certification.**

*	Filed herewith.
**	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 23, 2009.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

By:	/s/ K. PAUL SINGH
K. Paul Singh Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ K. PAUL SINGH	Chairman, President and Chief Executive Officer	April 23, 2009
K. Paul Singh	(Principal Executive Officer) and Director

/s/ JOHN F. DEPODESTA	Executive Vice President, Chief Legal Officer, Chief	April 23, 2009
John F. DePodesta	Corporate Development Officer, Secretary and Director

/s/ THOMAS R. KLOSTER	Chief Financial Officer	April 23, 2009
Thomas R. Kloster	(Principal Financial Officer)

/s/ TRACY B. LAWSON	Vice President—Corporate Controller	April 23, 2009
Tracy B. Lawson	(Principal Accounting Officer)

/s/ DAVID E. HERSHBERG*	Director	April 23, 2009
David E. Hershberg

/s/ DOUGLAS M. KARP*	Director	April 23, 2009
Douglas M. Karp

	Signature	Title	Date

	/s/ PRADMAN KAUL*	Director	April 23, 2009
Pradman Kaul

	/s/ PAUL G. PIZZANI*	Director	April 23, 2009
Paul G. Pizzani

	/s/ JOHN PUENTE*	Director	April 23, 2009
John Puente

*By:	/s/ K. PAUL SINGH	Chairman, President and Chief Executive Officer	April 23, 2009
	K. Paul Singh	(Principal Executive Officer) and Director
Attorney-in-fact