Form 10-Q
period 2009-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2009-05-20
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009
Common Stock $0.01 par value	142,695,390

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-in-Possession)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
NET REVENUE	$194,474	$225,434
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	129,374	141,484
Selling, general and administrative	45,436	68,858
Depreciation and amortization	6,096	7,959
Gain on sale or disposal of assets	(59)	(2,580)

Total operating expenses	180,847	215,721

INCOME FROM OPERATIONS	13,627	9,713
INTEREST EXPENSE (contractual interest for the 3 months ended March 31, 2009 was $12,214)	(10,776)	(15,193)
ACCRETION ON DEBT DISCOUNT, net	189	(30)
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	2,310
INTEREST AND OTHER INCOME	235	1,062
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(3,049)	1,707

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	226	(431)
REORGANIZATION ITEMS, net	16,568	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,794	(431)
INCOME TAX EXPENSE	(2,797)	(2,420)

INCOME (LOSS) FROM CONTINUING OPERATIONS	13,997	(2,851)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(393)	(45)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	251	—

NET INCOME (LOSS)	13,855	(2,896)
Less: Net (income) loss attributable to the noncontrolling interest	136	(103)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$13,991	$(2,999)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.10	$(0.02)
Loss from discontinued operations	(0.00)	(0.00)
Gain from sale of discontinued operations	0.00	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$0.10	$(0.02)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.08	$(0.02)
Loss from discontinued operations	(0.00)	(0.00)
Gain from sale of discontinued operations	0.00	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$0.08	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	142,695	142,633

Diluted	169,449	142,633

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$14,133	$(2,954)
Loss from discontinued operations	(393)	(45)
Gain from sale of discontinued operations	251	—

Net income (loss)	$13,991	$(2,999)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,036	$37,000
Restricted cash	320	—
Accounts receivable (net of allowance for doubtful accounts receivable of $8,274 and $9,710)	90,153	99,483
Prepaid expenses and other current assets	17,067	15,846

Total current assets	139,576	152,329
RESTRICTED CASH	7,897	8,133
PROPERTY AND EQUIPMENT—Net	107,987	112,152
GOODWILL	32,003	32,688
OTHER INTANGIBLE ASSETS—Net	522	746
OTHER ASSETS	18,033	24,396

TOTAL ASSETS	$306,018	$330,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$49,836	$58,671
Accrued interconnection costs	38,996	41,422
Deferred revenue	12,551	13,303
Accrued expenses and other current liabilities	42,055	42,440
Accrued income taxes	18,441	18,213
Accrued interest	825	10,248
Current portion of long-term obligations	105,847	564,797

Total current liabilities	268,551	749,094
LONG-TERM OBLIGATIONS	29,798	40,040
OTHER LIABILITIES	—	35

Total liabilities not subject to compromise	298,349	789,169
LIABILITIES SUBJECT TO COMPROMISE	451,050	—

Total Liabilities	749,399	789,169

COMMITMENTS AND CONTINGENCIES (See Note 6.)
STOCKHOLDERS’ DEFICIT:
Primus Telecommunications Group, Incorporated Stockholders’ Deficit:
Preferred stock: Not Designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—300,000,000 shares authorized; 142,695,390 shares issued and outstanding	1,427	1,427
Additional paid-in capital	718,972	718,956
Accumulated deficit	(1,085,818)	(1,099,809)
Accumulated other comprehensive loss	(80,575)	(82,113)

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	(445,994)	(461,539)

Noncontrolling interest	2,613	2,814

Total stockholders’ deficit	(443,381)	(458,725)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$306,018	$330,444

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,855	$(2,896)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Reorganization items, net	(16,568)	—
Provision for doubtful accounts receivable	2,230	2,828
Stock compensation expense	16	62
Depreciation and amortization	6,096	7,961
Gain on sale or disposal of assets	(310)	(2,580)
Accretion of debt discount	(189)	30
Deferred income taxes	—	450
Gain on early extinguishment or restructuring of debt	—	(2,310)
Unrealized foreign currency transaction gain (loss) on intercompany and foreign debt	3,143	(1,501)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	5,101	(1,818)
(Increase) decrease in prepaid expenses and other current assets	(1,421)	9,777
Decrease in other assets	2,270	342
Decrease in accounts payable	(7,375)	(10,458)
Decrease in accrued interconnection costs	(1,838)	(314)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	37	(6,099)
Increase in accrued income taxes	390	502
Decrease in accrued interest	(794)	(1,504)

Net cash provided by (used in) operating activities before reorganization items	4,643	(7,528)
Cash effect of reorganization items	(3,794)	—

Net cash provided by (used in) operating activities	849	(7,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,786)	(6,858)
Sale of property and equipment	59	800
Cash from disposition of business, net of cash disposed	232	1,765
Cash used in business acquisitions, net of cash acquired	(199)	—
Increase in restricted cash	(215)	(888)

Net cash used in investing activities	(2,909)	(5,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	—	(11,217)
Principal payments on long-term obligations	(3,008)	(1,536)

Net cash used in financing activities	(3,008)	(12,753)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	104	55

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,964)	(25,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,000	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,036	$55,875

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,099	$16,051
Cash paid for taxes	$469	$295
Non-cash investing and financing activities:
Capital lease additions	$537	$35

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
NET INCOME (LOSS)	$13,855	$(2,896)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,473	(1,062)

COMPREHENSIVE INCOME (LOSS)	15,328	(3,958)
Comprehensive (income) loss attributable to the noncontrolling interest	201	(68)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$15,529	$(4,026)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

Going Concern and Voluntary Reorganization under Chapter 11—The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which reflects the realization of assets and liquidation of liabilities in the normal course of business. The Company’s negative working capital, stockholders’ deficit, and inability to generate sufficient cash flow to meet its obligations give rise to substantial doubt about the Company’s ability to meet cash needs for operations and debt service over the next twelve months and have resulted in filing for voluntary reorganization under Chapter 11 of the bankruptcy code on March 16, 2009 as described below. Despite the elevated level of negotiations with its creditors, the Company is uncertain as to the outcome of its petitions for reorganization relief, so at this time, it cannot predict if and when it would emerge as a restructured company. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern, and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business. These financial statements do not include any adjustments that might result from this uncertainty, including those relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

On March 16, 2009, Primus Telecommunications Group, Incorporated (“Group” or “PTGI”) and three of its subsidiaries, Primus Telecommunications Holding, Inc. (“Holding” or “PTHI”), Primus Telecommunications International, Inc. (“PTII”) and Primus Telecommunications IHC, Inc., (“IHC” and together with Group, Holding and PTII, collectively, the “Debtors”) each filed a voluntary petition (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief (“Reorganization”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended (the “Bankruptcy Code”). Subsequently, the Debtors sought and received an order directing the joint administration of the Chapter 11 Cases under the caption In re: Primus Telecommunications Group, Incorporated, et al., Debtors, Case No. 09-10867. On April 8, 2009, April 20, 2009, and April 24, 2009, filings were made by the Debtors in the Bankruptcy Court concerning amended Disclosure Statements and Joint Plans of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors. On April 24, 2009, an unsecured creditors’ committee was appointed by the United States Trustee.

On April 27, 2009, the Bankruptcy Court approved the Debtors’ use of a disclosure statement dated April 27, 2009 (the “Disclosure Statement”) to solicit votes on the Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors attached thereto (the “Plan”). The Disclosure Statement was distributed to holders of record (as of April 27, 2009) of claims against, and interests in, the Debtors who are entitled to vote on the Plan (the “Record Date”).

The order approving the Disclosure Statement also (i) established the Record Date and a voting deadline of June 5, 2009, (ii) established June 5, 2009 as the last date and time for filing and serving objections to confirmation of the Plan (and related requirements and procedures set forth in such order), and (iii) fixed June 1, 2009 as the deadline for claimants and interest holders to file and serve motions under Bankruptcy Rule 3018(a) requesting temporary allowance of the movant’s claim or interest for purposes of voting.

The hearing concerning confirmation of the Plan has been scheduled before the Bankruptcy Court on June 12, 2009.

The Plan provides for a plan of reorganization of the Debtors on terms that are summarized below:

•	Holding’s Term Loan facility due February 2011 will be reinstated and improved (as described in the description of the Term Loan Modification Term Sheet below), subject to the consent of the requisite holders of IHC’s 14 1/4% Senior Secured Notes and Holding’s 5% Exchangeable Senior Notes and 8% Senior Notes (collectively, the “Holding Senior Notes”);

•

holders of IHC’s 14 1/4% Senior Secured Notes will receive (a) their pro rata reinstatement of $123.5 million of 14 1/4% Senior Secured Notes, subject to certain modifications, (b) their pro rata share of 50% of the new outstanding equity of Group upon its emergence from bankruptcy (“Reorganized Group”) (excluding the management shares described below), and (c) all reasonable fees, expenses and disbursements;

•

holders of the Holding Senior Notes will receive (a) their pro rata share of 50% of the new outstanding equity of Reorganized Group (excluding the management shares described below), (b) their pro rata share of warrants to purchase up to 30% of the new outstanding equity of Reorganized Group (including the management shares described below) on terms described further in the Plan Term Sheet, and (c) all reasonable fees, expenses and disbursements;

•

holders of the 3 3/4% Senior Notes due September 2010, 12 3/4% Senior Notes due October 2009 and Step Up Convertible Subordinated Debentures due August 2009 issued by Group (collectively, the “Group Notes”) (i) will be entitled to receive, following approval by holders of Group Notes (“Group Note Approval”) in accordance with Section 1126(c) of the Bankruptcy Code and confirmation of the Plan, a pro rata share of warrants to purchase up to 15% of the new outstanding equity of Reorganized Group (including the management shares described below) on terms described further in the Plan or (ii) will not receive or retain any property under the Plan in respect of claims regarding the Group Notes if Group Note Approval is not obtained;

•

holders of Group’s outstanding common stock, subject to the provisos below, will receive their pro rata share of contingent value rights (“CVRs”) to acquire up to approximately 15% of the fully diluted new equity of Reorganized Group after the enterprise value of Reorganized Group reaches or exceeds $700 million; provided, however, that in no case shall the issuance of common stock of Reorganized Group in respect of the CVRs lower the recovery for the holders of 14 1/4% Senior Secured Notes, Senior Notes or Group Notes to less than the recovery to such holders prior to the conversion of the CVRs into common stock; provided, further, however that such common stockholders shall not receive or retain property under the Plan in respect of claims regarding the common stock if Group Note Approval is not obtained or such holders of common stock do not approve the Plan in accordance with Section 1126(c) of the Bankruptcy Code; and

•

restricted stock units comprising 4% of the outstanding new equity of Reorganized Group will be issued to the senior management of the Debtors on terms set forth in an exhibit to the Plan, and warrants to acquire up to 6% of the new outstanding equity of Reorganized Group (including the management shares described above) will be available for distribution to the management of the Debtors through a management compensation plan.

On April 14, 2009, certain lenders under the Term Loan agreed to a term sheet (the “Term Loan Modification Term Sheet”) concerning a Term Loan amendment that is to be documented and executed upon satisfaction of a number of conditions precedent, including replacement of the Administrative Agent under the Term Loan and receipt of replacement Administrative Agent approval. Additionally, on April 14, 2009, certain lenders under the Term Loan entered into a forbearance agreement and agreed to forbear certain remedies arising out of the Chapter 11 Cases, subject to certain conditions and potential termination of forbearance (the “Term Loan Forbearance Agreement”). The Plan provides for treatment of the Term Loan as provided for under the Term Loan Modification Term Sheet so long as the Lenders and the Administrative Agent forbear and support the Plan.

The Term Loan Modification Term Sheet and the Term Loan Forbearance Agreement reflect the elevated nature of negotiations with the senior secured Term Loan lenders concerning support by the Term Loan lenders of the Plan; however, a definitive amendment to the Term Loan has not been negotiated and documented in full, and such amendment is subject to consent by certain noteholders and ultimately must be approved by the Bankruptcy Court.

A summary of the terms of the proposed Term Loan amendment as provided for under the Term Loan Modification Term Sheet and Term Loan Forbearance Agreement are set forth under Note 5—“Long-Term Obligations and Liabilities Subject to Compromise; Senior Secured Term Loan Facility—Term Loan Modification Term Sheet” and under “—Forbearance Agreement.”

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

Status of the Reorganization. The Plan and certain agreements, which are subject to conditions and contingencies, and ongoing negotiations with creditors concerning certain outstanding indebtedness of the Debtors and the Reorganization have progressed substantially between the Petition Date and the filing of this Form 10-Q; however, definitive support from all creditors for the Plan has not yet been achieved and in any case would be subject to Bankruptcy Court approval.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In accordance with Statement of Position (SOP) No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” all pre-petition liabilities subject to compromise are segregated in the unaudited Consolidated Condensed Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the unaudited Consolidated Condensed Balance Sheet as of March 31, 2009. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, net, in the unaudited Consolidated Condensed Statements of Operations for the three months ended March 31, 2009. Net cash used for reorganization items is disclosed separately in the unaudited Consolidated Condensed Statements of Cash Flows. The outcome of the plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of the plan, or the effect of any operational changes that may be made in the business.

On emergence from bankruptcy, the amounts reported in the Company’s subsequent financial statements may materially change. The Company anticipates that it will be required to adopt the “fresh start” provisions of SOP No. 90-7, which require that all assets and liabilities be restated to their fair value. Certain of these fair values may differ materially from the values recorded on the accompanying Consolidated Condensed Balance Sheets. Additionally, the Company must also adopt any changes in generally accepted accounting principles (GAAP) that it is otherwise required to adopt within twelve months of such date. Furthermore, it may opt to make other changes in accounting principles and policies upon adoption of fresh start. For all of these reasons, the Company’s financial statements for periods subsequent to its emergence from bankruptcy will not be comparable to previous periods.

The results for the three months ended March 31, 2009 reflect the activities of certain operations as discontinued operations (see Note 10—“Discontinued Operations”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 45.6% of Globility Communications Corporations (GCC) through direct and indirect ownership structures. The results of GCC and its subsidiary are consolidated with the Company’s results based on guidance from Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 (R), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletins (ARB) No. 51.” All intercompany profits, transactions and balances have been eliminated in consolidation. In the first quarter 2009, the Company sold certain assets of its Japan retail operations. Therefore, the Company reported Japan retail operations as a discontinued operation. During the second quarter of 2008, the Company intended and had the authority to sell certain assets of its German retail operations, and therefore, reported this unit as a discontinued operation.

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment to ARB No. 51, “Consolidated Financial Statements.” This statement changes the presentation of outstanding noncontrolling interests in one or more subsidiaries or the deconsolidation of those subsidiaries. As noted above, the Company owns 45.6% of Globility Communications Corporations (GCC) through direct and indirect ownership structures. The results of GCC and its subsidiary are consolidated with the Company’s results based on guidance from FIN No. 46 (R). Reconciliations at the beginning and the end of the period of the total equity, equity attributable to the Company and equity attributable to the noncontrolling interest (in thousands) for the first quarter of 2008 and 2009 are as follows:

			As of March 31, 2008
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock				Accumulated Other Comprehensive Loss
	Total	Comprehensive Income	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Noncontrolling Interest
Balance as of January 1, 2008	$(446,701)		142,633	$1,426	$718,695	$(1,074,778)	$(92,883)	$839
Stock Option Compensation Expense	62	—	—	—	62	—	—	—
Comprehensive Loss
Net income (loss)	(2,896)	(2,896)	—	—	—	(2,999)	—	103
Other comprehensive loss	(1,062)	(1,062)	—	—	—	—	(1,027)	(35)

Comprehensive Loss	(3,958)	$(3,958)

Balance as of March 31, 2008	$(450,597)		142,633	$1,426	$718,757	$(1,077,777)	$(93,910)	$907

			As of March 31, 2009
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock				Accumulated Other Comprehensive Loss
	Total	Comprehensive Income	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Noncontrolling Interest
Balance as of January 1, 2009	$(458,725)		142,695	$1,427	$718,956	$(1,099,809)	$(82,113)	$2,814
Stock Option Compensation Expense	16	—	—	—	16	—	—	—
Comprehensive Income
Net income (loss)	13,855	13,855	—	—	—	13,991	—	(136)
Other comprehensive income (loss)	1,473	1,473	—	—	—	—	1,538	(65)

Comprehensive Income	15,328	$15,328

Balance as of March 31, 2009	$(443,381)		142,695	$1,427	$718,972	$(1,085,818)	$(80,575)	$2,613

Presentation of Taxes Collected—The Company reports any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer (including sales, use, value-added and some excise taxes) on a net basis (excluded from revenues).

Stock-Based Compensation—The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under Statements of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future. The Company also had an Employee Stock Purchase Plan, which was suspended on July 27, 2006, and which allowed employees to elect to purchase stock at 85% of fair market value (determined monthly) and was considered compensatory under SFAS No. 123(R).

The Company recorded $16 thousand and $62 thousand stock-based compensation expenses for the three months ended March 31, 2009 and 2008, respectively, under guidance in SFAS No. 123(R).

The weighted average fair value at date of grant for options granted during the three months ended March 31, 2009 and 2008 was $0.01 and $0.11 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended March 31,
	2009	2008
Expected dividend yield	0%	0%
Expected stock price volatility	130%	96%
Risk-free interest rate	1.6%	2.2%
Expected option term	4 years	4 years

As of March 31, 2009, the Company had 1.0 million unvested awards outstanding of which $0.1 million of compensation expense will be recognized over the weighted average remaining vesting period of 2.13 years. Under the Plan or Reorganization, as described in Note 1—“Going Concern and Voluntary Reorganization under Chapter 11” above, all unvested awards will be cancelled upon the confirmation of the plan by the Bankruptcy Court.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of embedded derivatives, market assumptions used in estimating the fair values of certain assets and liabilities such as marketable securities, long-term obligations and liabilities subject to compromise, the calculation used in determining the fair value of the Company’s stock options required by SFAS No. 123(R), various tax contingencies, asset impairment write-downs, and purchase price allocations.

Newly Adopted Accounting Principles

Effective January 1, 2009, the Company adopted FSP No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. 14-1

requires issuers of convertible debt securities to separate securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. 14-1 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The adoption did not have material effect on the Company’s results of operations, financial position or cash flows.

Effective January 1, 2009, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. The adoption did not have material effect on the Company’s results of operations, financial position or cash flows.

Effective January 1, 2009, the Company adopted SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The adoption did not have material effect on the Company’s results of operations, financial position or cash flows as the Company did not enter into any business combinations during the three months ended March 31, 2009.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 1” and FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157.” The provisions of SFAS No. 157, “Fair Value Measurements”, which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, where adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have a material impact on the Company’s financial statements. FSP 157-1 and FSP 157-2 collectively delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until financial years beginning after November 15, 2008, and changed the scope of SFAS No. 157. On January 1, 2009, the Company adopted the provisions of SFAS No. 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The provisions adopted in the first quarter 2009 did not have an impact on the Company’s financial statements as the Company did not have any fair value measurements of nonfinancial assets and liabilities as of March 31, 2009.

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

The Company has an outstanding cross-currency principal and interest rate agreement with Lehman Brothers Special Financing, Inc., who entered bankruptcy in October 2008 and ceased performing on the agreement, and has estimated the value to be zero, requiring a write-off of $1.2 million in the third quarter of 2008, and has moved the instrument from Level 2 to Level 3 because the counter party’s credit risk is not observable.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging” with the intent to provide users of financial statements with an enhanced understanding of the use of derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective for financial statements issued for fiscal years interim periods beginning after November 15, 2008. The adoption on January 1, 2009 did not have a material impact on the Company’s results of operations, financial position and cash flows.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of March 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$3,742	$(3,273)	$469	$3,806	$(3,150)	$656
Other	1,568	(1,515)	53	1,665	(1,575)	90

Total	$5,310	$(4,788)	$522	$5,471	$(4,725)	$746

Amortization expense for customer lists and other intangible assets for the three months ended March 31, 2009 and 2008 was $0.3 million and $0.5 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the remainder of 2009 and the year ended December 31, 2010 and 2011 to be approximately $0.2 million, $0.2 million and $0.1 million, respectively.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of March 31, 2009	As of December 31, 2008
Goodwill	$32,003	$32,688

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows (in thousands):

	United States	Canada	Asia-Pacific	Total
Balance as of January 1, 2009
Gross Goodwill	$198,140	$102,777	$30,775	$331,692
Accumulated impairment losses	(197,983)	(80,864)	(20,157)	(299,004)

Net Goodwill	157	21,913	10,618	32,688
Effect of change in foreign currency exchange rate	3	(470)	(218)	(685)

Balance as of March 31, 2009
Gross Goodwill	198,143	102,307	30,557	331,007
Accumulated impairment losses	(197,983)	(80,864)	(20,157)	(299,004)

Net Goodwill	$160	$21,443	$10,400	$32,003

5. LONG-TERM OBLIGATIONS AND LIABILITIES SUBJECT TO COMPROMISE

On March 16, 2009, the Company and certain holding company subsidiaries filed for voluntary reorganization under Chapter 11 (see Note 1—“Proceedings Under Chapter 11 of The Bankruptcy Code”). The

filings for bankruptcy constituted an event of default that triggered repayment obligations under a number of debt instruments. As a result of the event of default, all obligations under the affected debt agreements became automatically and immediately due and payable. Additionally, the filing of the Chapter 11 Cases constituted an event of default through a cross default provision of the Canadian Financing Facility; however a waiver of that default provision was obtained from the lender as described under the Canadian Financing Facility below. Certain other vendor and capital lease obligations are not in default because they are held in operating companies that were not part of the bankruptcy filings. The Debtors believe that any efforts to enforce the payment obligations under the defaulted debt agreements are stayed as a result of the filing of such Chapter 11 Cases in the Bankruptcy Court (subject to certain exceptions contemplated by the Term Loan Modification Term Sheet, described below, following Bankruptcy Court approval).

Long-term obligations consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Obligations under capital leases and other	$4,746	$4,851
Leased fiber capacity	2,149	2,172
Senior secured term loan facility*	96,000	96,250
Financing facility	32,750	35,000
Senior notes*	—	200,186
Senior secured notes*	—	198,960
Exchangeable senior notes*	—	25,122
Convertible senior notes*	—	34,006
Step up convertible subordinated debentures*	—	8,290

Subtotal	135,645	604,837
Less: Current portion of long-term obligations	(105,847)	(564,797)

Total long-term obligations	$29,798	$40,040

*	As of March 31, 2009, certain liabilities are subject to compromise as part of the Plan and are classified as liabilities subject to compromise as described below. The senior secured term loan facility is expected to be fully reinstated as part of the Plan, and thus is not classified as a liability subject to compromise.

The following table reflects the contractual payments of principal and interest for all long-term obligations as of March 31, 2009 as follows (note—this table only represents liabilities that are not subject to compromise as described below):

Year Ending December 31,	Vendor Financing and Other	Senior Secured Term Loan Facility (1)	Financing Facility	Total
2009 (as of March 31, 2009)	$2,022	$10,697	$7,831	$20,550
2010	5,019	16,616	7,685	29,320
2011	462	89,625	21,036	111,123
2012	90	—	—	90
2013	64	—	—	64
Thereafter	33	—	—	33

Total Minimum Principal & Interest Payments	7,690	116,938	36,552	161,180
Less: Amount Representing Interest	(795)	(20,938)	(3,802)	(25,535)

Total Long Term Obligations	$6,895	$96,000	$32,750	$135,645

(1)	For preparation of this table, the Company has assumed the interest rate of the Senior Secured Term Loan Facility to be 12.0% and principal payments as according to the Term Loan Modification Term Sheet.

Liabilities Subject to Compromise

Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with SOP No. 90-7, these liabilities are adjusted to the amount of the allowed claim by the court and are classified as liabilities subject to compromise in the Consolidated Condensed Balance Sheet as of March 31, 2009, which are different than the prepetition amounts originally recorded on the financial statements due to certain debt premiums, discounts and future interest payments recorded as long-term obligations that were written off during the period. See Note 12—“Reorganization Items, Net.” Adjustments to the claims may result from negotiations, payments authorized by Court order or other events. It is anticipated that such adjustments, if any, could be material. Payment terms for the liabilities subject to compromise will be established in connection with a plan of reorganization. Liabilities subject to compromise are classified separately from long-term obligations and current liabilities.

The following table summarizes the components of liabilities subject to compromise in the Consolidated Condensed Balance Sheet as of March 31, 2009 (in thousands):

March 31, 2009
8% Senior Notes of Holding due January 2014	$186,000
14 1/4% Senior Secured Notes of IHC due May 2011	173,157
3 3/4% Convertible Notes of Group due September 2010	34,200
5% Exchangeable Senior Notes of Holding due June 2010	23,369
12 3/4% Senior Notes of Group due October 2009	14,186
Step Up Convertible Subordinated Debentures	8,641
Accrued Interest	11,497

Liabilities Subject to Compromise	$451,050

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

The Facility was to be repaid in 24 quarterly installments, which began on June 30, 2005, at a rate of one percent of the original principal per year over the next five years and nine months, and the remaining balance repaid on the sixth anniversary date of the Facility, with early redemption at a premium to par at Holding’s option at any time after February 18, 2006. The Facility is guaranteed by the Company and certain of Holding’s domestic subsidiaries and is secured by certain assets of Holding and its guarantor subsidiaries and by partial stock pledges of certain foreign subsidiaries.

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

The debt under the Facility is in default as a result of the bankruptcy filing on March 16, 2009. It is classified as current portion of long-term obligations on the balance sheet at March 31, 2009.

On April 14, 2009, Holding and certain affiliates who are party to the Term Loan (collectively, the “Primus Term Loan Parties”) agreed to a term sheet with a group of lenders under the Term Loan (the “Term Loan Ad Hoc Committee”) which comprise a requisite number to support and consent to an amendment to the Term Loan as part of the Company’s Plan of Reorganization (the “Term Loan Modification Term Sheet”) and executed a forbearance agreement, as discussed below, whereby the Term Loan lenders have agreed to forbear from exercising rights and remedies related to certain defaults and events of default under the Term Loan (including events related to the Chapter 11 Cases and Reorganization) subject to the terms and conditions described below. The Term Loan Modification Term Sheet contemplates a waiver of defaults and events of default under the Term Loan, including those arising out of the Chapter 11 Cases and the Reorganization, subject to the satisfaction of certain conditions precedent to executing an amendment to the Term Loan and Plan confirmation accepting the amendment reflecting the Term Loan Modification Term Sheet.

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

In addition, the Term Loan Modification Term Sheet is subject to a number of conditions precedent, including the following:

•	the release of Lehman Commercial Paper Inc. (“LCPI”) as Administrative Agent and the appointment of a replacement Administrative Agent;

•	the bring-down of certain representations and warranties under the Term Loan agreement (excluding no default and bankruptcy representations and warranties);

•	an accounting of borrowers’ and guarantors’ intercompany receivables and payables; and

•	delivery of certain account control agreements and officer certificates.

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

The Term Loan Modification Term Sheet provides for:

•	the replacement of LCPI as Administrative Agent under the Term Loan, with a replacement agent reasonably acceptable to the Company and the Term Loan lenders;

•	first priority liens in all of the Collateral, except for permitted liens, with the same collateral basket as the Term Loan, subject to exceptions for certain specified account control agreements;

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

Failure of Debtors to file amended plan of reorganization with treatment set forth in Term Loan Modification Term Sheet (“Amended Plan”) and amended disclosure statement (“Amended Disclosure Statement”) with Bankruptcy Court on or before*

April 20, 2009

Failure of Bankruptcy Court to enter Order approving Amended Disclosure Statement, in form and substance reasonably satisfactory to the Required Lenders, on or before*	May 15, 2009

Failure of Debtors and Required Lenders to modify agreements under Term Loan consistent with Term Loan Modification Term Sheet (“Modified Loan Documents”) on or before**	May 15, 2009

Failure of Bankruptcy Court to enter Order confirming the Amended Plan (“Confirmation Order”) on or before	June 30, 2009

Failure of Debtors to consummate the Amended Plan on or before	July 15, 2009 (“Plan Effective Date”)

Failure of Debtors or non-Debtor subsidiaries to timely make, or fail payment of, scheduled principal or interest required under Term Loan (“Loan Document Payments”)	Prior to Plan Effective Date

*	On April 20, 2009, the Debtors filed the Plan and on April 27, 2009, the Bankruptcy Court entered Order approving the Amended Disclosure Statement. As a result, triggers of the first two Failure Events described above with regard to the Term Loan Forbearance Agreement were avoided.
**	On May 15, 2009, the Debtors reached an agreement with the Term Loan Ad Hoc Committee to modify the Term Loan Forbearance Agreement to extend the date by which the Debtors and the Required Lenders are required to modify agreements under Term Loan consistent with Modified Loan Documents to May 25, 2009.

Termination of Forbearance also can occur in the event:

•	of certain noteholder, or indenture trustee, objection to Loan Document Payments;

•	any Chapter 11 Case is converted to case under Chapter 7 of Bankruptcy Code;

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

•	failure to replace LCPI with an administrative agent reasonably acceptable to the Company and the Required Lenders on or before the Plan Effective Date;

•	the failure of the Debtors or any non-Debtor subsidiaries to pay all reasonable invoiced and unpaid fees and expenses of the Required Lenders’ advisors on or before the Plan Effective Date;

•

the Bankruptcy Court shall enter an order approving the use of cash collateral or otherwise approving the Debtors’ use of cash to fund the Chapter 11 Cases without the prior written consent of the Required Lenders; or

•	the filing of a petition for relief under the Bankruptcy Court by a non-Debtor Guarantor.

While the Term Loan Forbearance Agreement is in effect, Forbearance shall be operative with respect to Forbearance Defaults and Covenants, but shall not constitute a forbearance with respect to any failure of the Company, Holding, PTII or any Guarantor to comply with any other covenant or other provision in the Term Loan Agreement or any of the Loan Documents or the occurrence of other present or future Default or Event of Default. None of these items has occurred.

Canadian Financing Facility

In March 2007, the Company entered into a Senior Secured Credit Agreement (“Canadian Financing Facility”) with a financial institution, to refinance an existing Canadian credit facility. The Canadian Financing Facility provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matures in March 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Canadian Financing Facility is secured by the assets of the Company’s Canadian operations and certain guarantees. At March 31, 2009, the Company had an outstanding liability of $32.8 million under the Canadian Financing Facility.

In October 2007, the Company entered into a cross-currency principal and interest rate swap agreement, a portion of which was required by the Canadian Financing Facility, which fixed the interest rate at 9.21% starting from October 31, 2007. The cross-currency principal and interest rate swap agreement’s counter party is Lehman Brothers Special Financing, Inc. (“Lehman SFI”). Lehman SFI entered into bankruptcy in early October 2008 following its ultimate parent entering bankruptcy in mid-September 2008. Since September 2008 month end interest rate swap payments were not made by Lehman SFI to Primus nor, correspondingly, were payments made from Primus to Lehman SFI. While the covenant language is arguably ambiguous, management believed that the swap agreement with Lehman SFI continued to be in force with respect to the requirements under the Canadian Financing Facility and, accordingly, that no breach or event of default had occurred. Because of the possible multiple interpretations of the covenant language, management specifically addressed these points in the Waiver and Amendment Agreement (described below).

On March 10, 2009, Group’s indirect wholly-owned Canadian subsidiary, Primus Telecommunications Canada Inc. (“Primus Canada”), 3082833 Nova Scotia Company and certain affiliate guarantors entered into a Waiver and Amendment Agreement (the “Waiver and Amendment”) to their $35 million Canadian Financing Facility with Guggenheim Corporate Funding, LLC, as Administrative Agent and Collateral Agent.

The lenders under the Waiver and Amendment waived events constituting events of default and potential events of default under the Canadian Financing Facility, subject to the terms and conditions of the Waiver and Amendment. Such events included waivers covering certain specified events that have occurred and may constitute an event of default under the Canadian Financing Facility and Anticipated Events, including anticipated events of default. Anticipated events include events related to the plan of reorganization involving one or more of the guarantors and contemplated by the Waiver and Amendment (the “Contemplated Plan”), the occurrence of a material adverse effect arising as a result of the Chapter 11 Cases, the failure of a guarantor to make payment when due with respect to indebtedness (or the acceleration of indebtedness) of a guarantor at any time before the Contemplated Plan is effective and certain provisions of the guarantee being deemed invalid or unenforceable against a guarantor in connection with the Chapter 11 Cases for the Canadian Financing Facility. Specified waived events include:

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

On March 10, 2009, a principal prepayment of $1,750,000 was paid upon the execution of the Waiver and Amendment. On March 31, 2009 and April 30, 2009, respectively, principal payments of $500,000 were made as required under the Waiver and Amendment.

In connection with the Waiver and Amendment, the applicable margin under the Canadian Financing Facility was increased to LIBOR +4.50%, with a 2.50% LIBOR floor, and the maturity date was changed to May 21, 2011.

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

The Company is currently in compliance with each of these items.

Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures (see —“Liabilities Subject to Compromise” above)

14  1/4% Senior Secured Notes

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

The 14  1/4% Senior Secured Notes will mature on May 20, 2011 with early redemption at a premium to par at IHC’s option at any time after February 2008. During specified periods, IHC may redeem at par up to 35% of the aggregate principal amount of the 14  1/4% Senior Secured Notes with the net cash proceeds of certain equity offerings of the Company. Accrued interest will be paid each May 31st and November 30th, beginning May 31st, 2007. The effective interest rate for the 14  1/4% Senior Secured Notes at December 31, 2008 was 12.4% for those amounts not related to the troubled debt restructuring discussed above. (see Note 13—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information.”)

In December 2008, the Company made open market purchases of $2.1 million principal amount of its 14  1/4% Senior Secured Notes, resulting in a $2.0 million gain on early extinguishment of debt including the write-off of related deferred financing costs. The notes are held by the Company as treasury bonds and have been recorded as a reduction of long-term obligations. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as a liability subject to compromise on the balance sheet as of March 31, 2009.

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

The 5% Exchangeable Senior Notes mature on June 30, 2010, as a result of the Company increasing its equity (through designated transactions) in the aggregate of $25 million during June and July 2007. Interest on the 5% Exchangeable Senior Notes is paid at the rate of 5% per annum on each June 30 and December 30, beginning on December 30, 2006. Under certain circumstances, the Company may elect to make interest payments in shares of common stock, although the holders of the 5% Exchangeable Senior Notes were entitled to receive the first two semi-annual interest payments wholly in cash. The 5% Exchangeable Senior Notes are exchangeable into the Company’s common stock at a conversion price of $1.20 per share of common stock, subject to adjustment in certain circumstances. If the closing bid price of the Company’s common stock, for at least 20 trading days in any consecutive 30 trading-day period, exceeds 150% of the conversion price then in effect, the Company may elect to exchange the senior notes for shares of the Company’s common stock at the conversion price, subject to certain conditions, including that no more than 50% of the 5% Exchangeable Senior Notes may be exchanged by the Company within any 30-day period. As of March 31, 2009, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may require the Company to repurchase the 5% Exchangeable Senior Notes at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The 5% Exchangeable Senior Notes are guaranteed by Primus Telecommunications Group, Incorporated (Group) (see Note 13—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

In May 2008, the Company restructured $33.0 million principal amount of the 5% Exchangeable Senior Notes; see prior disclosure regarding the 14  1/4% Senior Secured Notes within this footnote. The outstanding 5% Exchangeable Senior Notes are convertible in the aggregate into 19,474,167 shares of the Company’s common stock. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as a liability subject to compromise on the balance sheet as of March 31, 2009.

8% Senior Notes

In January 2004, Holding, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% Senior Notes with semi-annual interest payments due on January 15th and July 15 th, with early redemption at a premium to par at Holding’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 8% Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at December 31, 2008 was 8.4%. During specified periods, Holding may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. The 8% Senior Notes are guaranteed by Group (see Note 13—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

During the year ended December 31, 2004, the Company reduced $5.0 million principal balance of the 8% Senior Notes through open market purchases. In May 2008, the Company restructured $49.0 million principal amount of the 8% Senior Notes; see prior disclosure regarding the 14  1/4% Senior Secured Notes within this footnote. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as a liability subject to compromise on the balance sheet as of March 31, 2009.

Step Up Convertible Subordinated Debentures

In the first quarter 2006, the Company completed the exchange of $27.4 million principal amount of the 5  3/4% convertible subordinated debentures due 2007 (“2000 Convertible Subordinated Debentures”) for $27.5 million principal amount of the Step Up Convertible Subordinated Debentures through two transactions. The Company recognized a gain on early extinguishment of debt of $1.5 million in connection with this exchange.

The Step Up Convertible Subordinated Debentures will mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The Step Up Convertible Subordinated Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009, subject to adjustment in certain circumstances. The Indenture permits the Company, at its sole option, to require conversion if the Company’s stock trades at 150% of the conversion price for at least 20 days within a 30 day period, subject to certain conditions, including that no more than 25% of the notes may be exchanged within any 30 day trading period. As of March 31, 2009, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price.

During the quarter ended June 30, 2007, the Company exchanged 6,000,000 shares of the Company’s common stock for the extinguishment of $5.0 million in principal amount of these convertible subordinated debentures. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt,” the Company recognized an induced conversion expense of $1.6 million and $0.7 million write-off of debt discount and deferred financing costs in connection with this conversion. During the first quarter 2008, the Company made open market purchases of $13.8 million principal amount of its Step Up Convertible Subordinated Debentures, resulting in a $2.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs. The outstanding Step Up Convertible Subordinated Debentures are convertible in the aggregate into 7,279,697 shares of the Company’s common stock. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as a liability subject to compromise on the balance sheet as of March 31, 2009.

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

In the second quarter 2006, the Company restructured $54.8 million principal amount of 3  3/4% Convertible Senior Notes; see prior disclosure regarding the 5% Exchangeable Senior Notes within this footnote. In May 2008, the Company restructured $43.1 million principal amount of 3  3/4% Convertible Senior Notes; see prior disclosure regarding the 14  1/4% Senior Secured Notes within this footnote. The outstanding notes are convertible in the aggregate into 3,668,190 shares of the Company’s common stock. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as a liability subject to compromise on the balance sheet as of March 31, 2009.

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

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 3  3/4% Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 3  3/4% Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company is accreting the difference between the face values of the Step Up Convertible Subordinated Debentures and the 3  3/4% Convertible Senior Notes and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated Debentures and the 3  3/4% Convertible Senior Notes. Prior to March 16, 2009, when Debtors filed bankruptcy petition, the carrying value of the Step Up Convertible Subordinated Debentures (face value of $8.6 million) was $8.4 million, and the carrying value of the 3  3/4% Convertible Senior Notes (face value of $34.2 million) was $34.0 million. The effective interest rates of the Step Up Convertible Subordinated Debentures and the 3  3/4% Convertible Senior Notes at December 31, 2008 were 14.0% and 4.7%, respectively.

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

During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the 12  3/4% Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the 12  3/4% Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million principal amount of these senior notes. During the quarter ended March 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million principal amount of these senior notes. During the first quarter 2007, the Company restructured $40.7 million principal amount of the 12  3/4% Senior Notes; the Company entered into a supplemental indenture, amending the terms to eliminate certain covenants. See prior disclosure regarding the 14  1/4% Senior Secured Notes within this footnote. During the remainder of 2007, the Company retired $10.5 million principal amount of the 12  3/4% Senior Notes through open market purchases. In the first quarter 2008, the Company made open market purchases of $0.8 million principal amount of its 12  3/4% Senior Notes, resulting in a $0.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs. In May 2008, the Company restructured $5.3 million principal amount of the 12  3/4% Senior Notes; see prior disclosure regarding the 14  1/4% Senior Secured Notes within this footnote. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as a liability subject to compromise on the balance sheet as of March 31, 2009.

Leased Fiber Capacity

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance in three equal monthly principal payments in the first quarter 2007. In February 2007, the Company again renegotiated the payment terms of its $6.9 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. During the third quarter 2008, the payment terms were again renegotiated to extend payment of the principal balance of $2.1 million (3.1 million AUD) to June 2010 with monthly payments of interest at a rate of 13.5%. If certain conditions are not met, including certain purchase targets by September 30, 2009, Optus Networks Pty. Limited may give 30 days notice requiring full payment of the principal balance. At March 31, 2009 and December 31, 2008, the Company had a liability recorded in the amount of $2.1 million (3.1 million AUD) and $2.2 million (3.1 million AUD), respectively.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement for network equipment. Payments are made over a five-year term ending October 2010. The effective interest rate on the current borrowing is 9.3%. At March 31, 2009 and December 31, 2008, the Company had a liability recorded under this agreement in the amount $2.6 million (3.8 million AUD) and $2.9 million (4.2 million AUD), respectively. At December 31, 2007, the Company was in breach of a covenant under the financing arrangement. Breach of such covenant was waived by the lender on February 8, 2008. No such breach existed as of March 31, 2009.

6. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of March 31, 2009 are as follows (in thousands):

Year Ending December 31,	Vendor Financing	Purchase Obligations	Operating Leases
2009 (as of March 31, 2009)	$2,022	$19,154	$12,989
2010	5,019	13,812	13,724
2011	462	1,873	10,186
2012	90	1,178	8,559
2013	64	—	6,038
Thereafter	33	—	9,075

Total minimum lease payments	7,690	36,017	60,571
Less: Amount representing interest	(795)	—	—

	$6,895	$36,017	$60,571

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $6.3 million and $8.8 million for the three months ended March 31, 2009 and 2008, respectively.

Rent expense under operating leases was $3.3 million and $4.3 million for the three months ended March 31, 2009 and 2008, respectively.

Litigation

Legal Proceedings Related to the Chapter 11 Cases

On March 16, 2009, each of Group, Holding, PTII and IHC filed Chapter 11 Cases in the United States Bankruptcy Court for the District of Delaware for reorganization relief under Chapter 11 of the Bankruptcy Code. Subsequently, the Debtors sought and received an order directing joint administration of the Debtors’ Chapter 11 Cases under the caption, In re: Primus Telecommunications Group, Incorporated, et al., Debtors Case No. 09-10867. On April 24, 2009, an unsecured creditors’ committee was appointed by the United States Trustee. On April 27, 2009, the Bankruptcy Court approved the use of the Debtor’s Disclosure Statement, which attached thereto the Plan, to solicit votes for the Plan and set a Plan confirmation hearing date for June 12, 2009 (see Note 1—“Proceedings Under Chapter 11 of The Bankruptcy Code”).

The Plan is subject to a number of uncertainties and contingencies and is subject to Bankruptcy Court confirmation. The Company is unable to assess the ultimate outcome of the Chapter 11 Cases.

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

A summary of stock option activity during the three months ended March 31 is as follows:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—Beginning of quarter	7,814,403	$1.85	7,368,262	$2.09
Granted	300,000	$0.04	910,000	$0.36
Exercised	—	$—	—	$—
Forfeitures	(276,641)	$2.25	(131,941)	$2.26

Outstanding—end of quarter	7,837,762	$1.77	8,146,321	$1.89

Eligible for exercise—end of quarter	6,854,423	$1.98	6,597,400	$2.21

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$ 0.03 to $ 0.29	310,000	9.86	$0.04	$—	—	0.00	$—	$—
$ 0.36 to $ 0.79	1,713,833	7.48	$0.53	$—	1,070,494	6.75	$0.63	$—
$ 0.87 to $ 0.88	110,000	6.75	$0.87	$—	110,000	6.75	$0.87	$—
$ 0.90	748,450	2.27	$0.90	$—	748,450	2.27	$0.90	$—
$ 0.92	592,500	6.61	$0.92	$—	592,500	6.61	$0.92	$—
$ 0.93 to $ 0.99	110,000	3.88	$0.98	$—	80,000	4.14	$0.98	$—
$ 1.33 to $ 1.65	1,454,505	3.73	$1.65	$—	1,454,505	3.73	$1.65	$—
$ 1.90 to $ 2.38	1,678,874	3.75	$1.97	$—	1,678,874	3.75	$1.97	$—
$ 3.03 to $ 6.30	1,101,500	5.35	$4.89	$—	1,101,500	5.35	$4.89	$—
$12.31 to $31.94	18,100	0.63	$22.49	$—	18,100	0.63	$22.49	$—

	7,837,762	5.14	$1.77	$—	6,854,423	4.60	$1.98	$—

The number of unvested options expected to vest is 0.4 million shares, with a weighted average remaining life of 8.9 years, a weighted average exercise price of $0.29, and an intrinsic value of $0.

Under the Plan of Reorganization, as described in Note 1—“Going Concern and Voluntary Reorganization under Chapter 11” above, all unvested awards will be cancelled upon the confirmation of the plan by the Bankruptcy Court.

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

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for three months ended March 31, 2009 and 2008. As of March 31, 2009, 54,000 shares have been issued and none are considered restricted.

8. INCOME TAXES

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2000, 2002 - 2008
Australia	2001 - 2008
Canada	2003 - 2008
United Kingdom	2006 - 2008
Netherlands	2007 - 2008

The Company is currently under examination in other foreign tax jurisdictions, none of which are individually material.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

On an ongoing basis, the Company monitors activity in its 5% shareholder base for substantial changes in ownership as defined under Internal Revenue Code Section 382 (“Section 382”). In 2009 and the rest of the testing periods under Section 382, the Company has had significant activity in this shareholder base, but upon review of the 13G filings and other available data the Company believes that an ownership change did not occur during the three months ended March 31, 2009. If a change is to occur, the resulting Section 382 limitation would place severe limits on the Company’s ability to utilize the United States net operating losses.

As a result of the Company’s March 16, 2009 petition to file for reorganization under Chapter 11 of Title 11 of the United States Code, certain United States tax attributes may be reduced upon reorganization emergence later this year.

9. OPERATING SEGMENT AND RELATED INFORMATION

The Company has five reportable operating segments based on management’s organization of the enterprise into geographic areas—United States, Canada, Europe and Australia, with the wholesale business within each region managed as a separate global segment. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Operations and assets of the United States segment include shared corporate functions and assets, which the Company does not allocate to its other geographic segments for management reporting purposes. The wholesale business’ assets are indistinguishable from the respective geographic segments. Therefore, any reporting related to the wholesale business for assets, capital expenditures or other balance sheet items is impractical.

Summary information with respect to the Company’s segments is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net Revenue by Geographic Region
United States
United States	$41,455	$42,659
Other	3,267	2,157

Total United States	44,722	44,816

Canada
Canada	53,245	68,449

Total Canada	53,245	68,449

Europe
United Kingdom	25,300	17,377
Germany	5	4,909
France	7,757	5,766
Spain	2,285	3,403
Italy	6,627	3,340
Other	2,506	3,194

Total Europe	44,480	37,989

Australia
Australia	52,027	74,075
Other	—	105

Total Australia	52,027	74,180

Total net revenue	$194,474	$225,434

Net Revenue by Segment
United States	$21,362	$25,290
Canada	53,245	68,449
Europe	13,637	15,765
Australia	52,027	74,075
Wholesale	54,203	41,855

Total	$194,474	$225,434

Provision for Doubtful Accounts Receivable
United States	$657	$804
Canada	566	346
Europe	116	198
Australia	618	1,268
Wholesale	273	212

Total	$2,230	$2,828

Income (Loss) from Operations
United States	$(551)	$502
Canada	9,428	11,525
Europe	(205)	(1,465)
Australia	4,261	(81)
Wholesale	694	(768)

Total	$13,627	$9,713

Capital Expenditures
United States	$192	$360
Canada	1,948	2,142
Europe	137	467
Australia	509	3,889

Total	$2,786	$6,858

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	March 31, 2009	December 31, 2008
Property and Equipment—Net
United States
United States	$14,638	$15,590
Other	616	504

Total United States	15,254	16,094

Canada
Canada	43,469	44,234

Total Canada	43,469	44,234

Europe
United Kingdom	5,616	5,965
Other	499	577

Total Europe	6,115	6,542

Australia
Australia	43,043	45,151
Other	106	131

Total Australia	43,149	45,282

Total	$107,987	$112,152

	March 31, 2009	December 31, 2008
Assets
United States
United States	$6,385	$28,230
Other	4,172	4,263

Total United States	10,557	32,493

Canada
Canada	124,567	121,105

Total Canada	124,567	121,105

Europe
United Kingdom	27,645	23,597
Germany	945	2,710
Italy	9,074	9,301
France	8,022	6,326
Other	32,943	33,262

Total Europe	78,629	75,196

Australia
Australia	88,554	97,645
Other	3,711	4,005

Total Australia	92,265	101,650

Total	$306,018	$330,444

The Company offers three main products—voice, data/Internet and VOIP in all of our segments. Net revenue information with respect to the Company’s products is as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Voice	$121,647	$143,203
Data/Internet	35,474	47,324
VOIP	37,353	34,907

Total	$194,474	$225,434

10. DISCONTINUED OPERATIONS

In the first quarter 2009, the Company sold certain assets of its Japan retail operations. The sale price was $0.4 million (40 million Japanese yen), which included $0.2 million (20 million Japanese yen) in cash and $0.2 million (20 million Japanese yen) receivable. The Company recorded a $0.3 million gain from sale of assets. The Company reported Japan retail operations as a discontinued operation.

In the second quarter 2008, the Company determined it would sell its German retail operations. However, buyers were not found; therefore the Company decided it would cease operations of the German retail business during the first quarter of 2009.

As a result of these events, the Company’s consolidated financial statements reflect the Japan retail operations and German retail operations as discontinued operations for the three months ended March 31, 2009 and 2008. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as loss from discontinued operations.

Summarized operating results of the discontinued operations for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	For the Three Month Ended
	March 31, 2009	March 31, 2008
Net revenue	$293	$1,167
Operating expenses	705	1,217

Loss from operations	(412)	(50)
Interest expense	—	—
Interest income and other income	19	5

Loss from discontinued operations	$(393)	$(45)

11. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period.

Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents. Potentially dilutive common shares primarily include the dilutive effects of common shares issuable under the Company’s stock option compensation plans computed using the treasury stock method and the dilutive effects of shares issuable upon conversion of its 5% Exchangeable Senior Notes, the Step Up Convertible Subordinated Debentures, the 3  3/ 4% Convertible Senior Notes and the 2000 Convertible Subordinated Debentures.

For the three months ended March 31, 2009, the following could potentially dilute income per common share in the future but was excluded from the calculation of diluted income per common share due to its antidilutive effect:

•	7.8 million shares issuable under the Company’s stock option compensation plans, and

•	3.7 million shares issuable upon conversion of the 3 3/ 4% Convertible Senior Notes.

The Company had no dilutive common share equivalents during the three months ended March 31, 2008. The following could potentially dilute income per common share in the future but were excluded from the calculation of diluted loss per common share for the three months ended March 31, 2008 due to their antidilutive effects:

•	8.1 million shares issuable under the Company’s stock option compensation plans,

•	46.9 million shares issuable upon conversion of the 5% Exchangeable Senior Notes,

•	7.3 million shares issuable upon the conversion of the Step Up Convertible Subordinated Debentures, and

•	8.3 million shares issuable upon conversion of the 3 3/ 4% Convertible Senior Notes.

As described in Note 1—“Going Concern and Voluntary Reorganization under Chapter 11” above, the Plan provides that holders of the Company’s outstanding common stock may be entitled to receive, following Plan confirmation, subject to certain conditions and provisions their pro rata share of CVRs that could enable such holders to acquire, subject to certain conditions and provisions, up to approximately 15% of the fully diluted new equity of Reorganized Group.

A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2009	2008
Income (loss) from continuing operations	$14,133	$(2,954)
Loss from discontinuing operations, net of tax	(393)	(45)
Gain from sale of discontinued operations, net of tax	251	—

Income (loss) attributable to common stockholders - basic	13,991	(2,999)
Adjustment for interest expense on Step Up
Convertible Subordinated Debentures	210	—

Income (loss) attributable to common stockholders - diluted	$14,201	$(2,999)

Weighted average common shares outstanding - basic	142,695	142,633
In-the-money options exercisable under stock option compensation plans	—	—
5% Exchangeable Senior Notes	19,474	—
Step Up Convertible Subordinated Debentures	7,280	—

Weighted average common shares outstanding - diluted	169,449	142,633

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.10	$(0.02)
Loss from discontinued operations	(0.00)	(0.00)
Gain from sale of discontinued operations	0.00	—

Net income (loss)	$0.10	$(0.02)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.08	$(0.02)
Loss from discontinued operations	(0.00)	(0.00)
Gain from sale of discontinued operations	0.00	—

Net income (loss)	$0.08	$(0.02)

12. REORGANIZATION ITEMS, NET

Reorganization items, net, represents amounts incurred as a direct result of the Chapter 11 filings and is presented separately in the Consolidated Condensed Statements of Operations. The following describes the components of reorganization items, net (in thousands):

For the Three Months Ended March 31, 2009
Professional Fees	($3,796)
Debt Premium, Discount and Deferred Financing Costs Write-off	(91)
Reversal of Future Interest Payments Recorded as Long Term Obligations	20,453
Interest Income	2

Reorganization Items, net	$16,568

Professional fees include financial and legal services directly associated with the reorganization process. Payments for the three months ended March 31, 2009 for professional fees and retainers were $3.8 million. In accordance with SOP No. 90-7, the Company ceased amortization of debt premiums, discounts and deferred financing costs related to the liabilities subject to compromise on the Petition Date. The $3.5 million of unamortized debt premiums and discounts has been written off and recorded as a gain, offset by the expensing of $3.6 million of unamortized deferred financing costs, as an adjustment to the net carrying value of the pre-petition debt. Long term debt was further reduced by $20.5 million of future interest payable that previously had been recorded as a portion of long-term obligations for the 14 1/4% Senior Secured Notes and 5% Exchangeable Senior Notes as the issuance of these notes had been deemed troubled debt restructurings.

13. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Consolidating Financial Statements for Holding Debt Issuances

Holding’s 8% Senior Notes and 5% Exchangeable Senior Notes are fully and unconditionally guaranteed by Group on a senior basis as of March 31, 2009. As discussed in Note 1, on March 16, 2009, Holding, Group, IHC and PTII filed for bankruptcy. Group has a 100% ownership in Holding and no direct subsidiaries other than Holding. Accordingly, the following consolidating condensed financial information as of March 31, 2009 and 2008 are included for (a) Group on a stand-alone basis; (b) Holding on a stand-alone basis; (c) Group indirect non-guarantor subsidiaries on a combined basis; and (d) Group on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended March 31, 2009
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$194,474	$—	$194,474
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	129,374	—	129,374
Selling, general and administrative	1,039	990	43,407	—	45,436
Depreciation and amortization	—	—	6,096	—	6,096
Gain on sale or disposal of assets	—	—	(59)	—	(59)

Total operating expenses	1,039	990	178,818	—	180,847

INCOME (LOSS) FROM OPERATIONS	(1,039)	(990)	15,656	—	13,627
INTEREST EXPENSE	(794)	(5,623)	(4,359)	—	(10,776)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(129)	—	318	—	189
INTEREST AND OTHER INCOME	—	—	235	—	235
FOREIGN CURRENCY TRANSACTION LOSS	(67)	(193)	(2,789)	—	(3,049)
INTERCOMPANY INTEREST	(2,078)	(4,367)	6,445	—	—
MANAGEMENT FEE	—	1,049	(1,049)	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(4,107)	(10,124)	14,457	—	226
REORGANIZATION ITEMS—NET	(2,169)	(3,906)	22,643	—	16,568

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(6,276)	(14,030)	37,100	—	16,794
INCOME TAX EXPENSE	—	—	(2,797)	—	(2,797)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(6,276)	(14,030)	34,303	—	13,997
EQUITY IN NET INCOME OF SUBSIDIARIES	20,267	34,297	—	(54,564)	—

INCOME FROM CONTINUING OPERATIONS	13,991	20,267	34,303	(54,564)	13,997
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(393)	—	(393)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	251	—	251

NET INCOME	13,991	20,267	34,161	(54,564)	13,855
Less: Net loss attributable to the noncontrolling interest	—	—	136	—	136

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$13,991	$20,267	$34,297	$(54,564)	$13,991

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$13,991	$20,267	$34,439	$(54,564)	$14,133
Loss from discontinued operations	—	—	(393)	—	(393)
Gain from sale of discontinued operations	—	—	251	—	251

Net income	$13,991	$20,267	$34,297	$(54,564)	$13,991

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended March 31, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$225,434	$—	$225,434
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	141,484	—	141,484
Selling, general and administrative	1,272	1,728	65,858	—	68,858
Depreciation and amortization	—	—	7,959	—	7,959
Loss on sale or disposal of assets	—	—	(2,580)	—	(2,580)

Total operating expenses	1,272	1,728	212,721	—	215,721

INCOME (LOSS) FROM OPERATIONS	(1,272)	(1,728)	12,713	—	9,713
INTEREST EXPENSE	(1,917)	(7,910)	(5,366)	—	(15,193)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(375)	—	345	—	(30)
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	2,209	—	101	—	2,310
INTEREST AND OTHER INCOME	10	—	1,052	—	1,062
FOREIGN CURRENCY TRANSACTION GAIN	1,296	369	42	—	1,707
INTERCOMPANY INTEREST	(347)	(3,393)	3,740	—	—
MANAGEMENT FEE	—	1,943	(1,943)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(396)	(10,719)	10,684	—	(431)
INCOME TAX EXPENSE	(84)	(471)	(1,865)	—	(2,420)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(480)	(11,190)	8,819	—	(2,851)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(2,519)	8,671	—	(6,152)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,999)	(2,519)	8,819	(6,152)	(2,851)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(45)	—	(45)

NET INCOME (LOSS)	(2,999)	(2,519)	8,774	(6,152)	(2,896)
Less: Net income attributable to the noncontrolling interest	—	—	(103)	—	(103)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(2,999)	$(2,519)	$8,671	$(6,152)	$(2,999)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(2,999)	$(2,519)	$8,716	$(6,152)	$(2,954)
Loss from discontinued operations	—	—	(45)	—	(45)

Net income (loss)	$(2,999)	$(2,519)	$8,671	$(6,152)	$(2,999)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	March 31, 2009
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(32)	$9	$32,059	$—	$32,036
Restricted cash	—	—	320	—	320
Accounts receivable	—	—	90,153	—	90,153
Prepaid expenses and other current assets	1,406	—	15,661	—	17,067

Total current assets	1,374	9	138,193	—	139,576
INTERCOMPANY RECEIVABLES	85,334	1,116,897	—	(1,202,231)	—
INVESTMENTS IN SUBSIDIARIES	24,441	(673,885)	—	649,444	—
RESTRICTED CASH	—	—	7,897	—	7,897
PROPERTY AND EQUIPMENT—Net	—	—	107,987	—	107,987
GOODWILL	—	—	32,003	—	32,003
OTHER INTANGIBLE ASSETS—Net	—	—	522	—	522
OTHER ASSETS	—	1,312	16,721	—	18,033

TOTAL ASSETS	$111,149	$444,333	$303,323	$(552,787)	$306,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$59	$1	49,776	$—	$49,836
Accrued interconnection costs	—	—	38,996	—	38,996
Deferred revenue	—	—	12,551	—	12,551
Accrued expenses and other current liabilities	248	1,095	40,712	—	42,055
Accrued income taxes	68	—	18,373	—	18,441
Accrued interest	—	825	—	—	825
Current portion of long-term obligations	—	96,000	9,847	—	105,847

Total current liabilities	375	97,921	170,255	—	268,551
INTERCOMPANY PAYABLES	498,278	109,834	594,119	(1,202,231)	—
LONG-TERM OBLIGATIONS	—	—	29,798	—	29,798

Total liabilities not subject to compromise	498,653	207,755	794,172	(1,202,231)	298,349
LIABILITIES SUBJECT TO COMPROMISE	58,490	212,137	180,423	—	451,050

Total liabilities	557,143	419,892	974,595	(1,202,231)	749,399

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Deficit:
Common stock	1,427	—	—	—	1,427
Additional paid-in capital	718,972	1,161,930	232,294	(1,394,224)	718,972
Accumulated deficit	(1,085,818)	(1,057,715)	(835,110)	1,892,825	(1,085,818)
Accumulated other comprehensive loss	(80,575)	(79,774)	(71,069)	150,843	(80,575)

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	(445,994)	24,441	(673,885)	649,444	(445,994)

Noncontrolling interest	—	—	2,613	—	2,613

Total stockholders’ deficit	(445,994)	24,441	(671,272)	649,444	(443,381)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$111,149	$444,333	$303,323	$(552,787)	$306,018

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152	$(18)	$36,866	$—	$37,000
Restricted cash	—	—	—	—	—
Accounts receivable	—	—	99,483	—	99,483
Prepaid expenses and other current assets	288	149	15,409	—	15,846

Total current assets	440	131	151,758	—	152,329
INTERCOMPANY RECEIVABLES	93,373	1,129,158	—	(1,222,531)	—
INVESTMENTS IN SUBSIDIARIES	2,636	(709,720)	—	707,084	—
RESTRICTED CASH	—	—	8,133	—	8,133
PROPERTY AND EQUIPMENT—Net	—	—	112,152	—	112,152
GOODWILL	—	—	32,688	—	32,688
OTHER INTANGIBLE ASSETS—Net	—	—	746	—	746
OTHER ASSETS	393	4,607	19,396	—	24,396

TOTAL ASSETS	$96,842	$424,176	$324,873	$(515,447)	$330,444

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,558	$154	56,959	$—	$58,671
Accrued interconnection costs	—	—	41,422	—	41,422
Deferred revenue	—	—	13,303	—	13,303
Accrued expenses and other current liabilities	168	834	41,438	—	42,440
Accrued income taxes	70	—	18,143	—	18,213
Accrued interest	1,067	7,714	1,467	—	10,248
Current portion of long-term obligations	56,482	307,371	200,944	—	564,797

Total current liabilities	59,345	316,073	373,676	—	749,094
INTERCOMPANY PAYABLES	499,036	105,467	618,028	(1,222,531)	—
LONG-TERM OBLIGATIONS	—	—	40,040	—	40,040
OTHER LIABILITIES	—	—	35	—	35

Total liabilities	558,381	421,540	1,031,779	(1,222,531)	789,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Deficit:
Common stock	1,427	—	—	—	1,427
Additional paid-in capital	718,956	1,161,930	232,294	(1,394,224)	718,956
Accumulated deficit	(1,099,809)	(1,077,982)	(869,407)	1,947,389	(1,099,809)
Accumulated other comprehensive loss	(82,113)	(81,312)	(72,607)	153,919	(82,113)

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	(461,539)	2,636	(709,720)	707,084	(461,539)

Noncontrolling interest	—	—	2,814	—	2,814

Total stockholders’ deficit	(461,539)	2,636	(706,906)	707,084	(458,725)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$96,842	$424,176	$324,873	$(515,447)	$330,444

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Three Month Ended March 31, 2009
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,991	$20,267	$34,161	$(54,564)	$13,855
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	2,169	3,906	(22,643)	—	(16,568)
Provision for doubtful accounts receivable	—	—	2,230	—	2,230
Stock compensation expense	—	16	—	—	16
Depreciation and amortization	—	—	6,096	—	6,096
Gain on sale or disposal of assets	—	—	(310)	—	(310)
Accretion of debt (premium) discount	129	—	(318)	—	(189)
Equity in net income (loss) of subsidiary	(20,267)	(34,161)	—	54,428	—
Gain on early extinguishment or restructuring of debt	—	—	—	—	—
Minority interest share of income	—	(136)	—	136	—
Unrealized foreign currency transaction loss on intercompany and foreign debt	68	193	2,882	—	3,143
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	5,101	—	5,101
(Increase) decrease in prepaid expenses and other current assets	(1,117)	149	(453)	—	(1,421)
Decrease in other assets	52	267	1,951	—	2,270
(Increase) decrease in intercompany balance	—	—	—	—	—
Decrease in accounts payable	(1,500)	(153)	(5,722)	—	(7,375)
Increase in accrued interconnection costs	—	—	(1,838)	—	(1,838)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	80	260	(303)	—	37
Decrease in accrued income taxes	(2)	—	392	—	390
Increase (decrease) in accrued interest	397	(4,367)	3,176	—	(794)

Net cash provided by (used in) operating activities before reorganization items	(6,000)	(13,759)	24,402	—	4,643
Cash effect of reorganization items	(1,412)	(2,384)	2	—	(3,794)

Net cash provided by (used in) operating activities	(7,412)	(16,143)	24,404	—	849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(2,786)	—	(2,786)
Sale of property and equipment	—	—	59	—	59
Cash from disposition of business, net of cash disposed	—	—	232	—	232
Cash used in business acquisitions, net of cash acquired	—	—	(199)	—	(199)
Increase in restricted cash	—	—	(215)	—	(215)
Proceeds from intercompany balance	7,228	4,389	—	(11,617)	—

Net cash provided by (used in) investing activities	7,228	4,389	(2,909)	(11,617)	(2,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	—	(250)	(2,758)	—	(3,008)
Proceeds from (payments on) intercompany balance	—	12,031	(23,648)	11,617	—

Net cash provided by (used in) financing activities	—	11,781	(26,406)	11,617	(3,008)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	104	—	104

NET CHANGE IN CASH AND CASH EQUIVALENTS	(184)	27	(4,807)	—	(4,964)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152	(18)	36,866	—	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$(32)	$9	$32,059	$—	$32,036

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Three Months Ended March 31, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,999)	$(2,519)	$8,774	$(6,152)	$(2,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	2,828	—	2,828
Stock compensation expense	—	62	—	—	62
Depreciation and amortization	—	—	7,961	—	7,961
Gain on sale or disposal of assets	—	—	(2,580)	—	(2,580)
Accretion of debt (premium) discount	375	—	(345)	—	30
Equity in net (income) loss of subsidiary	2,519	(8,774)	—	6,255	—
Minority interest share of income	—	103	—	(103)	—
Deferred income taxes	—	450	—	—	450
Gain on early extinguishment or restructuring of debt	(2,209)	—	(101)	—	(2,310)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(1,304)	(349)	152	—	(1,501)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	—	(1,818)	—	(1,818)
(Increase) decrease in prepaid expenses and other current assets	92	(4)	9,689	—	9,777
(Increase) decrease in other assets	215	291	(164)	—	342
Increase (decrease) in accounts payable	28	(378)	(10,108)	—	(10,458)
Decrease in accrued interconnection costs	—	—	(314)	—	(314)
Decrease, net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	(357)	(792)	(4,950)	—	(6,099)
Increase in accrued income taxes	92	1	409	—	502
Increase (decrease) in accrued interest	(681)	(4,707)	3,884	—	(1,504)

Net cash provided by (used in) operating activities	(4,229)	(16,616)	13,317	—	(7,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(6,858)	—	(6,858)
Sale of property and equipment	—	—	800	—	800
Cash from disposition of business, net of cash disposed	—	—	1,765	—	1,765
Increase in restricted cash	—	—	(888)	—	(888)
Proceeds from intercompany balance	16,017	9,799	—	(25,816)	—

Net cash provided by (used in) investing activities	16,017	9,799	(5,181)	(25,816)	(5,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	—	(11,217)
Principal payments on long-term obligations	—	(250)	(1,286)	—	(1,536)
Proceeds from (payments on) intercompany balance	—	7,073	(32,889)	25,816	—

Net cash provided by (used in) financing activities	(11,217)	6,823	(34,175)	25,816	(12,753)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	55	—	55

NET CHANGE IN CASH AND CASH EQUIVALENTS	571	6	(25,984)	—	(25,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	(35)	80,018	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,870	$(29)	$54,034	$—	$55,875

Consolidating Financial Statements for IHC Debt Issuance

Primus Telecommunications IHC, Inc.’s 14  1/4% Senior Secured Notes are fully, unconditionally, jointly and severally guaranteed by Group on a senior basis as of March 31, 2009 and by Holding, Primus Telecommunications, Inc., TresCom International Inc., Least Cost Routing, Inc., TresCom U.S.A., Inc., iPRIMUS USA, Inc., and iPRIMUS.com, Inc., all 100% owned subsidiaries of Group (collectively, the “Other Guarantors”). Group has a 100% ownership in Holding and no direct subsidiaries other than Holding. As discussed in Note 2, on March 16, 2009, Holding, Group, and IHC filed for bankruptcy. Accordingly, the following consolidating condensed financial information as of March 31, 2009 and 2008 are included for (a) Group on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) Group’s indirect non-guarantor subsidiaries on a combined basis and (e) Group on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Month Ended March 31, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$34,891	$159,583	$—	$194,474
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	28,767	100,607	—	129,374
Selling, general and administrative	1,039	19	6,572	37,806	—	45,436
Depreciation and amortization	—	—	679	5,417	—	6,096
Gain on sale or disposal of assets	—	—	(58)	(1)	—	(59)

Total operating expenses	1,039	19	35,960	143,829	—	180,847

INCOME (LOSS) FROM OPERATIONS	(1,039)	(19)	(1,069)	15,754	—	13,627
INTEREST EXPENSE	(794)	(3,331)	(5,625)	(1,026)	—	(10,776)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(129)	318	—	—	—	189
INTEREST AND OTHER INCOME	—	—	5	230	—	235
FOREIGN CURRENCY TRANSACTION LOSS	(67)	(1,056)	(140)	(1,786)	—	(3,049)
INTERCOMPANY INTEREST	(2,078)	7,209	(4,367)	(764)	—	—
MANAGEMENT FEE	—	—	1,129	(1,129)	—	—
ROYALTY FEE	—	2,509	—	(2,509)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(4,107)	5,630	(10,067)	8,770	—	226
REORGANIZATION ITEMS—NET	(2,169)	22,643	(3,906)	—	—	16,568

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(6,276)	28,273	(13,973)	8,770	—	16,794
INCOME TAX EXPENSE	—	(183)	(670)	(1,944)	—	(2,797)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(6,276)	28,090	(14,643)	6,826	—	13,997
EQUITY IN NET INCOME OF SUBSIDIARIES	20,267	—	34,297	—	(54,564)	—

INCOME FROM CONTINUING OPERATIONS	13,991	28,090	19,654	6,826	(54,564)	13,997
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(393)	—	(393)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	251	—	251

NET INCOME	13,991	28,090	19,654	6,684	(54,564)	13,855
Less: Net loss attributable to the noncontrolling interest	—	—	—	136	—	136

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$13,991	$28,090	$19,654	$6,820	$(54,564)	$13,991

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$13,991	$28,090	$19,654	$6,962	$(54,564)	$14,133
Loss from discontinued operations	—	—	—	(393)	—	(393)
Gain from sale of discontinued operations	—	—	—	251	—	251

Net income	$13,991	$28,090	$19,654	$6,820	$(54,564)	$13,991

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For Three Months Ended March 31, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$35,033	$190,401	$—	$225,434
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	27,563	113,921	—	141,484
Selling, general and administrative	1,272	35	8,846	58,705	—	68,858
Depreciation and amortization	—	—	866	7,093	—	7,959
Loss on sale or disposal of assets	—	—	(800)	(1,780)	—	(2,580)

Total operating expenses	1,272	35	36,475	177,939	—	215,721

INCOME (LOSS) FROM OPERATIONS	(1,272)	(35)	(1,442)	12,462	—	9,713
INTEREST EXPENSE	(1,917)	(3,872)	(8,078)	(1,326)	—	(15,193)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(375)	345	—	—	—	(30)
INCOME (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	2,209	(7)	—	108	—	2,310
INTEREST AND OTHER INCOME (EXPENSE)	10	—	(7)	1,059	—	1,062
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	1,296	726	398	(713)	—	1,707
INTERCOMPANY INTEREST	(347)	5,690	(3,393)	(1,950)	—	—
MANAGEMENT FEE	—	—	2,105	(2,105)	—	—
ROYALTY FEE	—	3,757	(136)	(3,621)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(396)	6,604	(10,553)	3,914	—	(431)
INCOME TAX EXPENSE	(84)	(465)	(504)	(1,367)	—	(2,420)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(480)	6,139	(11,057)	2,547	—	(2,851)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(2,519)	—	8,671	—	(6,152)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,999)	6,139	(2,386)	2,547	(6,152)	(2,851)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(45)	—	(45)

NET INCOME (LOSS)	(2,999)	6,139	(2,386)	2,502	(6,152)	(2,896)
Less: Net income attributable to the noncontrolling interest	—	—	—	(103)	—	(103)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(2,999)	$6,139	$(2,386)	$2,399	$(6,152)	$(2,999)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(2,999)	$6,139	$(2,386)	$2,444	$(6,152)	$(2,954)
Loss from discontinued operations	—	—	—	(45)	—	(45)

Net income (loss)	$(2,999)	$6,139	$(2,386)	$2,399	$(6,152)	$(2,999)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	March 31, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(32)	$—	$3,979	$28,089	$—	$32,036
Restricted cash	—	—	—	320	—	320
Accounts receivable	—	—	14,187	75,966	—	90,153
Prepaid expenses and other current assets	1,406	—	1,398	14,263	—	17,067

Total current assets	1,374	—	19,564	118,638	—	139,576
INTERCOMPANY RECEIVABLES	85,334	292,776	617,063	104,635	(1,099,808)	—
INVESTMENTS IN SUBSIDIARIES	24,441	—	(95,858)	—	71,417	—
RESTRICTED CASH	—	—	253	7,644	—	7,897
PROPERTY AND EQUIPMENT—Net	—	—	13,444	94,543	—	107,987
GOODWILL	—	—	—	32,003	—	32,003
OTHER INTANGIBLE ASSETS—Net	—	—	—	522	—	522
OTHER ASSETS	—	—	1,306	16,727	—	18,033

TOTAL ASSETS	$111,149	$292,776	$555,772	$374,712	$(1,028,391)	$306,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$59	$—	$2,505	$47,272	$—	$49,836
Accrued interconnection costs	—	—	14,337	24,659	—	38,996
Deferred revenue	—	—	1,229	11,322	—	12,551
Accrued expenses and other current liabilities	248	—	6,398	35,409	—	42,055
Accrued income taxes	68	3,368	1,219	13,786	—	18,441
Accrued interest	—	—	825	—	—	825
Current portion of long-term obligations	—	—	96,091	9,756	—	105,847

Total current liabilities	375	3,368	122,604	142,204	—	268,551
INTERCOMPANY PAYABLES	498,278	—	196,460	405,070	(1,099,808)	—
LONG-TERM OBLIGATIONS	—	—	130	29,668	—	29,798

Total liabilities not subject to compromise	498,653	3,368	319,194	576,942	(1,099,808)	298,349
LIABILITIES SUBJECT TO COMPROMISE	58,490	180,423	212,137	—	—	451,050

Total liabilities	557,143	183,791	531,331	576,942	(1,099,808)	749,399

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Deficit:
Common stock	1,427	—	—	—	—	1,427
Additional paid-in capital	718,972	—	1,161,930	232,569	(1,394,499)	718,972
Accumulated deficit	(1,085,818)	108,985	(1,057,715)	(361,598)	1,310,328	(1,085,818)
Accumulated other comprehensive loss	(80,575)	—	(79,774)	(75,814)	155,588	(80,575)

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	(445,994)	108,985	24,441	(204,843)	71,417	(445,994)

Noncontrolling interest	—	—	—	2,613	—	2,613

Total stockholders’ deficit	(445,994)	108,985	24,441	(202,230)	71,417	(443,381)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$111,149	$292,776	$555,772	$374,712	$(1,028,391)	$306,018

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152	$—	$3,551	$33,297	$—	$37,000
Restricted cash	—	—	—	—	—	—
Accounts receivable	—	—	14,224	85,259	—	99,483
Prepaid expenses and other current assets	288	—	1,705	13,853	—	15,846

Total current assets	440	—	19,480	132,409	—	152,329
INTERCOMPANY RECEIVABLES	93,373	284,190	641,341	95,409	(1,114,313)	—
INVESTMENTS IN SUBSIDIARIES	2,636	—	(132,306)	—	129,670	—
RESTRICTED CASH	—	—	314	7,819	—	8,133
PROPERTY AND EQUIPMENT—Net	—	—	14,041	98,111	—	112,152
GOODWILL	—	—	—	32,688	—	32,688
OTHER INTANGIBLE ASSETS—Net	—	—	—	746	—	746
OTHER ASSETS	393	230	5,326	18,447	—	24,396

TOTAL ASSETS	$96,842	$284,420	$548,196	$385,629	$(984,643)	$330,444

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,558	$—	$4,775	$52,338	$—	$58,671
Accrued interconnection costs	—	—	16,462	24,960	—	41,422
Deferred revenue	—	—	1,225	12,078	—	13,303
Accrued expenses and other current liabilities	168	—	6,432	35,840	—	42,440
Accrued income taxes	70	3,243	1,220	13,680	—	18,213
Accrued interest	1,067	1,321	7,714	146	—	10,248
Current portion of long-term obligations	56,482	198,961	307,463	1,891	—	564,797

Total current liabilities	59,345	203,525	345,291	140,933	—	749,094
INTERCOMPANY PAYABLES	499,036	—	200,132	415,145	(1,114,313)	—
LONG-TERM OBLIGATIONS	—	—	137	39,903	—	40,040
OTHER LIABILITIES	—	—	—	35	—	35

Total liabilities	558,381	203,525	545,560	596,016	(1,114,313)	789,169

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommuncations Group, Incorporated Stockholders’ Deficit:
Common stock	1,427	—	—	—	—	1,427
Additional paid-in capital	718,956	—	1,161,930	232,359	(1,394,289)	718,956
Accumulated deficit	(1,099,809)	80,895	(1,077,982)	(368,208)	1,365,295	(1,099,809)
Accumulated other comprehensive loss	(82,113)	—	(81,312)	(77,352)	158,664	(82,113)

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	(461,539)	80,895	2,636	(213,201)	129,670	(461,539)

Noncontrolling interest	—	—	—	2,814	—	2,814

Total stockholders’ deficit	(461,539)	80,895	2,636	(210,387)	129,670	(458,725)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$96,842	$284,420	$548,196	$385,629	$(984,643)	$330,444

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,991	$28,090	$19,654	$6,684	$(54,564)	$13,855
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	2,169	(22,641)	3,906	(2)	—	(16,568)
Provision for doubtful accounts receivable	—	—	506	1,724	—	2,230
Stock compensation expense	—	—	16	—	—	16
Depreciation and amortization	—	—	679	5,417	—	6,096
Gain on sale or disposal of assets	—	—	(58)	(252)	—	(310)
Accretion of debt (premium) discount	129	(318)	—	—	—	(189)
Equity in net income of subsidiary	(20,267)	—	(34,161)	—	54,428	—
Minority interest share of income	—	—	(136)	—	136	—
Deferred income taxes	—	—	141	(141)	—	—
Unrealized foreign currency transaction loss on intercompany and foreign debt	68	1,113	193	1,769	—	3,143
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	—	—	(469)	5,570	—	5,101
(Increase) decrease in prepaid expenses and other current assets	(1,117)	—	307	(611)	—	(1,421)
Decrease in other assets	52	17	851	1,350	—	2,270
(Increase) decrease in intercompany balance	—	(3,270)	10,331	(7,061)	—	—
Decrease in accounts payable	(1,500)	—	(2,269)	(3,606)	—	(7,375)
Increase (decrease) in accrued interconnection costs	—	—	(2,126)	288	—	(1,838)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	80	—	(33)	(10)	—	37
Increase (decrease) in accrued income taxes	(2)	125	(1)	268	—	390
Increase (decrease) in accrued interest	397	3,314	(4,367)	(138)	—	(794)

Net cash provided by (used in) operating activities before reorganization items	(6,000)	6,430	(7,036)	11,249	—	4,643
Cash effect of reorganization items	(1,412)	—	(2,384)	2	—	(3,794)

Net cash provided by (used in) operating activities	(7,412)	6,430	(9,420)	11,251	—	849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(82)	(2,704)	—	(2,786)
Sale of property and equipment and intangible assets	—	—	59	—	—	59
Cash from disposition of business, net of cash disposed	—	—	—	232	—	232
Cash used for business acquisitions, net of cash acquired	—	—	—	(199)	—	(199)
Increase in restricted cash	—	—	61	(276)	—	(215)
Proceeds from intercompany balance	7,228	—	6,075	—	(13,303)	—

Net cash provided by (used in) investing activities	7,228	—	6,113	(2,947)	(13,303)	(2,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term obligations	—	—	(257)	(2,751)	—	(3,008)
Proceeds from (payments on) intercompany balance	—	(6,430)	3,992	(10,865)	13,303	—

Net cash provided by (used in) financing activities	—	(6,430)	3,735	(13,616)	13,303	(3,008)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	104	—	104

NET CHANGE IN CASH AND CASH EQUIVALENTS	(184)	—	428	(5,208)	—	(4,964)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152	—	3,551	33,297	—	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$(32)	$—	$3,979	$28,089	$—	$32,036

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Three Months Ended March 31, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,999)	$6,139	$(2,386)	$2,502	$(6,152)	$(2,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	376	2,452	—	2,828
Stock compensation expense	—	—	62	—	—	62
Depreciation and amortization	—	—	866	7,095	—	7,961
Gain on sale or disposal of assets	—	—	(800)	(1,780)	—	(2,580)
Accretion of debt (premium) discount	375	(345)	—	—	—	30
Equity in net (income) loss of subsidiary	2,519	—	(8,774)	—	6,255	—
Minority interest share of income	—	—	103	—	(103)	—
Deferred income taxes	—	—	450	—	—	450
(Gain) loss on early extinguishment or restructuring of debt	(2,209)	7	—	(108)	—	(2,310)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(1,304)	(646)	(349)	798	—	(1,501)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	—	(1,332)	(486)	—	(1,818)
(Increase) decrease in prepaid expenses and other current assets	92	—	(56)	9,741	—	9,777
(Increase) decrease in other assets	215	16	295	(184)	—	342
(Increase) decrease in intercompany balance	—	(5,736)	(5,889)	11,625	—	—
Increase (decrease) in accounts payable	28	—	(1,561)	(8,925)	—	(10,458)
Increase (decrease) in accrued interconnection costs	—	—	1,985	(2,299)	—	(314)
Decrease, net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	(357)	—	(956)	(4,786)	—	(6,099)
Increase (decrease) in accrued income taxes	92	385	(199)	224	—	502
Increase (decrease) in accrued interest	(681)	3,855	(4,707)	29	—	(1,504)

Net cash provided by (used in) operating activities	(4,229)	3,675	(22,872)	15,898	—	(7,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(249)	(6,609)	—	(6,858)
Sale of property and equipment	—	—	800	—	—	800
Cash from disposition of business, net of cash disposed	—	—	—	1,765	—	1,765
Increase in restricted cash	—	—	—	(888)	—	(888)
Proceeds from intercompany balance	16,017	—	7,809	—	(23,826)	—

Net cash provided by (used in) investing activities	16,017	—	8,360	(5,732)	(23,826)	(5,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	—	—	(11,217)
Principal payments on other long-term obligations	—	—	(257)	(1,279)	—	(1,536)
Proceeds from (payments on) intercompany balance	—	(3,675)	14,766	(34,917)	23,826	—

Net cash provided by (used in) financing activities	(11,217)	(3,675)	14,509	(36,196)	23,826	(12,753)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	55	—	55

NET CHANGE IN CASH AND CASH EQUIVALENTS	571	—	(3)	(25,975)	—	(25,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	—	670	79,313	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,870	$—	$667	$53,338	$—	$55,875

14. CONDENSED COMBINED FINANCIAL STATEMENTS

As discussed in Note 1, on March 16, 2009, the Debtors filed for bankruptcy. Accordingly, the following condensed combined financial information as of March 31, 2009 and 2008 are included for (a) the Debtors on a combined basis; (b) the non-Debtors on a combined basis; and (c) Group on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended March 31, 2009
	Debtor Entities	Non-Debtor Entities	Eliminations	Consolidated
NET REVENUE	$—	$194,474	$—	$194,474
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	129,374	—	129,374
Selling, general and administrative	2,066	43,370	—	45,436
Depreciation and amortization	—	6,096	—	6,096
Gain on sale or disposal of assets	—	(59)	—	(59)

Total operating expenses	2,066	178,781	—	180,847

INCOME (LOSS) FROM OPERATIONS	(2,066)	15,693	—	13,627
INTEREST EXPENSE	(9,748)	(1,028)	—	(10,776)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	189	—	—	189
INTEREST AND OTHER INCOME	—	235	—	235
FOREIGN CURRENCY TRANSACTION LOSS	(2,186)	(863)	—	(3,049)
INTERCOMPANY INTEREST	819	(819)	—	—
MANAGEMENT FEE	1,049	(1,049)	—	—
ROYALTY FEE	2,509	(2,509)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(9,434)	9,660	—	226
REORGANIZATION ITEMS—NET	16,568	—	—	16,568

INCOME BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	7,134	9,660	—	16,794
INCOME TAX EXPENSE	(374)	(2,423)	—	(2,797)

INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	6,760	7,237	—	13,997
EQUITY IN NET INCOME OF SUBSIDIARIES	7,231	—	(7,231)	—

INCOME FROM CONTINUING OPERATIONS	13,991	7,237	(7,231)	13,997
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(393)	—	(393)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	251	—	251

NET INCOME	13,991	7,095	(7,231)	13,855
Add: Net loss attributable to the noncontrolling interest	—	136	—	136

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$13,991	$7,231	$(7,231)	$13,991

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$13,991	$7,373	$(7,231)	$14,133
Loss from discontinued operations	—	(393)	—	(393)
Gain from sale of discontinued operations	—	251	—	251

Net income	$13,991	$7,231	$(7,231)	$13,991

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended March 31, 2008
	Debtor Entities	Non-Debtor Entities	Eliminations	Consolidated
NET REVENUE	$—	$225,434	$—	$225,434
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	141,484	—	141,484
Selling, general and administrative	3,035	65,823	—	68,858
Depreciation and amortization	—	7,959	—	7,959
Gain on sale or disposal of assets	—	(2,580)	—	(2,580)

Total operating expenses	3,035	212,686	—	215,721

INCOME (LOSS) FROM OPERATIONS	(3,035)	12,748	—	9,713
INTEREST EXPENSE	(13,699)	(1,494)	—	(15,193)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(30)	—	—	(30)
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	2,202	108	—	2,310
INTEREST AND OTHER INCOME	309	753	—	1,062
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	3,036	(1,329)	—	1,707
INTERCOMPANY INTEREST	4,272	(4,272)	—	—
MANAGEMENT FEE	1,943	(1,943)	—	—
ROYALTY FEE	3,757	(3,757)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(1,245)	814	—	(431)

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(1,245)	814	—	(431)
INCOME TAX EXPENSE	(1,835)	(585)	—	(2,420)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(3,080)	229	—	(2,851)
EQUITY IN NET INCOME OF SUBSIDIARIES	81	—	(81)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,999)	229	(81)	(2,851)
				—
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(45)	—	(45)

NET INCOME (LOSS)	(2,999)	184	(81)	(2,896)
Less: Net income attributable to the noncontrolling interest	—	(103)	—	(103)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(2,999)	$81	$(81)	$(2,999)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (Loss) from continuing operations, net of tax	$(2,999)	$126	$(81)	$(2,954)
Loss from discontinued operations	—	(45)	—	(45)

Net income (loss)	$(2,999)	$81	$(81)	$(2,999)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	March 31, 2009
	Debtor Entities	Non-Debtor Entities	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5	$32,031	$—	$32,036
Restricted cash	—	320	—	320
Accounts receivable	—	90,153	—	90,153
Prepaid expenses and other current assets	1,406	15,661	—	17,067

Total current assets	1,411	138,165	—	139,576
INTERCOMPANY RECEIVABLES	1,065,663	—	(1,065,663)	—
INVESTMENTS IN SUBSIDIARIES	(956,546)	—	956,546	—
RESTRICTED CASH	—	7,897	—	7,897
PROPERTY AND EQUIPMENT—Net	—	107,987	—	107,987
GOODWILL	—	32,003	—	32,003
OTHER INTANGIBLE ASSETS—Net	—	522	—	522
OTHER ASSETS	1,312	16,721	—	18,033

TOTAL ASSETS	$111,840	$303,295	$(109,117)	$306,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$60	$49,776	$—	$49,836
Accrued interconnection costs	—	38,996	—	38,996
Deferred revenue	—	12,551	—	12,551
Accrued expenses and other current liabilities	1,344	40,711	—	42,055
Accrued income taxes	8,555	9,886	—	18,441
Accrued interest	825	—	—	825
Current portion of long-term obligations	96,000	9,847	—	105,847

Total current liabilities	106,784	161,767	—	268,551
INTERCOMPANY PAYABLES	—	1,065,663	(1,065,663)	—
LONG-TERM OBLIGATIONS	—	29,798	—	29,798

Total liabilities not subject to compromise	106,784	1,257,228	(1,065,663)	298,349
LIABILITIES SUBJECT TO COMPROMISE	451,050	—	—	451,050

Total liabilities	557,834	1,257,228	(1,065,663)	749,399

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT:
Primus Telecommunications Group, Incorporated Stockholders’ Deficit:
Common stock	1,427	—	—	1,427
Additional paid-in capital	718,972	339,849	(339,849)	718,972
Accumulated deficit	(1,085,818)	(1,233,050)	1,233,050	(1,085,818)
Accumulated other comprehensive loss	(80,575)	(63,345)	63,345	(80,575)

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	(445,994)	(956,546)	956,546	(445,994)

Noncontrolling interest	—	2,613	—	2,613

Total stockholders’ deficit	(445,994)	(953,933)	956,546	(443,381)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$111,840	$303,295	$(109,117)	$306,018

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2008
	Debtor Entities	Non-Debtor Entities	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,554	$27,446	$—	$37,000
Restricted cash	—	—	—	—
Accounts receivable	—	99,483	—	99,483
Prepaid expenses and other current assets	437	15,409	—	15,846

Total current assets	9,991	142,338	—	152,329
INTERCOMPANY RECEIVABLES	1,072,953	—	(1,072,953)	—
INVESTMENTS IN SUBSIDIARIES	(965,313)	—	965,313	—
RESTRICTED CASH	—	8,133	—	8,133
PROPERTY AND EQUIPMENT—Net	—	112,152	—	112,152
GOODWILL	—	32,688	—	32,688
OTHER INTANGIBLE ASSETS—Net	—	746	—	746
OTHER ASSETS	5,230	19,166	—	24,396

TOTAL ASSETS	$122,861	$315,223	$(107,640)	$330,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,712	$56,959	$—	$58,671
Accrued interconnection costs	—	41,422	—	41,422
Deferred revenue	—	13,303	—	13,303
Accrued expenses and other current liabilities	1,005	41,435	—	42,440
Accrued income taxes	8,767	9,446	—	18,213
Accrued interest	10,102	146	—	10,248
Current portion of long-term obligations	562,814	1,983	—	564,797

Total current liabilities	584,400	164,694	—	749,094
INTERCOMPANY PAYABLES	—	1,072,953	(1,072,953)	—
LONG-TERM OBLIGATIONS	—	40,040	—	40,040
OTHER LIABILITIES	—	35	—	35

Total liabilities not subject to compromise	584,400	1,277,722	(1,072,953)	789,169
LIABILITIES SUBJECT TO COMPROMISE	—	—	—	—

Total liabilities	584,400	1,277,722	(1,072,953)	789,169

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT:
Primus Telecommunications Group, Incorporated Stockholders’ Deficit:
Common stock	1,427	—	—	1,427
Additional paid-in capital	718,956	339,849	(339,849)	718,956
Accumulated deficit	(1,099,809)	(1,240,278)	1,240,278	(1,099,809)
Accumulated other comprehensive loss	(82,113)	(64,884)	64,884	(82,113)

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	(461,539)	(965,313)	965,313	(461,539)

Noncontrolling interest	—	2,814	—	2,814

Total stockholders’ deficit	(461,539)	(962,499)	965,313	(458,725)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$122,861	$315,223	$(107,640)	$330,444

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Three Months ended March 31, 2009
	Debtor Entities	Non-Debtor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,991	$7,095	$(7,231)	$13,855
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	(16,568)	—	—	(16,568)
Provision for doubtful accounts receivable	—	2,230	—	2,230
Stock compensation expense	16	—	—	16
Depreciation and amortization	—	6,096	—	6,096
Gain on sale or disposal of assets	—	(310)	—	(310)
Accretion of debt (premium) discount	(189)	—	—	(189)
Equity in net income of subsidiary	(7,231)	—	7,231	—
Unrealized foreign currency transaction loss on intercompany and foreign debt	2,360	783	—	3,143
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	5,101	—	5,101
Increase in prepaid expenses and other current assets	(968)	(453)	—	(1,421)
Decrease in other assets	337	1,933	—	2,270
Decrease in accounts payable	(1,653)	(5,722)	—	(7,375)
Decrease in accrued interconnection costs	—	(1,838)	—	(1,838)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	340	(303)	—	37
Increase (decrease) in accrued income taxes	(212)	602	—	390
Decrease in accrued interest	(656)	(138)	—	(794)

Net cash provided by (used in) operating activities before reorganization items	(10,433)	15,076	—	4,643
Cash effect of reorganization items	(3,794)	—	—	(3,794)

Net cash provided by (used in) operating activities	(14,227)	15,076	—	849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,786)	—	(2,786)
Sale of property and equipment and intangible assets	—	59	—	59
Cash from disposition of business, net of cash disposed	—	232	—	232
Cash used for business acquisitions, net of cash acquired	—	(199)	—	(199)
Increase in restricted cash	—	(215)	—	(215)
Proceeds from intercompany balance	4,928	—	(4,928)	—

Net cash provided by (used in) investing activities	4,928	(2,909)	(4,928)	(2,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term obligations	(250)	(2,758)	—	(3,008)
Payments on intercompany balance	—	(4,928)	4,928	—

Net cash provided by (used in) financing activities	(250)	(7,686)	4,928	(3,008)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	104	—	104

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,549)	4,585	—	(4,964)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,554	27,446	—	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$32,031	$—	$32,036

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Three Months ended March 31, 2008
	Debtor Entities	Non-Debtor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$(2,999)	$184	$(81)	$(2,896)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	2,828	—	2,828
Stock compensation expense	62	—	—	62
Depreciation and amortization	—	7,961	—	7,961
Gain on sale or disposal of assets	—	(2,580)	—	(2,580)
Accretion of debt (premium) discount	30	—	—	30
Equity in net income of subsidiary	(81)	—	81	—
Deferred income taxes	450	—	—	450
Gain on early extinguishment or restructuring of debt	(2,202)	(108)	—	(2,310)
Minority interest share of income	—	—	—	—
Unrealized foreign currency transaction loss on intercompany and foreign debt	(2,572)	1,071	—	(1,501)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	—	(1,818)	—	(1,818)
(Increase) decrease in prepaid expenses and other current assets	88	9,689	—	9,777
Decrease in other assets	522	(180)	—	342
Decrease in accounts payable	(350)	(10,108)	—	(10,458)
Increase (decrease) in accrued interconnection costs	—	(314)	—	(314)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	(1,149)	(4,950)	—	(6,099)
Increase (decrease) in accrued income taxes	856	(354)	—	502
Increase (decrease) in accrued interest	(1,533)	29	—	(1,504)

Net cash provided by (used in) operating activities	(8,878)	1,350	—	(7,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(6,858)	—	(6,858)
Sale of property and equipment and intangible assets	—	800	—	800
Cash from disposition of business, net of cash disposed	—	1,765	—	1,765
Increase in restricted cash	—	(888)	—	(888)
Proceeds from intercompany balance	5,041	—	(5,041)	—

Net cash provided by (used in) investing activities	5,041	(5,181)	(5,041)	(5,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	(11,217)
Principal payments on other long-term obligations	(250)	(1,286)	—	(1,536)
Proceeds from (payments on) intercompany balance	—	(5,041)	5,041	—

Net cash provided by (used in) financing activities	(11,467)	(6,327)	5,041	(12,753)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	55	—	55

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,304)	(10,103)	—	(25,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,026	38,256	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,722	$28,153	$—	$55,875

15. SUBSEQUENT EVENTS

On April 8, 2009, April 20, 2009 and April 24, 2009, the Debtors filed amended joint plans of reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors and related disclosure statements (see Note 1—“Proceedings Under Chapter 11 of The Bankruptcy Code”).

On April 14, 2009, the Primus Term Loan Parties entered into the Term Loan Forbearance Agreement and agreed to the Term Loan Modification Term Sheet with the Term Loan Ad Hoc Committee. (See Note 5—“Long-Term Obligations and Liabilities Subject to Compromise”).

On April 24, 2009, an unsecured creditors’ committee was appointed by the United States Trustee.

On April 27, 2009, the Bankruptcy Court entered an order that, among other things, approved the Disclosure Statement, set a record of April 27, 2009 for determining claims and interests entitled to vote on the Plan, set June 5, 2009 as the voting deadline for the Plan, and scheduled a hearing to consider confirmation of the Plan for June 12, 2009.

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

In order to manage our traffic network transmission costs, we pursue a flexible approach with respect to the management of our network capacity. In most instances, we optimize the cost of traffic by using the least expensive cost routing; negotiate lower variable usage based costs with domestic and foreign service providers and negotiate additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others; and—continue to expand/reduce the capacity of our network when traffic volumes justify such actions.

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

Going Concern and Voluntary Reorganization Under Chapter 11

The consolidated condensed financial statements have been prepared assuming that we will continue as a going concern, which reflects the realization of assets and liquidation of liabilities in the normal course of business. Our negative working capital, stockholders’ deficit, and inability to generate sufficient cash flow to meet our obligations give rise to substantial doubt about our ability to meet cash needs for operations and debt service over the next twelve months and have resulted in filing for voluntary reorganization under Chapter 11 of the bankruptcy code on March 16, 2009 as described below. Despite the elevated level of negotiations with our creditors, we are uncertain as to the outcome of our petitions for reorganization relief, so at this time, we can not predict if and when we would emerge as a restructured company. Therefore, substantial doubt exists about our ability to continue as a going concern, and therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. These financial statements do not include any adjustments that might result from this uncertainty, including those relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

On March 16, 2009, Primus Telecommunications Group, Incorporated (“Group”) and three of its subsidiaries, Primus Telecommunications Holding, Inc. (“Holding”), Primus Telecommunications International, Inc. (“PTII”) and Primus Telecommunications IHC, Inc., (“IHC” and together with Group, Holding and PTII, collectively, the “Debtors”) each filed a voluntary petition (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief (“Reorganization”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended (the “Bankruptcy Code”). Subsequently, the Debtors sought and received an order directing the joint administration of the Chapter 11 Cases under the caption In re: Primus Telecommunications Group, Incorporated, et al., Debtors, Case No. 09-10867. On April 8, 2009, April 20, 2009, and April 24, 2009, filings were made by the Debtors in the Bankruptcy Court concerning amended Disclosure Statements and Joint Plans of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors. On April 24, 2009, an unsecured creditors’ committee was appointed by the United States Trustee.

On April 14, 2009, certain lenders under the Term Loan agreed to a term sheet (the “Term Loan Modification Term Sheet”) concerning a Term Loan amendment that is to be documented and executed upon satisfaction of a number of conditions precedent, including replacement of the Administrative Agent under the Term Loan and receipt of replacement Administrative Agent approval. Additionally, on April 14, 2009, certain lenders under the Term Loan entered into a forbearance agreement and agreed to forbear certain remedies arising out of the Chapter 11 Cases, subject to certain conditions and potential termination of forbearance (the “Term Loan Forbearance Agreement”). The Plan provides for treatment of the Term Loan as provided for under the Term Loan Modification Term Sheet so long as the Lenders and the Administrative Agent forbear and support the Plan.

The Term Loan Modification Term Sheet and the Term Loan Forbearance Agreement reflect the elevated nature of negotiations with the senior secured Term Loan lenders concerning support by the Term Loan lenders of the Plan; however, a definitive amendment to the Term Loan has not been negotiated and documented in full, and such amendment is subject to consent by certain noteholders and ultimately must be approved by the Bankruptcy Court.

A summary of the terms of the proposed Term Loan amendment as provided for under the Term Loan Modification Term Sheet and a summary of the Term Loan Forbearance Agreement can be found in Note 5 to the Consolidated Condensed Financial Statements presented herein.

On April 27, 2009, the Bankruptcy Court approved the Debtors’ use of a disclosure statement dated April 27, 2009 (the “Disclosure Statement”) to solicit votes on the Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors attached thereto (the “Plan”). The Disclosure Statement was distributed to holders of record (as of April 27, 2009) of claims against, and interests in, the Debtors who are entitled to vote on the Plan (the “Record Date”). The Plan provides for treatment of the Term Loan as provided for under the Term Loan Modification Term Sheet so long as the Lenders and the Administrative Agent forbear and support the Plan.

The order approving the Disclosure Statement also (i) established the Record Date and a voting deadline of June 5, 2009, (ii) established June 5, 2009 as the last date and time for filing and serving objections to confirmation of the Plan (and related requirements and procedures set forth in such order), and (iii) fixed June 1, 2009 as the deadline for claimants and interest holders to file and serve motions under Bankruptcy Rule 3018(a) requesting temporary allowance of the movant’s claim or interest for purposes of voting.

The hearing concerning confirmation of the Plan has been scheduled before the Bankruptcy Court on June 12, 2009.

The descriptions of the Plan and Disclosure Statement set forth herein are qualified in all respects by the actual terms of the Plan and the Disclosure Statement, which are set forth in Exhibit 2.1 and 2.2 to the Form 8-K/A filed with the SEC on April 29, 2009, respectively, and incorporated herein by reference.

The Plan provides for a plan of reorganization of the Debtors on terms that are summarized below:

•

Holding’s Term Loan facility due February 2011 will be reinstated and improved (as described in the description of the Term Loan Modification Term Sheet in Note 5 to the Consolidated Condensed Financial Statements presented herein), subject to the consent of the requisite holders of IHC’s 14 1/4% Senior Secured Notes and Holding’s 5% Exchangeable Senior Notes and 8% Senior Notes (collectively, the “Holding Senior Notes”);

•

holders of IHC’s 14 1/4% Senior Secured Notes will receive (a) their pro rata reinstatement of $123.5 million of 14 1/4% Senior Secured Notes, subject to certain modifications, (b) their pro rata share of 50% of the new outstanding equity of Group upon its emergence from bankruptcy (“Reorganized Group”) (excluding the management shares described below), and (c) all reasonable fees, expenses and disbursements;

•

holders of the Holding Senior Notes will receive (a) their pro rata share of 50% of the new outstanding equity of Reorganized Group (excluding the management shares described below), (b) their pro rata share of warrants to purchase up to 30% of the new outstanding equity of Reorganized Group (including the management shares described below) on terms described further in the Plan Term Sheet, and (c) all reasonable fees, expenses and disbursements;

•

holders of the 3 3/4% Senior Notes due September 2010, 12 3/4% Senior Notes due October 2009 and Step Up Convertible Subordinated Debentures due August 2009 issued by Group (collectively, the “Group Notes”) (i) will be entitled to receive, following approval by holders of Group Notes (“Group Note Approval”) in accordance with Section 1126(c) of the Bankruptcy Code and confirmation of the Plan, a pro rata share of warrants to purchase up to 15% of the new outstanding equity of Reorganized Group (including the management shares described below) on terms described further in the Plan or (ii) will not receive or retain any property under the Plan in respect of claims regarding the Group Notes if Group Note Approval is not obtained;

•

holders of Group’s outstanding common stock, subject to the provisos below, will receive their pro rata share of contingent value rights (“CVRs”) to acquire up to approximately 15% of the fully diluted new equity of Reorganized Group after the enterprise value of Reorganized Group reaches or exceeds $700 million; provided, however, that in no case shall the issuance of common stock of Reorganized Group in respect of the CVRs lower the recovery for the holders of 14 1/4% Senior Secured Notes, Senior Notes or Group Notes to less than the recovery to such holders prior to the conversion of the CVRs into common stock; provided, further, however that such common stockholders shall not receive or retain property under the Plan in respect of claims regarding the common stock if Group Note Approval is not obtained or such holders of common stock do not approve the Plan in accordance with Section 1126(c) of the Bankruptcy Code; and

•	restricted stock units comprising 4% of the outstanding new equity of Reorganized Group will be issued to the senior management of the Debtors on terms set forth in an exhibit to the Plan, and warrants to acquire up to 6% of the new outstanding equity of Reorganized Group (including the management shares described above) will be available for distribution to the management of the Debtors through a management compensation plan.

Foreign Currency

Foreign currency can have a major impact on our financial results. Currently about 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (CAD), USD/Australian dollar (AUD), USD/British pound (GBP), and USD/Euro (EUR). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Financing Facility and an interest rate swap. Despite the counterparty to the interest rate swap agreement entering bankruptcy in October 2008, management did not believe that breach or event of default had occurred in relation to the Canadian Credit Agreement. As of March 10, 2009, under the Waiver and Amendment Agreement, the Lenders under the Canadian Financing Facility waived any such possible breach or event of default. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, the USD was weaker on average as compared to the CAD and AUD, notwithstanding a significant strengthening of the USD relative to such currencies between June 30, 2008 and December 31, 2008 (see “—First Quarter 2009 Results and 2009 Plans”), and stronger on average as compared to the GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months ended March 31, 2009 and 2008 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the Three Months Ended
	March 31, 2009	March 31, 2008	Variance	Variance %
Canada	$53,245	$68,449	$(15,204)	(22)%
Australia	$52,027	$74,075	$(22,048)	(30)%
United Kingdom	$25,300	$17,377	$7,923	46%
Europe*	$18,740	$20,050	$(1,310)	(7)%

Net Revenue by Location—in Local Currencies

	For the Three Months Ended
	March 31, 2009	March 31, 2008	Variance	Variance %
Canada (in CAD)	66,183	68,763	(2,580)	(4)%
Australia (in AUD)	78,425	81,896	(3,471)	(4)%
United Kingdom (in GBP)	17,631	8,786	8,845	101%
Europe* (in EUR)	14,374	13,378	996	7%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2008 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and goodwill and accounting for income taxes.

In accordance with Statement of Position (SOP) No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” all pre-petition liabilities subject to compromise are segregated in the unaudited Consolidated Condensed Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the unaudited Consolidated Condensed Balance Sheet as of March 31, 2009. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, net, in the unaudited Consolidated Condensed Statements of Operations for the three months ended March 31, 2009. Net cash used for reorganization items is disclosed separately in the unaudited Consolidated Condensed Statements of Cash Flows. The outcome of the plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of the plan, or the effect of any operational changes that may be made in the business.

No other significant changes in our critical accounting policies have occurred since December 31, 2008.

Results of Operations

Results of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008

Net revenue decreased $30.9 million or 13.7% to $194.5 million for the three months ended March 31, 2009 from $225.4 million for the three months ended March 31, 2008. The strengthening of the CAD, GDP, EUR and AUD against the USD accounted for a $40.8 million decrease to revenue.

United States: United States net revenue decreased $3.9 million or 15.4% to $21.4 million for the three months ended March 31, 2009 from $25.3 million for the three months ended March 31, 2008. The decrease is primarily attributed to a decrease of $3.6 million in retail voice services (for residential and small businesses) and a decrease of $0.4 million in Internet services.

Canada: Canada net revenue decreased $15.2 million or 22.2% to $53.2 million for the three months ended March 31, 2009 from $68.4 million for the three months ended March 31, 2008. The strengthening of the CAD against the USD accounted for a $13.1 million decrease to revenue and reflects changes in the exchange rates for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Inclusive of the currency effect, the revenue decrease is primarily attributed to a decrease of $8.5 million in retail voice services, a decrease of $2.7 million in local service, a decrease of $2.4 million in Internet, data and hosting services, a decrease of $0.7 million in prepaid services, a decrease of $0.5 million in wireless services and a decrease of $0.4 million in VOIP services.

The following table reflects net revenue for each major country in North America (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Three Months Ended		Year-over-Year
	March 31, 2009 Net Revenue	March 31, 2008 Net Revenue	Variance	Variance %
United States	$18,095	$23,133	$(5,038)	(22)%
Canada	$53,245	$68,449	$(15,204)	22%
Other	$3,267	$2,157	$1,110	51%

Europe: European net revenue decreased $2.1 million or 13.3% to $13.6 million for the three months ended March 31, 2009 from $15.8 million for the three months ended March 31, 2008. The strengthening of the GBP and EUR against the USD accounted for a $3.0 million decrease to revenue and reflects changes in the exchange rates for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Inclusive of the currency effect, the decrease is primarily attributable to a $2.1 million decrease in retail voice services.

The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the three months ended March 31, 2009		For the three months ended March 31, 2008		Year-over-Year
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %
United Kingdom	$5,051	37%	$6,814	43%	$(1,763)	(26)%
France	4,886	36%	3,903	25%	983	25%
Belgium	1,686	12%	2,142	14%	(456)	(21)%
Spain	641	5%	1,296	8%	(655)	(51)%
Other	1,373	10%	1,610	10%	(237)	(15)%

Europe Total	$13,637	100%	$15,765	100%	$(2,128)	(13)%

Australia: Australia net revenue decreased $22.0 million or 29.8% to $52.0 million for the three months ended March 31, 2009 from $74.1 million for the three months ended March 31, 2008. The strengthening of the AUD against the USD accounted for a $19.7 million decrease to revenue and reflects changes in the exchange rates for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Inclusive of the currency effect, the decrease is primarily attributable to a $12.3 million decrease in Australia business and residential voice services, a $5.0 million decrease in dial-up Internet services, and a $4.7 million decrease in Australia DSL services. The following table reflects net revenue for Australia (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	For the Three Months Ended		Year-over-Year
	March 31, 2009 Net Revenue	March 31, 2008 Net Revenue	Variance	Variance %
Australia	$52,027	$74,075	$(22,048)	(30)%

Wholesale: Wholesale net revenue increased $12.3 million or 30% to $54.2 million for the three months ended March 31, 2009 from $41.9 million for the three months ended March 31, 2008. The increase in revenue was partially reduced by a decrease of $4.4 million due to the strengthening of the European currencies against the USD, which reflects changes in the exchange rates for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Due to the decision to cease our German retail operations, all German wholesale operations were transferred to the United Kingdom beginning in the third quarter 2008. This transfer was completed in the first quarter 2009 (see Note 5—“Discontinued Operations” to the Consolidated Condensed Financial Statements presented herein). The following table reflects net revenue for each major country (in thousands, except percentages):

Wholesale Revenue by Country—in USD

	For the three months ended March 31, 2009		For the three months ended March 31, 2008		Year-over-Year
	Net Revenue	% of Total Wholesale	Net Revenue	% of Total Wholesale	Variance	Variance %
United States	$23,360	43%	$19,526	47%	$3,834	20%
United Kingdom	20,249	37%	10,563	25%	9,686	92%
Germany	5	0%	4,909	12%	(4,904)	(100)%
Spain	1,644	3%	2,107	5%	(463)	(22)%
Italy	6,075	11%	2,782	7%	3,293	118%
Other	2,870	6%	1,968	4%	902	46%

Total	$54,203	100%	$41,855	100%	$12,348	30%

Cost of revenue decreased $12.1 million to $129.4 million, or 66.5% of net revenue, for the three months ended March 31, 2009 from $141.5 million, or 62.8% of net revenue, for the three months ended March 31, 2008. The increase of cost of revenue as a percentage of net revenue is due to a higher mix of wholesale revenue during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

United States: United States cost of revenue decreased $1.7 million primarily due to a decrease of $3.9 million in retail revenue.

Canada: Canada cost of revenue decreased $5.8 million primarily due to a decrease of $15.2 million in net revenue. The strengthening of the CAD against the USD accounted for $5.7 million of the decrease to cost of revenue, which reflects changes in the exchange rates for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Europe: European cost of revenue decreased by $1.3 million primarily due to a decrease of $2.1 million in net revenue. The strengthening of the GBP and EUR against the USD accounted for a $2.1 million decrease to cost of revenue, which reflects changes in the exchange rates for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, and was offset by a $0.8 million increase due to product mix.

Australia: Australia cost of revenue decreased $14.6 million partially due to a $22.0 million decrease in net revenue. The strengthening of the AUD against the USD accounted for $12.7 million of the decrease to cost of revenue, which reflects changes in the exchange rates for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Wholesale: Wholesale cost of revenue increased $11.3 million to $51.8 million for the three months ended March 31, 2009 from $40.4 million for the three months ended March 31, 2008 in line with the revenue incline. The strengthening of the foreign currencies against the USD accounted for a $4.3 million increase to cost of revenue, which reflects changes in the exchange rates for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Selling, general and administrative expenses decreased $23.5 million to $45.4 million, or 23.3% of net revenue, for the three months ended March 31, 2009 from $68.9 million, or 30.6% of net revenue, for the three months ended March 31, 2008. The decrease in selling, general and administrative expenses is attributable to a decrease of $10.5 million in salaries and benefits, a decrease of $6.1 million in sales and marketing expenses, a decrease of $3.2 million in advertising expenses, a decrease of $1.5 million in general and administrative expenses, a decrease of $1.3 million in occupancy expenses and a decrease of $0.9 million in professional fees and travel and entertainment.

United States: United States selling, general and administrative expenses decreased $3.5 million to $9.5 million for three months ended March 31, 2009 from $13.0 million for the three months ended March 31, 2008. The decrease is attributable to a decrease of $1.5 million in salaries and benefits, a decrease of $1 million in advertising expenses, a decrease of $0.6 million in occupancy and professional expenses and a decrease of $0.4 million in sales and marketing expense.

Canada: Canada selling, general and administrative expense decreased $7.1 million to $17.7 million for three months ended March 31, 2009 from $24.8 million for the three months ended March 31, 2008. The decrease is attributable to a decrease of $3.8 million in salaries and benefits, a decrease of $1.9 million in sales and marketing expense and a decrease of $1.3 million in advertising expenses.

Europe: Europe selling, general and administrative expense decreased $1.8 million to $4.0 million for the three months ended March 31, 2009 from $5.8 million for the three months ended March 31, 2008. The decrease is attributable to a decrease of $1.0 million in salaries and benefits, a decrease of $0.4 million in general and administrative expenses, a decrease of $0.3 million in occupancy and professional expenses and a decrease of $0.2 million in advertising expenses.

Australia: Australia selling, general and administrative expense decreased $10.6 million to $12.6 million for three months ended March 31, 2009 from $23.2 million for the three months ended March 31, 2008. The decrease is attributable to a decrease of $4.2 million in salaries and benefits, a decrease of $3.8 million in sales and marketing expense, a decrease of $1.1 million in general and administrative expenses, a decrease of $0.7 million in advertising expenses and a decrease of $0.5 million in occupancy expenses.

Wholesale: Wholesale selling, general and administrative expense decreased $0.4 million or 19% to $1.7 million for the three months ended March 31, 2009 from $2.1 million for the three months ended March 31, 2008.

Depreciation and amortization expense decreased $1.9 million to $6.1 million for the three months ended March 31, 2009 from $8.0 million for the three months ended March 31, 2008. The decrease consists partially of lower depreciation expense of $1.2 million related assets in Australia which were retired.

Gain on sale or disposal of assets was a $0.1 million gain for the three months ended March 31, 2009 due to the sale of certain network assets in the United States.

Interest expense and Accretion on debt discount, net decreased $4.6 million to $10.6 million for the three months ended March 31, 2009 from $15.2 million for the three months ended March 31, 2008. The decrease was mainly attributable to repurchases of the October 1999 Senior Notes and Step Up Convertible Debentures in the three months ended March 31, 2008.

Gain (loss) on early extinguishment or restructuring of debt decreased $2.3 million from the three months ended March 31, 2008. In the first quarter 2008, we made open market purchases of $0.8 million principal amount of our October 1999 Senior Notes and $13.8 million principal amount of our Step Up Convertible Subordinated Debentures, resulting in a $0.1 million and $2.1 million gain, respectively, on early extinguishment of debt including the write-off of related deferred financing costs, discount and effective interest.

Foreign currency transaction gain (loss) was a $3 million loss for the three months ended March 31, 2009 as compared to a $1.7 million gain for the three months ended March 31, 2008. This loss is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Reorganization items, net was a $16.6 million gain for the three months ended March 31, 2009. In accordance with SOP No. 90-7, the Company ceased amortization of debt premiums, discounts and deferred financing costs related to the liabilities subject to compromise on the Petition Date. The $3.5 million of unamortized debt premiums and discounts has been written off and recorded as a gain, offset by the expensing of $3.6 million of unamortized deferred financing costs, as an adjustment to the net carrying value of the pre-petition debt. Long term debt was further reduced by $20.5 million of future interest payable that previously had been recorded as a portion of long-term obligations for the 14  1/4% Senior Secured Notes and 5% Exchangeable Senior Notes as the issuance of these notes had been deemed troubled debt restructurings. For further detail concerning past treatment of these troubled debt restructurings, see Note 5—“Long-Term Obligations and Liabilities Subject to Compromise; Liabilities Subject to Compromise—14 1/4% Senior Secured Notes” and “—5% Exchangeable Senior Notes.”

Income tax expense increased to $2.8 million for the three months ended March 31, 2009 from $2.4 million for the three months ended March 31, 2008. The expense consists of foreign withholding tax on intercompany interest and royalty fees owed to a United States subsidiary by our Canadian and Australian subsidiaries and charges for uncertain tax positions under FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.”

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

Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2009 as compared to net cash used in operating activities of $7.5 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, net income, net of non-cash operating activity, provided $8.3 million of cash. In addition, cash was increased by a reduction in accounts receivable of $5.1 million, a reduction in other assets of $2.3 million, and an increase in accrued income tax of $0.4 million. For the three months ended

March 31, 2009, we used $1.4 million with the increase in our prepaid expenses and other current assets, $7.4 million to reduce our accounts payable, $1.8 million to reduce the accrued interconnection costs, and $0.8 million to reduce our accrued interest. Cash effect of reorganization items was $3.8 million, which includes professional fee paid for reorganization and interest income received by the Debtors. For the three months ended March 31, 2008, net loss, net of non-cash operating activity, provided $1.9 million of cash. In addition, cash was increased by a reduction in prepaid expenses, other current assets and other assets of $10.1 million and $0.5 million in accrued income taxes. For the three months ended March 31, 2008, we used $1.8 million with the increase in our accounts receivable, $10.8 million to reduce our accounts payable and accrued interconnection costs, $1.5 million to reduce our accrued interest and $6.0 million to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities.

Net cash used in investing activities was $2.9 million for the three months ended March 31, 2009 compared to $5.2 million for the three months ended March 31, 2008. Net cash used in investing activities during the three months ended March 31, 2009 included $2.8 million of capital expenditures, $0.2 million for a business acquisition in Australia and $0.2 million increase in restricted cash, offset by $0.2 million net cash proceeds from the sale of Japan retail business and $0.1 million from the disposition of a network asset. Net cash used in investing activities during the three months ended March 31, 2008 included $6.9 million of capital expenditures and a $0.9 million increase in restricted cash, offset by $1.8 million net cash proceeds from the disposition of a minority equity investment in Japan and $0.8 million from the disposition of surplus fiber assets.

Net cash used in financing activities was $3.0 million for the three months ended March 31, 2009 as compared to $12.8 million for the three months ended March 31, 2008. During the three months ended March 31, 2009, $2.3 million was used to reduce our Canadian Financing Facility and $0.7 million was used to pay the principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the three months ended March 31, 2008, $11.2 million was used to purchase and retire $0.8 million principal amount of our October 1999 Senior Notes and $13.8 million principal amount of our Step Up Convertible Subordinated Debentures and $1.5 million was used for principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

The Chapter 11 Cases were preceded by severe downturns in global economic conditions and contraction of capital markets beginning in mid-year 2008, as well as the significant exchange rate appreciation of the United States dollar, which impaired our ability to strengthen the balance sheet opportunistically and improve cash flows through potential refinancing and equity capital infusions. Further, such conditions made the sale of non-strategic assets and businesses to generate enhanced liquidity difficult to complete on acceptable terms or at all. Additionally, given that the preponderance of our holding company obligations are in United States dollars, the recent sharp strengthening of the United States dollar as compared to other foreign currencies added further strain on our liquidity position with payments from our foreign operating subsidiaries yielding less United States dollars as the United States dollar has strengthened significantly to such foreign currencies since June 30, 2008.

In the third quarter 2008, we instituted cost reductions that included a reduction in total headcount which, together with additional savings in other sales, general and administrative expenses, were expected to generate approximately $15 million in annual savings. Since then, we have experienced significant adverse changes in currency exchange rates that dramatically reduced or offset the benefits that these cost reductions would have otherwise had on our results. As a result, among other things, we completed additional cost reductions that were begun in the fourth quarter 2008. These include efforts to reduce headcount; to moderate advertising and marketing costs to the most productive programs; to reduce the non-sales and marketing cost structure; to focus on improving sales productivity and margin enhancements by leveraging existing network assets and increasing the revenue mix in favor of higher margin growth services; and to reduce administrative costs. We also continue to focus on minimizing capital expenditures and managing working capital. In addition to our cost reduction efforts, we consider the feasibility and timing of transactions, including assets sales that could raise capital.

The sum of these efforts, along with the debt and interest reductions from the expected reorganization of the Debtors filing bankruptcy petitions, should strengthen our ability to generate positive cash flow. However, we are uncertain as to the timing and ultimate outcome of our petitions for reorganization, so at this time, we cannot predict if and when we would emerge as a restructured company. Therefore, substantial doubt exists concerning our ability to continue as a going concern, and therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business.

Regardless of the results of our reorganization efforts, we expect to continue to have significant debt service obligations on a long-term basis. From time to time, we consider the feasibility and timing of transactions that could raise capital for additional liquidity, debt reduction, debt extension, refinancing of existing indebtedness and for additional working capital and growth opportunities. There can be no assurance we will be successful in any of these efforts to consummate timely any such transactions or at all or to obtain any such financing on acceptable terms or at all, especially in consideration of the state of the current global economic and credit situation. Additionally, the Plan may result in additional covenants and limitations in levels of debt and debt transactions. If we are successful in raising additional financing or issuing our securities in exchange for or extension of debt, securities comprising a significant percentage of our diluted equity capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change or prove inaccurate, including those with respect to our debt levels, currency exchange rates, competitive developments, developments affecting our network or product initiatives, services, operations or cash from operating activities, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected. In such circumstances, there can be no assurance we will be successful in these efforts to obtain new capital at acceptable terms or to exchange or to extend debt. Also there can be no assurance that changes in assumptions or conditions, including those referenced herein and under “Part II. Item 1A. Risk Factors,” “Part II. Item 1. Legal Proceedings. Legal Proceedings Related to the Chapter 11 Cases” and “—Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity.

As of March 31, 2009, we have $36.0 million in future minimum purchase obligations, $60.6 million in future operating lease payments and $135.6 million of indebtedness that are not subject to compromise. At March 31, 2009, approximately $89.6 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN No. 48. We are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below. Included in the unrecognized tax benefits not included in the table below, we have recorded a liability for potential penalties and interest of $0.4 million.

Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with SOP No. 90-7, these liabilities are adjusted to the amount of the allowed claim by the court and are classified as liabilities subject to compromise in the Consolidated Condensed Balance Sheet as of March 31, 2009, which are different than the prepetition amounts originally recorded on the financial statements due to certain debt premiums, discounts and future interest payments recorded as long-term obligations that were written off during the period. Adjustments to the claims may result from negotiations, payments authorized by Court order or other events. It is anticipated that such adjustments, if any, could be material. Payment terms for the amounts classified as subject to compromise will be established in connection with a plan of reorganization. Liabilities subject to compromise are classified separately from long-term obligations and current liabilities. Although a substantial portion of the debt has been classified as liability subject to compromise due to the default provisions triggered by the bankruptcy filings, the following table reflects the contractual payments of principal and interest that existed prior to the bankruptcy filings and are not liabilities subject to compromise:

Year Ending December 31,	Vendor Financing and Other	Senior Secured Term Loan Facility (1)	Financing Facility	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2009 (as of March 31, 2009)	$2,022	$10,697	$7,831	$19,154	$12,989	$52,693
2010	5,019	16,616	7,685	13,812	13,724	56,856
2011	462	89,625	21,036	1,873	10,186	123,182
2012	90	—	—	1,178	8,559	9,827
2013	64	—	—	—	6,038	6,102
Thereafter	33	—	—	—	9,075	9,108

Total Minimum Principal & Interest Payments	7,690	116,938	36,552	36,017	60,571	257,768
Less: Amount Representing Interest	(795)	(20,938)	(3,802)	—	—	(25,535)

Total Long-Term Obligations	$6,895	$96,000	$32,750	$36,017	$60,571	$232,233

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 12.0%, according to the Term Loan Modification Term Sheet. This loan is classified as current portion of long-term obligations due to the Bankruptcy.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $19.2 million, $13.8 million, $1.9 million, and $1.2 million remaining in 2009, 2010, 2011 and 2012, respectively.

However, the filing of the Chapter 11 Cases on March 16, 2009 described in this filing constituted an event of default that triggered repayment obligations under a number of debt instruments. As a result of the event of default, all obligations under the affected debt agreements became automatically and immediately due and payable. Additionally, the filing of the Chapter 11 Cases constituted an event of default through a cross default provision of the Canadian Financing Facility; however a waiver of that default provision was obtained from the lender. Certain other vendor and capital lease obligations are not in default because they are held in operating companies that were not part of the bankruptcy filings. We believe that any efforts to enforce the payment obligations under the defaulted debt agreements are stayed as a result of the filing of such Chapter 11 Cases in the Bankruptcy Court (subject to certain exceptions contemplated by the Term Loan Modification Term Sheet, following Bankruptcy Court approval).

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

The filing of the Chapter 11 Cases did not create a need to seek debtor-in-possession financing due to the fact that substantially all business expenses are handled at the Operating Subsidiary level and should not be affected by the filings. Thus, our Operating Subsidiaries are unaffected by, and are not part of, the Plan and are expected to continue to manage and to operate their businesses without interruption. Employees, customers, suppliers and partners of these Operating Subsidiaries should be unaffected by the filing of the Chapter 11 Cases. We believe that the Operating Subsidiaries, as well as the Debtors, have adequate cash available to support their operations while the Debtors seek Bankruptcy Court confirmation of the Plan. However, if the Debtors remain in Chapter 11 beyond the anticipated 90-120 day period following the Petition Date, the Debtors may be faced with the need to secure debtor in possession financing (“DIP financing”). It is not certain that we can secure DIP financing and, if we can, at what cost. The Reorganization is subject to a number of uncertainties and contingencies (see the following paragraph, “Item 1A. Risk Factors—Bankruptcy Considerations and Uncertainties” and “Item 3. Legal Proceedings; Legal Proceedings Related to the Chapter 11 Cases”), and is subject to Bankruptcy Court confirmation.

The Term Loan is guaranteed by Group, PTII, IHC, Holding and certain of Holding’s United States operating subsidiaries and is secured by certain assets of Holding and of certain United States operating subsidiaries and by partial stock pledges of certain foreign subsidiaries. The Chapter 11 filings by the Debtors have effectively stayed any rights the Term Loan lenders may have with respect to Group’s foreign subsidiaries. However, if we are unsuccessful in reaching a Term Loan amendment or other mutually agreeable resolution with the Term Loan lenders, we intend to assert our rights and may seek certain relief in the event the Term Loan lenders seek to enforce any rights with respect to the collateral, but we cannot give any assurances as to the ultimate outcome of such actions. See “Part II. Item 1. Legal Proceedings; Legal Proceedings Related to the Chapter 11 Cases”. See also “—Special Note Regarding Forward Looking Statements”.

Newly Adopted Accounting Principles

Effective January 1, 2009, we adopted FSP No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. 14-1 requires issuers of convertible debt securities to separate securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. 14-1 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The adoption did not have material effect on our results of operations, financial position or cash flows.

Effective January 1, 2009, we adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. The adoption did not have material effect on our results of operations, financial position or cash flows.

Effective January 1, 2009, we adopted SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The adoption did not have material effect on our results of operations, financial position or cash flows as we did not enter into any business combinations during the three months ended March 31, 2009.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 1” and FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157.” The provisions of SFAS No. 157, “Fair Value Measurements”, which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, where adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have a material impact on our financial statements. FSP 157-1 and FSP 157-2 collectively delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until financial years beginning after November 15, 2008, and changed the scope of SFAS No. 157. On January 1, 2009, we adopted the provisions of SFAS No. 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The provisions adopted in the first quarter 2009 did not have an impact on our financial statements as we did not have any fair value measurements of nonfinancial assets and liabilities as of March 31, 2009.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging” with the intent to provide users of financial statements with an enhanced understanding of the use of derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective for financial statements issued for fiscal years interim periods beginning after November 15, 2008. The adoption on January 1, 2009 did not have a material impact on the Company’s results of operations, financial position and cash flows.

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q and elsewhere concerning the Debtors, the Plan, future liquidity, cost savings initiatives and related matters constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this filing. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	Plan or any amended plan of reorganization involving the Debtors;

•	the Term Loan Modification Term Sheet;

•	pre- and post-restructuring financial condition, financing requirements, prospects, cash flow and ongoing impacts of the Plan on our operations;

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

Factors and risks that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward looking statements include those set forth in “Risk Factors” as well as, without limitation:

•

the ability of the Debtors to obtain requisite consent and support of the Plan, whether by amendment to the Term Loan in a manner consistent with the Term Loan Modification Term Sheet, or otherwise, and to obtain consent of certain noteholders to the treatment of the Term Loan lenders by amendment of the Term Loan agreement on the terms contemplated by the Term Loan Modification Term Sheet;

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

•

risk factors or uncertainties listed or identified in Bankruptcy Court filings or past SEC filings, this filing or future SEC or Bankruptcy Court filings, as well as the factors affecting our ongoing business, as described herein;

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

Foreign currency can have a major impact on our financial results. Currently about 80% of our net revenue was derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Financing Facility and an interest rate swap. Despite the counterparty to the interest rate swap agreement entering bankruptcy in October 2008, management did not believe that breach or event of default had occurred in relation to the Canadian Credit Agreement. As of March 10, 2009, under the Waiver and Amendment Agreement described in Item 1 under caption “Canadian Financing Facility”, the Lenders under the Canadian Financing Facility waived any such possible breach or event of default. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, the USD was weaker on average as compared to the AUD, CAD, and stronger on average as compared to the GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (4)%, (4)%, 101% and 7% in local currency compared to the three months ended March 31, 2008, but increased (decreased) (30)%, (22)%, 46% and (7)% in USD, respectively.

Interest rates—The majority of our long-term debt obligations are at fixed interest rates at March 31, 2009. In February 2005, we obtained a $100 million senior secured loan facility, which has a variable interest rate feature. In March 2007, we entered into a $35 million senior secured credit agreement with a variable interest rate. The interest rate on the $35 million senior secured credit agreement had been fixed effective October 2007 after we completed a cross-currency interest rate swap agreement. The counter party to this agreement has filed for bankruptcy and we are now, again, paying a variable interest rate. We are exposed to interest rate risk as additional financing may be required. Our primary exposure to market risk stems from fluctuations in interest rates. See the discussion regarding the Senior Secured Credit Agreement within Management’s Discussion and Analysis-Short and Long-Term Liquidity Considerations and Risks.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the three months ended March 31, 2009 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior secured term loan, leased fiber capacity, and other long-term obligations in effect at March 31, 2009. This table is prepared assuming we will continue as a going concern without the possible effects of our Reorganization under Chapter 11 or change to the Term Loan if modified pursuant to the Term Loan Modification Term Sheet. This table only represents liabilities that are not subject to compromise (see Note 5—“Long-Term Obligations and Liabilities Subject to Compromise”).

	Year of Maturity						Total	Fair Value
	2009	2010	2011	2012	2013	Thereafter
	(in thousands, except percentages)
Fixed Rate	$1,579	$4,711	$429	$83	$61	$32	$6,895	$6,895
Average Interest Rate	9.4%	11.4%	12.0%	6.8%	5.6%	4.0%	10.9%
Variable Rate	$8,350	$11,600	$108,800	$—	$—	$—	$128,750	$108,590
Average Interest Rate	8.3%	9.4%	11.1%	0.0%	0.0%	0.0%	10.7%

ITEM 4.	CONTROLS AND PROCEDURES

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

As part of our compliance efforts relative to Section 404 of Sarbanes-Oxley Act of 2002, management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment, management identified a material weakness in our internal control over accounting for income taxes. The material weakness in internal control related to a lack of documentation and insufficient historical analysis, primarily caused by insufficient time in the position for the new Corporate Tax Director, who started in the position on November 17, 2008. His hiring was part of the remediation efforts related to the material weakness that was reconfirmed as of December 31, 2007. This material weakness was first identified as of December 31, 2006. His resignation on April 10, 2009 and the fourth quarter resignation of our Canada controller, who was the key preparer for the Canadian entity’s tax provision, led to a knowledge gap with respect to historical issues and conclusions and severely hampered our remediation efforts. These deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by our internal control over financial reporting.

Changes in Internal Control.

Our Principal Executive Officer and our Principal Financial Officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected or is reasonably likely to affect materially, our internal control over financial reporting, except for the item noted below. We are in the process of restarting the remediation efforts with respect to the material weakness described above.

Our income tax accounting has significant complexity due to our business being property and equipment intensive, our varied types of refinancing and debt transactions, the significant number of foreign subsidiary legal entities and various tax planning strategies. To address this complexity, we plan to hire a Corporate Tax Director for oversight of the domestic, foreign and consolidated income tax responsibilities and a Manager of Taxation in our Canadian operating unit. In addition, we utilize third party tax advisors both to assist in the administrative and consolidation duties of preparing the income tax provision and disclosures and also to advise on matters beyond our in-house expertise. We believe that the personnel to be hired will have the appropriate knowledge, experience and skills to maintain the proper controls over accounting for income taxes.

To address the control weakness described above, we performed additional analysis and other procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States. Additionally, during the interim period without a Corporate Tax Director, we engaged a multi-national accounting firm to assist the Company in completing the first quarter income tax accounting and reporting responsibilities. As we actively search for a replacement Corporate Tax Director and a new Tax Manager for our Canada operations, we will continue to utilize the multi-national accounting firm to complete income tax accounting and reporting responsibilities.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal Proceedings Related to the Chapter 11 Cases

On March 16, 2009, each of Group, Holding, PTII and IHC filed Chapter 11 Cases in the United States Bankruptcy Court for the District of Delaware for reorganization relief under Chapter 11 of the Bankruptcy Code. Subsequently, the Debtors sought and received an order directing joint administration of the Debtors’ Chapter 11 Cases under the caption, In re: Primus Telecommunications Group, Incorporated, et al., Debtors Case No. 09-10867. On April 24, 2009, an unsecured creditors’ committee was appointed by the United States Trustee. On April 27, 2009, the Bankruptcy Court approved the use of the Debtor’s Disclosure Statement which attached thereto the Plan, to solicit votes for the Plan and set a Plan confirmation hearing date for June 12, 2009 (see Note 1—“Proceedings Under Chapter 11 of The Bankruptcy Code”).

The Plan is subject to a number of uncertainties and contingencies and is subject to Bankruptcy Court confirmation. See Part I. Item 2, “Special Note Regarding Forward Looking Statements” and Part II. Item 1A, “Risk Factors.” As a result of these uncertainties, contingencies and risks, the Company is unable to assess the ultimate outcome of the Chapter 11 Cases.

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

BANKRUPTCY CONSIDERATIONS AND UNCERTAINTIES

The recent tightening of the global credit markets, deterioration of the global economy and the significant strengthening of the U.S. dollar relative to the local currencies of our major operating units (i.e., units contributing 80% of our 2009 first quarter revenues) have produced material uncertainties concerning our future operating results and our ability to improve our liquidity position, to consummate asset sales, to refinance or to extend our debt with 2009 or subsequent near-term maturities, and to raise additional capital, thereby creating increased uncertainty concerning our ability to meet future payment obligations. As a result of these factors and the significant indebtedness of Group, Holding, IHC and PTII, the Plan has been filed for such entities seeking reorganization through the Chapter 11 Cases. See also information under Note 1 and Note 5 of the Consolidated Condensed Financial Statements presented in Part 1 herein, under “Item 2. MD&A—Going Concern and Voluntary Reorganization Under Chapter 11,” “—Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks,” and “—Special Note Regarding Forward Looking Statements,” and in these Risk Factors. If adverse events referenced or described herein or therein were to occur, we may not be able to obtain confirmation of the Plan by the Bankruptcy Court, continue as a going concern and satisfy our obligations.

We may not be able to implement successfully the Plan and effect the Reorganization.

The Debtors’ emergence from Chapter 11 bankruptcy protection is contingent upon a number of factors. It is difficult to anticipate all Plan confirmation contingencies; however, initial uncertainties and contingencies include, among other things, the fact that:

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

A prolonged continuation of the Chapter 11 Cases could adversely affect the Debtors’ business and possibly the business and operations of our non-Debtor operating subsidiaries (the “Operating Subsidiaries”) even though the Operating Subsidiaries are not party to the Chapter 11 Cases. As long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the Reorganization instead of focusing exclusively on core business operations. Prolonged continuation of the Chapter 11 Cases may also make it more difficult to attract and retain management and other key personnel necessary to the success of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that customers, suppliers and vendors of the Debtors or the Operating Subsidiaries (even though the Operating Subsidiaries are not party to the Chapter 11 Cases) will lose confidence in our ability to reorganize successfully and seek to establish alternative commercial relationships. Furthermore, as long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the Chapter 11 Cases.

The change of control to be produced by the Reorganization of the Debtors may result in a limitation on or loss of our net operating losses for U.S. federal income tax purposes.

Our issuance of new common stock, warrants and CVRs through the Reorganization, along with the cancellation of existing equity interests of Group, may cause us to undergo an ownership change upon emergence from Chapter 11. As a result, Section 382 of the U.S. Internal Revenue Code (“IRC”) may apply to limit our use of U.S. consolidated net operating losses upon emergence, and our ability to use other carryforwards and tax credits may be limited. The annual limitation imposed by the particular provision of Section 382 of the IRC that we expect to apply to our ownership change generally equals the product of (i) the fair market value of the net equity value of our stock at the time of the ownership change, taking into account the increase in value of the corporation as a result of the surrender or cancellation of creditor’s claims in the transaction (rather than the value without taking into account such increases, as is the case under the general rule for non-bankruptcy ownership changes) multiplied by (ii) the long-term tax exempt rate in effect for the month in which the ownership change occurs. The long-term tax-exempt rate is published monthly by the IRS and is intended to reflect current interest rates on long-term tax-exempt debt obligations. Accordingly, under this rule, the Section 382 limitation would generally reflect the increase in the value of our new stock resulting from the conversion of debt to equity in the Chapter 11 Cases. Section 382 of the IRC applies a similar limitation to a capital loss carryforward and tax credits. Although it is impossible to predict with absolute certainty the net equity value of reorganized companies immediately upon emergence from Chapter 11, our use of our U.S. net operating losses ($73 million as of December 31, 2008) is expected to be substantially limited after an ownership change.

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

A significant portion of our net revenue (about 80% for the three months ended March 31, 2009) is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. See “Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Financing Facility and an interest rate swap. Despite the counterparty to the forward currency and interest rate swap agreement entering bankruptcy in October 2008, management did not believe that breach or event of default had occurred in relation to the Canadian Credit Agreement. As of March 10, 2009, under the Waiver and Amendment Agreement described above, the Lenders under the Canadian Financing Facility waived any such possible breach or event of default. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulate other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006, 2007 and 2008, which condition still existed at March 31, 2009, due to the material weakness that existed in our internal control over accounting for income taxes. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods as a result of existing or newly identified material weaknesses in internal control over financial reporting.

In performing an internal control assessment at the end of 2006, our management identified a material weakness in our internal control over financial reporting, which condition still existed at March 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weakness identified by our management, see “Item 9A. Controls and Procedures” on our 2008 Form 10-K. To address the material weakness, we performed additional analysis and other post-closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles. The weakness in internal control over accounting for income taxes could be magnified by the loss of, net operating losses for U.S. federal income tax purposes through the Reorganization. See “—Bankruptcy Considerations and Uncertainties.” These additional procedures were costly, time consuming and required us to dedicate a significant amount of resources, including the time and attention of our senior management, toward the correction of these problems. Performing these additional procedures in the future could cause delays in the filing of our periodic and annual reports to the SEC.

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

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers by November 2005. LINGO, a subsidiary of ours which sells such interconnected VOIP services, was unable, like many interconnected VOIP providers in the industry, to meet this deadline for all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service, and the FCC has not yet addressed our waiver petition. As of April 20, 2009, approximately 2% of our LINGO customers were without E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties, and/or cease and desist orders prohibiting LINGO from providing service on the federal and state levels. However, at this time, management has determined the likelihood of incurring such fines or penalties to be remote.

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

As of March 31, 2009, we had an accumulated deficit of $(1,085.8) million. We incurred net losses of $(10.6) million in 2004, $(149.2) million in 2005, $(238.0) million in 2006 and $(25.0) million in 2008. During the year ended December 31, 2007, we recognized net income of $15.7 million, of which $32.7 million was related to the positive impact of foreign currency transaction gains. Even if we are successful in reducing indebtedness through our proposed Reorganization, it is possible that adverse customer or supplier reaction to our Reorganization may have a greater incremental adverse effect on our results of operations in future periods than any interest expense reduction associated with such Reorganization. We cannot assure that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We have significant international operations and, for the three months ended March 31, 2009, derived about 80% of our net revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets.

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

The Chapter 11 Cases described elsewhere in this Form 10-Q constituted an event of default that triggered repayment obligations under a number of debt instruments. See information within Note 1 and Note 5 to the Consolidated Condensed Financial Statements and under Part I, Item 2. As a result of the event of default, all obligations under the affected debt agreements became automatically and immediately due and payable. Additionally, the filing of the Chapter 11 Cases constituted an event of default thorough a cross default provision of the Canadian Financing Facility; however a waiver of that default provision was obtained from the lender. Certain other vendor and capital lease obligations are not in default because they are held in operating companies that were not part of the bankruptcy filings. We believe that any efforts to enforce the payment obligations under the defaulted debt agreements are stayed as a result of the filing of such Chapter 11 Cases in the Bankruptcy Court (subject to certain exceptions contemplated by the Term Loan Modification Term Sheet, following Bankruptcy Court approval).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits (see index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: May 20, 2009	By:	/s/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Amended Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors, as filed by the Debtors with the Bankruptcy Court on April 27, 2009 (incorporated by reference to Exhibits 2.1 and 2.2 to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 29, 2009)

2.2	Disclosure Statement approved by the Bankruptcy Court related to Amended Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors, as filed by the Debtors with the Bankruptcy Court on April 27, 2009 (incorporated by reference to Exhibits 2.1 and 2.2 to Registrant’s Current Report on Form 8-K/A filed with the SEC on April 29, 2009)

3.1	First amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.1 of the Registration Statement on From S-8, No. 333-56557.

3.2	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.3	Amended and Restated Bylaws of Primus; Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

31	Certifications.

32	Certification.*

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.