Form 10-Q
period 2009-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2009-08-13
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2009
Common Stock $0.001 par value	9,600,000

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-in-Possession)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET REVENUE	$196,742	$235,897	$391,216	$461,331
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	125,914	142,495	255,288	283,979
Selling, general and administrative	50,400	69,969	95,836	138,827
Depreciation and amortization	6,250	8,091	12,346	16,050
(Gain) loss on sale or disposal of assets	16	115	(43)	(2,465)

Total operating expenses	182,580	220,670	363,427	436,391

INCOME FROM OPERATIONS	14,162	15,227	27,789	24,940
INTEREST EXPENSE (contractual interest expense for the three months and six months ended June 30, 2009 was $11,986 and $24,201, respectively)	(3,359)	(13,554)	(14,135)	(28,747)
ACCRETION ON DEBT DISCOUNT, net	—	217	189	187
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	32,177	—	34,487
INTEREST AND OTHER INCOME	161	2,127	396	3,189
FOREIGN CURRENCY TRANSACTION GAIN	24,170	8,134	21,121	9,841

INCOME FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	35,134	44,328	35,360	43,897
REORGANIZATION ITEMS, net	(8,271)	—	8,297	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	26,863	44,328	43,657	43,897
INCOME TAX BENEFIT (EXPENSE)	(1,110)	2,382	(3,907)	(38)

INCOME FROM CONTINUING OPERATIONS	25,753	46,710	39,750	43,859
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(283)	(21)	(676)	(66)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	251	—

NET INCOME	25,470	46,689	39,325	43,793
Less: Net (income) loss attributable to the noncontrolling interest	(104)	(165)	32	(268)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$25,366	$46,524	$39,357	$43,525

BASIC INCOME PER COMMON SHARE:
Income from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.18	$0.33	$0.28	$0.31
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Gain from sale of discontinued operations	—	—	0.00	—

Net income attributable to Primus Telecommunications Group, Incorporated	$0.18	$0.33	$0.28	$0.31

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.15	$0.25	$0.23	$0.23
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Gain from sale of discontinued operations	—	—	0.00	—

Net income attributable to Primus Telecommunications Group, Incorporated	$0.15	$0.25	$0.23	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	142,695	142,633	142,695	142,633

Diluted	173,117	190,328	173,117	195,221

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$25,649	$46,545	$39,782	$43,591
Loss from discontinued operations	(283)	(21)	(676)	(66)
Gain from sale of discontinued operations	—	—	251	—

Net income	$25,366	$46,524	$39,357	$43,525

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,461	$37,000
Accounts receivable (net of allowance for doubtful accounts receivable of $9,095 and $9,710)	93,826	99,483
Prepaid expenses and other current assets	16,955	15,846

Total current assets	152,242	152,329

RESTRICTED CASH	9,467	8,133
PROPERTY AND EQUIPMENT—Net	117,840	112,152
GOODWILL	35,351	32,688
OTHER INTANGIBLE ASSETS—Net	482	746
OTHER ASSETS	19,155	24,396

TOTAL ASSETS	$334,537	$330,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$50,890	$58,671
Accrued interconnection costs	38,778	41,422
Deferred revenue	12,322	13,303
Accrued expenses and other current liabilities	53,982	42,440
Accrued income taxes	20,986	18,213
Accrued interest	19	10,248
Current portion of long-term obligations	107,097	564,797

Total current liabilities	284,074	749,094
LONG-TERM OBLIGATIONS	25,740	40,040
OTHER LIABILITIES	—	35

Total liabilities not subject to compromise	309,814	789,169
LIABILITIES SUBJECT TO COMPROMISE	451,050	—

Total Liabilities	760,864	789,169

COMMITMENTS AND CONTINGENCIES (See Note 6.)

STOCKHOLDERS’ DEFICIT:
Primus Telecommuncations Group, Incorporated Stockholders’ Deficit:
Preferred stock: Not Designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value—300,000,000 shares authorized; 142,695,390 shares issued and outstanding	1,427	1,427
Additional paid-in capital	718,983	718,956
Accumulated deficit	(1,060,452)	(1,099,809)
Accumulated other comprehensive loss	(89,216)	(82,113)

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	(429,258)	(461,539)

Noncontrolling interest	2,931	2,814

Total stockholders’ deficit	(426,327)	(458,725)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$334,537	$330,444

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,325	$43,793
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	(8,297)	—
Provision for doubtful accounts receivable	5,140	5,696
Stock compensation expense	27	132
Depreciation and amortization	12,346	16,056
Gain on sale or disposal of assets	(294)	(2,465)
Accretion of debt discount	(189)	(187)
Deferred income taxes	—	2,845
Gain on early extinguishment or restructuring of debt	—	(34,487)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(20,702)	(9,628)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	7,798	(6,388)
Decrease in prepaid expenses and other current assets	461	11,234
Decrease in other assets	2,454	905
Decrease in accounts payable	(12,794)	(16,639)
Increase (decrease) in accrued interconnection costs	(5,361)	3,159
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	1,313	(3,347)
Increase (decrease) in accrued income taxes	2,113	(4,455)
Decrease in accrued interest	(1,600)	(921)

Net cash provided by operating activities before cash reorganization items	21,740	5,303
Cash effect of reorganization items	(4,595)	—

Net cash provided by operating activities	17,145	5,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,660)	(14,599)
Sale of property and equipment	179	805
Cash from disposition of business, net of cash disposed	232	1,676
Cash used in business acquisitions, net of cash acquired	(199)	(34)
(Increase) decrease in restricted cash	(146)	103

Net cash used in investing activities	(5,594)	(12,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	—	(11,217)
Principal payments on long-term obligations	(8,292)	(8,287)

Net cash used in financing activities	(8,292)	(19,504)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,202	518

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,461	(25,732)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,000	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,461	$55,550

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,909	$28,440
Cash paid for taxes	$962	$469
Non-cash investing and financing activities:
Capital lease additions	$1,882	$35
Settlement of outstanding debt with issuance of new senior secured debt	$—	$(133,159)
Issuance of new senior secured debt in exchange for outstanding debt	$—	$88,794

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET INCOME	$25,470	$46,689	$39,325	$43,793

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(8,426)	(3,011)	(6,954)	(4,073)

COMPREHENSIVE INCOME	17,044	43,678	32,371	39,720
Comprehensive loss attributable to the noncontrolling interest	(319)	(175)	(117)	(243)

COMPREHENSIVE INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$16,725	$43,503	$32,254	$39,477

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

Voluntary Reorganization under Chapter 11—On March 16, 2009, Primus Telecommunications Group, Incorporated (“Group” or “PTGI”) and three of its subsidiaries, Primus Telecommunications Holding, Inc. (“Holding” or “PTHI”), Primus Telecommunications International, Inc. (“PTII”) and Primus Telecommunications IHC, Inc., (“IHC” and together with Group, Holding and PTII, collectively, the “Debtors”) each filed a voluntary petition (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief (“Reorganization”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended (the “Bankruptcy Code”). Subsequently, the Debtors sought and received an order directing the joint administration of the Chapter 11 Cases under the caption In re: Primus Telecommunications Group, Incorporated, et al., Debtors, Case No. 09-10867. On April 8, 2009, April 20, 2009, and April 24, 2009, filings were made by the Debtors in the Bankruptcy Court concerning amended Disclosure Statements and Joint Plans of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors. On April 24, 2009, an unsecured creditors’ committee was appointed by the United States Trustee.

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

The Plan was confirmed by the Bankruptcy Court on June 12, 2009 (the “Confirmation Date”). On July 1, 2009 (the “Effective Date”), the Debtors consummated their reorganization under the Bankruptcy Code and the Plan became effective.

The Plan provides for a plan of reorganization of the Debtors on terms that are summarized below:

•	Holding’s Term Loan facility due February 2011 was reinstated and amended (see “Amended Term Loan Facility” below);

•

IHC’s 14 1/4% Senior Secured Notes were cancelled and the holders thereof received (a) their pro rata portion of $123.5 million of aggregate principal amount of 14 1/4% Senior Subordinated Secured Notes due May 20, 2013 (see “Amendment of IHC’s 14 1/4% Senior Secured Notes Indenture” below), (b) 4,800,000 shares of the new Common Stock of Group (the “New Common Stock”), and (c) all reasonable fees, expenses and disbursements of their counsel;

•

the 5% Exchangeable Senior Notes and 8% Senior Notes issued by Holding (collectively, the “Holding Senior Notes”) were cancelled, and the holders thereof received (a) 4,800,000 shares of the New Common Stock, (b) Class A warrants to purchase up to an aggregate of 3,000,000 shares of New Common Stock on terms described below under “Warrant Agreements,” and (c) all reasonable fees, expenses and disbursements of their counsel;

•

the 3 3/4% Senior Notes due September 2010, 12 3/4% Senior Notes due October 2009 and Step Up Convertible Subordinated Debentures due August 2009 issued by Group (collectively, the “Group Notes”) were cancelled, and the holders thereof received Class B warrants to purchase up to an aggregate of 1,500,000 shares of the New Common Stock on terms described below under “Warrant Agreements;”

•

all existing shares of common stock outstanding prior to the Effective Date (the “Old Common Stock”) were cancelled on the Effective Date, and holders thereof received their pro rata share of contingent value rights (“Contingent Value Rights” or “CVRs”) to acquire up to 2,665,000 shares of New Common Stock on terms described below under “Contingent Value Rights Distribution Agreement;”

•

all outstanding equity incentive grants of Group were cancelled on the Effective Date, and the Primus Telecommunications Group, Incorporated Management Compensation Plan (the “Management Compensation Plan”) became effective. As of the Effective Date, 400,000 restricted stock units, 400,000 service-based stock options and 100,000 performance-based stock options were granted to certain employees and executive officers under the Management Compensation Plan.

The following table summarizes the effect of the Plan of Reorganization adjustments with respect to long-term obligations after giving effect to the July 1, 2009 emergence from bankruptcy.

	Predecessor	Plan of Reorganization Adjustments	Successor
Long-Term Obligations
Obligations under capital leases and other	$5,056	$—	$5,056
Leased fiber capacity	2,531	—	2,531
Senior secured term loan facility	95,750	—	95,750
Canadian credit facility	29,500	—	29,500
Senior secured subordinated notes	—	123,472	123,472

Subtotal	132,837	123,472	256,309
Less: Current portion of long-term obligations	(107,097)	91,100	(15,997)

Total long-term obligations	$25,740	$214,572	$240,312

Liabilities Subject to Compromise
Senior secured notes	$173,157	$(173,157)	$—
Senior notes	200,186	(200,186)	—
Exchangeable senior notes	23,369	(23,369)	—
Convertible senior notes	34,200	(34,200)	—
Step up convertible subordinated debentures	8,641	(8,641)	—
Accrued interest	11,497	(11,497)	—

Total liabilities subject to compromise	$451,050	$(451,050)	$—

The following table reflects the contractual payments of principal and interest for all long-term obligations after giving effect to the July 1, 2009 emergence from bankruptcy.

Year Ending December 31,	Vendor Financing and Other	Senior Secured Term Loan Facility (1)	Canadian Credit Facility (2)	Senior Secured Subordinated Notes	Total
2009 (as of June 30, 2009)	$1,888	$7,694	$4,011	$7,331	$20,924
2010	5,151	16,767	7,685	17,595	47,198
2011	1,068	89,713	21,036	17,595	129,412
2012	257	—	—	17,595	17,852
2013	64	—	—	131,731	131,795
Thereafter	33	—	—	—	33

Total Minimum Principal & Interest Payments	8,461	114,174	32,732	191,847	347,214
Less: Amount Representing Interest	(874)	(18,424)	(3,232)	(68,375)	(90,905)

Total Long-Term Obligation	$7,587	$95,750	$29,500	$123,472	$256,309

(1)	For preparation of this table, the Company has assumed the interest rate of the Senior Secured Term Loan Facility to be 12.0% and principal payments as according to the Term Loan Modification Term Sheet.
(2)	For preparation of this table, the Company has assumed the interest rate of the Canadian Credit Facility to be 7.0%.

Notwithstanding confirmation of the Plan, we expect to continue to have significant debt service obligations on a long-term basis. Cash flows from operations are not anticipated to be sufficient to make the balloon payments on the remaining outstanding principal of the Senior Secured Tem Loan Facility and the Canadian Credit Facility due February and May 2011, respectively; therefore, we expect to seek external financing prior to that date. There can be no assurance we will be successful in these efforts to consummate timely any such transactions or at all or to obtain any such financing on acceptable terms or at all, especially in consideration of the state of the current global economic and credit situation.

Agreements Relating to the Debtors’ Securities

Amended Term Loan Facility

As of the Effective Date, Group and Holding entered into a Third Amendment to the Term Loan Agreement, dated as of February 18, 2005 (as amended through the date hereof, the “Amended Term Loan”), with the several banks and other financial institutions or entities from time to time parties thereto, Lehman Commercial Paper, Inc., a debtor and debtor in possession under chapter 11 of the Bankruptcy Code acting through one or more of its branches as the Administrative Agent and The Bank of New York Mellon, as the successor Administrative Agent. All of the terms in the “Term Loan Modification Term Sheet,” as described in Note 5—“Long-Term Obligations and Liabilities Subject to Compromise,” were accepted and included in the Amended Term Loan with the exception of certain interest rate terms that are described below in item (i). In accordance with the Amended Term Loan, Holding’s Term Loan facility due February 2011 was reinstated and amended in certain respects, including: (i) at the option of Holding, interest rates are now (A) LIBOR + 9.00% with a LIBOR floor of 3.00% (or LIBOR + 11.00% with 4.00% to be paid in kind) or (B) Prime Rate + 8.00% with a Prime Rate floor of 4.00% (or Prime Rate + 10.00% with 4.00% to be paid in kind); (ii) The Bank of New York Mellon has been appointed as successor Administrative Agent; (iii) amortization payments have been increased; (iv) mandatory prepayments are required from (A) 25% of the net proceeds of certain equity issuances (including 25% of the cash of businesses acquired in exchange for equity), (B) 100% of the net proceeds from debt issuances (other than as permitted under the limitation of indebtedness covenant), and (C) 80% of net cash proceeds from asset sales or insurance recoveries not otherwise reinvested within 180 days or committed to reinvestment within 270 days of such asset sales; (v) Group or its affiliates are able to purchase annually up to $5 million in principal amount of loans at less than par without being subject to the pro-rata provisions of the Term Loan facility (or purchases in excess of such annual amount by way of an offer to all lenders), any such purchased loans deemed immediately cancelled; and (vi) certain covenants have been modified, including restrictions on the ability to incur additional debt and the addition of a minimum EBITDA covenant, a maximum indebtedness covenant and a maximum capital expenditure covenant. In addition, the Debtors have agreed to pay all reasonable fees, expenses and disbursements of counsel and the financial advisor to the Term Loan lenders.

Amendment of IHC’s 14.25% Senior Secured Notes Indenture

On the Effective Date, IHC, Group, Holding, the other Guarantors party thereto and U.S. Bank National Association, as trustee, entered into a supplemental indenture (the “Supplemental Indenture”) to the indenture governing IHC’s 14 1/4% Senior Secured Notes due 2011 (the “Original Indenture”). The Supplemental Indenture amended the Original Indenture to provide for the issuance of 14 1/4% Senior Subordinated Secured Notes due May 20, 2013 (the “Modified Second Lien Notes”). At the option of IHC, prior to the earlier of (1) the extension of the maturity of or the repayment in full of the indebtedness outstanding pursuant to the Amended Term Loan and the loan facility entered into by Primus Telecommunications Canada Inc., an indirect wholly owned subsidiary of Group, and (2) June 1, 2011, up to 4.25% per annum of the interest on the Modified Second Lien Notes may be paid in kind. The Supplemental Indenture also modified covenants in the Original Indenture to prevent subsidiary guarantors from incurring debt to refinance indebtedness of non-guarantors and to limit the incurrence of indebtedness of restricted persons that is secured by a lien on the assets of IHC, any subsidiary guarantor or other restricted persons, as defined under the modified indenture.

Pursuant to the Plan, the 14 1/4% Senior Secured Notes due 2011 were cancelled on the Effective Date and the holders thereof received their pro rata portion of approximately $123.5 million aggregate principal amount of Modified Second Lien Notes.

On the Effective Date, IHC entered into a First Amendment to the Intercreditor Agreement, dated as of February 26, 2007 (as amended through the date hereof, the “Amended Intercreditor Agreement”), with Group, Holding, The Bank of New York Mellon, as First Lien Collateral Agent, and U.S. Bank National Association, as Second Lien Collateral Agent. Pursuant to the Amended Intercreditor Agreement, the Modified Second Lien Notes shall be subordinated in right of payment to the prior indefeasible payment in cash in full of all obligations under the Amended Term Loan.

Also on the Effective Date, IHC, each of the Grantors party thereto and U.S. Bank National Association, as collateral agent, entered into a First Amendment to the Collateral Agreement, dated as of February 26, 2007 (as amended through the date hereof, the “Amended Collateral Agreement”), to provide that the obligations of both IHC and PTII, an indirect wholly owned subsidiary of Group, shall be secured by PTII’s assets, including 65% of the voting stock of foreign subsidiaries owned by PTII. In addition, on the Effective Date, Group and Holding entered into an Assumption Agreement in favor of U.S. Bank National Association, as collateral agent, pursuant to which each of Group and Holding became party to the Amended Collateral Agreement. As a result, Group and Holding’s existing guarantees of the Modified Second Lien Notes are secured by a lien on the property of Group and Holding, respectively.

Warrant Agreements

As of the Effective Date, Group issued Class A warrants to purchase up to an aggregate of 3,000,000 shares of New Common Stock to holders of the Holding Notes. The Class A warrants consist of 1,000,000 each of Class A-1 warrants, Class A-2 warrants and Class A-3 warrants. In connection with the issuance of the Class A warrants, Group entered into a warrant agreement, dated as of the Effective Date (the “Class A Warrant Agreement”), with StockTrans, Inc., as warrant agent. Subject to the terms of the Class A Warrant Agreement, Class A-1 warrant holders are entitled to purchase up to 1,000,000 shares of New Common Stock at an initial exercise price of $12.22 per share, Class A-2 warrant holders are entitled to purchase up to 1,000,000 shares of New Common Stock at an initial exercise price of $16.53 per share, and Class A-3 warrant holders are entitled to purchase up to 1,000,000 shares of New Common Stock at an initial exercise price of $20.50 per share. The Class A warrants have a five-year term and will expire on July 1, 2014. A holder may exercise Class A warrants by paying the applicable exercise price in cash. In addition, a holder may exercise Class A warrants on a cashless basis in connection with a change of control (as defined in the Class A Warrant Agreement), in connection with a transaction pursuant to an effective registration statement covering the sale of New Common Stock underlying such Class A warrants, or if the exercise occurs on a date when the daily volume-weighted average price of the New Common Stock for the immediately preceding 10 trading days exceeds 150% of the exercise price applicable to such Class A warrants. The Class A warrants are freely transferrable by the holder thereof.

As of the Effective Date, Group issued Class B warrants to purchase up to an aggregate of 1,500,000 shares of New Common Stock to holders of the Group Notes. In connection with the issuance of the Class B warrants, Group entered into a warrant agreement, dated as of the Effective Date (the “Class B Warrant Agreement”), with StockTrans, Inc., as warrant agent. Subject to the terms of the Class B Warrant Agreement, Class B warrant holders are entitled to purchase 1,500,000 shares of New Common Stock at an initial exercise price of $26.01 per share. The Class B warrants have a five-year term and will expire at on July 1, 2014. A holder may exercise Class B warrants by paying the applicable exercise price in cash. In addition, a holder may exercise Class B warrants on a cashless basis in connection with a change of control (as defined in the Class B Warrant Agreement), in connection with a transaction pursuant to an effective registration statement covering the sale of New Common Stock underlying such Class B warrants, or if the exercise occurs on a date when the daily volume-weighted average price of the New Common Stock for the immediately preceding 10 trading days exceeds 150% of the exercise price applicable to the Class B warrants. The Class B warrants are freely transferrable by the holder thereof.

The number of shares of New Common Stock issuable upon exercise of the Class A warrants and Class B warrants (together, the “Warrants”) and the exercise prices of the Warrants will be adjusted in connection with any dividend or distribution of New Common Stock, assets or cash (other than any regular cash dividend not to exceed in any fiscal year 45% of the consolidated net income of Group), or any subdivision or combination of the New Common Stock. In addition, the number of shares of New Common Stock issuable upon exercise of the Warrants and the exercise prices of the Warrants are also subject to adjustment in connection with any issuance, grant or sale to any person of (A) rights, warrants, options, exchangeable securities or convertible securities entitling such person to subscribe for, purchase or otherwise acquire shares of New Common Stock at a price per share less than the fair market value of the New Common Stock on the trading day immediately prior to such issuance, sale or grant, subject to certain exceptions, or (B) shares of New Common Stock at a price per share less than the fair market value of the New Common Stock on the trading day immediately prior to such issuance, sale or grant. Additionally, if any transaction or event occurs in which all or substantially all of the outstanding New Common Stock is converted into, exchanged for, or the holders thereof are otherwise entitled to receive on account thereof stock, other securities, cash or assets (each, a “Fundamental Change Transaction”) the holder of each Warrant outstanding immediately prior to the occurrence of such Fundamental Change Transaction shall have the right to receive upon exercise of the applicable Warrant the kind and amount of stock, other securities, cash and/or assets that such holder would have received if such Warrant had been exercised.

Contingent Value Rights Distribution Agreement

Pursuant to the terms of the Plan, Group issued to holders of Group’s Old Common Stock Contingent Value Rights to receive up to an aggregate of 2,665,000 shares (the “CVR Shares”) of New Common Stock. In connection with the issuance of the Contingent Value Rights, Group entered into a Contingent Value Rights Distribution Agreement (the “CVR Agreement”), in favor of holders of CVRs thereunder, dated as of the Effective Date.

The CVRs may not be transferred by the holder thereof except in certain limited circumstances. Subject to the terms of the CVR Agreement, holders of CVRs will receive their pro rata share of up to 2,665,000 CVR Shares. A distribution of CVR Shares is required to be made by Group if, as of any determination date (described below), Group’s equity value (assuming cash exercise in full on such date of in-the-money warrants and options of Group) divided by the sum of the number of shares of New Common Stock then issued and outstanding plus the number of shares of New Common Stock underlying warrants, options and similar securities of Group (other than CVRs) that are then in-the-money exceeds $35.95. The aggregate number of such shares of New Common Stock is referred to as the “Applicable Shares;” the price per share of $35.95, subject to adjustment as described below, is referred to as the “CVR Strike Price;” and the per share amount of any such excess over the CVR Strike Price is referred to as the “Excess Equity Value Per Share.” If such a distribution is required, the number of CVR Shares to be distributed by Group equals the product of Excess Equity Value Per Share multiplied by the number of Applicable Shares divided by the CVR Strike Price. Such product of Excess Equity Value Per Share and the number of Applicable Shares is referred to as the “Excess Equity Value.”

Group will determine if and to the extent a distribution of CVR Shares is required on January 1 and July 1 of each year, commencing on the first such date (but in no event later than July 1, 2013) on which data is available to confirm that Group’s adjusted EBITDA for the immediately preceding four fiscal quarters is equal to at least $100 million, and upon a change of control of Group. Distributions of CVR Shares (if any) will be made within 45 calendar days of a determination by Group that a distribution is required.

Notwithstanding the foregoing, no distribution of CVR Shares is required to be made by Group unless Excess Equity Value exceeds $1 million as of any determination date.

The number of CVR Shares and the CVR Strike Price will be adjusted from time to time in connection with any stock dividend or distribution, or subdivision, split, combination, reclassification or recapitalization of the New Common Stock. In addition, if Group distributes to holders of New Common Stock any of its assets (including but not limited to cash), securities or rights to purchase securities of Group (other than any regular cash dividend not to exceed in any fiscal year 45% of the consolidated net income of Group for the immediately preceding fiscal year), then the number of CVR Shares will be increased and the CVR Strike Price will be decreased, in each case pursuant to the terms of the CVR Agreement. Additionally, in case of any reclassification, merger, consolidation, capital reorganization or other change in the capital stock of Group (other than in connection with a change of control) in which all or substantially all of the outstanding shares of New Common Stock are converted into or exchanged for stock, other securities or other property, Group shall make appropriate provision so that the holders of Contingent Value Rights shall thereafter be entitled to receive, at such time such holder would have otherwise been entitled to receive a distribution under the CVR Agreement, the kind and amount of stock and other securities and property having a value substantially equivalent to the value of New Common Stock that the holders of Contingent Value Rights would have been entitled to receive in connection with a distribution of CVR Shares immediately prior to such reclassification, merger, consolidation, reorganization or other change in the capital stock of Group at a CVR Strike Price that, in each case, is reasonably determined by the board of directors of Group after consultation with an independent valuation advisor to preserve, to the extent practicable, the intrinsic value of such CVR immediately prior to such event.

The Contingent Value Rights will expire and the CVR Agreement will terminate upon the earliest to occur of: (1) the date upon which no further CVR Shares are available for distribution, (2) the consummation of a change of control (subject to any potential distribution of CVR Shares as a result thereof), and (3) July 1, 2019.

Current Impact on Group’s Subsidiaries that have not sought Reorganization. Group’s subsidiaries other than Holding, IHC and PTII are not part of the Reorganization; operating subsidiary companies, including those in the United States, Australia, Canada, India, Europe and Brazil (the “Operating Subsidiaries”), were not party to the Reorganization and have continued to manage and to operate their businesses without interruption, and employees, customers, suppliers and partners of these Operating Subsidiaries have been unaffected by the filing of the Chapter 11 Cases.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In accordance with Statement of Position (SOP) No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” all pre-petition liabilities subject to compromise are segregated in the unaudited Consolidated Condensed Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the unaudited Consolidated Condensed Balance Sheet as of June 30, 2009. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, net, in the unaudited Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2009. Net cash used for reorganization items is disclosed separately in the unaudited Consolidated Condensed Statements of Cash Flows. The outcome of the plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of the plan, or the effect of any operational changes that may be made in the business.

After the emergence from bankruptcy on July 1, 2009, the amounts reported in the Company’s subsequent financial statements may materially change. The Company will be required to adopt the “fresh start” provisions of SOP No. 90-7 in the third quarter 2009, which requires that all assets and liabilities be restated to their fair value. Certain of these fair values may differ materially from the values recorded on the accompanying Consolidated Condensed Balance Sheets. Additionally, the Company must also adopt any changes in generally accepted accounting principles (GAAP) that it is otherwise required to adopt within twelve months of such date. Furthermore, it may opt to make other changes in accounting principles and policies upon adoption of fresh start. For all of these reasons, the Company’s financial statements for periods subsequent to July 1, 2009, the Effective Date of the emergence from bankruptcy, will not be comparable to previous periods.

The results for the three months and six months ended June 30, 2009 reflect the activities of certain operations as discontinued operations (see Note 10—“Discontinued Operations”).

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

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment to ARB No. 51, “Consolidated Financial Statements.” This statement changes the presentation of outstanding noncontrolling interests in one or more subsidiaries or the deconsolidation of those subsidiaries. The Company owns 45.6% of Globility Communications Corporations (GCC) through direct and indirect ownership structures. The results of GCC and its subsidiary are consolidated with the Company’s results based on guidance from FIN No. 46 (R). Reconciliations at the beginning and the end of the period of the total equity, equity attributable to the Company and equity attributable to the noncontrolling interest (in thousands) for the six months ended June 30, 2008 and 2009 are as follows:

			As of June 30, 2008					Noncontrolling Interest
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Comprehensive Income	Shares	Amount	Additional Paid-In Capital
Balance as of January 1, 2008	$(446,701)		142,633	$1,426	$718,695	$(1,074,778)	$(92,883)	$839
Stock Option Compensation Expense	132		—	—	132	—	—	—
Comprehensive Income
Net income	$43,793	$43,793	—	—	—	43,525	—	268
Other comprehensive loss	(4,073)	(4,073)	—	—	—	—	(4,048)	(25)

Comprehensive Income	39,720	$39,720

Balance as of June 30, 2008	$(406,849)		142,633	$1,426	$718,827	$(1,031,253)	$(96,931)	$1,082

			As of June 30, 2009					Noncontrolling Interest
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Comprehensive Income	Shares	Amount	Additional Paid-In Capital
Balance as of January 1, 2009	$(458,725)		142,695	$1,427	$718,956	$(1,099,809)	$(82,113)	$2,814
Stock Option Compensation Expense	27		—	—	27	—	—	—
Comprehensive Income
Net income (loss)	39,325	$39,325	—	—	—	39,357	—	(32)
Other comprehensive income (loss)	(6,954)	(6,954)	—	—	—	—	(7,103)	149

Comprehensive Income	32,371	$32,371

Balance as of June 30, 2009	$(426,327)		142,695	$1,427	$718,983	$(1,060,452)	$(89,216)	$2,931

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

The Company recorded an incremental $11 thousand and $27 thousand stock-based compensation expenses for the three months and six months ended June 30, 2009, respectively, and an incremental $70 thousand and $132 thousand stock-based compensation expenses for the three and six months ended June 30, 2008, respectively, under guidance in SFAS No. 123(R).

The Company granted 125,000 options during the three months ended June 30, 2008. No options were granted during the three months ended June 30, 2009. The weighted average fair value at date of grant for options granted during the three months ended June 30, 2008 was $0.10 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

For the Three Months Ended June 30, 2008
Expected dividend yield	0%
Expected stock price volatility	96%
Risk-free interest rate	3.0%
Expected option term	4 years

As of June 30, 2009, the Company had 0.9 million unvested awards outstanding of which $0.1 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.98 years. Under the Plan or Reorganization, as described in Note 1—“Voluntary Reorganization under Chapter 11” above, all outstanding options were cancelled upon the July 1, 2009 Plan Effective Date.

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

Newly Adopted Accounting Principles

Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. SFAS No. 165 also requires disclosure of the date through which subsequent events are evaluated by management. The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows. Management has evaluated subsequent events through August 13, 2009, for this quarterly report on Form 10-Q, for the quarter ended June 30, 2009.

Effective January 1, 2009, the Company adopted FSP No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. 14-1 requires issuers of convertible debt securities to separate securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. 14-1 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.

Effective January 1, 2009, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.

Effective January 1, 2009, the Company adopted SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 1” and FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157.” The provisions of SFAS No. 157, “Fair Value Measurements,” which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, where adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have a material impact on the Company’s financial statements. FSP 157-1 and FSP 157-2 collectively delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until financial years beginning after November 15, 2008, and changed the scope of SFAS No. 157. On January 1, 2009, the Company adopted the provisions of SFAS No. 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The provisions adopted in the first quarter 2009 did not have an impact on the Company’s financial statements as the Company did not have any fair value measurements of nonfinancial assets and liabilities as of June 30, 2009.

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

The Company has an outstanding cross-currency principal and interest rate agreement with Lehman Brothers Special Financing, Inc., who entered bankruptcy in October 2008 and ceased performing on the agreement. The Company has estimated the value to be zero, requiring a write-off of $1.2 million in the third quarter of 2008, and has moved the instrument from Level 2 to Level 3 because the counter party’s credit risk is not observable.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The provisions of SFAS No. 168 will be applied prospectively beginning in the third quarter of 2009. The Company anticipates that the adoption of this standard will not have a material impact on its results of operations, financial position and cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R),” which amends the definition of the primary beneficiary of a variable interest entity and will require the Company to assess each reporting period if any of the Company’s variable interests give it a controlling financial interest in the applicable variable interest entity. The provisions of SFAS No. 167 will become effective for financial statements issued for fiscal years and interim periods begin after November 15, 2009. The Company is currently evaluating the impact the provisions of SFAS No. 167 on its financial statements.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of June 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$4,229	$(3,806)	$423	$3,806	$(3,150)	$656
Other	1,673	(1,614)	59	1,665	(1,575)	90

Total	$5,902	$(5,420)	$482	$5,471	$(4,725)	$746

Amortization expense for customer lists and other intangible assets for the three months ended June 30, 2009 and 2008 was $0.2 million and $0.5 million, respectively. Amortization expense for customer lists and other intangible assets for the six months ended June 30, 2009 and 2008 was $0.5 million and $1.0 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the remainder of 2009 and the year ended December 31, 2010 and 2011 to be approximately $0.1 million, $0.2 million and $0.1 million, respectively, excluding any potential changes to the intangible assets as a result of applying “fresh start” accounting as of July 1, 2009.

Acquired intangible assets not subject to amortization consisted of the following (in thousands):

	As of June 30, 2009	As of December 31, 2008
Goodwill	$35,351	$32,688

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows (in thousands):

	United States	Canada	Asia-Pacific	Total
Balance as of January 1, 2009
Gross Goodwill	$198,140	$102,777	$30,775	$331,692
Accumulated impairment losses	(197,983)	(80,864)	(20,157)	(299,004)

Net Goodwill	157	21,913	10,618	32,688
Effect of change in foreign currency exchange rate	32	1,267	1,364	2,663

Balance as of June 30, 2009
Gross Goodwill	198,172	104,044	32,139	334,355
Accumulated impairment losses	(197,983)	(80,864)	(20,157)	(299,004)

Net Goodwill	$189	$23,180	$11,982	$35,351

5.	LONG-TERM OBLIGATIONS AND LIABILITIES SUBJECT TO COMPROMISE

On March 16, 2009, the Company and certain holding company subsidiaries filed for voluntary reorganization under Chapter 11 (see Note 1—“Proceedings Under Chapter 11 of The Bankruptcy Code”). The filings for bankruptcy constituted an event of default that triggered repayment obligations under a number of debt instruments. As a result of the event of default, all obligations under the affected debt agreements became automatically and immediately due and payable. Additionally, the filing of the Chapter 11 Cases constituted an event of default through a cross default provision of the Canadian Credit Facility (as defined below); however a waiver of that default provision was obtained from the lender as described under the Canadian Credit Facility below. Certain other vendor and capital lease obligations are not in default because they are held in operating companies that were not part of the bankruptcy filings.

Long-term obligations consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Obligations under capital leases and other	$5,056	$4,851
Leased fiber capacity	2,531	2,172
Senior secured term loan facility	95,750	96,250
Canadian credit facility	29,500	35,000
Senior notes*	—	200,186
Senior secured notes*	—	198,960
Exchangeable senior notes*	—	25,122
Convertible senior notes*	—	34,006
Step up convertible subordinated debentures*	—	8,290

Subtotal	132,837	604,837
Less: Current portion of long-term obligations	(107,097)	(564,797)

Total long-term obligations	$25,740	$40,040

*	As of June 30, 2009, certain liabilities are subject to compromise as part of the Plan and are classified as liabilities subject to compromise as described below.

The following table reflects the contractual payments of principal and interest for all long-term obligations as of June 30, 2009 as follows (note—this table only represents liabilities that are not subject to compromise as described below):

Year Ending December 31,	Vendor Financing and Other	Senior Secured Term Loan Facility (1)	Canadian Credit Facility (2)	Total
2009 (as of June 30, 2009)	$1,888	$7,694	$4,011	$13,593
2010	5,151	16,767	7,685	29,603
2011	1,068	89,713	21,036	111,817
2012	257	—	—	257
2013	64	—	—	64
Thereafter	33	—	—	33

Total Minimum Principal & Interest Payments	8,461	114,174	32,732	155,367
Less: Amount Representing Interest	(874)	(18,424)	(3,232)	(22,530)

Total Long Term Obligations	$7,587	$95,750	$29,500	$132,837

(1)	For preparation of this table, the Company has assumed the interest rate of the Senior Secured Term Loan Facility to be 12.0% and principal payments as according to the Term Loan Modification Term Sheet.
(2)	For preparation of this table, the Company has assumed the interest rate of the Canadian Credit Facility to be 7.0%.

Liabilities Subject to Compromise

Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with SOP No. 90-7, these liabilities are adjusted to the amount of the allowed claim by the court and are classified as liabilities subject to compromise in the Consolidated Condensed Balance Sheet as of June 30, 2009, which are different than the prepetition amounts originally recorded on the financial statements due to certain debt premiums, discounts and future interest payments recorded as long-term obligations that were written off during quarter ended March 31, 2009. See Note 12—“Reorganization Items, Net.” Adjustments to the claims may result from negotiations, payments authorized by Court order or other events. It is anticipated that such adjustments, if any, could be material. Any payment terms established for the liabilities subject to compromise will be established in connection with actual confirmation of the plan of reorganization. See Note 1— “Proceedings Under Chapter 11 of the Bankruptcy Code.” Liabilities subject to compromise are classified separately from long-term obligations and current liabilities.

The following table summarizes the components of liabilities subject to compromise in the Consolidated Condensed Balance Sheet as of June 30, 2009 (in thousands):

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

Senior Secured Term Loan Facility

In February 2005, a direct wholly-owned subsidiary of the Company, Primus Telecommunications Holding, Inc. (“Holding”), entered into a six-year, $100 million senior secured term loan facility (the “Facility”). Each borrowing made under the Facility may be, at the election of Holding at the time of the borrowing, a London Inter-Bank Offered Rate (LIBOR) loan (which will bear interest at a rate equal to LIBOR + 6.50%), or a base rate loan (which will bear interest at a rate equal to the greater of the prime rate plus 5.50% or the federal funds effective rate plus 6.00%). The Facility contained no financial maintenance covenants. The Company borrowed $100 million under this Facility in February 2005.

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

In February 2007, the Company received unanimous consent to an amendment of its existing $100 million Facility. This amendment enabled Primus Telecommunications IHC, Inc. (IHC), a wholly-owned indirect subsidiary of the Company, to issue and have at any one time outstanding up to $200 million of existing authorized indebtedness in the form of newly authorized secured notes with a second lien security position. On February 26, 2007, an Intercreditor Agreement was entered into between the 14 1 /4% Senior Secured Notes and the lenders of the Facility. Pursuant to this authorization, the Company has issued certain 14 1/4% Senior Secured Notes. The amendment allowed for an increase of  1/4% to the interest rate of the Facility and adjusted the early call features. The effective interest rate for the Facility at December 31, 2008 was 10.2%.

The debt under the Facility is in default as a result of the bankruptcy filings on March 16, 2009. It is classified as current portion of long-term obligations on the balance sheet at June 30, 2009.

On April 14, 2009, Holding and certain affiliates who are party to the Term Loan (collectively, the “Primus Term Loan Parties”) agreed to a term sheet with a group of lenders under the Term Loan (the “Term Loan Ad Hoc Committee”) which comprised a requisite number to support and consent to an amendment to the Term Loan as part of the Company’s Plan of Reorganization (the “Term Loan Modification Term Sheet”) and executed a forbearance agreement, as discussed below, whereby the Term Loan lenders have agreed to forbear from exercising rights and remedies related to certain defaults and events of default under the Term Loan (including events related to the Chapter 11 Cases and Reorganization) subject to the terms and conditions described below. The Term Loan Modification Term Sheet contemplates a waiver of defaults and events of default under the Term Loan, including those arising out of the Chapter 11 Cases and the Reorganization, subject to the satisfaction of certain conditions precedent to executing an amendment to the Term Loan and Plan confirmation accepting the amendment reflecting the Term Loan Modification Term Sheet.

Term Loan Modification Term Sheet. The Term Loan Modification Term Sheet was not an effective amendment to the Term Loan, but instead reflected an agreement in principle with the Term Loan Ad Hoc Committee. The Company finalized the terms of an amendment to the Term Loan, based on the terms set forth in the Term Loan Modification Term Sheet, with the Term Loan Ad Hoc Committee and a replacement administrative agent and included such amendment in the Company’s Plan of Reorganization, which was approved by the Bankruptcy Court and the creditors in the Chapter 11 Cases. See Note 1—“Proceedings Under Chapter 11 of the Bankruptcy Code.”

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

On March 31, 2009 and June 30, 2009, principal payments of $250,000 were paid as required under the Term Loan Modification Term Sheet.

The Term Loan Modification Term Sheet provides for an interest rate feature consisting of (i) a cash payment of LIBOR + 9.00% with a LIBOR floor of 3.00% or (ii) a cash payment of LIBOR + 7.00% with a LIBOR floor of 3.00% and 4.00% in a payment in kind (“PIK”), with such interest rate option selected at Holding’s option with notice 30 days prior to each interest payment date. Certain of these interest terms were amended in connection with confirmation of the Plan. See Note 1—“Proceedings Under Chapter 11 of the Bankruptcy Code.”

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

The Term Loan Modification Term Sheet provides for the inclusion of financial covenants concerning Minimum Adjusted EBITDA, Maximum Debt and Maximum Capital Expenditures (“Capex”) and provides that

•

the Adjusted EBITDA covenant initially will be calculated beginning September 30, 2009 based on the trailing four quarters for the periods ended September 30, 2009 and December 31, 2009, and such calculations will be made using specified constant currency rates (e.g., CAD—0.80; AUD—0.65; EUR—1.275 and GBP—1.40);

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

•

Maximum Debt shall be $270 million plus additional debt accrued from the use of PIK—and for debt arising from acquisitions which debt would be limited to 2.5 times annual EBITDA acquired and as long as such debt satisfies Acquisition Debt standards; the Maximum Debt covenant will be required to be maintained at all times following substantial consummation of the plan of reorganization; and

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

While the Required Lenders agreed to forbear enforcement of and waive the forbearance defaults and covenants, subject to the terms of the Term Loan Forbearance Agreement, such forbearance nonetheless was subject to termination for the following failures that occur on or before the date listed below, or such later date as mutually agreed upon by the Debtors and the required Lenders:

Failure Event	Trigger Date

Failure of Debtors to file amended plan of reorganization with treatment set forth in Term Loan Modification Term Sheet (“Amended Plan”) and amended disclosure statement (“Amended Disclosure Statement”) with Bankruptcy Court on or before

April 20, 2009

Failure of Bankruptcy Court to enter Order approving Amended Disclosure Statement, in form and substance reasonably satisfactory to the Required Lenders, on or before	May 15, 2009

Failure of Debtors and Required Lenders to modify agreements under Term Loan consistent with Term Loan Modification Term Sheet (“Modified Loan Documents”) on or before	May 15, 2009

Failure of Bankruptcy Court to enter Order confirming the Amended Plan (“Confirmation Order”) on or before	June 30, 2009

Failure of Debtors to consummate the Amended Plan on or before	July 15, 2009 (“Plan Effective Date”)

Failure of Debtors or non-Debtor subsidiaries to timely make, or fail payment of, scheduled principal or interest required under Term Loan (“Loan Document Payments”)	Prior to Plan Effective Date

As of the date of this filing, all of the Failure Events described above with regard to the Term Loan Forbearance Agreement were avoided.

Termination of Forbearance also could occur in the event:

•	of certain noteholder, or indenture trustee, objection to Loan Document Payments;

•	any Chapter 11 Case is converted to a case under Chapter 7 of Bankruptcy Code;

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

While the Term Loan Forbearance Agreement is in effect, Forbearance shall be operative with respect to Forbearance Defaults and Covenants, but shall not constitute a forbearance with respect to any failure of the Company, Holding, PTII or any Guarantor to comply with any other covenant or other provision in the Term Loan Agreement or any of the Loan Documents or the occurrence of other present or future Default or Event of Default. None of these events has occurred.

Canadian Credit Facility

In March 2007, the Company entered into a Senior Secured Credit Agreement (“Canadian Credit Facility”) with a financial institution to refinance an existing Canadian credit facility. The Canadian Credit Facility provides for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matures in March 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Canadian Credit Facility is secured by the assets of the Company’s Canadian operations and certain guarantees. At June 30, 2009, the Company had an outstanding liability of $29.5 million under the Canadian Credit Facility.

In October 2007, the Company entered into a cross-currency principal and interest rate swap agreement, a portion of which was required by the Canadian Credit Facility, which fixed the interest rate at 9.21% starting from October 31, 2007. The cross-currency principal and interest rate swap agreement’s counter party is Lehman Brothers Special Financing, Inc. (“Lehman SFI”). Lehman SFI entered into bankruptcy in early October 2008 following its ultimate parent entering bankruptcy in mid-September 2008. Since September 2008 month end interest rate swap payments were not made by Lehman SFI to Primus nor, correspondingly, were payments made from Primus to Lehman SFI. While the covenant language is arguably ambiguous, the Company believed that the swap agreement with Lehman SFI continued to be in force with respect to the requirements under the Canadian Credit Facility and, accordingly, that no breach or event of default had occurred. Because of the possible multiple interpretations of the covenant language, the Company specifically addressed these points in the Waiver and Amendment Agreement (described below).

On March 10, 2009, Group’s indirect wholly-owned Canadian subsidiary, Primus Telecommunications Canada Inc. (“Primus Canada”), 3082833 Nova Scotia Company and certain affiliate guarantors entered into a Waiver and Amendment Agreement (the “Waiver and Amendment”) to their $35 million Canadian Credit Facility with Guggenheim Corporate Funding, LLC, as Administrative Agent and Collateral Agent.

The lenders under the Waiver and Amendment waived events constituting events of default and potential events of default under the Canadian Credit Facility, subject to the terms and conditions of the Waiver and Amendment. Such events included waivers covering certain specified events that have occurred and may constitute an event of default under the Canadian Credit Facility and Anticipated Events, including anticipated events of default. Anticipated events include events related to the plan of reorganization involving one or more of the guarantors and contemplated by the Waiver and Amendment (the “Contemplated Plan”), the occurrence of a material adverse effect arising as a result of the Chapter 11 Cases, the failure of a guarantor to make payment when due with respect to indebtedness (or the acceleration of indebtedness) of a guarantor at any time before the Contemplated Plan is effective and certain provisions of the guarantee being deemed invalid or unenforceable against a guarantor in connection with the Chapter 11 Cases for the Canadian Credit Facility. Specified waived events include:

•

the failure of Primus Canada to maintain certain hedging agreements, Lehman unsecured hedging agreements or unsecured hedging agreements reasonably satisfactory to the Administrative Agent to hedge the full amount of its currency rate exposures with respect to the aggregate principal amount outstanding under the Canadian Credit Facility;

•	the actions the guarantors have taken to authorize or effect certain actions related to the Reorganization; and

•	the failure to deliver to the Administrative Agent an Officer’s Certificate in connection with the events described in the preceding bullets.

The Waiver and Amendment permits Primus Canada to incur certain second-lien secured term loans that do not exceed $5 million and guarantees by the credit parties. The Canadian Credit Facility, as amended, obligates Primus Canada to pay loan principal amounts under the Canadian Credit Facility on the dates and in the amounts set forth below:

Payment Date	Principal Payment Amount
March 31, 2009	$500,000
April 30, 2009	$500,000
May 31, 2009	$500,000
June 30, 2009	$2,250,000
The last day of each calendar month from and including July 2009 to and including April 2011	$500,000

On March 10, 2009, a principal prepayment of $1,750,000 was paid upon the execution of the Waiver and Amendment. On March 31, 2009, April 30, 2009 and May 31, 2009, principal payments of $500,000 were made and on June 30, 2009, a principal payment of $2,250,000 was made as required under the Waiver and Amendment.

In connection with the Waiver and Amendment, the applicable margin under the Canadian Credit Facility was increased to LIBOR +4.50%, with a 2.50% LIBOR floor, and the maturity date was changed to May 21, 2011.

The Waiver and Amendment established certain additional events of default under the Canadian Credit Facility to include any of the following:

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

Senior Notes, Senior Secured Notes, Convertible Senior Notes, Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures and Convertible Subordinated Debentures (see—“Liabilities Subject to Compromise” above)

14 1/4% Senior Secured Notes

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

The 14 1/4% Senior Secured Notes were to mature on May 20, 2011 with early redemption at a premium to par at IHC’s option at any time after February 2008. During specified periods, IHC may redeem at par up to 35% of the aggregate principal amount of the 14 1/4 % Senior Secured Notes with the net cash proceeds of certain equity offerings of the Company. Accrued interest will be paid each May 31st and November 30 th, beginning May 31st, 2007. The effective interest rate for the 14 1/4% Senior Secured Notes at December 31, 2008 was 12.4% for those amounts not related to the troubled debt restructuring discussed above. (see Note 13—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information.”)

In December 2008, the Company made open market purchases of $2.1 million principal amount of its 14 1/4% Senior Secured Notes, resulting in a $2.0 million gain on early extinguishment of debt including the write-off of related deferred financing costs. The notes were recorded as a reduction of long-term obligations.

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

The 5% Exchangeable Senior Notes were to mature on June 30, 2010, as a result of the Company increasing its equity (through designated transactions) in the aggregate of $25 million during June and July 2007. Interest on the 5% Exchangeable Senior Notes is paid at the rate of 5% per annum on each June 30 and December 30, beginning on December 30, 2006. Under certain circumstances, the Company may elect to make interest payments in shares of common stock, although the holders of the 5% Exchangeable Senior Notes were entitled to receive the first two semi-annual interest payments wholly in cash. The 5% Exchangeable Senior Notes are exchangeable into the Company’s common stock at a conversion price of $1.20 per share of common stock, subject to adjustment in certain circumstances. If the closing bid price of the Company’s common stock, for at least 20 trading days in any consecutive 30 trading-day period, exceeds 150% of the conversion price then in effect, the Company may elect to exchange the senior notes for shares of the Company’s common stock at the conversion price, subject to certain conditions, including that no more than 50% of the 5% Exchangeable Senior Notes may be exchanged by the Company within any 30-day period. As of June 30, 2009, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may require the Company to repurchase the 5% Exchangeable Senior Notes at which time the Company has the option to settle in cash or common stock at an adjusted conversion price. The 5% Exchangeable Senior Notes are guaranteed by Primus Telecommunications Group, Incorporated (Group) (see Note 13—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

In May 2008, the Company restructured $33.0 million principal amount of the 5% Exchangeable Senior Notes; see prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote. The outstanding 5% Exchangeable Senior Notes are convertible in the aggregate into 19,474,167 shares of the Company’s common stock. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as a liability subject to compromise on the balance sheet as of June 30, 2009.

8% Senior Notes

In January 2004, Holding, a direct, wholly-owned subsidiary of the Company, completed the sale of $240 million in aggregate principal amount of 8% Senior Notes which were to mature in 2014 with semi-annual interest payments due on January 15th and July 15th, with early redemption at a premium to par at Holding’s option at any time after January 15, 2009. The Company recorded $6.7 million in costs associated with the issuance of the 8% Senior Notes, which have been recorded as deferred financing costs in other assets. The effective interest rate at December 31, 2008 was 8.4%. During specified periods, Holding may redeem up to 35% of the original aggregate principal amount with the net cash proceeds of certain equity offerings of the Company. The 8% Senior Notes are guaranteed by Group (see Note 13—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information”).

During the year ended December 31, 2004, the Company reduced $5.0 million principal balance of the 8% Senior Notes through open market purchases. In May 2008, the Company restructured $49.0 million principal amount of the 8% Senior Notes; see prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as a liability subject to compromise on the balance sheet as of June 30, 2009.

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

The Step Up Convertible Subordinated Debentures were to mature on August 15, 2009. Interest will be payable from February 27, 2006 to December 31, 2006 at the rate of 6% per annum; from January 1, 2007 to December 31, 2007 at the rate of 7% per annum; and from January 1, 2008 to maturity at the rate of 8% per annum. Accrued interest will be paid each February 15 and August 15, beginning August 15, 2006, to holders of record on the preceding February 1 and August 1, respectively. The Step Up Convertible Subordinated

Debentures are convertible into the Company’s common stock at a conversion price of $1.187 per share of common stock through August 15, 2009, subject to adjustment in certain circumstances. The Indenture permits the Company, at its sole option, to require conversion if the Company’s stock trades at 150% of the conversion price for at least 20 days within a 30 day period, subject to certain conditions, including that no more than 25% of the notes may be exchanged within any 30 day trading period. As of June 30 2009, such conversion trigger had not been met. In the event of a change in control, as defined, the holders may put the instrument to the Company at which time the Company has the option to settle in cash or common stock at an adjusted conversion price.

During the quarter ended June 30, 2007, the Company exchanged 6,000,000 shares of the Company’s common stock for the extinguishment of $5.0 million in principal amount of these convertible subordinated debentures. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt,” the Company recognized an induced conversion expense of $1.6 million and $0.7 million write-off of debt discount and deferred financing costs in connection with this conversion. During the first quarter 2008, the Company made open market purchases of $13.8 million principal amount of its Step Up Convertible Subordinated Debentures, resulting in a $2.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs. The outstanding Step Up Convertible Subordinated Debentures are convertible in the aggregate into 7,279,697 shares of the Company’s common stock. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as a liability subject to compromise on the balance sheet as of June 30, 2009.

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

In the second quarter 2006, the Company restructured $54.8 million principal amount of 3 3/4% Convertible Senior Notes; see prior disclosure regarding the 5% Exchangeable Senior Notes within this footnote. In May 2008, the Company restructured $43.1 million principal amount of 3 3/4% Convertible Senior Notes; see prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote. The outstanding notes are convertible in the aggregate into 3,668,190 shares of the Company’s common stock. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as a liability subject to compromise on the balance sheet as of June 30, 2009.

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

The Company recorded a corresponding debt discount to the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes in the amount of the fair value of the embedded derivative at the issue date. An additional debt discount of $1.7 million was recorded for the Step Up Convertible Subordinated Debentures to bring the carrying value to fair value. The carrying value of the Step Up Convertible Subordinated Debentures at issuance was approximately $14.3 million, and the carrying value of the 3 3/4% Convertible Senior Notes at issuance of the Step Up Convertible Subordinated Debentures was approximately $127.8 million. The Company accreted the difference between the face values of the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes and the corresponding carrying values to interest expense under the effective interest method on a monthly basis over the lives of the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes. Prior to March 16, 2009, when Debtors filed bankruptcy petition, the carrying value of the Step Up Convertible Subordinated Debentures (face value of $8.6 million) was $8.4 million, and the carrying value of the 3 3/4% Convertible Senior Notes (face value of $34.2 million) was $34.0 million. The effective interest rates of the Step Up Convertible Subordinated Debentures and the 3 3/4% Convertible Senior Notes at December 31, 2008 were 14.0% and 4.7%, respectively.

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

During the years ended December 31, 2002, 2001 and 2000, the Company reduced the principal balance of these senior notes through open market purchases. In June and September 2002, the Company retired all of the 12 3/4% Senior Notes that it had previously purchased in the principal amount of $134.3 million in aggregate. The retired principal had been held by the Company as treasury bonds and had been recorded as a reduction of long-term obligations. During the year ended December 31, 2004, the Company retired $33.0 million principal amount of the 12 3/4% Senior Notes through open market purchases. During the year ended December 31, 2005, the Company exchanged 5,165,175 shares of the Company’s common stock for the extinguishment of $8.6 million principal amount of these senior notes. During the quarter ended March 31, 2006, the Company exchanged 1,825,000 shares of the Company’s common stock for the extinguishment of $2.5 million principal amount of these senior notes. During the first quarter 2007, the Company restructured $40.7 million principal amount of the 12 3/4% Senior Notes; the Company entered into a supplemental indenture, amending the terms to eliminate certain covenants. See prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote. During the remainder of 2007, the Company retired $10.5 million principal amount of the 12 3/4% Senior Notes through open market purchases. In the first quarter 2008, the Company made open market purchases of $0.8 million principal amount of its 12 3/4% Senior Notes, resulting in a $0.1 million gain on early extinguishment of debt including the write-off of related deferred financing costs. In May 2008, the Company restructured $5.3 million principal amount of the 12 3/4% Senior Notes; see prior disclosure regarding the 14 1/4% Senior Secured Notes within this footnote. This debt is in default as a result of the bankruptcy filing on March 16, 2009, and is classified as a liability subject to compromise on the balance sheet as of June 30, 2009.

Leased Fiber Capacity

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance in three equal monthly principal payments in the first quarter 2007. In February 2007, the Company again renegotiated the payment terms of its $8.1 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. During the third quarter 2008, the payment terms were again renegotiated to extend payment of the principal balance of $2.5 million (3.1 million AUD) to June 2010 with monthly payments of interest at a rate of 13.5%. If certain conditions are not met, including certain purchase targets by September 30, 2009, Optus Networks Pty. Limited may give 30 days notice requiring full payment of the principal balance. At June 30, 2009 and December 31, 2008, the Company had a liability recorded in the amount of $2.5 million (3.1 million AUD) and $2.5 million (3.1 million AUD), respectively. $2.5 million (3.1 million AUD) and $0 million were classified as current portion of long-term obligations at June 30, 2009 and December 31, 2008, respectively.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement for network equipment. Payments are made over a five-year term ending October 2010. In June 2009, the Company entered into an amendment which removed certain financial covenants and required a principal payment of $1.2 million (1.5 million AUD) in the same month. The effective interest rate on the current borrowing is 9.6%. At June 30, 2009 and December 31, 2008, the Company had a liability recorded under this agreement in the amount $1.7 million (2.1 million AUD) and $3.3 million (4.2 million AUD), respectively.

6.	COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancellable operating leases as of June 30, 2009 are as follows (in thousands):

Year Ending December 31,	Vendor Financing and Other	Purchase Obligations	Operating Leases
2009 (as of June 30, 2009)	$1,888	$15,888	$8,660
2010	5,151	16,659	13,724
2011	1,068	3,998	10,186
2012	257	2,572	8,559
2013	64	—	6,038
Thereafter	33	—	9,075

Total minimum lease payments	8,461	39,117	56,242
Less: Amount representing interest	(874)	—	—

	$7,587	$39,117	$56,242

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $6.5 million and $10.2 million for the three months ended June 30, 2009 and 2008, respectively. The Company made purchases under purchase commitments of $12.8 million and $19.1 million for the six months ended June 30, 2009 and 2008, respectively.

Rent expense under operating leases was $3.5 million and $4.7 million for the three months ended June 30, 2009 and 2008, respectively. Rent expense under operating leases was $6.8 million and $9.0 million for the six months ended June 30, 2009 and 2008, respectively.

Litigation

Legal Proceedings Related to the Chapter 11 Cases

On March 16, 2009, each of Group, Holding, PTII and IHC filed Chapter 11 Cases in the United States Bankruptcy Court for the District of Delaware for reorganization relief under Chapter 11 of the Bankruptcy Code. Subsequently, the Debtors sought and received an order directing joint administration of the Debtors’ Chapter 11 Cases under the caption, In re: Primus Telecommunications Group, Incorporated, et al., Debtors Case No. 09-10867. On April 24, 2009, an unsecured creditors’ committee was appointed by the United States Trustee. On April 27, 2009, the Bankruptcy Court approved the use of the Debtor’s Disclosure Statement, which attached thereto the Plan, to solicit votes for the Plan and set a Plan confirmation hearing date. The Plan was confirmed by the Bankruptcy Court on June 12, 2009 and became effective on July 1, 2009 (see Note 1—“Proceedings Under Chapter 11 of The Bankruptcy Code”).

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

This note does not reflect any revision that will occur as a result of the confirmation of the Company’s Plan of Reorganization related to its March 16, 2009 voluntary bankruptcy petition under Chapter 11 and the resulting effects to the Company’s capital structure (see Note 1—“Proceeding Under Chapter 11 of the Bankruptcy Code”).

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

A summary of stock option activity during the six months ended June 30 is as follows:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2009	7,814,403	$1.85	7,368,262	$2.09
Granted	300,000	$0.04	1,035,000	$0.35
Exercised	—	$—	—	$—
Forfeitures	(361,445)	$2.22	(333,693)	$2.52

Outstanding—June 30, 2009	7,752,958	$1.76	8,069,569	$1.86

Eligible for exercise—June 30, 2009	6,882,953	$1.95	6,637,527	$2.15

The following table summarizes information about stock options outstanding at June 30, 2009:

			Options Outstanding				Options Exercisable
Range of Option Prices			Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$0.03	to	$0.29	310,000	9.61	$0.04	$—	1,666	8.83	$0.27	$—
$0.36	to	$0.79	1,647,165	7.17	$0.54	$—	1,085,494	6.46	$0.63	$—
$0.87	to	$0.88	110,000	6.50	$0.87	$—	110,000	6.50	$0.87	$—
$0.90			747,664	2.02	$0.90	$—	747,664	2.02	$0.90	$—
$0.92			585,500	6.36	$0.92	$—	585,500	6.36	$0.92	$—
$0.93	to	$0.99	110,000	3.64	$0.98	$—	110,000	3.64	$0.98	$—
$1.33	to	$1.65	1,452,755	3.48	$1.65	$—	1,452,755	3.48	$1.65	$—
$1.90	to	$2.38	1,678,874	3.50	$1.97	$—	1,678,874	3.50	$1.97	$—
$3.03	to	$6.30	1,101,500	5.10	$4.89	$—	1,101,500	5.10	$4.89	$—
$12.31	to	$31.94	9,500	0.72	$27.19	$—	9,500	0.72	$27.19	$—

			7,752,958	4.86	$1.76	$—	6,882,953	4.35	$1.95	$—

The number of unvested options expected to vest is 0.4 million shares, with a weighted average remaining life of 8.9 years, a weighted average exercise price of $0.26, and an intrinsic value of $0.

In 2007, 100,000 restricted stock units were granted. None have vested as their vesting schedule is to vest 100% three years from grant date. In the second quarter 2008, the Company recognized $3 thousand expense related to this grant. In October 2008, the stock units were fully vested upon involuntary termination without cause. The employee withholding tax was netted against the share issuance, and the Company issued 62,850 shares of common stock and accelerated the recognition of $28 thousand expense.

In December 1998, the Company established the 1998 Restricted Stock Plan (the “Restricted Plan”) to facilitate the grant of restricted stock to selected individuals (excluding executive officers and directors of the Company) who contribute to the development and success of the Company. The total number of shares of common stock that may be granted under the Restricted Plan is 750,000. The Company did not issue any restricted stock under the Restricted Plan for three months and six months ended June 30, 2009 and 2008. As of June 30, 2009, 54,000 shares have been issued and none are considered restricted.

8.	INCOME TAXES

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2000, 2002, 2003, 2005 – 2008
Australia	2001 – 2008
Canada	2003 – 2008
United Kingdom	2003 – 2008
Netherlands	2007 – 2008

The Company is currently under examination in Canada and certain other non-material foreign tax jurisdictions not listed above, none of which are individually material.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three months ended June 30, 2009, the Company obtained new information supporting certain existing tax positions of its Australian subsidiaries that resulted in a reduction of $8.1 million in the unrecognized tax benefits established in accordance with FIN No. 48. The reduction in the unrecognized tax benefit had the effect of an increase in deferred tax assets with an equal offset to the valuation allowance resulting in no effect on the financial statements.

On an ongoing basis, the Company monitors activity in its 5% shareholder base for substantial changes in ownership as defined under Internal Revenue Code Section 382 (“Section 382”). In 2009 and prior testing periods under Section 382, the Company has had significant activity in this shareholder base, but upon review of the 13G filings and other available data the Company believes that an ownership change did not occur during the six months ended June 30, 2009. If a change is to occur, the resulting Section 382 limitation would place severe limits on the Company’s ability to utilize the United States net operating losses.

Upon the Company’s emergence on July 1, 2009 from bankruptcy, the amount of the Company’s aggregate indebtedness was reduced. The reduction in the Company’s indebtedness will result in cancellation of debt (COD) income for tax purposes of approximately $320 million for the calendar year ending 2009. Because realization of such income will occur under the Bankruptcy Code, the Company will reduce federal and state net operating losses (and other tax attributes including the basis in assets) by the amount of the COD income upon the close of its current calendar year end.

Although the Company has not completed its analysis, as a result of the 2009 COD income, for federal tax purposes, the Company currently expects to eliminate all or substantially all of the remaining net operating loss (NOL)’s attributes and to have a complete or very substantial reduction to the tax basis of fixed and intangible assets. For state tax purposes, the 2009 COD income is expected to completely eliminate or substantially reduce the state NOLs.

Pursuant to Section 382 of the Internal Revenue Code, the Company believes that it underwent an ownership change for tax purposes (i.e., a more than 50% change in stock ownership change on the July 1, 2009 emergence date). As a result, the use of any of the Company’s federal and state NOL carryforwards and tax credits generated prior to the ownership change (that are not reduced pursuant to the provisions discussed in the preceding paragraph) will be subject to an annual limitation of approximately $1.7 million. The annual limitation will be determined based upon a special Internal Revenue Code section that allows corporations emerging from bankruptcy to determine the limitation based upon the post emergence stock value.

Section 382(l)(5) provides for an exception to the limitations of Section 382 for certain corporations that emerge from bankruptcy. The Company believes that it may meet the requirements for the benefits under Section 382(l)(5) but needs to complete its testing to confirm whether or not such requirements have been met. The Company has the ability to elect out of the benefits of Section 382(l)(5) and apply the annual limitation. The election must be made with the filing of the Company’s calendar year 2009 federal income tax return no later than the extended due date of September 15, 2010. If section 382(l)(5) applies, the Company’s NOLs would not be subject to the limitation; however, it would be required to reduce its existing NOL carryforward by certain interest deductions taken in the tax year that ended in 2009 as well as the three previous taxable years. It is anticipated that any remaining federal NOL carryforward would be reduced to zero if section 382(l)(5) applies. Certain consequences will result if another ownership change occurs before July 1, 2011 (the two year anniversary of the 2009 emergence date). In such case, the Section 382 limitation with respect to the subsequent ownership change would be zero.

The Company is required to determine whether it had a net unrealized built-in gain (NUBIG) or net unrealized built-in loss (NUBIL) at the 2009 emergence date. The Company believes that there was a NUBIL at the time of the 2009 emergence date. As a result, certain depreciation and loss deductions recognized during the five-year period beginning on the 2009 emergence date would be subject to the section 382 limitation if the Company does not qualify for the benefits under Section 382(l)(5).

In addition, if, as is believed, the Company had a NUBIL at the 2009 Emergence Date, the basis of the Company’s assets may be required to be marked-to-market for Adjusted Current Earnings (ACE) tax purposes. ACE is an alternative federal corporate tax regime with an expanded tax base (over regular tax) and an effective tax rate of 15%. To the extent tax is owed as a result of the ACE regime, a credit is available for regular tax purposes. If the Company has a NUBIL, the ACE basis mark-to-market rule will apply if section 382(l)(5) does not apply. If Section 382(l)(5) applies, the Company intends to take the position that the ACE basis mark-to-market rule does not apply. The IRS has previously stated its position that the ACE basis mark-to-market rule applies in the context of section 382(l)(5).

9.	OPERATING SEGMENT AND RELATED INFORMATION

The Company has six reportable operating segments based on management’s organization of the enterprise into geographic areas—United States, Canada, Europe, Australia, with the wholesale business from the United States and Europe managed as a separate global segment, and Brazil. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Corporate assets, capital expenditures and property and equipment - net are included in the United States segment, while corporate expenses are presented separately in Income (loss) from operations. The wholesale business’ assets are indistinguishable from the respective geographic segments. Therefore, any reporting related to the wholesale business for assets, capital expenditures or other balance sheet items is impractical.

Summary information with respect to the Company’s segments is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Revenue by Geographic Region
United States	$36,606	$42,505	$78,060	$85,164
Canada	55,061	68,989	108,306	137,438
Europe
United Kingdom	23,932	22,204	49,232	39,581
Germany	—	4,839	5	9,746
France	7,338	6,555	15,095	12,322
Spain	2,084	2,921	4,369	6,324
Italy	7,764	5,673	14,392	9,013
Belgium	1,689	2,141	3,376	4,283
Other	815	1,328	1,633	2,382

Total Europe	43,622	45,661	88,102	83,651

Australia
Australia	58,475	75,992	110,502	150,066
Other	—	70	—	175

Total Australia	58,475	76,062	110,502	150,241

Brazil	2,978	2,680	6,246	4,837

Total	$196,742	$235,897	$391,216	$461,331

Net Revenue by Segment
United States	$16,918	$22,445	$35,013	$45,578
Canada	55,061	68,989	108,306	137,438
Europe	13,031	16,925	26,667	32,690
Australia	58,475	75,992	110,502	150,067
Wholesale	50,279	48,866	104,482	90,721
Brazil	2,978	2,680	6,246	4,837

Total	$196,742	$235,897	$391,216	$461,331

Provision for Doubtful Accounts Receivable
United States	$863	$735	$1,456	$1,168
Canada	541	531	1,106	877
Europe	93	200	210	398
Australia	1,120	961	1,738	2,228
Wholesale	243	345	516	558
Brazil	50	96	114	467

Total	$2,910	$2,868	$5,140	$5,696

Income (Loss) from Operations
United States	$2,921	$1,311	$4,304	$3,214
Canada	9,310	11,840	18,738	23,365
Europe	(104)	(2,007)	(309)	(3,472)
Australia	5,862	7,892	10,123	7,811
Wholesale	678	(528)	1,372	(1,296)
Brazil	95	152	231	34

Total From Operating Segments	18,762	18,660	34,459	29,656
Corporate	(4,600)	(3,433)	(6,670)	(4,716)

Total	$14,162	$15,227	$27,789	$24,940

Capital Expenditures
United States	$18	$256	$73	$566
Canada	1,179	3,181	3,127	5,323
Europe	37	214	174	680
Australia	1,488	4,017	1,997	7,906
Brazil	152	74	289	124

Total	$2,874	$7,742	$5,660	$14,599

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	June 30, 2009	December 31, 2008
Property and Equipment—Net
United States	$13,816	$15,590
Canada	46,750	44,234
Europe
United Kingdom	6,234	5,965
Other	410	577

Total Europe	6,644	6,542

Australia
Australia	49,679	45,151
Other	105	131

Total Australia	49,784	45,282

Brazil	846	504

Total	$117,840	$112,152

	June 30, 2009	December 31, 2008
Assets
United States	$13,245	$28,230
Canada	124,785	121,105
Europe
United Kingdom	22,966	23,597
Germany	593	2,710
France	5,688	6,326
Spain	2,403	2,170
Italy	12,943	9,301
Belgium	2,133	2,571
Other	28,760	28,521

Total Europe	75,486	75,196

Australia
Australia	111,847	97,645
Other	3,941	4,005

Total Australia	115,788	101,650

Brazil	5,233	4,263

Total	$334,537	$330,444

The Company offers four main products—retail voice, wholesale voice, data/Internet and VOIP. Net revenue information with respect to the Company’s products is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30 ,
	2009	2008	2009	2008
Retail voice	$98,990	$126,038	$193,669	$250,718
Wholesale	50,279	48,866	104,482	90,721
Data/Internet	37,505	48,882	72,979	96,206
Retail VOIP	9,968	12,111	20,086	23,686

Total	$196,742	$235,897	$391,216	$461,331

10.	DISCONTINUED OPERATIONS

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

As a result of these events, the Company’s consolidated financial statements reflect the Japan retail operations and German retail operations as discontinued operations for the three months and six months ended June 30, 2009 and 2008. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as loss from discontinued operations.

Summarized operating results of the discontinued operations for the three months and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net revenue	$6	$1,039	$300	$2,206
Operating expenses	289	1,091	995	2,308

Loss from operations	(283)	(52)	(695)	(102)
Interest income and other income	—	31	19	36

Loss from discontinued operations	$(283)	$(21)	$(676)	$(66)

11.	BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

For the three months and six months ended June 30, 2009, the following could potentially dilute income per common share in the future but was excluded from the calculation of diluted income per common share due to its antidilutive effect:

•	7.8 million shares issuable under the Company’s stock option compensation plans.

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

For the six months ended June 30, 2008, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	8.0 million shares issuable upon exercise of stock options, and

•	7.2 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes.

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Income from continuing operations	$25,649	$46,545	$39,782	$43,591
Loss from discontinuing operations, net of tax	(283)	(21)	(676)	(66)
Gain from sale of discontinued operations, net of tax	—	—	251	—

Net income attributable to common stockholders—basic	25,366	46,524	39,357	43,525
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	—	231	210	874
Adjustment for interest expense on 3 3/4% Convertible Senior Notes	—	741	332	—

Income attributable to common stockholders—diluted	$25,366	$47,496	$39,899	$44,399

Weighted average common shares outstanding—basic	142,695	142,633	142,695	142,633
5% Exchangeable Senior Notes	19,474	34,261	19,474	40,598
Step Up Convertible Subordinated Debentures	7,280	7,280	7,280	11,990
3 3/4% Convertible Senior Notes	3,668	6,154	3,668	—

Weighted average common shares outstanding—diluted	173,117	190,328	173,117	195,221

Basic income per common share:
Income from continuing operations attributable to common stockholders	$0.18	$0.33	$0.28	$0.31
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Gain from sale of discontinued operations	—	—	0.00	—

Net income attributable to common stockholders	$0.18	$0.33	$0.28	$0.31

Diluted income per common share:
Income from continuing operations attributable to common stockholders	$0.15	$0.25	$0.23	$0.23
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Gain from sale of discontinued operations	—	—	0.00	—

Net income attributable to common stockholders	$0.15	$0.25	$0.23	$0.23

The note does not reflect any revision that will occur as a result of the confirmation of the Company’s Plan of Reorganization and subsequent emergence from bankruptcy as of July 1, 2009. As described in Note 1—“Voluntary Reorganization under Chapter 11” above, the Plan provides that holders of Old Common Stock are entitled to receive, following the Effective Date, their pro rata share of CVRs that may enable such holders to receive, subject to certain conditions, up to approximately 15% of the fully diluted New Common Stock of Reorganized Group as of the Emergence Date.

12.	REORGANIZATION ITEMS, NET

Reorganization items, net, represents amounts incurred as a direct result of the Chapter 11 filings and is presented separately in the Consolidated Condensed Statements of Operations. The following describes the components of reorganization items, net (in thousands):

	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
Professional Fees	($8,271)	($12,067)
Debt Premium, Discount and Deferred Financing Costs Write-off	—	(91)
Reversal of Future Interest Payments Recorded as Long Term Obligations	—	20,453
Interest Income	—	2

Reorganization Items, net	($8,271)	$8,297

Professional fees include financial, legal and other services directly associated with the reorganization process. Payments for the six months ended June 30, 2009 for professional fees and retainers were $4.6 million. In accordance with SOP No. 90-7, the Company ceased amortization of debt premiums, discounts and deferred financing costs related to the liabilities subject to compromise on the Petition Date. The $3.5 million of unamortized debt premiums and discounts has been written off and recorded as a gain, offset by the expensing of $3.6 million of unamortized deferred financing costs, as an adjustment to the net carrying value of the pre-petition debt. Long term debt was further reduced by $20.5 million of future interest payable that previously had been recorded as a portion of long-term obligations for the 14 1/4% Senior Secured Notes and 5% Exchangeable Senior Notes as the issuance of these notes had been deemed troubled debt restructurings. See Note 5—“Long-Term Obligations and Liabilities Subject to Compromise.”

13.	GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Consolidating Financial Statements for Holding Debt Issuances

Holding’s 8% Senior Notes and 5% Exchangeable Senior Notes are fully and unconditionally guaranteed by Group on a senior basis as of June 30, 2009. As discussed in Note 1, on March 16, 2009, Holding, Group, IHC and PTII filed for bankruptcy. Group has a 100% ownership in Holding and no direct subsidiaries other than Holding. Accordingly, the following consolidating condensed financial information as of June 30, 2009 and 2008 are included for (a) Group on a stand-alone basis; (b) Holding on a stand-alone basis; (c) Group indirect non-guarantor subsidiaries on a combined basis; and (d) Group on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2009
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$196,742	$—	$196,742
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	125,914	—	125,914
Selling, general and administrative	3,599	995	45,806	—	50,400
Depreciation and amortization	—	—	6,250	—	6,250
Loss on sale or disposal of assets	—	—	16	—	16

Total operating expenses	3,599	995	177,986	—	182,580

INCOME (LOSS) FROM OPERATIONS	(3,599)	(995)	18,756	—	14,162
INTEREST EXPENSE	—	(2,240)	(1,119)	—	(3,359)
INTEREST AND OTHER INCOME	—	—	161	—	161
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,699	(585)	22,056	—	24,170
INTERCOMPANY INTEREST	(2,091)	(4,397)	6,488	—	—
MANAGEMENT FEE	—	2,960	(2,960)	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(2,991)	(5,257)	43,382	—	35,134
REORGANIZATION ITEMS—NET	(6,580)	(1,691)	—	—	(8,271)

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(9,571)	(6,948)	43,382	—	26,863
INCOME TAX EXPENSE	—	—	(1,110)	—	(1,110)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(9,571)	(6,948)	42,272	—	25,753
EQUITY IN NET INCOME OF SUBSIDIARIES	34,937	41,885	—	(76,822)	—

INCOME FROM CONTINUING OPERATIONS	25,366	34,937	42,272	(76,822)	25,753
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(283)	—	(283)

NET INCOME	25,366	34,937	41,989	(76,822)	25,470
Less: Net income attributable to the noncontrolling interest	—	—	(104)	—	(104)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$25,366	$34,937	$41,885	$(76,822)	$25,366

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$25,366	$34,937	$42,168	$(76,822)	$25,649
Loss from discontinued operations	—	—	(283)	—	(283)

Net income	$25,366	$34,937	$41,885	$(76,822)	$25,366

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2009
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$391,216	$—	$391,216
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	255,288	—	255,288
Selling, general and administrative	4,638	1,985	89,213	—	95,836
Depreciation and amortization	—	—	12,346	—	12,346
Gain on sale or disposal of assets	—	—	(43)	—	(43)

Total operating expenses	4,638	1,985	356,804	—	363,427

INCOME (LOSS) FROM OPERATIONS	(4,638)	(1,985)	34,412	—	27,789
INTEREST EXPENSE	(794)	(7,863)	(5,478)	—	(14,135)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(129)	—	318	—	189
INTEREST AND OTHER INCOME	—	—	396	—	396
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,632	(778)	19,267	—	21,121
INTERCOMPANY INTEREST	(4,169)	(8,764)	12,933	—	—
MANAGEMENT FEE	—	4,009	(4,009)	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(7,098)	(15,381)	57,839	—	35,360
REORGANIZATION ITEMS—NET	(8,749)	(5,597)	22,643	—	8,297

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(15,847)	(20,978)	80,482	—	43,657
INCOME TAX EXPENSE	—	—	(3,907)	—	(3,907)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(15,847)	(20,978)	76,575	—	39,750
EQUITY IN NET INCOME OF SUBSIDIARIES	55,204	76,182	—	(131,386)	—

INCOME FROM CONTINUING OPERATIONS	39,357	55,204	76,575	(131,386)	39,750
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(676)	—	(676)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	251	—	251

NET INCOME	39,357	55,204	76,150	(131,386)	39,325
Less: Net loss attributable to the noncontrolling interest	—	—	32	—	32

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$39,357	$55,204	$76,182	$(131,386)	$39,357

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$39,357	$55,204	$76,607	$(131,386)	$39,782
Loss from discontinued operations	—	—	(676)	—	(676)
Gain from sale of discontinued operations	—	—	251	—	251

Net income	$39,357	$55,204	$76,182	$(131,386)	$39,357

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$235,897	$—	$235,897
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	142,495	—	142,495
Selling, general and administrative	1,302	1,881	66,786	—	69,969
Depreciation and amortization	—	—	8,091	—	8,091
Loss on sale or disposal of assets	—	—	115	—	115

Total operating expenses	1,302	1,881	217,487	—	220,670

INCOME (LOSS) FROM OPERATIONS	(1,302)	(1,881)	18,410	—	15,227
INTEREST EXPENSE	(1,391)	(6,891)	(5,272)	—	(13,554)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(137)	—	354	—	217
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	9,861	22,784	(468)	—	32,177
INTEREST AND OTHER INCOME	5	—	2,122	—	2,127
FOREIGN CURRENCY TRANSACTION GAIN	1,399	103	6,632	—	8,134
INTERCOMPANY INTEREST	(4,815)	210	4,605	—	—
MANAGEMENT FEE	—	1,048	(1,048)	—	—

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	3,620	15,373	25,335	—	44,328
INCOME TAX PREMIUM	294	1,558	530	—	2,382

INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	3,914	16,931	25,865	—	46,710
EQUITY IN NET INCOME OF SUBSIDIARIES	42,610	25,679	—	(68,289)	—

INCOME FROM CONTINUING OPERATIONS	46,524	42,610	25,865	(68,289)	46,710
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(21)	—	(21)

NET INCOME	46,524	42,610	25,844	(68,289)	46,689
Add: Net income attributable to the noncontrolling interest	—	—	(165)	—	(165)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$46,524	$42,610	$25,679	$(68,289)	$46,524

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$46,524	$42,610	$25,700	$(68,289)	$46,545
Loss from discontinued operations	—	—	(21)	—	(21)

Net income	$46,524	$42,610	$25,679	$(68,289)	$46,524

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
NET REVENUE	$—	$—	$461,331	$—	$461,331

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	283,979	—	283,979
Selling, general and administrative	2,574	3,609	132,644	—	138,827
Depreciation and amortization	—	—	16,050	—	16,050
Gain on sale or disposal of assets	—	—	(2,465)	—	(2,465)

Total operating expenses	2,574	3,609	430,208	—	436,391

INCOME (LOSS) FROM OPERATIONS	(2,574)	(3,609)	31,123	—	24,940
INTEREST EXPENSE	(3,308)	(14,801)	(10,638)	—	(28,747)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(512)	—	699	—	187
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	12,070	22,784	(367)	—	34,487
INTEREST AND OTHER INCOME	15	—	3,174	—	3,189
FOREIGN CURRENCY TRANSACTION GAIN	2,695	472	6,674	—	9,841
INTERCOMPANY INTEREST	(5,162)	(3,183)	8,345	—	—
MANAGEMENT FEE	—	2,991	(2,991)	—	—

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	3,224	4,654	36,019	—	43,897
INCOME TAX BENEFIT (EXPENSE)	210	1,087	(1,335)	—	(38)

INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	3,434	5,741	34,684	—	43,859
EQUITY IN NET INCOME OF SUBSIDIARIES	40,091	34,350	—	(74,441)	—

INCOME FROM CONTINUING OPERATIONS	43,525	40,091	34,684	(74,441)	43,859
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(66)	—	(66)

NET INCOME	43,525	40,091	34,618	(74,441)	43,793
Less: Net income attributable to the noncontrolling interest	—	—	(268)	—	(268)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$43,525	$40,091	$34,350	$(74,441)	$43,525

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$43,525	$40,091	$34,416	$(74,441)	$43,591
Loss from discontinued operations	—	—	(66)	—	(66)

Net income	$43,525	$40,091	$34,350	$(74,441)	$43,525

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	June 30, 2009
	PTGI	PTHI	Other	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31	$17	$41,413	$—	$41,461
Accounts receivable	—	—	93,826	—	93,826
Prepaid expenses and other current assets	105	—	16,850	—	16,955

Total current assets	136	17	152,089	—	152,242
INTERCOMPANY RECEIVABLES	85,106	1,113,734	—	(1,198,840)	—
INVESTMENTS IN SUBSIDIARIES	50,737	(640,641)	—	589,904	—
RESTRICTED CASH	—	—	9,467	—	9,467
PROPERTY AND EQUIPMENT—Net	—	—	117,840	—	117,840
GOODWILL	—	—	35,351	—	35,351
OTHER INTANGIBLE ASSETS—Net	—	—	482	—	482
OTHER ASSETS	—	1,146	18,009	—	19,155

TOTAL ASSETS	$135,979	$474,256	$333,238	$(608,936)	$334,537

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$147	$1,303	49,440	$—	$50,890
Accrued interconnection costs	—	—	38,778	—	38,778
Deferred revenue	—	—	12,322	—	12,322
Accrued expenses and other current liabilities	9,053	79	44,850	—	53,982
Accrued income taxes	74	—	20,912	—	20,986
Accrued interest	—	19	—	—	19
Current portion of long-term obligations	—	95,750	11,347	—	107,097

Total current liabilities	9,274	97,151	177,649	—	284,074
INTERCOMPANY PAYABLES	497,473	114,231	587,136	(1,198,840)	—
LONG-TERM OBLIGATIONS	—	—	25,740	—	25,740

Total liabilities not subject to compromise	506,747	211,382	790,525	(1,198,840)	309,814
LIABILITIES SUBJECT TO COMPROMISE	58,490	212,137	180,423	—	451,050

Total liabilities	565,237	423,519	970,948	(1,198,840)	760,864

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Deficit:
Common stock	1,427	—	—	—	1,427
Additional paid-in capital	718,983	1,161,930	232,294	(1,394,224)	718,983
Accumulated deficit	(1,060,452)	(1,022,778)	(793,225)	1,816,003	(1,060,452)
Accumulated other comprehensive loss	(89,216)	(88,415)	(79,710)	168,125	(89,216)

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	(429,258)	50,737	(640,641)	589,904	(429,258)

Noncontrolling interest	—	—	2,931	—	2,931

Total stockholders’ deficit	(429,258)	50,737	(637,710)	589,904	(426,327)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$135,979	$474,256	$333,238	$(608,936)	$334,537

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Six Month Ended June 30, 2009
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,357	$55,204	$76,150	$(131,386)	$39,325
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	4,285	3,906	(16,488)	—	(8,297)
Provision for doubtful accounts receivable	—	—	5,140	—	5,140
Stock compensation expense	—	27	—	—	27
Depreciation and amortization	—	—	12,346	—	12,346
Gain on sale or disposal of assets	—	—	(294)	—	(294)
Accretion of debt (premium) discount	129	—	(318)	—	(189)
Equity in net loss of subsidiary	(55,204)	(76,150)	—	131,354	—
Minority interest share of loss	—	(32)	—	32	—
Unrealized foreign currency transaction gain (loss) on intercompany and foreign debt	(2,636)	778	(18,844)	—	(20,702)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	7,798	—	7,798
Decrease in prepaid expenses and other current assets	183	149	129	—	461
Decrease in other assets	52	434	1,968	—	2,454
Increase (decrease) in accounts payable	(1,411)	1,149	(12,532)	—	(12,794)
Decrease in accrued interconnection costs	—	—	(5,361)	—	(5,361)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	8,885	(753)	(6,819)	—	1,313
Increase in accrued income taxes	4	—	2,109	—	2,113
Increase (decrease) in accrued interest	397	(5,174)	3,177	—	(1,600)

Net cash provided by (used in) operating activities before reorganization items	(5,959)	(20,462)	48,161	—	21,740
Cash effect of reorganization items	(3,528)	(2,384)	1,317	—	(4,595)

Net cash provided by (used in) operating activities	(9,487)	(22,846)	49,478	—	17,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(5,660)	—	(5,660)
Sale of property and equipment	—	—	179	—	179
Cash from disposition of business, net of cash disposed	—	—	232	—	232
Cash used in business acquisitions, net of cash acquired	—	—	(199)	—	(199)
Increase in restricted cash	—	—	(146)	—	(146)
Proceeds from intercompany balance	9,366	11,604	—	(20,970)	—

Net cash provided by (used in) investing activities	9,366	11,604	(5,594)	(20,970)	(5,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	—	(500)	(7,792)	—	(8,292)
Proceeds from (payments on) intercompany balance	—	11,777	(32,747)	20,970	—

Net cash provided by (used in) financing activities	—	11,277	(40,539)	20,970	(8,292)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,202	—	1,202

NET CHANGE IN CASH AND CASH EQUIVALENTS	(121)	35	4,547	—	4,461
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152	(18)	36,866	—	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31	$17	$41,413	$—	$41,461

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Six Months Ended June 30, 2008
	PTGI	PTHI	Other	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,525	$40,091	$34,618	$(74,441)	$43,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	5,696	—	5,696
Stock compensation expense	—	132	—	—	132
Depreciation and amortization	—	—	16,056	—	16,056
Gain on sale or disposal of assets	—	—	(2,465)	—	(2,465)
Accretion of debt (premium) discount	512	—	(699)	—	(187)
Equity in net income of subsidiary	(40,091)	(34,618)	—	74,709	—
Minority interest share of income	—	268	—	(268)	—
Deferred income taxes	—	450	2,395	—	2,845
Gain (loss) on early extinguishment or restructuring of debt	(12,070)	(22,784)	367	—	(34,487)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(2,684)	(487)	(6,457)	—	(9,628)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	—	(6,388)	—	(6,388)
(Increase) decrease in prepaid expenses and other current assets	185	(4)	11,053	—	11,234
(Increase) decrease in other assets	388	579	(62)	—	905
Decrease in accounts payable	(447)	(239)	(15,953)	—	(16,639)
Increase in accrued interconnection costs	—	—	3,159	—	3,159
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	67	(235)	(3,179)	—	(3,347)
Decrease in accrued income taxes	(222)	(1,522)	(2,711)	—	(4,455)
Increase (decrease) in accrued interest	(871)	(223)	173	—	(921)

Net cash provided by (used in) operating activities	(11,708)	(18,592)	35,603	—	5,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(14,599)	—	(14,599)
Sale of property and equipment	—	—	805	—	805
Cash from disposition of business, net of cash disposed	—	—	1,676	—	1,676
Cash used in business acquisitions, net of cash acquired	—	—	(34)	—	(34)
Decrease in restricted cash	—	—	103	—	103
Proceeds from intercompany balance	27,636	17,339	—	(44,975)	—

Net cash provided by (used in) investing activities	27,636	17,339	(12,049)	(44,975)	(12,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	—	(11,217)
Principal payments on long-term obligations	(1,200)	(5,232)	(1,855)	—	(8,287)
Proceeds from (payments on) intercompany balance	—	6,447	(51,422)	44,975	—

Net cash provided by (used in) financing activities	(12,417)	1,215	(53,277)	44,975	(19,504)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	518	—	518

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,511	(38)	(29,205)	—	(25,732)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	(35)	80,018	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,810	$(73)	$50,813	$—	$55,550

Consolidating Financial Statements for IHC Debt Issuance

Primus Telecommunications IHC, Inc.’s 14 1/4% Senior Secured Notes are fully, unconditionally, jointly and severally guaranteed by Group on a senior basis as of June 30, 2009 and by Holding, Primus Telecommunications, Inc., TresCom International Inc., Least Cost Routing, Inc., TresCom U.S.A., Inc., iPRIMUS USA, Inc., and iPRIMUS.com, Inc., all 100% indirectly owned subsidiaries of Group (collectively, the “Other Guarantors”). Group has a 100% ownership in Holding and no direct subsidiaries other than Holding. As discussed in Note 2, on March 16, 2009, Holding, Group, and IHC filed for bankruptcy. Accordingly, the following consolidating condensed financial information as of June 30, 2009 and 2008 are included for (a) Group on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) Group’s indirect non-guarantor subsidiaries on a combined basis and (e) Group on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Month Ended June 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$30,470	$166,272	$—	$196,742
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	23,291	102,623	—	125,914
Selling, general and administrative	3,599	4	6,015	40,782	—	50,400
Depreciation and amortization	—	—	638	5,612	—	6,250
(Gain) loss on sale or disposal of assets	—	—	(119)	135	—	16

Total operating expenses	3,599	4	29,825	149,152	—	182,580

INCOME (LOSS) FROM OPERATIONS	(3,599)	(4)	645	17,120	—	14,162
INTEREST EXPENSE	—	—	(2,242)	(1,117)	—	(3,359)
INTEREST AND OTHER INCOME	—	—	3	158	—	161
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,699	9,405	(565)	12,631	—	24,170
INTERCOMPANY INTEREST	(2,091)	7,340	(4,397)	(852)	—	—
MANAGEMENT FEE	—	—	3,023	(3,023)	—	—
ROYALTY FEE	—	2,768	—	(2,768)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(2,991)	19,509	(3,533)	22,149	—	35,134
REORGANIZATION ITEMS—NET	(6,580)	(1)	(1,691)	1	—	(8,271)

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(9,571)	19,508	(5,224)	22,150	—	26,863
INCOME TAX EXPENSE	—	(197)	617	(1,530)	—	(1,110)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(9,571)	19,311	(4,607)	20,620	—	25,753
EQUITY IN NET INCOME OF SUBSIDIARIES	34,937	—	41,885	—	(76,822)	—

INCOME FROM CONTINUING OPERATIONS	25,366	19,311	37,278	20,620	(76,822)	25,753
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(283)	—	(283)

NET INCOME	25,366	19,311	37,278	20,337	(76,822)	25,470
Less: Net income attributable to the noncontrolling interest	—	—	—	(104)	—	(104)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$25,366	$19,311	$37,278	$20,233	$(76,822)	$25,366

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$25,366	$19,311	$37,278	$20,516	$(76,822)	$25,649
Loss from discontinued operations	—	—	—	(283)	—	(283)

Net income	$25,366	$19,311	$37,278	$20,233	$(76,822)	$25,366

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Month Ended June 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$65,361	$325,855	$—	$391,216

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	52,058	203,230	—	255,288
Selling, general and administrative	4,638	23	12,587	78,588	—	95,836
Depreciation and amortization	—	—	1,317	11,029	—	12,346
(Gain) loss on sale or disposal of assets	—	—	(177)	134	—	(43)

Total operating expenses	4,638	23	65,785	292,981	—	363,427

INCOME (LOSS) FROM OPERATIONS	(4,638)	(23)	(424)	32,874	—	27,789

INTEREST EXPENSE	(794)	(3,331)	(7,867)	(2,143)	—	(14,135)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(129)	318	—	—	—	189
INTEREST AND OTHER INCOME	—	—	8	388	—	396
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,632	8,349	(705)	10,845	—	21,121
INTERCOMPANY INTEREST	(4,169)	14,549	(8,764)	(1,616)	—	—
MANAGEMENT FEE	—	—	4,152	(4,152)	—	—
ROYALTY FEE	—	5,277	—	(5,277)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(7,098)	25,139	(13,600)	30,919	—	35,360
REORGANIZATION ITEMS—NET	(8,749)	22,642	(5,597)	1	—	8,297

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(15,847)	47,781	(19,197)	30,920	—	43,657
INCOME TAX EXPENSE	—	(380)	(53)	(3,474)	—	(3,907)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(15,847)	47,401	(19,250)	27,446	—	39,750
EQUITY IN NET INCOME OF SUBSIDIARIES	55,204	—	76,182	—	(131,386)	—

INCOME FROM CONTINUING OPERATIONS	39,357	47,401	56,932	27,446	(131,386)	39,750
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(676)	—	(676)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	251	—	251

NET INCOME	39,357	47,401	56,932	27,021	(131,386)	39,325
Less: Net loss attributable to the noncontrolling interest	—	—	—	32	—	32

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$39,357	$47,401	$56,932	$27,053	$(131,386)	$39,357

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$39,357	$47,401	$56,932	$27,478	$(131,386)	$39,782
Loss from discontinued operations	—	—	—	(676)	—	(676)
Gain from sale of discontinued operations	—	—	—	251	—	251

Net income	$39,357	$47,401	$56,932	$27,053	$(131,386)	$39,357

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For Three Months Ended June 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$34,664	$201,233	$—	$235,897

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	28,027	114,468	—	142,495
Selling, general and administrative	1,302	83	9,230	59,354	—	69,969
Depreciation and amortization	—	—	815	7,276	—	8,091
(Gain) loss on sale or disposal of assets	—	—	(5)	120	—	115

Total operating expenses	1,302	83	38,067	181,218	—	220,670

INCOME (LOSS) FROM OPERATIONS	(1,302)	(83)	(3,403)	20,015	—	15,227

INTEREST EXPENSE	(1,391)	(3,932)	(6,894)	(1,337)	—	(13,554)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(137)	354	—	—	—	217
INCOME (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	9,861	(468)	22,784	—	—	32,177
INTEREST AND OTHER INCOME	5	—	2	2,120	—	2,127
FOREIGN CURRENCY TRANSACTION GAIN	1,399	2,762	116	3,857	—	8,134
INTERCOMPANY INTEREST	(4,815)	169	210	4,436	—	—
MANAGEMENT FEE	—	—	1,146	(1,146)	—	—
ROYALTY FEE	—	3,549	136	(3,685)	—	—

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	3,620	2,351	14,097	24,260	—	44,328
INCOME TAX PREMIUM	294	935	1,129	24	—	2,382

INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	3,914	3,286	15,226	24,284	—	46,710
EQUITY IN NET INCOME OF SUBSIDIARIES	42,610	—	25,679	—	(68,289)	—

INCOME FROM CONTINUING OPERATIONS	46,524	3,286	40,905	24,284	(68,289)	46,710
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(21)	—	(21)

NET INCOME	46,524	3,286	40,905	24,263	(68,289)	46,689
less: Net loss attributable to noncontrolling interest	—	—	—	(165)	—	(165)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$46,524	$3,286	$40,905	$24,098	$(68,289)	$46,524

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$46,524	$3,286	$40,905	$24,119	$(68,289)	$46,545
Loss from discontinued operations	—	—	—	(21)	—	(21)

Net income	$46,524	$3,286	$40,905	$24,098	$(68,289)	$46,524

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For Six Months Ended June 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$69,697	$391,634	$—	$461,331

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	55,590	228,389	—	283,979
Selling, general and administrative	2,574	118	18,076	118,059	—	138,827
Depreciation and amortization	—	—	1,681	14,369	—	16,050
Loss on sale or disposal of assets	—	—	(805)	(1,660)	—	(2,465)

Total operating expenses	2,574	118	74,542	359,157	—	436,391

INCOME (LOSS) FROM OPERATIONS	(2,574)	(118)	(4,845)	32,477	—	24,940
INTEREST EXPENSE	(3,308)	(7,804)	(14,972)	(2,663)	—	(28,747)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(512)	699	—	—	—	187
INCOME (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	12,070	(475)	22,784	108	—	34,487
INTEREST AND OTHER INCOME	15	—	(5)	3,179	—	3,189
FOREIGN CURRENCY TRANSACTION GAIN	2,695	3,488	514	3,144	—	9,841
INTERCOMPANY INTEREST	(5,162)	5,859	(3,183)	2,486	—	—
MANAGEMENT FEE	—	—	3,251	(3,251)	—	—
ROYALTY FEE	—	7,306	—	(7,306)	—	—

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	3,224	8,955	3,544	28,174	—	43,897
INCOME TAX BENEFIT (EXPENSE)	210	470	625	(1,343)	—	(38)

INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	3,434	9,425	4,169	26,831	—	43,859
EQUITY IN NET INCOME OF SUBSIDIARIES	40,091	—	34,350	—	(74,441)	—

INCOME FROM CONTINUING OPERATIONS	43,525	9,425	38,519	26,831	(74,441)	43,859
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(66)	—	(66)

NET INCOME	43,525	9,425	38,519	26,765	(74,441)	43,793
Less: Net income attributable to the noncontrolling interest	—	—	—	(268)	—	(268)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$43,525	$9,425	$38,519	$26,497	$(74,441)	$43,525

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$43,525	$9,425	$38,519	$26,563	$(74,441)	$43,591
Loss from discontinued operations	—	—	—	(66)	—	(66)

Net income	$43,525	$9,425	$38,519	$26,497	$(74,441)	$43,525

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	June 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31	$—	$10,709	$30,721	$—	$41,461
Accounts receivable	—	—	9,659	84,167	—	93,826
Prepaid expenses and other current assets	105	—	1,378	15,472	—	16,955

Total current assets	136	—	21,746	130,360	—	152,242
INTERCOMPANY RECEIVABLES	85,106	312,661	613,762	101,496	(1,113,025)	—
INVESTMENTS IN SUBSIDIARIES	50,737	—	(64,955)	—	14,218	—
RESTRICTED CASH	—	—	253	9,214	—	9,467
PROPERTY AND EQUIPMENT—Net	—	—	12,839	105,001	—	117,840
GOODWILL	—	—	—	35,351	—	35,351
OTHER INTANGIBLE ASSETS—Net	—	—	—	482	—	482
OTHER ASSETS	—	—	1,123	18,032	—	19,155

TOTAL ASSETS	$135,979	$312,661	$584,768	$399,936	$(1,098,807)	$334,537

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$147	$—	$4,274	$46,469	$—	$50,890
Accrued interconnection costs	—	—	14,694	24,084	—	38,778
Deferred revenue	—	—	549	11,773	—	12,322
Accrued expenses and other current liabilities	9,053	—	5,198	39,731	—	53,982
Accrued income taxes	74	3,942	571	16,399	—	20,986
Accrued interest	—	—	19	—	—	19
Current portion of long-term obligations	—	—	95,838	11,259	—	107,097

Total current liabilities	9,274	3,942	121,143	149,715	—	284,074
INTERCOMPANY PAYABLES	497,473	—	200,627	414,925	(1,113,025)	—
LONG-TERM OBLIGATIONS	—	—	124	25,616	—	25,740

Total liabilities not subject to compromise	506,747	3,942	321,894	590,256	(1,113,025)	309,814
LIABILITIES SUBJECT TO COMPROMISE	58,490	180,423	212,137	—	—	451,050

Total liabilities	565,237	184,365	534,031	590,256	(1,113,025)	760,864

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Deficit:
Common stock	1,427	—	—	—	—	1,427
Additional paid-in capital	718,983	—	1,161,930	232,825	(1,394,755)	718,983
Accumulated deficit	(1,060,452)	128,296	(1,022,778)	(341,621)	1,236,103	(1,060,452)
Accumulated other comprehensive loss	(89,216)	—	(88,415)	(84,455)	172,870	(89,216)

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	(429,258)	128,296	50,737	(193,251)	14,218	(429,258)

Noncontrolling interest	—	—	—	2,931	—	2,931

Total stockholders’ deficit	(429,258)	128,296	50,737	(190,320)	14,218	(426,327)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$135,979	$312,661	$584,768	$399,936	$(1,098,807)	$334,537

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,357	$47,401	$56,932	$27,021	$(131,386)	$39,325
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	4,285	(22,642)	3,906	6,154	—	(8,297)
Provision for doubtful accounts receivable	—	—	937	4,203	—	5,140
Stock compensation expense	—	—	27	—	—	27
Depreciation and amortization	—	—	1,317	11,029	—	12,346
Gain on sale or disposal of assets	—	—	(177)	(117)	—	(294)
Accretion of debt (premium) discount	129	(318)	—	—	—	(189)
Equity in net income of subsidiary	(55,204)	—	(76,150)	—	131,354	—
Minority interest share of loss	—	—	(32)	—	32	—
Deferred income taxes	—	—	141	(141)	—	—
Unrealized foreign currency transaction gain (loss) on intercompany and foreign debt	(2,636)	(8,668)	778	(10,176)	—	(20,702)
Changes in assets and liabilities, net of acquisitions:			—	—
Decrease in accounts receivable	—	—	3,628	4,170	—	7,798
(Increase) decrease in prepaid expenses and other current assets	183	—	327	(49)	—	461
Decrease in other assets	52	17	1,036	1,349	—	2,454
(Increase) decrease in intercompany balance	—	(6,885)	15,765	(8,880)	—	—
Decrease in accounts payable	(1,411)	—	(500)	(10,883)	—	(12,794)
Decrease in accrued interconnection costs	—	—	(1,768)	(3,593)	—	(5,361)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	8,885	—	(1,910)	(5,662)	—	1,313
Increase (decrease) in accrued income taxes	4	699	(649)	2,059	—	2,113
Increase (decrease) in accrued interest	397	3,314	(5,174)	(137)	—	(1,600)

Net cash provided by (used in) operating activities before reorganization items	(5,959)	12,918	(1,566)	16,347	—	21,740
Cash effect of reorganization items	(3,528)	—	(2,384)	1,317	—	(4,595)

Net cash provided by (used in) operating activities	(9,487)	12,918	(3,950)	17,664	—	17,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(115)	(5,545)	—	(5,660)
Sale of property and equipment and intangible assets	—	—	177	2	—	179
Cash from disposition of business, net of cash disposed	—	—	—	232	—	232
Cash used for business acquisitions, net of cash acquired	—	—	—	(199)	—	(199)
Increase in restricted cash	—	—	61	(207)	—	(146)
Proceeds from intercompany balance	9,366	—	7,992	—	(17,358)	—

Net cash provided by (used in) investing activities	9,366	—	8,115	(5,717)	(17,358)	(5,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term obligations	—	—	(517)	(7,775)	—	(8,292)
Proceeds from (payments on) intercompany balance	—	(12,918)	3,510	(7,950)	17,358	—

Net cash provided by (used in) financing activities	—	(12,918)	2,993	(15,725)	17,358	(8,292)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	1,202	—	1,202

NET CHANGE IN CASH AND CASH EQUIVALENTS	(121)	—	7,158	(2,576)	—	4,461
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152	—	3,551	33,297	—	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31	$—	$10,709	$30,721	$—	$41,461

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For Six Months Ended June 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,525	$9,425	$38,519	$26,765	$(74,441)	$43,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,132	4,564	—	5,696
Stock compensation expense	—	—	132	—	—	132
Depreciation and amortization	—	—	1,681	14,375	—	16,056
Gain on sale or disposal of assets	—	—	(805)	(1,660)	—	(2,465)
Accretion of debt (premium) discount	512	(699)	—	—	—	(187)
Equity in net (income) loss of subsidiary	(40,091)	—	(34,618)	—	74,709	—
Minority interest share of income	—	—	268	—	(268)	—
Deferred income taxes	—	—	591	2,254	—	2,845
(Gain) loss on early extinguishment or restructuring of debt	(12,070)	475	(22,784)	(108)	—	(34,487)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(2,684)	(3,249)	(487)	(3,208)	—	(9,628)
Changes in assets and liabilities, net of acquisitions:			—	—
Increase in accounts receivable	—	—	(1,403)	(4,985)	—	(6,388)
Decrease in prepaid expenses and other current assets	185	—	106	10,943	—	11,234
(Increase) decrease in other assets	388	11	518	(12)	—	905
(Increase) decrease in intercompany balance	—	(4,499)	(6,218)	10,717	—	—
Decrease in accounts payable	(447)	—	(486)	(15,706)	—	(16,639)
Increase in accrued interconnection costs	—	—	2,355	804	—	3,159
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	67	(4)	(1,718)	(1,692)	—	(3,347)
Decrease in accrued income taxes	(222)	(710)	(1,271)	(2,252)	—	(4,455)
Increase (decrease) in accrued interest	(871)	59	(223)	114	—	(921)

Net cash provided by (used in) operating activities	(11,708)	809	(24,711)	40,913	—	5,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(450)	(14,149)	—	(14,599)
Sale of property and equipment	—	—	805	—	—	805
Cash from disposition of business, net of cash disposed	—	—	—	1,676	—	1,676
Cash used for business acquisitions, net of cash acquired	—	—	—	(34)	—	(34)
Decrease in restricted cash	—	—	—	103	—	103
Proceeds from intercompany balance	27,636	—	14,409	—	(42,045)	—

Net cash provided by (used in) investing activities	27,636	—	14,764	(12,404)	(42,045)	(12,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	—	—	(11,217)
Principal payments on other long-term obligations	(1,200)	(3)	(5,245)	(1,839)	—	(8,287)
Proceeds from (payments on) intercompany balance	—	(806)	14,765	(56,004)	42,045	—

Net cash provided by (used in) financing activities	(12,417)	(809)	9,520	(57,843)	42,045	(19,504)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	518	—	518

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,511	—	(427)	(28,816)	—	(25,732)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	—	670	79,313	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,810	$—	$243	$50,497	$—	$55,550

14.	CONDENSED COMBINED FINANCIAL STATEMENTS

As discussed in Note 1, on March 16, 2009, the four Debtors filed for bankruptcy. Accordingly, the following condensed combined financial information as of June 30, 2009 and 2008 are included for (a) the Debtors on a combined basis; (b) the non-Debtors on a combined basis; and (c) Group on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three Months Ended June 30, 2009
	Debtor Entities	Non-Debtor Entities	Eliminations	Consolidated
NET REVENUE	$—	$196,742	$—	$196,742

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	125,914	—	125,914
Selling, general and administrative	4,600	45,800	—	50,400
Depreciation and amortization	—	6,250	—	6,250
Gain on sale or disposal of assets	—	16	—	16

Total operating expenses	4,600	177,980	—	182,580

INCOME (LOSS) FROM OPERATIONS	(4,600)	18,762	—	14,162
INTEREST EXPENSE OR RESTRUCTURING OF DEBT	(2,240)	(1,119)	—	(3,359)
INTEREST AND OTHER INCOME	—	161	—	161
FOREIGN CURRENCY TRANSACTION GAIN	20,465	3,705	—	24,170
INTERCOMPANY INTEREST	912	(912)	—	—
MANAGEMENT FEE	2,960	(2,960)	—	—
ROYALTY FEE	2,768	(2,768)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	20,265	14,869	—	35,134
REORGANIZATION ITEMS—NET	(8,271)	—	—	(8,271)

INCOME BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	11,994	14,869	—	26,863
INCOME TAX EXPENSE	(399)	(711)	—	(1,110)

INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	11,595	14,158	—	25,753
EQUITY IN NET INCOME OF SUBSIDIARIES	13,771	—	(13,771)	—

INCOME FROM CONTINUING OPERATIONS	25,366	14,158	(13,771)	25,753
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(283)	—	(283)

NET INCOME	25,366	13,875	(13,771)	25,470
Less: Net income attributable to the noncontrolling interest	—	(104)	—	(104)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$25,366	$13,771	$(13,771)	$25,366

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$25,366	$14,054	$(13,771)	$25,649
Loss from discontinued operations	—	(283)	—	(283)

Net income	$25,366	$13,771	$(13,771)	$25,366

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six Months Ended June 30, 2009
	Debtor Entities	Non-Debtor Entities	Eliminations	Consolidated
NET REVENUE	$—	$391,216	$—	$391,216

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	255,288	—	255,288
Selling, general and administrative	6,666	89,170	—	95,836
Depreciation and amortization	—	12,346	—	12,346
Gain on sale or disposal of assets	—	(43)	—	(43)

Total operating expenses	6,666	356,761	—	363,427

INCOME (LOSS) FROM OPERATIONS	(6,666)	34,455	—	27,789
INTEREST EXPENSE	(11,988)	(2,147)	—	(14,135)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	189	—	—	189
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	—	—	—
INTEREST AND OTHER INCOME	—	396	—	396
FOREIGN CURRENCY TRANSACTION GAIN	18,279	2,842	—	21,121
INTERCOMPANY INTEREST	1,731	(1,731)	—	—
MANAGEMENT FEE	4,009	(4,009)	—	—
ROYALTY FEE	5,277	(5,277)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	10,831	24,529	—	35,360
REORGANIZATION ITEMS—NET	8,297	—	—	8,297

INCOME BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	19,128	24,529	—	43,657
INCOME TAX EXPENSE	(773)	(3,134)	—	(3,907)

INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	18,355	21,395	—	39,750
EQUITY IN NET INCOME OF SUBSIDIARIES	21,002	—	(21,002)	—

INCOME FROM CONTINUING OPERATIONS	39,357	21,395	(21,002)	39,750
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(676)	—	(676)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	251	—	251

NET INCOME	39,357	20,970	(21,002)	39,325
Less: Net loss attributable to the noncontrolling interest	—	32	—	32

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$39,357	$21,002	$(21,002)	$39,357

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$39,357	$21,427	$(21,002)	$39,782
Loss from discontinued operations	—	(676)	—	(676)
Gain from sale of discontinued operations	—	251	—	251

Net income	$39,357	$21,002	$(21,002)	$39,357

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Three months Ended June 30, 2008
	Debtor Entities	Non-Debtor Entities	Eliminations	Consolidated
NET REVENUE	$—	$235,897	$—	$235,897

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	142,495	—	142,495
Selling, general and administrative	3,344	66,625	—	69,969
Depreciation and amortization	—	8,091	—	8,091
Gain on sale or disposal of assets	—	115	—	115

Total operating expenses	3,344	217,326	—	220,670
INCOME (LOSS) FROM OPERATIONS	(3,344)	18,571	—	15,227

INTEREST EXPENSE	(12,214)	(1,340)	—	(13,554)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	217	—	—	217
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	32,177	—	—	32,177
INTEREST AND OTHER INCOME	97	2,030	—	2,127
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	7,779	355	—	8,134
INTERCOMPANY INTEREST	(9,548)	9,548	—	—
MANAGEMENT FEE	1,048	(1,048)	—	—
ROYALTY FEE	3,549	(3,549)	—	—

INCOME BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	19,761	24,567	—	44,328
INCOME TAX BENEFIT (EXPENSE)	2,633	(251)	—	2,382

INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	22,394	24,316	—	46,710
EQUITY IN NET INCOME OF SUBSIDIARIES	24,130	—	(24,130)	—

INCOME FROM CONTINUING OPERATIONS	46,524	24,316	(24,130)	46,710
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(21)	—	(21)

NET INCOME	46,524	24,295	(24,130)	46,689
Less: Net income attributable to the noncontrolling interest	—	(165)	—	(165)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$46,524	$24,130	$(24,130)	$46,524

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$46,524	$24,151	$(24,130)	$46,545
Loss from discontinued operations	—	(21)	—	(21)

Net income	$46,524	$24,130	$(24,130)	$46,524

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	For the Six months Ended June 30, 2008
	Debtor Entities	Non-Debtor Entities	Eliminations	Consolidated
NET REVENUE	$—	$461,331	$—	$461,331

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	283,979	—	283,979
Selling, general and administrative	6,379	132,448	—	138,827
Depreciation and amortization	—	16,050	—	16,050
Gain on sale or disposal of assets	—	(2,465)	—	(2,465)

Total operating expenses	6,379	430,012	—	436,391

INCOME (LOSS) FROM OPERATIONS	(6,379)	31,319	—	24,940
INTEREST EXPENSE	(25,913)	(2,834)	—	(28,747)
ACCRETION ON DEBT PREMIUM	187	—	—	187
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	34,379	108	—	34,487
INTEREST AND OTHER INCOME	406	2,783	—	3,189
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	10,815	(974)	—	9,841
INTERCOMPANY INTEREST	(5,276)	5,276	—	—
MANAGEMENT FEE	2,991	(2,991)	—	—
ROYALTY FEE	7,306	(7,306)	—	—

INCOME BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	18,516	25,381	—	43,897
INCOME TAX BENEFIT (EXPENSE)	798	(836)	—	(38)

INCOME BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	19,314	24,545	—	43,859
EQUITY IN NET INCOME OF SUBSIDIARIES	24,211	—	(24,211)	—

INCOME FROM CONTINUING OPERATIONS	43,525	24,545	(24,211)	43,859
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(66)	—	(66)

NET INCOME	43,525	24,479	(24,211)	43,793
Less: Net income attributable to the noncontrolling interest	—	(268)	—	(268)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$43,525	$24,211	$(24,211)	$43,525

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$43,525	$24,277	$(24,211)	$43,591
Loss from discontinued operations	—	(66)	—	(66)

Net income	$43,525	$24,211	$(24,211)	$43,525

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	June 30, 2009
	Debtor Entities	Non-Debtor Entities	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64	$41,397	$—	$41,461
Accounts receivable	—	93,826	—	93,826
Prepaid expenses and other current assets	105	16,850	—	16,955

Total current assets	169	152,073	—	152,242
INTERCOMPANY RECEIVABLES	1,087,557	—	(1,087,557)	—
INVESTMENTS IN SUBSIDIARIES	(951,416)	—	951,416	—
RESTRICTED CASH	—	9,467	—	9,467
PROPERTY AND EQUIPMENT—Net	—	117,840	—	117,840
GOODWILL	—	35,351	—	35,351
OTHER INTANGIBLE ASSETS—Net	—	482	—	482
OTHER ASSETS	1,146	18,009	—	19,155

TOTAL ASSETS	$137,456	$333,222	$(136,141)	$334,537

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,450	$49,440	$—	$50,890
Accrued interconnection costs	—	38,778	—	38,778
Deferred revenue	—	12,322	—	12,322
Accrued expenses and other current liabilities	9,133	44,849	—	53,982
Accrued income taxes	9,312	11,674	—	20,986
Accrued interest	19	—	—	19
Current portion of long-term obligations	95,750	11,347	—	107,097

Total current liabilities	115,664	168,410	—	284,074
INTERCOMPANY PAYABLES	—	1,087,557	(1,087,557)	—
LONG-TERM OBLIGATIONS	—	25,740	—	25,740

Total liabilities not subject to compromise	115,664	1,281,707	(1,087,557)	309,814
LIABILITIES SUBJECT TO COMPROMISE	451,050	—	—	451,050

Total liabilities	566,714	1,281,707	(1,087,557)	760,864

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Primus Telecommuncations Group, Incorporated Stockholders’ Deficit:
Common stock	1,427	—	—	1,427
Additional paid-in capital	718,983	339,849	(339,849)	718,983
Accumulated deficit	(1,060,452)	(1,219,277)	1,219,277	(1,060,452)
Accumulated other comprehensive loss	(89,216)	(71,988)	71,988	(89,216)

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	(429,258)	(951,416)	951,416	(429,258)

Noncontrolling interest	—	2,931	—	2,931

Total stockholders’ deficit	(429,258)	(948,485)	951,416	(426,327)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$137,456	$333,222	$(136,141)	$334,537

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	December 31, 2008
	Debtor Entities	Non-Debtor Entities	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,554	$27,446	$—	$37,000
Accounts receivable	—	99,483	—	99,483
Prepaid expenses and other current assets	437	15,409	—	15,846

Total current assets	9,991	142,338	—	152,329
INTERCOMPANY RECEIVABLES	1,072,953	—	(1,072,953)	—
INVESTMENTS IN SUBSIDIARIES	(965,313)	—	965,313	—
RESTRICTED CASH	—	8,133	—	8,133
PROPERTY AND EQUIPMENT—Net	—	112,152	—	112,152
GOODWILL	—	32,688	—	32,688
OTHER INTANGIBLE ASSETS—Net	—	746	—	746
OTHER ASSETS	5,230	19,166	—	24,396

TOTAL ASSETS	$122,861	$315,223	$(107,640)	$330,444

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,712	$56,959	$—	$58,671
Accrued interconnection costs	—	41,422	—	41,422
Deferred revenue	—	13,303	—	13,303
Accrued expenses and other current liabilities	1,005	41,435	—	42,440
Accrued income taxes	8,767	9,446	—	18,213
Accrued interest	10,102	146	—	10,248
Current portion of long-term obligations	562,814	1,983	—	564,797

Total current liabilities	584,400	164,694	—	749,094
INTERCOMPANY PAYABLES	—	1,072,953	(1,072,953)	—
LONG-TERM OBLIGATIONS	—	40,040	—	40,040
OTHER LIABILITIES	—	35	—	35

Total liabilities not subject to compromise	584,400	1,277,722	(1,072,953)	789,169
LIABILITIES SUBJECT TO COMPROMISE	—	—	—	—

Total liabilities	584,400	1,277,722	(1,072,953)	789,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Deficit:
Common stock	1,427	—	—	1,427
Additional paid-in capital	718,956	339,849	(339,849)	718,956
Accumulated deficit	(1,099,809)	(1,240,278)	1,240,278	(1,099,809)
Accumulated other comprehensive loss	(82,113)	(64,884)	64,884	(82,113)

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	(461,539)	(965,313)	965,313	(461,539)

Noncontrolling interest	—	2,814	—	2,814

Total stockholders’ deficit	(461,539)	(962,499)	965,313	(458,725)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$122,861	$315,223	$(107,640)	$330,444

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30, 2009
	Debor Entities	Non-Debtor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,357	$20,970	$(21,002)	$39,325
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	(14,452)	6,155	—	(8,297)
Provision for doubtful accounts receivable	—	5,140	—	5,140
Stock compensation expense	27	—	—	27
Depreciation and amortization	—	12,346	—	12,346
Gain on sale or disposal of assets	—	(294)	—	(294)
Accretion of debt (premium) discount	(189)	—	—	(189)
Equity in net income of subsidiary	(21,002)	—	21,002	—
Unrealized foreign currency transaction loss on intercompany and foreign debt	(18,896)	(1,806)	—	(20,702)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	7,798	—	7,798
Decrease in prepaid expenses and other current assets	332	129	—	461
Decrease in other assets	503	1,951	—	2,454
Increase in intercompany balance	—	—	—	—
Decrease in accounts payable	(262)	(12,532)	—	(12,794)
Decrease in accrued interconnection costs	—	(5,361)	—	(5,361)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	8,132	(6,819)	—	1,313
Increase in accrued income taxes	545	1,568	—	2,113
Decrease in accrued interest	(1,463)	(137)	—	(1,600)

Net cash provided by (used in) operating activities before reorganization items	(7,368)	29,108	—	21,740
Cash effect of reorganization items	(5,911)	1,316	—	(4,595)

Net cash provided by (used in) operating activities	(13,279)	30,424	—	17,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,660)	—	(5,660)
Sale of property and equipment and intangible assets	—	179	—	179
Cash from disposition of business, net of cash disposed	—	232	—	232
Cash used for business acquisitions, net of cash acquired	—	(199)	—	(199)
Increase in restricted cash	—	(146)	—	(146)
Proceeds from intercompany balance	4,289	—	(4,289)	—

Net cash provided by (used in) investing activities	4,289	(5,594)	(4,289)	(5,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term obligations	(500)	(7,792)	—	(8,292)
Payments on intercompany balance	—	(4,289)	4,289	—

Net cash provided by (used in) financing activities	(500)	(12,081)	4,289	(8,292)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,202	—	1,202

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,490)	13,951	—	4,461
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,554	27,446	—	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64	$41,397	$—	$41,461

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

(Debtor-In-Possession)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30, 2008
	Debtor Entities	Non-Debtor Entities	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,525	$24,479	$(24,211)	$43,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	5,696	—	5,696
Stock compensation expense	132	—	—	132
Depreciation and amortization	—	16,056	—	16,056
Gain on sale or disposal of assets	—	(2,465)	—	(2,465)
Accretion of debt (premium) discount	(187)	—	—	(187)
Equity in net income of subsidiary	(24,211)	—	24,211	—
Deferred income taxes	450	2,395	—	2,845
Gain on early extinguishment or restructuring of debt	(34,379)	(108)	—	(34,487)
Unrealized foreign currency transaction loss on intercompany and foreign debt	(10,270)	642	—	(9,628)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	(6,388)	—	(6,388)
Decrease in prepaid expenses and other current assets	181	11,053	—	11,234
(Increase) decrease in other assets	978	(73)	—	905
Decrease in accounts payable	(686)	(15,953)	—	(16,639)
Increase in accrued interconnection costs	—	3,159	—	3,159
Decrease, net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	(172)	(3,175)	—	(3,347)
Decrease in accrued income taxes	(1,812)	(2,643)	—	(4,455)
Increase (decrease) in accrued interest	(1,035)	114	—	(921)

Net cash provided by (used in) operating activities	(27,486)	32,789	—	5,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(14,599)	—	(14,599)
Sale of property and equipment and intangible assets	—	805	—	805
Cash from disposition of business, net of cash disposed	—	1,676	—	1,676
Cash used for business acquisitions, net of cash acquired	—	(34)	—	(34)
Increase in restricted cash	—	103	—	103
Proceeds from intercompany balance	21,454	—	(21,454)	—

Net cash provided by (used in) investing activities	21,454	(12,049)	(21,454)	(12,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	(11,217)
Principal payments on other long-term obligations	(6,435)	(1,852)	—	(8,287)
Proceeds from (payments on) intercompany balance	—	(21,454)	21,454	—

Net cash provided by (used in) financing activities	(17,652)	(23,306)	21,454	(19,504)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	518	—	518

NET CHANGE IN CASH AND CASH EQUIVALENTS	(23,684)	(2,048)	—	(25,732)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,026	38,256	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,342	$36,208	$—	$55,550

15.	SUBSEQUENT EVENTS

On July 1, 2009, the Debtors consummated their reorganization under the Bankruptcy Code and the Plan became effective (see Note 1—“Proceedings Under Chapter 11 of the Bankruptcy Code”).

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

Our challenge concerning net revenue in recent years has been to overcome declines in long distance voice minutes of use per customer as more customers are using wireless devices and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice) has resulted in revenue declines in our legacy long distance voice. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend is resulting in greater competition from the existing wireline and wireless competitors and from more recent entrants, such as cable companies and VOIP companies, which could continue to affect adversely our net revenue per minute, as well as minutes of use. More recently, adverse global economic conditions have resulted in a contraction of spending by business and residential customers generally which, we believe, has had an adverse affect on our net revenues.

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

Voluntary Reorganization Under Chapter 11

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

On April 14, 2009, certain lenders under the Term Loan agreed to a term sheet (the “Term Loan Modification Term Sheet”) concerning a Term Loan amendment that was to be documented and executed upon satisfaction of a number of conditions precedent, including replacement of the Administrative Agent under the Term Loan and receipt of replacement Administrative Agent approval. Additionally, on April 14, 2009, certain lenders under the Term Loan entered into a forbearance agreement and agreed to forbear certain remedies arising out of the Chapter 11 Cases, subject to certain conditions and potential termination of forbearance (the “Term Loan Forbearance Agreement”). The Plan provides for treatment of the Term Loan as provided for under the Term Loan Modification Term Sheet.

A summary of the terms of the proposed Term Loan amendment as provided for under the Term Loan Modification Term Sheet and a summary of the Term Loan Forbearance Agreement can be found in Note 5 to the Consolidated Condensed Financial Statements presented herein.

On April 27, 2009, the Bankruptcy Court approved the Debtors’ use of a disclosure statement dated April 27, 2009 (the “Disclosure Statement”) to solicit votes on the Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors attached thereto (the “Plan”). The Disclosure Statement was distributed to holders of record (as of April 27, 2009) of claims against, and interests in, the Debtors who are entitled to vote on the Plan (the “Record Date”). The Plan provides for treatment of the Term Loan as provided for under the Term Loan Modification Term Sheet.

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

The Plan was confirmed by the Bankruptcy Court on June 12, 2009 (the “Confirmation Date”). On July 1, 2009 (the “Effective Date”), the Debtors consummated their reorganization under the Bankruptcy Code and the Plan became effective. See Note 1—“Proceedings Under Chapter 11 of the Bankruptcy Code” within the financial statements included in Part I, Item 1 of this Form 10-Q.

A summary of the material features of the confirmed Plan is contained in Group’s Current Report on Form 8-K dated June 12, 2009 (the “Confirmed Plan 8-K”) and filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2009, and incorporated herein by reference.

The Plan provided for a plan of reorganization of the Debtors on terms that are summarized below:

•

Holding’s Term Loan facility due February 2011 was reinstated and amended in certain respects by the Third Amendment to Term Loan Agreement, including: (i) at the option of Holding, interest rates are now (A) LIBOR + 9.00% with a LIBOR floor of 3.00% (or LIBOR + 11.00% with 4.00% to be paid in kind) or (B) Prime Rate + 8.00% with a Prime Rate floor of 4.00% (or Prime Rate + 10.00% with 4.00% to be paid in kind); (ii) The Bank of New York Mellon has been appointed as successor Administrative Agent; (iii) amortization payments have been increased; (iv) mandatory prepayments are required from (A) 25% of the net proceeds of certain equity issuances (including 25% of the cash of businesses acquired in exchange for equity), (B) 100% of the net proceeds from debt issuances (other than as permitted under the limitation of indebtedness covenant), and (C) 80% of net cash proceeds from asset sales or insurance recoveries not otherwise reinvested within 180 days or committed to reinvestment within 270 days of such asset sales; (v) Group or its affiliates are able to purchase annually up to $5 million in principal amount of loans at less than par without being subject to the pro-rata provisions of the Term Loan facility (or purchases in excess of such annual amount by way of an offer to all lenders), any such purchased loans deemed immediately cancelled; and (vi) certain covenants have been modified, including restrictions on the ability to incur additional debt and the addition of a minimum EBITDA covenant, a maximum indebtedness covenant and a maximum capital expenditure covenant. In addition, the Debtors agreed to pay all reasonable fees, expenses and disbursements of the counsel and financial advisors to the Term Loan lenders;

•

IHC’s 14 1/4% Senior Secured Notes were cancelled and the holders thereof received (a) their pro rata portion of $123.5 million of aggregate principal amount of 14 1/4% Senior Subordinated Secured Notes due May 20, 2013 (see “Amendment of IHC’s 14 1/4% Senior Secured Notes Indenture” in Note 1), (b) 4,800,000 shares of the New Common Stock, and (c) all reasonable fees, expenses and disbursements of their counsel;

•

the 5% Exchangeable Senior Notes and 8% Senior Notes issued by Holding were cancelled, and the holders thereof received (a) 4,800,000 shares of the New Common Stock, (b) Class A warrants to purchase up to an aggregate of 3,000,000 shares of the New Common Stock (see terms described under “Warrant Agreements” in Note 1), and (c) all reasonable fees, expenses and disbursements of their counsel;

•

the 3 3/4% Senior Notes due September 2010, 12 3/4% Senior Notes due October 2009 and Step Up Convertible Subordinated Debentures due August 2009 issued by Group were cancelled, and the holders thereof received Class B warrants to purchase up to an aggregate of 1,500,000 shares of the New Common Stock (see terms described under “Warrant Agreements” in Note 1);

•

all existing shares of the Old Common Stock were cancelled on the Effective Date, and holders thereof received their pro rata share of Contingent Value Rights to acquire up to 2,665,000 shares of New Common Stock (see terms described under “Contingent Value Rights Distribution Agreement” in Note 1), and

•

all outstanding equity incentive grants of Group were cancelled, and the Management Compensation Plan became effective. As of the Effective Date, 400,000 restricted stock units, 400,000 service-based stock options and 100,000 performance-based stock options were granted to certain employees and executive officers under the Management Compensation Plan.

Foreign Currency

Foreign currency can have a major impact on our financial results. Currently approximately 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (CAD), USD/Australian dollar (AUD), USD/British pound (GBP), and USD/Euro (EUR). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Credit Facility and an interest rate swap. Despite the counterparty to the interest rate swap agreement entering bankruptcy in October 2008, management did not believe that breach or event of default had occurred in relation to the Canadian Credit Agreement. As of March 10, 2009, under the Waiver and Amendment Agreement, the Lenders under the Canadian Credit Facility waived any such possible breach or event of default. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months and six months ended June 30, 2009, as compared to the three months and six months ended June 30, 2008, the USD was stronger on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months and six months ended June 30, 2009 and 2008 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009	2008	Variance	Variance %	2009	2008	Variance	Variance %
Canada	$55,061	$68,989	$(13,928)	(20)%	$108,306	$137,438	$(29,132)	(21)%
Australia	$58,475	$75,992	$(17,517)	(23)%	$110,502	$150,066	$(39,564)	(26)%
United Kingdom	$23,932	$22,204	$1,728	8%	$49,232	$39,581	$9,651	24%
Europe*	$19,265	$22,603	$(3,338)	(15)%	$38,005	$42,654	$(4,649)	(11)%

Net Revenue by Location—in Local Currencies

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009	2008	Variance	Variance %	2009	2008	Variance	Variance %
Canada (in CAD)	64,351	69,710	(5,359)	(8)%	130,534	138,473	(7,939)	(6)%
Australia (in AUD)	77,216	80,598	(3,382)	(4)%	155,641	162,494	(6,853)	(4)%
United Kingdom (in GBP)	15,488	11,268	4,220	37%	33,119	20,054	13,065	65%
Europe* (in EUR)	14,131	14,466	(335)	(2)%	28,505	27,844	661	2%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

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

In accordance with Statement of Position (SOP) No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” all pre-petition liabilities subject to compromise are segregated in the unaudited Consolidated Condensed Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the unaudited Consolidated Condensed Balance Sheet as of June 30, 2009. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, net, in the unaudited Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2009. Net cash used for reorganization items is disclosed separately in the unaudited Consolidated Condensed Statements of Cash Flows. The outcome of the plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of the plan, or the effect of any operational changes that may be made in the business.

No other significant changes in our critical accounting policies have occurred since December 31, 2008.

Results of Operations

Results of operations for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008

Net revenue, exclusive of the currency effect, decreased $6.1 million, or 2.6%, to $229.9 million for the three months ended June 30, 2009 from $235.9 million for the three months ended June 30, 2008. Inclusive of the currency effect, which accounted for a decrease of $33.1 million, net revenue decreased $39.2 million to $196.7 for the three months ended June 30, 2009 from $235.9 millions for the three months ended June 30, 2008.

United States: United States net revenue decreased $5.5 million, or 24.6%, to $16.9 million for the three months ended June 30, 2009 from $22.4 million for the three months ended June 30, 2008. The decrease is primarily attributable to a decrease of $3.3 million in retail voice services (for residential and small businesses), a decrease of $1.8 million in VOIP services and a decrease of $0.4 million in Internet services.

Canada: Canada net revenue, exclusive of the currency effect, decreased $5.3 million, or 7.7%, to $63.7 million for the three months ended June 30, 2009 from $69.0 million for the three months ended June 30, 2008. The revenue decrease is primarily attributable to a decrease of $5.1 million in retail voice services, a decrease of $0.4 million in prepaid services, a decrease of $0.3 million in wireless services and a decrease of $0.1 million in local services offset, in part, by an increase of $0.7 million in internet, data and hosting. Inclusive of the currency effect, which accounted for a $8.6 million decrease, net revenue decreased $13.9 million to $55.1 million for the three months ended June 30, 2009 from $69.0 million for the three months ended June 30, 2008.

Europe: European net revenue, exclusive of the currency effect, decreased $1.5 million, or 8.9%, to $15.4 million for the three months ended June 30, 2009 from $16.9 million for the three months ended June 30, 2008. Inclusive of the currency effect, which accounted for a $2.4 million decrease, net revenue decreased $3.9 million to $13.0 million for the three months ended June 30, 2009 from $16.9 million for the three months ended June 30, 2008.

The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Three Months Ended				Year-over-Year			Three Months Ended June 30, 2009
	June 30, 2009		June 30, 2008
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %		Net Revenue	% of Europe
United Kingdom	$5,146	33%	$6,786	40%	($1,640)	(24)%	($1,112)	$4,034	31%
France	6,050	39%	5,050	30%	1,000	20%	(777)	5,273	40%
Belgium	1,942	13%	2,141	13%	(199)	(9)%	(253)	1,689	13%
Spain	714	5%	1,015	6%	(301)	(30)%	(91)	623	5%
Italy	686	4%	966	6%	(280)	(29)%	(89)	597	5%
Other	880	6%	967	5%	(87)	(9)%	(65)	815	6%

Europe Total	$15,418	100%	$16,925	100%	($1,507)	(9)%	($2,387)	$13,031	100%

Australia: Australia net revenue, exclusive of the currency effect, decreased $3.2 million, or 4.2%, to $72.8 million for the three months ended June 30, 2009 from $76.0 million for the three months ended June 30, 2008. The revenue decrease is primarily attributable to a decrease of $2.5 million in internet services, a decrease of $1.9 million in residential voice, a decrease of $1.2 million in DSL services offset, in part, by an increases of $1.6 million in business services and $0.7 million in wireless services. Inclusive of the currency effect, which accounted for a $14.3 million decrease, net revenue decreased $17.5 million to $58.5 million for the three months ended June 30, 2009 from $76.0 million for the three months ending June 30, 2008.

Wholesale: Wholesale net revenue, exclusive of the currency effect, increased $8.4 million, or 17.3%, to $57.3 million for the three months ended June 30, 2009 from $48.9 million for the three months ended June 30, 2008. Inclusive of the currency effect, which accounted for a $7.0 million decrease, net revenue increased $1.4 million to $50.3 million for the three months ended June 30, 2009 from $48.9 million for the three months ended June 30, 2008. Due to the decision to cease our German retail operations, all German wholesale operations were transferred to the United Kingdom beginning in the third quarter 2008. This transfer was completed in the first quarter 2009 (see Note 5—“Discontinued Operations” to the Consolidated Condensed Financial Statements presented herein). The following table reflects net revenue for each major country (in thousands, except percentages):

Wholesale Revenue by Country—in USD

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Three Months Ended				Year-over-Year			Three Months Ended June 30, 2009
	June 30, 2009		June 30, 2008
	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
United States	$19,688	34%	$20,060	41%	($372)	(2)%	$—	$19,688	39%
United Kingdom	25,374	44%	15,418	32%	9,956	65%	(5,476)	19,898	40%
France	2,371	4%	1,505	3%	866	58%	(306)	2,065	4%
Spain	1,669	4%	1,906	4%	(237)	(12)%	(208)	1,461	3%
Italy	8,194	14%	5,068	10%	3,126	62%	(1,027)	7,167	14%
Germany	—	—	4,839	10%	(4,839)	(100)%	—	—	—
Other	—	—	69	—	(69)	(100)%	—	—	—

Wholesale Total	$57,296	100%	$48,865	100%	$8,431	17%	($7,017)	$50,279	100%

Brazil: Brazil net revenue, exclusive of the currency effect, increased $1.1 million, or 39.7%, to $3.8 million for the three months ended June 30, 2009 from $2.7 million for the three months ended June 30, 2008. The revenue increase is due primarily to an increase in VOIP services. Inclusive of the currency effect, which accounted for a $0.8 million decrease, net revenue increased $0.3 million to $3.0 million for the three months ended June 30, 2009 from $2.7 million for the three months ended June 30, 2008.

Cost of revenue, exclusive of the currency effect, increased $5.1 million to $147.6 million, or 64.2% of net revenue, for the three months ended June 30, 2009 from $142.5 million, or 60.4% of net revenue, for the three months ended June 30, 2008. Inclusive of the currency effect, which accounted for a $21.6 million decrease, cost of revenue decreased $16.6 million to $125.9 million for the three months ended June 30, 2009 from $142.5 million for the three months ended June 30, 2008.

United States: United States cost of revenue decreased $4.5 million to $6.8 million, or 40.4% of net revenue, for the three months ended June 30, 2009 from $11.4 million, or 50.6% of net revenue, for the three months ended June 30, 2008. The decrease is attributable to a decrease in net revenue of $5.5 million and a cost recovery of $1.5 million from a dispute settlement.

Canada: Canada cost of revenue, exclusive of the currency effect, decreased $2.1 million to $27.2 million, or 42.7% of net revenue, for the three months ended June 30, 2009 from $29.3 million, or 42.5% of net revenue, for the three months ended June 30, 2008. The decrease is primarily attributable to a decrease in net revenue of $5.3 million. Inclusive of the currency effect, which accounted for a $3.7 million decrease, cost of revenue decreased $5.8 million to $23.5 million for the three months ended June 30, 2009 from $29.3 million for the three months ended June 30, 2008.

Europe: European cost of revenue, exclusive of the currency effect, decreased by $0.4 million to $10.8 million, or 70.3% of net revenue, for the three months ended June 30, 2009 from $11.3 million, or 66.7% of net revenue, for the three months ended June 30, 2008. The decrease is primarily due to a decrease in net revenue of $1.5 million offset, in part, by higher costs as a percentage of net revenue. Inclusive of the currency effect, which accounted for a $1.7 million decrease, cost of revenue decreased $2.1 million to $9.1 million for the three months ended June 30, 2009 from $11.3 million for the three months ended June 30, 2008.

Australia: Australia cost of revenue, exclusive of the currency effect, increased $3.7 million to $45.4 million, or 62.3% of net revenue, for the three months ended June 30, 2009 from $41.7 million, or 54.9% of net revenue, for the three months ended June 30, 2008. The increase is primarily attributable to a $5.8 million reduction to cost of revenue in 2008 as the result of rulings by the Australian regulatory authority offset, in part, by a decrease in net revenues of $3.2 million. Inclusive of the currency effect, which accounted for a $9.0 million decrease, cost of revenue decreased $5.3 million to $36.4 million for the three months ended June 30, 2009 from $41.7 million for the three months ended June 30, 2008.

Wholesale: Wholesale cost of revenue, exclusive of the currency effect, increased $7.5 million to $54.7 million, or 95.5% of net revenue, for the three months ended June 30, 2009 from $47.2 million, or 96.6% of net revenue, for the three months ended June 30, 2008. The increase is primarily attributable to an increase in net revenue of $8.4 million offset, in part, by lower costs, as a percentage of net revenues, in the United States. Inclusive of the currency effect, which accounted for a $6.7 million decrease, cost of revenues increased $0.8 million to $48.0 million for the three months ended June 30, 2009 from $47.2 million for the three months ended June 30, 2008.

Brazil: Brazil cost of revenue, exclusive of the currency effect, increased $1.0 million to $2.6 million, or 69.7% of net revenue, for the three months ended June 30, 2009 from $1.6 million, or 59.4% of net revenue, for the three months ended June 30, 2008. The increase is primarily attributable to an increase in net revenue of $1.1 million and higher costs as a percentage of net revenue. Inclusive of the currency effect, which accounted for a $0.5 million decrease, cost of revenue increased $0.5 million to $2.1 million for the three months ended June 30, 2009 from $1.6 million for the three months ended June 30, 2008.

Selling, general and administrative expenses, exclusive of the currency effect, decreased $12.1 million to $57.9 million, or 25.2% of net revenue, for the three months ended June 30, 2009 from $70.0 million, or 29.7% of net revenue, for the three months ended June 30, 2008. Inclusive of the currency effect, which accounted for a $7.5 million decrease, selling, general and administrative expenses decreased $19.6 million to $50.4 million for the three months ended June 30, 2009 from $70.0 million for the three months ended June 30, 2008.

United States: United States selling, general and administrative expense decreased $2.8 million to $6.4 million, or 38.0% of net revenue, for three months ended June 30, 2009 from $9.2 million, or 41.3% of net revenue, for the three months ended June 30, 2008. The decrease is attributable to decreases of $0.6 million in advertising expenses, $0.2 million in occupancy, $0.3 million in sales and marketing expense and $0.6 million in general and administrative expenses and 1.2 million in salaries and benefits.

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $2.4 million to $22.7 million, or 35.7% of net revenue, for three months ended June 30, 2009 from $25.1 million, or 36.3% of net revenue, for the three months ended June 30, 2008. The decrease is attributable to a decrease of $1.2 million in salaries and benefits and a decrease of $1.7 million in sales and marketing expenses offset, in part, by a net increase of $0.6 million in other general and administrative expenses. Inclusive of the currency effect, which accounted for a $3.0 decrease, selling, general and administrative expenses decreased $5.4 million to $19.7 million for the three months ended June 30, 2009 from $25.1 million for the three months ended June 30, 2008.

Europe: Europe selling, general and administrative expense, exclusive of the currency effect, decreased $2.1 million to $4.3 million, or 27.6% of net revenue, for the three months ended June 30, 2009 from $6.4 million, or 37.5% of net revenue, for the three months ended June 30, 2008. The decrease is attributable to a decrease of $1.4 million in salaries and benefits, a decrease of $0.5 million in occupancy and a decrease of $0.1 million in professional expenses. Inclusive of the currency effect, which accounted for a $0.7 million decrease, selling, general and administrative expense decreased $2.8 million to $3.6 million for the three months ended June 30, 2009 from $6.4 million for the three months ended June 30, 2008.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, decreased $5.8 million to $17.1 million, or 23.6% of net revenue, for three months ended June 30, 2009 from $22.9 million, or 30.2% of net revenue, for the three months ended June 30, 2008. The decrease is attributable to a decrease of $2.1 million in salaries and benefits, a decrease of $1.8 million in sales and marketing expense, a decrease of $1.0 million in advertising expenses, a decrease of $0.6 million in general and administrative expenses and a decrease of $0.4 million in professional fees. Inclusive of the currency effect, which accounted for a $3.3 million decrease, selling, general and administrative expense decreased $9.1 million to $13.8 million for the three months ended June 30, 2009 from $22.9 million for the three months ended June 30, 2008.

Wholesale: Wholesale selling, general and administrative expense, exclusive of the currency effect, decreased $0.3 million to $1.8 million, or 3.2% of net revenue, for the three months ended June 30, 2009 from $2.2 million, or 4.4% of net revenue, for the three months ended June 30, 2008. Inclusive of the currency effect, which accounted for a $0.2 million decrease, selling, general and administrative expense decreased $0.5 million to $1.6 million for the three months ended June 30, 2009 from $2.2 million for the three months ended June 30, 2008.

Brazil: Brazil selling, general and administrative expense, exclusive of the currency effect, increased $0.1 million to $1.0 million, or 25.9% of net revenue, for the three months ended June 30, 2009 from $0.9 million, or 33.2% of net revenue, for the three months ended June 30, 2008. Inclusive of the currency effect, which accounted for a $0.2 million decrease, selling, general and administrative expense decreased $0.1 million to $0.8 million for the three months ended June 30, 2009 from $0.9 million for the three months ended June 30, 2008.

Corporate: Corporate selling, general and administrative expense increased $1.3 million to $4.6 million for the three months ended June 30, 2009 from $3.3 million for the three months ended June 30, 2008. The increase is primarily due to an increase in compensation and severance accruals.

Depreciation and amortization expense decreased $1.8 million to $6.3 million for the three months ended June 30, 2009 from $8.1 million for the three months ended June 30, 2008.

Interest expense and accretion on debt discount, net decreased $10.0 million to $3.4 million for the three months ended June 30, 2009 from $13.3 million for the three months ended June 30, 2008. The decrease was attributable to the cessation of interest accruals for the liabilities subject to compromise, including 8% Senior Notes, 14 1/4% Senior Secured Notes, 3 3/4% Convertible Notes, 5% Exchangeable Senor Notes, 12 3/4% Senior Notes and Step Up Convertible Subordinated Debentures, as a result of the Chapter 11 Cases instituted on March 16, 2009.

Gain on early extinguishment or restructuring of debt decreased $32.2 million. In the second quarter 2008, we realized a gain on restructuring of debt of $32.2 million including the expensing of related financing costs.

Foreign currency transaction gain increased $16.1 million to $24.2 million for the three months ended June 30, 2009 from $8.1 million for the three months ended June 30, 2008. The gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Reorganization items, net is an $8.3 million expense for the three months ended June 30, 2009 due to the incurrence of professional fees as a result of the Chapter 11 Cases.

Income tax benefit (expense) is $1.1 million expense for the three months ended June 30, 2009 from $2.4 million benefit for the three months ended June 30, 2008. The expense consists of foreign withholding tax on intercompany interest and royalty fees owed to a United States subsidiary by our Canadian and Australian subsidiaries and charges for uncertain tax positions under FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.”

Results of operations for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008

Net revenue, exclusive of the currency effect, increased $8.1 million, or 1.8%, to $469.4 million for the six months ended June 30, 2009 from $461.3 million for the six months ended June 30, 2008. Inclusive of the currency effect, which accounted for a decrease of $78.2 million, net revenue decreased $70.1 million to $391.2 for the six months ended June 30, 2009 from $461.3 millions for the six months ended June 30, 2008.

United States: United States net revenue decreased $10.6 million, or 23.2%, to $35.0 million for the six months ended June 30, 2009 from $45.6 million for the six months ended June 30, 2008. The decrease is primarily attributable to a decrease of $6.8 million in retail voice services (for residential and small businesses), a decrease of $2.9 million in VOIP services and a decrease of $0.9 million in Internet services.

Canada: Canada net revenue, exclusive of the currency effect, decreased $7.9 million, or 5.7%, to $129.6 million for the six months ended June 30, 2009 from $137.4 million for the six months ended June 30, 2008. The revenue decrease is primarily attributable to a decrease of $9.2 million in retail voice services and a decrease of $0.6 million in wireless services offset, in part, by an increase of $0.8 million in prepaid services and an increase of $1.0 million in internet, data and hosting. Inclusive of the currency effect, which accounted for a $21.2 million decrease, net revenue decreased $29.1 million to $108.3 million for the six months ended June 30, 2009 from $137.4 million for the six months ended June 30, 2008.

Europe: European net revenue, exclusive of the currency effect, decreased $0.5 million, or 1.6%, to $32.2 million for the six months ended June 30, 2009 from $32.7 million for the six months ended June 30, 2008. Inclusive of the currency effect, which accounted for a $5.5 million decrease, net revenue decreased $6.0 million to $26.7 million for the six months ended June 30, 2009 from $32.7 million for the six months ended June 30, 2008.

The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Six Months Ended				Year-over-Year			Six Months Ended June 30, 2009
	June 30, 2009		June 30, 2008
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %		Net Revenue	% of Europe
United Kingdom	$12,083	38%	$13,600	42%	($1,517)	(11)%	($2,998)	$9,085	34%
France	11,660	36%	8,953	27%	2,707	30%	(1,501)	10,159	38%
Belgium	3,879	12%	4,283	13%	(404)	(9)%	(503)	3,376	13%
Spain	1,449	5%	2,312	7%	(863)	(37)%	(185)	1,264	5%
Italy	1,321	4%	1,523	5%	(202)	(13)%	(171)	1,150	4%
Other	1,762	5%	2,019	6%	(257)	(13)%	(128)	1,634	6%

Europe Total	$32,154	100%	$32,690	100%	($536)	(2)%	($5,486)	$26,668	100%

Australia: Australia net revenue, exclusive of the currency effect, decreased $6.3 million, or 4.2%, to $143.8 million for the six months ended June 30, 2009 from $150.1 million for the six months ended June 30, 2008. The revenue decrease is primarily attributable to a decrease of $5.0 million in internet services, a decrease of $4.6 million in residential voice, a decrease of $2.0 million in DSL services offset, in part, by an increases of $4.2 million in business services and $1.1 million in wireless services. Inclusive of the currency effect, which accounted for a $33.3 million decrease, net revenue decreased $39.6 million to $110.5 million for the six months ended June 30, 2009 from $150.1 million for the six months ending June 30, 2008.

Wholesale: Wholesale net revenue, exclusive of the currency effect, increased $30.1 million, or 33.2%, to $120.8 million for the six months ended June 30, 2009 from $90.7 million for the six months ended June 30, 2008. Inclusive of the currency effect, which accounted for a $16.3 million decrease, net revenue increased $13.8 million to $104.5 million for the six months ended June 30, 2009 from $90.7 million for the six months ended June 30, 2008. Due to the decision to cease our German retail operations, all German wholesale operations were transferred to the United Kingdom beginning in the third quarter 2008. This transfer was completed in the first quarter 2009 (see Note 5—“Discontinued Operations” to the Consolidated Condensed Financial Statements presented herein). The following table reflects net revenue for each major country (in thousands, except percentages):

Wholesale Revenue by Country—in USD

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Six Months Ended				Year-over-Year			Six Months Ended June 30, 2009
	June 30, 2009		June 30, 2008
	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
United States	$43,048	36%	$39,586	44%	$3,462	9%	$—	$43,048	41%
United Kingdom	53,310	44%	25,981	28%	27,329	105%	(13,163)	40,147	38%
France	5,683	5%	3,369	4%	2,314	69%	(747)	4,936	5%
Spain	3,548	3%	4,013	4%	(465)	(12)%	(444)	3,104	3%
Italy	15,230	12%	7,851	9%	7,379	94%	(1,988)	13,242	13%
Germany	6	—	9,748	11%	(9,742)	(100)%	(1)	5	—
Other	—	—	172	—	(172)	(100)%	—	—	—

Total Wholesale	$120,825	100%	$90,720	100%	$30,105	33%	($16,343)	$104,482	100%

Brazil: Brazil net revenue, exclusive of the currency effect, increased $3.3 million, or 67.6%, to $8.1 million for the six months ended June 30, 2009 from $4.8 million for the six months ended June 30, 2008. The revenue increase is due primarily to an increase in VOIP services. Inclusive of the currency effect, which accounted for a $1.9 million decrease, net revenue increased $1.4 million to $6.2 million for the six months ended June 30, 2009 from $4.8 million for the six months ended June 30, 2008.

Cost of revenue, exclusive of the currency effect, increased $22.6 million to $306.5 million, or 65.3% of net revenue, for the six months ended June 30, 2009 from $284.0 million, or 61.6% of net revenue, for the six months ended June 30, 2008. Inclusive of the currency effect, which accounted for a $51.3 million decrease, cost of revenue decreased $28.7 million to $255.3 million for the six months ended June 30, 2009 from $284.0 million for the six months ended June 30, 2008.

United States: United States cost of revenue decreased $7.3 million to $15.8 million, or 45.3% of the net revenue, for the six months ended June 30, 2009 from $23.1 million, or 50.7% of net revenue, for the six months ended June 30, 2008. The decrease is primarily attributable to a decrease of $10.6 million in net revenue and a cost recovery of $1.5 million from a dispute settlement.

Canada: Canada cost of revenue, exclusive of the currency effect, decreased $2.3 million to $56.5 million, or 43.6% of net revenue, for the six months ended June 30, 2009 from $58.9 million, or 42.8% of net revenue, for the six months ended June 30, 2008. The decrease is primarily attributable to a decrease in net revenue of $7.9 million and higher costs as a percentage of net revenue. Inclusive of the currency effect, which accounted for a $9.4 million decrease, cost of revenue decreased $11.7 million to $47.2 million for the six months ended June 30, 2009 from $58.9 million for the six months ended June 30, 2008.

Europe: European cost of revenue, exclusive of the currency effect, increased by $0.5 million to $22.5 million, or 69.9% of net revenue, for the six months ended June 30, 2009 from $22.0 million, or 67.3% of net revenue, for the six months ended June 30, 2008. Inclusive of the currency effect, which accounted for a $3.9 million decrease, cost of revenue decreased $3.4 million to $18.6 million for the six months ended June 30, 2009 from $22.0 million for the six months ended June 30, 2008.

Australia: Australia cost of revenue, exclusive of the currency effect, increased $1.1 million to $90.4 million, or 62.9% of net revenue, for the six months ended June 30, 2009 from $89.3 million, or 59.5% of net revenue, for the six months ended June 30, 2008. The increase is primarily attributable to a $5.8 million reduction to cost of revenue in 2008 as the result of rulings by the Australian regulatory authority offset, in part, by a decrease in net revenues of $6.3 million. Inclusive of the currency effect, which accounted for a $21.0 million decrease, cost of revenue decreased $19.9 million to $69.4 million for the three months ended June 30, 2009 from $89.3 million for the three months ended June 30, 2008.

Wholesale: Wholesale cost of revenue, exclusive of the currency effect, increased $27.7 million to $115.4 million, or 95.5% of net revenue, for the six months ended June 30, 2009 from $87.7 million, or 96.7% of net revenue, for the six months ended June 30, 2008. The increase is primarily attributable to an increase in net revenue of $30.1 million offset, in part, by lower costs, as a percentage of net revenues, in the United States. Inclusive of the currency effect, which accounted for a $15.7 million decrease, cost of revenue increased $12.0 million to $99.7 million for the six months ended June 30, 2009 from $87.7 million for the six months ended June 30, 2008.

Brazil: Brazil cost of revenue, exclusive of the currency effect, increased $2.8 million to $5.8 million, or 72.0% of net revenue, for the six months ended June 30, 2009 from $3.0 million, or 62.3% of net revenue, for the six months ended June 30, 2008. The increase is primarily attributable to an increase in net revenue of $3.3 million and higher costs as a percentage of net revenue. Inclusive of the currency effect, which accounted for a $1.3 million decrease, cost of revenue increased $1.5 million to $4.5 million for the six months ended June 30, 2009 from $3.0 million for the six months ended June 30, 2008.

Selling, general and administrative expenses, exclusive of the currency effect, decreased $25.3 million to $113.5 million, or 24.2% of net revenue, for the six months ended June 30, 2009 from $138.8 million, or 30.1% of net revenue, for the six months ended June 30, 2008. Inclusive of the currency effect, which accounted for a $17.7 million decrease, selling, general and administrative expenses decreased $43.0 million to $95.8 million for the six months ended June 30, 2009 from $138.8 million for the six months ended June 30, 2008.

United States: United States selling, general and administrative expenses decreased $5.3 million to $13.1 million, or 37.5% of net revenue, for six months ended June 30, 2009 from $18.4 million, or 40.3% of net revenue, for the six months ended June 30, 2008. The decrease is attributable to a decrease of $1.9 million in salaries and benefits, a decrease of $1.6 million in advertising expenses, a decrease of $0.5 million in occupancy, a decrease of $0.6 million in general and administrative expenses and a decrease of $0.5 million in sales and marketing expense.

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $5.3 million to $44.6 million, or 34.4% of net revenue, for six months ended June 30, 2009 from $49.9 million, or 36.3% of net revenue, for the six months ended June 30, 2008. The decrease is attributable to a decrease of $3.0 million in salaries and benefits, a decrease of $2.9 million in sales and marketing expenses and a decrease of $0.7 million in advertising expense offset, in part, by an increase in professional fees of $0.7 million and an increase in general and administrative expenses of $0.8 million. Inclusive of the currency effect, which accounted for a $7.2 million decrease, selling, general and administrative expenses decreased $12.5 million to $37.4 million for the six months ended June 30, 2009 from $49.9 million for the six months ended June 30, 2008.

Europe: Europe selling, general and administrative expense, exclusive of the currency effect, decreased $3.0 million to $9.2 million, or 28.5% of net revenue, for the six months ended June 30, 2009 from $12.1 million, or 37.1% of net revenue, for the six months ended June 30, 2008. The decrease is attributable to a decrease of $1.9 million in salaries and benefits, a decrease of $0.6 million in occupancy, a decrease of $0.2 million in advertising expense, and a decrease of $0.2 million in professional expenses. Inclusive of the currency effect, which accounted for a $1.6 million decrease, selling, general and administrative expense decreased $4.6 million to $7.5 million for the six months ended June 30, 2009 from $12.1 million for the six months ended June 30, 2008.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, decreased $11.7 million to $34.4 million, or 23.9% of net revenue, for six months ended June 30, 2009 from $46.1 million, or 30.7% of net revenue, for the six months ended June 30, 2008. The decrease is attributable to a decrease of $3.7 million in salaries and benefits, a decrease of $5.4 million in sales and marketing expense, a decrease of $1.6 million in advertising expenses, a decrease of $0.7 million in general and administrative expenses and a decrease of $0.5 million in professional fees. Inclusive of the currency effect, which accounted for a $8.0 million decrease, selling, general and administrative expense decreased $19.7 million to $26.4 million for the six months ended June 30, 2009 from $46.1 million for the six months ended June 30, 2008.

Wholesale: Wholesale selling, general and administrative expense, exclusive of the currency effect, decreased $0.5 million to $3.8 million, or 3.2% of net revenue, for the six months ended June 30, 2009 from $4.3 million, or 4.7% of net revenue, for the six months ended June 30, 2008. Inclusive of the currency effect, which accounted for a $0.4 million decrease, selling, general and administrative expense decreased $0.9 million to $3.4 million for the six months ended June 30, 2009 from $4.3 million for the six months ended June 30, 2008.

Brazil: Brazil selling, general and administrative expense, exclusive of the currency effect, increased $0.2 million to $1.9 million, or 23.2% of net revenue, for the six months ended June 30, 2009 from $1.7 million, or 35.2% of net revenue, for the six months ended June 30, 2008. Inclusive of the currency effect, which accounted for a $0.4 million decrease, selling, general and administrative expense decreased $0.2 million to $1.5 million for the six months ended June 30, 2009 from $1.7 million for the six months ended June 30, 2008.

Corporate: Corporate selling, general and administrative expense increased $0.3 million to $6.7 million for the six months ended June 30, 2009 from $6.4 million for the six months ended June 30, 2008. The increase is primarily due to an increase in compensation and severance accruals.

Depreciation and amortization expense decreased $3.7 million to $12.3 million for the six months ended June 30, 2009 from $16.1 million for the six months ended June 30, 2008.

Gain on sale or disposal of assets was a $2.5 million gain for the six months ended June 30, 2008. In the six months ended June 30, 2008, we recognized a gain of $0.8 million associated with the sale of certain surplus fiber assets in the US and a gain of $1.8 million associated with a sale of a minority equity investment in a Japanese entity.

Interest expense and accretion on debt discount, net decreased $14.6 million to $13.9 million for the six months ended June 30, 2009 from $28.6 million for the six months ended June 30, 2008. The decrease was mainly attributable to the cessation of interest accruals for the liabilities subject to compromise as a result of the Chapter 11 Cases instituted on March 16, 2009.

Gain on early extinguishment or restructuring of debt was $34.5 million from the six months ended June 30, 2008. In the second quarter 2008, we realized a gain on restructuring of debt of $32.2 million including the expensing of related financing costs. In the first quarter 2008, we made open market debt purchases resulting in a $2.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs, discount and effective interest.

Foreign currency transaction gain increased $11.3 million to $21.1 million for the six months ended June 30, 2009 from $9.8 million for the six months ended June 30, 2008. This gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Reorganization items, net was a $8.3 million gain for the six months ended June 30, 2009. In accordance with SOP No. 90-7, the Company ceased amortization of debt premiums, discounts and deferred financing costs related to the liabilities subject to compromise on the Petition Date. The $3.5 million of unamortized debt premiums and discounts has been written off and recorded as a gain, offset by the expensing of $3.6 million of unamortized deferred financing costs, as an adjustment to the net carrying value of the pre-petition debt, and the incurrence of professional fees regarding the bankruptcy filing. Long term debt was further reduced by $20.5 million of future interest payable that previously had been recorded as a portion of long-term obligations for the 14 1/4% Senior Secured Notes and 5% Exchangeable Senior Notes as the issuance of these notes had been deemed troubled debt restructurings. For further detail concerning past treatment of these troubled debt restructurings, see Note 5—“Long-Term Obligations and Liabilities Subject to Compromise; Liabilities Subject to Compromise—14 1/4% Senior Secured Notes” and “—5% Exchangeable Senior Notes.” Professional fees and other expenses related to the reorganization were $12.1 million for the six months ended June 30, 2009.

Income tax expense increased to $3.9 million for the six months ended June 30, 2009. The expense consists of foreign withholding tax on intercompany interest and royalty fees owed to a United States subsidiary by our Canadian and Australian subsidiaries and charges for uncertain tax positions under FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.”

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

Net cash provided by operating activities was $17.1 million for the six months ended June 30, 2009 as compared to net cash provided by operating activities of $5.3 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, net income, net of non-cash operating activity, provided $27.4 million of cash. In addition, cash was increased by a reduction in accounts receivable of $7.8 million, a reduction in other assets of $2.5 million, an increase in accrued expenses, deferred revenue, other current liabilities and other liabilities, net of $1.3 million and an increase in accrued income tax of $2.1 million. For the six months ended June 30, 2009, we used $12.8 million to reduce our accounts payable, $5.4 million to reduce the accrued interconnection costs, and $1.6 million to reduce our accrued interest. Cash effect of reorganization items was $4.6 million, which includes professional fees paid for reorganization. For the six months ended June 30, 2008, net income, net of non-cash operating activity, provided $21.5 million of cash. In addition, cash was increased by a reduction in prepaid expenses, other current assets and other assets of $12.1 million and an increase in accrued interconnection costs of $3.2 million. For the six months ended June 30, 2008, we used $6.4 million to increase our accounts receivable, $16.6 million to reduce our accounts payable, $0.9 million to reduce our accrued interest, $4.5 million to reduce our accrued income taxes and $3.2 million to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities.

Net cash used in investing activities was $5.6 million for the six months ended June 30, 2009 compared to $12.0 million for the six months ended June 30, 2008. Net cash used in investing activities during the six months ended June 30, 2009 included $5.7 million of capital expenditures, $0.2 million for a business acquisition in Australia and $0.1 million increase in restricted cash, offset by $0.2 million net cash proceeds from the sale of a Japanese retail business and $0.2 million from the disposition of network assets. Net cash used in investing activities was $12.0 million for the six months ended June 30, 2008. Net cash used in investing activities during the six months ended June 30, 2008 included $14.6 million of capital expenditures offset by $1.7 million net cash proceeds from the disposition of a minority equity investment in Japan and $0.8 million from the disposition of surplus fiber assets.

Net cash used in financing activities was $8.3 million for the six months ended June 30, 2009 as compared to $19.5 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, $5.5 million was used to reduce our Canadian Credit Facility, $0.5 million was used to reduce the principal amount of the Term Loan, and $2.3 million was used to reduce the principal amounts outstanding on capital leases, leased fiber capacity, financing facilities and other long-term obligations. Net cash used in financing activities was $19.5 million for the six months ended June 30, 2008. During the six months ended June 30, 2008, $11.2 million was used to purchase and retire $0.8 million principal amount of our 12 3/4% Senior Notes and $13.8 million principal amount of our Step Up Convertible Subordinated Debentures. We also used $8.3 million for debt exchanges and principal payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

The Chapter 11 Cases were preceded by severe downturns in global economic conditions and contraction of capital markets beginning in mid-year 2008, as well as the significant exchange rate appreciation of the United States dollar during the second half of 2008, which impaired our ability to strengthen the balance sheet opportunistically and improve cash flows through potential refinancing and equity capital infusions. Further, such conditions made the sale of non-strategic assets and businesses to generate enhanced liquidity difficult to complete on acceptable terms or at all. Additionally, given that the preponderance of our holding company obligations are in United States dollars, the sharp strengthening of the United States dollar as compared to other foreign currencies during the second half of 2008 added further strain on our liquidity position with payments from our foreign operating subsidiaries yielding less United States dollars.

Notwithstanding confirmation of the Plan, we expect to continue to have significant debt service obligations on a long-term basis. Cash flows from operations are not anticipated to be sufficient to make the balloon payments on the remaining outstanding principal of the Senior Secured Tem Loan Facility and the Canadian Credit Facility due February and May 2011, respectively; therefore, we expect to seek external financing prior to that date. There can be no assurance we will be successful in these efforts to consummate timely any such transactions or at all or to obtain any such financing on acceptable terms or at all, especially in consideration of the state of the current global economic and credit situation. We may be subject to additional covenants and limitations in levels of debt and debt transactions. If we are successful in raising additional financing or issuing our securities in exchange for or extension of debt, securities comprising a significant percentage of our diluted equity capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change or prove inaccurate, including those with respect to our debt levels, currency exchange rates, competitive developments, developments affecting our network or product initiatives, services, operations or cash from operating activities, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected. In such circumstances, there can be no assurance we will be successful in these efforts to obtain new capital or debt financing at acceptable terms or to exchange or to extend debt. Also there can be no assurance that changes in assumptions or conditions, including those referenced herein and under “Part II. Item 1A. Risk Factors,” and “—Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity.

As of June 30, 2009, we have $39.1 million in future minimum purchase obligations, $56.2 million in future operating lease payments and $256.3 million of indebtedness that are not subject to compromise. At June 30, 2009, approximately $89.0 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN No. 48; however, we are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below. Included in the unrecognized tax benefits not included in the table below, we have recorded a liability for potential penalties and interest of $0.1 million for the quarter ended June 30, 2009.

Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with SOP No. 90-7, these liabilities are adjusted to the amount of the allowed claim by the court and are classified as liabilities subject to compromise in the Consolidated Condensed Balance Sheet as of June 30, 2009, which are different than the prepetition amounts originally recorded on the financial statements due to certain debt premiums, discounts and future interest payments recorded as long-term obligations that were written off subsequent to the filing of the Chapter 11 Cases. Payment terms for the amounts classified as subject to compromise were established in connection with the confirmation of the Plan. Liabilities subject to compromise are classified separately from long-term obligations and current liabilities. A substantial portion of our debt as of June 30, 2009 has been classified as liability subject to compromise due to the default provisions triggered by the bankruptcy filings, the following table reflects the contractual payments of principal and interest that existed prior to the bankruptcy filings and that are not liabilities subject to compromise:

Year Ending December 31,	Vendor Financing and Other	Senior Secured Term Loan Facility (1)	Canadian Credit Facility (2)	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2009 (as of June 30, 2009)	$1,888	$7,694	$4,011	$15,888	$8,660	$38,141
2010	5,151	16,767	7,685	16,659	13,724	59,986
2011	1,068	89,713	21,036	3,998	10,186	126,001
2012	257	—	—	2,572	8,559	11,388
2013	64	—	—	—	6,038	6,102
Thereafter	33	—	—	—	9,075	9,108

Total Minimum Principal & Interest Payments	8,461	114,174	32,732	39,117	56,242	250,726
Less: Amount Representing Interest	(874)	(18,424)	(3,232)	—	—	(22,530)

Total Long-Term Obligations	$7,587	$95,750	$29,500	$39,117	$56,242	$228,196

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 12.0%, according to the Term Loan Modification Term Sheet. This loan is classified as a current portion of long-term obligations due to acceleration as a result of the Bankruptcy.
(2)	For preparation of this table, we have assumed the interest rate of the Canadian Credit Facility to be 7.0%.

In connection with the Company’s emergence from bankruptcy on July 1, 2009, the obligations reflected in the table above will continue as presented and also will include $123.5 million in IHC’s Senior Secured Subordinated Notes as presented in the table of contractual obligations in Note 1—“Proceedings Under Chapter 11 of the Bankruptcy Code.” The prior principal amount of Senior Secured Subordinated Notes are classified as liabilities subject to compromise as of June 30, 2009.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $15.9 million, $16.7 million, $4.0 million, and $2.6 million remaining in 2009, 2010, 2011 and 2012, respectively.

The filing of the Chapter 11 Cases on March 16, 2009 described in this filing constituted an event of default that triggered repayment obligations under a number of debt instruments. As a result of the event of default, all obligations under the affected debt agreements became automatically and immediately due and payable. Additionally, the filing of the Chapter 11 Cases constituted an event of default through a cross default provision of the Canadian Credit Facility; however a waiver of that default provision was obtained from the lender. Certain other vendor and capital lease obligations are not in default because they are held in operating companies that were not part of the bankruptcy filings. We believe that any efforts to enforce the payment obligations under the defaulted debt agreements are stayed as a result of the filing of such Chapter 11 Cases in the Bankruptcy Court (subject to certain exceptions contemplated by the Term Loan Modification Term Sheet, following Bankruptcy Court approval).

The filing of the Chapter 11 Cases did not create a need to seek debtor-in-possession financing due to the fact that substantially all business expenses are handled at the Operating Subsidiary level and were not affected by the filings. Thus, our Operating Subsidiaries were unaffected by, and were not part of, the Plan and continued to manage and to operate their businesses without interruption. Employees, customers, suppliers and partners of these Operating Subsidiaries were unaffected during the filing of the Chapter 11 Cases. The Operating Subsidiaries, as well as the Debtors, had adequate cash available to support their operations while the Debtors were seeking Bankruptcy Court confirmation of the Plan.

Newly Adopted Accounting Principles

Effective April 1, 2009, we adopted SFAS No. 165, “Subsequent Events”. SFAS 165 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. SFAS No. 165 also requires disclosure of the date through which subsequent events are evaluated by management. The adoption did not have a material effect on our results of operations, financial position or cash flows. Management has evaluated subsequent events through August 13, 2009, for this quarterly report on Form 10-Q, for the quarter ended June 30, 2009.

Effective January 1, 2009, we adopted FSP No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. 14-1 requires issuers of convertible debt securities to separate securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. 14-1 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The adoption did not have a material effect on our results of operations, financial position or cash flows.

Effective January 1, 2009, we adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. The adoption did not have a material effect on our results of operations, financial position or cash flows.

Effective January 1, 2009, we adopted SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The adoption did not have a material effect on our results of operations, financial position or cash flows.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 1” and FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157.” The provisions of SFAS No. 157, “Fair Value Measurements”, which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, where adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have a material impact on our financial statements. FSP 157-1 and FSP 157-2 collectively delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until financial years beginning after November 15, 2008, and changed the scope of SFAS No. 157. On January 1, 2009, we adopted the provisions of SFAS No. 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The provisions adopted in the first quarter 2009 did not have an impact on our financial statements as we did not have any fair value measurements of nonfinancial assets and liabilities as of June 30, 2009.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The provisions of SFAS No. 168 will be applied prospectively beginning in the third quarter of 2009. We anticipate that the adoption of this standard will not have a material impact on our results of operations, financial position and cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)”, which amends the definition of the primary beneficiary of a variable interest entity and will require the Company to assess each reporting period if any of the Company’s variable interests give it a controlling financial interest in the applicable variable interest entity. The provisions of SFAS No. 167 will become effective for financial statements issued for fiscal years and interim periods begin after November 15, 2009. We are currently evaluating the impact the provisions of SFAS No. 167 on our financial statements.

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

•	post-restructuring financial condition, financing requirements, prospects and cash flow;

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

Factors and risks that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward looking statements include those set forth in “Risk Factors” as well as, without limitation:

•	the occurrence of a default or event of default under the Term Loan or other financing agreement;

•	customer, vendor, carrier and third-party responses to Plan confirmation;

•	changes in business conditions causing changes in the business direction and strategy by management;

•	heightened competitive pricing and bundling pressures in the markets in which we operate;

•	the ability to service substantial indebtedness;

•	accelerated decrease in minutes of use on wireline phones;

•	fluctuations in the exchange rates of currencies, particularly of the USD relative to foreign currencies of the countries where we conduct our foreign operations;

•	adverse interest rate developments affecting our variable interest rate debt;

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

•

adverse regulatory rulings or actions affecting our operations, including the imposition of taxes and fees, the imposition of obligations upon VOIP providers to provide enhanced 911 (E911) services and restricting access to broadband networks owned and operated by others, including the development of a national broadband network in Australia; and

•

elimination of or limitation of a substantial amount or all of our United States or foreign operating loss carryforwards due to confirmation of the plan of reorganization, effective as of July 1, 2009.

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

Foreign currency can have a major impact on our financial results. Currently about 80% of our net revenue was derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Credit Facility and an interest rate swap. Despite the counterparty to the interest rate swap agreement entering bankruptcy in October 2008, management did not believe that breach or event of default had occurred in relation to the Canadian Credit Agreement. As of March 10, 2009, under the Waiver and Amendment Agreement described in Item 1 under caption “Canadian Credit Facility”, the Lenders under the Canadian Credit Facility waived any such possible breach or event of default. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months and six months ended June 30, 2009, as compared to the three months and six months ended June 30, 2008, the USD was stronger on average as compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (4)%, (8)%, 37% and (2)% in local currency compared to the three months ended June 30, 2008, but increased (decreased) (23)%, (20)%, 8% and (15)% in USD, respectively. Our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (4)%, (6)%, 65% and 2% in local currency compared to the six months ended June 30, 2008, but increased (decreased) (26)%, (21)%, 24% and (11)% in USD, respectively

Interest rates—The 14 1/4% Senior Subordinated Secured Notes are at a fixed interest rate. However, the Term Loan is at a variable rate of LIBOR plus 9.00% with a LIBOR floor of 3.00%, and the Canadian Credit Facility is at a variable rate LIBOR plus 4.75% with a LIBOR floor of 2.50%. We are exposed to interest rate risk as debt refinancing may be required. Our primary exposure to market risk stems from fluctuations in interest rates.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the six months ended June 30, 2009 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior secured term loan, Canadian Credit Facility, leased fiber capacity, and other long-term obligations in effect at June 30, 2009. This table only represents liabilities that are not subject to compromise (see Note 5—“Long-Term Obligations and Liabilities Subject to Compromise”).

	Year of Maturity
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Fixed Rate	$1,507	$4,753	$988	$246	$61	$32	$7,587	$7,587
Average Interest Rate	9.4%	11.9%	10.9%	8.7%	5.6%	4.0%	11.1%
Variable Rate	$4,850	$11,600	$108,800	$—	$—	$—	$125,250	$111,366
Average Interest Rate	8.9%	9.4%	11.1%	0.0%	0.0%	0.0%	10.8%

ITEM 4.	CONTROLS AND PROCEDURES

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

As part of our compliance efforts relative to Section 404 of Sarbanes-Oxley Act of 2002, management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment, management identified a material weakness in our internal control over accounting for income taxes. The material weakness in internal control related to a lack of documentation and insufficient historical analysis, primarily caused by turnover in the role of Corporate Tax Director. This material weakness was first identified as of December 31, 2006. The turnover of the Corporate Tax Director position led to a knowledge gap with respect to historical issues and conclusions and severely hampered our remediation efforts. These deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by our internal control over financial reporting.

Changes in Internal Control.

Our Principal Executive Officer and our Principal Financial Officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected or is reasonably likely to affect materially, our internal control over financial reporting, except for the item noted below.

Our income tax accounting has significant complexity due to our business being property and equipment intensive, our varied types of refinancing and debt transactions, the significant number of foreign subsidiary legal entities and various tax planning strategies. To address this complexity, on May 27, 2009, we re-hired our former Corporate Tax Director to provide oversight of the domestic, foreign and consolidated income tax responsibilities and on July 6, 2009 a new Manager of Taxation in our Canadian operating unit. Our Corporate Tax Director originally held this position from October 1, 2007 – September 5, 2008. In addition, we utilized third party tax advisors both to assist in the administrative and consolidation duties of preparing the income tax provision and disclosures and also to advise on matters beyond our in-house expertise. We believe that the personnel hired have the appropriate knowledge, experience and skills to implement and maintain the proper controls over accounting for income taxes.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal Proceedings Related to the Chapter 11 Cases

On March 16, 2009, each of Group, Holding, PTII and IHC filed Chapter 11 Cases in the United States Bankruptcy Court for the District of Delaware for reorganization relief under Chapter 11 of the Bankruptcy Code. Subsequently, the Debtors sought and received an order directing joint administration of the Debtors’ Chapter 11 Cases under the caption, In re: Primus Telecommunications Group, Incorporated, et al., Debtors Case No. 09-10867. On April 24, 2009, an unsecured creditors’ committee was appointed by the United States Trustee. On April 27, 2009, the Bankruptcy Court approved the use of the Debtor’s Disclosure Statement which attached thereto the Plan, to solicit votes for the Plan and set a Plan confirmation hearing date for June 12, 2009. The Plan was confirmed before the Bankruptcy Court on June 12, 2009 and became effective on July 1, 2009. (see Note 1—“Proceedings Under Chapter 11 of The Bankruptcy Code”).

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

BANKRUPTCY RELATED CONSIDERATIONS AND UNCERTAINTIES

The recent tightening of the global credit markets, deterioration of the global economy and the significant strengthening of the U.S. dollar relative to the local currencies of our major operating units (i.e., units contributing about 80% of our 2009 first two quarters revenues) have produced material uncertainties concerning our future operating results and our ability to improve our liquidity position, to consummate asset sales, to refinance or to extend our debt with 2009 or subsequent near-term maturities, and to raise additional capital, thereby creating increased uncertainty concerning our ability to meet future payment obligations. As a result of these factors and the significant indebtedness of Group, Holding, IHC and PTII, the Plan has been filed for such entities seeking reorganization through the Chapter 11 Cases. The Plan was confirmed before the Bankruptcy Court on June 12, 2009 and became effective on July 1, 2009.

See also information under Note 1 and Note 5 of the Consolidated Condensed Financial Statements presented in Part 1 herein, under “Item 2. MD&A—Voluntary Reorganization Under Chapter 11,” “—Liquidity and Capital Resources—Short- and Long-Term Liquidity Considerations and Risks,” and “—Special Note Regarding Forward Looking Statements,” and in these Risk Factors.

The change of control to be produced by the Reorganization of the Debtors will result in a substantial limitation on or loss of our net operating losses for U.S. federal income tax purposes.

Our issuance of new common stock, warrants and CVRs through the Reorganization, along with the cancellation of existing equity interests of Group, has caused us to undergo an ownership change upon emergence from Chapter 11. As a result, Section 382 of the U.S. Internal Revenue Code (“IRC”) will limit our use of U.S. consolidated net operating losses upon emergence, and our ability to use other carryforwards and tax credits may be limited. The annual limitation imposed by the particular provision of Section 382 of the IRC that we expect to apply to our ownership change generally equals the product of (i) the fair market value of the net equity value of our stock at the time of the ownership change, taking into account the increase in value of the corporation as a result of the surrender or cancellation of creditor’s claims in the transaction (rather than the value without taking into account such increases, as is the case under the general rule for non-bankruptcy ownership changes) multiplied by (ii) the long-term tax exempt rate in effect for the month in which the ownership change occurs. The long-term tax-exempt rate is published monthly by the IRS and is intended to reflect current interest rates on long-term tax-exempt debt obligations. Accordingly, under this rule, the Section 382 limitation would generally reflect the increase in the value of our new stock resulting from the conversion of debt to equity in the Chapter 11 Cases. Section 382 of the IRC applies a similar limitation to a capital loss carryforward and tax credits. As a result of our emergence from Chapter 11, our use of our U.S. net operating losses ($73 million as of December 31, 2008) is expected to be substantially limited or eliminated.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Material strengthening of the United States dollar against foreign currencies reduces the yield in United States dollars generated from payments from our foreign operating subsidiaries and may adversely affect our ability to service our debt.

Our largest operating subsidiaries generate Canadian and Australian dollars. Payments to United States parent entities from these foreign operating subsidiaries are reduced by the material strengthening of the United States dollar, as the yield in United States dollars is reduced. From June 30, 2008 through December 31, 2008, the Canadian and Australian dollars declined by 17% and 28%, respectively, relative to the United States dollar, and this has had a material adverse impact on amounts of United States dollars transferred to United States parent entities. Conversely, from December 31, 2008 to June 30, 2009 the Canadian and Australian dollars have had a material positive impact. These payments are a substantial source for servicing our significant debt obligations at the United States parent entity levels, as well as a source for making principal payments. Most of our debt is denominated in United States dollars. A reduced yield adversely affects our ability to service or pay off our debt. This, therefore, has a material adverse effect on our ability to service timely our consolidated indebtedness and obligations.

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

A significant portion of our net revenue (about 80% for the six months ended June 30, 2009) is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the following exchange rates: USD/AUD, USD/CAD, USD/GBP, and USD/EUR. See “Quantitative and Qualitative Disclosures about Market Risk.” Due to the large percentage of our operations conducted outside of the United States, strengthening of the USD relative to one or more of the foregoing currencies could have an adverse impact on future results of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Credit Facility and an interest rate swap. Despite the counterparty to the forward currency and interest rate swap agreement entering bankruptcy in October 2008, management did not believe that breach or event of default had occurred in relation to the Canadian Credit Agreement. As of March 10, 2009, under the Waiver and Amendment Agreement described above, the Lenders under the Canadian Credit Facility waived any such possible breach or event of default. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulate other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006, 2007 and 2008, which condition still existed at June 30, 2009, due to the material weakness that existed in our internal control over accounting for income taxes. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods as a result of existing or newly identified material weaknesses in internal control over financial reporting.

In performing an internal control assessment at the end of 2006, our management identified a material weakness in our internal control over financial reporting, which condition still existed at June 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weakness identified by our management, see “Part I, Item 4” herein, and “Item 9A. Controls and Procedures” of our 2008 Form 10-K. To address the material weakness, we performed additional analysis and other post-closing procedures in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles. The weakness in internal control over accounting for income taxes could be magnified by the complete or substantial loss of net operating losses for U.S. federal income tax purposes through the effectiveness of the plan of reorganization. See “—Bankruptcy Related Considerations and Uncertainties.” These additional procedures were costly, time consuming and required us to dedicate a significant amount of resources, including the time and attention of our senior management, toward the correction of these problems. Performing these additional procedures in the future could cause delays in the filing of our periodic and annual reports to the SEC.

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

In June 2005, the FCC adopted new rules requiring VOIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers by November 2005. LINGO, a subsidiary of ours which sells such interconnected VOIP services, was unable, like many interconnected VOIP providers in the industry, to meet this deadline for all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service, and the FCC has not yet addressed our waiver petition. As of August 6, 2009, approximately 99% of our LINGO customers were equipped with E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties, and/or cease and desist orders prohibiting LINGO from providing service on the federal and state levels. However, at this time, management has determined the likelihood of incurring such fines or penalties to be remote.

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

Our results of operations may be adversely affected or our retail prices may rise due to increased regulation or the imposition of additional regulatory taxes, fees and surcharges.

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

The rates we pay to underlying telecommunications carriers may increase which may reduce our profitability or increase the retail price of our service.

The FCC is considering reform of the methodology that regulated carriers use to determine the appropriate payments for the exchange of traffic that is necessary to complete telephone calls to the traditional telephone network. The FCC could adopt an order where interconnected VoIP providers, like us, are subject to increased rates when regulated carriers receive our traffic. In the event that the FCC adopts such an order, the rates we pay to regulated carriers to access the traditional telephone network could increase that may result in us increasing the retail price of our service, which may make us less competitive in the communications marketplace, or reduce our profitability. We cannot predict the outcome of this proceeding.

The FCC has adopted new rules that will require us to transfer telephone numbers in a shorter timeframe which could reduce our profitability or increase the retail price of our service and if we cannot comply we may be subject to enforcement actions.

Earlier in 2009, the Commission released another order that reduces the amount of time that interconnected VoIP providers, like us, and regulated telecommunications carrier have to transfer a telephone number to a new provider either when obtaining a new customer or losing a customer to another communications provider. While the order is current effective, the rules will not become applicable to us until at least March, 2010. In order to comply with the FCC’s new rules, we will likely have to implement new procedures and we may have to increase staffing levels. Should this occur we may need to increase the price of our retail service offering, that may make us less competitive with other providers of communications services, or we may experience reduced profitability. Should we not be able to comply with the order we may be subject to fines, penalties, or cease and desist orders. At this time, we cannot accurately predict the full impact of this order on our business as the industry is still developing the technical standards that will govern the new expedited number transfer procedures.

The FCC may adopt a new contribution methodology for federal universal service fund that may reduce our profitability or increase the price consumers pay for our service.

AT&T filed a “Petition for Immediate Commission Action” on July 10, 2009, requesting that the FCC adopt a new mechanism for calculating federal universal service fund contribution that would be applicable to all contributors, including us. The proposal is that contributors use “assessable telephone numbers” as the basis for determining their contribution obligation rather than interstate and international revenues. We cannot predict whether the FCC will adopt this or some other contribution methodology nor can we predict the potential impact on our business at this time. But should a revised contribution increase our contribution obligation we may need to either raise the total amount of our consumers bills, potentially making us less competitive with other providers of communications services, or reduce our profit margins.

The FCC may allow states to subject our service to state universal service fund obligations.

Currently, three states attempt to require nomadic interconnected VoIP providers, like us, to contribute to state universal service funds. One state, Nebraska, engaged in litigation with a provider of interconnected VoIP services similar to ours. The U.S. District Court for Nebraska issued a preliminary injunction on March 3, 2008, finding that the Nebraska Public Service Commission did not have jurisdiction to require universal service fund contributions from nomadic interconnected VoIP providers. A panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling on May 1, 2009. Subsequently, the Nebraska Public Service Commission requested a rehearing that the Court denied on June 5, 2009. On the basis of this litigation, we do not believe that existing law allows states to subject us to state universal service fund contribution obligations.

On July 16, 2009, Kansas and Nebraska filed petition with the FCC requesting a declaratory ruling that states are not preempted from requiring nomadic interconnected VoIP providers to contribute to state universal service funds. The petition also seeks a retroactive ruling finding that states have been able to collect such contributions for a time period that is not clearly defined in the petition. At this time, we cannot predict the outcome of this proceeding nor its impact on our business. If we become subject to 50 state universal service fund contributions, we will either have to raise the cost of our service or we will have to reduce our profit margins. The retroactive element of the petition is not clearly defined by the joint petitioners so we cannot assess its potential impact on our business at this time. However if the FCC limits the rulings to Kansas and Nebraska, we do not believe our potential liability is material.

The applicability of taxes to our services will increase the cost of our services to consumers decreasing our competitive price advantage and we may be subject to liabilities for past taxes, surcharges, fees, penalties and interest.

We currently do not collect or remit state or municipal taxes, fees or surcharges on the retail charges we collect from our customers, except where we have determined we are required to based on tax law. In some jurisdictions we also did not collect and remit 9-1-1 surcharges. In some instances, we have received inquiries or demands from state and municipalities for taxes, fees or surcharges, including, in some instances, 9-1-1 fees. Depending on the state, statute or municipal code, we have maintained that these taxes, fees, or surcharges, including 9-1-1 fees, do not apply to us but recent changes in the law, at the federal, state and local level, may change our legal obligations. Accordingly, some taxes, fees or surcharges, including 9-1-1 fees, could apply to us retroactively and we could also be subject to penalties and interest.

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

As of June 30, 2009, we had an accumulated deficit of $(1,060.5) million. We incurred net losses of $(10.6) million in 2004, $(149.2) million in 2005, $(238.0) million in 2006 and $(25.0) million in 2008. During the year ended December 31, 2007, we recognized net income of $15.7 million, of which $32.7 million was related to the positive impact of foreign currency transaction gains. Even with the successful reduction in indebtedness through the Plan, future losses may continue. Moreover, it is possible that adverse customer or supplier reaction to our Reorganization may have an adverse effect on our results of operations in future periods than any interest expense reduction associated with such Reorganization. We cannot assure that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We primarily connect our customers’ telephone calls and data/Internet needs through transmission lines that we lease under a variety of arrangements with other facilities-based long distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate or terminate, for a variety of reasons including but not limited to our reorganization under the Plan, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations, financial condition, and cash flows.

Uncertainties and risks associated with international markets and regulatory requirements could adversely impact our international operations.

We have significant international operations and, for the six months ended June 30, 2009, derived about 80% of our net revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers are likely to control access to, and pricing of, the local networks; enjoy better brand recognition and brand and customer loyalty; generally offer a wider range of product and services; and have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to obtain the permits and operating licenses required for us to operate; obtain access to local transmission facilities on economically acceptable terms; or market services in international markets.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with consummation of the Plan, we issued equity securities that are described under Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations; Voluntary Reorganization Under Chapter 11, and such description is incorporated herein by reference. Such securities were issued without registration under the Securities Act of 1933 pursuant to an exemption from registration contained in Section 1145 of the Bankruptcy Code, on the basis that such securities were issued principally in exchange for claims in the Chapter 11 Cases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits (see index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: August 13, 2009	By:	/s/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors, as filed by the Debtors with the Bankruptcy Court on June 12, 2009.

3.1**	Second Amended and Restated Certificate of Incorporation of Primus Telecommunications Group, Incorporated

3.2**	Amended and Restated By-Laws of Primus Telecommunications Group, Incorporated

4.1***	Class A Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent

4.2***	Class B Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent

4.3***	Contingent Value Rights Distribution Agreement of Primus Telecommunications Group, Incorporated

10.1***	Supplemental Indenture, dated as of July 1, 2009, by and among Primus Telecommunications IHC, Inc., the Guarantors thereto and U.S. Bank National Association, as Trustee

10.2***	First Amendment, dated as of July 1, 2009, to Intercreditor Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., U.S. Bank National Association and The Bank of New York Mellon

10.3***	First Amendment, dated as of July 1, 2009, to Collateral Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., U.S. Bank National Association and the Grantors party thereto

10.4***	Assumption Agreement, dated as of July 1, 2009, by Primus Telecommunications Group, Incorporated and Primus Telecommunications Holding, Inc., in favor of U.S. Bank National Association, as collateral agent under the Collateral Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., U.S. Bank National Association and the other Grantors party thereto

10.5***	Third Amendment, dated as of July 1, 2009, to the Term Loan Agreement, dated as of February 18, 2005, among Primus Telecommunications Group Incorporated, Primus Telecommunications Holding, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Commercial Paper, Inc., acting through one or more of its branches as the Administrative Agent and The Bank of New York Mellon, as the successor Administrative Agent

10.6***	Separation Agreement by and between John F. DePodesta and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.7***	Separation Agreement by and between Thomas R. Kloster and Primus Telecommunications, Inc., dated as of July 1, 2009

10.8***	Primus Telecommunications Group, Incorporated Management Compensation Plan

10.9***	Form of Restricted Stock Unit Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.10***	Form of Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.11***	Form of Performance Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

Exhibit Number	Description

10.12****	Waiver and Amendment Agreement, dated March 10, 2009, to Senior Secured Credit Agreement dated as of March 27, 2007, as amended among Primus Telecommunications Canada, Inc. as Borrower, 3082833 Nova Scotia Company, as an Obligor, Guggenheim Corporate Funding, LLC, as administrative agent and collateral agent, and the Lenders from time to time parties thereto.

31	Certifications.

32	Certification.*****

*	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on June 15, 2009.
**	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed with the Commission on July 1, 2009.
***	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on July 1, 2009.
****	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on March 16, 2009.
*****	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.