Form 10-Q
period 2009-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2009-11-16
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2009
Common Stock $0.001 par value	9,600,000

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2009	July 1, 2009	Three Months Ended September 30, 2008
NET REVENUE	$207,947	$—	$231,256
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	136,076	—	149,834
Selling, general and administrative	51,139	—	69,511
Depreciation and amortization	20,029	—	9,351
(Gain) loss on sale or disposal of assets	83	—	(4,576)

Total operating expenses	207,327	—	224,120

INCOME FROM OPERATIONS	620	—	7,136
INTEREST EXPENSE	(8,763)	—	(12,810)
ACCRETION ON DEBT DISCOUNT, net	—	—	269
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	—	121
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	(4,066)	—	(1,032)
FOREIGN CURRENCY TRANSACTION LOSS	(4,447)	—	(23,045)

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(16,656)	—	(29,361)
REORGANIZATION ITEMS, net	(307)	431,797	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(16,963)	431,797	(29,361)
INCOME TAX BENEFIT (EXPENSE)	2,085	—	(1,489)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(14,878)	431,797	(30,850)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(436)
LOSS FROM SALE OF DISCONTINUED OPERATIONS, net of tax	(110)	—	—

NET INCOME (LOSS)	(14,988)	431,797	(31,286)
Less: Net income attributable to the noncontrolling interest	(210)	—	(1,934)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(15,198)	$431,797	$(33,220)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.57)	$3.03	$(0.23)
Loss from discontinued operations	—	—	—
Loss from sale of discontinued operations	(0.01)	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.58)	$3.03	$(0.23)

DILUTED LOSS PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.57)	$2.49	$(0.23)
Loss from discontinued operations	—	—	—
Loss from sale of discontinued operations	(0.01)	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.58)	$2.49	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,600	142,695	142,633

Diluted	9,600	173,117	142,633

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(15,088)	$431,797	$(32,784)
Loss from discontinued operations	—	—	(436)
Loss from sale of discontinued operations	(110)	—	—

Net income (loss)	$(15,198)	$431,797	$(33,220)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009	Nine Months Ended September 30, 2008
NET REVENUE	$207,947	$391,216	$692,587
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	136,076	255,288	433,813
Selling, general and administrative	51,139	95,836	208,338
Depreciation and amortization	20,029	12,346	25,401
(Gain) loss on sale or disposal of assets	83	(43)	(7,041)

Total operating expenses	207,327	363,427	660,511

INCOME FROM OPERATIONS	620	27,789	32,076
INTEREST EXPENSE	(8,763)	(14,135)	(41,557)
ACCRETION ON DEBT DISCOUNT, net	—	189	456
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	—	34,608
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	(4,066)	396	2,157
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(4,447)	21,121	(13,204)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(16,656)	35,360	14,536
REORGANIZATION ITEMS, net	(307)	440,094	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(16,963)	475,454	14,536
INCOME TAX BENEFIT (EXPENSE)	2,085	(3,907)	(1,527)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(14,878)	471,547	13,009
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(676)	(502)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	(110)	251	—

NET INCOME (LOSS)	(14,988)	471,122	12,507
Less: Net (income) loss attributable to the noncontrolling interest	(210)	32	(2,202)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(15,198)	$471,154	$10,305

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.57)	$3.30	$0.07
Loss from discontinued operations	—	—	—
Loss from sale of discontinued operations	(0.01)	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.58)	$3.30	$0.07

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.57)	$2.72	$0.06
Loss from discontinued operations	—	—	—
Loss from sale of discontinued operations	(0.01)	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.58)	$2.72	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,600	142,695	142,633

Diluted	9,600	173,117	176,138

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(15,088)	$471,579	$10,807
Loss from discontinued operations	—	(676)	(502)
Gain (loss) from sale of discontinued operations	(110)	251	—

Net income (loss)	$(15,198)	$471,154	$10,305

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	Successor	Predecessor
	September 30, 2009	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$41,850	$37,000
Accounts receivable (net of allowance for doubtful accounts receivable of $8,210 and $9,710)	92,580	99,483
Prepaid expenses and other current assets	15,665	15,846

Total current assets	150,095	152,329
RESTRICTED CASH	10,177	8,133
PROPERTY AND EQUIPMENT—Net	152,028	112,152
GOODWILL	61,086	32,688
OTHER INTANGIBLE ASSETS—Net	187,552	746
OTHER ASSETS	22,130	24,396

TOTAL ASSETS	$583,068	$330,444

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$43,087	$58,671
Accrued interconnection costs	43,468	41,422
Deferred revenue	13,686	13,303
Accrued expenses and other current liabilities	49,237	42,440
Accrued income taxes	17,601	18,213
Accrued interest	4,429	10,248
Current portion of long-term obligations	15,442	564,797

Total current liabilities	186,950	749,094
LONG-TERM OBLIGATIONS	237,119	40,040
DEFERRED INCOME TAXES	58,866	—
OTHER LIABILITIES	6,786	35

Total liabilities	489,721	789,169
COMMITMENTS AND CONTINGENCIES (See Note 8.)

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Equity (Deficit):
Predecessor Preferred stock: Not Designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Predecessor Common stock, $0.01 par value—300,000,000 shares authorized; 142,695,390 shares issued and outstanding	—	1,427
Successor Preferred stock, $0.001 par value—20,000,000 shares authorized; none issued or outstanding	—	—
Successor Common stock, $0.001 par value—80,000,000 shares authorized; 9,600,000 shares issued or outstanding	10	—
Additional paid-in capital	84,690	718,956
Accumulated deficit	(15,198)	(1,099,809)
Accumulated other comprehensive income (loss)	20,515	(82,113)

Total Primus Telecommunications Group, Incorporated stockholders’ equity (deficit)	90,017	(461,539)

Noncontrolling interest	3,330	2,814

Total stockholders’ equity (deficit)	93,347	(458,725)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$583,068	$330,444

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009	Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,988)	$471,122	$12,507
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	307	(440,094)	—
Provision for doubtful accounts receivable	2,593	5,140	8,945
Stock compensation expense	308	27	199
Depreciation and amortization	20,029	12,346	25,407
(Gain) loss on sale or disposal of assets	193	(294)	(7,041)
Accretion of debt discount	—	(189)	(456)
Deferred income taxes	—	—	3,201
Gain on early extinguishment or restructuring of debt	—	—	(34,608)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	3,233	(20,702)	13,587
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	2,634	7,798	(12,276)
Decrease in prepaid expenses and other current assets	2,150	461	8,861
(Increase) decrease in other assets	(3,339)	2,454	1,428
Decrease in accounts payable	(9,949)	(12,794)	(7,237)
Increase (decrease) in accrued interconnection costs	3,719	(5,361)	(4,473)
Increase in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	5,426	1,313	845
Increase (decrease) in accrued income taxes	(3,734)	2,113	(3,503)
Increase (decrease) in accrued interest	4,410	(1,600)	(691)

Net cash provided by operating activities before cash reorganization items	12,992	21,740	4,695
Cash effect of reorganization items	(6,121)	(4,595)	—

Net cash provided by operating activities	6,871	17,145	4,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,886)	(5,660)	(20,756)
Sale of property and equipment	12	179	5,741
Cash from disposition of business, net of cash disposed	(110)	232	1,676
Cash used in business acquisitions, net of cash acquired	—	(199)	(583)
(Increase) decrease in restricted cash	17	(146)	(100)

Net cash used in investing activities	(3,967)	(5,594)	(14,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	—	—	(11,217)
Principal payments on long-term obligations	(4,598)	(8,292)	(10,536)

Net cash used in financing activities	(4,598)	(8,292)	(21,753)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,083	1,202	(2,572)

NET CHANGE IN CASH AND CASH EQUIVALENTS	389	4,461	(33,652)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,461	37,000	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,850	$41,461	$47,630

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,977	$14,909	$40,533
Cash paid for taxes	$2,810	$962	$1,133
Non-cash investing and financing activities:
Capital lease additions	$321	$1,882	$364
Settlement of outstanding debt with issuance of new senior secured debt	$—	$—	$(133,159)
Issuance of new senior secured debt in exchange for outstanding debt	$—	$—	$88,794
Business acquisition financed with note payable	$—	$—	$247

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2009	July 1, 2009	Three Months Ended September 30, 2008
NET INCOME (LOSS)	$(14,988)	$431,797	$(31,286)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	20,704	—	6,302
Fresh-start adjustment	—	89,216	—

COMPREHENSIVE INCOME (LOSS)	5,716	521,013	(24,984)
Less: Comprehensive income attributable to the noncontrolling interest	(399)	—	(1,857)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$5,317	$521,013	$(26,841)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009	Nine Months Ended September 30, 2008
NET INCOME (LOSS)	$(14,988)	$471,122	$12,507

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	20,704	(6,954)	2,229
Fresh-start adjustment	—	89,216	—

COMPREHENSIVE INCOME	5,716	553,384	14,736
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(399)	(118)	2,100

COMPREHENSIVE INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$5,317	$553,266	$16,836

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

Voluntary Reorganization under Chapter 11— On March 16, 2009, Primus Telecommunications Group, Incorporated (“Group” or “PTGI”) and three of its subsidiaries, Primus Telecommunications Holding, Inc. (“Holding” or “PTHI”), Primus Telecommunications International, Inc. (“PTII”) and Primus Telecommunications IHC, Inc., (“IHC” and together with Group, Holding and PTII, collectively, the “Debtors”) each filed a voluntary petition (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief (“Reorganization”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended (the “Bankruptcy Code”). Subsequently, the Debtors sought and received an order directing the joint administration of the Chapter 11 Cases under the caption In re: Primus Telecommunications Group, Incorporated, et al., Debtors, Case No. 09-10867. On April 8, 2009, April 20, 2009, and April 24, 2009, filings were made by the Debtors in the Bankruptcy Court concerning amended Disclosure Statements and Joint Plans of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors. On April 24, 2009, an unsecured creditors’ committee was appointed by the United States Trustee.

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

•

the 3 3/4 % Senior Notes due September 2010, 12 3/4% Senior Notes due October 2009 and Step Up Convertible Subordinated Debentures due August 2009 issued by Group (collectively, the “Group Notes”) were cancelled, and the holders thereof received Class B warrants to purchase up to an aggregate of 1,500,000 shares of the New Common Stock on terms described below under “Warrant Agreements;”

•

all existing shares of common stock outstanding prior to the Effective Date (the “Old Common Stock”) were cancelled on the Effective Date, and holders thereof received their pro rata share of contingent value rights (“Contingent Value Rights” or “CVRs”) to acquire up to 2,665,000 shares of New Common Stock on terms described below under “Contingent Value Rights Distribution Agreement;”

•

all outstanding equity incentive grants of Group were cancelled on the Effective Date, and the Primus Telecommunications Group, Incorporated Management Compensation Plan (the “Management Compensation Plan”) became effective. As of the Effective Date, 400,000 restricted stock units, 387,403 service-based stock options and 100,000 performance-based stock options were granted to certain employees and executive officers under the Management Compensation Plan.

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

Notwithstanding effectiveness of the Plan, we expect to continue to have significant debt service obligations on a long-term basis. Cash flows from operations are not anticipated to be sufficient to make the balloon payments on the remaining outstanding $94.8 million principal amount of Senior Secured Term Loan Facility and the $28.0 million principal amount of Canadian Credit Facility due February and May 2011, respectively; therefore, we expect to seek external financing prior to that date. There can be no assurance we will be successful in these efforts to consummate timely any such transactions or at all or to obtain any such financing on acceptable terms or at all, especially in consideration of the state of the current global economic and credit situation.

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

Amendment of IHC’s 14.25% Senior Secured Notes Indenture

On the Effective Date, IHC, Group, Holding, the other Guarantors party thereto and U.S. Bank National Association, as trustee, entered into a supplemental indenture (the “Supplemental Indenture”) to the indenture governing IHC’s 14 1/4% Senior Secured Notes due 2011 (the “Original Indenture”). The Supplemental Indenture amended the Original Indenture to provide for the issuance of 14 1/ 4% Senior Subordinated Secured Notes due May 20, 2013 (the “Senior Subordinated Secured Notes”). At the option of IHC, prior to the earlier of (1) the extension of the maturity of or the repayment in full of the indebtedness outstanding pursuant to the Amended Term Loan and the loan facility entered into by Primus Telecommunications Canada Inc., an indirect wholly owned subsidiary of Group, and (2) June 1, 2011, up to 4.25% per annum of the interest on the Senior Subordinated Secured Notes may be paid in kind. The Supplemental Indenture also modified covenants in the Original Indenture to prevent subsidiary guarantors from incurring debt to refinance indebtedness of non-guarantors and to limit the incurrence of indebtedness of restricted persons that is secured by a lien on the assets of IHC, any subsidiary guarantor or other restricted persons, as defined under the modified indenture.

Pursuant to the Plan, the 14 1/4% Senior Secured Notes due 2011 were cancelled on the Effective Date and the holders thereof received their pro rata portion of approximately $123.5 million aggregate principal amount of Senior Subordinated Secured Notes.

On the Effective Date, IHC entered into a First Amendment to the Intercreditor Agreement, dated as of February 26, 2007 (as amended through the date hereof, the “Amended Intercreditor Agreement”), with Group, Holding, The Bank of New York Mellon, as First Lien Collateral Agent, and U.S. Bank National Association, as Second Lien Collateral Agent. Pursuant to the Amended Intercreditor Agreement, the Senior Subordinated Secured Notes shall be subordinated in right of payment to the prior indefeasible payment in cash in full of all obligations under the Amended Term Loan.

Also on the Effective Date, IHC, each of the Grantors party thereto and U.S. Bank National Association, as collateral agent, entered into a First Amendment to the Collateral Agreement, dated as of February 26, 2007 (as amended through the date hereof, the “Amended Collateral Agreement”), to provide that the obligations of both IHC and PTII, an indirect wholly owned subsidiary of Group, shall be secured by PTII’s assets, including 65% of the voting stock of foreign subsidiaries owned by PTII. In addition, on the Effective Date, Group and Holding entered into an Assumption Agreement in favor of U.S. Bank National Association, as collateral agent, pursuant to which each of Group and Holding became party to the Amended Collateral Agreement. As a result, Group and Holding’s existing guarantees of the Senior Subordinated Secured Notes are secured by a lien on the property of Group and Holding, respectively.

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

Upon Effective Date, the Company determined the fair value of the warrants issued was approximately $1.0 million and included as part of our new equity value recorded upon emergence.

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

Group will determine if and to the extent a distribution of CVR Shares is required on January 1 and July 1 of each year, commencing on the first such date (but in no event later than July 1, 2013) on which certain financial thresholds outlined in the CVR Agreement are met, and upon a change of control of Group. Distributions of CVR Shares (if any) will be made within 45 calendar days of a determination by Group that a distribution is required.

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

Due to the nature of CVR, the company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging,” as well as related interpretations of these standards. The Company determined these CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and will adjust the liability quarterly to its estimated fair value. The change in value is reflected in our Statements of Operations as other income (expense). The Company recognized $4.2 million of expense during the three months ended September 30, 2009 (the “Successor Period”).

Current Impact on Group’s Subsidiaries that have not sought Reorganization. Group’s subsidiaries other than Holding, IHC and PTII were not part of the Reorganization; operating subsidiary companies, including those in the United States, Australia, Canada, India, Europe and Brazil (the “Operating Subsidiaries”), were not party to the Reorganization and have continued to manage and to operate their businesses without interruption, and employees, customers, suppliers and partners of these Operating Subsidiaries were unaffected by the filing of the Chapter 11 Cases.

The New Common Stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) and trades under the symbol “PMUG.”

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three months ended September 30, 2009 and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No. 852, “Reorganizations,” for periods including and subsequent to the filing of the Chapter 11 petition through the bankruptcy emergence date of July 1, 2009, all pre-petition liabilities subject to compromise were segregated in the unaudited Consolidated Condensed Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Liabilities not subject to compromise were separately classified as current and non-current in the unaudited Consolidated Condensed Balance Sheet. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization were reported separately as reorganization items, net, in the unaudited Consolidated Condensed Statements of Operations. Net cash used for reorganization items was disclosed separately in the unaudited Consolidated Condensed Statements of Cash Flows. The outcome of the Plan materially changed the amounts reported in the financial statements, which did not give effect to all adjustments of the carrying value of assets or liabilities that were necessary as a consequence of the Plan, or the effect of any operational changes that may be made in the business.

As of July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC No. 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. The consolidated condensed statements of operations, comprehensive income (loss) and any references to “Successor” or “Successor Company” for the three months ended September 30, 2009, show the operations of the reorganized Company from and including July 1, 2009, the Effective Date, through September 30, 2009. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009, except for Predecessor’s July 1, 2009 statements of operations and comprehensive income (loss), which reflect only the effect of the plan adjustments and fresh-start accounting as of such date and do not reflect any operating results. See Note 4—“Fresh-Start Accounting” in the notes to these Consolidated Condensed Financial Statements for further details.

The results for all periods presented in this quarterly Form 10-Q reflect the activities of certain operations as discontinued operations (see Note 12—“Discontinued Operations”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 45.6% of Globility Communications Corporations (“GCC”) through direct and indirect ownership structures. The results of GCC and its subsidiary are consolidated with the Company’s results based on guidance from ASC 810, “Consolidation.” All intercompany profits, transactions and balances have been eliminated in consolidation.

In the first quarter 2009, the Company sold certain assets of its Japan retail operations. Therefore, the Company reported Japan retail operations as a discontinued operation. During the second quarter of 2008, the Company intended and had the authority to sell certain assets of its German retail operations, and therefore, reported this unit as a discontinued operation. However, buyers were not found; therefore the Company decided it would cease operations of the German retail business effective the first quarter of 2009.

Effective January 1, 2009, the Company adopted ASC No. 810, “Consolidation.” This statement changes the presentation of outstanding noncontrolling interests in one or more subsidiaries or the deconsolidation of those subsidiaries. Reconciliations at the beginning and the end of the period of the total equity, equity attributable to the Company and equity attributable to the noncontrolling interest for Successor’s three months ended September 30, 2009 and Predecessor’s six months ended July 1, 2009 and nine months ended September 30, 2008 are as follows (in thousands):

	Predecessor
			As of September 30, 2008
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock			Accumulated Income (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest
	Total	Comprehensive Income (Loss)	Shares	Amount	Additional Paid-In Capital
Balance as of January 1, 2008	$(446,701)		142,633	$1,426	$718,695	$(1,074,778)	$(92,883)	$839
Stock Option Compensation Expense	200		—	—	200	—	—	—
Comprehensive Income
Net income	12,507	$12,507	—	—	—	10,305	—	2,202
Other comprehensive income	2,229	2,229	—	—	—	—	2,331	(102)

Comprehensive Income	14,736	$14,736

Balance as of September 30, 2008	$(431,765)		142,633	$1,426	$718,895	$(1,064,473)	$(90,552)	$2,939

	Predecessor
			As of July 1, 2009
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest
	Total	Comprehensive Income	Shares	Amount	Additional Paid-In Capital
Balance as of January 1, 2009	$(458,725)		142,695	$1,427	$718,956	$(1,099,809)	$(82,113)	$2,814
Stock Option Compensation Expense	27		—	—	27	—	—	—
Comprehensive Income
Net income (loss)	39,325	$39,325	—	—	—	39,357	—	(32)
Other comprehensive income (loss)	(6,954)	(6,954)	—	—	—	—	(7,103)	150

Comprehensive Income	32,371	$32,371

Balance as of June 30, 2009	$(426,327)		142,695	$1,427	$718,983	$(1,060,452)	$(89,216)	$2,931
Plan and fresh-start adjustments	513,650		(133,095)	(1,417)	(634,601)	1,060,452	89,216

Balance as of July 1, 2009	$87,323		9,600	$10	$84,382	$—	$—	$2,931

	Successor
	Total	Comprehensive Income	As of September 30, 2009					Noncontrolling Interest
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income
			Shares	Amount	Additional Paid-In Capital
Balance as of July 1, 2009	$87,323		9,600	$10	$84,382	$—	$—	$2,931
Stock Option Compensation Expense	308		—	—	308	—	—	—
Comprehensive Income
Net income (loss)	(14,988)	$(14,988)	—	—	—	(15,198)	—	210
Other comprehensive income (loss)	20,704	20,704	—	—	—	—	20,515	189

Comprehensive Income	5,716	$5,716

Balance as of September 30, 2009	$93,347		9,600	$10	$84,690	$(15,198)	$20,515	$3,330

Presentation of Taxes Collected—The Company reports any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer (including sales, use, value-added and some excise taxes) on a net basis (excluded from revenues).

Stock-Based Compensation—The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under ASC No. 718, “Compensation—Stock Compensation,” consistent with that used for pro forma disclosures under ASC No. 718. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. Because of the short trading history of the New Common Stock, the Company calculates the expected volatility by averaging the historical volatility of the stock price of the New Common Stock and historical volatility of a peer group in the telecommunication industry with similar market capitalization. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of embedded derivatives, market assumptions used in estimating the fair values of certain assets and liabilities such as marketable securities, long-term obligations and liabilities subject to compromise, the calculation used in determining the fair value of the Company’s stock options required by ASC No. 718, various tax contingencies, asset impairment write-downs, and purchase price allocations.

Under fresh-start accounting, the Company’s asset values were remeasured and allocated in conformity with ASC No. 805, “Business Combinations.” Deferred taxes are reported in conformity with ASC No. 740, “Income Taxes.”

Upon the emergence from the bankruptcy on July 1, 2009, the Company entered into an arrangement for issuing Contingent Value Rights (CVRs) that contained derivative features. The Company accounted for the arrangement in accordance with ASC No. 815, “Derivatives and Hedging.” The Company determined these CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company recorded CVRs as a liability in its balance sheet at their estimated fair value. Changes in their estimated fair value of are recognized in earnings during the period of change.

Estimates of fair value represent the Company’s best estimates based on independent appraisals or various valuations technique including Black-Scholes and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Any adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded goodwill.

Property, Plant and Equipment—The Predecessor’s property and equipment was recorded at cost less accumulated depreciation, which was provided on the straight-line method over the estimated useful lives of the assets. Cost included major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs were expensed as incurred. The estimated useful lives of property and equipment were as follows: network equipment—5 to 8 years, fiber optic and submarine cable—8 to 25 years, furniture and equipment—5 years, leasehold improvements and leased equipment—shorter of lease or useful life. In accordance with ASC No. 350, “Intangible—Goodwill and Other,” costs for internal use software that were incurred in the preliminary project stage and in the post-implementation stage were expensed as incurred. Costs incurred during the application development stage were capitalized and amortized over the estimated useful life of the software. Successor’s property, plant, and equipment were adjusted to fair value on the Effective Date and are currently stated at that value less accumulated depreciation and amortization. There is no change in the estimated useful lives of the property and equipment and the method of depreciation.

Subsequent Events—Management evaluated subsequent events through November 16, 2009, the date the financial statements are issued, for this quarterly report on Form 10-Q, for the quarter ended September 30, 2009.

Newly Adopted Accounting Principles

Effective July 1, 2009, the Company adopted ASC No. 105, “Generally Accepted Accounting Principles.” ASC No. 105 establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The adoption did not have a material impact on its results of operations, financial position and cash flows.

Effective April 1, 2009, the Company adopted ASC No. 855, “Subsequent Events.” ASC No. 855 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC No. 855 also requires disclosure of the date through which subsequent events are evaluated by management. The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.

Effective January 1, 2009, the Company adopted ASC No. 470-20, “Debt with Conversion and Other Options.” ASC No. 470-20 requires issuers of convertible debt securities to separate securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. ASC No. 470-20 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.

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

Effective January 1, 2009, the Company adopted ASC No. 805, “Business Combinations.” ASC No. 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows; however, the Company applied this standard on July 1, 2009 to the Fresh Start Balance Sheet.

In February 2008, the FASB issued ASC No. 820, “Fair Value Measurements.” The provisions of ASC No. 820 provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have a material impact on the Company’s financial statements. ASC No. 820 delayed the effective date for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until financial years beginning after November 15, 2008, and changed the scope of ASC No. 820. On January 1, 2009, the Company adopted the provisions of ASC No. 820 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The provisions adopted in the first quarter 2009 did not have an impact on the Company’s financial statements as the Company did not have any fair value measurements of nonfinancial assets and liabilities as of September 30, 2009.

The valuation techniques required by ASC No. 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Significant inputs to the valuation model are unobservable.

The Company had an outstanding cross-currency principal and interest rate agreement with Lehman Brothers Special Financing, Inc., who entered bankruptcy in October 2008 and ceased performing on the agreement. The Company estimated the value to be zero, requiring a write-off of $1.2 million in the third quarter of 2008, and moved the instrument from Level 2 to Level 3 because the counter party’s credit risk is not observable.

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

	September 30, 2009	Fair Value as of September 30, 2009, using:
		Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights	$6,786	—	$6,786	—

Total	$6,786	—	$6,786	—

In March 2008, the FASB issued ASC No. 815, “Derivatives and Hedging.” ASC No. 815 amends and expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of the use of derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. ASC No. 815 is effective for financial statements issued for fiscal years interim periods beginning after November 15, 2008. The adoption on January 1, 2009 did not have a material impact on the Company’s results of operations, financial position and cash flows.

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

4.	FRESH-START ACCOUNTING

On July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC No. 852, “Reorganizations.” Fresh-start accounting results in the Company becoming a new entity for financial reporting purposes. Accordingly, the Successor Company’s consolidated financial statements are not comparable to consolidated financial statements of the Predecessor Company.

Under ASC No. 852, the Successor Company must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh-start accounting. To facilitate this calculation the Company first determined the enterprise value of the Successor Company. The valuation methods included (i) a discounted cash flow analysis, considering a range of the weighted average cost of capital between 14.0% and 16.0% and multiples of projected earnings of between 4.5 and 5.0 times for its terminal value, and (ii) a market multiples analysis. This analysis resulted in an estimated enterprise value of between $320 million and $360 million, and with the midpoint of $340 million chosen for purposes of applying fresh-start accounting.

The estimated enterprise value, and corresponding equity value, is highly dependent upon achieving the future financial results set forth in the financial projections included in the Company’s Plan, as filed with the Bankruptcy Court. These projections were limited by the information available to the Company as of the date of the preparation of the projections and reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond the Company’s control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Therefore variations from the projections may be material.

Fresh-start accounting reflects the value of the Company as determined in the confirmed Plan. Under fresh-start accounting, the Company’s asset values are remeasured and allocated in conformity with ASC No. 805, “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill in the accompanying consolidated condensed balance sheet. Fresh-start accounting also requires that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, should be stated at fair value.

Estimates of fair value included in the Successor Company financial statements, in conformity with ASC No. 820, represent the Company’s best preliminary estimates based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with ASC No. 805, the preliminary allocation of the reorganization value is subject to additional adjustment until the Company has completed its analysis, but not to exceed one year after emergence from bankruptcy, to provide the Company with the time to complete the valuation of its assets and liabilities. The final determination of the fair value of individual assets and liabilities and the final allocation of the reorganization value may differ from the amounts included in the consolidated financial statements and there can be no assurance that such adjustments will not be material.

The following fresh-start Consolidated Condensed Balance Sheet presents the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start accounting. The effect of the consummation of the transactions contemplated in the Plan includes the settlement of liabilities and the issuance of common stock as described in more detail in Note 1.

The effects of the Plan and fresh-start reporting on the Company’s Consolidated Condensed Balance Sheet are as follows:

	Predecessor					Successor
	July 1, 2009	Plan of Reorganization Adjustments		Fresh-Start Accounting Adjustments		July 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,461	$—		$—		$41,461
Accounts receivable	93,826	—		—		93,826
Prepaid expenses and other current assets	16,955	—		—		16,955

Total current assets	152,242	—		—		152,242
RESTRICTED CASH	9,467	—		—		9,467
PROPERTY AND EQUIPMENT—Net	117,840	—		34,173	d	152,013
GOODWILL	35,351	—		23,997	d, h	59,348
OTHER INTANGIBLE ASSETS—Net	482	—		187,518	d	188,000
OTHER ASSETS	19,155	—		182	h	19,337

TOTAL ASSETS	$334,537	$—		$245,870		$580,407

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$50,890	$—		$—		$50,890
Accrued interconnection costs	38,778	—		—		38,778
Deferred revenue	12,322	—		—		12,322
Accrued expenses and other current liabilities	53,982	—		—		53,982
Accrued income taxes	20,986	—		—		20,986
Accrued interest	19	—		—		19
Current portion of long-term obligations	107,097	(91,100)	g	—		15,997

Total current liabilities	284,074	(91,100)		—		192,974
LONG-TERM OBLIGATIONS	25,740	214,572	e, g	—		240,312
OTHER LIABILITIES	—	2,557	b	57,241	h	59,798

Total liabilities not subject to compromise	309,814	126,029		57,241		493,084
LIABILITIES SUBJECT TO COMPROMISE	451,050	(451,050)	a	—		—

Total Liabilities	760,864	(325,021)		57,241		493,084

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Equity (Deficit):
Predecessor Common stock, $0.01 par value—300,000,000 shares authorized; 142,695,390 shares issued and outstanding	1,427	(1,427)	c	—		—
Successor Common stock, $0.001 par value—80,000,000 shares authorized; 9,600,000 shares issued or outstanding	—	10	a	—		10
Predecessor Additional paid-in capital	718,983	(1,129)	c, b	(717,854)	f	—
Successor Additional paid-in capital	—	84,382	a	—		84,382
Accumulated deficit	(1,060,452)	243,185	a	817,267	d, f	—
Accumulated other comprehensive income (loss)	(89,216)	—		89,216	f	—

Total Primus Telecommunications Group, Incorporated stockholders’ income (deficit)	(429,258)	325,021		188,629		84,392

Noncontrolling interest	2,931	—		—		2,931

Total stockholders’ income (deficit)	(426,327)	325,021		188,629		87,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$334,537	$—		$245,870		$580,407

Notes to Plan of Reorganization and fresh-start accounting adjustments:

(a)	This adjustment reflects the discharge of $451.0 million of liabilities subject to compromise (see “Liabilities Subject to Compromise” below) in accordance with the terms of the Plan and the issuance of 4.8 million shares of Successor Company common stock to the holders of each of the Senior Subordinated Secured Notes and the Holding Senior Notes.

(b)	To record the issuance of Contingent Value Rights to the holders of the Old Common Stock.

(c)	To record the cancellation of the Old Common Stock.

(d)	To record assets and liabilities at their estimated fair values per fresh-start accounting and the related revaluation gain of $188.6 million.

(e)	To reclass Term Loan from current portion of long-term obligations to long-term obligations and record the issuance of $123.5 million of the Senior Subordinated Secured Notes.

(f)	To eliminate Predecessor additional paid-in capital, accumulated other comprehensive loss and accumulated deficit.

(g)	To reclass long-term portion of the Term Loan to long-term obligations.

(h)	To record the deferred tax attributes related to fresh-start accounting.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill reflects the excess of the reorganization value of Successor over the fair value of tangible and identifiable intangible assets as determined upon the adoption of fresh-start accounting. The Company recorded goodwill of $59.3 million upon emergence from bankruptcy as well as intangible assets of $188.0 million, which includes $81.6 million of indefinite-lived trade names, $102.4 million of amortizable customer relationships, and $4.0 million of amortizable trade names.

The intangible assets not subject to amortization consisted of the following (in thousands):

	Successor	Predecessor
	September 30, 2009	December 31, 2008
Trade names	$81,808	$—
Goodwill	$61,086	$32,688

The changes in the carrying amount of trade names and goodwill for Successor’s balance as of September 30, 2009 and Predecessor’s balance as of December 31, 2008 are as follows (in thousands):

Goodwill

	Predecessor
	United States	Canada	Australia	Europe	Brazil	Total
Balance as of January 1, 2009	$194,256	$102,777	$30,775	$110,229	$3,884	$441,921
Accumulated impairment losses	(194,256)	(80,864)	(20,157)	(110,229)	(3,727)	(409,233)

Net goodwill	—	21,913	10,618	—	157	32,688
Effect of currency exchange	—	1,266	1,365	—	32	2,663

Balance as of June 30, 2009	$—	$23,179	$11,983	$—	$189	$35,351
Fresh-start adjustments	32,273	2,462	(11,337)	750	(151)	23,997

Balance as of July 1, 2009	$32,273	$25,641	$646	$750	$38	$59,348

	Successor
Balance as of July 1, 2009	$32,273	$25,641	$646	$750	$38	$59,348
Effect of currency exchange	—	1,651	53	29	5	1,738

Balance as of September 30, 2009	$32,273	$27,292	$699	$779	$43	$61,086

Trade Names

	Predecessor
	United States	Canada	Australia	Europe	Brazil	Total
Fresh-start adjustments	76,200	—	—	5,400	—	81,600

Balance as of July 1, 2009	$76,200	$—	$—	$5,400	$—	$81,600

	Successor
Balance as of July 1, 2009	$76,200	$—	$—	$5,400	$—	$81,600
Effect of currency exchange	—	—	—	208	—	208

Balance as of September 30, 2009	$76,200	$—	$—	$5,608	$—	$81,808

The Successor’s other intangible assets consist of the Company’s trade names and customer relationships. Intangible assets subject to amortization consisted of the following (in thousands):

	Successor			Predecessor
	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$4,043	$(100)	$3,943	$1,665	$(1,575)	$90
Customer relationships	108,708	(6,907)	101,801	3,806	(3,150)	656

Total	$112,751	$(7,007)	$105,744	$5,471	$(4,725)	$746

Amortization expense for customer relationships and trade names for Successor’s three months ended September 30, 2009 was $7.0 million. The Company expects amortization expense for customer relationships and trade names for Successor’s remainder of 2009, the years ended December 31, 2010, 2011, 2012 and thereafter to be approximately $7.0 million, $23.2 million, $18.8 million, $13.3 million and $43.4 million, respectively.

6.	LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	Successor	Predecessor
	September 30, 2009	December 31, 2008
Obligations under capital leases and other	$3,518	$4,851
Leased fiber capacity	2,746	2,172
Senior secured term loan facility	94,825	96,250
Canadian credit facility	28,000	35,000
Senior notes	—	200,186
Senior subordinated secured notes	123,472	198,960
Exchangeable senior notes	—	25,122
Convertible senior notes	—	34,006
Step up convertible subordinated debentures	—	8,290

Subtotal	252,561	604,837
Less: Current portion of long-term obligations	(15,442)	(564,797)

Total long-term obligations	$237,119	$40,040

Successor

The following table reflects the contractual payments of principal and interest for Successor’s long-term obligations as of September 30, 2009 as follows:

Year Ending December 31,	Vendor Financing and Other	Senior Secured Term Loan Facility (1)	Senior Subordinated Secured Notes	Canadian Credit Facility (2)	Total
2009 (as of September 30, 2009)	$727	$3,833	$7,331	$1,992	$13,883
2010	4,497	16,767	17,595	7,685	46,544
2011	1,223	89,713	17,595	21,036	129,567
2012	349	—	17,595	—	17,944
2013	161	—	132,269	—	132,430
Thereafter	33	—	—	—	33

Total Minimum Principal & Interest Payments	6,990	110,313	192,385	30,713	340,401
Less: Amount Representing Interest	(726)	(15,488)	(68,913)	(2,713)	(87,840)

Total Long Term Obligations	$6,264	$94,825	$123,472	$28,000	$252,561

(1)	For preparation of this table, the Company has assumed the interest rate of the Senior Secured Term Loan Facility to be 12.0%.
(2)	For preparation of this table, the Company has assumed the interest rate of the Canadian Credit Facility to be 7.0%.

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

The debt under the Facility was in default as a result of the bankruptcy filings on March 16, 2009. On the Effective Date, Group and Holding entered into a Third Amendment to the Term Loan Agreement (the “Amended Term Loan”). In accordance with the Amended Term Loan, Holding’s Term Loan facility due February 2011 was reinstated and amended in certain respects, including: (i) at the option of Holding, interest rates are now (A) LIBOR + 9.00% with a LIBOR floor of 3.00% (or LIBOR + 11.00% with 4.00% to be paid in kind) or (B) Prime Rate + 8.00% with a Prime Rate floor of 4.00% (or Prime Rate + 10.00% with 4.00% to be paid in kind); (ii) The Bank of New York Mellon has been appointed as successor Administrative Agent; (iii) amortization payments have been increased; (iv) mandatory prepayments are required from (A) 25% of the net proceeds of certain equity issuances (including 25% of the cash of businesses acquired in exchange for equity), (B) 100% of the net proceeds from debt issuances (other than as permitted under the limitation of indebtedness covenant), and (C) 80% of net cash proceeds from asset sales or insurance recoveries not otherwise reinvested within 180 days or committed to reinvestment within 270 days of such asset sales; (v) Group or its affiliates are able to purchase annually up to $5 million in principal amount of loans at less than par without being subject to the pro-rata provisions of the Term Loan facility (or purchases in excess of such annual amount by way of an offer to all lenders), any such purchased loans deemed immediately cancelled; and (vi) certain covenants have been modified, including restrictions on the ability to incur additional debt and the addition of a minimum EBITDA covenant, a maximum indebtedness covenant and a maximum capital expenditure covenant. In addition, the Debtors have agreed to pay all reasonable fees, expenses and disbursements of the counsel and financial advisors to the Term Loan lenders.

The Third Amendment modified the amortization schedule under the Term Loan so that principal payments will be due on the dates and in the amounts set forth below:

Payment Date	Principal Payment Amount
March 31, 2009	$ 250,000
June 30, 2009	$ 250,000
September 30, 2009	$ 925,000
December 31, 2009	$ 925,000
March 31, 2010	$ 1,400,000
June 30, 2010	$ 1,400,000
September 30, 2010	$ 1,400,000
December 31, 2010	$ 1,400,000
February 18, 2011	$88,300,000

On March 31, 2009, June 30, 2009 and September 30, 2009, principal payments of $250,000, $250,000 and $925,000, respectively, were paid as required under the Amended Term Loan.

The Third Amendments provides for the modification of Term Loan covenants concerning the incurrence of debt, including the elimination of most of the exceptions to the limitation on debt incurrence other than

(a)	an aggregate of $50 million of specified indebtedness (of which approximately $40 million is outstanding as of September 30, 2009);

(b)	an additional unsecured debt basket of up to an aggregate dollar cap of $7.5 million;

(c)	debt to finance acquisitions, limited to 2.5 times the annual EBITDA acquired and satisfy acquisition debt standards; and

(d)	additional permitted debt, including debt arising from the use of PIK.

The Third Amendment provides for modification of a number of other Term Loan covenants, including:

•	modification of the restricted payments covenant to make clear that any voluntary or optional principal payment, or voluntary or optional redemption, repurchase, defeasance, or other acquisition or retirement for value of any debt, including but not limited to any of the 14 1/4% Senior Subordinated Secured Notes issued by IHC (the “Second Lien Debt”), other than Indebtedness representing the Term Loans and specified indebtedness will be a “Restricted Payment”; provided that “Restricted Payments” shall not include (a) any repayment, repurchase or retirement of any indebtedness in connection with any permitted refinancing or (b) any repurchase of indebtedness with equity proceeds or asset sale proceeds not otherwise required to be applied in prepayment of the Term Loans. The restricted payments covenant contains customary restrictions, including, but not limited to, a cap of $1 million;

•	modification of the limitation on liens covenant deleting the incurrence test and expressly prohibiting any liens other than permitted liens;

•

modification of the restriction on certain purchases of Indebtedness covenant precluding Group and each restricted subsidiary from repaying, prepaying or purchasing debt, excluding specified debt and other certain limited exceptions;

The Third Amendment provides for the inclusion of financial covenants concerning Minimum Adjusted EBITDA, Maximum Debt and Maximum Capital Expenditures (“Capex”) and provides that

•

the Adjusted EBITDA covenant initially will be calculated beginning September 30, 2009 based on the trailing four quarters for the periods ended September 30, 2009 and December 31, 2009, and such calculations will be made using specified constant currency rates (e.g., CAD—0.80; AUD—0.65; EUR—1.275 and GBP—1.40) (“Minimum Adjusted EBITDA”);

•

currency rates in effect on December 31, 2009 and June 30, 2010 will be used for purposes of calculating compliance for quarters ended during the next succeeding six month periods, but such currency rates will not be used retroactively for any periods prior to such date;

•

Minimum Adjusted EBITDA compliance is set at $50 million, calculated quarterly based upon the prior four quarters effective September 30, 2009. Failure to meet the Minimum Adjusted EBITDA covenant will not be an event of default, except in circumstances noted in the succeeding proviso, and would result in a financial penalty of $250,000 per quarter in incremental amortization plus a 50 basis point increase in the interest rate during the quarters of non-compliance, provided however that if the Adjusted EBITDA is below $42 million it will constitute an event of default. The minimum Adjusted EBITDA will be calculated quarterly based upon the last four quarters’ results in a manner consistent with the definition used by the Company in past earnings releases, subject to the addition of reorganization cost adjustments and adjustments for divestitures and acquisitions.

•

Maximum Debt is $270 million plus additional debt accrued from the use of PIK—and for debt arising from acquisitions which debt would be limited to 2.5 times annual EBITDA acquired and as long as such debt satisfies Acquisition Debt standards; the Maximum Debt covenant is required to be maintained at all times following substantial consummation of the plan of reorganization; and

•	Maximum Capex is $18 million in 2009 and $23 million in 2010, calculated annually effective December 31, 2009, and subject to adjustment for divestitures and acquisitions.

Canadian Credit Facility

In March 2007, an indirect wholly-owned subsidiary of the Company, Primus Telecommunications Canada, Inc. (“Primus Canada”) entered into a Senior Secured Credit Agreement (“Canadian Credit Facility”) with a financial institution to refinance an existing Canadian credit facility. The Canadian Credit Facility provided for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and matured in March 2012. The loan proceeds were used to refinance the existing Canadian credit facility, including certain costs related to the transaction, and to finance certain capital expenditures. The Canadian Credit Facility was secured by the assets of Primus Canada and certain guarantees.

In October 2007, Primus Canada entered into a cross-currency principal and interest rate swap agreement, a portion of which was required by the Canadian Credit Facility, which fixed the interest rate at 9.21% starting from October 31, 2007. The cross-currency principal and interest rate swap agreement’s counter party was Lehman Brothers Special Financing, Inc. (“Lehman SFI”). Lehman SFI entered into bankruptcy in early October 2008 following its ultimate parent entering bankruptcy in mid-September 2008. Since September 2008 month end interest rate swap payments were not made by Lehman SFI to Primus Canada nor, correspondingly, were payments made from Primus Canada to Lehman SFI. While the covenant language is arguably ambiguous, the Company believed that the swap agreement with Lehman SFI continued to be in force with respect to the requirements under the Canadian Credit Facility and, accordingly, that no breach or event of default had occurred. The Waiver and Amendment Agreement (described below), eliminated any currency swap requirements of the Canadian Credit Facility.

On August 25, 2009, Primus Canada provided notice of Early Termination of the swap agreement, effective August 26, 2009. On September 16, 2009, Primus Canada filed Proofs of Claim in the bankruptcy proceedings of Lehman SFI and Lehman Brothers Holdings Inc. (“LBHI”), which was the guarantor of Lehman SFI’s obligations under the swap agreement and which also is in bankruptcy. Lehman SFI and LBHI have stated they reserve all rights to dispute the Proof of Claim, including the effectiveness of Primus Canada’s termination notice. The eventual outcome of this matter is unknown. As of September 30, 2009, the Company has not maintained any balances concerning the Lehman cross-currency principal and interest rate swap agreement.

On March 10, 2009, Primus Canada, 3082833 Nova Scotia Company and certain affiliate guarantors entered into a Waiver and Amendment Agreement (the “Waiver and Amendment”) to their $35 million Canadian Credit Facility with Guggenheim Corporate Funding, LLC, as Administrative Agent and Collateral Agent.

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

As of September 30, 2009, principal payments of each month were made as required under the Waiver and Amendment and the Company had an outstanding liability of $28.0 million under the Canadian Credit Facility.

In connection with the Waiver and Amendment, the applicable margin under the Canadian Credit Facility was increased to LIBOR +4.50%, with a 2.50% LIBOR floor, and the maturity date was changed to May 21, 2011.

14 1/4% Senior Subordinated Secured Notes

In February 2007, IHC issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes in exchange for $40.7 million principal amount of the Company’s outstanding 12 3/4% Senior Notes and $23.6 million in cash. This exchange was accounted for as a modification of debt with a portion deemed to be a troubled debt restructuring. In March 2007, IHC also issued for cash in private transactions an additional $51.0 million principal amount of 14 1/4% Senior Secured Notes with a $0.3 million discount. Net cash proceeds from the 14 1/4% Senior Secured Notes issuance, after giving effect to expenses, discounts and fees related to all of the foregoing transactions (including the amendment of the Facility) was $69.2 million. The Company recorded $5.1 million in costs associated with this issuance of the 14 1/4% Senior Secured Notes, which have been recorded as a loss on restructuring of debt.

In May 2008, IHC issued $67.1 million principal amount of the 14 1/4% Senior Secured Notes and paid $4.7 million in cash in exchange for $49.0 million principal amount of the Company’s 8% Senior Notes, $33.0 million principal amount of the Company’s 5% exchangeable senior notes due June 2010 (“5% Exchangeable Senior Notes”), $43.1 million principal amount of the Company’s 3 3/4% Convertible Senior Notes, and $5.3 million principal amount of the Company’s 12 3/4% Senior Notes. All exchanges were deemed troubled debt restructurings, and accordingly, were accounted for as modifications of debt, with scheduled future cash interest payments of $26.4 million recorded in long-term obligations. The Company recognized a gain on restructuring of debt of $32.2 million in connection with this exchange, including the expensing of $0.5 million of financing costs.

The 14 1/4% Senior Secured Notes were to mature on May 20, 2011 with early redemption at a premium to par at IHC’s option at any time after February 2008. During specified periods, IHC may redeem at par up to 35% of the aggregate principal amount of the 14 1/4% Senior Secured Notes with the net cash proceeds of certain equity offerings of the Company. Accrued interest will be paid each May 31st and November 30th, beginning May 31st, 2007. The effective interest rate for the 14 1/4% Senior Secured Notes at December 31, 2008 was 12.4% for those amounts not related to the troubled debt restructuring discussed above. (see Note 15—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information.”)

In December 2008, the Company made open market purchases of $2.1 million principal amount of its 14 1/4% Senior Secured Notes, resulting in a $2.0 million gain on early extinguishment of debt including the write-off of related deferred financing costs. The notes were recorded as a reduction of long-term obligations.

On the Effective Date, IHC, Group, Holding, the other Guarantors party thereto and U.S. Bank National Association, as trustee, entered into a supplemental indenture (the “Supplemental Indenture”) to the indenture governing IHC’s 14 1/4% Senior Secured Notes due 2011 (the “Original Indenture”). The Supplemental Indenture amended the Original Indenture to provide for the issuance of the “Senior Subordinated Secured Notes”. The maturity of the Senior Subordinated Secured Notes was extended to May 20, 2013. At the option of IHC, prior to the earlier of (1) the extension of the maturity of or the repayment in full of the indebtedness outstanding pursuant to the Amended Term Loan and the Canadian Credit Facility, and (2) June 1, 2011, up to 4.25% per annum of the interest on the Senior Subordinated Secured Notes may be paid in kind. The Supplemental Indenture also modified covenants in the Original Indenture to prevent subsidiary guarantors from incurring debt to refinance indebtedness of non-guarantors and to limit the incurrence of indebtedness of restricted persons that is secured by a lien on the assets of IHC, any subsidiary guarantor or other restricted persons, as defined under the modified indenture.

On the Effective Date, IHC entered into a First Amendment to the Intercreditor Agreement (as amended through the date hereof, the “Amended Intercreditor Agreement”), with Group, Holding, The Bank of New York Mellon, as First Lien Collateral Agent, and U.S. Bank National Association, as Second Lien Collateral Agent. Pursuant to the Amended Intercreditor Agreement, the Senior Subordinated Secured Notes are subordinated in right of payment to the prior indefeasible payment in cash in full of all obligations under the Amended Term Loan.

Also on the Effective Date, IHC, each of the Grantors party thereto and U.S. Bank National Association, as collateral agent, entered into a First Amendment to the Collateral Agreement (as amended through the date hereof, the “Amended Collateral Agreement”), to provide that the obligations of both IHC and PTII, an indirect wholly owned subsidiary of Group, are secured by PTII’s assets, including 65% of the voting stock of foreign subsidiaries owned by PTII. In addition, on the Effective Date, Group and Holding entered into an Assumption Agreement in favor of U.S. Bank National Association, as collateral agent, pursuant to which each of Group and Holding became party to the Amended Collateral Agreement. As a result, Group and Holding’s existing guarantees of the Senior Subordinated Secured Notes are secured by a lien on the property of Group and Holding, respectively.

Leased Fiber Capacity

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance in three equal monthly principal payments in the first quarter 2007. In February 2007, the Company again renegotiated the payment terms of its $8.8 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. During the third quarter 2008, the payment terms were again renegotiated to extend payment of the principal balance of $2.7 million (3.1 million AUD) to June 2010 with monthly payments of interest at a rate of 13.5%. Certain volume purchase targets were not met by September 30, 2009. Accordingly, Optus Networks Pty. Limited may give, but has not given, 30 days notice requiring full payment of the principal balance. At September 30, 2009 and December 31, 2008, the Company had a liability recorded in the amount of $2.7 million (3.1 million AUD). Also, $2.7 million (3.1 million AUD) and $0 million were classified as current portion of long-term obligations at September 30, 2009 and December 31, 2008, respectively.

Equipment Financing and Other Long-Term Obligations

In November 2005, Primus Australia entered into a financing arrangement for network equipment. Payments are made over a five-year term ending October 2010. In June 2009, the Company entered into an amendment which removed certain financial covenants and required a principal payment of $1.2 million (1.5 million AUD) in the same month. In September 2009, the Company made a principal payment of $1.6 million (1.8 million AUD) and completed the full repayment of the debt.

Predecessor

In accordance with the Plan, on the Effective Date all of the obligations of Group and its subsidiaries with respect to the following indentures were terminated and the respective notes and debentures issued under each such indenture were cancelled:

•	Indenture, dated as of January 16, 2004, by and among Holding, as Issuer, Group, as Guarantor, and Wachovia Bank N.A., as Trustee, relating to the 8% Senior Notes due 2014;

•	Indenture, dated as of June 28, 2006, by and among Holding, as Issuer, Group, as Guarantor, and U.S. Bank N.A., as Trustee, relating to the 5% Exchangeable Senior Notes due 2009;

•	Indenture, dated as of September 15, 2003, by and between Group and Wachovia Bank, N.A., as Trustee, relating to the 3 3/4% Convertible Senior Notes due 2010;

•	Indenture, dated as of February 27, 2006, by and between Group and U.S. Bank N.A., as Trustee, relating to the Step-up Convertible Subordinated Debentures due 2009; and

•	Indenture, dated as of October 15, 1999, by and between Group and First Union National Bank, as Trustee, relating to the 12 3/4% Senior Notes due 2009.

7.	COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancellable operating leases as of September 30, 2009 are as follows (in thousands):

	Successor
Year Ending December 31,	Vendor Financing and Other	Purchase Obligations	Operating Leases
2009 (as of September 30, 2009)	$727	$7,093	$4,330
2010	4,497	17,719	13,724
2011	1,223	4,305	10,186
2012	349	2,761	8,559
2013	161	—	6,038
Thereafter	33	—	9,075

Total minimum lease payments	6,990	31,878	51,912
Less: Amount representing interest	(726)	—	—

	$6,264	$31,878	$51,912

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Successor made purchases under purchase commitments of $7.0 million for the three months ended September 30, 2009. The Predecessor made purchases under purchase commitments of $12.8 million, $8.7 million and $27.7 million for the six months ended June 30, 2009, three months and nine months ended September 30, 2008, respectively.

Successor’s rent expense under operating leases was $3.8 million for the Successor Period. Predecessor’s rent expense under operating leases was $6.8 million, $4.0 million and $13.0 million for the six months ended June 30, 2009, three months and nine months ended September 30, 2008, respectively.

Litigation

Group and its subsidiaries are subject to claims, legal proceedings and potential regulatory actions that arise in the ordinary course of its business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably. The Company believes that any aggregate liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

8.	SHARE-BASED COMPENSATION

Successor

On the Effective Date, pursuant to the Plan, the Predecessor’s employee stock compensation plan (the “Equity Incentive Plan”) was cancelled and the Group’s Management Compensation Plan became effective. The Management Compensation Plan provides that awards may be granted for up to 1,000,000 shares of New Common Stock, subject to adjustment in the case of certain changes in capitalization of reorganized Group, including, among other things, a reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange, or other similar corporate transaction or event that affects the New Common Stock. The maximum aggregate number of shares of New Common Stock that may be granted during any fiscal year to any single individual who is likely to be a “covered employee” within the meaning of section 162(m)(3) of the Internal Revenue Code is 600,000, in the case of stock options or stock appreciation rights, and 400,000, in the case of restricted stock or other stock-based awards (other than stock appreciation rights).

The Compensation Committee (the “Committee”) of the Board of Directors of Group administers the Management Compensation Plan. The Committee has broad authority to administer, construe and interpret the Management Compensation Plan; however, it may not take any action with respect to an award that would be treated, for accounting purposes, as a “repricing” of an award unless the action is approved by the shareholders of Group.

The Management Compensation Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other stock-based or cash-based performance awards (collectively, “awards”).

Grants of Awards under the Management Compensation Plan—Emergence Awards

Restricted Stock Unit Award Agreements

On July 2, 2009, 400,000 restricted stock units (RSUs) were granted to certain employees and executive officers pursuant to the terms and conditions set forth in the form of restricted stock unit agreement (the “Emergence RSU Agreement”).

Pursuant to the Emergence RSU Agreement, RSUs will vest in two equal tranches if reorganized Group attains at least ninety percent (90%) of the specified Adjusted EBITDA Targets for any fiscal year during the ten-year term of the Emergence RSU Agreement. Under certain circumstances specified in the Emergence RSU Agreement, if a participant’s employment is terminated during any fiscal year in which the applicable percentage of the Adjusted EBITDA Target for such fiscal year is met, a pro rata portion of such participant’s RSUs will vest based on the number of days such participant was employed during such fiscal year. The aggregate grant date fair value of the RSUs issued during the period was $1.6 million. For three months ended September 30, 2009, the Company recognized $0.3 million expense regarding this RSUs grant.

Stock Option Award Agreements

On July 1, 2009, 387,403 service-based stock options were granted to certain employees and executive officers pursuant to the terms and conditions set forth in the form of stock option agreement (the “Emergence Option Agreement”) and 100,000 performance-based stock options were granted to certain employees and executive officers pursuant to the terms and conditions set forth in the form of performance stock option agreement (the “Emergence Performance Option Agreement”).

Emergence Option Agreement

The Emergence Option Agreement provides for the grant of a nonqualified stock option to purchase shares of New Common Stock at an exercise price per share equal to $12.22. The option vests ratably over two years, with 25% of the option vesting every six months after the date of grant. The stock option expires on the tenth anniversary of the Effective Date (the “Expiration Date”). A copy of the Emergence Option Agreement was filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 1, 2009. The aggregate grant date fair value of the emergence stock options granted was $48 thousand. For three months ended September 30, 2009, the Company recognized $6 thousand expense regarding this emergence option grant.

Emergence Performance Option Agreement

The Emergence Performance Option Agreement provides for the grant of a nonqualified stock option to purchase shares of New Common Stock at an exercise price per share equal to $12.22. The performance option vests in two equal tranches if at least 115% of the specified Adjusted EBITDA Target is attained for any fiscal year during the term of the Emergence Performance Option Agreement. Under certain circumstances specified in the Emergence Performance Option Agreement, if a participant’s employment is terminated during any fiscal year in which the applicable percentage of the Adjusted EBITDA Target for such fiscal year is met, a pro rata portion (based on the number of days such participant was employed during such fiscal year) of such participant’s performance options will vest and remain exercisable until the earlier of one year following the date on which the Committee determines the applicable percentage of such Adjusted EBITDA Target has been attained (the “Measurement Date”) and the tenth anniversary of the Effective Date (the “Expiration Date”). Any unvested portion of the performance option which is not vested and exercisable as of the Measurement Date will thereafter terminate. The performance option expires on the Expiration Date. A copy of the Emergence Performance Option Agreement was filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 1, 2009. The aggregate grant date fair value of the emergence performance stock options granted was $12 thousand. For three months ended September 30, 2009, the Company recognized $2 thousand expense regarding this emergence performance option grant.

Non-Employee Directors’ Grants

Unless otherwise provided by the Committee, immediately following each annual meeting of the shareholders of Group during the term of the Management Compensation Plan commencing with the 2010 annual meeting of shareholders, each non-employee director will be granted a nonqualified stock option to purchase 10,000 shares of New Common Stock with an exercise price per share equal to the fair market value of a share of New Common Stock on the date of grant. Each stock option so granted will vest one third upon grant, one third on the first anniversary and one third on the second anniversary, such that 100% of the option will be vested and exercisable on the second anniversary of the grant date (subject to continued service as a non-employee director through each applicable vesting date). All other terms and conditions of the grants will be established by the Committee and set forth in the non-employee director’s award agreement.

A summary of Successor’s stock option activity during the three months ended September 30, 2009 is as follows:

Successor
Three Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price
Outstanding—July 1, 2009	—	$—
Granted	487,403	$12.22
Exercised	—	$—
Forfeitures	—	$—

Outstanding—September 30, 2009	487,403	$12.22

Eligible for exercise	—	$—

The weighted average fair value at date of grant for options granted during the three months ended September 30, 2009 was $0.12 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Successor
Three Months Ended September 30, 2009
Expected dividend yield	0%
Expected stock price volatility (1)	42%
Risk-free interest rate	2.0%
Expected option term	4 years

(1)	Expected volatility is based upon the historical volatility of the Company’s stock price. Because of the short trading history of the Company’s new Common Stock, the Company calculates the expected volatility by averaging the historical volatility of the Company’s New Common Stock price from July 13, 2009 to September 30, 2009 at a rate of 36.4% and the historical volatility of the stock price of a peer group in the telecommunications industry with similar market capitalization from October 1, 2004 to September 30, 2009 at a rate of 48.3%.

The following table summarizes information about Successor’s stock options outstanding at September 30, 2009:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value

$12.22	487,403	9.75	$12.22	$—	—	—	$—	$—

	487,403	9.75	$12.22	$—	—	—	$—	$—

For Emergence Performance Option and RSU compensation expense calculation, the Company assumes that it will meet the specified Adjusted EBITDA Targets in the next two consecutive fiscal years; therefore, according to the Plan, the two equal tranches of the options and RSUs will vest in Year 1 and Year 2, consecutively.

As of September 30, 2009, Successor had 0.9 million unvested awards outstanding of which $1.4 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.47 years. The number of unvested awards expected to vest is 0.4 million shares, with a weighted average remaining life of 9.75 years, a weighted average exercise price of $12.22, and an intrinsic value of $0.

Predecessor

Under the Plan of Reorganization, all stock options granted under the Predecessor’s Equity Incentive Plan were cancelled as of the Effective Date and $64 thousand of share-based compensation expense was recognized due to the accelerated recognition of the cancelled options. The Predecessor Company recorded an incremental $67 thousand and $199 thousand stock-based compensation expenses for the three and nine months ended September 30, 2008, respectively.

10.	INCOME TAXES

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

The Company adopted the provisions of ASC No. 740, “Income Taxes,” on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three months ended June 30, 2009, the Company obtained new information supporting certain existing tax positions of its Australian subsidiaries that resulted in a reduction of $8.1 million in the unrecognized tax benefits established in accordance with ASC No. 740. The reduction in the unrecognized tax benefit had the effect of an increase in deferred tax assets with an equal offset to the valuation allowance resulting in no effect on the financial statements.

Upon the Company’s emergence on July 1, 2009 from bankruptcy, the amount of the Company’s aggregate indebtedness was reduced. The reduction in the Company’s indebtedness will result in cancellation of debt (COD) income for tax purposes of approximately $329 million for the calendar year ending 2009. Because realization of such income will occur under the Bankruptcy Code, the Company will reduce federal and state net operating losses (NOL’s) attributes and will reduce the tax basis in other assets including U.S. and foreign stock basis and certain loan receivables. For state tax purposes, the 2009 COD income is expected to substantially reduce or completely eliminate the state NOLs.

As a result of the adoption of fresh start accounting upon emergence from bankruptcy as discussed in Note 4, the Company has increased its deferred tax liabilities by $57.1 million and increased goodwill by $57.1 million to reflect the increase in book basis certain assets adjusted for the fresh start, which had no increase in basis for tax purposes. $31.7 million of the goodwill and deferred tax liabilities relate to the fresh start increase to indefinite lived intangibles other than goodwill. This deferred tax liability will remain indefinitely, subject to reduction only if the related indefinite lived intangibles which gave rise to the deferred tax liabilities are impaired. The reduction of the deferred tax liability due to impairment of the underlying intangibles will provide a tax-benefited offset to any future impairment expense. The remaining $25.4 million of deferred tax liability will result in a tax benefit as the underlying amortizable intangible asset is amortized to the income statement. The relief of these deferred tax liability will not result in any payment of cash by the company.

In accordance with ASC No 805, the preliminary allocation of the reorganization value is subject to additional adjustment until the Company has completed its analysis, but not to exceed one year after emergence from bankruptcy, to provide the Company with the time to complete the valuation of the various attributes as a result of the Plan. The final determination of the tax assets and liabilities may differ from the amounts included in the consolidated financial statements and there can be no assurance that such adjustments will not be material.

On an ongoing basis, the Company monitors activity in its 5% shareholder base for substantial changes in ownership as defined under Internal Revenue Code Section 382 (“Section 382”). The Company believes that it underwent an ownership change for tax purposes (i.e., a more than 50% change in stock ownership change on the July 1, 2009 emergence date). As a result, the use of any of the Company’s federal and state NOL carryforwards and tax credits generated prior to the ownership change (that are not reduced pursuant to the provisions discussed in the preceding paragraph) will be subject to an annual limitation of approximately $1.7 million. The Company continues to monitor its ownership shifts and believes that there has not been a further ownership change as of September 30, 2009.

Section 382(l)(5) provides for an exception to the limitations of Section 382 for certain corporations that emerge from bankruptcy. The Company believes that it may meet the requirements for the benefits under Section 382(l)(5) but needs to complete its analysis to confirm whether or not such requirement have been met. The Company has the ability to elect out of the benefits of Section 382(l)(5) and apply the annual limitation. The election must be made with the filing of the Company’s calendar year 2009 federal income tax return no later than the extended due date of September 15, 2010. Certain future requirements must be met to receive the benefits of Section 382(l)(5). The Company will continue to monitor its tax position and evaluate the requirements to qualify for Section 382(l)(5) and make a final determination related to this tax treatment.

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

11.	OPERATING SEGMENT AND RELATED INFORMATION

The Company has six reportable operating segments based on management’s organization of the enterprise into geographic areas—United States, Canada, Europe, Australia, Brazil and the wholesale business from the United States and Europe managed as a separate global segment. During the quarter ended June 30, 2009, management identified its Brazil operating segment as a reportable segment due to management’s increased focus on it as a separate market and operations. The Company has appropriately presented its Brazil segment for the current periods and prior periods presented. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Corporate assets, capital expenditures and property and equipment-net are included in the United States segment, while corporate expenses are presented separately in Income (loss) from operations. The wholesale business’ assets are indistinguishable from the respective geographic segments. Therefore, any reporting related to the wholesale business for assets, capital expenditures or other balance sheet items is impractical.

Summary information with respect to the Company’s segments is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Net Revenue by Geographic Region
United States	$36,960	$43,247
Canada	57,367	66,811
Europe
United Kingdom	22,807	22,383
Germany	—	5,619
France	9,533	6,604
Spain	3,102	2,879
Italy	7,807	7,286
Belgium	1,790	1,928
Other	811	1,023

Total Europe	45,850	47,722

Australia	63,665	70,715
Brazil	4,105	2,761

Total	$207,947	$231,256

Net Revenue by Segment
United States	$15,863	$21,038
Canada	57,367	66,811
Europe	13,376	15,916
Australia	63,665	70,715
Wholesale	53,571	54,015
Brazil	4,105	2,761

Total	$207,947	$231,256

Provision for Doubtful Accounts Receivable
United States	$580	$901
Canada	548	1,015
Europe	221	128
Australia	998	875
Wholesale	165	271
Brazil	81	59

Total	$2,593	$3,249

Income from Operations
United States	$721	$61
Canada	1,256	10,158
Europe	(1,425)	(1,500)
Australia	1,612	1,119
Wholesale	554	(441)
Brazil	177	(617)

Total From Operating Segments	2,895	8,780
Corporate	(2,275)	(1,644)

Total	$620	$7,136

Capital Expenditures
United States	$196	$640
Canada	2,328	2,315
Europe	79	88
Australia	1,193	3,023
Brazil	90	91

Total	$3,886	$6,157

	Successor	Predecessor
	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009	Nine Months Ended September 30, 2008

Net Revenue by Geographic Region
United States	$36,960	$78,060	$128,411
Canada	57,367	108,306	204,248
Europe
United Kingdom	22,807	49,232	61,964
Germany	—	5	15,367
France	9,533	15,095	18,926
Spain	3,102	4,369	9,203
Italy	7,807	14,392	16,299
Belgium	1,790	3,376	6,211
Other	811	1,633	3,402

Total Europe	45,850	88,102	131,372
Australia	63,665	110,502	220,957
Brazil	4,105	6,246	7,599

Total	$207,947	$391,216	$692,587

Net Revenue by Segment
United States	$15,863	$35,013	$66,616
Canada	57,367	108,306	204,248
Europe	13,376	26,667	48,605
Australia	63,665	110,502	220,783
Wholesale	53,571	104,482	144,736
Brazil	4,105	6,246	7,599

Total	$207,947	$391,216	$692,587

Provision for Doubtful Accounts Receivable
United States	$580	$1,456	$2,069
Canada	548	1,106	1,892
Europe	221	210	527
Australia	998	1,738	3,103
Wholesale	165	516	828
Brazil	81	114	526

Total	$2,593	$5,140	$8,945

Income (Loss) from Operations
United States	$721	$4,304	$2,670
Canada	1,256	18,738	33,523
Europe	(1,425)	(309)	(4,971)
Australia	1,612	10,123	8,930
Wholesale	554	1,372	(1,738)
Brazil	177	231	(582)

Total From Operating Segments	2,895	34,459	37,832
Corporate	(2,275)	(6,670)	(5,756)

Total	$620	$27,789	$32,076

Capital Expenditures
United States	$196	$73	$1,206
Canada	2,328	3,127	7,638
Europe	79	174	769
Australia	1,193	1,997	10,928
Brazil	90	289	215

Total	$3,886	$5,660	$20,756

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	Successor	Predecessor
	September 30, 2009	December 31, 2008

Property and Equipment—Net
United States	$13,602	$15,590
Canada	57,108	44,234
Europe
United Kingdom	4,472	5,965
Other	1,635	577

Total Europe	6,107	6,542
Australia	73,856	45,282
Brazil	1,355	504

Total	$152,028	$112,152

	Successor	Predecessor
	September 30, 2009	December 31, 2008

Assets
United States	$138,151	$28,230
Canada	209,323	121,105
Europe
United Kingdom	30,334	23,597
Germany	541	2,710
France	8,625	6,326
Spain	3,916	2,170
Italy	9,985	9,301
Belgium	2,955	2,571
Other	32,113	28,521

Total Europe	88,469	75,196
Australia	139,004	101,650
Brazil	8,121	4,263

Total	$583,068	$330,444

The Company offers four main products—retail voice, wholesale voice, data/Internet and VOIP. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2009	2008
Retail voice	$99,806	$117,874
Wholesale	53,571	54,015
Data/Internet	41,312	46,211
Retail VOIP	13,258	13,156

Total	$207,947	$231,256

	Successor	Predecessor
	Three Months Ended September 30,	Six Months Ended July 1,	Nine Months Ended September 30,
	2009	2009	2008
Retail voice	$99,806	$193,669	$365,342
Wholesale	53,571	104,482	144,736
Data/Internet	41,312	72,979	142,416
Retail VOIP	13,258	20,086	40,093

Total	$207,947	$391,216	$692,587

12.	DISCONTINUED OPERATIONS

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

In the second quarter 2008, the Company determined it would sell its German retail operations. However, buyers were not found; therefore the Company decided to cease operations of the German retail business during the first quarter of 2009.

As a result of these events, the Company’s consolidated financial statements for all periods presented reflect the Japan retail operations and German retail operations as discontinued operations. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as loss from discontinued operations.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net revenue	$—	$907
Operating expenses	—	1,369

Loss from operations	—	(462)
Interest income and other income	—	27
Foreign currency transaction gain (loss)	—	(1)

Loss from discontinued operations	$—	$(436)

	Successor	Predecessor
	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009	Nine Months Ended September 30, 2008
Net revenue	$—	$300	$3,113
Operating expenses	—	995	3,677

Loss from operations	—	(695)	(564)
Interest income and other income	—	19	62

Loss from discontinued operations	$—	$(676)	$(502)

13.	BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

Successor

Potentially dilutive common shares for Successor include the dilutive effects of common shares issuable under the Successor’s Management Compensation Plan, including stock options, stock warrants and restricted stock units, using the treasury stock method.

For Successor’s three months ended September 30, 2009, the following could potentially dilute income per common share in the future but was excluded from the calculation of diluted income per common share due to its antidilutive effect:

•	0.9 million shares issuable upon exercise of stock options and RSUs under the Successor’s Management Compensation Plan;

•	4.5 million shares issuable upon exercise of stock warrants; and

•	2.7 million shares issuable upon exercise of CVRs.

Predecessor

Potentially dilutive common shares for Predecessor primarily included the dilutive effects of common shares issuable under Predecessor’s Equity Incentive Plan computed using the treasury stock method and the dilutive effects of shares issuable upon conversion of its 5% Exchangeable Senior Notes, the Step Up Convertible Subordinated Debentures, the 3 3/4% Convertible Senior Notes and the 2000 Convertible Subordinated Debentures.

For the six months ended July 1, 2009, the following could potentially dilute income per common share in the future but was excluded from the calculation of diluted income per common share due to its antidilutive effect:

•	7.8 million shares issuable under the Predecessor’s Equity Incentive Plan.

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

For the nine months ended September 30, 2008, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	8.0 million shares issuable upon exercise of stock options,

•	10.4 million shares issuable upon conversion of the Step Up Convertible Subordinated Debentures, and

•	6.0 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes.

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts):

	Predecessor
	Six Months Ended July 1, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Income from continuing operations	$471,579	$(32,784)	$10,807
Loss from discontinuing operations, net of tax	(676)	(436)	(502)
Gain from sale of discontinued operations, net of tax	251	—	—

Net income attributable to common stockholders—basic	471,154	(32,220)	10,305
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	210	—	—
Adjustment for interest expense on 3 3/4%
Convertible Senior Notes	332	—	—

Income attributable to common stockholders—diluted	$471,696	$(32,220)	$10,305

Weighted average common shares outstanding—basic	142,695	142,633	142,633
5% Exchangeable Senior Notes	19,474	—	33,505
Step Up Convertible Subordinated Debentures	7,280	—	—
3 3/4% Convertible Senior Notes	3,668	—	—

Weighted average common shares outstanding—diluted	173,117	142,633	176,138

Basic income per common share:
Income from continuing operations attributable to common stockholders	$3.30	$(0.23)	$0.07
Loss from discontinued operations	(0.00)	(0.00)	(0.00)
Gain from sale of discontinued operations	0.00	—	—

Net income attributable to common stockholders	$3.30	$(0.23)	$(0.07)

Diluted income per common share:
Income from continuing operations attributable to common stockholders	$2.72	$(0.23)	$0.06
Loss from discontinued operations	(0.00)	(0.00)	(0.00)
Gain from sale of discontinued operations	0.00	—	—

Net income attributable to common stockholders	$2.72	$(0.23)	$0.06

14.	REORGANIZATION ITEMS, NET

Reorganization items, net, represents amounts incurred as a direct result of the Chapter 11 filings and is presented separately in the Consolidated Condensed Statements of Operations. The following describes the components of reorganization items, net (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009
Professional Fees	$(307)	$(12,067)
Gain on Extinguishment of debt	—	243,185
Revaluation of assets and liabilities	—	188,612
Debt Premium, Discount and Deferred Financing Costs Write-off	—	(91)
Reversal of Future Interest Payments Recorded as Long Term Obligations	—	20,453
Interest Income	—	2

Reorganization Items, net	$(307)	$440,094

Professional fees include financial, legal and other services directly associated with the reorganization process. Payment for reorganization expense for the three months ended September 30, 2009 were $6.1 million. Payments for reorganization expense for the six months ended July 1, 2009 were $4.6 million. In accordance with ASC No. 852, the Company ceased amortization of debt premiums, discounts and deferred financing costs related to the liabilities subject to compromise on the Petition Date. The $3.5 million of unamortized debt premiums and discounts have been written off and recorded as a gain, offset by the expensing of $3.6 million of unamortized deferred financing costs, as an adjustment to the net carrying value of the pre-petition debt. Long term debt was further reduced by $20.5 million of future interest payable that previously had been recorded as a portion of long-term obligations for the 14 1/4% Senior Secured Notes and 5% Exchangeable Senior Notes as the issuance of these notes had been deemed troubled debt restructurings. Upon emergence from bankruptcy, Predecessor debt in the amount of $439.6 million was written off along with the accrued interest related to this debt in the amount of $11.5 million. In addition, the Successor Company issued $123.5 million of new debt upon emergence.

15.	GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Consolidating Financial Statements for IHC Debt Issuance

Primus Telecommunications IHC, Inc.’s 14 1/4% Senior Secured Notes were fully, unconditionally, jointly and severally guaranteed by Group on a senior basis and by Holding, Primus Telecommunications, Inc., TresCom International Inc., Least Cost Routing, Inc., TresCom U.S.A., Inc., iPRIMUS USA, Inc., and iPRIMUS.com, Inc., all 100% indirectly owned subsidiaries of Group (collectively, the “Other Guarantors”). Group has a 100% ownership in Holding and no direct subsidiaries other than Holding.

On the Effective Date, IHC, each of the Grantors party and U.S. Bank National Association, as collateral agent, entered into a First Amendment to the Collateral Agreement (the “Amended Collateral Agreement”), to provide that the obligations of both IHC and PTII, an indirect wholly owned subsidiary of Group, was secured by PTII’s assets, including 65% of the voting stock of foreign subsidiaries owned by PTII. In addition, on the Effective Date, Group and Holding entered into an Assumption Agreement in favor of U.S. Bank National Association, as collateral agent, pursuant to which each of Group and Holding became party to the Amended Collateral Agreement. As a result, Group and Holding’s existing guarantees of the Senior Subordinated Secured Notes are secured by a lien on the property of Group and Holding, respectively.

Accordingly, the following consolidating condensed financial information for the three months ended September 30, 2009 for Successor and for the six months ended July 1, 2009, and three months and nine months ended September 30, 2008 are included for (a) Group on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) Group’s indirect non-guarantor subsidiaries on a combined basis and (e) Group on a consolidated basis. The plan and fresh-start accounting adjustments reflected in Predecessor’s Consolidated Condensed Statements of Operations on July 1, 2009 are not presented separately in this presentation.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Successor
	For the Three Months Ended September 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$31,287	$176,660	$—	$207,947
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	25,260	110,816	—	136,076
Selling, general and administrative	612	1	6,428	44,098	—	51,139
Depreciation and amortization	—	—	1,541	18,488	—	20,029
Loss on sale or disposal of assets	—	—	11	72	—	83

Total operating expenses	612	1	33,240	173,474	—	207,327

INCOME (LOSS) FROM OPERATIONS	(612)	(1)	(1,953)	3,186	—	620
INTEREST EXPENSE	—	(4,399)	(3,121)	(1,243)	—	(8,763)
INTEREST INCOME AND OTHER INCOME (EXPENSE)	(4,230)	—	—	164	—	(4,066)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(2)	6,282	2	(10,729)	—	(4,447)
INTERCOMPANY INTEREST	(2,114)	7,507	(4,446)	(947)	—	—
MANAGEMENT FEE	—	—	984	(984)	—	—
ROYALTY FEE	—	3,134	—	(3,134)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(6,958)	12,523	(8,534)	(13,687)	—	(16,656)
REORGANIZATION ITEMS—NET	(413)	—	106	—	—	(307)

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(7,371)	12,523	(8,428)	(13,687)	—	(16,963)
INCOME TAX EXPENSE	—	441	236	1,408	—	2,085

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(7,371)	12,964	(8,192)	(12,279)	—	(14,878)
EQUITY IN NET INCOME OF SUBSIDIARIES	(7,827)	—	300	—	7,527	—

INCOME FROM CONTINUING OPERATIONS	(15,198)	12,964	(7,892)	(12,279)	7,527	(14,878)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	(110)	—	(110)

NET INCOME (LOSS)	(15,198)	12,964	(7,892)	(12,389)	7,527	(14,988)
Less: Net loss attributable to the noncontrolling interest	—	—	—	(210)	—	(210)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(15,198)	$12,964	$(7,892)	$(12,599)	$7,527	$(15,198)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(15,198)	$12,964	$(7,892)	$(12,489)	$7,527	$(15,088)
Loss from sale of discontinued operations	—	—	—	(110)	—	(110)

Net income (loss)	$(15,198)	$12,964	$(7,892)	$(12,599)	$7,527	$(15,198)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Predecessor
	For the Six Months Ended July 1, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$65,361	$325,855	$—	$391,216
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	52,058	203,230	—	255,288
Selling, general and administrative	4,638	23	12,587	78,588	—	95,836
Depreciation and amortization	—	—	1,317	11,029	—	12,346
(Gain) loss on sale or disposal of assets	—	—	(177)	134	—	(43)

Total operating expenses	4,638	23	65,785	292,981	—	363,427

INCOME (LOSS) FROM OPERATIONS	(4,638)	(23)	(424)	32,874	—	27,789
INTEREST EXPENSE	(794)	(3,331)	(7,867)	(2,143)	—	(14,135)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(129)	318	—	—	—	189
INTEREST AND OTHER INCOME	—	—	8	388	—	396
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,632	8,349	(705)	10,845	—	21,121
INTERCOMPANY INTEREST	(4,169)	14,549	(8,764)	(1,616)	—	—
MANAGEMENT FEE	—	—	4,152	(4,152)	—	—
ROYALTY FEE	—	5,277	—	(5,277)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(7,098)	25,139	(13,600)	30,919	—	35,360
REORGANIZATION ITEMS—NET	(34,650)	79,592	286,279	108,873	—	440,094

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(41,748)	104,731	272,679	139,792	—	475,454
INCOME TAX EXPENSE	—	(380)	(53)	(3,474)	—	(3,907)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(41,748)	104,351	272,626	136,318	—	471,547
EQUITY IN NET INCOME OF SUBSIDIARIES	512,902	—	321,743	—	(834,645)	—

INCOME FROM CONTINUING OPERATIONS	471,154	104,351	594,369	136,318	(834,645)	471,547
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(676)	—	(676)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	251	—	251

NET INCOME	471,154	104,351	594,369	135,893	(834,645)	471,122
Less: Net loss attributable to the noncontrolling interest	—	—	—	32	—	32

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$471,154	$104,351	$594,369	$135,925	$(834,645)	$471,154

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$471,154	$104,351	$594,369	$136,350	$(834,645)	$471,579
Loss from discontinued operations	—	—	—	(676)	—	(676)
Gain from sale of discontinued operations	—	—	—	251	—	251

Net income	$471,154	$104,351	$594,369	$135,925	$(834,645)	$471,154

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Predecessor
	For Three Months Ended September 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$36,321	$194,935	$—	$231,256

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	29,125	120,709	—	149,834
Selling, general and administrative	1,181	28	7,599	60,703	—	69,511
Depreciation and amortization	—	—	809	8,542	—	9,351
Gain from sale or disposal of assets	—	—	—	(4,576)	—	(4,576)

Total operating expenses	1,181	28	37,533	185,378	—	224,120

INCOME (LOSS) FROM OPERATIONS	(1,181)	(28)	(1,212)	9,557	—	7,136

INTEREST EXPENSE	(996)	(4,050)	(6,446)	(1,318)	—	(12,810)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(96)	365	—	—	—	269
INCOME (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	162	(41)	—	—	—	121
INTEREST INCOME AND OTHER INCOME	3	—	—	(1,035)	—	(1,032)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(4,199)	(7,712)	290	(11,424)	—	(23,045)
INTERCOMPANY INTEREST	(2,114)	7,408	(4,446)	(848)	—	—
MANAGEMENT FEE	—	—	1,567	(1,567)	—	—
ROYALTY FEE	—	3,509	—	(3,509)	—	—

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	(8,421)	(549)	(10,247)	(10,144)	—	(29,361)
INCOME TAX BENEFIT (EXPENSE)	—	(344)	165	(1,310)	—	(1,489)

LOSS BEFORE EQUITY IN NET LOSS OF SUBSIDIARIES	(8,421)	(893)	(10,082)	(11,454)	—	(30,850)
EQUITY IN NET LOSS OF SUBSIDIARIES	(24,799)	—	(15,357)	—	40,156	—

LOSS FROM CONTINUING OPERATIONS	(33,220)	(893)	(25,439)	(11,454)	40,156	(30,850)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(436)	—	(436)
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—	—

NET LOSS	(33,220)	(893)	(25,439)	(11,890)	40,156	(31,286)
Less: Net income attributable to the noncontrolling interest	—	—	—	(1,934)	—	(1,934)

NET LOSS ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(33,220)	$(893)	$(25,439)	$(13,824)	$40,156	$(33,220)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Loss from continuing operations, net of tax	$(33,220)	$(893)	$(25,439)	$(13,388)	$40,156	$(32,784)
Loss from discontinued operations	—	—	—	(436)	—	(436)

Net income	$(33,220)	$(893)	$(25,439)	$(13,824)	$40,156	$(33,220)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Predecessor
	For Nine Months Ended September 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$106,018	$586,569	$—	$692,587

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	84,715	349,098	—	433,813
Selling, general and administrative	3,755	146	25,675	178,762	—	208,338
Depreciation and amortization	—	—	2,490	22,911	—	25,401
Loss on sale or disposal of assets	—	—	(805)	(6,236)	—	(7,041)

Total operating expenses	3,755	146	112,075	544,535	—	660,511

INCOME (LOSS) FROM OPERATIONS	(3,755)	(146)	(6,057)	42,034	—	32,076

INTEREST EXPENSE	(4,304)	(11,854)	(21,418)	(3,981)	—	(41,557)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(608)	1,064	—	—	—	456
INCOME (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	12,232	(516)	22,784	108	—	34,608
INTEREST INCOME AND OTHER INCOME (EXPENSE)	18	—	(5)	2,144	—	2,157
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(1,504)	(4,224)	804	(8,280)	—	(13,204)
INTERCOMPANY INTEREST	(7,276)	13,267	(7,629)	1,638	—	—
MANAGEMENT FEE	—	—	4,818	(4,818)	—	—
ROYALTY FEE	—	10,815	—	(10,815)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(5,197)	8,406	(6,703)	18,030	—	14,536
INCOME TAX BENEFIT (EXPENSE)	210	126	790	(2,653)	—	(1,527)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(4,987)	8,532	(5,913)	15,377	—	13,009
EQUITY IN NET INCOME OF SUBSIDIARIES	15,292	—	18,993	—	(34,285)	—

INCOME FROM CONTINUING OPERATIONS	10,305	8,532	13,080	15,377	(34,285)	13,009
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(502)	—	(502)

NET INCOME	10,305	8,532	13,080	14,875	(34,285)	12,507
Less: Net income attributable to the noncontrolling interest	—	—	—	(2,202)	—	(2,202)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$10,305	$8,532	$13,080	$12,673	$(34,285)	$10,305

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$10,305	$8,532	$13,080	$13,175	$(34,285)	$10,807
Loss from discontinued operations	—	—	—	(502)	—	(502)

Net income	$10,305	$8,532	$13,080	$12,673	$(34,285)	$10,305

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	Successor
	September 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,643	$—	$1,475	$38,732	$—	$41,850
Restricted cash	—	—	—	—	—	—
Accounts receivable	—	—	11,646	80,934	—	92,580
Prepaid expenses and other current assets	370	—	5,932	9,363	—	15,665

Total current assets	2,013	—	19,053	129,029	—	150,095
INTERCOMPANY RECEIVABLES	—	229,482	561,636	48,238	(839,356)	—
INVESTMENTS IN SUBSIDIARIES	471,469	—	67,652	—	(539,121)	—
RESTRICTED CASH	—	—	253	9,924	—	10,177
PROPERTY AND EQUIPMENT—Net	—	—	12,763	139,265	—	152,028
GOODWILL	—	31,742	531	28,813	—	61,086
OTHER INTANGIBLE ASSETS—Net	—	—	83,166	104,386	—	187,552
OTHER ASSETS	—	—	940	21,190	—	22,130

TOTAL ASSETS	$473,482	$261,224	$745,994	$480,845	$(1,378,476)	$583,068

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$37	$—	$2,240	$40,810	$—	$43,087
Accrued interconnection costs	—	—	16,524	26,944	—	43,468
Deferred revenue	—	—	1,106	12,580	—	13,686
Accrued expenses and other current liabilities	3,673	—	5,400	40,164	—	49,237
Accrued income taxes	79	3,403	333	13,786	—	17,601
Accrued interest	—	4,398	30	1	—	4,429
Current portion of long-term obligations	—	—	5,212	10,230	—	15,442

Total current liabilities	3,789	7,801	30,845	144,515	—	186,950
INTERCOMPANY PAYABLES	372,890	—	153,864	312,603	(839,356)	—
LONG-TERM OBLIGATIONS	—	123,472	89,817	23,830	—	237,119
OTHER LIABILITIES	6,786	31,742	—	27,124	—	65,652

Total liabilities	383,465	163,015	274,526	508,072	(839,356)	489,721

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Deficit:
Common stock	10	—	—	—	—	10
Additional paid-in capital	84,690	85,245	458,781	(38,515)	(505,511)	84,690
Accumulated deficit	(15,198)	12,964	(7,827)	(12,599)	7,462	(15,198)
Accumulated other comprehensive loss	20,515	—	20,515	20,557	(41,072)	20,515

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	90,017	98,209	471,469	(30,557)	(539,121)	90,017

Noncontrolling interest	—	—	—	3,330	—	3,330

Total stockholders’ deficit	90,017	98,209	471,469	(27,227)	(539,121)	93,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$473,482	$261,224	$745,994	$480,845	$(1,378,476)	$583,068

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	Predecessor
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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Successor
	For the Three Months Ended September 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(15,198)	$12,964	$(7,892)	$(12,389)	$7,527	$(14,988)
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	413	—	(106)	—	—	307
Provision for doubtful accounts receivable	—	—	310	2,283	—	2,593
Stock compensation expense	—	—	308	—	—	308
Depreciation and amortization	—	—	1,541	18,488	—	20,029
Gain on sale or disposal of assets	—	—	11	182	—	193
Accretion of debt (premium) discount	—	—	—	—	—	—
Equity in net income of subsidiary	7,827	—	(300)	—	(7,527)	—
intercompany and foreign debt	—	(6,603)	(42)	9,878	—	3,233
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	(1,761)	4,395	—	2,634
(Increase) decrease in prepaid expenses and other current assets	(265)	—	41	2,374	—	2,150
Decrease in other assets	—	—	183	(3,522)	—	(3,339)
(Increase) decrease in intercompany balance		174	172,473	(172,647)	—	—
Decrease in accounts payable	(110)	—	(2,034)	(7,805)	—	(9,949)
Decrease in accrued interconnection costs	—	—	(239)	3,958	—	3,719
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	4,556	—	2,688	(1,818)	—	5,426
Increase (decrease) in accrued income taxes	5	(539)	—	(3,200)	—	(3,734)
Increase (decrease) in accrued interest	—	4,398	(86)	98	—	4,410

Net cash provided by (used in) operating activities before reorganization items	(2,772)	10,394	165,095	(159,725)	—	12,992
Cash effect of reorganization items	(6,121)	—	106	(106)	—	(6,121)

Net cash provided by (used in) operating activities	(8,893)	10,394	165,201	(159,831)	—	6,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	—	(3,886)	—	(3,886)
Sale of property and equipment and intangible assets	—	—	—	12	—	12
Cash from disposition of business, net of cash disposed	—	—	—	(110)	—	(110)
Increase in restricted cash	—	—	—	17	—	17
Proceeds from intercompany balance	10,505	—	80,733	—	(91,238)	—

Net cash provided by (used in) investing activities	10,505	—	80,733	(3,967)	(91,238)	(3,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term obligations	—	—	(932)	(3,666)	—	(4,598)
Proceeds from (payments on) intercompany balance	—	(10,394)	(254,236)	173,392	91,238	—

Net cash provided by (used in) financing activities	—	(10,394)	(255,168)	169,726	91,238	(4,598)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	2,083	—	2,083

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,612	—	(9,234)	8,011	—	389
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31	—	10,709	30,721	—	41,461

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,643	$—	$1,475	$38,732	$—	$41,850

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Predecessor
	For the Six Months Ended July 1, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$471,154	$104,351	$594,369	$135,893	$(834,645)	$471,122
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	30,186	(79,592)	(287,970)	(102,718)	—	(440,094)
Provision for doubtful accounts receivable	—	—	937	4,203	—	5,140
Stock compensation expense	—	—	27	—	—	27
Depreciation and amortization	—	—	1,317	11,029	—	12,346
Gain on sale or disposal of assets	—	—	(177)	(117)	—	(294)
Accretion of debt (premium) discount	129	(318)	—	—	—	(189)
Equity in net income of subsidiary	(512,902)	—	(321,711)	—	834,613	—
Minority interest share of loss	—	—	(32)	—	32	—
Deferred income taxes	—	—	141	(141)	—	—
Unrealized foreign currency transaction gain (loss) on intercompany and foreign debt	(2,636)	(8,668)	778	(10,176)	—	(20,702)
Changes in assets and liabilities, net of acquisitions:			—	—
Decrease in accounts receivable	—	—	3,628	4,170	—	7,798
(Increase) decrease in prepaid expenses and other current assets	183	—	327	(49)	—	461
Decrease in other assets	52	17	1,036	1,349	—	2,454
(Increase) decrease in intercompany balance	—	(6,885)	15,765	(8,880)	—	—
Decrease in accounts payable	(1,411)	—	(500)	(10,883)	—	(12,794)
Decrease in accrued interconnection costs	—	—	(1,768)	(3,593)	—	(5,361)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	8,885	—	(1,910)	(5,662)	—	1,313
Increase (decrease) in accrued income taxes	4	699	(649)	2,059	—	2,113
Increase (decrease) in accrued interest	397	3,314	(5,174)	(137)	—	(1,600)

Net cash provided by (used in) operating activities before reorganization items	(5,959)	12,918	(1,566)	16,347	—	21,740
Cash effect of reorganization items	(3,528)	—	(2,384)	1,317	—	(4,595)

Net cash provided by (used in) operating activities	(9,487)	12,918	(3,950)	17,664	—	17,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(115)	(5,545)	—	(5,660)
Sale of property and equipment and intangible assets	—	—	177	2	—	179
Cash from disposition of business, net of cash disposed	—	—	—	232	—	232
Cash used for business acquisitions, net of cash acquired	—	—	—	(199)	—	(199)
Increase in restricted cash	—	—	61	(207)	—	(146)
Proceeds from intercompany balance	9,366	—	7,992	—	(17,358)	—

Net cash provided by (used in) investing activities	9,366	—	8,115	(5,717)	(17,358)	(5,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term obligations	—	—	(517)	(7,775)	—	(8,292)
Proceeds from (payments on) intercompany balance	—	(12,918)	3,510	(7,950)	17,358	—

Net cash provided by (used in) financing activities	—	(12,918)	2,993	(15,725)	17,358	(8,292)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	1,202	—	1,202

NET CHANGE IN CASH AND CASH EQUIVALENTS	(121)	—	7,158	(2,576)	—	4,461
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152	—	3,551	33,297	—	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31	$—	$10,709	$30,721	$—	$41,461

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Predecessor
	For Nine Months Ended September 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,305	$8,532	$13,080	$14,875	$(34,285)	$12,507
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,786	7,159	—	8,945
Stock compensation expense	—	—	199	—	—	199
Depreciation and amortization	—	—	2,491	22,916	—	25,407
Gain on sale or disposal of assets	—	—	(805)	(6,236)	—	(7,041)
Accretion of debt (premium) discount	608	(1,065)	—	1	—	(456)
Equity in net income of subsidiary	(15,292)	—	(18,993)	—	34,285	—
Deferred income taxes	—	—	591	2,610	—	3,201
(Gain) loss on early extinguishment or restructuring of debt	(12,232)	515	(22,784)	(107)	—	(34,608)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	1,518	4,708	(823)	8,184	—	13,587
Changes in assets and liabilities, net of acquisitions:			—	—
Increase in accounts receivable	—	—	(1,687)	(10,589)	—	(12,276)
(Increase) decrease in prepaid expenses and other current assets	277	—	(28)	8,612	—	8,861
Decrease in other assets	455	29	820	124	—	1,428
(Increase) decrease in intercompany balance	—	(8,857)	(2,423)	11,280	—	—
Decrease in accounts payable	(604)	—	(1,281)	(5,352)	—	(7,237)
Decrease in accrued interconnection costs	—	—	(1,934)	(2,539)	—	(4,473)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	812	(505)	(2,193)	2,731	—	845
Decrease in accrued income taxes	(224)	(609)	(1,271)	(1,399)	—	(3,503)
Increase (decrease) in accrued interest	(929)	4,091	(3,920)	67	—	(691)

Net cash provided by (used in) operating activities	(15,306)	6,839	(39,175)	52,337	—	4,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(1,044)	(19,712)	—	(20,756)
Sale of property and equipment and intangible assets	—	—	805	4,936	—	5,741
Cash from disposition of business, net of cash disposed	—	—	—	1,676	—	1,676
Cash used for business acquisitions, net of cash acquired	—	—	—	(583)	—	(583)
Decrease in restricted cash	—	—	—	(100)	—	(100)
Proceeds from intercompany balance	26,516	—	20,693	—	(47,209)	—

Net cash provided by (used in) investing activities	26,516	—	20,454	(13,783)	(47,209)	(14,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	—	—	(11,217)
Principal payments on other long-term obligations	(1,200)	(3)	(5,502)	(3,831)	—	(10,536)
Proceeds from (payments on) intercompany balance	—	(6,836)	26,976	(67,349)	47,209	—

Net cash provided by (used in) financing activities	(12,417)	(6,839)	21,474	(71,180)	47,209	(21,753)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(2,572)	—	(2,572)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,207)	—	2,753	(35,198)	—	(33,652)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	—	670	79,313	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$92	$—	$3,423	$44,115	$—	$47,630

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our challenge concerning net revenue in recent years has been to overcome declines in long distance voice minutes of use per customer as more customers are using wireless devices and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice) has resulted in revenue declines in our long distance voice services. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend is resulting in greater competition from the existing wireline and wireless competitors and from more recent entrants, such as cable companies and VOIP companies, which could continue to affect adversely our net revenue per minute, as well as minutes of use. More recently, adverse global economic conditions have resulted in a contraction of spending by business and residential customers generally which, we believe, has had an adverse affect on our net revenues.

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

Our overall margin may fluctuate based on the relative volumes of international versus domestic long distance services; carrier services versus business and residential long distance services; prepaid services versus traditional post-paid voice services; Internet, VOIP and data services versus fixed line voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Our margin is also affected by customer transfer and migration fees. We generally pay a charge to install and transfer a new customer onto our network, and to migrate broadband and local customers. However, installing and migrating customers to our own networks, such as the local and broadband networks in Australia and Canada, enable us to increase our margin on such services as compared to resale of services using other carriers’ networks.

SG&A expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and other administrative costs. All SG&A expenses are expensed when incurred. Emphasis on cost containment and the shift of expenditures from non-revenue producing expenses to sales and marketing expenses has been heightened since growth in net revenue has been under pressure.

Emergence From Voluntary Reorganization under Chapter 11 Proceedings

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

As of July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC No. 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. The consolidated condensed statements of operations, comprehensive income (loss) and any references to “Successor” or “Successor Company” for the three months ended September 30, 2009, show the operations of the reorganized Company from and including July 1, 2009, the Effective Date, through September 30, 2009. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009, except for Predecessor’s July 1, 2009 statements of operations and comprehensive income (loss), which reflect only the effect of the plan adjustments and fresh-start accounting as of such date and do not reflect any operating results. See Note 4—“Fresh-Start Accounting” in the notes to these Consolidated Condensed Financial Statements for further details.

In this Management Discussion and Analysis of Financial Condition and Results of Operations, we compare Successor’s results of operations for period from July 2, 2009 to September 30, 2009 (the “Successor Period”) with Predecessor’s results of operations for the three months ended September 30, 2008. We combine Successor’s results of operations for the Successor Period with Predecessor’s results of operations for the period from January 1, 2009 to July 2, 2009. The combined periods have been compared to Predecessor’s nine months ended September 30, 2008. We believe that the comparison of the combined financial results provide management and investors a more meaningful analysis of our performance and trends for comparative purposes. The application of fresh-start accounting will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash flows of the Company.

Foreign Currency

Foreign currency can have a major impact on our financial results. Currently approximately 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (CAD), USD/Australian dollar (AUD), USD/British pound (GBP), and USD/Euro (EUR). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency previously contract required by the Canadian Credit Facility and an interest rate swap agreement. Despite the counterparty to the interest rate swap agreement entering bankruptcy in October 2008, management did not believe that breach or event of default had occurred in relation to the Canadian Credit Facility. As of March 10, 2009, under the Waiver and Amendment Agreement, the Lenders under the Canadian Credit Facility waived any such possible breach or event of default. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months and nine months ended September 30, 2009, as compared to the three months and nine months ended September 30, 2008, the USD was stronger on average as compared to the CAD, AUD, GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months and nine months ended September 30, 2009 and 2008 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009	2008	Variance	Variance %	2009	2008	Variance	Variance %
Canada	$57,367	$66,811	$(9,444)	(14)%	$165,673	$204,248	$(38,575)	(19)%
Australia	$63,665	$70,715	$(7,050)	(10)%	$174,167	$220,782	$(46,615)	(21)%
United Kingdom	$22,807	$22,383	$424	2%	$72,039	$61,964	$10,075	16%
Europe*	$22,617	$24,801	$(2,184)	(9)%	$60,622	$67,455	$(6,833)	(10)%

Net Revenue by Location—in Local Currencies

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009	2008	Variance	Variance %	2009	2008	Variance	Variance %
Canada (in CAD)	63,063	69,502	(6,439)	(9)%	193,597	207,975	(14,378)	(7)%
Australia (in AUD)	76,509	79,372	(2,863)	(4)%	232,150	241,865	(9,715)	(4)%
United Kingdom (in GBP)	14,037	11,815	2,222	19%	47,156	31,869	15,287	48%
Europe* (in EUR)	15,802	16,428	(626)	(4)%	44,307	44,271	36	0%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

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

In accordance with ASC No. 852, for periods including and subsequent to the filing of the Chapter 11 petition prior to emergence from bankruptcy, all pre-petition liabilities subject to compromise were segregated in the unaudited Consolidated Condensed Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Liabilities not subject to compromise were separately classified as current and non-current in the unaudited Consolidated Condensed Balance Sheet. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization were reported separately as reorganization items, net, in the unaudited Consolidated Condensed Statements of Operations. Net cash used for reorganization items was disclosed separately in the unaudited Consolidated Condensed Statements of Cash Flows.

After the emergence from bankruptcy on July 1, 2009, the amounts reported on our subsequent financial statements materially changed. We adopted the “fresh start” provisions of ASC No. 852, which requires that all assets and liabilities except deferred taxes be restated to their fair value. Deferred tax balances have been established as a result of the differences in the basis adjustments from fresh-start accounting. Certain of these fair values differ materially from the values recorded on the Predecessor Consolidated Condensed Balance Sheets. Our emergence from reorganization resulted in a new reporting entity that had no retained earnings or accumulated deficit before the Effective Date. Additionally, we must also adopt any changes in GAAP that it is otherwise required to adopt within twelve months of such date. For all of these reasons, our Successor’s financial statements are not comparable to our Predecessor’s.

No other significant changes in our critical accounting policies have occurred since December 31, 2008.

Results of Operations

Results of operations for the Successor Period as compared to the three months ended September 30, 2008

Net revenue, exclusive of the currency effect, decreased $10.5 million, or 4.5%, to $220.7 million for the three months ended September 30, 2009 from $231.3 million for the three months ended September 30, 2008. Inclusive of the currency effect, which accounted for a decrease of $12.8 million, net revenue decreased $23.3 million to $207.9 million for the three months ended September 30, 2009 from $231.3 millions for the three months ended September 30, 2008.

Canada: Canada net revenue, exclusive of the currency effect, decreased $6.2 million, or 9.3%, to $60.6 million for the three months ended September 30, 2009 from $66.8 million for the three months ended September 30, 2008. The revenue decrease is primarily attributable to a decrease of $3.9 million in retail voice services, a decrease of $2.3 million in prepaid voice services, a decrease of $0.3 million in wireless services and a decrease of $0.2 million in local services offset, in part, by an increase of $0.5 million in internet, data and hosting. Inclusive of the currency effect, which accounted for a $3.2 million decrease, net revenue decreased $9.4 million to $57.4 million for the three months ended September 30, 2009 from $66.8 million for the three months ended September 30, 2008.

Australia: Australia net revenue, exclusive of the currency effect, decreased $2.6 million, or 3.7%, to $68.2 million for the three months ended September 30, 2009 from $70.7 million for the three months ended September 30, 2008. The revenue decrease is primarily attributable to a decrease of $3.1 million in internet services, a decrease of $1.0 million in residential voice, a decrease of $0.4 million in broadband services offset, in part, by increases of $1.4 million in business services and $0.5 million in wireless services. Inclusive of the currency effect, which accounted for a $4.5 million decrease, net revenue decreased $7.1 million to $63.7 million for the three months ended September 30, 2009 from $70.7 million for the three months ending September 30, 2008.

Wholesale: Wholesale net revenue, exclusive of the currency effect, increased $3.0 million, or 5.6%, to $57.0 million for the three months ended September 30, 2009 from $54.0 million for the three months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $3.5 million decrease, net revenue decreased $0.5 million to $53.6 million for the three months ended September 30, 2009 from $54.0 million for the three months ended September 30, 2008. Due to the decision to cease our German retail operations, all German wholesale operations were transferred to the United Kingdom beginning in the third quarter 2008. This transfer was completed in the first quarter 2009 (see Note 5—“Discontinued Operations” to the Consolidated Condensed Financial Statements presented herein). The following table reflects net revenue for each major country (in thousands, except percentages):

Wholesale Revenue by Country—in USD

	Exclusive of Currency Effect							Inclusive of Currency
	Three Months Ended				Year-over-Year			Three Months Ended September 30, 2009
	September 30, 2009		September 30, 2008
	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total
United States	$21,097	37%	$22,210	41%	$(1,113)	-5%	$0	$21,097	39%
United Kingdom	21,852	38%	15,902	29%	5,950	37%	(2,872)	18,980	35%
France	3,935	7%	1,542	3%	2,393	155%	(144)	3,791	7%
Spain	2,512	5%	1,967	4%	545	28%	(75)	2,437	5%
Italy	7,642	13%	6,775	13%	867	13%	(376)	7,266	14%
Germany	—	0%	5,619	10%	(5,619)	-100%	—	—	0%

Wholesale Total	$57,038	100%	$54,015	100%	$3,023	6%	$(3,467)	$53,571	100%

United States: United States net revenue decreased $5.2 million, or 24.6%, to $15.9 million for the three months ended September 30, 2009 from $21.0 million for the three months ended September 30, 2008. The decrease is primarily attributable to a decrease of $3.2 million in retail voice services (for residential and small businesses), a decrease of $1.5 million in VOIP services and a decrease of $0.5 million in Internet services.

Europe: Europe net revenue, exclusive of the currency effect, decreased $1.5 million, or 9.1%, to $14.5 million for the three months ended September 30, 2009 from $15.9 million for the three months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $1.1 million decrease, net revenue decreased $2.5 million to $13.4 million for the three months ended September 30, 2009 from $15.9 million for the three months ended September 30, 2008.

The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Three Months Ended				Year-over-Year			Three Months Ended September 30, 2009
	September 30, 2009		September 30, 2008
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %	Currency Effect	Net Revenue	% of Europe
United Kingdom	$4,409	30%	$6,480	41%	$(2,071)	-32%	$(582)	$3,827	29%
France	6,055	42%	5,062	32%	993	20%	(313)	5,742	43%
Belgium	1,890	13%	1,928	12%	(38)	-2%	(100)	1,790	13%
Spain	701	5%	912	6%	(211)	-23%	(36)	665	5%
Italy	572	4%	511	3%	61	12%	(30)	542	4%
Other	833	6%	1,022	5%	(189)	-18%	(22)	811	6%

Europe Total	$14,460	100%	$15,915	100%	$(1,455)	-9%	$(1,083)	$13,377	100%

Brazil: Brazil net revenue, exclusive of the currency effect, increased $1.8 million, or 67.0%, to $4.6 million for the three months ended September 30, 2009 from $2.8 million for the three months ended September 30, 2008. The revenue increase is due primarily to an increase in VOIP services. Inclusive of the currency effect, which accounted for a $0.5 million decrease, net revenue increased $1.3 million to $4.1 million for the three months ended September 30, 2009 from $2.8 million for the three months ended September 30, 2008.

Cost of revenue, exclusive of the currency effect, decreased $4.9 million to $144.9 million, or 65.6% of net revenue, for the three months ended September 30, 2009 from $149.8 million, or 64.8% of net revenue, for the three months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $8.8 million decrease, cost of revenue decreased $13.8 million to $136.1 million for the three months ended September 30, 2009 from $149.8 million for the three months ended September 30, 2008.

Canada: Canada cost of revenue, exclusive of the currency effect, decreased $3.0 million to $26.7 million, or 44.0% of net revenue, for the three months ended September 30, 2009 from $29.7 million, or 44.4% of net revenue, for the three months ended September 30, 2008. The decrease is primarily attributable to a decrease in net revenue of $6.2 million. Inclusive of the currency effect, which accounted for a $1.4 million decrease, cost of revenue decreased $4.4 million to $25.3 million for the three months ended September 30, 2009 from $29.7 million for the three months ended September 30, 2008.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $1.8 million to $42.7 million, or 62.6% of net revenue, for the three months ended September 30, 2009 from $44.4 million, or 62.8% of net revenue, for the three months ended September 30, 2008. The decrease is primarily attributable to a $2.6 million decrease in net revenue. Inclusive of the currency effect, which accounted for a $2.8 million decrease, cost of revenue decreased $4.6 million to $39.8 million for the three months ended September 30, 2009 from $44.4 million for the three months ended September 30, 2008.

Wholesale: Wholesale cost of revenue, exclusive of the currency effect, increased $2.5 million to $54.8 million, or 96.0% of net revenue, for the three months ended September 30, 2009 from $52.3 million, or 96.8% of net revenue, for the three months ended September 30, 2008. The increase is primarily attributable to an increase in net revenue of $3.0 million offset, in part, by lower costs, as a percentage of net revenues, in the United States. Inclusive of the currency effect, which accounted for a $3.4 million decrease, cost of revenues decreased $0.9 million to $51.4 million for the three months ended September 30, 2009 from $52.3 million for the three months ended September 30, 2008.

United States: United States cost of revenue decreased $3.3 million to $7.2 million, or 45.5% of net revenue, for the three months ended September 30, 2009 from $10.5 million, or 49.9% of net revenue, for the three months ended September 30, 2008. The decrease is attributable to a decrease in net revenue of $5.2 million.

Europe: Europe cost of revenue, exclusive of the currency effect, decreased by $1.2 million to $10.1 million, or 70.0% of net revenue, for the three months ended September 30, 2009 from $11.3 million, or 70.9% of net revenue, for the three months ended September 30, 2008. The decrease is primarily due to a decrease in net revenue of $1.5 million offset, in part, by slightly lower costs, as a percentage of net revenue. Inclusive of the currency effect, which accounted for a $0.8 million decrease, cost of revenue decreased $2.0 million to $9.3 million for the three months ended September 30, 2009 from $11.3 million for the three months ended September 30, 2008.

Brazil: Brazil cost of revenue, exclusive of the currency effect, increased $1.8 million to $3.5 million, or 74.8% of net revenue, for the three months ended September 30, 2009 from $1.7 million, or 60.5% of net revenue, for the three months ended September 30, 2008. The increase is primarily attributable to an increase in net revenue of $1.8 million and higher costs as a percentage of net revenue. Inclusive of the currency effect, which accounted for a $0.4 million decrease, cost of revenue increased $1.4 million to $3.1 million for the three months ended September 30, 2009 from $1.7 million for the three months ended September 30, 2008.

Selling, general and administrative expenses, exclusive of the currency effect, decreased $15.6 million to $53.9 million, or 24.4% of net revenue, for the three months ended September 30, 2009 from $69.5 million, or 30.1% of net revenue, for the three months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $2.8 million decrease, selling, general and administrative expenses decreased $18.4 million to $51.1 million for the three months ended September 30, 2009 from $69.5 million for the three months ended September 30, 2008.

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $7.0 million to $21.6 million, or 35.6% of net revenue, for the three months ended September 30, 2009 from $28.6 million, or 42.8% of net revenue, for the three months ended September 30, 2008. The decrease is attributable to a decrease of $4.1 million in salaries and benefits, a decrease of $2.3 million in sales and marketing expenses and a decrease of $1.5 million in general and administrative expenses offset, in part, by an increase of $0.6 million in advertising expenses and $0.3 of other expenses. Inclusive of the currency effect, which accounted for a $1.1 decrease, selling, general and administrative expenses decreased $8.1 million to $20.5 million for the three months ended September 30, 2009 from $28.6 million for the three months ended September 30, 2008.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, decreased $4.0 million to $16.7 million, or 24.6% of net revenue, for the three months ended September 30, 2009 from $20.7 million, or 29.3% of net revenue, for the three months ended September 30, 2008. The decrease is attributable to a decrease of $2.0 million in salaries and benefits, a decrease of $1.2 million in sales and marketing expense, a decrease of $0.4 million in advertising expenses and a decrease of $0.4 million in general and administrative. Inclusive of the currency effect, which accounted for a $1.1 million decrease, selling, general and administrative expense decreased $5.0 million to $15.7 million for the three months ended September 30, 2009 from $20.7 million for the three months ended September 30, 2008.

Wholesale: Wholesale selling, general and administrative expense, exclusive of the currency effect, decreased $0.4 million to $1.7 million, or 3.0% of net revenue, for the three months ended September 30, 2009 from $2.2 million, or 4.0% of net revenue, for the three months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $0.1 million decrease, selling, general and administrative expense decreased $0.5 million to $1.6 million for the three months ended September 30, 2009 from $2.2 million for the three months ended September 30, 2008.

United States: United States selling, general and administrative expense decreased $3.1 million to $6.2 million, or 39.3% of net revenue, for the three months ended September 30, 2009 from $9.4 million, or 44.5% of net revenue, for the three months ended September 30, 2008. The decrease is attributable to decreases of $1.0 million in general and administrative expenses, $0.9 million in salaries and benefits, $0.4 million in advertising expenses, $0.4 million in occupancy, $0.3 million in sales and marketing expense and $0.1 in other expenses.

Europe: Europe selling, general and administrative expense, exclusive of the currency effect, decreased $0.9 million to $4.5 million, or 31.2% of net revenue, for the three months ended September 30, 2009 from $5.4 million, or 34.2% of net revenue, for the three months ended September 30, 2008. The decrease is attributable to a decrease of $1.0 million in salaries and benefits. Inclusive of the currency effect, which accounted for a $0.4 million decrease, selling, general and administrative expense decreased $1.3 million to $4.1 million for the three months ended September 30, 2009 from $5.4 million for the three months ended September 30, 2008.

Brazil: Brazil selling, general and administrative expense, exclusive of the currency effect, increased $0.7 million to $0.9 million, or 19.7% of net revenue, for the three months ended September 30, 2009 from $1.7 million, or 59.9% of net revenue, for the three months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $0.1 million decrease, selling, general and administrative expense decreased $0.9 million to $0.8 million for the three months ended September 30, 2009 from $1.7 million for the three months ended September 30, 2008.

Corporate: Corporate selling, general and administrative expense increased $0.6 million to $2.3 million for the three months ended September 30, 2009 from $1.6 million for the three months ended September 30, 2008. The increase is primarily due to an increase in salaries and benefits as a result of an incentive compensation accrual release in the prior year quarter offset, in part, by lower professional fees.

Depreciation and amortization expense was $20.0 million for the three months ended September 30, 2009. Depreciation and amortization expense was $9.4 million for the three months ended September 30, 2008. This change occurred as a result of the fair valuing of fixed and intangible assets per Fresh Start accounting which was implemented effective July 1, 2009. See Note 4—“Fresh Start Accounting” in the notes to the Condensed Consolidated Financial Statements include in Part I, Item 1 herein.

Interest expense and accretion on debt discount, net decreased $3.8 million to $8.8 million for the three months ended September 30, 2009 from $12.5 million for the three months ended September 30, 2008. The decrease was due to the lower debt levels primarily resulting from the cancellation of certain indebtedness through the Reorganization, effective as of July 1, 2009.

Interest income and other income (expense) decreased $3.1 million to $4.1 million expense for the three months ended September 30, 2009 from $1.0 million expense for the three months ended September 30, 2008. The decrease was mainly due to the change of the fair market value of CVRs of $4.2 million recognized at September 30, 2009

Foreign currency transaction gain decreased $18.7 million to $4.4 million for the three months ended September 30, 2009 from $23.0 million for the three months ended September 30, 2008. The gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Reorganization items, net is and $0.3 million expense for the three months ended September 30, 2009 due to the incurrence of professional fees as a result of the Chapter 11 Cases.

Income tax benefit (expense) is a $2.1 million benefit for the three months ended September 30, 2009 compared to a $1.5 million expense for the three months ended September 30, 2008. The benefit includes expenses made up of foreign withholding tax on intercompany interest and royalty fees owed to a United States subsidiary by our Canadian and Australian subsidiaries and charges for uncertain tax positions under ASC No. 740, “Income Taxes.” The foreign tax expense was offset by a significant benefit from the release of deferred tax liabilities related the amortization of certain fresh-start adjustments to fixed assets and intangibles as discussed in Note 10.

Results of operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

Net revenue, exclusive of the currency effect, decreased $2.4 million, or 0.4%, to $690.2 million for the nine months ended September 30, 2009 from $692.6 million for the nine months ended September 30, 2008. Inclusive of the currency effect, which accounted for a decrease of $91.0 million, net revenue decreased $93.4 million to $599.2 million for the nine months ended September 30, 2009 from $692.6 million for the nine months ended September 30, 2008.

Canada: Canada net revenue, exclusive of the currency effect, decreased $14.1 million, or 6.9%, to $190.2 million for the nine months ended September 30, 2009 from $204.2 million for the nine months ended September 30, 2008. The revenue decrease is primarily attributable to a decrease of $13.1 million in retail voice services, a decrease of $1.4 million in prepaid voice services and a decrease of $0.9 million in wireless services offset, in part, by and an increase of $0.7 million in internet and an increase of $0.7 million in data and hosting. Inclusive of the currency effect, which accounted for a $24.5 million decrease, net revenue decreased $38.6 million to $165.7 million for the nine months ended September 30, 2009 from $204.2 million for the nine months ended September 30, 2008.

Australia: Australia net revenue, exclusive of the currency effect, decreased $8.9 million, or 4.0%, to $211.9 million for the nine months ended September 30, 2009 from $220.8 million for the nine months ended September 30, 2008. The revenue decrease is primarily attributable to a decrease of $11.1 million in internet services, a decrease of $2.5 million in residential voice and a decrease of $2.4 million in broadband services offset, in part, by increases of $5.7 million in business services and $1.6 million in wireless services. Inclusive of the currency effect, which accounted for a $37.7 million decrease, net revenue decreased $46.6 million to $174.2 million for the nine months ended September 30, 2009 from $220.8 million for the nine months ending September 30, 2008.

Wholesale: Wholesale net revenue, exclusive of the currency effect, increased $33.1 million, or 22.9%, to $177.9 million for the nine months ended September 30, 2009 from $144.7 million for the nine months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $19.8 million decrease, net revenue increased $13.3 million to $158.1 million for the nine months ended September 30, 2009 from $144.7 million for the nine months ended September 30, 2008. Due to the decision to cease our German retail operations, all German wholesale operations were transferred to the United Kingdom beginning in the third quarter 2008. This transfer was completed in the first quarter 2009 (see Note 5—“Discontinued Operations” to the Consolidated Condensed Financial Statements presented herein). The following table reflects net revenue for each major country (in thousands, except percentages):

Wholesale Revenue by Country—in USD

	Exclusive of Currency Effect							Inclusive of Currency
	Nine Months Ended				Year-over-Year			Nine Months Ended September 30, 2009
	September 30, 2009		September 30, 2008
	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total

United States	$64,145	36%	$61,795	43%	$2,350	4%	$—	$64,145	41%
United Kingdom	75,162	42%	41,884	28%	33,278	79%	(16,036)	59,127	37%
France	9,618	5%	4,911	3%	4,707	96%	(891)	8,727	6%
Spain	6,060	3%	5,980	4%	80	1%	(518)	5,542	4%
Italy	22,872	12%	14,626	10%	8,246	56%	(2,365)	20,507	13%
Germany	6	0%	15,367	11%	(15,361)	-100%	(1)	5	0%
Other	—	0%	173	0%	(173)	-100%	—	—	0%

Total Wholesale	$177,863	100%	$144,736	100%	$33,127	23%	$(19,811)	$158,053	100%

United States: United States net revenue decreased $15.7 million, or 23.6%, to $50.9 million for the nine months ended September 30, 2009 from $66.6 million for the nine months ended September 30, 2008. The decrease is primarily attributable to a decrease of $10.0 million in retail voice services (for residential and small businesses), a decrease of $4.4 million in VOIP services and a decrease of $1.3 million in Internet services.

Europe: Europe net revenue, exclusive of the currency effect, decreased $2.0 million, or 4.1%, to $46.6 million for the nine months ended September 30, 2009 from $48.6 million for the nine months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $6.6 million decrease, net revenue decreased $8.6 million to $40.0 million for the nine months ended September 30, 2009 from $48.6 million for the nine months ended September 30, 2008.

The following table reflects net revenue for each major country in Europe (in thousands, except percentages):

Revenue by Country (Excluding Wholesale)—in USD

	Exclusive of Currency Effect							Inclusive of Currency
	Nine Months Ended				Year-over-Year			Nine Months Ended September 30, 2009
	September 30, 2009		September 30, 2008
	Net Revenue	% of Europe	Net Revenue	% of Europe	Variance	Variance %	Currency Effect	Net Revenue	% of Europe
United Kingdom	$16,492	35%	$20,081	41%	(3,589)	-18%	(3,580)	$12,912	32%
France	17,714	38%	14,015	29%	3,699	26%	(1,813)	15,900	40%
Belgium	5,768	12%	6,211	13%	(443)	-7%	(603)	5,165	13%
Spain	2,150	5%	3,223	7%	(1,073)	-33%	(222)	1,929	5%
Italy	1,892	4%	1,673	3%	219	13%	(201)	1,691	4%
Other	2,598	6%	3,402	7%	(804)	-24%	(151)	2,447	6%

Europe Total	$46,614	100%	$48,605	100%	$(1,991)	-4%	$(6,570)	$40,044	100%

Brazil: Brazil net revenue, exclusive of the currency effect, increased $5.1 million, or 67.4%, to $12.7 million for the nine months ended September 30, 2009 from $7.6 million for the nine months ended September 30, 2008. The revenue increase is due primarily to an increase in VOIP services. Inclusive of the currency effect, which accounted for a $2.4 million decrease, net revenue increased $2.8 million to $10.4 million for the nine months ended September 30, 2009 from $7.6 million for the nine months ended September 30, 2008.

Cost of revenue, exclusive of the currency effect, increased $17.6 million to $451.4 million, or 65.4% of net revenue, for the nine months ended September 30, 2009 from $433.8 million, or 62.6% of net revenue, for the nine months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $60.1 million decrease, cost of revenue decreased $42.4 million to $391.4 million for the nine months ended September 30, 2009 from $433.8 million for the nine months ended September 30, 2008.

Canada: Canada cost of revenue, exclusive of the currency effect, decreased $5.3 million to $83.2 million, or 43.8% of net revenue, for the nine months ended September 30, 2009 from $88.5 million, or 43.4% of net revenue, for the nine months ended September 30, 2008. The decrease is primarily attributable to a decrease in net revenue of $14.1 million and slightly higher costs, as a percentage of net revenue. Inclusive of the currency effect, which accounted for a $10.7 million decrease, cost of revenue decreased $16.1 million to $72.5 million for the nine months ended September 30, 2009 from $88.5 million for the nine months ended September 30, 2008.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $0.7 million to $133.1 million, or 62.8% of net revenue, for the nine months ended September 30, 2009 from $133.7 million, or 60.6% of net revenue, for the nine months ended September 30, 2008. The decrease is primarily attributable to a decrease in net revenues of $8.9 million offset by a $5.8 million reduction to cost of revenue in 2008 as the result of rulings by the Australian regulatory authority. Inclusive of the currency effect, which accounted for a $23.8 million decrease, cost of revenue decreased $24.5 million to $109.3 million for the three months ended September 30, 2009 from $133.7 million for the three months ended September 30, 2008.

Wholesale: Wholesale cost of revenue, exclusive of the currency effect, increased $30.2 million to $170.2 million, or 95.7% of net revenue, for the nine months ended September 30, 2009 from $140.0 million, or 96.7% of net revenue, for the nine months ended September 30, 2008. The increase is primarily attributable to an increase in net revenue of $33.1 million offset, in part, by lower costs, as a percentage of net revenues, in the United States. Inclusive of the currency effect, which accounted for a $19.1 million decrease, cost of revenue increased $11.1 million to $151.1 million for the nine months ended September 30, 2009 from $140.0 million for the nine months ended September 30, 2008.

United States: United States cost of revenue decreased $10.5 million to $23.1 million, or 45.3% of the net revenue, for the nine months ended September 30, 2009 from $33.6 million, or 50.4% of net revenue, for the nine months ended September 30, 2008. The decrease is primarily attributable to a decrease of $15.7 million in net revenue and a cost recovery of $1.5 million from a dispute settlement.

Europe: European cost of revenue, exclusive of the currency effect, decreased by $0.7 million to $32.6 million, or 70.0% of net revenue, for the nine months ended September 30, 2009 from $33.3 million, or 69.0% of net revenue, for the nine months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $4.7 million decrease, cost of revenue decreased $5.4 million to $27.9 million for the nine months ended September 30, 2009 from $33.3 million for the nine months ended September 30, 2008.

Brazil: Brazil cost of revenue, exclusive of the currency effect, increased $4.6 million to $9.3 million, or 73.0% of net revenue, for the nine months ended September 30, 2009 from $4.7 million, or 61.6% of net revenue, for the nine months ended September 30, 2008. The increase is primarily attributable to an increase in net revenue of $5.1 million and higher costs, as a percentage of net revenue. Inclusive of the currency effect, which accounted for a $1.7 million decrease, cost of revenue increased $2.9 million to $7.6 million for the nine months ended September 30, 2009 from $4.7 million for the nine months ended September 30, 2008.

Selling, general and administrative expenses, exclusive of the currency effect, decreased $40.9 million to $167.4 million, or 24.3% of net revenue, for the nine months ended September 30, 2009 from $208.3 million, or 30.1% of net revenue, for the nine months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $20.4 million decrease, selling, general and administrative expenses decreased $61.4 million to $147.0 million for the nine months ended September 30, 2009 from $208.3 million for the nine months ended September 30, 2008.

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $13.1 million to $65.4 million, or 34.4% of net revenue, for the nine months ended September 30, 2009 from $78.5 million, or 38.4% of net revenue, for the nine months ended September 30, 2008. The decrease is attributable to a decrease of $7.9 million in salaries and benefits, a decrease of $5.1 million in sales and marketing expenses, a decrease of 0.7 million in general and administrative expenses and a decrease of $0.5 million in travel and entertainment offset, in part, by an increase in professional fees of $0.8 million and an increase of $0.5 million in occupancy. Inclusive of the currency effect, which accounted for a $8.3 million decrease, selling, general and administrative expenses decreased $21.4 million to $57.1 million for the nine months ended September 30, 2009 from $78.5 million for the nine months ended September 30, 2008.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, decreased $15.7 million to $51.1 million, or 24.1% of net revenue, for the nine months ended September 30, 2009 from $66.8 million, or 30.3% of net revenue, for the nine months ended September 30, 2008. The decrease is attributable to a decrease of $5.8 million in salaries and benefits, a decrease of $6.5 million in sales and marketing expense, a decrease of $2.0 million in advertising expenses, a decrease of $1.1 million in general and administrative expenses and a decrease of $0.6 million in professional fees offset, in part, by an increase of $0.5 million in occupancy. Inclusive of the currency effect, which accounted for a $9.0 million decrease, selling, general and administrative expense decreased $24.7 million to $42.1 million for the nine months ended September 30, 2009 from $66.8 million for the nine months ended September 30, 2008.

Wholesale: Wholesale selling, general and administrative expense, exclusive of the currency effect, decreased $0.9 million to $5.6 million, or 3.1% of net revenue, for the nine months ended September 30, 2009 from $6.5 million, or 4.5% of net revenue, for the nine months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $0.6 million decrease, selling, general and administrative expense decreased $1.4 million to $5.0 million for the nine months ended September 30, 2009 from $6.5 million for the nine months ended September 30, 2008.

United States: United States selling, general and administrative expenses decreased $8.4 million to $19.4 million, or 38.1% of net revenue, for the nine months ended September 30, 2009 from $27.7 million, or 41.6% of net revenue, for the nine months ended September 30, 2008. The decrease is attributable to a decrease of $2.8 million in salaries and benefits, a decrease of $2.0 million in advertising expenses, a decrease of $1.6 million in general and administrative expenses, a decrease of $0.9 million in sales and marketing expense, a decrease of $0.5 million in occupancy and a $0.4 million in professional fees.

Europe: Europe selling, general and administrative expense, exclusive of the currency effect, decreased $4.1 million to $16.9 million, or 10.6% of net revenue, for the nine months ended September 30, 2009 from $21.0 million, or 16.0% of net revenue, for the nine months ended September 30, 2008. The decrease is attributable to a decrease of $2.4 million in salaries and benefits, a decrease of $0.8 million in occupancy, a decrease of $0.2 million in advertising expense, a decrease of $0.4 million in professional expenses, and $0.3 in other expenses. Inclusive of the currency effect, which accounted for a $2.5 million decrease, selling, general and administrative expense decreased $6.6 million to $14.4 million for the nine months ended September 30, 2009 from $21.0 million for the nine months ended September 30, 2008.

Brazil: Brazil selling, general and administrative expense, exclusive of the currency effect, decreased $0.6 million to $2.8 million, or 21.9% of net revenue, for the nine months ended September 30, 2009 from $3.4 million, or 44.2% of net revenue, for the nine months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $0.5 million decrease, selling, general and administrative expense decreased $1.1 million to $2.3 million for the nine months ended September 30, 2009 from $3.4 million for the nine months ended September 30, 2008.

Corporate: Corporate selling, general and administrative expense increased $0.9 million to $8.9 million for the nine months ended September 30, 2009 from $8.0 million for the nine months ended September 30, 2008. The increase is primarily due to an increase in compensation and severance accruals offset, in part, by lower professional fees.

Depreciation and amortization expense was $32.4 million for the nine months ended September 30, 2009. Depreciation and amortization expense was $25.4 million for the nine months ended September 30, 2008. This change occurred as a result of the fair valuing of fixed and intangible assets per Fresh Start accounting which was implemented effective July 1, 2009. See Note 4—“ Fresh Start Accounting” in the notes to the Condensed Consolidated Financial Statements include in Part I, Item 1 herein.

Gain/loss on sale or disposal of assets—In the nine months ended September 30, 2008, we recognized a gain of $0.8 million associated with the sale of certain surplus fiber assets in the US and a gain of $1.8 million associated with a sale of a minority equity investment in a Japanese entity, and a gain of $4.6 million associated with the sale of primarily WIMAX spectrum assets.

Interest expense and accretion on debt discount, net decreased $18.4 million to $22.7 million for the nine months ended September 30, 2009 from $41.1 million for the nine months ended September 30, 2008. The decrease was due to the lower debt levels primarily resulting from the cancellation of certain indebtedness through the Reorganization, effective as of July 1, 2009.

Interest income and other income (expense) decreased $5.9 million to $3.7 million expense for the nine months ended September 30, 2009 from $2.2 million income for the nine months ended September 30, 2008. The decrease was mainly due to the change of the fair market value of CVRs of $4.2 million recognized at September 30, 2009

Gain on early extinguishment or restructuring of debt was $34.6 million from the nine months ended September 30, 2008. In the second quarter 2008, we realized a gain on restructuring of debt of $32.2 million including the expensing of related financing costs. In the first quarter 2008, we made open market debt purchases resulting in a $2.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs, discount and effective interest.

Foreign currency transaction gain increased $18.9 million to $16.7 million for the nine months ended September 30, 2009 from $2.2 million for the nine months ended September 30, 2008. This gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Reorganization items, net was a $440.0 million gain for the nine months ended September 30, 2009. In accordance with ASC No. 852, the Company ceased amortization of debt premiums, discounts and deferred financing costs related to the liabilities subject to compromise on the Petition Date. The $3.5 million of unamortized debt premiums and discounts has been written off and recorded as a gain, offset by the expensing of $3.6 million of unamortized deferred financing costs, as an adjustment to the net carrying value of the pre-petition debt, and the incurrence of professional fees regarding the bankruptcy filing. Long term debt was further reduced by $20.5 million of future interest payable that previously had been recorded as a portion of long-term obligations for the 14  1/4% Senior Secured Notes and 5% Exchangeable Senior Notes as the issuance of these notes had been deemed troubled debt restructurings. Professional fees and other expenses related to the reorganization were $12.1 million for the nine months ended September 30, 2009.

Income tax expense decreased to an expense of $1.8 million for the nine months ended September 30, 2009. The expense consists of foreign withholding tax on intercompany interest and royalty fees owed to a United States subsidiary by our Canadian and Australian subsidiaries, charges for uncertain tax positions under ASC No. 740, “Income Taxes.”, taxable results for the operations of our Canadian subsidiaries and a tax benefit for the release of deferred tax liabilities set up in fresh-start relating to the current period amortization of the underlying asset for which the deferred tax liability was set up. The decrease in tax expense year-to-date as compare the income tax expense as of June 30, 2009 was primarily due the release of accrued tax liabilities related to the amortization of fresh start items.

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

Net cash provided by operating activities was $6.9 million for the three months ended September 30, 2009. For the three months ended September 30, 2009, net income, net of non-cash operating activity, provided $11.7 million of cash. In addition, cash was increased by a reduction in accounts receivable of $2.6 million, a reduction in prepaid expenses and other current assets of $2.1 million, an increase in accrued interconnection costs of $3.7 million, an increase in accrued expenses, deferred revenue, other current liabilities and other liabilities, net of $5.4 million and an increase in accrued interest of $4.4 million. For the three months ended September 30, 2009, we used $3.3 million to increase other assets, $9.9 million to reduce our accounts payable, and $3.7 million to reduce our accrued income taxes. Cash effect of reorganization items was $6.1 million.

Net cash used in investing activities was $4.0 million for the three months ended September 30, 2009, which included $3.9 million of capital expenditures.

Net cash used in financing activities was $4.6 million for the three months ended September 30, 2009. During the three months ended September 30, 2009, $1.5 million was used to reduce our Canadian Credit Facility, $0.9 million was used to reduce the principal amount of the Term Loan, $1.5 million was used to payoff a financing arrangement for network equipment in Australia, and $0.7 million was used to reduce the principal amounts outstanding on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

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

Notwithstanding consummation of the Plan, we expect to continue to have significant debt service obligations on a long-term basis. Cash flows from operations are not anticipated to be sufficient to make the balloon payments on the remaining $94.8 million principal amount of the Senior Secured Term Loan Facility, the $28.0 million principal amount of the Canadian Credit Facility and the $123.5 million principal amount of the Senior Subordinated Secured Notes due February 2011, May 2011 and May 2013, respectively; therefore, we expect to seek external financing prior to these maturity dates. There can be no assurance we will be successful in these efforts to consummate timely any such transactions or at all or to obtain any such financing on acceptable terms or at all, especially in consideration of the state of the current global economic and credit situation. We may be subject to additional covenants and limitations in levels of debt and debt transactions. If we are successful in raising additional financing or issuing our securities in exchange for or extension of debt, securities comprising a significant percentage of our diluted equity capital may be issued in connection with the completion of such transactions. Additionally, if our plans or assumptions change or prove inaccurate, including those with respect to our debt levels, currency exchange rates, competitive developments, developments affecting our network or product initiatives, services, operations or cash from operating activities, if we consummate additional investments or acquisitions, if we experience unexpected costs or competitive pressures or if existing cash and any other borrowings prove to be insufficient, we may need to obtain such financing and/or relief sooner than expected. In such circumstances, there can be no assurance we will be successful in these efforts to obtain new capital or debt financing at acceptable terms or to exchange or to extend debt. Also there can be no assurance that changes in assumptions or conditions, including those referenced herein and under “Part II. Item 1A. Risk Factors,” and “—Special Note Regarding Forward-Looking Statements” will not adversely affect our financial condition or short-term or long-term liquidity.

As of September 30, 2009, we have $31.9 million in future minimum purchase obligations, $51.9 million in future operating lease payments and $252.6 million of indebtedness. At September 30, 2009, approximately $90.0 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC No. 740; however, we are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below. Included in the unrecognized tax benefits not included in the table below, we have recorded a liability for potential penalties and interest of $0.1 million for the quarter ended September 30, 2009.

The obligations reflected in the table below reflect the contractual payments of principal and interest that existed as of September 30, 2009:

Year Ending December 31,	Vendor Financing and Other	Senior Secured Term Loan Facility (1)	Senior Subordinated Secured Notes	Canadian Credit Facility (2)	Purchase Obligations	Operating Leases	Total
	(amounts in thousands)
2009 (as of September 30, 2009)	$727	$3,833	$7,331	$1,992	$7,093	$4,330	$25,306
2010	4,497	16,767	17,595	7,685	17,719	13,724	77,987
2011	1,223	89,713	17,595	21,036	4,305	10,186	144,058
2012	349	—	17,595	—	2,761	8,559	29,264
2013	161	—	132,269	—	—	6,038	138,468
Thereafter	33	—	—	—	—	9,075	9,108

Total Minimum Principal & Interest Payments	6,990	110,313	192,385	30,713	31,878	51,912	424,191
Less: Amount
Representing Interest	(726)	(15,488)	(68,913)	(2,713)	—	—	(87,840)

Total Long-Term Obligations	$6,264	$94,825	$123,472	$28,000	$31,878	$51,912	$336,351

(1)	For preparation of this table, we have assumed the interest rate of the Senior Secured Term Loan Facility to be 12.0%.
(2)	For preparation of this table, we have assumed the interest rate of the Canadian Credit Facility to be 7.0%.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $7.1 million, $17.7 million, $4.3 million, and $2.8 million remaining in 2009, 2010, 2011 and 2012, respectively.

Newly Adopted Accounting Principles

Effective July 1, 2009, we adopted ASC No. 105, “Generally Accepted Accounting Principles.” ASC No. 105 establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The adoption did not have a material impact on our results of operations, financial position and cash flows.

Effective April 1, 2009, we adopted ASC No. 855, “Subsequent Events”. ASC No. 855 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC No. 855 also requires disclosure of the date through which subsequent events are evaluated by management. The adoption did not have a material effect on our results of operations, financial position or cash flows. Management has evaluated subsequent events through August 13, 2009, for this quarterly report on Form 10-Q, for the quarter ended June 30, 2009.

Effective January 1, 2009, we adopted ASC No. 470-20, “Debt with Conversion and Other Options.” ASC No. 470-20 requires issuers of convertible debt securities to separate securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. ASC No. 470-20 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The adoption did not have a material effect on our results of operations, financial position or cash flows.

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

Effective January 1, 2009, we adopted ASC No. 805, “Business Combinations.” ASC No. 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The adoption did not have a material effect on our results of operations, financial position or cash flows.

In February 2008, the FASB issued ASC No. 820, “Fair Value Measurements.” The provisions of ASC No. 820 provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, where adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have a material impact on our financial statements. ASC No. 820 collectively delayed the effective date for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until financial years beginning after November 15, 2008, and changed the scope of ASC No. 820. On January 1, 2009, we adopted the provisions of ASC No. 820 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The provisions adopted in the first quarter 2009 did not have an impact on our financial statements as we did not have any fair value measurements of nonfinancial assets and liabilities as of September 30, 2009.

In March 2008, the FASB issued ASC No. 815, “Derivative and Hedging.” ASC No. 815 amends and expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of the use of derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. ASC No. 815 is effective for financial statements issued for fiscal years interim periods beginning after November 15, 2008. The adoption on January 1, 2009 did not have a material impact on the Company’s results of operations, financial position and cash flows.

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

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q and elsewhere concerning future liquidity, cost savings initiatives and related matters constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this filing. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

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

•

difficulty in maintaining or increasing customer revenues and margins through our product initiatives and bundled service offerings, and difficulties in migrating and provisioning broadband and local customers to digital subscriber line (DSL) networks;

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

•

dependence on the performance of our global standard asynchronous transfer mode and Internet-based protocol (ATM+IP) communications network; risks associated with maintaining and upgrading networks; and

•

adverse regulatory rulings or actions affecting our operations, including the imposition of taxes and fees, the imposition of obligations upon VOIP providers to provide enhanced 911 (E911) services and restricting access to broadband networks owned and operated by others, including the development of a national broadband network in Australia.

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

Foreign currency can have a major impact on our financial results. Currently about 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions. However, during the fourth quarter 2007, we completed a forward currency contract required by the Canadian Credit Facility and an interest rate swap. Despite the counterparty to the interest rate swap agreement entering bankruptcy in October 2008, management did not believe that breach or event of default had occurred in relation to the Canadian Credit Facility. As of March 10, 2009, under the Waiver and Amendment Agreement described in Item 1 under caption “Canadian Credit Facility”, the Lenders under the Canadian Credit Facility waived any such possible breach or event of default. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months and nine months ended September 30, 2009, as compared to the three months and nine months ended September 30, 2008, the USD was stronger on average as compared to the AUD, CAD, GBP and EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (4)%, (9)%, 19% and (4)% in local currency compared to the three months ended September 30, 2008, but increased (decreased) (10)%, (14)%, 2% and (9)% in USD, respectively. Our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (4)%, (7)%, 48% and 0% in local currency compared to the nine months ended September 30, 2008, but increased (decreased) (21)%, (19)%, 16% and (10)% in USD, respectively

Interest rates—The Senior Subordinated Secured Notes are at a fixed interest rate of 14.25%. However, the Term Loan is at a variable rate of LIBOR plus 9.00% with a LIBOR floor of 3.00%, and the Canadian Credit Facility is at a variable rate LIBOR plus 4.50% with a LIBOR floor of 2.50%. We are exposed to interest rate risk as debt refinancing may be required. Our primary exposure to market risk stems from fluctuations in interest rates.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the nine months ended September 30, 2009 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our senior secured term loan, Senior Subordinated Secured Notes, Canadian Credit Facility, leased fiber capacity, and other long-term obligations in effect at September 30, 2009.

	Year of Maturity						Total	Fair Value
	2009	2010	2011	2012	2013	Thereafter
	(in thousands, except percentages)
Fixed Rate	$548	$4,079	$1,126	$326	$123,625	$32	$129,736	$119,242
Average Interest Rate	8.7%	12.5%	10.8%	8.9%	14.2%	4.0%	14.1%
Variable Rate	$2,425	$11,600	$108,800	$—	$—	$—	$122,825	$109,866
Average Interest Rate	8.9%	9.4%	11.1%	0.0%	0.0%	0.0%	10.9%

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control.

Our Principal Executive Officer and our Principal Financial Officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected or is reasonably likely to affect materially, our internal control over financial reporting, except for the item noted below.

Our income tax accounting has significant complexity due to the nature of our business, our varied types of refinancing and debt transactions, the significant number of foreign subsidiary legal entities and various tax planning strategies. To address this complexity, on May 27, 2009, we re-hired our former Corporate Tax Director to provide oversight of the domestic, foreign and consolidated income tax responsibilities and on July 6, 2009 a new Manager of Taxation in our Canadian operating unit. Our Corporate Tax Director originally held this position from October 1, 2007 – September 5, 2008. In addition, we utilized third party tax advisors both to assist in the administrative and consolidation duties of preparing the income tax provision and disclosures and also to advise on matters beyond our in-house expertise. We believe that the personnel hired have the appropriate knowledge, experience and skills to implement and maintain the proper controls over accounting for income taxes.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Group and its subsidiaries are subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably. The Company believes that any aggregate liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

A wide range of factors could materially affect our performance. In addition to factors affecting specific business operations and the financial results of those operations identified elsewhere in this report, the following factors, among others, could adversely affect our operations:

Risks Related to Our Business

Continuing global economic conditions could adversely affect our business.

Recently, the global economy and capital and credit markets have been experiencing exceptional turmoil and upheaval. Many major economies entered significant recessions in 2008 which continue in 2009. Ongoing concerns about the systemic impact of potential long-term and wide-spread recession, volatile energy costs, geopolitical issues, the availability, cost and terms of credit, declining consumer and business confidence, substantially increased unemployment and the crisis in the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for both established and emerging economies, including those in which we operate. In the second half of 2008, added concerns fueled by government interventions in financial systems led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions have contributed to substantial economic uncertainty. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in many cases cease to provide, credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers, and a corresponding decrease in global infrastructure spending. The availability, cost and terms of credit have been, and may continue to be, adversely affected by the foregoing factors and these circumstances have produced, and may in the future result in, illiquid markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our results, liquidity and financial condition, and the results, liquidity and financial condition of our customers. These conditions could adversely impact our ability to refinance maturing debt instruments and to access the capital markets and obtain capital lease financing to meet liquidity needs. This financial crisis also may have an impact on our business and financial condition in the following detailed ways, as well as in other ways that we currently cannot predict.

•

Potential risk in refinancing outstanding debts: Although none of our major debt instruments matures until 2011, if the current negative state of global capital and credit markets were to continue, our ability to refinance our existing indebtedness when due could be severely constrained. Any such refinancing could require significantly more expensive interest rates and burdensome covenants that could restrict our operations to a significantly greater extent.

•

Negative impacts from increased financial pressures on customers: Uncertainty about current and future global economic conditions and credit markets may cause consumers, businesses and governments to defer purchases of goods or services in response to tighter credit, decreased availability of cash and credit and declining business and consumer confidence, and this could adversely affect our customers. Accordingly, future demand for our products and services could decline or differ substantially from our current expectations. Similarly, our customers may experience liquidity issues of their own that adversely affect our ability to collect amounts due from them in a timely fashion, or at all. In addition, if the global economy and credit markets continue to deteriorate and our future sales decline, our financial condition, liquidity and results of operations would be adversely impacted.

•

Negative impacts from increased financial pressures on our ability to maintain and further enhance our network: We plan to arrange financing with vendors and third parties for a significant portion of the capital expenditures that we plan for the maintenance and upgrade of capacity and services of our telecommunication systems. The lack of credit in the global capital markets may constrain our ability to obtain such financing on commercially reasonable terms or at all. To the extent we are not able to obtain appropriate financing, we may not be able to implement certain of our growth investments, which could have an adverse effect on future results.

Strengthening of the United States dollar against certain foreign currencies reduces the amount of United States dollars generated from foreign currency payments from our foreign operating subsidiaries and may adversely affect our results of operations and our ability to service our debt.

A significant portion of our net revenue (about 80% for the nine months ended September 30, 2009) is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (“USD”). Our foreign operating subsidiaries, including our largest operating subsidiaries in Canada and Australia, generate cash in their respective local currencies, and this cash is an important source of payment to United States parent entities which are obligated to service most of our debt, denominated in United States dollars. However, payments to United States parent entities from these foreign operating subsidiaries are reduced by any material strengthening of the United States dollar, as the yield in United States dollars is reduced. For instance, from June 30, 2008 through December 31, 2008, the Canadian and Australian dollars declined by 17% and 28%, respectively, relative to the United States dollar, and this made subsidiary purchases of U.S. dollars more expensive. This, in turn, had a material adverse impact on amounts of United States dollars that could be transferred from foreign subsidiaries to United States parent entities. Future strengthening of the U.S. dollar, therefore, could have a material adverse effect on foreign subsidiaries’ upstream transfer of funds and on our parent entities’ ability to service timely our consolidated indebtedness and obligations.

In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs outside the United States, and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations. We historically have not engaged in hedging transactions. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulate other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Our high level of debt and liquidity needs may adversely affect our financial and operating flexibility.

We currently have substantial indebtedness and anticipate that we may incur additional indebtedness in the future in connection with refinancings or the operation or expansion of our business. The recent tightening of global credit markets could also adversely affect our ability to raise needed capital or effect refinancings on acceptable terms or at all. The level and/or terms of our indebtedness:

•	could make it difficult for us to make required payments of principal and interest on our outstanding debt as they become due;

•	could limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

•

require that a substantial portion of our cash flow, if any, be dedicated to the payment of principal and interest on outstanding indebtedness and other obligations and, accordingly, such cash flow will not be available for use in our business;

•	could limit our flexibility in planning for, or reacting to, changes in our business, including demands by some suppliers for more stringent payment terms;

•	result in our being more highly leveraged than many of our competitors, which places us at a competitive disadvantage;

•	will make us more vulnerable in the event of a downturn in our business; and

•	could limit our ability to fund our operations due to covenant restrictions.

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006, 2007 and 2008, due to the material weakness that existed in our internal control over accounting for income taxes. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods as a result of existing or newly identified material weaknesses in internal control over financial reporting.

In performing an internal control assessment at the end of 2006, our management identified a material weakness in our internal control over financial reporting, which condition still existed in 2007 and 2008. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles (“GAAP”) such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. To address the material weakness, we performed additional analysis and other post-closing procedures in order to prepare our consolidated financial statements in accordance with GAAP. [These additional procedures were costly, time consuming and required us to dedicate a significant amount of resources, including the time and attention of our senior management, toward the correction of these problems. Performing these additional procedures in the future could cause delays in the filing of our periodic and current reports to the Securities and Exchange Commission (the “SEC”). Any potential delay in the filing of our periodic and annual reports could have other adverse effects on our business, including, but not limited to:

•	civil litigation or an investigation by the SEC or other regulatory authorities, which could require us to incur significant legal expenses and other costs or to pay damages, fines or other penalties;

•

covenant defaults, and potential events of default, under our senior secured credit facilities and the indentures governing our outstanding debt securities, resulting from our failure to timely file our financial statements;

•	negative publicity; and

•	the loss or impairment of investor confidence in our Company.

We are substantially smaller than our major competitors, whose marketing and pricing decisions, and relative size advantage, could adversely affect our ability to attract and to retain customers and are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition.

The local, long distance, Internet, broadband, DSL, data and hosting and wireless telecommunications industry is significantly influenced by the marketing and pricing decisions of the larger local long distance, Internet access, broadband, DSL, data and hosting and wireless business participants. Prices in the long distance industry have continued to decline in recent years, and as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. Competitors in our primary markets include among others:

•

United States: AT&T Corp., Verizon Communications Inc., and the other regional bell operating companies (“RBOCs”), cable companies, independent VOIP providers, Vonage and the major wireless carriers in the United States;

•	Australia: Telstra Corporation Limited, SingTel Optus Pty Limited and AAPT Limited; and

•	Canada: Telus Corporation, BCE Elix., MTS Allstream Inc. (formerly AT&T Canada Corp.) and the major wireless and cable companies in Canada.

Customers frequently change local long distance, wireless, broadband providers, and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VOIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, generally, customers can switch carriers and service offerings at any time. Competition in all of our markets is likely to remain intense, or even increase in intensity and, as deregulatory influences are experienced in markets outside the United States, competition in non-United States markets is becoming similar to the intense competition in the United States.

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

In light of existing intense competition in individual and bundled local, wireless, broadband, DSL, Internet, data and hosting and VOIP markets, we may not be able to operate successfully or expand our operations in these markets.

We have accelerated initiatives to become an integrated wireline, wireless and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline voice and dial-up Internet service provider (“ISP”) customers to our competitors’ bundled wireline, wireless and broadband service offerings. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We are experiencing increased competition from traditional telecommunications carriers, cable companies and other new entrants that have expanded into the market for broadband, VOIP, Internet services, data and hosting and traditional voice services. In addition, regulatory developments may impair our ability to compete. Therefore, future operations involving these individual or bundled services may not succeed in the competitive environment, and we (1) may not be able to expand successfully; (2) may experience margin pressure; (3) may face quarterly revenue and operating results variability; (4) may have limited resources to develop and to market the new services; and (5) have heightened difficulty in establishing future revenues or results. As a result, there can be no assurance that we will reverse revenue declines in our traditional long distance voice and dial-up ISP services or maintain or increase revenues for other services or be able to generate sufficient income from operations or net income in the future or on any predictable or timely basis.

Our repositioning in the marketplace and the intense domestic and international competition in these markets place a significant strain on our resources and, if not managed effectively, could result in operational inefficiencies and other difficulties.

Our repositioning in the marketplace to focus on broadband, IP-based voice, local, wireless, data and data center solutions may place a significant strain on our management, operational and financial resources and increase demand on our systems and controls. Moreover, the local and long distance telecommunications, data, broadband, Internet, VOIP, data and hosting and wireless industries are intensely competitive, present relatively limited barriers to entry in the more deregulated countries in which we operate and involve numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, and cable television companies, who could offer voice, broadband, Internet access and television services, and electric power utilities, who could offer voice and broadband Internet access. In addition, the United States and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the United States, the major landline incumbent carriers (including AT&T and Verizon) have for many years also provided long distance services, and previously independent long distance providers (including MCI) have been acquired by the landline incumbents. In addition, many entities, including large cable television companies (including Comcast, Time Warner, Cablevision, and Charter) and utilities, have been allowed to enter both the local service and long distance telecommunications markets.

To manage our repositioning effectively, we must continue to implement and improve our operational and financial systems and controls, invest in critical network infrastructure to maintain or improve our service quality levels, purchase and utilize other transmission facilities, and train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, support, sales and marketing, administrative resources, network infrastructure, maintenance and upgrading. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required, such as our need to off-shore certain functions.

We have experienced significant historical, and may experience significant future, operating losses and net losses which may hinder our ability to meet our debt service or working capital requirements.

For the Successor Period, we had an accumulated deficit of $15.2 million. We incurred net losses of $149.2 million in 2005, $238.0 million in 2006 and $25.0 million in 2008. During the year ended December 31, 2007, we recognized net income of $15.7 million, of which $32.7 million was related to the positive impact of foreign currency transaction gains. During the six months ended July 1, 2009, we recognized net income of $471.1 million, of which $21.1 million was related to the positive impact of foreign currency transaction gains and $440.0 million was related to the positive impact of reorganization items, net. Even with the reduction in indebtedness through our recent reorganization, future losses may continue. We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

A deterioration in our relationships with facilities-based carriers could have a material adverse effect upon our business.

We primarily connect our customers’ telephone calls and data/Internet needs through transmission lines that we lease under a variety of arrangements with other facilities-based long distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate or terminate, for any of a variety of reasons, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations, financial condition, and cash flows.

Uncertainties and risks associated with international markets and regulatory requirements could adversely impact our international operations.

We have significant international operations and, for the nine months ended September 30, 2009, derived about 80% of our net revenues by providing services outside of the United States. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers (1) are likely to control access to, and pricing of, the local networks; (2) enjoy better brand recognition and brand and customer loyalty; (3) generally offer a wider range of product and services; and (4) have significant operational economies of scale, including a larger backbone network and more correspondent agreements. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to our switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to (1) obtain the permits and operating licenses required for us to operate; (2) obtain access to local transmission facilities on economically acceptable terms; or (3) market services in international markets.

In addition, operating in international markets generally involves additional risks, including unexpected changes or uncertainties in regulatory requirements, taxes, tariffs, customs and duties. Given the nature of our operations and uncertainties in, or the absence of definitive regulations or interpretations concerning, the taxation of (including value added tax of) certain aspects of our business in certain international jurisdictions in which we conduct (or may be construed by such authorities as conducting or deriving taxable) operations or revenue, we may become subject to assessments for taxes (which may include penalties and interest) which are either unexpected and/or have not been accrued for in our historical results of operations. This circumstance occurred during March 2008, when we concluded it was probable that assessments would be forthcoming concerning past European prepaid calling services operations, and it is possible that tax uncertainties concerning our international operations could arise in the future. Such developments, in addition to the other uncertainties and risks described above, could have adverse consequences that might result in restatement of prior period results of operations and unanticipated liquidity demands. Additional operating risks and uncertainties in operating in international markets include trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the United States.

The telecommunications industry is rapidly changing, and if we are not able to adjust our strategy and resources effectively in the future to meet changing market conditions, we may not be able to compete effectively.

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VOIP, data and hosting and wireless DSL through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as wireless, broadband, Internet and VOIP services, are a substantial competitive threat. If we do not adjust to meet changing market conditions or do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services, including the bundling of multiple services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

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

Our long-term success depends on our ability to design, implement, operate, manage, maintain and upgrade a reliable and cost-effective network. In addition, we rely on third parties to enable us to expand and manage our global network and to provide local, broadband Internet, data and hosting and wireless services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to develop necessary aspects of our network or to migrate traffic and customers onto our network, or if we experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

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

Proposed future U.S. federal income tax legislation could impact our effective tax rate.

In May 2009, President Obama’s administration announced proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. subsidiaries. These potential changes include, but are not limited to: (1) limitations on the deferral of U.S. taxation of foreign earnings; (2) limitations on the ability to claim and utilize foreign tax credits; and (3) deferral of various tax deductions until non-U.S. earnings are repatriated to the United States. Each of these proposals would be effective for taxable years beginning after December 31, 2010. Many details of the proposal remain unknown, although if any of these proposals are enacted into law they could materially impact our effective tax rate.

The applicability of taxes to our services could subject us to liabilities for past taxes, surcharges, fees, penalties and interest.

Unlike those of our competitors who offer traditional landline or wireless services, with respect to our VOIP services, we currently do not collect or remit state or municipal taxes, fees or surcharges on the retail charges we collect from our customers, except where we have determined we are required to do so based on tax law. In some jurisdictions we also did not collect and remit 911 surcharges. In some instances, we have received inquiries or demands from state and municipalities for taxes, fees or surcharges, including, in some instances, 911 fees. Depending on the state, statute or municipal code, we have maintained that certain of these taxes, fees, or surcharges, including 911 fees, do not apply to us. However, recent changes in the law, at the federal, state and local level, may change our legal obligations. Accordingly, some taxes, fees or surcharges, including 911 fees, could apply to us, including retroactively, and we could be subject to penalties and interest.

Additional Risks Related to Regulation

We are subject to constantly changing regulation, including the imposition of fees and taxes, the potential adverse effects which may have a material adverse impact on our competitive position, growth and financial performance.

Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that domestic, foreign or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon our competitive position, growth and financial performance. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate.

Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Many regulatory actions are underway or are being contemplated by governmental agencies.

The Communications Act of 1934, as amended, and associated FCC regulations, require that every provider of interstate telecommunications contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, which affects our cost of providing services. At present, these contributions are calculated based on contributors’ interstate and international revenue derived from U.S. end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. AT&T Corp. filed a “Petition for Immediate Commission Action” on July 10, 2009, requesting that the FCC adopt a new mechanism for calculating federal universal service fund contribution that would be applicable to all contributors, including us. The specific proposal, which has been pending at the FCC for some time, is to determine contributions to the USF based on “assessable telephone numbers” rather than interstate and international revenues. We cannot predict whether the FCC will adopt this or some other contribution methodology, nor can we predict the potential impact on our business at this time. But a revised contribution methodology could increase our contribution obligation, including increasing our contribution disproportionately compared to some of our competitors. In such event, we may need to either raise the total amount of our consumer’s bills, potentially making us less competitive with other providers of communications services, or reduce our profit margins.

Increasingly, laws, regulations or rulings that apply to traditional telephone services are being extended to commerce and communications services that utilize internet protocol, including VOIP. We are unable to predict the impact, if any, that future legislation, judicial decisions or regulations concerning internet protocol products and services may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, fees, charges, surcharges, and taxation of VOIP services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, filing requirements, consumer protection, public safety issues like enhanced 911 emergency service (“E911”), the Communications Assistance for Law Enforcement Act (“CALEA”), the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The rules that the FCC has already extended to interconnected VOIP providers include:

•

the customer proprietary network information rules (“CPNI”) requiring VOIP providers to adhere to a particular customer approval processes when using CPNI outside of per-defined limits and when using CPNI for marketing purposes;

•

disability access requirements of Sections 225 of the Communications Act of 1934, as amended (the “Communications Act”) requiring VOIP providers to contribute to the telecommunications relay services fund and offering 711 abbreviated dialing access to relay services;

•	the obligation to configure VOIP networks in a manner that facilitates lawful surveillance under CALEA;

•	the obligation to permit customers to retain their assigned telephone numbers when changing carriers;

•	the obligation to provide access to E911 emergency services on terms generally similar to those provided by traditional landline carriers; and

•	a fees order by the FCC mandating VOIP service providers pay regulatory fees based on reported interstate and international revenues.

The increasing growth of the VOIP market and popularity of VOIP products and services heighten the risk that governmental agencies will continue to increase the level of regulation applied to VOIP and the Internet.

Other international governmental regulation could limit our ability to provide our services, make them more expensive and may have a material adverse impact on our competitive position, growth and financial performance.

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all. We cannot assure you that these conditions will not have a material effect on our revenues and operations in the future. International regulatory considerations that affect or limit our business include:

•	ongoing regulatory proceedings regarding efforts by Telstra in Australia to increase prices and charges and to deny access to essential facilities;

•

the ultimate outcome of the process launched by the Australian government to help fund the construction of a new national broadband network, including whether and the terms upon which (a) we will have access to such network, and (b) the duration upon which the copper wire based last mile infrastructure we use to furnish broadband services using our digital subscriber line access multiplexers (“DSLAM”) network infrastructure will be continued;

•	general changes in access charges and contribution payments could adversely affect our cost of providing long distance, wireless, broadband, VOIP, local and other services; and

•

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

We may be exposed to significant liability resulting from our noncompliance with Federal Communications Commission (“FCC”) orders regarding enhanced 911 (“E911”) services.

FCC rules require VOIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers. This requirement took effect as of November 2005. Like many interconnected VOIP providers, Lingo, Inc. (“Lingo”), a subsidiary of ours which sells such services, was able to meet this deadline for some but not all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service. The FCC has not yet addressed our waiver petition. As of September 30, 2009, approximately 99% of our Lingo customers were equipped with E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties, and/or cease and desist orders prohibiting Lingo from providing service on the federal and state levels.

The FCC rules also require interconnected VOIP providers to distribute stickers and labels informing customers of the limitations on their emergency services as compared with traditional landline E911 service, as well as to notify and obtain affirmative acknowledgement from customers that they are aware of those limitations. The FCC’s Enforcement Bureau released an order providing that the Enforcement Bureau will not pursue enforcement against interconnected VOIP providers that have received affirmative acknowledgement from at least 90% of their subscribers. We have received affirmative acknowledgement from substantially all of our customers, and, therefore, believe that we have effectively satisfied this requirement.

Lingo’s current E911 services are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers’ receipt of emergency assistance. Despite the fact that we have notified our customers and received affirmative acknowledgement from substantially all of our customers that they understand the differences between the access Lingo provides to emergency services as compared to those available through traditional wireline telephony providers, affected parties may attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of certain failures to comply with the FCC mandated E911 service for interconnected VOIP providers. Our resulting liability could be significant.

On June 1, 2007, the FCC released a “notice of proposed rulemaking proceeding” considering the imposition of additional E911 obligations on interconnected VOIP providers. Specifically, the FCC is considering requiring interconnected VOIP providers to determine automatically the physical location of their customer rather than allowing customers to manually register their location. Moreover, the notice includes a tentative conclusion that all interconnected VOIP service providers that allow customers to use their service in more than one location (nomadic VOIP service providers such as us) must utilize automatic location technology that meets the same accuracy standards applicable to providers of mobile phone service providers. At this time, we are unable to predict the outcome of this proceeding or its impact on us.

In 2008 the “New and Emerging Technologies 911 Improvement Act of 2008” was signed into law. Previously, interconnected VOIP providers, like us, did not have the same protection from potential liability as applied wireline or wireless 911 emergency calling services. This law provides public safety entities, interconnected VOIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VOIP users as from mobile or wired telephone service users. The applicability of the liability protection to 911 calling services that do not conform to the FCC’s rules is unclear. Additionally, any liability associated with 911 call placement and handling prior to the enactment of this new law would not be covered.

The rates we pay to underlying telecommunications carriers may increase, which may reduce our profitability or increase the retail price of our service.

The FCC is considering reform of the methodology that regulated telecommunications carriers use to determine the appropriate payments for the exchange of traffic that is necessary to complete telephone calls to the traditional telephone network. The result of the FCC’s proceeding may be an increase in the rates we pay to such carriers to send traffic to or receive traffic from the traditional telephone network, which would increase our costs. Such a cost increase may result in us increasing the retail price of our service, which may make us less competitive in the communications marketplace, or may reduce our profitability. We cannot predict the outcome of this proceeding.

In 2008 the FCC clarified that interconnected VOIP providers, such as us, are subject to its rules regarding transferring the telephone numbers of customers that choose to obtain service from other providers, including both interconnected VOIP providers and traditional carriers. In 2009, the FCC released an order that reduces the amount of time within which voice service providers must transfer a telephone number to a new provider. This rule will not become effective as to us until no earlier than March 2010. To comply with these new rules, we will likely have to implement new procedures and may have to increase staffing levels. Should this occur, we may need to increase the price of our retail service offering, which may make us less competitive with other providers of communications services or reduce our profitability. Should we not be able to comply with the order, we may be subject to fines, penalties, or cease orders. At this time, we cannot accurately predict the full impact of this order on our business, as the industry is still developing the technical standards that will govern the new expedited number transfer procedures.

The FCC or federal courts may allow states to subject our service to state universal service fund obligations.

Currently, three states attempt to require nomadic interconnected VOIP providers to contribute to state universal service funds. One state, Nebraska, engaged in litigation with a provider of interconnected VOIP services similar to ours. The U.S. District Court for Nebraska issued a preliminary injunction on March 3, 2008, finding that the Nebraska Public Service Commission did not have jurisdiction to require universal service fund contributions from nomadic interconnected VOIP providers. A panel of the U.S. Circuit Court of Appeals for the

Eighth Circuit affirmed the U.S. District court ruling on May 1, 2009. Subsequently, the Nebraska Public Service Commission requested a rehearing that the Court denied on June 5, 2009. On the basis of this litigation, we do not believe that existing law allows states to subject us to state universal service fund contribution obligations.

On July 16, 2009, Kansas and Nebraska filed petition with the FCC requesting a declaratory ruling that states are not preempted from requiring nomadic interconnected VOIP providers to contribute to state universal service funds. The petition also seeks a retroactive ruling finding that states have been able to collect such contributions for a time period that is not clearly defined in the petition. At this time, we cannot predict the outcome of this proceeding nor its impact on our business. If we were required to pay retroactively into state-level universal service funds, that could have a material negative impact on our earnings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with consummation of the Plan, we issued equity securities that were described under Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations; Emergence from Voluntary Reorganization Under Chapter 11 and under Part II, Item 2 of our Quarterly Report on From 10-Q for the period ended June 30, 2009, and such descriptions are incorporated herein by reference. Such securities were issued without registration under the Securities Act of 1933 pursuant to an exemption from registration contained in Section 1145 of the Bankruptcy Code, on the basis that such securities were issued principally in exchange for claims in the Chapter 11 Cases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits (see index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: November 16, 2009	By:	/S/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date: November 16, 2009	By:	/S/ JAMES C. KEELEY
James C. Keeley
Vice President – Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors, as filed by the Debtors with the Bankruptcy Court on June 12, 2009.

3.1**	Second Amended and Restated Certificate of Incorporation of Primus Telecommunications Group, Incorporated

3.2**	Amended and Restated By-Laws of Primus Telecommunications Group, Incorporated

4.1***	Class A Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent

4.2***	Class B Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent

4.3***	Contingent Value Rights Distribution Agreement of Primus Telecommunications Group, Incorporated

10.1***	Supplemental Indenture, dated as of July 1, 2009, by and among Primus Telecommunications IHC, Inc., the Guarantors thereto and U.S. Bank National Association, as Trustee

10.2***	First Amendment, dated as of July 1, 2009, to Intercreditor Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., U.S. Bank National Association and The Bank of New York Mellon

10.3***	First Amendment, dated as of July 1, 2009, to Collateral Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., U.S. Bank National Association and the Grantors party thereto

10.4***	Assumption Agreement, dated as of July 1, 2009, by Primus Telecommunications Group, Incorporated and Primus Telecommunications Holding, Inc., in favor of U.S. Bank National Association, as collateral agent under the Collateral Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., U.S. Bank National Association and the other Grantors party thereto

10.5***	Third Amendment, dated as of July 1, 2009, to the Term Loan Agreement, dated as of February 18, 2005, among Primus Telecommunications Group Incorporated, Primus Telecommunications Holding, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Commercial Paper, Inc., acting through one or more of its branches as the Administrative Agent and The Bank of New York Mellon, as the successor Administrative Agent

10.6***	Separation Agreement by and between John F. DePodesta and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.7***	Separation Agreement by and between Thomas R. Kloster and Primus Telecommunications, Inc., dated as of July 1, 2009

10.8***	Primus Telecommunications Group, Incorporated Management Compensation Plan

10.9***	Form of Restricted Stock Unit Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.10***	Form of Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.11***	Form of Performance Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

Exhibit Number	Description
10.12****	Waiver and Amendment Agreement, dated March 10, 2009, to Senior Secured Credit Agreement dated as of March 27, 2007, as amended among Primus Telecommunications Canada, Inc. as Borrower, 3082833 Nova Scotia Company, as an Obligor, Guggenheim Corporate Funding, LLC, as administrative agent and collateral agent, and the Lenders from time to time parties thereto.

31	Certifications.

32*****	Certifications.

*	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on June 15, 2009.
**	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed with the Commission on July 1, 2009.
***	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on July 1, 2009.
****	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on March 16, 2009.
*****	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.