Form 10-Q/A
period 2009-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2010-02-02
CIK 1006837

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

(Debtor-in-Possession)

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed in order to furnish Exhibit 32 with a corrected date reference within Paragraph 1.

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

In February 2007, subsequent to the effectiveness of the amendment of the Facility, IHC issued in a private transaction $57.2 million principal amount of the 14 1/4% Senior Secured Notes in exchange for $40.7 million principal amount of the Company’s outstanding 12 3/4% Senior Notes and $23.6 million in cash. This exchange has been accounted for as a modification of debt with a portion deemed to be a troubled debt restructuring. In March 2007, IHC also issued for cash in private transactions an additional $51.0 million principal amount of 14 1/4% Senior Secured Notes with a $0.3 million discount. Net cash proceeds from the 14 1 /4% Senior Secured Notes issuance, after giving effect to expenses, discounts and fees related to all of the foregoing transactions (including the amendment of the Facility) was $69.2 million. The Company recorded $5.1 million in costs associated with this issuance of the 14 1/ 4% Senior Secured Notes, which have been recorded as a loss on restructuring of debt.

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

12 3/4% Senior Notes

In October 1999, the Company completed the sale of $250 million in aggregate principal amount of the 12 3 /4% Senior Notes. The 12 3/ 4% Senior Notes are due October 15, 2009, with semi-annual interest payments due on October 15th and April 15th with early redemption at a premium to par at the Company’s option at any time after October 15, 2004 and with an early redemption at par at the Company’s option at any time after October 15, 2007.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: February 1, 2010	By:	/s/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors, as filed by the Debtors with the Bankruptcy Court on June 12, 2009.

3.1**	Second Amended and Restated Certificate of Incorporation of Primus Telecommunications Group, Incorporated

3.2**	Amended and Restated By-Laws of Primus Telecommunications Group, Incorporated

4.1***	Class A Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent

4.2***	Class B Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent

4.3***	Contingent Value Rights Distribution Agreement of Primus Telecommunications Group, Incorporated

10.1***	Supplemental Indenture, dated as of July 1, 2009, by and among Primus Telecommunications IHC, Inc., the Guarantors thereto and U.S. Bank National Association, as Trustee

10.2***	First Amendment, dated as of July 1, 2009, to Intercreditor Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., U.S. Bank National Association and The Bank of New York Mellon

10.3***	First Amendment, dated as of July 1, 2009, to Collateral Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., U.S. Bank National Association and the Grantors party thereto

10.4***	Assumption Agreement, dated as of July 1, 2009, by Primus Telecommunications Group, Incorporated and Primus Telecommunications Holding, Inc., in favor of U.S. Bank National Association, as collateral agent under the Collateral Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., U.S. Bank National Association and the other Grantors party thereto

10.5***	Third Amendment, dated as of July 1, 2009, to the Term Loan Agreement, dated as of February 18, 2005, among Primus Telecommunications Group Incorporated, Primus Telecommunications Holding, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Commercial Paper, Inc., acting through one or more of its branches as the Administrative Agent and The Bank of New York Mellon, as the successor Administrative Agent

10.6***	Separation Agreement by and between John F. DePodesta and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.7***	Separation Agreement by and between Thomas R. Kloster and Primus Telecommunications, Inc., dated as of July 1, 2009

10.8***	Primus Telecommunications Group, Incorporated Management Compensation Plan

10.9***	Form of Restricted Stock Unit Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.10***	Form of Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.11***	Form of Performance Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

Exhibit Number	Description

10.12****	Waiver and Amendment Agreement, dated March 10, 2009, to Senior Secured Credit Agreement dated as of March 27, 2007, as amended among Primus Telecommunications Canada, Inc. as Borrower, 3082833 Nova Scotia Company, as an Obligor, Guggenheim Corporate Funding, LLC, as administrative agent and collateral agent, and the Lenders from time to time parties thereto.

31*****	Certifications.

32******	Certification.

*	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on June 15, 2009.
**	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed with the Commission on July 1, 2009.
***	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on July 1, 2009.
****	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on March 16, 2009.
*****	Previously filed.
******	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.