Form 10-Q/A
period 2009-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2010-02-02
CIK 1006837

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: February 1, 2010	By:	/S/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date: February 1, 2010	By:	/S/ JAMES C. KEELEY
James C. Keeley
Vice President – Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors, as filed by the Debtors with the Bankruptcy Court on June 12, 2009.

3.1**	Second Amended and Restated Certificate of Incorporation of Primus Telecommunications Group, Incorporated

3.2**	Amended and Restated By-Laws of Primus Telecommunications Group, Incorporated

4.1***	Class A Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent

4.2***	Class B Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent

4.3***	Contingent Value Rights Distribution Agreement of Primus Telecommunications Group, Incorporated

10.1***	Supplemental Indenture, dated as of July 1, 2009, by and among Primus Telecommunications IHC, Inc., the Guarantors thereto and U.S. Bank National Association, as Trustee

10.2***	First Amendment, dated as of July 1, 2009, to Intercreditor Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., U.S. Bank National Association and The Bank of New York Mellon

10.3***	First Amendment, dated as of July 1, 2009, to Collateral Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., U.S. Bank National Association and the Grantors party thereto

10.4***	Assumption Agreement, dated as of July 1, 2009, by Primus Telecommunications Group, Incorporated and Primus Telecommunications Holding, Inc., in favor of U.S. Bank National Association, as collateral agent under the Collateral Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., U.S. Bank National Association and the other Grantors party thereto

10.5***	Third Amendment, dated as of July 1, 2009, to the Term Loan Agreement, dated as of February 18, 2005, among Primus Telecommunications Group Incorporated, Primus Telecommunications Holding, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Commercial Paper, Inc., acting through one or more of its branches as the Administrative Agent and The Bank of New York Mellon, as the successor Administrative Agent

10.6***	Separation Agreement by and between John F. DePodesta and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.7***	Separation Agreement by and between Thomas R. Kloster and Primus Telecommunications, Inc., dated as of July 1, 2009

10.8***	Primus Telecommunications Group, Incorporated Management Compensation Plan

10.9***	Form of Restricted Stock Unit Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.10***	Form of Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.11***	Form of Performance Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

Exhibit Number	Description
10.12****	Waiver and Amendment Agreement, dated March 10, 2009, to Senior Secured Credit Agreement dated as of March 27, 2007, as amended among Primus Telecommunications Canada, Inc. as Borrower, 3082833 Nova Scotia Company, as an Obligor, Guggenheim Corporate Funding, LLC, as administrative agent and collateral agent, and the Lenders from time to time parties thereto.

31*****	Certifications.

32******	Certification.

*	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on June 15, 2009.
**	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed with the Commission on July 1, 2009.
***	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on July 1, 2009.
****	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on March 16, 2009.
*****	Previously filed.
******	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.