Form 10-Q/A
period 2009-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2010-04-05
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2009
Common Stock $0.001 par value	9,600,000

Explanatory Note—Restatement of Consolidated Condensed Financial Statements

This amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 is being filed to restate the consolidated condensed financial statements, as set forth in Note 15 of the Notes to Consolidated Condensed Financial Statements, from those previously filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2009 (the “Original Filing”). The Company has filed this amendment to correct an error relating to accounting for foreign exchange transaction losses on certain intercompany balances as described in Note 15 of the Notes to Consolidated Condensed Financial Statements (the “Restatement”). In this amendment, the disclosures have not been updated other than to reflect the adjustments specifically discussed in Note 15 of the Notes to Consolidated Condensed Financial Statements.

The following Part/Item disclosures have been amended solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:

Part I—Item 1. Financial Statements

Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I—Item 4. Controls and Procedures

Part II—Item 1A. Risk Factors

Part II—Item 6. Exhibits

This Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the Exhibits to the Original Filing), affected by subsequent events. In accordance with applicable SEC rules, this Quarterly Report on Form 10-Q/A includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31 and 32.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2009 Restated	July 1, 2009	Three Months Ended September 30, 2008
NET REVENUE	$207,947	$—	$231,256
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	136,076	—	149,834
Selling, general and administrative	51,139	—	69,511
Depreciation and amortization	20,029	—	9,351
(Gain) loss on sale or disposal of assets	83	—	(4,576)

Total operating expenses	207,327	—	224,120

INCOME FROM OPERATIONS	620	—	7,136
INTEREST EXPENSE	(8,763)	—	(12,810)
ACCRETION ON DEBT DISCOUNT, net	—	—	269
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	—	121
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	(4,066)	—	(1,032)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	12,916	—	(23,045)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	707	—	(29,361)
REORGANIZATION ITEMS, net	(307)	431,797	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	400	431,797	(29,361)
INCOME TAX BENEFIT (EXPENSE)	2,085	—	(1,489)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,485	431,797	(30,850)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(436)
LOSS FROM SALE OF DISCONTINUED OPERATIONS, net of tax	(110)	—	—

NET INCOME (LOSS)	2,375	431,797	(31,286)
Less: Net income attributable to the noncontrolling interest	(210)	—	(1,934)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$2,165	$431,797	$(33,220)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.24	$3.03	$(0.23)
Loss from discontinued operations	—	—	—
Loss from sale of discontinued operations	(0.01)	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$0.23	$3.03	$(0.23)

DILUTED LOSS PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.24	$2.49	$(0.23)
Loss from discontinued operations	—	—	—
Loss from sale of discontinued operations	(0.01)	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$0.23	$2.49	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,600	142,695	142,633

Diluted	9,600	173,117	142,633

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$2,275	$431,797	$(32,784)
Loss from discontinued operations	—	—	(436)
Loss from sale of discontinued operations	(110)	—	—

Net income (loss)	$2,165	$431,797	$(33,220)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2009 Restated	Six Months Ended July 1, 2009	Nine Months Ended September 30, 2008
NET REVENUE	$207,947	$391,216	$692,587
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	136,076	255,288	433,813
Selling, general and administrative	51,139	95,836	208,338
Depreciation and amortization	20,029	12,346	25,401
(Gain) loss on sale or disposal of assets	83	(43)	(7,041)

Total operating expenses	207,327	363,427	660,511

INCOME FROM OPERATIONS	620	27,789	32,076
INTEREST EXPENSE	(8,763)	(14,135)	(41,557)
ACCRETION ON DEBT DISCOUNT, net	—	189	456
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	—	34,608
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	(4,066)	396	2,157
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	12,916	21,121	(13,204)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	707	35,360	14,536
REORGANIZATION ITEMS, net	(307)	440,094	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	400	475,454	14,536
INCOME TAX BENEFIT (EXPENSE)	2,085	(3,907)	(1,527)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,485	471,547	13,009
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(676)	(502)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	(110)	251	—

NET INCOME (LOSS)	2,375	471,122	12,507
Less: Net (income) loss attributable to the noncontrolling interest	(210)	32	(2,202)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$2,165	$471,154	$10,305

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.24	$3.30	$0.07
Loss from discontinued operations	—	—	—
Loss from sale of discontinued operations	(0.01)	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$0.23	$3.30	$0.07

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.24	$2.72	$0.06
Loss from discontinued operations	—	—	—
Loss from sale of discontinued operations	(0.01)	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$0.23	$2.72	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,600	142,695	142,633

Diluted	9,600	173,117	176,138

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$2,275	$471,579	$10,807
Loss from discontinued operations	—	(676)	(502)
Gain (loss) from sale of discontinued operations	(110)	251	—

Net income (loss)	$2,165	$471,154	$10,305

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	Successor	Predecessor
	September 30, 2009 Restated	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,850	$37,000
Accounts receivable (net of allowance for doubtful accounts receivable of $8,210 and $9,710)	92,580	99,483
Prepaid expenses and other current assets	15,665	15,846

Total current assets	150,095	152,329
RESTRICTED CASH	10,177	8,133
PROPERTY AND EQUIPMENT—Net	152,028	112,152
GOODWILL	61,086	32,688
OTHER INTANGIBLE ASSETS—Net	187,552	746
OTHER ASSETS	22,130	24,396

TOTAL ASSETS	$583,068	$330,444

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$43,087	$58,671
Accrued interconnection costs	43,468	41,422
Deferred revenue	13,686	13,303
Accrued expenses and other current liabilities	49,237	42,440
Accrued income taxes	17,601	18,213
Accrued interest	4,429	10,248
Current portion of long-term obligations	15,442	564,797

Total current liabilities	186,950	749,094
LONG-TERM OBLIGATIONS	237,119	40,040
DEFERRED INCOME TAXES	58,866	—
OTHER LIABILITIES	6,786	35

Total liabilities	489,721	789,169
COMMITMENTS AND CONTINGENCIES (See Note 7.)

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Equity (Deficit):
Predecessor Preferred stock: Not Designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Predecessor Common stock, $0.01 par value—300,000,000 shares authorized; 142,695,390 shares issued and outstanding	—	1,427
Successor Preferred stock, $0.001 par value—20,000,000 shares authorized; none issued or outstanding	—	—
Successor Common stock, $0.001 par value—80,000,000 shares authorized; 9,600,000 shares issued or outstanding	10	—
Additional paid-in capital	84,690	718,956
Accumulated earnings (deficit)	2,165	(1,099,809)
Accumulated other comprehensive income (loss)	3,152	(82,113)

Total Primus Telecommunications Group, Incorporated stockholders’ equity (deficit)	90,017	(461,539)

Noncontrolling interest	3,330	2,814

Total stockholders’ equity (deficit)	93,347	(458,725)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$583,068	$330,444

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2009 Restated	Six Months Ended July 1, 2009	Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,375	$471,122	$12,507
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	307	(440,094)	—
Provision for doubtful accounts receivable	2,593	5,140	8,945
Stock compensation expense	308	27	199
Depreciation and amortization	20,029	12,346	25,407
(Gain) loss on sale or disposal of assets	193	(294)	(7,041)
Accretion of debt discount	—	(189)	(456)
Deferred income taxes	—	—	3,201
Gain on early extinguishment or restructuring of debt	—	—	(34,608)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(14,130)	(20,702)	13,587
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	2,634	7,798	(12,276)
Decrease in prepaid expenses and other current assets	2,150	461	8,861
(Increase) decrease in other assets	(3,339)	2,454	1,428
Decrease in accounts payable	(9,949)	(12,794)	(7,237)
Increase (decrease) in accrued interconnection costs	3,719	(5,361)	(4,473)
Increase in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	5,426	1,313	845
Increase (decrease) in accrued income taxes	(3,734)	2,113	(3,503)
Increase (decrease) in accrued interest	4,410	(1,600)	(691)

Net cash provided by operating activities before cash reorganization items	12,992	21,740	4,695
Cash effect of reorganization items	(6,121)	(4,595)	—

Net cash provided by operating activities	6,871	17,145	4,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,886)	(5,660)	(20,756)
Sale of property and equipment	12	179	5,741
Cash from disposition of business, net of cash disposed	(110)	232	1,676
Cash used in business acquisitions, net of cash acquired	—	(199)	(583)
(Increase) decrease in restricted cash	17	(146)	(100)

Net cash used in investing activities	(3,967)	(5,594)	(14,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	—	—	(11,217)
Principal payments on long-term obligations	(4,598)	(8,292)	(10,536)

Net cash used in financing activities	(4,598)	(8,292)	(21,753)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,083	1,202	(2,572)

NET CHANGE IN CASH AND CASH EQUIVALENTS	389	4,461	(33,652)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,461	37,000	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,850	$41,461	$47,630

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,977	$14,909	$40,533
Cash paid for taxes	$2,810	$962	$1,133
Non-cash investing and financing activities:
Capital lease additions	$321	$1,882	$364
Settlement of outstanding debt with issuance of new senior secured debt	$—	$—	$(133,159)
Issuance of new senior secured debt in exchange for outstanding debt	$—	$—	$88,794
Business acquisition financed with note payable	$—	$—	$247

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2009 Restated	July 1, 2009	Three Months Ended September 30, 2008
NET INCOME (LOSS)	$2,375	$431,797	$(31,286)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	3,341	—	6,302
Fresh-start adjustment	—	89,216	—

COMPREHENSIVE INCOME (LOSS)	5,716	521,013	(24,984)
Less: Comprehensive income attributable to the noncontrolling interest	(399)	—	(1,857)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$5,317	$521,013	$(26,841)

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2009 Restated	Six Months Ended July 1, 2009	Nine Months Ended September 30, 2008
NET INCOME (LOSS)	$2,375	$471,122	$12,507

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	3,341	(6,954)	2,229
Fresh-start adjustment	—	89,216	—

COMPREHENSIVE INCOME	5,716	553,384	14,736
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(399)	(117)	2,100

COMPREHENSIVE INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$5,317	$553,267	$16,836

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

The results for all periods presented in this quarterly Form 10-Q/A reflect the activities of certain operations as discontinued operations (see Note 11—“Discontinued Operations”).

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

	Predecessor
			As of September 30, 2008
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock			Accumulated Income (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest
	Total	Comprehensive Income (Loss)	Shares	Amount	Additional Paid-In Capital
Balance as of January 1, 2008	$(446,701)		142,633	$1,426	$718,695	$(1,074,778)	$(92,883)	$839
Stock Option Compensation Expense	200		—	—	200	—	—	—
Comprehensive Income
Net income	12,507	$12,507	—	—	—	10,305	—	2,202
Other comprehensive income	2,229	2,229	—	—	—	—	2,331	(102)

Comprehensive Income	14,736	$14,736

Balance as of September 30, 2008	$(431,765)		142,633	$1,426	$718,895	$(1,064,473)	$(90,552)	$2,939

	Predecessor
			As of July 1, 2009
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest
	Total	Comprehensive Income	Shares	Amount	Additional Paid-In Capital
Balance as of January 1, 2009	$(458,725)		142,695	$1,427	$718,956	$(1,099,809)	$(82,113)	$2,814
Stock Option Compensation Expense	27		—	—	27	—	—	—
Comprehensive Income
Net income (loss)	39,325	$39,325	—	—	—	39,357	—	(32)
Other comprehensive income (loss)	(6,954)	(6,954)	—	—	—	—	(7,103)	149

Comprehensive Income	32,371	$32,371

Balance as of June 30, 2009	$(426,327)		142,695	$1,427	$718,983	$(1,060,452)	$(89,216)	$2,931
Plan and fresh-start adjustments	513,650		(133,095)	(1,417)	(634,601)	1,060,452	89,216

Balance as of July 1, 2009	$87,323		9,600	$10	$84,382	$—	$—	$2,931

	Successor
	Total	Comprehensive Income	As of September 30, 2009					Noncontrolling Interest
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock			Accumulated Earnings	Accumulated Other Comprehensive Income
			Shares	Amount	Additional Paid-In Capital
Balance as of July 1, 2009	$87,323		9,600	$10	$84,382	$—	$—	$2,931
Stock Option Compensation Expense	308		—	—	308	—	—	—
Comprehensive Income
Net income (loss)	2,375	$2,375	—	—	—	2,165	—	210
Other comprehensive income (loss)	3,341	3,341	—	—	—	—	3,152	189

Comprehensive Income	5,716	$5,716

Balance as of September 30, 2009	$93,347		9,600	$10	$84,690	$2,165	$3,152	$3,330

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

The Company allocated goodwill to all of its reporting units as part of fresh-start accounting, excluding the wholesale reporting unit which had nominal value relative to the total value of the Company. The changes in the carrying amount of trade names and goodwill by reporting unit for Successor’s balance as of September 30, 2009 and Predecessor’s balance as of December 31, 2008 are as follows (in thousands):

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

9.	INCOME TAXES

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

10.	OPERATING SEGMENT AND RELATED INFORMATION

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

The Company offers four main products—retail voice, wholesale voice, data/Internet and VOIP. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2009	2008
Retail voice	$99,806	$117,874
Wholesale	53,571	54,015
Data/Internet	41,312	46,211
Retail VOIP	13,258	13,156

Total	$207,947	$231,256

	Successor	Predecessor
	Three Months Ended September 30,	Six Months Ended July 1,	Nine Months Ended September 30,
	2009	2009	2008
Retail voice	$99,806	$193,669	$365,342
Wholesale	53,571	104,482	144,736
Data/Internet	41,312	72,979	142,416
Retail VOIP	13,258	20,086	40,093

Total	$207,947	$391,216	$692,587

11.	DISCONTINUED OPERATIONS

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

Summarized operating results of the discontinued operations are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net revenue	$—	$907
Operating expenses	—	1,369

Loss from operations	—	(462)
Interest income and other income	—	27
Foreign currency transaction gain (loss)	—	(1)

Loss from discontinued operations	$—	$(436)

	Successor	Predecessor
	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009	Nine Months Ended September 30, 2008
Net revenue	$—	$300	$3,113
Operating expenses	—	995	3,677

Loss from operations	—	(695)	(564)
Interest income and other income	—	19	62

Loss from discontinued operations	$—	$(676)	$(502)

12.	BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

For the nine months ended September 30, 2008, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	8.0 million shares issuable upon exercise of stock options,

•	10.4 million shares issuable upon conversion of the Step Up Convertible Subordinated Debentures, and

•	6.0 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes.

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts):

	Predecessor
	Six Months Ended July 1, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Income from continuing operations	$471,579	$(32,784)	$10,807
Loss from discontinuing operations, net of tax	(676)	(436)	(502)
Gain from sale of discontinued operations, net of tax	251	—	—

Net income attributable to common stockholders—basic	471,154	(32,220)	10,305
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	210	—	—
Adjustment for interest expense on 3 3/4%
Convertible Senior Notes	332	—	—

Income attributable to common stockholders—diluted	$471,696	$(32,220)	$10,305

Weighted average common shares outstanding—basic	142,695	142,633	142,633
5% Exchangeable Senior Notes	19,474	—	33,505
Step Up Convertible Subordinated Debentures	7,280	—	—
3 3/4% Convertible Senior Notes	3,668	—	—

Weighted average common shares outstanding—diluted	173,117	142,633	176,138

Basic income per common share:
Income from continuing operations attributable to common stockholders	$3.30	$(0.23)	$0.07
Loss from discontinued operations	(0.00)	(0.00)	(0.00)
Gain from sale of discontinued operations	0.00	—	—

Net income attributable to common stockholders	$3.30	$(0.23)	$(0.07)

Diluted income per common share:
Income from continuing operations attributable to common stockholders	$2.72	$(0.23)	$0.06
Loss from discontinued operations	(0.00)	(0.00)	(0.00)
Gain from sale of discontinued operations	0.00	—	—

Net income attributable to common stockholders	$2.72	$(0.23)	$0.06

13.	REORGANIZATION ITEMS, NET

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

14.	GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Successor
	For the Three Months Ended September 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$31,287	$176,660	$—	$207,947
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	25,260	110,816	—	136,076
Selling, general and administrative	612	1	6,428	44,098	—	51,139
Depreciation and amortization	—	—	1,541	18,488	—	20,029
Loss on sale or disposal of assets	—	—	11	72	—	83

Total operating expenses	612	1	33,240	173,474	—	207,327

INCOME (LOSS) FROM OPERATIONS	(612)	(1)	(1,953)	3,186	—	620
INTEREST EXPENSE	—	(4,399)	(3,121)	(1,243)	—	(8,763)
INTEREST INCOME AND OTHER INCOME (EXPENSE)	(4,230)	—	—	164	—	(4,066)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(2)	6,282	2	6,634	—	12,916
INTERCOMPANY INTEREST	(2,114)	7,507	(4,446)	(947)	—	—
MANAGEMENT FEE	—	—	984	(984)	—	—
ROYALTY FEE	—	3,134	—	(3,134)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(6,958)	12,523	(8,534)	3,676	—	707
REORGANIZATION ITEMS—NET	(413)	—	106	—	—	(307)

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(7,371)	12,523	(8,428)	3,676	—	400
INCOME TAX EXPENSE	—	441	236	1,408	—	2,085

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(7,371)	12,964	(8,192)	5,084	—	2,485
EQUITY IN NET INCOME OF SUBSIDIARIES	9,536	—	17,663	—	(27,199)	—

INCOME FROM CONTINUING OPERATIONS	2,165	12,964	9,471	5,084	(27,199)	2,485
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	(110)	—	(110)

NET INCOME	2,165	12,964	9,471	4,974	(27,199)	2,375
Less: Net loss attributable to the noncontrolling interest	—	—	—	(210)	—	(210)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$2,165	$12,964	$9,471	$4,764	$(27,199)	$2,165

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$2,165	$12,964	$9,471	$4,874	$(27,199)	$2,275
Loss from sale of discontinued operations	—	—	—	(110)	—	(110)

Net income (loss)	$2,165	$12,964	$9,471	$4,764	$(27,199)	$2,165

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	Successor
	September 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,643	$—	$1,475	$38,732	$—	$41,850
Restricted cash	—	—	—	—	—	—
Accounts receivable	—	—	11,646	80,934	—	92,580
Prepaid expenses and other current assets	370	—	5,932	9,363	—	15,665

Total current assets	2,013	—	19,053	129,029	—	150,095
INTERCOMPANY RECEIVABLES	—	229,482	561,636	48,238	(839,356)	—
INVESTMENTS IN SUBSIDIARIES	471,469	—	67,652	—	(539,121)	—
RESTRICTED CASH	—	—	253	9,924	—	10,177
PROPERTY AND EQUIPMENT—Net	—	—	12,763	139,265	—	152,028
GOODWILL	—	31,742	531	28,813	—	61,086
OTHER INTANGIBLE ASSETS—Net	—	—	83,166	104,386	—	187,552
OTHER ASSETS	—	—	940	21,190	—	22,130

TOTAL ASSETS	$473,482	$261,224	$745,994	$480,845	$(1,378,476)	$583,068

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$37	$—	$2,240	$40,810	$—	$43,087
Accrued interconnection costs	—	—	16,524	26,944	—	43,468
Deferred revenue	—	—	1,106	12,580	—	13,686
Accrued expenses and other current liabilities	3,673	—	5,400	40,164	—	49,237
Accrued income taxes	79	3,403	333	13,786	—	17,601
Accrued interest	—	4,398	30	1	—	4,429
Current portion of long-term obligations	—	—	5,212	10,230	—	15,442

Total current liabilities	3,789	7,801	30,845	144,515	—	186,950
INTERCOMPANY PAYABLES	372,890	—	153,864	312,603	(839,356)	—
LONG-TERM OBLIGATIONS	—	123,472	89,817	23,830	—	237,119
OTHER LIABILITIES	6,786	31,742	—	27,124	—	65,652

Total liabilities	383,465	163,015	274,526	508,072	(839,356)	489,721

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Deficit:
Common stock	10	—	—	—	—	10
Additional paid-in capital	84,690	85,245	458,781	(38,515)	(505,511)	84,690
Accumulated deficit	2,165	12,964	9,536	4,764	(27,264)	2,165
Accumulated other comprehensive income (loss)	3,152	—	3,152	3,194	(6,346)	3,152

Total Primus Telecommunications Group, Incorporated stockholders’ deficit	90,017	98,209	471,469	(30,557)	(539,121)	90,017

Noncontrolling interest	—	—	—	3,330	—	3,330

Total stockholders’ deficit	90,017	98,209	471,469	(27,227)	(539,121)	93,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$473,482	$261,224	$745,994	$480,845	$(1,378,476)	$583,068

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Successor
	For the Three Months Ended September 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,165	$12,964	$9,471	$4,974	$(27,199)	$2,375
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	413	—	(106)	—	—	307
Provision for doubtful accounts receivable	—	—	310	2,283	—	2,593
Stock compensation expense	—	—	308	—	—	308
Depreciation and amortization	—	—	1,541	18,488	—	20,029
Gain on sale or disposal of assets	—	—	11	182	—	193
Accretion of debt (premium) discount	—	—	—	—	—	—
Equity in net income of subsidiary	(9,536)	—	(17,663)	—	27,199	—
intercompany and foreign debt	—	(6,603)	(42)	(7,485)	—	(14,130)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	(1,761)	4,395	—	2,634
(Increase) decrease in prepaid expenses and other current assets	(265)	—	41	2,374	—	2,150
Decrease in other assets	—	—	183	(3,522)	—	(3,339)
(Increase) decrease in intercompany balance		174	172,473	(172,647)	—	—
Decrease in accounts payable	(110)	—	(2,034)	(7,805)	—	(9,949)
Decrease in accrued interconnection costs	—	—	(239)	3,958	—	3,719
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	4,556	—	2,688	(1,818)	—	5,426
Increase (decrease) in accrued income taxes	5	(539)	—	(3,200)	—	(3,734)
Increase (decrease) in accrued interest	—	4,398	(86)	98	—	4,410

Net cash provided by (used in) operating activities before reorganization items	(2,772)	10,394	165,095	(159,725)	—	12,992
Cash effect of reorganization items	(6,121)	—	106	(106)	—	(6,121)

Net cash provided by (used in) operating activities	(8,893)	10,394	165,201	(159,831)	—	6,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	—	(3,886)	—	(3,886)
Sale of property and equipment and intangible assets	—	—	—	12	—	12
Cash from disposition of business, net of cash disposed	—	—	—	(110)	—	(110)
Increase in restricted cash	—	—	—	17	—	17
Proceeds from intercompany balance	10,505	—	80,733	—	(91,238)	—

Net cash provided by (used in) investing activities	10,505	—	80,733	(3,967)	(91,238)	(3,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term obligations	—	—	(932)	(3,666)	—	(4,598)
Proceeds from (payments on) intercompany balance	—	(10,394)	(254,236)	173,392	91,238	—

Net cash provided by (used in) financing activities	—	(10,394)	(255,168)	169,726	91,238	(4,598)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	2,083	—	2,083

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,612	—	(9,234)	8,011	—	389
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31	—	10,709	30,721	—	41,461

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,643	$—	$1,475	$38,732	$—	$41,850

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Predecessor
	For the Six Months Ended July 1, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$471,154	$104,351	$594,369	$135,893	$(834,645)	$471,122
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	30,186	(79,592)	(287,970)	(102,718)	—	(440,094)
Provision for doubtful accounts receivable	—	—	937	4,203	—	5,140
Stock compensation expense	—	—	27	—	—	27
Depreciation and amortization	—	—	1,317	11,029	—	12,346
Gain on sale or disposal of assets	—	—	(177)	(117)	—	(294)
Accretion of debt (premium) discount	129	(318)	—	—	—	(189)
Equity in net income of subsidiary	(512,902)	—	(321,743)	—	834,645	—
Deferred income taxes	—	—	141	(141)	—	—
Unrealized foreign currency transaction gain (loss) on intercompany and foreign debt	(2,636)	(8,668)	778	(10,176)	—	(20,702)
Changes in assets and liabilities, net of acquisitions:			—	—
Decrease in accounts receivable	—	—	3,628	4,170	—	7,798
(Increase) decrease in prepaid expenses and other current assets	183	—	327	(49)	—	461
Decrease in other assets	52	17	1,036	1,349	—	2,454
(Increase) decrease in intercompany balance	—	(6,885)	15,765	(8,880)	—	—
Decrease in accounts payable	(1,411)	—	(500)	(10,883)	—	(12,794)
Decrease in accrued interconnection costs	—	—	(1,768)	(3,593)	—	(5,361)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	8,885	—	(1,910)	(5,662)	—	1,313
Increase (decrease) in accrued income taxes	4	699	(649)	2,059	—	2,113
Increase (decrease) in accrued interest	397	3,314	(5,174)	(137)	—	(1,600)

Net cash provided by (used in) operating activities before reorganization items	(5,959)	12,918	(1,566)	16,347	—	21,740
Cash effect of reorganization items	(3,528)	—	(2,384)	1,317	—	(4,595)

Net cash provided by (used in) operating activities	(9,487)	12,918	(3,950)	17,664	—	17,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(115)	(5,545)	—	(5,660)
Sale of property and equipment and intangible assets	—	—	177	2	—	179
Cash from disposition of business, net of cash disposed	—	—	—	232	—	232
Cash used for business acquisitions, net of cash acquired	—	—	—	(199)	—	(199)
Increase in restricted cash	—	—	61	(207)	—	(146)
Proceeds from intercompany balance	9,366	—	7,992	—	(17,358)	—

Net cash provided by (used in) investing activities	9,366	—	8,115	(5,717)	(17,358)	(5,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term obligations	—	—	(517)	(7,775)	—	(8,292)
Proceeds from (payments on) intercompany balance	—	(12,918)	3,510	(7,950)	17,358	—

Net cash provided by (used in) financing activities	—	(12,918)	2,993	(15,725)	17,358	(8,292)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	1,202	—	1,202

NET CHANGE IN CASH AND CASH EQUIVALENTS	(121)	—	7,158	(2,576)	—	4,461
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152	—	3,551	33,297	—	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31	$—	$10,709	$30,721	$—	$41,461

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Predecessor
	For Nine Months Ended September 30, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,305	$8,532	$13,080	$14,875	$(34,285)	$12,507
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	1,786	7,159	—	8,945
Stock compensation expense	—	—	199	—	—	199
Depreciation and amortization	—	—	2,491	22,916	—	25,407
Gain on sale or disposal of assets	—	—	(805)	(6,236)	—	(7,041)
Accretion of debt (premium) discount	608	(1,065)	—	1	—	(456)
Equity in net income of subsidiary	(15,292)	—	(18,993)	—	34,285	—
Deferred income taxes	—	—	591	2,610	—	3,201
(Gain) loss on early extinguishment or restructuring of debt	(12,232)	515	(22,784)	(107)	—	(34,608)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	1,518	4,708	(823)	8,184	—	13,587
Changes in assets and liabilities, net of acquisitions:			—	—
Increase in accounts receivable	—	—	(1,687)	(10,589)	—	(12,276)
(Increase) decrease in prepaid expenses and other current assets	277	—	(28)	8,612	—	8,861
Decrease in other assets	455	29	820	124	—	1,428
(Increase) decrease in intercompany balance	—	(8,857)	(2,423)	11,280	—	—
Decrease in accounts payable	(604)	—	(1,281)	(5,352)	—	(7,237)
Decrease in accrued interconnection costs	—	—	(1,934)	(2,539)	—	(4,473)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	812	(505)	(2,193)	2,731	—	845
Decrease in accrued income taxes	(224)	(609)	(1,271)	(1,399)	—	(3,503)
Increase (decrease) in accrued interest	(929)	4,091	(3,920)	67	—	(691)

Net cash provided by (used in) operating activities	(15,306)	6,839	(39,175)	52,337	—	4,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(1,044)	(19,712)	—	(20,756)
Sale of property and equipment and intangible assets	—	—	805	4,936	—	5,741
Cash from disposition of business, net of cash disposed	—	—	—	1,676	—	1,676
Cash used for business acquisitions, net of cash acquired	—	—	—	(583)	—	(583)
Decrease in restricted cash	—	—	—	(100)	—	(100)
Proceeds from intercompany balance	26,516	—	20,693	—	(47,209)	—

Net cash provided by (used in) investing activities	26,516	—	20,454	(13,783)	(47,209)	(14,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	—	—	—	—	(11,217)
Principal payments on other long-term obligations	(1,200)	(3)	(5,502)	(3,831)	—	(10,536)
Proceeds from (payments on) intercompany balance	—	(6,836)	26,976	(67,349)	47,209	—

Net cash provided by (used in) financing activities	(12,417)	(6,839)	21,474	(71,180)	47,209	(21,753)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(2,572)	—	(2,572)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,207)	—	2,753	(35,198)	—	(33,652)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	—	670	79,313	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$92	$—	$3,423	$44,115	$—	$47,630

15.	Restatement

Subsequent to the issuance of the Company’s consolidated condensed financial statements for the quarterly period ended September 30, 2009, the Company determined that for the three months ended September 30, 2009, it had incorrectly recorded unrealized foreign currency transaction losses on intercompany payables that were permanent in nature and, therefore, should have been recorded as currency translation adjustments to accumulated other comprehensive income (loss) on the Consolidated Condensed Balance Sheet. As a result, the consolidated condensed financial statements have been restated from amounts previously reported to correct this error as follows:

	Successor
	Three Months Ended September 30, 2009
	As Previously Reported	As Restated
Consolidated Condensed Statements of Operations
Foreign currency transaction gain (loss)	$(4,447)	$12,916
Income (loss) from continuing operations before reorganization items and income taxes	$(16,656)	$707
Income (loss) from continuing operations before income taxes	$(16,963)	$400
Income (loss) from continuing operations	$(14,878)	$2,485
Net income (loss)	$(14,988)	$2,375
Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(15,198)	$2,165

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.57)	$0.24
Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.58)	$0.23

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.57)	$0.24
Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.58)	$0.23

Amounts attributable to common shareholders of Primus Telecommunications Group, Incorporated
Income (loss) from continuing operations, net of tax	$(15,088)	$2,275
Net income (loss)	$(15,198)	$2,165

Consolidated Condensed Balance Sheet
Accumulated earnings (deficit)	$(15,198)	$2,165
Accumulated other comprehensive income (loss)	$20,515	$3,152

Consolidated Condensed Statements of Cash Flows
Net income (loss)	$(14,988)	$2,375
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	$3,233	$(14,130)

Consolidated Condensed Statements of Comprehensive Income (Loss)
Net income (loss)	$(14,988)	$2,375
Foreign currency translation adjustment	$20,704	$3,341

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis gives effect to the Restatement discussed in Note 15 to the Consolidated Condensed Financial Statements.

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

The Plan was confirmed by the Bankruptcy Court on June 12, 2009 (the “Confirmation Date”). On July 1, 2009 (the “Effective Date”), the Debtors consummated their reorganization under the Bankruptcy Code and the Plan became effective. See Note 1—“Proceedings Under Chapter 11 of the Bankruptcy Code” within the financial statements included in Part I, Item 1 of this Form 10-Q/A.

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

Wholesale: Wholesale net revenue, exclusive of the currency effect, increased $3.0 million, or 5.6%, to $57.0 million for the three months ended September 30, 2009 from $54.0 million for the three months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $3.5 million decrease, net revenue decreased $0.5 million to $53.6 million for the three months ended September 30, 2009 from $54.0 million for the three months ended September 30, 2008. Due to the decision to cease our German retail operations, all German wholesale operations were transferred to the United Kingdom beginning in the third quarter 2008. This transfer was completed in the first quarter 2009 (see Note 11—“Discontinued Operations” to the Consolidated Condensed Financial Statements presented herein). The following table reflects net revenue for each major country (in thousands, except percentages):

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

Interest income and other income (expense) decreased $3.1 million to $4.1 million expense for the three months ended September 30, 2009 from $1.0 million expense for the three months ended September 30, 2008. The decrease was mainly due to the change of the fair market value of CVRs of $4.2 million recognized at September 30, 2009

Foreign currency transaction gain (loss) increased $36.0 million to a $12.9 million gain for the three months ended September 30, 2009 from a $23.0 million loss for the three months ended September 30, 2008. The gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

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

Wholesale: Wholesale net revenue, exclusive of the currency effect, increased $33.1 million, or 22.9%, to $177.9 million for the nine months ended September 30, 2009 from $144.7 million for the nine months ended September 30, 2008. Inclusive of the currency effect, which accounted for a $19.8 million decrease, net revenue increased $13.3 million to $158.1 million for the nine months ended September 30, 2009 from $144.7 million for the nine months ended September 30, 2008. Due to the decision to cease our German retail operations, all German wholesale operations were transferred to the United Kingdom beginning in the third quarter 2008. This transfer was completed in the first quarter 2009 (see Note 11—“Discontinued Operations” to the Consolidated Condensed Financial Statements presented herein). The following table reflects net revenue for each major country (in thousands, except percentages):

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

Foreign currency transaction gain (loss) increased $47.2 million to a $34.0 million gain for the nine months ended September 30, 2009 from a $13.2 million loss for the nine months ended September 30, 2008. This gain is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

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

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q/A and elsewhere concerning future liquidity, cost savings initiatives and related matters constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this filing. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

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

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as a result of the material weaknesses described below, our Principal Executive Officer and our Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In March, 2010, the Company determined that an error existed relating to accounting for foreign currency transaction gain (loss) on certain intercompany balances. Specifically, this error related to the translation of intercompany balances and resulted in the overstatement of foreign currency transaction losses for the quarter ended September 30, 2009. See Note 15 of the Notes to Consolidated Condensed Financial Statements for further information. As a result of the error described above, the Company has determined that as of September 30, 2009, a material weakness existed with respect to its determination of the completeness and accuracy and monitoring of foreign currency transaction gain (loss) related to certain intercompany balances. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Additionally, this material weakness could result in a misstatement of net income (loss) that could result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected if not remediated.

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

Subsequent Remediation Efforts

As a result of the Company’s determination that the controls in place over the process of translating certain intercompany balances did not operate effectively as of September 30, 2009, the Company has designed procedures and is implementing new controls to address the control failure that occurred, including: a) performing additional recalculations and analysis of the foreign currency transaction gain (loss) recorded on intercompany balances; b) implementing an improved process for assessing the reasonableness of foreign currency transaction gain (loss) recorded on intercompany balances; and c) confirming settlements related to intercompany balances at a transactional level. Management believes that these corrective actions, taken as a whole, will successfully mitigate the material weakness described above, and the Company will continue to perform the enhanced procedures as part of the normal accounting process.

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

In performing an internal control assessment at the end of 2006, our management identified a material weakness in our internal control over financial reporting, which condition still existed in 2007 and 2008. An additional material weakness was identified in connection with the Restatement. See Part I, Item 4 “Controls and Procedures.” A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles (“GAAP”) such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. To address the material weakness, we performed additional analysis and other post-closing procedures in order to prepare our consolidated financial statements in accordance with GAAP. These additional procedures were costly, time consuming and required us to dedicate a significant amount of resources, including the time and attention of our senior management, toward the correction of these problems. Performing these additional procedures in the future could cause delays in the filing of our periodic and current reports to the Securities and Exchange Commission (the “SEC”). Any potential delay in the filing of our periodic and annual reports could have other adverse effects on our business, including, but not limited to:

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

For the Successor Period, we had accumulated earnings of $2.2 million. We incurred net losses of $149.2 million in 2005, $238.0 million in 2006 and $25.0 million in 2008. During the year ended December 31, 2007, we recognized net income of $15.7 million, of which $32.7 million was related to the positive impact of foreign currency transaction gains. During the six months ended July 1, 2009, we recognized net income of $471.1 million, of which $21.1 million was related to the positive impact of foreign currency transaction gains and $440.0 million was related to the positive impact of reorganization items, net. Even with the reduction in indebtedness through our recent reorganization, future losses may continue. We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

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

In connection with consummation of the Plan, we issued equity securities that were described under Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations; Emergence from Voluntary Reorganization Under Chapter 11 and under Part II, Item 2 of our Quarterly Report on Form 10-Q/A for the period ended June 30, 2009, and such descriptions are incorporated herein by reference. Such securities were issued without registration under the Securities Act of 1933 pursuant to an exemption from registration contained in Section 1145 of the Bankruptcy Code, on the basis that such securities were issued principally in exchange for claims in the Chapter 11 Cases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits (see index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: April 5, 2010	By:	/S/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date: April 5, 2010	By:	/S/ JAMES C. KEELEY
James C. Keeley
Vice President – Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors, as filed by the Debtors with the Bankruptcy Court on June 12, 2009.

3.1**	Second Amended and Restated Certificate of Incorporation of Primus Telecommunications Group, Incorporated

3.2**	Amended and Restated By-Laws of Primus Telecommunications Group, Incorporated

4.1***	Class A Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent

4.2***	Class B Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent

4.3***	Contingent Value Rights Distribution Agreement of Primus Telecommunications Group, Incorporated

10.1***	Supplemental Indenture, dated as of July 1, 2009, by and among Primus Telecommunications IHC, Inc., the Guarantors thereto and U.S. Bank National Association, as Trustee

10.2***	First Amendment, dated as of July 1, 2009, to Intercreditor Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., U.S. Bank National Association and The Bank of New York Mellon

10.3***	First Amendment, dated as of July 1, 2009, to Collateral Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., U.S. Bank National Association and the Grantors party thereto

10.4***	Assumption Agreement, dated as of July 1, 2009, by Primus Telecommunications Group, Incorporated and Primus Telecommunications Holding, Inc., in favor of U.S. Bank National Association, as collateral agent under the Collateral Agreement, dated as of February 26, 2007, by and among Primus Telecommunications IHC, Inc., U.S. Bank National Association and the other Grantors party thereto

10.5***	Third Amendment, dated as of July 1, 2009, to the Term Loan Agreement, dated as of February 18, 2005, among Primus Telecommunications Group Incorporated, Primus Telecommunications Holding, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Commercial Paper, Inc., acting through one or more of its branches as the Administrative Agent and The Bank of New York Mellon, as the successor Administrative Agent

10.6***	Separation Agreement by and between John F. DePodesta and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.7***	Separation Agreement by and between Thomas R. Kloster and Primus Telecommunications, Inc., dated as of July 1, 2009

10.8***	Primus Telecommunications Group, Incorporated Management Compensation Plan

10.9***	Form of Restricted Stock Unit Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.10***	Form of Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.11***	Form of Performance Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

Exhibit Number	Description
10.12****	Waiver and Amendment Agreement, dated March 10, 2009, to Senior Secured Credit Agreement dated as of March 27, 2007, as amended among Primus Telecommunications Canada, Inc. as Borrower, 3082833 Nova Scotia Company, as an Obligor, Guggenheim Corporate Funding, LLC, as administrative agent and collateral agent, and the Lenders from time to time parties thereto.

31	Certifications.

32*****	Certifications.

*	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on June 15, 2009.
**	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed with the Commission on July 1, 2009.
***	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on July 1, 2009.
****	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on March 16, 2009.
*****	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.