Form 10-K
period 2009-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2010-04-05
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, par value $0.001 per share

Contingent Value Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Non-affiliates of Primus Telecommunications Group, Incorporated held 119,500,670 shares of Common Stock as of June 30, 2009. The fair market value of the stock held by non-affiliates is $1,792,510 based on the sale price of the shares on June 30, 2009.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 31, 2010, 9,743,157 shares of Common Stock, par value $.001, were outstanding.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, VoIP, data and data center services to customers located primarily in the United States Australia, Canada, Brazil, the United Kingdom and western Europe. Our primary markets are Australia and Canada where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and Wholesale Services. Our focus is on expanding our Growth Services, which includes our broadband, IP-based voice, local, wireless, data and data center services, to fulfill the demand for high quality, competitively priced communications services. This demand is being driven, in part, by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communication traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, prepaid cards, dial-up Internet services and Australian off-network local services for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary markets of Australia and Canada. We provide our wholesale voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access.

Through our increased investments in sales and marketing spending focused on our Growth Services we believe that over time our growth in revenue from Growth Services will exceed the decline in our revenue from Traditional Services and Growth Services will increase as a percentage of our total retail revenue.

We target customers with significant telecommunications needs, including SMEs, multinational corporations, residential customers, and other telecommunication carriers and resellers. We provide services over our global, facilities-based network, which consists of:

•	10 data centers in 8 cities in Canada, Australia, and Brazil

•

18 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct voice traffic across the network), Internet routers and media gateways in the U.S., Canada, western Europe and the Asia-Pacific region;

•

approximately 500 interconnection points to our network, or POPs, which includes DSLAMs, which is equipment that allows digital traffic to flow over copper wiring, within our service regions and other markets;

•	undersea and land-based fiber optic transmission line systems that we own or lease and that carry voice and data traffic across the network;

•	a global network that uses a high-bandwidth network standard ATM+IP; and

•	a global VoIP network based on routers and gateways with an open network architecture which connects our partners in over 150 countries.

Our Services

Within our three main service categories, Growth Services, Traditional Services and Wholesale Services, we offer our customers a wide range of products, including:

Growth Services:

•	data center services (colocation and managed services).

•	Internet, including business and residential broadband services;

•	residential and business VoIP services through SIP and hosted IP-PBX;

•	local services;

•	wireless Mobile Virtual Network Operator (MVNO) services; and

•	data, including frame relay.

Traditional Services:

•	domestic and international long-distance voice services;

•	prepaid phone card services;

•	local landline services in Australia that do not utilize our owned network (or “off-net” or “off-network” services); and

•	dial-up Internet services.

Wholesale Services:

•	Internet-based protocol and time-division multiplexing wholesale access and transport.

We continue to selectively target growth opportunities in areas of growing demand for telecommunications, including broadband, VoIP, local, wireless, data and data hosting center services. In order to accomplish this objective, we have sought, and continue to seek to:

•

manage our Traditional Services business for cash flow generation and prudently reinvest that cash flow in additional sales and marketing spending to gain market share, develop innovative and differentiated services, expand coverage and capacity of our existing network infrastructure to service new customers and to migrate existing customers onto our network and meeting our debt service obligations;

•	prudently expand Growth Services through our enhanced sales and marketing programs in order to steadily improve net revenue and contribution from these Growth Services; and

•	make targeted and prudent investments in support systems intended to reduce customer churn and customer service costs.

Strategy

We have refocused our strategy and efforts to enhance the revenue growth from our Growth Services while managing the decline in revenue from our Traditional Services. Key elements of our strategy to achieve these objectives are the following:

•

Capitalize on our competitive position in our primary markets to expand Growth Services revenue. We have refocused efforts to transition away from our traditional businesses of domestic and international long-distance voice, prepaid cards and dial-up Internet services to an integrated provider of broadband, VoIP, local, wireless, data and data center services. We believe there is strong demand for high quality, competitively priced communications services that is being driven by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communication traffic to the Internet. We believe that we can capitalize on this demand given our competitive position by offering bundled communications services at attractive prices, particularly where we have a competitive cost structure as a result of our facilities-based network. We are leveraging our brand recognition, network infrastructure and existing customer base in Australia and Canada where we have competitive operations by virtue of our scale to bundle Growth Services and capture new customers.

•	Focus on our primary markets of Australia and Canada where we have established brand-recognition. We are focused on our primary markets of Australia and Canada where we believe we have the scalability and service offerings to effectively compete. For the year ended December 31, 2009, net revenues from our Australia and Canada operations, collectively, generated approximately 57% of our total net revenues and 78% of our total retail net revenue. We are focused on making prudent and effective investments in Australia and Canada where we believe that these markets present us with the highest potential for future growth. Supporting our strategy, during the year ended December 31, 2009 we spent in excess of 90% of our total capital expenditures in our primary markets of Australia and Canada. Our target customer base consists of SMEs, multinational corporations and residential customers.

•

Bundle traditional voice services with growth products to increase margins and create customer loyalty. By bundling our traditional long-distance voice services with one or more of our local, broadband, wireless, data and data center services, combined with a prudent increase in sales and marketing investment, we seek to increase net revenue per customer and improve our competitive ability to attract and retain additional new business and residential customers.

•

Leverage our global facilities-based network infrastructure. We have a significant amount of capital already invested in our global, voice and data network and our product capabilities and we are making additional investments in support of our Growth Services. By increasing the volume of voice and data traffic that we carry over our network, we are able to reduce transmission costs and other operating costs as a percentage of net revenue and enhance our ability to introduce new products and services with more efficient capital expenditures through utilization of available network capacity. In addition, by leveraging multiple customer segments in different geographical regions, including retail and carrier customers, we achieve greater utilization of our network assets, because our network experiences multiple periods of peak usage throughout each day. We are committed to migrating existing customers to our owned facilities (or “on-net”) that in most instances generate significantly higher margins than off-network customers.

•

Retail portfolio optimization. Given our retail focus in our primary markets of Australia and Canada where we have extensive operations, we believe there should be opportunities to optimize our remaining retail portfolio to accomplish our strategic objective of positioning us in Growth Services. We will opportunistically assess our alternatives to optimize the economic return from such on-going portfolio restructuring efforts.

•

Manage Traditional Services for cash flow which we will reinvest into our Growth Services and use to reduce our debt. The overall market for domestic and international long-distance voice, prepaid cards and dial-up Internet services continues to decline in favor of Internet-based, wireless and broadband communications. To mitigate this revenue decline and preserve cash flow, we focus on customer retention by bundling services, enhancing the customer service experience, and by prudently investing in effective marketing campaigns. For the year ended December 31, 2009, Traditional Services comprised 43% of total net revenue. To further manage cash flow from Traditional Services, we will continue to explore and implement outsourcing or off-shoring options for our non-sales and marketing operations in order to lower costs, improve coordination among our business units to deliver synergy savings and run an aggressive cost management program. We seek to redeploy associated savings and resulting available cash flow into sales and marketing activities for our Growth Services.

2009 Voluntary Reorganization under Chapter 11

On March 16, 2009, Primus Telecommunications Group, Incorporated (“Group” or “PTGI”) and three of its non-operating holding company subsidiaries, Primus Telecommunications Holding, Inc. (“Holding” or “PTHI”), Primus Telecommunications International, Inc. (“PTII”) and Primus Telecommunications IHC, Inc., (“IHC” and together with Group, Holding and PTII, collectively, the “Holding Companies”) each filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief (“Reorganization”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended (the “Bankruptcy Code”).

None of Group’s operating companies in the United States, Australia, Canada, India, Europe and Brazil were included in the Bankruptcy Court filing. These operating units continued to manage and to operate their businesses normally during the financial reorganization of the Holding Companies.

The consensual plan of reorganization (the “Plan” or “Plan of Reorganization”) was confirmed by the Bankruptcy Court on June 12, 2009 (the “Confirmation Date”). On July 1, 2009 (the “Effective Date”), the Holding Companies consummated their reorganization under the Bankruptcy Code and the Plan became effective. Upon our emergence under the Plan of Reorganization on July 1, the Holding Companies’ principal debt was reduced by $316 million, or over 50%, interest payments were reduced by over 50% and certain debt maturities were extended. For additional detail concerning the effects of the Plan of Reorganization, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Emergence from Voluntary Reorganization under Chapter 11 Proceedings.

Operating Segments

We operate our business segments through a corporate shared services model and through operating segment managers responsible for specific geographic regions in which we operate. We assess performance and allocate resources based on the following operating segments:

Australia. Our Australian operations represented 30% of our net revenue for the year ended December 31, 2009. We believe we are the fourth largest full-service provider in Australia, based upon net revenue. Our Australian operations offers a comprehensive range of international and domestic long-distance voice, broadband and dial-up Internet, wireless, local, VoIP, data and data hosting center products, servicing both residential and business sectors. Our network employs Nortel DMS-100 telephone exchanges in Sydney, Melbourne, Brisbane, Perth and Adelaide operating through 66 POPs to provide national coverage for voice services. We operate a prepaid calling platform as well as a platform for delivery of enhanced toll-free service. The voice network supports direct access integrated services digital network (“ISDN”) and telephone line services across Sydney, Melbourne, Brisbane, Perth and Adelaide and some select regional areas of the country. VoIP services are offered to business and consumer customers using softswitch platforms operating in Sydney and Melbourne. Primus Australia owns a national IP network for delivery of business and consumer Internet service. Dial-up Internet is available nationally under a single access code. DSL service is provided on-net through 252 Primus DSLAMs and via wholesale DSLAM access providing reach to more than 400 exchanges nationally. The DSLAMs are capable of delivering a full suite of telecommunication products including asymmetric and symmetric IP services, telephone line, ISDN, frame relay and ATM. Primus Australia offers ATM, frame relay, IP virtual private networking (“VPN”) with quality of service (“QoS”) and managed routers. Metropolitan fiber networks exist in Sydney, Melbourne, Brisbane, Perth and Adelaide to provide high capacity backhaul for domestic carrier interconnects, DSLAM backhaul and fiber connectivity to select customer premises.

A data center in Melbourne offers managed hosting, colocation, and e-commerce applications. Our data center in Sydney is primarily used for colocation services. The Company plans to add growth capacity to these locations in 2010.

We market our services primarily through a combination of direct sales to independent agents, corporate and SME customers, internet based marketing aimed at residential customers, and telemarketing and media advertising aimed at residential customers.

We operate a call center in Melbourne that services all of Australia. We employ staff in Sydney who run our Australian network management center that operates seven days per week, 24 hours per day, 365 days per year.

Canada. Our Canadian operations represented 27% of net revenue for year ended December 31, 2009. We believe we are the largest alternative consumer service providers in Canada based on net revenue. We provide international and domestic long-distance voice, local, broadband and dial-up Internet, data and data center services, VoIP and wireless services to SMEs, residential customers and government agencies. We have sales and customer service offices in key cities throughout Canada, including Vancouver, Toronto, Ottawa, Calgary and Edmonton. We operate international gateway switches in Toronto and Vancouver and a nationwide SS7 network with signal transfer points (“STPs”) in Vancouver and Toronto. We maintain POPs in all major cities in Canada, and have use of a nationwide integrated network backbone for our voice, data, Internet and private line services. Each of the 24 nodes on the backbone is equipped with synchronous optical networking (“SONET”) add/drop, ATM, and IP equipment to provide a complete spectrum of voice and data communications products to our customers. In September 2009, we signed a new contract with Rogers Wireless Partnership which will significantly expand our coverage area and provide increased wireless data functionality to customers for future smart phone offerings. Additionally, we operate one Nortel DMS 500 switch in Toronto and next generation IP voice switches in Toronto, Vancouver, Montreal, Ottawa, London and Edmonton which provide on-net equal access coverage to an estimated 90% of the population of Canada. Together with and through a competitive local exchange carrier (“CLEC”) partner, we are co-located at 70 incumbent local exchange carriers (“ILECs”) central offices to provide DSL services, T1 access, network interconnection and local dial-tone. We operate a voice dial access network which consists of 70 POPs across the country.

We also own and operate a total of seven data centers in five major cities in Canada: two data centers in Ottawa (totaling 30,000 square feet), two data centers in Toronto (totaling 16,000 square feet), a 18,000 square foot data center in London, Ontario, a 6,000 square foot data center in Edmonton, Alberta and a 3,000 square foot data center in Vancouver through which we offer colocation, managed hosting, storage and other value added services. We have an extensive Internet network and we believe that we provide dial-up and ISDN Internet coverage to over 700 communities across Canada through a network of 51 POPs.

We market our services primarily through a combination of direct sales to independent agents, corporate and SME customers, internet based marketing aimed at residential customers, and telemarketing and media advertising aimed at residential customers.

Wholesale. Our Wholesale operations represented 26% of our net revenue for the year ended December 31, 2009. Our Wholesale business segment provides domestic and international minute transport and termination services and targets a diverse customer base including Tier 1 international carriers, multi-national carriers, wireless providers, VoIP providers, cable companies and ISPs.

United States. Our U.S. operations represented 8% of our net revenue for the year ended December 31, 2009. In the U.S., we provide international and domestic voice, data, broadband, hosted IP-PBX, SIP trunking and VoIP services to SMEs and residential customers. We operate international gateway telephone switches in the New York City area, Los Angeles, and Miami which are connected with Canada and countries in Europe, Latin America and the Asia-Pacific region through owned and leased international fiber cable systems. We have deployed intelligent softswitch architecture to our gateways in New York, Los Angeles and Miami. We lease and own domestic fiber in the U.S. to interconnect our switches, data centers, and POPs. We use a direct sales organization to sell to business customers. Our direct sales personnel offer business customers voice and hosted IP-PBX services. See “—Sales and Marketing; Direct Sales Force.” To reach residential customers, we advertise in national and regional newspapers, other publications, and television channels whose market targets are expatriates, to offer competitive rates for international and domestic telephone calls, data, Internet and VoIP services. We have telemarketing centers in Florida and Iowa. We also sell retail VoIP services through Web-based on-line interactive marketing. We utilize independent agents to reach and enhance sales to both business and residential customers. We maintain customer service centers in Florida, Virginia and Iowa and also outsource selected customer service functions. We operate a 24-hour global network management control center in India which monitors our global voice, Internet and data traffic. Additionally, we offer local and long-distance voice, and DSL services to SMEs in Puerto Rico.

Europe. We operate as a licensed service provider in the United Kingdom, France, Spain, Italy, Belgium and the Netherlands. The European market represents 7% of our net revenue for the year ended December 31, 2009. Our network consists of voice/data switches in London, Paris, Milan and Madrid and an Internet router in Frankfurt. Our European network interconnects with our global network. We have data centers for hosting and related services in London and Paris.

Our European operations are headquartered in London. We provide voice, data, wireless and hosted PBX services to residential customers, SMEs and callshops. We market our services across Europe using a combination of a direct sales force, independent sales agents and direct media advertising.

Brazil. Our Brazilian operations, headquartered in São Paulo, represented 2% of our net revenue for the year ended December 31, 2009. Our Brazilian business segment primarily consists of data hosting center services and retail and wholesale VoIP services.

Network

General. We operate a global telecommunications network consisting of traditional and next-generation international gateway and domestic switches and related peripheral equipment, carrier-grade routers and switches for Internet and data services, data hosting and co-location centers, and undersea and trans-continental fiber optic cable systems. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, incorporates the use of SS7/C7 signaling, and is supported by comprehensive network monitoring and technical support services.

Switching Systems. Our network makes use of 18 carrier-grade domestic and international gateway switch systems, Internet routers and media gateways throughout the North America, Europe, and Asia-Pacific regions.

The locations and types of our switching systems are as follows:

Location	Type of Switch
New York City area (two locations)	International Gateway
Los Angeles	International Gateway
Toronto	International Gateway
Vancouver	International Gateway
London	International Gateway
Paris	International Gateway
Sydney	International Gateway
Milan	International Gateway
Madrid	International Gateway
Hong Kong	International Gateway
Miami	Internet Peering POP
Frankfurt	Internet Peering POP
Makati City	Internet Peering POP
Adelaide	Domestic
Brisbane	Domestic
Melbourne	Domestic
Perth	Domestic

We also operate a global VoIP network with an open network architecture which connects with our partners in over 150 countries through the use of open settlement protocol.

Fiber Optic Cable Systems. We have purchased and leased undersea and land-based fiber optic cable transmission capacity to connect our various switching systems. We either lease lines on a term basis for a fixed cost or purchase economic interests in transmission capacity through minimum assignable ownership units or indefeasible rights of use to international traffic destinations.

Throughout the previous years we have purchased or acquired through acquisitions various oceanic fiber capacity and land based capacity. This capacity along with leased fiber capacity allows our switching platforms in our operating units to be connected and pass voice and data traffic.

Foreign Carrier Agreements. In selected countries where competition with the traditional Post Telegraph and Telecommunications companies (“PTTs”) is limited, we have entered into foreign carrier agreements with PTTs or other service providers which permit us to provide traffic into and receive return traffic from these countries.

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

Network for Data and Internet Services. We have built an Internet backbone network that enables our global network to carry Internet and data traffic for our business, residential, carrier and ISP customers. This network uses packet switched technology, including IP and ATM. This network allows us to offer to customers data and voice communications services, including, dial-up, broadband and dedicated Internet access, hosting, e-commerce, managed VPN services, VoIP, ATM and frame relay data services.

Data Centers. We offer world-class data center facilities with advanced 24 hours per day, 365 days per year customer access, onsite engineering support and help desk services; dedicated HVAC and environmental control systems; multi-stage fire suppression systems; uninterruptible power supply and backup generator; redundant data connections and services; routing and switching; shared and secure rack space; physical access technologies and practices; closed-circuit television and video security systems; and 24 x 7 building system and network monitoring. Our Australian data center facilities in Melbourne and Sydney occupy approximately 15,000 square feet. Canada offers national data center coverage with locations in Toronto, Vancouver, Edmonton, London, and Ottawa, with a total combined square footage of 73,000 square feet. Additionally, we own a data center facility in Brazil.

Customers

Our residential customers are attracted to us because of competitive pricing as compared to traditional carriers and responsive customer service and support. We offer VoIP, broadband and dial-up Internet access, local access and wireless products to our residential customers in select markets. We are expanding our local and broadband offerings to additional markets and bundling them with traditional voice services.

Our business sales and marketing efforts primarily target SMEs with data, voice, internet and managed hosting needs. We also target large multinational businesses.

We compete for the business of other telecommunications carriers and resellers primarily on the basis of price, service quality and presence. Sales to other carriers and resellers help us to negotiate better termination costs for our retail business units and increase the utilization of our network, thereby reducing our fixed costs per minute of use, as well as permitting our network to be interconnected with other major carriers to provide global coverage.

No single customer accounted for greater than 10% of net revenue for the year ended December 31, 2009 or for the year ended December 31, 2008.

Sales and Marketing

We market our services through a variety of sales channels, as summarized below:

•

Direct Sales Force. Our direct sales force is focused on business customers, including multinational businesses and international governmental organizations. They are engaged in generating new accounts and in the retention of current customers and cross selling products to current customers. A variety of products are utilized to maximize the customer’s lifecycle, based on the customers current product mix.

Direct sales personnel are generally compensated with a base salary plus commissions. We have sales offices in Edmonton, Calgary, Toronto, Vancouver, Ottawa, London, Glasgow, Paris, Adelaide, Brisbane, Melbourne, Perth, Sydney, Sao Paulo, Chicago and Tampa. In addition, we maintain a direct sales team which exclusively sells services to wholesale customers including other telecommunications carriers and resellers.

•

Independent Sales Agents. We also sell our services through independent sales agents and representatives, who typically focus on SMEs and residential consumers. An agent receives commissions based on revenue generated by customers obtained for us by the agent. The agents are nonexclusive to us and we require our agents and representatives to maintain minimum revenues.

•

Telemarketing. We employ full-time and part-time inbound and outbound telemarketing sales personnel, and we selectively outsource certain telemarketing functions to supplement sales efforts targeted at residential and small business customers.

•

Direct Marketing. We use a variety of print, television and radio advertising to increase name recognition and generate new customers. We reach potential customers by advertising in newspapers and on select radio and television programs.

•

Web-based Marketing. We use a variety of web-based tools, including search marketing, banner ads and pop-up windows to target Internet users who prefer to purchase and research their purchase decisions on-line.

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

We believe that our financial reporting and billing systems are generally adequate to meet our business needs. We continually consider and evaluate whether our financial reporting and billing systems are generally adequate to meet our business needs, and in the future, we may determine that we need to invest additional capital to purchase hardware and software, license more specialized software and increase our capacity.

Competition

Voice

The telecommunications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. We believe that long-distance service providers compete on the basis of price, customer service, product quality and breadth and bundling of services offered. In each country of operation, we have numerous competitors including wireline, wireless, VoIP and cable competitors. We believe that as the international telecommunications markets continue to deregulate, competition in these markets will increase. Prices for long-distance voice calls in the markets in which we compete have declined historically and are likely to continue to decrease. In addition, many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources, larger networks and more products for bundling.

Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the U.S., regional bell operating companies (“RBOCs”) entered the long-distance market; long-distance carriers have entered the local telephone services market; and cable television companies and utilities are allowed to enter both the local and long-distance telecommunications markets. Consolidation among these large companies is also occurring, which could change the dynamics of pricing and marketing. In addition, competition has begun to increase in the European Union (“EU”) communications markets in connection with the deregulation of the telecommunications industry. In addition, alternatives to wireline services, such as wireless and VoIP services, are significant competitive threats. This increase in competition adversely affects net revenue per minute and usage of traditional wireline services, and these trends are expected to continue.

The following is a brief summary of the competitive environment in our principal service regions:

United States. In the U.S., which is among the most competitive and deregulated long-distance markets in the world, competition is based on pricing, customer service, network quality and the ability to provide value-added services and the bundling of services. AT&T, Inc. and Verizon Communications, Inc. are the largest suppliers of long-distance services. Wireless carriers have gained significant ground particularly in the domestic long-distance markets, and VoIP cable-based service providers present a growing source of competition.

Australia. Australia is one of the most deregulated and competitive communications markets in the Asia-Pacific region. Our principal competitors in Australia are Telstra, the dominant carrier, SingTel Optus Pty Limited, iiNet Limited, SP Telemedia Limited (known as TPG) and AAPT, an affiliate of Telecom New Zealand. Repeated pricing threats and actions by Telstra present serious competitive challenges (see “Regulation—Australia”). In September, 2009, the Australian government has proposed the separation of Telstra’s wholesale and retail arms in order to promote more competition and better prices.

Canada. The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. In residential markets, we compete with each of the incumbent telecommunication companies (of which the largest are those owned by Bell Canada in eastern Canada, and TELUS and MTS Allstream, Inc. in western Canada) in their respective territories and the large cable companies, including Rogers and Shaw Communications Inc., who have launched their telecom service portfolio. We also compete against smaller resellers. In the highly competitive business market, we compete with Bell Canada and TELUS, who are both expanding beyond their traditional territories and competing with each other across the country, and with the national division of MTS Allstream, Inc., Rogers, Shaw Communications, Inc. and other smaller carriers, including Bragg Communications Inc., COGECO Inc. and Quebecor Inc. Major wireless carriers are also a significant source of competition. In 2008 the CRTC conducted a review of the regulatory framework for wholesale services and the definition of essential services. See “Regulation—Canada.”

United Kingdom. Our principal competitors in the United Kingdom are BT Group plc, the dominant provider of telecommunications services in the United Kingdom, ntl:Telewest Business, Carphone Warehouse Group plc, Cable & Wireless plc, Colt Telecom Group S.A. and MCI/Verizon Communications Inc. Major wireless carriers are also a significant source of competition.

Internet and Data

The market for Internet services and data services is extremely competitive. We anticipate that competition will continue to intensify. Our current and prospective competitors offering these services include national, international, regional and local ISPs, web hosting companies, other long-distance and international long-distance telecommunications companies, local exchange carriers (“LECs”), cable television, direct broadcast satellite, wireless communications providers and on-line service providers. Many of these competitors have significantly greater resources, product portfolios, market presence and brand recognition than we do.

Government Regulation

We are subject to varying degrees of regulation in each of the jurisdictions in which we operate. Local laws and regulations, and the interpretation of such laws and regulations, differ among those jurisdictions. There can be no assurance that (1) future regulatory, judicial and legislative changes will not have a material adverse effect on us; (2) domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations; or (3) regulatory activities will not have a material adverse effect on us.

Regulation of the telecommunications industry continues to change rapidly both domestically and globally. Privatization, deregulation, changes in regulation, consolidation, and technological change have had, and will continue to have, significant effects on competition in the industry. Over time we have become subject to increasing competition in all of the markets in which we operate, and we expect such increases in competitive pressure to continue. Although we believe that continuing deregulation with respect to portions of the telecommunications industry will create opportunities for firms such as us, there can be no assurance that deregulation and changes in regulation will be implemented in a manner that would benefit us.

The regulatory frameworks in certain jurisdictions in which we provide services are described below:

United States

In the U.S., our services are subject to the provisions of the Communications Act, the FCC’s regulations, and the applicable laws and regulations of the various states.

Certain of our services (our “telecommunications services”) constitute common carrier offerings subject to Title II of the Communications Act and associated FCC regulations and similar state laws. Among other things, these requirements impose an obligation to offer service on a nondiscriminatory basis at just and reasonable rates, and to obtain regulatory approval prior to withdrawing from the provision of regulated services, to any assignment of authorizations, or to any transfer of legal or actual control of the company.

Our interstate telecommunications services are subject to various specific common carrier telecommunications requirements set forth in the Communications Act and the FCC’s rules, including operating, reporting and fee requirements. Both federal and state regulatory agencies have broad authority to impose monetary and other penalties on us for violations of regulatory requirements.

International Service Regulation. The FCC has jurisdiction over common carrier services linking points in the U.S. to points in other countries. We provide such services. Providers of such international common carrier services must obtain authority from the FCC under Section 214 of the Communications Act. We have obtained the authorizations required to use, on a facilities and resale basis, various transmission media for the provision of international switched services and international private line services on a non-dominant carrier basis. The FCC is considering a number of possible changes to its rules governing international common carriers. We cannot predict how the FCC will resolve those issues or how its decisions will affect our international business. FCC rules permit non-dominant carriers such as us to offer some services on a detariffed basis, where competition can provide consumers with lower rates and choices among carriers and services. With some exceptions, current FCC rules require facilities-based U.S. carriers, like us, with operating agreements with dominant foreign carriers, to abide by the FCC’s International Settlements Policy by following uniform accounting rates, an even split in settlement rates, and proportionate return of traffic, for agreements with carriers on certain routes. U.S. carrier arrangements with non-dominant foreign carriers or on a substantial number of international routes where competition exists are not subject to these requirements. We may take advantage of these more flexible arrangements with non-dominant foreign carriers, and the greater pricing flexibility that may result, but we may also face greater price competition from other international service carriers.

Domestic Service Regulation. With respect to our domestic U.S. telecommunications services, we are considered a non-dominant interstate carrier subject to regulation by the FCC. We are not required to obtain FCC authority to initiate or expand our domestic interstate operations, but we may be required to obtain FCC approval to assume control of another telecommunications carrier or its assets, to transfer control of our operations to another entity, or to discontinue service. We are also required to file various reports and pay various fees and assessments to the FCC and various state commissions. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. The FCC has jurisdiction to hear complaints regarding our compliance or non-compliance with these and other requirements of the Communications Act and the FCC’s rules, including, for example, alleged unauthorized changes in a customer’s preferred carrier. We are also subject to CALEA and associated FCC regulations which require telecommunications carriers and VoIP providers to configure their networks to facilitate law enforcement authorities to perform electronic surveillance; to the Do-Not-Call Registry and related restrictions set out the specific parameters for telemarketing solicitation and prohibit outbound telemarketing in some circumstances; and to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which places certain restrictions on commercial electronic mail messages.

Normally our long-distance customers, and the recipients of calls from our customers, do not connect directly to our network but, instead, are connected to our network by means of the local facilities of LECs, which impose regulated charges on us, called switched access charges, to originate and terminate calls over their local facilities. FCC rules cap these charges, and, in the case of incumbent LECs, impose additional restrictions on their ability to change their charges. The FCC may modify its rules regarding LEC access charges, including both the caps and the restrictions on incumbent LECs, which could result in an increase in our termination and origination costs over time.

Interstate telecommunications carriers and VoIP providers are required to contribute to the federal USF. The FCC is considering revising its USF mechanisms and the services considered when calculating the USF contribution. We cannot predict the outcome of these proceedings or their potential effect on our USF contributions. Some changes to the USF under consideration by the FCC may affect different entities more than others, and we may be disadvantaged as compared to our competitors as a result of FCC decisions regarding USF. In addition, the FCC may extend the obligation to contribute to the USF to certain services that we offer but that are not currently assessed USF contributions.

Voice-over-Internet Protocol (VoIP). VoIP services that permit subscribers to send calls to and receive calls from the traditional telephone network, known as interconnected VoIP services, are generally subject to the regulatory authority of the FCC. We offer such services. For many years the FCC has been considering whether to classify such services as “telecommunications” services or “information” services under the Communications Act. Information services are generally subject to less regulation than telecommunications services. However, the FCC has extended a number of regulatory obligations normally applicable to telecommunications services to VoIP services, irrespective of the lack of clarity regarding the classification of such services. These include (1) the obligation to contribute to the USF; (2) the obligation to comply with CALEA; (3) the obligation to comply with the FCC’s rules regarding protecting CPNI; (4) the obligation to provide E911 services, and to disclose limitations on such services to end users; (5) the obligation to permit customers to keep their telephone number when changing from one carrier to another; (6) the obligation to deploy equipment and provide services that make reasonable accommodations for the needs of disabled persons; and (7) the obligation to pay a variety of regulatory fees. We cannot predict what other regulatory obligations, if any, will be imposed on our VoIP operations, nor can we predict whether the FCC will eventually classify VoIP as a telecommunications service and, if it does, what additional regulatory obligations, if any, the FCC would choose to impose on such services. The uncertainty regarding the regulatory obligations applicable to interconnected VoIP services presents a number of situations which could have a material negative impact on our operating costs and profitability. These potential regulatory developments include:

•

The FCC has ruled that a certain type of interconnected VoIP service is interstate in nature, and not subject to most state-level public utility regulations. We believe that our own VoIP service is subject to this ruling, but individual states may nonetheless attempt to regulate that service. We cannot predict whether any individual states would make such an effort, nor can we predict the outcome of any such effort.

•

While we believe that our VoIP network is in compliance with the requirements of CALEA, we cannot predict whether law enforcement or the FCC will agree, nor can we predict whether we may be subject to fines or penalties if we are found to be not in compliance with CALEA.

•

With respect to our VoIP-related 911 obligations, we have contracted with a third-party provider that is a market leader in emergency 911 service solutions to provide these services. Our ability to expand our VoIP services in the future may depend on the ability of that provider to provide E911 access or on any additional 911-related obligations the FCC may impose. At present, and similar to many other VoIP providers, for some of our customers we cannot offer VoIP E911 services that route emergency calls in a manner fully consistent with the FCC rules. We are addressing this issue with our VoIP E911 solutions provider. The FCC may determine that our VoIP E911 solution for some of our customers does not satisfy the FCC’s requirements, in which case the FCC could require us to disconnect a significant number of our VoIP subscribers, which could have a material adverse effect on the Company’s financial position, results of operations and cash flows. In addition, the FCC is considering whether it should impose additional VoIP E911 obligations on interconnected VoIP providers including consideration of a requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. We cannot predict the outcome of this proceeding, nor its impact on us, at this time.

•

The FCC’s CPNI rules, to which our VoIP operations are subject, are intended to protect customer information from unauthorized use or disclosure. Those rules currently require us to use enhanced passwords for customer on-line and call-in access to CPNI and account information, as well as customer notification of account or password changes. Complying with these rules may impose additional costs on us and reduce our profitability or cause us to increase the retail price for our services. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new CPNI obligations.

•

Section 255 of the Communications Act and associated FCC rulings require traditional phone providers and manufacturers of associated equipment to ensure that their equipment and services meet certain obligations regarding access by persons with disabilities. The FCC has extended those requirement to providers of interconnected VoIP services and to manufacturers of specially designed equipment used to provide those services. While we believe that we are in compliance with these requirements, we can have no assurance that the FCC might not find us not to be in compliance, which could subject us to sanctions including fines.

•

The FCC has also extended to VoIP providers the obligations of Section 225 of the Communications Act, which (among other things) requires contributing to the Telecommunications Relay Services fund, and the offering of 711 abbreviated dialing for access to relay services. At this time, we cannot predict the impact of these rules on our business or our ability to comply with these obligations, and we may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with them. For example, the FCC mandates that interconnected VoIP providers like us must transmit 711 calls to a relay center that facilitates the ability of speech- and hearing-impaired individuals to communicate. The FCC issued a temporary waiver of that requirement insofar as it requires such providers to transmit the 711 call to an “appropriate relay center,” meaning the relay center(s) serving the state in which the caller is geographically located or the relay center(s) corresponding to the caller’s last registered address. We are currently not able to route such calls in this manner, but we are working on implementing a call routing solution which will route 711 calls to the appropriate relay center as defined in the FCC’s order. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new disability provisions.

•

The FCC now requires interconnected VoIP service providers like us to pay regulatory fees to the FCC. The assessment of these fees has increased our costs and reduced our profitability and caused us to increase the price of our retail service offerings.

State Regulation. Traditional long-distance calls for which the caller and recipient are both located in the same state are subject to regulation by that state. Our intrastate long-distance operations are therefore subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Primus Telecommunications, Inc. (“PTI”), our principal operating subsidiary in the U.S., maintains the necessary certificate and tariff approvals, to provide intrastate long-distance service in 49 states and Puerto Rico. PTI also maintains the necessary certificate to provide local services in Puerto Rico. Certain of our other subsidiaries also maintain certificates and tariffs in some states. Some states also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. States often require prior approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt or for name changes. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, cancelled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility which, if granted, could subject us to increased price competition. We may also be required to contribute to universal service funds in some states.

State Taxes and Fees Applicable to VoIP Services. In general, we do not collect or remit state or municipal taxes (such as sales and use, excise, utility user, and ad valorem taxes), fees or surcharges on the charges to our customers for our VoIP services. With limited exceptions, we do not believe that we have sufficient nexus in most states/local jurisdictions to be subject to state or municipal taxes, surcharges or other fees. Should this change or found to be otherwise, we may be subject to retroactive liability for VoIP-specific taxes, fees and surcharges in a number of states and potentially, penalties and interest. Retroactive liability for such taxes, fees or surcharges, as well as penalties and interest, may adversely impact our financial position and we would not be able to recoup any of these liabilities from our customers. If we must collect such state taxes, fees and surcharges on a going-forward basis, we will likely pass such charges through to our customers. The impact of this price increase on our customers or our inability to recoup our costs or liabilities could have a material adverse effect on the financial position, results of operations and cash flows of our VoIP business.

Several states have attempted to impose state-level USF charges on a portion of the revenues from interconnected VoIP service. Thus far, such efforts have been unsuccessful. For example, the U.S. Circuit Court of Appeals for the Eighth Circuit recently affirmed a lower court ruling enjoining the state of Nebraska from attempting to collect such fees. On the basis of this litigation, we do not believe that existing law allows states to subject us to state universal service fund contribution obligations with respect to our VoIP services. However, we cannot predict the final outcome of this litigation, nor any similar litigation that other states might initiate, nor its impact on us.

On July 16, 2009, Kansas and Nebraska filed a petition with the FCC requesting a declaratory ruling that states are not preempted from requiring nomadic interconnected VoIP providers, such as us, to contribute to state universal service funds. The petition also seeks a retroactive ruling finding that states have been able to collect such contributions for a time period that is not clearly defined in the petition. At this time, we cannot predict the outcome of this proceeding nor its impact on our business. If we were required to retroactively pay into state-level universal service funds, that could have a material negative impact on our earnings. However, if the FCC were to adopt retroactivity but limit it to Kansas and Nebraska, we do not believe our potential liability would be material.

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

Australia

The provision of our telecommunications services is subject to federal regulation in Australia. The two primary instruments of regulation are the Telecommunications Act 1997 (the “Telecommunications Act 1997”) and federal regulation of network access pricing and anti-competitive practices pursuant to the Trade Practices Act 1974 (the “Trade Practices Act”). The current regulatory framework came into effect in July 1997.

We are licensed as a carrier under the Telecommunications Act 1997, which permits us to own or operate transmission infrastructure that is used to supply carriage services to the public. With respect to providing carriage services to the public, we must comply with legislated “service provider” rules contained in the Telecommunications Act 1997 covering matters such as operator services, regulation of land access, directory assistance, provision of information to allow maintenance of an integrated public number database and itemized billing.

Two federal regulatory authorities principally exercise control over the broad range of issues affecting the operation of the Australian telecommunications industry. The Australian Communications & Media Authority (the “ACMA”) is the authority regulating matters including the licensing of carriers and technical matters, and the ACCC has the role of promotion of competition and consumer protection and in particular dealing with carrier to carrier interconnection and network access. Telstra, the dominant carrier and former Government owned monopoly, has typically challenged many of the key principles applied by the ACCC to access pricing and endeavors to have some key decisions removed from the charter of the ACCC. For example, Telstra has previously applied to the High Court of Australia to overturn its obligation to provide access to unbundled local loop lines (and also access to those lines pursuant to spectrum sharing). While that petition to the highest court in Australia was unsuccessful, Telstra continues to lodge challenges against regulatory decisions, with recent unsuccessful Federal Court challenges relating to the unconditional local loop service (“ULLS”) and leased line sharing (“LLS”) pricing. Telstra has also lodged a number of exemption applications with the ACCC submitting that it should be exempted from an obligation to provide wholesale telecommunications services on various routes and locations in Australia. Some of these applications have been successful, particularly in respect to wholesale line rental, the local carriage service and public switched telephone network originating access services supplied from certain CBD and metro exchanges, and also some transmission services where the ACCC considered sufficient alternative supply was available. There is a risk that Telstra will significantly increase its prices in respect of these exempt services and/or deny us access to essential services we need to compete. Separately, Telstra has also petitioned the ACCC for the right to impose significantly higher unconditional local loop (“ULL”) pricing. The ACCC has made a decision to reject this, however Telstra has challenged this decision in the Federal Court. Telstra and the ACCC are also presently contesting the appropriate pricing for all the fixed line regulated services supplied by Telstra. There is currently a significant divergence of view on some of this pricing and in August 2009 the ACCC published its draft pricing proposing increased ULL pricing. The ACCC subsequently indicated it would withdraw from that proposed pricing, and is expected to publish its final indicative pricing decision in the second quarter of 2010. The ACCC will also be establishing SSS and ULL pricing in the context of access disputes during the second quarter of 2010.

In September 2009 the Australian Government announced a regulatory reform package that if enacted, we expect will significantly reform the industry for the better. The key reforms are rules designed to separate Telstra’s retail arm from its wholesale business (proposing scope for either functional or structural separation), and the reform of the access pricing regime to enable the ACCC to conduct more efficient and forward looking pricing inquiries, give the ACCC greater price setting powers and provide greater certainty by removing merits review of ACCC decisions. These reforms generally represent improvement in the conditions and prospects for competitors such as us. However, the removal of merits review does expose us to some risk, as negative outcomes will not be open to challenge. The reforms were subject to debate and consideration by the Federal

Senate during November 2009, and again debated in March 2010, however at this time its not clear whether the Government will obtain the necessary support to pass the legislation. Combined with other measures (including amendment of undertakings and exemption processes), the legislative reforms if and when enacted should ultimately lead to better price certainty and less regulatory risk. Given the reluctance of Telstra to take the lead in constructing a high speed broadband network in Australia, and the failure of a competitive tender to construct such a network (given global conditions at the time), the Government has moved to establish a Government owned company (NBN Co) to construct and operate a National Broadband Network. It is expected that draft legislation will be introduced within the next 6 months setting out the governance and regulatory framework for NBN Co. At this time NBN Co is in discussion with industry in connection with its construction plans. This development represents the prospect of long-term improvement in the conditions for industry competitors such as Primus Telecom, given the Government’s intention that NBN Co operate as a stand alone wholesale company, therefore removing some of the friction that currently exists between competitors and the monopoly wholesale service provider, Telstra, which because if its vertically integrated nature has incentives to favour its own retail operations over the interests of its wholesale customers.

The Government has recently announced a policy to require internet service providers to impose mandatory filtering of certain objectionable and illegal material through blocking access to specified URLs. At this stage it’s not clear what cost and operational implications this policy will have on Primus. More detail on these implications should emerge over coming months.

In addition to the Trade Practices Act and the Telecommunications Act 1997, the industry is also subject to other federal legislation, state legislation, various regulations pursuant to delegated authority and legislation, ministerial declarations, codes, directions, licenses, and statements of Australian government policy.

Licensed carriers are subject to charges that are intended to cover the costs of regulating the telecommunications industry and are obliged to comply with license conditions (including obligations to comply with the Telecommunications Act 1997 and with the telecommunications access regime and related facilities access obligations). Carriers also must meet the cost of the Universal Service Obligations (“USO”), which assists in providing all Australians, particularly in remote areas, with reasonable access to standard telephone services. Telstra is currently the sole universal service provider. Since 2000, the responsible Minister of the Australian government may make a determination of the amount of USO subsidies, with advice from the ACMA. No methodology is provided in legislation and the Minister could make a determination of a Universal Service Levy (“USL”) that would be material to us. However, the USL has been set previously at levels that we do not consider to have a material impact. The ACMA is presently proposing a determination for 2010 that is consistent with earlier determinations.

Fair Trading Practices. The ACCC enforces legislation (the Trade Practices Act) for the promotion of competition and consumer protection, and is responsible for regulating rights of access to services (including pricing for access) and interconnection. The ACCC can issue a competition notice to a carrier which has engaged in anti-competitive conduct. Where a competition notice has been issued, the ACCC can seek pecuniary penalties, and other carriers can seek damages. Under the Trade Practices Act other carriers can also initiate their own proceedings in the event of violation of competition laws.

As indicated, the Trade Practices Act provides for a telecommunications access regime that sets out a framework for regulating access rights to specific carriage services and related services through the declaration of access services by the ACCC. The regime establishes mechanisms by which the terms and conditions of access to a declared service can be determined by the ACCC in an access arbitration. The telecommunications specific provisions in the Trade Practices Act are intended to ensure fair and competitive access to essential facilities and monopoly services, and address anti-competitive conduct of carriers, particularly those with substantial market power such as Telstra. The right of access provisions also apply to any carrier that owns or controls essential infrastructure or services that have been declared by the ACCC on grounds that access should be provided for the purposes of competition.

Consumer Protection. The ACCC’s consumer protection role as set out in the Trade Practices Act is also shared with other state based regulators. Each state has its own Fair Trading Act administered by consumer affairs authorities and ACMA undertakes some activities in consumer protection predominantly in connection with industry codes of conduct. As a service provider we must also be a member of the Telecommunications Industry Ombudsman (“TIO”) Scheme. The TIO is responsible for handling complaints from consumers about carriers and Internet service providers. The TIO may impose financial penalties upon carriers that do not satisfactorily deal with consumer complaints.

Canada

We are a reseller of telecommunications services in Canada. Because we do not own or operate transmission facilities in Canada, we are not subject to direct regulation by the CRTC pursuant to the Telecommunications Act (as amended, the “Canadian Telecommunications Act”). We may resell long-distance service, local telephone service, wireless service and Internet access without the regulation of our rates, prices or the requirement to file tariffs. In addition, as described below, as a reseller we are not subject to restrictions on foreign ownership or control.

Regulation. The CRTC has issued various decisions and constructed certain frameworks that directly affect our obligations and operations as a reseller.

In 2000, the CRTC implemented a revenue-based contribution regime to replace the per minute contribution charge formerly in place to support universal access. The revenue-based contribution mechanism collects from a wider base of telecommunications service providers, including resellers, and has lowered our contribution expenses since 2001.

We are required to hold a license to provide Basic International Telecommunications Services (a “BITS” license) pursuant to which we are subject to the requirements not to engage in anti-competitive conduct in relation to the provision of international telecommunications services and the requirement to observe the contribution regime described immediately above.

We operate as a local services reseller, both in reselling CLEC local services and in the provision of local VoIP services interconnected with the public switched telephone network. As such, we are subject to a number of obligations that are passed on through our contractual arrangements with LECs from which we purchase services. These include:

•	Registration. We are required to be registered with the CRTC to provide these services.

•

The provision of 911 services. For fixed services such as our circuit-switched local services, we are required to provide the same standard of 911 service as the underlying LEC. For our VoIP services, however, which are considered to be “nomadic” by the CRTC, we are required to implement an interim solution under which the CRTC requires us to employ the zero-dialed emergency routing services provided by the ILEC in its serving territory in order to route 911 calls to an operator, who determines the caller’s location in the first instance. A CRTC Interconnection Steering Committee submitted a report to the CRTC in 2007 establishing some of the parameters for a permanent solution for the provision of emergency services by nomadic VoIP providers. A CRTC proceeding is currently underway to identify remaining parameters for such a solution.

•

Customer notifications. Local VoIP providers are subject to stringent and detailed customer notification requirements regarding the limitations associated with their 911 services. These include warnings to be included in all of the providers’ print, online and broadcasting marketing materials.

•	Number portability. Although local voice resellers and VoIP providers must obtain their numbers from a LEC, they are subject to the requirement to permit porting out of local numbers.

•

Privacy safeguards. Local resellers are required to provide certain privacy safeguards, including the provision of the privacy indicator, automated universal per-call blocking of calling line identification and others. To the extent that VoIP providers are unable to provide these privacy safeguards, they are required to inform their customers of this fact.

•

Message Relay Service. All local resellers, including VoIP providers, are required to provide access to message relay service (“MRS”). This is to include both Teletypewriter Relay Service (“TTY Relay”) and, as of July 21, 2010, Internet Protocol Relay Service (“IP Relay”).

In a Price Cap decision issued in May 2002, the CRTC lowered the prices incumbent providers can charge competitors for a range of competitor services, i.e. certain facilities and services required by competitors to provide telecommunications services to their end-customers and mandated by the CRTC (see discussion of the new framework for wholesale services, below). The Price Cap formula set out in this decision required the ILECs to revise the rates of selected services (primarily local telecommunications services) yearly by the rate of inflation minus a productivity offset of 3.5%. The rates of other service groupings were “capped” and others were “uncapped” with upward pricing constraints. The CRTC typically relied on a four-year Price Cap period, but in 2005 it decided to extend the period by one year in order to complete a public proceeding to establish the parameters of the next Price Cap period. In a decision dated April 2007, the CRTC issued the parameters of the new Price Cap framework. The new Price Cap framework is similar to the previous framework in that rates for service groupings are “capped,” “uncapped” and subject to upward or downward pricing constraints. The productivity offset still applies to selected services. CRTC decided not to impose an expiry date for the current Price Cap framework. Accordingly, the current Price Cap framework continues to allow for certain savings on competitor services for resellers.

In 2005 the federal government appointed a Telecom Policy Review Panel to review Canada’s telecommunications policy framework. The Panel’s report was released in March of 2006. Following the release of the report, the federal government issued a Policy Direction to the CRTC on December 18, 2006 that required, among other things, that in exercising its powers and duties, it rely on market forces to the maximum extent feasible. The Policy Direction has had an impact on the CRTC’s recent decision involving essential facilities and wholesale services, described immediately below. The policy directs the CRTC to take into account the principles of technological and competitive neutrality, the potential for incumbents to exercise market power in the wholesale and retail markets for the service in the absence of mandated access to wholesale services, and the impediments faced by new and existing carriers seeking to develop competing network facilities.

On March 3, 2008, the CRTC issued a decision revising the definition of an essential service and the classifications and pricing principles under which facilities-based carriers are to offer wholesale services to competitors at regulated rates. Under this revised regulatory framework for wholesale services, the CRTC has classified existing wholesale services into six categories: essential, conditional essential, conditional mandated non-essential, public good, interconnection, and non- essential subject to phase-out. More than a third of wholesale services will be deregulated by 2012, including intra-exchange transport services which we use to interconnect our sites where we have located DSLAM equipment. The area likely to have the next-largest impact involves high-speed access to business services, which is to be deregulated in 2013.

In a regulatory policy update related to the new wholesale framework, dated January 2009, the CRTC determined that it would be appropriate to allow for negotiated agreements for certain services that were mandated pursuant to the wholesale framework (i.e., those services classified as “conditional essential” and “conditional mandated non-essential”). Accordingly, we now have the ability to purchase these services on a tariff basis or through a negotiated agreement. As we utilize a significant amount of these services, it is expected that the ILECs will attempt to convince us to enter into negotiated agreements for these services going forward. However, it is not yet certain whether such agreements will offer or result in preferable terms for us.

In addition to the above, our competitors have filed applications to review or appeal other aspects of the CRTC’s new wholesale framework, as well as other wholesale data and Internet service obligations. In a decision dated January 2009, the CRTC withdrew a directive contained in the wholesale framework decision that would have required the ILECs to provide unbundled access to the facilities used to provide Internet service to all end-users that they are able to serve. In parallel, the CRTC initiated a proceeding to consider the appropriateness of mandating certain ILEC and cable company wholesale high-speed access services, including unbundled access to next-generation facilities. In March 2009, several of our competitors applied to the Governor in Council for the variance or rescission of CRTC decisions related to wholesale data or Internet services, in which the CRTC directed the ILECs to provide wholesale ADSL services at speeds equivalent to their retail offerings. In an Order in Council dated December 2009, the Governor in Council referred these decisions back to the CRTC for reconsideration. The proceeding in which the CRTC is considering the appropriateness of mandating certain ILEC and cable company wholesale high-speed access services has been expanded to include this reconsideration.

In a decision dated August 2009, the CRTC granted interim approval to an application by an ILEC, Bell Canada, to implement usage-based billing on its wholesale Internet access service. If this application is granted final approval, it will require us to pass down the cost of usage-based billing incurred by us through the Internet usage of our end-users that are served via Bell Canada’s wholesale Internet access service to those customers. It is possible that other ILECs will also implement usage-based billing on their wholesale Internet services. This would also permit us to implement usage-based billing on our retail Internet service that is provided via ILEC unbundled facilities obtained through CLEC arrangements.

In a decision dated October 2009, the CRTC set out a framework which will guide the implementation of Internet traffic management practices by ISPs and facilitate reviews of such practices against that framework. This framework is focused on four rules: Internet traffic management practices must be designed to address the stated need and achieve the stated purpose and effect, and nothing else; they must result in as little discrimination or preference as reasonably possible; they must result in as little harm to end-users and others as reasonably possible; and economic approaches, such as network investment, would not have reasonably addressed the need or effectively achieved the same purpose. As a result of this decision, we may continue to utilize the traffic management practices that we have implemented on our retail Internet service that is provided via ILEC unbundled facilities obtained through arrangements with CLECs. However, we may be obliged to notify our customers of such practices, with a 30-day wait period after notification before we can implement them. In addition, our arrangements with ILECs or with CLECs may require that the practices we implement respect the above-mentioned framework. Finally, the CRTC also determined that it would not require prior approval of the continued application of traffic management practices by the providers of wholesale Internet access services, provided that these are not more restrictive than those imposed on its retail customers and do not affect its wholesale customers disproportionately. As a result, our customers that are served via wholesale Internet services are, or may be, subject to the traffic management practices of the wholesale provider.

In an application dated June 2009, an ILEC, Bell Canada, requested approval to increase the tariffed rates for its unbundled local loops. This application has the potential to increase the cost of the unbundled facilities that we obtain through CLEC arrangements and use to provide retail telephone and Internet services. A review of Bell Canada’s application is ongoing.

Competition. Long-distance competition has been in place in Canada since 1990 for long-distance resellers and since 1992 for facilities-based carriers. In June 1992, the CRTC issued Telecom Decision CRTC 92-12 requiring the ILECs to interconnect their networks with their facilities-based, as well as reseller, competitors. Since 1994, the ILECs have been required to provide “equal access,” which eliminated the need for customers of competitive long-distance providers to dial additional digits when placing long-distance calls. The ILECs disbanded the Stentor alliance in 1999, and former Stentor companies, Bell Canada and TELUS Corporation, the two largest ILECs in Canada, compete against each other. MTS Allstream, Inc., the ILEC serving the Canadian province of Manitoba, has acquired Allstream, Inc. (formerly AT&T Canada Corp.) in 2004 and is now competing nationally as well. The other nationwide competitor, Call-Net Enterprises Inc., which operated as Sprint Canada, was acquired by Rogers in 2005. Cable TV companies, such as Rogers, Shaw Communications

Inc. and Vidéotron Limited, launched their local telephone services in July 2005 and have had a great deal of success thus far. Their local service is provided either via their cable network or acquired CLEC (i.e., Call-Net) or on a resold basis from an underlying LEC.

As markets become competitive, the Canadian Telecommunications Act permits the CRTC to forbear from regulating the rates and terms of service of Canadian carriers. The long-distance rates of Canadian ILECs have largely been forborne from regulation since 1997. The ILECs’ rates for retail Internet services were forborne from regulation in 1999. On April 6, 2006, the CRTC established a framework for forbearance in respect of local services by defining the geographic markets in which the CRTC will forbear from regulating as the criteria for deregulation are met, and by establishing these criteria. On April 4, 2007 the Governor-in-Council varied this framework by reducing to the size of the geographic market in which the criteria are to be met and by relaxing the criteria to be met. As of June 2009 approximately 77% of all residential local lines and 68% of commercial local lines in Canada have been deregulated.

The Competition Bureau issued an Information Bulletin on the Abuse of Dominance Provisions as applied to the Telecommunications Industry on June 6, 2008, in which the Bureau describes its approach in reviewing abuse of dominance complaints in telecommunications markets where the CRTC has forborne from regulating conduct.

On March 12, 2009, the Competition Act was amended to provide the Competition Tribunal with the power to order the payment of an administrative monetary penalty of up to 15 million CAD in cases of abuse of dominant position. Subject to any relevant defenses, these amendments apply to telecommunications service providers.

Foreign Ownership Restrictions. Under the Canadian Telecommunications Act and the Radiocommunication Act, and certain regulations promulgated thereunder (i.e. the Radiocommunication Regulations and the Canadian Telecommunications Common Carrier Ownership and Control Regulations), foreign ownership restrictions apply to telecommunications common carriers and radiocommunication carriers (“Canadian carriers”), a concept which includes, for example, CLECs and microwave license holders, but not to companies, such as resellers, that do not own or operate transmission facilities. Accordingly, resellers may be wholly foreign-owned and controlled.

The restrictions applicable to Canadian carriers limit the amount of foreign investment in Canadian carriers to no more than 20% of the voting equity of a Canadian carrier operating company and no more than 33 1/3% of the voting equity of a Canadian carrier holding company. The restrictions also limit the number of seats which may be occupied by non-Canadians on the board of directors of a Canadian carrier operating company to 20%. In addition, under Canadian law, a majority of Canadians must occupy the seats on the board of directors of a Canadian carrier holding company. Although there is no restriction on foreign investors holding non-voting equity in a Canadian carrier, the law requires that the Canadian carrier not be “controlled in fact” by non-Canadians. The concept of “control in fact” is very broad, and takes into account all commercial arrangements between the Canadian carrier and third parties.

The Canadian issuer, along with several other telecommunications service providers, has sought to have the Canadian government review foreign ownership restrictions with a view to lowering these restrictions or eliminating them. In April 2003, the Industry Committee of the House of Commons recommended removing these restrictions in their entirety, for both telecommunications common carriers and for broadcasting distribution undertakings (“BDUs”) such as cable companies. In June 2003, however, another committee of the House of Commons (the Heritage Committee) expressed concerns that changes in ownership restrictions for either telecommunications common carriers or BDUs could have an adverse impact on the broadcasting system. In its September 2003 response to the Industry Committee’s recommendation, the government acknowledged the appropriateness of the committee’s conclusion that removing foreign investment restrictions would benefit the telecommunications industry. However, the government also noted the concerns expressed by the Heritage

Committee. The government recognized that it has a responsibility to determine how best to reconcile the conflicting recommendations of the two committees and undertook to analyze this question and be in a position to examine possible solutions by the spring of 2004. However, no solutions were brought forward in 2005 although the issue was raised once again by the Telecom Policy Review Panel (“TPRP”), who recommended in its Final Report that the foreign ownership restrictions be relaxed. In July 2007, Industry Canada announced the creation of the Competition Policy Review Panel (the “Panel”), which was asked to provide recommendations to the government on how to enhance Canadian competitiveness. The Panel’s duties included a sector specific review of the current telecommunications foreign ownership restrictions. We filed a submission in favor of eliminating the restrictions and also presented options to accommodate concerns such as national security. In its report dated June 2008, the Panel supported the TPRP’s recommendations regarding the easing of foreign ownership restrictions. Specifically, the Panel recommended a two phase approach to liberalize the Canadian foreign ownership restrictions. The initial phase would permit foreign companies to establish new telecommunication companies or acquire existing telecommunication companies with less than a 10% share of the Canadian telecommunication market. The second phase would consist of further liberalization upon a review of existing cultural policies and an assessment of the impact of the foreign investment resulting from the initial phase. However, despite the support of both the TPRP and the Panel it is premature to predict whether any recommendation to remove the restrictions for telecommunications common carriers will be implemented. In July 2009, the CRTC issued a new Canadian ownership and control review policy which subjects foreign investment arrangements in Canadian carriers to more formal procedures. These new procedures include greater public scrutiny of the investment arrangements, in some cases extending to detailed disclosure requirements, and may involve significant delays and limit investors’ opportunity to consult informally with the regulator.

European Union

In Europe, the regulation of telecommunications is governed at a supranational level by the European Parliament, the Council of the European Union (the “Council”) and the European Commission (the “EU Commission”), each consisting of members including the following countries: Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the United Kingdom. These institutions are responsible for creating European Union-wide policies and, through legislation, have progressively developed a regulatory framework aimed at ensuring an open, competitive telecommunications market.

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

This regulatory framework is currently under review by the EU Commission. A number of proposed changes have been adopted, including the desire to create a European level telecom market body to complement national regulator, and assist in opening up markets with low levels of competition. The proposed changes have been adopted by the European Parliament and are awaiting consideration by the Council. Once adopted at the European level, the revised rules have to be incorporated into national law before taking effect. The EU Commission is hopeful that the new framework could be in place from 2010 onwards.

The Regulation of the European Parliament and of the Council of June 27, 2007 on roaming on public mobile telephone networks within the community and amending Directive 2002/21/EC is a regulation by the EU Commission, primarily backed by the EU Commissioner for Information Society and Media, which regulates the charges of mobile phone use when abroad in the EU. The regulation caps the rates operators can charge each other while roaming in the EU and also limits the tariffs an operator can charge from customers. The proposal for a regulation to lower international roaming charges within the EU was published by the EU Commission in July 2006. The regulation entered into force on June 30, 2007. From this date on, mobile phone operators within the EU had one month to inform customers about the new tariffs called “Eurotariff” and provided an offer for switching to the new tariff and the new tariff automatically applied on September 30, 2007, except special roaming package. The Eurotariffs is proposed to gradually decrease over the next three years.

A Eurotariff is available in all 27 member states of the EU. It applies only to voice calls within the EU irrespective of a pre-paid or post-paid status. It does not apply to other mobile phone services, such as short message service (“SMS”), multimedia messaging service (“MMS”) or data transfer.

The regulation caps roaming prices for voice services only but it also requires national regulators to monitor developments in the prices of roamed voice, SMS and data services closely. The EU Commission called on mobile operators to demonstrate their willingness to voluntarily reduce the very high roaming charges for SMS and data roaming. Under new rules as of July 1st, 2009, consumers will also benefit from per-second billing after 30 seconds for calls made and per-second billing throughout for calls received to ensure that consumers do not face any hidden costs when they are roaming. This is expected to increase consumer’s savings by over 20%.

The regulation is meant to expire in three years from 2007 (in Summer 2010). The EU Commission, together with the National Regulatory Authorities will monitor the development of the prices over the next 18 months. If normal market conditions are established in the market for roaming calls, the regulation will expire after three years. However, the Commission can also propose to continue to regulate the roaming market, if normal market conditions are not working yet. Under the latest EU proposal on September 23, 2008, this regulation would be extended to June 30, 2012.

A regulation on SMS and Data is currently being studied by the EU Commission. The operators were given until July 1, 2008 to lower SMS and data roaming charges. The EU Commission then sent letters to the CEOs of all European mobile operators inquiring about their SMS and data prices. The assessment showed that prices are still too high. The EU Commission then decided to introduce maximum price limits for sending SMS messages while roaming. The European Regulators Group has suggested a level between 11 and 15 eurocents. As of May 2009 a maximum price of SMS send within EU borders on the level of 11 eurocents from July 1, 2009 is almost certain. This would also include a wholesale maximum rate of €0.04.

The price cap for the rates the host operator charges a roaming customer’s home operator, calculated on a kilobyte basis is:

•	from July 1, 2009: a maximum of €1.00 per megabyte (excluding VAT);

•	from July 1, 2010: a maximum of €0.80 per megabyte (excluding VAT); and

•	from July 1, 2011: a maximum of €0.50 per megabyte (excluding VAT).

Data and Internet services are not regulated for the moment by the EU at the retail level. A wholesale price cap will be applicable as of July 1, 2009 for 1 EUR/MB. Customers traveling to another member state would also receive an automated message of the charges that apply for data roaming services. On July 1, 2010, operators must provide customers with the opportunity to determine in advance how much they want to spend before the service is cut-off.

A further directive relating to privacy and electronic communications (“Directive 2002/58”) was added to the new regime. This directive aims to harmonize national laws regarding personal data protection in the electronic communications age and deals with matters including the confidentiality of billing information, the use of caller identification devices, the use of subscriber directories and unsolicited communications. The directive was supposed to be implemented by EU member states and incorporated into the regulatory regime of each member state by October 31, 2003, but as was also the case with the earlier directives referred to above, a number of member states missed this deadline. Each EU member state in which we currently conduct or plan to conduct our business has historically had a different regulatory regime, and we expect that, even with the adoption of the new EU regulatory regime, differences will continue for the foreseeable future. There may well be differences in the manner in which the new EU regulatory regime is implemented from one member state to another. The requirements for us to obtain necessary approvals have varied considerably from one country to another. We have obtained and will continue to seek to obtain interconnection agreements with other carriers within the EU. While previous EU directives have required that carriers with significant market power offer cost-based and non-discriminatory interconnection to competitors, individual EU member states have implemented this requirement differently and may continue to do so under the new EU regulatory regime. As a result, we may be delayed in obtaining or may not be able to obtain interconnection in certain countries that would allow us to compete effectively.

Further, member states must now introduce domestic legislation to implement the EC Directive on Waste Electrical and Electronic Equipment (“WEEE”) and the EC Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”). The WEEE seeks to implement legislation on electrical and electronic equipment in relation to its composition and levels to which it should be recycled, while making producers responsible for financing most of these activities. Information technology and telecommunications equipment is WEEE, and subject to the WEEE Directive. RoHS seeks to restrict hazardous substances in WEEE.

The Commission also is concerned with services, such as VoIP, and published a working paper applicable to VoIP based services—Commission Staff Working Document of June 14, 2004 on the Treatment of VoIP under the EU Regulatory Framework- an Information and Consultation Document, which identifies various issues that can arise in relation to VoIP. The introduction of 3G mobile broadband services raised new regulatory issues and the Commission published a Communication on Mobile Broadband Services (June 30, 2004-COM (2004) 447), which covers issues, such as spectrum trading.

Employees

The following table summarizes the number of our employees as of December 31, 2009 by region:

Total
Canada	704
Australia	582
United States	158
India	108
Europe	102
Brazil	47

Total	1,701

We have never experienced a work stoppage. Only some of our employees in Australia are represented by a labor union and covered by a collective bargaining agreement. We believe that our employee relations are positive.

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

A wide range of factors could materially affect our performance. In addition to factors affecting specific business operations and the financial results of those operations identified elsewhere in this report, the following factors, among others could adversely affect our operations:

The following is not intended as, and should not be construed as, an exhaustive list of relevant risk factors. There may be other risks that are relevant to its own particular circumstances or generally.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Continuing global economic conditions could adversely affect our business.

The global economy and capital and credit markets have been experiencing exceptional turmoil and upheaval. Many major economies worldwide entered significant economic recessions in 2007 and continue to experience economic weakness even though economies have begun to show signs of recovery. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, geopolitical issues, the availability, cost and terms of credit, consumer and business confidence, substantially increased and increasing unemployment rates and the crisis in the global housing and mortgage markets have all contributed to increased market volatility and diminished expectations for both established and emerging economies, including those in which we operate. In the second half of 2008, added concerns fueled by government interventions in financial systems led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions have contributed to economic uncertainty of unprecedented levels. The availability, cost and terms of credit also have been and may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in many cases cease to provide, credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers over the past two years, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing debt instruments and to access the capital markets and obtain capital lease financing to meet liquidity needs. This financial crisis may have an impact on our business and financial condition in the following ways as well as in other ways that we currently cannot predict.

•

Potential risk in refinancing outstanding debts: Although none of our major debt instruments are scheduled to mature before 2013, at the earliest, if the volatility in the global capital markets were to continue, our ability to refinance our existing indebtedness when due could be severely constrained. See “—Risks Associated with Our Liquidity Needs and Debt Securities.” Any such refinancing could require significantly more expensive interest rates and covenants that restrict our operations to a significantly greater extent.

•

Negative impacts from increased financial pressures on customers: Uncertainty about current and future global economic conditions and credit markets may cause consumers, business and governments to defer purchases in response to tighter credit, decreased availability of cash and credit, and declining business and consumer confidence, any of which may affect the usage of our services by the customers and the ability of those customers to pay for our services. Accordingly, future demand for our products and services could differ from our current expectations. Similarly, our customers may experience liquidity issues of their own that adversely affect our ability to collect amounts due from them in a timely fashion or at all. In addition, if the global economy and credit markets continue to deteriorate or cease to recover and our future sales decline, our financial condition and results of operations would be adversely impacted.

Strengthening of the United States Dollar (“USD”) against certain foreign currencies reduces the amount of USDs generated from foreign currency payments from our foreign operating subsidiaries and may adversely affect our results of operations and our ability to service our debt.

A significant portion of our net revenue (about 82% for the year ended December 31, 2009) is derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the USD. Our foreign operating subsidiaries, including our largest operating subsidiaries in Canada and Australia, generates cash in their respective local currencies and fluctuations in exchange rates can have a material adverse impact on amounts of USDs transferred to U.S. parent entities. In the future, we expect to continue to derive a significant portion of our net revenue (which is a substantial source for servicing our significant debt obligations at the parent entity level, as well as a source for making principal payments) and incur a significant portion of our operating costs outside the U.S., and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations.

From June 30, 2008 through December 31, 2008, the Canadian and Australian dollars (“CAD” and “AUD,” respectively) declined by 17% and 28%, respectively, relative to the USD, and this has had a material adverse impact on amounts of USDs transferred to U.S. parent entities. Conversely, from December 31, 2008 to December 31, 2009, the CAD and AUD increased by 11% and 35%, respectively. Due to the large percentage of our operations conducted outside of the U.S., and the cash transfers from these foreign operating subsidiaries to the U.S. parent, a strengthening of the USD relative to one or more of the foregoing foreign currencies could have an adverse impact on future results of operations and could adversely affect our ability to service or repay our consolidated indebtedness and obligations.

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

We are substantially smaller than our major competitors, whose marketing and pricing decisions, and relative size advantage could adversely affect our ability to attract and to retain customers and are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition.

The local, long-distance, Internet, broadband, digital subscriber lines (“DSL”), data and hosting and wireless telecommunications industry is significantly influenced by the marketing and pricing decisions of the larger business participants. Prices in the long-distance industry have continued to decline in recent years and, as competition continues to increase within each of our service segments and each of our product lines, we believe that prices are likely to continue to decrease. The most significant competitors in our primary markets include:

•

United States: AT&T Inc., Verizon Communications Inc., Qwest Communications International Inc. and other incumbent carriers, cable companies, including Comcast Corporation, Time Warner Cable Inc., Cablevision Systems Corporation and Charter Communications, Inc., other competitive local exchange carriers, including PaeTec Communications, Inc., Time Warner Telecom Inc., XO Communications Services, Inc. and Frontier Communications Corp., independent VoIP providers, including Vonage Holdings Corp and Cbeyond, Inc., wireless carriers in the U.S., including Verizon

Communications Inc., AT&T Inc., Sprint Corp., T-Mobile USA Inc., MetroPCS Communications, Inc. and Leap Wireless International, Inc., and web based companies, including Skype Technologies S.A. and Google Inc.;

•

Australia: Telstra Corporation Limited (“Telstra”), SingTel Optus Pty Limited, Telecom New Zealand Limited, iiNet Limited, SP Telemedia Limited (known as TPG), Macquarie Telecom Group Ltd. and other smaller national and regional service providers and resellers.; and

•

Canada: TELUS Corporation (“TELUS”), BCE Inc. (“Bell Canada”), MTS Allstream, Inc., Saskatchewan Telecommunications, wireless providers, including Rogers Communications Inc. (“Rogers”), TELUS, Bell Canada, Bragg Communications Inc., COGECO Inc., Quebecor Inc. and Shaw Communications, Inc., cable companies, and other service providers and resellers including Globalive Communications Corp. in Canada.

Customers frequently change local, long-distance, wireless, broadband providers, and ISPs in response to the offering of lower rates or promotional incentives, increasingly as a result of bundling of various services by competitors. Moreover, competitors’ VoIP and broadband product rollouts have added further customer choice and pricing pressure. As a result, customers generally can switch carriers and service offerings at their discretion with little notice to us. Competition in all of our markets is likely to remain intense, or increase in intensity and, as deregulatory influences affect markets outside the U.S., competition in non-U.S. markets is increasing to a level similar to the intense competition in the U.S.

Many of our competitors are significantly larger than us and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition and customer loyalty, long-standing relationships with our target customers and lower debt-leverage ratios. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low cost structures for transmission and related costs that could cause significant pricing pressures within the industry.

Several long-distance carriers in the U.S., Canada and Australia and the major wireless carriers and cable companies have introduced pricing and product bundling strategies that provide for fixed, low rates or unlimited plans for domestic and international calls. This strategy could have a material adverse effect on our net revenue per minute, results of operations and financial condition if our pricing, which we set to remain competitive, is not offset by similar declines in our costs. We compete on the basis of price, particularly with respect to our sales to other carriers, and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. If such price pressures and bundling strategies intensify, we may not be able to compete successfully in the future, may face quarterly revenue and operating results variability, and may have heightened difficulty in estimating future revenues or results.

Given strong competition in delivering individual and bundled local, wireless, broadband, DSL, VoIP services, we may not be able to operate successfully or expand these parts of our business.

We have accelerated initiatives to become an integrated wireline, wireless and broadband service provider in order to counter competitive pricing pressures initiated by large incumbent providers in certain of the principal markets where we operate and to stem the loss of certain of our wireline voice and dial-up ISP customers to our competitors’ bundled wireline, wireless and broadband service offerings. Our primary competitors include incumbent telecommunications providers, cable companies and other ISPs that have a significant national or international presence. Many of these operators have substantially greater resources, capital and operational experience than we do. We are experiencing increased competition from traditional telecommunications carriers, cable companies and other new entrants that have expanded into the market for broadband, VoIP, Internet services, data and hosting and traditional voice services. In addition, regulatory developments may impair our ability to compete. Therefore, future operations involving these individual or bundled services may not succeed in the competitive environment, and we (1) may not be able to expand successfully; (2) may experience margin pressure; (3) may face quarterly revenue and operating results variability; (4) may have limited resources to develop and to market the new services; and (5) have heightened difficulty in establishing future revenues or results. As a result, there can be no assurance that we will reverse revenue declines in our traditional long-distance voice and dial-up ISP services or maintain or increase revenues or be able to generate sufficient income from operations or net income in the future or on any predictable or timely basis.

Our repositioning in the marketplace and intense domestic and international competition in these services places a significant strain on our resources, and if not managed effectively, could result in operational inefficiencies and other difficulties.

Our repositioning in the marketplace to focus on Growth Services segments of the telecom market, including broadband, IP-based voice, local, wireless, data and data center solutions may place a significant strain on our management, operational and financial resources and increase demand on our systems and controls. However, the local and long-distance telecommunications, data, broadband, Internet, VoIP, data and hosting and wireless industries are intensely competitive, present relatively limited barriers to entry in the more deregulated countries in which we operate and involve numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, and cable television companies, who could offer voice, broadband, Internet access and television services, and electric power utilities, who could offer voice and broadband Internet access. For example, the U.S. and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the U.S., the major landline incumbent carriers (including AT&T Inc. and Verizon Communications Inc.) have for many years also provided long-distance services, and previously independent long-distance providers (including AT&T Inc. and MCI Inc.) have been acquired by the landline incumbents. In addition, many entities, including large cable television companies (including Comcast Corporation, Time Warner Cable Inc., Cablevision Systems Corporation and Charter Communications, Inc.) and utilities have been allowed to enter both the local service and long-distance telecommunications markets.

To manage our repositioning effectively, we must continue to implement and improve our operational and financial systems and controls, invest in critical network infrastructure to expand its coverage and capacity including the data centers expansion, maintain or improve our service quality levels, purchase and utilize other transmission facilities, evolve our support and billing systems and train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, support, sales and marketing, administrative resources, network infrastructure, maintenance and upgrading. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required, such as our need to off-shore certain functions. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting, which could impact debt covenant compliance.

We have experienced significant historical, and may experience significant future, operating losses and net losses which may hinder our ability to meet our debt service or working capital requirements.

As of June 30, 2009, Predecessor had an accumulated deficit of $1.06 billion. Predecessor incurred net losses of $10.6 million in 2004, $149.2 million in 2005, $238.0 million in 2006 and $25.0 million in 2008. During the year ended December 31, 2007, Predecessor recognized net income of $15.7 million, of which $32.7 million of revenue was related to the positive impact of foreign currency transaction gains. Even with the elimination of our significant accumulated deficit and the reduction in indebtedness through our recent reorganization under Chapter 11, future losses may continue. We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

A deterioration in our relationships with facilities-based carriers could have a material adverse effect upon our business.

We primarily connect our customers’ telephone calls and data/Internet needs through transmission lines that we lease under a variety of arrangements with other facilities-based local, wireless, broadband, data and long-distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate or terminate, for any reason, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations, financial condition and cash flows.

Uncertainties and risks associated with international markets and regulatory requirements could adversely impact our international operations.

We have significant international operations and, for the year ended December 31, 2009, derived about 82% of our net revenues by providing services outside of the U.S. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers: (1) are likely to modify and/or control access to, and pricing of, the local networks; (2) enjoy better brand recognition and brand and customer loyalty; (3) generally offer a wider range of product and services; and (4) have significant operational economies of scale, including a larger backbone network and longer term customer and supplier agreements on preferred and better terms. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to their switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to: (1) obtain the permits and operating licenses required for us to operate in the new service areas; (2) obtain access to local transmission facilities on economically acceptable terms; or (3) market services in international markets.

In addition, operating in international markets generally involves additional risks, including unexpected changes or uncertainties in regulatory requirements, taxes, tariffs, customs and duties. Given the nature of our operations and uncertainties in, or the absence of definitive regulations or interpretations concerning, the taxation of (including value added tax of) certain aspects of our business in certain international jurisdictions in which we conduct (or may be construed by such authorities as conducting or deriving taxable) operations or revenue, we may become subject to assessments for taxes (which may include penalties and interest) which are either unexpected, or have not been accrued for in our historical results of operations or both. This circumstance occurred during March 2008, when we concluded it was probable that assessments would be forthcoming concerning past European prepaid calling services operations, and it is possible that tax uncertainties concerning our international operations could arise in the future. Such developments, in addition to the other uncertainties and risks described above, could have adverse consequences that might result in restatement of prior period results of operations and unanticipated liquidity demands. Additional operating risks and uncertainties in operating in international markets include trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, restrictions associated with the repatriation of funds, technology export and import restrictions, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the U.S.

The telecommunications industry is rapidly changing, and if we are not able to adjust our strategy and resources effectively in the future to meet changing market conditions, we may not be able to compete effectively.

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VoIP, data and hosting and wireless broadband through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as wireless, broadband, Internet and VoIP services, are a substantial competitive threat. As the overall market for domestic and international long-distance and dial-up Internet services continues to decline in favor of Internet-based, wireless, and broadband communications, revenue contribution from our Traditional Services, which for the year ended December 31, 2009 comprised 43% of total revenue, has been consequently declining. If we do not adjust to meet changing market conditions or do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services, including the bundling of multiple services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

The rapid enhancement of VoIP and Internet technology may result in increasing levels of traditional domestic and international voice long-distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks. Currently, there are significant capital investment savings and cost savings associated with carrying voice traffic employing VoIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long-distance voice services will decrease in order to be competitive with VoIP. Additionally, competition is expected to be intense to switch customers to VoIP product offerings, as is evidenced by numerous recent market announcements in the U.S. and internationally from industry leaders and competitive carriers concerning significant VoIP initiatives. Our ability effectively to retain our existing customer base and generate new customers, either through our traditional network or our own VoIP offerings, may be adversely affected by accelerated competition arising as a result of VoIP initiatives, as well as regulatory developments that may impede our ability to compete, such as restrictions on access to broadband networks owned and operated by others and the requirements to provide enhanced 911 emergency services (“E911”). As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

If we are not able to operate a cost-effective network, we may not be able to grow our business successfully.

Our long-term success depends on our ability to design, implement, operate, manage, maintain and upgrade a reliable and cost-effective network infrastructure, including data hosting centers. In addition, we rely on third party equipment and service vendors to enable us to expand and manage our global network and to provide local, broadband Internet, data and hosting and wireless services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to develop necessary aspects of our network or to migrate traffic and customers onto our network, or if experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

If we are not able to use and protect intellectual property domestically and internationally, it could have a material adverse effect on our business.

Our ability to compete depends, in part, on our ability to use intellectual property in the U.S. and internationally. We rely on a combination of trade secrets, trademarks and licenses to protect our intellectual property. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others. The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently used by us or other technology that we may seek to license in the future will be available to us on commercially reasonable terms or at all. Although our existing intellectual property licenses are on standard commercial terms made generally available by the companies providing the licenses and, individually, their costs and terms are not material to our business, the loss of, or our inability to maintain existing licenses, could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated and could cause service disruption to our customers. Such delays or reductions in the aggregate could harm our business. We also generally rely on indemnification provisions in licensing contracts to protect against claims of infringement regarding the licensed technology, which indemnification could be affected by, among other things, the financial strength of the licensor.

The loss of key personnel could have a material adverse effect on our business.

The loss of the services of K. Paul Singh, our Chairman and Chief Executive Officer, or the services of our other key personnel, or our inability to attract and retain additional key management, technical and sales personnel, could have a material adverse effect upon our financial condition and results of operations.

RISKS ASSOCIATED WITH OUR FINANCIAL STATEMENTS

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006, 2007 and 2008 due to a material weakness that existed in our internal control over accounting for income taxes and as of December 31, 2009 due to a material weakness that existed in our internal control over accounting for foreign currency transaction gain (loss). If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Effective internal controls are necessary for us to provide reliable financial reports. In evaluating the effectiveness of our internal control over financial reporting, our management identified as of December 31, 2006, 2007 and 2008 a control deficiency in our controls and procedures over accounting for income taxes and as of December 31, 2009 a control deficiency over accounting for foreign currency transaction gain (loss) and management concluded in each case that the control deficiency in our internal controls over financial reporting constituted a material weakness. These deficiencies represented a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management’s assessment of our internal control over financial reporting as of December 31, 2006, 2007 and 2008 identified a material weakness in internal control related to a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures, primarily caused by lack of personnel with adequate expertise in income tax accounting matters. Since identifying the material weakness concerning accounting for income taxes, we have undertaken the following initiatives to remediate the material weakness – hired a new Corporate Tax Director and a Manager of Taxation in our Canadian operating unit; established functioning procedures for foreign finance personnel to communicate regularly any tax concerns with the Corporate Tax Director; purchased and implemented tax provision preparation software; and developed quarterly tax documentation formats. Accordingly, as of December 31, 2009 our management concluded the controls surrounding accounting for income taxes are effective.

In March 2010, the Company determined that an error existed related to accounting for foreign currency transaction gain (loss) on certain inter-company balances. Specifically, this error related to activity in the third quarter 2009 resulting in the Company amending its Form 10-Q for the quarter ended September 30, 2009. This amendment restated our financial statements in order to correct a non-cash error relating to accounting for unrealized foreign currency transaction losses associated with certain inter-company balances that were permanent in nature and, therefore, should have been recorded as currency translation adjustment to accumulated other comprehensive income (loss) in the equity section of the balance sheet. Since identifying this, we have undertaken initiatives to remediate this material weakness by (a) performing additional recalculations and analysis of the foreign currency transaction gain (loss) recorded on these intercompany balances; (b) implementing an improved process for assessing the reasonableness of foreign currency transaction gain (loss) recorded on these intercompany balances; and (c) confirming intercompany settlements related to these balances at a transactional level. Notwithstanding such efforts, the material weakness concerning currency transaction will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. As a result, as of December 31, 2009 management concluded that the control deficiency concerning foreign currency transactions represented a material weakness. See “Item 9A. Controls and Procedures” herein.

Our management will consider the design and operating effectiveness of our controls and necessary changes to such controls. However, we can not assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, and cause us to fail to timely meet our periodic reporting obligations or result in material misstatements in our financial statements. The existence of a material weakness could result in future errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information.

Financial information in our future financial statements will not be comparable to our financial information from periods before July 1, 2009 due to our Reorganization and the application of fresh-start accounting to our financial statements.

Upon our Holding Companies’ emergence from Chapter 11 on July 1, 2009, we adopted fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the Reorganization, has been allocated to the fair value of assets in conformity with ASC 805, Business Combinations, using the purchase method of accounting for business combinations. We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start accounting, our accumulated deficit ($1.06 billion at June 30, 2009) has been eliminated. In addition to fresh-start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan of Reorganization. Thus, our future consolidated balance sheets and consolidated condensed statements of operations data will not be comparable in many respects to our consolidated balance sheets and consolidated condensed statements of operations data for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the Reorganization.

RISKS ASSOCIATED WITH OUR LIQUIDITY NEEDS AND DEBT SECURITIES

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our debt service obligations then due.

A significant portion of our future cash flow may need to be committed to repurchasing or redeeming certain outstanding debt prior to its stated maturity, rather than for use in our business operations.

If Group and its “restricted subsidiaries” have Excess Cash Flow (as defined below) for any fiscal year commencing with the fiscal year ending December 31, 2010, then the issuers of the 13% Senior Secured Notes due 2016 (the “13% Notes”) are obligated to jointly apply an amount equal to 50% of such Excess Cash Flow for such period (the “Excess Cash Flow Offer Amount”) and to make a joint offer to the holders of the 13% Notes to repurchase all or a portion of such notes as Units with an aggregate repurchase price in cash equal to the Excess Cash Flow Offer Amount (an “Excess Cash Flow Offer”). Excess Cash Flow means for any such fiscal year (a) the excess of (1) consolidated EBITDA over (2) the sum, subject to certain exceptions, represented by: (i) capital expenditures; (ii) consolidated interest expense paid in cash; (iii) income and franchise taxes paid in cash; and (iv) reductions in certain indebtedness minus (b) the absolute value of negative Excess Cash Flow, if any. See Note 7 to our Consolidated Financial Statements.

Within 110 days after the end of any fiscal year with respect to which an Excess Cash Flow Offer is required, an offer must be sent to each holder of 13% Notes stating the repurchase date, which must be no earlier than 30 days nor later than 60 days from the date such notice is mailed. With respect to each Excess Cash Flow Offer, the Issuers are entitled to reduce the applicable Excess Cash Flow Offer Amount by an amount equal to the sum of (x) the aggregate repurchase price paid for any 13% Notes repurchased by the Issuers in the open market or privately negotiated transaction (and, in each case, cancelled by the Issuers) and (y) the aggregate redemption price paid for any 13% Notes redeemed pursuant to one or more optional redemptions, subject to certain limitations.

If our outstanding 14 ¼% Senior Subordinated Secured Notes due May 2013 (the “14 ¼% Notes”) have not been refinanced in accordance with the terms of its indenture on or prior to January 21, 2013, then the Issuers will be required to redeem the 13% Notes in advance of the 14 ¼% Notes scheduled maturity at a price equal to the then applicable optional redemption price.

If such early redemption of the 13% Notes are required or an Excess Cash Flow Offer is made, there can be no assurance that the Issuers will have available funds sufficient to pay for such redemption or for the Excess Cash Flow purchase price for all the 13% Notes that might be delivered by holders seeking to accept the Excess Cash Flow Offer. Any such failure could have a material adverse effect on us.

We must repay or refinance the 14 ¼% Notes prior to the maturity of the 13% Notes. Failure to do so could have a material adverse effect upon us.

The maturity of the 14 ¼% Notes is earlier than the maturity of the 13% Notes. While we expect to refinance the 14 ¼% Notes, we may not be able to do so or refinancing may not be available on commercially reasonable terms. Our ability to complete a refinancing of the 14 ¼% Notes prior to their maturity is subject to a number of conditions beyond our control. For example, if disruption in the financial markets were to occur at the time that we intended to refinance the 14 ¼% Notes, we might be restricted in our ability to refinance that indebtedness. If we are unable to refinance the 14 ¼% Notes our alternatives would consist of negotiating an extension of such indebtedness with the holders and seeking or raising new capital. If we were unsuccessful, the holders of the 14 ¼% Notes could demand repayment of the indebtedness owed to them on May 20, 2013. As a result, our ability to pay the principal of and interest on such indebtedness would be adversely affected.

We may not be able to repurchase the 14¼% Notes or 13% Notes upon a change of control.

Upon the occurrence of certain specific kinds of change of control events, we (or our subsidiaries) will be required to jointly offer to repurchase all outstanding notes at 101% of the principal amount thereof plus, without duplication, accrued and unpaid interest and additional interest, if any, to the date of repurchase. However, it is possible that they will not have sufficient funds at the time of the change of control to make the required repurchase of all notes delivered by holders seeking to exercise their repurchase rights, particularly as that change of control may trigger a similar repurchase requirement for, or result in an event of a default under a debt indenture and may also constitute a cross-default on other indebtedness existing at that time. In addition, certain important corporate events, such as leveraged recapitalization that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture.

Our indentures governing our 14¼% Notes and 13% Notes contain significant operating and financial restrictions which may limit our ability and our restricted subsidiaries’ ability to operate their business.

The indentures governing our 14 ¼% Notes and 13% Notes contain significant operating and financial restrictions on us and our subsidiaries. These restrictions limit the ability of us and our restricted subsidiaries to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	create liens on certain assets to secure debt;

•	pay dividends or make other equity distributions;

•	purchase or redeem capital stock;

•	make certain investments;

•	transfer or sell assets;

•	agree to restrictions on the ability of restricted subsidiaries to make payments to us or the issuers;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or an issuer’s assets; and

•	engage in transactions with affiliates.

These restrictions could limit the ability of us and our subsidiaries to finance future operations or capital needs, make acquisitions or pursue available business opportunities. We may be required to take action to reduce their debt or act in a manner contrary to our business objectives to satisfy these covenants. Events beyond our control, including changes in economic and business conditions in the markets in which we operate, may affect our ability to do so. We may not be able to satisfy these covenants. A breach of any of the covenants in our debt could result in a default under such debt, which could lead to that debt becoming immediately due and payable and, if such debt is secured, foreclosure on our assets that secure that obligation. A default under a debt instrument could, in turn, result in a default under other obligations and result in other creditors accelerating the payment of other obligations and foreclosing on asset security such debt, if any. Any such defaults could materially impair our financial conditions and liquidity.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may still be able to incur substantial additional debt, which could exacerbate the risks described above.

We may be able to incur additional debt in the future, including debt secured by the collateral that secures our 14¼% Notes and 13% Notes, as well as other assets that do not secure such notes. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, those restrictions are subject to a number of exceptions, and the indebtedness incurred in compliance with those restrictions could be substantial. In addition, if we are able to designate some of the restricted subsidiaries under the indenture governing the notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. If we incur any additional secured debt that ranks equally with the 13% Notes, the holders of that debt will be entitled to share ratably with the holders of the 13% Notes in any proceeds distributed in connection with any bankruptcy, liquidation, reorganization or similar proceedings. Adding new debt to current debt levels could intensify the related risks that we now face.

The issuance of the 13% Notes may subject us to additional currency exchange risks.

The 13% Notes were issued and paid for, and the interest to be paid on those notes will be paid, in U.S. dollars. However, the Canadian issuer of such notes receives revenues primarily in Canadian dollars (“CAD”). As a result, the financial condition of the Canadian issuer might be materially adversely affected if the U.S. dollar appreciates against the CAD. From time to time, if we determine it is appropriate and advisable to do so, we may seek to lessen the effect of exchange rate fluctuations through the use of derivative financial instruments. However, we cannot assure you that we will be successful in these efforts.

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

In the U.S., the Communications Act of 1934, as amended (the “Communications Act”), and associated Federal Communications Commission (“FCC”) regulations, requires that every provider of interstate telecommunications carrier contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, which affects our cost of providing services. At present, these contributions are calculated based on contributors’ interstate and international revenue derived from U.S. end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. AT&T Inc. filed a “Petition for Immediate Commission Action” on July 10, 2009, requesting that the FCC adopt a new mechanism for calculating federal universal service fund contribution that would be applicable to all contributors, including us. The specific proposal, which has been pending at the FCC for some time, is to determine contributions to the Universal Service Fund (“USF”) based on “assessable telephone numbers” rather than interstate and international revenues. We cannot predict whether the FCC will adopt this or some other contribution methodology, nor can we predict the potential impact on our business at this time. But a revised contribution methodology could increase our contribution obligation, including increasing our contribution disproportionately compared to some of our competitors. In such event, we may need to either raise the total amount of our consumer’s bills, potentially making us less competitive with other providers of communications services, or reduce our profit margins.

Increasingly, laws, regulations or rulings that apply to traditional telephone services are being extended to commerce and communications services that utilize Internet Protocol, including VoIP. We are unable to predict the impact, if any, that future legislation, judicial decisions or regulations concerning Internet Protocol products and services may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, fees, charges, surcharges, and taxation of VoIP services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, filing requirements, consumer protection, public safety issues like E911, the Communications Assistance for Law Enforcement Act (“CALEA”), the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The rules that the FCC has already extended to interconnected VoIP providers include:

•

rules with respect to the use of customer proprietary network information (“CPNI”) requiring VoIP providers to adhere to particular customer approval processes when using CPNI outside of pre-defined limits and when using CPNI for marketing purposes, and requiring VoIP providers to take certain steps to verify a customer’s identity before releasing any CPNI over the telephone or the Internet, and to report unauthorized disclosures of CPNI;

•

the disability access requirements of Sections 225 and 255 of the Communications Act, which have been interpreted by the FCC to require interconnected VoIP providers to contribute to the telecommunications relay services fund and offer 711 abbreviated dialing access to relay services, and to ensure that VoIP services are accessible to persons with disabilities, if reasonably achievable;

•	rules requiring VoIP providers to configure VoIP networks in a manner that facilitates lawful surveillance under CALEA;

•

rules requiring VoIP providers to permit customers to retain their assigned telephone numbers when changing carriers including newly established requirements to process customer carrier changes on an expedited basis;

•	rules requiring VoIP providers to provide access to E911 emergency services on terms generally similar to those provided by traditional landline carriers; and

•	rules requiring VoIP providers to pay regulatory fees based on reported interstate and international revenues.

In Canada the Canadian Radio-television and Telecommunications Commission (“CRTC”) has extended rules to interconnected VoIP providers that are similar to certain of those described above for the U.S., which rules are also subject to change from time to time. In addition, the CRTC is currently conducting public proceedings on whether to recover its operating fees from all telecommunications service providers, including resellers such as us, rather than only from Canadian carriers; and on whether and how to redefine the Basic Service Objectives, for whose subsidization we and other telecom service providers are required to contribute a proportion of our Canadian telecom service revenues.

The increasing growth of the VoIP market and popularity of VoIP products and services heighten the risk that governmental agencies will continue to increase the level of regulation applied to VoIP and the Internet.

Proposed future U.S. federal income tax legislation could impact the Company’s effective tax rate.

In May 2009, President Obama’s administration announced proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. subsidiaries. These potential changes include, but are not limited to: (1) limitations on the deferral of U.S. taxation of foreign earnings; (2) limitations on the ability to claim and utilize foreign tax credits; and (3) deferral of various tax deductions until non-U.S. earnings are repatriated to the U.S. Each of these proposals would be effective for taxable years beginning after December 31, 2010. Many details of the proposal remain unknown, although if any of these proposals are enacted into law they could materially impact our effective tax rate.

The applicability of changes in tax policy to our services will increase their cost to consumers thereby decreasing our competitive price advantage over the competing alternatives available to the customer. Further, we may be subject to liabilities for past taxes, surcharges, fees, penalties and interest.

Unlike those of our competitors who offer traditional landline or wireless services, with respect to our VoIP services, we currently do not collect or remit state or municipal taxes, fees or surcharges on the retail charges we collect from our customers, except where we have determined we are required to do so based on tax law. In some jurisdictions we also did not collect and remit 911 surcharges. In some instances, we have received inquiries or demands from state and municipalities for taxes, fees or surcharges, including, in some instances, 911 fees. Depending on the state, statute or municipal code, we have maintained that these taxes, fees, or surcharges, including 911 fees, do not apply to us. However, recent changes in the law, at the federal, state and local level, may change our legal obligations. Accordingly, some taxes, fees or surcharges, including 911 fees, could apply to us retroactively and we could be subject to penalties and interest.

Other international governmental regulation could limit our ability to provide our services, make them more expensive and may have a material adverse impact on our competitive position, growth and financial performance.

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all, which could limit our growth. We cannot assure you that these conditions will not have a material effect on our revenues and growth in the future. International regulatory considerations that affect or limit our business include:

•	ongoing regulatory proceedings regarding efforts by Telstra in Australia to increase prices and charges and to deny access to essential facilities and services needed by us to compete;

•

the ultimate outcome of the process launched by the Australian government to help fund the construction of a new national broadband network, including whether and the terms upon which (a) we will have access to such network, and (b) the duration for which the copper wire based last mile infrastructure we use to furnish broadband services using our DSLAM network infrastructure will be continued;

•

a regulatory reform package recently announced by the Australian government that, if enacted, will (a) separate Telstra’s retail arm from its wholesale business (via either functional or structural separation); and (b) provide the ACCC with greater powers to set access prices;

•	general changes in access charges and contribution payments could adversely affect our cost of providing long-distance, wireless, broadband, VoIP, local and other services; and

•

regulatory proceedings in Canada determining whether and the extent to which regulation should mandate access to networks and interconnection including intra-exchange transport services which we use to interconnect our DSLAM collocation sites and high speed access to residential and business services.

Any adverse developments implicating the foregoing could materially adversely affect our business, financial condition, result of operations and prospects.

We may be exposed to significant liability resulting from our noncompliance with FCC orders regarding E911 services.

FCC rules require VoIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers. This requirement took effect as of November 2005. Like many interconnected VoIP providers, Lingo, Inc. (“Lingo”), a subsidiary of ours which sells such services, was able to meet this deadline for some but not all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service. The FCC has not yet addressed our waiver petition. As of December 31, 2009, approximately 99% of our Lingo customers were equipped with E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties, cease and desist orders prohibiting Lingo from providing service on the federal and state levels or any combination of the foregoing.

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

On June 1, 2007, the FCC released Notice of Proposed Rulemaking considering the imposition of additional E911 obligations on interconnected VoIP providers. Specifically, the FCC is considering requiring interconnected VoIP providers to determine automatically the physical location of their customer rather than allowing customers to manually register their location. Moreover, the notice includes a tentative conclusion that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize automatic location technology that meets the same accuracy standards applicable to providers of mobile phone service providers. At this time, we are unable to predict the outcome of this proceeding or its impact on us.

In July 2008, the “New and Emerging Technologies 911 Improvement Act of 2008” was signed into law. Previously, interconnected VoIP providers, like us, did not have the same protection from potential liability as applied wireline or wireless 911 emergency calling services. This law provides public safety entities, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. In October 2008, the FCC issued regulations implementing the provisions of the new law that require other entities involved in the provision of E911 services to make the technical capabilities used in such services available to VoIP providers, like us, on reasonable terms. The applicability of the liability protection to 911 calling services that do not conform to the FCC’s rules is unclear. Additionally, any liability associated with 911 call placement and handling prior to the enactment of this new law would not be covered. Therefore, while this law provides significant liability protection to interconnected VoIP providers such as us, we may still face significant and material liability with respect to any past, present or future failures of our E911 service to function properly.

We may be similarly exposed to liability in Canada in connection with emergency services associated with our VoIP services. A description of our regulatory obligations associated with our VoIP services in Canada is set forth under “Regulation.”

The rates we pay to interconnected telecommunications carriers in the U.S. may increase, which may reduce our profitability or increase the retail price of our service.

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

We may not be able to comply with recent FCC requirements regarding the transfer of telephone numbers to other providers when customers change providers.

In 2008, the FCC clarified that interconnected VoIP providers, such as us, are subject to its rules regarding transferring the telephone numbers of customers that choose to obtain service from other providers, including both interconnected VoIP providers and traditional carriers. In 2009, the FCC released an order that reduces the amount of time within which voice service providers must transfer a telephone number to a new provider. To comply with these new rules, we will likely have to implement new procedures and may have to increase staffing levels. Should this occur, we may need to increase the price of our retail service offering, which may make us less competitive with other providers of communications services or reduce our profitability. Should we not be able to comply with the order, we may be subject to fines, penalties, or cease and desist orders. At this time, we cannot accurately predict the full impact of this order on our business, as the industry is still developing the technical standards that will govern the new expedited number transfer procedures.

The FCC or federal courts may allow states in the U.S. to subject our service to state universal service fund obligations.

Several states have attempted to require nomadic interconnected VoIP providers to contribute to state universal service funds. One state, Nebraska, engaged in litigation with a provider of interconnected VoIP services similar to ours. The U.S. District Court for Nebraska issued a preliminary injunction on March 3, 2008, finding that the Nebraska Public Service Commission did not have jurisdiction to require universal service fund contributions from nomadic interconnected VoIP providers. A panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling on May 1, 2009. Subsequently, the Nebraska Public Service Commission requested a rehearing that the Court denied on June 5, 2009. On the basis of this litigation, we do not believe that existing law allows states to subject us to state universal service fund contribution obligations.

On July 16, 2009, Kansas and Nebraska filed a petition with the FCC requesting a declaratory ruling that states are not preempted from requiring nomadic interconnected VoIP providers to contribute to state universal service funds. The petition also seeks a retroactive ruling finding that states have been able to collect such contributions for a time period that is not clearly defined in the petition. At this time, we cannot predict the outcome of this proceeding nor its impact on our business. If we were required to pay retroactively into state-level universal service funds, that could have a material negative impact on our earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease our corporate headquarters facility, which is located in McLean, Virginia. Additionally, we lease administrative, technical and sales office space, as well as space for our switches and data centers, in various locations in the countries in which we operate. Total leased space in the United States, Australia, Canada, Brazil and the United Kingdom, as well as other countries in which we operate, approximates 593,000 square feet and the total annual lease costs are approximately $15.0 million. The operating leases expire at various times with the longest commitment expiring in 2019. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed, and we further believe that the current leased facilities are adequate to house existing communications equipment.

Certain communications equipment which includes network switches and transmission lines are leased through operating leases, capital leases and vendor financing agreements.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably. The Company believes that any aggregate liability that may result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Primus Telecommunications Group, Incorporated (“we” or “us”) common stock has traded on the OTC Bulletin Board under the ticker symbol “PMUG” since July 1, 2009, (the “New Common Stock”). Shares of our common stock issued and outstanding immediately prior to July 1, 2009 (the “Old Common Stock”) traded on the over-the-counter market, both through listings on the OTC Bulletin Board and in the National Quotation Bureau “Pink Sheets.” The ticker symbol “PRTL” was assigned to our Old Common Stock for over the counter quotations. On June 30, 2009 share of our outstanding Old Common Stock were cancelled pursuant to the terms of our Plan of Reorganization and 9,600,000 share of New Common Stock were issued. We have no continuing obligations with respect to the Old Common Stock.

The following table provides the high and low sale prices for our common stock authorized in connection with our emergence from bankruptcy as reported on the over-the-counter market for the period beginning July 1, 2009 and for our Old Common Stock for the periods through June 30, 2009. These prices do not include retail markups, markdowns or commissions.

	Successor		Predecessor
	New Common Stock (1)		Old Common Stock (2)
Period	High	Low	High	Low
2009
1st Quarter			$0.09	$0.003
2nd Quarter			$0.04	$0.01
3rd Quarter	$7.75	$3.20
4th Quarter	$7.25	$5.60

2008
1st Quarter			$0.46	$0.27
2nd Quarter			$0.45	$0.24
3rd Quarter			$0.39	$0.23
4th Quarter			$0.27	$0.05

(1)	9,600,000 Shares of New Common Stock were issued pursuant to the terms of our Plan of Reorganization and trading commenced on July 1, 2009 on a “when issued” basis. The New Common Stock was listed on the OTC Bulletin Board and trades under the ticker symbol “PMUG”.
(2)	All outstanding shares of the Old Common Stock were cancelled pursuant to the terms of our Plan of Reorganization and no further trading occurred after June 30, 2009.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, our capital requirements and financial condition. Dividends are currently restricted by the senior secured notes and the senior subordinated secured notes indentures, and may be restricted by other credit arrangements entered into in the future by us. It is the present intention of the Board of Directors to retain all earnings, if any, for use in our business operations, and accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future.

Contingent Value Rights Distribution Agreement

Pursuant to the terms of the Plan, Group issued to holders of Old Common Stock contingent value rights (“Contingent Value Rights” or “CVRs”) to receive up to an aggregate of 2,665,000 shares (the “CVR Shares”) of New Common Stock. In connection with the issuance of the Contingent Value Rights, Group entered into a Contingent Value Rights Distribution Agreement (the “CVR Agreement”), in favor of holders of CVRs thereunder, dated as of the Effective Date.

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

The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as an exhibit to Group’s Form 8-A filed with the SEC on July 1, 2009 and such exhibit is incorporated herein by reference.

Holders of Common Stock

As of February 28, 2010, we had one holder of record of our common stock. The Company believes that this represents approximately 700 beneficial owners.

Recent Sales of Unregistered Securities

There are no unregistered sales of securities for 2009, other than the transactions that have been previously reported in our quarterly report on Form 10-Q for the period ended June 30, 2009, which description is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview” and (ii) our consolidated audited annual financial statements and the notes thereto, each of which are contained in Item 8 entitled “Financial Statements and Supplementary Data.”

As of July 1, 2009, the Company adopted fresh-start accounting in accordance with Accounting Standards Codification (ASC) No. 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. The consolidated condensed statements of operations and any references to “Successor” or “Successor Company” for the six months ended December 31, 2009, show the operations of the reorganized Company from and including July 1, 2009, the Effective Date, through December 31, 2009. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009, except for Predecessor’s July 1, 2009 statements of operations which reflect only the effect of the plan adjustments and fresh-start accounting as of such date and do not reflect any operating results.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Successor	Predecessor
	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
NET REVENUE	$424,334	$391,216	$895,863	$896,029	$993,034	$1,153,253

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	278,417	255,288	569,865	551,303	653,905	766,963
Selling, general and administrative	102,911	95,836	260,430	281,010	278,951	369,666
Depreciation and amortization	39,530	12,346	32,791	30,529	47,002	85,952
(Gain) loss on sale or disposal of assets	181	(43)	(6,028)	1,463	14,158	13,364
Asset impairment write-down	—	—	—	—	206,139	—

Total operating expenses	421,039	363,427	857,058	864,305	1,200,155	1,235,945

INCOME FROM OPERATIONS	3,295	27,789	38,805	31,724	(207,121)	(82,692)
INTEREST EXPENSE	(17,323)	(14,135)	(53,888)	(61,347)	(54,128)	(53,394)
ACCRETION ON DEBT PREMIUM, net	(3)	189	583	(449)	(1,732)	—
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	—	—	—	—	5,373	—
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(4,146)	—	36,872	(7,652)	7,409	(1,693)
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(2,804)	—	—	—	—	—
INTEREST INCOME AND OTHER INCOME (EXPENSE)	564	396	3,279	5,665	2,584	2,098
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	18,384	21,121	(47,563)	32,699	10,668	(12,285)

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(2,033)	35,360	(21,912)	640	(236,947)	(147,966)

REORGANIZATION ITEMS, net	(562)	440,094	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,595)	475,454	(21,912)	640	(236,947)	(147,966)
INCOME TAX BENEFIT (EXPENSE)	10,041	(3,907)	366	9,232	(4,863)	(3,809)

INCOME (LOSS) FROM CONTINUING OPERATIONS	7,446	471,547	(21,546)	9,872	(241,810)	(151,775)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(271)	(676)	(326)	(268)	(4,673)	2,157
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	(110)	251	—	6,132	7,415	—

NET INCOME (LOSS)	7,065	471,122	(21,872)	15,736	(239,068)	(149,618)
Less: Net loss attributable to the noncontrolling interest	(333)	32	(3,159)	—	1,110	381

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$6,732	$471,154	$(25,031)	$15,736	$(237,958)	$(149,237)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.74	$3.30	$(0.17)	$0.07	$(2.14)	$(1.59)
Gain (loss) from discontinued operations	(0.03)	—	(0.01)	—	(0.05)	0.03
Gain (loss) from sale of discontinued operations	(0.01)	—	—	0.05	0.07	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$0.70	$3.30	$(0.18)	$0.12	$(2.12)	$(1.56)

DILUTED LOSS PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.73	$2.72	$(0.17)	$0.06	$(2.14)	$(1.59)
Gain (loss) from discontinued operations	(0.03)	—	(0.01)	—	(0.05)	0.03
Gain (loss) from sale of discontinued operations	(0.01)	—	—	0.03	0.07	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$0.69	$2.72	$(0.18)	$0.09	$(2.12)	$(1.56)

	Successor	Predecessor
	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,600	142,695	142,643	128,771	112,366	95,384

Diluted	9,800	173,117	142,643	196,470	112,366	95,384

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$7,113	$471,579	$(24,705)	$9,872	$(240,700)	$(151,394)
Gain (loss) from discontinued operations	(271)	(676)	(326)	(268)	(4,673)	2,157
Gain (loss) from sale of discontinued operations	(110)	251	—	6,132	7,415	—

Net income (loss)	$6,732	$471,154	$(25,031)	$15,736	$(237,958)	$(149,237)

Balance Sheet Data:

	Successor	Predecessor
	As of December 31, 2009	As of December 31,
(in thousands)		2008	2007	2006	2005
Total assets	$558,914	$330,444	$460,403	$392,250	$641,089
Total long-term obligations (including current portion)	$257,516	$604,837	$673,903	$644,074	$635,212
Total liabilities	$459,005	$789,169	$907,943	$860,506	$877,423
Total Primus Telecommunications Group, Inc. stockholders’ equity (deficit)	$99,909	$(461,539)	$(447,540)	$(468,255)	$(236,334)

Discontinued Operations Data:

	Successor	Predecessor
	As of December 31, 2009	Six Months Ended July 1, 2009	As of December 31,
(in thousands)			2008	2007	2006	2005
Net revenue	$—	$300	$3,851	$9,961	$24,086	$34,143
Operating expenses	$38	$995	$4,610	$10,233	$28,640	$31,372

Income (loss) from operations	$(38)	$(695)	$(759)	$(272)	$(4,554)	$2,771
Interest expense	$—	$—	$—	$(26)	$(47)	$(47)
Interest income and other income (expense)	$(233)	$19	$60	$39	$(2)	$(120)
Foreign currency transaction gain (loss)	$—	$—	$376	$(6)	$10	$(258)

Income (loss) before income tax	$(271)	$(676)	$(323)	$(265)	$(4,593)	$2,346
Income tax expense	$—	$—	$(3)	$(3)	$(80)	$(189)

Income (loss) from discontinued operations	$(271)	$(676)	$(326)	$(268)	$(4,673)	$2,157

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated annual audited financial statements and the notes thereto, each of which are contained in Item 8 entitled “Financial Statements and Supplementary Data,” and other financial information incorporated by reference. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Introduction and Overview of Operations

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, VoIP, data and data center services to customers located primarily in the United States Australia, Canada, Brazil, the United Kingdom and western Europe. Our primary markets are Australia and Canada where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and Wholesale Services. Our focus is on expanding our Growth Services, which includes our broadband, IP-based voice, local, wireless, data and data center services, to fulfill the demand for high quality, competitively priced communications services. This demand is being driven, in part, by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communication traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, prepaid cards, dial-up Internet services and Australian off-network local services for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary markets of Australia and Canada. We provide our wholesale voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access.

Generally, we price our services competitively with the major carriers and service providers operating in our principal service regions. We seek to generate net revenue through sales and marketing efforts focused on customers with significant communications needs, including SMEs, multinational corporations, residential customers, and other telecommunications carriers and resellers.

Industry trends have shown that the overall market for domestic and international long-distance voice, prepaid phone cards and dial-up internet services has declined in favor of Internet-based, wireless and broadband communications. Our challenge concerning net revenue in recent years has been to overcome declines in long-distance voice minutes of use per customer as more customers are using wireless devices and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice) has resulted in revenue declines in our long-distance voice services. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend is resulting in greater competition from the existing wireline and wireless competitors and from more recent entrants, such as cable companies and VoIP companies, which could continue to affect adversely our net revenue per minute, as well as minutes of use. More recently, adverse global economic conditions have resulted in a contraction of spending by business and residential customers generally which, we believe, has had an adverse affect on our net revenues.

In order to manage our network transmission costs, we pursue a flexible approach with respect to the management of our network capacity. In most instances, we (1) optimize the cost of traffic by using the least expensive cost routing, (2) negotiate lower variable usage based costs with domestic and foreign service providers, (3) negotiate additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others, and (4) continue to expand/reduce the capacity of our network when traffic volumes justify such actions.

Our overall margin may fluctuate based on the relative volumes of international versus domestic long-distance services; carrier services versus business and residential long-distance services; prepaid services versus traditional post-paid voice services; Internet, VoIP and data services versus fixed line voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Our margin is also affected by customer transfer and migration fees. We generally pay a charge to install and transfer a new customer onto our network and to migrate broadband and local customers. However, installing and migrating customers to our network infrastructure, enables us to increase our margin on such services as compared to resale of services using other carriers’ networks.

Selling, general and administrative expenses are comprised primarily of salaries and benefits, commissions, occupancy costs, sales and marketing expenses, advertising, professional fees, and other administrative costs. All selling, general and administrative expenses are expensed when incurred. Emphasis on cost containment and the shift of expenditures from non-revenue producing expenses to sales and marketing expenses has been heightened since growth in net revenue has been under pressure.

Emergence from Voluntary Reorganization Under Chapter 11 Proceedings

On March 16, 2009, the Holding Companies filed Chapter 11 Cases in the Bankruptcy Court for reorganization relief under Chapter 11 of the Bankruptcy Code. Subsequently, the Holding Companies sought and received an order directing the joint administration of the Chapter 11 Cases under the caption In re: Primus Telecommunications Group, Incorporated, et al., Debtors, Case No. 09-10867. On April 24, 2009, an unsecured creditors’ committee was appointed by the United States Trustee.

On April 27, 2009, the Bankruptcy Court approved the Holding Companies’ use of a disclosure statement dated April 27, 2009 (the “Disclosure Statement”) to solicit votes on the Plan of Reorganization. The Disclosure Statement was distributed to holders of record (as of April 27, 2009) of claims against, and interests in, the Holding Companies who were entitled to vote on the Plan of Reorganization (the “Record Date”).

The Plan was confirmed by the Bankruptcy Court on June 12, 2009 (the “Confirmation Date”). On the Effective Date, the Holding Companies consummated their reorganization under the Bankruptcy Code and the Plan of Reorganization became effective. See “Note 2—Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” to our consolidated financial statements for further details.

As of July 1, 2009, we adopted fresh-start accounting in accordance with Financial Accounting Standards Board ASC No. 852, “Reorganizations.” The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. See “Note 4—Fresh-Start Accounting” to our consolidated financial statements for further detail.

Impact of Reorganization on Our Capital Structure, Long-Term Debt and Financial Statements.

Upon our emergence under the Plan of Reorganization on July 1, the Holding Companies’ principal debt was reduced by $316 million, or over 50%, interest payments were reduced by over 50% and certain debt maturities were extended. The significant features of the Plan included the developments summarized below:

•	Holding’s $96 million Term Loan facility due February 2011 was reinstated and amended;

•

IHC’s $173 million of outstanding 14 1/4% Senior Secured Notes due 2011 were cancelled and the holders thereof received their pro rata portion of $123.5 million of aggregate principal amount of 14 1/4% Senior Subordinated Secured Notes due May 20, 2013 and 4,800,000 shares of the new Common Stock of Group (the “New Common Stock”);

•	the $209 million in aggregate outstanding 5% Exchangeable Senior Notes and 8% Senior Notes issued by

•

Holding (collectively, the “Holding Senior Notes”) were cancelled, and the holders thereof received 4,800,000 shares of the New Common Stock and Class A warrants to purchase up to an aggregate of 3,000,000 shares of New Common Stock;

•

the 3 3/4 % Senior Notes due September 2010, 12 3/4% Senior Notes due October 2009 and Step Up Convertible Subordinated Debentures due August 2009 issued by Group (collectively, the “Group Notes”) were cancelled, and the holders thereof received Class B warrants to purchase up to an aggregate of 1,500,000 shares of the New Common Stock;

•

all existing shares of common stock outstanding prior to the Effective Date (the “Old Common Stock”) were cancelled on the Effective Date, and holders thereof received their pro rata share of contingent value rights (“Contingent Value Rights” or “CVRs”) to acquire up to 2,665,000 shares of New Common Stock; and

•

all outstanding equity incentive grants of Group were cancelled on the Effective Date, and the Primus Telecommunications Group, Incorporated Management Compensation Plan (the “Management Compensation Plan”) became effective. As of the Effective Date, 400,000 restricted stock units, 400,000 service-based stock options and 100,000 performance-based stock options were granted to certain employees and executive officers under the Management Compensation Plan.

In accordance with the Plan, Group’s certificate of incorporation and bylaws were amended and restated in their entirety. Group’s Second Amended and Restated Certificate of Incorporation (the “Amended Certificate Incorporation”) and Amended and Restated By-Laws (the “Amended By-Laws”) both became effective on the Effective Date. The Amended Certificate of Incorporation provides for 80,000,000 shares of authorized New Common Stock and 20,000,000 shares of authorized new preferred stock, of which 9,600,000 shares of New Common Stock were issued on the Effective Date. A further description of the key provisions of the Amended Certificate of Incorporation and the Amended By-Laws is included in Group’s registration statement on Form 8-A under “Description of Capital Stock” filed with the SEC on July 1, 2009, which description is incorporated herein by reference. This description is qualified in its entirety by reference to the full text of these documents, which are attached as exhibits to such Form 8-A and such text is incorporated herein by reference.

Prior to the Effective Date, Group had approximated 142,695,390 shares of Old Common Stock issued and outstanding, and all of these shares were cancelled in connection with the effectiveness of the Plan. On the Effective Date, Group issued 9,600,000 shares of New Common Stock and had an additional 7,165,000 shares of New Common Stock reserved for future issuance in respect of claims and interests filed and allowed under the Plan, consisting of (1) 3,000,000 shares of new common stock reserved for issuance upon exercise of Class A warrants, (2) 1,500,000 shares of new common stock reserved for issuance upon exercise of Class B warrants, and (3) 2,665,000 shares of new common stock reserved for distribution on account of contingent value rights. The total number of shares of New Common Stock issued and reserved for issuance in respect of claims and interests filed and allowed under the Plan was 16,765,000. Including the shares of New Common Stock reserved for issuance under the Management Compensation Plan, the total number of shares of New Common Stock issued and reserved for issuance under the Plan was 17,765,000.

Foreign Currency

Foreign currency can have a major impact on our financial results. During 2009, approximately 82% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (“CAD”), USD/Australian dollar (“AUD”), USD/British pound (“GBP”), and USD/Euro (“EUR”). Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the year ended December 31, 2009, as compared to the year ended December 31, 2008, the USD was stronger on average as compared to the CAD and AUD; the USD was weaker on average as compared to the GBP and the EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the years ended December 31, 2009 and 2008:

Net Revenue by Location—in USD (in thousands)

	For the Year Ended December 31,
	2009 Net Revenue	2008 Net Revenue	Variance	Variance %
Canada	$224,397	$260,834	$(36,437)	(14)%
Australia	$243,158	$276,413	$(33,254)	(12)%
United Kingdom	$93,078	$87,706	$5,372	6%
Europe	$89,182	$87,623	$1,559	2%

Net Revenue by Location—in Local Currencies (in thousands)

	For the Year Ended December 31,
	2009 Net Revenue	2008 Net Revenue	Variance	Variance %
Canada (in CAD)	255,674	276,294	(20,621)	(7)%
Australia (in AUD)	308,068	324,724	(16,655)	(5)%
United Kingdom (in GBP)	59,919	48,335	11,583	24%
Europe* (in EUR)	63,633	59,640	3,993	7%

*	Europe includes only subsidiaries whose functional currency is the EUR.

In the year ended December 31, 2008, as compared to the year ended December 31, 2007, the USD was weaker on average as compared to the CAD, AUD and EUR, notwithstanding a significant strengthening of the USD relative to such currencies between June 30, 2008 and December 31, 2008, and stronger on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the year ended December 31, 2008 and 2007:

Net Revenue by Location—in USD (in thousands)

	For the Year Ended December 31,
	2008 Net Revenue	2007 Net Revenue	Variance	Variance %
Canada	$260,834	$262,412	$(1,578)	(1)%
Australia	$276,413	$285,963	$(9,550)	(3)%
United Kingdom	$87,706	$89,363	$(1,657)	(2)%
Europe	$87,623	$81,891	$5,732	7%

Net Revenue by Location—in Local Currencies (in thousands)

	For the Year Ended December 31,
	2008 Net Revenue	2007 Net Revenue	Variance	Variance %
Canada (in CAD)	276,294	281,419	(5,125)	(2)%
Australia (in AUD)	324,724	341,361	(16,637)	(5)%
United Kingdom (in GBP)	48,335	44,773	3,562	8%
Europe* (in EUR)	59,640	59,771	(131)	0%

*	Europe includes only subsidiaries whose functional currency is the EUR.

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

Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long-distance traffic, data and Internet traffic, and also from the provision of local, data center and wireless services. For voice and wholesale VoIP, net revenue is earned based on the number of minutes during a call and is recorded upon completion of a call, adjusted for allowance for doubtful accounts receivable, service credits and service adjustments. Revenue for a period is calculated from information received through our network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides us the ability to do a timely and accurate analysis of revenue earned in a period. Separate prepaid services software is used to track additional information related to prepaid service usage such as activation date, monthly usage amounts, fees and charges, and expiration date. Revenue on these prepaid services is recognized as service is provided until expiration, when all unused minutes, which are no longer available to the customers, are recognized as revenue.

Net revenue is also earned on a fixed monthly fee basis for unlimited local and long-distance plans and for the provision of data/Internet (including retail VoIP) and hosting services. Data/Internet and hosting services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths and collocation services. These fees are recognized as access and collocation is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. We record payments received in advance for prepaid services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided.

A portion of revenue, representing less than 1% of total revenue, is earned from the sale of wireless handsets and VoIP routers. We apply the provisions of ASC No. 605-25, “Revenue Recognition—Multiple Element Arrangements,” which provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. We have concluded that ASC No. 605-25 requires us to account for the sale of wireless handsets and VoIP routers and the related cost of handset and router revenues as a separate unit of accounting when title to the handset or router passes to the customer. Revenue recognized is the portion of the activation fees allocated to the router or handset unit of accounting in the statement of operations when title to the router or handset passes to the customer. We defer the portion of the activation fees allocated to the service unit of accounting and recognize such deferred fees on a straight-line basis over the contract life in the statement of operations.

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

Cost of revenue—Cost of revenue is comprised primarily of costs incurred from other domestic and foreign telecommunications carriers to originate, transport and terminate calls. The majority of our cost of revenue is variable, based upon the number of minutes of use, with transmission and termination costs being the most significant expense. Call activity is tracked and analyzed with customized software that analyzes the traffic flowing through our network switches and calculates the variable cost of revenue with predetermined contractual rates. If the domestic or foreign telecommunications carriers have tracked and invoiced the volume of minutes at levels different than what our activity shows or have invoiced at different rates, we will dispute the charges invoiced. There is no guarantee that we will prevail in such disputes. We use significant estimates to determine the level of success in dispute resolution and consider past historical experience, basis of disputes, financial status, and current relationships with vendors and aging of prior disputes in quantifying our estimates.

Valuation of long-lived assets—We review long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, we compare the expected undiscounted future cash flows to the carrying amount of the assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, we are required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and carrying value of the assets.

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

We have concluded that we have one asset group: the network. This is due to the nature of our telecommunications network which utilizes all of the POPs, switches, cables and various other components throughout the network to seamlessly form the telecommunications gateway over which our products and services are carried for any given customer’s phone call or data or Internet transmission. Furthermore, outflows to many of the external network providers are not separately assignable to revenue inflows for any phone call or service plan.

We make assumptions about the remaining useful life of our long-lived assets. The assumptions are based on the average life of our historical capital asset additions, our historical asset purchase trend and the fact that our primary assets, our network switches, have an 8-year life. Because of the nature of our industry, we also assume that the technology changes in the industry render all equipment obsolete with no salvage value after their useful lives. In certain circumstances in which the underlying assets could be leased for an additional period of time, we have included such estimated cash flows in our estimate.

The estimate of the appropriate discount rate to be used to apply the present value technique in determining fair value was our weighted average cost of capital, which is based on the effective rate of our long-term debt obligations at the current market values as well as the current volatility and trading value of our common stock.

Valuation of goodwill—Goodwill and other intangible assets—Under ASC No.350 “Intangibles—Goodwill and Other’, goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their useful lives and are subject to the impairment provisions of ASC 360, “Property Plant and Equipment.”

Goodwill impairment is tested annually using a two-step process that begins with an estimation of the fair value of each reporting unit as of October 1. The first step is a screen for potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined, that is through an allocation of the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

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

Intangible assets not subject to amortization consist of trade names. Such indefinite lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

Intangible assets subject to amortization consist of certain trade names and customer relationships. These finite lived intangible assets are amortized based on their useful lives. Such assets are subject to the impairment provisions of ASC 360, wherein impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded if after determining that it is not recoverable, the carrying amount exceeds the fair value of the asset.

As disclosed in Note 4—“Fresh Start Accounting” to the Company’s consolidated financial statements, on July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC No. 852, “Reorganizations.” Fresh-start accounting reflects the value of the Company as determined in the confirmed Plan. Under fresh-start accounting, the Company’s asset and liability values are re-measured and allocated in conformity with ASC No. 805, “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill in the accompanying consolidated balance sheet. Fresh-start accounting also requires that all liabilities, other than deferred taxes, should be stated at fair value.

The carrying values by reporting unit of the goodwill and other indefinite-lived intangible assets are disclosed in Note 6—“Goodwill and Other Intangible Assets,” to the Company’s Consolidated Financial Statements.

To facilitate the first step of the goodwill impairment analysis the Company first determines the fair value of each reporting unit as of October 1, the goodwill measurement date, and compares those amounts to the carrying value of the respective reporting units as of October 1, 2009. To the extent the fair value of the reporting unit exceeds the book value, no additional analysis is required and no impairment is recognized. To facilitate the Company’s calculation of the fair value of the reporting units, the valuation methods included (i) a discounted cash flow analysis, considering a range of between 12.5% and 17% weighted average costs of capital and market-based multiples of projected earnings of between 2.8 and 5.1 times for its terminal value. A key assumption in the fair value calculations is the Company’s future operating performance and resulting cash flow which is inherently subject to significant uncertainties and contingencies, and are based on management’s best estimates at the date of measurement. Potential events which could have a negative effect on the key assumptions include competitive actions, technological developments, regulatory actions and currency movements. For additional risk factors which could affect the assumptions see “Item 1A—Risk Factors” and “Item 7—Special Note Regarding Forward Looking Statements.” Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. The goodwill impairment test date of October 1, 2009, was three months after the initial recording of the fair value of our assets under fresh start accounting. After performing step one of the goodwill impairment test, no impairment was identified, as the fair value was greater than the carrying value of each reporting unit. In the reporting units with significant goodwill balances which are the United States and Canada, the Canada reporting unit is not at risk of failing step one of the test, but the United States reporting unit’s fair value exceeded the carrying value of the United States reporting unit by 15%. The increase in fair value for the Canadian Reporting Unit is due primarily to foreign currency translation as the United States dollar has weakened considerably and cost reduction initiatives were implemented in the second half of the year. Additionally, no impairment was recognized based on the analysis of the fair value of the intangible assets not subject to amortization as compared to their carrying value.

In addition to the forgoing, the Company reviews its goodwill and intangible assets for possible impairment whenever events or circumstances indicate that certain carrying amounts of assets may not be recoverable. The factors that the Company considers important, and which could trigger an impairment review, include, but are not limited to: a significant decline in the market value of our common stock or debt securities for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy.

Accounting for income taxes—We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. The additional guidance provided by ASC No. 740 “Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. At January 1, 2007, its implementation resulted in adjustments to increase our total unrecognized tax benefits by $106.4 million. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by ASC No. 740 to the extent applicable.

At present, our subsidiaries in the major jurisdictions in which we operate have significant deferred tax assets resulting from tax loss carryforwards. With the exception of our Canadian companies, these deferred tax assets are fully offset with valuation allowances. The appropriateness and amount of these valuation allowances are based on our assumptions about the future taxable income of each affiliate or available tax planning strategies. Except in the case of our Canadian companies, if our assumptions have significantly underestimated future taxable income with respect to a particular affiliate, all or part of the valuation allowance for the affiliate would be reversed and additional income could result. With the exception of our Canadian affiliates, if our assumptions have significantly overestimated future taxable income with respect to a particular affiliate, there would be no change in the net value of the deferred tax asset and no additional income or tax expense would result. If our assumptions with respect to our Canadian affiliates have significantly overestimated future taxable income, a full or partial valuation allowance would be applied to the corresponding deferred tax assets and additional tax expense would result.

In accordance with ASC No. 852, for periods including and subsequent to the filing of the Chapter 11 petition, prior to the emergence from bankruptcy, all pre-petition liabilities subject to compromise were segregated in the Consolidated Condensed Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Liabilities not subject to compromise were separately classified as current and non-current in the Consolidated Condensed Balance Sheet. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization were reported separately as reorganization items, net, in the Consolidated Condensed Statements of Operations. Net cash used for reorganization items was disclosed separately in the Consolidated Condensed Statements of Cash Flows.

After the emergence from bankruptcy on July 1, 2009, the amounts reported on our subsequent financial statements materially changed. We adopted the “fresh start” provisions of ASC No. 852, which requires that all assets and liabilities except deferred taxes be restated to their fair value. Deferred tax balances have been established as a result of the differences in the basis adjustments from fresh-start accounting. Certain of these fair values differ materially from the values recorded on the Predecessor Consolidated Condensed Balance Sheets. Our emergence from reorganization resulted in a new reporting entity that had no retained earnings or accumulated deficit before the Effective Date. Additionally, we must also adopt any changes in GAAP that are otherwise required to be adopted within twelve months of such date. For all of these reasons, our Successor’s financial statements are not comparable to our Predecessor’s. See “Note 8—Income Taxes,” to the Company’s consolidated financial statements for further details.

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

As a result of these events, the Company’s consolidated financial statements for all periods presented reflect the Japan retail operations, German retail operations, discontinued German subsidiary and Planet Domain operations as discontinued operations for the six months ended December 31, 2009, six months ended July 1, 2009, years ended December 31, 2008 and 2007. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as loss from discontinued operations.

Summarized operating results of the discontinued operations for the year ended December 31, 2009, 2008 and 2007 are as follows:

	Successor	Predecessor
	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31,
(in thousands)			2008	2007
Net revenue	$—	$300	$3,851	$9,961
Operating expenses	$38	$995	$4,610	$10,233

Income (loss) from operations	$(38)	$(695)	$(759)	$(272)
Interest expense	$—	$—	$—	$(26)
Interest income and other income (expense)	$(233)	$19	$60	$39
Foreign currency transaction gain (loss)	$—	$—	$376	$(6)

Income (loss) before income tax	$(271)	$(676)	$(323)	$(265)
Income tax expense	$—	$—	$(3)	$(3)

Income (loss) from discontinued operations	$(271)	$(676)	$(326)	$(268)

Explanatory Preliminary Note

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we combine Successor’s results of operations for the period from July 2, 2009 to December 31, 2009 (the “Successor Period”) with Predecessor’s results of operations for the period from January 1, 2009 to July 1, 2009 and we compare these combined results of operations with Predecessor’s results of operations for the year ended December 31, 2008. We also present detailed changes in results, excluding currency impacts, since a large portion of our revenues are derived outside of the U.S., and currency changes can influence or mask underlying changes in foreign operating unit performance. We believe that the comparison of the combined financial results provide management and investors with a meaningful analysis of our performance and trends for comparative purposes. In addition, it should be noted that the application of fresh-start accounting will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash flows of the Company.

We have combined the results of operations and the sources and uses of cash for the six months ended June 30, 2009 of the Predecessor and the six months ended December 31, 2009 for the Successor, and compared these combined results with the corresponding periods in 2008 and 2007 to provide a meaningful perspective on our financial and operational performance and trends in order to supplement GAAP data that would not otherwise have been available if we had not combined the results of operations and sources and uses of cash of the Predecessor and the Successor in this manner. The presentation of these combined results for the twelve months ended December 31, 2009 are intended to supplement investors’ understanding of our operating performance and liquidity. However, the combined presentation of the twelve months ended December 31, 2009 are not intended to replace net income (loss), cash flows, financial position or comprehensive income (loss), as determined in accordance with U.S. GAAP for the Predecessor and Successor periods. The Consolidated Financial Statements on or after July 1, 2009 are not comparable to the Consolidated Financial Statements prior to that date. For purposes of calculating constant currency rates between periods in connection with presentations that describe changes in values “excluding currency effects” herein, we have taken results from foreign operations for a given year (that were computed in accordance with GAAP using local currency) and converted such amounts utilizing the same U.S. dollar to applicable local currency exchange rates that were used for purposes of calculating corresponding preceding year GAAP presentations.

In reviewing the results and narratives below, it is important to note that there were significant effects resulting from the adoption of fresh-start accounting that affected our historical presentations and that will impact future results compared to pre-Reorganization results, including significant changes in:

•	debt balances and associated interest expense;

•

taxes and the adverse cash flow effects of our obligation to pay additional taxes compared to prior periods, given the termination of significant net operating loss carry-forward credits in connection with the Reorganization; and

•	depreciation and amortization, as triggered by our requirement to institute a new capital structure and fully re-measure our tangible and identifiable intangible assets.

Results of Operations

The following information for the years ended December 31, 2009, 2008 and 2007 reflects all the items included in consolidated statements of operations as a percentage of net revenue:

	Year Ended December 31,
	2009	2008	2007
NET REVENUE	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	65.4%	63.6%	61.5%
Selling, general and administrative	24.4%	29.1%	31.4%
Depreciation and amortization	6.4%	3.7%	3.4%
(Gain) loss on sale or disposal of assets	0.0%	-0.7%	0.2%

Total operating expenses	96.2%	95.7%	96.5%

INCOME FROM OPERATIONS	3.8%	4.3%	3.5%
INTEREST EXPENSE	-3.9%	-6.0%	-6.8%
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	0.0%	0.1%	-0.1%
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	-0.5%	4.1%	-0.9%
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	-0.3%	0.0%	0.0%
INTEREST AND OTHER INCOME	0.1%	0.4%	0.6%
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	4.8%	-5.3%	3.6%
LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	4.1%	-2.4%	0.1%
REORGANIZATION ITEMS, net	53.9%	0.0%	0.0%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	58.0%	-2.4%	0.1%
INCOME TAX BENEFIT (EXPENSE)	0.7%	0.0%	1.0%

INCOME (LOSS) FROM CONTINUING OPERATIONS	58.7%	-2.4%	1.1%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	-0.1%	0.0%	0.0%
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	0.0%	0.0%	0.7%

NET INCOME (LOSS)	58.6%	-2.4%	1.8%

The following information reflects net revenue by product line for the years ended December 31, 2009, 2008 and 2007 (in thousands, except percentages) and is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

(in thousands)	2009	%	2008	%	2007	%
Retail Voice	$393,722	48%	$461,817	52%	$481,160	54%
Wholesale	212,961	26%	197,278	22%	170,450	19%
Data/Internet	160,040	20%	182,891	20%	196,198	22%
Retail VOIP	48,827	6%	53,877	6%	48,221	5%

Total	$815,550	100%	$895,863	100%	$896,029	100%

Results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008

Net revenue: Net revenue, exclusive of the currency effect, decreased $19.3 million, or 2.2%, to $876.5 million for the year ended December 31, 2009 from $895.9 million for the year ended December 31, 2008. Inclusive of the currency effect, which accounted for a decrease of $61.0 million, net revenue decreased $80.3 million to $815.6 million for the year ended December 31, 2009 from $895.9 million for the year ended December 31, 2008.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Year Ended							Year Ended December 31, 2009
	December 31, 2009		December 31, 2008		Year-over-Year
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total

Canada	241,603	27.6%	260,834	29.1%	(19,231)	-7.4%	(17,206)	224,397	27.5%
Australia	262,917	30.0%	276,413	30.9%	(13,496)	-4.9%	(19,759)	243,158	29.9%
Wholesale	230,285	26.3%	197,278	22.0%	33,007	16.7%	(17,323)	212,962	26.1%
United States	66,146	7.5%	86,578	9.7%	(20,432)	-23.6%	—	66,146	8.1%
Europe	59,532	6.8%	64,629	7.2%	(5,097)	-7.9%	(5,338)	54,194	6.6%
Brazil	16,040	1.8%	10,131	1.1%	5,909	58.3%	(1,347)	14,693	1.8%

Total Revenue	$876,523	100.0%	$895,863	100.0%	$(19,340)	-2.2%	$(60,973)	$815,550	100.0%

Canada: Canada net revenue, exclusive of the currency effect, decreased $19.2 million, or 7.4%, to $241.6 million for the year ended December 31, 2009 from $260.8 million for the year ended December 31, 2008. The net revenue decrease is primarily attributable to a decrease of $16.3 million in retail voice services, a decrease of $3.8 million in prepaid voice services, a decrease of $1.1 million in wireless services and a decrease of $0.3 million in local services offset, in part, by an increase of $2.3 million in Internet, data and hosting services. Inclusive of the currency effect, which accounted for a $17.2 million decrease, net revenue decreased $36.4 million to $224.4 million for the year ended December 31, 2009 from $260.8 million for the year ended December 31, 2008.

Australia: Australia net revenue, exclusive of the currency effect, decreased $13.5 million, or 4.9%, to $262.9 million for the year ended December 31, 2009 from $276.4 million for the year ended December 31, 2008. The net revenue decrease is primarily attributable to a decrease of $13.5 million in Internet services, a decrease of $3.1 million in residential voice and a decrease of $2.6 million in broadband services offset, in part, by increases of $3.9 million in business voice services and $1.9 million in wireless services. Inclusive of the currency effect, which accounted for a $19.8 million decrease, net revenue decreased $33.2 million to $243.2 million for the year ended December 31, 2009 from $276.4 million for the year ended December 31, 2008.

Wholesale: Wholesale net revenue, exclusive of the currency effect, increased $33.0 million, or 16.7%, to $230.3 million for the year ended December 31, 2009 from $197.3 million for the year ended December 31,

2008. The net revenue increase is primarily a result of expanded routed capabilities and enhanced traffic volumes from existing customers and the obtainment of new customers. Inclusive of the currency effect which accounted for a $17.3 million decrease, net revenue increased $15.7 million to $213.0 million for the year ended December 31, 2009, from $197.3 million for the year ended December 31, 2008.

United States: United States net revenue decreased $20.4 million, or 23.6%, to $66.1 million for the year ended December 31, 2009 from $86.6 million for the year ended December 31, 2008. The decrease is primarily attributable to a decrease of $13.1 million in retail voice services (for residential and small businesses), a decrease of $5.6 million in VoIP services and a decrease of $1.8 million in Internet services.

Europe: Europe net revenue, exclusive of the currency effect, decreased $5.1 million, or 7.9%, to $59.5 million for the year ended December 31, 2009 from $64.6 million for the year ended December 31, 2008. The decrease is primarily attributable to a decline in retail voice services. Inclusive of the currency effect, which accounted for a $5.3 million decrease, net revenue decreased $10.4 million to $54.2 million for the year ended December 31, 2009 from $64.6 million for the year ended December 31, 2008.

Brazil: Brazil net revenue, exclusive of the currency effect, increased $5.9 million, or 58.4%, to $16.0 million for the year ended December 31, 2009 from $10.1 million for the year ended December 31, 2008. The revenue increase is due primarily to an increase in VoIP services. Inclusive of the currency effect, which accounted for a $1.3 million decrease, net revenue increased $4.6 million to $14.7 million for the year ended December 31, 2009 from $10.1 million for the year ended December 31, 2008.

Cost of revenue: Cost of revenue, exclusive of the currency effect, increased $5.3 million to $575.2 million, or 65.6% of net revenue, for the year ended December 31, 2009 from $569.9 million, or 63.6% of net revenue, for the year ended December 31, 2008. Inclusive of the currency effect, which accounted for a $41.5 million decrease, cost of revenue decreased $36.2 million to $533.7 million for the year ended December 31, 2009 from $569.9 million for the year ended December 31, 2008.

Canada: Canada cost of revenue, exclusive of the currency effect, decreased $8.4 million to $106.0 million, or 43.9% of net revenue, for the year ended December 31, 2009 from $114.4 million, or 43.9% of net revenue, for the year ended December 31, 2008. The decrease is primarily attributable to a decrease in net revenue of $19.2 million. Inclusive of the currency effect, which accounted for a $7.5 million decrease, cost of revenue decreased $15.9 million to $98.5 million for the year ended December 31, 2009 from $114.4 million for the year ended December 31, 2008.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $4.0 million to $165.4 million, or 62.9% of net revenue, for the year ended December 31, 2009 from $169.4 million, or 61.3% of net revenue, for the year ended December 31, 2008. The decrease is primarily attributable to a $13.5 million decrease in net revenue, offset in part by a $5.8 million reduction to cost of revenue in 2008 as the result of rulings by the Australian regulatory authority. Inclusive of the currency effect, which accounted for a $12.4 million decrease, cost of revenue decreased $16.4 million to $153.0 million for the year ended December 31, 2009 from $169.4 million for the year ended December 31, 2008.

Wholesale: Wholesale cost of revenue, exclusive of the currency effect, increased $30.4 million to $220.6 million, or 95.8% of net revenue, for the year ended December 31, 2009 from $190.2 million, or 96.4% of net revenue, for the year ended December 31, 2008. The increase is primarily attributable to an increase in net revenue of $33.0 million offset, in part, by lower costs, as a percentage of net revenues. Inclusive of the currency effect, which accounted for a $16.7 million decrease, cost of revenues decreased $13.7 million to $203.9 million for the year ended December 31, 2009 from $190.2 million for the year ended December 31, 2008.

United States: United States cost of revenue decreased $15.5 million to $29.9 million, or 45.2% of net revenue, for the year ended December 31, 2009 from $45.4 million, or 52.5% of net revenue, for the year ended December 31, 2008. The decrease is attributable to a decrease in net revenue of $20.4 million, a cost recovery of $1.5 million from a dispute settlement and lower costs resulting from our cost control initiatives.

Europe: Europe cost of revenue, exclusive of the currency effect, decreased by $2.6 million to $41.5 million, or 69.7% of net revenue, for the year ended December 31, 2009 from $44.1 million, or 68.3% of net revenue, for the year ended December 31, 2008. The decrease is primarily due to a decrease in net revenue of $5.1 million offset, in part, by slightly higher costs, as a percentage of net revenue. Inclusive of the currency effect, which accounted for a $3.8 million decrease, cost of revenue decreased $6.4 million to $37.7 million for the year ended December 31, 2009 from $44.1 million for the year ended December 31, 2008.

Brazil: Brazil cost of revenue, exclusive of the currency effect, increased $5.3 million to $11.7 million, or 73.1% of net revenue, for the year ended December 31, 2009 from $6.4 million, or 62.8% of net revenue, for the year ended December 31, 2008. The increase is primarily attributable to an increase in net revenue of $5.9 million and a shift in the revenue product mix to lower margin products. Inclusive of the currency effect, which accounted for a $1.0 million decrease, cost of revenue increased $4.4 million to $10.8 million for the year ended December 31, 2009 from $6.4 million for the year ended December 31, 2008.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, decreased $48.8 million to $211.6 million, or 24.1% of net revenue, for the year ended December 31, 2009 from $260.4 million, or 29.1% of net revenue, for the year ended December 31, 2008. Inclusive of the currency effect, which accounted for a $12.9 million decrease, selling, general and administrative expenses decreased $61.7 million to $198.7 million for the year ended December 31, 2009 from $260.4 million for the year ended December 31, 2008.

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $12.9 million to $85.0 million, or 35.2% of net revenue, for the year ended December 31, 2009 from $97.9 million, or 37.5% of net revenue, for the year ended December 31, 2008. The decrease is attributable to a decrease of $7.0 million in salaries and benefits, a decrease of $7.1 million in sales and marketing expenses and a decrease of $0.7 million in general and administrative expenses offset, in part, by an increase of $0.8 million in advertising expenses and $1.1 million of other expenses. Inclusive of the currency effect, which accounted for a $5.7 million decrease, selling, general and administrative expenses decreased $18.6 million to $79.3 million for the year ended December 31, 2009 from $97.9 million for the year ended December 31, 2008.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, decreased $18.9 million to $63.3 million, or 24.1% of net revenue, for the year ended December 31, 2009 from $82.2 million, or 29.7% of net revenue, for the year ended December 31, 2008. The decrease is attributable to a decrease of $6.1 million in salaries and benefits, a decrease of $8.4 million in sales and marketing expense, a decrease of $2.0 million in advertising expenses, a decrease of $1.7 million in general and administrative and a decrease of $0.7 million in all other expenses. Inclusive of the currency effect, which accounted for a $4.7 million decrease, selling, general and administrative expense decreased $23.6 million to $58.6 million for the year ended December 31, 2009 from $82.2 million for the year ended December 31, 2008.

Wholesale: Wholesale selling, general and administrative expense, exclusive of the currency effect, decreased $1.2 million to $7.2 million, or 3.1% of net revenue, for the year ended December 31, 2009 from $8.4 million, or 4.3% of net revenue, for the year ended December 31, 2008. Inclusive of the currency effect, which accounted for a $0.5 million decrease, selling, general and administrative expense decreased $1.7 million to $6.7 million for the year ended December 31, 2009 from $8.4 million for the year ended December 31, 2008.

United States: United States selling, general and administrative expense decreased $10.1 million to $25.1 million, or 37.9% of net revenue, for the year ended December 31, 2009 from $35.2 million, or 40.6% of net revenue, for the year ended December 31, 2008. The decrease is attributable to decreases of $4.0 million in salaries and benefits, $2.1 million in general and administrative expenses, $1.6 million in advertising expenses, $1.1 million in sales and marketing expense, $0.7 million in occupancy, and $0.6 million in other expenses.

Europe: Europe selling, general and administrative expense, exclusive of the currency effect, decreased $4.6 million to $17.2 million, or 28.8% of net revenue, for the year ended December 31, 2009 from $21.8 million, or

33.7% of net revenue, for the year ended December 31, 2008. The decrease is attributable to a decrease of $1.8 million in salaries and benefits and $1.1 million of general and administrative and $1.7 million in other expenses. Inclusive of the currency effect, which accounted for a $1.7 million decrease, selling, general and administrative expense decreased $6.3 million to $15.5 million for the year ended December 31, 2009 from $21.8 million for the year ended December 31, 2008.

Brazil: Brazil selling, general and administrative expense, exclusive of the currency effect, decreased $0.5 million to $3.5 million, or 21.6% of net revenue, for the year ended December 31, 2009 from $4.0 million, or 39.8% of net revenue, for the year ended December 31, 2008. The decrease is attributable to a $0.6 million decrease in salaries and benefits and a $0.3 million decrease in sales and marketing offset in part by a $0.3 million increase in all other expenses. Inclusive of the currency effect, which accounted for a $0.3 million decrease, selling, general and administrative expense decreased $0.9 million to $3.1 million for the year ended December 31, 2009 from $4.0 million for the year ended December 31, 2008.

Corporate: Corporate selling, general and administrative expense decreased $0.3 million to $10.8 million for the year ended December 31, 2009 from $11.1 million for the year ended December 31, 2008. The decrease is primarily due to a decrease in salaries and benefits.

Depreciation and amortization expense: Depreciation and amortization expense was $51.9 and $32.8 million for the years ended December 31, 2009 and 2008, respectively. This change occurred as a result of the fair valuing of fixed and intangible assets per Fresh-Start accounting which was implemented effective July 1, 2009. See “Note 4—Fresh-Start Accounting” in our consolidated financial statements for further detail.

Interest expense and accretion (amortization) on debt discount/premium: Interest expense and accretion (amortization) on debt discount/premium, net decreased $22.0 million to $31.3 million for the year ended December 31, 2009 from $53.3 million for the year ended December 31, 2008. The decrease was due to the lower debt levels primarily resulting from the cancellation of certain indebtedness through the Plan of Reorganization, effective as of July 1, 2009.

Gain (loss) from contingent value rights valuation. The value of the contingent value rights decreased $2.8 million during 2009 due to the change of the fair market value. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and were marked to fair value, (and in future periods will be marked to fair value), at each balance sheet date. Upon issuance of the contingent value rights, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and we will adjust this liability quarterly to its then estimated fair value, (which in future periods potentially could be substantially greater than the initial recorded liability balance). The change in fair value of the liability is reflected in our Statements of Operations as other income (expense). Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Interest income and other (expense). Interest income and other (expense) decreased $2.3 million to $1.0 million for the year ended December 31, 2009 from $3.3 million expense for the year ended December 31, 2008.

Foreign currency transaction gain (loss): Foreign currency transaction gain increased $87.1 million to a gain of $39.5 million for the year ended December 31, 2009 from a loss of $47.6 million for the year ended December 31, 2008. The gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Reorganization items, net. Reorganization items reflect the favorable impact of $439.5 million for the year ended December 31, 2009 due to fresh-start accounting and revaluation of assets and liabilities ($188.6 million), gain on extinguishment of debt ($243.2 million), and reversal of future interest payments recorded as long-term obligations ($20.4 million), offset in part principally by the incurrence of professional fees as a result of the Chapter 11 Cases ($12.6 million).

Income tax benefit (expense): Income tax benefit (expense) is a $6.1 million benefit for the year ended December 31, 2009 compared to a $0.4 million benefit for the year ended December 31, 2008. The benefit includes expenses consisting of foreign withholding tax on intercompany interest, the release of certain “ASC 740” liabilities as a result of the expiration of the statute of limitations and charges for uncertain tax positions under ASC No. 740, “Income Taxes.” The foreign tax expense was offset by a significant benefit from the release of deferred tax liabilities related to amortization of certain fresh-start adjustments to fixed assets and intangibles as discussed in “Note 8—Income Taxes,” to our consolidated audited financial statements.

Results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007

Net revenue: Net revenue, exclusive of the currency effect, decreased $4.2 million, or 0.5%, to $891.8 million for the year ended December 31, 2008 from $896.0 million for the year ended December 31, 2007. Inclusive of the currency effect, which accounted for an increase of $4.1 million, net revenue decreased $0.1 million to $895.9 million for the year ended December 31, 2008 from $896.0 million for the year ended December 31, 2007.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Year Ended							Year Ended December 31, 2008
	December 31, 2008		December 31, 2007		Year-over-Year
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total

Canada	$258,066	28.9%	$262,200	29.3%	$(4,134)	-1.6%	$2,768	$260,834	29.1%
Australia	272,090	30.5%	284,935	31.8%	(12,845)	-4.5%	4,323	276,414	30.9%
Wholesale	200,729	22.5%	170,450	19.0%	30,279	17.8%	(3,451)	197,278	22.0%
United States	86,578	9.7%	101,583	11.3%	(15,005)	-14.8%	—	86,579	9.7%
Europe	64,680	7.3%	68,943	7.7%	(4,263)	-6.2%	(51)	64,629	7.2%
Brazil	9,662	1.1%	7,918	0.9%	1,744	22.0%	469	10,129	1.1%

Total Revenue	$891,805	100.0%	$896,029	100.0%	$(4,224)	-0.5%	$4,058	$895,863	100.0%

Canada: Canada net revenue, exclusive of the currency effect, decreased $4.1 million, or 1.6%, to $258.1 million for the year ended December 31, 2008 from $262.2 million for the year ended December 31, 2007. The revenue decrease is primarily attributable to a decrease of $10.4 million in retail voice services, and a decrease of $1.1 million in prepaid voice services offset, in part, by an increase of $3.2 million in local service, an increase of $3.2 million in Internet, data and hosting, an increase of $0.7 million in VoIP and an increase of $0.2 million in wireless. Inclusive of the currency effect, which accounted for a $2.8 million increase, net revenue decreased $1.4 million to $260.8 million for the year ended December 31, 2008 from $262.2 million for the year ended December 31, 2007.

Australia: Australia net revenue, exclusive of the currency effect, decreased $12.8 million, or 4.5%, to $272.1 million for the year ended December 31, 2008 from $284.9 million for the year ended December 31, 2007. The revenue decrease is primarily attributable to a decrease of $16.9 million in Internet services, a decrease of $2.5 million in residential voice and, a decrease of $0.6 million in broadband services offset, in part, by increases of $5.4 million in business services, $0.9 million in wireless services and $0.9 million in VoIP and all other. Inclusive of the currency effect, which accounted for a $4.3 million increase, net revenue decreased $8.5 million to $276.4 million for the year ended December 31, 2008 from $284.9 million for the year ended December 31, 2007.

Wholesale: Wholesale net revenue, exclusive of the currency effect, increased $30.2 million, or 17.8%, to $200.7 million for the year ended December 31, 2008 from $170.5 million for the year ended December 31, 2007. Inclusive of the currency effect which accounted for a $3.5 million decrease, net revenue increased $26.8 million to $197.3 million for the year ended December 31, 2008, from $170.5 million for the year ended December 31, 2007.

United States: U.S. net revenue decreased $15.0 million, or 14.8%, to $86.6 million for the year ended December 31, 2008 from $101.6 million for the year ended December 31, 2007. The decrease is primarily attributable to a decrease of $13.4 million in retail voice services (for residential and small businesses), a decrease of $1.5 million in Internet services and a decrease of $0.1 million in VoIP services.

Europe: Europe net revenue, exclusive of the currency effect, decreased $4.2 million, or 6.2%, to $64.7 million for the year ended December 31, 2008 from $68.9 million for the year ended December 31, 2007. The decrease is primarily attributable to a decrease of $3.9 million in retail voice, a decrease of $1.5 million in wireless services and a decrease of $0.6 million in other services, offset in part by an increase of $1.8 million in VoIP services. Inclusive of the currency effect, which had no impact, net revenue decreased $4.3 million to $64.6 million for the year ended December 31, 2008 from $68.9 million for the year ended December 31, 2007.

Brazil: Brazil net revenue, exclusive of the currency effect, increased $1.7 million, or 21.9%, to $9.7 million for the year ended December 31, 2008 from $7.9 million for the year ended December 31, 2007. The revenue increase is due primarily to an increase in VoIP services. Inclusive of the currency effect which accounted for a $0.5 million increase, net revenue increased $2.2 million to $10.1 million for the year ended December 31, 2008 from $7.9 million for the year ended December 31, 2007.

Cost of revenue: Cost of revenue, exclusive of the currency effect, increased $19.1 million to $570.4 million, or 64.0% of net revenue, for the year ended December 31, 2008 from $551.3 million, or 61.5% of net revenue, for the year ended December 31, 2007. Inclusive of the currency effect, which accounted for a $0.6 million decrease, cost of revenue decreased $18.6 million to $569.9 million for the year ended December 31, 2008 from $551.3 million for the year ended December 31, 2007.

Canada: Canada cost of revenue, exclusive of the currency effect, decreased $2.7 million to $113.6 million, or 44.0% of net revenue, for the year ended December 31, 2008 from $116.3 million, or 44.3% of net revenue, for the year ended December 31, 2007. The decrease is primarily attributable to a decrease in net revenue of $4.3 million. Inclusive of the currency effect, which accounted for a $0.8 million increase, cost of revenue decreased $1.9 million to $114.4 million for the year ended December 31, 2008 from $116.3 million for the year ended December 31, 2007.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $7.8 million to $167.4 million, or 61.5% of net revenue, for the year ended December 31, 2008 from $175.2 million, or 61.5% of net revenue, for the year ended December 31, 2007. The decrease is primarily attributable to a $12.8 million decrease in net revenue. Inclusive of the currency effect, which accounted for a $2.0 million increase, cost of revenue decreased $5.8 million to $169.4 million for the year ended December 31, 2008 from $175.2 million for the year ended December 31, 2007.

Wholesale: Wholesale cost of revenue, exclusive of the currency effect, increased $29.7 million to $193.6 million, or 96.4% of net revenue, for the year ended December 31, 2008 from $163.9 million, or 96.3% of net revenue, for the year ended December 31, 2007. The increase is primarily attributable to an increase in net revenue of $30.5 million. Inclusive of the currency effect, which accounted for a $3.4 million decrease, cost of revenues increased $26.3 million to $190.2 million for the year ended December 31, 2008 from $163.9 million for the year ended December 31, 2007.

United States: United States cost of revenue decreased $1.2 million to $45.4 million, or 52.5% of net revenue, for the year ended December 31, 2008 from $46.6 million, or 45.8% of net revenue, for the year ended December 31, 2007. The decrease was primarily due to a $1.9 million decrease in retail voice services and a $0.5 million decrease in Internet services partially offset by a $1.3 million increase in retail VoIP services.

Europe: Europe cost of revenue, exclusive of the currency effect, decreased by $1.0 million to $44.4 million, or 68.6% of net revenue, for the year ended December 31, 2008 from $45.4 million, or 65.8% of net revenue, for the year ended December 31, 2007. The decrease is primarily due to a decrease in net revenue of $4.3 million offset, in part, by slightly lower costs, as a percentage of net revenue. Inclusive of the currency effect, which accounted for a $0.2 million decrease, cost of revenue decreased $1.3 million to $44.1 million for the year ended December 31, 2008 from $45.4 million for the year ended December 31, 2007.

Brazil: Brazil cost of revenue, exclusive of the currency effect, increased $2.1 million to $6.1 million, or 63.2% of net revenue, for the year ended December 31, 2008 from $4.0 million, or 50.7% of net revenue, for the year ended December 31, 2007. The increase is primarily attributable to an increase in net revenue of $1.7 million and higher costs as a percentage of net revenue. Inclusive of the currency effect, which accounted for a $0.3 million increase, cost of revenue increased $2.4 million to $6.4 million for the year ended December 31, 2008 from $4.0 million for the year ended December 31, 2007.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, decreased $23.6 million to $257.4 million, or 28.9% of net revenue, for the year ended December 31, 2008 from $281.0 million, or 31.4% of net revenue, for the year ended December 31, 2007. Inclusive of the currency effect, which accounted for a $3.1 million increase, selling, general and administrative expenses decreased $20.6 million to $260.4 million for the year ended December 31, 2008 from $281.0 million for the year ended December 31, 2007.

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $3.5 million to $96.7 million, or 37.5% of net revenue, for the year ended December 31, 2008 from $100.2 million, or 38.2% of net revenue, for the year ended December 31, 2007. The decrease is attributable to a decrease of $6.2 in advertising costs and $0.9 million in salaries and benefits offset, in part, by increases of $2.5 million in sales and marketing expenses and $1.2 million in general and administrative and all other expenses. Inclusive of the currency effect, which accounted for a $1.2 million increase, selling, general and administrative expenses decreased $2.3 million to $97.9 million for the year ended December 31, 2008 from $100.2 million for the year ended December 31, 2007.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, decreased $1.6 million to $80.3 million, or 29.5% of net revenue, for the year ended December 31, 2008 from $81.9 million, or 28.7% of net revenue, for the year ended December 31, 2007. The decrease is attributable to a decrease of $1.9 million in salaries and benefits, a decrease a decrease of $1.2 million in professional fees and a decrease of $0.2 million in general and administrative and all other expenses offset in part by increases of $1.2 million in advertising expenses and $0.5 million in occupancy costs. Inclusive of the currency effect, which accounted for a $1.9 million increase, selling, general and administrative expense increased $0.3 million to $82.2 million for the year ended December 31, 2008 from $81.9 million for the year ended December 31, 2007.

Wholesale: Wholesale selling, general and administrative expense, exclusive of the currency effect, decreased $0.4 million to $8.5 million, or 4.2% of net revenue, for the year ended December 31, 2008 from $8.9 million, or 5.2% of net revenue, for the year ended December 31, 2007. Inclusive of the currency effect, which accounted for a $0.1 million decrease, selling, general and administrative expense decreased $0.5 million to $8.4 million for the year ended December 31, 2008 from $8.9 million for the year ended December 31, 2007.

United States: United States selling, general and administrative expense decreased $5.3 million to $35.2 million, or 40.6% of net revenue, for the year ended December 31, 2008 from $40.5 million, or 39.8% of net revenue, for the year ended December 31, 2007. The decrease is attributable to a decrease of $2.5 million in salaries and benefits expense due to staff reduction efforts, a decrease of $1.7 million professional fees as the first quarter 2007 included significant expenses for litigation defense and the FIN No. 48 implementation, a decrease of $0.9 million in sales and marketing expenses and a decrease of $1.2 million in general and administrative expense offset, in part, by an increase of $1.0 million in advertising.

Europe: Europe selling, general and administrative expense, exclusive of the currency effect, decreased $10.2 million to $22.0 million, or 34.0% of net revenue, for the year ended December 31, 2008 from $32.2 million, or 46.7% of net revenue, for the year ended December 31, 2007. The decrease is attributable to decreases of $4.1 in sales and marketing, $2.6 in occupancy costs, $1.1 million in salaries and benefits, and $2.4 million of general and administrative and all other expenses. Inclusive of the currency effect, which accounted for a $0.2 million decrease, selling, general and administrative expense decreased $10.4 million to $21.8 million for the year ended December 31, 2008 from $32.2 million for the year ended December 31, 2007.

Brazil: Brazil selling, general and administrative expense, exclusive of the currency effect, increased $0.8 million to $3.8 million, or 38.9% of net revenue, for the year ended December 31, 2008 from $3.0 million, or 37.7% of net revenue, for the year ended December 31, 2007. Inclusive of the currency effect, which accounted for a $0.3 million decrease, selling, general and administrative expense increased $1.0 million to $4.0 million for the year ended December 31, 2008 from $3.0 million for the year ended December 31, 2007.

Corporate: Corporate selling, general and administrative expense decreased $3.5 million to $11.1 million for the year ended December 31, 2008 from $14.6 million for the year ended December 31, 2007. The decrease is primarily due to a decrease in salaries and benefits.

Depreciation and amortization expense: Depreciation and amortization expense increased $2.3 million to $32.8 million for the year ended December 31, 2008 from $30.5 million for the year ended December 31, 2007. The increase consists of an increase in depreciation expense of $2.9 million for assets placed in service as we enhanced our network infrastructure and expanded our data centers.

(Gain) loss on sale or disposal of assets: (Gain) loss on sale or disposal of assets was a $6.0 million gain for the year ended December 31, 2008 compared to a $1.5 million loss for the year ended December 31, 2007. In the year ended December 31, 2008, we recognized a gain of $0.8 million associated with the sale of certain surplus fiber assets in the U.S., a gain of $1.7 million associated with a sale of a minority equity investment in a Japanese entity, and a gain of $4.6 million associated with the sale of primarily WiMAX spectrum assets, offset by a loss of $0.9 million associated with disposal of equipment owned by a minority equity investment in Canada.

Interest expense and accretion (amortization) on debt discount/premium: Interest expense and accretion on debt premium (discount), net decreased $8.5 million to $53.3 million for the year ended December 31, 2008 from $61.8 million for the year ended December 31, 2007. There was an increase of $3.4 million mainly resulting from issuance and exchange of our Original Second Lien Notes, offset by a $10.9 million decrease mainly resulting from reductions in principal outstanding balances of Group’s 12 3/4% senior notes due 2009 (the “12 3/4% Senior Notes”), Group’s step up convertible subordinated debentures due 2009 (the “Debentures”), the U.S. issuer’s 8% senior notes due 2014 (the “8% Senior Notes”), the 5% Exchangeable Senior Notes, and Group’s 3 3/4% convertible senior notes due 2010 (the “3 3/4% Convertible Senior Notes”) and from a decreased interest rate on our variable rate Term Loan Facility.

Gain (loss) on early extinguishment or restructuring of debt: Gain (loss) on early extinguishment or restructuring of debt was a $36.9 million gain for the year ended December 31, 2008 compared to a $7.7 million loss for the year ended December 31, 2007. In the second quarter of 2008, we exchanged $49.0 million principal amount of our 8% Senior Notes, $33.0 million principal amount of our 5% Exchangeable Senior Notes, $43.1 million principal amount of our 3 3/4% Convertible Senior Notes, $5.3 million principal amount of our 12 3/4% Senior Notes for $67.1 million principal amount of our newly issued Original Second Lien Notes and $4.7 million of cash, resulting in a gain on restructuring of debt of $32.3 million including the expensing of related financing costs. We made open market purchases of $0.8 million principal amount of our 12 3/4% Senior Notes, $13.8 million principal amount of our Debentures, and $2.1 million principal amount of our Original Second Lien Notes, resulting in a $4.2 million gain on early extinguishment of debt including the write-off of related deferred financing costs.

In 2007, we converted $5.0 million principal amount of our Debentures to 6.0 million shares of our common stock, resulting in an induced debt conversion expense of $2.3 million, which includes deferred financing cost and discount write-offs. In first quarter of 2007, we issued in a private transaction $57.2 million principal amount of the Original Second Lien Notes in exchange for $40.7 million principal amount of the outstanding 12 3/4% Senior Notes and $23.6 million in cash. This exchange was deemed a debt modification, resulting in a $5.1 million loss on restructuring of debt for financing costs incurred. The remaining $0.9 million of expense in the three months ended June 30, 2007, resulted from costs related to the early retirement of a Canadian credit facility. The losses were offset by our open market purchases of $10.5 million principal amount of our 12 3/4% Senior Notes resulting in a $0.3 million gain on early extinguishment of debt including the write-off of related deferred financing costs and a $0.5 million gain on forgiveness of equipment financing in Brazil.

Interest and other income: Interest and other income of $0.1 million for the year ended December 31, 2008 was mainly interest income, offset by minority interest expense recognized for the gain from the sale of the Canadian WiMAX spectrum assets.

Foreign currency transaction gain (loss): Foreign currency transaction gain (loss) was $47.6 million loss for the year ended December 31, 2008 as compared to $32.7 million gain for the year ended December 31, 2007. The gain and loss are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense): Income tax benefit (expense) was a benefit of $0.4 million for year ended December 31, 2008 as compared to a benefit of $9.2 million for the year ended December 31, 2007. In 2008, we closed certain federal and provincial income tax examinations in Canada for the years 2000 through 2005 (federal) and 2001 through 2005 (provincial) with all assessments being received. We also concluded an examination in the Netherlands for the years 2002, 2003, 2004, 2005 and 2006. Based on the final settlement, we reversed our remaining liability in the fourth quarter of 2008.

Liquidity and Capital Resources

Important Long-Term Capital Structure Developments:

In the fourth quarter 2009, we completed a private offering of $130 million in 13% Senior Secured Notes due 2016. Net proceeds, after deducting underwriting and transactional expenses, of $123.5 million were used principally to fully repay and terminate our $94.8 million senior secured term loan facility and $27.0 million Canadian credit facility, each of which were due in 2011. In connection with the July 2009 Reorganization and our December 2009 issuance of 13% Notes, we significantly adjusted our capital structure, our debt agreements’ covenants and terms, our debt service obligations and our long-term debt maturities. We believe these efforts have better aligned our capital structure with our business’s cash flow and liquidity expectations.

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and capacity, development of back-office systems, expansion of data center facilities, interest and principal payments on outstanding debt and other obligations and income taxes. We have financed our growth and operations to date through public offerings and private placements of debt and equity securities, vendor financing, capital lease financing and other financing arrangements.

Net cash provided by operating activities was $29.0 million for the year ended December 31, 2009 as compared to net cash provided by operating activities of $8.8 million for the year ended December 31, 2008. For the year ended December 31, 2009, net income, net of non-cash operating activity, provided $61.6 million of cash. In addition, cash was increased by a reduction in accounts receivable of $12.5 million, a reduction in prepaid expenses and other current assets of $2.3 million, a reduction in other assets of $4.3 million and an increase in accrued interest of $0.4 million. For the year ended December 31, 2009, we used, $20.5 million to reduce our accounts payable, $9.0 million to reduce our accrued income taxes, $2.6 million to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities, net, and $7.8 million to reduce our accrued interconnection costs. Cash effect of reorganization items was $12.2 million. Net cash provided by operating activities was $8.8 million for the year ended December 31, 2008 as compared to net cash provided by operating activities of $11.5 million for the year ended December 31, 2007. For the year ended December 31, 2008, net loss, net of non-cash operating activity, provided $34.1 million of cash. In addition, cash was increased by a reduction in prepaid expenses and other current assets of $10.2 million, a reduction in other assets of $1.9 million, and an increase in accrued interconnection costs of $2.2 million. In 2008, $15.7 million was used by an increase to accounts receivable. We used $5.9 million to reduce accounts payable, $10.6 to reduce our accrued income tax, $5.6 million to reduce deferred revenue, accrued expenses, and other liabilities and $1.8 million to reduce accrued interest.

Net cash used in investing activities was $15.1 million for the year ended December 31, 2009 compared to $18.7 million for the year ended December 31, 2008. Net cash used in investing activities during the year ended December 31, 2009 included $15.1 million of capital expenditures. Net cash used in investing activities was $18.7 million for the year ended December 31, 2008 compared to $39.5 million for the year ended December 31, 2007. Net cash used in investing activities during the year ended December 31, 2008 included $25.4 million of capital expenditures and $0.6 million for a customer list acquisition in Australia, offset by $4.9 million from the sale of certain primarily rural Canadian WiMAX spectrum assets (the cash proceeds from which can be used for operations within the variable interest entity but requires unanimous shareholder consent for a dividend distribution), $1.7 million net cash proceeds from the disposition of a minority equity investment in Japan and $0.8 million from the disposition of surplus fiber assets. Net cash used in investing activities during the year ended December 31, 2007 included $44.7 million of capital expenditures, $0.7 million to increase restricted cash, and $0.2 million to acquire an additional 39% of a subsidiary, offset by $6.1 million net cash proceeds from the disposition of our Australian Planet Domain subsidiary and a German subsidiary.

Net cash used in financing activities was $12.7 million for the year ended December 31, 2009 compared to $28.1 million for the year ended December 31, 2008. During the year ended December 31, 2009, $35.0 million was used to retire in full our Canadian Credit Facility, $96.3 million was used to retire in full the Senior-Secured Term Loan Facility, $4.9 million was used to reduce the principal amounts outstanding on capital leases, leased fiber capacity, financing facilities and other long-term obligations. Net cash proceeds received from the issuance of the Senior Secured Notes was $123.5 million. Net cash used in financing activities was $28.1 million for the year ended December 31, 2008 as compared to $41.5 million provided by financing activities for the year ended December 31, 2007. During the year ended December 31, 2008, $11.5 million was used to purchase and retire $0.8 million principal amount of our 12 3/4% Senior Notes, $13.8 million principal amount of our Debentures and $2.1 million principal amount of our Original Second Lien Notes. We also used $16.5 million for payments on capital leases, leased fiber capacity, financing facilities and other long-term obligations. During the year ended December 31, 2007, net cash provided by financing activities consisted of $102.7 million from the issuance of debt, net of issuance costs, which was comprised of $75.2 million principal amount of Original Second Lien Notes for $69.2 million in net cash, and $35.0 million from a credit facility with a financial institution (less $1.5 million in financing costs), and $19.2 million from the sale of 22.5 million shares of our registered common stock; partially offset by the retirement in full of $22.7 million principal amount of our 2000 convertible subordinated debentures, the retirement of $10.5 million principal amount of our 12 3/4% Senior Notes, the repayment in full of a $29.9 million Canadian Credit Facility and a $4.9 million capital lease financing, and $12.4 million principal payments of capital leases, leased fiber capacity, financing facilities and other long-term obligations.

Short- and Long-Term Liquidity Considerations and Risks

As of December 31, 2009, we had $42.5 million of unrestricted cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for at least the next twelve months.

As of December 31, 2009, we have $24.8 million in future minimum purchase obligations, $64.2 million in future operating lease payments and $259.5 million of indebtedness. At December 31, 2009, approximately $89.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC No. 740; however, we are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below.

The obligations reflected in the table below reflect the contractual payments of principal and interest that existed as of December 31, 2009:

(in thousands) Year Ending December 31,	Vendor Financing and Other	13% Senior Secured Notes	14 1 /4% Senior Subordinated Secured Notes	Purchase Obligations	Operating Leases	Total
2010	$4,815	$16,665	$17,595	$17,719	$17,028	$73,822
2011	1,239	16,900	17,595	4,305	14,231	54,270
2012	329	16,900	17,595	2,761	12,546	50,131
2013	102	16,900	132,269	—	9,060	158,331
2014	28	16,900	—	—	3,727	20,655
Thereafter	20	163,847	—	—	7,578	171,445

Total Minimum Principal & Interest Payments	6,533	248,112	185,054	24,785	64,170	528,654
Less: Amount
Representing Interest	(546)	(118,112)	(61,582)	—	—	(180,240)

Total Long-Term Obligations	$5,987	$130,000	$123,472	$24,785	$64,170	$348,414

The foregoing table assumes that the 14 1/4% Notes are refinanced before January 21, 2013 and holders of 13% Notes do not accept any Excess Cash Flow Offer to purchase 13% Notes. In this regard, the Company must extend an offer to repurchase to the holders of the 13% Notes an applicable amount, (equal to 50% of Excess Cash Flow), of the 13% Notes at par, in the event the Company and certain subsidiaries have excess cash flow (as defined in Note 7 — Long Term Obligations.) for any fiscal year commencing with the fiscal year ending December 31, 2010. See Item 1A. “Risks Associated with our Liquidity Needs and Debt Securities.” for certain risks and uncertainties related thereto.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $17.7 million, $4.3 million, and $2.8 million remaining in 2010, 2011 and 2012, respectively.

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

Effective January 1, 2009, the Company adopted ASC No. 805, “Business Combinations.” ASC No. 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The Company applied this standard on July 1, 2009 to the Fresh Start Balance Sheet, (See Note 4 “Fresh Start Accounting” for further detail).

In February 2008, the FASB issued ASC No. 820, “Fair Value Measurements.” The provisions of ASC No. 820 provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have a material impact on the Company’s financial statements. ASC No. 820 delayed the effective date for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until financial years beginning after November 15, 2008, and changed the scope of ASC No. 820. On January 1, 2009, the Company adopted the remaining provisions of ASC No. 820 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The provisions adopted in the first quarter 2009 did not have an impact on the Company’s financial statements as the Company did not have any fair value measurements of nonfinancial assets and liabilities for the year ended December 31, 2009.

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

The Company had a cross-currency principal and interest rate agreement with Lehman Brothers Special Financing, Inc., who entered bankruptcy in October 2008 and ceased performing on the agreement. The Company estimated the value to be zero, requiring a write-off of $1.2 million in 2008, and moved the instrument from Level 2 to Level 3 because the counter party’s credit risk is not observable.

In March 2008, the FASB issued ASC No. 815, “Derivatives and Hedging.” ASC No. 815 amends and expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of the use of derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. ASC No. 815 is effective for financial statements issued for fiscal years interim periods beginning after November 15, 2008. In addition the Company accounted for the Contingent Value Rights Distribution Agreement in accordance with ASC No. 815, “Derivatives and Hedging” as well as related interpretations of this standard. The change in value of the Contingent Value Rights Distribution Agreement is reflected in our Statements of Operations as other income (expense), (see Note 2—Emergence from Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code,” for further detail). The adoption of ASC No. 815 on January 1, 2009 did not have a material impact on the Company’s results of operations, financial position and cash flows.

New Accounting Pronouncements

In June 2009, the FASB issued ASC No. 810-10, “Consolidation,” which amends the definition of the primary beneficiary of a variable interest entity and will require the Company to assess each reporting period if any of the Company’s variable interests give it a controlling financial interest in the applicable variable interest entity. The provisions of ASC No. 810-10 will become effective for financial statements issued for fiscal years and interim periods begin after November 15, 2009. The Company is currently evaluating the impact the provisions of ASC No. 810-10 on its financial statements.

In May 2008, the FASB issued ASC No. 470-20, “Debt with Conversion and Other Options.” ASC No. 470-20 requires issuers of convertible debt securities to separate securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. ASC No. 470-20 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. ASC No. 470-20 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of ASC No. 470-20 on its financial statements, but does not believe there will be a material impact.

In April 2008, the FASB issued ASC No. 852-10, “Reorganizations”. ASC No. 852-10 nullifies certain requirements regarding changes in accounting principles that will be applicable to the financial statements of an entity emerging from bankruptcy. Any changes in accounting principles required within the twelve months following the implementation of fresh start accounting by such an entity are no longer required to be adopted at the time fresh start accounting is implemented. Entities emerging from bankruptcy that implement fresh start accounting should only follow accounting standards in effect at the date fresh start accounting is implemented, including any standards eligible for early adoption.

Special Note Regarding Forward Looking Statements

Certain statements in this Report on Form 10-K and elsewhere concerning strategic objectives and initiatives, prospects, future liquidity, cost savings initiatives and related matters constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this filing. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	our financial condition, financing requirements, prospects and cash flow;

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

Factors and risks that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward looking statements include those set forth in “Risk Factors” as well as, without limitation:

•	the occurrence of a default or event of default under our indentures or other financing agreements;

•

an inability to fully fund and repurchase holder acceptances of offers to repurchase 13% Notes that we are obligated to make annually, subject to certain limitations, in connection with Excess Cash Flow Offers;

•

an inability to fully fund and repurchase holder acceptances of offers to repurchase debt securities that we may be obligated to make following certain change in control developments affecting Group and certain of its subsidiaries;

•	customer, vendor, carrier and third-party responses to our completed Reorganization;

•	changes in business conditions causing changes in the business direction and strategy by management;

•	heightened competitive pricing and bundling pressures in the markets in which we operate;

•	the ability to service substantial indebtedness;

•	accelerated decrease in minutes of use on wireline phones;

•	fluctuations in the exchange rates of currencies, particularly of the USD relative to foreign currencies of the countries where we conduct our foreign operations;

•	adverse interest rate developments affecting our variable interest rate debt;

•

difficulty in maintaining or increasing customer revenues and margins through our product initiatives and bundled service offerings, and difficulties in migrating and provisioning broadband and local customers to digital subscriber line (DSL) networks;

•	inadequate financial resources to promote and to market product initiatives, whether due to acceptances of Excess Cash Flow Offers or otherwise;

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

Foreign currency can have a major impact on our financial results. Currently about 82% of our net revenue is derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, and USD/EUR. Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions.

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

In the year ended December 31, 2009, as compared to the year ended December 31, 2008, the USD was stronger on average as compared to the AUD, CAD, and GBP; and weaker on average to the EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (5)%, (7)%, 24% and 7% in local currency compared to the year ended December 31, 2008, but increased (decreased) (12)%, (14)%, 6% and 2% in USD, respectively.

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

Interest rates—The Senior Secured Notes and Senior Subordinated Secured Notes are at a fixed interest rate of 13.00% and 14.25%, respectively. We are exposed to interest rate risk as debt refinancing may be required. Our primary exposure to market risk stems from fluctuations in interest rates.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the year ended December 31, 2009 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our Senior Secured Notes, Senior Subordinated Secured Notes, leased fiber capacity, and other long-term obligations in effect at December 31, 2009.

	Year of Maturity
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Fixed Rate	$4,472	$1,142	$307	$123,566	$28	$130,005	$259,519	$250,729
Average Interest Rate	12.4%	10.8%	8.8%	14.2%	4.0%	13.0%	13.6%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Internal Control Over Financial Reporting.

As part of our compliance efforts relative to Section 404 of Sarbanes-Oxley Act of 2002, management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management identified a material weakness in our internal controls over accounting for foreign currency transaction gain (loss) on inter-company balances. In March 2010, the Company determined that an error existed related to accounting for foreign currency transaction gain (loss) on certain inter-company balances. Specifically, this error related to activity in the third quarter 2009 resulting in the Company amending its Form 10-Q for the quarter ended September 30, 2009. Management concluded that, as of December 31, 2009, our internal controls over financial reporting were not effective based on the criteria set forth by COSO.

Management’s report on internal control over financial reporting as of December 31, 2009 appears on page F-2 and is incorporated herein by reference. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control.

Our accounting for income taxes has significant complexity due to the nature of our business, our varied types of refinancing and debt transactions, the significant number of foreign subsidiary legal entities and various tax planning strategies. To address this complexity, on May 27, 2009, we re-hired our former Corporate Tax Director to provide oversight of the domestic, foreign and consolidated income tax responsibilities and on July 6, 2009 a new Manager of Taxation in our Canadian operating unit. Our Corporate Tax Director originally held this position from October 1, 2007—September 5, 2008. Additionally, we established procedures for foreign finance personnel to communicate regularly any tax concerns with the Corporate Tax Director, we purchased and implemented tax provision software and we developed quarterly tax documentation formats. We believe that the personnel hired have the appropriate knowledge, experience and skills related to accounting for income taxes and we have implemented and maintained the proper controls over accounting for income taxes. As a result of these changes in control, our management concluded as of December 31, 2009 that the controls surrounding accounting for income taxes are effective. See Item 1A, “Risk Factors; Risks Associated with our Financial Statements.”

As a result of the Company’s determination that the controls in place over the process of translating certain inter-company balances did not operate effectively as of December 31, 2009, the Company has designed new procedures and is implementing new controls to address the control failure that occurred, including: (a) performing additional recalculations and analysis of the foreign currency transaction gain (loss) recorded on inter-company balances; (b) implementing an improved process for assessing the reasonableness of foreign currency transaction gain (loss) recorded on these inter-company balances; and (c) confirming inter-company settlements related to these balances at a transactional level. Management believes that these corrective actions, taken as a whole, will successfully mitigate the material weakness described above, and the Company will continue to perform the enhanced procedures as part of the normal accounting process.

Other than the changes in accounting for income taxes and foreign currency transactions noted above, there have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls over financial reporting, that occurred during the year ended December 31, 2009, that have materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain of the information required by Part III will be provided in our definitive proxy statement for our 2010 annual meeting of stockholders, which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2010 (“2010 Proxy Statement”), and is incorporated herein by this reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors is set forth under the caption entitled “Election of Directors” in our 2010 Proxy Statement and is incorporated herein by reference. Information relating to our executive officers is set forth in our 2010 Proxy Statement under the caption “Executive Officers, Directors and Key Employees” and is incorporated herein by reference.

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

The information regarding compensation of our officers and directors is set forth under the caption entitled “Executive Compensation” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of certain of our securities is set forth under the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with us is set forth under the caption entitled “Certain Relationships and Related Transactions” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees paid by us to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (in thousands):

	2009	2008
Audit fees (a)	$4,432.8	$2,902.5
Audit-related fees	63.9	—
Tax fees (b)	595.7	629.4
All other fees (c)	40.3	9.9

Total	$5,132.7	$3,541.8

(a)	Fees for audit services include audit of annual financial statements, as required by the Sarbanes-Oxley Act of 2002, Section 404, reviews of quarterly financial statements, statutory and regulatory audits, comfort letters, consents and other matters related to SEC filings.
(b)	Fees for tax services include corporate tax compliance and tax planning and advice.
(c)	Fees for other services include fees billed for permitted non-audit services.

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

Pre-Approval Policy

The services performed by the independent registered public accounting firm in 2009 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 4, 2004 meeting, as amended at its February 9, 2005 meeting. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform.

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

b) Exhibit listing

Exhibit Number	Description
2.1[1]	Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors, as filed by the Debtors with the Bankruptcy Court on June 12, 2009.

3.1[2]	Second Amended and Restated Certificate of Incorporation of Primus Telecommunications Group, Incorporated

3.2[2]	Amended and Restated By-Laws of Primus Telecommunications Group, Incorporated

4.1[3]	Class A Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent

4.2[3]	Class B Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent

4.3[3]	Contingent Value Rights Distribution Agreement of Primus Telecommunications Group, Incorporated

4.4[4]	Indenture, dated as of December 22, 2009, by and among Primus Telecommunications Holding, Inc., Primus Telecommunications Canada Inc., the Guarantors party thereto, The Bank of New York Mellon, as Trustee, U.S. Bank National Association, as U.S. Collateral Trustee, and Computershare Trust Company of Canada, as Canadian Collateral Trustee, relating to Units, each Unit comprised of $653.85 principal amount of 13% Senior Secured Notes due 2016 issued by Primus Telecommunications Holding, Inc. (the “13% Holding Notes”) and $346.15 principal amount of 13% Senior Secured Notes due 2016 issued by Primus Telecommunications Canada Inc. (the “13% Canadian Notes”).

4.5[4]	Form of Unit comprised of $653.85 principal amount of 13% Senior Secured Notes due 2016 issued by Primus Telecommunications Holding, Inc. and $346.15 principal amount of 13% Senior Secured Notes due 2016 issued by Primus Telecommunications Canada Inc. (included in Exhibit 4.1).

4.6[4]	Form of 13% Senior Secured Note due 2016 issued by Primus Telecommunications Holding, Inc. (included in Exhibit 4.4).

4.7[4]	Form of 13% Senior Secured Notes due 2016 issued by Primus Telecommunications Canada Inc. (included in Exhibit 4.4).

4.8[3]	Specimen of Common Stock

4.9[3]	Supplemental Indenture, dated as of July 1, 2009, by and among Primus Telecommunications IHC, Inc., the Guarantors thereto and U.S. Bank National Association, as Trustee

Exhibit Number	Description
4.10[5]	Intercreditor Agreement, dated as of February 26, 2007 (as amended), by and among Primus Telecommunications IHC, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., and the parties thereto

4.11[5]	Collateral Agreement pursuant to the 14 1/4% Notes Indenture, dated as of February 26, 2007 (as amended), by and among Primus Telecommunications IHC, Inc., and the parties thereto

4.12*	Collateral Agreement, dated as of December 22, 2009, made by Primus Telecommunications Holding, Inc. and certain of its Affiliates in favor of U.S. Bank National Association, as Collateral Trustee in respect of the 13% Holding Notes

4.13*	Canadian Collateral Agreement, dated as of December 22, 2009, made by Primus Telecommunications Canada Inc. and certain of its Affiliates in favor of Computershare Trust Company of Canada, as Canadian Collateral Trustee in respect of the 13% Canadian Notes

4.14*	New Debt Notice and Joinder Agreement, dated as of December 22, 2009

10.1[3]	Separation Agreement by and between John F. DePodesta and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.2[3]	Separation Agreement by and between Thomas R. Kloster and Primus Telecommunications, Inc., dated as of July 1, 2009

10.3[3]	Primus Telecommunications Group, Incorporated Management Compensation Plan

10.4[3]	Form of Restricted Stock Unit Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.5[3]	Form of Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.6[3]	Form of Performance Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated, dated as of July 1, 2009

10.7[6]	Employment Agreement, dated April 26, 2007, between Primus Telecommunications Group, Incorporated and K. Paul Singh

10.8[7]	401(k) Plan, as amended

12.1*	Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31*	Certifications.

32[8]	Certification.

[1]	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on June 15, 2009.
[2]	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A, filed with the Commission on July 1, 2009.
[3]	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on July 1, 2009.
[4]	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on December 24, 2009.
[5]	Incorporated by reference to the Registrant’s Form 8-K/A dated March 16, 2007.
[6]	Incorporated by reference to the Registrant’s incorporated by reference to Registrant’s annual report on Form 10-K for the year ended December 31, 2007.
[7]	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (No. 333-35005) and as amended on Post Effective Amendment No. 1 to Form S-8 filed with the SEC on March 26, 2003.

[8]

Furnished Herewith. This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 5, 2010.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

By:	/s/ K. PAUL SINGH
K. Paul Singh Chairman of the Board, President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Paul Singh, Thomas R. Kloster and James C. Keeley, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 2009, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ K. PAUL SINGH K. Paul Singh	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	April 5, 2010

/s/ THOMAS R. KLOSTER Thomas R. Kloster	Chief Financial Officer (Principal Financial Officer)	April 5, 2010

/s/ JAMES C. KEELEY James C. Keeley	Vice President, Corporate Controller (Principal Accounting Officer)	April 5, 2010

/s/ PETER D. AQUINO Peter D. Aquino	Director	April 5, 2010

/s/ JOHN B. SPIRTOS John B. Spirtos	Director	April 5, 2010

/s/ NEIL S. SUBIN Neil S. Subin	Director	April 5, 2010

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Management’s Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Financial Statements:
Consolidated Statements of Operations for the six months ended December 31, 2009, and July 1, 2009, and for the years ended December 31, 2008 and 2007	F-4
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended December 31, 2009, and July 1, 2009, and for the years ended December 31, 2008 and 2007	F-6
Consolidated Statements of Cash Flows for the six months ended December 31, 2009, and July 1, 2009, and for the years ended December 31, 2008 and 2007	F-7
Consolidated Statements of Comprehensive Income (Loss) for the six months ended December 31, 2009, and July 1, 2009, and for the years ended December 31, 2008 and 2007	F-8
Notes to Consolidated Financial Statements	F-9
Consolidated Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts	S-1

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concludes that Primus did not maintain effective internal control over financial reporting as of December 31, 2009, due to the material weakness in the Company’s internal control over accounting for foreign currency translation gain (loss) (details provided in Item 9A, Controls and Procedures of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009). This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ K. PAUL SINGH	April 5, 2010
K. Paul Singh Chairman, President and Chief Executive Officer and Director

/s/ THOMAS R. KLOSTER	April 5, 2010
Thomas R. Kloster Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated and subsidiaries

McLean, VA

We have audited the accompanying consolidated balance sheet of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” and “Successor”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive income (loss) for the six months ended December 31, 2009. We have also audited the accompanying balance sheet of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” and “Predecessor”) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows and comprehensive income (loss) for the six months ended July 1, 2009 and for the years ended December 31, 2008 and 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor as of December 31, 2009 and the results of its operations and its cash flows for the six months ended December 31, 2009 and the financial position of the Predecessor as of December 31, 2008 and the results of its operations and its cash flows for the six months ended July 1, 2009 and for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 4 to the consolidated financial statements, during 2009 the Company and certain subsidiaries filed for reorganization under Chapter 11 of the United States bankruptcy code, and emerged from bankruptcy under a plan of reorganization. As a consequence, the Company adopted fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) No. 852, Reorganizations.

As discussed in Notes 3 and 8 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions to conform to ASC No. 740, Income Taxes (formerly Financial Accounting Standards Board Interpretation No. 48).

/s/ Deloitte & Touche LLP

McLean, Virginia

April 5, 2010

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Successor	Predecessor
	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
NET REVENUE	$424,334	$391,216	$895,863	$896,029
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	278,417	255,288	569,865	551,303
Selling, general and administrative	102,911	95,836	260,430	281,010
Depreciation and amortization	39,530	12,346	32,791	30,529
(Gain) loss on sale or disposal of assets	181	(43)	(6,028)	1,463

Total operating expenses	421,039	363,427	857,058	864,305

INCOME FROM OPERATIONS	3,295	27,789	38,805	31,724
INTEREST EXPENSE	(17,323)	(14,135)	(53,888)	(61,347)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(3)	189	583	(449)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(4,146)	—	36,872	(7,652)
LOSS FROM CONTINGENT VALUE RIGHTS VALUATION	(2,804)	—	—	—
INTEREST AND OTHER INCOME	564	396	3,279	5,665
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	18,384	21,121	(47,563)	32,699

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(2,033)	35,360	(21,912)	640
REORGANIZATION ITEMS, net	(562)	440,094	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,595)	475,454	(21,912)	640
INCOME TAX BENEFIT (EXPENSE)	10,041	(3,907)	366	9,232

INCOME (LOSS) FROM CONTINUING OPERATIONS	7,446	471,547	(21,546)	9,872
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(271)	(676)	(326)	(268)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	(110)	251	—	6,132

NET INCOME (LOSS)	7,065	471,122	(21,872)	15,736
Less: Net (income) loss attributable to the noncontrolling interest	(333)	32	(3,159)	—

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$6,732	$471,154	$(25,031)	$15,736

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.74	$3.30	$(0.17)	$0.07
Loss from discontinued operations	(0.03)	(0.00)	(0.01)	(0.00)
Gain (loss) from sale of discontinued operations	(0.01)	0.00	—	0.05

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$0.70	$3.30	$(0.18)	$0.12

DILUTED LOSS PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$0.73	$2.72	$(0.17)	$0.06
Loss from discontinued operations	(0.03)	(0.00)	(0.01)	(0.00)
Gain (loss) from sale of discontinued operations	(0.01)	0.00	—	0.03

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$0.69	$2.72	$(0.18)	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,600	142,695	142,643	128,771

Diluted	9,800	173,117	142,643	196,470

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$7,113	$471,579	$(24,705)	$9,872
Loss from discontinued operations	(271)	(676)	(326)	(268)
Gain (loss) from sale of discontinued operations	(110)	251	—	6,132

Net income (loss)	$6,732	$471,154	$(25,031)	$15,736

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	Successor	Predecessor
	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,538	$37,000
Accounts receivable (net of allowance for doubtful accounts receivable of $8,163 and $9,710)	89,342	99,483
Prepaid expenses and other current assets	15,147	15,846

Total current assets	147,027	152,329
RESTRICTED CASH	10,438	8,133
PROPERTY AND EQUIPMENT—Net	147,606	112,152
GOODWILL	64,220	32,688
OTHER INTANGIBLE ASSETS—Net	178,807	746
OTHER ASSETS	10,816	24,396

TOTAL ASSETS	$558,914	$330,444

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$45,819	$58,671
Accrued interconnection costs	37,561	41,422
Deferred revenue	13,882	13,303
Accrued expenses and other current liabilities	49,704	42,440
Accrued income taxes	10,629	18,213
Accrued interest	1,985	10,248
Current portion of long-term obligations	4,274	564,797

Total current liabilities	163,854	749,094
LONG-TERM OBLIGATIONS	253,242	40,040
DEFERRED TAX LIABILITY	36,052	—
OTHER LIABILITIES	5,857	35

Total liabilities	459,005	789,169
COMMITMENTS AND CONTINGENCIES (See Note 10.)

STOCKHOLDERS’ EQUITY (DEFICIT):
Predecessor Preferred stock: Not Designated, $0.01 par value—1,410,050 shares authorized; none issued and outstanding; Series A and B, $0.01 par value—485,000 shares authorized; none issued and outstanding; Series C, $0.01 par value—559,950 shares authorized; none issued and outstanding	—	—
Predecessor Common stock, $0.01 par value—300,000,000 shares authorized; 142,695,390 shares issued and outstanding	—	1,427
Successor Preferred stock, $0.001 par value—20,000,000 shares authorized; none issued or outstanding	—	—
Successor Common stock, $0.001 par value—80,000,000 shares authorized; 9,600,000 shares issued or outstanding	10	—
Additional paid-in capital	85,533	718,956
Accumulated earnings (deficit)	6,732	(1,099,809)
Accumulated other comprehensive income (loss)	4,064	(82,113)

Total stockholders’ equity (deficit) before noncontrolling interest	96,339	(461,539)

Noncontrolling interest	3,570	2,814

Total stockholders’ equity (deficit)	99,909	(458,725)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$558,914	$330,444

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	PREDECESSOR
	Common Stock		Additional Paid- In-Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Stockholders’ Equity (Deficit)
	Common Shares	Common Stock
BALANCE AS OF JANUARY 1, 2007	113,849	$1,138	$692,941	$(1,082,853)	$(79,481)	$43	$(468,212)
Common shares issued in private equity offering	22,500	225	19,124	—	—	—	19,349
Offering cost for sale of stock	—	—	(179)	—	—	—	(179)
Common shares issued for compensation	284	3	(3)	—	—	—	—
Common shares issued in exchange for the Company’s debentures	6,000	60	6,566	—	—	—	6,626
Share based compensation expense	—	—	246	—	—	—	246
Adjustment from implementation of FIN No. 48	—	—	—	(7,661)	—	—	(7,661)
Foreign currency translation adjustment	—	—	—	—	(13,402)	8	(13,394)
Net Income (Loss)	—	—	—	15,736	—	—	15,736

BALANCE AS OF DECEMBER 31, 2007	142,633	1,426	718,695	(1,074,778)	(92,883)	51	(447,489)
Common shares issued for restricted stock units	62	1	(1)	—	—	—	—
Share based compensation expense	—	—	262	—	—	—	262
Foreign currency translation adjustment	—	—	—	—	10,770	(396)	10,374
Net Income (Loss)	—	—	—	(25,031)	—	3,159	(21,872)

BALANCE AS OF DECEMBER 31, 2008	142,695	1,427	718,956	(1,099,809)	(82,113)	2,814	(458,725)
Share based compensation expense	—	—	27	—	—	—	27
Foreign currency translation adjustment	—	—	—	—	(7,103)	149	(6,954)
Net Income (Loss)	—	—	—	39,357	—	(32)	39,325

BALANCE AS OF JUNE 30, 2009	142,695	1,427	718,983	(1,060,452)	(89,216)	2,931	(426,327)
Plan of Reorganization and fresh-start adjustments	(133,095)	(1,417)	(634,601)	1,060,452	89,216	—	513,650

BALANCE AS OF JULY 1, 2009	9,600	10	84,382	—	—	2,931	87,323

	SUCCESSOR
BALANCE AS OF JULY 1, 2009	9,600	10	84,382	—	—	2,931	87,323
Share based compensation expense	—	—	1,151	—	—	—	1,151
Foreign currency translation adjustment	—	—	—	—	4,064	306	4,370
Net Income	—	—	—	6,732	—	333	7,065

BALANCE AS OF DECEMBER 31, 2009	9,600	$10	$85,533	$6,732	$4,064	$3,570	$99,909

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,065	$471,122	$(21,872)	$15,736
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	562	(440,094)	—	—
Provision for doubtful accounts receivable	5,014	5,140	11,940	10,493
Stock compensation expense	1,151	27	262	246
Depreciation and amortization	39,530	12,346	32,798	30,594
(Gain) loss on sale or disposal of assets	291	(294)	(6,028)	(4,668)
Accretion (amortization) of debt premium/discount, net	3	(189)	(583)	449
Change in fair value of Contingent Value Rights	2,804	—	—	—
Deferred income taxes	(3,891)	—	5,838	(12,463)
(Gain) loss on early extinguishment of debt	2,189	—	(36,872)	7,652
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(20,476)	(20,702)	48,588	(34,862)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	4,721	7,798	(15,658)	5,275
(Increase) decrease in prepaid expenses and other current assets	1,880	461	10,191	(1,556)
Decrease in other assets	1,801	2,454	1,877	2,309
Decrease in accounts payable	(7,680)	(12,794)	(5,930)	(2,652)
Increase (decrease) in accrued interconnection costs	(2,478)	(5,361)	2,243	(6,244)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(3,921)	1,313	(5,640)	(2,029)
Increase (decrease) in accrued income taxes	(11,080)	2,113	(10,625)	4,352
Increase (decrease) in accrued interest	1,965	(1,600)	(1,750)	(1,165)

Net cash provided by operating activities before cash reorganization items	19,450	21,740	8,779	11,467
Cash effect of reorganization items	(7,615)	(4,595)	—	—

Net cash provided by operating activities	11,835	17,145	8,779	11,467
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,396)	(5,660)	(25,441)	(44,745)
Sale of property and equipment and intangible assets	12	179	5,756	—
Cash from disposition of business, net of cash disposed	(110)	232	1,676	6,140
Cash used in business acquisitions, net of cash acquired	—	(199)	(583)	(200)
Increase in restricted cash	(19)	(146)	(102)	(668)

Net cash used in investing activities	(9,513)	(5,594)	(18,694)	(39,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	—	—	(11,534)	—
Proceeds from issuance of long-term obligations	128,063	—	—	109,275
Deferred financing costs	(4,569)	—	—	(6,570)
Principal payments on long-term obligations	(127,871)	(8,292)	(16,545)	(80,415)
Proceeds from sale of common stock, net of issuance costs	—	—	—	19,170

Net cash provided by (used in) financing activities	(4,377)	(8,292)	(28,079)	41,460

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,132	1,202	(6,288)	3,511

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,077	4,461	(44,282)	16,965
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,461	37,000	81,282	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,538	$41,461	$37,000	$81,282

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,609	$14,909	$53,442	$59,933
Cash paid for taxes	$3,018	$962	$1,908	$1,056
Non-cash investing and financing activities:
Capital lease additions	$409	$1,882	$775	$2,418
Accrued deferred financing costs	$1,741	$—	$—	$—
Leased fiber capacity additions	$—	$—	$—	$1,786
Property and equipment, accrued in current liabilities	$—	$—	$—	$883
Settlement of outstanding debt with issuance of common stock	$—	$—	$—	$6,626
Settlement of outstanding debt with issuance of new senior secured debt	$—	$—	$(133,159)	$—
Issuance of new senior secured debt in exchange for outstanding debt	$—	$—	$88,794	$—
Business disposition proceeds in note receivable	$—	$—	$—	$845
Business acquisition financed with note payable	$—	$—	$247	$—

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Successor	Predecessor
	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
NET INCOME (LOSS)	$7,065	$471,122	$(21,872)	$15,736

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	4,370	(6,954)	10,374	(13,394)
Fresh-start adjustment	—	89,216	—	—

COMPREHENSIVE INCOME (LOSS)	11,435	553,384	(11,498)	2,342
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(639)	(117)	(2,763)	(8)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$10,796	$553,267	$(14,261)	$2,334

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Primus Telecommunications Group, Incorporated, (“Primus” or the “Company”) is a facilities based telecommunications services provider offering a portfolio of international and domestic voice, wireless, Internet, voice-over-Internet protocol (VOIP), data and data center services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada, Brazil, the United Kingdom and western Europe. The Company’s focus is to service the demand for high quality, competitively priced communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of broadband, Internet, VOIP, wireless and data traffic.

The Company targets customers with significant telecommunications needs, including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers. The Company provides services over its global network, which consists of:

•	10 data centers in 8 cities in Canada, Australia and Brazil;

•

18 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct the voice traffic across the network), internet routers and media gateways in the United States, Canada, Europe and the Asia-Pacific region;

•

approximately 500 interconnection points to the Company’s network, or points of presence (POPs), which includes digital subscriber line access (DSLAM), which is equipment that allows digital traffic to flow over copper wiring, within its service regions and other markets;

•	undersea and land-based fiber optic transmission line systems that the Company owns or leases and that carry voice and data traffic across the network;

•	a global network that use a high-bandwidth network standard (asynchronous transfer mode) and Internet-based protocol (ATM+IP); and

•	a global VOIP network is based on routers and gateways with an open network architecture which connects the Company’s partners in over 150 countries.

The Company is incorporated in the state of Delaware and operates as a holding company of wholly-owned operating subsidiaries primarily in the United States, Canada, Australia, Brazil, the United Kingdom and western Europe.

2. EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

	Predecessor	Plan of Reorganization Adjustments	Successor
Long-Term Obligations
Obligations under capital leases and other	$5,056	$—	$5,056
Leased fiber capacity	2,531	—	2,531
Senior secured term loan facility	95,750	—	95,750
Canadian credit facility	29,500	—	29,500
Senior subordinated secured notes	—	123,472	123,472

Subtotal	132,837	123,472	256,309
Less: Current portion of long-term obligations	(107,097)	91,100	(15,997)

Total long-term obligations	$25,740	$214,572	$240,312

Liabilities Subject to Compromise
Senior secured notes	$173,157	$(173,157)	$—
Senior notes	200,186	(200,186)	—
Exchangeable senior notes	23,369	(23,369)	—
Convertible senior notes	34,200	(34,200)	—
Step up convertible subordinated debentures	8,641	(8,641)	—
Accrued interest	11,497	(11,497)	—

Total liabilities subject to compromise	$451,050	$(451,050)	$—

In December 2009, the Company issued $130.0 million principal amount of 13% Senior Secured Notes due 2016 subject to certain conditions. The proceeds from the issuance were used to retire the Senior Secured Term Loan Facility and the Canadian Credit Facility. See “Note 6—Goodwill and Other Intangible Assetes,” for further detail.

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

The Company recorded $1.0 million of equity related to the issuance of the warrants.

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

Due to the nature of CVR, the Company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging”, as well as related interpretations of these standards. The Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and will adjust the liability to its estimated fair value. The change in value is reflected in our Statements of Operations as other income (expense). The Company recognized $2.8 million of expense during the six months ended December 31, 2009 (the “Successor Period”).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 45.6% of Globility Communications Corporations (GCC) through direct and indirect ownership structures. The results of GCC and its subsidiary are consolidated with the Company’s results based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810 “Consolidation.” All intercompany profits, transactions and balances have been eliminated in consolidation.

In December 2007, the FASB issued ASC 810 (formerly SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“ASC 810”). ASC 810 amends ARB 51 to establish new standards that will govern the accounting and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, ASC 810 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; and, (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. ASC 810 is effective for financial statements issued for fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. Implementation of the standard did not have a material effect on the Company’s results from operations or financial position.

Discontinued Operations—In the first quarter of 2009, the Company sold certain assets of its Japan retail operations. The Company intended and had the authority to sell certain assets of its Japan retail operations since the fourth quarter of 2008, and therefore, reported this unit as discontinued operations. In the second quarter 2008, the Company intended and had the authority to sell certain assets of its German retail operations, and therefore, reported this unit as discontinued operations. In March 2008, the Company sold its minority equity interest in Bekkoame Internet, Inc. (“Bekko”). The Company used the equity method of accounting for its investment in Bekko.

Reorganization Costs—In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No. 852, “Reorganizations,” for periods including and subsequent to the filing of the Chapter 11 petition through the bankruptcy emergence date of July 1, 2009, all revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization were reported separately as reorganization items, net, in the Consolidated Statements of Operations. Net cash used for reorganization items was disclosed separately in the Consolidated Statements of Cash Flows.

Fresh Start—As of July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC No. 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. The consolidated statements of operations, comprehensive income (loss) and any references to “Successor” or “Successor Company” for the six months ended December 31, 2009, show the operations of the reorganized Company from and including July 1, 2009, the Effective Date, through December 31, 2009. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009, except for Predecessor’s July 1, 2009 statements of operations and comprehensive income (loss), which reflect only the effect of the plan adjustments and fresh-start accounting as of such date and do not reflect any operating results. See “Note 4—Fresh Start Accounting,” for further details.

Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long distance traffic, data and Internet traffic, and also from the provision of hosting, local and wireless services.

For certain voice services, net revenue is earned based on the number of minutes during a call and is recorded upon completion of a call. Revenue for a period is calculated from information received through the Company’s network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides the Company the ability to do a timely and accurate analysis of revenue earned in a period. Separate prepaid services software is used to track additional information related to prepaid service usage such as activation date, monthly usage amounts and expiration date. Revenue on these prepaid services is recognized as service is provided until expiration, when all unused minutes, which are no longer available to the customers, are recognized as revenue.

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

A portion of revenue, representing less than 1% of total revenue, is earned from the sale of wireless handsets and VOIP routers. The Company applies the provisions of ASC 605-25, “Revenue Recognition—Multiple Element Arrangements,” which provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company has concluded to account for the sale of wireless handsets and VOIP routers and the related cost of handset and router revenues as a separate unit of accounting when title to the handset or router passes to the customer. Revenue recognized is the portion of the activation fees allocated to the router or handset unit of accounting in the statement of operations when title to the router or handset passes to the customer. The Company defers the portion of the activation fees allocated to the service unit of accounting, and recognizes such deferred fees on a straight-line basis over the contract life in the statement of operations.

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

Income Taxes—The Company recognizes income tax expense for financial reporting purposes following the asset and liability approach for computing deferred income taxes. Under this method, the deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. On January 1, 2007, the Company adopted the uncertain tax position-related provisions of ASC No 740 “Income Taxes” (formerly FIN No. 48, “Accounting for Uncertainty in Income Taxes”). These provisions clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with ASC No. 740.

Foreign Currency Translation—The assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rates in effect on the reporting date. The net effect of such translation gains and losses are reflected within accumulated other comprehensive income (loss) in the stockholders’ equity (deficit) section of the balance sheet. Income and expenses are translated at the average exchange rate during the period.

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

Advertising Costs—In accordance with ASC No. 720-35, “Other Expenses—Advertising,” costs for advertising are expensed as incurred. Advertising expense for the six months ended December 31, 2009, and July 1, 2009 and for the years ended December 31, 2008 and 2007 was $8.8 million, $5.6 million, $18.0 million and $21.5 million, respectively.

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

Goodwill and Other Intangible Assets—Under ASC No. 350 (“ASC 350”), “Intangibles—Goodwill and Other,” goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their useful lives and are subject to the provisions of ASC No. 360, “Property, Plant and Equipment.”

Goodwill impairment is tested annually (October 1 for the Company) using a two-step process that begins with an estimation of the fair value of each reporting unit. The first step is a screen for potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined, that is through an allocation of the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

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

Intangible assets not subject to amortization consist of trade names. Such indefinite lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value an impairment loss shall be recognized in an amount equal to the excess.

Intangible assets subject to amortization consist of certain trade names and customer relationships. These finite lived intangible assets are amortized based on their useful lives. Such assets are subject to the impairment provisions of ASC No. 360, wherein impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded if after determining that it is not recoverable, the carrying amount exceeds the fair value of the asset.

Valuation of Long-Lived Assets—The Company reviews long-lived assets whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In making such evaluations, the Company compares the expected undiscounted future cash flows to the carrying amount of the assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company is required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and carrying value of the assets.

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

The Company makes assumptions about the remaining useful life of its long-lived assets. The assumptions are based on the average life of its historical capital asset additions, its historical asset purchase trend and that its primary assets, its network switches, have an 8-year life. Because of the nature of its industry, the Company also assumes that the technology changes in the industry render all equipment obsolete with no salvage value after their useful lives. In certain circumstances in which the underlying assets could be leased for an additional period of time, the Company includes such estimated cash flows in its estimate.

The estimate of the appropriate discount rate to be used to apply the present value technique in determining fair value was the Company’s weighted average cost of capital which is based on the effective rate of its long-term debt obligations at the current market values as well as the current volatility and trading value of the Company’s common stock.

Deferred Financing Costs—Deferred financing costs incurred in connection with financing arrangements are reflected within other assets and are amortized over the life of the respective financing arrangements using the effective interest method. As the Company completes debt transactions, corresponding amounts of deferred financing costs are written-off in determining the gain or loss on early extinguishment or restructuring of debt.

Derivative Instruments—In March 2007, the Company entered into a Senior Secured Credit Agreement (“Canadian Credit Facility”) with a financial institution, to refinance a Canadian credit facility. The Canadian Credit Facility provided for a $35.0 million non-amortizing loan bearing interest at a rate of LIBOR plus 425 basis points and maturing in 2012. In October 2007, the Company entered into a cross-currency principal and interest rate swap agreement, which fixed the interest rate at 9.21% starting from October 31, 2007. The Canadian Credit Facility required that the Company, at all times that the loan amounts were outstanding, maintain a hedging agreement to hedge the full amount of its currency rate exposures with respect to the aggregate principal amount outstanding under this Canadian Credit Facility at any time. The cross-currency principal and interest rate swap agreement’s counter party was Lehman Brothers Special Financing, Inc. (“Lehman SFI”). Lehman SFI entered into bankruptcy in early October 2008 following its ultimate parent entering bankruptcy in mid-September 2008. The Company had an outstanding cross-currency principal and interest rate agreement with Lehman Brothers SFI, who entered bankruptcy in October 2008 and ceased performing on the agreement. The Company estimated the value of the cross-currency principal and interest rate agreement to be zero, requiring a write-off of $1.2 million in the third quarter of 2008. Despite the counterparty to the swap agreement entering bankruptcy in October 2008, management believed no breach or event of default had occurred in relation to the Canadian Credit Facility. As of March 10, 2009, under the Waiver and Amendment Agreement described below in “Note 7—Long-Term Obligations,” the Lenders under the Canadian Credit Facility waived any such possible breach or event of default. The Company has estimated the fair value of the outstanding swap agreement with Lehman Brothers Special Financing, Inc. to be zero at December 31, 2009, 2008 and December 31, 2007. In December 2009 the Canadian Credit facility was retired in full.

Stock-Based Compensation—The Company accounts for stock-based compensation under ASC No. 718, “Stock Compensation”, (former SFAS No. 123(R), “Share-Based Payments”), which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options and restricted stock units. ASC No. 718 generally requires that stock-based compensation be accounted for using a fair-value based method. The Company elected the modified prospective transition method which requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. The Company issues new shares of common stock upon the exercise of stock options.

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid in capital (“APIC”) pool related to the tax effects of share-based compensation and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of share-based award that were fully vested and outstanding upon the adoption of ASC No. 718.

The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under ASC No. 718. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. Because of the short trading history of the Company’s new Common Stock, the Company calculates the expected volatility by averaging the historical volatility of the Company’s New Common Stock price and the historical volatility of the stock price of a peer group in the telecommunications industry with similar market capitalization. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

The weighted average fair value at date of grant for options granted during the six month period ended December 31, 2009 was $4.00 dollars. Options granted prior to July 1, 2009 were cancelled in conjunction with the cancellation of the Company’s Old Common Stock pursuant to the terms of our Plan of Reorganization and we have no continuing obligations with respect to the options issued prior to July 1, 2009. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Successor	Predecessor
	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected stock price volatility	42%	96%	95%
Risk-free interest rate	2%	2.3%	4.6%
Expected option term	4 years	4 years	4 years

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of embedded derivatives, market assumptions used in estimating the fair values of certain assets and liabilities such as marketable securities and long-term obligations, the calculation used in determining the fair value of the Company’s stock options required by ASC No. 718, various tax contingencies, asset impairment write-downs, and fair values of assets and liabilities in connection with fresh-start accounting.

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

Income (Loss) Per Common Share—Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock and related income. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, restricted stock units, warrants and convertible debt securities.

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

Effective January 1, 2009, the Company adopted ASC No. 810, “Consolidation.” Reconciliations at the beginning and the end of the period of the total equity, equity attributable to the Company and equity attributable to the noncontrolling interest for Successor’s six months ended December 31, 2009 and Predecessor’s six months ended July 1, 2009 and year ended December 2008 are included in the Company’s consolidated statement of stockholders’ equity (deficit).

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

Effective January 1, 2009, the Company adopted ASC No. 805, “Business Combinations.” ASC No. 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The Company applied this standard on July 1, 2009 to the Fresh Start Balance Sheet, (See Note 4 “Fresh Start Accounting,” for further detail).

In February 2008, the FASB issued ASC No. 820, “Fair Value Measurements.” The provisions of ASC No. 820 provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have a material impact on the Company’s financial statements. ASC No. 820 delayed the effective date for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until financial years beginning after November 15, 2008, and changed the scope of ASC No. 820. On January 1, 2009, the Company adopted the remaining provisions of ASC No. 820 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The provisions adopted in the first quarter 2009 were applied by the Company in the fair value measurements as part of the fresh start accounting adoption upon emergence from bankruptcy on July 1, 2009 and the goodwill impairment analysis performed as of October 1, 2009.

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

The Company had a cross-currency principal and interest rate agreement with Lehman Brothers Special Financing, Inc., who entered bankruptcy in October 2008 and ceased performing on the agreement. The Company estimated the value to be zero, requiring a write-off of $1.2 million in 2008, and moved the instrument from Level 2 to Level 3 because the counter party’s credit risk is not observable.

In March 2008, the FASB issued ASC No. 815, “Derivatives and Hedging.” ASC No. 815 amends and expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of the use of derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. ASC No. 815 is effective for financial statements issued for fiscal years interim periods beginning after November 15, 2008. In addition the Company accounted for the Contingent Value Rights Distribution Agreement in accordance with ASC No. 815, “Derivatives and Hedging” as well as related interpretations of this standard. The change in value of the Contingent Value Rights Distribution Agreement is reflected in our Statements of Operations as other income (expense), (see “Note 2—Emergence from Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code,” for further detail). The adoption of ASC No. 815 on January 1, 2009 did not have a material impact on the Company’s results of operations, financial position and cash flows.

New Accounting Pronouncements

In June 2009, the FASB issued ASC No. 810-10, “Consolidation,” which amends the definition of the primary beneficiary of a variable interest entity and will require the Company to assess each reporting period if any of the Company’s variable interests give it a controlling financial interest in the applicable variable interest entity. The provisions of ASC No. 810-10 will become effective for financial statements issued for fiscal years and interim periods begin after November 15, 2009. The Company is currently evaluating the impact the provisions of ASC No. 810-10 on its financial statements.

In May 2008, the FASB issued ASC No. 470-20, “Debt with Conversion and Other Options.” ASC No. 470-20 requires issuers of convertible debt securities to separate securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. ASC No. 470-20 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. ASC No. 470-20 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC No. 470-20 did not have a material impact on the Company’s results of operations, financial position and cash flows.

In April 2008, the FASB issued ASC No. 852-10, “Reorganizations.” ASC No. 852-10 nullifies certain requirements regarding changes in accounting principles that will be applicable to the financial statements of an entity emerging from bankruptcy. Any changes in accounting principles required within the twelve months following the implementation of fresh start accounting by such an entity are no longer required to be adopted at the time fresh start accounting is implemented. Entities emerging from bankruptcy that implement fresh start accounting should only follow accounting standards in effect at the date fresh start accounting is implemented, including any standards eligible for early adoption.

4. FRESH START ACCOUNTING

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

Fresh-start accounting reflects the value of the Company as determined in the confirmed Plan. Under fresh-start accounting, the Company’s asset values are remeasured and allocated in conformity with ASC No. 805, “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill in the accompanying consolidated balance sheet. Fresh-start accounting also requires that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, should be stated at fair value.

Estimates of fair value included in the Successor Company financial statements, in conformity with ASC No. 820, represent the Company’s best estimates and valuations developed with the assistance of independent appraisers and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with ASC No. 805, the allocation of the reorganization value is subject to additional adjustment until the Company has completed its analysis, but not to exceed one year after emergence from bankruptcy, to provide the Company with the time to complete the valuation of its assets and liabilities. The final determination of the fair value of individual assets and liabilities and the final allocation of the reorganization value may differ from the amounts included in the consolidated financial statements and there can be no assurance that such adjustments will not be material.

The following fresh-start Consolidated Condensed Balance Sheet presents the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start accounting. The effect of the consummation of the transactions contemplated in the Plan includes the settlement of liabilities and the issuance of common stock as described in more detail in “Note 2—Emergence from Reorganization Under Chapter 11of the Bankruptcy Code.”

The effects of the Plan and fresh-start reporting on the Company’s Consolidated Condensed Balance Sheet are as follows:

	Predecessor					Successor
	July 1, 2009	Plan of Reorganization Adjustments		Fresh-Start Accounting Adjustments		July 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,461	$—		$—		$41,461
Accounts receivable	93,826	—		—		93,826
Prepaid expenses and other current assets	16,955	—		—		16,955

Total current assets	152,242	—		—		152,242
RESTRICTED CASH	9,467	—		—		9,467
PROPERTY AND EQUIPMENT—Net	117,840	—		32,298	d	150,138
GOODWILL	35,351	—		25,947	d, h	61,298
OTHER INTANGIBLE ASSETS—Net	482	—		184,318	d	184,800
OTHER ASSETS	19,155	—		1,461	d, h	20,616

TOTAL ASSETS	$334,537	$—		$244,024		$578,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$50,890	$—		$—		$50,890
Accrued interconnection costs	38,778	—		—		38,778
Deferred revenue	12,322	—		—		12,322
Accrued expenses and other current liabilities	53,982	—		(1,767)	d	52,215
Accrued income taxes	20,986	—		—		20,986
Accrued interest	19	—		—		19
Current portion of long-term obligations	107,097	(91,100)	g	—		15,997

Total current liabilities	284,074	(91,100)		(1,767)		191,207
LONG-TERM OBLIGATIONS	25,740	214,572	e, g	—		240,312
OTHER LIABILITIES	—	2,557	b	57,162	h	59,719

Total liabilities not subject to compromise	309,814	126,029		55,395		491,238
LIABILITIES SUBJECT TO COMPROMISE	451,050	(451,050)	a	—		—

Total Liabilities	760,864	(325,021)		55,395		491,238

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommuncations Group, Incorporated Stockholders’ Equity (Deficit):
Predecessor Common stock, $0.01 par value—300,000,000 shares authorized; 142,695,390 shares issued and outstanding	1,427	(1,427)	c	—		—
Successor Common stock, $0.001 par value—80,000,000 shares authorized; 9,600,000 shares issued or outstanding	—	10	a	—		10
Predecessor Additional paid-in capital	718,983	(1,129)	c, b	(717,854)	f	—
Successor Additional paid-in capital	—	84,382	a	—		84,382
Accumulated income (deficit)	(1,060,452)	243,185	a	817,267	d, f	—
Accumulated other comprehensive income (loss)	(89,216)	—		89,216	f	—

Total Primus Telecommunications Group, Incorporated stockholders’ income (deficit)	(429,258)	325,021		188,629		84,392

Noncontrolling interest	2,931	—		—		2,931

Total stockholders’ income (deficit)	(426,327)	325,021		188,629		87,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$334,537	$—		$244,024		$578,561

Notes to Plan of Reorganization and fresh-start accounting adjustments:

(a)	This adjustment reflects the discharge of $451.1 million of liabilities subject to compromise (see “Liabilities Subject to Compromise” below), of which includes $123.5 million Senior Subordinated Secured Notes reclassed to long-term obligations, in accordance with the terms of the Plan and the issuance of 4.8 million shares of Successor Company common stock to the holders of each of the Senior Subordinated Secured Notes and the Holding Senior Notes.

(b)	To record the issuance of Contingent Value Rights to the holders of the Old Common Stock.

(c)	To record the cancellation of the Old Common Stock.

(d)	To record assets and liabilities at their estimated fair values per fresh-start accounting. These amounts include adjustments to the estimated fair values from what was originally reported in the quarter ending September 30, 2009.

(e)	To reclass Term Loan from current portion of long-term obligations to long-term obligations and record the issuance of the Senior Subordinated Secured Notes.

(f)	To reset additional paid-in capital, accumulated other comprehensive loss and accumulated deficit to zero.

(g)	To reclass long-term portion of the Term Loan to long-term obligations.

(h)	To record the deferred tax attributes related to fresh-start accounting.

In the fourth quarter of 2009, the Company further adjusted the fair value of certain assets and liabilities to reflect the excess of the reorganization value of the Successor over the fair values of tangible and identifiable intangible assets, net of liabilities, from the adoption of fresh start reporting. Property, plant and equipment, net and Other intangibles, net, were reduced by $1.9 million and $3.2 million, respectively; Goodwill and Other assets increased by $1.9 million and $1.3 million, respectively; and Accrued expenses and other current liabilities and Other liabilities were reduced by $1.8 million and $0.1 million, respectively.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Successor	Predecessor
	As of December 31, 2009	As of December 31, 2008
Network equipment	$158,206	$163,475
Furniture and equipment	5,029	6,128
Leasehold Improvements	7,742	5,028
Construction in Progress	2,708	3,682

Subtotal	173,685	178,313
Less: accumulated depreciation	(26,079)	(66,161)

Total property and equipment, net	$147,606	$112,152

Successor

Depreciation and amortization expense for property and equipment for the six months ended December 31, 2009, including equipment under capital leases and vendor financing obligations, was $25.5 million.

At December 31, 2009, total equipment under capital lease and vendor financing obligations consisted of $12.9 million of network and peripheral equipment, with accumulated depreciation of $1.3 million.

Predecessor

Depreciation and amortization expense for property and equipment including equipment under capital leases and vendor financing obligations for the six months ended July 1, 2009 and the years ended December 31, 2008 and 2007 was $11.8 million, $30.8 million and $27.9 million, respectively.

At December 31, 2008, the total equipment under capital lease and vendor financing obligations consisted of $27.3 million of network equipment and $0.2 million of administrative equipment, with accumulated depreciation of $19.1 million and $0.1 million, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill reflects the excess of the reorganization value of Successor over the fair value of tangible and identifiable intangible assets as determined upon the adoption of fresh-start accounting. The Company recorded goodwill of $61.3 million upon emergence from bankruptcy as well as intangible assets of $184.8 million, which includes $81.6 million of indefinite-lived trade names, $99.2 million of amortizable customer relationships, and $4.0 million of amortizable trade names.

The intangible assets not subject to amortization consisted of the following (in thousands):

	Successor	Predecessor
	As of December 31, 2009	As of December 31, 2008
Trade names	$81,372	$—
Goodwill	$64,220	$32,688

The Company allocated goodwill to all of its reporting units as part of fresh-start accounting, excluding the wholesale reporting unit which had nominal value relative to the total value of the Company. The changes in the carrying amount of goodwill and trade names by reporting unit for Successor’s balance as of December 31, 2009 and Predecessor’s balance as of December 31, 2008 are as follows (in thousands):

Goodwill

	Predecessor
	United States	Canada	Australia	Europe	Brazil	Total
Balance as of January 1, 2008	$194,256	$108,151	$32,796	$110,229	$3,935	$449,367
Accumulated impairment losses	(194,256)	(80,864)	(20,157)	(110,229)	(3,727)	(409,233)

Net goodwill	—	27,287	12,639	—	208	40,134
Effect of change in foreign currency exchange rates	—	(5,374)	(2,021)	—	(51)	(7,446)

Balance as of December 31, 2008	$—	$21,913	$10,618	$—	$157	$32,688
Effect of change in foreign currency exchange rates		$1,266	$1,365	$—	$32	$2,663
Fresh-start adjustments	29,960	4,313	(10,437)	2,262	(151)	25,947

Balance as of July 1, 2009	29,960	27,492	1,546	2,262	38	61,298

	Successor
Balance as of July 1, 2009	$29,960	$27,492	$1,546	$2,262	$38	$61,298
Effect of change in foreign currency exchange rates	—	2,793	168	(45)	6	2,922

Balance as of December 31, 2009	$29,960	$30,285	$1,714	$2,217	$44	$64,220

Trade Names

	Predecessor
	United States	Canada	Australia	Europe	Brazil	Total
Fresh-start adjustments	76,200	—	—	5,400	—	81,600

Balance as of July 1, 2009	$76,200	$—	$—	$5,400	$—	$81,600

	Successor
Balance as of July 1, 2009	$76,200	$—	$—	$5,400	$—	$81,600
Effect of change in foreign currency exchange rates				(228)		(228)

Balance as of December 31, 2009	$76,200	$—	$—	$5,172	$—	$81,372

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	Successor			Predecessor
	As of December 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book value	Gross Carrying Amount	Accumulated Amortization	Net Book value
Trade names	$4,057	$(203)	$3,854	$1,665	$(1,575)	$90
Customer relationships	107,612	(14,032)	93,580	3,806	(3,150)	656

Total	$111,669	$(14,235)	$97,434	$5,471	$(4,725)	$746

Successor

Amortization expense for customer lists and other intangible assets for the six months ended December 31, 2009 was $14.0 million. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2010, 2011, 2012, 2013, 2014 and thereafter to be approximately $23.2 million, $18.6 million, $13.1 million, $9.6 million, $7.2 million and $26.1 million, respectively.

The Company tested the intangible assets for impairment as of October 1, 2009 in accordance with the Company’s policy and ASC No. 350. As a result no impairment was recognized. The intangible assets subject to amortization include trade names and customer relationships. The useful lives of the trade names are 10 years; the useful lives of the customer relationships range from 11 to 22 years. The amortizable trade names are amortized using the straight-line method over the 10 year life, and the customer relationships are amortized using the pattern of benefits method over their useful lives, resulting in accelerated amortization in the early periods of the useful life.

Predecessor

Amortization expense for customer lists and other intangible assets for the six months ended June 30, 2009, and the years ended December 31, 2008 and 2007 was $0.5 million, $2.0 million and $2.6 million, respectively.

7. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Obligations under capital leases and other	$3,178	$4,851
Leased fiber capacity	2,809	2,172
Senior secured term loan facility	—	96,250
Canadian credit facility	—	35,000
Senior notes	—	200,186
Senior secured notes	128,057	—
Senior subordinated secured notes	123,472	198,960
Exchangeable senior notes	—	25,122
Convertible senior notes	—	34,006
Step up convertible subordinated debentures	—	8,290

Subtotal	$257,516	604,837
Less: Current portion of long-term obligations	(4,274)	(564,797)

Total long-term obligations	$253,242	$40,040

Successor

The following table reflects the contractual payments of principal and interest for Successor’s long-term obligations as of December 31, 2009 as follows (in thousands):

Successor: Year Ending December 31,	Vendor Financing and Other	Senior Secured Notes	Senior Subordinated Secured Notes	Total
2010	$4,815	$16,665	$17,595	$39,075
2011	1,239	16,900	17,595	35,734
2012	329	16,900	17,595	34,824
2013	102	16,900	132,269	149,271
2014	28	16,900	—	16,928
Thereafter	20	163,847	—	163,867

Total Minimum Principal & Interest Payments	6,533	248,112	185,054	439,699
Less: Amount Representing Interest	(546)	(118,112)	(61,582)	(180,240)

Total Long Term Obligations	$5,987	$130,000	$123,472	$259,459

13% Senior Secured Notes

In December 2009, wholly owned subsidiaries of the Company, Primus Telecommunications Holding, Inc. (the “U.S. Issuer”) and Primus Telecommunications Canada, Inc. (the “Canadian Issuer”), (jointly, the “Issuers”), issued $130 million of aggregate principal amount of units (the “Units”), consisting of $85 million of 13% Senior Secured Notes due 2016 issued by the U.S. Issuer (the “U.S. Notes”) and $45 million of 13% Senior Secured Notes due 2016 issued by the Canadian Issuer (the “Canadian Notes”) (the U.S. Notes and, together with the Canadian Notes, the “13% Senior Secured Notes”). Accrued interest will be paid each June 15 and December 15, beginning June 15, 2010 to holders of record on the preceding June 1 and December 1, respectively. Net cash proceeds from the 13% Senior Secured Notes issuance, after giving effect to expenses, discounts and fees was $123.5 million.

The U.S. Notes are guaranteed by the Company and certain of the U.S. Issuer’s domestic subsidiaries and the Canadian Notes are guaranteed by its parent and subsidiaries as well as the Company. The U.S. Notes and related guarantees are secured by a first lien security interest in substantially all of the assets of the U.S. Issuer and 13% Senior Secured guarantors, including a first priority pledge of all of the capital stock held by the U.S. Issuer and the 13% Senior Secured guarantors, which pledge in the case of capital stock of Primus Telecommunications International, Inc. and each non-U.S. subsidiary shall be limited to 65% of such capital stock. The Canadian Notes and related guarantees are secured by a first lien security interest in substantially all of the assets of the Canadian Issuer and Canadian guarantors.

In the event the Company and certain subsidiaries have excess cash flow (as defined below) for any fiscal year commencing with the fiscal year ending December 31, 2010 then the Issuers must jointly offer to the holders of the 13% Senior Secured Notes to repurchase an applicable amount, (equal to 50% of such Excess Cash Flow), of the Notes at par.

In the event the 14.25% Senior Secured Notes have not been refinanced in accordance with the terms of the 13% Senior Secured Notes indenture by January 21, 2013, then the Issuers will be required to redeem the full principal of the 13% Senior Secured Notes at a price equal to the then applicable optional redemption price on such date.

“Excess Cash Flow” means with respect to any Person, for any period, (a) the excess of (i) Consolidated “EBITDA,” (as defined in the 13% Senior Secured Notes indenture), for such period over (ii) the sum of (A) the aggregate amount of capital expenditures by the Company and its restricted subsidiaries during such period (other than any such capital expenditures made with Net Proceeds from an asset sale (without giving effect to the threshold set forth in the definition thereof) or insurance or condemnation proceeds), (B) the cash portion of consolidated interest expense paid by the Company and its restricted subsidiaries during such period, (C) the aggregate amount (without duplication) of all income franchise taxes paid in cash by the Company and its restricted subsidiaries during such period (D) any reduction in the principal amount of Indebtedness resulting from principal payments made thereon (other than payments on the 13% Senior Secured Notes, any Junior Lien Indebtedness, any unsecured Indebtedness or any Indebtedness that is subordinated to the 13% Senior Secured Notes or any 13% Senior Secured Note guarantee except, in each case, any required amortization payment or payment at the Stated Maturity thereof) during such period (provided that (i) such Indebtedness has been incurred in accordance with the Note’s Indenture and (ii) to the extent such Indebtedness is revolving in nature, such payment shall have been accompanied by a concurrent corresponding permanent reduction in the revolving commitment relating thereto) minus (b) to the extent that Excess Cash Flow for any prior period was less than $0 (dollars) and such amount has not been deducted in the calculation of the calculation of Excess Cash Flow for another prior period, the absolute value of such negative number.

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

The 14 1/4% Senior Secured Notes were to mature on May 20, 2011 with early redemption at a premium to par at IHC’s option at any time after February 2008. During specified periods, IHC may redeem at par up to 35% of the aggregate principal amount of the 14 1/4% Senior Secured Notes with the net cash proceeds of certain equity offerings of the Company. Accrued interest will be paid each May 31st and November 30th, beginning May 31st, 2007. The effective interest rate for the 14 1/4% Senior Secured Notes at December 31, 2008 was 12.4% for those amounts not related to the troubled debt restructuring discussed above. (see Note 22—“Guarantor/Non-Guarantor Consolidating Condensed Financial Information.”)

In December 2008, the Company made open market purchases of $2.1 million principal amount of its 14 1/4 % Senior Secured Notes, resulting in a $2.0 million gain on early extinguishment of debt including the write-off of related deferred financing costs. The notes were recorded as a reduction of long-term obligations.

On the Effective Date, IHC, Group, Holding, the other Guarantors party thereto and U.S. Bank National Association, as trustee, entered into a supplemental indenture (the “Supplemental Indenture”) to the indenture governing IHC’s 14 1/ 4 % Senior Secured Notes due 2011 (the “Original Indenture”). The Supplemental Indenture amended the Original Indenture to provide for the issuance of the “Senior Subordinated Secured Notes”. The maturity of the Senior Subordinated Secured Notes was extended by two years to May 20, 2013 beyond the maturity of the notes issued under the Original Indenture. At the option of IHC, prior to the earlier of (1) the extension of the maturity of or the repayment in full of the indebtedness outstanding pursuant to the Amended Term Loan and the Canadian Credit Facility, and (2) June 1, 2011, up to 4.25% per annum of the interest on the Senior Subordinated Secured Notes may be paid in kind. The Supplemental Indenture also modified covenants in the Original Indenture to prevent subsidiary guarantors from incurring debt to refinance indebtedness of non-guarantors and to limit the incurrence of indebtedness of restricted persons that is secured by a lien on the assets of IHC, any subsidiary guarantor or other restricted persons, as defined under the modified indenture.

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

In addition, as a result of the Plan of Reorganization, IHC’s $173.2 million of outstanding 14 1/4% Senior Secured Notes due 2011 were cancelled and the holders thereof received their pro rata portion of $123.5 million of aggregate principal amount of 14 1/4% Senior Subordinated Secured Notes due May 20, 2013 (see “Amendment of IHC’s 14 1/4% Senior Secured Notes Indenture”), and 4,800,000 shares of the new Common Stock of Group (the “New Common Stock”).

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

In December 2009, the Company used proceeds from the issuance of the 13% Senior Secured Notes to retire in full the Senior Secured Term Loan Facility.

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

On August 25, 2009, Primus Canada provided notice of Early Termination of the swap agreement, effective August 26, 2009. On September 16, 2009, Primus Canada filed Proofs of Claim in the bankruptcy proceedings of Lehman SFI and Lehman Brothers Holdings Inc. (“LBHI”), which was the guarantor of Lehman SFI’s obligations under the swap agreement and which also is in bankruptcy. Lehman SFI and LBHI have stated they reserve all rights to dispute the Proof of Claim, including the effectiveness of Primus Canada’s termination notice. The eventual outcome of this matter is unknown. As of December 31, 2009, the Company has not maintained any balances concerning the Lehman cross-currency principal and interest rate swap agreement.

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

In December 2009, the Company used proceeds from the issuance of the 13% Senior Secured Notes to retire in full the Canadian Credit Facility.

Leased Fiber Capacity

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance in three equal monthly principal payments in the first quarter 2007. In February 2007, the Company again renegotiated the payment terms of its $8.8 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. During the third quarter 2008, the payment terms were again renegotiated to extend payment of the principal balance of $2.7 million (3.1 million AUD) to June 2010 with monthly payments of interest at a rate of 13.5%. Certain volume purchase targets were not met by September 30, 2009. Accordingly, Optus Networks Pty. Limited may give, but has not given, 30 days notice requiring full payment of the principal balance. At December 31, 2009 and December 31, 2008, the Company had a liability recorded in the amount of $2.8 million (3.1 million AUD). Also, $2.8 million (3.1 million AUD) and $0 million were classified as current portion of long-term obligations at December 31, 2009 and December 31, 2008, respectively. (See “Note 23—Subsequent Events”).

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

8. INCOME TAXES

The total provision (benefit) for income taxes for the six months ended December 31 and July 1, 2009 and the years ended December 31, 2008 and 2007 is as follows (in thousands):

	Successor	Predecessor
	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31,
			2008	2007
Current: Federal	$0	$0	$59	86
State	287	56	63	154
Foreign	(3,691)	2,198	(6,852)	2,052

Subtotal Current	(3,404)	2,254	(6,730)	2,292
Deferred: Federal	—	—	162	—
State	—	—	—	—
Foreign	(6,637)	1,653	6,202	(11,524)

Subtotal Deferred	(6,637)	1,653	6,364	(11,524)
Total Tax Provision (Benefit)	$(10,041)	$3,907	$(366)	$(9,232)

The US and foreign components of income from continuing operations before income taxes for the six months ended December 31 and July 1, 2009 and the years ended December 31, 2008 and 2007 are as follows (in thousands):

	Successor	Predecessor
	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31,
			2008	2007
US	$(3,423)	$359,427	$(43,097)	$(13,514)
Foreign	828	116,027	18,026	14,154

Income from continuing operations before income taxes	$(2,595)	$475,454	$(25,071)	$640

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following for the six months ended December 31 and July 1, 2009 and the years ended December 31, 2008 and 2007 (in thousands):

	Successor	Predecessor
	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31,
			2008	2007
Tax provision (benefit) at federal statutory rate	$(1,158)	$166,271	$(8,524)	$218
Permanent differences	3,534	1,531	(1,940)	(29,299)
State tax (net of federal)	(178)	8,887	(1,043)	1,129
Effect of statutory tax rate change	106	(5,320)	—	—
Effect of foreign tax rate change	—	—	(1,241)	(3,278)
Foreign withholding taxes (net of Federal)	(3,554)	774	(3,159)	2,518
ASC 740-10 items	(1,324)	3,608	(5,014)	(3,525)
Foreign taxes	—	—	3,180	8,432
Increase (decrease) in valuation allowance	(6,869)	(72,906)	15,710	12,579
Tax – book fresh-start valuation difference	—	13,673	—	—
Capital loss disposal of subsidiary	—	(13,283)	—	—
Reorganization	—	4,415	—	—
Cancellation of debt allocated to foreign basis	—	(58,005)	—	—
Goodwill	—	10,227	—	—
Taxes charged to goodwill	—	(54,512)	—	—
Other	(598)	(1,453)	1,665	1,994

Income tax (benefit) expense	$(10,041)	$3,907	$(366)	$(9,232)

Deferred income taxes are recognized to account for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts of each period-end, based on enacted tax laws and statutory income tax rates applicable to periods in which the differences are expected to affect taxable income. Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following as of December 31, 2009, 2008 and 2007 (in thousands):

	Successor	Predecessor
	As of December 31, 2009	As of December 31,
		2008	2007
Deferred tax assets	$154,812	$274,000	$268,659
Valuation allowance	(118,520)	(227,798)	(239,680)
Deferred tax liabilities	(76,211)	(32,183)	(4,881)

Net deferred taxes	$(39,919)	$14,019	$24,098

Certain fixed and intangible assets were marked to their fair market values, as a result of our emergence from bankruptcy and the associated fresh-start accounting, (see Note 4), which resulted in a substantial decrease to our deferred tax asset, net operating loss carry-forwards, the discharge of certain tax liabilities, and tax attribute reduction, as prescribed by Internal Revenue Code Section 108.

The significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2009, 2008 and 2007 (in thousands):

	Successor	Predecessor
	As of December 31,	As of December 31,
	2009	2008	2007
Current
Allowance for bad debt	$1,024	$2,301	$2,443
Basis difference on intangibles	(3,873)	—	—
Other	4,056	3,683	4,424
Valuation allowance	(5,081)	(5,133)	(5,187)

Total Current	$(3,874)	$851	$1,680
Non-current
Basis difference in intangibles	$(46,908)	$27,915	$30,872
Basis difference in fixed assets impairment	—	57,066	64,672
Other basis difference	—	—	450
Bond related adjustments	11,863	(30,940)	—
Capital loss carryforwards	46,171	27,491	34,305
Net operating loss carryforwards	50,929	139,664	111,168
Basis difference in fixed assets	25,201	8,615	13,375
Unrealized foreign exchange gains	(11,963)	3,256	(4,723)
Accrued withholding tax	(907)	3,283	6,062
Minimum tax credit carryforward	—	726	888
Other	3,008	(1,243)	(158)
Valuation allowance	(113,439)	(222,665)	(234,493)

Total Non-current	$(36,045)	$13,168	$22,418

As of December 31, 2009, the Company had foreign operating loss carryforwards of approximately $205 million of which $47.6 million expire periodically from 2010 through 2029, and the remainder of which carryforward without expiration.

At December 31, 2009, the Company projects no United States operating loss carryforwards available to reduce future United States taxable income after attribute reduction. These amounts are subject to adjustment based upon the finalization of attribute reduction after the filing of the Company’s 2009 Federal income tax return. With the filing of the 2009 return, the mix of reduced attributes may shift between net operating losses and other tax attributes resulting in the survival of some net operating losses. Any net operating losses which survive attribute reduction will expire periodically between 2014 through 2029. Any surviving net operating loss carryforwards not related to the second half of 2009 are subject to limitations in the future, in accordance with Section 382 of the Internal Revenue Code. The net operating loss carryforward amounts above reflect all ASC 740-10 (previously FIN No. 48) changes for both foreign and domestic net operating losses.

Pursuant to Section 382 of the Internal Revenue Code, the Company believes that it underwent an ownership change for tax purposes (i.e., a more than 50% change in stock ownership) on the July 1, 2009 emergence date. As a result, the use of any of the Company’s federal and state NOL carryforwards and tax credits generated prior to the ownership change (that are not reduced pursuant to the provisions discussed in the preceding paragraph) will be subject to an annual limitation of approximately $1.7 million. The annual limitation will be determined based upon an Internal Revenue Code section that allows corporations emerging from bankruptcy to determine their section 382 limitation based upon the post emergence stock value. The Company has prepared its financial statements assuming the annual limitation will apply. However, Section 382 provides that a taxpayer emerging from bankruptcy can elect out of the annual limitation. If the Company elects not to apply the limitation, there are adverse consequences if an ownership change occurs before July 1, 2011. The determination to make the election is not required to be made until the extended due date of the 2009 return, which is September 15, 2010. The company has reviewed its 13-G filings, as filed with the United States Securities Exchange Commission, subsequent to emergence from bankruptcy and believes that a change in ownership has not occurred during this period of July 1, 2009 to December 31, 2009.

The Company is required to determine whether it had a net unrealized built-in gain (NUBIG) or net unrealized built-in loss (NUBIL) at the 2009 emergence date. The Company believes that there was a NUBIL at the time of the 2009 emergence date. As a result, certain depreciation and loss deductions recognized during the five-year period beginning on the 2009 emergence date would be subject to the section 382 limitation.

As a result of the fresh start accounting, the company has increased its deferred tax liabilities and goodwill by $55.7 million to reflect the increase in book basis without any increase in the tax basis of certain assets which were adjusted for the fresh start. $31.2 million of the deferred tax liabilities relates to the fresh start increase in the value of certain indefinite lived intangibles. These deferred tax liabilities will remain on the books indefinitely subject to reduction only if the related indefinite lived intangibles which gave rise to the deferred tax liabilities are impaired. The reduction of the deferred tax liability due to impairment of the underlying indefinite lived intangibles would provide a tax benefit for the Company which would be offset by any future impairment expense of the indefinite lived intangibles. The remaining $24.5 million of deferred tax liability will be a tax benefit which will be offset when its underlying fresh start adjustment is released. The relief of the deferred tax liability will not result in any payment of cash by the company.

The Company incurred $(2.8) million, $(3.1) million and $3.9 million of expense in 2009, 2008 and 2007, respectively, related to foreign withholding tax on intercompany interest and royalties owed to our United States subsidiary.

On December 15, 2008 the U.S. Treasury Department announced that the Fifth Protocol (“Protocol”) to the United States – Canada Income Tax Treaty entered into force. The Protocol is generally effective for tax years beginning on or after January 1, 2009, however certain provisions of the Protocol have different effective dates. The elimination of withholding tax on interest paid or credited between related parties is phased in over a 3-year period, between 2008 through 2010. The reduced withholding tax rates are 7% for 2008, 4% for 2009, and 0% for 2010 and thereafter. Effective January 1, 2010, interest paid by or to certain hybrid entities will not qualify for treaty benefits. The changes made by the Protocol have substantially reduced the accrued income tax liability by $5.4 million, thereby providing for an overall tax benefit during 2008.

During the fourth quarter of 2009, the company restructured its Canadian hybrid entity such that the Company now qualifies for an exemption from Canadian withholding tax on interest from Canadian subsidiaries. This restructuring also resulted in the release of accrued withholding tax resulting in a tax benefit of $2.8 million during 2009.

No provision, with the exception of $0.1 million of accrued withholding tax, was made in 2009 for United States income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when it is tax effective to do so.

On January 1, 2007, the Company adopted the provision of ASC No. 740-10, “Income Taxes”. ASC No. 740-10 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.

The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory taxes. Prior to the implementation of

ASC No. 740-10 on January 1, 2007, the Company accrued income tax contingencies under ASC No. 450, “Contingencies,” when it was probable that a liability to a taxing authority had been incurred and the amount of the contingency could be reasonably estimated, based on past experience. The Company’s tax contingency reserve was adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law, both legislated and concluded through various jurisdictions’ tax court systems. For 2009 the reserve is recorded under ASC No. 740.

Reconciliations of the successor period July 2, 2009 to December 31, 2009 and predecessor periods of January 1, 2009 to July 1, 2009 and January 1, 2008 to December 31, 2008 and January 1, 2007 to December 31, 2007 balances of unrecognized tax benefits are as follows (in thousands):

	Liability for Unrecognized Tax Benefits
	Successor	Predecessor
	Six Months Ended December 31,	Six Months Ended July 1,	Year Ended December 31,
	2009	2009	2008	2007
Balance at January 1, (July 2, for Successor period)	$88,953	$90,413	$116,454	$111,426
Foreign currency adjustments	1,138	3,492	(11,215)	4,934
Statute expiration	(4,514)	—	(441)	(4,269)
Gross increases (decreases) of tax positions in prior period	1,622	(6,479)	(501)	3,075
Audit resolution	—	—	(16,977)	(9,343)
Gross increases of tax positions in current period	2,301	1,069	3,042	7,961
Penalties and interest	216	458	51	2,670

Balance at December 31, (July 1, for 2009 Predecessor period)	$89,716	$88,953	$90,413	$116,454

The total unrecognized tax benefits as of December 31 2009 were $89.7 million. Total unrecognized tax benefits of $6.4 million, if recognized, would affect the effective tax rate and includes penalties and interest of $2.4 million. The Company does not expect its unrecognized tax benefits to significantly increase or decrease over the next 12 months, with the possible exception of its Canada operating segment, which is currently involved in an ongoing international tax planning audit; the outcome of the tax planning audit is uncertain at this time.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2000, 2002-2009
Australia	2002-2009
Canada	2003-2009
United Kingdom	2004-2009
Netherlands	2007-2009

The Company has closed certain federal and provincial income tax examinations in Canada for the years 2000 through 2005 (federal) and 2001 through 2005 (provincial) with all assessments being received. The Company has concluded an examination in the Netherlands for the years 2002, 2003, 2004, 2005 and 2006. Based on the final settlement, the Company reversed its remaining liability in the fourth quarter of 2008 and paid those liabilities during 2009. The Company is also currently under examination in other foreign tax jurisdictions, none of which are individually material.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Successor Company’s 13% Senior Secured Notes and 14 1/4% Senior Subordinated Secured Notes and the Predecessor Company’s senior secured term loan facility, 14 1/4% Senior Subordinated Secured Notes, 5% Exchangeable Senior Notes, Step Up Convertible Subordinated Debentures, 8% Senior Notes, 12 3/4% Senior Notes and 3 3/4% Convertible Senior Notes (face value of $253 million and $536 million, at December 31, 2009 and 2008, respectively), based on quoted market prices for all but the senior secured term loan facility, was $245 million and $111 million, respectively, at December 31, 2009 and 2008. For the senior secured term loan facility, fair value determination presented as of December 31, 2008, was based on a ASC No. 820, “Fair Value Measurements,” Level 2 input, as the market is inactive with no trades since June 2008, and was based on a current offering sheet.

Contingent Value Rights Distribution Agreement (CVR)

Pursuant to the terms of the Reorganization Plan, (see “Note 2—Emergence from Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code”), Group issued to holders of Group’s Old Common Stock Contingent Value Rights to receive up to an aggregate of 2,665,000 shares (the “CVR Shares”) of New Common Stock. In connection with the issuance of the Contingent Value Rights, Group entered into a Contingent Value Rights Distribution Agreement (the “CVR Agreement”), in favor of holders of CVRs thereunder, dated as of the Effective Date.

Due to the nature of CVR, the company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging,” as well as related interpretations of this standard. The Company determined these CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and will adjust the liability quarterly to its estimated fair value. The change in value is reflected in our Statements of Operations as other income (expense). Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model. The Company recognized $2.8 million of expense during the six months ended December 31, 2009.

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

		Fair Value as of December 31, 2009, using:
	December 31, 2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights	$5,362	—	$5,362	—

Total	$5,362	—	$5,362	—

10. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and leased fiber capacity financing (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

Year Ending December 31,	Vendor Financing and Other	Purchase Obligations	Operating Leases
2010	$4,815	17,719	17,028
2011	1,239	4,305	14,231
2012	329	2,761	12,546
2013	102	—	9,060
2014	28	—	3,727
Thereafter	20	—	7,578

Total minimum lease payments	6,533	24,785	64,170
Less: Amount representing interest	(546)	—	—

Total	$5,987	$24,785	$64,170

The Company has contractual obligations to utilize network facilities from certain carriers with terms greater than one year. The Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $26.5 million, $33.6 million and $30.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Successor

Rent expense under operating leases was $8.7 million for the six months ended December 31, 2009.

Predecessor

Rent expense under operating leases was $6.1 million, $16.6 million and $17.0 million for the six months ended July 1, 2009 and the years ended December 31, 2008 and 2007, respectively.

Litigation

Legal Proceedings

Group and its subsidiaries are subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably. The Company believes that any aggregate liability that may result from the resolution of the legal proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Successor

On the Effective Date of the Plan of Reorganization, all existing shares of Old Common Stock were cancelled and holders thereof received their pro rata share of contingent value rights to acquire up to 2,665,000 shares of New Common Stock on terms described under the Contingent Value Rights Distribution Agreement in Note 2. Holders of IHC’s 14 1/4% Senior Secured Notes and the Holding Senior Notes received 9,600,000 shares of New Common Stock. As of December 31, 2009 there are 9,600,000 shares of common stock outstanding. In addition, the Company recorded $1.0 million of equity related to the issuance of the warrants.

Predecessor

During the year ended December 31, 2008, 100,000 restricted stock units were fully vested upon involuntary termination of an employee without cause. The fair market value of the stock units at the grant date was $0.40 per share. The employee withholding tax was netted against the share issuance, and the Company issued 62,850 shares of common stock to the employee.

During the year ended December 31, 2007, the Company exchanged 6,000,000 shares of the Company’s common stock for the extinguishment of $5.0 million in principal amount of the Step Up Convertible Subordinated Debentures (see Note 7— “Long-Term Obligations”). Also, the Company sold 22,500,000 shares of the Company’s common stock to certain investors pursuant to a subscription agreement for $19.3 million cash. The Company also granted 284,000 shares to an executive employee as a stock award.

12. SHARE-BASED COMPENSATION

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

Pursuant to the Emergence RSU Agreement, RSUs will vest in two equal tranches if reorganized Group attains at least ninety percent (90%) of the specified Adjusted EBITDA Targets for any fiscal year during the ten-year term of the Emergence RSU Agreement. Under certain circumstances specified in the Emergence RSU Agreement, if a participant’s employment is terminated during any fiscal year in which the applicable percentage of the Adjusted EBITDA Target for such fiscal year is met, a pro rata portion of such participant’s RSUs will vest based on the number of days such participant was employed during such fiscal year. The aggregate grant date fair value of the RSUs issued upon emergence was $1.6 million.

As of December 31, 2009, 200,000 such RSUs vested with common shares to be issued in the first quarter of 2010, upon approval by the Compensation Committee.

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

Emergence Option Agreement

The Emergence Option Agreement provides for the grant of a nonqualified stock option to purchase shares of New Common Stock at an exercise price per share equal to $12.22. The option vests ratably over two years, with 25% of the option vesting every six months after the date of grant, July 1, 2009. The stock option expires on the tenth anniversary of the Effective Date (the “Expiration Date”). The aggregate grant date fair value of the emergence stock options granted was $94 thousand.

Emergence Performance Option Agreement

The Emergence Performance Option Agreement provides for the grant of a nonqualified stock option to purchase shares of New Common Stock at an exercise price per share equal to $12.22. The performance option vests in two equal tranches if at least 115% of the specified Adjusted EBITDA Target is attained for any fiscal year during the term of the Emergence Performance Option Agreement. Under certain circumstances specified in the Emergence Performance Option Agreement, if a participant’s employment is terminated during any fiscal year in which the applicable percentage of the Adjusted EBITDA Target for such fiscal year is met, a pro rata portion (based on the number of days such participant was employed during such fiscal year) of such participant’s performance options will vest and remain exercisable until the earlier of one year following the date on which the Committee determines the applicable percentage of such Adjusted EBITDA Target has been attained (the “Measurement Date”) and the tenth anniversary of the Effective Date (the “Expiration Date”). Any unvested portion of the performance option which is not vested and exercisable as of the Measurement Date will thereafter terminate. The performance option expires on the Expiration Date. The aggregate grant date fair value of the emergence performance stock options granted was $28 thousand.

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

A summary of Successor’s stock option activity during the six months ended December 31, 2009 is as follows:

	Successor
	Six Months Ended December 31, 2009
	Shares	Weighted Average Exercise Price
Outstanding—July 1, 2009	—	$—
Granted	487,403	$12.22
Exercised	—	$—
Forfeitures	(9,204)	$12.22

Outstanding—December 31, 2009	478,199	$12.22

Eligible for exercise	144,105	$12.22

The weighted average fair value at date of grant for options granted during the six months ended December 31, 2009 was $0.12 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Successor
Six Months Ended December 31, 2009
Expected dividend yield	0%
Expected stock price volatility (1)	42%
Risk-free interest rate	2.0%
Expected option term	4 years

(1)	Expected volatility is based upon the historical volatility of the Company’s stock price. Because of the short trading history of the Company’s new Common Stock, the Company calculates the expected volatility by averaging the historical volatility of the Company’s New Common Stock price from July 13, 2009 to December 31, 2009 at a rate of 36.4% and the historical volatility of the stock price of a peer group in the telecommunications industry with similar market capitalization from October 1, 2004 to September 30, 2009 at a rate of 48.3%.

The following table summarizes information about Successor’s stock options outstanding at December 31, 2009:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$12.22	478,199	9.5	$12.22	$—	144,105	9.5	$12.22	$—

For Emergence Performance Option and RSU compensation expense calculation, the Company assumes that it will meet the specified Adjusted EBITDA Targets in the next two consecutive fiscal years; therefore, according to the Plan, the two equal tranches of the options and RSUs will vest in Year 1 and Year 2, consecutively.

As of December 31, 2009, Successor had 0.5 million unvested awards outstanding of which $0.6 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.0 years. The number of unvested awards expected to vest is 0.5 million awards, with a weighted average remaining life of 9.5 years, a weighted average exercise price of $12.22, and an intrinsic value of $0.

The Successor Company recorded $1.2 million stock-based compensation expenses for the six months ended December 31, 2009, under guidance in ASC No. 718.

Predecessor

Under the Plan of Reorganization, all stock options granted under the Predecessor’s Equity Incentive Plan were cancelled as of the Effective Date and $64 thousand of share-based compensation expense was recognized due to the accelerated recognition of the cancelled options.

The Predecessor Company recorded $27 thousand, $0.3 million and $0.2 million stock-based compensation expenses for the six months ended July 1, 2009 and the years ended December 31, 2008 and 2007, respectively, under guidance in ASC No. 718.

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

Successor

The matching contribution made during the six months ended December 31, 2009 was $87 thousand.

Predecessor

The matching contribution made for the six months ended July 1, 2009, and the years ended 2008 and 2007 was $94 thousand, $168 thousand and $262 thousand, respectively.

14. RELATED PARTIES

There were no material related party transactions during 2009, 2008 or 2007.

15. OPERATING SEGMENT AND RELATED INFORMATION

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

Summary information with respect to the Company’s segments is as follows:

	Successor	Predecessor
	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net Revenue by Geographic Region
United States	$71,315	$78,060	$170,552	$166,799
Canada	116,091	108,306	260,834	262,412
Europe	95,824	88,102	177,760	172,938
Australia	132,656	110,502	276,588	285,962
Brazil	8,448	6,246	10,129	7,918

Total	$424,334	$391,216	$895,863	$896,029

Net Revenue by Segment
United States	$31,132	$35,013	$86,579	$101,583
Canada	116,091	108,306	260,834	262,200
Europe	27,527	26,667	64,629	68,943
Australia	132,656	110,502	276,414	284,935
Wholesale	108,480	104,482	197,278	170,450
Brazil	8,448	6,246	10,129	7,918

Total	$424,334	$391,216	$895,863	$896,029

Provision for Doubtful Accounts Receivable
United States	$1,051	$1,456	$2,830	$1,919
Canada	1,077	1,106	2,708	2,979
Europe	448	210	765	817
Australia	1,837	1,738	3,948	3,509
Wholesale	441	516	1,092	958
Brazil	160	114	597	168

Total	$5,014	$5,140	$11,940	$10,350

Income (Loss) from Operations
United States	$2,564	$4,304	$2,284	$11,421
Canada	3,127	18,738	41,393	37,138
Europe	(2,144)	(309)	(3,968)	(13,947)
Australia	3,073	10,123	10,408	15,594
Wholesale	971	1,372	(1,407)	(3,097)
Brazil	(206)	231	(437)	(832)

Total From Operating Segments	7,385	34,459	48,273	46,277
Corporate	(4,090)	(6,670)	(9,468)	(14,553)

Total	$3,295	$27,789	$38,805	$31,724

Capital Expenditures
United States	$43	$73	$1,579	$1,819
Canada	5,261	3,127	10,394	23,434
Europe	40	174	839	3,418
Australia	3,795	1,997	12,376	15,860
Brazil	257	289	253	214

Total	$9,396	$5,660	$25,441	$44,745

The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Property and Equipment—Net
United States	$10,760	$15,590
Canada	58,927	44,234
Europe	4,955	6,542
Australia	71,682	45,282
Brazil	1,282	504

Total	$147,606	$112,152

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Assets
United States	$133,276	$28,230
Canada	194,600	121,105
Europe	84,587	75,196
Australia	138,988	101,650
Brazil	7,463	4,263

Total	$558,914	$330,444

The Company offers four main products—retail voice, wholesale voice, data/Internet and VOIP. Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	Successor	Predecessor
	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007
Retail voice	$200,054	$193,669	$461,817	$481,160
Wholesale	108,480	104,482	197,278	170,450
Data/Internet	87,061	72,979	182,891	196,198
Retail VOIP	28,741	20,086	53,877	48,221

Total	$424,334	$391,216	$895,863	$896,029

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008.

	For the Quarter Ended
	(in thousands, except per share amounts)
	Predecessor		Successor
	March 31, 2009	July 1, 2009	September 30, 2009	December 31, 2009
Net revenue	$194,474	$196,742	$207,947	$216,387
Cost of revenue (exclusive of depreciation)	$129,374	$125,914	$136,076	$142,341
Income from operations	$13,627	$14,162	$620	$2,675
Income (loss) from continuing operations	$13,997	$457,550	$2,485	$4,961
Income (loss) from discontinued operations	$(393)	$(283)	$—	$(271)
Net income (loss)	$13,991	$457,163	$2,165	$4,567
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.10	$3.21	$0.24	$0.50
Loss from discontinued operations	—	(0.01)	(0.01)	(0.03)

Net income (loss)	$0.10	$3.20	$0.23	$0.47

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.08	$2.64	$0.24	$0.49
Loss from discontinued operations	—	—	(0.01)	(0.03)

Net income (loss)	$0.08	$2.64	$0.23	$0.46

	For the Quarter Ended
	(in thousands, except per share amounts) Predecessor
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net revenue	$225,434	$235,897	$231,256	$203,276
Cost of revenue (exclusive of depreciation)	$141,484	$142,495	$149,834	$136,052
Income from operations	$9,713	$15,227	$7,136	$6,729
Income (loss) from continuing operations	$(2,954)	$46,545	$(32,784)	$(35,512)
Income (loss) from discontinued operations	$(45)	$(21)	$(436)	$176
Net income (loss)	$(2,999)	$46,524	$(33,220)	$(35,336)
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$0.33	$(0.23)	$(0.25)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net income (loss)	$(0.02)	$0.33	$(0.23)	$(0.25)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$0.25	$(0.23)	$(0.25)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net income (loss)	$(0.02)	$0.25	$(0.23)	$(0.25)

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009, except for Predecessor’s July 1, 2009 statements of operations which reflect only the effect of the plan of reorganization adjustments and fresh-start accounting as of such date and do not reflect any operating results. (See Note 4 “Fresh-Start Accounting” for further detail).

17. LOSS ON SALE OR DISPOSAL OF ASSETS

Successor

During the six months ended December 31, 2009, the Company recognized a loss of $0.2 million associated with the sale or disposal of specific long-lived assets which were taken out of service. The assets disposed or sold were comprised of switch and peripheral and other network equipment.

Predecessor

During the six months ended July 1, 2009, the company recognized a gain of $43 thousand associated with the sale or disposal of specific long-lived assets which were taken out of service. The assets disposed or sold were comprised of switch and peripheral and other network equipment.

During the year ended December 31, 2008, the Company recognized a gain of $6.0 million associated with the sale or disposal of specific long-lived assets, as detailed below.

In the third quarter of 2008, a consolidated, variable interest entity in Canada, of which the Company currently owns 45.6% of the equity, sold certain primarily rural WIMAX spectrum (spectrum for transmission of sound, data, and video) assets (representing approximately 10% of the entity’s spectrum population coverage) for cash consideration of $4.9 million ($5.0 million CAD). The gain on the sale was $4.6 million; the noncontrolling interest on this gain was $2.5 million and was included in interest income and other income (expense). Total noncontrolling interest is $2.9 million included in other long-term liabilities. The cash proceeds from the sale of $4.9 million can be used for operations within the variable interest entity, but requires unanimous shareholder consent for a dividend distribution. Note that upon the adoption of the noncontrolling interest provisions of ASC No. 810, the presentation within the financial statements for these items has changed in accordance with these provisions. See “Note 3—Summary Of Significant Accounting Policies; Newly Adopted Accounting Principles.”

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

18. GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT

In December 2009, the Company issued $130.0 million principal amount of 13% Senior Secured Notes due 2016. The proceeds from the offering were used to pay-off the Senior Secured Term Loan Facility and the Canadian Credit Facility. The Company recorded a $4.1 million loss on the early extinguishment of debt for the six months ended December 31, 2009 which included the write-off of related deferred financing costs, a prepayment premium and professional fees.

In 2008, the Company exchanged $49.0 million principal amount of the 8% Senior Notes, $33.0 million principal amount of the 5% Exchangeable Senior Notes, $43.1 million principal amount of the 3 3/4% Convertible Senior Notes, $5.3 million principal amount of the 12 3/4% Senior Notes for $67.1 million principal amount of its newly issued 14 1/4% Senior Secured Notes and $4.7 million of cash, resulting in a gain on restructuring of debt of $32.2 million including the expensing of related financing costs, which was adjusted to $32.3 million in the third quarter. The Company also made open market purchases of $0.8 million principal amount of the 12 3/4 % Senior Notes, $13.8 million principal amount of the Step Up Convertible Subordinated Debentures and $2.1 million principal amount of the 14 1/4% Senior Secured Notes, resulting in a $0.1 million, $2.1 million and $2.0 million gain, respectively, on early extinguishment of debt including the write-off of related deferred financing costs, discount and effective interest.

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

19. DISCONTINUED OPERATIONS

In the first quarter 2009, the Company sold certain assets of its Japan retail operations. The sale price was $0.4 million (40 million Japanese yen), which included $0.2 million (20 million Japanese yen) in cash and $0.2 million (20 million Japanese yen) receivable. The Company recorded a $0.3 million gain from sale of assets. The Company reported Japan retail operations as a discontinued operation beginning in the fourth quarter of 2008.

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

As a result of these events, the Company’s consolidated financial statements for all periods presented reflect the Japan retail operations, German retail operations, discontinued German subsidiary and Planet Domain operations as discontinued operations for the six months ended December 31, 2009, six months ended July 1, 2009, years ended December 31, 2008 and 2007. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as loss from discontinued operations.

Summarized operating results of the discontinued operations for the six months ended December 31, 2009, six months ended July 1, 2009 and years ended December 31, 2008 and 2007 are as follows (in thousands):

	Successor	Predecessor
amounts in thousands	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31,
			2008	2007
Net revenue	$—	$300	$3,851	$9,961
Operating expenses	$38	$995	$4,610	$10,233

Income (loss) from operations	$(38)	$(695)	$(759)	$(272)
Interest expense	$—	$—	$—	$(26)
Interest income and other income (expense)	$(233)	$19	$60	$39
Foreign currency transaction gain (loss)	$—	$—	$376	$(6)

Income (loss) before income tax	$(271)	$(676)	$(323)	$(265)
Income tax expense	$—	$—	$(3)	$(3)

Income (loss) from discontinued operations	$(271)	$(676)	$(326)	$(268)

20. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

Successor

Potentially dilutive common shares for Successor include the dilutive effects of common shares issuable under the Successor’s Management Compensation Plan, including stock options, stock warrants and restricted stock units (RSUs), using the treasury stock method, as well as contingent value rights (CVRs).

For the six months ended December 31, 2009, the following could potentially dilute income per common share in the future but was excluded from the calculation of diluted income per common share due to its antidilutive effect:

•	0.7 million shares issuable upon exercise of stock options and RSUs under the Successor’s Management Compensation Plan;

•	4.5 million shares issuable upon exercise of stock warrants; and

•	2.7 million shares issuable upon exercise of CVRs.

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

For the six months ended July 1, 2009, the following was potentially dilutive but was excluded from the calculation of diluted income per common share due to its antidilutive effect:

•	7.8 million shares issuable under the Predecessor’s Equity Incentive Plan.

The Company had no dilutive common share equivalents during the year ended December 31, 2008, due to the results of operations being a net loss. For the year ended December 31, 2008, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

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

For the year ended December 31, 2007, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	7.4 million shares issuable under the Company’s stock option compensation plans,

•	8.3 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes, and

•	0.1 million shares issuable upon the conversion of the 2000 Convertible Subordinated Debentures.

A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts):

	Successor	Predecessor
	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Income (loss) from continuing operations	$7,113	$471,579	$(24,705)	$9,872
Loss from discontinued operations, net of tax	(271)	(676)	(326)	(268)
Gain from sale of discontinued operations, net of tax	(110)	251	—	6,132

Net income (loss) attributable to common stockholders—basic	6,732	471,154	(25,031)	15,736
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	—	210	—	1,846
Adjustment for interest expense on 3 3/4% Convertible Senior Notes	—	332	—	—

Income attributable to common stockholders—diluted	$6,732	$471,696	$(25,031)	$17,582

Weighted average common shares outstanding—basic	9,600	142,695	142,643	128,771
Restricted Stock Units (1)	200	—	—
5% Exchangeable Senior Notes	—	19,474	—	46,936
Step Up Convertible Subordinated Debentures	—	7,280	—	20,751
3 3/4% Convertible Senior Notes	—	3,668	—	—
In-the-money options exercisable under stock option compensation plans	—	—	—	12

Weighted average common shares outstanding—diluted	9,800	173,117	142,643	196,470

Basic income per common share:
Income from continuing operations attributable to common stockholders	$0.74	$3.30	$(0.17)	$0.07
Loss from discontinued operations	(0.03)	(0.00)	(0.01)	(0.00)
Gain from sale of discontinued operations	(0.01)	0.00	—	0.05

Net income (loss) attributable to common stockholders	$0.70	$3.30	$(0.18)	$0.12

Diluted income per common share:
Income from continuing operations attributable to common stockholders	$0.73	$2.72	$(0.17)	$0.06
Loss from discontinued operations	(0.03)	(0.00)	(0.01)	(0.00)
Gain from sale of discontinued operations	(0.01)	0.00	—	0.03

Net income (loss) attributable to common stockholders	$0.69	$2.72	$(0.18)	$0.09

(1)	Restricted Stock Units that vested in 2009 and common stock that was issuable subsequent to December 31, 2009

21. REORGANIZATION ITEMS, NET

Reorganization items, net, represents amounts incurred as a direct result of the Chapter 11 filings and is presented separately in the Consolidated Statements of Operations. The following describes the components of reorganization items, net (in thousands):

	Successor	Predecessor
	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009
Professional Fees	$(562)	$(12,067)
Gain on Extinguishment of debt	—	243,185
Revaluation of assets and liabilities	—	188,612
Debt Premium, Discount and Deferred Financing Costs Write-off	—	(91)
Reversal of Future Interest Payments Recorded as Long Term Obligations	—	20,453
Interest Income	—	2

Reorganization Items, net	$(562)	$440,094

Professional fees include financial, legal and other services directly associated with the reorganization process. Payments for reorganization expense for the six months ended December 30, 2009 were $7.6 million. Payments for reorganization expense for the six months ended July 1, 2009 were $4.6 million. In accordance with ASC No. 852, the Company ceased amortization of debt premiums, discounts and deferred financing costs related to the liabilities subject to compromise on the Petition Date. The $3.5 million of unamortized debt premiums and discounts have been written off and recorded as a gain, offset by the expensing of $3.6 million of unamortized deferred financing costs, as an adjustment to the net carrying value of the pre-petition debt. Long term debt was further reduced by $20.5 million of future interest payable that previously had been recorded as a portion of long-term obligations for the 14 1/4% Senior Secured Notes and 5% Exchangeable Senior Notes as the issuance of these notes had been deemed troubled debt restructurings. Upon emergence from bankruptcy, Predecessor debt in the amount of $439.6 million was written off along with the accrued interest related to this debt in the amount of $11.5 million. In addition, the Successor Company issued $123.5 million of new debt upon emergence and issued 4.8 million shares of Successor Company common stock to the former holders of the Company’s debt.

22. GUARANTOR/NON-GUARANTOR CONSOLIDATING CONDENSED FINANCIAL INFORMATION

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

Accordingly, the following consolidating condensed financial information for the six months ended December 31, 2009 for Successor and for the six months ended July 1, 2009, and years ended December 31, 2008 and 2007 are included for (a) Group on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) Group’s indirect non-guarantor subsidiaries on a combined basis and (e) Group on a consolidated basis. The plan and fresh-start accounting adjustments reflected in Predecessor’s Consolidated Condensed Statements of Operations on July 1, 2009 are not presented separately in this presentation.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Successor
	For the Six Months Ended December 31, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$59,751	$364,583	$—	$424,334

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	48,017	230,400	—	278,417
Selling, general and administrative	266	1	13,091	89,553	—	102,911
Depreciation and amortization	—	—	2,334	37,196	—	39,530
(Gain) loss on sale or disposal of assets	—	—	11	170	—	181

Total operating expenses	266	1	63,453	357,319	—	421,039

INCOME (LOSS) FROM OPERATIONS	(266)	(1)	(3,702)	7,264	—	3,295
INTEREST EXPENSE	—	(8,797)	(6,196)	(2,330)	—	(17,323)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/ DISCOUNT, net	—	—	(3)	—	—	(3)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	—	(2,728)	(1,418)	—	(4,146)
LOSS FROM CONTINGENT VALUE RIGHTS VALUATION	(2,804)	—	—	—	—	(2,804)
INTEREST AND OTHER INCOME	—	—	135	429	—	564
FOREIGN CURRENCY TRANSACTION GAIN	13	8,989	6	9,376	—	18,384
INTERCOMPANY INTEREST	(616)	7,698	(5,118)	(1,964)	—	—
MANAGEMENT FEE	—	—	2,070	(2,070)	—	—
ROYALTY FEE	—	6,314	—	(6,314)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(3,673)	14,203	(15,536)	2,973	—	(2,033)
REORGANIZATION ITEMS—NET	(515)	—	95	(142)	—	(562)

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(4,188)	14,203	(15,441)	2,831	—	(2,595)
INCOME TAX BENEFIT (EXPENSE)	64	916	34	9,027	—	10,041

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(4,124)	15,119	(15,407)	11,858	—	7,446
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	10,856	—	26,671	—	(37,527)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,732	15,119	11,264	11,858	(37,527)	7,446
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(271)	—	(271)
LOSS FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	(110)	—	(110)

NET (LOSS) INCOME	6,732	15,119	11,264	11,477	(37,527)	7,065
Less: Net income attributable to the noncontrolling interest	—	—	—	(333)	—	(333)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$6,732	$15,119	$11,264	$11,144	$(37,527)	$6,732

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$6,732	$15,119	$11,264	$11,525	$(37,527)	$7,113
Loss from discontinued operations	—	—	—	(271)	—	(271)
Gain from sale of discontinued operations	—	—	—	(110)	—	(110)

Net income (loss)	$6,732	$15,119	$11,264	$11,144	$(37,527)	$6,732

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Predecessor
	For the Six Months Ended July 1, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$65,361	$325,855	$—	$391,216

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	52,058	203,230	—	255,288
Selling, general and administrative	4,638	23	12,587	78,588	—	95,836
Depreciation and amortization	—	—	1,317	11,029	—	12,346
(Gain) loss on sale or disposal of assets	—	—	(177)	134	—	(43)

Total operating expenses	4,638	23	65,785	292,981	—	363,427

INCOME (LOSS) FROM OPERATIONS	(4,638)	(23)	(424)	32,874	—	27,789
INTEREST EXPENSE	(794)	(3,331)	(7,867)	(2,143)	—	(14,135)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(129)	318	—	—	—	189
INTEREST AND OTHER INCOME	—	—	8	388	—	396
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,632	8,349	(705)	10,845	—	21,121
INTERCOMPANY INTEREST	(4,169)	14,549	(8,764)	(1,616)	—	—
MANAGEMENT FEE	—	—	4,152	(4,152)	—	—
ROYALTY FEE	—	5,277	—	(5,277)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(7,098)	25,139	(13,600)	30,919	—	35,360
REORGANIZATION ITEMS—NET	(34,650)	79,592	286,279	108,873	—	440,094

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(41,748)	104,731	272,679	139,792	—	475,454
INCOME TAX EXPENSE	—	(380)	(53)	(3,474)	—	(3,907)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(41,748)	104,351	272,626	136,318	—	471,547
EQUITY IN NET INCOME OF SUBSIDIARIES	512,902	—	321,743	—	(834,645)	—

INCOME FROM CONTINUING OPERATIONS	471,154	104,351	594,369	136,318	(834,645)	471,547
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(676)	—	(676)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	251	—	251

NET INCOME	471,154	104,351	594,369	135,893	(834,645)	471,122
Less: Net loss attributable to the noncontrolling interest	—	—	—	32	—	32

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$471,154	$104,351	$594,369	$135,925	$(834,645)	$471,154

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$471,154	$104,351	$594,369	$136,350	$(834,645)	$471,579
Loss from discontinued operations	—	—	—	(676)	—	(676)
Gain from sale of discontinued operations	—	—	—	251	—	251

Net income	$471,154	$104,351	$594,369	$135,925	$(834,645)	$471,154

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Predecessor
	For the Year Ended December 31, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$141,065	$754,798	$—	$895,863
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	114,897	454,968	—	569,865
Selling, general and administrative	5,097	171	33,534	221,628	—	260,430
Depreciation and amortization	—	—	3,245	29,546	—	32,791
Gain on sale or disposal of assets	—	—	(806)	(5,222)	—	(6,028)

Total operating expenses	5,097	171	150,870	700,920	—	857,058

INCOME (LOSS) FROM OPERATIONS	(5,097)	(171)	(9,805)	53,878	—	38,805
INTEREST EXPENSE	(5,301)	(15,900)	(27,818)	(4,869)	—	(53,888)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(858)	1,441	—	—	—	583
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	12,448	1,532	22,784	108	—	36,872
INTEREST AND OTHER INCOME (EXPENSE)	18	—	(1)	3,262	—	3,279
FOREIGN CURRENCY TRANSACTION LOSS	(3,523)	(16,270)	(525)	(27,245)	—	(47,563)
INTERCOMPANY INTEREST	(9,390)	20,594	(12,075)	871	—	—
MANAGEMENT FEE	—	—	5,925	(5,925)	—	—
ROYALTY FEE	—	13,684	—	(13,684)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(11,703)	4,910	(21,515)	6,396	—	(21,912)
INCOME TAX BENEFIT (EXPENSE)	211	379	558	(782)	—	366

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(11,492)	5,289	(20,957)	5,614	—	(21,546)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(13,539)	—	3,207	—	10,332	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(25,031)	5,289	(17,750)	5,614	10,332	(21,546)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(326)	—	(326)

NET INCOME (LOSS)	$(25,031)	$5,289	$(17,750)	$5,288	$10,332	$(21,872)
Less: Net income attributable to the noncontrolling interest	—	—	—	(3,159)	—	(3,159)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(25,031)	$5,289	$(17,750)	$2,129	$10,332	$(25,031)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(25,031)	$5,289	$(17,750)	$2,455	$10,332	$(24,705)
Loss from discontinued operations	—	—	—	(326)	—	(326)

Net income (loss)	$(25,031)	$5,289	$(17,750)	$2,129	$10,332	$(25,031)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Predecessor
	For the Year Ended December 31, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$137,346	$758,683	$—	$896,029

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	96,203	455,100	—	551,303
Selling, general and administrative	4,843	111	42,226	233,830	—	281,010
Depreciation and amortization	—	—	3,700	26,829	—	30,529
Loss on sale or disposal of assets	—	—	—	1,463	—	1,463

Total operating expenses	4,843	111	142,129	717,222	—	864,305

INCOME (LOSS) FROM OPERATIONS	(4,843)	(111)	(4,783)	41,461	—	31,724
INTEREST EXPENSE	(10,249)	(12,470)	(31,831)	(6,797)	—	(61,347)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(1,524)	1,075	—	—	—	(449)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	(2,000)	(5,144)	(108)	(400)	—	(7,652)
INTEREST AND OTHER INCOME	549	—	70	5,046	—	5,665
FOREIGN CURRENCY TRANSACTION GAIN	4,767	8,049	777	19,106	—	32,699
INTERCOMPANY INTEREST	(1,931)	15,084	(11,734)	(1,419)	—	—
MANAGEMENT FEE	—	—	6,292	(6,292)	—	—
ROYALTY FEE	—	14,512	(578)	(13,934)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(15,231)	20,995	(41,895)	36,771	—	640
INCOME TAX BENEFIT (EXPENSE)	(355)	(1,552)	(230)	11,369	—	9,232

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(15,586)	19,443	(42,125)	48,140	—	9,872
EQUITY IN NET INCOME OF SUBSIDIARIES	31,322	—	78,913	—	(110,235)	—

INCOME FROM CONTINUING OPERATIONS	15,736	19,443	36,788	48,140	(110,235)	9,872
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(268)	—	(268)
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	6,132	—	6,132

NET INCOME	$15,736	$19,443	$36,788	$54,004	$(110,235)	$15,736
Less: Net income attributable to the noncontrolling interest	—	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$15,736	$19,443	$36,788	$54,004	$(110,235)	$15,736

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$15,736	$19,443	$36,788	$48,140	$(110,235)	$9,872
Loss from discontinued operations	—	—	—	(268)	—	(268)
Gain from sale of discontinued operations	—	—	—	6,132	—	6,132

Net income	$15,736	$19,443	$36,788	$54,004	$(110,235)	$15,736

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	Successor
	December 31, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,736	$—	$1,672	$34,130	$—	$42,538
Accounts receivable	—	—	9,831	79,511	—	89,342
Prepaid expenses and other current assets	324	—	5,666	9,157	—	15,147

Total current assets	7,060	—	17,169	122,798	—	147,027

INTERCOMPANY RECEIVABLES	—	227,973	557,151	55,390	(840,514)	—
INVESTMENTS IN SUBSIDIARIES	473,703	—	80,922	—	(554,625)	—
RESTRICTED CASH	—	—	253	10,185	—	10,438
PROPERTY AND EQUIPMENT—Net	—	—	10,356	137,250	—	147,606
GOODWILL	—	29,642	318	34,260	—	64,220
OTHER INTANGIBLE ASSETS—Net	—	—	83,497	95,310	—	178,807
OTHER ASSETS	—	—	4,615	6,201	—	10,816

TOTAL ASSETS	$480,763	$257,615	$754,281	$461,394	$(1,395,139)	$558,914

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$57	$—	$3,784	$41,978	$—	$45,819
Accrued interconnection costs	—	—	10,427	27,134	—	37,561
Deferred revenue	—	—	1,860	12,022	—	13,882
Accrued expenses and other current liabilities	1,251	—	7,827	40,626	—	49,704
Accrued income taxes	—	2,622	78	7,929	—	10,629
Accrued interest	—	1,515	307	163	—	1,985
Current portion of long-term obligations	—	—	62	4,212	—	4,274

Total current liabilities	1,308	4,137	24,345	134,064	—	163,854

INTERCOMPANY PAYABLES	377,754	—	171,457	291,303	(840,514)	—
LONG-TERM OBLIGATIONS	—	123,472	83,874	45,896	—	253,242
DEFFERED TAX LIABILITY	—	29,642	—	6,410	—	36,052
OTHER LIABILITIES	5,362	—	495	—	—	5,857

Total liabilities	384,424	157,251	280,171	477,673	(840,514)	459,005

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Equity (Deficit):
Common stock	10	—	—	—	—	10
Additional paid-in capital	85,533	85,245	458,783	(35,161)	(508,867)	85,533
Accumulated deficit	6,732	15,119	11,263	11,145	(37,527)	6,732
Accumulated other comprehensive loss	4,064	—	4,064	4,167	(8,231)	4,064

Total Primus Telecommunications Group, Incorporated stockholders’ equity (deficit)	96,339	100,364	474,110	(19,849)	(554,625)	96,339

Noncontrolling interest	—	—	—	3,570	—	3,570

Total stockholders’ equity (deficit)	96,339	100,364	474,110	(16,279)	(554,625)	99,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$480,763	$257,615	$754,281	$461,394	$(1,395,139)	$558,914

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	Predecessor
	December 31, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152	$—	$3,551	$33,297	$—	$37,000
Accounts receivable	—	—	14,224	85,259	—	99,483
Prepaid expenses and other current assets	288	—	1,705	13,853	—	15,846

Total current assets	440	—	19,480	132,409	—	152,329
INTERCOMPANY RECEIVABLES	93,373	284,190	641,341	95,409	(1,114,313)	—
INVESTMENTS IN SUBSIDIARIES	2,636	—	(132,306)	—	129,670	—
RESTRICTED CASH	—	—	314	7,819	—	8,133
PROPERTY AND EQUIPMENT—Net	—	—	14,041	98,111	—	112,152
GOODWILL	—	—	—	32,688	—	32,688
OTHER INTANGIBLE ASSETS—Net	—	—	—	746	—	746
OTHER ASSETS	393	230	5,326	18,447	—	24,396

TOTAL ASSETS	$96,842	$284,420	$548,196	$385,629	$(984,643)	$330,444

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,558	$—	$4,775	$52,338	$—	$58,671
Accrued interconnection costs	—	—	16,462	24,960	—	41,422
Deferred revenue	—	—	1,225	12,078	—	13,303
Accrued expenses and other current liabilities	168	—	6,432	35,840	—	42,440
Accrued income taxes	70	3,243	1,220	13,680	—	18,213
Accrued interest	1,067	1,321	7,714	146	—	10,248
Current portion of long-term obligations	56,482	198,961	307,463	1,891	—	564,797

Total current liabilities	59,345	203,525	345,291	140,933	—	749,094
INTERCOMPANY PAYABLES	499,036	—	200,132	415,145	(1,114,313)	—
LONG-TERM OBLIGATIONS	—	—	137	39,903	—	40,040
OTHER LIABILITIES	—	—	—	35	—	35

Total liabilities	558,381	203,525	545,560	596,016	(1,114,313)	789,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Equity (Deficit):
Common stock	1,427	—	—	—	—	1,427
Additional paid-in capital	718,956	—	1,161,930	232,359	(1,394,289)	718,956
Retained earnings (accumulated deficit)	(1,099,809)	80,895	(1,077,982)	(368,208)	1,365,295	(1,099,809)
Accumulated other comprehensive loss	(82,113)	—	(81,312)	(77,352)	158,664	(82,113)

Total Primus Telecommunications Group, Incorporated stockholders’ equity (deficit)	(461,539)	80,895	2,636	(213,201)	129,670	(461,539)
Noncontrolling interest	—	—	—	2,814	—	2,814

Total stockholders’ equity (deficit)	(461,539)	80,895	2,636	(210,387)	129,670	(458,725)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$96,842	$284,420	$548,196	$385,629	$(984,643)	$330,444

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Successor
	For the Six Months Ended December 31, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,732	$15,119	$11,264	$11,477	$(37,527)	$7,065
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reorganization items, net	515	—	(95)	142	—	562
Provision for doubtful accounts receivable	—	—	678	4,336	—	5,014
Stock compensation expense	—	—	1,151	—	—	1,151
Depreciation and amortization	—	—	2,334	37,196	—	39,530
Gain on sale or disposal of assets	—	—	11	280	—	291
Accretion (amortization) of debt premium/discount, net	—	—	3	—	—	3
Equity in net income of subsidiary	(10,856)	—	(26,671)	—	37,527	—
Change in fair value of Contingent Value Rights	2,804	—	—	—	—	2,804
Deferred income taxes	—	—	—	(3,891)	—	(3,891)
Loss on early extinguishment or restructuring of debt	—	—	817	1,372	—	2,189
Unrealized foreign currency transaction gain on intercompany and foreign debt	—	(9,399)	(6)	(11,071)	—	(20,476)
Changes in assets and liabilities, net of acquisitions:
(Increase) Decrease in accounts receivable	—	—	(851)	5,572	—	4,721
(Increase) decrease in prepaid expenses and other current assets	(219)	—	(914)	3,013	—	1,880
Decrease in other assets	—	—	1,016	785	—	1,801
(Increase) decrease in intercompany balance	—	535	173,909	(174,444)	—	—
Decrease in accounts payable	(90)	—	(490)	(7,100)	—	(7,680)
Increase (Decrease) in accrued interconnection costs	—	—	(4,267)	1,789	—	(2,478)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	(702)	—	2,793	(6,012)	—	(3,921)
Decrease in accrued income taxes	(73)	(1,320)	(494)	(9,193)	—	(11,080)
Increase in accrued interest	—	1,515	288	162	—	1,965

Net cash provided by (used in) operating activities before reorganization items	(1,889)	6,450	160,476	(145,587)	—	19,450
Cash effect of reorganization items	(7,615)	—	—	—	—	(7,615)

Net cash provided by (used in) operating activities	(9,504)	6,450	160,476	(145,587)	—	11,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(207)	(9,189)	—	(9,396)
Sale of property and equipment and intangible assets	—	—	—	12	—	12
Cash from disposition of business, net of cash disposed	—	—	—	(110)	—	(110)
Increase in restricted cash	—	—	(15)	(4)	—	(19)
Proceeds from intercompany balance	16,209	—	8,057	—	(24,266)	—

Net cash provided by (used in) investing activities	16,209	—	7,835	(9,291)	(24,266)	(9,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	83,733	44,330	—	128,063
Deferred financing costs	—	—	(2,362)	(2,207)	—	(4,569)
Principal payments on other long-term obligations	—	—	(95,763)	(32,108)	—	(127,871)
Proceeds from (payments on) intercompany balance	—	(6,450)	(163,419)	145,603	24,266	—

Net cash provided by (used in) financing activities	—	(6,450)	(177,811)	155,618	24,266	(4,377)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	462	2,670	—	3,132

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,705	—	(9,037)	3,409	—	1,077
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31	—	10,709	30,721	—	41,461

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,736	$—	$1,672	$34,130	$—	$42,538

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Predecessor
	For the Six Months Ended July 1, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$471,154	$104,351	$594,369	$135,893	$(834,645)	$471,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reorganization items, net	30,186	(79,592)	(287,970)	(102,718)	—	(440,094)
Provision for doubtful accounts receivable	—	—	937	4,203	—	5,140
Stock compensation expense	—	—	27	—	—	27
Depreciation and amortization	—	—	1,317	11,029	—	12,346
Gain on sale or disposal of assets	—	—	(177)	(117)	—	(294)
Accretion (amortization) of debt premium/discount, net	129	(318)	—	—	—	(189)
Equity in net income of subsidiary	(512,902)	—	(321,743)	—	834,645	—
Deferred income taxes	—	—	141	(141)	—	—
Unrealized foreign currency transaction gain (loss) on intercompany and foreign debt	(2,636)	(8,668)	778	(10,176)	—	(20,702)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	3,628	4,170	—	7,798
(Increase) decrease in prepaid expenses and other current assets	183	—	327	(49)	—	461
Decrease in other assets	52	17	1,036	1,349	—	2,454
(Increase) decrease in intercompany balance	—	(6,885)	15,765	(8,880)	—	—
Decrease in accounts payable	(1,411)	—	(500)	(10,883)	—	(12,794)
Decrease in accrued interconnection costs	—	—	(1,768)	(3,593)	—	(5,361)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	8,885	—	(1,910)	(5,662)	—	1,313
Increase (decrease) in accrued income taxes	4	699	(649)	2,059	—	2,113
Increase (decrease) in accrued interest	397	3,314	(5,174)	(137)	—	(1,600)

Net cash provided by (used in) operating activities before reorganization items	(5,959)	12,918	(1,566)	16,347	—	21,740
Cash effect of reorganization items	(3,528)	—	(2,384)	1,317	—	(4,595)

Net cash provided by (used in) operating activities	(9,487)	12,918	(3,950)	17,664	—	17,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(115)	(5,545)	—	(5,660)
Sale of property and equipment and intangible assets	—	—	177	2	—	179
Cash from disposition of business, net of cash disposed	—	—	—	232	—	232
Cash used for business acquisitions, net of cash acquired	—	—	—	(199)	—	(199)
(Increase) decrease in restricted cash	—	—	61	(207)	—	(146)
Proceeds from intercompany balance	9,366	—	7,992	—	(17,358)	—

Net cash provided by (used in) investing activities	9,366	—	8,115	(5,717)	(17,358)	(5,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term obligations	—	—	(517)	(7,775)	—	(8,292)
Proceeds from (payments on) intercompany balance	—	(12,918)	3,510	(7,950)	17,358	—

Net cash provided by (used in) financing activities	—	(12,918)	2,993	(15,725)	17,358	(8,292)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	1,202	—	1,202

NET CHANGE IN CASH AND CASH EQUIVALENTS	(121)	—	7,158	(2,576)	—	4,461
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152	—	3,551	33,297	—	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31	$—	$10,709	$30,721	$—	$41,461

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Predecessor
	For the Year Ended December 31, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,031)	$5,289	$(17,750)	$5,288	$10,332	$(21,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	—	—	2,359	9,581	—	11,940
Stock compensation expense	—	—	262	—	—	262
Depreciation and amortization	—	—	3,245	29,553	—	32,798
Gain on sale or disposal of assets	—	—	(806)	(5,222)	—	(6,028)
Accretion (amortization) of debt premium/discount, net	858	(1,441)	—	—	—	(583)
Equity in net income of subsidiary	13,539	—	(3,207)	—	(10,332)	—
Deferred income taxes	—	—	591	5,247	—	5,838
Gain on early extinguishment or restructuring of debt	(12,448)	(1,532)	(22,784)	(108)	—	(36,872)
Unrealized foreign currency transaction loss on intercompany and foreign debt	3,549	17,303	698	27,038	—	48,588
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	—	—	(2,581)	(13,077)	—	(15,658)
(Increase) decrease in prepaid expenses and other current assets	20	—	(450)	10,621	—	10,191
(Increase) decrease in other assets	521	49	1,442	(135)	—	1,877
(Increase) decrease in intercompany balance	—	(12,162)	3,415	8,747	—	—
Increase (decrease) in accounts payable	753	—	(115)	(6,568)	—	(5,930)
Increase in accrued interconnection costs	—	—	1,262	981	—	2,243
Decrease, net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	(40)	(504)	(1,777)	(3,319)	—	(5,640)
Decrease in accrued income taxes	(236)	(1,413)	(1,058)	(7,918)	—	(10,625)
Increase (decrease) in accrued interest	(904)	(7)	(976)	137	—	(1,750)

Net cash provided by (used in) operating activities	(19,419)	5,582	(38,230)	60,846	—	8,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(1,405)	(24,036)	—	(25,441)
Sale of property and equipment and intangible assets	—	—	806	4,950	—	5,756
Cash from disposition of business, net of cash disposed	—	—	—	1,676	—	1,676
Cash used for business acquisitions, net of cash acquired	—	—	—	(583)	—	(583)
Increase in restricted cash	—	—	—	(102)	—	(102)
Proceeds from intercompany balance	30,689	—	20,614	—	(51,303)	—

Net cash provided by (used in) investing activities	30,689	—	20,015	(18,095)	(51,303)	(18,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	(11,217)	(317)	—	—	—	(11,534)
Principal payments on other long-term obligations	(1,200)	(4,676)	(6,343)	(4,326)	—	(16,545)
Proceeds from (payments on) intercompany balance	—	(589)	27,439	(78,153)	51,303	—

Net cash provided by (used in) financing activities	(12,417)	(5,582)	21,096	(82,479)	51,303	(28,079)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(6,288)	—	(6,288)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,147)	—	2,881	(46,016)	—	(44,282)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,299	—	670	79,313	—	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152	$—	$3,551	$33,297	$—	$37,000

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Predecessor
	For the Year Ended December 31, 2007
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,736	$19,443	$36,788	$54,004	$(110,235)	$15,736
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	—	—	1,532	8,961	—	10,493
Stock compensation expense	—	—	246	—	—	246
Depreciation and amortization	—	—	3,700	26,894	—	30,594
Gain on sale or disposal of assets	—	—	—	(4,668)	—	(4,668)
Accretion (amortization) of debt premium/discount, net	1,524	(1,075)	—	—	—	449
Equity in net income of subsidiary	(31,322)	—	(78,913)	—	110,235	—
Deferred income taxes	—	—	47	(12,510)	—	(12,463)
Loss on early extinguishment or restructuring of debt	2,000	5,144	108	400	—	7,652
Unrealized foreign currency transaction gain on intercompany and foreign debt	(8,372)	(3,718)	(5,721)	(17,051)	—	(34,862)
Changes in assets and liabilities, net of acquisitions:			—	—
Decrease in accounts receivable	—	—	1,452	3,823	—	5,275
(Increase) decrease in prepaid expenses and other current assets	480	—	(99)	(1,937)	—	(1,556)
Decrease in other assets	899	50	790	570	—	2,309
(Increase) decrease in intercompany balance	—	(22,228)	(1,502)	23,730	—	—
Increase (decrease) in accounts payable	(33)	—	649	(3,268)	—	(2,652)
Increase (decrease) in accrued interconnection costs	—	—	(8,625)	2,381	—	(6,244)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	(934)	(94)	(2,266)	1,265	—	(2,029)
Increase (decrease) in accrued income taxes	(1,154)	1,736	2,247	1,523	—	4,352
Increase (decrease) in accrued interest	(1,781)	1,328	(65)	(647)	—	(1,165)

Net cash provided by (used in) operating activities	(22,957)	586	(49,632)	83,470	—	11,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(1,248)	(43,497)	—	(44,745)
Cash from disposition of business, net of cash disposed	—	—	—	6,140	—	6,140
Cash used for business acquisitions, net of cash acquired	—	—	(200)	—	—	(200)
(Increase) decrease in restricted cash	—	—	541	(1,209)	—	(668)
Proceeds from intercompany balance	66,371	—	50,868	—	(117,239)	—

Net cash provided by (used in) investing activities	66,371	—	49,961	(38,566)	(117,239)	(39,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	101,405	—	7,870	—	109,275
Deferred financing costs	—	—	—	(6,570)	—	(6,570)
Principal payments on other long-term obligations	(65,049)	—	(3,858)	(11,508)	—	(80,415)
Proceeds from sale of common stock	19,170	—	—	—	—	19,170
Proceeds from (payments on) intercompany balance	—	(101,991)	4,234	(19,482)	117,239	—

Net cash provided by (used in) financing activities	(45,879)	(586)	376	(29,690)	117,239	41,460

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	3,511	—	3,511

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,465)	—	705	18,725	—	16,965
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,764	—	(35)	60,588	—	64,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,299	$—	$670	$79,313	$—	$81,282

23. SUBSEQUENT EVENTS

In January 2010, the Company paid $2.7 million (3.1 million AUD) and completed the full repayment of the Australian leased fiber capacity.

In March 2010, the Company issued 143,157 shares of common stock in satisfaction of 200,000 vested RSUs per the Emergence RSU Agreement, net of shares withheld for tax obligations.

On March 29, 2010, the Company, Primus Telecommunications, Inc. and Mr. John F. DePodesta, Executive Vice President and Director, entered into a Termination Agreement which provides for the termination, as of March 31, 2010, of all director, officer and employment positions of Mr. DePodesta held with the Company and any of its affiliates. In connection with the termination the Company will make payments to Mr. DePodesta of $1.6 million in October 2010 and 24 consecutive monthly payments of $10,125 commencing in October 2010.

SCHEDULE II

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s allowance accounts for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	Predecessor:
2007	$17,296	$10,493	$(15,750)	$12,039
2008	$12,039	$11,940	$(14,269)	$9,710
Six months ended July 1, 2009	$9,710	$5,140	$(5,755)	$9,095

	Successor:
Six months ended December 31, 2009	$9,095	$5,015	$(5,947)	$8,163

	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	Predecessor:
2007	$337,696	$(98,016)	$—	$239,680
2008	$239,680	$(11,882)	$—	$227,798
Six months ended July 1, 2009	$227,798	$(75,236)		$152,562

	Successor:
Six months ended December 31, 2009	$152,562	$(34,042)	$—	$118,520

S-1