Form 10-K/A
period 2009-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2010-04-28
CIK 1006837

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

(703) 902-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share Contingent Value Rights	Over the Counter Bulletin Board N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATION FOR AMENDMENT

Primus Telecommunications Group, Incorporated (the “Company” or “Primus”) is filing this Form 10-K/A in order to amend its Form 10-K for the fiscal year ended December 31, 2009 (which was filed on April 5, 2010) (the “Original Form 10-K”) to set forth the information required by Items 10, 11, 12, and 13 under Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s Original Form 10-K filing. This Form 10-K/A amends Part III of the Company’s Original Form 10-K filing and deletes the incorporation by reference of our definitive proxy statement from the cover page thereof. In connection with this filing, it should be noted that Primus is a “smaller reporting company” pursuant to Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and is presenting information herein pursuant to such requirements, including Item 402(l)-(r) of Regulation S-K. As a result, information presented herein differs from comparable presentations in prior periods when Primus was not a “smaller reporting company.”

As a result of this amendment, the management certifications filed as exhibits in Item 15 to the Original Form 10-K have been re-executed and re-filed as of the date of this Form 10-K/A. Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Company’s Original Form 10-K. Any reference to facts, circumstances or other matters at a “current” date refer to such facts and circumstances as of the filing date of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Executive officers are elected by and serve at the discretion of the board of directors. Set forth below is information regarding our executive officers as of March 31, 2010.

Name	Age	Position
K. Paul Singh	59	Chairman of the Board of Director, President and Chief Executive Officer (1)
John F. DePodesta	65	Executive Vice President, Chief Legal Officer, Chief Corporate Development Officer, Secretary and Director (1)
Thomas R. Kloster	49	Chief Financial Officer (1)
James C. Keeley	44	Vice President—Corporate Controller

(1)	Denotes an executive officer of the Company during the two-year period preceding the Reorganization (defined below). On March 16, 2009, the Company and three of its subsidiaries, Primus Telecommunications Holding, Inc. (“Holding”), Primus Telecommunications International, Inc. (“PTII”) and Primus Telecommunications IHC, Inc., (“IHC”) each filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended. On July 1, 2009 (the “Effective Date”), our reorganization plan became effective through the Bankruptcy Court (the “Reorganization”).

K. Paul Singh, 59, co-founded the Company in 1994 with Mr. DePodesta and serves as its Chairman, President and Chief Executive Officer. From 1991 until he co-founded the Company, Mr. Singh served as the Vice President of Global Product Marketing for MCI. Prior to joining MCI, Mr. Singh was the founder, Chairman and Chief Executive Officer of Overseas Telecommunications, Inc. (OTI), a provider of international private digital network services to large multinational corporations, which he founded in 1984 and which was purchased by MCI in 1991. Mr. Singh served as Vice President of Strategic Planning at M/A-Com Corporation prior to launching OTI. Mr. Singh holds an MBA from Harvard Business School and an MSEE from the State University of New York at Stony Brook.

John F. DePodesta, 65, co-founded the Company in 1994 with Mr. Singh and served as a director and its Executive Vice President, Chief Legal Officer, Chief Corporate Development Officer and Secretary through his resignation from all such positions with the Company, effective March 31, 2010. See “Item 13.” Mr. DePodesta served from 1994 to 2002 as the Chairman of the Board of Iron Road Railways Incorporated (“Iron Road”), which he co-founded in 1994. He served as Senior Vice President, Law and Public Policy, of Genesis Health Ventures, Inc. from January 1996 through March 1998. Additionally, from 1994 to 1999, he served as “of counsel” to the law firm of Pepper Hamilton LLP, where he was previously a partner since 1979. Before joining Pepper Hamilton LLP, Mr. DePodesta served as the General Counsel of Consolidated Rail Corporation, and prior thereto served as General Counsel-Reorganization for the Trustees of the property of Penn Central Transportation Company, Debtor. In 2001, Bangor & Aroostook Railroad Company (“BAR”), a wholly-owned subsidiary of Iron Road, and in 2002 certain affiliates of BAR, entered Chapter 11 bankruptcy proceedings. BAR’s plan of reorganization was confirmed in 2007. In 2001, Quebec Southern Railway Company Ltd. (“QSR”), a wholly-owned subsidiary of Iron Road, filed a Notice of Intention to Make a Proposal under provisions of the Bankruptcy and Insolvency Act of Canada. In 2005, QSR filed a bankruptcy petition and thereafter liquidated its remaining assets. Mr. DePodesta also served on the Board of Directors of Genesis HealthCare Corporation from December 2003 until June 2007. Mr. DePodesta holds a BA from Harvard College and a JD from the University of Pennsylvania Law School.

Thomas R. Kloster, 49, has served as the Company’s Chief Financial Officer since January 1, 2005. Prior to his appointment as Chief Financial Officer, Mr. Kloster served as the Company’s Senior Vice President—Corporate

Finance from August 2003 to December 2004. From September 2001 to August 2003, Mr. Kloster served as Vice President of Business Operations and Development for Sprint International. From May 2000 to September 2001, Mr. Kloster was the Chief Financial Officer and Controller of Cidera, Inc., a satellite-based provider of Internet content. From May 1996 through May 2000, Mr. Kloster served as the Corporate Controller and Chief Financial Officer of North America for the Company. Mr. Kloster holds a BA from the University of Texas.

James C. Keeley, 44, joined the Company as Vice President of Finance in May 2009, and became an executive officer (Vice President—Corporate Controller) in October of 2009. Mr. Keeley has over 20 years financial reporting and accounting experience with both private and public companies. Prior to joining the Company, Mr. Keeley was a self-employed consultant providing finance and accounting services from August 2008 to May 2009. From November 2006 to August 2008, Mr. Keeley was Vice President—Consumer Investment Banking at FBR Capital Markets Corporation. From March 2003 to November 2006, Mr. Keeley was the Corporate Controller of 3SI Security Systems, Inc., which provides cash protection systems for banks. Prior to March 2003, Mr. Keeley held various financial reporting and accounting positions, including Senior Director of Financial Reporting, with two publicly traded retail companies—The Pep Boys—Manny, Moe & Jack and David’s Bridal, Inc. Mr. Keeley is a certified public accountant. Mr. Keeley holds a BS from Fairmont State College.

Board of Directors

The names of our directors, their ages as of April 1, 2010 and certain other information about them are set forth below:

Name	Age	Position
K. Paul Singh	59	Chairman of the Board of Director, President and Chief Executive Office
Peter D. Aquino (1) (2) (3)	49	Director
John B. Spirtos (1) (2) (3)	44	Director
Neil S. Subin (1) (2) (3)	45	Director

(1)	Member of the Compensation Committee. Mr. Subin is Chairman of this Committee.
(2)	Member of the Audit Committee. Mr. Spirtos is Chairman of this Committee.
(3)	Member of the Nominating and Governance Committee. Mr. Aquino is Chairman of this Committee.

Each of the directors listed above was elected, in connection with the Reorganization, to be a director for a two-year term expiring at a future annual meeting of stockholders in 2011. There are no family relationships among any of the directors or executive officers of the Company. Our board of directors has affirmatively determined that each of Messrs. Aquino, Spirtos and Subin is an independent director (“Independent Director”) under the rules of the SEC and our Corporate Governance Guidelines.

K Paul Singh’s biography is set forth under the heading “Executive Officers.”

Peter D. Aquino, 49, has been President and Chief Executive Officer of RCN Corporation (“RCN”), a provider of all digital and HDTV, high speed data and voice services to residential and SMB, as well as high capacity transport to large enterprise and carrier customers, since December 2004. Prior to RCN, Mr. Aquino served as a telecom restructuring advisor to investors/operators from 2001 to 2004. Mr. Aquino, also served as COO of Venifotel, building a telecom network in several cities in Venezuela from 1995 to 2000. Mr. Aquino began his telecom career at Bell Atlantic (Verizon). Mr. Aquino served as Director of Primus since July 2009, and currently is a board member of United Way of America.

John B. Spirtos, 44, has served as Executive Vice President of privately-held GridPoint, Inc. since June 2009. GridPoint provides smart grid solutions to producers and consumers of energy. From June 2008 until May 2009, Mr. Spirtos was Senior Vice President of Comverse Technology, Inc., a provider of billing and messaging software to the global communications industry. Previously, from August 2004 until June 2008, Mr. Spirtos was

Senior Vice President of Corporate Development of Neustar, Inc., a provider of clearinghouse and directory services to the communications and Internet industry. Prior to 2004, Mr. Spirtos served as President of Corvis Corporation and its wholly owned subsidiary, Broadwing Communications, Inc., an integrated communications equipment and services provider. Since December of 2009, Mr. Spirtos has served as a Director of Evolving Systems, Inc. From October 2008 through June 2009, Mr. Spirtos served on the Board of Directors of Ulticom, Inc. From November 2008 through June 2009, Mr. Spirtos served on the Board of Directors of Verint Systems Inc. Since July, 2009, Mr. Spirtos has served as a Director of Primus.

Neil S. Subin, 45, has served as managing director and president of Trendex Capital Management, a private investment fund focusing primarily on financially distressed companies, since its formation in 1991. Mr. Subin has served as a Director of Hancock Fabrics, Inc., since August 2009, as a Director of Movie Gallery, Inc., since May 2008, and as a Director of Federal Mogul Corporation since December 2007, Mr. Subin served as a Director of FiberTower Corporation from December 2001 to December 2009. Mr. Subin has served as a Director of Primus since July 2009.

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

Audit Committee and Audit Committee Financial Expert

During the year ended December 31, 2009, the Audit Committee held four meetings. The Audit Committee consisted of Paul Pizzani (Chairman), Douglas Karp, and John Puente prior to the Reorganization and Peter Aquino, John Spirtos (Chairman) and Neil Subin following the Reorganization. The Audit Committee has the authority and responsibility to hire an independent registered public accounting firm to audit the Company’s books, records and financial statements, to discuss with such independent registered public accounting firm the results of such audit and review, to conduct periodic independent reviews of the systems of accounting (including systems of internal control), and to make reports periodically to the Board of Directors with respect to its findings.

The Board of Directors has determined (both before and after the Reorganization) that each Audit Committee member met (and for current members meets) the independence requirements applicable to audit committee members under the Marketplace Rules of the National Association of Securities Dealers (“NASD”) and rules of the SEC. Of the current committee members, Mr. Spirtos is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. The Audit Committee is responsible, among its other duties, for engaging, overseeing, evaluating and replacing the Company’s independent registered public accounting firm, pre-approving all audit and non-audit services by the independent registered public accounting firm, reviewing the scope of the audit plan and the results of each audit with management and the independent registered public accounting firm, reviewing the internal audit function, reviewing the adequacy of the Company’s system of internal accounting controls and disclosure controls and procedures, reviewing the financial statements and other financial information included in the Company’s annual and quarterly reports filed with the SEC, and exercising oversight with respect to the Company’s code of conduct and other policies and procedures regarding adherence with legal requirements. The Audit Committee’s duties are set forth in the committee’s charter. A copy of the Audit Committee Charter is available on the Company’s website at www.primustel.com.

Code of Ethics

We have adopted a Code of Ethics applicable to all directors, officers and employees, including the chief executive officer, senior financial officers and other persons performing similar functions. The Code of Ethics is a statement of business practices and principles of behavior that support our commitment to conducting business while maintaining the highest standards of business conduct and ethics. Our Code of Ethics covers topics including, but not limited to, compliance resources, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code. A copy of the Code of

Ethics is available on our website at www.primustel.com. Any amendment of the Code of Ethics or any waiver of its provisions for a director, executive officer or senior financial officer must be approved by the Board of Directors. We will publicly disclose any such waivers or amendments pursuant to applicable SEC regulations.

Shareholder Nominations

Since our last annual meeting of stockholders, there has been no change to the procedures by which our stockholders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

NARRATIVE DISCUSSION CONCERNING EXECUTIVE COMPENSATION

The Compensation Committee of the Board (the “Compensation Committee”) makes all decisions for the total direct compensation of the Named Executive Officers, that is, the annual base salaries and benefits, annual incentive compensation, and long-term incentives of the Company’s executive officers.

Each of the former members of our Compensation Committee who served in 2009 was, and each of the current members of our Compensation Committee, Messrs. Aquino, Spirtos and Subin, is an “independent director” as that term is defined in Marketplace Rule 4200(a)(15) of the NASD. Under the Marketplace Rules of the NASD, the recommendation and determination of the compensation of the Chief Executive Officer and the Company’s other executive officers rests with the responsibility of those directors who meet the independence requirements prescribed by the Marketplace Rules of the NASD. A copy of the Compensation Committee Charter is available on the Company’s website at www.primustel.com.

The Compensation Committee believes that leadership and motivation of the Company’s employees are critical to achieving the objectives of the Company. The Compensation Committee believes that the compensation of the Company’s executives primarily should reflect their success as a management team, in attaining key operating and financial objectives, such as achievement of target revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), the development of a focused long-term competitive position, and individual performance goals and objectives.

The Compensation Committee believes that the performance of the executives in managing the Company, considered in light of general economic conditions and specific Company, industry and competitive conditions, should be the basis for determining their overall compensation. The Compensation Committee is responsible for ensuring that its executive officers are compensated in a way that furthers the Company’s business strategies and which aligns their interests with those of the stockholders. To support this philosophy, the following principles provide a framework for executive compensation:

•	offer compensation opportunities that attract and retain the best talent to the Company;

•	motivate individuals to perform at their highest levels;

•	reward outstanding achievement;

•	retain those with leadership abilities and skills necessary for building long-term stockholder value; and

•	maintain a significant portion of executives’ total compensation at-risk, tied to the annual and long-term financial performance of the Company and the creation of incremental stockholder value.

Individual Elements of Compensation

The 2009 compensation program for the Named Executive Officers is composed of three primary elements: annual base salaries and benefits; annual incentive compensation in the form of cash bonus awards made under the Management Compensation Plan or on a discretionary basis; and long-term incentives, consisting primarily of stock options and restricted stock units payable in stock. Our executive compensation strategy generally is for executives to receive a salary competitive with the market, while being eligible for bonuses, stock option grants or restricted stock awards that generally generate value based on Company and individual performance. We believe that competitive base salary levels in combination with performance and stock-based incentives provide our executives with the potential to earn competitive industry total executive compensation levels, if objective strategic and operating performance goals for our Company and individual performance goals are achieved.

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

During the Compensation Committee’s February 10, 2009 meeting, it was reported that in 2009 Mr. Singh elected to take a temporary voluntary reduction of 12.5% of his base salary and certain other executive officers elected to take a temporary voluntary reduction of 10% of their base salaries in order to assist in efforts to preserve the Company’s cash. The adjusted annualized base salary after the voluntary reduction for the executives listed in the Summary Compensation Table was as follows: Mr. Singh, $643,125; Mr. DePodesta, $517,500; and Mr. Kloster, $360,000. The Compensation Committee authorized the Company to compensate each affected executive officer by December 31, 2009 for an amount equal to the associated voluntary salary reduction each took in 2009 if the Company’s unrestricted cash balance exceeded $35 million as of November 30, 2009. Such target cash balance was exceeded at November 30, 2009, and the full amount of all voluntary reductions for each of the affected executive officers was paid.

Benefits. The Company’s Named Executive Officers receive limited benefits that would be considered executive benefits. Most benefits are consistent with those offered generally to employees, which consist of life insurance, travel accident insurance, health insurance, dental insurance, short-term and long-term disability and opportunities to participate in the Company’s 401(k) plan. The Company matches up to 50% of the employee’s 401(k) plan contributions, up to the first 6% of such employee’s salary, with a maximum of $2,000 annually for 2009 and $6,000 for 2010. Please refer to “Compensation of Named Executive Officers—Summary Compensation Table” and the related footnotes for additional information about benefits.

Individual Elements of Annual Incentive Compensation

Overall cash incentive bonuses for the Named Executive Officers are payable based upon the following criteria: (i) the Company’s operating and financial performance (principally performance relative to revenue and EBITDA goals); (ii) success in strengthening the balance sheet and improving the liquidity position of the Company; (iii) furthering the Company’s strategic position in the marketplace through developing and executing new strategic product initiatives; (iv) ensuring compliance with SEC and Sarbanes-Oxley requirements; and (v) individual contribution. Incentive bonuses awards paid for 2009 performance were awarded on a case-by-case basis without any standardized weighting of the foregoing criteria. Payouts were made after consideration of the foregoing criteria and emphasis on individualized efforts in connection with performance both before and after the effectiveness of the Reorganization.

Incentive compensation consists of cash bonuses and awards made under the Management Compensation Plan, and the objective is to motivate executives annually, and to promote long-term growth. We refer to these opportunities as “bonus” opportunities consistent with historical practice. However, for “Summary Compensation Table” purposes, awards and payouts may appear under the column “Non-Equity Incentive Plan Compensation” as well as under the “Bonus” column, consistent with SEC rules, depending upon the nature of the payout.

In the latter half of the first quarter of each year, the Committee generally decides whether to grant individual cash bonuses and determines the amount of these bonuses and awards. The performance bonus targets for 2009 for the Company’s Named Executive Officers were based on the criteria stated above. The Committee’s review of bonuses was based on its knowledge of the Company, its contact with the executives throughout the year and a review of performance, with a primary focus on individual performance as described above.

Refer to the “Summary Compensation Table” and the related footnotes for additional information about incentive bonuses.

Long-Term Stock Awards

We have granted in the past to our executives and other key employees, stock options and restricted stock unit awards. Options have been, and will be, granted at an exercise price equal to the closing sales price of our common stock, as reported on the over-the-counter bulletin board (“OTCBB”), on the date of grant. Options have no monetary value to the executives unless the market price of our common stock increases above the exercise price. Restricted stock unit awards, although having immediate value upon the date of the award, are subject to time vesting provisions or performance conditions, which generally require an executive to remain with our Company during the time vesting period or satisfy performance conditions, before being able to access the value of any such awards. For detail concerning awards under our Management Compensation Plan, see “Item 12.”

Stock options, restricted stock units and equity incentives encourage and reward effective management, which results in long-term corporate financial success, as measured by stock price appreciation. The Compensation Committee believes that option grants, restricted stock units and other equity incentives afford a desirable long-term compensation method because they closely ally the interests of management with stockholder value.

In general, the Company’s long-term stock awards are based upon each executive’s historical contributions, experience and tenure with the Company, expected future contributions to the Company, and in part after examining the competitive marketplace.

On July 1, 2010, in connection with the Reorganization, all prior equity compensation plans and awards were terminated. Thereafter, new awards of restricted stock units (“RSUs”) and stock options were made under the Company’s Management Compensation Plan. See also “—Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End” and “Item 12” herein.

Restricted Stock Unit Award Agreements

On July 2, 2009, the following grants of RSUs were made to certain of Primus’s executive officers pursuant to the Management Compensation Plan.

Grantee	Number of Restricted Stock Units Granted
K. Paul Singh	229,855
John F. DePodesta	79,492
Thomas R. Kloster	34,172

The foregoing RSUs were granted pursuant to the terms and conditions set forth in the form of restricted stock unit agreement (the “Emergence RSU Agreement”). Pursuant to the Emergence RSU Agreement, RSUs will vest in two equal tranches if Primus attains at least ninety percent (90%) of the specified Adjusted EBITDA Targets for any fiscal year during the ten-year term of the Emergence RSU Agreement. Under certain circumstances specified in the Emergence RSU Agreement, if a participant’s employment is terminated during any fiscal year in which the applicable percentage of the Adjusted EBITDA Target for such fiscal year is met, a pro rata portion of such participant’s RSUs will vest based on the number of days such participant was employed during such fiscal year. In accordance with the terms of the Singh Employment Agreement, the DePodesta Separation Agreement and the Kloster Separation Agreement (as such terms are defined under “—Employment Agreement” and “—Separation Agreements”), in the event of an involuntary termination of employment without “cause” (other than on account of death or disability) or by one of these executives for “good reason” or by reason of a “constructive termination, in each case, within twenty-four months after a change of control, all RSUs will immediately vest and be settled in Primus common stock within ten days following such termination.

Stock Option Award Agreements

On July 1, 2009, the following grants of service-based (or time-based) stock options and performance-based stock options were made to certain of Primus’s executive officers pursuant to the Management Compensation Plan:

Grantee	Number of Service-Based Options Granted	Number of Performance-Based Options Granted	Exercise Price Per Share
K. Paul Singh	176,544	57,464	$12.22
John F. DePodesta	61,055	19,873	$12.22
Thomas R. Kloster	26,246	8,543	$12.22

Service-based stock options were granted to these executive officers pursuant to the terms and conditions set forth in the form of stock option agreement (the “Emergence Option Agreement”) and performance-based stock options were granted to these executive officers pursuant to the terms and conditions set forth in the form of performance stock option agreement (the “Emergence Performance Option Agreement”).

Emergence Option Agreement

The Emergence Option Agreement provides for the grant of a nonqualified stock option to purchase shares of Primus common stock at an exercise price per share equal to $12.22. The option vests ratably over two years, with 25% of the option vesting every six months after the date of grant. The stock option expires on the tenth anniversary of the grant date. In accordance with the terms of the Singh Employment Agreement, the DePodesta Separation Agreement and the Kloster Separation Agreement, in the event of an involuntary termination of employment without “cause” (other than on account of death or disability) or by one of these executives for “good reason” or by reason of a “constructive termination,” in each case, within twenty-four months after a change of control, the stock option will become 100% vested as of the date of such termination and will remain exercisable until the earlier of 120 days following such termination and the Expiration Date. With respect to all other participants, upon a change of control, any unvested portion of the stock option will immediately terminate and any vested portion of the stock option will remain exercisable until the earlier of 120 days following the date of the change of control and the Expiration Date.

Emergence Performance Option Agreement

The Emergence Performance Option Agreement provides for the grant of a nonqualified stock option to purchase shares of Primus common stock at an exercise price per share equal to $12.22. The performance option vests in two equal tranches if at least 115% of the specified Adjusted EBITDA Targets is attained for any fiscal year during the term of the Emergence Performance Option Agreement. Under certain circumstances specified in the Emergence Performance Option Agreement, if a participant’s employment is terminated during any fiscal year in which the applicable percentage of the Adjusted EBITDA Target for such fiscal year is met, a pro rata portion (based on the number of days such participant was employed during such fiscal year) of such participant’s performance options will vest and remain exercisable until the earlier of one year following the date on which the Compensation Committee determines the applicable percentage of such Adjusted EBITDA Target has been attained (the “Measurement Date”) and the tenth anniversary of the grant date (the “Expiration Date”). Any unvested portion of the performance option which is not vested and exercisable as of the Measurement Date will thereafter terminate. The performance option expires on the Expiration Date.

Notwithstanding any provision to the contrary in any individual equity award agreement, employment agreement or separation agreement to which Mr. Singh, Mr. DePodesta or Mr. Kloster is a party as of the Effective Date, upon a change of control, any unvested portion of the performance option will immediately terminate and be of no further force and effect and any vested portion of the performance option will remain exercisable until the earlier of one year after the date of the change of control and the Expiration Date.

The foregoing descriptions of the Emergence RSU Agreement, Emergence Option Agreement and Emergence Performance Option Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, copies of which are attached as Exhibits 10.9, 10.10 and 10.11, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2009.

Internal Revenue Code Section 162

The Compensation Committee has reviewed the potential consequences for the Company of Section 162(m) of the Internal Revenue Code, which generally provides that no federal income tax business deduction is allowed for annual compensation in excess of one million dollars paid by a publicly traded corporation to its Chief Executive Officer and three other most highly compensated executive officers, excluding the Chief Financial Officer, as determined in accordance with applicable rules under the Securities Exchange Act of 1934, as amended. It is the current policy of the Compensation Committee to maximize, to the extent reasonably possible, the Company’s ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of the Company and its stockholders. The limitation under Section 162(m) had no net tax effect on the Company for 2009. The limitations of Section 162(m) are not expected to have a material effect on the Company in calendar year 2010.

SUMMARY COMPENSATION TABLE

The following table sets forth, for the years ended December 31, 2009 and 2008, compensation information with respect to the Company’s Chief Executive Officer and the two highest paid other Company executive officers as of December 31, 2009 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)		Non-Equity Incentive Plan Compensation	All Other Compensation (4)		Total
K. Paul Singh Chairman of the Board of Directors, President and Chief Executive Officer	2009 2008	$735,000 $735,000	$350,000 —	$919,420 —	$ $	67,111 108,000	— —	$ $	4,602 7,804	$ $	2,076,133 850,804

John F. DePodesta Executive Vice President, Chief, Legal Officer, Chief Corporate, Development Officer, Secretary and Director	2009 2008	$575,000 $575,000	$25,000 —	$317,968 —	$ $	23,209 54,000	— —	$ $	2,000 2,000	$ $	943,177 631,000

Thomas R. Kloster Chief Financial Officer	2009 2008	$400,000 $400,000	$275,000 —	$136,692 —	$ $	9,977 54,000	— —	$ $	2,000 2,000	$ $	823,669 456,000

(1)	Represents amounts earned by each Named Executive Officer under the Company’s discretionary bonus opportunity under the Management Compensation Plan. See “Narrative Discussion Concerning Executive Compensation—Individual Elements of Compensation; Individual Elements of Annual Incentive Compensation” elsewhere herein.
(2)	Represents restricted stock unit awards (“RSUs”), as awarded on July 2, 2009. These awards will vest in two equal tranches if at least 90% of specified Adjusted EBITDA targets are met for any fiscal year during the ten-year term of the award, provided employment continues through such date (“RSU Vesting Terms”). In light of these performance conditions, the values presented above have been calculated based on the aggregate grant date value of awards computed using the probable outcome of performance conditions (“Probable Outcome Valuation”) in accordance with FASB ASC Topic 718, formerly SFAS No. 123(R) (“ASC 718”). For 2009, each RSU award’s Probable Outcome Valuation equaled the maximum value of such RSUs. See “Item 8—Financial Statements and Supplementary Data—Note 12” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 regarding assumptions underlying the valuation of the Company’s equity awards.
(3)	Amounts were calculated in accordance with ASC 718. A portion of the 2009 award contains time vesting provisions (which was calculated utilizing ASC 718) and a portion contains performance vesting provisions (which was calculated using the Probable Outcome Valuation). For 2009, options granted with performance vesting provisions had a Probable Outcome Valuation equal to the maximum value of such options. It should be noted that all equity compensation awards granted before July 1, 2009 were cancelled in connection with the Reorganization. See “Item 8—Financial Statements and Supplementary Data—Note 12” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 regarding assumptions underlying the valuation of the Company’s equity awards.
(4)	Represents $2,000 in matching contributions made to the Company’s 401(k) plan on behalf of each of the Named Executive Officers and additional amounts for Mr. Singh related to reimbursements for financial planning expenditures and disability insurance premiums. There are no other pension or non-qualified deferred compensation programs at Primus.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the outstanding equity awards at December 31, 2009 for the Company’s Named Executive Officers.

Stock Based Compensation Information at December 31, 2009

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price($)	Option Expiration Date	Number of Shares, Units or Other Rights that Have Not Vested		Market Value of Share, Units or Other Rights That Have Not Vested
K. Paul Singh	—		176,544	(1)	$12.22	7/1/2019	114,927	(2)	$660,830	(4)
	28,732	(3)	28,732	(3)	$12.22	7/1/2019	—		—

John F. DePodesta (5)	—		61,055	(1)	$12.22	7/1/2019	39,746	(2)	$228,540	(4)
	9,937	(3)	9,936	(3)	$12.22	7/1/2019	—		—

Thomas R. Kloster	—		26,246	(1)	$12.22	7/1/2019	17,087		$98,250	(4)
	4,272	(3)	4,271	(3)	$12.22	7/1/2019	—		—

(1)	Represents stock options subject to time-based vesting, whereby 25% of the option will vest on each six-month anniversary following the July 1, 2009 date of grant, provided employment continues through such date.
(2)	See footnote (2) of the Summary Compensation Table for RSU Vesting Terms. A performance condition was deemed satisfied and thereby 50% of the original award vested.
(3)	Represents stock options with performance-based vesting. One-half of this award shall vest upon satisfaction of performance objectives (i.e., at least 115% of Adjusted EBITDA targets for specified annual periods), provided employment continues through such date. A performance condition was deemed satisfied and thereby 50% of the original award vested.
(4)	Represents the value equal to the number of unvested RSUs multiplied by the closing price of Primus common stock on December 31, 2009 of $5.75.
(5)	Mr. DePodesta resigned from all positions with the Company and its subsidiaries as of March 31, 2010. A portion of the awards listed above was cancelled in connection with such termination. See “Item 13.”

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

Separation Agreements

Separation Agreement for John F. DePodesta. On the Effective Date, the Company and Primus Telecommunications, Inc., an indirect wholly owned subsidiary of the Company (“PTI”), entered into a Separation Agreement with John F. DePodesta, Director and Executive Vice President of the Company and certain of its subsidiaries (the “DePodesta Separation Agreement”), in accordance with the Reorganization.

The DePodesta Separation Agreement provided for an initial three-year term commencing on the Effective Date, subject to automatic renewal for successive one-year periods beginning on the second anniversary of the Effective Date. In the event that Mr. DePodesta is terminated by the Company and/or PTI without “cause” or if he incurs a “constructive termination” (in each case, a “qualifying termination of employment”), subject to the execution of a general release of claims and continued compliance with certain restrictive covenants (described below), Mr. DePodesta will be entitled to a lump sum cash severance payment equal to no more than two times the sum of his annual base salary and his target annual bonus and continuation of certain welfare benefits for a period of twenty-four months following the date of termination. In addition, in the event of a qualifying termination of employment within twenty-four months after a change of control, all outstanding equity awards, with the exception of certain performance options, granted to Mr. DePodesta will become 100% vested as of the date of his termination of employment.

The DePodesta Separation Agreement also contains certain restrictive covenants, including a confidentiality provision, a non-solicitation provision (which remains in effect during employment and for two years following termination of employment), a non-competition provision (which remains in effect during employment and for one year following termination of employment), and a post-termination cooperation clause.

Effective March 31, 2010, Mr. DePodesta resigned from, and he and the Company mutually agreed to terminate, all director, officer and employment positions Mr. DePodesta held with Primus and its subsidiaries. See “Item 13” for further detail.

Separation Agreement for Thomas R. Kloster. On the Effective Date, PTI entered into a Separation Agreement with Thomas R. Kloster, Chief Financial Officer of the Company and certain of its subsidiaries (the “Kloster Separation Agreement”), in accordance with the Reorganization Plan.

The Kloster Separation Agreement is for an initial three-year term commencing on the Effective Date, subject to automatic renewal for successive one-year periods beginning on the second anniversary of the Effective Date. In the event that Mr. Kloster is terminated by PTI without “cause” or if he incurs a “constructive termination” (in each case, a “qualifying termination of employment”), subject to the execution of a general release of claims and continued compliance with certain restrictive covenants (described below), he will be entitled to cash severance payable in installments, equal to one year of annual base salary and his annual bonus target (provided that the combined total of such amounts is not to exceed $650,000) and continuation of certain welfare benefits for a period of twelve months following the date of termination. In addition, in the event of a qualifying termination of employment within twenty-four months after a change of control, all outstanding equity awards, with the exception of certain performance options (described below), granted to Mr. Kloster will become 100% vested as of the date of his termination of employment.

The Kloster Separation Agreement also contains certain restrictive covenants including a confidentiality provision, a non-solicitation provision (which remains in effect during employment and for two years following termination of employment), a non-competition provision (which remains in effect during employment and for one year following termination of employment), and a post-termination cooperation clause.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consisted of Messrs. Hershberg and Kaul prior to July 1, 2009 and Messrs. Aquino, Spirtos and Subin beginning July 1, 2009. None of such members were at any time officers or employees of the Company. No executive officer of the Company serves as a member of the Board of Directors or compensation committee of another entity that has one or more executive officers who will serve as a member of the Board of Directors or the Company’s Compensation Committee.

Compensation of Outside Directors

Annual Cash Compensation. The Company pays non-employee directors a quarterly fee of $7,500, reimburses their expenses and pays a $2,500 supplement for each regular quarterly meeting attended. For 2009, our outside directors, in the aggregate, earned cash fees (both for Board and Board Committee meetings) totaling $157,500. There was no increase in the cash compensation structure for directors in the year 2009.

Stock-Based Compensation. In addition, unless otherwise provided by the Compensation Committee, immediately following each annual meeting of the shareholders of Primus during the term of the Management Compensation Plan commencing with the 2010 annual meeting of shareholders, each non-employee director will be granted a nonqualified stock option to purchase 10,000 shares of Primus common stock with an exercise price per share equal to the fair market value of a share of common stock on the date of grant. Each stock option so granted will vest and become exercisable ratably in three installments commencing on the date of grant and each anniversary thereafter, such that 100% of the option will be vested and exercisable on the second anniversary of the grant date (subject to continued service as a non-employee director through each applicable vesting date). All other terms and conditions of the grants will be established by the Compensation Committee and set forth in the non-employee director’s award agreement.

Non-Equity Incentive Plan Compensation. We do not provide Non-Equity Incentive Compensation to our Directors.

Pension Benefits. We do not have a pension plan and therefore, do not offer any such pension arrangements to our Directors.

Outside Directors Compensation Table

The following table provides compensation information for the year ending December 31, 2009 for each non-employee member of our Board of Directors:

Director	Fees Earned or Paid In Cash (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation	Total
David E. Hershberg	$20,000	—	—	—	—	$20,000
Douglas M. Karp	20,000	—	—	—	—	20,000
Pradman P. Kaul	20,000	—	—	—	—	20,000
Paul G. Pizzani	20,000	—	—	—	—	20,000
John G. Puente	17,500	—	—	—	—	17,500
Peter D. Aquino	20,000	—	—	—	—	20,000
John B. Spirtos	20,000	—	—	—	—	20,000
Neil S. Subin	20,000	—	—	—	—	20,000

Total	$157,500	—	—	—	—	$157,500

(1)	Represents the aggregate dollar amount of all fees earned or paid in cash for services as a director, including quarterly retainer fees and attendance fees as described above.
(2)	As of December 31, 2009, there were no restricted stock units, stock options or non-equity incentive compensation awards outstanding for each outside director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of April 1, 2010 with respect to all of the Company’s equity compensation plans in effect as of December 31, 2009.

Plan Category	Number of securities issued or to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,000,000	$12.22	208,763
Equity compensation plans not approved by security holders	—	—	—

Total	1,000,000	$12.22	208,763

(1)	The Management Compensation Plan was approved in connection with, and became effective on the Effective Date of, the Reorganization.

Management Compensation Plan

On the Effective Date of the Reorganization, the Primus Telecommunications Group, Incorporated Management Compensation Plan (the “Management Compensation Plan”) became effective. As authorized in connection with the Reorganization and awarded pursuant to the Management Compensation Plan, grants of restricted stock units and stock options to acquire shares of Primus common stock were made to certain executive officers and employees of Primus and its subsidiaries as follows:

•	400,000 restricted stock units were granted to certain employees and executive officers of Primus;

•	387,403 service-based stock options were granted to certain executive officers and employees of Primus and its subsidiaries; and

•	100,000 performance-based stock options were granted to certain employees and executive officers of Primus.

The following is a summary description of the Management Compensation Plan. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of such plan, a copy of which is identified as an exhibit to the Company’s 2009 Annual Report on Form 10-K and is incorporated herein by reference.

Effective Date

The Management Compensation Plan became effective on the Effective Date. Unless earlier terminated by the Board, the Management Compensation Plan will expire on the tenth anniversary of its effective date.

Purposes of the Management Compensation Plan

The purposes of the Management Compensation Plan are to allow Primus to attract, motivate and retain employees, independent contractors, and non-employee directors of Primus and its subsidiaries and affiliates. The Management Compensation Plan also is designed to (i) encourage stock ownership by these individuals, thereby aligning their interests with those of Primus’s shareholders and (ii) permit the payment of compensation that qualifies as performance-based compensation under section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Common Stock Available for Issuance

The Management Compensation Plan provides that awards may be granted for up to 1,000,000 shares of Primus common stock, subject to adjustment in the case of certain changes in capitalization of Primus, including, among other things, a reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange, or other similar corporate transaction or event that affects the Primus common stock. The maximum aggregate number of shares of Primus common stock that may be granted during any fiscal year to any single individual who is likely to be a “covered employee” within the meaning of section 162(m)(3) of the Internal Revenue Code is 600,000, in the case of stock options or stock appreciation rights, and 400,000, in the case of restricted stock or other stock-based awards (other than stock appreciation rights).

Types of Awards

The Management Compensation Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other stock-based or cash-based performance awards (collectively, “awards”).

Administration

The Compensation Committee administers the Management Compensation Plan. The Compensation Committee has broad authority to administer, construe and interpret the Management Compensation Plan;

however, it may not take any action with respect to an award that would be treated, for accounting purposes, as a “repricing” of an award unless the action is approved by the shareholders of Primus.

Participation

Awards under the Management Compensation Plan may be granted to officers, independent contractors, employees and non-employee directors of Primus and its subsidiaries and affiliates, except incentive stock options may only be granted to employees (including officers and directors who are also employees) of Primus or any of its subsidiaries.

Stock Options

The Compensation Committee may grant incentive stock options or nonqualified stock options to eligible individuals on the terms and conditions, consistent with the provisions of the Management Compensation Plan, as it determines, and as evidenced in an award agreement. The exercise price per share of Primus common stock purchasable under a stock option will be determined by the Compensation Committee, but may not be less than the fair market value of a share of Primus common stock as of the date the option is granted. Stock options will be exercisable during the specified exercise period at the times and upon the conditions as determined by the Compensation Committee, but in no event may a stock option be exercisable for more than ten years after the date of grant. The Compensation Committee may, in its sole discretion, accelerate the date on which any stock option becomes exercisable.

When exercising a stock option, all shares of Primus common stock purchased upon exercise are required to be paid for in full at the time of purchase in such form as permitted under the Management Compensation Plan or as determined by the Compensation Committee.

Unless otherwise provided in an applicable award agreement or other individual agreement, or unless otherwise determined by the Compensation Committee, in the event that a participant terminates employment or service with Primus and/or its subsidiaries, (i) any outstanding stock options that are not exercisable as of the participant’s date of termination will terminate, and (ii) any outstanding stock options that are exercisable as of such date will remain exercisable until the earlier of ninety (90) days following the date of such termination and the expiration of the term of the stock option, and the stock option will thereafter terminate, except that:

•

Cause. If a participant’s employment or service is terminated for cause, all outstanding stock options, whether vested or unvested, will terminate on the date of the participant’s termination of employment or service.

•

Disability or Death. If a participant’s employment or service is terminated by reason of death or disability, (i) any outstanding stock options that are not exercisable as of such date will terminate, and (ii) any outstanding stock options that are exercisable as of such date will remain exercisable until the earlier of one (1) year following such date and the expiration of the term of the stock option, and the stock option will thereafter terminate.

•

Retirement. If a participant’s employment or service terminates upon retirement on or after the participant’s normal retirement date (as established under any qualified retirement plan of Primus or any subsidiary), (i) any outstanding stock options that are not exercisable as of such date will terminate, and (ii) any outstanding stock options that are exercisable on the date of such termination will remain exercisable until the earlier of eighteen (18) months following such date and the expiration of the term of the stock option, and the stock option will thereafter terminate.

Restricted Stock

The Compensation Committee may grant restricted stock awards to eligible participants on the terms and conditions, consistent with the Management Compensation Plan, as it determines and as evidenced in an award agreement. The vesting of a restricted stock award may be conditioned upon the completion of a specified period of employment or service, the attainment of specified performance goals, or any other criteria that the Compensation Committee may establish. The Compensation Committee will determine the price to be paid by the participant for each share of restricted stock.

If set forth in the applicable award agreement, a restricted stock award may provide that the participant will have the right to vote and receive dividends on restricted stock granted under the Management Compensation Plan. Unless otherwise provided in the award agreement, any Primus common stock received as a dividend on or in connection with a stock split of the shares of Primus common stock underlying a restricted stock award will be subject to the same restrictions as the shares of Primus common stock underlying such award.

Upon a participant’s termination of employment or service with Primus or any of its affiliates or subsidiaries during the applicable restriction period, the restricted stock award will be forfeited. However, the Committee may provide that restrictions or forfeiture conditions relating to any restricted stock awards will be waived in the event of terminations resulting from specific causes, and the Compensation Committee may in other cases waive the forfeiture of restricted stock.

Other Stock-Based and Cash-Based Awards

The Compensation Committee is authorized to grant awards in the form of other stock-based awards or other cash-based awards. The terms and conditions of these awards, including any performance goals or performance periods, will be determined by the Compensation Committee at the date of grant or thereafter, and will be evidenced in an award agreement.

Change of Control

In the event that a participant’s employment or service is terminated without “cause” or by the participant for “good reason”, in each case, within twenty-four (24) months following a change of control of Primus, the Compensation Committee may, in its sole discretion, accelerate the vesting or payment of any outstanding awards. In addition, the Compensation Committee may, in its sole discretion, accelerate the vesting or payment of any award effective immediately upon the occurrence of a change of control or convert the vesting of performance-based awards to a time-based awards, in each case, only if these actions would not cause any award to result in deferred compensation that is subject to the additional 20% tax imposed under section 409A of the Internal Revenue Code.

Amendment and Termination

The Board generally may amend, alter, or discontinue the Management Compensation Plan at any time. However, the Board may not amend, alter or discontinue the Management Compensation Plan in a manner that would impair the rights of a participant with respect to awards granted thereunder prior to any amendment, alteration or discontinuation without the participant’s consent. In addition, stockholder approval is required for any amendment that increases the total number of shares of Primus common stock reserved for grant under the Management Compensation Plan, materially increases the benefits provided under the Management Compensation Plan, or materially alters the eligibility provisions of the Management Compensation Plan. Unless earlier terminated by the Board pursuant to the Management Compensation Plan, the Management Compensation Plan will terminate on the tenth anniversary of its effective date. No awards will be granted under the Management Compensation Plan after the termination date.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 31, 2010, the Company had five registered holders of record of 9,743,157 shares of its Common Stock. For purposes of this filing, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein.

The following table sets forth, as of March 31, 2010, certain information as to the beneficial ownership by each person listed below of shares of the Common Stock, including shares of Common Stock as to which a right to acquire beneficial ownership existed (for example, through the exercise of Common Stock options that are exercisable as of, and within 60 days from, March 31, 2010,) within the meaning of Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, by: (i) each person or group who is known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director or nominee for director, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person had, as of March 31, 2010, sole voting power and sole investment power with respect to the Company’s shares, subject to community property laws as applicable.

Name and Business Address	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares of Common Stock (1)
Southpaw Asset Management LP and its affiliates or affiliated funds (2) Four Greenwich Office Park Greenwich, CT 06831	1,105,291	11.3%

Altai Capital Management, LLC and its affiliates or affiliated funds (3) 157 West 57th Street, 10th Floor New York, NY 10019	750,366	7.7%

Black Horse Capital Management, LLC and its affiliates or affiliated funds (4) 338 S. Sharon Amity Road, #202 Charlotte, NC 28211	704,700	7.2%

Burlingame Asset Management, LLC and its affiliates or affiliated funds (5) One Market Street Spear Street Tower Suite 3750 San Francisco, CA 94105	627,327	6.4%

Morgens, Waterfall, Vintiadis & Co., Inc. and its affiliates or affiliated funds (6) 600 Fifth Avenue 27th Floor New York, NY 10020	610,140	6.3%

Whitebox Advisors, LLC, and its affiliates or affiliated funds (7) 3033 Excelsior Boulevard Suite 300 Minneapolis, MN 55416	539,244	5.5%

Michael A. Roth and Brian J. Stark, as Joint Filers (8) 3600 South Lake Drive Ft. Francis, WI 53235	531,322	5.5%

Name and Business Address	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares of Common Stock (1)
Nomura Corporate Research and Asset Management (9) 2 World Financial Center, 18th Floor New York, NY 10128	514,915	5.1%

K. Paul Singh (10) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	150,789	1.6%

John F. DePodesta (11) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	52,149	*

Thomas R. Kloster (12) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	22,043	*

James C. Keeley (13) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	-0-	*

Peter D. Aquino (14) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	-0-	*

John B. Spirtos (15) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	-0-	*

Neil S. Subin (16) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	-0-	*

All executive officers and directors as a group (17) 7901 Jones Branch Drive, Suite 900 McLean, VA 22102	224,981	2.3%

*	Less than 1% of the outstanding Common Stock.
(1)	Shares of Common Stock subject to options currently exercisable or which become exercisable on or prior to 60 days from March 31, 2010 (“Currently Exercisable Options”) are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership information and percentages do not include outstanding Company warrants or contingent value rights, which were not exercisable on or prior to 60 days from March 31, 2010.
(2)	Based upon Schedule 13G Amendment No. 1 filed with the SEC on February 16, 2010 by the entity listed above and its affiliates, or affiliated funds, listed as follows: Southpaw Holdings LLC; Southpaw Credit Opportunity Master Fund LP; Kevin Wyman; Howard Golden.
(3)	Based upon Schedule 13G Amendment No. 1 filed with the SEC on February 16, 2010 by the entity listed above and its affiliates, or affiliated funds, listed as follows: Altai Capital Master Fund, Ltd.; Altai Capital Management, L.P.; Steve Tesoriere; and Risi Bajaj.
(4)	Based upon Schedule 13G Amendment No. 1 filed with the SEC on February 16, 2010 by the entity listed above and its affiliates, listed as follows: Black Horse Capital L.P.; Black Horse Capital (QP) LP; Black Horse Capital Master Fund Ltd.; and Dale Chappell.

(5)	Based upon Schedule 13G Amendment No. 1 filed with the SEC on February 16, 2010 by the entity listed above and its affiliates, listed as follows: Burlingame Equity Investors, LP; Burlingame Equity Investors II, LP; Burlingame Equity Investors Offshore Ltd.; and Blaire E. Sanford.
(6)	Based upon Schedule 13G Amendment No. 1 filed with the SEC on February 4, 2010, by the entity listed above and its affiliates, or affiliated funds, listed as follows: Phaeton International (BVI) Ltd.; Phoenix Partners, L.P.; Phoenix Partners II, L.P. and Edwin H. Morgens. Includes shares subject to warrants to purchase 143,334 shares of common stock of the Company.
(7)	Based upon Schedule 13G Amendment No. 3 filed with the SEC on February 9, 2010 by the entity listed above and its affiliates, or affiliated funds, listed as follows: Whitebox Convertible Arbitrage Advisors LLC; Whitebox Convertible Arbitrage Partners 1, L.P.; Whitebox Concentrated Convertible Arbitrage Fund, L.P.; Whitebox Concentrated Convertible Arbitrage Fund, Ltd.; Whitebox Combined Advisors, LLC; Whitebox High Yield Advisors, LLC; Whitebox Combined Partners, L.P.; Whitebox Hedged High Yield Partners, L.P.; Whitebox Multi-Strategy Fund, L.P.; Whitebox Credit Arbitrage Fund, L.P.; Whitebox Multi-Strategy Fund, Ltd,; Whitebox Credit Arbitrage Fund, Ltd.; Pandora Select Advisors, LLC; Pandora Select Partners, LP; Pandora Select Fund, L.P.; and Pandora Select Fund, Ltd.
(8)	Based upon Schedule 13G filed with the SEC on July 30, 2009 by the persons listed above.
(9)	Based upon Schedule 13G filed with the SEC on April 15, 2010. Includes shares subject to warrants to purchase 198,042 shares of common stock of the Company.
(10)	Also includes 72,868 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to Mr. Singh.
(11)	Also includes 25,201 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to Mr. DePodesta.
(12)	Also includes 10,834 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to Mr. Kloster.
(13)	There are no Currently Exercisable Options held by Mr. Keeley.
(14)	There are no Currently Exercisable Options held by Mr. Aquino.
(15)	There are no Currently Exercisable Options held by Mr. Spirtos.
(16)	There are no Currently Exercisable Options held by Mr. Subin.
(17)	Consists of seven (7) people and includes 108,903 shares of Common Stock issuable upon the exercise of Currently Exercisable Options granted to directors and executive officers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationship and Related Transactions

The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

On March 29, 2010, John F. DePodesta resigned from all of his director, officer and employment positions with the Company and all of its subsidiaries in a mutually agreed upon termination of services. In connection with such resignation, Primus, Primus Telecommunications, Inc. (“PTI” and together with Primus, the “Companies”) and John F. DePodesta entered into a Termination Agreement (the “Termination Agreement”) in connection with the mutually agreed upon termination of all positions of Mr. DePodesta with the Companies and all of their affiliates effective as of March 31, 2010 (“Termination”). No appointments have been made to provide for a successor to Mr. DePodesta concerning his former positions with the Companies and their affiliates.

The Companies and Mr. DePodesta are parties to a Separation Agreement dated July 1, 2009, which was approved as part of the Reorganization. As required under the Separation Agreement, the Termination Agreement provides that the Companies will (1) pay Mr. DePodesta an aggregate lump sum payment of

$1,581,225 on October 1, 2010, (2) pay Mr. DePodesta, commencing on October 1, 2010, the sum of $10,125 and thereafter make 23 consecutive monthly payments of $10,125 each for certain health and insurance benefits, and (3) pay the premiums for certain vision and dental insurance coverage for the 18 month period commencing with the Termination. The Termination Agreement provides for the vesting of 9,937 restricted stock units for Company common shares (“RSUs”) granted to Mr. DePodesta under his July 2, 2009 Restricted Stock Unit Agreement and the vesting of 2,484 non-qualified stock options (“NQSOs”) to purchase shares of Company common stock granted to Mr. DePodesta under a Non-Qualified Stock Option Agreement dated July 1, 2009, if the Company achieves targeted 2010 Adjusted EBITDA levels designated in those agreements. The Termination Agreement also provides for the vesting of 15,264 NQSO’s granted to Mr. DePodesta under his July 1, 2009 Non-Qualified Stock Option Agreement. The remaining unvested RSU’s and NQSO’s previously awarded to Mr. DePodesta were cancelled in connection with Termination.

Under the Agreement, Mr. DePodesta executed a general release for the benefit of the Companies and their affiliates and agreed to certain confidentiality, non-solicitation (two years), non-competition (one year), and cooperation covenants and related contractual obligations. The Company and Mr. DePodesta also agreed to an arrangement for certain professional consultation services to be provided by Mr. DePodesta for a six-month period following Termination; under this arrangement, Mr. DePodesta is entitled to be compensated at $500 per hour and provide up to 32 hours per month so long as the number of hours Mr. DePodesta provides does not exceed on an annualized basis 20% of the average annual hours he worked for the Companies and their affiliates during the prior 36 months. In addition, the Company is entitled to impose a monthly limit on services that could otherwise result in professional fee payment obligations by the Company to Mr. DePodesta in excess of $10,000 per month.

During the year ended 2008 and 2009, the Company had no reportable related party transactions other than those described above and in this Form 10-K/A.

Director Independence

The Board of Directors has determined that each current board member, Mr. Peter D. Aquino, Mr. John B. Spirtos and Mr. Neil S. Subin, meets the independence requirements under the Marketplace Rules of the NASD and rules of the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed herewith as part of this Form 10-K/A.

b) Exhibit listing

Exhibit Number	Description
10.1(1)	Termination Agreement dated March 29, 2010 by and between John F. DePodesta and Primus Telecommunications Group, Incorporated and Primus Telecommunications, Inc.

10.2(1)	Agreement for Professional Services dated March 31, 2010 by and between Primus Telecommunications Group, Incorporated and John F. DePodesta

31	Certifications*

32	Certification.**

*	Filed herewith.
**	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the same exhibit numbers filed within the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2010.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2010.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

By:	/s/ K. PAUL SINGH
K. Paul Singh Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/ K. PAUL SINGH K. Paul Singh		Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	April 28, 2010

/s/ THOMAS R. KLOSTER Thomas R. Kloster		Chief Financial Officer (Principal Financial Officer)	April 28, 2010

/s/ JAMES C. KEELEY James C. Keeley		Vice President, Corporate Controller (Principal Accounting Officer)	April 28, 2010

/s/ PETER D. AQUINO* Peter D. Aquino		Director	April 28, 2010

/s/ JOHN B. SPIRTOS* John B. Spirtos		Director	April 28, 2010

/s/ NEIL S. SUBIN* Neil S. Subin		Director	April 28, 2010

*By:	/s/ K. PAUL SINGH K. Paul Singh Attorney-in-fact	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	April 28, 2010