Form 10-Q
period 2010-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2010-05-17
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010
Common Stock $0.001 par value	9,743,157

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
NET REVENUE	$204,393	$193,281
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	130,009	128,655
Selling, general and administrative	52,892	44,930
Depreciation and amortization	18,984	6,076
(Gain) loss on sale or disposal of assets	10	(59)

Total operating expenses	201,895	179,602

INCOME (LOSS) FROM OPERATIONS	2,498	13,679
INTEREST EXPENSE	(9,337)	(10,775)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(44)	189
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(2,043)	—
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	228	227
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	6,002	(3,050)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(2,696)	270
REORGANIZATION ITEMS, net	1	16,568

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,695)	16,838
INCOME TAX BENEFIT (EXPENSE)	1,999	(2,796)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(696)	14,042
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(167)	(438)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	251

NET INCOME (LOSS)	(863)	13,855
Less: Net (income) loss attributable to the noncontrolling interest	(136)	136

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(999)	$13,991

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.08)	$0.10
Income (loss) from discontinued operations	(0.02)	—
Gain (loss) from sale of discontinued operations	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.10)	$0.10

DILUTED LOSS PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.08)	$0.08
Income (loss) from discontinued operations	(0.02)	—
Gain (loss) from sale of discontinued operations	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.10)	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,645	142,695

Diluted	9,645	169,449

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(832)	$14,178
Income (loss) from discontinued operations	(167)	(438)
Gain (loss) from sale of discontinued operations	—	251

Net income (loss)	$(999)	$13,991

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,079	$42,538
Accounts receivable (net of allowance for doubtful accounts receivable of $5,811 and $8,163)	83,842	89,342
Prepaid expenses and other current assets	15,980	15,147

Total current assets	151,901	147,027
RESTRICTED CASH	10,756	10,438
PROPERTY AND EQUIPMENT—Net	142,694	147,606
GOODWILL	65,042	64,220
OTHER INTANGIBLE ASSETS—Net	174,603	178,807
OTHER ASSETS	10,491	10,816

TOTAL ASSETS	$555,487	$558,914

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$42,893	$45,819
Accrued interconnection costs	38,205	37,561
Deferred revenue	12,624	13,882
Accrued expenses and other current liabilities	45,548	49,704
Accrued income taxes	10,866	10,629
Accrued interest	10,653	1,985
Current portion of long-term obligations	1,274	4,274

Total current liabilities	162,063	163,854
LONG-TERM OBLIGATIONS	253,048	253,242
DEFERRED TAX LIABILITY	33,876	36,052
OTHER LIABILITIES	7,909	5,857

Total liabilities	456,896	459,005
COMMITMENTS AND CONTINGENCIES (See Note 6.)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value—80,000,000 shares authorized; 9,743,157 and 9,600,000 shares issued and outstanding	10	10
Additional paid-in capital	85,276	85,533
Accumulated earnings	5,733	6,732
Accumulated other comprehensive income (loss)	3,756	4,064

Total stockholders’ equity before noncontrolling interest	94,775	96,339

Noncontrolling interest	3,816	3,570

Total stockholders’ equity	98,591	99,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$555,487	$558,914

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(863)	$13,855
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	(1)	(16,568)
Provision for doubtful accounts receivable	1,834	2,230
Stock compensation expense	87	16
Depreciation and amortization	19,048	6,096
(Gain) loss on sale or disposal of assets	10	(310)
Accretion (amortization) of debt premium/discount, net	44	(189)
Change in fair value of Contingent Value Rights	2,043	—
Deferred income taxes	(2,303)	—
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(5,854)	3,143
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	2,689	5,101
(Increase) decrease in prepaid expenses and other current assets	(689)	(1,421)
(Increase) decrease in other assets	148	2,270
Increase (decrease) in accounts payable	(2,881)	(7,375)
Increase (decrease) in accrued interconnection costs	865	(1,838)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(4,993)	37
Increase (decrease) in accrued income taxes	(83)	390
Increase (decrease) in accrued interest	8,633	(794)

Net cash provided by operating activities before cash reorganization items	17,734	4,643
Cash effect of reorganization items	(137)	(3,794)

Net cash provided by operating activities	17,597	849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,913)	(2,786)
Sale of property and equipment and intangible assets	26	59
Cash from disposition of business, net of cash disposed	—	232
Cash used in business acquisitions, net of cash acquired	—	(199)
(Increase) decrease in restricted cash	(51)	(215)

Net cash used in investing activities	(4,938)	(2,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(3,389)	(3,008)

Net cash used in financing activities	(3,389)	(3,008)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	271	104

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,541	(4,964)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,538	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,079	$32,036

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$723	$11,099
Cash paid for taxes	$236	$469
Non-cash investing and financing activities:
Capital lease additions	$19	$537
Accrued deferred financing costs	$513	$—

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
NET INCOME (LOSS)	$(863)	$13,855

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(198)	1,473

COMPREHENSIVE INCOME (LOSS)	(1,061)	15,328
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(246)	201

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(1,307)	$15,529

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

As of July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC No. 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. The consolidated condensed statements of operations, cash flows, comprehensive income (loss) and any references to “Successor” or “Successor Company” for the three months ended March 31, 2010, show the operations of the reorganized Company. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009. See Note 3—Fresh Start Accounting.

The results for all periods presented in this quarterly Form 10-Q reflect the activities of certain operations as discontinued operations (see Note 11—“Discontinued Operations”).

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

Effective January 1, 2009, the Company adopted ASC No. 810, “Consolidation.” This statement changed the presentation of outstanding noncontrolling interests in one or more subsidiaries or the deconsolidation of those subsidiaries. Reconciliations at the beginning and the end of the period of the total equity, equity attributable to the Company and equity attributable to the noncontrolling interest for Successor’s three months ended March 31, 2010 and Predecessor’s three months ended March 31, 2009 are as follows (in thousands):

	Successor
			As of March 31, 2010
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock				Accumulated Other Comprehensive Loss
	Total	Comprehensive Income	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Noncontrolling Interest
Balance as of December 31, 2009	$99,909		9,600	$10	$85,533	$6,732	$4,064	$3,570
Stock Option Compensation Expense	87		—	—	87	—	—	—
Common shares issued for restricted stock units	(344)		143		(344)
Comprehensive Income			—	—	—	—	—	—
Net income (loss)	(863)	$(863)	—	—	—	(999)	—	136

Other comprehensive income (loss)	(198)	(198)	—	—	—	—	(308)	110
Comprehensive Income	(1,061)	$(1,061)

Balance as of March 31, 2010	$98,591		9,743	$10	$85,276	$5,733	$3,756	$3,816

			As of March 31, 2009
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock				Accumulated Other Comprehensive Loss
	Total	Comprehensive Income	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Noncontrolling Interest
Balance as of January 1, 2009	$(458,725)		142,695	$1,427	$718,956	$(1,099,809)	$(82,113)	$2,814
Stock Option Compensation Expense	16	—	—	—	16	—	—	—
Comprehensive Income
Net income (loss)	13,855	13,855	—	—	—	13,991	—	(136)
Other comprehensive income (loss)	1,473	1,473	—	—	—	—	1,538	(65)

Comprehensive Income	15,328	$15,328

Balance as of March 31, 2009	$(443,381)		142,695	$1,427	$718,972	$(1,085,818)	$(80,575)	$2,613

Discontinued Operations—During the first quarter 2010, the Company initiated the sale of certain assets of its Spain and European agent serviced retail operations; and, therefore, has reported such operations as discontinued operations.

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

Reorganization Costs—In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No. 852, “Reorganizations,” for periods including and subsequent to the filing of the Chapter 11 petition through the bankruptcy emergence date of July 1, 2009, all revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, net, in the Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.

Presentation of Taxes Collected—The Company reports any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer (including sales, use, value-added and some excise taxes) on a net basis (excluded from revenues).

Stock-Based Compensation—The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under ASC No. 718, “Compensation—Stock Compensation,” consistent with that used for pro forma disclosures under ASC No. 718. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. Because of the short trading history of the Successor Company’s common stock, the Company calculates the expected volatility by averaging the historical volatility of the stock price of the Successor Company’s common stock and historical volatility of a peer group in the telecommunication industry with similar market capitalization. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of embedded derivatives, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of the Company’s stock options required by ASC No. 718 and various tax contingencies.

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

Estimates of fair value represent the Company’s best estimates developed with the assistance of independent appraisals or various valuations technique including Black-Scholes and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Any adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded goodwill.

Property, Plant and Equipment—Property and equipment is recorded at cost less accumulated depreciation, which was provided on the straight-line method over the estimated useful lives of the assets. Cost included major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs were expensed as incurred. The estimated useful lives of property and equipment were as follows: network equipment—5 to 8 years, fiber optic and submarine cable—8 to 25 years, furniture and equipment—5 years, leasehold improvements and leased equipment—shorter of lease or useful life. In accordance with ASC No. 350, “Intangible—Goodwill and Other,” costs for internal use software that were incurred in the preliminary project stage and in the post-implementation stage were expensed as incurred. Costs incurred during the application development stage were capitalized and amortized over the estimated useful life of the software.

New Accounting Pronouncements

Accounting Standards Update No. 2010-12 “Income Taxes (Topic 740): Accounting for Certain Tax effects of the 2010 Health Care Reform Acts” (“ASU No. 2010-12”)

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts, which contains an SEC staff announcement addressing a potential accounting issue specific to companies with period ends between March 23 and March 30, 2010. On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the “Acts”). Recently, questions have arisen about the effect, if any, that the different signing dates might have on the accounting for these two Acts. The FASB staff and the Office of the Chief Accountant have concluded that they would not object to a view that the two Acts should be considered together for accounting purposes. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”)

We adopted certain provisions of ASU No. 2010-06 in the first quarter of 2010. These provisions of ASU No. 2010-06 amended Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall,” by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities, a subset of the captions disclosed in our Consolidated Balance Sheets. The adoption did not have a material impact on our financial statements or our disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.

Certain provisions of ASU No. 2010-06 are effective for fiscal years beginning after December 15, 2010, which for us will be our 2011 first quarter. These provisions of ASU No. 2010-06, which amended Subtopic 820-10, will require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, whereas currently these are presented in aggregate as one line item. Although this may change the appearance of our reconciliation, we do not believe the adoption will have a material impact on our financial statements or disclosures.

Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”)

We adopted ASU No. 2010-09 in the first quarter of 2010. ASU No. 2010-09 amended Subtopic 855-10, “Subsequent Events—Overall” by removing the requirement for a United States Securities and Exchange

Commission (“SEC”) registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, we removed the related disclosure from Footnote No. 1, “Basis of Presentation.” The adoption did not have a material impact on our financial statements.

Accounting Standards Update No. 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”)

We adopted ASU No. 2009-17 in the first quarter of 2010. The provisions of ASU No. 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. In addition, ASU No. 2009-17 amends the Consolidation Topic of the FASB ASC regarding when and how to determine, or re-determine, whether an entity is a VIE, which could require consolidation. Furthermore, ASU No. 2009-17 requires ongoing assessments of whether an entity is the primary beneficiary of a VIE. The provisions in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this standard did not have an impact on the Company’s financial position, results of operations, cash flows, or comprehensive income.

3.	FRESH START ACCOUNTING

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

As of March 31, 2010 the Company has completed the valuation of its assets and liabilities and has completed its adoption of fresh-start accounting in accordance with ASC No. 852, “Reorganizations.”

The following fresh-start Consolidated Condensed Balance Sheet presents the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start accounting.

The effects of the Plan and fresh-start reporting on the Company’s Consolidated Condensed Balance Sheet are as follows:

	Predecessor					Successor
	July 1, 2009	Plan of Reorganization Adjustments		Fresh-Start Accounting Adjustments		July 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,461	$—		$—		$41,461
Accounts receivable	93,826	—		—		93,826
Prepaid expenses and other current assets	16,955	—		—		16,955

Total current assets	152,242	—		—		152,242
RESTRICTED CASH	9,467	—		—		9,467
PROPERTY AND EQUIPMENT—Net	117,840	—		32,298	d	150,138
GOODWILL	35,351	—		25,947	d, h	61,298
OTHER INTANGIBLE ASSETS—Net	482	—		184,318	d	184,800
OTHER ASSETS	19,155	—		1,461	d, h	20,616

TOTAL ASSETS	$334,537	$—		$244,024		$578,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$50,890	$—		$—		$50,890
Accrued interconnection costs	38,778	—		—		38,778
Deferred revenue	12,322	—		—		12,322
Accrued expenses and other current liabilities	53,982	—		(1,767)	d	52,215
Accrued income taxes	20,986	—		—		20,986
Accrued interest	19	—		—		19
Current portion of long-term obligations	107,097	(91,100)	g	—		15,997

Total current liabilities	284,074	(91,100)		(1,767)		191,207
LONG-TERM OBLIGATIONS	25,740	214,572	e, g	—		240,312
OTHER LIABILITIES	—	2,557	b	57,162	h	59,719

Total liabilities not subject to compromise	309,814	126,029		55,395		491,238
LIABILITIES SUBJECT TO COMPROMISE	451,050	(451,050)	a	—		—

Total Liabilities	760,864	(325,021)		55,395		491,238

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Equity (Deficit):
Predecessor Common stock, $0.01 par value—300,000,000 shares authorized; 142,695,390 shares issued and outstanding	1,427	(1,427)	c	—		—
Successor Common stock, $0.001 par value—80,000,000 shares authorized; 9,600,000 shares issued or outstanding	—	10	a	—		10
Predecessor Additional paid-in capital	718,983	(1,129)	c, b	(717,854)	f	—
Successor Additional paid-in capital	—	84,382	a	—		84,382
Accumulated income (deficit)	(1,060,452)	243,185	a	817,267	d, f	—
Accumulated other comprehensive income (loss)	(89,216)	—		89,216	f	—

Total Primus Telecommunications Group, Incorporated stockholders’ income (deficit)	(429,258)	325,021		188,629		84,392

Noncontrolling interest	2,931	—		—		2,931

Total stockholders’ income (deficit)	(426,327)	325,021		188,629		87,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$334,537	$—		$244,024		$578,561

Notes to Plan of Reorganization and fresh-start accounting adjustments:

(a)	This adjustment reflects the discharge of $451.1 million of liabilities subject to compromise (see “Liabilities Subject to Compromise” below), of which includes $123.5 million Senior Subordinated Secured Notes reclassed to long-term obligations, in accordance with the terms of the Plan and the issuance of 4.8 million shares of Successor Company common stock to the holders of each of the Senior Subordinated Secured Notes and the Holding Senior Notes.

(b)	To record the issuance of Contingent Value Rights to the holders of the Old Common Stock.

(c)	To record the cancellation of the Old Common Stock.

(d)	To record assets and liabilities at their estimated fair values per fresh-start accounting. These amounts include adjustments to the estimated fair values from what was originally reported in the quarter ending September 30, 2009.

(e)	To reclass Term Loan from current portion of long-term obligations to long-term obligations and record the issuance of the Senior Subordinated Secured Notes.

(f)	To reset additional paid-in capital, accumulated other comprehensive loss and accumulated deficit to zero.

(g)	To reclass long-term portion of the Term Loan to long-term obligations.

(h)	To record the deferred tax attributes related to fresh-start accounting.

In the first quarter of 2010, the Company made no further fresh-start accounting adjustments to the fair value of its assets or liabilities.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

The intangible assets not subject to amortization consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Trade names	$81,126	$81,372
Goodwill	$65,042	$64,220

The Company allocated goodwill to all of its reporting units as part of fresh-start accounting, excluding the wholesale reporting unit which had nominal value relative to the total value of the Company. The changes in the carrying amount of trade names and goodwill by reporting unit for the three months ended March 31, 2010 are as follows (in thousands):

Goodwill

	United States	Canada	Australia	Europe	Brazil	Total
Balance as of January 1, 2010	$29,960	$30,285	$1,714	$2,217	$44	$64,220
Effect of change in foreign currency exchange rates	—	898	50	(125)	(1)	822

Balance as of March 31, 2010	$29,960	$31,183	$1,764	$2,092	$43	$65,042

Trade Names

	United States	Canada	Australia	Europe	Brazil	Total
Balance as of January 1, 2010	$76,200	$—	$—	$5,172	$—	$81,372
Effect of change in foreign currency exchange rates	—	—	—	(246)	—	(246)

Balance as of March 31, 2010	$76,200	$—	$—	$4,926	$—	$81,126

The Company’s other intangible assets consist of trade names and customer relationships. Intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$4,041	$(290)	$3,751	$4,057	$(203)	$3,854
Customer relationships	109,818	(20,092)	89,726	107,612	(14,032)	93,580

Total	$113,859	$(20,382)	$93,477	$111,669	$(14,235)	$97,434

Amortization expense for trade names and customer relationships for the three months ended March 31, 2010 and 2009 was $5.8 million and $0.3 million, respectively.

The Company expects amortization expense for trade names and customer relationships for the remainder of 2010, the years ended December 31, 2011, 2012, 2013, 2014, and thereafter to be approximately $17.8 million, $18.9 million, $13.4 million, $9.8 million, $7.4 million and $26.2 million, respectively.

5.	LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Obligations under capital leases and other	$2,769	$3,178
Leased fiber capacity	—	2,809
Senior secured notes	130,000	130,000
Senior subordinated secured notes	123,472	123,472

Subtotal	256,241	259,459
Original issue discount on Senior Secured Notes	(1,919)	(1,943)

Subtotal	254,322	257,516
Less: Current portion of long-term obligations	(1,274)	(4,274)

Total long-term obligations	$253,048	$253,342

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of March 31, 2010 as follows:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes	14 1/4% Senior Subordinated Secured Notes	Total
2010 (as of March 31, 2010)	$1,191	$16,665	$17,595	$35,451
2011	1,314	16,900	17,595	35,809
2012	340	16,900	17,595	34,835
2013	106	16,900	132,269	149,275
2014	28	16,900	—	16,928
Thereafter	20	163,847	—	163,867

Total Minimum Principal & Interest Payments	2,999	248,112	185,054	436,165
Less: Amount Representing Interest	(230)	(118,112)	(61,582)	(179,924)

Total Long Term Obligations	$2,769	$130,000	$123,472	$256,241

In January 2010, the Company paid $2.7 million (3.1 million AUD) and fully repaid the leased fiber capacity obligation.

6.	COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and other (“Vendor Financing”), purchase obligations and non-cancellable operating leases as of March 31, 2010 are as follows (in thousands):

Year Ending December 31,	Capital Leases and Other	Purchase Obligations	Operating Leases
2010 (as of March 31, 2010)	$1,191	$11,620	$13,525
2011	1,314	4,688	13,492
2012	340	3,001	11,443
2013	106	—	8,735
2014	28	—	4,136
Thereafter	20	—	11,263

Total minimum lease payments	2,999	19,309	62,594
Less: Amount representing interest	(230)	—	—

	$2,769	$19,309	$62,594

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Successor made purchases under purchase commitments of $7.0 million for the three months ended March 31, 2010. The Predecessor made purchases under purchase commitments of $6.3 million for the three months ended March 31, 2009.

Successor’s rent expense under operating leases was $3.9 million for the three month’s ended March 31, 2010. Predecessor’s rent expense under operating leases was $3.3 million for the three months ended March 31, 2009.

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

Successor

The Management Compensation Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other stock-based or cash-based performance awards (collectively, “awards”).

Restricted Stock Units (RSU)

For three months ended March 31, 2010, the Company recognized $0.1 million of stock compensation expense related to the RSU.

In March 2010, the Company issued 143,157 shares of common stock in satisfaction of 200,000 vested RSUs per the Emergence RSU Agreement, net of shares withheld for tax obligations.

On March 29, 2010, the Company, Primus Telecommunications, Inc. and Mr. John F. DePodesta, Executive Vice President and Director, entered into a Termination Agreement which provides for the termination, as of March 31, 2010, of all director, officer and employment positions of Mr. DePodesta held with the Company and any of its affiliates. In connection with the termination, 9,937 RSUs and 2,484 performance based stock options, granted to Mr. DePodesta are subject to future vesting should the Company meet certain performance criteria.

Stock Options

A summary of the Company’s stock option activity during the three months ended March 31, 2010 is as follows:

	Three Months Ended March 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding—December 31, 2009	478,199	$12.22
Granted	—	$—
Exercised	—	$—
Forfeitures	(57,153)	$12.22

Outstanding—March 31, 2010	421,046	$12.22

Eligible for exercise	143,127	$12.22

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31, 2010
Expected dividend yield	0%
Expected stock price volatility (1)	42%
Risk-free interest rate	2.0%
Expected option term	4 years

(1)	Expected volatility is based upon the historical volatility of the Company’s stock price. Because of the short trading history of the Company’s new common stock, the Company calculates the expected volatility by averaging the historical volatility of the Successor Company’s common stock price from July 13, 2009 to March 31, 2010 at a rate of 43.63% and the historical volatility of the stock price of a peer group in the telecommunications industry with similar market capitalization from April 1, 2005 to March 31, 2010 at a rate of 49.13%.

The following table summarizes information about the Company’s stock options outstanding at March 31, 2010:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$12.22	421,046	9.25	$12.22	$—	143,127	9.25	$12.22	$—

For Emergence Performance Option and RSU compensation expense calculation, the Company assumed that it will meet the specified Adjusted EBITDA Target in 2010; therefore, according to the Plan, the remaining options and RSUs will vest in 2010.

As of March 31, 2010, the Company had 0.5 million unvested awards outstanding of which $0.4 million of compensation expense is expected to be recognized over the weighted average remaining period of 0.79 years. The number of unvested awards expected to vest is 0.4 million shares, with a weighted average remaining life of 9.25 years, a weighted average exercise price of $12.22, and an intrinsic value of $0.

Predecessor

Under the Plan of Reorganization, all stock options granted under the Predecessor’s Equity Incentive Plan were cancelled as of the July 1, 2009. The Predecessor Company recorded $16 thousand stock-based compensation expenses for the three months ended March 31, 2009.

8.	INCOME TAXES

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2000, 2002 – 2009
Australia	2002 – 2009
Canada	2003 – 2009
United Kingdom	2004 – 2009
Netherlands	2007 – 2009

The Company is currently under examination in Canada and certain other non-material foreign tax jurisdictions not listed above, none of which are individually material.

The Company adopted the provisions of ASC No. 740, “Income Taxes,” on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three months ended March 31, 2010, the Company recorded $1.3 million of gross unrecognized tax benefit and $0.2 million of unrecognized tax benefit which impacted the rate including $0.1 of penalties and interest. As of March 31, 2010, the gross unrecognized tax benefit on the balance sheet was $91.0 million.

Pursuant to Section 382 of the Internal Revenue Code, the Company believes that it underwent an ownership change for tax purposes (i.e., a more than 50% change in stock ownership) on the July 1, 2009 emergence date. As a result, the use of any of the Company’s federal and state NOL carryforwards and tax credits generated prior to the ownership change that are not reduced will be subject to an annual limitation of approximately $1.7 million. The annual limitation will be determined based upon an Internal Revenue Code section that allows corporations emerging from bankruptcy to determine their section 382 limitation based upon the post emergence stock value. The Company has prepared its financial statements assuming the annual limitation will apply. However, Section 382 provides that a taxpayer emerging from bankruptcy can elect out of the annual limitation. If the Company elects not to apply the limitation, there are adverse consequences if an ownership change occurs before July 1, 2011. The election is not required to be made until the extended due date of the 2009 return, which is September 15, 2010. The company has reviewed its 13-G filings, as filed with the United States Securities Exchange Commission, subsequent to emergence from bankruptcy and believes that a change in ownership has not occurred during this period of July 1, 2009 to March 31, 2010.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

In 2008 and 2009, the Company adopted the provisions of ASC No. 820, “Fair Value Measurements.” The valuation techniques required by ASC No. 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Significant inputs to the valuation model are unobservable.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Successor Company’s 13% Senior Secured Notes and 14 1/4% Senior Subordinated Secured Notes, based on quoted market prices, was $250 million and $245 million at March 31, 2010 and December 31, 2009, respectively.

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

	March 31, 2010	Fair Value as of March 31, 2010, using:
		Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVR)	$7,404	—	$7,404	—

Total	$7,404	—	$7,404	—

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our Statements of Operation. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model. During the three months ended March 31, 2010, $2.0 million of expense was recognized as a result of marking the CVRs to their fair value.

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

Summary information with respect to the Company’s operating segments is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net Revenue by Geographic Region
United States	$27,090	$41,455
Canada	57,476	53,245
Europe	44,659	43,287
Australia	69,898	52,027
Brazil	5,270	3,267

Total	$204,393	$193,281

Net Revenue by Segment
United States	$13,576	$18,095
Canada	57,476	53,245
Europe	11,666	12,444
Australia	69,898	52,027
Wholesale	46,507	54,203
Brazil	5,270	3,267

Total	$204,393	$193,281

Provision for Doubtful Accounts Receivable
United States	$525	$592
Canada	844	566
Europe	102	88
Australia	737	618
Wholesale	(490)	273
Brazil	83	65

Total	$1,801	$2,202

Income (Loss) from Operations
United States	$(871)	$1,383
Canada	2,942	9,428
Europe	(450)	(153)
Australia	3,794	4,261
Wholesale	851	694
Brazil	322	135

Total From Operating Segments	6,588	15,748
Corporate	(4,090)	(2,069)

Total	$2,498	$13,679

Capital Expenditures
United States	$191	$56
Canada	2,225	1,948
Europe	83	137
Australia	2,274	509
Brazil	140	136

Total	$4,913	$2,786

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	March 31, 2010	December 31, 2009
Property and Equipment—Net
United States	$9,802	$10,760
Canada	58,754	58,927
Europe	3,937	4,955
Australia	68,874	71,682
Brazil	1,327	1,282

Total	$142,694	$147,606

	March 31, 2010	December 31, 2009
Assets
United States	$135,554	$133,276
Canada	193,317	194,600
Europe	79,705	84,587
Australia	137,501	138,988
Brazil	9,410	7,463

Total	$555,487	$558,914

The Company offers four main products—retail voice, wholesale voice, data/Internet and retail VoIP. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2010	2009
Retail voice	$100,891	$92,235
Wholesale	46,507	54,203
Data/Internet	46,863	34,213
Retail VOIP	10,132	12,630

Total	$204,393	$193,281

11.	DISCONTINUED OPERATIONS

In the first quarter of 2010, the Company initiated the sale of certain assets of its retail operations in Spain and its European agent serviced retail operations.

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

As a result of these events, the Company’s consolidated financial statements for all periods presented reflect the Spain and European agent serviced retail operations, the Japan retail operations and German retail operations as discontinued operations. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as loss from discontinued operations.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net revenue	$1,388	$1,487
Operating expenses	1,517	1,947

Loss from operations	(129)	(460)
Interest expense	—	(1)
Interest income and other income	(17)	24
Foreign currency transaction gain (loss)	(20)	—

Income (loss) before income tax	(166)	(437)
Income tax expense	(1)	(1)

Loss from discontinued operations	$(167)	$(438)

12.	BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

Successor

Potentially dilutive common shares for Successor include the dilutive effects of common shares issuable through stock options, restricted stock units, stock warrants and contingent value rights using the treasury stock method.

For Successor’s three months ended March 31, 2010, the following could potentially dilute income per common share in the future but was excluded from the calculation of diluted income per common share due to its antidilutive effect:

•	0.6 million shares issuable upon exercise of stock options and RSUs,

•	4.5 million shares issuable upon exercise of stock warrants, and

•	2.7 million shares issuable upon exercise of CVRs.

Predecessor

Potentially dilutive common shares for Predecessor primarily included the dilutive effects of common shares issuable through stock options computed using the treasury stock method and the dilutive effects of shares issuable upon conversion of its 3 3/4% Convertible Senior Notes.

•	7.8 million shares issuable under the exercise of stock options, and

•	3.7 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes.

For the three months ended March 31, 2009, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effects:

•	8.1 million shares issuable upon exercise of stock options,

•	46.9 million shares issuable upon conversion of the 5% Exchangeable Senior Notes,

•	7.3 million shares issuable upon conversion of the Step Up Convertible Subordinated Debentures, and

•	8.3 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes.

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Income (loss) from continuing operations	$(832)	$14,178
Income (loss) from discontinuing operations, net of tax	(167)	(438)
Gain (loss) from sale of discontinued operations, net of tax	—	251

Net income (loss) attributable to common stockholders—basic	(999)	13,991
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	—	210

Income (loss) attributable to common stockholders—diluted	$(999)	$14,201

Weighted average common shares outstanding—basic	9,645	142,695
5% Exchangeable Senior Notes	—	19,474
Step Up Convertible Subordinated Debentures	—	7,280

Weighted average common shares outstanding—diluted	9,645	169,449

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.08)	$0.10
Income (loss) from discontinued operations	(0.02)	(0.00)
Gain (loss) from sale of discontinued operations	—	0.00

Net income (loss) attributable to common stockholders	$(0.10)	$0.10

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.08)	$0.08
Income (loss) from discontinued operations	(0.02)	(0.00)
Gain (loss) from sale of discontinued operations	—	0.00

Net income (loss) attributable to common stockholders	$(0.10)	$0.08

13.	REORGANIZATION ITEMS, NET

Reorganization items, net, represents amounts incurred as a direct result of the Chapter 11 filings and is presented separately in the Consolidated Condensed Statements of Operations. The following describes the components of reorganization items, net (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Professional Fees	$1	$(3,796)
Debt Premium, Discount and Deferred Financing Costs Write-off	—	(91)
Reversal of Future Interest Payments Recorded as Long Term Obligations	—	20,453
Interest Income	—	2

Reorganization Items, net	$1	$16,568

Successor

Professional fees include financial, legal and other services directly associated with the reorganization process. Payments for reorganization expense professional fees for the three months ended March 31, 2010 were $0.1 million.

Predecessor

Payments for the three months ended March 31, 2009 for professional fees and retainers were $3.8 million. In accordance with ASC No. 852, the Company ceased amortization of debt premiums, discounts and deferred financing costs related to the liabilities subject to compromise on the Petition Date. The $3.5 million of unamortized debt premiums and discounts has been written off and recorded as a gain, offset by the expensing of $3.6 million of unamortized deferred financing costs, as an adjustment to the net carrying value of the pre-petition debt. Long term debt was further reduced by $20.5 million of future interest payable that previously had been recorded as a portion of long-term obligations for the 14 1 /4% Senior Secured Notes and 5% Exchangeable Senior Notes as the issuance of these notes had been deemed troubled debt restructurings.

14.	GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

On the Effective Date, IHC, each of the Grantors party and U.S. Bank National Association, as collateral agent, entered into a First Amendment to the Collateral Agreement (the “Amended Collateral Agreement”), to provide that the obligations of both IHC and PTII, an indirect wholly owned subsidiary of Group, was secured by PTII’s assets, including 65% of the voting stock of foreign subsidiaries owned by PTII. In addition, on the Effective Date, Group and Holding entered into an Assumption Agreement in favor of U.S. Bank National Association, as collateral agent, pursuant to which each of Group and Holding became party to the Amended Collateral Agreement. As a result, Group and Holding’s existing guarantees of the 14 1/4%Senior Subordinated Secured Notes are secured by a lien on the property of Group and Holding, respectively.

Accordingly, the following consolidating condensed financial information for the three months ended March 31, 2010 for Successor and three months ended March 31, 2009 for Predecessor are included for (a) Group on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) Group’s indirect non-guarantor subsidiaries on a combined basis and (e) Group on a consolidated basis. The plan and fresh-start accounting adjustments reflected in Predecessor’s Consolidated Condensed Statements of Operations on July 1, 2009 are not presented separately in this presentation.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Successor
	For the Three Months Ended March 31, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$22,036	$182,357	$—	$204,393
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	16,909	113,100	—	130,009
Selling, general and administrative	860	5	9,085	42,942	—	52,892
Depreciation and amortization	—	—	1,534	17,450	—	18,984
(Gain) loss on sale or disposal of assets	—	—	—	10	—	10

Total operating expenses	860	5	27,528	173,502	—	201,895

INCOME (LOSS) FROM OPERATIONS	(860)	(5)	(5,492)	8,855	—	2,498
INTEREST EXPENSE	—	(4,399)	(3,018)	(1,920)	—	(9,337)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	—	—	(28)	(16)	—	(44)
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	—	—	—	—	—
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(2,043)	—	—	—	—	(2,043)
INTEREST AND OTHER INCOME	—	—	1	227	—	228
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	—	1,476	(4)	4,530	—	6,002
INTERCOMPANY INTEREST	(301)	3,847	(2,503)	(1,043)	—	—
MANAGEMENT FEE	—	—	1,590	(1,590)	—	—
ROYALTY FEE	—	3,307	—	(3,307)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(3,204)	4,226	(9,454)	5,736	—	(2,696)
REORGANIZATION ITEMS—NET	1	—	—	—	—	1

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(3,203)	4,226	(9,454)	5,736	—	(2,695)
INCOME TAX EXPENSE	—	(229)	(430)	2,658	—	1,999

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(3,203)	3,997	(9,884)	8,394	—	(696)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	2,204	—	12,088	—	(14,292)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(999)	3,997	2,204	8,394	(14,292)	(696)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(167)	—	(167)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—	—

NET INCOME (LOSS)	(999)	3,997	2,204	8,227	(14,292)	(863)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	—	(136)	—	(136)

NET INCOME (LOSS) ATTRIBUTABLE TO
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(999)	$3,997	$2,204	$8,091	$(14,292)	$(999)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(999)	$3,997	$2,204	$8,258	$(14,292)	$(832)
Income (loss) from discontinued operations	—	—	—	(167)	—	(167)
Gain (loss) from sale of discontinued operations	—	—	—	—	—	—

Net income (loss)	$(999)	$3,997	$2,204	$8,091	$(14,292)	$(999)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Predecessor
	For the Three Months Ended March 31, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$34,891	$158,390	$—	$193,281
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	28,767	99,888	—	128,655
Selling, general and administrative	1,039	19	6,572	37,300	—	44,930
Depreciation and amortization	—	—	679	5,397	—	6,076
Gain (loss) on sale or disposal of assets	—	—	(58)	(1)	—	(59)

Total operating expenses	1,039	19	35,960	142,584	—	179,602

INCOME (LOSS) FROM OPERATIONS	(1,039)	(19)	(1,069)	15,806	—	13,679
INTEREST EXPENSE	(794)	(3,331)	(5,625)	(1,025)	—	(10,775)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(129)	318	—	—	—	189
INTEREST AND OTHER INCOME	—	—	5	222	—	227
FOREIGN CURRENCY TRANSACTION LOSS	(67)	(1,056)	(140)	(1,787)	—	(3,050)
INTERCOMPANY INTEREST	(2,078)	7,209	(4,367)	(764)	—	—
MANAGEMENT FEE	—	—	1,129	(1,129)	—	—
ROYALTY FEE	—	2,509	—	(2,509)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(4,107)	5,630	(10,067)	8,814	—	270
REORGANIZATION ITEMS—NET	(2,169)	22,643	(3,906)	—	—	16,568

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(6,276)	28,273	(13,973)	8,814	—	16,838
INCOME TAX EXPENSE	—	(183)	(670)	(1,943)	—	(2,796)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(6,276)	28,090	(14,643)	6,871	—	14,042
EQUITY IN NET INCOME OF SUBSIDIARIES	20,267	—	34,297	—	(54,564)	—

INCOME FROM CONTINUING OPERATIONS	13,991	28,090	19,654	6,871	(54,564)	14,042
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(438)	—	(438)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	251	—	251

NET INCOME	13,991	28,090	19,654	6,684	(54,564)	13,855
Less: Net loss attributable to the noncontrolling interest	—	—	—	136	—	136

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$13,991	$28,090	$19,654	$6,820	$(54,564)	$13,991

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$13,991	$28,090	$19,654	$7,007	$(54,564)	$14,178
Loss from discontinued operations	—	—	—	(438)	—	(438)
Gain from sale of discontinued operations	—	—	—	251	—	251

Net income	$13,991	$28,090	$19,654	$6,820	$(54,564)	$13,991

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	Successor
	March 31, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,048	$—	$793	$36,238	$—	$52,079
Accounts receivable	—	—	6,319	77,523	—	83,842
Prepaid expenses and other current assets	557	—	5,580	9,843	—	15,980

Total current assets	15,605	—	12,692	123,604	—	151,901
INTERCOMPANY RECEIVABLES	—	236,680	556,192	50,399	(843,271)	—
INVESTMENTS IN SUBSIDIARIES	475,597	—	169,442	—	(645,039)	—
RESTRICTED CASH	—	—	253	10,503	—	10,756
PROPERTY AND EQUIPMENT—Net	—	—	9,524	133,170	—	142,694
GOODWILL	—	29,642	318	35,082	—	65,042
OTHER INTANGIBLE ASSETS—Net	—	76,200	6,787	91,616	—	174,603
OTHER ASSETS	—	—	4,468	6,023	—	10,491

TOTAL ASSETS	$491,202	$342,522	$759,676	$450,397	$(1,488,310)	$555,487

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$19	$—	$3,495	$39,379	$—	$42,893
Accrued interconnection costs	—	—	7,164	31,041	—	38,205
Deferred revenue	—	—	877	11,747	—	12,624
Accrued expenses and other current liabilities	419	—	10,149	34,980	—	45,548
Accrued income taxes	—	2,933	(56)	7,989	—	10,866
Accrued interest	—	5,914	3,069	1,670	—	10,653
Current portion of long-term obligations	—	—	62	1,212	—	1,274

Total current liabilities	438	8,847	24,760	128,018	—	162,063
INTERCOMPANY PAYABLES	388,585	—	174,361	280,325	(843,271)	—
LONG-TERM OBLIGATIONS	—	123,472	83,895	45,681	—	253,048
DEFERRED TAX LIABILITY	—	29,642	—	4,234	—	33,876
OTHER LIABILITIES	7,404	—	1,063	(558)	—	7,909

Total liabilities	396,427	161,961	284,079	457,700	(843,271)	456,896
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommuncations Group, Incorporated Stockholders’ Deficit:
Common stock	10	—	—	—	—	10
Additional paid-in capital	85,276	161,445	458,781	(35,161)	(585,065)	85,276
Accumulated earnings (deficit)	5,733	19,116	13,060	19,236	(51,412)	5,733
Accumulated other comprehensive income (loss)	3,756	—	3,756	4,806	(8,563)	3,756

Total Primus Telecommunications Group, Incorporated stockholders’ equity (deficit)	94,775	180,561	475,597	(11,119)	(645,039)	94,775

Noncontrolling interest	—	—	—	3,816	—	3,816

Total stockholders’ equity (deficit)	94,775	180,561	475,597	(7,303)	(645,039)	98,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$491,202	$342,522	$759,676	$450,397	$(1,488,310)	$555,487

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Successor
	For the Three Months Ended March 31, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(999)	$3,997	$2,204	$8,227	$(14,292)	$(863)
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	(1)	—	—	—	—	(1)
Provision for doubtful accounts receivable	—	—	409	1,425	—	1,834
Stock compensation expense	—	—	87	—	—	87
Depreciation and amortization	—	—	1,534	17,514	—	19,048
Gain on sale or disposal of assets	—	—	—	10	—	10
Accretion of debt (premium) discount	—	—	28	16	—	44
Equity in net income of subsidiary	(2,204)	—	(12,088)	—	14,292	—
Change in fair value of Contingent Value Rights	2,043	—	—	—	—	2,043
Deferred income taxes	—	—	—	(2,303)	—	(2,303)
Gain on early extinguishment or restructuring of debt	—	—	—	—	—	—
Unrealized foreign currency transaction gain (loss) on intercompany and foreign debt	—	(1,450)	—	(4,404)	—	(5,854)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	3,103	(414)	—	2,689
(Increase) decrease in prepaid expenses and other current assets	(234)	—	86	(541)	—	(689)
Decrease in other assets	—	—	147	1	—	148
(Increase) decrease in intercompany balance	—	1,048	2,423	(3,471)	—	—
Decrease in accounts payable	(38)	—	(290)	(2,553)	—	(2,881)
Decrease in accrued interconnection costs	—	—	(3,262)	4,127	—	865
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	(1,037)	—	1,906	(5,862)	—	(4,993)
Increase (decrease) in accrued income taxes	—	203	(134)	(152)	—	(83)
Increase (decrease) in accrued interest	—	4,399	2,763	1,472	—	8,633

Net cash provided by (used in) operating activities before reorganization items	(2,470)	8,196	(1,084)	13,091	—	17,734
Cash effect of reorganization items	(137)	—	—	—	—	(137)

Net cash provided by (used in) operating activities	(2,607)	8,196	(1,084)	13,091	—	17,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(192)	(4,721)	—	(4,913)
Sale of property and equipment and intangible assets	—	—	—	26	—	26
Cash from disposition of business, net of cash disposed	—	—	—	—	—	—
Cash used for business acquisitions, net of cash acquired	—	—	—	—	—	—
Increase in restricted cash	—	—	—	(51)	—	(51)
Proceeds from intercompany balance	10,919	—	12,099	—	(23,018)	—

Net cash provided by (used in) investing activities	10,919	—	11,907	(4,746)	(23,018)	(4,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	—	—	—	—
Deferred financing costs	—	—	—	—	—	—
Principal payments on other long-term obligations	—	—	(6)	(3,383)	—	(3,389)
Proceeds from (payments on) intercompany balance	—	(8,196)	(10,618)	(4,204)	23,018	—

Net cash provided by (used in) financing activities	—	(8,196)	(10,624)	(7,586)	23,018	(3,389)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,077)	1,348	—	271

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,312	(0)	(879)	2,108	—	9,541
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,736	—	1,672	34,130	—	42,538

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,048	$(0)	$793	$36,238	$—	$52,079

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Predecessor
	For the Three Months Ended March 31, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,991	$28,090	$19,654	$6,684	$(54,564)	$13,855
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	2,169	(22,641)	3,906	(2)	—	(16,568)
Provision for doubtful accounts receivable	—	—	506	1,724	—	2,230
Stock compensation expense	—	—	16	—	—	16
Depreciation and amortization	—	—	679	5,417	—	6,096
Gain on sale or disposal of assets	—	—	(58)	(252)	—	(310)
Accretion of debt (premium) discount	129	(318)	—	—	—	(189)
Equity in net income of subsidiary	(20,267)	—	(34,161)	—	54,428	—
Minority interest share of income	—	—	(136)	—	136	—
Deferred income taxes	—	—	141	(141)	—	—
Unrealized foreign currency transaction loss on intercompany and foreign debt	68	1,113	193	1,769	—	3,143
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	—	—	(469)	5,570	—	5,101
(Increase) decrease in prepaid expenses and other current assets	(1,117)	—	307	(611)	—	(1,421)
Decrease in other assets	52	17	851	1,350	—	2,270
(Increase) decrease in intercompany balance	—	(3,270)	10,331	(7,061)	—	—
Decrease in accounts payable	(1,500)	—	(2,269)	(3,606)	—	(7,375)
Increase (decrease) in accrued interconnection costs	—	—	(2,126)	288	—	(1,838)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	80	—	(33)	(10)	—	37
Increase (decrease) in accrued income taxes	(2)	125	(1)	268	—	390
Increase (decrease) in accrued interest	397	3,314	(4,367)	(138)	—	(794)

Net cash provided by (used in) operating activities before reorganization items	(6,000)	6,430	(7,036)	11,249	—	4,643
Cash effect of reorganization items	(1,412)	—	(2,384)	2	—	(3,794)

Net cash provided by (used in) operating activities	(7,412)	6,430	(9,420)	11,251	—	849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(82)	(2,704)	—	(2,786)
Sale of property and equipment and intangible assets	—	—	59	—	—	59
Cash from disposition of business, net of cash disposed	—	—	—	232	—	232
Cash used for business acquisitions, net of cash acquired	—	—	—	(199)	—	(199)
Increase in restricted cash	—	—	61	(276)	—	(215)
Proceeds from intercompany balance	7,228	—	6,075	—	(13,303)	—

Net cash provided by (used in) investing activities	7,228	—	6,113	(2,947)	(13,303)	(2,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term obligations	—	—	(257)	(2,751)	—	(3,008)
Proceeds from (payments on) intercompany balance	—	(6,430)	3,992	(10,865)	13,303	—

Net cash provided by (used in) financing activities	—	(6,430)	3,735	(13,616)	13,303	(3,008)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	104	—	104

NET CHANGE IN CASH AND CASH EQUIVALENTS	(184)	—	428	(5,208)	—	(4,964)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152	—	3,551	33,297	—	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$(32)	$—	$3,979	$28,089	$—	$32,036

15.	SUBSEQUENT EVENTS

In May 2010, the Company’s wholly owned subsidiary, Primus Telecommunications IHC, Inc., made open market purchases of $9.5 million principal amount of its 14 1/4% Senior Subordinated Secured Notes. These notes were subsequently cancelled.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview of Operations

We are a global provider of advanced facilities-based communication solutions, including traditional and internet based voice, internet broadband, data, mobile, collocation/hosting, and outsourced managed services to business and residential customers in the United States, Canada, Australia, Brazil, the United Kingdom and certain countries in western Europe, and to telecommunications carriers worldwide. We own and operate our global network of next generation IP soft switches, media gateways, hosted IP/SIP platforms, broadband infrastructure, fiber capacity, and data centers located in Canada, Australia, Brazil and the United States. Our primary markets are Australia and Canada where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and Wholesale Services. Our focus is on expanding our Growth Services, which includes our broadband, IP-based voice, local, wireless, data and data center services, to fulfill the demand for high quality, competitively priced communications services. This demand is being driven, in part, by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communication traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, prepaid cards, dial-up Internet services and Australian off-network local services for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary markets of Australia and Canada. We provide our wholesale voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access.

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

Emergence From Voluntary Reorganization under Chapter 11 Proceedings

On March 16, 2009, Primus Telecommunications Group, Incorporated (“Group”) and three of its subsidiaries, Primus Telecommunications Holding, Inc. (“Holding”), Primus Telecommunications International, Inc. (“PTII”) and Primus Telecommunications IHC, Inc., (“IHC” and together with Group, Holding and PTII, collectively, the “Debtors”) each filed a voluntary petition (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief (“Reorganization”). On April 27, 2009, the Bankruptcy Court approved the Debtors’ use of a disclosure statement dated April 27, 2009 (the “Disclosure Statement”) to solicit votes on the Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors attached thereto (the “Plan”).

The Plan was confirmed by the Bankruptcy Court on June 12, 2009. On July 1, 2009 (the “Effective Date”), the Debtors consummated their reorganization under the Bankruptcy Code and the Plan became effective.

Foreign Currency

Foreign currency can have a major impact on our financial results. Currently approximately 85% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the United States dollar (USD). The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (CAD), USD/Australian dollar (AUD), USD/British pound (GBP), USD/Euro (EUR), and USD/Brazilian Real (BRL). Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, the USD was weaker on average as compared to the CAD, AUD, GBP, EUR and BRL. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months ended March 31, 2010 and 2009 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the Three Months Ended March 31,
	2010	2009	Variance	Variance %
Canada	$57,476	$53,245	$4,231	7.9%
Australia	$69,898	$52,027	$17,871	34.4%
United Kingdom	$20,847	$25,300	$(4,453)	(17.6)%
Europe*	$23,435	$17,547	$5,888	33.6%
Brazil	$5,270	$3,267	$2,003	61.3%

Net Revenue by Location—in Local Currencies

	For the Three Months Ended March 31,
	2010	2009	Variance	Variance %
Canada (in CAD)	59,845	66,183	(6,338)	(9.6)%
Australia (in AUD)	77,343	78,425	(1,082)	(1.4)%
United Kingdom (in GBP)	13,425	17,631	(4,206)	(23.9)%
Europe* (in EUR)	16,516	13,156	3,360	25.5%
Brazil (in BRL)	9,495	7,597	1,898	25.0%

*	Europe includes only subsidiaries whose functional currency is the Euro dollar.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2009 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and goodwill and accounting for income taxes.

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

No other significant changes in our critical accounting policies have occurred since December 31, 2009.

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to SEC disclosure rules, Successor’s results of operations for the three months ended March 31, 2010 (the “Successor Period”) to the three months ended March 31, 2009 (the “Predecessor Period”).

As of July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC No. 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. The consolidated condensed statements of operations, comprehensive income (loss) and any references to “Successor” or “Successor Company” for the three months ended March 31, 2010, show the operations of the reorganized Company. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009. See Note 3—”Fresh-Start Accounting” in the notes to these Consolidated Condensed Financial Statements for further details.

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

Results of Operations

Results of operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009

Net revenue: Net revenue, exclusive of the currency effect, decreased $21.0 million, or 10.9%, to $172.3 million for the three months ended March 31, 2010 from $193.3 million for the three months ended March 31, 2009. Inclusive of the currency effect, which accounted for an increase of $32.1 million, net revenue increased $11.1 million to $204.4 million for the three months ended March 31, 2010 from $193.3 million for the three months ended March 31, 2009.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended March 31, 2010
	March 31, 2010		March 31, 2009
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total
Canada	48,138	27.9%	53,245	27.6%	(5,107)	(9.6)%	9,338	57,476	28.1%
Australia	51,300	29.8%	52,027	26.9%	(727)	(1.4)%	18,598	69,898	34.2%
Wholesale	44,253	25.7%	54,203	28.0%	(9,950)	(18.4)%	2,254	46,507	22.8%
United States	13,576	7.9%	18,095	9.4%	(4,519)	(25.0)%	—	13,576	6.6%
Europe	10,933	6.3%	12,444	6.4%	(1,511)	(12.1)%	734	11,666	5.7%
Brazil	4,083	2.4%	3,267	1.7%	816	25.0%	1,186	5,270	2.6%

Total Revenue	$172,283	100.0%	$193,281	100.0%	$(20,998)	(10.9)%	$32,110	$204,393	100.0%

Canada: Canada net revenue, exclusive of the currency effect, decreased $5.1 million, or 9.6%, to $48.1 million for the three months ended March 31, 2010 from $53.2 million for the three months ended March 31, 2009. The net revenue decrease is primarily attributable to a decrease of $3.7 million due to customer attrition in retail voice services, a decrease of $2.4 million in prepaid voice services and a decrease of $0.2 million in wireless services offset, in part, by an increase of $0.4 million in local services and an increase of $0.8 million in Internet, data and hosting services. Inclusive of the currency effect, which accounted for a $9.3 million increase, net revenue increased $4.3 million to $57.5 million for the three months ended March 31, 2010 from $53.2 million for the three months ended March 31, 2009.

Australia: Australia net revenue, exclusive of the currency effect, decreased $0.7 million, or 1.4%, to $51.3 million for the three months ended March 31, 2010 from $52.0 million for the three months ended March 31, 2009. The net revenue decrease is primarily attributable to a decrease of $0.9 million in Internet services and a decrease of $1.2 million in residential voice offset, in part, by increases of $0.3 million in business voice services, $0.4 million in wireless services and an increase of $0.7 million other services. Inclusive of the currency effect, which accounted for a $18.6 million increase, net revenue increased $17.9 million to $69.9 million for the three months ended March 31, 2010 from $52.0 million for the three months ended March 31, 2009.

Wholesale: Wholesale net revenue, exclusive of the currency effect, decreased $9.9 million, or 18.4%, to $44.3 million for the three months ended March 31, 2010 from $54.2 million for the three months ended March 31, 2009. The net revenue decrease is a result of general market traffic flow, pricing movements and our continued focus on profitability rather than revenue. Inclusive of the currency effect, which accounted for a $2.3 million increase, net revenue decreased $7.7 million to $46.5 million for the three months ended March 31, 2010, from $54.2 million for the three months ended March 31, 2009.

United States: United States net revenue decreased $4.5 million, or 25.0%, to $13.6 million for the three months ended March 31, 2010 from $18.1 million for the three months ended March 31, 2009. The decrease is primarily attributable to a decrease of $2.6 million due to customer attrition in retail voice services, a decrease of $1.6 million in VoIP services and a decrease of $0.3 million in Internet services.

Europe: Europe net revenue, exclusive of the currency effect, decreased $1.5 million, or 12.1%, to $10.9 million for the three months ended March 31, 2010 from $12.4 million for the three months ended March 31, 2009. The decrease is primarily attributable to a decline in retail voice services of $1.8 million, offset, in part, by an increase in wireless and VoIP services of $0.3 million. Inclusive of the currency effect, which accounted for a $0.7 million increase, net revenue decreased $0.7 million to $11.7 million for the three months ended March 31, 2010 from $12.4 million for the three months ended March 31, 2009.

Brazil: Brazil net revenue, exclusive of the currency effect, increased $0.8 million, or 25.0%, to $4.1 million for the three months ended March 31, 2010 from $3.3 million for the three months ended March 31, 2009. The revenue increase is due primarily to an increase in wholesale voice services. Inclusive of the currency effect, which accounted for a $1.2 million increase, net revenue increased $2.0 million to $5.3 million for the three months ended March 31, 2010 from $3.3 million for the three months ended March 31, 2009.

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $17.6 million to $111.1 million, or 64.5% of net revenue, for the three months ended March 31, 2010 from $128.7 million, or 66.6% of net revenue, for the three months ended March 31, 2009. Inclusive of the currency effect, which accounted for an $18.9 million increase, cost of revenue increased $1.3 million to $130.0 million for the three months ended March 31, 2010 from $128.7 million for the three months ended March 31, 2009.

Canada: Canada cost of revenue, exclusive of the currency effect, decreased $1.7 million to $22.0 million, or 45.7% of net revenue, for the three months ended March 31, 2010 from $23.7 million, or 44.5% of net revenue, for the three months ended March 31, 2009. The decrease is primarily attributable to a decrease in net revenue of $5.1 million. Inclusive of the currency effect, which accounted for a $4.3 million increase, cost of revenue increased $2.6 million to $26.3 million for the three months ended March 31, 2010 from $23.7 million for the three months ended March 31, 2009.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $2.5 million to $30.5 million, or 59.5% of net revenue, for the three months ended March 31, 2010 from $33.0 million, or 63.5% of net revenue, for the three months ended March 31, 2009. The decrease is primarily attributable to management cost control initiatives and a $0.7 million decrease in net revenue. Inclusive of the currency effect, which accounted for a $11.1 million increase, cost of revenue increased $8.6 million to $41.6 million for the three months ended March 31, 2010 from $33.0 million for the three months ended March 31, 2009.

Wholesale: Wholesale cost of revenue, exclusive of the currency effect, decreased $9.9 million to $41.8 million, or 94.5% of net revenue, for the three months ended March 31, 2010 from $51.7 million, or 95.5% of net revenue, for the three months ended March 31, 2009. The decrease is primarily attributable to a decrease in net revenue of $9.9 million offset, in part, by lower costs and improved bad debt experience, as a percentage of net revenues. Inclusive of the currency effect, which accounted for a $2.2 million decrease, cost of revenues decreased $7.7 million to $44.0 million for the three months ended March 31, 2010 from $51.7 million for the three months ended March 31, 2009.

United States: United States cost of revenue decreased $3.1 million to $5.9 million, or 43.7% of net revenue, for the three months ended March 31, 2010 from $9.0 million, or 49.8% of net revenue, for the three months ended March 31, 2009. The decrease is attributable to a decrease in net revenue of $4.5 million and management cost control initiatives.

Europe: Europe cost of revenue, exclusive of the currency effect, decreased by $1.1 million to $7.6 million, or 69.5% of net revenue, for the three months ended March 31, 2010 from $8.7 million, or 70.2% of net revenue, for the three months ended March 31, 2009. The decrease is primarily due to a decrease in net revenue of $1.5 million. Inclusive of the currency effect, which accounted for a $0.5 million increase, cost of revenue decreased $0.6 million to $8.1 million for the three months ended March 31, 2010 from $8.7 million for the three months ended March 31, 2009.

Brazil: Brazil cost of revenue, exclusive of the currency effect, increased $0.8 million to $3.2 million, or 77.9% of net revenue, for the three months ended March 31, 2010 from $2.4 million, or 73.9% of net revenue, for the three months ended March 31, 2009. The increase is primarily attributable to an increase in net revenue of $0.8 million and a shift in the revenue product mix to lower margin wholesale voice products. Inclusive of the currency effect, which accounted for a $0.9 million increase, cost of revenue increased $1.7 million to $4.1 million for the three months ended March 31, 2010 from $2.4 million for the three months ended March 31, 2009.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, decreased $0.1 million to $44.8 million, or 26.0% of net revenue, for the three months ended March 31, 2010 from $44.9 million, or 23.2% of net revenue, for the three months ended March 31, 2009. Inclusive of the currency effect, which accounted for an $8.1 million increase, selling, general and administrative expenses increased $8.0 million to $52.9 million for the three months ended March 31, 2010 from $44.9 million for the three months ended March 31, 2009.

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $1.3 million to $16.4 million, or 34.1% of net revenue, for the three months ended March 31, 2010 from $17.7 million, or 33.3% of net revenue, for the three months ended March 31, 2009. The decrease is attributable to a decrease of $0.4 million in salaries and benefits, a decrease of $0.8 million in sales and marketing expenses, a decrease of $0.3 million in professional fees and a decrease of $0.5 million in general and administrative expenses offset, in part, by an increase of $0.5 million in advertising expenses and $0.2 million of other expenses. Inclusive of the currency effect, which accounted for a $3.2 million increase, selling, general and administrative expenses increased $1.9 million to $19.6 million for the three months ended March 31, 2010 from $17.7 million for the three months ended March 31, 2009.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, decreased $0.4 million to $12.2 million, or 23.9% of net revenue, for the three months ended March 31, 2010 from $12.6 million, or 24.3% of net revenue, for the three months ended March 31, 2009. The decrease is attributable to a decrease of $0.2 million in salaries and benefits, a decrease of $0.2 million in sales and marketing expense, and a decrease of $0.5 million in general and administrative offset, in part by an increase of $0.5 million in advertising expense. Inclusive of the currency effect, which accounted for a $4.4 million increase, selling, general and administrative expense increased $4.0 million to $16.6 million for the three months ended March 31, 2010 from $12.6 million for the three months ended March 31, 2009.

Wholesale: Wholesale selling, general and administrative expense for the three months ended March 31, 2010 was consistent with the three months ended March 31, 2009.

United States: United States selling, general and administrative expense for the three months ended March 31, 2010 was consistent with the three months ended March 31, 2009.

Europe: Europe selling, general and administrative expense, exclusive of the currency effect, decreased $0.8 million to $2.7 million, or 24.4% of net revenue, for the three months ended March 31, 2010 from $3.5 million, or 27.8% of net revenue, for the three months ended March 31, 2009. The decrease is attributable to a decrease of $0.3 million in salaries and benefits, $0.2 million of sales and marketing expense, $0.2 million in general and administrative expense and $0.1 million in other expenses. Inclusive of the currency effect, which accounted for a $0.2 million increase, selling, general and administrative expense decreased $0.6 million to $2.9 million for the three months ended March 31, 2010 from $3.5 million for the three months ended March 31, 2009.

Brazil: Brazil selling, general and administrative expense for the three months ended March 31, 2010 was consistent with the three months ended March 31, 2009.

Corporate: Corporate selling, general and administrative expense increased $2.0 million to $4.1 million for the three months ended March 31, 2010 from $2.1 million for the three months ended March 31, 2009. The increase is primarily due to a $1.8 million severance accrual.

Depreciation and amortization expense: Depreciation and amortization expense increased $12.9 million to $19.0 million for the three months ended March 31, 2010 from $6.1 million for the three months ended March 31, 2009. The increase was the result of valuing tangible and intangible assets to the fair values per Fresh-Start accounting which was implemented effective July 1, 2009. See “Financial Presentation Background.”

Interest expense and accretion (amortization) on debt discount/premium: Interest expense and accretion (amortization) on debt discount/premium, net decreased $1.2 million to $9.4 million for the three months ended March 31, 2010 from $10.6 million for the three months ended March 31, 2009. The decrease was due to the lower debt levels primarily resulting from the cancellation of certain indebtedness through the Plan of Reorganization, effective as of July 1, 2009.

Gain (loss) from contingent value rights valuation: The value of the contingent value rights decreased $2.0 million during the three months ended March 31, 2010 due to the change of the fair market value. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and were marked to fair value, (and in future periods will be marked to fair value), at each balance sheet date. Upon issuance of the contingent value rights, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and we will adjust this liability quarterly to its then estimated fair value, (which in future periods potentially could be substantially greater than the initial recorded liability balance). Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Foreign currency transaction gain (loss): Foreign currency transaction gain increased $9.0 million to a gain of $6.0 million for the three months ended March 31, 2010 from a loss of $3.0 million for the three months ended March 31, 2009. The gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Reorganization items, net were $1 thousand of expense for the three months ended March 31, 2010. For the three months ended March 31, 2009, it was a $16.6 million gain. In accordance with ASC No. 852, the Company ceased amortization of debt premiums, discounts and deferred financing costs related to the liabilities subject to compromise on the petition date of the Reorganization. The $3.5 million of unamortized debt premiums and discounts has been written off and recorded as a gain, offset by the expensing of $3.6 million of unamortized deferred financing costs, as an adjustment to the net carrying value of the pre-petition debt. Long term debt was further reduced by $20.5 million of future interest payable that previously had been recorded as a portion of long-term obligations for the 14 1/4% Senior Secured Notes and 5% Exchangeable Senior Notes as the issuance of these notes had been deemed troubled debt restructurings.

Income tax benefit (expense): Income tax benefit was $2.0 million for the three months ended March 31, 2010 compared to a $2.8 million expense for the three months ended March 31, 2009. The benefit includes the release of deferred tax liabilities related to amortization of certain fresh-start adjustments to fixed and intangible assets and an intercompany loan.

Liquidity and Capital Resources

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and capacity, development of back-office systems, expansion of data center facilities, interest and principal payments on outstanding debt and other obligations and taxes. We have financed our historical growth and operations to date through public offerings and private placements of debt and equity securities, vendor financing, capital lease financing and other financing arrangements.

Net cash provided by operating activities was $17.6 million for the three months ended March 31, 2010. For the three months ended March 31, 2010, net income, net of non-cash operating activity, provided $14.0 million of cash. In addition, cash was increased by a reduction in accounts receivable of $2.7 million, a reduction in other assets of $0.4 million, an increase in accrued interconnection costs of $0.9 million, and an increase in accrued interest of $8.6 million. For the three months ended March 31, 2010, $7.7 million was used to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities, net, $2.9 million was used to reduce our accounts payable, $0.7 million was used to increase prepaid expenses and other current assets, $0.1 million was used to reduce our accrued income taxes and the cash used for reorganization items was $0.1 million.

Net cash used in investing activities was $4.9 million for the three months ended March 31, 2010, which included $4.9 million of capital expenditures.

Net cash used in financing activities was $3.4 million for the three months ended March 31, 2010 and reflects the repayment, in full, of the leased fiber capacity agreement in Australia.

Short- and Long-Term Liquidity Considerations and Risks

As of March 31, 2010, we had $52.1 million of unrestricted cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases), and other cash needs for our operations for at least the next twelve months. The Company and/or its subsidiaries will evaluate and determine on a continuing basis the most efficient use of the Company’s capital and resources, including efforts to invest in the Company’s network, systems and product initiatives and to strengthen its balance sheet through debt repurchase or other means.

As of March 31, 2010, we have $19.3 million in future minimum purchase obligations, $62.6 million in future operating lease payments and $256.2 million of indebtedness. At March 31, 2010, approximately $89.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC No. 740; however, we are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below. Included in the unrecognized tax benefits not included in the table below, we have recorded a liability for potential penalties and interest of $0.1 million for the quarter ended March 31, 2010.

The obligations reflected in the table below reflect the contractual payments of principal and interest that existed as of March 31, 2010:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes	14 1/4% Senior Subordinated Secured Notes	Purchase Obligations	Operating Leases	Total
2010 (as of March 31, 2010)	$1,191	$16,665	$17,595	$11,620	$13,525	$60,596
2011	1,314	16,900	17,595	4,688	13,492	53,989
2012	340	16,900	17,595	3,001	11,443	49,279
2013	106	16,900	132,269	—	8,735	158,010
2014	28	16,900	—	—	4,136	21,064
Thereafter	20	163,847	—	—	11,263	175,130

Total Minimum Principal & Interest Payments	2,999	248,112	185,054	19,309	62,594	518,068
Less: Amount
Representing Interest	(230)	(118,112)	(61,582)	—	—	(179,924)

Total Long-Term Obligations	$2,769	$130,000	$123,472	$19,309	$62,594	$338,144

The foregoing table assumes that the 14 1/4% Senior Subordinated Secured Notes are refinanced before January 21, 2013 and holders of 13% Senior Secured Notes do not accept any Excess Cash Flow Offer to purchase 13% Senior Secured Notes. In this regard, the Company must extend an offer to repurchase to the holders of the 13% Senior Secured Notes an applicable amount, (equal to 50% of Excess Cash Flow), of the 13% Senior Secured Notes at par, in the event the Company and certain subsidiaries have excess cash flow for any fiscal year commencing with the fiscal year ending December 31, 2010. See Item 1A. “Risks Associated with our Liquidity Needs and Debt Securities.” for certain risks and uncertainties related thereto.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $11.6 million, $4.7 million, and $3.0 million remaining in 2010, 2011 and 2012, respectively.

New Accounting Pronouncements

New Accounting Pronouncements

Accounting Standards Update No. 2010-12 “Income Taxes (Topic 740): Accounting for Certain Tax effects of the 2010 Health Care Reform Acts” (“ASU No. 2010-12”)

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts, which contains an SEC staff announcement addressing a potential accounting issue specific to companies with period ends between March 23 and March 30, 2010. On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (collectively the “Acts”). Recently, questions have arisen about the effect, if any, that the different signing dates might have on the accounting for these two Acts. The FASB staff and the Office of the Chief Accountant have concluded that they would not object to a view that the two Acts should be considered together for accounting purposes. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”)

We adopted certain provisions of ASU No. 2010-06 in the first quarter of 2010. These provisions of ASU No. 2010-06 amended Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall,” by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities, a subset of the captions disclosed in our Consolidated Balance Sheets. The adoption did not have a material impact on our financial statements or our disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.

Certain provisions of ASU No. 2010-06 are effective for fiscal years beginning after December 15, 2010, which for us will be our 2011 first quarter. These provisions of ASU No. 2010-06, which amended Subtopic 820-10, will require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, whereas currently these are presented in aggregate as one line item. Although this may change the appearance of our reconciliation, we do not believe the adoption will have a material impact on our financial statements or disclosures.

Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”)

We adopted ASU No. 2010-09 in the first quarter of 2010. ASU No. 2010-09 amended Subtopic 855-10, “Subsequent Events—Overall” by removing the requirement for a United States Securities and Exchange Commission (“SEC”) registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, we removed the related disclosure from Footnote No. 1, “Basis of Presentation.” The adoption did not have a material impact on our financial statements.

Accounting Standards Update No. 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”)

We adopted ASU No. 2009-17 in the first quarter of 2010. The provisions of ASU No. 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q and elsewhere concerning strategic objectives, prospects, future liquidity, cost savings initiatives and related matters constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this filing. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

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

•

an inability to fully fund and repurchase holder acceptances of offers to repurchase debt securities that we may be obligated to make following certain change in control developments affecting the Company and certain of its subsidiaries;

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

•	inadequate financial resources to promote and to market product initiatives, whether due to acceptance of Excess Cash Flow Offers or otherwise;

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

Foreign currency can have a major impact on our financial results. Approximately 85% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the United States, and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD, USD/AUD, USD/GBP, USD/EUR and USD/BRL. Due to the large percentage of our revenue derived outside of the United States, changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions.

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

In the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, the USD was weaker on average as compared to the AUD, CAD, GBP, EUR and BRL. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP, EUR and BRL increased (decreased) (1.4)%, (9.6)%, (23.9)%, 25.5% and 25.0% in local currency compared to the three months ended March 31, 2009, but increased (decreased) 34.4%, 7.9%, (17.6)%, 33.6% and 61.3% in USD, respectively.

Interest rates—Our Senior Secured Notes and Senior Subordinated Secured Notes are at a fixed interest rate of 13.00% and 14.25%, respectively. We are exposed to interest rate risk as debt refinancing may be required. Our primary exposure to market risk stems from fluctuations in interest rates.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the three months ended March 31, 2010 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our Senior Secured Notes, Senior Subordinated Secured Notes, and other long-term obligations in effect at March 31, 2010.

	Year of Maturity						Total	Fair Value
	2010	2011	2012	2013	2014	Thereafter
	(in thousands, except percentages)
Fixed Rate	$1,059	$1,231	$330	$123,575	$28	$130,018	$256,241	$252,452
Average Interest Rate	10.7%	10.9%	8.8%	14.2%	4.0%	13.0%	13.6%

ITEM 4.	CONTROLS AND PROCEDURES

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

As part of our compliance efforts relative to Section 404 of Sarbanes-Oxley Act of 2002, management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment, management identified a material weakness in our internal control over accounting for foreign currency transaction gain (loss) on inter-company balances.

In March, 2010, the Company determined that an error existed relating to accounting for foreign currency transaction gain (loss) on certain intercompany balances. Specifically, this error related to activity in the third quarter 2009 resulting in the Company amending its form 10-Q for the quarter ended September 30, 2009. As a result of the error described above, management concluded that as of December 31, 2009 and March 31, 2010, a material weakness existed with respect to its determination of the completeness and accuracy and monitoring of foreign currency transaction gain (loss) related to certain intercompany balances and therefore our internal controls over financial reporting were not effective based upon the criteria set forth by COSO. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Additionally, this material weakness could result in a misstatement of net income (loss) that could result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected if not remediated.

Changes in Internal Control.

Our Principal Executive Officer and our Principal Financial Officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected or is reasonably likely to affect materially, our internal control over financial reporting, except for the items noted below.

As a result of the Company’s determination that the controls in place over the process of translating certain intercompany balances did not operate effectively during the third quarter of 2009, the Company has designed procedures and is implementing new controls to address the control failure that occurred, including: a) performing additional recalculations and analysis of the foreign currency transaction gain (loss) recorded on intercompany balances; b) implementing an improved process for assessing the reasonableness of foreign currency transaction gain (loss) recorded on intercompany balances; and c) confirming settlements related to intercompany balances at a transactional level. Management believes that these corrective actions, taken as a whole, will successfully mitigate the material weakness described above, and the Company will continue to perform the enhanced procedures as part of the normal accounting process.

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

A significant portion of our net revenue (approximately 85% for the quarter ended March 31, 2010) is derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the USD. Our foreign operating subsidiaries, including our largest operating subsidiaries in Canada and Australia, generates cash in their respective local currencies and fluctuations in exchange rates can have a material adverse impact on amounts of USDs transferred to U.S. parent entities. In the future, we expect to continue to derive a significant portion of our net revenue (which is a substantial source for servicing our significant debt obligations at the parent entity level, as well as a source for making principal payments) and incur a significant portion of our operating costs outside the U.S.

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

We historically have not typically engaged in hedging transactions. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies. In addition, the operations of affiliates and subsidiaries in foreign countries have been funded with investments and other advances denominated in foreign currencies. Historically, such investments and advances have been long-term in nature, and we accounted for any adjustments resulting from currency translation as a charge or credit to accumulate other comprehensive loss within the stockholders’ deficit section of our consolidated balance sheets. In 2002, agreements with certain subsidiaries were put in place for repayment of a portion of the investments and advances made to those subsidiaries. As we anticipate repayment in the foreseeable future of these amounts, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

We have significant international operations and, for the three months ended March 31, 2010, derived approximately 85% of our net revenues by providing services outside of the U.S. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers: (1) are likely to modify and/or control access to, and pricing of, the local networks; (2) enjoy better brand recognition and brand and customer loyalty; (3) generally offer a wider range of product and services; and (4) have significant operational economies of scale, including a larger backbone network and longer term customer and supplier agreements on preferred and better terms. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to their switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to: (1) obtain the permits and operating licenses required for us to operate in the new service areas; (2) obtain access to local transmission facilities on economically acceptable terms; or (3) market services in international markets.

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

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VoIP, data and hosting and wireless broadband through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as wireless, broadband, Internet and VoIP services, are a substantial competitive threat. As the overall market for domestic and international long-distance and dial-up Internet services continues to decline in favor of Internet-based, wireless, and broadband communications, revenue contribution from our Traditional Services, which for the three months ended March 31, 2010 comprised 43% of total revenue, has been consequently declining. If we do not adjust to meet changing market conditions or do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services, including the bundling of multiple services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

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

RISKS ASSOCIATED WITH OUR FINANCIAL STATEMENTS

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006, 2007 and 2008 due to a material weakness that existed in our internal control over accounting for income taxes and as of December 31, 2009 and March 31, 2010, due to a material weakness that existed in our internal control over accounting for foreign currency transaction gain (loss). If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Effective internal controls are necessary for us to provide reliable financial reports. In evaluating the effectiveness of our internal control over financial reporting, our management identified as of December 31, 2006, 2007 and 2008 a control deficiency in our controls and procedures over accounting for income taxes and as of December 31, 2009 and March 31, 2010, a control deficiency over accounting for foreign currency transaction gain (loss) and management concluded in each case that the control deficiency in our internal controls over financial reporting constituted a material weakness. These deficiencies represented a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

In March 2010, the Company determined that an error existed related to accounting for foreign currency transaction gain (loss) on certain inter-company balances. Specifically, this error related to activity in the third quarter 2009 resulting in the Company amending its Form 10-Q for the quarter ended September 30, 2009. This amendment restated our financial statements in order to correct a non-cash error relating to accounting for unrealized foreign currency transaction losses associated with certain inter-company balances that were permanent in nature and, therefore, should have been recorded as currency translation adjustment to accumulated other comprehensive income (loss) in the equity section of the balance sheet. Since identifying this, we have undertaken initiatives to remediate this material weakness by (a) performing additional recalculations and analysis of the foreign currency transaction gain (loss) recorded on these intercompany balances; (b) implementing an improved process for assessing the reasonableness of foreign currency transaction gain (loss) recorded on these intercompany balances; and (c) confirming intercompany settlements related to these balances at a transactional level. Notwithstanding such efforts, the material weakness concerning currency transaction will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. As a result, as of December 31, 2009 and March 31, 2010 management concluded that the control deficiency concerning foreign currency transactions represented a material weakness. See “Part I. Item 4. Controls and Procedures” herein.

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

Upon emergence from Chapter 11 on July 1, 2009, we adopted fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the Reorganization, has been allocated to the fair value of assets in conformity with ASC 805, Business Combinations, using the purchase method of accounting for business combinations. We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start accounting, our accumulated deficit ($1.06 billion at June 30, 2009) has been eliminated. In addition to fresh-start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan of Reorganization. Thus, our future consolidated balance sheets and consolidated condensed statements of operations data will not be comparable in many respects to our consolidated balance sheets and consolidated condensed statements of operations data for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the Reorganization.

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

If Primus and its “restricted subsidiaries” have Excess Cash Flow (as defined below) for any fiscal year commencing with the fiscal year ending December 31, 2010, then the issuers (the “Issuers”) of the 13% Senior Secured Notes (the “13% Notes”) are obligated to jointly apply an amount equal to 50% of such Excess Cash Flow for such period (the “Excess Cash Flow Offer Amount”) and to make a joint offer to the holders of the 13% Notes to repurchase all or a portion of such notes as Units with an aggregate repurchase price in cash equal to the Excess Cash Flow Offer Amount (an “Excess Cash Flow Offer”). Excess Cash Flow means for any such fiscal year (a) the excess of (1) consolidated EBITDA over (2) the sum, subject to certain exceptions, represented by: (i) capital expenditures; (ii) consolidated interest expense paid in cash; (iii) income and franchise taxes paid in cash; and (iv) reductions in certain indebtedness minus (b) the absolute value of negative Excess Cash Flow, if any.

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

If our outstanding 14 1/4% Senior Subordinated Secured Notes due May 2013 (the “14 1/4% Notes”) have not been refinanced on or prior to January 21, 2013, then the Issuers will be required to redeem the 13% Notes in advance of the 14 1/ 4% Notes scheduled maturity at a price equal to the then applicable optional redemption price.

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

We must repay or refinance the 14 1/4% Notes prior to the maturity of the 13% Notes. Failure to do so could have a material adverse effect upon us.

The scheduled maturity of the 14 1/4% Notes is earlier than the scheduled maturity of the 13% Notes. While we expect to refinance the 14 1/4% Notes, we may not be able to do so or refinancing may not be available on commercially reasonable terms. Our ability to complete a refinancing of the 14 1/4% Notes prior to their maturity is subject to a number of conditions beyond our control. For example, if disruption in the financial markets were to occur at the time that we intended to refinance the 14 1/4% Notes, we might be restricted in our ability to refinance that indebtedness. If we are unable to refinance the 14 1/4% Notes our alternatives would consist of negotiating an extension of such indebtedness with the holders and seeking or raising new capital. If we were unsuccessful, the holders of the 14 1/4% Notes could demand repayment of the indebtedness owed to them on May 20, 2013. As a result, our ability to pay the principal of and interest on such indebtedness would be adversely affected.

We may not be able to repurchase the 14 1/4% Notes or 13% Notes upon a change of control.

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

Our indentures governing our 14 1/4% Notes and 13% Notes contain significant operating and financial restrictions which may limit our ability and our restricted subsidiaries’ ability to operate their business.

The indentures governing our 14 1/4% Notes and 13% Notes contain significant operating and financial restrictions on us and our subsidiaries. These restrictions limit the ability of us and our restricted subsidiaries to, among other things:

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

We may be able to incur additional debt in the future, including debt secured by the collateral that secures our 14 1/4% Notes and 13% Notes, as well as other assets that do not secure such notes. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, those restrictions are subject to a number of exceptions, and the indebtedness incurred in compliance with those restrictions could be substantial. In addition, if we are able to designate some of the restricted subsidiaries under the indenture governing the notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. If we incur any additional secured debt that ranks equally with the 13% Notes, the holders of that debt will be entitled to share ratably with the holders of the 13% Notes in any proceeds distributed in connection with any bankruptcy, liquidation, reorganization or similar proceedings. Adding new debt to current debt levels could intensify the related risks that we now face.

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

Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that domestic, foreign or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon our competitive position, growth and financial performance. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Many regulatory actions are underway or are being contemplated by governmental agencies. For example, in connection with the promulgation of the “National Broadband Plan” announced in March 2010, in April 2010 the FCC stated its intention to initiate dozens of new proceedings to impose new requirements, or modify existing requirements, affecting essentially all entities involved in the provision of communications services. It is impossible to predict at this time what specific rules or requirements the FCC will propose or adopt, or how any such rules or requirements would affect our business or financial results.

In the U.S., the Communications Act of 1934, as amended (the “Communications Act”), and associated Federal Communications Commission (“FCC”) regulations, requires that every provider of interstate telecommunications carrier contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, which affects our cost of providing services. At present, these contributions are calculated based on contributors’ interstate and international revenue derived from U.S. end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. On

April 21, 2010, the FCC issued certain specific new proposals regarding contributions to the universal service fund that, if adopted, could materially affect our own contributions to the fund. These new proposals would affect most of our competitors, but not all of our competitors would be affected in the same way or to the same degree as we would be. The FCC has also announced its intention to propose new rules regarding the universal service program during the fourth quarter of calendar year 2010. It is impossible to predict the impact of these new proposals, if adopted, on our operations and financial results. In addition, AT&T Inc. filed a “Petition for Immediate Commission Action” on July 10, 2009, requesting that the FCC adopt a new mechanism for calculating federal universal service fund contribution that would be applicable to all contributors, including us. The specific proposal, which has been pending at the FCC for some time, is to determine contributions to the Universal Service Fund (“USF”) based on “assessable telephone numbers” rather than interstate and international revenues. This AT&T proposal remains pending. We cannot predict whether the FCC will adopt this or some other contribution methodology, nor can we predict the potential impact on our business at this time. But a revised contribution methodology could increase our contribution obligation, including increasing our contribution disproportionately compared to some of our competitors. In such event, we may need to either raise the total amount of our consumer’s bills, potentially making us less competitive with other providers of communications services, or reduce our profit margins.

Increasingly, laws, regulations or rulings that apply to traditional telephone services are being extended to commerce and communications services that utilize Internet Protocol, including VoIP. We are unable to predict the impact, if any, that future legislation, judicial decisions or regulations concerning Internet Protocol products and services may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, fees, charges, surcharges, and taxation of VoIP services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, filing requirements, consumer protection, public safety issues like E911, the Communications Assistance for Law Enforcement Act (“CALEA”), the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The rules that the FCC has already extended to interconnected VoIP providers include:

•

Rules with respect to the use of customer proprietary network information (“CPNI”) requiring VoIP providers to adhere to particular customer approval processes when using CPNI outside of pre-defined limits and when using CPNI for marketing purposes, and requiring VoIP providers to take certain steps to verify a customer’s identity before releasing any CPNI over the telephone or the Internet, and to report unauthorized disclosures of CPNI. In April 2010, the FCC adopted a Notice of Inquiry regarding the possible establishment of a voluntary “cyber security” certification program. At present it is not possible to predict whether any new formal or informal requirements will arise from this proceeding or how any such requirements might affect our business.

•

The disability access requirements of Sections 225 and 255 of the Communications Act, which have been interpreted by the FCC to require interconnected VoIP providers to contribute to the telecommunications relay services fund and offer 711 abbreviated dialing access to relay services, and to ensure that VoIP services are accessible to persons with disabilities, if reasonably achievable. In April 2010 the FCC announced plans to adopt, during the third quarter of 2010, a further order with respect to hearing aid compatibility requirements applicable to various services. We cannot predict at this time what new requirements the FCC will establish, if any, or how any such new requirements may affect us.

•	Rules requiring VoIP providers to configure VoIP networks in a manner that facilitates lawful surveillance under CALEA.

•

Rules requiring VoIP providers to permit customers to retain their assigned telephone numbers when changing carriers including newly established requirements to process customer carrier changes on an expedited basis.

•

Rules requiring VoIP providers to provide access to E911 emergency services on terms generally similar to those provided by traditional landline carriers. In April 2010 the FCC adopted a Notice of Inquiry regarding the survivability of broadband infrastructure, including in the case of damage due to natural or human-caused disasters or public emergencies. In addition, also in April 2010 the FCC announced its intention to initiate, during the fourth quarter of calendar year 2010, a Notice of Inquiry regarding “Next Generation 911” service. It is uncertain whether the FCC will adopt specific requirements arising from these proceedings or, if it does, how and whether any such requirements will affect us.

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

FCC rules require VoIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers. This requirement took effect as of November 2005. Like many interconnected VoIP providers, Lingo, Inc. (“Lingo”), a subsidiary of ours which sells such services, was able to meet this deadline for some but not all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service. The FCC has not yet addressed our waiver petition. As of March 31, 2010, approximately 99% of our Lingo customers were equipped with E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties, cease and desist orders prohibiting Lingo from providing service on the federal and state levels or any combination of the foregoing.

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

The FCC is considering reform of the methodology that regulated telecommunications carriers use to determine the appropriate payments for the exchange of traffic that is necessary to complete telephone calls to the traditional telephone network. In April 2010 the FCC announced its intention to issue a ruling, during the third quarter of calendar year 2010, clarifying network operators’ interconnection obligations. The FCC also announced its intention to issue, during the fourth quarter of calendar year 2010, proposed new rules governing the payments carriers make and receive in connection with the exchange of telecommunications traffic. The result of these actions, as well as any action the FCC may take in currently pending proceedings bearing on these issues, may be an increase in the rates we pay to such carriers to send traffic to or receive traffic from the traditional telephone network, which would increase our costs. Such a cost increase may result in us increasing the retail price of our service, which may make us less competitive in the communications marketplace, or may reduce our profitability. We cannot predict the outcome of this proceeding.

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

As noted above, the FCC has announced its intention to propose new rules regarding universal service contributions during the second and fourth quarters of calendar year 2010. It is impossible at this time to predict whether the FCC will actually issue such new proposals and, if it does, whether such proposals will establish or affect any obligation to contribute to state universal service funds or, in the alternative, to clarify and confirm that no such obligation exists.

We are subject to the requirements of the Federal Trade Commission’s new “Red Flag” identity theft rules.

We must comply with Section 114 of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) and rules of the Federal Trade Commission (“FTC”) that require “creditors” to develop and effectuate written internal programs to detect, prevent, and mitigate identity theft in connection with their accounts. The rules are scheduled to become effective on June 1, 2010, and we likely would be deemed to be a “creditor” as defined in the FACTA. We are taking steps to ensure compliance with the FTC’s rules, but if and to the extent that we are determined to be out of compliance with the rules we may be subject to fines, penalties, compliance orders or any combination of the foregoing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits (see index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: May 17, 2010	By:	/S/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date: May 17, 2010	By:	/S/ JAMES C. KEELEY
James C. Keeley
Vice President – Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Termination Agreement dated March 29, 2010 by and between John F. DePodesta and Primus Telecommunications Group, Incorporated and Primus Telecommunications, Inc.

10.2*	Agreement for Professional Services dated March 31, 2010 by and between Primus Telecommunications Group, Incorporated and John F. DePodesta

31	Certifications.

32**	Certifications.

*	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on March 30, 2010.
**	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.