Form 10-Q
period 2010-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2010-08-16
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2010
Common Stock $0.001 par value	9,743,157

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
NET REVENUE	$205,408	$195,559
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	131,704	125,175
Selling, general and administrative	50,213	49,726
Depreciation and amortization	19,316	6,231
(Gain) loss on sale or disposal of assets	(189)	16

Total operating expenses	201,044	181,148

INCOME (LOSS) FROM OPERATIONS	4,364	14,411
INTEREST EXPENSE	(8,747)	(3,359)
(ACCRETION) AMORTIZATION ON DEBT PREMIUM/DISCOUNT, net	(45)	—
GAIN (LOSS) FROM EARLY EXTINGUISHMENT OF DEBT	164	—
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(382)	—
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	154	161
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(9,713)	24,170

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(14,205)	35,383
REORGANIZATION ITEMS, net	—	(8,656)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(14,205)	26,727
INCOME TAX BENEFIT (EXPENSE)	1,994	(1,110)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(12,211)	25,617
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(1,126)	(147)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	193	—

NET INCOME (LOSS)	(13,144)	25,470
Less: Net (income) loss attributable to the noncontrolling interest	106	(104)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(13,038)	$25,366

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.24)	$0.18
Income (loss) from discontinued operations	(0.12)	—
Gain (loss) from sale of discontinued operations	0.02	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.34)	$0.18

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.24)	$0.15
Income (loss) from discontinued operations	(0.12)	—
Gain (loss) from sale of discontinued operations	0.02	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.34)	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,743	142,695

Diluted	9,743	173,117

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(12,105)	$25,513
Income (loss) from discontinued operations	(1,126)	(147)
Gain (loss) from sale of discontinued operations	193	—

Net income (loss)	$(13,038)	$25,366

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
NET REVENUE	$409,801	$388,840
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	261,713	253,830
Selling, general and administrative	103,105	94,656
Depreciation and amortization	38,300	12,307
(Gain) loss on sale or disposal of assets	(179)	(43)

Total operating expenses	402,939	360,750

INCOME (LOSS) FROM OPERATIONS	6,862	28,090
INTEREST EXPENSE	(18,084)	(14,134)
(ACCRETION) AMORTIZATION ON DEBT PREMIUM/DISCOUNT, net	(89)	189
GAIN (LOSS) FROM EARLY EXTINGUISHMENT OF DEBT	164	—
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(2,425)	—
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	382	388
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(3,711)	21,120

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(16,901)	35,653
REORGANIZATION ITEMS, net	1	7,912

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(16,900)	43,565
INCOME TAX BENEFIT (EXPENSE)	3,993	(3,906)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(12,907)	39,659
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(1,293)	(585)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	193	251

NET INCOME (LOSS)	(14,007)	39,325
Less: Net (income) loss attributable to the noncontrolling interest	(30)	32

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(14,037)	$39,357

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.34)	$0.28
Income (loss) from discontinued operations	(0.13)	—
Gain (loss) from sale of discontinued operations	0.02	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.45)	$0.28

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.34)	$0.23
Income (loss) from discontinued operations	(0.13)	—
Gain (loss) from sale of discontinued operations	0.02	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.45)	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,694	142,695

Diluted	9,694	173,117

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(12,937)	$39,691
Income (loss) from discontinued operations	(1,293)	(585)
Gain (loss) from sale of discontinued operations	193	251

Net income (loss)	$(14,037)	$39,357

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,976	$42,538
Accounts receivable (net of allowance for doubtful accounts receivable of $4,862 and $8,163)	83,662	89,342
Prepaid expenses and other current assets	15,881	15,147

Total current assets	133,519	147,027
RESTRICTED CASH	10,160	10,438
PROPERTY AND EQUIPMENT—Net	128,828	147,606
GOODWILL	63,997	64,220
OTHER INTANGIBLE ASSETS—Net	166,267	178,807
OTHER ASSETS	9,844	10,816

TOTAL ASSETS	$512,615	$558,914

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$41,170	$45,819
Accrued interconnection costs	32,362	37,561
Deferred revenue	14,198	13,882
Accrued expenses and other current liabilities	44,965	49,704
Accrued income taxes	9,182	10,629
Accrued interest	2,189	1,985
Current portion of long-term obligations	1,163	4,274

Total current liabilities	145,229	163,854
LONG-TERM OBLIGATIONS	243,235	253,242
DEFERRED TAX LIABILITY	31,177	36,052
OTHER LIABILITIES	8,289	5,857

Total liabilities	427,930	459,005
COMMITMENTS AND CONTINGENCIES (See Note 6.)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value—80,000,000 shares authorized; 9,743,157 and 9,600,000 shares issued and outstanding	10	10
Additional paid-in capital	85,393	85,533
Accumulated earnings (deficit)	(7,305)	6,732
Accumulated other comprehensive income (loss)	2,984	4,064

Total stockholders’ equity before noncontrolling interest	81,082	96,339

Noncontrolling interest	3,603	3,570

Total stockholders’ equity	84,685	99,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$512,615	$558,914

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,007)	$39,325
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	(1)	(8,297)
Provision for doubtful accounts receivable	3,449	5,140
Stock compensation expense	204	27
Depreciation and amortization	38,413	12,346
(Gain) loss on sale or disposal of assets	(372)	(294)
Accretion (amortization) of debt premium/discount, net	89	(189)
Change in fair value of Contingent Value Rights	2,425	—
Deferred income taxes	(4,823)	—
(Gain) loss on early extinguishment of debt	(164)	—
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	4,148	(20,702)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(2,820)	7,798
(Increase) decrease in prepaid expenses and other current assets	(1,114)	461
(Increase) decrease in other assets	342	2,454
Increase (decrease) in accounts payable	(2,513)	(12,794)
Increase (decrease) in accrued interconnection costs	(3,489)	(5,361)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(1,984)	1,313
Increase (decrease) in accrued income taxes	(1,407)	2,113
Increase (decrease) in accrued interest	218	(1,600)

Net cash provided by operating activities before cash reorganization items	16,594	21,740
Cash effect of reorganization items	(137)	(4,595)

Net cash provided by operating activities	16,457	17,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,737)	(5,660)
Sale of property and equipment and intangible assets	530	179
Cash from disposition of business, net of cash disposed	—	232
Cash used in business acquisitions, net of cash acquired	—	(199)
(Increase) decrease in restricted cash	(132)	(146)

Net cash used in investing activities	(10,339)	(5,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(13,175)	(8,292)

Net cash used in financing activities	(13,175)	(8,292)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,505)	1,202

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,562)	4,461
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,538	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,976	$41,461

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,879	$14,909
Cash paid for taxes	$899	$962
Non-cash investing and financing activities:
Capital lease additions	$51	$1,882

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
NET INCOME (LOSS)	$(13,144)	$25,470

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(879)	(8,426)

COMPREHENSIVE INCOME (LOSS)	(14,023)	17,044
Less: Comprehensive (income) loss attributable to the noncontrolling interest	213	(319)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(13,810)	$16,725

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
NET INCOME (LOSS)	$(14,007)	$39,325

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,077)	(6,954)

COMPREHENSIVE INCOME (LOSS)	(15,084)	32,371
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(33)	(117)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(15,117)	$32,254

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

As of July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC No. 852, “Reorganizations”. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. The consolidated condensed statements of operations, cash flows, comprehensive income (loss) and any references to “Successor” or “Successor Company” for the three months and six months ended June 30, 2010, show the operations of the reorganized Company. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009.

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

Effective January 1, 2009, the Company adopted ASC No. 810, “Consolidation.” This statement changed the presentation of outstanding noncontrolling interests in one or more subsidiaries or the deconsolidation of those subsidiaries. Reconciliations at the beginning and the end of the period of the total equity, equity attributable to the Company and equity attributable to the noncontrolling interest for Successor’s six months ended June 30, 2010 and Predecessor’s six months ended June 30, 2009 are as follows (in thousands):

	Successor
			As of June 30, 2010
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock				Accumulated Other Comprehensive Loss
	Total	Comprehensive Income	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)		Noncontrolling Interest
Balance as of January 1, 2010	$99,909		9,600	$10	$85,533	$6,732	$4,064	$3,570
Stock Option Compensation Expense	204		—	—	204	—	—	—
Common shares issued for restricted stock units	(344)		143	—	(344)	—	—	—
Comprehensive Income			—	—	—	—	—	—
Net income (loss)	(14,007)	$(14,007)	—	—	—	(14,037)	—	30

Other comprehensive income (loss)	(1,077)	(1,077)	—	—	—	—	(1,080)	3
Comprehensive Income	(15,084)	$(15,084)

Balance as of June 30, 2010	$84,685		9,743	$10	$85,393	$(7,305)	$2,984	$3,603

	Predecessor
			As of June 30, 2009
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock				Accumulated Other Comprehensive Loss
	Total	Comprehensive Income	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)		Noncontrolling Interest
Balance as of January 1, 2009	$(458,725)		142,695	$1,427	$718,956	$(1,099,809)	$(82,113)	$2,814
Stock Option Compensation Expense	27	—	—	—	27	—	—	—
Comprehensive Income
Net income (loss)	39,325	39,325	—	—	—	39,357	—	(32)
Other comprehensive income (loss)	(6,954)	(6,954)	—	—	—	—	(7,103)	149

Comprehensive Income	32,371	$32,371

Balance as of June 30, 2009	$(426,327)		142,695	$1,427	$718,983	$(1,060,452)	$(89,216)	$2,931

Discontinued Operations—During the first quarter 2010, the Company initiated the sale of certain assets of its Spain and European agent serviced retail operations; and, therefore, has reported such operations as discontinued operations. In the second quarter of 2010 the Company completed the sale of certain assets of its Spanish operations.

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

Upon emergence from bankruptcy on July 1, 2009, the Company entered into an arrangement for issuing Contingent Value Rights (CVRs) that contained derivative features. The Company accounted for the arrangement in accordance with ASC No. 815, “Derivatives and Hedging.” The Company determined these CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company recorded CVRs as a liability in its balance sheet at their estimated fair value. Changes in their estimated fair value are recognized in earnings during the period of change.

Estimates of fair value represent the Company’s best estimates developed with the assistance of independent appraisals or various valuation techniques including Black-Scholes and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Any adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded goodwill.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued accounting pronouncements that are not discussed will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

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

Estimates of fair value included in the Successor Company financial statements, in conformity with ASC No. 820, represent the Company’s best estimates and valuations developed with the assistance of independent appraisers and, where the foregoing have not yet been completed or are not available, represent industry data and trends by reference to relevant market rates and transactions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with ASC No. 805, the allocation of the reorganization value is subject to additional adjustment until the Company has completed its analysis, but not to exceed one year after emergence from bankruptcy. As of March 31, 2010 the Company had completed the valuation of its assets and liabilities and has completed its adoption of fresh-start accounting in accordance with ASC No. 852, “Reorganizations.”

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

In the first six months of 2010, the Company made no further fresh-start accounting adjustments to the fair value of its assets or liabilities.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets as determined upon the adoption of fresh-start accounting. The Company recorded goodwill of $61.3 million upon emergence from bankruptcy as well as intangible assets of $184.8 million, which includes $81.6 million of indefinite-lived trade names, $99.2 million of amortizable customer relationships, and $4.0 million of amortizable trade names.

The intangible assets not subject to amortization consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Trade names	$81,126	$81,372
Goodwill	$63,997	$64,220

The Company allocated goodwill to all of its reporting units as part of fresh-start accounting, excluding the wholesale reporting unit which had nominal value relative to the total value of the Company. The changes in the carrying amount of trade names and goodwill by reporting unit for the six months ended June 30, 2010 are as follows (in thousands):

Goodwill

	United States	Canada	Australia	Europe	Brazil	Total
Balance as of January 1, 2010	$29,960	$30,285	$1,714	$2,217	$44	$64,220
Effect of change in foreign currency exchange rates	—	29	(70)	(181)	(1)	(223)

Balance as of June 30, 2010	$29,960	$30,314	$1,644	$2,036	$43	$63,997

Trade Names

	United States	Canada	Australia	Europe	Brazil	Total
Balance as of January 1, 2010	$76,200	$—	$—	$5,172	$—	$81,372
Effect of change in foreign currency exchange rates	—	—	—	(246)	—	(246)

Balance as of June 30, 2010	$76,200	$—	$—	$4,926	$—	$81,126

The Company’s other intangible assets consist of trade names and customer relationships. Intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$4,042	$(415)	$3,627	$4,057	$(203)	$3,854
Customer relationships	106,779	(25,265)	81,514	107,612	(14,032)	93,580

Total	$110,821	$(25,680)	$85,141	$111,669	$(14,235)	$97,434

Successor

Amortization expense for trade names and customer relationships for the three months and six months ended June 30, 2010 was $6.0 million and $11.8 million, respectively.

The Company expects amortization expense for trade names and customer relationships for the remainder of 2010, the years ended December 31, 2011, 2012, 2013, 2014, and thereafter to be approximately $11.5 million, $18.4 million, $13.0 million, $9.5 million, $7.1 million and $25.5 million, respectively.

Predecessor

Amortization expense for trade names and customer relationships for the three months and six months ended June 30, 2009 was $0.2 million and $0.5 million, respectively.

5.	LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Obligations under capital leases and other	$2,238	$3,178
Leased fiber capacity	—	2,809
Senior secured notes	130,000	130,000
Senior subordinated secured notes	114,015	123,472

Subtotal	246,253	259,459
Original issue discount on senior secured notes	(1,855)	(1,943)

Subtotal	244,398	257,516
Less: Current portion of long-term obligations	(1,163)	(4,274)

Total long-term obligations	$243,235	$253,242

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of June 30, 2010 as follows:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes	14 1/4% Senior Subordinated Secured Notes	Total
2010 (as of June 30, 2010)	$731	$8,450	$8,124	$17,305
2011	1,262	16,900	16,247	34,409
2012	314	16,900	16,247	33,461
2013	86	16,900	122,139	139,125
2014	3	16,900	—	16,903
Thereafter	—	163,847	—	163,847

Total Minimum Principal & Interest Payments	2,396	239,897	162,757	405,050
Less: Amount Representing Interest	(158)	(109,897)	(48,742)	(158,797)

Total Long Term Obligations	$2,238	$130,000	$114,015	$246,253

The foregoing table assumes that the 14 1/4% Senior Subordinated Secured Notes are refinanced before January 21, 2013. In the event the 14.25% Senior Secured Notes have not been refinanced in accordance with the terms of the 13% Senior Secured Notes indenture by January 21, 2013, then the Issuers will be required to redeem the full principal of the 13% Senior Secured Notes at a price equal to the then applicable optional redemption price on such date. In addition, the table assumes that the holders of 13% Senior Secured Notes do not accept any Excess Cash Flow Offer to purchase 13% Senior Secured Notes. In this regard, the Company must extend an offer annually to the holders of the 13% Senior Secured Notes to repurchase an applicable amount, (equal to 50% of Excess Cash Flow), of the 13% Senior Secured Notes at par, in the event the Company and certain subsidiaries have excess cash flow for any fiscal year commencing with the fiscal year ending December 31, 2010.

In May 2010, the Company paid $9.4 million in cash and retired $9.5 million in principal of its 14 1/4% Senior Subordinated Secured Notes. As a result, the Company recognized a $0.1 million gain from the early extinguishment of debt in its statement of operations for the three months ended June 30, 2010.

6.	COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and other (“Vendor Financing”), purchase obligations and non-cancellable operating leases as of June 30, 2010 are as follows (in thousands):

Year Ending December 31,	Capital Leases and Other	Purchase Obligations	Operating Leases
2010 (as of June 30, 2010)	$731	$14,518	$11,264
2011	1,262	27,767	13,995
2012	314	3,142	11,908
2013	86	162	8,941
2014	3	162	3,986
Thereafter	—	54	10,973

Total minimum lease payments	2,396	45,805	61,067
Less: Amount representing interest	(158)	—	—

	$2,238	$45,805	$61,067

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value.

Successor

Purchases made under purchase commitments were $8.3 million and $15.3 million, respectively, for the three months and six months ended June 30, 2010.

Rent expense under operating leases was $3.9 million and $7.8 million, respectively, for the three months and six months ended June 30, 2010.

Predecessor

Purchases made under purchase commitments were $6.5 million and $12.8 million, respectively, for the three months and six months ended June 30, 2009.

Rent expense under operating leases was $3.4 million and $6.7 million for the three months and six months ended June 30, 2009.

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

Restricted Stock Units (RSU)

For the three months and six months ended June 30, 2010, the Company recognized $0.1 million and $0.2 million, respectively, of stock compensation expense related to the RSU.

Stock Options

A summary of the Company’s stock option activity during the six months ended June 30, 2010 is as follows:

	Six Months Ended June 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding—December 31, 2009	478,199	$12.22
Granted	—	$—
Exercised	—	$—
Forfeitures	(93,191)	$12.22

Outstanding—June 30, 2010	385,008	$12.22

Eligible for exercise	133,464	$12.22

The following table summarizes information about the Company’s stock options outstanding at June 30, 2010:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$12.22	385,008	9.00	$12.22	$—	133,464	9.00	$12.22	$—

For Emergence Performance Option and RSU compensation expense calculation, the Company assumed that it will meet the specified Adjusted EBITDA Target in 2010; therefore, according to the Plan, the remaining options and RSUs will vest in 2010.

As of June 30, 2010, the Company had 0.4 million unvested awards outstanding of which $0.2 million of compensation expense is expected to be recognized over the weighted average remaining period of 0.52 years. The number of unvested awards expected to vest is 0.4 million shares, with a weighted average remaining life of 9.00 years, a weighted average exercise price of $12.22, and an intrinsic value of $0.

Predecessor

Under the Plan of Reorganization, all stock options granted under the Predecessor’s Equity Incentive Plan were cancelled as of July 1, 2009. The Predecessor Company recorded $11 thousand and $27 thousand stock-based compensation expenses for the three months and six months ended June 30, 2009, respectively.

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

The Company adopted the uncertain tax position related provisions of ASC No. 740, “Income Taxes,” on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three months ended June 30, 2010, the Company recorded $.4 million of gross unrecognized tax benefit and $0.1 million of unrecognized tax benefit which impacted the rate including $0.1 of penalties and interest. As of June 30, 2010, the gross unrecognized tax benefit on the balance sheet was $89.9 million.

Pursuant to Section 382 of the Internal Revenue Code, the Company believes that it underwent an ownership change for tax purposes (i.e., a more than 50% change in stock ownership) on the July 1, 2009 emergence date. As a result, the use of any of the Company’s federal and state net operating loss carryforwards and tax credits generated prior to the ownership change that are not reduced will be subject to an annual limitation of approximately $1.7 million. The annual limitation will be determined based upon an Internal Revenue Code section that allows corporations emerging from bankruptcy to determine their section 382 limitation based upon the post emergence stock value. The Company has prepared its financial statements assuming the annual limitation will apply. However, Section 382 provides that a taxpayer emerging from bankruptcy can elect out of the annual limitation. If the Company elects not to apply the limitation, there are adverse consequences if an ownership change occurs before July 1, 2011. The election is not required to be made until the extended due date of the 2009 return, which is September 15, 2010. The company has reviewed its 13-G filings, as filed with the United States Securities Exchange Commission, subsequent to emergence from bankruptcy and believes that a change in ownership has not occurred during this period of July 1, 2009 to June 30, 2010.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Successor Company’s 13% Senior Secured Notes and 14 1/4% Senior Subordinated Secured Notes, based on quoted market prices, was $239.8 million and $244.7 million at June 30, 2010 and December 31, 2009, respectively.

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

	June 30, 2010	Fair Value as of June 30, 2010, using:
		Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVR)	$7,787	—	$7,787	—

Total	$7,787	—	$7,787	—

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our Statements of Operations. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model. During the three months and six months ended June 30, 2010, the Company recognized $0.4 million and $2.4 million, respectively, of expense as a result of marking the CVRs to their fair value.

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

Summary information with respect to the Company’s operating segments is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Net Revenue by Segment
United States	$12,536	$16,918
Canada	58,024	55,061
Europe	11,119	11,848
Australia	67,487	58,475
Wholesale	49,192	50,279
Brazil	7,050	2,978

Total	$205,408	$195,559

Provision for Doubtful Accounts Receivable
United States	$577	$863
Canada	624	541
Europe	127	76
Australia	625	1,120
Wholesale	(499)	243
Brazil	110	50

Total	$1,564	$2,893

Income (Loss) from Operations
United States	$758	$2,921
Canada	3,041	9,310
Europe	(287)	145
Australia	1,402	5,862
Wholesale	1,794	678
Brazil	179	95

Total From Operating Segments	6,887	19,011
Corporate	(2,523)	(4,600)

Total	$4,364	$14,411

Capital Expenditures
United States	$427	$18
Canada	2,723	1,179
Europe	201	37
Australia	2,037	1,488
Brazil	436	152

Total	$5,824	$2,874

	Successor	Predecessor
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net Revenue by Segment
United States	$26,112	$35,013
Canada	115,500	108,306
Europe	22,785	24,291
Australia	137,385	110,502
Wholesale	95,699	104,482
Brazil	12,320	6,246

Total	$409,801	$388,840

Provision for Doubtful Accounts Receivable
United States	$1,102	$1,455
Canada	1,468	1,107
Europe	229	165
Australia	1,362	1,737
Wholesale	(989)	516
Brazil	193	115

Total	$3,365	$5,095

Income (Loss) from Operations
United States	$(113)	$4,304
Canada	5,983	18,738
Europe	(737)	(8)
Australia	5,196	10,123
Wholesale	2,645	1,372
Brazil	501	230

Total From Operating Segments	13,475	34,759
Corporate	(6,613)	(6,669)

Total	$6,862	$28,090

Capital Expenditures
United States	$618	$74
Canada	4,948	3,127
Europe	284	174
Australia	4,311	1,997
Brazil	576	288

Total	$10,737	$5,660

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	June 30, 2010	December 31, 2009
Property and Equipment—Net
United States	$9,077	$10,760
Canada	55,614	58,927
Europe	3,116	4,955
Australia	59,305	71,682
Brazil	1,716	1,282

Total	$128,828	$147,606

	June 30, 2010	December 31, 2009
Assets
United States	$126,782	$133,276
Canada	179,732	194,600
Europe	74,581	84,587
Australia	122,007	138,988
Brazil	9,513	7,463

Total	$512,615	$558,914

11.	DISCONTINUED OPERATIONS

In the second quarter 2010, the Company sold certain assets of its Spain retail operations. The sale price was $0.3 million. The Company recorded a $0.2 million gain from sale of these retail operations during the second quarter 2010.

In the first quarter of 2010, the Company initiated the sale of certain assets of its retail operations in Spain, which was completed in the second quarter 2010, and the sale of its European agent serviced retail operations.

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

Summarized operating results of the discontinued operations are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Net revenue	$823	$1,189
Operating expenses	1,923	1,723

Loss from operations	(1,100)	(534)
Interest expense	—	—
Interest income and other income	235	2
Foreign currency transaction gain (loss)	(260)	—
Reorganization items, net	—	385

Income (loss) before income tax	(1,125)	(147)
Income tax expense	(1)	—

Loss from discontinued operations	$(1,126)	$(147)

	Successor	Predecessor
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net revenue	$2,211	$2,676
Operating expenses	3,440	3,670

Loss from operations	(1,229)	(994)
Interest expense	—	(1)
Interest income and other income	218	26
Foreign currency transaction gain (loss)	(280)	—
Reorganization items, net	—	385

Income (loss) before income tax	(1,291)	(584)
Income tax expense	(2)	(1)

Loss from discontinued operations	$(1,293)	$(585)

12.	BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

For Successor’s three months and six months ended June 30, 2010, the following could potentially dilute income per common share in the future but was excluded from the calculation of diluted income per common share due to its antidilutive effect:

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

For the three months and six months ended June 30, 2009, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effect:

•	8.0 million shares issuable upon exercise of stock options,

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2010 Successor	June 30, 2009 Predecessor	June 30, 2010 Successor	June 30, 2009 Predecessor
Income (loss) from continuing operations	$(12,105)	$25,513	$(12,937)	$39,691
Income (loss) from discontinuing operations, net of tax	(1,126)	(147)	(1,293)	(585)
Gain (loss) from sale of discontinued operations, net of tax	193	—	193	251

Net income (loss) attributable to common stockholders—basic	(13,038)	25,366	(14,037)	39,357
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	—	—	—	210
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	—	—	—	332

Income (loss) attributable to common stockholders—diluted	$(13,038)	$25,366	$(14,037)	$39,899

Weighted average common shares outstanding—basic	9,743	142,695	9,694	142,695
5% Exchangeable Senior Notes	—	19,474	—	19,474
Step Up Convertible Subordinated Debentures	—	7,280	—	7,280
33/4 % Convertible Senior Notes	—	3,668	—	3,668

Weighted average common shares outstanding—diluted	9,743	173,117	9,694	173,117

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(1.24)	$0.18	$(1.34)	$0.28
Income (loss) from discontinued operations	(0.12)	—	(0.13)	—
Gain (loss) from sale of discontinued operations	0.02	—	0.02	—

Net income (loss) attributable to common stockholders	$(1.34)	$0.18	$(1.45)	$0.28

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(1.24)	$0.15	$(1.34)	$0.23
Income (loss) from discontinued operations	(0.12)	—	(0.13)	—
Gain (loss) from sale of discontinued operations	0.02	—	0.02	—

Net income (loss) attributable to common stockholders	$(1.34)	$0.15	$(1.45)	$0.23

13.	REORGANIZATION ITEMS, NET

Reorganization items, net, represents amounts incurred as a direct result of the bankruptcy filings and is presented separately in the Consolidated Condensed Statements of Operations. The following describes the components of reorganization items, net (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010 Successor	June 30, 2009 Predecessor	June 30, 2010 Successor	June 30, 2009 Predecessor
Professional Fees	$—	$(8,271)	$1	$(12,067)
Debt Premium, Discount and Deferred Financing Costs Write-off	—	—	—	(91)
Reversal of Future Interest Payments Recorded as Long Term Obligations	—	—	—	20,453
Interest Income	—	—	—	2

Reorganization Items, net	$—	$(8,271)	$1	$8,297

Predecessor

Payments for the six months ended June 30, 2009 for professional fees and retainers were $4.6 million. In accordance with ASC No. 852, the Company ceased amortization of debt premiums, discounts and deferred financing costs related to the liabilities subject to compromise on the Petition Date. The $3.5 million of unamortized debt premiums and discounts has been written off and recorded as a gain, offset by the expensing of $3.6 million of unamortized deferred financing costs, as an adjustment to the net carrying value of the pre-petition debt. Long term debt was further reduced by $20.5 million of future interest payable that previously had been recorded as a portion of long-term obligations for the 14 1/4% Senior Subordinated Secured Notes and 5% Exchangeable Senior Notes as the issuance of these notes had been deemed troubled debt restructurings.

14.	GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Primus Telecommunications IHC, Inc.’s 14 1/4% Senior Subordinated Secured Notes were fully, unconditionally, jointly and severally guaranteed by Group on a senior basis and by Holding, Primus Telecommunications, Inc., TresCom International Inc., Least Cost Routing, Inc., TresCom U.S.A., Inc., iPRIMUS USA, Inc., and iPRIMUS.com, Inc., all 100% indirectly owned subsidiaries of Group (collectively, the “Other Guarantors”). Group has a 100% ownership in Holding and no direct subsidiaries other than Holding.

On the Effective Date, IHC, each of the Grantors party and U.S. Bank National Association, as collateral agent, entered into a First Amendment to the Collateral Agreement (the “Amended Collateral Agreement”), to provide that the obligations of both IHC and Primus Telecommunications International, Inc. (“PTII”), an indirect wholly owned subsidiary of Group, were secured by PTII’s assets, including 65% of the voting stock of foreign subsidiaries owned by PTII. In addition, on the Effective Date, Group and Holding entered into an Assumption Agreement in favor of U.S. Bank National Association, as collateral agent, pursuant to which each of Group and Holding became party to the Amended Collateral Agreement. As a result, Group and Holding’s existing guarantees of the 14 1/4% Senior Subordinated Secured Notes are secured by a lien on the property of Group and Holding, respectively.

Accordingly, the following consolidating condensed financial information for the three and six months ended June 30, 2010 for Successor and three months and six months ended June 30, 2009 for Predecessor are included for (a) Group on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) Group’s indirect non-guarantor subsidiaries on a combined basis and (e) Group on a consolidated basis. The plan and fresh-start accounting adjustments reflected in Predecessor’s Consolidated Condensed Statements of Operations on July 1, 2009 are not presented separately in this presentation.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Successor
	For the Three Months Ended June 30, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$24,282	$181,126	$—	$205,408
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	17,853	113,851	—	131,704
Selling, general and administrative	1,407	1	5,651	43,154	—	50,213
Depreciation and amortization	—	—	1,264	18,052	—	19,316
(Gain) loss on sale or disposal of assets	—	—	(196)	7	—	(189)

Total operating expenses	1,407	1	24,572	175,064	—	201,044

INCOME (LOSS) FROM OPERATIONS	(1,407)	(1)	(290)	6,062	—	4,364
INTEREST EXPENSE	—	(4,187)	(2,933)	(1,627)	—	(8,747)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	—	—	(29)	(16)	—	(45)
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	91	73	—	—	164
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(382)	—	—	—	—	(382)
INTEREST AND OTHER INCOME	—	—	152	2	—	154
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	—	(1,136)	19	(8,596)	—	(9,713)
INTERCOMPANY INTEREST	(263)	3,955	(2,490)	(1,202)	—	—
MANAGEMENT FEE	—	—	949	(949)	—	—
ROYALTY FEE	—	3,254	—	(3,254)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(2,052)	1,976	(4,549)	(9,580)	—	(14,205)
REORGANIZATION ITEMS—NET	—	—	—	—	—	—

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(2,052)	1,976	(4,549)	(9,580)	—	(14,205)
INCOME TAX BENEFIT (EXPENSE)	—	(238)	(1)	2,233	—	1,994

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(2,052)	1,738	(4,550)	(7,347)	—	(12,211)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(10,986)	—	(6,436)	—	17,422	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(13,038)	1,738	(10,986)	(7,347)	17,422	(12,211)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(1,126)	—	(1,126)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	193	—	193

NET INCOME (LOSS)	(13,038)	1,738	(10,986)	(8,280)	17,422	(13,144)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	—	106	—	106

NET INCOME (LOSS) ATTRIBUTABLE TO
PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(13,038)	$1,738	$(10,986)	$(8,174)	$17,422	$(13,038)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(13,038)	$1,738	$(10,986)	$(7,241)	$17,422	$(12,105)
Income (loss) from discontinued operations	—	—	—	(1,126)	—	(1,126)
Gain (loss) from sale of discontinued operations	—	—	—	193	—	193

Net income (loss)	$(13,038)	$1,738	$(10,986)	$(8,174)	$17,422	$(13,038)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Predecessor
	For the Three Month Ended June 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$30,470	$165,089	$—	$195,559
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	23,291	101,884	—	125,175
Selling, general and administrative	3,599	4	6,015	40,108	—	49,726
Depreciation and amortization	—	—	638	5,593	—	6,231
(Gain) loss on sale or disposal of assets	—	—	(119)	135	—	16

Total operating expenses	3,599	4	29,825	147,720	—	181,148

INCOME (LOSS) FROM OPERATIONS	(3,599)	(4)	645	17,369	—	14,411
INTEREST EXPENSE	—	—	(2,242)	(1,117)	—	(3,359)
INTEREST AND OTHER INCOME	—	—	3	158	—	161
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,699	9,405	(565)	12,631	—	24,170
INTERCOMPANY INTEREST	(2,091)	7,340	(4,397)	(852)	—	—
MANAGEMENT FEE	—	—	3,023	(3,023)	—	—
ROYALTY FEE	—	2,768	—	(2,768)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(2,991)	19,509	(3,533)	22,398	—	35,383
REORGANIZATION ITEMS—NET	(6,580)	(1)	(1,691)	(384)	—	(8,656)

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(9,571)	19,508	(5,224)	22,014	—	26,727
INCOME TAX EXPENSE	—	(197)	617	(1,530)	—	(1,110)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(9,571)	19,311	(4,607)	20,484	—	25,617
EQUITY IN NET INCOME OF SUBSIDIARIES	34,937	—	41,885	—	(76,822)	—

INCOME FROM CONTINUING OPERATIONS	25,366	19,311	37,278	20,484	(76,822)	25,617
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(147)	—	(147)

NET INCOME	25,366	19,311	37,278	20,337	(76,822)	25,470
Less: Net income attributable to the noncontrolling interest	—	—	—	(104)	—	(104)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$25,366	$19,311	$37,278	$20,233	$(76,822)	$25,366

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$25,366	$19,311	$37,278	$20,380	$(76,822)	$25,513
Loss from discontinued operations	—	—	—	(147)	—	(147)

Net income	$25,366	$19,311	$37,278	$20,233	$(76,822)	$25,366

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Successor
	For the Six Months Ended June 30, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$46,318	$363,483	$—	$409,801
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	34,762	226,951	—	261,713
Selling, general and administrative	2,267	6	14,736	86,096	—	103,105
Depreciation and amortization	—	—	2,798	35,502	—	38,300
(Gain) loss on sale or disposal of assets	—	—	(196)	17	—	(179)

Total operating expenses	2,267	6	52,100	348,566	—	402,939

INCOME (LOSS) FROM OPERATIONS	(2,267)	(6)	(5,782)	14,917	—	6,862
INTEREST EXPENSE	—	(8,586)	(5,951)	(3,547)	—	(18,084)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	—	—	(57)	(32)	—	(89)
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	91	73	—	—	164
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(2,425)	—	—	—	—	(2,425)
INTEREST AND OTHER INCOME	—	—	153	229	—	382
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	—	340	15	(4,066)	—	(3,711)
INTERCOMPANY INTEREST	(564)	7,802	(4,993)	(2,245)	—	—
MANAGEMENT FEE	—	—	2,539	(2,539)	—	—
ROYALTY FEE	—	6,561	—	(6,561)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(5,256)	6,202	(14,003)	(3,844)	—	(16,901)
REORGANIZATION ITEMS—NET	1	—	—	—	—	1

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(5,255)	6,202	(14,003)	(3,844)	—	(16,900)
INCOME TAX EXPENSE	—	(467)	(431)	4,891	—	3,993

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(5,255)	5,735	(14,434)	1,047	—	(12,907)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(8,782)	—	5,652	—	3,129	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(14,037)	5,735	(8,782)	1,047	3,129	(12,907)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(1,293)	—	(1,293)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	193	—	193

NET INCOME (LOSS)	(14,037)	5,735	(8,782)	(53)	3,129	(14,007)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	—	(30)	—	(30)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(14,037)	$5,735	$(8,782)	$(83)	$3,129	$(14,037)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(14,037)	$5,735	$(8,782)	$1,017	$3,129	$(12,937)
Income (loss) from discontinued operations	—	—	—	(1,293)	—	(1,293)
Gain (loss) from sale of discontinued operations	—	—	—	193	—	193

Net income (loss)	$(14,037)	$5,735	$(8,782)	$(83)	$3,129	$(14,037)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Predecessor
	For the Six Month Ended June 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$65,361	$323,479	$—	$388,840
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	52,058	201,772	—	253,830
Selling, general and administrative	4,638	23	12,587	77,408	—	94,656
Depreciation and amortization	—	—	1,317	10,990	—	12,307
(Gain) loss on sale or disposal of assets	—	—	(177)	134	—	(43)

Total operating expenses	4,638	23	65,785	290,304	—	360,750

INCOME (LOSS) FROM OPERATIONS	(4,638)	(23)	(424)	33,175	—	28,090
INTEREST EXPENSE	(794)	(3,331)	(7,867)	(2,142)	—	(14,134)
ACCRETION ON DEBT PREMIUM (DISCOUNT)	(129)	318	—	—	—	189
INTEREST AND OTHER INCOME	—	—	8	380	—	388
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,632	8,349	(705)	10,844	—	21,120
INTERCOMPANY INTEREST	(4,169)	14,549	(8,764)	(1,616)	—	—
MANAGEMENT FEE	—	—	4,152	(4,152)	—	—
ROYALTY FEE	—	5,277	—	(5,277)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(7,098)	25,139	(13,600)	31,212	—	35,653
REORGANIZATION ITEMS—NET	(8,749)	22,642	(5,597)	(384)	—	7,912

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(15,847)	47,781	(19,197)	30,828	—	43,565
INCOME TAX EXPENSE	—	(380)	(53)	(3,473)	—	(3,906)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(15,847)	47,401	(19,250)	27,355	—	39,659
EQUITY IN NET INCOME OF SUBSIDIARIES	55,204	—	76,182	—	(131,386)	—

INCOME FROM CONTINUING OPERATIONS	39,357	47,401	56,932	27,355	(131,386)	39,659
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(585)	—	(585)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	251	—	251

NET INCOME	39,357	47,401	56,932	27,021	(131,386)	39,325
Less: Net loss attributable to the noncontrolling interest	—	—	—	32	—	32

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$39,357	$47,401	$56,932	$27,053	$(131,386)	$39,357

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$39,357	$47,401	$56,932	$27,387	$(131,386)	$39,691
Loss from discontinued operations	—	—	—	(585)	—	(585)
Gain from sale of discontinued operations	—	—	—	251	—	251

Net income	$39,357	$47,401	$56,932	$27,053	$(131,386)	$39,357

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	Successor
	June 30, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,721	$—	$3,513	$28,742	$—	$33,976
Accounts receivable	—	—	10,066	73,596	—	83,662
Prepaid expenses and other current assets	159	—	5,586	10,136	—	15,881

Total current assets	1,880	—	19,165	112,474	—	133,519
INTERCOMPANY RECEIVABLES	—	224,160	555,928	49,441	(829,529)	—
INVESTMENTS IN SUBSIDIARIES	463,839	—	165,271	—	(629,110)	—
RESTRICTED CASH	—	—	253	9,907	—	10,160
PROPERTY AND EQUIPMENT—Net	—	—	8,924	119,904	—	128,828
GOODWILL	—	29,642	318	34,037	—	63,997
OTHER INTANGIBLE ASSETS—Net	—	76,200	3,055	87,012	—	166,267
OTHER ASSETS	—	—	4,275	5,569	—	9,844

TOTAL ASSETS	$465,719	$330,002	$757,189	$418,344	$(1,458,638)	$512,615

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$44	$—	$3,186	$37,940	$—	$41,170
Accrued interconnection costs	—	—	7,789	24,573	—	32,362
Deferred revenue	—	—	1,595	12,603	—	14,198
Accrued expenses and other current liabilities	842	—	9,326	34,797	—	44,965
Accrued income taxes	—	2,692	—	6,490	—	9,182
Accrued interest	—	1,354	522	313	—	2,189
Current portion of long-term obligations	—	—	—	1,163	—	1,163

Total current liabilities	886	4,046	22,418	117,879	—	145,229
INTERCOMPANY PAYABLES	375,964	—	186,071	267,494	(829,529)	—
LONG-TERM OBLIGATIONS	—	114,015	83,798	45,422	—	243,235
DEFERRED TAX LIABILITY	—	29,642	560	975	—	31,177
OTHER LIABILITIES	7,787	—	503	(1)	—	8,289

Total liabilities	384,637	147,703	293,350	431,769	(829,529)	427,930
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Equity (Deficit):
Common stock	10	—	—	—	—	10
Additional paid-in capital	85,393	161,445	458,781	(31,661)	(588,565)	85,393
Accumulated earnings (deficit)	(7,305)	20,854	2,074	11,062	(33,990)	(7,305)
Accumulated other comprehensive income (loss)	2,984	—	2,984	3,571	(6,555)	2,984

Total Primus Telecommunications Group, Incorporated stockholders’ equity (deficit)	81,082	182,299	463,839	(17,028)	(629,109)	81,082

Noncontrolling interest	—	—	—	3,603	—	3,603

Total stockholders’ equity (deficit)	81,082	182,299	463,839	(13,425)	(629,109)	84,685

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$465,719	$330,002	$757,189	$418,344	$(1,458,638)	$512,615

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Successor
	For the Six Months Ended June 30, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(14,037)	$5,735	$(8,782)	$(53)	$3,130	$(14,007)
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	(1)	—	—	—	—	(1)
Provision for doubtful accounts receivable	—	—	519	2,930	—	3,449
Stock compensation expense	—	—	204	—	—	204
Depreciation and amortization	—	—	2,799	35,614	—	38,413
Gain on sale or disposal of assets	—	—	(196)	(176)	—	(372)
Accretion of debt (premium) discount	—	—	57	32	—	89
Equity in net income of subsidiary	8,782	—	(5,652)	—	(3,130)	—
Change in fair value of Contingent Value Rights	2,425	—	—	—	—	2,425
Deferred income taxes	—	—	—	(4,823)	—	(4,823)
Gain on early extinguishment or restructuring of debt	—	(91)	(73)	—	—	(164)
Unrealized foreign currency transaction gain (loss) on intercompany and foreign debt	—	5,176	—	(1,028)	—	4,148
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	(754)	(2,066)	—	(2,820)
(Increase) decrease in prepaid expenses and other current assets	324	—	80	(1,518)	—	(1,114)
Decrease in other assets	(159)	—	334	167	—	342
(Increase) decrease in intercompany balance	—	10,295	2,764	(13,059)	—	—
Decrease in accounts payable	(12)	—	(598)	(1,903)	—	(2,513)
Decrease in accrued interconnection costs	—	—	(2,638)	(851)	—	(3,489)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	(615)	—	1,800	(3,169)	—	(1,984)
Increase (decrease) in accrued income taxes	(19)	81	14	(1,483)	—	(1,407)
Increase (decrease) in accrued interest	—	(161)	215	164	—	218

Net cash provided by (used in) operating activities before reorganization items	(3,312)	21,035	(9,907)	8,778	—	16,594
Cash effect of reorganization items	(137)	—	—	—	—	(137)

Net cash provided by (used in) operating activities	(3,449)	21,035	(9,907)	8,778	—	16,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(429)	(10,308)	—	(10,737)
Sale of property and equipment and intangible assets	—	—	196	334	—	530
Cash from disposition of business, net of cash disposed	—	—	—	—	—	—
Cash used for business acquisitions, net of cash acquired	—	—	—	—	—	—
Increase in restricted cash	—	—	—	(132)	—	(132)
Proceeds from intercompany balance	(1,566)	—	20,426	—	(18,860)	—

Net cash provided by (used in) investing activities	(1,566)	—	20,193	(10,106)	(18,860)	(10,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	—	—	—	—
Deferred financing costs	—	—	—	—	—	—
Principal payments on other long-term obligations	—	(9,385)	(193)	(3,597)	—	(13,175)
Proceeds from (payments on) intercompany balance	—	(11,650)	(7,308)	99	18,860	—

Net cash provided by (used in) financing activities	—	(21,035)	(7,501)	(3,499)	18,860	(13,175)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(944)	(561)	—	(1,505)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,015)	—	1,841	(5,389)	—	(8,562)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,736	—	1,672	34,130	—	42,538

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,721	$—	$3,513	$28,742	$—	$33,976

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Predecessor
	For the Six Months Ended June 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,357	$47,401	$56,932	$27,021	$(131,386)	$39,325
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	4,285	(22,642)	3,906	6,154	—	(8,297)
Provision for doubtful accounts receivable	—	—	937	4,203	—	5,140
Stock compensation expense	—	—	27	—	—	27
Depreciation and amortization	—	—	1,317	11,029	—	12,346
Gain on sale or disposal of assets	—	—	(177)	(117)	—	(294)
Accretion of debt (premium) discount	129	(318)	—	—	—	(189)
Equity in net income of subsidiary	(55,204)	—	(76,150)	—	131,354	—
Minority interest share of loss	—	—	(32)	—	32	—
Deferred income taxes	—	—	141	(141)	—	—
Unrealized foreign currency transaction gain (loss) on intercompany and foreign debt	(2,636)	(8,668)	778	(10,176)	—	(20,702)
Changes in assets and liabilities, net of acquisitions:			—	—
Decrease in accounts receivable	—	—	3,628	4,170	—	7,798
(Increase) decrease in prepaid expenses and other current assets	183	—	327	(49)	—	461
Decrease in other assets	52	17	1,036	1,349	—	2,454
(Increase) decrease in intercompany balance	—	(6,885)	15,765	(8,880)	—	—
Decrease in accounts payable	(1,411)	—	(500)	(10,883)	—	(12,794)
Decrease in accrued interconnection costs	—	—	(1,768)	(3,593)	—	(5,361)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	8,885	—	(1,910)	(5,662)	—	1,313
Increase (decrease) in accrued income taxes	4	699	(649)	2,059	—	2,113
Increase (decrease) in accrued interest	397	3,314	(5,174)	(137)	—	(1,600)

Net cash provided by (used in) operating activities before reorganization items	(5,959)	12,918	(1,566)	16,347	—	21,740
Cash effect of reorganization items	(3,528)	—	(2,384)	1,317	—	(4,595)

Net cash provided by (used in) operating activities	(9,487)	12,918	(3,950)	17,664	—	17,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(115)	(5,545)	—	(5,660)
Sale of property and equipment and intangible assets	—	—	177	2	—	179
Cash from disposition of business, net of cash disposed	—	—	—	232	—	232
Cash used for business acquisitions, net of cash acquired	—	—	—	(199)	—	(199)
Increase in restricted cash	—	—	61	(207)	—	(146)
Proceeds from intercompany balance	9,366	—	7,992	—	(17,358)	—

Net cash provided by (used in) investing activities	9,366	—	8,115	(5,717)	(17,358)	(5,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term obligations	—	—	(517)	(7,775)	—	(8,292)
Proceeds from (payments on) intercompany balance	—	(12,918)	3,510	(7,950)	17,358	—

Net cash provided by (used in) financing activities	—	(12,918)	2,993	(15,725)	17,358	(8,292)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	1,202	—	1,202

NET CHANGE IN CASH AND CASH EQUIVALENTS	(121)	—	7,158	(2,576)	—	4,461
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152	—	3,551	33,297	—	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31	$—	$10,709	$30,721	$—	$41,461

15.	SUBSEQUENT EVENTS

During August 2010 the Company executed an agreement to lease fiber capacity over a 15 year period with minimum future payment obligations of $11.5 million, payable over the following three and a half years. The fiber capacity lease is intended to replace existing leased fiber capacity and to allow for future growth in demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview of Operations

We are a global provider of advanced facilities-based communication solutions, including traditional and internet based voice, Internet broadband, data, mobile, collocation/hosting, and outsourced managed services to business and residential customers in the United States, Canada, Australia, Brazil, the United Kingdom and certain countries in western Europe, and to telecommunications carriers worldwide. We own and operate a global network of next generation IP soft switches, media gateways, hosted IP/SIP platforms, broadband infrastructure, fiber capacity, and data centers located in Canada, Australia, Brazil and the United States. Our primary markets are Australia and Canada where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and Wholesale Services. Our focus is on expanding our Growth Services, which includes our broadband, IP-based voice, local, wireless, data and data center services, to fulfill the demand for high quality, competitively priced communications services. This demand is being driven, in part, by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communication traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, prepaid cards, dial-up Internet services and Australian off-network local services, for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary markets of Australia and Canada. We provide our wholesale voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access.

Generally, we price our services competitively with the major carriers and service providers operating in our principal service regions. We seek to generate net revenue through sales and marketing efforts focused on customers with significant communications needs, including small and medium enterprises, multinational corporations, residential customers, and other telecommunications carriers and resellers.

Industry trends have shown that the overall market for domestic and international long-distance voice, prepaid phone cards and dial-up Internet services has declined in favor of Internet-based, wireless and broadband communications. Our challenge concerning net revenue in recent years has been to overcome declines in long-distance voice minutes of use per customer as more customers are using wireless devices and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice) has resulted in revenue declines in our long-distance voice services. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend is resulting in greater competition from the existing wireline and wireless competitors and from more recent entrants, such as cable companies and companies offering voice over Internet protocol (“VoIP”), which could continue to affect adversely our net revenue per minute, as well as minutes of use. More recently, adverse global economic conditions have resulted in a contraction of spending by business and residential customers generally which, we believe, has had an adverse affect on our net revenues.

In order to manage our network transmission costs, we pursue a flexible approach with respect to our network capacity. In most instances, we (1) optimize the cost of traffic by using the least expensive cost routing, (2) negotiate lower variable usage based costs with domestic and foreign service providers, (3) negotiate new agreements with foreign incumbent carriers and others which provides lower costs, and (4) continue to expand/reduce the capacity of our network when traffic volumes justify such actions.

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

In the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, the USD was weaker on average as compared to the CAD, AUD, and BRL and stronger on average as compared to the GBP and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months ended June 30, 2010 and 2009 (in thousands, except percentages):

Net Revenue by Location—in USD

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010	2009			2010	2009
	Net Revenue	Net Revenue	Variance	Variance %	Net Revenue	Net Revenue	Variance	Variance %
Canada	$58,024	$55,061	$2,963	5.4%	$115,500	$108,306	$7,194	6.6%
Australia	$67,487	$58,475	$9,012	15.4%	$137,385	$110,502	$26,883	24.3%
United Kingdom	$24,907	$23,932	$975	4.1%	$45,754	$49,232	$(3,478)	(7.1)%
Europe*	$18,638	$18,082	$556	3.1%	$42,073	$35,629	$6,444	18.1%
Brazil	$7,050	$2,978	$4,072	136.7%	$12,320	$6,246	$6,074	97.3

Net Revenue by Location—in Local Currencies

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010	2009			2010	2009
	Net Revenue	Net Revenue	Variance	Variance %	Net Revenue	Net Revenue	Variance	Variance %
Canada	59,630	64,351	(4,721)	(7.3)%	119,475	130,534	(11,059)	(8.5)%
Australia	76,401	77,216	(815)	(1.1)%	153,744	155,641	(1,897)	(1.2)%
United Kingdom	16,699	15,489	1,210	7.8%	30,124	33,121	(2,997)	(9.0)%
Europe*	14,367	12,947	1,420	11.0%	30,882	26,102	4,780	18.3%
Brazil	12,709	6,211	6,498	104.6%	22,205	13,809	8,396	60.8%

*	Europe includes only subsidiaries whose functional currency is the Euro.

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

After the emergence from bankruptcy on July 1, 2009 (the “Effective Date”), the amounts reported on our subsequent financial statements materially changed. We adopted the “fresh start” provisions of ASC No. 852, which requires that all assets and liabilities except deferred taxes be restated to their fair value. Deferred tax balances have been established as a result of the differences in the basis adjustments from fresh-start accounting. Certain of these fair values differ materially from the values recorded on the Predecessor Consolidated Condensed Balance Sheets. Our emergence from reorganization resulted in a new reporting entity that had no retained earnings or accumulated deficit as of the Effective Date. Additionally, we must also adopt any changes in GAAP that it is otherwise required to adopt within twelve months of such date. For these reasons, our Successor’s financial statements are not comparable to our Predecessor’s.

No significant changes in our critical accounting policies have occurred since December 31, 2009.

Financial Presentation Background

July 1, 2009 Emergence From Voluntary Reorganization under Chapter 11 Proceedings. On March 16, 2009, Primus Telecommunications Group, Incorporated (“Group”) and three of its subsidiaries, Primus Telecommunications Holding, Inc. (“Holding”), Primus Telecommunications International, Inc. (“PTII”) and Primus Telecommunications IHC, Inc., (“IHC” and together with Group, Holding and PTII, collectively, the “Debtors”) each filed a voluntary petition (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief (“Reorganization”). On April 27, 2009, the Bankruptcy Court approved the Debtors’ use of a disclosure statement dated April 27, 2009 (the “Disclosure Statement”) to solicit votes on the Joint Plan of Reorganization of Primus Telecommunications Group, Incorporated and its Affiliate Debtors attached thereto (the “Plan”). The Plan was confirmed by the Bankruptcy Court on June 12, 2009. On July 1, 2009 (the “Effective Date”), the Debtors consummated their reorganization under the Bankruptcy Code and the Plan became effective. As a result of this, attention should be given to the Successor and Predecessor presentations and Fresh Start Accounting principles adopted by the Company, as described below.

Successor and Predecessor Presentations. In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to SEC disclosure rules, Successor’s results of operations for the three and six months ended June 30, 2010 (the “Successor Period”) to the Predecessor’s results of operations for the three and six months ended June 30, 2009 (the “Predecessor Period”).

Fresh Start Accounting. As of July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC No. 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. The consolidated condensed statements of operations, comprehensive income (loss) and any references to “Successor” or “Successor Company” for the three months and six months ended June 30, 2010, show the operations of the reorganized Company. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009. See Note 3—“Fresh-Start Accounting” in the notes to these Consolidated Condensed Financial Statements for further details.

Factors That Could Impact Reported Future Results

In reviewing the results and narratives below, it is important to note that there were significant changes resulting from the adoption of fresh-start accounting that affected our historical presentations and that will impact future results compared to pre-Reorganization results, including significant changes in:

•	debt balances and associated interest expense;

•

taxes and the potential adverse cash flow effects of our obligation to pay additional taxes compared to prior periods, given the termination of significant net operating loss carry-forward credits in connection with the Reorganization; and

•	depreciation and amortization, as triggered by our requirement to institute a new capital structure and fully re-measure our tangible and identifiable intangible assets.

In light of the foregoing, past Predecessor results should not be considered comparable and are not indicative of results for corresponding future Successor periods, and material differences in results of operations and liquidity may arise in the future as a result of these factors, in addition to the factors that could affect our business, as described in “—Special Note Regarding Forward Looking Statements” and in “Part II. Item 1A, “Risk Factors.”

We also present detailed changes in results, excluding currency impacts, since a large portion of our revenues are derived outside of the U.S., and currency changes can influence or mask underlying changes in foreign operating unit performance. For purposes of calculating constant currency rates between periods in connection with presentations that describe changes in values “excluding currency effects” herein, we have taken results from foreign operations for a given year (that were computed in accordance with GAAP using local currency) and converted such amounts utilizing the same U.S. dollar to applicable local currency exchange rates that were used for purposes of calculating corresponding preceding year GAAP presentations. Future changes in currency exchange rates could have a material effect on our future results of operations and liquidity. See “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”

Results of Operations

Results of operations for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009

Net revenue: Net revenue, exclusive of the currency effect, decreased $5.7 million, or 2.9%, to $189.9 million for the three months ended June 30, 2010 from $195.6 million for the three months ended June 30, 2009. Inclusive of the currency effect, which accounted for an increase of $15.5 million, net revenue increased $9.8 million to $205.4 million for the three months ended June 30, 2010 from $195.6 million for the three months ended June 30, 2009.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended June 30, 2010
	June 30, 2010		June 30, 2009
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total
Canada	51,041	26.9%	55,061	28.2%	(4,020)	(7.3)%	6,983	58,024	28.2%
Australia	57,921	30.5%	58,475	29.8%	(554)	(0.9)%	9,566	67,487	32.9%
Wholesale	50,519	26.6%	50,279	25.7%	240	0.5%	(1,327)	49,192	24.0%
United States	12,536	6.6%	16,918	8.7%	(4,382)	(25.9)%	—	12,536	6.1%
Europe	11,716	6.2%	11,847	6.1%	(131)	(1.1)%	(597)	11,119	5.4%
Brazil	6,133	3.2%	2,979	1.5%	3,154	105.9%	917	7,050	3.4%

Total Revenue	$189,866	100.0%	$195,559	100.0%	$(5,693)	(2.9)%	$15,542	$205,408	100.0%

Canada: Canada net revenue, exclusive of the currency effect, decreased $4.0 million, or 7.3%, to $51.0 million for the three months ended June 30, 2010 from $55.1 million for the three months ended June 30, 2009. The net revenue decrease is primarily attributable to a decrease of $3.5 million in retail voice services, a decrease of $1.7 million in prepaid voice services and a decrease of $0.2 million in wireless services offset, in part, by an increase of $0.6 million in local services and an increase of $0.8 million in Internet, data and hosting services. Inclusive of the currency effect, which accounted for a $7.0 million increase, net revenue increased $2.9 million to $58.0 million for the three months ended June 30, 2010 from $55.1 million for the three months ended June 30, 2009.

Australia: Australia net revenue, exclusive of the currency effect, decreased $0.6 million, or 0.9%, to $57.9 million for the three months ended June 30, 2010 from $58.5 million for the three months ended June 30, 2009. The net revenue decrease is primarily attributable to a decrease of $1.8 million in residential voice and a decrease of $0.5 million in Internet services offset, in part, by increases of $1.1 million in business voice services, $0.1 million in wireless services and an increase of $0.5 million other services. Inclusive of the currency effect, which accounted for a $9.6 million increase, net revenue increased $9.0 million to $67.5 million for the three months ended June 30, 2010 from $58.5 million for the three months ended June 30, 2009.

Wholesale: Wholesale net revenue, exclusive of the currency effect, increased $0.2 million, or 0.5%, to $50.5 million for the three months ended June 30, 2010 from $50.3 million for the three months ended June 30, 2009. The net revenue increase is a result of general traffic flow fluctuations and pricing movements. Inclusive of the currency effect, which accounted for a $1.3 million decrease, net revenue decreased $1.1 million to $49.2 million for the three months ended June 30, 2010, from $50.3 million for the three months ended June 30, 2009.

United States: United States net revenue decreased $4.4 million, or 25.9%, to $12.5 million for the three months ended June 30, 2010 from $16.9 million for the three months ended June 30, 2009. The decrease is primarily attributable to a decrease of $2.6 million in retail voice services, a decrease of $1.5 million in VoIP services and a decrease of $0.3 million in Internet services.

Europe: Europe net revenue, exclusive of the currency effect, decreased $0.1 million, or 1.1%, to $11.7 million for the three months ended June 30, 2010 from $11.8 million for the three months ended June 30, 2009. The decrease is primarily attributable to a decline in retail voice services of $0.3 million and a decline of $0.2 million in wireless services, offset, in part, by an increase in VoIP services of $0.4 million. Inclusive of the currency effect, which accounted for a $0.6 million decrease, net revenue decreased $0.7 million to $11.1 million for the three months ended June 30, 2010 from $11.8 million for the three months ended June 30, 2009.

Brazil: Brazil net revenue, exclusive of the currency effect, increased $3.2 million, or 105.9%, to $6.1 million for the three months ended June 30, 2010 from $3.0 million for the three months ended June 30, 2009. The revenue increase is due primarily to an increase in reseller voice services. Inclusive of the currency effect, which accounted for a $0.9 million increase, net revenue increased $4.1 million to $7.1 million for the three months ended June 30, 2010 from $3.0 million for the three months ended June 30, 2009.

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $1.5 million to $123.7 million, or 65.2% of net revenue, for the three months ended June 30, 2010 from $125.2 million, or 64.0% of net revenue, for the three months ended June 30, 2009. Inclusive of the currency effect, which accounted for an $8.0 million increase, cost of revenue increased $6.5 million to $131.7 million for the three months ended June 30, 2010 from $125.2 million for the three months ended June 30, 2009.

Canada: Canada cost of revenue, exclusive of the currency effect, decreased $0.7 million to $22.8 million, or 44.7% of net revenue, for the three months ended June 30, 2010 from $23.5 million, or 42.7% of net revenue, for the three months ended June 30, 2009. The decrease is primarily attributable to a decrease in net revenue of $4.0 million and product mix shift. Inclusive of the currency effect, which accounted for a $3.1 million increase, cost of revenue increased $2.4 million to $25.9 million for the three months ended June 30, 2010 from $23.5 million for the three months ended June 30, 2009.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $0.9 million to $35.5 million, or 61.2% of net revenue, for the three months ended June 30, 2010 from $36.4 million, or 62.3% of net revenue, for the three months ended June 30, 2009. The decrease is primarily attributable to cost control initiatives and a $0.6 million decrease in net revenue. Inclusive of the currency effect, which accounted for a $5.8 million increase, cost of revenue increased $4.9 million to $41.3 million for the three months ended June 30, 2010 from $36.4 million for the three months ended June 30, 2009.

Wholesale: Wholesale cost of revenue, exclusive of the currency effect, decreased $0.9 million to $47.1 million, or 93.2% of net revenue, for the three months ended June 30, 2010 from $48.0 million, or 95.4% of net revenue, for the three months ended June 30, 2009. The decrease is primarily attributable to lower costs and improved bad debt experience, as a percentage of net revenues. Inclusive of the currency effect, which accounted for a $1.3 million decrease, cost of revenues decreased $2.2 million to $45.8 million for the three months ended June 30, 2010 from $48.0 million for the three months ended June 30, 2009.

United States: United States cost of revenue decreased $1.8 million to $5.0 million, or 40.2% of net revenue, for the three months ended June 30, 2010 from $6.8 million, or 40.4% of net revenue, for the three months ended June 30, 2009. The decrease is attributable to a decrease in net revenue of $4.4 million and management cost control initiatives.

Europe: Europe cost of revenue, exclusive of the currency effect, decreased by $0.1 million to $8.3 million, or 70.7% of net revenue, for the three months ended June 30, 2010 from $8.4 million, or 71.0% of net revenue, for the three months ended June 30, 2009. The decrease is primarily due to a decrease in net revenue of $0.1 million. Inclusive of the currency effect, which accounted for a $0.5 million decrease, cost of revenue decreased $0.6 million to $7.8 million for the three months ended June 30, 2010 from $8.4 million for the three months ended June 30, 2009.

Brazil: Brazil cost of revenue, exclusive of the currency effect, increased $3.0 million to $5.1 million, or 82.4% of net revenue, for the three months ended June 30, 2010 from $2.1 million, or 69.6% of net revenue, for the three months ended June 30, 2009. The increase is primarily attributable to an increase in net revenue of $3.2 million and a shift in the revenue product mix to reseller voice products. Inclusive of the currency effect, which accounted for a $0.7 million increase, cost of revenue increased $3.7 million to $5.8 million for the three months ended June 30, 2010 from $2.1 million for the three months ended June 30, 2009.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, decreased $4.3 million to $45.4 million, or 23.9% of net revenue, for the three months ended June 30, 2010 from $49.7 million, or 25.4% of net revenue, for the three months ended June 30, 2009. Inclusive of the currency effect, which accounted for a $4.8 million increase, selling, general and administrative expenses increased $0.5 million to $50.2 million for the three months ended June 30, 2010 from $49.7 million for the three months ended June 30, 2009.

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $1.9 million to $17.8 million, or 34.9% of net revenue, for the three months ended June 30, 2010 from $19.7 million, or 35.7% of net revenue, for the three months ended June 30, 2009. The decrease is attributable to a decrease of $0.5 million in salaries and benefits, a decrease of $0.7 million in advertising, a decrease of $0.7 million in sales and marketing expenses, and a decrease of $0.3 million in professional fees offset, in part, by an increase of $0.3 million in all other expenses. Inclusive of the currency effect, which accounted for a $2.4 million increase, selling, general and administrative expenses increased $0.5 million to $20.2 million for the three months ended June 30, 2010 from $19.7 million for the three months ended June 30, 2009.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, increased $0.8 million to $14.6 million, or 25.3% of net revenue, for the three months ended June 30, 2010 from $13.8 million, or 23.6% of net revenue, for the three months ended June 30, 2009. The increase is attributable to an increase of $0.5 million in general and administrative expenses, an increase of $0.3 million in professional fees, an increase of $0.2 million in advertising and was offset, in part, by a decrease of $0.2 million in sales and marketing expense. Inclusive of the currency effect, which accounted for a $2.4 million increase, selling, general and administrative expense increased $3.2 million to $17.0 million for the three months ended June 30, 2010 from $13.8 million for the three months ended June 30, 2009.

Wholesale: Wholesale selling, general and administrative expense, exclusive of the currency effect, remained constant at $1.6 million, or 3.2% of net revenue, for the three months ended June 30, 2010 as compared to $1.6 million, or 3.3% of net revenue, for the three months ended June 30, 2009. Inclusive of the currency effect, which accounted for a minimal decrease, selling, general and administrative expense remained constant at $1.6 million for the three months ended June 30, 2010 from $1.6 million for the three months ended June 30, 2009.

United States: United States selling, general and administrative expense for the three months ended June 30, 2010 decreased $1.1 million to $5.3 million, or 42.1% of net revenue, for the three months ended June 30, 2010 from $6.4 million, or 38.0% of net revenue, for the three months ended June 30, 2009. The decrease is attributable to a decrease of $0.4 million in advertising expense, a decrease of $0.4 million in general and administrative expense, and a decrease of $0.3 million in professional fees.

Europe: Europe selling, general and administrative expense, exclusive of the currency effect, decreased $0.3 million to $2.6 million, or 21.9% of net revenue, for the three months ended June 30, 2010 from $2.9 million, or 24.3% of net revenue, for the three months ended June 30, 2009. The decrease is attributable to a decrease of $0.1 million in salaries and benefits, $0.1 million of occupancy expenses, and $0.1 million in professional fees. Inclusive of the currency effect, which accounted for a $0.1 million decrease, selling, general and administrative expense decreased $0.5 million to $2.4 million for the three months ended June 30, 2010 from $2.9 million for the three months ended June 30, 2009.

Brazil: Brazil selling, general and administrative, exclusive of the currency effect, remained constant at $0.7 million, or 11.3% of net revenue, for the three months ended June 30, 2010 as compared to $0.8 million, or 25.8% of net revenue, for the three months ended June 30, 2009. Inclusive of the currency effect, which accounted for a $0.1 million increase, selling, general and administrative expense remained constant at $0.8 million for the three months ended June 30, 2010 from $0.8 million for the three months ended June 30, 2009.

Corporate: Corporate selling, general and administrative expense decreased $2.1 million to $2.5 million for the three months ended June 30, 2010 from $4.6 million for the three months ended June 30, 2009. The decrease is primarily due to a reduction in salaries and benefits and severance accruals.

Depreciation and amortization expense: Depreciation and amortization expense increased $13.1 million to $19.3 million for the three months ended June 30, 2010 from $6.2 million for the three months ended June 30, 2009. The increase was the result of valuing tangible and intangible assets to the fair values per Fresh-Start accounting which was implemented effective July 1, 2009. See “Financial Presentation Background.”

Interest expense: Interest expense increased $5.4 million to $8.8 million for the three months ended June 30, 2010 from $3.4 million for the three months ended June 30, 2009. The increase was due to the cessation of interest accruals, during the 2009 period, for the liabilities subject to compromise as a result of the Chapter 11 cases instituted on March 16, 2009.

Gain (loss) from contingent value rights valuation: The value of the contingent value rights increased $0.4 million during the three months ended June 30, 2010 due to the change of the fair market value. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and were marked to fair value, (and in future periods will be marked to fair value), at each balance sheet date. Upon issuance of the contingent value rights, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and we will adjust this liability quarterly to its then estimated fair value, (which in future periods potentially could be substantially greater than the initial recorded liability balance). Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Foreign currency transaction gain (loss): Foreign currency transaction gain decreased $33.9 million to a loss of $9.7 million for the three months ended June 30, 2010 from a gain of $24.2 million for the three months ended June 30, 2009. The losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Reorganization items, net: Reorganization items, net were $8.7 million for the three months ended June 30, 2009 and consisted of expense related to professional fees incurred as a result of the Company’s Plan of Reorganization, for the three months ended June 30, 2009. There were no reorganization items incurred during the three months ended June 30, 2010.

Income tax benefit (expense): Income tax benefit was $2.0 million for the three months ended June 30, 2010 compared to a $1.1 million expense for the three months ended June 30, 2009. The benefit includes the release of deferred tax liabilities related to amortization of certain fresh-start adjustments to fixed and intangible assets and an intercompany loan. We continue to carry a full valuation allowance on net operating loss carryforwards and other deferred tax assets in jurisdictions in which the Company is in an overall net deferred tax asset position. As it relates to this conclusion, we will monitor actual results and updated projections of our subsidiaries on a quarterly basis. When and if they realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

Results of operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009

Net revenue: Net revenue, exclusive of the currency effect, decreased $26.7 million, or 6.9%, to $362.1 million for the six months ended June 30, 2010 from $388.8 million for the six months ended June 30, 2009. Inclusive of the currency effect, which accounted for an increase of $47.7 million, net revenue increased $21.0 million to $409.8 million for the six months ended June 30, 2010 from $388.8 million for the six months ended June 30, 2009.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Six Months Ended				Year-over-Year			Six Months Ended June 30, 2010
	June 30, 2010		June 30, 2009
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total
Canada	99,179	27.4%	108,306	27.9%	(9,127)	(8.4)%	16,321	115,500	28.2%
Australia	109,221	30.2%	110,502	28.4%	(1,281)	(1.2)%	28,165	137,386	33.5%
Wholesale	94,772	26.2%	104,482	26.9%	(9,710)	(9.3)%	927	95,699	23.4%
United States	26,112	7.2%	35,012	9.0%	(8,900)	(25.4)%	—	26,112	6.4%
Europe	22,648	6.3%	24,292	6.2%	(1,644)	(6.8)%	136	22,785	5.6%
Brazil	10,217	2.8%	6,246	1.6%	3,971	63.6%	2,103	12,319	3.0%

Total Revenue	$362,149	100.0%	$388,840	100.0%	$(26,691)	(6.9)%	$47,652	$409,801	100.0%

Canada: Canada net revenue, exclusive of the currency effect, decreased $9.1 million, or 8.4%, to $99.2 million for the six months ended June 30, 2010 from $108.3 million for the six months ended June 30, 2009. The net revenue decrease is primarily attributable to a decrease of $7.2 million in retail voice services, a decrease of $4.1 million in prepaid voice services and a decrease of $0.5 million in wireless services offset, in part, by an increase of $1.0 million in local services, an increase of $1.3 million in Internet, data and hosting services, and a $0.3 million increase in all other services. Inclusive of the currency effect, which accounted for a $16.3 million increase, net revenue increased $7.2 million to $115.5 million for the six months ended June 30, 2010 from $108.3 million for the six months ended June 30, 2009.

Australia: Australia net revenue, exclusive of the currency effect, decreased $1.3 million, or 1.2%, to $109.2 million for the six months ended June 30, 2010 from $110.5 million for the six months ended June 30, 2009. The net revenue decrease is primarily attributable to a decrease of $3.0 million in residential voice services and a decrease of $1.1 million in Internet services offset, in part, by increases of $1.4 million in business voice services, $0.4 million in wireless services and an increase of $1.0 million all other services. Inclusive of the currency effect, which accounted for a $28.2 million increase, net revenue increased $26.9 million to $137.4 million for the six months ended June 30, 2010 from $110.5 million for the six months ended June 30, 2009.

Wholesale: Wholesale net revenue, exclusive of the currency effect, decreased $9.7 million, or 9.3%, to $94.8 million for the six months ended June 30, 2010 from $104.5 million for the six months ended June 30, 2009. The net revenue decrease is a result of general traffic flow, pricing movements and our continued focus on profitability rather than revenue. Inclusive of the currency effect, which accounted for a $0.9 million increase, net revenue decreased $8.8 million to $95.7 million for the six months ended June 30, 2010, from $104.5 million for the six months ended June 30, 2009.

United States: United States net revenue decreased $8.9 million, or 25.4%, to $26.1 million for the six months ended June 30, 2010 from $35.0 million for the six months ended June 30, 2009. The decrease is primarily attributable to a decrease of $5.2 million in retail voice services, a decrease of $3.1 million in VoIP services and a decrease of $0.6 million in Internet services.

Europe: Europe net revenue, exclusive of the currency effect, decreased $1.6 million, or 6.8%, to $22.6 million for the six months ended June 30, 2010 from $24.3 million for the six months ended June 30, 2009. The decrease is primarily attributable to a decline in retail voice services of $3.1 million, offset, in part, by an increase in wireless and VoIP services of $0.9 million and an increase of $0.6 million in all other services. Inclusive of the currency effect, which accounted for a $0.1 million increase, net revenue decreased $1.5 million to $22.8 million for the six months ended June 30, 2010 from $24.3 million for the six months ended June 30, 2009.

Brazil: Brazil net revenue, exclusive of the currency effect, increased $4.0 million, or 63.6%, to $10.2 million for the six months ended June 30, 2010 from $6.2 million for the six months ended June 30, 2009. The revenue increase is due primarily to an increase in reseller voice services. Inclusive of the currency effect, which accounted for a $2.1 million increase, net revenue increased $6.1 million to $12.3 million for the six months ended June 30, 2010 from $6.2 million for the six months ended June 30, 2009.

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $19.0 million to $234.8 million, or 64.8% of net revenue, for the six months ended June 30, 2010 from $253.8 million, or 65.3% of net revenue, for the six months ended June 30, 2009. Inclusive of the currency effect, which accounted for an $26.9 million increase, cost of revenue increased $7.9 million to $261.7 million for the six months ended June 30, 2010 from $253.8 million for the six months ended June 30, 2009.

Canada: Canada cost of revenue, exclusive of the currency effect, decreased $2.4 million to $44.8 million, or 45.2% of net revenue, for the six months ended June 30, 2010 from $47.2 million, or 43.6% of net revenue, for the six months ended June 30, 2009. The decrease is primarily attributable to a decrease in net revenue of $9.1 million. Inclusive of the currency effect, which accounted for a $7.4 million increase, cost of revenue increased $5.0 million to $52.2 million for the six months ended June 30, 2010 from $47.2 million for the six months ended June 30, 2009.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $3.4 million to $66.0 million, or 60.4% of net revenue, for the six months ended June 30, 2010 from $69.4 million, or 62.8% of net revenue, for the six months ended June 30, 2009. The decrease is primarily attributable to cost control initiatives and a $1.3 million decrease in net revenue. Inclusive of the currency effect, which accounted for a $16.9 million increase, cost of revenue increased $13.5 million to $82.9 million for the six months ended June 30, 2010 from $69.4 million for the six months ended June 30, 2009.

Wholesale: Wholesale cost of revenue, exclusive of the currency effect, decreased $10.8 million to $88.9 million, or 93.8% of net revenue, for the six months ended June 30, 2010 from $99.7 million, or 95.4% of net revenue, for the six months ended June 30, 2009. The decrease is primarily attributable to a decrease in net revenue of $9.7 million offset, in part, by lower costs and improved bad debt experience, as a percentage of net revenues. Inclusive of the currency effect, which accounted for a $0.9 million increase, cost of revenues decreased $9.9 million to $89.8 million for the six months ended June 30, 2010 from $99.7 million for the six months ended June 30, 2009.

United States: United States cost of revenue decreased $4.9 million to $10.9 million, or 42.0% of net revenue, for the six months ended June 30, 2010 from $15.8 million, or 45.3% of net revenue, for the six months ended June 30, 2009. The decrease is attributable to a decrease in net revenue of $8.9 million and management cost control initiatives.

Europe: Europe cost of revenue, exclusive of the currency effect, decreased by $1.3 million to $15.8 million, or 70.1% of net revenue, for the six months ended June 30, 2010 from $17.1 million, or 70.6% of net revenue, for the six months ended June 30, 2009. The decrease is primarily due to a decrease in net revenue of $1.6 million. Inclusive of the currency effect, which accounted for a $0.1 million increase, cost of revenue decreased $1.1 million to $16.0 million for the six months ended June 30, 2010 from $17.1 million for the six months ended June 30, 2009.

Brazil: Brazil cost of revenue, exclusive of the currency effect, increased $3.7 million to $8.2 million, or 80.6% of net revenue, for the six months ended June 30, 2010 from $4.5 million, or 71.9% of net revenue, for the six months ended June 30, 2009. The increase is primarily attributable to an increase in net revenue of $4.0 million and a shift in the revenue product mix to reseller voice products. Inclusive of the currency effect, which accounted for a $1.7 million increase, cost of revenue increased $5.4 million to $9.9 million for the six months ended June 30, 2010 from $4.5 million for the six months ended June 30, 2009.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, decreased $4.4 million to $90.2 million, or 24.9% of net revenue, for the six months ended June 30, 2010 from $94.7 million, or 24.3% of net revenue, for the six months ended June 30, 2009. Inclusive of the currency effect, which accounted for an $12.9 million increase, selling, general and administrative expenses increased $8.4 million to $103.1 million for the six months ended June 30, 2010 from $94.7 million for the six months ended June 30, 2009.

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $3.2 million to $34.2 million, or 34.5% of net revenue, for the six months ended June 30, 2010 from $37.4 million, or 34.5% of net revenue, for the six months ended June 30, 2009. The decrease is attributable to a decrease of $1.5 million in salaries and benefits, a decrease of $1.4 million in sales and marketing expenses and a decrease of $0.2 million in advertising expense. Inclusive of the currency effect, which accounted for a $5.6 million increase, selling, general and administrative expenses increased $2.4 million to $39.8 million for the six months ended June 30, 2010 from $37.4 million for the six months ended June 30, 2009.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, increased $0.4 million to $26.8 million, or 24.6% of net revenue, for the six months ended June 30, 2010 from $26.4 million, or 23.9% of net revenue, for the six months ended June 30, 2009. The increase is attributable to an increase of $0.7 million in advertising expense and a $0.1 million increase in all other expenses, offset, in part, by a decrease of $0.4 million in sales and marketing expense. Inclusive of the currency effect, which accounted for a $6.8 million increase, selling, general and administrative expense increased $7.3 million to $33.7 million for the six months ended June 30, 2010 from $26.4 million for the six months ended June 30, 2009.

Wholesale: Wholesale selling, general and administrative expense, exclusive of the currency effect, remained constant at $3.2 million, or 3.4% of net revenue, for the six months ended June 30, 2010 as compared to $3.4 million, or 3.2% of net revenue, for the six months ended June 30, 2009. Inclusive of the currency effect, which accounted for a minimal increase, selling, general and administrative expense decreased $0.1 million to $3.3 million for the six months ended June 30, 2010 from $3.4 million for the six months ended June 30, 2009.

United States: United States selling, general and administrative expense decreased $1.0 million to $12.1 million, or 46.5% of net revenue, for the six months ended June 30, 2010 from $13.1 million, or 37.5% of net revenue for the six months ended June 30, 2009. The decrease applies to virtually all categories of the selling, general and administrative expenses.

Europe: Europe selling, general and administrative expense, exclusive of the currency effect, decreased $1.1 million to $5.2 million, or 23.1% of net revenue, for the six months ended June 30, 2010 from $6.3 million, or 26.1% of net revenue, for the six months ended June 30, 2009. The decrease applies to virtually all categories of selling, general and administrative expenses and is primarily attributable to the disposition of certain European operations and management cost control initiatives. Inclusive of the currency effect, which accounted for a $0.1 million increase, selling, general and administrative expense decreased $1.0 million to $5.3 million for the six months ended June 30, 2010 from $6.3 million for the six months ended June 30, 2009.

Brazil: Brazil selling, general and administrative, exclusive of the currency effect, remained constant at $1.3 million, or 12.6% of net revenue, for the six months ended June 30, 2010 as compared to $1.5 million, or 23.2% of net revenue, for the six months ended June 30, 2009. Inclusive of the currency effect, which accounted for a

$0.3 million increase, selling, general and administrative expense increased $0.1 million to $1.6 million for the six months ended June 30, 2010 from $1.5 million for the six months ended June 30, 2009.

Corporate: Corporate selling, general and administrative expense decreased $0.1 million to $6.6 million, for the six months ended June 30, 2010 from $6.7 million for the six months ended June 30, 2009. The decrease is primarily due to a reduction in salaries and benefits.

Depreciation and amortization expense: Depreciation and amortization expense increased $26.0 million to $38.3 million for the six months ended June 30, 2010 from $12.3 million for the six months ended June 30, 2009. The increase was the result of valuing tangible and intangible assets to the fair values per Fresh-Start accounting which was implemented effective July 1, 2009. See “Financial Presentation Background.”

Interest expense: Interest expense and accretion (amortization) on debt discount/premium, net increased $4.2 million to $18.1 million for the six months ended June 30, 2010 from $13.9 million for the six months ended June 30, 2009. The increase was due to the cessation of interest accruals, during the 2009 period, for the liabilities subject to compromise as a result of the Chapter 11 cases instituted on March 16, 2009.

Gain (loss) from contingent value rights valuation: The value of the contingent value rights increased $2.4 million during the six months ended June 30, 2010 due to the change of the fair market value. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and were marked to fair value, (and in future periods will be marked to fair value), at each balance sheet date. Upon issuance of the contingent value rights, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and we will adjust this liability quarterly to its then estimated fair value, (which in future periods potentially could be substantially greater than the initial recorded liability balance). Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Foreign currency transaction gain (loss): Foreign currency transaction gain decreased $24.8 million to a loss of $3.7 million for the six months ended June 30, 2010 from a gain of $21.1 million for the six months ended June 30, 2009. The losses are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Reorganization items, net: Reorganization items, net were $1.0 thousand of expense for the six months ended June 30, 2010, as compared to a $7.9 million gain for the six months ended June 30, 2009. In accordance with ASC No. 852, the Company ceased amortization of debt premiums, discounts and deferred financing costs related to the liabilities subject to compromise on the petition date of the Reorganization. The $3.5 million of unamortized debt premiums and discounts has been written off and recorded as a gain, offset by the expensing of $3.6 million of unamortized deferred financing costs, as an adjustment to the net carrying value of the pre-petition debt. Long term debt was further reduced by $20.5 million of future interest payable that previously had been recorded as a portion of long-term obligations for the 14 1/4% Senior Subordinated Secured Notes and 5% Exchangeable Senior Notes as the issuance of these notes had been deemed troubled debt restructurings.

Income tax benefit (expense): Income tax benefit was $4.0 million for the six months ended June 30, 2010 compared to a $3.9 million expense for the six months ended June 30, 2009. The benefit includes the release of deferred tax liabilities related to amortization of certain fresh-start adjustments to fixed and intangible assets and an intercompany loan. We continue to carry a full valuation allowance on net operating loss carryforwards and other deferred tax assets in jurisdictions in which the Company is in an overall net deferred tax asset position. As it relates to this conclusion, we will monitor actual results and updated projections of our subsidiaries on a quarterly basis. When and if they realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

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

Net cash provided by operating activities was $16.5 million for the six months ended June 30, 2010. For the six months ended June 30, 2010, net income, net of non-cash operating activity, provided $29.4 million of cash. In addition, cash was increased by a reduction in other assets of $0.3 million, and an increase in accrued interest of $0.2 million.

For the six months ended June 30, 2010, $3.5 million was used to reduce accrued interconnection costs, $2.8 million was used as accounts receivable grew, $2.5 million was used to decrease our accounts payable, $2.0 million was used to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities, net, $1.4 million was used to reduce our accrued income taxes, $1.1 million was used to increase prepaid expenses and other current assets, and the cash used for reorganization items was $0.1 million.

Net cash used in investing activities was $10.3 million for the six months ended June 30, 2010, which included $10.7 million for capital expenditures and $0.1 million for restricted cash, partially offset by $0.5 million of asset dispositions.

Net cash used in financing activities was $13.2 million for the six months ended June 30, 2010 and reflects the retirement of $9.5 million of 14 1/4% Senior Subordinated Secured Notes and the $3.7 million repayment of capital leases.

Short- and Long-Term Liquidity Considerations and Risks

As of June 30, 2010, we had $34.0 million of unrestricted cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases), and other cash needs for our operations for at least the next twelve months. The Company will evaluate and determine on a continuing basis the most efficient use of the Company’s capital and resources, including investment in the Company’s network, systems and product initiatives and to strengthen its balance sheet through debt repurchases or other means.

As of June 30, 2010, we have $45.8 million in future minimum purchase obligations, $61.1 million in future operating lease payments and $246.2 million of indebtedness. At June 30, 2010, approximately $89.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC No. 740; however, we are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below. Included in the unrecognized tax benefits not included in the table below, we have recorded a liability for potential penalties and interest of $0.1 million for the quarter ended June 30, 2010.

The obligations reflected in the table below reflect the contractual payments of principal and interest that existed as of June 30, 2010:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes	14 1/4% Senior Subordinated Secured Notes	Purchase Obligations	Operating Leases	Total
2010 (as of June 30, 2010)	$731	$8,450	$8,124	$14,518	$11,264	$43,087
2011	1,262	16,900	16,247	27,767	13,995	76,170
2012	314	16,900	16,247	3,142	11,908	48,511
2013	86	16,900	122,139	162	8,941	148,228
2014	3	16,900	—	162	3,986	21,051
Thereafter	—	163,847	—	54	10,973	174,874

Total Minimum Principal & Interest Payments	2,396	239,897	162,757	45,805	61,067	511,921
Less: Amount
Representing Interest	(158)	(109,897)	(48,742)	—	—	(158,797)

Total Long-Term Obligations	$2,238	$130,000	$114,015	$45,805	$61,067	$353,124

The foregoing table assumes that the 14 1/4% Senior Subordinated Secured Notes are refinanced before January 21, 2013. In the event the 14.25% Senior Secured Notes have not been refinanced in accordance with the terms of the 13% Senior Secured Notes indenture by January 21, 2013, then the Issuers will be required to redeem the full principal of the 13% Senior Secured Notes at a price equal to the then applicable optional redemption price on such date. In addition, the table assumes that the holders of 13% Senior Secured Notes do not accept any Excess Cash Flow Offer to purchase 13% Senior Secured Notes. In this regard, the Company must extend an offer annually to the holders of the 13% Senior Secured Notes to repurchase an applicable amount, (equal to 50% of Excess Cash Flow), of the 13% Senior Secured Notes at par, in the event the Company and certain subsidiaries have excess cash flow for any fiscal year commencing with the fiscal year ending December 31, 2010. See Item 1A. “Risks Associated with our Liquidity Needs and Debt Securities,” for certain risks and uncertainties related thereto.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term. We have minimum annual purchase obligations of $14.5 million, $27.8 million, $3.1 million, $0.2 million, $0.2 million and $0.1 million remaining in 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

New Accounting Pronouncements

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued accounting pronouncements that are not discussed will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

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

•	financing, refinancing, debt extension, de-leveraging, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecast;

•	assumptions regarding currency exchange rates;

•	the potential prospective additive revenues and income from operations associated with new Primus Canada Specified Customers;

•	timing, extent and effectiveness of cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, asset dispositions, product plans, performance and results;

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings; and

•	ability to generate net cash proceeds from the disposition of selective assets without material impairment to profitability.

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

In the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, the USD was weaker on average as compared to the GBP, EUR and was stronger on average as compared to the AUD, CAD and BRL. As a result, our revenue of the subsidiaries whose local currency is GBP, EUR, AUD, CAD and BRL, increased (decreased) 7.8%, 11.0%, (1.1)%, (7.3) % and 104.6 % in local currency compared to the three months ended June 30, 2009, but increased (decreased) 4.1%, 3.1%, 15.4%, 5.4 % and 136.7% in USD, respectively. Our revenue of the subsidiaries whose local currency is GBP, EUR, AUD, CAD and BRL, increased (decreased) (9.0)%, 18.3%, (1.2)%, (8.5) % and 60.8 % in local currency compared to the six months ended June 30, 2009, but increased (decreased) (7.1)%, 18.1%, 24.3%, 6.6 % and 97.2% in USD, respectively.

Interest rates—Our Senior Secured Notes and Senior Subordinated Secured Notes are at a fixed interest rate of 13.00% and 14.25%, respectively. We are exposed to interest rate risk as debt refinancing may be required. Our primary exposure to market risk stems from fluctuations in interest rates.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the six months ended June 30, 2010 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our 13% Senior Secured Notes, 14 1/4% Senior Subordinated Secured Notes, and other long-term obligations in effect at June 30, 2010.

	Year of Maturity						Total	Fair Value
	2010	2011	2012	2013	2014	Thereafter
	(in thousands, except percentages)
Fixed Rate	$663	$1,182	$306	$114,099	$3	$130,000	$246,253	$242,036
Average Interest Rate	13.0%	11.0%	9.3%	14.2%	9.9%	13.0%	13.6%

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as a result of the material weakness described below, our Principal Executive Officer and our Principal Financial Officer have concluded that, as of December 31, 2009 and as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In March 2010, the Company determined that an error existed relating to accounting for foreign currency transaction gain (loss) on certain intercompany balances. Specifically, this error related to activity in the third quarter 2009 resulting in the Company amending its form 10-Q for the quarter ended September 30, 2009. As a result of the error described above, management concluded that as of December 31, 2009 and June 30, 2010, a material weakness existed with respect to its determination of the completeness and accuracy and monitoring of foreign currency transaction gain (loss) related to certain intercompany balances and therefore our internal controls over financial reporting were not effective based upon the criteria set forth by COSO. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Additionally, this material weakness could result in a misstatement of net income (loss) that could result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected if not remediated.

Changes in Internal Control.

Our Principal Executive Officer and our Principal Financial Officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected or is reasonably likely to affect materially, our internal control over financial reporting, except for the items noted below.

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

to defer purchases in response to tighter credit, decreased availability of cash and credit, and declining business and consumer confidence, any of which may affect the usage of our services by the customers and the ability of those customers to pay for our services. Accordingly, future demand for our products and services could differ from our current expectations. Similarly, our customers may experience liquidity issues of their own that adversely affect our ability to collect amounts due from them in a timely fashion or at all. In addition, if the global economy and credit markets continue to deteriorate or cease to recover and our future net revenues decline, our financial condition and results of operations would be adversely impacted.

Strengthening of the United States Dollar (“USD”) against certain foreign currencies reduces the amount of USDs generated from foreign currency payments from our foreign operating subsidiaries and may adversely affect our results of operations and our ability to service our debt.

A significant portion of our net revenue (approximately 85% for the quarter ended June 30, 2010) is derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the USD. Our foreign operating subsidiaries, including our largest operating subsidiaries in Canada and Australia, generates cash in their respective local currencies and fluctuations in exchange rates can have a material adverse impact on amounts of USDs transferred to U.S. parent entities. In the future, we expect to continue to derive a significant portion of our net revenue (which is a substantial source for servicing our significant debt obligations at the parent entity level, as well as a source for making principal payments) and incur a significant portion of our operating costs outside the U.S.

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

Inc., Cablevision Systems Corporation and Charter Communications, Inc., other competitive local exchange carriers, including PaeTec Communications, Inc., Time Warner Telecom Inc., XO Communications Services, Inc. and Frontier Communications Corp., independent VoIP providers, including Vonage Holdings Corp and Cbeyond, Inc., wireless carriers in the U.S., including Verizon Communications Inc., AT&T Inc., Sprint Corp., T-Mobile USA Inc., MetroPCS Communications, Inc. and Leap Wireless International, Inc., and web-based companies, including Skype Technologies S.A. and Google Inc.;

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

As of July 1, 2009, Predecessor had an accumulated deficit of $1.06 billion. Predecessor incurred net losses of $10.6 million in 2004, $149.2 million in 2005, $238.0 million in 2006 and $25.0 million in 2008. During the year ended December 31, 2007, Predecessor recognized net income of $15.7 million, of which $32.7 million of revenue was related to the positive impact of foreign currency transaction gains, and during the Successor’s six-month period ended December 31 2009, Successor recognized net income of $6.7 million, of which $18.3 million was related to the positive impact of foreign currency transaction gains. For the first six months of 2010, Successor incurred net losses of $14.0 million. Even with the elimination of our significant accumulated deficit and the reduction in indebtedness through our recent reorganization under Chapter 11, future losses may continue. We cannot make assurances that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We have significant international operations and, for the three months ended June 30, 2010, derived approximately 85% of our net revenues by providing services outside of the U.S. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers: (1) are likely to modify and/or control access to, and pricing of, the local networks; (2) enjoy better brand recognition and brand and customer loyalty; (3) generally offer a wider range of product and services; and (4) have significant operational economies of scale, including a larger backbone network and longer term customer and supplier agreements on preferred and better terms. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to their switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to: (1) obtain the permits and operating licenses required for us to operate in the new service areas; (2) obtain access to local transmission facilities on economically acceptable terms; or (3) market services in international markets.

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

The telecommunications industry is changing rapidly due to deregulation, privatization, consolidation, technological improvements, availability of alternative services such as wireless, broadband, DSL, Internet, VoIP, data and hosting and wireless broadband through use of the fixed wireless spectrum, and the globalization of the world’s economies. In addition, alternative services to traditional fixed wireline services, such as wireless, broadband, Internet and VoIP services, are a substantial competitive threat. As the overall market for domestic and international long-distance and dial-up Internet services continues to decline in favor of Internet-based, wireless, and broadband communications, revenue contribution from our Traditional Services has been consequently declining. If we do not adjust to meet changing market conditions or do not have adequate resources, we may not be able to compete effectively. The telecommunications industry is marked by the introduction of new product and service offerings and technological improvements. Achieving successful financial results will depend on our ability to anticipate, assess and adapt to rapid technological changes, and offer, on a timely and cost-effective basis, services, including the bundling of multiple services that meet evolving industry standards. If we do not anticipate, assess or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms, our financial results may be materially and adversely affected.

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

RISKS ASSOCIATED WITH OUR FINANCIAL STATEMENTS

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006, 2007 and 2008 (due to a material weakness that existed in our internal control over accounting for income taxes) and, as of December 31, 2009 and June 30, 2010, (due to a material weakness that existed in our internal control over accounting for foreign currency transaction gain (loss)). If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Effective internal controls are necessary for us to provide reliable financial reports. In evaluating the effectiveness of our internal control over financial reporting, our management identified as of December 31, 2006, 2007 and 2008 a control deficiency in our controls and procedures over accounting for income taxes and, as of December 31, 2009 and June 30, 2010, a control deficiency over accounting for foreign currency transaction gain (loss), and management concluded in each case that the control deficiency in our internal controls over financial reporting constituted a material weakness. These deficiencies represented a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management’s assessment of our internal control over financial reporting as of December 31, 2006, 2007 and 2008 identified a material weakness in internal control related to a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures, primarily caused by lack of personnel with adequate expertise in income tax accounting matters. Since identifying the material weakness concerning accounting for income taxes, we have undertaken the following initiatives to remediate the material weakness – hired a new Corporate Tax Director and a Manager of Taxation in our Canadian operating unit; established functioning procedures for foreign finance personnel to communicate regularly any tax concerns with the Corporate Tax Director; purchased and implemented tax provision preparation software; and developed quarterly tax documentation formats. Accordingly, as of December 31, 2009, our management concluded the controls surrounding accounting for income taxes are effective.

In March 2010, the Company determined that an error existed related to accounting for foreign currency transaction gain (loss) on certain inter-company balances. Specifically, this error related to activity in the third quarter 2009 resulting in the Company amending its Form 10-Q for the quarter ended September 30, 2009. This amendment restated our financial statements in order to correct a non-cash error relating to accounting for unrealized foreign currency transaction losses associated with certain inter-company balances that were permanent in nature and, therefore, should have been recorded as currency translation adjustment to accumulated other comprehensive income (loss) in the equity section of the balance sheet. Since identifying this, we have undertaken initiatives to remediate this material weakness by (a) performing additional recalculations and analysis of the foreign currency transaction gain (loss) recorded on these intercompany balances; (b) implementing an improved process for assessing the reasonableness of foreign currency transaction gain (loss) recorded on these intercompany balances; and (c) confirming intercompany settlements related to these balances at a transactional level. Notwithstanding such efforts, the material weakness concerning currency transaction will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. As a result, as of December 31, 2009 and June 30, 2010 management concluded that the control deficiency concerning foreign currency transactions represented a material weakness. See “Part I. Item 4 Controls and Procedures” herein.

Our management will consider the design and operating effectiveness of our controls and necessary changes to such controls. However, we can not make assurances that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, and cause us to fail to timely meet our periodic reporting obligations or result in material misstatements in our financial statements. The existence of a material weakness could result in future errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information.

Financial information in our future financial statements will not be comparable to our financial information from periods before July 1, 2009 due to our Reorganization and the application of fresh-start accounting to our financial statements.

Upon emergence from Chapter 11 on July 1, 2009, we adopted fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the Reorganization, has been allocated to the fair value of assets in conformity with ASC 805, Business Combinations, using the purchase method of accounting for business combinations. We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start accounting, our accumulated deficit ($1.06 billion at July 1, 2009) has been eliminated. In addition to fresh-start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan of Reorganization. Thus, our future consolidated balance sheets and consolidated condensed statements of operations data will not be comparable in many respects to our consolidated balance sheets and consolidated condensed statements of operations data for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the Reorganization.

RISKS ASSOCIATED WITH OUR LIQUIDITY NEEDS AND DEBT SECURITIES

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. We cannot make assurances that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our debt service obligations then due.

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

The 13% Notes were issued and paid for, and the interest to be paid on those notes will be paid, in U.S. dollars. However, the Canadian issuer of such notes receives revenues primarily in Canadian dollars (“CAD”). As a result, the financial condition of the Canadian issuer might be materially adversely affected if the U.S. dollar appreciates against the CAD. From time to time, if we determine it is appropriate and advisable to do so, we may seek to lessen the effect of exchange rate fluctuations through the use of derivative financial instruments. However, we cannot make assurances that we will be successful in these efforts.

ADDITIONAL RISKS RELATED TO REGULATION

We are subject to constantly changing regulation, including the imposition of fees and taxes, the potential adverse effects which may have a material adverse impact on our competitive position, growth and financial performance.

Our operations are subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that domestic, foreign or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon our competitive position, growth and financial performance. As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. Enforcement and interpretations of these laws and regulations can be unpredictable and are often subject to the informal views of government officials. Potential future regulatory, judicial, legislative, and government policy changes in jurisdictions where we operate could have a material adverse effect on us. Many regulatory actions are underway or are being contemplated by governmental agencies. For example, in connection with the promulgation of the “National Broadband Plan” announced in March 2010, in April 2010 the Federal Communications Commission (“FCC”) stated its intention to initiate dozens of new proceedings to impose new requirements, or modify existing requirements, affecting essentially all entities involved in the provision of communications services. It is impossible to predict at this time what specific rules or requirements the FCC will propose or adopt, or how any such rules or requirements would affect our business or financial results.

In the U.S., the Communications Act of 1934, as amended (the “Communications Act”), and associated FCC regulations, require that every provider of interstate telecommunications carrier contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, which affects our cost of providing services. At present, these contributions are calculated based on contributors’ interstate and international revenue derived from U.S. end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. On April 21, 2010, the FCC issued certain specific new proposals regarding contributions to the universal service fund that, if adopted, could materially affect our own contributions to the fund. These new proposals would affect most of our competitors, but not all of our competitors would be affected in the same way or to the same degree as we would be. The FCC has also announced its intention to propose new rules regarding the universal service program during the fourth quarter of calendar year 2010. It is impossible to predict the impact of these new proposals, if adopted, on our operations and financial results. In addition, AT&T Inc. filed a “Petition for Immediate Commission Action” on July 10, 2009, requesting that the FCC adopt a new mechanism for calculating federal universal service fund contribution that would be applicable to all contributors, including us. The specific proposal, which has been pending at the FCC for some time, is to determine contributions to the Universal Service Fund (“USF”) based on “assessable telephone numbers” rather than interstate and international revenues. This AT&T proposal remains pending. We cannot predict whether the FCC will adopt this or some other contribution methodology, nor can we predict the potential impact on our business at this time. But a revised contribution methodology could increase our contribution obligation, including increasing our contribution disproportionately compared to some of our competitors. In such event, we may need to either raise the total amount of our consumer’s bills, potentially making us less competitive with other providers of communications services, or reduce our profit margins.

In June 2010, the FCC adopted a Notice of Inquiry in which it proposed to assert regulatory authority over wired broadband Internet connectivity and to treat such service as a telecommunications service under Title II of the Communications Act. Such action, if taken by the Commission, might have regulatory implications for VoIP services, although we cannot predict what those implications might be at this time.

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

•	Rules requiring VoIP providers to pay regulatory fees based on reported interstate and international revenues, including universal service fees.

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

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all, which could limit our growth. We cannot make assurances that these conditions will not have a material effect on our revenues and growth in the future. International regulatory considerations that affect or limit our business include:

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

FCC rules require VoIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers. This requirement took effect as of November 2005. Like many interconnected VoIP providers, Lingo, Inc. (“Lingo”), a subsidiary of ours which sells such services, was able to meet this deadline for some but not all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service. The FCC has not yet addressed our waiver petition. As of June 30, 2010, approximately 99% of our Lingo customers were equipped with E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties, cease and desist orders prohibiting Lingo from providing service on the federal and state levels or any combination of the foregoing.

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

We must comply with Section 114 of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) and rules of the Federal Trade Commission (“FTC”) that require “creditors” to develop and effectuate written internal programs to detect, prevent, and mitigate identity theft in connection with their accounts. The rules are scheduled to become effective on December 31, 2010, and we likely would be deemed to be a “creditor” as defined in the FACTA. We are taking steps to ensure compliance with the FTC’s rules, but if and to the extent that we are determined to be out of compliance with the rules we may be subject to fines, penalties, compliance orders or any combination of the foregoing.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: August 16, 2010	By:	/S/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer (Principal Financial Officer)

Date: August 16, 2010	By:	/S/ JAMES C. KEELEY
James C. Keeley
Vice President – Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Certifications.

32*	Certifications.

99.1	Corporate Governance Guidelines of Primus Telecommunications Group, Incorporated

99.2	Nominating and Governance Committee Charter of Primus Telecommunications Group, Incorporated

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.