Form 10-Q
period 2010-09-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2010-11-15
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2010
Common Stock $0.001 par value	9,743,157

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Successor		Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	July 1, 2009
NET REVENUE	$188,199	$194,946	$—
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	120,858	126,889	—
Selling, general and administrative	51,576	47,132	—
Depreciation and amortization	13,641	18,740	—
(Gain) loss on sale or disposal of assets	—	36	—

Total operating expenses	186,075	192,797	—

INCOME (LOSS) FROM OPERATIONS	2,124	2,149	—
INTEREST EXPENSE	(8,602)	(8,747)	—
(ACCRETION) AMORTIZATION ON DEBT PREMIUM/DISCOUNT, net	(46)	—	—
GAIN (LOSS) FROM EARLY EXTINGUISHMENT OF DEBT	—	—	—
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	33	(4,229)	—
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	254	160	—
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	14,006	13,448	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	7,769	2,781	—
REORGANIZATION ITEMS, net	—	(307)	431,797

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	7,769	2,474	431,797
INCOME TAX BENEFIT (EXPENSE)	3,238	2,121	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	11,007	4,595	431,797
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(5,464)	(2,110)	—
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	(389)	(110)	—

NET INCOME (LOSS)	5,154	2,375	431,797
Less: Net (income) loss attributable to the noncontrolling interest	(74)	(210)	—

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$5,080	$2,165	$431,797

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$1.12	$0.46	$3.03
Income (loss) from discontinued operations	(0.56)	(0.22)	—
Gain (loss) from sale of discontinued operations	(0.04)	(0.01)	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$0.52	$0.23	$3.03

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$1.12	$0.46	$2.49
Income (loss) from discontinued operations	(0.56)	(0.22)	—
Gain (loss) from sale of discontinued operations	(0.04)	(0.01)	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$0.52	$0.23	$2.49

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,743	9,600	142,695

Diluted	9,743	9,600	173,117

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$10,933	$4,385	$431,797
Income (loss) from discontinued operations	(5,464)	(2,110)	—
Gain (loss) from sale of discontinued operations	(389)	(110)	—

Net income (loss)	$5,080	$2,165	$431,797

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009
NET REVENUE	$575,809	$194,946	$365,245
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	366,809	126,889	236,925
Selling, general and administrative	149,549	47,132	88,585
Depreciation and amortization	49,703	18,740	11,545
(Gain) loss on sale or disposal of assets	(179)	36	(43)

Total operating expenses	565,882	192,797	337,012

INCOME (LOSS) FROM OPERATIONS	9,927	2,149	28,233
INTEREST EXPENSE	(26,661)	(8,747)	(14,093)
(ACCRETION) AMORTIZATION ON DEBT PREMIUM/DISCOUNT, net	(135)	—	189
GAIN (LOSS) FROM EARLY EXTINGUISHMENT OF DEBT	164	—	—
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(2,392)	(4,229)	—
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	617	160	378
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	10,212	13,448	20,332

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(8,268)	2,781	35,039
REORGANIZATION ITEMS, net	1	(307)	424,825

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,267)	2,474	459,864
INCOME TAX BENEFIT (EXPENSE)	7,291	2,121	(3,988)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(976)	4,595	455,876
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(7,681)	(2,110)	14,995
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	(196)	(110)	251

NET INCOME (LOSS)	(8,853)	2,375	471,122
Less: Net (income) loss attributable to the noncontrolling interest	(104)	(210)	32

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(8,957)	$2,165	$471,154

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.11)	$0.46	$3.19
Income (loss) from discontinued operations	(0.79)	(0.22)	0.11
Gain (loss) from sale of discontinued operations	(0.02)	(0.01)	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.92)	$0.23	$3.30

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(0.11)	$0.46	$2.63
Income (loss) from discontinued operations	(0.79)	(0.22)	0.09
Gain (loss) from sale of discontinued operations	(0.02)	(0.01)	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(0.92)	$0.23	$2.72

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,711	9,600	142,695

Diluted	9,711	9,600	173,117

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(1,080)	$4,385	$455,908
Income (loss) from discontinued operations	(7,681)	(2,110)	14,995
Gain (loss) from sale of discontinued operations	(196)	(110)	251

Net income (loss)	$(8,957)	$2,165	$471,154

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,599	$42,538
Accounts receivable (net of allowance for doubtful accounts receivable of $5,350 and $8,163)	74,139	89,342
Prepaid expenses and other current assets	15,795	15,147
Current assets held for sale	7,799	—

Total current assets	147,332	147,027
RESTRICTED CASH	10,947	10,438
PROPERTY AND EQUIPMENT—Net	134,556	147,606
GOODWILL	62,740	64,220
OTHER INTANGIBLE ASSETS—Net	150,748	178,807
OTHER ASSETS	9,425	10,816
NON-CURRENT ASSETS HELD FOR SALE	7,124	—

TOTAL ASSETS	$522,872	$558,914

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$35,861	$45,819
Accrued interconnection costs	31,021	37,561
Deferred revenue	12,461	13,882
Accrued expenses and other current liabilities	45,562	49,704
Accrued income taxes	9,751	10,629
Accrued interest	10,458	1,985
Current portion of long-term obligations	1,162	4,274
Current liabilities held for sale	10,420	—

Total current liabilities	156,696	163,854
LONG-TERM OBLIGATIONS	242,947	253,242
DEFERRED TAX LIABILITY	25,715	36,052
OTHER LIABILITIES	8,257	5,857
NON-CURRENT LIABILITIES HELD FOR SALE	11	—

Total liabilities	433,626	459,005
COMMITMENTS AND CONTINGENCIES (See Note 6.)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value—80,000,000 shares authorized; 9,743,157 and 9,600,000 shares issued and outstanding	10	10
Additional paid-in capital	85,381	85,533
Accumulated earnings (deficit)	(2,225)	6,732
Accumulated other comprehensive income (loss)	2,336	4,064

Total stockholders’ equity before noncontrolling interest	85,502	96,339

Noncontrolling interest	3,744	3,570

Total stockholders’ equity	89,246	99,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$522,872	$558,914

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,853)	$2,375	$471,122
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	(1)	307	(440,094)
Provision for doubtful accounts receivable	5,722	2,593	5,140
Stock compensation expense	192	308	27
Depreciation and amortization	52,714	20,029	12,346
Impairment of goodwill and long-lived assets	6,161	—	—
(Gain) loss on sale or disposal of assets	16	193	(294)
Accretion (amortization) of debt premium/discount, net	135	—	(189)
Change in fair value of Contingent Value Rights	2,392	—	—
Deferred income taxes	(7,183)	—	—
(Gain) loss on early extinguishment of debt	(164)	—	—
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(9,843)	(14,130)	(20,702)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	3,785	2,634	7,798
(Increase) decrease in prepaid expenses and other current assets	(650)	2,150	461
(Increase) decrease in other assets	626	(3,339)	2,454
Increase (decrease) in accounts payable	(6,872)	(9,949)	(12,794)
Increase (decrease) in accrued interconnection costs	(5,768)	3,719	(5,361)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(2,379)	5,426	1,313
Increase (decrease) in accrued income taxes	(1,037)	(3,734)	2,113
Increase (decrease) in accrued interest	8,466	4,410	(1,600)

Net cash provided by operating activities before cash reorganization items	37,459	12,992	21,740
Cash effect of reorganization items	(137)	(6,121)	(4,595)

Net cash provided by operating activities	37,322	6,871	17,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,147)	(3,886)	(5,660)
Sale of property and equipment and intangible assets	716	12	179
Cash from disposition of business, net of cash disposed	275	(110)	232
Cash used in business acquisitions, net of cash acquired	—	—	(199)
(Increase) decrease in restricted cash	(86)	17	(146)

Net cash used in investing activities	(16,242)	(3,967)	(5,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(13,577)	(4,598)	(8,292)

Net cash used in financing activities	(13,577)	(4,598)	(8,292)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(442)	2,083	1,202

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,061	389	4,461
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,538	41,461	37,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,599	$41,850	$41,461

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18,378	$3,977	$14,909
Cash paid for taxes	$2,428	$2,810	$962
Non-cash investing and financing activities:
Capital lease additions	$51	$321	$1,882

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Successor		Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	July 1, 2009
NET INCOME (LOSS)	$5,154	$2,375	$431,797

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(581)	3,341	—
Fresh-start adjustment	—	—	89,216

COMPREHENSIVE INCOME (LOSS)	4,573	5,716	521,013
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(141)	(399)	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$4,432	$5,317	$521,013

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009
NET INCOME (LOSS)	$(8,853)	$2,375	$471,122

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,658)	3,341	(6,954)
Fresh-start adjustment	—	—	89,216

COMPREHENSIVE INCOME (LOSS)	(10,511)	5,716	553,384
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(174)	(399)	(117)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(10,685)	$5,317	$553,267

See notes to consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus” or “Group”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

As of July 1, 2009, the Company adopted fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) No. 852, “Reorganizations”. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. The consolidated condensed statements of operations, cash flows, comprehensive income (loss) and any references to “Successor” or “Successor Company” for the three months ended September 30, 2009 and for the three months and nine months ended September 30, 2010, show the operations of the reorganized Company. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009, except for Predecessor’s July 1, 2009 statement of operations and comprehensive income (loss), which reflect only the effect of the plan adjustments and fresh-start accounting as of such date and do not reflect any operating results. See Note 3—“Fresh Start Accounting” in the notes to these Consolidated Condensed Financial Statements for further details.

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

Effective January 1, 2009, the Company adopted ASC No. 810, “Consolidation.” This statement changed the presentation of outstanding noncontrolling interests in one or more subsidiaries. Reconciliations at the beginning and the end of the period of the total equity, equity attributable to the Company and equity attributable to the noncontrolling interest for Successor’s nine months ended September 30, 2010 and three months ended September 30, 2009 and Predecessor’s six months ended July 1, 2009 are as follows (in thousands):

	Successor
		As of September 30, 2010
		Primus Telecommunications Group, Incorporated Shareholders
		Common Stock				Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)		Noncontrolling Interest
Balance as of January 1, 2010	$99,909	9,600	$10	$85,533	$6,732	$4,064	$3,570
Stock Option Compensation Expense	192	—	—	192	—	—	—
Common shares issued for restricted stock units	(344)	143	—	(344)	—	—	—
Comprehensive Income		—	—	—	—	—	—
Net income (loss)	(8,853)	—	—	—	(8,957)	—	104
Other comprehensive income (loss)	(1,658)	—	—	—	—	(1,728)	70

Comprehensive Income	(10,511)

Balance as of September 30, 2010	$89,246	9,743	$10	$85,381	$(2,225)	$2,336	$3,744

	Predecessor
		As of July 1, 2009
		Primus Telecommunications Group, Incorporated Shareholders
		Common Stock				Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)		Noncontrolling Interest
Balance as of January 1, 2009	$(458,725)	142,695	$1,427	$718,956	$(1,099,809)	$(82,113)	$2,814
Stock Option Compensation Expense	27	—	—	27	—	—	—
Comprehensive Income
Net income (loss)	39,325	—	—	—	39,357	—	(32)
Other comprehensive income (loss)	(6,954)	—	—	—	—	(7,103)	149

Comprehensive Income	32,371

Balance as of June 30, 2009	$(426,327)	142,695	$1,427	$718,983	$(1,060,452)	$(89,216)	$2,931
Plan and fresh-start adjustments	513,650	(133,095)	(1,417)	(634,601)	1,060,452	89,216	—

Balance as of July 1, 2009	$(87,323)	9,600	$10	$84,382	$—	$—	$2,931

	Successor
		As of September 30, 2009
		Primus Telecommunications Group, Incorporated Shareholders
		Common Stock				Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)		Noncontrolling Interest
Balance as of July 1, 2009	$87,323	9,600	$10	$84,382	$—	$—	$2,931
Stock Option Compensation Expense	308	—	—	308	—	—	—
Comprehensive Income
Net income (loss)	2,375	—	—	—	2,165	—	210
Other comprehensive income (loss)	3,341	—	—	—	—	3,152	189

Comprehensive Income	5,716

Balance as of September 30, 2009	$93,347	9,600	$10	$84,690	$2,165	$3,152	$3,330

Discontinued Operations—During the first quarter 2010, the Company initiated the sale of certain assets of its Spain and European agent serviced retail operations; and, therefore, has reported such operations as discontinued operations. In the second quarter of 2010 the Company completed the sale of certain assets of its Spanish operations. In the third quarter of 2010 the company completed the sale of its Belgian operations and classified its entire European retail segment as discontinued operations.

In October 2010 the Company completed the sale of its Italian and United Kingdom retail operations. See Note 15, “Subsequent Events”.

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

Reorganization Costs—In accordance with ASC No. 852, “Reorganizations,” for periods including and subsequent to the filing of the Chapter 11 petition through the bankruptcy emergence date of July 1, 2009, all revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, net, in the Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.

Presentation of Taxes Collected—The Company reports any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer (including sales, use, value-added and some excise taxes) on a net basis (excluded from revenues).

Stock-Based Compensation—The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under ASC No. 718, “Compensation—Stock Compensation”. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. Because of the short trading history of the Successor Company’s common stock, the Company calculates the expected volatility by averaging the historical volatility of the stock price of the Successor Company’s common stock and historical volatility of a peer group in the telecommunication industry with similar market capitalization. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of derivatives, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of the Company’s stock options required by ASC No. 718 and various tax contingencies.

Under fresh-start accounting as of July 1, 2009, the Company’s asset values were remeasured and allocated in conformity with ASC No. 805, “Business Combinations.” Deferred taxes are reported in conformity with ASC No. 740, “Income Taxes.”

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

Property, Plant and Equipment—Property and equipment is recorded at cost less accumulated depreciation, which was provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. The estimated useful lives of property and equipment are as follows: network equipment—5 to 8 years, fiber optic and submarine cable—8 to 25 years, furniture and equipment—5 years, leasehold improvements and leased equipment—shorter of lease or useful life. In accordance with ASC No. 350, “Intangible—Goodwill and Other,” costs for internal use software that were incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage were capitalized and amortized over the estimated useful life of the software.

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

Accounting Standards Update No. 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”)

We adopted ASU No. 2009-17 in the first quarter of 2010. The provisions of ASU No. 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. In addition, ASU No. 2009-17 amends the Consolidation Topic of the ASC regarding when and how to determine, or re-determine, whether an entity is a VIE, which could require consolidation. Furthermore, ASU No. 2009-17 requires ongoing assessments of whether an entity is the primary beneficiary of a VIE. The provisions in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this standard did not have an impact on the Company’s financial position, results of operations, cash flows, or comprehensive income.

Accounting Standards Update No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”)

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB EITF (“ASU 2009-13”). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is unavailable, and estimated selling price if neither VSOE nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. The Company plans to implement this guidance on January 1, 2011 and is currently evaluating the potential impact of ASU 2009-13 on the Company’s financial statements.

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

Estimates of fair value included in the Successor Company financial statements, in conformity with ASC No. 820, “Fair Value Measurements,” represent the Company’s best estimates and valuations developed with the assistance of independent appraisers and, where the foregoing have not yet been completed or are not available, represent industry data and trends by reference to relevant market rates and transactions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with ASC No. 805, the allocation of the reorganization value is subject to additional adjustment until the Company has completed its analysis, but not to exceed one year after emergence from bankruptcy. As of March 31, 2010 the Company had completed the valuation of its assets and liabilities and has completed its adoption of fresh-start accounting in accordance with ASC No. 852, “Reorganizations.”

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

In the first nine months of 2010, the Company made no further fresh-start accounting adjustments to the fair value of its assets or liabilities.

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

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test, a two-step test, annually and more frequently when negative conditions or a triggering event arise. The Company completes its annual goodwill impairment test using October 1 as the measurement date for each of its reporting units.

In step one, the estimated fair value of each reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a step two test is required. In step two, the amount of any goodwill impairment is measured by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with the resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, as well as industry and general economic data from third party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit.

During the three months ended September 30, 2010, the Company and its Board of Directors ratified a plan to proceed with the disposition of its European retail operations; see Note 11, Discontinued Operations. This triggering event prompted the Company to perform a goodwill impairment test, a two-step test, for the Europe reporting unit. Based on the results of the step one test, the Company determined that the carrying value of the Europe reporting unit was in excess of its respective fair value and a step two test was required for the reporting unit.

In completing the step two test to determine the implied fair value of goodwill and therefore the amount of impairment, management first estimated the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, the Company determined that the carrying value of goodwill exceeded its implied fair value for the Europe reporting unit and recorded a goodwill impairment charge of $1.4 million. The impairment charge is included in the line item “Loss from Discontinued Operations, net of tax,” on the Company’s Statement of Operations.

The primary driver for the decline in the estimated fair value of the Europe reporting unit compared to the prior year is the decline in its overall outlook stemming from its poor performance.

In addition, the Company evaluated the European trade name and long-lived assets, which primarily consisted of the network equipment and customer relationships, for impairment. In performing the impairment test for the European trade name and long-lived assets, the Company estimated the fair value less cost to sell for the asset groups based on executed and pending purchase offers and compared that to the carrying value of the asset groups. The company recorded a total of $4.7 million impairment charges; $4.2 million related to the European trade name, $0.4 million related to customer relationships and $0.1 million related to long-lived assets during the three months ended September 30, 2010. The impairment charge is included in the line item “Loss from Discontinued Operations, net of tax,” on the Company’s Statement of Operations.

The intangible assets not subject to amortization consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Trade names	$76,200	$81,372
Goodwill	$62,740	$64,220

The Company allocated goodwill to all of its reporting units as part of fresh-start accounting, excluding the wholesale reporting unit which had nominal value relative to the total value of the Company. The changes in the carrying amount of trade names and goodwill, for continuing operations and assets held for sale, combined, by reporting unit for the nine months ended September 30, 2010 are as follows (in thousands):

Goodwill

	United States	Canada	Australia	Europe	Brazil	Total
Balance as of January 1, 2010	$29,960	$30,285	$1,714	$2,217	$44	$64,220
Effect of change in foreign currency exchange rates	—	588	148	(109)	1	628
Disposition of business	—	—	—	(662)	—	(662)
Accumulated impairment loss	—	—	—	(1,446)	—	(1,446)

Balance as of September 30, 2010	$29,960	$30,873	$1,862	$—	$45	$62,740

Trade Names

	United States	Canada	Australia	Europe	Brazil	Total
Balance as of January 1, 2010	$76,200	$—	$—	$5,172	$—	$81,372
Effect of change in foreign currency exchange rates	—	—	—	(100)	—	(100)
Disposition of business	—	—	—	(836)	—	(836)
Accumulated impairment loss	—	—	—	(4,236)	—	(4,236)

Balance as of September 30, 2010	$76,200	$—	$—	$—	$—	$76,200

The Company’s other intangible assets consist of trade names and customer relationships; $5.8 million of the customer relationships were classified as held for sale as of September 30, 2010. Intangible assets subject to amortization, including those classified as held for sale, consisted of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$4,070	$(490)	$3,580	$4,057	$(203)	$3,854
Customer relationships	108,101	(31,329)	76,772	107,612	(14,032)	93,580

Total	$112,171	$(31,819)	$80,352	$111,669	$(14,235)	$97,434

Amortization expense for trade names and customer relationships for the three months and nine months ended September 30, 2010 was $5.9 million and $17.7 million, respectively.

Amortization expense for trade names and customer relationships for Successor’s three months ended September 30, 2009 was $7.0 million.

The Company expects amortization expense for trade names and customer relationships for the remainder of 2010, the years ended December 31, 2011, 2012, 2013, 2014, and thereafter to be approximately $5.5 million, $17.5 million, $12.3 million, $9.0 million, $6.7 million and $23.4 million, respectively. The customer relationships identified above as held for sale will not be amortized while they are classified as such.

5.	LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Obligations under capital leases and other	$1,915	$3,178
Leased fiber capacity	—	2,809
Senior secured notes	130,000	130,000
Senior subordinated secured notes	114,015	123,472

Subtotal	245,930	259,459
Original issue discount on senior secured notes	(1,821)	(1,943)

Subtotal	244,109	257,516
Less: Current portion of long-term obligations	(1,162)	(4,274)

Total long-term obligations	$242,947	$253,242

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of September 30, 2010 as follows:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes	14 1/4% Senior Subordinated Secured Notes	Total
2010 (as of September 30, 2010)	$417	$8,450	$8,124	$16,991
2011	1,218	16,900	16,247	34,365
2012	309	16,900	16,247	33,456
2013	87	16,900	122,139	139,126
2014	4	16,900	—	16,904
Thereafter	—	163,847	—	163,847

Total Minimum Principal & Interest Payments	2,035	239,897	162,757	404,689
Less: Amount Representing Interest	(120)	(109,897)	(48,742)	(158,759)

Total Long Term Obligations	$1,915	$130,000	$114,015	$245,930

The foregoing table assumes that the 14 1/4% Senior Subordinated Secured Notes are refinanced before January 21, 2013. In the event the 14 1/4% Senior Secured Notes have not been refinanced in accordance with the terms of the 13% Senior Secured Notes indenture by January 21, 2013, then the Issuers will be required to redeem the full principal of the 13% Senior Secured Notes at a price equal to the then applicable optional redemption price on such date. In addition, the table assumes that the holders of 13% Senior Secured Notes do not accept any Excess Cash Flow Offer to purchase 13% Senior Secured Notes. In this regard, the Company must extend an offer annually to the holders of the 13% Senior Secured Notes to repurchase an applicable amount, (equal to 50% of Excess Cash Flow), of the 13% Senior Secured Notes at par, in the event the Company and certain subsidiaries have excess cash flow for any fiscal year commencing with the fiscal year ending December 31, 2010.

In May 2010, the Company paid $9.4 million in cash and retired $9.5 million in principal of its 14  1/4% Senior Subordinated Secured Notes. As a result, the Company recognized a $0.1 million gain from the early extinguishment of debt in its statement of operations for the three months ended June 30, 2010.

6.	COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and other (“Vendor Financing”), purchase obligations and non-cancellable operating leases as of September 30, 2010 are as follows (in thousands):

Year Ending December 31,	Capital Leases and Other	Purchase Obligations	Operating Leases
2010 (as of September 30, 2010)	$417	$8,723	$4,753
2011	1,218	19,903	15,151
2012	309	6,498	13,292
2013	87	3,162	10,255
2014	4	1,162	5,440
Thereafter	—	54	16,237

Total minimum lease payments	2,035	39,502	65,128
Less: Amount representing interest	(120)	—	—

	$1,915	$39,502	$65,128

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value.

Successor

Purchases made under purchase commitments were $8.7 million and $24.1 million, respectively, for the three and nine months ended September 30, 2010.

Purchases made under purchase commitments were $7.0 for the three months ended September 30, 2009.

Rent expense under operating leases was $3.8 million and $11.3 million, respectively, for the three and nine months ended September 30, 2010.

Rent expense under operating leases was $3.5 million for the three months ended September 30, 2009.

Predecessor

Purchases made under purchase commitments were $12.8 million for the six months ended July 1, 2009.

Rent expense under operating leases was $6.4 million for the six months ended July 1, 2009.

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

Restricted Stock Units (RSU)

For the three months ended September 30, 2010, the Company’s stock compensation expense related to the RSU was fully offset by credits related to forfeitures and cancellations of RSU awards due to termination of employees.

For the nine months ended September 30, 2010, the Company recognized $0.2 million of stock compensation expense related to the RSU.

Stock Options

A summary of the Company’s stock option activity during the nine months ended September 30, 2010 is as follows:

	Nine Months Ended September 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding—December 31, 2009	478,199	$12.22
Granted	30,000	$7.60
Exercised	—	$—
Forfeitures	(205,587)	$12.22

Outstanding—September 30, 2010	302,612	$11.76

Eligible for exercise	214,039	$12.00

The following table summarizes information about the Company’s stock options outstanding at September 30, 2010:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$7.60–$12.22	302,612	8.86	$11.76	$—	214,039	8.80	$12.00	$—

For Emergence Performance Option and RSU compensation expense calculation, the Company assumed that it will meet the specified Adjusted EBITDA Target in 2010; therefore, according to the Plan, the remaining Performance Option and RSUs will vest in 2010.

As of September 30, 2010, the Company had 0.2 million unvested awards outstanding of which $0.1 million of compensation expense is expected to be recognized over the weighted average remaining period of 0.8 years.

The number of unvested awards expected to vest is 0.2 million shares, with a weighted average remaining life of 8.9 years, a weighted average exercise price of $11.79, and an intrinsic value of $0.

Predecessor

Under the Plan of Reorganization, all stock options granted under the Predecessor’s Equity Incentive Plan were cancelled as of July 1, 2009. The Predecessor Company recorded $64 thousand of stock-based compensation expenses for the six months ended July 1, 2009, due to the accelerated recognition of the cancelled options.

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

The Company adopted the uncertain tax position related provisions of ASC No. 740, “Income Taxes,” on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three months ended September 30, 2010, the Company recorded $2.0 million of gross unrecognized tax benefit which includes $0.1 million of unrecognized tax benefit which impacted the rate including $0.1 of penalties and interest. As of September 30, 2010, the gross unrecognized tax benefit on the balance sheet was $91.8 million.

The Company monitors actual results and updated projections of our subsidiaries on a quarterly basis to determine the appropriateness of valuation allowance reserves on deferred tax assets. When and if the Company determines that it is more likely than not that the deferred tax asset balances a subsidiary or a tax consolidated group of subsidiaries would be recoverable, the Company will release the related valuation allowance reserve. During the quarter ending September 30, 2010 the Company determined that Australian consolidated tax group of subsidiaries had enough positive factors that it was more likely than not that the net deferred tax asset would be recoverable and released the valuation allowance on all non capital items in the deferred tax inventory. The company did not release valuation reserves on the capital items as the Company currently does not have sufficient capital gain sources or projected sources of capital gain items to justify a release of this portion of the tax deferred asset. The net benefit of the release during the quarter ending September 30, 2010 was $3.3 million.

Pursuant to Section 382 of the Internal Revenue Code, the Company believes that it underwent an ownership change for tax purposes (i.e., a more than 50% change in stock ownership) on the July 1, 2009 emergence date. As a result, the use of any of the Company’s federal and state net operating loss carryforwards and tax credits generated prior to the ownership change that are not reduced due to attribute reduction will be subject to an annual limitation under IRC Section 382(l)(6). The federal limitation is approximately $1.7 million.

The Company has reviewed 13-G filings concerning Company common stock, as filed with the United States Securities Exchange Commission, subsequent to emergence from bankruptcy, and the Company believes that a change in ownership has not occurred during this period of July 1, 2009 to September 30, 2010.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Successor Company’s 13% Senior Secured Notes and 14 1/4% Senior Subordinated Secured Notes, based on quoted market prices, was $241.4 million and $244.7 million at September 30, 2010 and December 31, 2009, respectively.

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

	September 30, 2010	Fair Value as of September 30, 2010, using:
		Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVR)	$7,754	—	$7,754	—

Total	$7,754	—	$7,754	—

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our Statements of Operations. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model. During the three months and nine months ended September 30, 2010, the Company recognized $33 thousand and $2.4 million, respectively, of expense as a result of marking the CVRs to their fair value.

10.	OPERATING SEGMENT AND RELATED INFORMATION

The Company has five reportable operating segments based on management’s organization of the enterprise into geographic areas—United States, Canada, Australia, Brazil and the wholesale business from the United States and Europe managed as a separate global segment. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Corporate assets, capital expenditures and property and equipment-net are included in the United States segment, while corporate expenses are presented separately in Income (loss) from operations. The wholesale business’ assets are indistinguishable from the respective geographic segments. Therefore, any reporting related to the wholesale business for assets, capital expenditures or other balance sheet items is impractical.

During the third quarter of 2010 the company discontinued its Europe segment, which is also known as European retail operations and has presented the results of the Europe segment as discontinued operations. Accordingly the Europe segment has been excluded, where appropriate, from segment reporting for all periods presented, see Note 11, Discontinued Operations, for further information.

Summary information with respect to the Company’s operating segments is as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Net Revenue by Segment
United States	$12,072	$16,238
Canada	56,876	57,367
Australia	68,360	63,665
Wholesale	41,870	53,571
Brazil	9,021	4,105

Total	$188,199	$194,946

Provision for Doubtful Accounts Receivable
United States	$556	$589
Canada	497	548
Australia	522	999
Wholesale	255	164
Brazil	120	81

Total	$1,950	$2,381

Income (Loss) from Operations
United States	$(376)	$1,113
Canada	3,204	1,256
Australia	4,498	1,612
Wholesale	519	554
Brazil	185	(110)

Total From Operating Segments	8,030	4,425
Corporate	(5,906)	(2,276)

Total	$2,124	$2,149

Capital Expenditures
United States	$246	$196
Canada	2,393	2,328
Europe	251	79
Australia	3,290	1,193
Brazil	230	90

Total	$6,410	$3,886

	Successor		Predecessor
	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009
Net Revenue by Segment
United States	$38,778	$16,238	$35,709
Canada	172,376	57,367	108,306
Australia	205,745	63,665	110,502
Wholesale	137,569	53,571	104,482
Brazil	21,341	4,105	6,246

Total	$575,809	$194,946	$365,245

Provision for Doubtful Accounts Receivable
United States	$1,670	$589	$1,469
Canada	1,965	548	1,107
Australia	1,884	999	1,737
Wholesale	(734)	164	516
Brazil	313	81	115

Total	$5,098	$2,381	$4,944

Income (Loss) from Operations
United States	$(286)	$1,113	$4,399
Canada	9,187	1,256	18,738
Australia	9,694	1,612	10,123
Wholesale	3,164	554	1,372
Brazil	686	(110)	230

Total From Operating Segments	22,445	4,425	34,862
Corporate	(12,518)	(2,276)	(6,629)

Total	$9,927	$2,149	$28,233

Capital Expenditures
United States	$864	$196	$74
Canada	7,341	2,328	3,127
Europe	535	79	174
Australia	7,601	1,193	1,997
Brazil	806	90	288

Total	$17,147	$3,886	$5,660

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	September 30, 2010	December 31, 2009
Property and Equipment—Net
United States	$8,553	$10,760
Canada	55,451	58,927
Europe	1,938	4,955
Australia	66,699	71,682
Brazil	1,915	1,282

Total	$134,556	$147,606

	September 30, 2010	December 31, 2009
Assets
United States	$139,552	$133,276
Canada	174,864	194,600
Europe (including assets held for sale)	62,132	84,587
Australia	136,347	138,988
Brazil	9,977	7,463

Total	$522,872	$558,914

11.	DISCONTINUED OPERATIONS

In the third quarter 2010, the Company sold its Belgian operations for a sale price of $1.3 million, as a result, the Company recorded a $40 thousand gain from sale of these retail operations during the third quarter 2010. Also during the third quarter of 2010 the Company committed to dispose of and is actively soliciting the disposition of its remaining European retail operations. Accordingly, the Company presented these European retail operations as discontinued operations and the related assets and liabilities as held for sale as of September 30, 2010. In October 2010 the Company sold its United Kingdom retail operations customer base and certain of its assets, the sale price was approximately $6.6 million, and sold its Italian retail operations for approximately $0.2 million. The Company intends to dispose of and is actively soliciting the disposition of its remaining European retail operations. See Note 15, “Subsequent Events,” for additional information.

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

As a result of these events, the Company’s consolidated financial statements for all periods presented reflect the European retail operations which includes operations in the United Kingdom, France, Belgium, Italy and the Netherlands, and European agent serviced retail operations, the Japan retail operations and German retail operations as discontinued operations. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as loss from discontinued operations.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Net revenue	$11,027	$13,001
Impairment of goodwill and long-lived assets	6,161	—
Operating expenses	11,813	14,530

Loss from operations	(6,947)	(1,529)
Interest expense	(11)	(16)
Interest income and other income	1	4
Foreign currency transaction gain (loss)	(440)	(533)

Income (loss) before income tax	(7,397)	(2,074)
Income tax expense	(1,933)	36

Loss from discontinued operations	$(5,464)	$(2,110)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009
Net revenue	$35,430	$13,001	$26,271
Impairment of goodwill and long-lived assets	6,161	—	—
Operating expenses	38,386	14,530	27,408

Loss from operations	(9,117)	(1,529)	(1,137)
Interest expense	(35)	(16)	(42)
Interest income and other income	239	4	37
Foreign currency transaction gain (loss)	(639)	(533)	788
Reorganization items, net	—	—	15,269

Income (loss) before income tax	(9,552)	(2,074)	14,915
Income tax expense	(1,871)	36	(80)

Loss from discontinued operations	$(7,681)	$(2,110)	$14,995

Summarized balance sheet balances of the assets and liabilities held for sale are as follows (in thousands):

September 30, 2010
Accounts receivable (net of allowance for doubtful accounts receivable of $272)	5,552
Prepaid expenses and other current assets	2,247

Current assets held for sale	$7,799

Restricted cash	234
Property and equipment—net	923
Other intangible assets—net	5,804
Other assets	163

Non-current assets held for sale	$7,124

Accounts payable	$3,702
Accrued interconnection costs	1,129
Deferred revenue	51
Accrued expenses and other current liabilities	5,453
Accrued income taxes	85

Current liabilities held for sale	$10,420

Deferred tax liability	11

Non-current liabilities held for sale	$11

12.	BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

For Successor’s three months and nine months ended September 30, 2010, the following could potentially dilute income per common share in the future but was excluded from the calculation of diluted income per common share due to its antidilutive effect:

•	0.4 million shares issuable upon exercise of stock options and RSUs,

•	4.5 million shares issuable upon exercise of stock warrants, and

•	2.7 million shares issuable upon exercise of CVRs.

For Successor’s three months and nine months ended September 30, 2009, the following could potentially dilute income per common share in the future but was excluded from the calculation of diluted income per common share due to its antidilutive effect:

•	0.9 million shares issuable upon exercise of stock options and RSUs,

•	4.5 million shares issuable upon exercise of stock warrants, and

•	2.7 million shares issuable upon exercise of CVRs.

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

For the six months ended July 1, 2009, the following could potentially dilute income per common share in the future but were excluded from the calculation of diluted income per common share due to their antidilutive effect:

•	7.8 million shares issuable upon exercise of stock options.

A reconciliation of basic income per common share to diluted income per common share is below (in thousands, except per share amounts):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Income (loss) from continuing operations	$10,933	$4,385
Income (loss) from discontinuing operations, net of tax	(5,464)	(2,110)
Gain (loss) from sale of discontinued operations, net of tax	(389)	(110)

Income (loss) attributable to common stockholders—basic and diluted	$5,080	$2,165

Weighted average common shares outstanding—basic and diluted	9,743	9,600

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$1.12	$0.46
Income (loss) from discontinued operations	(0.56)	(0.22)
Gain (loss) from sale of discontinued operations	(0.04)	(0.01)

Net income (loss) attributable to common stockholders	$0.52	$0.23

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$1.12	$0.46
Income (loss) from discontinued operations	(0.56)	(0.22)
Gain (loss) from sale of discontinued operations	(0.04)	(0.01)

Net income (loss) attributable to common stockholders	$0.52	$0.23

	Successor		Predecessor
	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009
Income (loss) from continuing operations	$(1,080)	$4,385	$455,908
Income (loss) from discontinuing operations, net of tax	(7,681)	(2,110)	14,995
Gain (loss) from sale of discontinued operations, net of tax	(196)	(110)	251

Net income (loss) attributable to common stockholders—basic	(8,957)	2,165	471,154
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	—	—	210
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	—	—	332

Income (loss) attributable to common stockholders—diluted	$(8,957)	$2,165	$471,696

Weighted average common shares outstanding—basic	9,711	9,600	142,695
5% Exchangeable Senior Notes	—	—	19,474
Step Up Convertible Subordinated Debentures	—	—	7,280
33/4% Convertible Senior Notes	—	—	3,668

Weighted average common shares outstanding—diluted	9,711	9,600	173,117

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.11)	$0.46	$3.19
Income (loss) from discontinued operations	(0.79)	(0.22)	0.11
Gain (loss) from sale of discontinued operations	(0.02)	(0.01)	—

Net income (loss) attributable to common stockholders	$(0.92)	$0.23	$3.30

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.11)	$0.46	$2.63
Income (loss) from discontinued operations	(0.79)	(0.22)	0.09
Gain (loss) from sale of discontinued operations	(0.02)	(0.01)	—

Net income (loss) attributable to common stockholders	$(0.92)	$0.23	$2.72

13.	REORGANIZATION ITEMS, NET

Reorganization items, net, represents amounts incurred, for both continuing and discontinued operations combined, as a direct result of the bankruptcy filings and is presented separately in the Consolidated Condensed Statements of Operations. The following describes the components of reorganization items, net (in thousands):

	Three Months Ended
	September 30, 2010	September 30, 2009
Professional Fees	$—	$(307)

Reorganization Items, net	$—	$(307)

	Successor		Predecessor
	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended July 1, 2009
Professional Fees	$1	$(307)	$(12,067)
Gain on Extinguishment of debt	—	—	243,185
Revaluation of assets and liabilities	—	—	188,612
Debt Premium, Discount and Deferred Financing Costs Write-off	—	—	(91)
Reversal of Future Interest Payments Recorded as Long Term Obligations	—	—	20,453
Interest Income	—	—	2

Reorganization Items, net	$1	$(307)	$440,094

Professional fees include financial, legal and other services directly associated with the reorganization process.

Successor

Payments for reorganization expense for the three months ended September 30, 2009 were $6.1 million.

Predecessor

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

Primus Telecommunications IHC, Inc.’s 14 1/4% Senior Subordinated Secured Notes were fully, unconditionally, jointly and severally guaranteed by Group on a senior basis and by Primus Telecommunications Holding, Inc., (“Holding”), Primus Telecommunications, Inc., TresCom International Inc., Least Cost Routing, Inc., TresCom U.S.A., Inc., iPRIMUS USA, Inc., and iPRIMUS.com, Inc., all 100% indirectly owned subsidiaries of Group (collectively, the “Other Guarantors”). Group has a 100% ownership in Holding and no direct subsidiaries other than Holding.

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

Accordingly, the following consolidating condensed financial information for the three months ended September 30, 2010 and 2009 for Successor, for the nine months ended September 30, 2010 for Successor and the three months and six months ended July 1, 2009 for Predecessor are included for (a) Group on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) Group’s indirect non-guarantor subsidiaries on a combined basis and (e) Group on a consolidated basis. The plan and fresh-start accounting adjustments reflected in Predecessor’s Consolidated Condensed Statements of Operations on July 1, 2009 are not presented separately in this presentation.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Successor
	For the Three Months Ended September 30, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$23,019	$165,180	$—	$188,199
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	18,988	101,870	—	120,858
Selling, general and administrative	542	1	9,496	41,537	—	51,576
Depreciation and amortization	—	—	1,155	12,486	—	13,641
(Gain) loss on sale or disposal of assets	—	—	—	—	—	—

Total operating expenses	542	1	29,639	155,893	—	186,075

INCOME (LOSS) FROM OPERATIONS	(542)	(1)	(6,620)	9,287	—	2,124
INTEREST EXPENSE	—	(4,062)	(2,922)	(1,618)	—	(8,602)
(ACCRETION) AMORTIZATION ON DEBT PREMIUM/DISCOUNT, NET	—	—	(46)	—	—	(46)
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	—	—	—	—	—
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	33	—	—	—	—	33
INTEREST AND OTHER INCOME	2	(1)	(7)	260	—	254
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	—	785	(5)	13,226	—	14,006
INTERCOMPANY INTEREST	(180)	3,766	(2,433)	(1,153)	—	—
MANAGEMENT FEE	—	—	773	(773)	—	—
ROYALTY FEE	—	3,149	—	(3,149)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(687)	3,636	(11,260)	16,080	—	7,769
REORGANIZATION ITEMS—NET	—	—	—	—	—	—

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(687)	3,636	(11,260)	16,080	—	7,769
INCOME TAX BENEFIT (EXPENSE)	—	(224)	1,163	2,299	—	3,238

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(687)	3,412	(10,097)	18,379	—	11,007
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	5,767	—	15,864	—	(21,631)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,080	3,412	5,767	18,379	(21,631)	11,007
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(5,464)	—	(5,464)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	(389)	—	(389)

NET INCOME (LOSS)	5,080	3,412	5,767	12,526	(21,631)	5,154
Less: Net (income) loss attributable to the noncontrolling interest	—	—	—	(74)	—	(74)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$5,080	$3,412	$5,767	$12,452	$(21,631)	$5,080

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$5,080	$3,412	$5,767	$18,305	$(21,631)	$10,933
Income (loss) from discontinued operations	—	—	—	(5,464)	—	(5,464)
Gain (loss) from sale of discontinued operations	—	—	—	(389)	—	(389)

Net income (loss)	$5,080	$3,412	$5,767	$12,452	$(21,631)	$5,080

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Successor
	For the Three Months Ended September 30, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$31,287	$163,659	$—	$194,946
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	25,260	101,629	—	126,889
Selling, general and administrative	612	1	6,428	40,091	—	47,132
Depreciation and amortization	—	—	1,541	17,199	—	18,740
Loss on sale or disposal of assets	—	—	11	25	—	36

Total operating expenses	612	1	33,240	158,944	—	192,797

INCOME (LOSS) FROM OPERATIONS	(612)	(1)	(1,953)	4,715	—	2,149
INTEREST EXPENSE	—	(4,399)	(3,121)	(1,227)	—	(8,747)
(ACCRETION) AMORTIZATION ON DEBT PREMIUM/DISCOUNT, net	(4,229)	—	—	—	—	(4,229)
INTEREST INCOME AND OTHER INCOME (EXPENSE)	(1)	—	—	161	—	160
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	(2)	6,282	2	7,166	—	13,448
INTERCOMPANY INTEREST	(2,114)	7,507	(4,446)	(947)	—	—
MANAGEMENT FEE	—	—	984	(984)	—	—
ROYALTY FEE	—	3,134	—	(3,134)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(6,958)	12,523	(8,534)	5,750	—	2,781
REORGANIZATION ITEMS—NET	(413)	—	106	—	—	(307)

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(7,371)	12,523	(8,428)	5,750	—	2,474
INCOME TAX EXPENSE	—	441	236	1,444	—	2,121

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(7,371)	12,964	(8,192)	7,194	—	4,595
EQUITY IN NET INCOME OF SUBSIDIARIES	9,536	—	17,663	—	(27,199)	—

INCOME FROM CONTINUING OPERATIONS	2,165	12,964	9,471	7,194	(27,199)	4,595
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(2,110)	—	(2,110)
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	(110)	—	(110)

NET INCOME	2,165	12,964	9,471	4,974	(27,199)	2,375
Less: Net loss attributable to the noncontrolling interest	—	—	—	(210)	—	(210)

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$2,165	$12,964	$9,471	$4,764	$(27,199)	$2,165

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$2,165	$12,964	$9,471	$6,984	$(27,199)	$4,385
Loss from of discontinued operations	—	—	—	(2,110)	—	(2,110)
Loss from sale of discontinued operations	—	—	—	(110)	—	(110)

Net income (loss)	$2,165	$12,964	$9,471	$4,764	$(27,199)	$2,165

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Predecessor
	For the Six Months Ended July 1, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$65,361	$299,884	$—	$365,245
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	52,058	184,867	—	236,925
Selling, general and administrative	4,638	23	12,587	71,337	—	88,585
Depreciation and amortization	—	—	1,317	10,228	—	11,545
(Gain) loss on sale or disposal of assets	—	—	(177)	134	—	(43)

Total operating expenses	4,638	23	65,785	266,566	—	337,012

INCOME (LOSS) FROM OPERATIONS	(4,638)	(23)	(424)	33,318	—	28,233
INTEREST EXPENSE	(794)	(3,331)	(7,867)	(2,101)	—	(14,093)
(ACCRETION) AMORTIZATION ON DEBT PREMIUM/DISCOUNT, net	(129)	318	—	—	—	189
INTEREST INCOME AND OTHER INCOME (EXPENSE)	—	—	8	370	—	378
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,632	8,349	(705)	10,056	—	20,332
INTERCOMPANY INTEREST	(4,169)	14,549	(8,764)	(1,616)	—	—
MANAGEMENT FEE	—	—	4,152	(4,152)	—	—
ROYALTY FEE	—	5,277	—	(5,277)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(7,098)	25,139	(13,600)	30,598	—	35,039
REORGANIZATION ITEMS—NET	(34,650)	79,592	286,279	93,604	—	424,825

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(41,748)	104,731	272,679	124,202	—	459,864
INCOME TAX EXPENSE	—	(380)	(53)	(3,555)	—	(3,988)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(41,748)	104,351	272,626	120,647	—	455,876
EQUITY IN NET INCOME OF SUBSIDIARIES	512,902	—	321,743	—	(834,645)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	471,154	104,351	594,369	120,647	(834,645)	455,876
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	14,995	—	14,995
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	251	—	251

NET INCOME	471,154	104,351	594,369	135,893	(834,645)	471,122
Less: Net loss attributable to the noncontrolling interest	—	—	—	32	—	32

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$471,154	$104,351	$594,369	$135,925	$(834,645)	$471,154

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$471,154	$104,351	$594,369	$120,679	$(834,645)	$455,908
Income from discontinued operations	—	—	—	14,995	—	14,995
Gain from sale of discontinued operations	—	—	—	251	—	251

Net income	$471,154	$104,351	$594,369	$135,925	$(834,645)	$471,154

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Successor
	For the Nine Months Ended September 30, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$69,337	$506,472	$—	$575,809
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	53,750	313,059	—	366,809
Selling, general and administrative	2,809	7	24,232	122,501	—	149,549
Depreciation and amortization	—	—	3,953	45,750	—	49,703
(Gain) loss on sale or disposal of assets	—	—	(196)	17	—	(179)

Total operating expenses	2,809	7	81,739	481,327	—	565,882

INCOME (LOSS) FROM OPERATIONS	(2,809)	(7)	(12,402)	25,145	—	9,927
INTEREST EXPENSE	—	(12,648)	(8,873)	(5,140)	—	(26,661)
(ACCRETION) AMORTIZATION ON DEBT PREMIUM/DISCOUNT, net	—	—	(103)	(32)	—	(135)
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	90	73	1	—	164
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(2,392)	—	—	—	—	(2,392)
INTEREST INCOME AND OTHER INCOME (EXPENSE)	2	—	146	469	—	617
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	—	1,125	10	9,077	—	10,212
INTERCOMPANY INTEREST	(744)	11,568	(7,426)	(3,398)	—	—
MANAGEMENT FEE	—	—	3,312	(3,312)	—	—
ROYALTY FEE	—	9,710	—	(9,710)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(5,943)	9,838	(25,263)	13,100	—	(8,268)
REORGANIZATION ITEMS—NET	1	—	—		—	1

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(5,942)	9,838	(25,263)	13,100	—	(8,267)
INCOME TAX EXPENSE	—	(691)	732	7,250	—	7,291

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(5,942)	9,147	(24,531)	20,350	—	(976)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(3,015)	—	21,516	—	(18,501)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,957)	9,147	(3,015)	20,350	(18,501)	(976)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(7,681)	—	(7,681)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	(196)	—	(196)

NET INCOME (LOSS)	(8,957)	9,147	(3,015)	12,473	(18,501)	(8,853)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	—	(104)	—	(104)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(8,957)	$9,147	$(3,015)	$12,369	$(18,501)	$(8,957)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(8,957)	$9,147	$(3,015)	$20,246	$(18,501)	$(1,080)
Income (loss) from discontinued operations	—	—	—	(7,681)	—	(7,681)
Gain (loss) from sale of discontinued operations	—	—	—	(196)	—	(196)

Net income (loss)	$(8,957)	$9,147	$(3,015)	$12,369	$(18,501)	$(8,957)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	Successor
	September 30, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,523	$5,395	$3,049	$29,632	$—	$49,599
Accounts receivable	—	—	9,793	64,346	—	74,139
Prepaid expenses and other current assets	342	—	6,225	9,228	—	15,795
Current assets held for sale	—	—	—	7,799	—	7,799

Total current assets	11,865	5,395	19,067	111,005	—	147,332
INTERCOMPANY RECEIVABLES	—	226,588	561,515	50,811	(838,914)	—
INVESTMENTS IN SUBSIDIARIES	468,958	—	180,234	—	(649,192)	—
RESTRICTED CASH	—	—	253	10,694	—	10,947
PROPERTY AND EQUIPMENT—Net	—	—	8,435	126,121	—	134,556
GOODWILL	—	29,642	318	32,780	—	62,740
OTHER INTANGIBLE ASSETS—Net	—	76,200	2,639	71,909	—	150,748
OTHER ASSETS	—	—	4,133	5,293	—	9,425
NON CURRENT ASSETS HELD FOR SALE	—	—	—	7,124	—	7,124

TOTAL ASSETS	$480,823	$337,825	$776,594	$415,736	$(1,488,106)	$522,872

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$43	$—	$2,503	$33,315	$—	$35,861
Accrued interconnection costs	—	—	9,425	21,596	—	31,021
Deferred revenue	—	—	1,546	10,915	—	12,461
Accrued expenses and other current liabilities	604	—	13,355	31,603	—	45,562
Accrued income taxes	19	3,041	(25)	6,716	—	9,751
Accrued interest	—	5,416	3,284	1,758	—	10,458
Current portion of long-term obligations	—	—	—	1,162	—	1,162
Current liabilities held for sale	—	—	—	10,420	—	10,420

Total current liabilities	666	8,457	30,088	117,485	—	156,696
INTERCOMPANY PAYABLES	386,901	—	193,653	258,360	(838,914)	—
LONG-TERM OBLIGATIONS	—	114,015	83,828	45,104	—	242,947
DEFERRED TAX LIABILITY	—	29,642	560	(4,487)	—	25,715
OTHER LIABILITIES	7,754	—	(493)	996	—	8,257
NON CURRENT LIABILITIES HELD FOR SALE	—	—	—	11	—	11

Total liabilities	395,321	152,114	307,636	417,469	(838,914)	433,626
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Equity (Deficit):
Common stock	10	—	—	—	—	10
Additional paid-in capital	85,381	161,445	458,781	(31,661)	(588,565)	85,381
Accumulated earnings (deficit)	(2,225)	24,266	7,841	23,514	(55,621)	(2,225)
Accumulated other comprehensive income (loss)	2,336	—	2,336	2,670	(5,006)	2,336

Total Primus Telecommunications Group, Incorporated stockholders’ equity (deficit)	85,502	185,711	468,958	(5,477)	(649,192)	85,502

Noncontrolling interest	—	—	—	3,744	—	3,744

Total stockholders’ equity (deficit)	85,502	185,711	468,958	(1,733)	(649,192)	89,246

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$480,823	$337,825	$776,594	$415,736	$(1,488,106)	$522,872

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Successor
	For the Nine Months Ended September 30, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(8,957)	$9,147	$(3,015)	$12,473	$(18,501)	$(8,853)
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	(1)	—	—	—	—	(1)
Provision for doubtful accounts receivable	—	—	1,072	4,650	—	5,722
Stock compensation expense	—	—	192	—	—	192
Depreciation and amortization	—	—	3,954	48,760	—	52,714
Impairment				6,161		6,161
Gain on sale or disposal of assets	—	—	(196)	212	—	16
Accretion of debt (premium) discount	—	—	57	78	—	135
Equity in net income of subsidiary	3,015	—	(21,516)	—	18,501	—
Change in fair value of Contingent Value Rights	2,392	—	—	—	—	2,392
Deferred income taxes	—	—	—	(7,183)	—	(7,183)
Gain on early extinguishment or restructuring of debt	—	(91)	(73)	—	—	(164)
Unrealized foreign currency transaction gain (loss) on intercompany and foreign debt	—	(449)	—	(9,394)	—	(9,843)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	(1,034)	4,819	—	3,785
(Increase) decrease in prepaid expenses and other current assets	(18)	—	(557)	(75)	—	(650)
Decrease in other assets	—	—	516	110	—	626
(Increase) decrease in intercompany balance	—	19,997	3,260	(23,257)	—	—
Decrease in accounts payable	(14)	—	(1,281)	(5,577)	—	(6,872)
Decrease in accrued interconnection costs	—	—	(1,002)	(4,766)	—	(5,768)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	(509)	—	3,913	(5,783)	—	(2,379)
Increase (decrease) in accrued income taxes	—	308	658	(2,003)	—	(1,037)
Increase (decrease) in accrued interest	—	3,901	3,898	667	—	8,466

Net cash provided by (used in) operating activities before reorganization items	(4,092)	32,813	(11,154)	19,892	—	37,459
Cash effect of reorganization items	(137)	—	—	—	—	(137)

Net cash provided by (used in) operating activities	(4,229)	32,813	(11,154)	19,892	—	37,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(679)	(16,468)	—	(17,147)
Sale of property and equipment and intangible assets	—	—	196	520	—	716
Cash from disposition of business, net of cash disposed	—	—	—	275	—	275
Cash used for business acquisitions, net of cash acquired	—	—	—	—	—	—
Increase in restricted cash	—	—	—	(86)	—	(86)
Proceeds from intercompany balance	9,016	—	31,617	—	(40,633)	—

Net cash provided by (used in) investing activities	9,016	—	31,134	(15,759)	(40,633)	(16,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	97	(97)	—	—
Deferred financing costs	—	—	—	—	—	—
Principal payments on other long-term obligations	—	(9,415)	(195)	(3,967)	—	(13,577)
Proceeds from (payments on) intercompany balance	—	(18,003)	(18,086)	(4,544)	40,633	—

Net cash provided by (used in) financing activities	—	(27,418)	(18,184)	(8,608)	40,633	(13,577)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(419)	(23)	—	(442)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,787	5,395	1,377	(4,498)	—	7,061
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,736	—	1,672	34,130	—	42,538

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,523	$5,395	$3,049	$29,632	$—	$49,599

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

During October 2010, the Company completed the sale of its United Kingdom customer base and certain of its assets and Italian retail operations for sales prices of approximately $6.6 million and $0.2 million, respectively. These operations were presented as discontinued operations as of September 30, 2010, see Note 11 – “Discontinued Operations”.

The Company announced on November 11, 2010, that it has entered into a definitive merger agreement to acquire Arbinet Corporation, a leading provider of wholesale telecom exchange services to carriers, in an all-stock transaction. The Boards of Directors of both companies have approved the merger, which is subject to regulatory approvals, the approval of the stockholders of both companies and certain other conditions. One of the Company’s and Arbinet’s principal stockholders has entered into share support agreements to vote its shares of both the Company and Arbinet in favor of the merger. The transaction is expected to close in the first quarter of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview of Operations

We are a global provider of advanced facilities-based communication solutions, including traditional and internet based voice, Internet broadband, data, mobile, collocation/hosting, and outsourced managed services to business and residential customers in the United States, Canada, Australia, Brazil, the United Kingdom and certain countries in western Europe, and to telecommunications carriers worldwide. During the three months ended September 30, 2010, the Company and its Board of Directors ratified a plan to proceed with the disposition of its European retail operations due to a decline in its outlook which stems from its poor performance; see Note 11, Discontinued Operations. Accordingly, the Company presented these European retail operations as discontinued operations and the related assets and liabilities as held for sale as of September 30, 2010. We own and operate a global network of next generation IP soft switches, media gateways, hosted IP/SIP platforms, broadband infrastructure, fiber capacity, and data centers located in Canada, Australia, Brazil and the United States. Our primary markets are Australia and Canada where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and Wholesale Services. Our focus is on expanding our Growth Services, which includes our broadband, IP-based voice, local, wireless, data and data center services, to fulfill the demand for high quality, competitively priced communications services. This demand is being driven, in part, by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communication traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, prepaid cards, dial-up Internet services and Australian off-network local services, for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary markets of Australia and Canada. We provide our wholesale voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access.

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

Industry trends have shown that the overall market for domestic and international long-distance voice, prepaid phone cards and dial-up Internet services has declined in favor of Internet-based, wireless and broadband communications. Our challenge concerning net revenue in recent years has been to overcome declines in long-distance voice minutes of use per customer as more customers are using wireless devices and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice) has resulted in revenue declines in our long-distance voice services. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend is resulting in greater competition from the existing wireline and wireless competitors and from more recent entrants, such as cable companies and companies offering voice over Internet protocol (“VoIP”), which could continue to adversely affect our net revenue per minute, as well as minutes of use. More recently, adverse global economic conditions have resulted in a contraction of spending by business and residential customers generally which, we believe, has had an adverse affect on our net revenues.

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

Recent Developments

Primus announced on November 11, 2010, that it has entered into a definitive merger agreement to acquire Arbinet Corporation, a leading provider of wholesale telecom exchange services to carriers, in an all-stock transaction. The Boards of Directors of both companies have approved the merger, which is subject to regulatory approvals, the approval of the stockholders of both companies and certain other conditions. One of Primus’ and Arbinet’s principal stockholders has entered into share support agreements to vote its shares of both Primus and Arbinet in favor of the merger. The transaction is expected to close in the first quarter of 2011.

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

In the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, the USD was weaker on average as compared to the CAD, AUD, and BRL and stronger on average as compared to the GBP and Euro. In the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, the USD was weaker on average as compared to the CAD, AUD, EUR and BRL and stronger on average as compared to the GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months and nine months ended September 30, 2010 and 2009 (in thousands, except percentages):

Net Revenue by Location, including Discontinued Operations—in USD

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010	2009			2010	2009
	Net Revenue	Net Revenue	Variance	Variance %	Net Revenue	Net Revenue	Variance	Variance %
Canada	$56,876	$57,367	$(491)	(0.9)%	$172,376	$165,673	$6,703	4.0%
Australia	$68,360	$63,665	$4,695	7.4%	$205,745	$174,167	$31,578	18.1%
United Kingdom[2]	$24,776	$22,807	$1,969	8.6%	$70,530	$72,039	$(1,509)	(2.1)%
Europe[1,2]	$1,507	$9,616	$(8,109)	(84.3)%	$21,389	$21,459	$(70)	(0.3)%
Brazil	$9,021	$4,105	$4,917	119.8%	$21,341	$10,351	$10,991	106.2%

Net Revenue by Location, including Discontinued Operations—in Local Currencies

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010	2009			2010	2009
	Net Revenue	Net Revenue	Variance	Variance %	Net Revenue	Net Revenue	Variance	Variance %
Canada	59,144	63,063	(3,919)	(6.2)%	178,619	193,597	(14,977)	(7.7)%
Australia	75,787	76,509	(722)	(0.9)%	229,531	232,150	(2,619)	(1.1)%
United Kingdom[2]	16,019	13,902	2,117	15.2%	46,143	47,023	(880)	(1.9)%
Europe[1,2]	5,968	14,833	(8,865)	(59.8)%	36,850	40,936	(4,086)	(10.0)%
Brazil	15,909	7,673	8,236	107.3%	38,114	21,482	16,632	77.4%

[1]	Europe includes only subsidiaries whose functional currency is the Euro.
[2]	Table includes revenues from discontinued operations which are subject to currency risk.

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

Successor and Predecessor Presentations. In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to SEC disclosure rules, Successor’s results of operations for the three and nine months ended September 30, 2010 to the three months ended September 30, 2009 (the “Successor Period”) and the three months ended September 30, 2009 plus the Predecessor’s results of operations for the six months ended July 1, 2009 (the “Predecessor Period”).

Fresh Start Accounting. As of July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC No. 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. The consolidated condensed statements of operations, comprehensive income (loss) and any references to “Successor” or “Successor Company” for the three months and nine months ended September 30, 2010 and the three months ended September 30, 2009, show the operations of the reorganized Company. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009. See Note 3—“Fresh-Start Accounting” in the notes to these Consolidated Condensed Financial Statements for further details.

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

Results of Operations

Results of operations for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009

Net revenue: Net revenue, exclusive of the currency effect, decreased $13.8 million, or 7.1%, to $181.1 million for the three months ended September 30, 2010 from $194.9 million for the three months ended September 30, 2009. Inclusive of the currency effect, which accounted for an increase of $7.1 million, net revenue decreased $6.7 million to $188.2 million for the three months ended September 30, 2010 from $194.9 million for the three months ended September 30, 2009.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Three Months Ended				Quarter-over-Quarter			Three Months Ended September 30, 2010
	September 30, 2010		September 30, 2009
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total
Canada	$53,803	29.7%	$57,367	29.4%	$(3,564)	(6.2)%	$3,073	$56,876	30.2%
Australia	63,054	34.8%	63,665	32.7%	(611)	(1.0)%	5,305	68,360	36.3%
Wholesale	43,716	24.1%	53,571	27.5%	(9,855)	(18.4)%	(1,846)	41,870	22.2%
United States	12,072	6.7%	16,238	8.3%	(4,166)	(25.7)%	—	12,072	6.4%
Brazil	8,441	4.7%	4,105	2.1%	4,336	105.6%	580	9,021	4.9%

Total Revenue	$181,086	100.0%	$194,946	100.0%	($13,859)	(7.1)%	$7,112	$188,199	100.0%

Canada: Canada net revenue, exclusive of the currency effect, decreased $3.6 million, or 6.2%, to $53.8 million for the three months ended September 30, 2010 from $57.4 million for the three months ended September 30, 2009. The net revenue decrease is primarily attributable to a decrease of $3.3 million in retail voice services, a decrease of $1.5 million in prepaid voice services and a decrease of $0.2 million in wireless services offset, in part, by an increase of $0.5 million in local services and an increase of $0.8 million in Internet, data and hosting services. Inclusive of the currency effect, which accounted for a $3.1 million increase, net revenue decreased $0.5 million to $56.9 million for the three months ended September 30, 2010 from $57.4 million for the three months ended September 30, 2009.

Australia: Australia net revenue, exclusive of the currency effect, decreased $0.6 million, or 1.0%, to $63.1 million for the three months ended September 30, 2010 from $63.7 million for the three months ended September 30, 2009. The net revenue decrease is primarily attributable to a decrease of $1.4 million in residential voice and a decrease of $1.0 million in Internet services offset, in part, by increases of $1.2 million in business voice services, $0.4 million in wireless services and an increase of $0.2 million other services. Inclusive of the currency effect, which accounted for a $5.3 million increase, net revenue increased $4.7 million to $68.4 million for the three months ended September 30, 2010 from $63.7 million for the three months ended September 30, 2009.

Wholesale: Wholesale net revenue, exclusive of the currency effect, decreased $9.9 million, or 18.4%, to $43.7 million for the three months ended September 30, 2010 from $53.6 million for the three months ended September 30, 2009. The net revenue decrease is due to an effort to target higher margin traffic and avoid high volume, lower margin traffic. Inclusive of the currency effect, which accounted for a $1.8 million decrease, net revenue decreased $11.7 million to $41.9 million for the three months ended September 30, 2010, from $53.6 million for the three months ended September 30, 2009.

United States: United States net revenue decreased $4.1 million, or 25.7%, to $12.1 million for the three months ended September 30, 2010 from $16.2 million for the three months ended September 30, 2009. The decrease is primarily attributable to a decrease of $2.4 million in retail voice services, a decrease of $1.5 million in VoIP services and a decrease of $0.2 million in Internet services.

Brazil: Brazil net revenue, exclusive of the currency effect, increased $4.3 million, or 105.6%, to $8.4 million for the three months ended September 30, 2010 from $4.1 million for the three months ended September 30, 2009. The revenue increase is due primarily to an increase in reseller voice services. Inclusive of the currency effect, which accounted for a $0.6 million increase, net revenue increased $4.9 million to $9.0 million for the three months ended September 30, 2010 from $4.1 million for the three months ended September 30, 2009.

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $9.5 million to $117.4 million, or 64.8% of net revenue, for the three months ended September 30, 2010 from $126.9 million, or 65.1 % of net revenue, for the three months ended September 30, 2009. Inclusive of the currency effect, which accounted for a $3.4 million increase, cost of revenue decreased $6.1 million to $120.8 million for the three months ended September 30, 2010 from $126.9 million for the three months ended September 30, 2009.

Canada: Canada cost of revenue, exclusive of the currency effect, decreased $1.2 million to $24.1 million, or 44.8 % of net revenue, for the three months ended September 30, 2010 from $25.3 million, or 44.1% of net revenue, for the three months ended September 30, 2009. The decrease is primarily attributable to the decrease in net revenue and product mix shift. Inclusive of the currency effect, which accounted for a $1.3 million increase, cost of revenue increased $0.2 million to $25.5 million for the three months ended September 30, 2010 from $25.3 million for the three months ended September 30, 2009.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $1.0 million to $38.8 million, or 61.6% of net revenue, for the three months ended September 30, 2010 from $39.8 million, or 62.5% of net revenue, for the three months ended September 30, 2009. The decrease is primarily attributable to the decrease in net revenue. Inclusive of the currency effect, which accounted for a $3.3 million increase, cost of revenue increased $2.3 million to $42.1 million for the three months ended September 30, 2010 from $39.8 million for the three months ended September 30, 2009.

Wholesale: Wholesale cost of revenue, exclusive of the currency effect, decreased $10.0 million to $41.4 million, or 94.8% of net revenue, for the three months ended September 30, 2010 from $51.4 million, or 95.9% of net revenue, for the three months ended September 30, 2009. The decrease is primarily attributable to the decrease in net revenues. Inclusive of the currency effect, which accounted for a $1.7 million decrease, cost of revenues decreased $11.7 million to $39.7 million for the three months ended September 30, 2010 from $51.4 million for the three months ended September 30, 2009.

United States: United States cost of revenue decreased $1.5 million to $5.8 million, or 48.0% of net revenue, for the three months ended September 30, 2010 from $7.3 million, or 45.3% of net revenue, for the three months ended September 30, 2009. The decrease is primarily attributable to a corresponding decrease in net revenue.

Brazil: Brazil cost of revenue, exclusive of the currency effect, increased $4.2 million to $7.3 million, or 85.9% of net revenue, for the three months ended September 30, 2010 from $3.1 million, or 74.9% of net revenue, for the three months ended September 30, 2009. The increase is primarily attributable to the increase in net revenue and a shift in the revenue product mix to lower margin reseller voice products. Inclusive of the currency effect, which accounted for a $0.5 million increase, cost of revenue increased $4.7 million to $7.8 million for the three months ended September 30, 2010 from $3.1 million for the three months ended September 30, 2009.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, increased $2.3 million to $49.1 million, or 27.1% of net revenue, for the three months ended September 30, 2010 from $46.8 million, or 24.0 % of net revenue, for the three months ended September 30, 2009. Inclusive of the currency effect, which accounted for a $2.5 million increase, selling, general and administrative expenses increased $4.8 million to $51.6 million for the three months ended September 30, 2010 from $46.8 million for the three months ended September 30, 2009.

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $1.5 million to $19.0 million, or 35.2 % of net revenue, for the three months ended September 30, 2010 from $20.5 million, or 35.7% of net revenue, for the three months ended September 30, 2009. The decrease is attributable to a decrease of $1.4 million in advertising, a decrease of $0.9 million in sales and marketing expenses, and a decrease of $0.5 million in general and administrative expenses offset, in part, by an increase of $1.2 million in salaries and benefits, an increase of $0.1 million in all occupancy expenses. Inclusive of the currency effect, which accounted for a $1.0 million increase, selling, general and administrative expenses increased $0.5 million to $20.0 million for the three months ended September 30, 2010 from $20.5 million for the three months ended September 30, 2009.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, increased $0.2 million to $15.9 million, or 25.2% of net revenue, for the three months ended September 30, 2010 from $15.7 million, or 24.6% of net revenue, for the three months ended September 30, 2009. The increase is attributable to an increase of $0.5 million in advertising expense offset, in part, by a decrease of $0.3 million in sales and marketing expense. Inclusive of the currency effect, which accounted for a $1.3 million increase, selling, general and administrative expense increased $1.5 million to $17.2 million for the three months ended September 30, 2010 from $15.7 million for the three months ended September 30, 2009.

Wholesale: Wholesale selling, general and administrative expense, exclusive of the currency effect, remained constant at $1.7 million, or 3.8% of net revenue, for the three months ended September 30, 2010 as compared to $1.6 million, or 3.0% of net revenue, for the three months ended September 30, 2009. Inclusive of the currency effect, which accounted for a minimal decrease, selling, general and administrative expense remained constant at $1.7 million for the three months ended September 30, 2010 from $1.6 million for the three months ended September 30, 2009.

United States: United States selling, general and administrative expense for the three months ended September 30, 2010 decreased $1.0 million to $5.4 million, or 44.6% of net revenue, for the three months ended September 30, 2010 from $6.4 million, or 39.3% of net revenue, for the three months ended September 30, 2009. The decrease is attributable to a decrease of $0.5 million in salaries and benefits, a decrease of $0.2 million in sales and marketing expense, a decrease of $0.2 million in advertising expense, and a decrease of $0.1 million in general and administrative expense.

Brazil: Brazil selling, general and administrative, exclusive of the currency effect, remained constant at $0.8 million, or 9.3% of net revenue, for the three months ended September 30, 2010 as compared to $0.8 million, or 19.5% of net revenue, for the three months ended September 30, 2009. Inclusive of the currency effect, which accounted for a minimal increase, selling, general and administrative expense remained constant at $0.8 million for the three months ended September 30, 2010 from $0.8 million for the three months ended September 30, 2009.

Corporate: Corporate selling, general and administrative expense increased $3.9 million to $5.9 million for the three months ended September 30, 2010 from $2.0 million for the three months ended September 30, 2009. The increase is primarily due to a severance accrual recorded as a result of personnel changes occurring within the corporate executive management team.

Depreciation and amortization expense: Depreciation and amortization expense decreased $5.1 million to $13.6 million for the three months ended September 30, 2010 from $18.7 million for the three months ended September 30, 2009. The decrease in the third quarter of 2010 was primarily the result of a decline in the value of certain assets which had been revalued at the time of fresh start accounting and assigned and depreciated over a one year life which ended on June 30, 2010.

Interest expense: Interest expense was $8.6 million and $8.7 million for the three months ended September 30, 2010 and three months ended September 30, 2009, respectively. The decline is due to the early retirement of $9.5 million of 14 1/4% Senior Subordinated Secured Notes in the second quarter of 2010.

Gain (loss) from contingent value rights valuation: The fair value of the contingent value rights was $8.0 million as of September 30, 2010 as compared to $6.8 million as of September 30, 2009. Gains and losses are recognized due to the change of the fair market value of the contingent value rights. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and were marked to fair value, and in future periods will be marked to fair value, at each balance sheet date.

Foreign currency transaction gain (loss): Foreign currency transaction gain was $14.0 million for the three months ended September 30, 2010 as compared to a gain of $13.4 million for the three months ended September 30, 2009. The gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense): Income tax benefit was $3.2 million for the three months ended September 30, 2010 compared to a $2.1 million expense for the three months ended September 30, 2009. The benefit includes the release of the valuation allowance on the deferred tax assets of our Australian subsidiary of $3.3 million. We continue to carry a full valuation allowance on net operating loss carry forwards and other deferred tax assets in jurisdictions in which the Company is in an overall net deferred tax asset position with the exception of Australia which was released the quarter ending September 30, 2010. As it relates to this conclusion, we will monitor actual results and updated projections of our subsidiaries on a quarterly basis. When and if they realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

Results of operations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

Net revenue: Net revenue, exclusive of the currency effect, decreased $39.0 million, or 7.0%, to $521.2 million for the nine months ended September 30, 2010 from $560.2 million for the nine months ended September 30, 2009. Inclusive of the currency effect, which accounted for an increase of $54.6 million, net revenue increased $15.6 million to $575.8 million for the nine months ended September 30, 2010 from $560.2 million for the nine months ended September 30, 2009.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Nine Months Ended				Year-over-Year			Nine Months Ended September 30, 2010
	September 30, 2010		September 30, 2009
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %	Currency Effect	Net Revenue	% of Total
Canada	$152,981	29.4%	$165,673	29.6%	$(12,692)	(7.7)%	$19,395	$172,376	29.9%
Australia	172,275	33.0%	174,167	31.1%	(1,892)	(1.1)%	33,471	205,745	35.7%
Wholesale	138,488	26.6%	158,053	28.2%	(19,565)	(12.4)%	(919)	137,569	23.9%
United States	38,778	7.4%	51,947	9.3%	(13,169)	(25.4)%	—	38,778	6.7%
Brazil	18,658	3.6%	10,351	1.8%	8,307	80.3%	2,682	21,341	3.8%

Total Revenue	$521,180	100.0%	$560,191	100.0%	$(39,011)	(7.0)%	$54,629	$575,809	100.0%

Canada: Canada net revenue, exclusive of the currency effect, decreased $12.7 million, or 7.7%, to $153.0 million for the nine months ended September 30, 2010 from $165.7 million for the nine months ended September 30, 2009. The net revenue decrease is primarily attributable to a decrease of $10.5 million in retail voice services, a decrease of $5.6 million in prepaid voice services and a decrease of $0.7 million in wireless services offset, in part, by an increase of $1.5 million in local services, an increase of $2.2 million in Internet, data and hosting services, and a $0.4 million increase in VoIP services. Inclusive of the currency effect, which accounted for a $19.4 million increase, net revenue increased $6.7 million to $172.4 million for the nine months ended September 30, 2010 from $165.7 million for the nine months ended September 30, 2009.

Australia: Australia net revenue, exclusive of the currency effect, decreased $1.9 million, or 1.1%, to $172.3 million for the nine months ended September 30, 2010 from $174.2 million for the nine months ended September 30, 2009. The net revenue decrease is primarily attributable to a decrease of $4.4 million in residential voice services and a decrease of $2.3 million in Internet services offset, in part, by increases of $2.5 million in business voice services, $0.8 million in wireless services, $0.6 million in DSL services, and an increase of $0.1 million all other services. Inclusive of the currency effect, which accounted for a $33.5 million increase, net revenue increased $31.5 million to $205.7 million for the nine months ended September 30, 2010 from $174.2 million for the nine months ended September 30, 2009.

Wholesale: Wholesale net revenue, exclusive of the currency effect, decreased $19.6 million, or 12.4%, to $138.5 million for the nine months ended September 30, 2010 from $158.1 million for the nine months ended September 30, 2009. The net revenue decrease is a result of our continued focus on profitability rather than revenue, targeting higher margin traffic and avoiding high volume lower margin traffic. Inclusive of the currency effect, which accounted for a $1.0 million decrease, net revenue decreased $20.5 million to $137.6 million for the nine months ended September 30, 2010, from $158.1 million for the nine months ended September 30, 2009.

United States: United States net revenue decreased $13.2 million, or 25.4%, to $38.8 million for the nine months ended September 30, 2010 from $52.0 million for the nine months ended September 30, 2009. The decrease is primarily attributable to a decrease of $7.7 million in retail voice services, a decrease of $4.6 million in VoIP services and a decrease of $0.9 million in Internet services.

Brazil: Brazil net revenue, exclusive of the currency effect, increased $8.3 million, or 80.3%, to $18.6 million for the nine months ended September 30, 2010 from $10.3 million for the nine months ended September 30, 2009. The revenue increase is due primarily to an increase in reseller voice services. Inclusive of the currency effect, which accounted for a $2.7 million increase, net revenue increased $11.0 million to $21.3 million for the nine months ended September 30, 2010 from $10.3 million for the nine months ended September 30, 2009.

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $27.3 million to $336.5 million, or 64.6% of net revenue, for the nine months ended September 30, 2010 from $363.8 million, or 64.9 % of net revenue, for the nine months ended September 30, 2009. Inclusive of the currency effect, which accounted for a $30.3 million increase, cost of revenue increased $3.0 million to $366.8 million for the nine months ended September 30, 2010 from $363.8 million for the nine months ended September 30, 2009.

Canada: Canada cost of revenue, exclusive of the currency effect, decreased $3.6 million to $68.9 million, or 45.1% of net revenue, for the nine months ended September 30, 2010 from $72.5 million, or 43.7% of net revenue, for the nine months ended September 30, 2009. The decrease is primarily attributable to a decrease in net revenue, partially offset by product mix where the higher margin retail voice revenue is a smaller percentage of total revenue. Inclusive of the currency effect, which accounted for an $8.7 million increase, cost of revenue increased $5.2 million to $77.7 million for the nine months ended September 30, 2010 from $72.5 million for the nine months ended September 30, 2009.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $4.4 million to $104.8 million, or 60.9% of net revenue, for the nine months ended September 30, 2010 from $109.2 million, or 62.7%

of net revenue, for the nine months ended September 30, 2009. The decrease is primarily attributable to the corresponding decrease in net revenue. Inclusive of the currency effect, which accounted for a $20.2 million increase, cost of revenue increased $15.8 million to $125.0 million for the nine months ended September 30, 2010 from $109.2 million for the nine months ended September 30, 2009.

Wholesale: Wholesale cost of revenue, exclusive of the currency effect, decreased $20.8 million to $130.3 million, or 94.1% of net revenue, for the nine months ended September 30, 2010 from $151.1 million, or 95.6% of net revenue, for the nine months ended September 30, 2009. The decrease is primarily attributable to the corresponding decrease in net revenue and partially offset by improved bad debt experience. Inclusive of the currency effect, which accounted for a $0.8 million decrease, cost of revenues decreased $21.6 million to $129.5 million for the nine months ended September 30, 2010 from $151.1 million for the nine months ended September 30, 2009.

United States: United States cost of revenue decreased $6.4 million to $17.0 million, or 43.7% of net revenue, for the nine months ended September 30, 2010 from $23.4 million, or 45.1% of net revenue, for the nine months ended September 30, 2009. The decrease is primarily attributable to the corresponding decrease in net revenue.

Brazil: Brazil cost of revenue, exclusive of the currency effect, increased $7.9 million to $15.5 million, or 83.0% of net revenue, for the nine months ended September 30, 2010 from $7.6 million, or 73.1% of net revenue, for the nine months ended September 30, 2009. The increase is primarily attributable to an increase in net revenue of $8.3 million and a shift in the revenue product mix to reseller voice products. Inclusive of the currency effect, which accounted for a $2.2 million increase, cost of revenue increased $10.1 million to $17.7 million for the nine months ended September 30, 2010 from $7.6 million for the nine months ended September 30, 2009.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, decreased $1.3 million to $134.1 million, or 25.7% of net revenue, for the nine months ended September 30, 2010 from $135.4 million, or 24.2% of net revenue, for the nine months ended September 30, 2009. Inclusive of the currency effect, which accounted for an $15.2 million increase, selling, general and administrative expenses increased $14.0 million to $149.4 million for the nine months ended September 30, 2010 from $135.4 million for the nine months ended September 30, 2009.

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $4.6 million to $53.2 million, or 34.8% of net revenue, for the nine months ended September 30, 2010 from $57.8 million, or 34.9% of net revenue, for the nine months ended September 30, 2009. The decrease is attributable to a decrease of $2.3 million in sales and marketing expenses, a decrease of $1.6 million in advertising expense, decrease of $0.9 million in general and administrative expense, and a decrease of $0.7 million in professional fees offset, in part, by an increase of $0.4 million in salaries and benefits, and a $0.3 million increase in occupancy expenses. Inclusive of the currency effect, which accounted for a $6.6 million increase, selling, general and administrative expenses increased $2.0 million to $59.8 million for the nine months ended September 30, 2010 from $57.8 million for the nine months ended September 30, 2009.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, increased $0.6 million to $42.7 million, or 24.8% of net revenue, for the nine months ended September 30, 2010 from $42.1 million, or 24.2% of net revenue, for the nine months ended September 30, 2009. The increase is attributable to an increase of $1.2 million in advertising expense and a $0.4 million increase in all other expenses, offset, in part, by a decrease of $0.8 million in sales and marketing expense, and a decrease of $0.2 million in general and administrative expense. Inclusive of the currency effect, which accounted for a $8.2 million increase, selling, general and administrative expense increased $8.8 million to $50.9 million for the nine months ended September 30, 2010 from $42.1 million for the nine months ended September 30, 2009.

Wholesale: Wholesale selling, general and administrative expense, exclusive of the currency effect, decreased $0.1 million to $4.9 million, or 3.6% of net revenue, for the nine months ended September 30, 2010 as compared to $5.0 million, or 3.2% of net revenue, for the nine months ended September 30, 2009. Inclusive of the currency effect, which accounted for a minimal increase, selling, general and administrative expense decreased $0.1 million to $4.9 million for the nine months ended September 30, 2010 from $5.0 million for the nine months ended September 30, 2009.

United States: United States selling, general and administrative expense decreased $2.1 million to $17.7 million, or 45.7% of net revenue, for the nine months ended September 30, 2010 from $19.8 million, or 38.1% of net revenue for the nine months ended September 30, 2009. The decrease is attributable to a decrease of $1.2 million in salaries and benefits, a decrease of $0.3 million in advertising expense, a decrease of $0.5 million in sales and marketing expenses, a decrease of $0.5 million in professional fees, and a decrease of $0.1 million in travel and entertainment expense offset, in part, by an increase of $0.5 million in general and administrative expense.

Brazil: Brazil selling, general and administrative, exclusive of the currency effect, decreased $0.2 million to $2.1, or 11.1% of net revenue, for the nine months ended September 30, 2010 as compared to $2.3 million, or 21.8% of net revenue, for the nine months ended September 30, 2009. Inclusive of the currency effect, which accounted for a $0.3 million increase, selling, general and administrative expense increased $0.1 million to $2.4 million for the nine months ended September 30, 2010 from $2.3 million for the nine months ended September 30, 2009.

Corporate: Corporate selling, general and administrative expense increased $3.7 million to $12.3 million, for the nine months ended September 30, 2010 from $8.6 million for the nine months ended September 30, 2009. The increase is primarily due to a severance accrual.

Depreciation and amortization expense: Depreciation and amortization expense increased $19.4 million to $49.7 million for the nine months ended September 30, 2010 from $30.3 million for the nine months ended September 30, 2009. The increase was the result of valuing tangible and intangible assets to the fair values per Fresh-Start accounting which was implemented effective July 1, 2009. See “Financial Presentation Background.”

Interest expense: Interest expense and accretion (amortization) on debt discount/premium, net increased $4.1 million to $26.8 million for the nine months ended September 30, 2010 from $22.7 million for the nine months ended September 30, 2009. The increase was due to the cessation of interest accruals, during the 2009 period, for the liabilities subject to compromise as a result of the Chapter 11 cases instituted on March 16, 2009.

Gain (loss) from contingent value rights valuation: The fair value of the contingent value rights was $7.8 million as of September 30, 2010 as compared to $6.8 million as of September 30, 2009. Gains and losses are recognized due to the change of the fair market value of the contingent value rights. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and were marked to fair value, (and in future periods will be marked to fair value), at each balance sheet date.

Foreign currency transaction gain (loss): Foreign currency transaction gain decreased $23.6 million to a gain of $10.2 million for the nine months ended September 30, 2010 from a gain of $33.8 million for the nine months ended September 30, 2009. The gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Reorganization items, net: Reorganization items, net were a $424.5 million gain for the nine months ended September 30, 2009. In accordance with ASC 852, “Reorganizations,” the Company ceased amortization of debt premiums, discounts and deferred financing costs related to the liabilities subject to compromise on the Petition Date. The $3.5 million of unamortized debt premiums and discounts has been written off and recorded as a gain, offset by the expensing of $3.6 million of unamortized deferred financing costs, as an adjustment to the net carrying value of the pre-petition debt, and the incurrence of professional fees regarding the bankruptcy filing. Long term debt was further reduced by $20.5 million of future interest payable that previously had been recorded as a portion of long-term obligations for the 14  1/4% Senior Subordinated Secured Notes and 5% Exchangeable Senior Notes as the issuance of these notes had been deemed troubled debt restructurings. Professional fees and other expenses related to the reorganization were $12.1 million for the nine months ended September 30, 2009.

Income tax benefit (expense): Income tax benefit was $7.3 million for the nine months ended September 30, 2010 compared to a $1.9 million expense for the nine months ended September 30, 2009. The benefit includes the release of deferred tax liabilities related to amortization of certain fresh-start adjustments to fixed and intangible assets, the release of the valuation allowance on the deferred tax assets of our Australia subsidiary, and the release of withholding tax on interest payable on a cross-border intercompany loan. We continue to carry a full valuation allowance on net operating loss carry forwards and other deferred tax assets in jurisdictions in which the Company is in an overall net deferred tax asset position with the exception of Australia which was released the Quarter ending September 30, 2010. As it relates to this conclusion, we will monitor actual results and updated projections of our subsidiaries on a quarterly basis. When and if they realize or realistically anticipate sustainable profitability, we will assess the appropriateness of releasing the valuation allowance in whole or in part.

Liquidity and Capital Resources

Changes in Cash Flows

Our principal liquidity requirements arise from cash used in operating activities, purchases of network equipment including switches, related transmission equipment and capacity, development of back-office systems, expansion of data center facilities, interest and principal payments on outstanding debt and other obligations and taxes. We have financed our historical growth and operations to date through, cash provided by operations, public offerings and private placements of debt and equity securities, vendor financing, capital lease financing and other financing arrangements.

Net cash provided by operating activities was $37.3 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2010, net income, net of non-cash operating activity, provided $41.3 million of cash. Net cash provided by operating activities was also impacted by an increase in accrued interest of $8.5 million as payments of interest on long term debt occur in the second and fourth quarters of each calendar year, net collections of accounts receivable of $3.8 million and a reduction in other assets of $0.6 million.

For the nine months ended September 30, 2010, $6.9 million was used to reduce accounts payable, $5.8 million was used to reduce accrued interconnection costs, $2.4 million was used to reduce accrued expenses, deferred revenue and other liabilities, $1.0 million was used to reduce the Company’s accrued income taxes, net, $0.7 million was to obtain prepaid expenses and other current assets, and the cash used for reorganization items was $0.1 million.

Net cash used in investing activities was $16.2 million for the nine months ended September 30, 2010, which included $17.1 million for capital expenditures and $0.1 million for restricted cash, partially offset by $0.7 million of asset dispositions and $0.3 million, net received for the disposition of the Company’s Belgian operations.

Net cash used in financing activities was $13.6 million for the nine months ended September 30, 2010 and reflects the retirement of $9.5 million of 14 1/4% Senior Subordinated Secured Notes and the $4.1 million repayment of capital leases.

Short- and Long-Term Liquidity Considerations and Risks

As of September 30, 2010 we had $49.6 million of unrestricted cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases), and other cash needs for our operations for at least the next twelve months. The Company will evaluate and determine on a continuing basis the most efficient use of the Company’s capital and resources, including investment in the Company’s network, systems and product initiatives and to strengthen its balance sheet through debt repurchases or other means.

As of September 30, 2010, we have $39.5 million in future minimum purchase obligations, $65.1 million in future operating lease payments and $245.9 million of indebtedness. At September 30, 2010, approximately $91.8 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC No. 740; however, we are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below. Included in the unrecognized tax benefits not included in the table below, we have recorded a liability for potential penalties and interest of $0.1 million for the quarter ended September 30, 2010.

The obligations reflected in the table below reflect the contractual payments of principal and interest that existed as of September 30, 2010:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes	14 1/4% Senior Subordinated Secured Notes	Purchase Obligations	Operating Leases	Total
2010 (as of September 30, 2010)	$417	$8,450	$8,124	$8,723	$4,753	$30,467
2011	1,218	16,900	16,247	19,903	15,151	69,419
2012	309	16,900	16,247	6,498	13,292	53,246
2013	87	16,900	122,139	3,162	10,255	152,543
2014	4	16,900	—	1,162	5,440	23,506
Thereafter	—	163,847	—	54	16,237	180,138

Total Minimum Principal & Interest Payments	2,035	239,897	162,757	39,502	65,128	509,319
Less: Amount
Representing Interest	(120)	(109,897)	(48,742)	—	—	(158,759)

Total Long-Term Obligations	$1,915	$130,000	$114,015	$39,502	$65,128	$350,560

The foregoing table assumes that the 14 1/4% Senior Subordinated Secured Notes are refinanced before January 21, 2013. In the event the 14 1/4 % Senior Subordinated Secured Notes have not been refinanced in accordance with the terms of the 13% Senior Secured Notes indenture by January 21, 2013, then the Issuers will be required to redeem the full principal of the 13% Senior Secured Notes at a price equal to the then applicable optional redemption price on such date. In addition, the table assumes that the holders of 13% Senior Secured Notes do not accept any Excess Cash Flow Offer to purchase 13% Senior Secured Notes. In this regard, the Company must extend an offer annually to the holders of the 13% Senior Secured Notes to repurchase an applicable amount, (equal to 50% of Excess Cash Flow), of the 13% Senior Secured Notes at par, in the event the Company and certain subsidiaries have excess cash flow for any fiscal year commencing with the fiscal year ending December 31, 2010. See Item 1A. “Risks Associated with our Liquidity Needs and Debt Securities,” for certain risks and uncertainties related thereto.

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

Accounting Standards Update No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”)

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements: a consensus of the FASB EITF (“ASU 2009-13”). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is unavailable, and estimated selling price if neither VSOE nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. The Company plans to implement this guidance on January 1, 2011 and is currently evaluating the potential impact of ASU 2009-13 on the Company’s financial statements.

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q and elsewhere concerning our agreement to acquire Arbinet Corporation, strategic objectives, European disposition efforts, prospects, future liquidity, cost savings initiatives and related matters constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this filing. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

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

In the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, the USD was weaker on average as compared to the CAD, AUD, and BRL and stronger on average as compared to the GBP and Euro. In the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, the USD was weaker on average as compared to the CAD, AUD, EUR, and BRL and stronger on average as compared to the GBP. As a result, our revenue of the subsidiaries whose local currency is CAD, AUD,GBP, EUR and BRL, increased (decreased) (6.2)%, (0.9) %, 15.2%, (59.8) % and 107.3 % in local currency compared to the three months ended September 30, 2009, but increased (decreased) (0.9) %, 7.4%, 8.6%, (84.3) % and 119.8 % in USD, respectively. Our revenue of the subsidiaries whose local currency is CAD, AUD,GBP, EUR and BRL, increased (decreased) (7.7)%, (1.1) %, (1.9)%, (10.0) % and 77.4 % in local currency compared to the nine months ended September 30, 2009, but increased (decreased) 4.0%, 18.1%, (2.1) %, (0.3) % and 106.2 % in USD, respectively.

Interest rates—Our Senior Secured Notes and Senior Subordinated Secured Notes are at a fixed interest rate of 13.00% and 14 1/4%, respectively. We are exposed to interest rate risk as debt refinancing may be required. Our primary exposure to market risk stems from fluctuations in interest rates.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the nine months ended September 30, 2010 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our 13% Senior Secured Notes, 14  1/4% Senior Subordinated Secured Notes, and other long-term obligations in effect at September 30, 2010.

	Year of Maturity						Total	Fair Value
	2010	2011	2012	2013	2014	Thereafter
	(in thousands, except percentages)
Fixed Rate	$385	$1,139	$301	$114,101	$4	$130,000	$245,929	$243,324
Average Interest Rate	12.7%	11.0%	9.3%	14.2%	9.9%	13.0%	13.6%

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as a result of the material weakness described below, our Principal Executive Officer and our acting Principal Financial Officer have concluded that, as of December 31, 2009 and as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In March 2010, the Company determined that an error existed relating to accounting for foreign currency transaction gain (loss) on certain intercompany balances. Specifically, this error related to activity in the third quarter 2009 resulting in the Company amending its form 10-Q for the quarter ended September 30, 2009. As a result of the error described above, management concluded that as of December 31, 2009 and September 30, 2010, a material weakness existed with respect to its determination of the completeness and accuracy and monitoring of foreign currency transaction gain (loss) related to certain intercompany balances and therefore our internal controls over financial reporting were not effective based upon the criteria set forth by COSO. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Additionally, this material weakness could result in a misstatement of net income (loss) that could result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected if not remediated.

Changes in Internal Control.

Our Principal Executive Officer and our acting Principal Financial Officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected or is reasonably likely to affect materially, our internal control over financial reporting, except for the items noted below.

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

A significant portion of our net revenue (approximately 85% for the quarter ended September 30, 2010) is derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the USD. Our foreign operating subsidiaries, including our largest operating subsidiaries in Canada and Australia, generate cash in their respective local currencies and fluctuations in exchange rates can have a material adverse impact on amounts of USDs transferred to U.S. parent entities. In the future, we expect to continue to derive a significant portion of our net revenue (which is a substantial source for servicing our significant debt obligations at the parent entity level, as well as a source for making principal payments) and incur a significant portion of our operating costs outside the U.S.

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

As of July 1, 2009, Predecessor had an accumulated deficit of $1.06 billion. Predecessor incurred net losses of $10.6 million in 2004, $149.2 million in 2005, $238.0 million in 2006 and $25.0 million in 2008. During the year ended December 31, 2007, Predecessor recognized net income of $15.7 million, of which $32.7 million of revenue was related to the positive impact of foreign currency transaction gains, and during the Successor’s six-month period ended December 31 2009, Successor recognized net income of $6.7 million, of which $18.3 million was related to the positive impact of foreign currency transaction gains. For the first nine months of 2010,

Successor incurred net losses of $9.0 million. Even with the elimination of our significant accumulated deficit and the reduction in indebtedness through our recent reorganization under Chapter 11, future losses may continue. We cannot make assurances that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We have significant international operations and, for the three months ended September 30, 2010, derived approximately 85% of our net revenues by providing services outside of the U.S. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers: (1) are likely to modify and/or control access to, and pricing of, the local networks; (2) enjoy better brand recognition and brand and customer loyalty; (3) generally offer a wider range of product and services; and (4) have significant operational economies of scale, including a larger backbone network and longer term customer and supplier agreements on preferred and better terms. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to their switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to: (1) obtain the permits and operating licenses required for us to operate in the new service areas; (2) obtain access to local transmission facilities on economically acceptable terms; or (3) market services in international markets.

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

The loss of the services of our President, Chairman and Chief Executive Officer, or the services of our other key personnel, or our inability to attract and retain additional key management, technical and sales personnel, could have a material adverse effect upon our financial condition and results of operations.

RISKS ASSOCIATED WITH OUR FINANCIAL STATEMENTS

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006, 2007 and 2008 (due to a material weakness that existed in our internal control over accounting for income taxes) and, as of December 31, 2009 and September 30, 2010, (due to a material weakness that existed in our internal control over accounting for foreign currency transaction gain (loss)). If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Effective internal controls are necessary for us to provide reliable financial reports. In evaluating the effectiveness of our internal control over financial reporting, our management identified as of December 31, 2006, 2007 and 2008 a control deficiency in our controls and procedures over accounting for income taxes and, as of December 31, 2009 and September 30, 2010, a control deficiency over accounting for foreign currency transaction gain (loss), and management concluded in each case that the control deficiency in our internal controls over financial reporting constituted a material weakness. These deficiencies represented a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

In March 2010, the Company determined that an error existed related to accounting for foreign currency transaction gain (loss) on certain inter-company balances. Specifically, this error related to activity in the third quarter 2009 resulting in the Company amending its Form 10-Q for the quarter ended September 30, 2009. This amendment restated our financial statements in order to correct a non-cash error relating to accounting for unrealized foreign currency transaction losses associated with certain inter-company balances that were permanent in nature and, therefore, should have been recorded as currency translation adjustment to accumulated other comprehensive income (loss) in the equity section of the balance sheet. Since identifying this, we have undertaken initiatives to remediate this material weakness by (a) performing additional recalculations and analysis of the foreign currency transaction gain (loss) recorded on these intercompany balances; (b) implementing an improved process for assessing the reasonableness of foreign currency transaction gain (loss) recorded on these intercompany balances; and (c) confirming intercompany settlements related to these balances at a transactional level. Notwithstanding such efforts, the material weakness concerning currency transaction will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. As a result, as of December 31, 2009 and September 30, 2010 management concluded that the control deficiency concerning foreign currency transactions represented a material weakness. See “Part I. Item 4 Controls and Procedures” herein.

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

If our outstanding 14 1/4% Senior Subordinated Secured Notes due May 2013 (the “14 1/4% Notes”) have not been refinanced on or prior to January 21, 2013, then the Issuers will be required to redeem the 13% Notes in advance of the 14 1/4% Notes scheduled maturity at a price equal to the then applicable optional redemption price.

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

ADDITIONAL RISKS RELATED TO REGULATION

We are subject to constantly changing regulation, both in the U.S. and abroad, including the imposition of fees and taxes, the potential adverse effects which may have a material adverse impact on our competitive position, growth and financial performance.

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

The Federal Communications Commission or Congress may revise how companies like us contribute to certain federal programs that could increase our costs, reduce our profitability, or make our services less competitive in the communications marketplace.

In the U.S., the Communications Act of 1934, as amended (the “Communications Act”), and associated FCC regulations, require that every provider of interstate telecommunications carrier contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, which affects our cost of providing services. At present, these contributions are calculated based on contributors’ interstate and international revenue derived from U.S. end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. On April 21, 2010, the FCC issued certain specific new proposals regarding contributions to the universal service fund that, if adopted, could materially affect our own contributions to the fund. These new proposals would affect most of our competitors, but not all of our competitors would be affected in the same way or to the same degree as we would be. The FCC has also announced its intention to propose new rules regarding the universal service program during the fourth quarter of calendar year 2010 or the first quarter of 2011. It is impossible to predict the impact of these new proposals, if adopted, on our operations and financial results. In addition, AT&T Inc. filed a “Petition for Immediate Commission Action” on July 10, 2009, requesting that the FCC adopt a new mechanism for calculating federal universal service fund contribution that would be applicable to all contributors, including us. The specific proposal, which has been pending at the FCC for some time, is to determine contributions to the Universal Service Fund (“USF”) based on “assessable telephone numbers” rather than interstate and international revenues. This AT&T proposal remains pending. We cannot predict whether the FCC will adopt this or some other contribution methodology, nor can we predict the potential impact on our business at this time. But a revised contribution methodology could increase our contribution obligation, including increasing our contribution disproportionately compared to some of our competitors. In such event, we may need to either raise the total amount of our consumer’s bills, potentially making us less competitive with other providers of communications services, or reduce our profit margins.

In the United States and Canada there is increasing regulation of Voice over Internet Protocol service offerings. Increased regulation may increase our costs, reduce our profit margins, or make our services less competitive in the communications marketplace.

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

•

In April 2010, the FCC adopted a Notice of Inquiry regarding the possible establishment of a voluntary “cyber security” certification program. At present it is not possible to predict whether any new formal or informal requirements will arise from this proceeding or how any such requirements might affect our business.

•

The disability access requirements of Sections 225 and 255 of the Communications Act, which have been interpreted by the FCC to require interconnected VoIP providers to contribute to the telecommunications relay services fund and offer 711 abbreviated dialing access to relay services, and to ensure that VoIP services are accessible to persons with disabilities, if reasonably achievable. In April 2010 the FCC announced plans to adopt a further order with respect to hearing aid compatibility requirements applicable to various services. We cannot predict at this time what new requirements the FCC will establish, if any, or how any such new requirements may affect us.

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

•

In April 2010, the FCC adopted a Notice of Inquiry regarding the survivability of broadband infrastructure, including in the case of damage due to natural or human-caused disasters or public emergencies.

•

In April 2010, the FCC announced its intention to initiate, during the fourth quarter of calendar year 2010, a Notice of Inquiry regarding “Next Generation 911” service. It is uncertain whether the FCC will adopt specific requirements arising from these proceedings or, if it does, how and whether any such requirements will affect us.

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

We may become subject to increased obligations with regard to accessibility obligations for people with disabilities and we more of our service offerings may become subject to disabilities access obligations

In October, 2010, the “Twenty-First Century Communications and Video Accessibility Act” was signed into law. The new law requires the FCC to initiate a proceeding to determine what services should be required to offer access for people with disabilities and what those accessibility requirements should entail. The FCC has initiated a rulemaking but it is the proceeding is in its infacy. At this time we cannot predict whether we will be subject to additional accessibility requirements or whether any of our service offerings that are not currently subject to disabilities access requirements will be subject to such obligations.

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

FCC rules require VoIP providers interconnected to the public switched telephone network to provide E911 service in a manner similar to traditional wireline carriers. This requirement took effect as of November 2005. Like many interconnected VoIP providers, Lingo, Inc. (“Lingo”), a subsidiary of ours which sells such services, was able to meet this deadline for some but not all of its customers. We sought a waiver from the FCC asking for additional time to complete deploying our E911 service. The FCC has not yet addressed our waiver petition. As of September 30, 2010, approximately 99% of our Lingo customers were equipped with E911 service as required by the FCC’s rules. If and to the extent that we are determined to be out of compliance with the FCC order regarding E911 services we may be subject to fines, penalties, cease and desist orders prohibiting Lingo from providing service on the federal and state levels or any combination of the foregoing.

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

We may be exposed to significant liability based on the differences between our E911 services and those delivered by traditional providers of telephony services.

Lingo’s current E911 services, like those offered by other providers of VoIP services, are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers’ receipt of emergency assistance. Despite the fact that we have notified our customers and received affirmative acknowledgement from substantially all of our customers that they understand the differences between the access Lingo provides to emergency services as compared to those available through traditional wireline telephony providers, affected parties may attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of certain failures to comply with the FCC mandated E911 service for interconnected VoIP providers. Our resulting liability could be significant.

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

The Federal Communications Commission may impose additional E911 obligations on VoIP providers, like us, that may increase our cost, decrease our profits, or make our services less competitive with other providers of calling services.

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

In September 2010, the FCC released a Further Notice of Proposed Rulemaking seeking additional comments on a number of issues including, but not limited to, whether nomadic interconnected VoIP providers, like us, should be required to offer automatic location information of their users without customers providing location information. The FCC also seeks comment on how far it can extend E911 obligations to other type of companies including device manufacturers, software developers and others. At this time we cannot predict the outcome of this proceeding nor can we predict its potential impact on our business.

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

In 2008, the FCC clarified that interconnected VoIP providers, such as us, are subject to its rules regarding transferring the telephone numbers of customers that choose to obtain service from other providers, including both interconnected VoIP providers and traditional carriers. In 2009, the FCC released an order that reduces the amount of time within which voice service providers must transfer a telephone number to a new provider. We, along with other VoIP providers, are now required to transfer telephone numbers in the shortened timeframe. We rely on our underlying, third party carriers to comply with these rules. Our third party, underlying carriers are currently in compliance with the FCC’s rules and we expect that they will remain in compliance. But should our underlying carriers fail to comply with the FCC rules, we may be subject to fines, penalties, or cease and desist orders.

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

On July 16, 2009, Kansas and Nebraska filed a petition with the FCC requesting a declaratory ruling that states are not preempted from requiring nomadic interconnected VoIP providers to contribute to state universal service funds. The petition also seeks a retroactive ruling finding that states have been able to collect such contributions for a time period that is not clearly defined in the petition. We also cannot predict whether other states will attempt to collect state USF fees retroactively should the FCC grant the relief sought in the petition. If we were required to pay retroactively into state-level universal service funds, that could have a material negative impact on our earnings. Moreover, allowing states to collect state USF may also result in increased state regulation of our service increasing the costs associated with our service offering that may result in either low profits or a less competitively priced service. Typically, state USF fees would be passed-through to consumers. But if we are subject to retroactive state USF we would likely not have the ability to collect such fees from our customers. At this time, we cannot predict the outcome of this proceeding nor its impact on our business.

We may become subject to state regulation for certain service offerings

A number of states have adopted the position that offerings by VoIP companies like us are subject to state regulation. These states generally base their jurisdiction to regulate such offerings based on whether a VoIP company is able to determine the beginning and end points of communications and whether such communications occur entirely within the boundaries of the respective state. We believe that the Federal Communications Commission has preempted states from regulating VoIP offerings. We cannot predict how this issue will be resolved nor its impact on our business at this time but we could be subject to increased costs, reduced profitability, and fines or penalties.

We require access to the Internet by us and our users in order to offer our services. If Internet access providers or other companies involved in handling Internet traffic are able to block, degrade or charge us so that we can offer quality services, we could incur additional costs or lose customers.

Our service offerings require that customers have acess to broadband Internet access at a sufficient bandwidth in order to support call quality and other related services. We and our customers rely on service providers that have significant market power in the broadband Internet access marketplace including incumbent providers of wireline telephone services, cable companies and wireless companies. It is possible that some of these providers could take measures to degrade or disrupt our services, or increase the cost to us or our users to obtain access to certain levels of bandwidth necessary to make our service offerings. The FCC’s jurisdiction to prohibit or regulate these activities is unclear due to a recent ruling of the United States Court of Appeals for the D.C. Circuit. While interference with access to our products and services seems unlikely such broadband Internet access provider interference has occurred, in very limited circumstances in the U.S., and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby harming our revenue and growth.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: November 15, 2010	By:	/S/ JAMES C. KEELEY
James C. Keeley
Vice President – Corporate Controller and Acting Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated November 11, 2010 (the “Merger”) by and among Primus Telecommunications Group, Incorporated, a Delaware corporation (“Group”), PTG Investments, Inc., a Delaware corporation and a direct wholly owned subsidiary of Group, and Arbinet Corporation, a Delaware corporation (“Arbinet”). (1)

3.1	Amended and Restated By-laws, as amended, of Primus Telecommunications Group, Incorporated (2)

10.1	Employment Agreement of Peter D. Aquino, dated as of October 12, 2010 (3)

10.2	Restricted Stock Agreement of Peter D. Aquino, dated as of October 12, 2010 (3)

10.3	Termination Agreement dated September 17, 2010 by and between Thomas R. Kloster and Primus Telecommunications Group, Incorporated and Primus Telecommunications, Inc. (4)

10.4	Agreement for Professional Services dated September 17, 2010 by and between Primus Telecommunications Group, Incorporated and Thomas R. Kloster (5)

10.5	Termination Agreement dated October 6, 2010 by and between K. Paul Singh and Primus Telecommunications Group, Incorporated and Primus Telecommunications, Inc (6)

99.1	Group Shareholder Support Agreement concerning the Merger.(1)

31	Certifications

32	Certifications*

(1)	Incorporated by reference to Exhibits 2.1 and 99.1 to Group’s 8-K filed with the SEC on November 12, 2010.

(2)	Incorporated by reference to Exhibit 3.1 filed as an exhibit to Group’s Form 8-K filed with the SEC on November 10, 2010

(3)	Incorporated by reference to the same Exhibit number filed as an exhibit to Group’s Form 8-K filed with the SEC on October 13, 2010

(4)	Incorporated by reference to Exhibit 10.1 filed as an exhibit to Group’s Form 8-K filed with the SEC on September 23, 2010

(5)	Incorporated by reference to Exhibit 10.2 filed as an exhibit to Group’s Form 8-K filed with the SEC on September 23, 2010

(6)	Incorporated by reference to Exhibit 10.1 filed as an exhibit to Group’s Form 8-K filed with the SEC on October 8, 2010

*	This certification is being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.