Form 10-K
period 2010-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2011-03-25
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Non-affiliates of Primus Telecommunications Group, Incorporated held 9,518,431 shares of Common Stock as of June 30, 2010. The fair market value of the stock held by non-affiliates is $67,104,939 based on the sale price of the shares on June 30, 2010.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 15, 2011, 13,118,083 shares of Common Stock, par value $.001, were outstanding.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Introductory Note

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, Voice over Internet Protocol (“VoIP”), data, colocation and data center services to customers located primarily in the Australia, Canada, the United States and Brazil. Our primary markets are Australia and Canada where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and International Carrier Services. Our focus is on expanding our Growth Services, which includes our broadband, IP-based voice, local, wireless, data and data center services, to fulfill the demand for high quality, competitively priced communications services. This demand is being driven, in part, by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communication traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, prepaid cards, dial-up Internet services and Australian off-network local services for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary markets of Australia and Canada. We provide our international carrier services voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access.

On February 28, 2011, the Company completed the previously announced merger of PTG Investments, Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of the Company with and into Arbinet Corporation (“Arbinet”) (the “Merger”), pursuant to the Agreement and Plan of Merger dated November 10, 2010, as amended by Amendment No. 1 dated December 14, 2010 (collectively, the “Merger Agreement”) by and among the Company, Merger Sub and Arbinet. As a result of the Merger, Arbinet became a wholly-owned subsidiary of the Company. In connection with the Merger, each share of Arbinet’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into the right to receive 0.5817 of a share of Company common stock. The Company intends to integrate Arbinet’s operations into the Company’s International Carrier Services segment.

Unless we indicate otherwise, references in this filing to “we,” “us,” “our,” “Primus,” “the Company,” and “Group” mean Primus Telecommunications Group, Incorporated and its subsidiaries for all periods before completion of the Merger with Arbinet Corporation on February 28, 2011. For forward-looking statements and risk factors described herein and for factual references herein beginning on March 1, 2011 through the filing of this Form 10-K, such references also include our wholly-owned subsidiary, Arbinet Corporation, and its subsidiaries.

ITEM 1.	BUSINESS

General

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, VoIP, data, colocation and data center services to customers located primarily in the Australia, Canada, the United States and Brazil. Our primary markets are Australia and Canada where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and International Carrier Services. Our focus is on expanding our Growth Services, which includes our broadband, IP-based voice, local, wireless, data and data center services, to fulfill the demand for high quality, competitively priced communications services. This demand is being driven, in part, by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communication traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, prepaid cards, dial-up Internet services and Australian off-network local services for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary markets of Australia and Canada. We provide our international carrier services voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access. We were formed as a corporation under the laws of Delaware in 1994.

Through our increased investments in sales and marketing spending focused on our Growth Services we believe that over time our growth in revenue from Growth Services will exceed the decline in our revenue from Traditional Services and Growth Services will increase as a percentage of our total retail revenue.

We target customers with significant telecommunications needs, including small- and medium-sized enterprises (“SMEs”), multinational corporations, residential customers, and other telecommunication carriers and resellers. We provide services over our global, facilities-based network, which consists of:

•	10 data centers in 8 cities in Canada, Australia, and Brazil

•

18 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct voice traffic across the network), Internet routers and media gateways in the U.S., Canada, western Europe and the Asia-Pacific region;

•

approximately 500 interconnection points to our network, or points of presence (“POPs”), which includes digital subscriber line access multiplexers (“DSLAMs”), which is equipment that allows digital traffic to flow over copper wiring, within our service regions and other markets;

•	undersea and land-based fiber optic transmission line systems that we own or lease and that carry voice and data traffic across the network;

•	a global network that uses a high-bandwidth network standard ATM+IP; and

•	a global VoIP network based on routers and gateways with an open network architecture which connects our partners in over 150 countries.

Our Services

Within our three main service categories, Growth Services, Traditional Services and International Carrier Services, we offer our customers a wide range of products, including:

Growth Services:

•	data center services (colocation and managed services);

•	Internet, including business and residential broadband services;

•	residential and business VoIP services through SIP and hosted IP-PBX;

•	local services;

•	wireless Mobile Virtual Network Operator (MVNO) services; and

•	data, including frame relay.

Traditional Services:

•	domestic and international long-distance voice services;

•	prepaid phone card services;

•	local landline services in Australia that do not utilize our owned network (or “off-net” or “off-network” services); and

•	dial-up Internet services.

International Carrier Services:

Following the Arbinet Merger, we began integrating the Arbinet business within our International Carrier Services Operations (formerly known as our wholesale operations). These operations consist of:

•	Internet-based protocol and time-division multiplexing international carrier services access and transport.

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

•

Focus on our primary markets of Australia and Canada where we have established brand-recognition. We are focused on our primary markets of Australia and Canada where we believe we have the scalability and service offerings to effectively compete. For the year ended December 31, 2010, net revenues from our Australia and Canada operations, collectively, generated approximately 66.4% of our total net revenues and 86.6% of our total retail net revenue. We are focused on making prudent and effective investments in Australia and Canada where we believe that these markets present us with the highest potential for future growth. Supporting our strategy, during the year ended December 31, 2010 we spent in excess of 90% of our total capital expenditures in our primary markets of Australia and Canada. Our target customer base consists of SMEs, multinational corporations and residential customers.

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

•

Manage Traditional Services for cash flow which we will reinvest into our Growth Services and use to reduce our debt. The overall market for domestic and international long-distance voice, prepaid cards and dial-up Internet services continues to decline in favor of Internet-based, wireless and broadband communications. To mitigate this revenue decline and preserve cash flow, we focus on customer retention by bundling services, enhancing the customer service experience, and by prudently investing in effective marketing campaigns. For the year ended December 31, 2010, Traditional Services comprised 43% of total net revenue. To further manage cash flow from Traditional Services, we will continue to explore and implement outsourcing or off-shoring options for our non-sales and marketing operations in order to lower costs, improve coordination among our business units to deliver synergy savings and run an aggressive cost management program. We seek to redeploy associated savings and resulting available cash flow into sales and marketing activities for our Growth Services.

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

The consensual plan of reorganization (the “Plan” or “Plan of Reorganization”) was confirmed by the Bankruptcy Court on June 12, 2009 (the “Confirmation Date”). On July 1, 2009 (the “Effective Date”), the Holding Companies consummated their reorganization under the Bankruptcy Code and the Plan became effective. Upon our emergence under the Plan of Reorganization on July 1, the Holding Companies’ principal debt was reduced by $316 million, over 50%, interest payments were reduced by over 50% and certain debt maturities were extended. For additional detail concerning the effects of the Plan of Reorganization, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Emergence from Voluntary Reorganization under Chapter 11 Proceedings.

References to “Successor” or “Successor Company” show the operations of the reorganized Company from and including July 1, 2009. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009, except for Predecessor’s July 1, 2009 statements of operations, which reflect only the effect of the plan adjustments and fresh-start accounting as of such date and do not reflect any operating results.

Operating Segments

We operate our business segments through a corporate shared services model and through operating segment managers responsible for specific geographic regions in which we operate. We assess performance and allocate resources based on the following operating segments:

Australia. Our Australian operations represented 36.2% of our net revenue for the year ended December 31, 2010. We believe we are the fourth largest full-service provider in Australia, based upon net revenue and the full suite of services provided. Our Australian operations offers a comprehensive range of international and domestic long-distance voice, broadband and dial-up Internet, wireless, local, VoIP, data and data hosting center products, servicing residential and business sectors. Our network employs Nortel DMS-100 telephone exchanges in Sydney, Melbourne, Brisbane, Perth and Adelaide operating through 66 POPs to provide national coverage for voice services. We operate a prepaid calling platform as well as a platform for delivery of enhanced toll-free service. The voice network supports direct access integrated services digital network (“ISDN”) and telephone line services across Sydney, Melbourne, Brisbane, Perth and Adelaide and some select regional areas of the country. VoIP services are offered to business and consumer customers using softswitch platforms operating in Sydney and Melbourne. Primus Australia owns a national IP network for delivery of business and consumer Internet service. Dial-up Internet is available nationally under a single access code. DSL service is provided on-net through 281 Primus DSLAMs and via international carrier services DSLAM access providing reach to more than 400 exchanges nationally. The DSLAMs are capable of delivering a full suite of telecommunication products including asymmetric and symmetric IP services, telephone line, ISDN, frame relay and ATM. Primus Australia offers ATM, frame relay, IP virtual private networking (“VPN”) with quality of service (“QoS”) and managed routers. Metropolitan fiber networks exist in Sydney, Melbourne, Brisbane, Perth and Adelaide to provide high capacity backhaul for domestic carrier interconnects, DSLAM backhaul and fiber connectivity to select customer premises.

A data center in Melbourne offers managed hosting, colocation, and e-commerce applications. Our data centers in Sydney and Melbourne are primarily used for colocation services. The Company plans to add growth capacity to these locations in the future.

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

Canada. Our Canadian operations represented 30.2% of net revenue for year ended December 31, 2010. We believe we are one of the largest alternative consumer service providers in Canada based on net revenue. We provide international and domestic long-distance voice, local, broadband and dial-up Internet, data and data center services, VoIP and wireless services to SMEs, residential customers and government agencies. We have sales and customer service offices in key cities throughout Canada, including Vancouver, Toronto, Ottawa, Calgary and Edmonton. We operate international gateway switching, infrastructure in Toronto, Montreal, Ottawa, London, Edomnton and Vancouver and a nationwide SS7 network with signal transfer points (“STPs”) in Vancouver and Toronto. We maintain POPs in all major cities in Canada, and have use of a nationwide integrated network backbone for our voice, data, Internet and private line services. Each of the 24 nodes on the backbone is equipped with synchronous optical networking (“SONET”) add/drop, ATM, and IP equipment to provide a complete spectrum of voice and data communications products to our customers. In September 2009, we signed a new contract with Rogers Wireless Partnership which will significantly expand our coverage area and provide increased wireless data functionality to customers. Additionally, we operate next generation IP voice switches in Toronto, Vancouver, Montreal, Ottawa, London and Edmonton which provide on-net equal access coverage to an estimated 90% of the population of Canada. Together with and through a competitive local exchange carrier (“CLEC”) partner, we are co-located at 70 incumbent local exchange carriers (“ILECs”) central offices to provide DSL services, T1 access, network interconnection and local dial-tone. We operate a voice dial access network which consists of 70 POPs across the country.

We also own and operate a total of seven data centers in five major cities in Canada: two data centers in Ottawa (totaling 30,000 square feet), two data centers in Toronto (totaling 18,000 square feet), a 52,000 square foot data center in London, Ontario, a 17,000 square foot data center in Edmonton, Alberta and a 2,500 square foot data center in Vancouver through which we offer colocation, managed hosting, storage and other value added services. We have an extensive Internet network and we believe that we provide dial-up and ISDN Internet coverage to over 700 communities across Canada through a network of 51 POPs.

We market our services primarily through a combination of direct sales to independent agents, corporate and SME customers, internet based marketing aimed at residential customers, and telemarketing and media advertising aimed at residential customers.

International Carrier Services. Our International Carrier Services operations represented 23.3% of our net revenue for the year ended December 31, 2010. Our International Carrier Services business segment provides domestic and international minute transport and termination services and targets a diverse customer base including Tier 1 international carriers, multi-national carriers, wireless providers, VoIP providers, cable companies and Internet service providers (“ISPs”).

United States. Our U.S. operations represented 6.6% of our net revenue for the year ended December 31, 2010. In the U.S., we provide international and domestic voice, data, business-class broadband, hosted IP-PBX, SIP trunking and VoIP services to SMEs and residential customers. We operate international gateway telephone switches in the New York City area, Los Angeles, and Miami which are connected with Canada and countries in Europe, Latin America and the Asia-Pacific region through owned and leased international fiber cable systems. We have deployed intelligent softswitch architecture to our gateways in New York, Los Angeles and Miami. We lease and own domestic fiber in the U.S. to interconnect our switches, data centers, and POPs. We use a direct sales organization to sell to business customers. Our direct sales personnel offer business customers voice and hosted IP-PBX services. See “—Sales and Marketing; Direct Sales Force.” To reach residential customers, we have advertised in national and regional newspapers, other publications, and television channels whose market targets are expatriates, to offer competitive rates for international and domestic telephone calls, data, Internet and VoIP services. We have telemarketing centers in Florida and Iowa. We also sell retail VoIP services through Web-based on-line interactive marketing. We utilize independent agents to reach and enhance sales to both business and residential customers. We maintain customer service centers in Florida, Virginia and Iowa and also outsource selected customer service functions. We operate a 24-hour global network management control center in India which monitors our global voice, Internet and data traffic. Additionally, we offer local and long-distance voice, and DSL services to SMEs in Puerto Rico.

Europe. During the third quarter of 2010 the Company discontinued its Europe segment, which is also known as European retail operations and has presented the results of the Europe segment as discontinued operations and held for sale as of September 30, 2010. As a result, the Company has applied retrospective adjustments for 2009, 2008 and 2007 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2009. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The Company did not retrospectively adjust its 2009 or 2008 Consolidated Balance Sheet as held for sale criteria was not met until the third quarter of 2010, as such, financial information for the Europe segment will appear, as applicable, where balance sheet information is presented, see Note 19, “Discontinued Operations,” for further information.

Our European International Carrier Services operations are headquartered in London.

Brazil. Our Brazilian operations, headquartered in São Paulo, represented 3.6% of our net revenue for the year ended December 31, 2010. Our Brazilian business segment primarily consists of data hosting center services and retail and international carrier services VoIP services.

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

Switching Systems. Our network makes use of 13 carrier-grade domestic and international gateway switch systems, Internet routers and media gateways throughout the North America, Europe, and Asia-Pacific regions.

The locations and types of our switching systems are as follows:

Location	Type of Switch
New York City area (two locations)	International Gateway
Los Angeles	International Gateway
Toronto	International Gateway
Vancouver	International Gateway
London	International Gateway
Sydney	International Gateway
Frankfurt	Internet Peering POP
Makati City	Internet Peering POP
Adelaide	Domestic
Brisbane	Domestic
Melbourne	Domestic
Perth	Domestic

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

No single customer accounted for greater than 10% of net revenue for the year ended December 31, 2010 or for the year ended December 31, 2009.

Sales and Marketing

We market our services through a variety of sales channels, as summarized below:

•

Direct Sales Force. Our direct sales force is focused on business customers, including multinational businesses and international governmental organizations. They are engaged in generating new accounts and in the retention of current customers and cross selling products to current customers. A variety of products are utilized to maximize the customer’s lifecycle, based on the customers current product mix. Direct sales personnel are generally compensated with a base salary plus commissions. We have sales offices in Edmonton, Calgary, Toronto, Vancouver, Ottawa, London, Adelaide, Brisbane, Melbourne, Perth, Sydney, Sao Paulo, Chicago and Tampa. In addition, we maintain a direct sales team which exclusively sells services to international carrier services customers including other telecommunications carriers and resellers.

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

Australia. Australia is one of the most deregulated and competitive communications markets in the Asia-Pacific region. Our principal competitors in Australia are Telstra Corporation Limited (“Telstra”), the dominant carrier, SingTel Optus Pty Limited, iiNet Limited, SP Telemedia Limited (known as TPG) and until recently AAPT, an affiliate of Telecom New Zealand, which recently withdrew from the residential services market, selling its residential customer base to iiNet. AAPT remains a significant competitor, along with Macquarie Telecom, in relation to the corporate and SME markets. Repeated pricing threats and actions by Telstra present serious competitive challenges (see “Government Regulation—Australia”). In December 2010 the Australian government passed legislation to reform the regulatory pricing arrangements and provide for the separation of Telstra’s international carrier services and retail arms, which in association with the construction of a government owned national broadband network is designed to promote better competition.

Canada. The Canadian communications market is highly competitive and is dominated by a few established carriers whose marketing and pricing decisions have a significant impact on the other industry participants, including us. In residential markets, we compete with each of the incumbent telecommunication companies (of which the largest are those owned by BCE, Inc. (“Bell Canada”) in eastern Canada, and TELUS Corporation (“TELUS”)and MTS Allstream, Inc. in western Canada) in their respective territories and the large cable companies, including Rogers and Shaw Communications Inc., who have launched their telecom service portfolio. We also compete against smaller resellers. In the highly competitive business market, we compete with Bell Canada and TELUS, who are both expanding beyond their traditional territories and competing with each other across the country, and with the national division of MTS Allstream, Inc., Rogers Communications, Inc. (“Rogers”), Shaw Communications, Inc. and other smaller carriers, including Bragg Communications Inc., COGECO Inc. and Quebecor Inc. Major wireless carriers are also a significant source of competition. In 2008 the Canadian Radio-television and Telecommunications Commission (“CRTC”) conducted a review of the regulatory framework for international carrier services and the definition of essential services.

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

The regulatory frameworks in certain jurisdictions in which we provide services are described below:

United States

In the U.S., our services are subject to the provisions of the Communications Act of 1934, as amended (the “Communications Act”), and other federal laws, the Federal Communications Commission (“FCC”) regulations, and the applicable laws and regulations of the various states.

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

Domestic Service Regulation. With respect to our domestic U.S. telecommunications services, we are considered a non-dominant interstate carrier subject to regulation by the FCC. We are not required to obtain FCC authority to initiate or expand our domestic interstate operations, but we may be required to obtain FCC approval to assume control of another telecommunications carrier or its assets, to transfer control of our operations to another entity, or to discontinue service. We are also required to file various reports and pay various fees and assessments to the FCC and various state commissions. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. The FCC has jurisdiction to hear complaints regarding our compliance or non-compliance with these and other requirements of the Communications Act and the FCC’s rules, including, for example, alleged unauthorized changes in a customer’s preferred carrier. We are also subject to the Communications Assistance for Law Enforcement Act (“CALEA”) and associated FCC regulations which require telecommunications carriers and VoIP providers to configure their networks to facilitate law enforcement authorities to perform electronic surveillance; to the Do-Not-Call Registry and related restrictions set out the specific parameters for telemarketing solicitation and prohibit outbound telemarketing in some circumstances; and to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which places certain restrictions on commercial electronic mail messages.

Normally our long-distance customers, and the recipients of calls from our customers, do not connect directly to our network but, instead, are connected to our network by means of the local facilities of LECs, which impose regulated charges on us, called switched access charges, to originate and terminate calls over their local facilities. In some cases, FCC rules cap these charges, and, in the case of incumbent LECs, impose additional restrictions on their ability to change their charges. The FCC may modify its rules regarding LEC access charges, including both the caps and the restrictions on incumbent LECs, which could result in an increase in our termination and origination costs over time.

Interstate telecommunications carriers and VoIP providers are required to contribute to the federal Universal Service Fund (“USF”). The FCC is considering revising its USF mechanisms and the services considered when calculating the USF contribution. We cannot predict the outcome of these proceedings or their potential effect on our USF contributions. Some changes to the USF under consideration by the FCC may affect different entities more than others, and we may be disadvantaged as compared to our competitors as a result of FCC decisions regarding USF. In addition, the FCC may extend the obligation to contribute to the USF to certain services that we offer but that are not currently assessed USF contributions.

Voice-over-Internet Protocol (VoIP). VoIP services that permit subscribers to send calls to and receive calls from the traditional telephone network, known as interconnected VoIP services, are generally subject to the regulatory authority of the FCC. We offer such services. For many years the FCC has been considering whether to classify such services as “telecommunications services” or “information services” under the Communications Act. Information services are generally subject to less regulation than telecommunications services. However, the FCC has extended a number of regulatory obligations normally applicable to telecommunications services to VoIP services, irrespective of the lack of clarity regarding the classification of such services. These include (1) the obligation to contribute to the USF; (2) the obligation to comply with CALEA; (3) the obligation to comply with the FCC’s rules regarding protecting customer proprietary network information (“CPNI”); (4) the obligation to provide enhanced 911 emergency services (“E911”) services, and to disclose limitations on such services to end users; (5) the obligation to permit customers to keep their telephone number when changing from one carrier to another; (6) the obligation to deploy equipment and provide services that make reasonable accommodations for the needs of disabled persons and; (7) the obligation to pay a variety of regulatory fees; . We cannot predict what other regulatory obligations, if any, will be imposed on our VoIP operations, nor can we predict whether the FCC will eventually classify VoIP as a telecommunications service and, if it does, what additional regulatory obligations, if any, the FCC would choose to impose on such services. The uncertainty regarding the regulatory obligations applicable to interconnected VoIP services presents a number of situations which could have a material negative impact on our operating costs and profitability. These potential regulatory developments include:

•

In 2005, the FCC ruled that “nomadic” interconnected VoIP services are interstate in nature, and, therefore, that nomadic VoIP providers are not subject to most state-level public utility/common carrier regulations. We believe that our own VoIP service is subject to this ruling. While several states have asserted jurisdiction over “fixed” interconnected VoIP services, none has yet attempted to regulate nomadic VoIP. That said, we cannot predict whether any individual states would make such an effort, nor can we predict the outcome of any such effort.

•

We believe that our VoIP network is in compliance with the requirements of CALEA. However, we cannot predict whether law enforcement or the FCC will agree in all cases, nor can we predict whether we may be subject to fines or penalties if we are found not in compliance with CALEA.

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

•

The FCC’s CPNI rules, to which our VoIP operations are subject, are intended to protect customer information from unauthorized use or disclosure. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with the CPNI obligations.

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

State Taxes and Fees Applicable to VoIP Services. We have historically not collected or remitted state or municipal taxes (such as sales and use, excise, utility user, and ad valorem taxes), fees or surcharges on the charges to our customers for our VoIP services. With limited exceptions, we do not believe that we have sufficient nexus in most states/local jurisdictions to be subject to state or municipal taxes, surcharges or other fees. In 2010, however, the FCC ruled that states may require interconnected VoIP service providers to contribute to state USF funds, and expressly deferred ruling on whether we must do so retroactively. We are still assessing the applicability of this ruling to our business and developing compliance plans. This ruling may expose us to other state and local assessments on our VoIP services, and we may be subject to retroactive liability for VoIP-specific taxes, fees and surcharges in a number of states and potentially, penalties and interest. Retroactive liability for such taxes, fees or surcharges, as well as penalties and interest, may adversely impact our financial position and we would not be able to recoup any of these liabilities from our customers. If we must collect such state taxes, fees and surcharges on a going-forward basis, we will likely pass such charges through to our customers. The impact of this price increase on our customers or our inability to recoup our costs or liabilities could have a material adverse effect on the financial position, results of operations and cash flows of our VoIP business.

Australia

The provision of our telecommunications services is subject to federal regulation in Australia. The two primary instruments of regulation are the Telecommunications Act 1997 and federal regulation of network access pricing and anti-competitive practices pursuant to the Trade Practices Act 1974 (the “Trade Practices Act”). The current regulatory framework came into effect in July 1997.

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

In December 2010 the Government introduced significant reform to the regulatory framework through the introduction of the Telecommunications Legislation Amendment (Competition and Consumer Safeguards) Act 2010. That legislation provided for the structural separation of Telstra (to create distinct retail and international carrier services operations), revised the legislative provisions that deal with interconnection pricing, and introduced additional consumer protection measures. The interconnection revisions establish a mechanism by which the terms and conditions of access to a declared service can be determined in advance by the Australian Competition and Consumer Commission (“ACCC”) (whereas previously these were determined through an arbitration process and were largely retrospective in application). The telecommunications specific provisions in the Trade Practices Act are intended to ensure fair and competitive access to essential facilities and monopoly services, and address anti-competitive conduct of carriers, particularly those with substantial market power such as Telstra. The right of access provisions also apply to any carrier that owns or controls essential infrastructure or services that have been declared by the ACCC on grounds that access should be provided for the purposes of competition. The recent reforms generally represent improvement in the conditions and prospects for competitors such as Primus, and should ultimately lead to better price certainty and less regulatory risk.

In April 2009 the Government announced its intention to construct a national broadband network (“NBN”). The government subsequently established NBN Co to construct and operate a fiber to the home NBN, with final appointments to the executive team made in early 2010. After a successful trial in Tasmania, a number of initial deployment sites have now been selected across mainland Australia for testing purposes. Work has commenced on these sites. NBN Co has announced a 9 1/2 year rollout and it is expected that legislation will be introduced within the next few months setting out the governance and regulatory framework for NBN Co. This development represents the prospect of long-term improvement in the conditions for industry competitors such as Primus Telecom, given the Government’s intention that NBN Co operate as a stand-alone international carrier services company, therefore removing some of the friction that currently exists between competitors and the (vertically integrated) monopoly international carrier services service provider, Telstra.

Two federal regulatory authorities principally exercise control over the broad range of issues affecting the operation of the Australian telecommunications industry. The Australian Communications & Media Authority (the “ACMA”) is the authority regulating matters including the licensing of carriers and technical matters, and the ACCC has the role of promotion of competition and consumer protection and in particular dealing with carrier to carrier interconnection and network access. Telstra, the dominant carrier and former Government owned monopoly, has historically challenged many of the key principles applied by the ACCC to access pricing, and has previously applied to the High Court of Australia to overturn its obligation to provide access to unbundled local loop lines (and also access to those lines pursuant to spectrum sharing). While that petition to the highest court in Australia was unsuccessful, over the course of many years Telstra has continued to lodge, mostly unsuccessful, challenges against ACCC regulatory decisions. Telstra has also lodged a number of exemption applications with the ACCC submitting that it should be exempted from an obligation to provide “regulated” international carrier services telecommunications services on various routes and locations in Australia. Some of these applications have been successful, particularly in respect to international carrier services line rental, the local carriage service and public switched telephone network originating access services supplied from certain CBD and metro exchanges, and also some transmission services where the ACCC considered sufficient alternative supply was available. There is a risk that Telstra will significantly increase its prices in respect of these exempt services and/or deny us access to essential services we need to compete.

It is not clear to what extent Telstra will continue to combat competition regulation and ACCC determinations given the passage of the recent reform legislation, the construction of a government owned “international carrier services-only” NBN, and the publicly announced expectation that Telstra will cooperate with NBN Co and migrate its services to the NBN as part of a (presently non-binding) “heads of Agreement” reached with NBN Co. At this time Telstra is actively engaging in regulatory proceedings conducted by the ACCC to determine interconnection pricing to apply to regulated international carrier services (WLR, LCS, PSTN, SSS, transmission and ULL services, to the extent they remain regulated access services and are not exempted). Telstra is petitioning for higher rates and the ACCC is expected to finalize 3 to 5 year pricing determinations for these services over the course of 2011. There are limited rights of review (restricted to judicial review proceedings) that Telstra (or access seekers) are able to pursue in respect to these determinations. To the extent the access determinations are favorable; Primus will be seeking to adopt those regulatory pricing determinations over the course of 2011(on expiry of current pricing agreements for relevant regulated international carrier services)

In December 2009 the Government announced a policy to require ISPs to impose mandatory filtering of certain objectionable and illegal material through blocking access to specified URLs. This initiative has presently been delayed while the Government has directed a review of content classification rules and at this stage it’s not clear what direction the policy will take and consequently what cost and operational implications this policy could have on Primus. More detail on these implications should emerge over coming months.

In addition to the Trade Practices Act and the Telecommunications Act 1997, the industry is also subject to other federal legislation, state legislation, various regulations pursuant to delegated authority and legislation, ministerial declarations, codes, directions, licenses, and statements of Australian government policy. Some of the industry codes are being reviewed over the course of 2011; however we do not anticipate these revisions to lead to any material detrimental outcomes for Primus.

Licensed carriers are subject to charges that are intended to cover the costs of regulating the telecommunications industry and are obliged to comply with license conditions (including obligations to comply with the Telecommunications Act 1997 and with the telecommunications access regime and related facilities access obligations). Carriers also must meet the cost of the Universal Service Obligations (“USO”), which assists in providing all Australians, particularly in remote areas, with reasonable access to standard telephone services. Telstra is currently the sole universal service provider. Since 2000, the responsible Minister of the Australian government may make a determination of the amount of USO subsidies, with advice from the ACMA. No methodology is provided in legislation and the Minister could make a determination of a Universal Service Levy (“USL”) that would be material to us. However, the USL has been set previously at levels that we do not consider to have a material impact. The ACMA implemented a determination for 2010 that is consistent with earlier determinations. However, the Government has since moved to indicate a preference that the industry be locked into subsidizing rural and regional services for a further 10 year period while the NBN is being rolled out. The Government is currently consulting on this proposal, which could impose an increased burden on us.

The Government has recently commenced a review of communications and media regulation in recognition of ‘convergence’. At this time the Government has published the terms of reference, and the inquiry will proceed over the course of 2011. It’s not clear what may result from the review, however we note there have been calls for better harmonization of regulation across the various content platforms.

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

Consumer Protection. The ACCC’s consumer protection role as set out in the Trade Practices Act is also shared with other state based regulators. Each state has its own Fair Trading Act administered by consumer affairs authorities and ACMA undertakes some activities in consumer protection predominantly in connection with industry codes of conduct. The Trade Practices Act has recently been amended to prohibit “unfair terms” contained in standard form agreements. The ACCC is presently working with the telecommunications industry to ensure compliance and we expect satisfactory resolution. As a service provider we must also be a member of the Telecommunications Industry Ombudsman (“TIO”) Scheme. The TIO is responsible for handling complaints from consumers about carriers and Internet service providers. The TIO may impose financial penalties upon carriers that do not satisfactorily deal with consumer complaints.

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

We also operate as a non-facilities based Internet service provider, both as a reseller of high speed Internet service and a digital subscriber line provider. As such, we are subject to certain obligations passed on through our contractual arrangements with LECs from which we purchase services. These include:

•	Registration. We are required to be registered with the CRTC to provide these services.

•	Disclosure. All Internet service providers are required to disclose the technological and economic traffic management practices that are applied to their Internet services.

We are also subject to other obligations related to our operations. These include:

•	Compliance Filings. We are required to satisfy various compliance and reporting obligations to the CRTC.

•

Digital Network Service Restrictions. We are obligated to not partake in the simple resale of digital network services, which we use to access certain customers and interconnect the sites where we have located equipment.

In a Price Cap decision issued in May 2002, the CRTC lowered the prices incumbent providers can charge competitors for a range of competitor services, i.e., certain facilities and services required by competitors to provide telecommunications services to their end-customers and mandated by the CRTC (see discussion of the new framework for international carrier services, below). The Price Cap formula set out in this decision required the ILECs to revise the rates of selected services (primarily local telecommunications services) yearly by the rate of inflation minus a productivity offset of 3.5%. The rates of other service groupings were “capped” and others were “uncapped” with upward pricing constraints. The CRTC typically relied on a four-year Price Cap period, but in 2005 it decided to extend the period by one year in order to complete a public proceeding to establish the parameters of the next Price Cap period. In a decision dated April 2007, the CRTC issued the parameters of the new Price Cap framework. The new Price Cap framework is similar to the previous framework in that rates for service groupings are “capped,” “uncapped” and subject to upward or downward pricing constraints. The productivity offset still applies to selected services. CRTC decided not to impose an expiry date for the current Price Cap framework. Accordingly, the current Price Cap framework continues to allow for certain savings on competitor services for resellers.

In 2005 the federal government appointed a Telecom Policy Review Panel to review Canada’s telecommunications policy framework. The Panel’s report was released in March of 2006. Following the release of the report, the federal government issued a Policy Direction to the CRTC on December 18, 2006 that required, among other things, that in exercising its powers and duties, it rely on market forces to the maximum extent feasible. The Policy Direction has had an impact on the CRTC’s latest decision involving essential facilities and international carrier services, described immediately below. The Policy Direction directs the CRTC to take into account the principles of technological and competitive neutrality, the potential for incumbents to exercise market power in the international carrier services and retail markets for the service in the absence of mandated access to international carrier services, and the impediments faced by new and existing carriers seeking to develop competing network facilities.

On March 3, 2008, the CRTC issued a decision revising the definition of an essential service and the classifications and pricing principles under which facilities-based carriers are to offer international carrier services to competitors at regulated rates. Under this revised regulatory framework for international carrier services, the CRTC has classified existing international carrier services into six categories: essential, conditional essential, conditional mandated non-essential, public good, interconnection, and non- essential subject to phase-out. More than a third of international carrier services will be deregulated by 2012, including intra-exchange transport services which we use to interconnect our sites where we have located DSLAM equipment. The area likely to have the next-largest impact involves high-speed access to business services, which is to be deregulated in 2013.

In a regulatory policy update related to the new wholesale framework, dated January 2009, the CRTC determined that it would be appropriate to allow for negotiated agreements for certain services that were mandated pursuant to the wholesale framework (i.e., those services classified as “conditional essential” and “conditional mandated non-essential”). Accordingly, we now have the ability to purchase these services on a tariff basis or through a negotiated agreement. Though there has not been a significant uptake in the purchase of services on a negotiated basis, this continues to provide us with flexibility to capitalize on preferable arrangements that may arise.

In addition to the above, our competitors filed applications to review or appeal other aspects of the CRTC’s new wholesale framework, as well as other wholesale data and Internet service obligations. In a decision dated January 2009, the CRTC withdrew a directive contained in the wholesale framework decision that would have required the ILECs to provide unbundled access to the facilities used to provide Internet service to all end-users that they are able to serve. In parallel, the CRTC initiated a proceeding to consider the appropriateness of mandating certain ILEC and cable company wholesale high-speed access services, including unbundled access to next-generation facilities. In March 2009, several of our competitors applied to the Governor in Council for the variance or rescission of CRTC decisions related to wholesale data or Internet services, in which the CRTC directed the ILECs to provide wholesale ADSL services at speeds equivalent to their retail offerings. In an Order in Council dated December 2009, the Governor in Council referred these decisions back to the CRTC for reconsideration. In a decision dated August 2010, the CRTC upheld its decision to require the ILECs and cable companies’ to provide wholesale Internet services at speeds equivalent to their retail offerings. In the same decision, the CRTC denied competitor requests for unbundled access to the ILEC and cable company facilities used to provide Internet services, including higher-speed services, to all end-users that they are able to serve.

In a decision dated October 2009, the CRTC set out a framework which will guide the implementation of Internet traffic management practices by ISPs and facilitate reviews of such practices against that framework. The Commission expressed clear preference for the use of economic traffic management practices relative to technological traffic management practices, as they provide greater control to the market and the customer. The framework for technological traffic management practices is focused on four rules: Internet traffic management practices must be designed to address the stated need and achieve the stated purpose and effect, and nothing else; they must result in as little discrimination or preference as reasonably possible; they must result in as little harm to end-users and others as reasonably possible; and economic approaches, such as network investment, would not have reasonably addressed the need or effectively achieved the same purpose. As a result of this decision, we may continue to utilize the traffic management practices that we have implemented on our retail Internet service that is provided via ILEC unbundled facilities obtained through arrangements with CLECs. However, we are obliged to disclose any traffic management practices, economical or technological, that we employ and to notify our customers of any changes to such practices, with a 30-day wait period after notification before we can implement them. In addition, our arrangements with ILECs or with CLECs require that the practices we implement respect the above-mentioned framework. Finally, the CRTC also determined that it would not require prior approval of the continued application of traffic management practices by the providers of wholesale Internet access services, provided that these are not more restrictive than those imposed on its retail customers and do not affect its wholesale customers disproportionately. As a result, our customers that are served via wholesale Internet services are, or may be, subject to the traffic management practices of the wholesale provider.

In decisions dated August 2009 and May 2010, the CRTC granted interim and final approval to an application by an ILEC, Bell Canada, to implement usage-based billing on its wholesale Internet access service. In a subsequent October 2010 decision upon an appeal by Bell Canada, the CRTC removed certain conditions it had imposed on Bell Canada in the May 2010 decision and approved the implemention of usage-based billing in the first quarter of 2011. In a decision dated January 2011, the CRTC directed all ILECs and cable carriers who impose usage-based billing on their wholesale Internet services to apply wholesale usage-based billing rates at 85% of the rates applied to their equivalent retail services. Pursuant to political and public pressure prior to implementation, the CRTC has initiated a new proceeding to review the usage-based billing framework for wholesale Internet access services. This proceeding is expected to complete in 2011. If the decisions related to usage-based billing stand, it will require us to pass down the cost of usage-based billing incurred by us through the Internet usage of our end-users that are served via Bell Canada’s wholesale Internet access service to those customers. It is possible that other ILECs will also implement usage-based billing on their wholesale Internet services. This would also permit us to implement usage-based billing on our retail Internet service that is provided via ILEC unbundled facilities obtained through CLEC arrangements.

In an application dated June 2009, an ILEC, Bell Canada, requested approval to increase the tariffed rates for its unbundled local loops. Increases in the tariffed rates for these unbundled facilites will increase the cost of the unbundled facilities that we obtain through CLEC arrangements and use to provide retail telephone and Internet services. In a decision dated January 2011, the CRTC approved certain rate increases and rate decreases for Bell Canada’s unbundled local loops. In the three unbundled local loop rate bands where Primus operates, the monthly rates decreased by 20 percent and increased by 6 percent and 10 percent, as opposed to the requested increases of 25 percent, 62 percent and 36 percent. In addition, there were certain increases and decreases to non-recurring service charges for unbundled local loop orders. An application has been submitted by another party to appeal the rate increases. If the rate increases stand, it is expected that these cost increases will be passed down to our end-users.

Competition. Long-distance competition has been in place in Canada since 1990 for long-distance resellers and since 1992 for facilities-based carriers. In June 1992, the CRTC issued Telecom Decision CRTC 92-12 requiring the ILECs to interconnect their networks with their facilities-based, as well as reseller, competitors. Since 1994, the ILECs have been required to provide “equal access,” which eliminated the need for customers of competitive long-distance providers to dial additional digits when placing long-distance calls. Bell Canada and

TELUS Corporation are the two largest ILECs in Canada, with the former operating mainly in the Canadian provinces of Ontario and Quebec and the latter operating mainly in the Canadian provinces of British Columbia and Alberta. MTS Allstream, Inc., the ILEC serving the Canadian province of Manitoba, has acquired Allstream, Inc. (formerly AT&T Canada Corp.) in 2004 and is now competing nationally as well. The other nationwide competitor, Call-Net Enterprises Inc., which operated as Sprint Canada, was acquired by Rogers in 2005. Cable TV companies, such as Rogers, Shaw Communications Inc. and Vidéotron Limited, launched their local telephone services in July 2005 and have had a great deal of success thus far. Their local service is provided either via their cable network or acquired CLEC (i.e., Call-Net) or on a resold basis from an underlying LEC.

As markets become competitive, the Canadian Telecommunications Act permits the CRTC to forbear from regulating the rates and terms of service of Canadian carriers. The long-distance rates of Canadian ILECs have largely been forborne from regulation since 1997. The ILECs’ rates for retail Internet services were forborne from regulation in 1999. On April 6, 2006, the CRTC established a framework for forbearance in respect of local services by defining the geographic markets in which the CRTC will forbear from regulating as the criteria for deregulation are met, and by establishing these criteria. On April 4, 2007 the Governor-in-Council varied this framework by reducing the size of the geographic market in which the criteria are to be met and by relaxing the criteria to be met. As of June 2009 approximately 77% of all residential local lines and 68% of commercial local lines in Canada have been deregulated.

The Competition Bureau issued an Information Bulletin on the Abuse of Dominance Provisions as applied to the Telecommunications Industry on June 6, 2008, in which the Bureau describes its approach in reviewing abuse of dominance complaints in telecommunications markets where the CRTC has forborne from regulating conduct.

On March 12, 2009, the Canadian Competition Act was amended to provide the Competition Tribunal with the power to order the payment of an administrative monetary penalty of up to 15 million Canadian dollars in cases of abuse of dominant position. Subject to any relevant defenses, these amendments apply to telecommunications service providers.

Foreign Ownership Restrictions. Under the Canadian Telecommunications Act and the Radiocommunication Act, and certain regulations promulgated thereunder (i.e., the Radiocommunication Regulations and the Canadian Telecommunications Common Carrier Ownership and Control Regulations), foreign ownership restrictions apply to telecommunications common carriers and radiocommunication carriers (“Canadian carriers”), a concept which includes, for example, CLECs and microwave license holders, but not to companies, such as resellers, that do not own or operate transmission facilities. Accordingly, resellers may be wholly foreign-owned and controlled.

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

The Canadian issuer, along with several other telecommunications service providers, have sought to have the Canadian government review foreign ownership restrictions with a view to lowering these restrictions or eliminating them. In April 2003, the Industry Committee of the House of Commons recommended removing these restrictions in their entirety, for both telecommunications common carriers and for broadcasting distribution undertakings (“BDUs”) such as cable companies. In June 2003, however, another committee of the House of Commons (the Heritage Committee) expressed concerns that changes in ownership restrictions for either telecommunications common carriers or BDUs could have an adverse impact on the broadcasting system. In its September 2003 response to the Industry Committee’s recommendation, the government acknowledged the appropriateness of the committee’s conclusion that removing foreign investment restrictions would benefit the telecommunications industry. However, the government also noted the concerns expressed by the Heritage Committee. The government recognized that it has a responsibility to determine how best to reconcile the conflicting recommendations of the two committees and undertook to analyze this question and be in a position to examine possible solutions by the spring of 2004. However, no solutions were brought forward in 2005 although the issue was raised once again by the Telecom Policy Review Panel (“TPRP”), who recommended in its Final Report that the foreign ownership restrictions be relaxed. In July 2007, Industry Canada announced the creation of the Competition Policy Review Panel (the “Panel”), which was asked to provide recommendations to the government on how to enhance Canadian competitiveness. The Panel’s duties included a sector specific review of the current telecommunications foreign ownership restrictions. We filed a submission in favor of eliminating the restrictions and also presented options to accommodate concerns such as national security. In its report dated June 2008, the Panel supported the TPRP’s recommendations regarding the easing of foreign ownership restrictions. Specifically, the Panel recommended a two phase approach to liberalize the Canadian foreign ownership restrictions. The initial phase would permit foreign companies to establish new telecommunication companies or acquire existing telecommunication companies with less than a 10% share of the Canadian telecommunication market. The second phase would consist of further liberalization upon a review of existing cultural policies and an assessment of the impact of the foreign investment resulting from the initial phase. In its March 2010 budget, the Government indicated support for the removal of foreign ownership rules and moved immediately to remove the foreign ownership restrictions on Canadian satellites. Industry Canada subsequently announced another consultation to again consider the removal of the foreign ownership restrictions in the telecommunications industry. We filed a submission in favor of the model proposed by the TPRP and the Panel or, alternatively, the complete removal of the restrictions. However, despite the support of the TPRP and the Panel it is premature to predict whether any recommendation to remove the restrictions for telecommunications common carriers will be implemented. In July 2009, the CRTC issued a new Canadian ownership and control review policy which subjects foreign investment arrangements in Canadian carriers to more formal procedures. These new procedures include greater public scrutiny of the investment arrangements, in some cases extending to detailed disclosure requirements, and may involve significant delays and limit investors’ opportunity to consult informally with the regulator.

Employees

The following table summarizes the number of our employees as of December 31, 2010 by region:

Total
Canada	745
Australia	574
United States	125
India	136
Europe (International Carrier Services)	45
Brazil	47

Total	1,672

We have never experienced a work stoppage. Only some of our employees in Australia are represented by a labor union and covered by a collective bargaining agreement. We believe that our employee relations are positive.

Other Information

Our Internet address is www.ptgi.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (“SEC”).

ITEM 1A.	RISK FACTORS

A wide range of factors could materially affect the performance of Primus and the Arbinet business, which we acquired on February 28, 2011. In addition to factors affecting specific business operations and the financial results of those operations identified elsewhere in this report, the following factors, among others could adversely affect our operations:

The following is not intended as, and should not be construed as, an exhaustive list of relevant risk factors. There may be other risks that are relevant to an investor’s particular circumstances or generally.

RISKS RELATED TO OUR INDUSTRY AND OVERALL BUSINESS

Continuing global economic conditions could adversely affect our business.

The global economy and capital and credit markets have been experiencing exceptional turmoil and upheaval. Many major economies worldwide entered significant economic recessions beginning in 2007 and continue to experience economic weakness even though economies have begun to show signs of recovery. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, geopolitical issues, the availability, cost and terms of credit, consumer and business confidence, substantially increased and increasing unemployment rates and the crisis in the global housing and mortgage markets have all contributed to increased market volatility and diminished expectations for both established and emerging economies, including those in which we operate. In the second half of 2008, added concerns fueled by government interventions in financial systems led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions have contributed to significant economic uncertainty, which has not subsequently improved in any significant way globally. The availability, cost and terms of credit also have been and may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers over the past several years, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing debt instruments and to access the capital markets and obtain capital lease financing to meet liquidity needs. A continuation of this adverse environment may have an impact on our business and financial condition in the following ways as well as in other ways that we currently cannot predict.

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

A significant portion of our net revenue (about 85% for the year ended December 31, 2010) is derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the USD. Our foreign operating subsidiaries, including our largest operating subsidiaries in Canada and Australia, generate cash in their respective local currencies and fluctuations in exchange rates can have a material adverse impact on amounts of USDs transferred to U.S. parent entities. In the future, we expect to continue to derive a significant portion of our net revenue (which is a substantial source for servicing our significant debt obligations at the parent entity level, as well as a source for making principal payments) and incur a significant portion of our operating costs outside the U.S., and changes in exchange rates have had and may have a significant, and potentially adverse, effect on our results of operations.

From June 30, 2008 through December 31, 2008, the Canadian and Australian dollars (“CAD” and “AUD,” respectively) declined by 17% and 28%, respectively, relative to the USD, and this has had a material adverse impact on amounts of USDs transferred to U.S. parent entities. Conversely, from December 31, 2008 to December 31, 2009, the CAD and AUD increased by 11% and 35%, respectively. From December 31, 2009 to December 31, 2010, the CAD and AUD increased by 5% and 10%, respectively. Due to the large percentage of our operations conducted outside of the U.S., and the cash transfers from these foreign operating subsidiaries to the U.S. parent, a strengthening of the USD relative to one or more of the foregoing foreign currencies could have an adverse impact on future results of operations and could adversely affect our ability to service or repay our consolidated indebtedness and obligations.

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

•

Australia: Telstra, SingTel Optus Pty Limited, Telecom New Zealand Limited, iiNet Limited, SP Telemedia Limited (known as TPG), Macquarie Telecom Group Ltd. and other smaller national and regional service providers and resellers.; and

•

Canada: TELUS, Bell Canada, MTS Allstream, Inc., Saskatchewan Telecommunications, wireless providers, including Rogers, TELUS, Bell Canada, Bragg Communications Inc., COGECO Inc., Quebecor Inc. and Shaw Communications, Inc., cable companies, and other service providers and resellers including Globalive Communications Corp. in Canada.

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

The Arbinet business faces competition for its voice trading services from communication services providers’ legacy processes and new companies that may be able to create centralized trading solutions that replicate Arbinet’s voice trading platform. The Arbinet business’ PrivateExchange and AssuredAxcess solutions may compete with communication services providers’ legacy processes, communication services providers themselves and potentially other companies that provide software and services to communication services providers. The Arbinet business faces competition for its data trading services from Internet service providers and Internet capacity resellers, and to a lesser extent, software-based, Internet infrastructure companies and Internet network service providers. These companies may be more effective in attracting voice traffic than the Arbinet Exchange, (“the Exchange”).

Once communications services providers have established business relationships with competitors to the Arbinet business, it could be extremely difficult to convince them to utilize the Exchange. These competitors may be able to develop services or processes that are superior to Arbinet’s services or processes, or that achieve greater industry acceptance. Where the Arbinet business competes with legacy processes, it may be particularly difficult to convince customers to utilize the Exchange. Since the Exchange provides full disclosure of prices offered by participating sellers on an anonymous basis, buyers may choose to purchase network capacity through the Exchange instead of sending traffic to their existing suppliers at pre-determined, and often higher, contract prices. If suppliers of communications capacity fear or determine that the price disclosure and spot market limit order mechanisms provided by the Exchange will “cannibalize” the greater profit-generating potential of their existing businesses, they may choose to withdraw from the Exchange. If participants withdraw from the Exchange in significant numbers, it could cause the Exchange to fail and materially harm the Arbinet business.

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

Our positioning in the marketplace and intense domestic and international competition in these services places a significant strain on our resources, and if not managed effectively, could result in operational inefficiencies and other difficulties.

Our positioning in the marketplace to focus on Growth Services segments of the telecom market, including broadband, IP-based voice, local, wireless, data and data center solutions may place a significant strain on our management, operational and financial resources and increase demand on our systems and controls. However, the local and long-distance telecommunications, data, broadband, Internet, VoIP, data and hosting and wireless industries are intensely competitive, present relatively limited barriers to entry in the more deregulated countries in which we operate and involve numerous entities competing for the same customers. Recent and pending deregulation in various countries may encourage new entrants to compete, including ISPs, wireless companies, and cable television companies, who could offer voice, broadband, Internet access and television services, and electric power utilities, who could offer voice and broadband Internet access. For example, the U.S. and many other countries have committed to open their telecommunications markets to competition pursuant to an agreement under the World Trade Organization which began on January 1, 1998. Further, in the U.S., the major landline incumbent carriers (including AT&T Inc. and Verizon Communications Inc.) have for many years also provided long-distance services, and previously independent long-distance providers (including AT&T Inc. and MCI Inc.) have been acquired by the landline incumbents. In addition, many entities, including large cable television companies (including Comcast Corporation, Time Warner Cable Inc., Cablevision Systems Corporation and Charter Communications, Inc.) and utilities have been allowed to enter both the local service and long-distance telecommunications markets.

To manage our market positioning effectively, we must continue to implement and improve our operational and financial systems and controls, invest in critical network infrastructure to expand its coverage and capacity including the data centers expansion, maintain or improve our service quality levels, purchase and utilize other transmission facilities, evolve our support and billing systems and train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, support, sales and marketing, administrative resources, network infrastructure, maintenance and upgrading. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required, such as our need to off-shore certain functions. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting, which could impact debt covenant compliance.

We have experienced significant historical, and may experience significant future, operating losses and net losses which may hinder our ability to meet our debt service or working capital requirements.

As of June 30, 2009, the Predecessor Company had an accumulated deficit of $1.06 billion. Predecessor incurred net losses of $149.2 million in 2005, $238.0 million in 2006 and $25.0 million in 2008. During the year ended December 31, 2007, Predecessor recognized net income of $15.7 million, of which $32.7 million of revenue was related to the positive impact of foreign currency transaction gains. Even with the elimination of our significant accumulated deficit and the reduction in indebtedness through our reorganization under Chapter 11 in 2009, future losses may continue. In this regard, the Successor Company incurred a net loss of $19.1 million in 2010.

In addition, at September 30, 2010, Arbinet’s accumulated deficit was $134.4 million. Arbinet incurred a net loss of $8.7 million, $14.9 million, $6.9 million, and $0.4 million for the years ended 2009, 2008, 2007 and 2006, respectively. It is expected that the Arbinet business will incur significant future expenses, particularly with respect to the development of new products and services, deployment of additional infrastructure, and expansion in strategic global markets. In order for the Arbinet business to achieve profitability, it must: increase the usage of the Exchange by the members and carrier services customers and attract new customers in order to improve the liquidity of the Exchange; closely manage its expenses; deliver superior service to the members; mitigate the credit risks of its business; and develop and commercialize new products and services. The Arbinet business may not succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability on a quarterly or annual basis.

In light of the foregoing we cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our debt service or working capital requirements.

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

We have significant international operations and, for the year ended December 31, 2010, derived about 85% of our net revenues by providing services outside of the U.S. In international markets, we are smaller than the principal or incumbent telecommunications carrier that operates in each of the foreign jurisdictions where we operate. In these markets, incumbent carriers: (1) are likely to modify and/or control access to, and pricing of, the local networks; (2) enjoy better brand recognition and brand and customer loyalty; (3) generally offer a wider range of product and services; and (4) have significant operational economies of scale, including a larger backbone network and longer term customer and supplier agreements on preferred and better terms. Moreover, the incumbent carrier may take many months to allow competitors, including us, to interconnect to their switches within our territory, and we are dependent upon their cooperation in migrating customers onto our network. There can be no assurance that we will be able to: (1) obtain the permits and operating licenses required for us to operate in the new service areas; (2) obtain access to local transmission facilities on economically acceptable terms; or (3) market services in international markets.

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

The rapid enhancement of VoIP and Internet technology may result in increasing levels of traditional domestic and international voice long-distance traffic being transmitted over the Internet, as opposed to traditional telecommunication networks. Currently, there are significant capital investment savings and cost savings associated with carrying voice traffic employing VoIP technology, as compared to carrying calls over traditional networks. Thus, there exists the possibility that the price of traditional long-distance voice services will decrease in order to be competitive with VoIP. Additionally, competition is expected to be intense to switch customers to VoIP product offerings, as is evidenced by numerous recent market announcements in the U.S. and internationally from industry leaders and competitive carriers concerning significant VoIP initiatives. Our ability effectively to retain our existing customer base and generate new customers, either through our traditional network or our own VoIP offerings, may be adversely affected by accelerated competition arising as a result of VoIP initiatives, as well as regulatory developments that may impede our ability to compete, such as restrictions on access to broadband networks owned and operated by others and the requirements to provide E911. As competition intensifies as a result of deregulatory, market or technological developments, our results of operations and financial condition could be adversely affected.

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

The loss of the services of, our Chairman and Chief Executive Officer, or the services of our other key personnel, or our inability to attract and retain additional key management, technical and sales personnel, could have a material adverse effect upon our financial condition and results of operations.

RISKS ASSOCIATED WITH OUR FINANCIAL STATEMENTS

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2006, 2007, 2008 and 2010 due to a material weakness that existed in our internal control over accounting for income taxes and as of December 31, 2009 due to a material weakness that existed in our internal control over accounting for foreign currency transaction gain (loss). If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

In evaluating the effectiveness of our internal control over financial reporting, our management identified as of December 31, 2006, 2007, 2008 and 2010 a control deficiency in our controls and procedures over accounting for income taxes and as of December 31, 2009 due to a material weakness over accounting for foreign currency transaction gain (loss), and management concluded in each case that the control deficiency in our internal controls over financial reporting constituted a material weakness. These deficiencies represented a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management’s assessment of our internal control over financial reporting as of December 31, 2006, 2007, 2008 and 2010 identified a material weakness in internal control related to a lack of documentation, insufficient historical analysis and ineffective reconciliation procedures, primarily caused by lack of personnel with adequate expertise in income tax accounting matters. Since identifying the material weakness concerning accounting for income taxes at December 31, 2006, we have undertaken the following initiatives to remediate the material weakness: hired a new Corporate Tax Director and a Manager of Taxation in our Canadian operating unit; established procedures for foreign finance personnel to communicate regularly any tax concerns with the Corporate Tax Director; purchased and implemented tax provision preparation software; and developed quarterly tax documentation formats. After remediating the material weakness during 2009, we completed in 2010 several complicated financial transactions that were not properly accounted for due to insufficient documentation of historical positions. In addition, the effective performance of our tax controls was limited due to the fact that we failed to completely document our key tax processes and controls, which prevented an effective knowledge transfer to the new Corporate Tax Director, who started in the position on January 3, 2011. Accordingly, as of December 31, 2010 our management concluded that our internal controls surrounding accounting for income taxes are not effective.

In March 2010, the Company determined that an error existed related to accounting for foreign currency transaction gain (loss) on certain inter-company balances. Specifically, this error related to activity in the third quarter 2009 resulting in the Company amending its Form 10-Q for the quarter ended September 30, 2009. This amendment restated our financial statements in order to correct a non-cash error relating to accounting for unrealized foreign currency transaction losses associated with certain inter-company balances that were permanent in nature and, therefore, should have been recorded as currency translation adjustment to accumulated other comprehensive income (loss) in the equity section of the balance sheet. Since identifying this, we have undertaken initiatives to remediate this material weakness by (a) performing additional recalculations and analysis of the foreign currency transaction gain (loss) recorded on these intercompany balances; (b) implementing an improved process for assessing the reasonableness of foreign currency transaction gain (loss) recorded on these intercompany balances; and (c) confirming intercompany settlements related to these balances at a transactional level. As a result of such efforts, the material weakness concerning currency transaction was downgraded to a control deficiency and will not be considered completely remediated until the new controls continue to operate for a sufficient period of time and are sufficiently tested to enable management to conclude that the controls are operating effectively. As of December 31, 2010, management concluded that there was a control deficiency concerning foreign currency transactions. See Item 9A, “Controls and Procedures”.

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

RISKS ASSOCIATED WITH THE ARBINET BUSINESS

The members of the Arbinet Exchange may not trade on the Exchange or utilize Arbinet’s other services due to, among other things, the lack of a liquid market, which may materially harm the Arbinet business. Volatility in trading volumes may have a significant adverse effect on the Arbinet business’ financial condition and operating results.

Traditionally, communication services providers buy and sell network capacity in a direct, one-to-one process. The members may not trade on the Exchange unless it provides them with an active and liquid market. Liquidity depends on, among other things, the number of buyers and sellers and the number of competitively priced routes that actively trade on a particular communications route. Arbinet’s ability to increase the number of buyers that actively trade on the Exchange will depend on, among other things, the willingness and ability of prospective sellers to satisfy the quality criteria and price parameters imposed by prospective buyers and, upon the increased participation of competing sellers from which a buyer can choose in order to obtain favorable pricing, achieve cost savings and consistently gain access to the required quality services. Arbinet’s ability to increase the number of sellers that actively trade on the Exchange will depend upon the extent to which there are sufficient numbers of prospective buyers available to increase the likelihood that sellers will generate meaningful sales revenues. Alternatively, the members may not trade on the Exchange if they are not able to realize significant cost savings. This may also result in a decline in trading volume and liquidity of the Exchange. Trading volume is additionally impacted by the mix of hundreds of geographic markets traded on the Exchange. Each market has distinct characteristics, such as price and average call duration. Declines in the trading volume on the Exchange would result in lower revenues to Arbinet and would adversely affect Arbinet’s profitability because of Arbinet’s predominantly fixed cost structure.

The members may not trade on the Exchange because such members may conclude that the Exchange will replace their existing business at lower margins.

If the Exchange continues to be an active, liquid market in which lower-priced alternatives are available to buyers, sellers may conclude that further development of the Exchange will erode their profits and they may stop offering communications capacity on the Exchange. Since the Exchange provides full disclosure of prices offered by participating sellers, buyers may choose to purchase network capacity through the Exchange instead of sending traffic to their existing suppliers at pre-determined, and often higher, contract prices. If suppliers of communications capacity fear or determine that the price disclosure and spot market limit order mechanisms provided by the Exchange will “cannibalize” the greater profit-generating potential of their existing business, they may choose to withdraw from the Exchange, which ultimately could cause the Exchange to fail and materially harm Arbinet’s business.

The combined company’s carrier services strategy may adversely affect the activity of members on the Exchange.

Arbinet has traditionally operated as an anonymous Exchange. However, some of the members may view the merger with Primus as competitive to their businesses and may limit or eliminate their activity on the Exchange. Any such reduction could have a material adverse effect on the Arbinet business’ operating results.

The Arbinet business may incur losses on customer calls that do not match the expected distribution of calls to the offered destination in carrier services.

The trading Exchange operates using the Arbinet business’ defined codes so that the buyer is committed to pay the price for those codes and the seller is committing to offer termination using those codes. In the carrier services offering, Arbinet may compile a destination using multiple suppliers, each with their own prices for regions in that destination. However, portability of numbers between carriers at that destination may alter the price for termination. Arbinet is then offering to provide termination to the broader destination to its customers on the assumption that a certain blend of calling will be achieved. If the customer sends a blend of calls that is substantially different from what is expected and all of those calls are to the more expensive parts of a destination, Arbinet may receive invoices that are significantly greater than expected and may limit its ability to complete a sale to the buyer that is profitable for Arbinet.

The Arbinet business’ standard member enrollment cycle can be long and uncertain and may not result in revenues.

The member enrollment cycle for full membership on the Exchange can be long, and may take up to 12 months or even longer from Arbinet’s initial contact with a communication services provider until that provider signs the membership agreement. Because Arbinet offers a new method of purchasing and selling international long distance voice calls and Internet capacity, Arbinet must invest a substantial amount of time and resources to educate prospective members on services providers regarding the benefits of the Exchange. Factors that contribute to the length and uncertainty of the member enrollment cycle and which may reduce the likelihood that a member will purchase or sell communications traffic through the Exchange include:

•	the strength of pre-existing one-to-one relationships that prospective members may already have with their communication services providers;

•	existing incentive structures within the members’ organizations that do not reward decision-makers for savings achieved through cost-cutting;

•	the experience of the trial trading process by prospective members;

•	an aversion to new methods for buying and selling communications capacity; and

•	the effect of the limited credit available to prospective members and the associated impact on their spending and cash flow.

Arbinet is exposed to the credit risk of the members not covered by its credit management programs with third parties, which could result in material losses.

There have been adverse changes in the public and private equity and debt markets for communication services providers that have affected their ability to obtain financing or to fund capital expenditures. In some cases, the significant debt burden carried by certain communication services providers has adversely affected their ability to pay their outstanding balances with Arbinet and some of the members have filed for bankruptcy as a result of their debt burdens. Although these members may emerge from bankruptcy proceedings in the future, unsecured creditors, such as Arbinet, often receive partial or no payment toward outstanding obligations. Furthermore, because Arbinet is an international business, Arbinet may be subject to the bankruptcy laws of other nations, which may provide Arbinet limited or no relief. Although these losses have not been significant to date, future losses, if incurred, could be significant, particularly as a result of the impact of adverse economic conditions and the potential further tightening of credit availability on customers, and could harm the Arbinet business and have a material adverse effect on our overall operating results and financial condition.

Arbinet may be unable to effectively manage the pricing risk, which could result in significant losses.

In certain instances, Arbinet offers its customers a fixed rate for specific markets for a set duration. Arbinet may assume the risk on the price of the minutes and Arbinet may not be able to secure the prices from sellers to ensure Arbinet does not lose money on the minutes purchased by the buyers. Arbinet could incur significant losses related to having a higher cost of minutes sold in relation to the price offered to the buyer of this service.

Expanding and maintaining international operations will subject Arbinet to additional risks and uncertainties.

Arbinet expects to continue the expansion of its international operations, which will subject Arbinet to additional risks and uncertainties. Arbinet has established exchange delivery points in New York City, London, Frankfurt, Miami and Hong Kong, and Arbinet intends to expand its presence. Foreign operations are subject to a variety of additional risks that could have an adverse effect on Arbinet’s business, including:

•	difficulties in collecting accounts receivable and longer collection periods;

•	changing and conflicting regulatory requirements;

•	potentially adverse tax consequences;

•	tariffs and general export restrictions;

•	difficulties in integrating, staffing and managing foreign operations;

•	political instability;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	the impact of local economic conditions and practices;

•	potential non-enforceability of Arbinet’s intellectual property and proprietary rights in foreign countries; and

•	fluctuations in currency exchange rates.

Arbinet’s inability to manage these risks effectively could result in increased costs and distractions and may adversely affect Arbinet’s business, financial condition and operating results.

Arbinet’s pricing in the Exchange and new products and services may not be sustainable and may decline over time.

As prices for international long-distance minutes continue to decline, Arbinet needs to charge the members less for utilization of its services. Arbinet may also need to reduce its prices to drive incremental minutes on the Exchange. As Arbinet has a predominantly fixed-price operating cost structure, Arbinet is evaluating pricing programs that maximize the volume and aggregate fee revenues on the Exchange. Arbinet continues to explore additional volume discounting programs and alternative pricing programs to drive overall fee revenues. Arbinet’s fee revenue per minute may decline in the coming quarters as Arbinet explores these pricing initiatives. Arbinet cannot be certain that its pricing programs will drive significant enough increases in volume to offset the price reduction and, therefore, Arbinet’s aggregate fee revenues may decline due to these pricing programs.

System failures, human error and security breaches could cause Arbinet to lose members and expose Arbinet to liability.

The communications services providers that use Arbinet’s services depend on Arbinet’s ability to accurately track, rate, store and report the traffic and trades that are conducted on its platform. Software defects, system failures, natural disasters, human error and other factors could lead to inaccurate or lost information or the inability to access the exchange. From time to time, Arbinet has experienced temporary service interruptions. Arbinet’s systems could be vulnerable to computer viruses, physical and electronic break-ins and third party security breaches. In a few instances, Arbinet manually input trading data, such as bid and ask prices, at the request of the members, which could give rise to human error and miscommunication of trading information and may result in disputes with the members. Any loss of information or the delivery of inaccurate information due to human error, miscommunication or otherwise or a breach or failure of Arbinet’s security mechanisms that leads to unauthorized disclosure of sensitive information could lead to member dissatisfaction and possible claims against Arbinet for damages.

Undetected defects in Arbinet’s technology could adversely affect its operations.

Arbinet’s technology is complex and is susceptible to errors, defects or performance problems, commonly called “bugs.” Although Arbinet regularly tests its software and systems extensively, Arbinet cannot ensure that its testing will detect every potential error, defect or performance problem. Any such error, defect or performance problem could have an adverse effect on Arbinet’s operations. Users of Arbinet’s services may be particularly sensitive to any defects, errors or performance problems in Arbinet’s systems because a failure of Arbinet’s systems to monitor transactions accurately could adversely affect their own operations.

If Arbinet does not adequately maintain the members’ and customers’ confidential information, Arbinet could be subject to legal liability and its reputation could be harmed.

Any breach of security relating to confidential information of the members or customers could result in legal liability to Arbinet and a reduction in use of the Exchange or cancellation of Arbinet’s services, either of which could materially harm Arbinet’s business. Arbinet’s personnel often receive highly confidential information from buyers and sellers that is stored in Arbinet’s files and on its systems. Similarly, Arbinet receives sensitive pricing information that has historically been maintained as a matter of confidence within buyer and seller organizations.

Arbinet currently has practices, policies and procedures in place to ensure the confidentiality of the members’ and customers’ information. However, Arbinet’s practices, policies and procedures to protect against the risk of inadvertent disclosure or unintentional breaches of security might fail to adequately protect information that Arbinet is obligated to keep confidential. Arbinet may not be successful in adopting more effective systems for maintaining confidential information, so its exposure to the risk of disclosure of the confidential information of the members or customers may grow as Arbinet expands its business and increases the amount of information that it possessed. If Arbinet fails to adequately maintain the members’ or customers’ confidential information, some of them could end their business relationships with Arbinet and Arbinet could be subject to legal liability.

Arbinet may not be able to keep pace with rapid technological changes in the communications services industry.

The communications services industry is subject to constant and rapid technological changes. Arbinet cannot predict the effect of technological changes on its business. New services and technologies may be superior to Arbinet’s services and technologies, or may render Arbinet’s services and technologies obsolete.

To be successful, Arbinet must adapt to and keep pace with rapidly changing technologies by continually improving, expanding and developing new services and technologies to meet customer needs. Arbinet’s success will depend, in part, on its ability to respond to technological advances, meet the evolving needs of members and customers and conform to emerging industry standards on a cost-effective and timely basis, if implemented. Arbinet will need to spend significant amounts of capital to enhance and expand its services to keep pace with changing technologies. Failure to do so may materially harm Arbinet’s business.

Any failure of Arbinet’s physical infrastructure could lead to significant costs and disruptions that could reduce its revenue and harm its business reputation and financial results.

Arbinet’s business depends on providing customers with highly reliable service. Arbinet must protect its infrastructure and any colocated equipment of the members located in Arbinet’s exchange delivery points, or EDPs. Arbinet’s EDPs and the services Arbinet provides are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	power loss; and

•	terrorism, sabotage and vandalism.

Problems at one or more of Arbinet’s EDPs, whether or not within Arbinet’s control, could result in service interruptions or significant equipment damage. Any loss of services, equipment damage or inability to terminate voice calls or supply Internet capacity could reduce the confidence of the members and customers and could consequently impair Arbinet’s ability to obtain and retain members and customers, which would adversely affect both Arbinet’s ability to generate revenues and its operating results.

RISKS RELATING TO, OR FOLLOWING, THE ARBINET MERGER

Primus may not realize the anticipated benefits of the Arbinet merger.

Primus and Arbinet entered into the Merger Agreement with the expectation that the merger would result in various benefits including, among other things, synergies, cost savings, maintaining business and customer levels of activity and operating efficiencies. The success of the merger will depend, in part, on our ability to realize these anticipated benefits from combining the businesses of Primus and Arbinet.

The integration process is subject to a number of uncertainties. Although Primus’s plans for integration are focused on minimizing those uncertainties to help achieve the anticipated benefits, no assurance can be given that these benefits will be realized or, if realized, the timing of their realization. Integration efforts associated with the merger could divert management attention and resources away from operating and strategic objectives and could have an adverse effect on the businesses of both Primus and Arbinet during the transition period. Failure to achieve anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect Primus’s future business, financial condition, operating results and prospects. In addition, we may not be able to eliminate duplicative costs or realize other efficiencies from integrating the businesses to offset part or all of the transaction and merger-related costs incurred by Primus and Arbinet.

The financial forecasts of Primus that include the Arbinet business that may be included in future announcements and disclosures from time to time involve risks, uncertainties and assumptions, many of which are beyond the control of Primus. As a result, they may not prove to be accurate and are not necessarily indicative of current or future values or future performance.

The financial forecasts of Primus that may be contained in future announcements and disclosures from time to time involve risks, uncertainties and assumptions and are not a guarantee of future performance. The future financial results of Primus may materially differ from those expressed in the financial forecasts due to factors that are beyond Primus’s ability to control or predict. Primus cannot provide any assurance that any of its financial forecasts will be realized or that future financial results will not materially vary from the financial forecasts. The financial forecasts may cover multiple years, and the information by its nature becomes subject to greater uncertainty with each successive year. The financial forecasts do not take into account any circumstances or events occurring after the date they were prepared.

The financial forecasts:

•	may make numerous assumptions, many of which are beyond the control of Arbinet or Primus and may not prove to be accurate;

•

may not necessarily reflect revised prospects for Primus’s businesses, changes in general business or economic conditions, or any other transaction or event that has occurred or that may occur and that was not anticipated at the time the forecasts were prepared;

•	may not be necessarily indicative of current or future values or future performance, which may be significantly more favorable or less favorable than is reflected in the forecasts; and

•	should not be regarded as a representation that the financial forecasts will be achieved.

The financial forecasts may not be prepared with a view toward public disclosure or compliance with published guidelines of the SEC or the American Institute of Certified Public Accountants for preparation and presentation of prospective financial information or United States generally accepted accounting principles, or U.S. GAAP, and may not reflect the effect of any proposed or other changes in U.S. GAAP that may be made in the future.

The market value of Primus common stock could decline if large amounts of its common stock are sold following the Merger.

Following the Merger, stockholders of Primus and former stockholders of Arbinet will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Current stockholders of Primus and Arbinet may not wish to continue to invest in the additional operations of the combined company, or may wish to reduce their investment in the combined company, or for other reasons may wish to dispose of some or all of their interests in Primus following the Merger. If, following the Merger, large amounts of Primus common stock are sold, the price of its common stock could decline.

The Merger may not be accretive and may cause dilution to Primus’s earnings per share, which may negatively affect the market price of Primus’s common stock.

As of the filing date of this Form 10-K, Primus currently anticipates that the Arbinet merger will be accretive to U.S. GAAP earnings per share in 2012 and on an adjusted earnings per share basis in 2011. This expectation is based on preliminary estimates that may materially change. Primus could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger. All of these factors could cause dilution to Primus’s earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the price of Primus’s common stock.

Primus’s efforts to have Primus common stock listed for trading on the NASDAQ has not yet been successful, which results in limited liquidity for its stockholders.

Primus has not yet succeeded in having its common stock listed on the NASDAQ, Arbinet stockholders would receive shares of Primus common stock that are not listed on a national securities exchange in return for their shares of Arbinet common stock, which were listed on the NASDAQ Global Market.

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

If Group and its “restricted subsidiaries” have Excess Cash Flow (as defined below) for any fiscal year commencing with the fiscal year ending December 31, 2010, then the issuers of the 13% Senior Secured Notes due 2016 (the “13% Notes”) are obligated to jointly apply an amount equal to 50% of such Excess Cash Flow for such period (the “Excess Cash Flow Offer Amount”) and to make a joint offer to the holders of the 13% Notes to repurchase all or a portion of such notes as Units with an aggregate repurchase price in cash equal to the Excess Cash Flow Offer Amount (an “Excess Cash Flow Offer”). Excess Cash Flow means for any such fiscal year (a) the excess of (1) consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) over (2) the sum, subject to certain exceptions, represented by: (i) capital expenditures; (ii) consolidated interest expense paid in cash; (iii) income and franchise taxes paid in cash; and (iv) reductions in certain indebtedness minus (b) the absolute value of negative Excess Cash Flow, if any. See Note 7 to our Consolidated Financial Statements.

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

If our outstanding 14 1/4% Senior Subordinated Secured Notes due May 2013 (the “14 1/4% Notes”) have not been refinanced in accordance with the terms of its indenture on or prior to January 21, 2013, then the Issuers will be required to redeem the 13% Notes in advance of the 14 1/4% Notes scheduled maturity at a price equal to the then applicable optional redemption price.

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

The maturity of the 14 1/4% Notes is earlier than the maturity of the 13% Notes. While we expect to refinance the 14 1/4% Notes, we may not be able to do so or refinancing may not be available on commercially reasonable terms. Our ability to complete a refinancing of the 14 1/4% Notes prior to their maturity is subject to a number of conditions beyond our control. For example, if disruption in the financial markets were to occur at the time that we intended to refinance the 14 1/4% Notes, we might be restricted in our ability to refinance that indebtedness. If we are unable to refinance the 14 1/4% Notes our alternatives would consist of negotiating an extension of such indebtedness with the holders and seeking or raising new capital. If we were unsuccessful, the holders of the 14 1/4% Notes could demand repayment of the indebtedness owed to them on May 20, 2013. As a result, our ability to pay the principal of and interest on such indebtedness would be adversely affected.

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

In the U.S., the Communications Act and associated FCC regulations, require that every provider of interstate telecommunications carrier contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, which affects our cost of providing services. At present, these contributions are calculated based on contributors’ interstate and international revenue derived from U.S. end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. On April 21, 2010, the FCC issued certain specific new proposals regarding contributions to the universal service fund that, if adopted, could materially affect our own contributions to the fund. These new proposals would affect most of our competitors, but not all of our competitors would be affected in the same way or to the same degree as we would be. The FCC has also announced its intention to propose new rules regarding the universal service program during the first quarter of 2011. It is impossible to predict the impact of these new proposals, if adopted, on our operations and financial results. In addition, AT&T Inc. filed a “Petition for Immediate Commission Action” on July 10, 2009, requesting that the FCC adopt a new mechanism for calculating federal universal service fund contribution that would be applicable to all contributors, including us. The specific proposal, which has been pending at the FCC for some time, is to determine contributions to the USF based on “assessable telephone numbers” rather than interstate and international revenues. This AT&T proposal remains pending. We cannot predict whether the FCC will adopt this or some other contribution methodology, nor can we predict the potential impact on our business at this time. But a revised contribution methodology could increase our contribution obligation, including increasing our contribution disproportionately compared to some of our competitors. In such event, we may need to either raise the total amount of our consumer’s bills, potentially making us less competitive with other providers of communications services, or reduce our profit margins.

In the United States and Canada, there is increasing regulation of Voice over Internet Protocol service offerings. Increased regulation may increase our costs, reduce our profit margins, or make our services less competitive in the communications marketplace.

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

We are unable to predict the impact, if any, that future legislation, judicial decisions or regulations concerning Internet Protocol products and services may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, fees, charges, surcharges, and taxation of VoIP services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, filing requirements, consumer protection, public safety issues like E911, CALEA, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The rules that the FCC has already extended to interconnected VoIP providers include:

•

Rules with respect to the use of CPNI requiring VoIP providers to adhere to particular customer approval processes when using CPNI outside of pre-defined limits and when using CPNI for marketing purposes, and requiring VoIP providers to take certain steps to verify a customer’s identity before releasing any CPNI over the telephone or the Internet, and to report unauthorized disclosures of CPNI.

•

In April 2010, the FCC adopted a Notice of Inquiry regarding the possible establishment of a voluntary “cyber security” certification program. At present it is not possible to predict whether any new formal or informal requirements will arise from this proceeding or how any such requirements might affect our business.

•

The disability access requirements of Sections 225 and 255 of the Communications Act, which have been interpreted by the FCC to require interconnected VoIP providers to contribute to the telecommunications relay services fund and offer 711 abbreviated dialing access to relay services, and to ensure that VoIP services are accessible to persons with disabilities, if reasonably achievable. In August 2010, the FCC adopted a Further Order and Notice of Proposed Rulemaking with respect to hearing aid compatibility requirements applicable to various services. We cannot predict at this time what new requirements the FCC will establish, if any, or how any such new requirements may affect us.

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

•

In December 2010, the FCC released a Notice of Inquiry regarding “Next Generation 911” service. It is uncertain whether the FCC will adopt specific requirements arising from these proceedings or, if it does, how and whether any such requirements will affect us.

•	Rules requiring VoIP providers to pay regulatory fees based on reported interstate and international revenues, including universal service fees.

In Canada the CRTC has extended rules to interconnected VoIP providers that are similar to certain of those described above for the U.S., which rules are also subject to change from time to time. In addition, the CRTC is currently conducting public proceedings on whether to recover its operating fees from all telecommunications service providers, including resellers such as us, rather than only from Canadian carriers; and on whether and how to redefine the Basic Service Objectives, for whose subsidization we and other telecom service providers are required to contribute a proportion of our Canadian telecom service revenues.

We may become subject to increased obligations with regard to accessibility obligations for people with disabilities and more of our service offerings may become subject to disabilities access obligations

In October 2010, the “Twenty-First Century Communications and Video Accessibility Act” was signed into law. The new law requires the FCC to initiate a proceeding to determine what services should be required to offer access for people with disabilities and what those accessibility requirements should entail. The FCC has initiated its rulemaking but the process is in its infancy. At this time, we cannot predict whether we will be subject to additional accessibility requirements or whether any of our service offerings that are not currently subject to disabilities access requirements will be subject to such obligations.

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

•

a regulatory reform package recently announced by the Australian government that, if enacted, will (a) separate Telstra’s retail arm from its international carrier services business (via either functional or structural separation); and (b) provide the ACCC with greater powers to set access prices;

•	general changes in access charges and contribution payments could adversely affect our cost of providing long-distance, wireless, broadband, VoIP, local and other services; and

•

regulatory proceedings in Canada determining whether and the extent to which regulation should mandate access to networks and interconnection including intra-exchange transport services which we use to interconnect our DSLAM colocation sites and high speed access to residential and business services.

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

We may be similarly exposed to liability in Canada in connection with emergency services associated with our VoIP services. A description of our regulatory obligations associated with our VoIP services in Canada is set forth under “Government Regulation.”

The Federal Communications Commission may impose additional E911 obligations on VoIP providers, like us, that may increase our cost, decrease our profits, or make our services less competitive with other providers of calling services.

In September 2010, the FCC released a Notice of Proposed Rulemaking considering the imposition of additional E911 obligations on interconnected VoIP providers. Specifically, the FCC is considering requiring interconnected VoIP providers to determine automatically the physical location of their customer rather than allowing customers to manually register their location. Moreover, the Notice includes a tentative conclusion that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize automatic location technology that meets the same accuracy standards applicable to providers of mobile phone service providers. At this time, we are unable to predict the outcome of this proceeding or its impact on us.

In September 2010, the FCC released a Further Notice of Inquiry seeking additional comments on a number of issues including, but not limited to, whether nomadic interconnected VoIP providers, like us, should be required to offer automatic location information of their users without customers providing location information. The FCC also seeks comment on how far it can extend E911 obligations to other types of companies including device manufacturers, software developers and others. At this time we cannot predict the outcome of this proceeding nor can we predict its potential impact on our business.

The rates we pay to interconnected telecommunications carriers in the U.S. may increase, which may reduce our profitability or increase the retail price of our service.

The FCC is considering reform of the methodology that regulated telecommunications carriers use to determine the appropriate payments for the exchange of traffic that is necessary to complete telephone calls to the traditional telephone network. In April 2010 the FCC announced its intention to issue a ruling clarifying network operators’ interconnection obligations. The FCC also announced its intention to issue proposed new rules governing the payments carriers make and receive in connection with the exchange of telecommunications traffic. This FCC proposal is now likely to be issued during the first quarter of 2011. The result of these actions, as well as any action the FCC may take in currently pending proceedings bearing on these issues, may be an increase in the rates we pay to such carriers to send traffic to or receive traffic from the traditional telephone network, which would increase our costs. Such a cost increase may result in us increasing the retail price of our service, which may make us less competitive in the communications marketplace, or may reduce our profitability. We cannot predict the outcome of this proceeding.

We may not be able to comply with recent FCC requirements regarding the transfer of telephone numbers to other providers when customers change providers.

In 2008, the FCC clarified that interconnected VoIP providers, such as us, are subject to its rules regarding transferring the telephone numbers of customers that choose to obtain service from other providers, including both interconnected VoIP providers and traditional carriers. In 2009, the FCC released an order that reduces the amount of time within which voice service providers must transfer a telephone number to a new provider. We, along with other VoIP providers, are now required to transfer telephone numbers on the shortened timeframe. We rely on our underlying, third party carriers to comply with these rules. Our third party, underlying carriers are currently in compliance with the FCC’s rules and we expect that they will remain in compliance. But should our underlying carriers fail to comply with the FCC rules, we may be subject to fines, penalties, or cease and desist orders.

States in the U.S. may subject our service to state Universal Service Fund obligations.

Several states have attempted to require nomadic interconnected VoIP providers to contribute to state USFs. One state, Nebraska, engaged in litigation with a provider of interconnected VoIP services similar to us. On July 16, 2009, Kansas and Nebraska filed a petition with the FCC requesting a declaratory ruling that states are not preempted from requiring nomadic interconnected VoIP providers to contribute to state USFs. The petition also sought a retroactive rule finding that states have been able to collect such contributions for an uncertain time period. On November 5, 2010, the FCC released an order granting the petition in part, clarifying that on a prospective basis states may extend USF contribution requirements to cover intrastate revenues of nomadic VoIP providers, so long as the state’s particular requirements do not conflict with federal law or policies. We cannot predict which states may seek to impose such contributions on us. Decisions by states to collect state USF contributions may result in increased state regulation of our service and increased costs associated with our services, which may lead to either low profits or a less competitively priced service. Typically, state USF fees would be passed on to consumers. At this time, we cannot predict the outcome of individual state decisions or the impact such decisions might have on our business.

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

Our service offerings require that customers have access to broadband Internet access at a sufficient bandwidth in order to support call quality and other related services. We and our customers rely on service providers that have significant market power in the broadband Internet access marketplace including incumbent providers of wireline telephone services, cable companies and wireless companies. It is possible that some of these providers could take measures to degrade or disrupt our services, or increase the cost to us or our users to obtain access to certain levels of bandwidth necessary to make our service offerings. The FCC’s jurisdiction to prohibit or regulate these activities is unclear due to a 2009 ruling of the United States Court of Appeals for the D.C. Circuit. The FCC has taken the position that it has sufficient jurisdiction to issue regulations in this area. While interference with access to our products and services seems unlikely such broadband Internet access provider interference has occurred, in very limited circumstances in the U.S., and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby harming our revenue and growth.

We are subject to the requirements of the Federal Trade Commission’s new “Red Flag” identity theft rules.

We must comply with Section 114 of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) and rules of the Federal Trade Commission (“FTC”) that require “creditors” to develop and effectuate written internal programs to detect, prevent, and mitigate identity theft in connection with their accounts. The rules became effective on January 1, 2011, and we may be deemed to be a “creditor” as defined in the FACTA. We are taking steps to ensure compliance with the FTC’s rules, but if and to the extent that we are determined to be out of compliance with the rules we may be subject to fines, penalties, compliance orders or any combination of the foregoing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease our corporate headquarters facility, which is located in McLean, Virginia. Additionally, we lease administrative, technical and sales office space, as well as space for our switches and data centers, in various locations in the countries in which we operate. As of December 31, 2010 total leased space in the United States, Australia, Canada, Brazil and the United Kingdom, as well as other countries in which we operate, approximates 580,000 square feet and the total annual lease costs are approximately $15.2 million. The operating leases expire at various times with the longest commitment expiring in 2019. We believe that our present administrative and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed, and we further believe that the current leased facilities are adequate to house existing communications equipment.

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

Common Stock

Primus Telecommunications Group, Incorporated (“we” or “us”) common stock has traded on the OTC Bulletin Board under the ticker symbol “PMUG” since July 1, 2009, (the “New Common Stock”). Shares of our common stock issued and outstanding immediately prior to July 1, 2009 (the “Old Common Stock”) traded on the over-the-counter market, both through listings on the OTC Bulletin Board and in the National Quotation Bureau “Pink Sheets.” The ticker symbol “PRTL” was assigned to our Old Common Stock for over the counter quotations. On June 30, 2009 share of our outstanding Old Common Stock were cancelled pursuant to the terms of our Plan of Reorganization and 9,600,000 shares of New Common Stock were issued. We have no continuing obligations with respect to the Old Common Stock.

The following table provides the high and low sale prices for our common stock authorized in connection with our emergence from bankruptcy as reported on the over-the-counter market for the period beginning July 1, 2009 and for our Old Common Stock for the periods through June 30, 2009. These prices do not include retail markups, markdowns or commissions.

	Successor		Predecessor
	New Common Stock (1)		Old Common Stock (2)
Period	High	Low	High	Low
2010
1 st Quarter	$7.25	$5.65
2nd Quarter	$7.54	$6.15
3rd Quarter	$7.70	$6.75
4th Quarter	$14.00	$7.00

2009
1 st Quarter			$0.09	$0.003
2nd Quarter			$0.04	$0.01
3rd Quarter	$7.75	$3.20
4th Quarter	$7.25	$5.60

(1)	9,600,000 Shares of New Common Stock were issued pursuant to the terms of our Plan of Reorganization and trading commenced on July 1, 2009 on a “when issued” basis. The New Common Stock was listed on the OTC Bulletin Board and trades under the ticker symbol “PMUG”.
(2)	All outstanding shares of the Old Common Stock were cancelled pursuant to the terms of our Plan of Reorganization and no further trading occurred after June 30, 2009.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, our capital requirements and financial condition. Dividends are currently restricted by the senior secured notes and the senior subordinated secured notes indentures, and may be restricted by other arrangements entered into in the future by us. It is the present intention of the Board of Directors to retain all earnings, if any, for use in our business operations, and accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future.

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

Holders of Common Stock

As of February 28, 2011, the Company had three holders of record of our common stock. The Company believes that this represents approximately 700 beneficial owners.

Recent Sales of Unregistered Securities

There are no unregistered sales of securities for 2010, other than the transactions that have been previously reported in our quarterly report on Form 10-Q for the period ended June 30, 2010, which description is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following shares of Common Stock were withheld to satisfy tax withholding obligations during the year ended December 2010. Upon vesting of restricted stock awarded by the Company to employees, the Company withholds shares to cover employees’ tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding requirements in the form of a cash payment. The table below reflects the only repurchases of equity securities made by the Company in the year 2010. The Company does not have a stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plan or programs
2010
1st Quarter	56,843	$5.88	56,843	—
2nd Quarter	—	—	—	—
3rd Quarter	—	—	—	—
4th Quarter	1,691	$9.80	1,691	—

	58,534	$6.16	58,534	—

Stock Performance Graph

The following graph, furnished voluntarily further to Instruction 6 to Item 201(e) of Regulations S-K, compares the cumulative total returns during the period from July 1, 2009 to December 31, 2010 of our common stock to the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s Telecommunications Index. The comparison assumes $100 was invested on July 1, 2009 in each of the New Common Stock of the Company and the indices and assumes that all dividends were reinvested. The reorganized company’s New Common Stock began trading on the over the counter bulletin board on July 1, 2009. The company’s Old Common Stock, which was actively traded prior to July 1, 2009, does not provide meaningful comparison and the performance of the Old Common Stock has not been provided.

	July 1, 2009	December 31, 2009	December 31, 2010
Primus Telecommunications Group Inc. (PMUG)	$100.00	$143.75	$312.50
Standard & Poor’s Midcap 400 Index	100.00	125.69	156.93
Standard & Poor’s Telecommunications Index	$100.00	$115.29	$128.67

The performance graph will not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Primus specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with (i) Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview,” (ii) our consolidated audited annual financial statements and the notes thereto, each of which are contained in Item 8 entitled “Financial Statements and Supplementary Data.” and (iii) the information described below under “European Retail Discontinued Operations.”

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

In accordance with ASC No. 805, the preliminary allocation of the reorganization value is subject to additional adjustment until the Company has completed its analysis, but not to exceed one year after emergence from bankruptcy, to provide the Company with the time to complete the valuation of its assets and liabilities. The final determination of the fair value of individual assets and liabilities and the final allocation of the reorganization value was finalized during the first six months of 2010.

European Retail Discontinued Operations. Subsequent to its December 31, 2009 year-end, the Company had sold or held for sale its Europe segment, which is also known as European retail operations, and classified the components of these operations as discontinued operations. As a result, the Company has applied retrospective adjustments for 2009, 2008 and 2007 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2009. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations. The Company did not retrospectively adjust its 2009 or 2008 Consolidated Balance Sheet, as held for sale criteria were not met until the third quarter of 2010; as such, financial information for the Europe segment will appear, as applicable, where certain balance sheet information is presented. The following selected financial information has been recast to reflect such retrospective classification of the Company’s European retail operations.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
NET REVENUE	$764,947	$397,520	$365,245	$832,837	$829,342	$907,180

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	488,612	259,566	236,925	526,435	506,847	594,486
Selling, general and administrative	198,201	95,223	88,585	239,123	249,346	240,410
Depreciation and amortization	65,279	36,990	11,545	30,356	26,917	41,387
(Gain) loss on sale or disposal of assets	196	102	(43)	(5,966)	241	13,954
Asset impairment write-down	—	—	—	—	—	185,952

Total operating expenses	752,288	391,881	337,012	789,948	783,351	1,076,189

INCOME (LOSS) FROM OPERATIONS	12,659	5,639	28,233	42,889	45,991	(169,009)
INTEREST EXPENSE	(35,490)	(17,278)	(14,093)	(53,971)	(60,709)	(53,920)
(ACCRETION) AMORTIZATION ON DEBT PREMIUM/DISCOUNT, net	(183)	(3)	189	583	(449)	(1,732)
CHANGE IN FAIR VALUE OF DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT	—	—	—	—	—	5,373
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	164	(4,146)	—	36,872	(7,652)	7,409
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(13,737)	(2,804)	—	—	—	—
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	741	492	378	3,284	6,018	2,652
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	16,413	19,566	20,332	(46,378)	32,734	11,873

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(19,433)	1,466	35,039	(16,721)	15,933	(197,354)
REORGANIZATION ITEMS, net	1	(421)	424,825	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(19,432)	1,045	459,864	(16,721)	15,933	(197,354)
INCOME TAX BENEFIT (EXPENSE)	9,085	10,180	(4,074)	739	9,264	(4,990)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(10,347)	11,225	455,790	(15,982)	25,197	(202,344)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(11,771)	(4,050)	15,081	(5,890)	(15,593)	(44,139)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	2,926	(110)	251	—	6,132	7,415

NET INCOME (LOSS)	(19,192)	7,065	471,122	(21,872)	15,736	(239,068)
Less: Net (income) loss attributable to the noncontrolling interest	105	(333)	32	(3,159)	—	1,110

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(19,087)	$6,732	$471,154	$(25,031)	$15,736	$(237,958)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.05)	$1.13	$3.19	$(0.13)	$0.19	$(1.79)
Income (loss) from discontinued operations, net of tax	(1.21)	(0.42)	0.11	(0.05)	(0.12)	(0.40)
Gain (loss) from sale of discontinued operations, net of tax	0.30	(0.01)	—	—	0.05	0.07

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.96)	$0.70	$3.30	$(0.18)	$0.12	$(2.12)

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
DILUTED LOSS PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.05)	$1.11	$2.63	$(0.13)	$0.14	$(1.79)
Gain (loss) from discontinued operations, net of tax	(1.21)	(0.41)	0.09	(0.05)	(0.08)	(0.40)
Gain (loss) from sale of discontinued operations, net of tax	0.30	(0.01)	—	—	0.03	0.07

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.96)	$0.69	$2.72	$(0.18)	$0.09	$(2.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,721	9,600	142,695	142,643	128,771	112,366

Diluted	9,721	9,800	173,117	142,643	196,470	112,366

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(10,242)	$10,892	$455,822	$(19,141)	$25,197	$(201,234)
Income (loss) from discontinued operations, net of tax	(11,771)	(4,050)	15,081	(5,890)	(15,593)	(44,139)
Gain (loss) from sale of discontinued operations, net of tax	2,926	(110)	251	—	6,132	7,415

Net income (loss)	$(19,087)	$6,732	$471,154	$(25,031)	$15,736	$(237,958)

Balance Sheet Data:

	Successor		Predecessor
	As of December 31,		As of December 31,
(in thousands)	2010	2009	2008	2007	2006
Total assets	$514,459	$558,914	$330,444	$460,403	$392,250
Total long-term obligations (including current portion)	$243,891	$257,516	$604,837	$673,903	$644,074
Total liabilities	$431,425	$459,005	$789,169	$907,943	$860,506
Total Primus Telecommunications Group, Inc. stockholders’ equity (deficit)	$83,034	$99,909	$(461,539)	$(447,540)	$(468,255)

Discontinued Operations Data:

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net revenue	$37,506	$26,813	$26,271	$66,876	$76,647	$109,939
Operating expenses	50,605	29,322	27,408	71,718	91,187	152,606

Income (loss) from operations	(13,099)	(2,509)	(1,137)	(4,842)	(14,540)	(42,667)
Interest expense	(8)	(45)	(42)	83	(664)	(255)
Interest income and other income (expense)	(396)	(160)	37	52	(314)	(67)
Foreign currency transaction gain (loss)	(137)	(1,184)	788	(808)	(41)	(1,196)
Reorganization items	—	(14)	15,269	—	—	—

Income (loss) before income tax	(13,640)	(3,912)	14,915	(5,515)	(15,559)	(44,185)
Income tax benefit (expense)	1,869	(138)	166	(375)	(34)	46

Income (loss) from discontinued operations	$(11,771)	$(4,050)	$15,081	$(5,890)	$(15,593)	$(44,139)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in the following paragraph and the information in our consolidated annual audited financial statements and the notes thereto, each of which are contained in Item 8 entitled “Financial Statements and Supplementary Data,” and other financial information incorporated by reference. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis

During 2010 we had sold or held for sale our Europe segment, which is also known as European retail operations, and classified the components of these operations as discontinued operations. We applied retrospective adjustments for 2009 and 2008 to reflect the effects of the discontinued operations that occurred during 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income, or loss, as applicable, from discontinued operations. We did not retrospectively adjust our 2009 Consolidated Balance Sheet, as held for sale criteria were not met until the third quarter of 2010; as such, financial information for the Europe segment will appear, as applicable, where certain balance sheet information is presented.

Introduction and Overview of Operations

We are an integrated facilities-based communications services provider offering a portfolio of international and domestic voice, wireless, Internet, VoIP, data and data center services to customers located primarily in Australia, Canada, the United States and Brazil. Our primary markets are Australia and Canada where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and International Carrier Services. Our focus is on expanding our Growth Services, which includes our broadband, IP-based voice, local, wireless, data and data center services, to fulfill the demand for high quality, competitively priced communications services. This demand is being driven, in part, by the globalization of the world’s economies, the global trend toward telecommunications deregulation and the migration of communication traffic to the Internet. We manage our Traditional Services, which includes our domestic and international long-distance voice, prepaid cards, dial-up Internet services and Australian off-network local services for cash flow generation that we reinvest to develop and market our Growth Services, particularly in our primary markets of Australia and Canada. We provide our International Carrier Services voice termination services to other telecommunications carriers and resellers requiring IP or time-division multiplexing access.

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

Our overall margin may fluctuate based on the relative volumes of international versus domestic long-distance services; international carrier services versus business and residential long-distance services; prepaid services versus traditional post-paid voice services; Internet, VoIP and data services versus fixed line voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Our margin is also affected by customer transfer and migration fees. We generally pay a charge to install and transfer a new customer onto our network and to migrate broadband and local customers. However, installing and migrating customers to our network infrastructure, enables us to increase our margin on such services as compared to resale of services using other carriers’ networks.

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

•

the $209 million in aggregate outstanding 5% Exchangeable Senior Notes and 8% Senior Notes issued by Holding (collectively, the “Holding Senior Notes”) were cancelled, and the holders thereof received 4,800,000 shares of the New Common Stock and Class A warrants to purchase up to an aggregate of 3,000,000 shares of New Common Stock;

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

Recent Developments

Acquisition of Arbinet Corporation

On February 28, 2011, the Company completed the previously announced merger of PTG Investments, Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of the Company with and into Arbinet Corporation (the “Merger”), pursuant to the Agreement and Plan of Merger dated November 10, 2010, as amended by Amendment No. 1 dated December 14, 2010 (collectively, the “Merger Agreement”) by and among the Company, Merger Sub and Arbinet. As a result of the Merger, Arbinet became a wholly-owned subsidiary of the Company.

In connection with the Merger, each share of Arbinet’s common stock, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into the right to receive 0.5817 of a share of Company common stock. The Company intends to integrate Arbinet’s operations into the Company’s International Carrier Services segment.

The value of Primus shares issued as merger consideration is based upon the closing price of Primus common stock as of February 25, 2011 of $15.60 per share. The exchange of 5,557,525 eligible Arbinet shares for 3,232,812 Primus common stock equivalents equated to a purchase value of approximately $50.4 million. This includes the issued and outstanding shares of Arbinet and includes Arbinet’s outstanding warrants, options, stock appreciation rights and other equity awards that were exercised prior to the effective date of the Merger or subject to accelerated vesting features due to a change in control.

The Company intends to integrate Arbinet’s operations into its International Carrier Services segment. The combined company is expected to be ranked among the top 12 leading international telecommunications carrier service providers in the world based on annual revenues, is expected to be well positioned to capitalize on its long established experience in carrier telecom operations and to expand its global voice and data operations to meet the evolving demands of telecom operators worldwide. With its enhanced scale and market position, the combined company is expected to enable international carrier services customers to access additional networks and termination routes at competitive rates. The combined company is expected to have a diversified product portfolio of international voice and data services across all international carrier services customer segments. The combined company would become the only major global provider to offer international carrier services customers options to either acquire direct international connections through traditional interconnect arrangements or manage their access needs through The Exchange.

The Arbinet acquisition will be accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. Under the acquisition method of accounting, assets acquired and liabilities assumed are measured at fair value as of February 28, 2011. The fair value of the consideration transferred and the assets acquired and liabilities assumed will be determined by the Company and in doing so management will rely in part upon a third-party valuation report to measure the identifiable intangible assets, property and equipment acquired. The third-party valuation reports are not final at the time of filing this annual report. This means that the assets and liabilities of Arbinet will be recorded, as of the completion of the Merger, at their fair values and added to those of the Company, including an amount for goodwill representing the difference between the purchase price and fair value of the identifiable net assets. Financial statements of the Company issued after the Merger will reflect only the operations of the combined business after the Merger and will not be restated retroactively to reflect the historical financial position or results of operations of Arbinet.

The Company’s acquisition of Arbinet was an all stock transaction and the Merger Agreement was based upon a Primus common stock per share price of $9.5464. The initial purchase price valuation of Arbinet was based in part upon consultation with a third-party and the total aggregate consideration contemplated in the

Merger Agreement was $28 million and was later augmented as per the terms of Merger Agreement by $3.65 million to include the sale of Arbinet’s intellectual property. The Merger Agreement, though based on a reasonable agreed upon consideration of $31.65 million, provided that increases in the market price of Primus’s common stock would have the effect of increasing the total fair value of the consideration and therefore would increase the amount of the purchase price allocable to goodwill. The base-exchange formula provided by the Merger Agreement established the number of common shares required to consummate the Merger. The number of common shares established by the Merger Agreement remained constant from the inception of the Merger through the closing date, February 28, 2011, and was not affected by the increase in the value of Primus’s stock which occurred after the Merger Agreement date. On February 28, 2011, the final consideration to be allocated to Arbinet’s net assets under ASC No. 805 was valued at approximately $50.4 million and was based upon a Primus common stock per share price of $15.60.

The Company believes that the significant increase in the fair value of the consideration to be allocated to Arbinet’s net assets as compared to the Company’s initial valuation of Arbinet may trigger the requirement for the company to perform a goodwill impairment test upon completion of its acquisition accounting. The Company expects to record its acquisition accounting during the first quarter of 2011.

Given the above, the Company believes that goodwill arising from the acquisition of Arbinet may potentially be considered impaired, fully, or in part, upon completion of the allocation of the consideration to Arbinet’s net assets. The Company will perform a step one test of goodwill impairment during the first quarter of 2011 for the International Carrier Services reporting unit.

Foreign Currency

Foreign currency can have a major impact on our financial results. During 2010, approximately 85% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar, USD/Australian dollar, USD/British pound (“GBP”), and USD/Euro (“EUR”). Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the year ended December 31, 2010, as compared to the year ended December 31, 2009, the USD was weaker on average as compared to the CAD and AUD; the USD was stronger on average as compared to the EUR and GBP. The following tables demonstrate the impact of currency fluctuations on our net revenue for the years ended December 31, 2010 and 2009:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	For the Year Ended December 31,
	2010 Net Revenue	2009 Net Revenue	Variance	Variance %
Canada	$231,185	$224,397	$6,788	3.0%
Australia	$276,722	$243,158	$33,564	13.8%
United Kingdom[2]	$93,440	$93,078	$362	0.4%
Europe[1,2]	$60,617	$89,182	$(28,565)	(32.0%)

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	For the Year Ended December 31,
	2010 Net Revenue	2009 Net Revenue	Variance	Variance %
Canada (in CAD)	238,229	255,674	(17,445)	(6.8%)
Australia (in AUD)	301,324	308,068	(6,744)	(2.2%)
United Kingdom (in GBP)[2]	60,619	59,919	700	1.2%
Europe (in EUR)[1,2]	42,829	63,633	(20,804)	(32.7%)

1	Europe includes only subsidiaries whose functional currency is the EUR.
2	Table includes revenues from discontinued operations which are subject to currency risk.

In the year ended December 31, 2009, as compared to the year ended December 31, 2008, the USD was stronger on average as compared to the CAD and AUD; the USD was weaker on average as compared to the GBP and the EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the years ended December 31, 2009 and 2008:

Net Revenue by Location, including Discontinued Operations—in USD (in thousands)

	For the Year Ended December 31,
	2009 Net Revenue	2008 Net Revenue	Variance	Variance %
Canada	$224,397	$260,834	$(36,437)	(14.0%)
Australia	$243,158	$276,414	$(33,256)	(12.0%)
United Kingdom[2]	$93,078	$87,706	$5,372	6.1%
Europe[1,2]	$89,182	$87,623	$1,559	1.8%

Net Revenue by Location, including Discontinued Operations—in Local Currencies (in thousands)

	For the Year Ended December 31,
	2009 Net Revenue	2008 Net Revenue	Variance	Variance %
Canada (in CAD)	255,674	276,294	(20,620)	(7.5%)
Australia (in AUD)	308,068	324,724	(16,656)	(5.1%)
United Kingdom (in GBP)[2]	59,919	48,335	11,584	24.0%
Europe (in EUR)[1,2]	63,633	59,640	3,993	6.7%

1	Europe includes only subsidiaries whose functional currency is the EUR.
2	Table includes revenues from discontinued operations which are subject to currency risk.

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

Revenue Recognition and Deferred Revenue—Net revenue is derived from carrying a mix of business, residential and carrier long-distance traffic, data and Internet traffic, and also from the provision of local, data center and wireless services. For voice and international carrier services VoIP, net revenue is earned based on the number of minutes during a call and is recorded upon completion of a call, adjusted for allowance for doubtful accounts receivable, service credits and service adjustments. Revenue for a period is calculated from information received through our network switches. Customized software has been designed to track the information from the switch and analyze the call detail records against stored detailed information about revenue rates. This software provides us the ability to do a timely and accurate analysis of revenue earned in a period. Separate prepaid services software is used to track additional information related to prepaid service usage such as activation date, monthly usage amounts, fees and charges, and expiration date. Revenue on these prepaid services is recognized as service is provided until expiration, when all unused minutes, which are no longer available to the customers, are recognized as revenue.

Net revenue is also earned on a fixed monthly fee basis for unlimited local and long-distance plans and for the provision of data/Internet (including retail VoIP) and hosting services. Data/Internet and hosting services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths and colocation services. These fees are recognized as access and colocation is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. We record payments received in advance for prepaid services and services to be provided under contractual agreements, such as Internet broadband and dial-up access, as deferred revenue until such related services are provided.

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

Valuation of Goodwill and other intangible assets—Under ASC No.350 “Intangibles—Goodwill and Other’, goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their useful lives and are subject to the impairment provisions of ASC 360, “Property Plant and Equipment.”

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

To facilitate the first step of the goodwill impairment analysis the Company first determines the fair value of each reporting unit as of October 1, the goodwill measurement date, and compares those amounts to the carrying value of the respective reporting units as of October 1. To the extent the fair value of the reporting unit exceeds the book value, no additional analysis is required and no impairment is recognized. To facilitate the Company’s calculation of the fair value of the reporting units, the valuation methods included (i) a discounted cash flow analysis, considering a range of between 12% and 17% weighted average costs of capital and market-based multiples of projected earnings of between 4.0 and 9.3 times for its terminal value. A key assumption in the fair value calculations is the Company’s future operating performance and resulting cash flow which is inherently subject to significant uncertainties and contingencies, and are based on management’s best estimates at the date of measurement. Potential events which could have a negative effect on the key assumptions include competitive actions, technological developments, regulatory actions and currency movements. For additional risk factors which could affect the assumptions see “Item 1A—Risk Factors” and “Item 7—Special Note Regarding Forward Looking Statements.” Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. The goodwill impairment test date of October 1, 2010, was fifteen months after the initial recording of the fair value of our assets under fresh start accounting. After performing step one of the goodwill impairment test no impairment was identified, as the fair value was greater than the carrying value of each reporting unit. Reporting units with significant goodwill balances are the United States and Canada and neither of these reporting units is at risk of failing step one of the goodwill impairment test. The increase in fair value for the reporting units with significant goodwill balances is due primarily to foreign currency translation as the United States dollar has weakened considerably and realizations of cost reduction initiatives which were implemented in the second half of 2010. Additionally, no impairment was recognized based on the analysis of the fair value of the intangible assets not subject to amortization as compared to their carrying value.

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

During the three months ended September 30, 2010, the Company and its Board of Directors ratified a plan to proceed with the disposition of its European retail operations; see Note 19, Discontinued Operations. This triggering event prompted the Company to perform a goodwill impairment test, a two-step test, for the Europe reporting unit. Based on the results of the step one test, the Company determined that the carrying value of the Europe reporting unit was in excess of its respective fair value and a step two test was required for the reporting unit. Based on the testing performed, the Company determined that the carrying value of goodwill exceeded its implied fair value for the Europe reporting unit and recorded a goodwill impairment charge to fully impair the Europe reporting unit’s goodwill; see Note 6, “Goodwill and Other Intangibles,” for further detail.

Accounting for income taxes—We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. The additional guidance provided by ASC No. 740 “Income Taxes”, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by ASC No. 740 to the extent applicable.

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

Discontinued Operations

2010 Developments—During 2010 the Company classified its Europe segment, which is also known as European retail operations, as discontinued operations. As a result, the Company has applied retrospective adjustments for 2009 and 2008 to reflect the effects of the discontinued operations during 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The Company did not retrospectively adjust its 2009 Consolidated Balance Sheet as held for sale criteria was not met until the third quarter of 2010, as such, financial information for the Europe segment will appear, as applicable, where certain balance sheet information is presented, see Note 19, “Discontinued Operations,” for further information.

2008 and 2009 Developments—In the first quarter 2009, the Company sold certain assets of its Japan retail operations. The sale price was $0.4 million (40 million Japanese yen), which included $0.2 million (20 million Japanese yen) in cash and $0.2 million (20 million Japanese yen) receivable. The Company recorded a $0.3 million gain from sale of assets. The Company reported Japan retail operations as a discontinued operation.

In the second quarter 2008, the Company determined it would sell its German retail operations. However, buyers were not found; therefore the Company decided to cease operations of the German retail business during the first quarter of 2009.

As a result of these events, the Company’s consolidated financial statements for all periods presented reflect the Japan retail operations and German retail operations as discontinued operations for the six months ended December 31, 2009, six months ended July 1, 2009, and year ended December 31, 2008. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as loss from discontinued operations.

Summarized operating results of the discontinued operations for the year ended December 31, 2010, 2009, and 2008 are as follows:

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
Net revenue	$37,506	$26,813	$26,271	$66,876
Operating expenses	50,605	29,322	27,408	71,718

Income (loss) from operations	(13,099)	(2,509)	(1,137)	(4,842)
Interest expense	(8)	(45)	(42)	83
Interest income and other income (expense)	(396)	(160)	37	52
Foreign currency transaction gain (loss)	(137)	(1,184)	788	(808)
Reorganization items	—	(14)	15,269	—

Income (loss) before income tax	(13,640)	(3,912)	14,915	(5,515)
Income tax benefit (expense)	1,869	(138)	166	(375)

Income (loss) from discontinued operations	$(11,771)	$(4,050)	$15,081	$(5,890)

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

We have combined the results of operations and the sources and uses of cash for the six months ended July 1, 2009 of the Predecessor and the six months ended December 31, 2009 for the Successor, and compared these combined results with the corresponding periods in 2010 and 2008 to provide a meaningful perspective on our financial and operational performance and trends in order to supplement GAAP data that would not otherwise have been available if we had not combined the results of operations and sources and uses of cash of the Predecessor and the Successor in this manner. The presentation of these combined results for the twelve months ended December 31, 2009 are intended to supplement investors’ understanding of our operating performance and liquidity. However, the combined presentation of the twelve months ended December 31, 2009 are not intended to replace net income (loss), cash flows, financial position or comprehensive income (loss), as determined in accordance with U.S. GAAP for the Predecessor and Successor periods. The Consolidated Financial Statements on or after July 1, 2009 are not comparable to the Consolidated Financial Statements prior to that date. For purposes of calculating constant currency rates between periods in connection with presentations that describe changes in values “excluding currency effects” herein, we have taken results from foreign operations for a given year (that were computed in accordance with GAAP using local currency) and converted such amounts utilizing the same U.S. dollar to applicable local currency exchange rates that were used for purposes of calculating corresponding preceding year GAAP presentations.

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

Results of Operations

The following information for the years ended December 31, 2010, 2009 and 2008 reflects all the items included in consolidated statements of operations as a percentage of net revenue:

	Year Ended December 31,
	2010	2009	2008
NET REVENUE	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	63.9%	65.1%	63.2%
Selling, general and administrative	25.9%	24.1%	28.7%
Depreciation and amortization	8.5%	6.4%	3.6%
(Gain) loss on sale or disposal of assets	0.0%	0.0%	(0.7%)

Total operating expenses	98.3%	95.6%	94.9%

INCOME FROM OPERATIONS	1.7%	4.4%	5.1%
INTEREST EXPENSE	(4.6%)	(4.1%)	(6.5%)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	0.0%	0.0%	0.1%
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	0.0%	(0.5%)	4.4%
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(1.8%)	(0.4%)	0.0%
INTEREST AND OTHER INCOME	0.1%	0.1%	0.4%
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2.1%	5.2%	(5.6%)
LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(2.5%)	4.8%	(2.0%)
REORGANIZATION ITEMS, net	0.0%	55.6%	0.0%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2.5%)	60.4%	(2.0%)
INCOME TAX BENEFIT (EXPENSE)	1.2%	0.8%	0.1%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1.4%)	61.2%	(1.9%)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(1.5%)	1.4%	(0.7%)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	0.4%	0.0%	0.0%

NET INCOME (LOSS)	(2.5%)	62.7%	(2.6%)

The following information reflects net revenue by product line for the years ended December 31, 2010, 2009 and 2008 (in thousands, except percentages) and is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes.

	Year Ended December 31,
	2010		2009		2008
(in thousands)	Net Revenue	% of total	Net Revenue	% of total	Net Revenue	% of total
Retail Voice	$358,599	46.9%	$345,861	45.3%	$402,770	48.4%
International Carrier Services	178,631	23.4%	212,961	27.9%	197,278	23.7%
Data/Internet	194,632	25.4%	159,814	21.0%	185,483	22.2%
Retail VOIP	33,085	4.3%	44,129	5.8%	47,306	5.7%

Total	$764,947	100.0%	$762,765	100.0%	$832,837	100.0%

Results of operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009

Net revenue: Net revenue, exclusive of the currency effect, decreased $59.8 million, or 7.8%, to $703.0 million for the year ended December 31, 2010 from $762.8 million for the year ended December 31, 2009. Inclusive of the currency effect which accounted for an increase of $61.9 million, net revenue increased $2.1 million to $764.9 million for the year ended December 31, 2010 from $762.8 million for the year ended December 31, 2009.

	Exclusive of Currency Effect							Inclusive of Currency Effect
	Year Ended							Year Ended December 31, 2010
	December 31, 2010		December 31, 2009		Year-over-Year		Currency Effect
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Canada	$209,369	29.8%	$224,397	29.4%	$(15,028)	(6.7%)	$21,816	$231,185	30.2%
Australia	237,629	33.8%	243,158	31.9%	(5,529)	(2.3%)	39,093	276,722	36.2%
International Carrier Services	180,442	25.7%	212,962	27.9%	(32,520)	(15.3%)	(1,811)	178,631	23.4%
United States	50,724	7.2%	67,555	8.9%	(16,831)	(24.9%)	—	50,724	6.6%
Brazil	24,838	3.5%	14,693	1.9%	10,145	69.0%	2,847	27,685	3.6%

Total Revenue	$703,002	100.0%	$762,765	100.0%	$(59,763)	(7.8%)	$61,945	$764,947	100.0%

Canada: Canada net revenue, exclusive of the currency effect, decreased $15.0 million, or 6.7%, to $209.4 million for the year ended December 31, 2010 from $224.4 million for the year ended December 31, 2009. The net revenue decrease is primarily attributable to a decrease of $11.8 million in retail voice services, a decrease of $7.6 million in prepaid voice services and a decrease of $0.9 million in wireless services offset, in part, by an increase of $2.3 million in local and VoIP services, an increase of $2.0 million in Internet, an increase of $1.0 million in data and hosting services. Inclusive of the currency effect which accounted for a $21.8 million increase, net revenue increased $6.8 million to $231.2 million for the year ended December 31, 2010 from $224.4 million for the year ended December 31, 2009.

Australia: Australia net revenue, exclusive of the currency effect, decreased $5.6 million, or 2.3%, to $237.6 million for the year ended December 31, 2010 from $243.2 million for the year ended December 31, 2009. The net revenue decrease is primarily attributable to a decrease of $6.6 million in residential voice and a decrease of $3.9 million in Internet services offset, in part, by increases of $2.6 million in business voice services, an increase of $0.9 million in wireless services, and increase of $1.0 million in DSL, VoIP and other services. Inclusive of the currency effect which accounted for a $39.1 million increase, net revenue increased $33.5 million to $276.7 million for the year ended December 31, 2010 from $243.2 million for the year ended December 31, 2009.

International Carrier Services: International Carrier Services net revenue, exclusive of the currency effect, decreased $32.6 million, or 15.3%, to $180.4 million for the year ended December 31, 2010 from $213.0 million for the year ended December 31, 2009. The net revenue decrease is primarily attributable to a decrease in International minutes. Inclusive of the currency effect which accounted for a $1.8 million decrease, net revenue decreased $34.4 million to $178.6 million for the year ended December 31, 2010, from $213.0 million for the year ended December 31, 2009.

United States: United States net revenue decreased $16.9 million, or 24.9%, to $50.7 million for the year ended December 31, 2010 from $67.6 million for the year ended December 31, 2009. The decrease is primarily attributable to a decrease of $9.5 million in retail voice services (for residential and small businesses), a decrease of $6.4 million in VoIP services and a decrease of $1.0 million in Internet services.

Brazil: Brazil net revenue, exclusive of the currency effect, increased $10.1 million, or 69.0%, to $24.8 million for the year ended December 31, 2010 from $14.7 million for the year ended December 31, 2009. The revenue increase is due primarily to an increase in VoIP services. Inclusive of the currency effect which accounted for a $2.8 million increase, net revenue increased $13.0 million to $27.7 million for the year ended December 31, 2010 from $14.7 million for the year ended December 31, 2009.

Cost of revenue: Cost of revenue, exclusive of the currency effect, decreased $42.1 million to $454.4 million, or 64.6% of net revenue, for the year ended December 31, 2010 from $496.5 million, or 65.1% of net revenue, for the year ended December 31, 2009. Inclusive of the currency effect, which accounted for a $34.2 million increase, cost of revenue decreased $7.9 million to $488.6 million for the year ended December 31, 2010 from $496.5 million for the year ended December 31, 2009.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Year Ended							Year Ended December 31, 2010
	December 31, 2010		December 31, 2009		Year-over-Year
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %		Cost of Revenue	% of Net Revenue
Canada	$96,549	46.1%	$98,510	43.9%	$(1,961)	(2.0%)	$9,963	$106,512	46.1%
Australia	145,187	61.1%	153,002	62.9%	(7,815)	(5.1%)	23,644	168,831	61.0%
International Carrier Services	170,404	94.4%	203,865	95.7%	(33,461)	(16.4%)	(1,706)	168,698	94.4%
United States	22,004	43.4%	30,357	44.9%	(8,353)	(27.5%)	—	22,004	43.4%
Brazil	20,264	81.6%	10,755	73.2%	9,509	88.4%	2,303	22,567	81.5%

Total Revenue	$454,408	64.6%	$496,489	65.1%	$(42,081)	(8.5%)	$34,204	$488,612	63.9%

Canada: Canada cost of revenue, exclusive of the currency effect, decreased $2.0 million to $96.5 million, or 46.1% of net revenue, for the year ended December 31, 2010 from $98.5 million, or 43.9% of net revenue, for the year ended December 31, 2009. The decrease is primarily attributable to a decrease in net revenue of $15.0 million. Inclusive of the currency effect, which accounted for a $10.0 million increase, cost of revenue increased $8.0 million to $106.5 million for the year ended December 31, 2010 from $98.5 million for the year ended December 31, 2009.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $7.8 million to $145.2 million, or 61.1% of net revenue, for the year ended December 31, 2010 from $153.0 million, or 62.9% of net revenue, for the year ended December 31, 2009. The decrease is primarily attributable to a $5.6 million decrease in net revenue. Inclusive of the currency effect, which accounted for a $23.6 million increase, cost of revenue increased $15.8 million to $168.8 million for the year ended December 31, 2010 from $153.0 million for the year ended December 31, 2009.

International Carrier Services: International Carrier Services cost of revenue, exclusive of the currency effect, decreased $33.5 million to $170.4 million, or 94.4% of net revenue, for the year ended December 31, 2010 from $203.9 million, or 95.7% of net revenue, for the year ended December 31, 2009. The decrease is primarily attributable to a decrease in net revenue of $32.6 million. Inclusive of the currency effect, which accounted for a $1.7 million decrease, cost of revenues decreased $35.2 million to $168.7 million for the year ended December 31, 2010 from $203.9 million for the year ended December 31, 2009.

United States: United States cost of revenue decreased $8.4 million to $22.0 million, or 43.4% of net revenue, for the year ended December 31, 2010 from $30.4 million, or 44.9% of net revenue, for the year ended December 31, 2009. The decrease is attributable to a decrease in net revenue of $16.8 million.

Brazil: Brazil cost of revenue, exclusive of the currency effect, increased $9.5 million to $20.3 million, or 81.6% of net revenue, for the year ended December 31, 2010 from $10.8 million, or 73.2% of net revenue, for the year ended December 31, 2009. The increase is primarily attributable to an increase in net revenue of $10.1 million and a shift in the revenue product mix to lower margin products. Inclusive of the currency effect, which accounted for a $2.3 million increase, cost of revenue increased $11.8 million to $22.6 million for the year ended December 31, 2010 from $10.8 million for the year ended December 31, 2009.

Selling, general and administrative expenses: Selling, general and administrative expenses (“SG&A”), exclusive of the currency effect, decreased $3.0 million to $180.8 million, or 25.7% of net revenue, for the year ended December 31, 2010 from $183.8 million, or 24.1% of net revenue, for the year ended December 31, 2009. Inclusive of the currency effect, which accounted for a $17.4 million increase, selling, general and administrative expenses increased $14.4 million to $198.2 million for the year ended December 31, 2010 from $183.8 million for the year ended December 31, 2009.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Year Ended							Year Ended December 31, 2010
	December 31, 2010		December 31, 2009		Year-over-Year
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %		SG&A	% of Net Revenue
Canada	$70,624	33.7%	$79,331	35.4%	$(8,707)	(11.0%)	$7,384	$78,008	33.7%
Australia	60,998	25.7%	58,245	24.0%	2,753	4.7%	9,715	70,713	25.6%
International Carrier Services	6,423	3.6%	6,713	3.2%	(290)	(4.3%)	(39)	6,384	3.6%
United States	22,203	43.8%	25,625	37.9%	(3,422)	(13.4%)	—	22,203	43.8%
Brazil	2,961	11.9%	3,134	21.3%	(173)	(5.5%)	354	3,315	12.0%
Corporate	17,578	—	10,760	—	6,818	63.4%	—	17,578	—

Total SG&A	$180,787	25.7%	$183,808	24.1%	$(3,021)	(1.6%)	$17,414	$198,201	25.9%

Canada: Canada selling, general and administrative expense, exclusive of the currency effect, decreased $8.7 million to $70.6 million, or 33.7% of net revenue, for the year ended December 31, 2010 from $79.3 million, or 35.4% of net revenue, for the year ended December 31, 2009. The decrease is attributable to a decrease of $3.5 million in advertising expenses, a decrease of $2.8 million in sales and marketing expenses, a decrease of $1.9 million in general and administrative expenses and a decrease of $1.2 million in professional fees offset, in part, by an increase of $0.4 million in salaries and benefits and $0.3 million of other expenses. Inclusive of the currency effect, which accounted for a $7.4 million increase, selling, general and administrative expenses decreased $1.3 million to $78.0 million for the year ended December 31, 2010 from $79.3 million for the year ended December 31, 2009.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, increased $2.8 million to $61.0 million, or 25.7% of net revenue, for the year ended December 31, 2010 from $58.2 million, or 24.0% of net revenue, for the year ended December 31, 2009. The increase is attributable to an increase of $1.0 million in advertising expenses, an increase of $0.6 million in salaries and benefits, an increase of $0.6 million in occupancy expense, and an increase of $0.4 million in professional fees and an increase of $0.2 million in general and administrative and travel and entertainment expense. Inclusive of the currency effect, which accounted for a $9.7 million increase, selling, general and administrative expense increased $12.5 million to $70.7 million for the year ended December 31, 2010 from $58.2 million for the year ended December 31, 2009.

International Carrier Services: International Carrier Services selling, general and administrative expense decreased $0.3 million to $6.4 million, or 3.6% of net revenue, for the year ended December 31, 2010 from $6.7 million, or 3.2% of net revenue, for the year ended December 31, 2009. The decrease is primarily attributable to $0.2 million in salaries and benefits and a decrease of $0.1 million in occupancy. The impact of currency was minimal.

United States: United States selling, general and administrative expense decreased $3.4 million to $22.2 million, or 43.8% of net revenue, for the year ended December 31, 2010 from $25.6 million, or 37.9% of net revenue, for the year ended December 31, 2009. The decrease is attributable to decreases of $1.8 million in salaries and benefits, $0.7 million decrease in professional fees, $0.6 million decrease in sales and marketing expense, $0.3 million decrease in advertising expenses, and a $0.2 million decrease in travel and entertainment offset, in part, by $0.1 million increase in general and administrative expenses.

Brazil: Brazil selling, general and administrative expense, exclusive of the currency effect, decreased $0.2 million to $2.9 million, or 11.9% of net revenue, for the year ended December 31, 2010 from $3.1 million, or 21.3% of net revenue, for the year ended December 31, 2009. The decrease is attributable to a decrease of $0.3 million in occupancy expense and a decrease of $0.1 million in professional fees offset, in part, by a $0.2 million increase in sales and marketing expenses. Inclusive of the currency effect, which accounted for a $0.4 million increase, selling, general and administrative expense increased $0.2 million to $3.3 million for the year ended December 31, 2010 from $3.1 million for the year ended December 31, 2009.

Corporate: Corporate selling, general and administrative expense increased $6.8 million to $17.6 million for the year ended December 31, 2010 from $10.8 million for the year ended December 31, 2009. The increase is primarily due to a $6.2 million increase in salaries and benefits due to the severance expense for the previous executives and a $0.6 million increase in professional fees.

Depreciation and amortization expense: Depreciation and amortization expense increased $16.8 million to $65.3 million for the year ended December 31, 2010 from $48.5 million for the year ended December 31, 2009. This change occurred as a result of the fair valuing of fixed and intangible assets per Fresh-Start accounting which was implemented effective July 1, 2009. See “Note 4—Fresh-Start Accounting” in our consolidated financial statements for further detail.

Interest expense and accretion (amortization) on debt discount/premium: Interest expense and accretion (amortization) on debt discount/premium, net increased $4.5 million to $35.7 million for the year ended December 31, 2010 from $31.2 million for the year ended December 31, 2009. During first half of 2009, the Company did not record interest expense on certain compromised indebtedness as a result of the Company’s filing for a plan of reorganization. This resulted in higher interest expense for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Gain (loss) from contingent value rights valuation. The loss from the change in fair value of the contingent value rights increased $10.9 million to $13.7 million loss for the year ended December 31, 2010 from $2.8 million loss for the year ended December 31, 2009. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and were marked to fair value, (and in future periods will be marked to fair value), at each balance sheet date. Upon issuance of the contingent value rights, the Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and we will adjust this liability quarterly to its then estimated fair value, (which in future periods potentially could be substantially greater than the initial recorded liability balance). The change in fair value of the liability is reflected in our Statements of Operations as other income (expense). Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Interest income and other (expense). Interest income and other (expense) decreased $0.2 million to $0.7 million for the year ended December 31, 2010 from $0.9 million expense for the year ended December 31, 2009.

Foreign currency transaction gain (loss): Foreign currency transaction gain decreased $23.5 million to a gain of $16.4 million for the year ended December 31, 2010 from a gain of $39.9 million for the year ended December 31, 2009. The gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Reorganization items, net. Reorganization items, exclusive of discontinued operations reflect the favorable impact of $424.4 million, and inclusive of discontinued operations reflect the unfavorable impact of $439.5 million for the year ended December 31, 2009 due to fresh-start accounting and revaluation of assets and liabilities ($188.6 million), gain on extinguishment of debt ($243.2 million), and reversal of future interest payments recorded as long-term obligations ($20.4 million), offset in part principally by the incurrence of professional fees as a result of the Chapter 11 Cases ($12.6 million).

Income tax benefit (expense): Income tax benefit (expense) is a $9.1 million benefit for the year ended December 31, 2010 compared to a $6.1 million benefit for the year ended December 31, 2009. The benefit includes expenses consisting of foreign withholding tax on intercompany interest, the release of certain “ASC 740” liabilities as a result of the expiration of the statute of limitations and charges for uncertain tax positions under ASC No. 740, “Income Taxes.” The foreign tax expense was offset by a significant benefit from the release of valuation allowances related to deferred tax assets. Refer to “Note 8—Income Taxes,” to our consolidated audited financial statements.

Results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008

Net revenue: Net revenue, exclusive of the currency effect, decreased $14.4 million, or 1.7%, to $818.4 million for the year ended December 31, 2009 from $832.8 million for the year ended December 31, 2008. Inclusive of the currency effect, which accounted for a decrease of $55.6 million, net revenue decreased $70.1 million to $762.8 million for the year ended December 31, 2009 from $832.8 million for the year ended December 31, 2008.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Year Ended							Year Ended December 31, 2009
	December 31, 2009		December 31, 2008		Year-over-Year
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Canada	$241,603	29.5%	$260,834	31.3%	$(19,231)	(7.4%)	$(17,206)	$224,397	29.4%
Australia	262,917	32.1%	276,413	33.2%	(13,496)	(4.9%)	(19,759)	243,158	31.9%
International Carrier Services	230,285	28.1%	197,278	23.7%	33,007	16.7%	(17,323)	212,962	27.9%
United States	67,555	8.3%	88,181	10.6%	(20,626)	(23.4%)	—	67,554	8.9%
Brazil	16,040	2.0%	10,131	1.2%	5,909	58.3%	(1,347)	14,694	1.9%

Total Revenue	$818,400	100.0%	$832,837	100.0%	$(14,437)	(1.7%)	$(55,635)	$762,765	100.0%

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

International Carrier Services: International Carrier Services net revenue, exclusive of the currency effect, increased $33.0 million, or 16.7%, to $230.3 million for the year ended December 31, 2009 from $197.3 million for the year ended December 31, 2008. The net revenue increase is primarily a result of expanded routed capabilities and enhanced traffic volumes from existing customers and the obtainment of new customers. Inclusive of the currency effect which accounted for a $17.3 million decrease, net revenue increased $15.7 million to $213.0 million for the year ended December 31, 2009, from $197.3 million for the year ended December 31, 2008.

United States: United States net revenue decreased $20.6 million, or 23.4%, to $67.6 million for the year ended December 31, 2009 from $88.2 million for the year ended December 31, 2008. The decrease is primarily attributable to a decrease of $13.2 million in retail voice services (for residential and small businesses), a decrease of $5.6 million in VoIP services and a decrease of $1.8 million in Internet services.

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

Cost of revenue: Cost of revenue, exclusive of the currency effect, increased $7.7 million to $534.1 million, or 65.3% of net revenue, for the year ended December 31, 2009 from $526.4 million, or 63.2% of net revenue, for the year ended December 31, 2008. Inclusive of the currency effect, which accounted for a $37.6 million decrease, cost of revenue decreased $29.9 million to $496.5 million for the year ended December 31, 2009 from $526.4 million for the year ended December 31, 2008.

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

International Carrier Services: International Carrier Services cost of revenue, exclusive of the currency effect, increased $30.4 million to $220.6 million, or 95.8% of net revenue, for the year ended December 31, 2009 from $190.2 million, or 96.4% of net revenue, for the year ended December 31, 2008. The increase is primarily attributable to an increase in net revenue of $33.0 million offset, in part, by lower costs, as a percentage of net revenues. Inclusive of the currency effect, which accounted for a $16.7 million decrease, cost of revenues decreased $13.7 million to $203.9 million for the year ended December 31, 2009 from $190.2 million for the year ended December 31, 2008.

United States: United States cost of revenue decreased $15.8 million to $30.3 million, or 44.9% of net revenue, for the year ended December 31, 2009 from $46.1 million, or 52.5% of net revenue, for the year ended December 31, 2008. The decrease is attributable to a decrease in net revenue of $20.6 million, a cost recovery of $1.5 million from a dispute settlement and lower costs resulting from our cost control initiatives.

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

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, decreased $44.1 million to $195.0 million, or 23.8% of net revenue, for the year ended December 31, 2009 from $239.1 million, or 28.7% of net revenue, for the year ended December 31, 2008. Inclusive of the currency effect, which accounted for a $11.2 million decrease, selling, general and administrative expenses decreased $55.3 million to $183.8 million for the year ended December 31, 2009 from $239.1 million for the year ended December 31, 2008.

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

International Carrier Services: International Carrier Services selling, general and administrative expense, exclusive of the currency effect, decreased $1.2 million to $7.2 million, or 3.1% of net revenue, for the year ended December 31, 2009 from $8.4 million, or 4.3% of net revenue, for the year ended December 31, 2008. Inclusive of the currency effect, which accounted for a $0.5 million decrease, selling, general and administrative expense decreased $1.7 million to $6.7 million for the year ended December 31, 2009 from $8.4 million for the year ended December 31, 2008.

United States: United States selling, general and administrative expense decreased $10.0 million to $25.6 million, or 37.9% of net revenue, for the year ended December 31, 2009 from $35.6 million, or 40.4% of net revenue, for the year ended December 31, 2008. The decrease is attributable to decreases of $4.0 million in salaries and benefits, $2.1 million in general and administrative expenses, $1.6 million in advertising expenses, $1.1 million in sales and marketing expense, $0.7 million in occupancy, and $0.5 million in other expenses.

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

Depreciation and amortization expense: Depreciation and amortization expense was $48.5 and $30.4 million for the years ended December 31, 2009 and 2008, respectively. This change occurred as a result of the fair valuing of fixed and intangible assets per Fresh-Start accounting which was implemented effective July 1, 2009. See “Note 4—Fresh-Start Accounting” in our consolidated financial statements for further detail.

Interest expense and accretion (amortization) on debt discount/premium: Interest expense and accretion (amortization) on debt discount/premium, net decreased $22.2 million to $31.2 million for the year ended December 31, 2009 from $53.4 million for the year ended December 31, 2008. The decrease was due to the lower debt levels primarily resulting from the cancellation of certain indebtedness through the Plan of Reorganization, effective as of July 1, 2009.

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

Interest income and other (expense). Interest income and other (expense) decreased $2.4 million to $0.9 million for the year ended December 31, 2009 from $3.3 million expense for the year ended December 31, 2008.

Foreign currency transaction gain (loss): Foreign currency transaction gain increased $86.3 million to a gain of $39.9 million for the year ended December 31, 2009 from a loss of $46.4 million for the year ended December 31, 2008. The gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Reorganization items, net. Reorganization items, exclusive of discontinued operations reflect the favorable impact of $424.4 million, and inclusive of discontinued operations reflect the favorable impact of $439.5 million for the year ended December 31, 2009 due to fresh-start accounting and revaluation of assets and liabilities ($188.6 million), gain on extinguishment of debt ($243.2 million), and reversal of future interest payments recorded as long-term obligations ($20.4 million), offset in part principally by the incurrence of professional fees as a result of the Chapter 11 Cases ($12.6 million).

Income tax benefit (expense): Income tax benefit (expense) is a $6.1 million benefit for the year ended December 31, 2009 compared to a $0.7 million benefit for the year ended December 31, 2008. The benefit includes expenses consisting of foreign withholding tax on intercompany interest, the release of certain

“ASC 740” liabilities as a result of the expiration of the statute of limitations and charges for uncertain tax positions under ASC No. 740, “Income Taxes.” The foreign tax expense was offset by a significant benefit from the release of deferred tax liabilities related to amortization of certain fresh-start adjustments to fixed assets and intangibles as discussed in “Note 8—Income Taxes,” to our consolidated audited financial statements.

Liquidity and Capital Resources

Important Long-Term Capital Structure Developments:

Terminated Exchange Offers. In the first quarter of 2011, we announced the commencement of private offers to exchange (the “Exchange Offers”) up to $240 million of new 9.50% Senior Secured Notes due 2019 issued by Primus Telecommunications Holding, Inc. for our outstanding 13% Notes and 14 1/4% Notes. As of the expiration time of the Exchange Offers at 5:00 p.m. New York City Time on March 23, 2011 the minimum participation condition with respect to the Exchange Offers was not fully met and we therefore elected to terminate the Exchange Offers.

Debt Redemption. On March 16, 2011 we sent a notice of redemption to holders of the 14 1/4% Notes, pursuant to which Primus Telecommunications IHC, Inc. elected to redeem $24,014,974 aggregate principal amount of our outstanding 14 1/4% Notes, with an April 15, 2011 redemption date (the “Redemption Date”) at a redemption price of 100.00% of the principal amount thereof (the “Redemption Price”), plus accrued and unpaid interest to, but excluding the Redemption Date on the redeemed 14 1/4% Notes. On the Redemption Date, the Redemption Price (together with accrued and unpaid interest to, but excluding the Redemption Date of $1,283,300 on the redeemed 14 1/4% Notes) will become due and payable on 14 1/4% Notes called for redemption and, unless Primus Telecommunications IHC, Inc. shall default in the payment of the Redemption Price and accrued interest, interest on 14 1/4% Notes called for redemption shall cease to accrue on and after the Redemption Date.

2009 13% Notes Offering. In the fourth quarter 2009, we completed a private offering of $130 million in 13% Senior Secured Notes due 2016. Net proceeds, after deducting underwriting and transactional expenses, of $123.5 million were used principally to fully repay and terminate our $94.8 million senior secured term loan facility and $27.0 million Canadian credit facility, each of which were due in 2011. In connection with the July 2009 Reorganization and our December 2009 issuance of 13% Notes, we significantly adjusted our capital structure, our debt agreements’ covenants and terms, our debt service obligations and our long-term debt maturities. We believe these efforts have better aligned our capital structure with our business’s cash flow and liquidity expectations.

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

Net cash provided by operating activities was $36.5 million for the year ended December 31, 2010 as compared to net cash provided by operating activities of $29.0 million for the year ended December 31, 2009. For the year ended December 31, 2010, net income, net of non-cash operating activity, provided $54.4 million of cash. In addition, cash was increased by a reduction in accounts receivable of $3.4 million and an increase in accrued interest of $0.1 million. For the year ended December 31, 2010, we used $8.5 million to reduce our accounts payable, $6.2 million to reduce our accrued interconnection costs, $2.6 million to reduce our accrued income taxes, $2.5 million to increase other assets, $0.3 million to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities, net, and $1.2 million to increase our prepaid expenses and other current assets. Cash effect of reorganization items was $0.1 million.

Net cash provided by operating activities was $29.0 million for the year ended December 31, 2009 as compared to net cash provided by operating activities of $8.8 million for the year ended December 31, 2008. For the year ended December 31, 2009, net income, net of non-cash operating activity, provided $61.6 million of cash. In addition, cash was increased by a reduction in accounts receivable of $12.5 million, a reduction in prepaid expenses and other current assets of $2.3 million, a reduction in other assets of $4.3 million and an increase in accrued interest of $0.4 million. For the year ended December 31, 2009, we used $20.5 million to reduce our accounts payable, $9.0 million to reduce our accrued income taxes, $2.6 million to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities, net, and $7.8 million to reduce our accrued interconnection costs. Cash effect of reorganization items was $12.2 million.

Net cash used in investing activities was $21.2 million for the year ended December 31, 2010 compared to $15.1 million for the year ended December 31, 2009. Net cash used in investing activities during the year ended December 31, 2010 included $26.4 million of capital expenditures and was primarily offset by $5.7 million from the sale of certain European retail operations, primarily Belgium, United Kingdom and France.

Net cash used in investing activities was $15.1 million for the year ended December 31, 2009 compared to $18.7 million for the year ended December 31, 2008. Net cash used in investing activities during the year ended December 31, 2009 included $15.1 million of capital expenditures.

Net cash used in financing activities was $13.9 million for the year ended December 31, 2010 compared to $12.7 million for the year ended December 31, 2009. During the year ended December 31, 2010, $13.9 million was used to reduce the principal amounts outstanding on capital leases, leased fiber capacity, financing facilities and other long-term obligations.

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

Short- and Long-Term Liquidity Considerations and Risks

As of December 31, 2010, we had $41.5 million of unrestricted cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases, vendor financing and other long-term obligations), and other cash needs for our operations for at least the next twelve months.

As of December 31, 2010, we have $45.6 million in future minimum purchase obligations, $68.5 million in future operating lease payments and $245.7 million of indebtedness. At December 31, 2010, approximately $88.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC No. 740; however, we are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below.

The obligations reflected in the table below reflect the contractual payments of principal and interest that existed as of December 31, 2010:

(in thousands) Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes	14 1/4% Senior Subordinated Secured Notes	Purchase Obligations	Operating Leases	Total
2011	$1,228	$16,900	$16,247	$34,142	$15,706	$84,223
2012	340	16,900	16,247	7,115	13,886	54,488
2013	168	16,900	122,139	3,162	11,038	153,407
2014	20	16,900	—	1,162	7,119	25,201
2015	—	16,900	—	54	5,695	22,649
Thereafter	—	146,947	—	—	15,102	162,049

Total Minimum Principal & Interest Payments	1,756	231,447	154,633	45,635	68,546	502,017
Less: Amount Representing Interest	(89)	(101,447)	(40,618)	—	—	(142,154)

Total Long-Term Obligations	$1,667	$130,000	$114,015	$45,635	$68,546	$359,863

The foregoing table assumes that the 14 1/4% Notes are refinanced before January 21, 2013 and holders of 13% Notes do not accept any Excess Cash Flow Offer to purchase 13% Notes. In this regard, the Company must extend an offer to repurchase to the holders of the 13% Notes an applicable amount, (equal to 50% of Excess Cash Flow), of the 13% Notes at par, in the event the Company and certain subsidiaries have excess cash flow (as defined in Note 7—Long Term Obligations.) for any fiscal year commencing with the fiscal year ending December 31, 2010. See Item 1A. “Risks Associated with our Liquidity Needs and Debt Securities.” for certain risks and uncertainties related thereto.

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

The valuation techniques required by ASC No. 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

•

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

•

Level 3: Unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

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

Recently Issued Accounting Standards Updates

In January 2010, an update was issued to the Fair Value Measurements and Disclosures Topic, ASC 820, which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for us on January 1, 2010, except for Level 3 reconciliation disclosures which will be effective for us on January 1, 2011. The update did not have a material impact on our disclosures to our consolidated and combined financial statements.

In December 2010, an update was made to the Intangibles—Goodwill and Other Topic, ASC 350, which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update will become effective for us on January 1, 2011. We do not expect the adoption of this update to have a material impact on our consolidated and combined financial statements.

Special Note Regarding Forward Looking Statements

Certain statements in this Report on Form 10-K and elsewhere concerning strategic objectives and initiatives, Arbinet merger synergies and strategies, our overall prospects, our prospects for the International Carrier Services business after giving effect to the Arbinet acquisition, future liquidity, cost savings initiatives and related matters constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this filing. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	our financial condition, Arbinet business integration and synergy efforts, financing requirements, prospects and cash flow;

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

•	financing, refinancing, debt extension, de-leveraging, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecast;

•	assumptions regarding currency exchange rates;

•	timing, extent and effectiveness of cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, synergies, asset dispositions, product plans, performance and results;

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings; and

•	ability to generate net cash proceeds from the disposition of selective assets without material impairment to profitability.

Factors and risks that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward looking statements include those set forth in “Risk Factors” as well as, without limitation:

•	the occurrence of a default or event of default under our indentures or other financing agreements;

•	our inability to generate sufficient liquidity and working capital;

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

•

adverse changes in the credit markets or in the ratings given to Primus’s debt securities by nationally accredited ratings organizations, which could limit or restrict the availability, or increase the cost, of financing;

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

•	adverse tax or regulatory rulings from applicable authorities;

•	enhanced broadband, DSL, Internet, wireless, VOIP, date and hosting and local and long distance voice telecommunications competition;

•	changes in financial, capital market local and international and economic conditions;

•	changes in service offerings or business strategies, including the need to modify business models if performance is below expectations;

•

the effects of greater than anticipated competition requiring new pricing, marketing strategies or new product or service offerings and the risk that the combined company, following the Arbinet merger, will not respond on a timely or profitable basis;

•	difficulty in retaining existing long distance wireline and dial-up ISP customers;

•	difficulty in migrating or retaining customers associated with acquisitions of customer bases, or integrating other assets;

•

the effects of changes in both general and local economic conditions on the markets served by Primus or Arbinet, which can affect demand for its products and services, customer purchasing decisions, collectability of revenues and required levels of capital expenditures;

•	changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate;

•

restrictions on our ability to execute certain strategies or complete certain transactions as a result of our inexperience with new products, or limitations imposed by available cash resources, our capital structure or debt covenants;

•	aggregate margin contribution from the new products is not sufficient in amount or timing to offset the margin decline in our legacy long distance voice and dial-up ISP businesses;

•	the ability to integrate successfully Arbinet’s operations into the existing operations of Primus;

•	the effects of increased expenses due to activities related to the Arbinet merger;

•	the risk that the growth opportunities and cost synergies (or other efficiencies) from the Arbinet merger may not be fully realized or may take longer to realize than expected;

•	the ability to manage effectively, after the Arbinet merger, the combined company’s operations, operating expenses and capital expenditures;

•	the effect of various buyers and sellers on the Arbinet Exchange, or members, not trading on the Arbinet Exchange or utilizing the Arbinet business’s new and additional services;

•	volatility in the volume and mix of trading activity on Arbinet’s Exchange;

•	uncertain and long member enrollment cycle in the Arbinet business;

•	the failure to manage Arbinet’s carrier services;

•	decreased trading volumes due to Arbinet’s efforts to increase call quality on the Arbinet Exchange;

•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel;

•	risks and costs associated with our effort to locate certain activities and functions off-shore;

•	risks associated with international operations;

•	dependence on effective information and billing systems;

•	possible claims for patent infringement on products or processes employed in providing our services;

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

Foreign currency can have a major impact on our financial results. As of December 31, 2010, about 85% of our net revenue is derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD and USD/AUD. Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the AUD, there could be a negative or positive effect on the reported results for Australia, depending upon whether our Australia unit is operating profitably or at a loss. It takes more profits in AUD to generate the same amount of profits in USD and a greater loss in AUD to generate the same amount of loss in USD. The opposite is also true. For instance, when the USD weakens there is a positive effect on reported profits and a negative effect on reported losses for Australia.

In the year ended December 31, 2010, as compared to the year ended December 31, 2009, the USD was stronger on average as compared to the AUD, CAD, and GBP; and weaker on average to the EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (2)%, (7)%, 1% and (33)% in local currency compared to the year ended December 31, 2009, but increased (decreased) 14%, 3%, 1% and (32)% in USD, respectively.

In the year ended December 31, 2009, as compared to the year ended December 31, 2008, the USD was stronger on average as compared to the AUD, CAD, and GBP; and weaker on average to the EUR. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, GBP and EUR increased (decreased) (5)%, (8)%, 24% and 7% in local currency compared to the year ended December 31, 2008, but increased (decreased) (12)%, (14)%, 6% and 2% in USD, respectively.

Interest rates—The Senior Secured Notes and Senior Subordinated Secured Notes are at a fixed interest rate of 13.00% and 14.25%, respectively. We are exposed to interest rate risk as debt refinancing may be required. Our primary exposure to market risk stems from fluctuations in interest rates.

The interest rate sensitivity table below summarizes our market risks associated with fluctuations in interest rates for the year ended December 31, 2010 in USD, which is our reporting currency. The table presents principal cash flows and related weighted average interest rates by year of expected maturity for our Senior Secured Notes, Senior Subordinated Secured Notes, and other long-term obligations in effect at December 31, 2010.

	Year of Maturity
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Fixed Rate	$1,067	$324	$114,182	$20	$—	$130,000	$245,593	$249,363
	11.1%	9.3%	14.2%	9.9%	0.0%	13.0%	13.6%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Internal Control Over Financial Reporting.

As part of our compliance efforts relative to Section 404 of Sarbanes-Oxley Act of 2002, management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management identified a material weakness in our internal controls over accounting for income taxes. The material weakness in internal control related to a lack of process/controls documentation and incomplete knowledge transfer from the former Corporate Tax Director to the new Corporate Tax Director who started in the position on January 3, 2011. This material weakness was first identified as of December 31, 2006 and remained applicable as of December 31, 2007 and December 31, 2008. During 2009, we remediated this material weakness by restructuring our Tax Department, implementing tax provision software, and developing quarterly tax documentation formats. However, during 2010 there were several complicated financial transactions that were not properly accounted for due to insufficient documentation of historical positions. In addition, the effective performance of our tax controls was limited due to the fact that we failed to completely document our key tax processes and controls which prevented an effective knowledge transfer to the new Corporate Tax Director. Management concluded that, as of December 31, 2010, our internal controls over financial reporting were not effective based on the criteria set forth by COSO.

Management’s report on internal control over financial reporting as of December 31, 2010 appears on page F-2 and is incorporated herein by reference. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control.

As a result of the Company’s determination that the controls in place over the process of translating certain inter-company balances did not operate effectively as of December 31, 2009, the Company designed and implemented new procedures and controls to address the control failure that occurred, including: (a) performing additional recalculations and analysis of the foreign currency transaction gain (loss) recorded on inter-company balances; (b) implementing an improved process for assessing the reasonableness of foreign currency transaction gain (loss) recorded on these inter-company balances; and (c) confirming inter-company settlements related to these balances at a transactional level. As a result of these changes in control, our management concluded as of December 31, 2010 that the controls surrounding the accounting for foreign currency translations on inter-company balances are effective.

As a result of the Company’s determination that the controls in place over accounting for income taxes did not operate effectively as of December 31, 2010, the Company has engaged the former Corporate Tax Director as a consultant to coordinate and work with our new Corporate Tax Director to fully document tax processes and controls and to perform a complete knowledge transfer of the existing procedures. The Company also intends to hire third party tax consultants, as needed, to evaluate, document, and make recommendations to improve the current tax reporting process and documentation of tax positions. Management believes that once controls have been fully documented and the knowledge transfer has been successfully completed, our new Corporate Tax Director will be able to take on an effective supervisory role and will ensure the effective enhancement and implementation of our Tax controls. Notwithstanding the existence of a material weakness in our internal controls over accounting for income taxes, we believe, that to the best of our knowledge, our previously filed financial statements (as amended) fairly present, in all material respects, our financial condition and results of operations in conformity with U.S GAAP.

Other than the changes in accounting for income taxes and foreign currency transactions noted above, there have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls over financial reporting, that occurred during the year ended December 31, 2010, that have materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain of the information required by Part III will be provided in our definitive proxy statement for our 2011 annual meeting of stockholders, which definitive proxy statement will be filed pursuant to Regulation 14A not later than April 30, 2011 (“2010 Proxy Statement”), and is incorporated herein by this reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors is set forth under the caption entitled “Election of Directors” in our 2011 Proxy Statement and is incorporated herein by reference. Information relating to our executive officers is set forth in our 2010 Proxy Statement under the caption “Executive Officers, Directors and Key Employees” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officer, directors and 10% stockholders are required under the Securities Exchange Act of 1934 to file with the Securities and Exchange Commission reports of ownership and changes in ownership in their holdings in our stock. Based solely on an examination of these reports, all such reports have been timely filed.

Code of Ethics

We have adopted a Code of Ethics applicable to all directors, officers and employees, including the chief executive officer, senior financial officers and other persons performing similar functions. The Code of Ethics is a statement of business practices and principles of behavior that support our commitment to conducting business while maintaining the highest standards of business conduct and ethics. Our Code of Ethics covers topics including, but not limited to, compliance resources, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code. A copy of the Code of Ethics is available on our website at www.ptgi.com. Any amendment of the Code of Ethics or any waiver of its provisions for a director, executive officer or senior financial officer must be approved by the Board of Directors. We will publicly disclose any such waivers or amendments pursuant to applicable SEC and the Over-the-Counter Bulletin Board regulations.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding compensation of our officers and directors is set forth under the caption entitled “Executive Compensation” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of certain of our securities is set forth under the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with us is set forth under the caption entitled “Certain Relationships and Related Transactions” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the caption entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2011 Proxy Statement and is incorporated herein by reference.

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

b) Exhibit listing

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated November 10, 2010 (the “Merger”) by and among Primus Telecommunications Group, Incorporated, a Delaware corporation (“Group”), PTG Investments, Inc., a Delaware corporation and a direct wholly owned subsidiary of Group, and Arbinet Corporation, a Delaware corporation (“Arbinet”) (incorporated by reference to Exhibit 2.1 to Group’s Form 8-K filed with the SEC on November 12, 2010, File No. 000-29092)

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 14, 2010, by and among Primus Telecommunications Group, Incorporated, PTG Investments, Inc. and Arbinet Corporation (incorporated by reference to Exhibit 2.1 to Group’s current report on Form 8-K, filed December 15, 2010, File No. 000-29092)

3.1	Second Amended and Restated Certificate of Incorporation of Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A, filed July 1, 2009, Reg. No. 000-29092)

3.2	Amended and Restated By-Laws of Primus Telecommunications Group, Incorporated (as adopted and in effect on November 9, 2010) (incorporated by reference to Exhibit 3.1 to Group’s Current Report on Form 8-K, filed November 10, 2010, Reg. No. 000-29092)

4.1	Class A Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent (incorporated by reference to Exhibit 4.1 to Group’s Current Report on Form 8-K, filed July 1, 2009, File No. 000-29092)

4.2	Class B Warrant Agreement, dated as of July 1, 2009, by and between Primus Telecommunications Group, Incorporated and StockTrans, Inc., as Warrant Agent (incorporated by reference to Exhibit 4.2 to Group’s Current Report on Form 8-K, filed July 1, 2009, File No. 000-29092)

4.3	Contingent Value Rights Distribution Agreement of Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 4.1 to Group’s Registration Statement on Form 8-A, filed July 1, 2009, Reg. No. 000-29092)

4.4	Indenture, dated as of December 22, 2009, by and among Primus Telecommunications Holding, Inc., Primus Telecommunications Canada Inc., the Guarantors party thereto, The Bank of New York Mellon, as Trustee, U.S. Bank National Association, as U.S. Collateral Trustee, and Computershare Trust Company of Canada, as Canadian Collateral Trustee, relating to Units, each Unit comprised of $653.85 principal amount of 13% Senior Secured Notes due 2016 issued by Primus Telecommunications Holding, Inc. (the “13% Holding Notes”) and $346.15 principal amount of 13% Senior Secured Notes due 2016 issued by Primus Telecommunications Canada Inc. (the “13% Canadian Notes”) (incorporated by reference to Exhibit 4.1 to Group’s Current Report on Form 8-K, filed December 24, 2009, File No. 000-29092)

Exhibit Number	Description
4.5	Form of Unit comprised of $653.85 principal amount of 13% Senior Secured Notes due 2016 issued by Primus Telecommunications Holding, Inc. and $346.15 principal amount of 13% Senior Secured Notes due 2016 issued by Primus Telecommunications Canada Inc. (included in Exhibit 4.4)

4.6	Form of 13% Senior Secured Note due 2016 issued by Primus Telecommunications Holding, Inc. (included in Exhibit 4.4)

4.7	Form of 13% Senior Secured Notes due 2016 issued by Primus Telecommunications Canada Inc. (included in Exhibit 4.4)

4.8	Specimen of Common Stock (incorporated by reference to Exhibit 3.3 to Group’s Registration Statement on Form 8-A, filed July 1, 2009, File No. 000-29092)

4.9	Supplemental Indenture, dated as of July 1, 2009, by and among Primus Telecommunications IHC, Inc., the Guarantors thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.1 to Group’s Current Report on Form 8-K, filed July 1, 2009, File No. 000-29092)

4.10	Intercreditor Agreement, dated as of February 26, 2007 (as amended), by and among Primus Telecommunications IHC, Inc., Primus Telecommunications Group, Incorporated, Primus Telecommunications Holding, Inc., and the parties thereto (incorporated by reference to Exhibit 4.5 to Group’s Amendment to Current Report on Form 8-K/A, filed March 16, 2007, File No. 000-29092)

4.11	Collateral Agreement pursuant to the 14 1/4% Notes Indenture, dated as of February 26, 2007 (as amended), by and among Primus Telecommunications IHC, Inc., and the parties thereto (incorporated by reference to Exhibit 4.4 to Group’s Amendment to Current Report on Form 8-K/A, filed March 16, 2007, File No. 000-29092)

4.12	Collateral Agreement, dated as of December 22, 2009, made by Primus Telecommunications Holding, Inc. and certain of its Affiliates in favor of U.S. Bank National Association, as Collateral Trustee in respect of the 13% Holding Notes (incorporated by reference to Exhibit 4.12 to Group’s Annual Report on Form 10-K, filed April 5, 2010, File No. 000-29092)

4.13	Canadian Collateral Agreement, dated as of December 22, 2009, made by Primus Telecommunications Canada Inc. and certain of its Affiliates in favor of Computershare Trust Company of Canada, as Canadian Collateral Trustee in respect of the 13% Canadian Notes (incorporated by reference to Exhibit 4.13 to Group’s Annual Report on Form 10-K, filed April 5, 2010, File No. 000-29092)

4.14	New Debt Notice and Joinder Agreement, dated as of December 22, 2009 (incorporated by reference to Exhibit 4.14 to Group’s Annual Report on Form 10-K, filed April 5, 2010, File No. 000-29092)

10.1*	Primus Telecommunications Group, Incorporated Management Compensation Plan, As Amended

10.2	Form of Restricted Stock Unit Agreement between Grantee and Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 10.9 to Group’s Current Report on Form 8-K, filed July 1, 2009, File No. 000-29092)

10.3	Form of Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 10.10 to Group’s Current Report on Form 8-K, filed July 1, 2009, File No. 000-29092)

10.4	Form of Performance Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 10.11 to Group’s Current Report on Form 8-K, filed July 1, 2009, File No. 000-29092)

Exhibit Number	Description
10.5	401(k) Plan, as amended (incorporated by reference to Exhibit 4.4 to Group’s Registration Statement on Form S-8, filed September 5, 1997, File No. 333-35005)

10.6	Executive Employment Agreement, dated April 26, 2007, between Primus Telecommunications Group, Incorporated and K. Paul Singh (incorporated by reference to Exhibit 10.4 to Group’s Annual Report on Form 10-K, filed March 17, 2008, File No. 000-29092)

10.7	Termination Agreement dated October 6, 2010 by and between K. Paul Singh and Primus Telecommunications Group, Incorporated and Primus Telecommunications, Inc. (incorporated by reference to Exhibit 10.1 to Group’s Current Report on Form 8-K, filed October 8, 2010, File No. 000-29092)

10.8	Executive Employment Agreement dated as of October 12, 2010 by and between Peter D. Aquino and Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 10.1 to Group’s Current Report on Form 8-K, filed October 13, 2010, File No. 000-29092)

10.9	Restricted Stock Agreement dated as of October 12, 2010 by and between Peter D. Aquino and Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 10.2 to Group’s Current Report on Form 8-K, filed October 13, 2010, File No. 000-29092)

10.10	Arbinet Holdings, Inc. Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Arbinet Corporation’s Registration Statement on Form S-1, filed July 9, 2004, File No. 333-117278)

10.11	Arbinet-thexchange, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Arbinet Corporation’s Registration Statement on Form S-1/A, filed November 29, 2004, File No. 333-117278)

10.12	License Agreement, effective as of February 16, 2011, by and between Arbinet Corporation and AIP Acquisition LLC (incorporated by reference to Exhibit 10.2 to Arbinet Corporation’s Current Report on Form 8-K filed with the SEC on February 17, 2011, File No. 000-51063)

12.1*	Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31*	Certifications

32*	Certification

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2011.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

By:	/S/ PETER D. AQUINO
Peter D. Aquino President, Chairman, Chief Executive Officer (Principal Executive Officer) and Director

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Aquino and James C. Keeley, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K of the Securities and Exchange Commission for the fiscal year of Primus Telecommunications Group, Incorporated ended December 31, 2010, and to file the same, with all exhibits thereto, and other documents in connection therewith, with authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PETER D. AQUINO Peter D. Aquino	President, Chairman, Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2011

/s/ JAMES C. KEELEY James C. Keeley	Acting Chief Financial Officer, Vice President - Corporate Controller (Principal Financial and Accounting Officer)	March 25, 2011

/s/ STEVEN SCHEIWE Steven Scheiwe	Director	March 25, 2011

/s/ JOHN B. SPIRTOS John B. Spirtos	Director	March 25, 2011

/s/ NEIL S. SUBIN Neil S. Subin	Director	March 25, 2011

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Management’s Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Financial Statements:
Consolidated Statements of Operations for the year ended December 31, 2010 and the six months ended December 31, 2009, and July 1, 2009, and for the year ended December 31, 2008	F-4
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December  31, 2010 and for the six months ended December 31, 2009, and July 1, 2009, and for the year ended December 31, 2008

F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2010 and for the six months ended December 31, 2009, and July 1, 2009, and for the year ended December 31, 2008	F-7
Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2010 and for the six months ended December 31, 2009, and July 1, 2009, and for the year ended December 31, 2008	F-8
Notes to Consolidated Financial Statements	F-9

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concludes that Primus did not maintain effective internal control over financial reporting as of December 31, 2010 due to the material weakness in the Company’s internal control over accounting for income taxes (details provided in Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the period ended December 31, 2010). This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

/s/ PETER D. AQUINO	March 25, 2011
Peter D. Aquino President, Chairman, Chief Executive Officer (Principal Executive Officer) and Director

/s/ JAMES C. KEELEY	March 25, 2011
James C. Keeley Acting Chief Financial Officer, Vice President - Corporate Controller (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primus Telecommunications Group, Incorporated and subsidiaries

McLean, VA

We have audited the accompanying consolidated balance sheets of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” and “Successor”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive income (loss) for the year ended December 31, 2010 and for the six months ended December 31, 2009. We have also audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive income (loss) for the six months ended July 1, 2009 and for the year ended December 31, 2008 of Primus Telecommunications Group, Incorporated (the “Predecessor”). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the year ended December 31, 2010 and the six months ended December 31, 2009, and the results of operations and cash flows of the Predecessor for the six months ended July 1, 2009 and for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Deloitte & Touche LLP

McLean, Virginia

March 25, 2011

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
NET REVENUE	$764,947	$397,520	$365,245	$832,837
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	488,612	259,566	236,925	526,435
Selling, general and administrative	198,201	95,223	88,585	239,123
Depreciation and amortization	65,279	36,990	11,545	30,356
(Gain) loss on sale or disposal of assets	196	102	(43)	(5,966)

Total operating expenses	752,288	391,881	337,012	789,948

INCOME FROM OPERATIONS	12,659	5,639	28,233	42,889
INTEREST EXPENSE	(35,490)	(17,278)	(14,093)	(53,971)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(183)	(3)	189	583
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	164	(4,146)	—	36,872
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(13,737)	(2,804)	—	—
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	741	492	378	3,284
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	16,413	19,566	20,332	(46,378)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(19,433)	1,466	35,039	(16,721)
REORGANIZATION ITEMS, net	1	(421)	424,825	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(19,432)	1,045	459,864	(16,721)
INCOME TAX BENEFIT (EXPENSE)	9,085	10,180	(4,074)	739

INCOME (LOSS) FROM CONTINUING OPERATIONS	(10,347)	11,225	455,790	(15,982)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(11,771)	(4,050)	15,081	(5,890)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	2,926	(110)	251	—

NET INCOME (LOSS)	(19,192)	7,065	471,122	(21,872)
Less: Net (income) loss attributable to the noncontrolling interest	105	(333)	32	(3,159)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(19,087)	$6,732	$471,154	$(25,031)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.05)	$1.13	$3.19	$(0.13)
Income (loss) from discontinued operations, net of tax	(1.21)	(0.42)	0.11	(0.05)
Gain (loss) from sale of discontinued operations, net of tax	0.30	(0.01)	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.96)	$0.70	$3.30	$(0.18)

DILUTED LOSS PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.05)	$1.11	$2.63	$(0.13)
Income (loss) from discontinued operations, net of tax	(1.21)	(0.41)	0.09	(0.05)
Gain (loss) from sale of discontinued operations, net of tax	0.30	(0.01)	—	—

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.96)	$0.69	$2.72	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,721	9,600	142,695	142,643

Diluted	9,721	9,800	173,117	142,643

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(10,242)	$10,892	$455,822	$(19,141)
Income (loss) from discontinued operations, net of tax	(11,771)	(4,050)	15,081	(5,890)
Gain (loss) from sale of discontinued operations, net of tax	2,926	(110)	251	—

Net income (loss)	$(19,087)	$6,732	$471,154	$(25,031)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	Successor
	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,534	$42,538
Accounts receivable (net of allowance for doubtful accounts receivable of $6,854 and $8,163)	76,828	89,342
Prepaid expenses and other current assets	19,439	15,147

Total current assets	137,801	147,027
RESTRICTED CASH	12,117	10,438
PROPERTY AND EQUIPMENT—Net	138,488	147,606
GOODWILL	63,731	64,220
OTHER INTANGIBLE ASSETS—Net	147,749	178,807
OTHER ASSETS	14,573	10,816

TOTAL ASSETS	$514,459	$558,914

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$36,942	$45,819
Accrued interconnection costs	29,571	37,561
Deferred revenue	12,891	13,882
Accrued expenses and other current liabilities	46,491	49,704
Accrued income taxes	7,678	10,629
Accrued interest	2,152	1,985
Current portion of long-term obligations	1,143	4,274

Total current liabilities	136,868	163,854
LONG-TERM OBLIGATIONS	242,748	253,242
DEFERRED TAX LIABILITY	32,208	36,052
CONTINGENT VALUE RIGHTS	19,098	5,362
OTHER LIABILITIES	503	495

Total liabilities	431,425	459,005
COMMITMENTS AND CONTINGENCIES (See Note 10.)

STOCKHOLDERS’ EQUITY (DEFICIT):
Successor Preferred stock, $0.001 par value—20,000,000 shares authorized; none issued or outstanding	—	—
Successor Common stock, $0.001 par value—80,000,000 shares authorized; 9,801,463 and 9,600,000 shares issued or outstanding	10	10
Additional paid-in capital	86,984	85,533
Accumulated earnings (deficit)	(12,355)	6,732
Accumulated other comprehensive income (loss)	4,751	4,064

Total stockholders’ equity before noncontrolling interest	79,390	96,339

Noncontrolling interest	3,644	3,570

Total stockholders’ equity (deficit)	83,034	99,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$514,459	$558,914

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	PREDECESSOR
	Common Stock		Additional Paid- In-Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Stockholders’ Equity (Deficit)
	Common Shares	Common Stock
BALANCE AS OF DECEMBER 31, 2008	142,695	$1,427	$718,956	$(1,099,809)	$(82,113)	$2,814	$(458,725)
Share based compensation expense	—	—	27	—	—	—	27
Foreign currency translation adjustment	—	—	—	—	(7,103)	149	(6,954)
Net Income (Loss)	—	—	—	39,357	—	(32)	39,325

BALANCE AS OF JUNE 30, 2009	142,695	1,427	718,983	(1,060,452)	(89,216)	2,931	(426,327)
Plan of Reorganization and fresh-start adjustments	(133,095)	(1,417)	(634,601)	1,060,452	89,216	—	513,650

BALANCE AS OF JULY 1, 2009	9,600	10	84,382	—	—	2,931	87,323

	SUCCESSOR
BALANCE AS OF JULY 1, 2009	9,600	10	84,382	—	—	2,931	87,323
Share based compensation expense	—	—	1,151	—	—	—	1,151
Foreign currency translation adjustment	—	—	—	—	4,064	306	4,370
Net Income (Loss)	—	—	—	6,732	—	333	7,065

BALANCE AS OF DECEMBER 31, 2009	9,600	10	85,533	6,732	4,064	3,570	99,909

Share based compensation expense	—	—	1,795	—	—	—	1,795
Common shares issued for restricted stock units	201	—	(344)	—	—	—	(344)
Foreign currency translation adjustment	—	—	—	—	687	179	866
Net Income (Loss)	—	—	—	(19,087)	—	(105)	(19,192)

BALANCE AS OF DECEMBER 31, 2010	9,801	$10	$86,984	$(12,355)	$4,751	$3,644	$83,034

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,192)	$7,065	$471,122	$(21,872)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	(1)	562	(440,094)	—
Provision for doubtful accounts receivable	8,392	5,014	5,140	11,940
Stock compensation expense	1,635	1,151	27	262
Depreciation and amortization	68,220	39,530	12,346	32,798
Impairment expense	6,161	—	—	—
(Gain) loss on sale or disposal of assets	(2,542)	291	(294)	(6,028)
Accretion (amortization) of debt premium/discount, net	183	3	(189)	(583)
Change in fair value of Contingent Value Rights	13,737	2,804	—	—
Deferred income taxes	(6,321)	(3,891)	—	5,838
(Gain) loss on early extinguishment of debt	(164)	2,189	—	(36,872)
Unrealized foreign currency transaction (gain) loss on intercompany and foreign debt	(15,734)	(20,476)	(20,702)	48,588
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	3,405	4,721	7,798	(15,658)
(Increase) decrease in prepaid expenses and other current assets	(1,176)	1,880	461	10,191
(Increase) decrease in other assets	(2,545)	1,801	2,454	1,877
Increase (decrease) in accounts payable	(8,476)	(7,680)	(12,794)	(5,930)
Increase (decrease) in accrued interconnection costs	(6,167)	(2,478)	(5,361)	2,243
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(331)	(3,921)	1,313	(5,640)
Increase (decrease) in accrued income taxes	(2,581)	(11,080)	2,113	(10,625)
Increase (decrease) in accrued interest	118	1,965	(1,600)	(1,750)

Net cash provided by (used in) operating activities before cash reorganization items	36,621	19,450	21,740	8,779
Cash effect of reorganization items	(137)	(7,615)	(4,595)	—

Net cash provided by (used in) operating activities	36,484	11,835	17,145	8,779
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,421)	(9,396)	(5,660)	(25,441)
Sale of property and equipment and intangible assets	5,598	12	179	5,756
Cash from disposition of business, net of cash disposed	123	(110)	232	1,676
Cash used in business acquisitions, net of cash acquired	—	—	(199)	(583)
(Increase) decrease in restricted cash	(521)	(19)	(146)	(102)

Net cash provided by (used in) investing activities	(21,221)	(9,513)	(5,594)	(18,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of the Company’s debt securities	—	—	—	(11,534)
Proceeds from issuance of long-term obligations	—	128,063	—	—
Deferred financing costs	—	(4,569)	—	—
Principal payments on long-term obligations	(13,866)	(127,871)	(8,292)	(16,545)
Proceeds from sale of common stock, net of issuance costs	—	—	—	—

Net cash provided by (used in) financing activities	(13,866)	(4,377)	(8,292)	(28,079)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,401)	3,132	1,202	(6,288)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,004)	1,077	4,461	(44,282)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,538	41,461	37,000	81,282

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,534	$42,538	$41,461	$37,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$35,576	$14,609	$14,909	$53,442
Cash paid for taxes	$2,996	$3,018	$962	$1,908
Non-cash investing and financing activities:
Capital lease additions	$51	$409	$1,882	$775
Accrued deferred financing costs	$—	$1,741	$—	$—
Settlement of outstanding debt with issuance of new senior secured debt	$—	$—	$—	$(133,159)
Issuance of new senior secured debt in exchange for outstanding debt	$—	$—	$—	$88,794
Business disposition proceeds in note receivable	$3,380	$—	$—	$—
Business acquisition financed with note payable	$—	$—	$—	$247

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
NET INCOME (LOSS)	$(19,192)	$7,065	$471,122	$(21,872)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	866	4,370	(6,954)	10,374
Fresh-start adjustment	—	—	89,216	—

COMPREHENSIVE INCOME (LOSS)	(18,326)	11,435	553,384	(11,498)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(74)	(639)	(117)	(2,763)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(18,400)	$10,796	$553,267	$(14,261)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Primus Telecommunications Group, Incorporated, (“Primus” or the “Company”) is a facilities based telecommunications services provider offering a portfolio of international and domestic voice, wireless, Internet, voice-over-Internet protocol (VOIP), data and data center services to business and residential retail customers and other carriers located primarily in the United States, Australia, Canada and Brazil. The Company’s focus is to service the demand for high quality, competitively priced communications services that is being driven by the globalization of the world’s economies, the worldwide trend toward telecommunications deregulation and the growth of broadband, Internet, VOIP, wireless and data traffic.

The Company targets customers with significant telecommunications needs, including small- and medium-sized enterprises (SMEs), multinational corporations, residential customers, and other telecommunications carriers and resellers. The Company provides services over its global network, which consists of:

•	10 data centers in 8 cities in Canada, Australia and Brazil;

•

13 carrier-grade international gateway and domestic switching systems (the hardware/software devices that direct the voice traffic across the network), internet routers and media gateways in the United States, Canada, Europe and the Asia-Pacific region;

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

The Company is incorporated in the state of Delaware and operates as a holding company of wholly-owned operating subsidiaries primarily in the United States, Canada, Australia and Brazil.

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

The Plan provided for a plan of reorganization of the Debtors on terms that are summarized below:

•	Holding’s Term Loan facility due February 2011 was reinstated and amended;

•

IHC’s 14 1/4% Senior Secured Notes were cancelled and the holders thereof received (a) their pro rata portion of $123.5 million of aggregate principal amount of 14 1/4% Senior Subordinated Secured Notes due May 20, 2013, (b) 4,800,000 shares of the new Common Stock of Group (the “New Common Stock”), and (c) all reasonable fees, expenses and disbursements of their counsel;

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

In December 2009, the Company issued $130.0 million principal amount of 13% Senior Secured Notes due 2016 subject to certain conditions. The proceeds from the issuance were used to retire the Senior Secured Term Loan Facility and the Canadian Credit Facility. See “Note 6—Goodwill and Other Intangible Assets,” for further detail.

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

The Company recorded $1.0 million of equity related to the issuance of the warrants as of July 31, 2009, as part of the emergence from bankruptcy.

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

Due to the nature of CVR, the Company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging”, as well as related interpretations of these standards. The Company recorded a liability of $2.6 million in other liabilities as part of fresh-start accounting, and will adjust the liability to its estimated fair value. The change in value is reflected in our Statements of Operations as other income (expense). See Note 9—“Fair Value of Financial Instruments and Derivatives”.

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

Discontinued Operations—During 2010 the Company classified its European retail operations as discontinued operations. The Company has applied retrospective adjustments for 2009, and 2008 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2009. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The Company did not retrospectively adjust its 2009 Consolidated Balance Sheet as held for sale criteria was not met until the third quarter of 2010, as such, financial information for the Europe segment will appear, as applicable, where certain balance sheet information is presented, see Note 19, “Discontinued Operations,” for further information.

In the first quarter of 2009, the Company sold certain assets of its Japan retail operations. The Company intended and had the authority to sell certain assets of its Japan retail operations since the fourth quarter of 2008, and therefore, reported this unit as discontinued operations. In the second quarter 2008, the Company intended and had the authority to sell certain assets of its German retail operations, and therefore, reported this unit as discontinued operations. In March 2008, the Company sold its minority equity interest in Bekkoame Internet, Inc. (“Bekko”). The Company used the equity method of accounting for its investment in Bekko.

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

Fresh Start—As of July 1, 2009, the Company adopted fresh-start accounting in accordance with ASC No. 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 1, 2009 are not comparable with the financial statements for periods after July 1, 2009. The consolidated statements of operations, comprehensive income (loss) and any references to “Successor” or “Successor Company” for the year ended December 31, 2010 and for the six months ended December 31, 2009, show the operations of the reorganized Company from and including July 1, 2009, the Effective Date. References to “Predecessor” or “Predecessor Company” refer to the operations of the Company prior to July 1, 2009, except for Predecessor’s July 1, 2009 statements of operations and comprehensive income (loss), which reflect only the effect of the plan adjustments and fresh-start accounting as of such date and do not reflect any operating results. See “Note 4—Fresh Start Accounting,” for further details.

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

Net revenue is also earned on a fixed monthly fee basis for unlimited local and long distance voice plans and for the provision of data/Internet services (including retail VOIP), hosting, and colocation. Data/Internet services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths. These fees are recognized as access is provided on a monthly basis. Additionally, service activation and installation fees are deferred and amortized over the longer of the average customer life or the contract term. The Company records payments received in advance for services and services to be provided under contractual agreements, such as Internet broadband, dial-up access, hosting, and colocation, as deferred revenue until such related services are provided.

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

Income Taxes—The Company recognizes income tax expense for financial reporting purposes following the asset and liability approach for computing deferred income taxes. Under this method, the deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company applies the uncertain tax position-related provisions of ASC No 740 “Income Taxes” (formerly FIN No. 48, “Accounting for Uncertainty in Income Taxes”). These provisions clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with ASC No. 740.

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

Advertising Costs—In accordance with ASC No. 720-35, “Other Expenses—Advertising,” costs for advertising are expensed as incurred. Advertising expense for the year ended December 31, 2010, the six months ended December 31, 2009 and July 1, 2009, and for the year ended December 31, 2008 was $12.8 million, $8.8 million, $5.6 million and $18.0 million, respectively.

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

Derivative Instruments— Pursuant to the terms of the Reorganization Plan, (see “Note 2—Emergence from Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code”), Group issued to holders of Group’s Old Common Stock Contingent Value Rights to receive up to an aggregate of 2,665,000 shares (the “CVR Shares”) of New Common Stock. In connection with the issuance of the Contingent Value Rights, Group entered into a Contingent Value Rights Distribution Agreement (the “CVR Agreement”), in favor of holders of CVRs thereunder, dated as of the Effective Date.

Due to the nature of CVR, the company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging,” as well as related interpretations of this standard. The Company determined these CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company estimated the fair value of its CVRs using a Black-Scholes pricing model and consequently recorded a liability of $2.6 million in the balance sheet caption “other liabilities” as part of fresh-start accounting. The Company adjusts the estimated fair value of its CVRs quarterly. The change in value is reflected in our Statements of Operations as gain (loss) from contingent valuation rights valuation. The company’s estimates of fair value of its CVRs are correlated to and reflective of the Company’s common stock price trends; in general, as the value of the Company’s common stock increases, the estimated fair value of the CVRs also increases and as a result the company recognizes a change in value of its CVRs as loss from contingent valuation rights valuation, conversely and also in general, as the value of the Company’s common stock decreases, the estimated fair value of the CVRs also decreases and as a result the company would recognize a change in value of the CVRs as gain from contingent rights valuation. See Note 9—“Fair Value of Financial Instruments and Derivatives”.

Stock-Based Compensation—The Company accounts for stock-based compensation under ASC No. 718, “Stock Compensation”, (former SFAS No. 123(R), “Share-Based Payments”), which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options and restricted stock units. ASC No. 718 generally requires that stock-based compensation be accounted for using a fair-value based method. The Company elected the modified prospective transition method which requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered. The Company issues new shares of common stock upon the exercise of stock options.

The Company elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid in capital (“APIC”) pool related to the tax effects of share-based compensation and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of share-based award that were fully vested and outstanding upon the adoption of ASC No. 718.

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

The weighted average fair value at date of grant for options granted during the year ended December 31, 2010 was $8.15 per option. The weighted average fair value at date of grant for options granted during the six month period ended December 31, 2009 was $4.00 dollars. Options granted prior to July 1, 2009 were cancelled in conjunction with the cancellation of the Company’s Old Common Stock pursuant to the terms of our Plan of Reorganization and we have no continuing obligations with respect to the options issued prior to July 1, 2009. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Successor		Predecessor
	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected stock price volatility	47%	42%	96%
Risk-free interest rate	1.2%	2.0%	2.3%
Expected option term	4 years	4 years	4 years

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of contingent value rights, market assumptions used in estimating the fair values of certain assets and liabilities such as marketable securities and long-term obligations, the calculation used in determining the fair value of the Company’s stock options required by ASC No. 718, various tax contingencies, asset impairment write-downs, and fair values of assets and liabilities in connection with fresh-start accounting.

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

The valuation techniques required by ASC No. 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

•

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

•

Level 3: Unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

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

Recently Issued Accounting Standards Updates

In January 2010, an update was issued to the Fair Value Measurements and Disclosures Topic, ASC 820, which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for us on January 1, 2010, except for Level 3 reconciliation disclosures which will be effective for us on January 1, 2011. The update did not have a material impact on our disclosures to our consolidated and combined financial statements.

In December 2010, an update was made to the Intangibles—Goodwill and Other Topic, ASC 350, which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update will become effective for us on January 1, 2011. We do not expect the adoption of this update will have a material impact on our consolidated and combined financial statements.

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

Estimates of fair value included in the Successor Company financial statements, in conformity with ASC No. 820, represent the Company’s best estimates and valuations developed with the assistance of independent appraisers and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with ASC No. 805, the allocation of the reorganization value is subject to additional adjustment until the Company has completed its analysis, but not to exceed one year after emergence from bankruptcy, to provide the Company with the time to complete the valuation of its assets and liabilities. The Company finalized the determination of the fair value of individual assets and liabilities during the first six months of 2010.

The following fresh-start Consolidated Condensed Balance Sheet presents the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start accounting. The effect of the consummation of the transactions contemplated in the Plan includes the settlement of liabilities and the issuance of common stock as described in more detail in “Note 2—Emergence from Reorganization Under Chapter 11 of the Bankruptcy Code.”

The effects of the Plan and fresh-start reporting on the Company’s Consolidated Condensed Balance Sheet are as follows:

	Predecessor					Successor
	July 1, 2009	Plan of Reorganization Adjustments		Fresh-Start Accounting Adjustments		July 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,461	$—		$—		$41,461
Accounts receivable	93,826	—		—		93,826
Prepaid expenses and other current assets	16,955	—		—		16,955

Total current assets	152,242	—		—		152,242
RESTRICTED CASH	9,467	—		—		9,467
PROPERTY AND EQUIPMENT—Net	117,840	—		32,298	d	150,138
GOODWILL	35,351	—		25,947	d, h	61,298
OTHER INTANGIBLE ASSETS—Net	482	—		184,318	d	184,800
OTHER ASSETS	19,155	—		1,461	d, h	20,616

TOTAL ASSETS	$334,537	$—		$244,024		$578,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$50,890	$—		$—		$50,890
Accrued interconnection costs	38,778	—		—		38,778
Deferred revenue	12,322	—		—		12,322
Accrued expenses and other current liabilities	53,982	—		(1,767)	d	52,215
Accrued income taxes	20,986	—		—		20,986
Accrued interest	19	—		—		19
Current portion of long-term obligations	107,097	(91,100)	g	—		15,997

Total current liabilities	284,074	(91,100)		(1,767)		191,207
LONG-TERM OBLIGATIONS	25,740	214,572	e, g	—		240,312
OTHER LIABILITIES	—	2,557	b	57,162	h	59,719

Total liabilities not subject to compromise	309,814	126,029		55,395		491,238
LIABILITIES SUBJECT TO COMPROMISE	451,050	(451,050)	a	—		—

Total Liabilities	760,864	(325,021)		55,395		491,238

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommuncations Group, Incorporated Stockholders’ Equity (Deficit):
Predecessor Common stock, $0.01 par value—300,000,000 shares authorized; 142,695,390 shares issued and outstanding	1,427	(1,427)	c	—		—
Successor Common stock, $0.001 par value—80,000,000 shares authorized; 9,600,000 shares issued or outstanding	—	10	a	—		10
Predecessor Additional paid-in capital	718,983	(1,129)	c, b	(717,854)	f	—
Successor Additional paid-in capital	—	84,382	a	—		84,382
Accumulated income (deficit)	(1,060,452)	243,185	a	817,267	d, f	—
Accumulated other comprehensive income (loss)	(89,216)	—		89,216	f	—

Total Primus Telecommunications Group, Incorporated stockholders’ income (deficit)	(429,258)	325,021		188,629		84,392

Noncontrolling interest	2,931	—		—		2,931
Total stockholders’ income (deficit)	(426,327)	325,021		188,629		87,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$334,537	$—		$244,024		$578,561

Notes to Plan of Reorganization and fresh-start accounting adjustments:

(a)	This adjustment reflects the discharge of $451.1 million of liabilities subject to compromise (see “Liabilities Subject to Compromise” above), of which includes $123.5 million Senior Subordinated Secured Notes reclassed to long-term obligations, in accordance with the terms of the Plan and the issuance of 4.8 million shares of Successor Company common stock to the holders of each of the Senior Subordinated Secured Notes and the Holding Senior Notes.

(b)	To record the issuance of Contingent Value Rights to the holders of the Old Common Stock.

(c)	To record the cancellation of the Old Common Stock.

(d)	To record assets and liabilities at their estimated fair values per fresh-start accounting. These amounts include adjustments to the estimated fair values from what was originally reported in the quarter ending September 30, 2009.

(e)	To reclass Term Loan from current portion of long-term obligations to long-term obligations and record the issuance of the Senior Subordinated Secured Notes.

(f)	To reset additional paid-in capital, accumulated other comprehensive loss and accumulated deficit to zero.

(g)	To reclass long-term portion of the Term Loan to long-term obligations.

(h)	To record the deferred tax attributes related to fresh-start accounting.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	As of December 31, 2010	As of December 31, 2009
Network equipment	$193,321	$158,206
Furniture and equipment	6,220	5,029
Leasehold Improvements	9,592	7,742
Construction in Progress	3,132	2,708

Subtotal	212,265	173,685
Less: accumulated depreciation	(73,777)	(26,079)

Total property and equipment, net	$138,488	$147,606

Successor

Depreciation and amortization expense for property and equipment for the year ended December 31, 2010 and for the six months ended December 31, 2009, including equipment under capital leases and vendor financing obligations, was $42.9 million and $23.8 million, respectively.

At December 31, 2010, total equipment under capital lease and vendor financing obligations consisted of $3.9 million of network and peripheral equipment, with accumulated depreciation of $1.1 million.

At December 31, 2009, total equipment under capital lease and vendor financing obligations consisted of $12.9 million of network and peripheral equipment, with accumulated depreciation of $1.3 million.

Predecessor

Depreciation and amortization expense for property and equipment including equipment under capital leases and vendor financing obligations for the six months ended July 1, 2009 and the years ended December 31, 2008 and 2007 was $11.1 million, $28.9 million and $24.7 million, respectively.

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

During the three months ended September 30, 2010, the Company and its Board of Directors ratified a plan to proceed with the disposition of its European retail operations; see Note 19, Discontinued Operations. The Company did not retrospectively adjust its 2009 Consolidated Balance Sheet as held for sale criteria was not met until the third quarter of 2010, as such, financial information for the Europe segment will appear, as applicable, where prior year balance sheet information is presented. This triggering event prompted the Company to perform a goodwill impairment test, a two-step test, for the Europe reporting unit. Based on the results of the step one test, the Company determined that the carrying value of the Europe reporting unit was in excess of its respective fair value and a step two test was required for the reporting unit.

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

The intangible assets not subject to amortization consisted of the following (in thousands):

	As of December 31, 2010	As of December 31, 2009
Trade names	$76,200	$81,372
Goodwill	$63,731	$64,220

The Company allocated goodwill to all of its reporting units as part of fresh-start accounting, excluding the international carrier services reporting unit which had nominal value relative to the total value of the Company. The changes in the carrying amount of goodwill and trade names by reporting unit as of December 31, 2010 and December 31, 2009 are as follows (in thousands):

Goodwill

	Predecessor
	United States	Canada	Australia	Europe	Brazil	Total
Balance as of January 1, 2009	$—	$21,913	$10,618	$—	$157	$32,688
Effect of change in foreign currency exchange rates		1,266	1,365	—	32	2,663
Fresh-start adjustments	29,960	4,313	(10,437)	2,262	(151)	25,947

Balance as of July 1, 2009	$29,960	$27,492	$1,546	$2,262	$38	$61,298

	Successor
Balance as of July 1, 2009	$29,960	$27,492	$1,546	$2,262	$38	$61,298
Effect of change in foreign currency exchange rates	—	2,793	168	(45)	6	2,922

Balance as of December 31, 2009	$29,960	$30,285	$1,714	$2,217	$44	$64,220

Effect of change in foreign currency exchange rates	—	1,490	236	(109)	2	1,619
Disposition of business	—	—	—	(662)	—	(662)
Accumulated impairment loss	—	—	—	(1,446)	—	(1,446)

Balance as of December 31, 2010	$29,960	$31,775	$1,950	$—	$46	$63,731

Trade Names

	Predecessor
	United States	Canada	Australia	Europe	Brazil	Total
Fresh-start adjustments	76,200	—	—	5,400	—	81,600

Balance as of July 1, 2009	$76,200	$—	$—	$5,400	$—	$81,600

	Successor
Balance as of July 1, 2009	$76,200	$—	$—	$5,400	$—	$81,600
Effect of change in foreign currency exchange rates				(228)		(228)

Balance as of December 31, 2009	$76,200	$—	$—	$5,172	$—	$81,372

Effect of change in foreign currency exchange rates	—	—	—	(100)	—	(100)
Disposition of business	—	—	—	(836)	—	(836)
Accumulated impairment loss	—	—	—	(4,236)	—	(4,236)

Balance as of December 31, 2010	$76,200	$—	$—	$—	$—	$76,200

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	Successor			Predecessor
	As of December 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book value	Gross Carrying Amount	Accumulated Amortization	Net Book value
Trade names	$4,083	$(593)	$3,490	$4,057	$(203)	$3,854
Customer relationships	104,553	(36,494)	68,059	107,612	(14,032)	93,580

Total	$108,636	$(37,087)	$71,549	$111,669	$(14,235)	$97,434

Successor

Amortization expense for customer lists and other intangible assets for the year ended December 31, 2010 and for the six months ended December 31, 2009 was $22.4 million and $13.2 million, respectively. The Company expects amortization expense for customer lists and other intangible assets for the fiscal years ended December 31, 2011, 2012, 2013, 2014, 2015 and thereafter to be approximately $18.1 million, $12.8 million, $9.3 million, $6.9 million, $5.3 million and $19.1 million, respectively.

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

Predecessor

Amortization expense for customer lists and other intangible assets for the six months ended July 1, 2009, and the year ended December 31, 2008 was $0.5 million, and $1.5 million, respectively.

7. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Obligations under capital leases and other	$1,667	$3,178
Leased fiber capacity	—	2,809
Senior secured notes	130,000	130,000
Senior subordinated secured notes	114,015	123,472

Subtotal	$245,682	$259,459
Original issue discount on senior secured notes	(1,791)	(1,943)

Subtotal	$243,891	$257,516
Less: Current portion of long-term obligations	(1,143)	(4,274)

Total long-term obligations	$242,748	$253,242

Successor

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of December 31, 2010 as follows (in thousands):

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes	14 1/4% Senior Subordinated Secured Notes	Total
2011	$1,228	$16,900	$16,247	$34,375
2012	340	16,900	16,247	33,487
2013	168	16,900	122,139	139,207
2014	20	16,900	—	16,920
2015	—	16,900	—	16,900
Thereafter	—	146,947	—	146,947

Total Minimum Principal & Interest Payments	1,756	231,447	154,633	387,836
Less: Amount Representing Interest	(89)	(101,447)	(40,618)	(142,154)

Total Long Term Obligations	$1,667	$130,000	$114,015	$245,682

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

In the event the Company and certain subsidiaries have excess cash flow (as defined below) for any fiscal year commencing with the fiscal year ending December 31, 2010 then the Issuers must jointly offer to the holders of the 13% Senior Secured Notes to repurchase an applicable amount, (equal to 50% of such Excess Cash Flow), of the Notes at par. As of December 31, 2010 there was no Excess Cash Flow so no repurchase offer was required.

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

The 14 1/4% Senior Secured Notes were to mature on May 20, 2011 with early redemption at a premium to par at IHC’s option at any time after February 2008. During specified periods, IHC may redeem at par up to 35% of the aggregate principal amount of the 14 1/4% Senior Secured Notes with the net cash proceeds of certain equity offerings of the Company. Accrued interest will be paid each May 31st and November 30th, beginning May 31st, 2007. The effective interest rate for the 14 1/4% Senior Secured Notes at December 31, 2008 was 12.4% for those amounts not related to the troubled debt restructuring discussed above. (see Note 22—”Guarantor/Non-Guarantor Consolidating Condensed Financial Information.”)

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

In addition, as a result of the Plan of Reorganization, IHC’s $173.2 million of outstanding 14 1/4% Senior Secured Notes due 2011 were cancelled and the holders thereof received their pro rata portion of $123.5 million of aggregate principal amount of 14 1/4% Senior Subordinated Secured Notes due May 20, 2013, and 4,800,000 shares of the new Common Stock of Group (the “New Common Stock”).

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

Leased Fiber Capacity

In December 2000, the Company entered into a financing arrangement to purchase fiber optic capacity in Australia for 51.1 million Australian dollars (AUD) ($28.5 million at December 31, 2000) from Optus Networks Pty. Limited. As of December 31, 2001, the Company had fulfilled the total purchase obligation. The Company signed a promissory note payable over a four-year term ending in April 2005 bearing interest at a rate of 14.31%. During the three months ended June 30, 2003, the Company renegotiated the payment terms extending the payment schedule through March 2007, and lowering the interest rate to 10.2%. In October 2006, the Company renegotiated the payment terms of its promissory note payable to Optus Networks Pty. Limited to defer principal payments from April 2006 through December 2006 and was obligated to pay the remaining balance in three equal monthly principal payments in the first quarter 2007. In February 2007, the Company again renegotiated the payment terms of its $8.8 million (10.1 million AUD) promissory note payable to Optus Networks Pty. Limited to extend the payment schedule through December 2008 in 24 equal monthly payments. During the third quarter 2008, the payment terms were again renegotiated to extend payment of the principal balance of $2.7 million (3.1 million AUD) to June 2010 with monthly payments of interest at a rate of 13.5%. Certain volume purchase targets were not met by September 30, 2009. Accordingly, Optus Networks Pty. Limited may give, but has not given, 30 days notice requiring full payment of the principal balance. At December 31, 2009, the Company had a liability recorded in the amount of $2.8 million (3.1 million AUD). Also, $2.8 million (3.1 million AUD) was classified as current portion of long-term obligations at December 31, 2009. In January 2010, the Company paid $2.7 million (3.1 million AUD) and completed the full repayment of the leased fiber capacity.

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

Predecessor

In accordance with the Plan, on the Effective Date all of the obligations of Group and its subsidiaries with respect to the following indentures were terminated and the respective notes and debentures issued under each such indenture were cancelled:

•	Indenture, dated as of January 16, 2004, by and among Holding, as Issuer, Group, as Guarantor, and Wachovia Bank N.A., as Trustee, relating to the 8% Senior Notes due 2014;

•	Indenture, dated as of June 28, 2006, by and among Holding, as Issuer, Group, as Guarantor, and U.S. Bank N.A., as Trustee, relating to the 5% Exchangeable Senior Notes due 2009;

•	Indenture, dated as of September 15, 2003, by and between Group and Wachovia Bank, N.A., as Trustee, relating to the 3 3/4% Convertible Senior Notes due 2010;

•	Indenture, dated as of February 27, 2006, by and between Group and U.S. Bank N.A., as Trustee, relating to the Step-up Convertible Subordinated Debentures due 2009; and

•	Indenture, dated as of October 15, 1999, by and between Group and First Union National Bank, as Trustee, relating to the 12 3/4% Senior Notes due 2009

8. INCOME TAXES

The provisions (benefits) for income taxes for the year ended December 31, 2010, the six months ended December 31 and July 1, 2009 and for the year ended December 31, 2008 are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
Current: Federal	$994	$—	$—	$59
State	—	287	56	63
Foreign	(1,233)	(3,830)	2,365	(7,225)

Subtotal Current	(239)	(3,543)	2,421	(7,103)
Deferred: Federal	—	—	—	162
State	—	—	—	—
Foreign	(8,846)	(6,637)	1,653	6,202

Subtotal Deferred	(8,846)	(6,637)	1,653	6,364
Total Tax Provision (Benefit)	$(9,085)	$(10,180)	$4,074	$(739)

The US and foreign components of income from continuing operations before income taxes for the year ended December 31, 2010, the six months ended December 31 and July 1, 2009 and the year ended December 31, 2008 are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
US	$(25,883)	$(3,423)	$359,427	$(43,097)
Foreign	6,451	2,378	100,437	26,376

Income from continuing operations before income taxes	$(19,432)	$(1,045)	$459,864	$(16,721)

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items for the year ended December 31, 2010, the six months ended December 31 and July 1, 2009 and the year ended December 31, 2008 (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
Tax provision (benefit) at federal statutory rate	$(6,801)	$(366)	$160,952	$(5,728)
Permanent differences	1,003	3,534	1,531	(1,940)
State tax (net of federal)	(1,099)	(178)	8,887	(1,043)
Effect of statutory tax rate change	644	106	(5,320)	—
Effect of foreign tax rate change	—	—	—	(1,241)
Foreign withholding taxes (net of Federal)	933	(3,554)	774	(3,159)
Uncertain tax positions	(1,396)	(1,324)	3,608	(5,014)
Foreign taxes	—	—	—	3,180
Increase (decrease) in valuation allowance	(3,089)	(7,661)	(67,587)	12,914
Tax—book fresh-start valuation difference	—	—	13,673	—
Capital loss disposal of subsidiary	—	—	(13,283)	—
Reorganization	—	—	4,415	—
Cancellation of debt allocated to foreign basis	—	—	(58,005)	—
Goodwill	—	—	10,227	—
Taxes charged to goodwill	—	—	(54,512)	—
Other	720	(737)	(1,286)	1,292

Income tax (benefit) expense	$(9,085)	$(10,180)	$4,074	$(739)

Deferred income taxes are recognized to account for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts of each period-end, based on enacted tax laws and statutory income tax rates applicable to periods in which the differences are expected to affect taxable income. Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following as of December 31, 2010 and 2009 (in thousands):

	Successor
	As of December 31,
	2010	2009
Deferred tax assets	$123,365	$154,812
Valuation allowance	(94,284)	(118,520)
Deferred tax liabilities	(58,152)	(76,211)

Net deferred taxes	$(29,071)	$(39,919)

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

The significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2010 and 2009 (in thousands):

	Successor
	As of December 31,
	2010	2009
Current
Allowance for bad debt	$1,432	$1,024
Basis difference on intangibles	—	(3,873)
Other	5,950	4,056
Valuation allowance	(5,236)	(5,081)

Total Current	$2,146	$(3,874)
Non-current
Basis difference in intangibles	$(40,591)	$(46,908)
Bond related adjustments	8,850	11,863
Capital loss carryforwards	23,386	46,171
Net operating loss carryforwards	54,085	50,929
Basis difference in fixed assets	28,371	25,201
Unrealized foreign exchange gains	(3,578)	(11,963)
Basis Difference in Foreign A/R	(13,983)	—
Other	1,291	2,101
Valuation allowance	(89,048)	(113,439)

Total Non-current	$(31,217)	$(36,045)

As of December 31, 2010, the Company had foreign operating loss carryforwards of approximately $154 million of which $47.6 million expire periodically from 2011 through 2029, and the remainder of which carryforward without expiration.

At December 31, 2010, the Company projects United States operating loss carryforwards available to reduce future United States taxable income in the amount of $37.8 million, of which $35.2 million is subject to limitation under Section 382, and $2.6 million which is not subject to the Section 382 limit. Net operating losses which survived attribute reduction will expire periodically between 2014 through 2029. Any surviving net operating loss carryforwards not related to the second half of 2009 are subject to limitations in the future, in accordance with Section 382 of the Internal Revenue Code. The net operating loss carryforward amounts above reflect all ASC 740-10 (previously FIN No. 48) changes for both foreign and domestic net operating losses.

Pursuant to Section 382 of the Internal Revenue Code, the Company believes that it underwent an ownership change for tax purposes (i.e., a more than 50% change in stock ownership) on the July 1, 2009 emergence date. As a result, the use of any of the Company’s federal and state NOL carryforwards and tax credits generated prior to the ownership change (that are not reduced pursuant to the provisions discussed in the preceding paragraph) will be subject to an annual limitation of approximately $1.6 million. The annual limitation was determined based upon an Internal Revenue Code section that allows corporations emerging from bankruptcy to determine their section 382 limitation based upon the post emergence stock value. The Company has prepared its financial statements assuming the annual limitation will apply.

As described in footnote 23, Subsequent Events, on February 28, 2011, the Company completed the merger of PTG Investments, a wholly-owned subsidiary of the Company with and into Arbinet Corporation. The Company believes that an ownership change for tax purposes took place on the merger date, thereby causing a limitation under section 382 of the Company’s then-existing NOLs. However, the change to current NOL utilization rates is expected to be minimal due to the existence of limitations resulting from the July 1, 2009, ownership change.

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

The Company incurred $(0.9) million, $(2.8) million and $(3.1) million of expense (benefit) in 2010, 2009 and 2008, respectively, related to foreign withholding tax on intercompany interest and royalties owed to our United States subsidiary.

On December 15, 2008 the U.S. Treasury Department announced that the Fifth Protocol (“Protocol”) to the United States—Canada Income Tax Treaty entered into force. The Protocol is generally effective for tax years beginning on or after January 1, 2009, however certain provisions of the Protocol have different effective dates. The elimination of withholding tax on interest paid or credited between related parties is phased in over a 3-year period, between 2008 through 2010. The reduced withholding tax rates are 7% for 2008, 4% for 2009, and 0% for 2010 and thereafter. Effective January 1, 2010, interest paid by or to certain hybrid entities will not qualify for treaty benefits. The changes made by the Protocol have substantially reduced the accrued income tax.

During the fourth quarter of 2009, the company restructured its Canadian hybrid entity such that the Company now qualifies for an exemption from Canadian withholding tax on interest from Canadian subsidiaries. This restructuring also resulted in the release of accrued withholding tax resulting in a tax benefit of $2.8 million during 2009.

No provision, with the exception of $0.1 million of accrued withholding tax, was made in 2010 for United States income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when it is tax effective to do so.

The Company follows the provision of ASC No. 740-10, “Income Taxes” which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company is subject to challenge from various taxing authorities relative to certain tax planning strategies, including certain intercompany transactions as well as regulatory taxes.

Reconciliations of the successor period July 2, 2009 to December 31, 2009 and January 1, 2010 to December 31, 2010 and predecessor periods of January 1, 2009 to July 1, 2009 and January 1, 2008 to December 31, 2008 balances of unrecognized tax benefits are as follows (in thousands):

	Unrecognized Tax Benefits
	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
Balance at January 1, (July 2, for Successor period)	$89,716	$88,953	$90,413	$116,454
Foreign currency adjustments	1,372	1,138	3,492	(11,215)
Statute expiration	(6,270)	(4,514)	—	(441)
Gross increases (decreases) of tax positions in prior period	(3,452)	1,622	(6,479)	(501)
Audit resolution	(1,609)	—	—	(16,977)
Gross increases of tax positions in current period	8,304	2,301	1,069	3,042
Penalties and interest	238	216	458	51

Balance at December 31, (July 1, for 2009 Predecessor period)	$88,299	$89,716	$88,953	$90,413

The total unrecognized tax benefits as of December 31 2010 were $88.3 million. Total unrecognized tax benefits of $5.2 million, if recognized, would affect the effective tax rate and includes penalties and interest of $1.9 million. The Company does not expect its unrecognized tax benefits to significantly increase or decrease over the next 12 months, with the possible exception of its Canada operating segment, which is currently involved in an ongoing international tax planning audit; the outcome of the tax planning audit is uncertain at this time.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2000, 2002-2010
Australia	2002-2010
Canada	2003-2010
United Kingdom	2004-2010
Netherlands	2007-2010

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s 13% Senior Secured Notes and 14 1/4% Senior Subordinated Secured Notes was $247.8 at December 31, 2010 and was $245 million at December 31, 2009.

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

Due to the nature of CVR, the company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging,” as well as related interpretations of this standard. The Company determined these CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company estimated the fair value of its CVRs using a Black-Scholes pricing model and consequently recorded a liability of $2.6 million in the balance sheet caption “other liabilities” as part of fresh-start accounting. The Company adjusts the estimated fair value of its CVRs quarterly. The change in value is reflected in our Statements of Operations as gain (loss) from contingent valuation rights valuation. The company’s estimates of fair value of its CVRs are correlated to and reflective of the Company’s common stock price trends; in general, as the value of the Company’s common stock increases, the estimated fair value of the CVRs also increases and as a result the company recognizes a change in value of its CVRs as loss from contingent valuation rights valuation, conversely and also in general, as the value of the Company’s common stock decreases, the estimated fair value of the CVRs also decreases and as a result the company would recognize a change in value of the CVRs as gain from contingent rights valuation. During the year ended December 31, 2010 and the six months ended December 31, 2009 the Company recognized $13.7 million and $2.8 million of loss related from contingent valuation rights valuation, respectively.

See table below for summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

	December 31, 2010	Fair Value as of December 31, 2010, using:
		Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights	$19,098	—	$19,098	—

Total	$19,098	—	$19,098	—

10. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and other (“Vendor Financing”), purchase obligations and non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

Year Ending December 31,	Capital Leases and Other	Purchase Obligations	Operating Leases
2011	$1,228	$34,142	$15,706
2012	340	7,115	13,886
2013	168	3,162	11,038
2014	20	1,162	7,119
2015	—	54	5,695
Thereafter	—	—	15,102

Total minimum lease payments	1,756	45,635	68,546
Less: Amount representing interest	(89)	—	—

Total	$1,667	$45,635	$68,546

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $31.3 million, $26.5 million and $33.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Successor

Rent expense under operating leases was $15.2 million for the year ended December 31, 2010.

Rent expense under operating leases was $8.1 million for the six months ended December 31, 2009.

Predecessor

Rent expense under operating leases was $5.6 million and $14.9 million for the six months ended July 1, 2009 and the year ended December 31, 2008, respectively.

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

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Successor

As of December 31, 2010 there are 9,801,463 shares of common stock outstanding.

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

The following table provides a reconciliation of beginning and ending shares (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
Common Shares:
Beginning balance	9,600	9,600	142,695	142,695
Plan of Reorganization and fresh-start adjustments	—	—	(133,095)	—
Common shares issued for restricted stock units—performance based	200	—	—	—
Common shares withheld to settle tax liability—performance based	(57)	—	—	—
Common shares issued for restricted stock units—service based	60	—	—	—
Common shares withheld to settle tax liability—service based	(2)	—	—	—

Ending balance	9,801	9,600	9,600	142,695

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

As of December 31, 2009, 200,000 of such RSUs vested with 143,157 common shares issued, net of shares withheld to settle tax liabilities, in the first quarter of 2010, upon approval by the Compensation Committee.

As of December 31, 2010, 81,085 of such RSUs were cancelled as related to employment terminations and 118,915 vested with common shares to be issued in the first quarter of 2011, upon approval by the Compensation Committee.

On October 12, 2010, 274,166 RSUs, with a fair value of $2.6 million, total were granted to an executive officer pursuant to the terms and conditions set forth in the executive officer’s employment agreement.

On November 8, 2010, 100,000 RSUs, with a fair value of $9.80 per share, were granted to non-employee directors. One-half of the grant vested immediately and the remainder vest in quarters on December 31, 2011 and December 31, 2012.

On November 8, 2010, 30,000 RSUs, with a fair value of $9.80 per share, were granted to certain employees and executive officers. One-third of the grant vested immediately and the remainder vest in thirds on December 31, 2011 and December 31, 2012.

On November 8, 2010, 5,000 RSUs, with a fair value of $9.80 per share, were granted to a non-employee director. One-third of the grant vests immediately, or upon issuance and the remainder vest in thirds on December 31, 2011 and December 31, 2012.

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

Stock Option Activity

A summary of the Company’s stock option activity during the year ended December 31, 2010 is as follows:

	Successor
	Year Ended December 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding—December 31, 2009	478,199	$12.22
Granted	40,000	$8.15
Exercised	(15,000)	$12.22
Forfeitures	(215,909)	$12.22
Expirations	(101,990)	$12.22

Outstanding—December 31, 2010	185,300	$11.34

Eligible for exercise	185,300	$11.34

The weighted average fair value at date of grant for options granted during the year ended December 31, 2010 was $8.15 per option. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Successor
Year Ended December 31, 2010
Expected dividend yield	0%
Expected stock price volatility (1)	47%
Risk-free interest rate	1.2%
Expected option term	4 years

(1)	Expected volatility is based upon the historical volatility of the Company’s stock price. Because of the short trading history of the Company’s new Common Stock, the Company calculates the expected volatility by averaging the historical volatility of the Company’s New Common Stock price from July 13, 2009 to December 31, 2010 at a rate of 43.2% and the historical volatility of the stock price of a peer group in the telecommunications industry with similar market capitalization from January 1, 2006 to December 31, 2010 at a rate of 55.8%.

The following table summarizes information about Successor’s stock options outstanding at December 31, 2010:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$7.60 – $12.22	185,300	8.6	$11.34	$214,684	100,382	8.3	$11.68	$82,368

For Emergence Performance Option and RSU compensation expense calculation, the Company met the specified Adjusted EBITDA Targets; therefore, according to the Plan, the two equal tranches of the options and RSUs have vested in Year 1 and Year 2, consecutively.

As of December 31, 2010, Successor had 0.1 million unvested options outstanding of which $0.1 million of compensation expense will be recognized over the weighted average remaining vesting period of 1.6 years. The number of unvested options expected to vest is 0.1 million awards, with a weighted average remaining life of 8.5 years, a weighted average exercise price of $11.39, and an intrinsic value of $0.1 million.

The Company recorded $1.6 million in stock-based compensation expenses for the year ended December 31, 2010, under guidance provided by ASC No. 718.

Predecessor

Under the Plan of Reorganization, all stock options granted under the Predecessor’s Equity Incentive Plan were cancelled as of the Effective Date and $64 thousand of share-based compensation expense was recognized due to the accelerated recognition of the cancelled options.

The Company recorded $27 thousand and $0.3 million in stock-based compensation expenses for the six months ended July 1, 2009 and the year ended December 31, 2008, respectively, under guidance provided by ASC No. 718.

13. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) employee benefit plan (the “401(k) Plan”) that covers substantially all United States based employees. Employees may contribute amounts to the 401(k) Plan not to exceed statutory limitations. The 401(k) Plan provides an employer matching contribution in cash of 50% of the first 6% of employee annual salary contributions capped at $6,000 which are subject to three-year cliff vesting.

Successor

The matching contribution made during the year ended December 31, 2010 was $206 thousand.

The matching contribution made during the six months ended December 31, 2009 was $87 thousand.

Predecessor

The matching contribution made for the six months ended July 1, 2009, and the year ended 2008 was $94 thousand and $168 thousand, respectively.

14. RELATED PARTIES

There were no material related party transactions during 2010, 2009 or 2008.

15. OPERATING SEGMENT AND RELATED INFORMATION

The Company has six reportable operating segments based on management’s organization of the enterprise into geographic areas—United States, Canada, Europe, Australia, Brazil and the international carrier services business from the United States and Europe managed as a separate global segment. During the quarter ended June 30, 2009, management identified its Brazil operating segment as a reportable segment due to management’s increased focus on it as a separate market and operations. The Company has appropriately presented its Brazil segment for the current periods and prior periods presented. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Corporate assets, capital expenditures and property and equipment-net are included in the United States segment, while corporate expenses are presented separately in Income (loss) from operations. The international carrier services business’ assets are indistinguishable from the respective geographic segments. Therefore, any reporting related to the international carrier services business for assets, capital expenditures or other balance sheet items is impractical.

During the third quarter of 2010 the company discontinued its Europe segment, which is also known as European retail operations and has presented the results of the Europe segment as discontinued operations and held for sale as of September 30, 2010. As a result of the reissuance of its consolidated financial statements, the Company has applied retrospective adjustments for 2009, 2008 and 2007 to reflect the effects of the discontinued operations that occurred subsequent to December 31, 2009. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The Company did not retrospectively adjust its 2009 or 2008 Consolidated Balance Sheet as held for sale criteria was not met until the third quarter of 2010, as such, financial information for the Europe segment will appear, as applicable, where balance sheet information is presented, see Note 19, “Discontinued Operations,” for further information.

Summary information with respect to the Company’s segments is as follows:

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
Net Revenue by Geographic Region
United States	$112,669	$71,315	$78,060	$170,552
Canada	231,185	116,091	108,306	260,834
Europe (International Carrier Services)	116,686	69,010	62,131	114,734
Australia	276,722	132,656	110,502	276,588
Brazil	27,685	8,448	6,246	10,129

Total	$764,947	$397,520	$365,245	$832,837

Net Revenue by Segment
United States	$50,724	$31,845	$35,709	$88,182
Canada	231,185	116,091	108,306	260,834
Australia	276,722	132,656	110,502	276,414
International Carrier Services	178,631	108,480	104,482	197,278
Brazil	27,685	8,448	6,246	10,129

Total	$764,947	$397,520	$365,245	$832,837

Provision for Doubtful Accounts Receivable
United States	$1,789	$1,066	$1,470	$2,859
Canada	2,565	1,077	1,106	2,708
Australia	2,974	1,837	1,738	3,948
International Carrier Services	(422)	441	516	1,092
Brazil	416	160	114	597

Total	$7,322	$4,581	$4,944	$11,204

Income (Loss) from Operations
United States	$819	$2,764	$4,439	$2,400
Canada	12,366	3,127	18,738	41,393
Australia	12,944	3,073	10,123	10,408
International Carrier Services	3,154	971	1,372	(1,407)
Brazil	952	(206)	231	(437)

Total From Operating Segments	30,235	9,729	34,903	52,357
Corporate	(17,576)	(4,090)	(6,670)	(9,468)

Total	$12,659	$5,639	$28,233	$42,889

Capital Expenditures
United States	$1,146	$43	$73	$1,579
Canada	10,747	5,261	3,127	10,394
Europe (International Carrier Services)	535	40	174	839
Australia	13,044	3,795	1,997	12,376
Brazil	949	257	289	253

Total	$26,421	$9,396	$5,660	$25,441

The above capital expenditures exclude assets acquired in business combinations and under terms of capital lease and vendor financing obligations.

	December 31, 2010	December 31, 2009
Property and Equipment—Net
United States	$8,039	$10,760
Canada	56,476	58,927
Europe (International Carrier Services)	1,650	4,955
Australia	70,357	71,682
Brazil	1,966	1,282

Total	$138,488	$147,606

	December 31, 2010	December 31, 2009
Total Assets
United States	$107,298	$133,276
Canada	206,310	194,600
Europe (International Carrier Services)	52,278	84,587
Australia	137,717	138,988
Brazil	10,856	7,463

Total	$514,459	$558,914

The Company offers four main products—retail voice, international carrier services voice, data/Internet and VOIP. Summary net revenue information with respect to the Company’s products is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
Retail voice	$358,599	$179,606	$166,253	$402,770
International Carrier Services	178,631	108,480	104,482	197,278
Data/Internet	194,632	88,166	71,650	185,483
Retail VOIP	33,085	21,268	22,860	47,306

Total	$764,947	$397,520	$365,245	$832,837

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009.

	For the Quarter Ended
	(in thousands, except per share amounts)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net revenue	$193,017	$194,593	$188,199	$189,138
Cost of revenue (exclusive of depreciation)	121,991	123,960	120,858	121,803

Income from operations	3,029	4,774	2,124	2,732
Income (loss) from continuing operations	(174)	(11,809)	11,007	(9,371)
Income (loss) from discontinued operations, net of tax	(689)	(1,528)	(5,464)	(4,090)
Gain (loss) from sale of discontinued operations, net of tax	—	193	(389)	3,122

Net income (loss)	$(999)	$(13,038)	$5,080	$(10,130)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.03)	$(1.20)	$1.12	$(0.94)
Income (loss) from discontinued operations	(0.07)	(0.16)	(0.56)	(0.42)
Gain (loss) from sale of discontinued operations	—	0.02	(0.04)	0.32

Net income (loss)	$(0.10)	$(1.34)	$0.52	$(1.04)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.03)	$(1.20)	$1.12	$(0.94)
Income (loss) from sale of discontinued operations	(0.07)	(0.16)	(0.56)	(0.42)
Gain (loss) from discontinued operations	—	0.02	(0.04)	0.32

Net income (loss)	$(0.10)	$(1.34)	$0.52	$(1.04)

	For the Quarter Ended
	(in thousands, except per share amounts)
	Predecessor		Successor
	March 31, 2009	July 1, 2009	September 30, 2009	December 31, 2009
Net revenue	$181,189	$184,056	$194,946	$202,574
Cost of revenue (exclusive of depreciation)	120,045	116,880	126,889	132,677

Income from operations	13,925	14,308	2,149	3,490
Income (loss) from continuing operations	14,182	441,608	4,550	6,675
Income (loss) from discontinued operations, net of tax	(327)	15,659	2,175	(1,985)

Net income (loss)	$13,991	$457,163	$2,165	$4,567

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.10	$3.09	$0.46	$0.67
Income (loss) from discontinued operations	—	0.11	(0.22)	(0.20)
Gain (loss) from sale of discontinued operations	—	—	(0.01)	—

Net income (loss)	$0.10	$3.20	$0.23	$0.47

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.08	$2.55	$0.46	$0.66
Income (loss) from discontinued operations	—	0.09	(0.22)	(0.20)
Gain (loss) from discontinued operations			(0.01)

Net income (loss)	$0.08	$2.64	$0.23	$0.46

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

17. (GAIN) LOSS ON SALE OR DISPOSAL OF ASSETS

Successor

During the year ended December 31, 2010, the Company recognized a loss of $0.2 million associated with the sale or disposal of specific long-lived assets, which were taken out of service. The assets disposed or sold were comprised of leasehold improvement, switch and peripheral and other network equipment

During the six months ended December 31, 2009, the Company recognized a loss of $0.1 million associated with the sale or disposal of specific long-lived assets which were taken out of service. The assets disposed or sold were comprised of switch and peripheral and other network equipment.

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

18. GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT

In May 2010, the Company paid $9.4 million in cash and retired $9.5 million in principal of its 14 1/4% Senior Subordinated Secured Notes. As a result, the Company recognized a $0.1 million gain from the early extinguishment of debt in its statement of operations for the year ended December 31, 2010.

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

19. DISCONTINUED OPERATIONS

Discontinued Operations—subsequent to December 31, 2009

In the second quarter 2010, the Company sold certain assets of its Spain retail operations. The sale price was $0.3 million. The Company recorded a $0.2 million gain from sale of these retail operations during the second quarter 2010.

During the third quarter of 2010 the Company committed to dispose of and began actively soliciting the disposition of its Europe segment, also known as the Company’s remaining European retail operations. As of December 31, 2010 the Company presented its remaining European retail operations as discontinued operations and the related assets and liabilities as held for sale. The Company sold its Belgian operations, to Webcetra BVBA, for a sale price of approximately $1.3 million during the third quarter and as a result, recorded a $40 thousand gain from the sale of these retail operations. In October 2010 the Company completed the sale of its United Kingdom retail operations customer base and certain of its assets, to NewCall Telecom Ltd., for a sale price of approximately $6.8 million including a note receivable of $2.1 million, and completed the sale of its Italian retail operations customer base for approximately $0.2 million; as a result the Company recorded gain of $2.4 million and loss of $0.3 million, respectively, from the sale of these assets. The Company sold its operations located in France, to AFone, during December 2010 for a sale price of approximately $4.0 million, in addition AFone assumed all of the existing liabilities of the France operations, consequently the Company recognized a gain from the sale of these operations of approximately $0.9 million. Consideration received from the sale of the France operations included a note receivable of $1.3 million.

Discontinued Operations—prior to December 31, 2009

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

As a result of these events, the Company’s consolidated financial statements reflect the European retail operations, Japan retail operations, German retail operations, discontinued German subsidiary and Planet Domain operations as discontinued operations for the year ended December 31, 2010 and for the six months ended December 31 and the six months ended July 1, 2009, and the year ended December 31, 2008. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. The net operating results of the discontinued operations have been reported, net of applicable income taxes as income or loss, (where applicable), from discontinued operations.

Summarized operating results of the discontinued operations for the year ended December 31, 2010, six months ended December 31, 2009, six months ended July 1, 2009 and year ended December 31, 2008 are as follows (in thousands): .

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
Net revenue	$37,506	$26,813	$26,271	$66,876
Operating expenses	50,605	29,322	27,408	71,718

Income (loss) from operations	(13,099)	(2,509)	(1,137)	(4,842)
Interest expense	(8)	(45)	(42)	83
Interest income and other income (expense)	(396)	(160)	37	52
Foreign currency transaction gain (loss)	(137)	(1,184)	788	(808)
Reorganization items	—	(14)	15,269	—

Income (loss) before income tax	(13,640)	(3,912)	14,915	(5,515)
Income tax benefit (expense)	1,869	(138)	166	(375)

Income (loss) from discontinued operations	$(11,771)	$(4,050)	$15,081	$(5,890)

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

The Company had no dilutive common share equivalents during the year ended December 31, 2010, due to the results of operations being a net loss. For the year ended December 31, 2010, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.6 million shares issuable upon exercise of stock options and RSUs under the Successor’s Management Compensation Plan;

•	4.5 million shares issuable upon exercise of stock warrants; and

•	2.7 million shares issuable upon exercise of CVRs.

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

The Company had no dilutive common share equivalents during the year ended December 31, 2008, due to the results of operations being a net loss. For the year ended December 31, 2008, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effects:

•	7.8 million shares issuable under the Company’s stock option compensation plans,

•	19.5 million shares issuable upon the conversion of the 5% Exchangeable Senior Notes,

•	7.3 million shares issuable upon the conversion of the Step Up Convertible Subordinated Debentures, and

•	3.7 million shares issuable upon conversion of the 3 3/4% Convertible Senior Notes.

A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts):

	Successor		Predecessor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended July 1, 2009	Year Ended December 31, 2008
Income (loss) from continuing operations	$(10,242)	$10,892	$455,822	$(19,141)
Loss from discontinued operations, net of tax	(11,771)	(4,050)	15,081	(5,890)
Gain from sale of discontinued operations, net of tax	2,926	(110)	251	—

Net income (loss) attributable to common stockholders—basic	(19,087)	6,732	471,154	(25,031)
Adjustment for interest expense on Step Up Convertible Subordinated Debentures	—	—	210	—
Adjustment for interest expense on 3 3/4% Convertible Senior Notes	—	—	332	—

Income attributable to common stockholders—diluted	$(19,087)	$6,732	$471,696	$(25,031)

Weighted average common shares outstanding—basic	9,721	9,600	142,695	142,643
Restricted Stock Units (1)		200	—	—
5% Exchangeable Senior Notes	—	—	19,474	—
Step Up Convertible Subordinated Debentures	—	—	7,280	—
3 3/4% Convertible Senior Notes	—	—	3,668	—
In-the-money options exercisable under stock option compensation plans	—	—	—	—

Weighted average common shares outstanding—diluted	9,721	9,800	173,117	142,643

Basic income per common share:
Income from continuing operations attributable to common stockholders	$(1.05)	$1.13	$3.19	$(0.13)
Loss from discontinued operations	(1.21)	(0.42)	0.11	(0.05)
Gain from sale of discontinued operations	0.30	(0.01)	0.00	—

Net income (loss) attributable to common stockholders	$(1.96)	$0.70	$3.30	$(0.18)

Diluted income per common share:
Income from continuing operations attributable to common stockholders	$(1.05)	$1.11	$2.63	$(0.13)
Loss from discontinued operations	(1.21)	(0.41)	0.09	(0.05)
Gain from sale of discontinued operations	0.30	(0.01)	0.00	—

Net income (loss) attributable to common stockholders	$(1.96)	$0.69	$2.72	$(0.18)

(1)	Restricted Stock Units that vested in 2009 and common stock that was issuable subsequent to December 31, 2009

21. REORGANIZATION ITEMS, NET

Reorganization items, net, represents amounts incurred as a direct result of the Chapter 11 filings and is presented separately in the Consolidated Statements of Operations. The following describes the components of reorganization items, net (in thousands):

Successor
	Year Ended December 31, 2010	Six Months Ended December 31, 2009
Professional Fees	$1	$(421)
Gain on Extinguishment of debt	—	—
Revaluation of assets and liabilities	—	—
Debt Premium, Discount and Deferred Financing Costs Write-off	—	—
Reversal of Future Interest Payments Recorded as Long Term Obligations	—	—
Interest Income	—	—

Reorganization Items, net	$1	$(421)

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

22. GUARANTOR/NON-GUARANTOR CONSOLIDATING CONDENSED FINANCIAL INFORMATION

Primus Telecommunications IHC, Inc.’s 14 1/4% Senior Secured Notes were fully, unconditionally, jointly and severally guaranteed by Group on a senior basis and by Holding, Primus Telecommunications, Inc., Least Cost Routing, Inc., iPRIMUS.com Inc., TresCom International Inc., TresCom U.S.A., Inc., and iPRIMUS USA, Inc., all 100% indirectly owned subsidiaries of Group (collectively, the “Other Guarantors”). Group has a 100% ownership in Holding and no direct subsidiaries other than Holding.

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

Accordingly, the following consolidating condensed financial information for the year ended December 31, 2010 and the six months ended December 31, 2009 for Successor and for the six months ended July 1, 2009, and the year ended December 31, 2008 are included for (a) Group on a stand-alone basis; (b) Primus Telecommunications IHC, Inc. (IHC) on a stand-alone basis; (c) the Other Guarantor subsidiaries on a combined basis; (d) Group’s indirect non-guarantor subsidiaries on a combined basis and (e) Group on a consolidated basis. The plan and fresh-start accounting adjustments reflected in Predecessor’s Consolidated Condensed Statements of Operations on July 1, 2009 are not presented separately in this presentation.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Successor
	For the Year Ended December 31, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$92,949	$671,998	$—	$764,947

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	72,770	415,842	—	488,612
Selling, general and administrative	4,749	9	30,578	162,865	—	198,201
Depreciation and amortization	—	—	5,133	60,146	—	65,279
Gain (loss) on sale or disposal of assets	—	—	(196)	392	—	196

Total operating expenses	4,749	9	108,285	639,245	—	752,288

INCOME (LOSS) FROM OPERATIONS	(4,749)	(9)	(15,336)	32,753	—	12,659
INTEREST EXPENSE	—	(16,710)	(11,660)	(7,120)	—	(35,490)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	—	—	(149)	(34)	—	(183)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	91	73	—	—	164
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(13,737)	—	—	—	—	(13,737)
INTEREST AND OTHER INCOME	4	—	—	737	—	741
FOREIGN CURRENCY TRANSACTION GAIN	—	2,457	13	13,943	—	16,413
INTERCOMPANY INTEREST	(924)	15,362	(9,859)	(4,579)	—	—
MANAGEMENT FEE	—	—	4,292	(4,292)	—	—
ROYALTY FEE	—	13,088	—	(13,088)	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(19,406)	14,279	(32,626)	18,320	—	(19,433)
REORGANIZATION ITEMS, net	1	—	—	—	—	1

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(19,405)	14,279	(32,626)	18,320	—	(19,432)
INCOME TAX BENEFIT (EXPENSE)	—	(929)	414	9,600	—	9,085

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(19,405)	13,350	(32,212)	27,920	—	(10,347)
EQUITY IN NET INCOME OF SUBSIDIARIES	318	—	32,530	—	(32,848)	—

INCOME FROM CONTINUING OPERATIONS	(19,087)	13,350	318	27,920	(32,848)	(10,347)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(11,771)	—	(11,771)
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	2,926	—	2,926

NET INCOME (LOSS)	(19,087)	13,350	318	19,075	(32,848)	(19,192)
Less: Net income attributable to the noncontrolling interest	—	—	—	105	—	105

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(19,087)	$13,350	$318	$19,180	$(32,848)	$(19,087)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$(19,087)	$13,350	$318	$28,025	$(32,848)	$(10,242)
Loss from discontinued operations	—	—	—	(11,771)	—	(11,771)
Gain from sale of discontinued operations	—	—	—	2,926	—	2,926

Net income	$(19,087)	$13,350	$318	$19,180	$(32,848)	$(19,087)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Successor
	For the Six Months Ended December 31, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$59,751	$337,769	$—	$397,520

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	48,017	211,549	—	259,566
Selling, general and administrative	266	1	13,091	81,865	—	95,223
Depreciation and amortization	—	—	2,334	34,656	—	36,990
(Gain) loss on sale or disposal of assets	—	—	11	91	—	102

Total operating expenses	266	1	63,453	328,161	—	391,881

INCOME (LOSS) FROM OPERATIONS	(266)	(1)	(3,702)	9,608	—	5,639
INTEREST EXPENSE	—	(8,797)	(6,196)	(2,285)	—	(17,278)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/ DISCOUNT, net	—	—	(3)	—	—	(3)
LOSS ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	—	(2,728)	(1,418)	—	(4,146)
LOSS FROM CONTINGENT VALUE RIGHTS VALUATION	(2,804)	—	—	—	—	(2,804)
INTEREST AND OTHER INCOME	—	—	135	357	—	492
FOREIGN CURRENCY TRANSACTION GAIN	13	8,989	6	10,558	—	19,566
INTERCOMPANY INTEREST	(616)	7,698	(5,118)	(1,964)	—	—
MANAGEMENT FEE	—	—	2,070	(2,070)	—	—
ROYALTY FEE	—	6,314	—	(6,314)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(3,673)	14,203	(15,536)	6,472	—	1,466
REORGANIZATION ITEMS—NET	(515)	—	95	(1)	—	(421)

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(4,188)	14,203	(15,441)	6,471	—	1,045
INCOME TAX BENEFIT (EXPENSE)	64	916	34	9,166	—	10,180

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(4,124)	15,119	(15,407)	15,637	—	11,225
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	10,856	—	26,671	—	(37,527)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,732	15,119	11,264	15,637	(37,527)	11,225
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(4,050)	—	(4,050)
LOSS FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	(110)	—	(110)

NET (LOSS) INCOME	6,732	15,119	11,264	11,477	(37,527)	7,065
Less: Net income attributable to the noncontrolling interest	—	—	—	(333)	—	(333)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$6,732	$15,119	$11,264	$11,144	$(37,527)	$6,732

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$6,732	$15,119	$11,264	$15,304	$(37,527)	$10,892
Loss from discontinued operations	—	—	—	(4,050)	—	(4,050)
Gain from sale of discontinued operations	—	—	—	(110)	—	(110)

Net income (loss)	$6,732	$15,119	$11,264	$11,144	$(37,527)	$6,732

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Predecessor
	For the Six Months Ended July 1, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$65,361	$299,884	$—	$365,245

OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	52,058	184,867	—	236,925
Selling, general and administrative	4,638	23	12,587	71,337	—	88,585
Depreciation and amortization	—	—	1,317	10,228	—	11,545
(Gain) loss on sale or disposal of assets	—	—	(177)	134	—	(43)

Total operating expenses	4,638	23	65,785	266,566	—	337,012

INCOME (LOSS) FROM OPERATIONS	(4,638)	(23)	(424)	33,318	—	28,233
INTEREST EXPENSE	(794)	(3,331)	(7,867)	(2,101)	—	(14,093)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(129)	318	—	—	—	189
INTEREST AND OTHER INCOME	—	—	8	370	—	378
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,632	8,349	(705)	10,056	—	20,332
INTERCOMPANY INTEREST	(4,169)	14,549	(8,764)	(1,616)	—	—
MANAGEMENT FEE	—	—	4,152	(4,152)	—	—
ROYALTY FEE	—	5,277	—	(5,277)	—	—

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(7,098)	25,139	(13,600)	30,598	—	35,039
REORGANIZATION ITEMS—NET	(34,650)	79,592	286,279	93,604	—	424,825

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(41,748)	104,731	272,679	124,202	—	459,864
INCOME TAX EXPENSE	—	(380)	(53)	(3,641)	—	(4,074)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(41,748)	104,351	272,626	120,561	—	455,790
EQUITY IN NET INCOME OF SUBSIDIARIES	512,902	—	321,743	—	(834,645)	—

INCOME FROM CONTINUING OPERATIONS	471,154	104,351	594,369	120,561	(834,645)	455,790
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	15,081	—	15,081
GAIN FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	—	—	251	—	251

NET INCOME	471,154	104,351	594,369	135,893	(834,645)	471,122
Less: Net loss attributable to the noncontrolling interest	—	—	—	32	—	32

NET INCOME ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$471,154	$104,351	$594,369	$135,925	$(834,645)	$471,154

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income from continuing operations, net of tax	$471,154	$104,351	$594,369	$120,593	$(834,645)	$455,822
Loss from discontinued operations	—	—	—	15,081	—	15,081
Gain from sale of discontinued operations	—	—	—	251	—	251

Net income	$471,154	$104,351	$594,369	$135,925	$(834,645)	$471,154

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

(in thousands)

	Predecessor
	For the Year Ended December 31, 2008
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$141,065	$691,772	$—	$832,837
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	114,897	411,538	—	526,435
Selling, general and administrative	5,097	171	33,534	200,321	—	239,123
Depreciation and amortization	—	—	3,245	27,111	—	30,356
Gain on sale or disposal of assets	—	—	(806)	(5,160)	—	(5,966)

Total operating expenses	5,097	171	150,870	633,810	—	789,948

INCOME (LOSS) FROM OPERATIONS	(5,097)	(171)	(9,805)	57,962	—	42,889
INTEREST EXPENSE	(5,301)	(15,900)	(27,818)	(4,952)	—	(53,971)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(858)	1,441	—	—	—	583
GAIN ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	12,448	1,532	22,784	108	—	36,872
INTEREST AND OTHER INCOME (EXPENSE)	18	—	(1)	3,267	—	3,284
FOREIGN CURRENCY TRANSACTION LOSS	(3,523)	(16,270)	(525)	(26,060)	—	(46,378)
INTERCOMPANY INTEREST	(9,390)	20,594	(12,075)	871	—	—
MANAGEMENT FEE	—	—	5,925	(5,925)	—	—
ROYALTY FEE	—	13,684	—	(13,684)	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(11,703)	4,910	(21,515)	11,587	—	(16,721)
INCOME TAX BENEFIT (EXPENSE)	211	379	558	(409)	—	739

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(11,492)	5,289	(20,957)	11,178	—	(15,982)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(13,539)	—	3,207	—	10,332	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(25,031)	5,289	(17,750)	11,178	10,332	(15,982)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(5,890)	—	(5,890)

NET INCOME (LOSS)	$(25,031)	$5,289	$(17,750)	$5,288	$10,332	$(21,872)
Less: Net income attributable to the noncontrolling interest	—	—	—	(3,159)	—	(3,159)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(25,031)	$5,289	$(17,750)	$2,129	$10,332	$(25,031)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(25,031)	$5,289	$(17,750)	$8,019	$10,332	$(19,141)
Loss from discontinued operations	—	—	—	(5,890)	—	(5,890)

Net income (loss)	$(25,031)	$5,289	$(17,750)	$2,129	$10,332	$(25,031)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	Successor
	December 31, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,398	$273	$1,947	$23,916	$—	$41,534
Accounts receivable	—	—	8,930	67,898	—	76,828
Prepaid expenses and other current assets	898	—	6,152	12,389	—	19,439

Total current assets	16,296	273	17,029	104,203	—	137,801

INTERCOMPANY RECEIVABLES	—	231,765	557,033	50,385	(839,183)	—
INVESTMENTS IN SUBSIDIARIES	474,684	—	193,775	—	(668,459)	—
RESTRICTED CASH	—	—	253	11,864	—	12,117
PROPERTY AND EQUIPMENT—Net	—	—	7,956	130,532	—	138,488
GOODWILL	—	29,642	318	33,771	—	63,731
OTHER INTANGIBLE ASSETS—Net	—	76,200	2,224	69,325	—	147,749
OTHER ASSETS	—	—	3,987	10,586	—	14,573

TOTAL ASSETS	$490,980	$337,880	$782,575	$410,666	$(1,507,642)	$514,459

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$17	$—	$2,016	$34,909	$—	$36,942
Accrued interconnection costs	—	—	6,549	23,022	—	29,571
Deferred revenue	—	—	1,550	11,341	—	12,891
Accrued expenses and other current liabilities	1,915	—	10,194	34,382	—	46,491
Accrued income taxes	20	2,956	(90)	4,792	—	7,678
Accrued interest	—	1,354	522	276	—	2,152
Current portion of long-term obligations	—	—	—	1,143	—	1,143

Total current liabilities	1,952	4,310	20,741	109,865	—	136,868

INTERCOMPANY PAYABLES	390,540	—	202,788	245,855	(839,183)	—
LONG-TERM OBLIGATIONS	—	114,016	83,859	44,873	—	242,748
DEFERRED TAX LIABILITY	—	29,642	1,433	1,133	—	32,208
CONTINGENT VALUE RIGHTS	19,098	—	—	—	—	19,098
OTHER LIABILITIES	—	—	(930)	1,433	—	503

Total liabilities	411,590	147,968	307,891	403,159	(839,183)	431,425

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Equity (Deficit):
Common stock	10	—	—	—	—	10
Additional paid-in capital	86,984	161,445	458,763	(31,661)	(588,547)	86,984
Accumulated earnings (deficit)	(12,355)	28,467	11,174	30,325	(69,966)	(12,355)
Accumulated other comprehensive loss	4,751	—	4,747	5,199	(9,946)	4,751

Total Primus Telecommunications Group, Incorporated stockholders’ equity (deficit)	79,390	189,912	474,684	3,863	(668,459)	79,390
Noncontrolling interest	—	—	—	3,644	—	3,644

Total stockholders’ equity (deficit)	79,390	189,912	474,684	7,507	(668,459)	83,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$490,980	$337,880	$782,575	$410,666	$(1,507,642)	$514,459

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED BALANCE SHEET

(in thousands)

	Successor
	December 31, 2009
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,736	$—	$1,672	$34,130	$—	$42,538
Accounts receivable	—	—	9,831	79,511	—	89,342
Prepaid expenses and other current assets	324	—	5,666	9,157	—	15,147

Total current assets	7,060	—	17,169	122,798	—	147,027
INTERCOMPANY RECEIVABLES	—	227,973	557,151	55,390	(840,514)	—
INVESTMENTS IN SUBSIDIARIES	473,703	—	80,922	—	(554,625)	—
RESTRICTED CASH	—	—	253	10,185	—	10,438
PROPERTY AND EQUIPMENT—Net	—	—	10,356	137,250	—	147,606
GOODWILL	—	29,642	318	34,260	—	64,220
OTHER INTANGIBLE ASSETS—Net	—	—	83,497	95,310	—	178,807
OTHER ASSETS	—	—	4,615	6,201	—	10,816

TOTAL ASSETS	$480,763	$257,615	$754,281	$461,394	$(1,395,139)	$558,914

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$57	$—	$3,784	$41,978	$—	$45,819
Accrued interconnection costs	—	—	10,427	27,134	—	37,561
Deferred revenue	—	—	1,860	12,022	—	13,882
Accrued expenses and other current liabilities	1,251	—	7,827	40,626	—	49,704
Accrued income taxes	—	2,622	78	7,929	—	10,629
Accrued interest	—	1,515	307	163	—	1,985
Current portion of long-term obligations	—	—	62	4,212	—	4,274

Total current liabilities	1,308	4,137	24,345	134,064	—	163,854
INTERCOMPANY PAYABLES	377,754	—	171,457	291,303	(840,514)	—
LONG-TERM OBLIGATIONS	—	123,472	83,874	45,896	—	253,242
DEFERRED TAX LIABILITY	—	29,642	—	6,410	—	36,052
CONTINGENT VALUE RIGHTS	5,362	—	—	—	—	5,362
OTHER LIABILITIES	—	—	495	—	—	495

Total liabilities	384,424	157,251	280,171	477,673	(840,514)	459,005

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated Stockholders’ Equity (Deficit):
Common stock	10	—	—	—	—	10
Additional paid-in capital	85,533	85,245	458,783	(35,161)	(508,867)	85,533
Accumulated deficit	6,732	15,119	11,263	11,145	(37,527)	6,732
Accumulated other comprehensive loss	4,064	—	4,064	4,167	(8,231)	4,064

Total Primus Telecommunications Group, Incorporated stockholders’ equity (deficit)	96,339	100,364	474,110	(19,849)	(554,625)	96,339

Noncontrolling interest	—	—	—	3,570	—	3,570

Total stockholders’ equity (deficit)	96,339	100,364	474,110	(16,279)	(554,625)	99,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$480,763	$257,615	$754,281	$461,394	$(1,395,139)	$558,914

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Successor
	For the Year Ended December 31, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(19,087)	$13,350	$318	$19,075	$(32,848)	$(19,192)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reorganization items, net	(1)	—	—	—	—	(1)
Provision for doubtful accounts receivable	—	—	1,150	7,242	—	8,392
Stock compensation expense	—	—	1,635	—	—	1,635
Depreciation and amortization	—	—	5,134	63,086	—	68,220
Impairment expense	—	—	—	6,161	—	6,161
Gain on sale or disposal of assets	—	—	(196)	(2,346)	—	(2,542)
Accretion (amortization) of debt premium/discount, net	—	30	57	96	—	183
Equity in net income of subsidiary	(318)	—	(32,530)	—	32,848	—
Change in fair value of Contingent Value Rights	13,737	—	—	—	—	13,737
Deferred income taxes	—	—	(1,307)	(5,014)	—	(6,321)
Gain (loss) on early extinguishment or restructuring of debt	—	(91)	(73)	—	—	(164)
Unrealized foreign currency transaction gain on intercompany and foreign debt	—	(1,562)	—	(14,172)	—	(15,734)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	—	—	(209)	3,614	—	3,405
(Increase) decrease in prepaid expenses and other current assets	(576)	—	(572)	(28)	—	(1,176)
(Increase) decrease in other assets	—	—	747	(3,292)	—	(2,545)
(Increase) decrease in intercompany balance	—	24,940	3,945	(28,885)	—	—
Increase (decrease) in accounts payable	(39)	—	(1,773)	(6,664)	—	(8,476)
Increase (decrease) in accrued interconnection costs	—	—	(3,878)	(2,289)	—	(6,167)
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities, and other liabilities	802	—	1,455	(2,588)	—	(331)
Increase (decrease) in accrued income taxes	—	134	1,465	(4,180)	—	(2,581)
Increase (decrease) in accrued interest	—	(161)	1,135	(856)	—	118

Net cash provided by (used in) operating activities before reorganization items	(5,482)	36,640	(23,497)	28,960	—	36,621
Cash effect of reorganization items	(137)	—	—	—	—	(137)

Net cash provided by (used in) operating activities	(5,619)	36,640	(23,497)	28,960	—	36,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(961)	(25,460)	—	(26,421)
Sale of property and equipment and intangible items	—	—	196	5,402	—	5,598
Cash from disposition of business, net of cash disposed	—	—	—	123	—	123
(Increase) decrease in restricted cash	—	—	—	(521)	—	(521)
Proceeds from intercompany balance	14,098	—	46,856	—	(60,954)	—

Net cash provided by (used in) investing activities	14,098	—	46,091	(20,456)	(60,954)	(21,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	183	—	74	(257)	—	—
Principal payments on other long-term obligations	—	(9,446)	(164)	(4,256)	—	(13,866)
Proceeds from (payments on) intercompany balance	—	(26,921)	(21,547)	(12,486)	60,954	—

Net cash provided by (used in) financing activities	183	(36,367)	(21,637)	(16,999)	60,954	(13,866)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(682)	(1,719)	—	(2,401)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,662	273	275	(10,214)	—	(1,004)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,736	—	1,672	34,130	—	42,538

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,398	$273	$1,947	$23,916	$—	$41,534

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

23. SUBSEQUENT EVENTS

Acquisition of Arbinet Corporation

On February 28, 2011, the Company completed the previously announced merger of PTG Investments, Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of the Company with and into Arbinet Corporation (“Arbinet”) (the “Merger”), pursuant to the Agreement and Plan of Merger dated November 10, 2010, as amended by Amendment No. 1 dated December 14, 2010 (collectively, the “Merger Agreement”) by and among the Company, Merger Sub and Arbinet. As a result of the Merger, Arbinet became a wholly-owned subsidiary of the Company.

In connection with the Merger, each share of Arbinet’s common stock, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into the right to receive 0.5817 of a share of Company common stock. The Company intends to integrate Arbinet’s operations into the Company’s International Carrier Services segment.

The value of Primus shares issued as merger consideration is based upon the closing price of Primus common stock as of February 25, 2011 of $15.60 per share. The exchange of 5,557,525 eligible Arbinet shares for 3,232,812 Primus common stock equivalents equated to a purchase value of approximately $50.4 million. This includes the issued and outstanding shares of Arbinet and includes Arbinet’s outstanding warrants, options, stock appreciation rights and other equity awards that were exercised prior to the effective date of the Merger or subject to accelerated vesting features due to a change in control.

On February 11, 2011, Arbinet entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) with AIP Acquisition LLC, a Delaware limited liability company (“Buyer”), pursuant to which Buyer agreed to acquire from Arbinet and certain of its wholly owned subsidiaries, a portfolio of patents and patent applications and the rights arising from such patents and patent applications (the “Patent Portfolio”) for an aggregate cash consideration equal to $4,000,000 and to assume all liabilities associated with the Patent Portfolio. Pursuant to the terms of the Asset Purchase Agreement, the Patent Portfolio is being sold on an “as is,” “where is” basis. The closing of the sale of the Patent Portfolio pursuant to the Asset Purchase Agreement occurred on February 16, 2011. In connection with the signing of the Asset Purchase Agreement, Arbinet and Buyer also entered into a license agreement (the “License Agreement”) that became effective on February 16, 2011, pursuant to which Buyer granted-back to Arbinet a royalty-free, worldwide, assignable (on a non-exclusive basis) and perpetual license and right to use the Patent Portfolio.

The Singer Children’s Management Trust, which owned approximately 23.1% of Arbinet’s outstanding common stock and approximately 9.5% of the outstanding common stock of Primus Telecommunications Group, Incorporated, as of January 7, 2011, is the sole member of the Buyer.

The Arbinet acquisition will be accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. Under the acquisition method of accounting, assets acquired and liabilities assumed are measured at fair value as of February 28, 2011. The fair value of the consideration transferred and the assets acquired and liabilities assumed will be determined by the Company and in doing so management will rely in part upon a third-party valuation report to measure the identifiable intangible assets, property and equipment acquired. The third-party valuation reports are not final at the time of filing this annual report. This means that the assets and liabilities of Arbinet will be recorded, as of the completion of the Merger, at their fair values and added to those of the Company, including an amount for goodwill representing the difference between the purchase price and fair value of the identifiable net assets. Financial statements of the Company issued after the Merger will reflect only the operations of the combined business after the Merger and will not be restated retroactively to reflect the historical financial position or results of operations of Arbinet.

The Company’s acquisition of Arbinet was an all stock transaction and the Merger Agreement was based upon a Primus common stock per share price of $9.5464. The initial purchase price valuation of Arbinet was based in part upon consultation with a third-party and the total aggregate consideration contemplated in the

Merger Agreement was $28 million and was later augmented as per the terms of Merger Agreement by $3.65 million to include the sale of Arbinet’s intellectual property. The Merger Agreement, though based on a reasonable agreed upon consideration of $31.65 million, provided that increases in the market price of Primus’s common stock would have the effect of increasing the total fair value of the consideration and therefore would increase the amount of the purchase price allocable to goodwill. The base-exchange formula provided by the Merger Agreement established the number of common shares required to consummate the Merger. The number of common shares established by the Merger Agreement remained constant from the inception of the Merger through the closing date, February 28, 2011, and was not affected by the increase in the value of Primus’s stock which occurred after the Merger Agreement date. On February 28, 2011, the final consideration to be allocated to Arbinet’s net assets under ASC No. 805 was valued at approximately $50 million and was based upon a Primus common stock per share price of $15.60.

The Company believes that the significant increase in the fair value of the consideration to be allocated to Arbinet’s net assets as compared to the Company’s initial valuation of Arbinet may trigger the requirement for the company to perform a goodwill impairment test upon completion of its acquisition accounting. The Company expects to record its acquisition accounting during the first quarter of 2011.

Given the above, the Company believes that goodwill arising from the acquisition of Arbinet may potentially be considered impaired, fully, or in part, upon completion of the allocation of the consideration to Arbinet’s net assets. The Company will perform a step one test of goodwill impairment during the first quarter of 2011 for the International Carrier Services reporting unit.

Private Exchange Offer

In the first quarter 2011 we announced the commencement of private offers to exchange (the “Exchange Offers”) up to $240 million of new 9.50% Senior Secured Notes due 2019 issued by Primus Telecommunications Holding, Inc. for our outstanding 13% Notes and 14 1/4% Notes. As of the expiration time of the Exchange Offers at 5:00 p.m. New York City Time on March 23, 2011, the minimum participation condition with respect to the Exchange Offers was not fully met and we therefore elected to terminate the Exchange Offers.

Management Compensation Plan

A special meeting of stockholders of Primus Telecommunications Group, Incorporated, a Delaware corporation, or Primus, was held on February 25, 2011 for the purpose of voting a proposal to approve the Primus Telecommunications Group, Incorporated Management Compensation Plan, as Amended. Primus stockholders approved the proposal. Effectively, the Management Compensation Plan, as Amended was expanded to allow for the issuance of up to an additional 1,000,000 awards.

Debt Redemption

On March 16, 2011 we sent a notice of redemption to holders of the 14 1/4% Notes, pursuant to which Primus Telecommunications IHC, Inc. elected to redeem $24,014,974 aggregate principal amount of our outstanding 14 1/4% Notes, with an April 15, 2011 redemption date (the “Redemption Date”) at a redemption price of 100.00% of the principal amount thereof (the “Redemption Price”), plus accrued and unpaid interest to, but excluding the Redemption Date on the redeemed 14 1/4% Notes. On the Redemption Date, the Redemption Price (together with accrued and unpaid interest, but excluding to the Redemption Date of $1,283,300 on the redeemed 14 1/4% Notes) will become due and payable on 14 1/4% Notes called for redemption and, unless Primus Telecommunications IHC, Inc. shall default in the payment of the Redemption Price and accrued interest, interest on 14 1/4% Notes called for redemption shall cease to accrue on and after the Redemption Date.

Vesting of Emergence Awards

During March 2011 the Company certified the performance criteria which vested all remaining performance based RSUs, per the Emergence RSU Agreement, and the Emergence Performance Options.

SCHEDULE II

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company’s allowance accounts for the years ended December 31, 2010, 2009, and 2008 was as follows (in thousands):

	Doubtful Accounts Receivable
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	Predecessor:
2008	$12,039	$11,940	$(14,269)	$9,710
Six months ended July 1, 2009	$9,710	$5,140	$(5,755)	$9,095

	Successor:
Six months ended December 31, 2009	$9,095	$5,015	$(5,947)	$8,163
2010	$8,163	$8,392	$(9,701)	$6,854

	Deferred Tax Asset Valuation
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	Predecessor:
2008	$239,680	$(11,882)	$—	$227,798
Six months ended July 1, 2009	$227,798	$(75,236)		$152,562

	Successor:
Six months ended December 31, 2009	$152,562	$(34,042)	$—	$118,520
2010	$118,520	$(24,236)		$94,284

S-1