Form 10-K/A
period 2010-12-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2011-05-02
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-29092

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7901 Jones Branch Drive, Suite 900, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

(703) 902-2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.001 per share	Over the Counter Bulletin Board

Contingent Value Rights	N/A

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 15, 2011, 13,372,122 shares of common stock, par value $.001, were outstanding.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends the Annual Report on Form 10-K of Primus Telecommunications Group, Incorporated for the fiscal year ended December 31, 2010, originally filed on March 25, 2011, or the Original Filing. The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was omitted from Part III of the Original Filing. In addition, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment with the Securities and Exchange Commission, or the SEC. Pursuant to Rule 12b-15 under the Exchange Act, Part III of the Original Filing is hereby deleted in its entirety and replaced with the following Part III as set forth below, and Part IV is amended to add the certifications set forth in such exhibit list to be filed herewith. This Amendment does not change our previously reported financial statements and other financial disclosures contained in our Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment.

In this Amendment, unless the context indicates otherwise, references to “we,” “us,” “our,” “Primus,” “the Company,” and “Group” mean Primus Telecommunications Group, Incorporated and its subsidiaries for all periods before completion of the merger with Arbinet Corporation on February 28, 2011. For factual references herein beginning on March 1, 2011 through the filing of this Amendment, such references also include our wholly-owned subsidiary, Arbinet Corporation, and its subsidiaries.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Continuing Directors

The following presents information as of April 15, 2011 concerning each current director of the Company.

Existing Directors Whose Terms Expire in 2011

Name	Age	Director Since

Peter D. Aquino	50	2009
Steven D. Scheiwe (1)(2)(3)	50	2010
John B. Spirtos (2)	45	2009
Neil S. Subin (1)(2)(3)	46	2009

(1)	Member of the Compensation Committee. Mr. Subin is Chairman of this Committee.
(2)	Member of the Audit Committee. Mr. Scheiwe is Chairman of this Committee.
(3)	Member of the Nominating and Governance Committee. Mr. Subin is Chairman of this Committee.

Peter D. Aquino, 50, has been the Chairman, President and Chief Executive Officer of Primus since October 2010. Previously, Mr. Aquino was the President and Chief Executive Officer of RCN Corporation, a provider of all digital and HDTV, high speed data, and voice services to residential and small to medium sized business customers, as well as high capacity transport to large enterprise and carrier customers, from December 2004 to August 2010. Prior to RCN, Mr. Aquino served as a telecom restructuring advisor to investors/operators from 2001 to 2004. Mr. Aquino, also served as Chief Operating Officer of Venifotel, building a telecom network in several cities in Venezuela from 1995 to 2000. Mr. Aquino began his telecom career in 1983 at Bell Atlantic (Verizon). Mr. Aquino has served as a director of Primus since July 2009, and currently is a member of the Board of Directors of TiVo Inc. and United Way of America.

Steven D. Scheiwe, 50, has served as a director of Primus since August 2010.  Since 2001 Mr. Scheiwe has served as the President of Ontrac Advisors, Inc., a provider of analysis and business management services. Prior to founding Ontrac in 2001, Mr. Scheiwe served as Chief Executive Officer and founding management member of Teletrac where he led a major strategic and financial restructuring. Mr. Scheiwe began his tenure at Teletrac in 1995 as General Counsel and Secretary. From 1988 to 1995, he was a co-founder, General Counsel and Secretary of Premiere Page, Inc., a radio paging business, which completed an initial public offering in 1993 and merged with Arch Wireless in late 1994. Mr. Scheiwe also served as Senior Legal Counsel and Midwest Office Managing Director, Cable Operations at Hardesty, Puckett, Queen & Co., a national business brokerage operation specializing in cable television systems. Mr. Scheiwe currently serves as a member of the Board of Directors and member of the audit and compensation committees of FiberTower Corporation, a provider of backhaul transmission services to wireless carriers, and serves as the Chairman of the Board of Directors and Chairman of the audit committee of Hancock Fabrics Inc., a specialty retailer of fabrics, home textiles and sewing products. In addition to these current public company directorships, within the past five years Mr. Scheiwe has served on the Boards of Directors of General Chemical Industrial Products, Inc., Friedman’s, Inc., American Restaurant Group, Inc., Zemex Minerals Group, Inc., Footstar, Inc. and Movie Gallery, Inc.  He received a B.A. from the University of Colorado at Colorado Springs and a J.D. with Honors from the Washburn University School of Law.

John B. Spirtos, 45, has served as a director of Primus since July 2009, the Acting Chief Executive Officer of Primus from August 2010 to October 2010 and the Chairman of Primus from September 2010 to October 2010.  Mr. Spirtos has served as Chief Executive Officer of privately-held GridPoint, Inc. since November 2010. GridPoint provides smart grid solutions to producers and consumers of energy. Prior to his appointment as Chief Executive Officer, Mr. Spirtos served as Executive Vice President of GridPoint from June 2009 to November 2010.  From June 2008 to May 2009, Mr. Spirtos was Senior Vice President of Comverse Technology, Inc., a provider of billing and messaging software to the global communications industry. Previously, from August 2004 to June 2008, Mr. Spirtos was Senior Vice President of Corporate Development of Neustar, Inc., a provider of clearinghouse and directory services to the communications and Internet industry. Prior to 2004, Mr. Spirtos served as President of Corvis Corporation and its wholly owned subsidiary, Broadwing Communications, Inc., an integrated communications equipment and services provider. Since December of 2009, Mr. Spirtos has served as member of the Board of Directors of Evolving Systems, Inc. Mr. Spirtos is also a member of the Board of Directors of the Washington Tennis and Education Foundation.  From October 2008 through June 2009, Mr. Spirtos served on the Board of Directors of Ulticom, Inc., and from November 2008 through June 2009, Mr. Spirtos served on the Board of Directors of Verint Systems Inc.

Neil S. Subin, 46, has served as a director of Primus since July 2009 and as the Lead Independent Director of Primus since September 2010.  Mr. Subin has served as Managing Director and President of Trendex Capital Management, a private investment fund focusing primarily on financially distressed companies, since its formation in 1991. Mr. Subin has served as a member of the Board of Directors of Hancock Fabrics, Inc. since August 2009, as a member of the Board of Directors of Movie Gallery, Inc. since May 2008, as a member of the Board of Directors of Federal Mogul Corporation since December 2007, and as a member of the Board of Directors of FiberTower Corporation from December 2001 to December 2009.

On March 16, 2009, the Company and three of its subsidiaries each filed a voluntary petition in the United States Bankruptcy Court for reorganization relief under Chapter 11. On July 1, 2009, our reorganization plan became effective through the Bankruptcy Court (the “Reorganization”). Each of the directors listed above, except for Mr. Scheiwe, was elected in connection with the Reorganization, to be a director for a two-year term expiring at a future Annual Meeting of Stockholders in 2011. There are no family relationships among any of the existing directors or executive officers of the Company.

Analysis of our Existing Directors in Light of Our Business

We are a global provider of advanced facilities-based communication solutions, including traditional and internet based voice, internet broadband, data, mobile, colocation/hosting, and outsourced managed services to businesses and residential customers in Australia, Canada, the United States and Brazil and to telecommunications carriers worldwide. We own and operate our global network of next generation IP soft switches, media gateways, hosted IP/SIP platforms, broadband infrastructure, fiber capacity, and data centers located in Australia, Canada, the United States and Brazil. Our primary markets are Australia and Canada, where we have deployed significant network infrastructure. We classify our services into three categories: Growth Services, Traditional Services and Wholesale Services. Our focus is on expanding our Growth Services, which includes our broadband, IP-based voice, local, wireless, data and data center services, to fulfill the demand for high quality, competitively priced communications services.

Our Board of Directors has considered the experience, qualifications, attributes and skills of its membership in light of our business and structure, and concluded that each of our existing directors should serve on the Board. In particular, the Board considered:

•
Mr. Aquino’s experience as a public company chief executive officer and telecommunications executive and his extensive operating experience with digital, high speed data and voice services, as this experience complements Primus’ operating and strategic objectives, including in particular our Growth Services objectives.

•
Mr. Scheiwe’s experience as the chief executive and a director of multiple telecommunications companies provides him with relevant industry experience and his ten years of consulting experience provides him with valuable insight into evaluating corporate risk, opportunity and strategic direction, plus his business management experience and experience serving on public company boards of directors and various audit and compensation committees are valuable assets to our Board.

•
Mr. Spirtos’ background in investor relations and strategic planning and his significant experience with financings, mergers and acquisitions, telecommunications, technology, legal, tax and regulatory matters are important resources to our Board.

•
Mr. Subin’s financial acumen, leadership skills and prior experience enable him to understand the complex business and financial issues that Primus may face and guide Primus to respond effectively to such challenges.

Board of Directors

Size, Composition and Independence of Board of Directors. The size of our Board of Directors is determined by resolution of the Board of Directors, subject to requirements of Primus’s Certificate of Incorporation and Bylaws described below. Under our Certificate of Incorporation, Bylaws and Board resolutions, the number of directors constituting the entire Board of Directors has been initially fixed at five (5) directors. See Item 13 “Director Independence” regarding our independence determinations.

Potential Future Additions to our Board of Directors. As of the date of this report, the size of the Board of Directors is fixed at five (5) members, including four current members and one vacancy arising from the resignation of K. Paul Singh from our Board, effective October 6, 2010. The Board of Directors intends to fill this vacancy in the future in accordance with the Company’s Bylaws.

Board Committees

The Board of Directors maintains a standing Audit Committee, a standing Compensation Committee, and a standing Nominating and Governance Committee.

Audit Committee and Audit Committee Financial Expert

During the year ended December 31, 2010, the Audit Committee held 6 meetings. The Audit Committee currently consists of Steven Scheiwe (Chairman), John Spirtos and Neil Subin. The Audit Committee has the authority and responsibility to hire an independent registered public accounting firm to audit the Company’s books, records and financial statements, to discuss with such independent registered public accounting firm the results of such audit and review, to conduct periodic independent reviews of the systems of accounting (including systems of internal control), and to make reports periodically to the Board of Directors with respect to its findings.

The Board of Directors has determined that each Audit Committee member, other than Mr. Spirtos, met the independence requirements applicable to audit committee members under The NASDAQ Stock Market LLC (the “Nasdaq Rules”) and that each Audit Committee member met the independence requirements of the SEC under Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. Prior to becoming our Acting Chief Executive Officer, Mr. Spirtos served on the Audit Committee and met the independence requirements under the Nasdaq rules.  After Mr. Spirtos completed his services as our Chief Executive Officer, he was re-appointed to the Audit Committee on November 5, 2010. Although Mr. Spirto does not currently meet the independent requirements under the Nasdaq Rules, he is deemed by our Board of Directors to be independent under our Corporate Governance Guidelines.  Of the current committee members, our Board has determined that Mr. Scheiwe is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC and that Mr. Scheiwe is independent of management under Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. The Audit Committee is responsible, among its other duties, for engaging, overseeing, evaluating and replacing the Company’s independent registered public accounting firm, pre-approving all audit and non-audit services by the independent registered public accounting firm, reviewing the scope of the audit plan and the results of each audit with management and the independent registered public accounting firm, reviewing the internal audit function, reviewing the adequacy of the Company’s system of internal accounting controls and disclosure controls and procedures, reviewing the financial statements and other financial information included in the Company’s annual and quarterly reports filed with the SEC, and exercising oversight with respect to the Company’s code of conduct and other policies and procedures regarding adherence with legal requirements. The Audit Committee’s duties are set forth in the Audit Committee Charter. A copy of the Audit Committee Charter is available on the Company’s website at www.ptgi.com.

Compensation Committee

During the year ended December 31, 2010, the Compensation Committee held 8 meetings. The Compensation Committee currently consists of Steven Scheiwe and Neil Subin (Chairman). The Compensation Committee is responsible for fixing the compensation of the Chief Executive Officer and the other executive officers, deciding other compensation matters such as those relating to the operation of the Primus Telecommunications Group, Incorporated Management Compensation Plan, as amended (the “Management Compensation Plan”), including the award of equity instruments under the Management Compensation Plan, and administering and approving the Company’s management bonus plan.

Each of Messrs. Scheiwe and Subin is an “independent director” under our Corporate Governance Guidelines and as that term is defined in the Nasdaq Rules. Under these rules, as applicable, the recommendation and determination of the compensation of the Chief Executive Officer and the Company’s other executive officers rests with the responsibility of those directors who meet the independence requirements prescribed by such rules. A copy of the Compensation Committee Charter is available on the Company’s website at www.ptgi.com.

Nominating and Governance Committee; Corporate Governance Guidelines

During the year ended December 31, 2010, the Nominating and Governance Committee held 4 meetings. The Nominating and Governance Committee currently consists of Steven Scheiwe and Neil Subin (Chairman). Each Committee member meets the independence requirements under our Corporate Governance Guidelines and as prescribed by the Nasdaq Rules. The Committee is responsible for recommending candidates for election to the Board of Directors for approval and nomination by the Board of Directors. This Committee also is responsible for making recommendations to the Board of Directors or otherwise acting with respect to corporate governance matters, including Board size and membership qualifications, new director orientation, committee structure and membership, communications with stockholders, and Board and committee self-evaluations. The Charter of the Nominating and Governance Committee, as amended, is available on the Company’s website at www.ptgi.com.

Nominating and Governance Committee Charter. The Board of Directors has, by unanimous Board consent, approved the Charter of the Nominating and Governance Committee. This Charter provides that the purpose of the Nominating and Governance Committee shall be to (i) identify, review and evaluate candidates to serve as directors of the Company, (ii) serve as a focal point for communication between such candidates, non-committee directors and the Company’s senior management, (iii) recommend such candidates to the Board, and (iv) make such other recommendations to the Board regarding affairs relating to the directors of the Company (excluding director compensation, which is the responsibility of the Compensation Committee) and to advise the Board with respect to Board composition, procedures and committees. Our existing directors (other than Mr. Scheiwe) were elected to the Board in connection with the Reorganization, and future directors will be selected in accordance with the Nominating and Governance Committee Charter and Corporate Governance Guidelines, as described herein.

The Nominating and Governance Charter enumerates qualities needed for, and factors impacting, Board service, including: experience, skills, expertise, diversity (“Diversity Considerations”), personal and professional integrity, character, business judgment, sufficient time to devote to Board matters, conflicts of interest and other relevant factors deemed appropriate in the context of the needs of the Board. In evaluating Diversity Considerations, the Nominating and Governance Committee utilizes an expansive definition of diversity that includes differences of experience, education and talents, among other things. While the Nominating and Governance Committee does not have a formal diversity policy, it seeks to achieve a range of talents, skills and expertise on the Board and evaluates each nominee with regard to the extent to which he or she contributes to this overall mix.

Corporate Governance Guidelines. In addition to the Charter of the Nominating and Governance Committee, the Board has approved, following recommendation by the Nominating and Governance Committee, Corporate Governance Guidelines that provide, among other things, that each member of the Board of Directors of the Company shall:

•	dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties;

•	comply with the duties and responsibilities set forth in the Corporate Governance Guidelines and Bylaws of the Company;

•	exercise business judgment and act with loyalty and care in conformity with governing law; and

•	adhere to the Company’s Code of Ethics and policies adopted by the Board.

These Guidelines provide that directors should be persons of good character who possess all of the following personal characteristics: integrity; accountability; responsibility and high performance standards (through which directors should have a history of achievement).

In evaluating the suitability of individual candidates and nominees, these Guidelines provide that the Nominating and Governance Committee and the Board of Directors shall consider relevant factors, including, but not limited to, the following minimum qualifications for Board service:

•	A candidate’s general understanding of marketing, finance, corporate strategy and other elements relevant to the operation of a publicly-traded company in today’s business environment;

•	A candidate’s understanding of the Company’s business; and

•	A candidate’s educational and professional background, experience and character.

These Guidelines provide that the Board, in consultation with the Nominating and Governance Committee, will consider actual or potential related party transactions and any associated impact on director independence.

Director Nomination Process; Departure Policies. The Nominating and Governance Committee may use multiple sources for identifying director candidates, including its own contacts and referrals from other Directors, members of management, the Company’s advisors, and executive search firms. The Nominating and Governance Committee will consider director candidates recommended by stockholders, in accordance with applicable law, rule or regulation, and will evaluate such director candidates in the same manner in which it evaluates candidates recommended by other sources. For those potential new director candidates who appear upon first consideration to meet the Board’s selection criteria, the Nominating and Governance Committee will conduct appropriate inquiries into their background and qualifications and, depending on the result of such inquiries, arrange for in-person meetings with the potential candidates. Directors are obligated to complete orientation training concerning the Company and there are limitations on outside activities directors may engage in, absent Board approval.

In making recommendations for director nominees for the 2011 Annual Meeting of Stockholders, the Nominating and Governance Committee considered written recommendations of director candidates by stockholders received by the Secretary of the Company before April 1, 2011. Recommendations are required to include the candidate’s name and contact information and a statement of the candidate’s background and qualifications, and must be mailed to Primus Telecommunications Group, Incorporated, 7901 Jones Branch Drive, Suite 900, McLean, Virginia 22102, Attention: Corporate Secretary.

The Governance and Nominating Committee is responsible for reviewing and making a recommendation to the Board regarding the continued service of a director (i) based upon service to the Company during the director’s term, attendance, participation, quality of performance and actual or potential conflicts of interest, and (ii) in the event an employee director’s employment with the Company is terminated for any reason or a non-employee director changes his/her primary job responsibility since the time such director was most recently elected to the Board. The Corporate Governance Guidelines provide that members of the Company’s management serving on the Board of Directors who cease to serve as a member of the Company’s management shall offer his or her resignation from the Board of Directors effective with the last date of employment; while the Board of Directors need not accept such offer of resignation, in general, a member of the Company’s management shall not continue to serve as a member of the Board of Directors following such cessation of employment. These Guidelines also provide that Members of the Board of Directors will resign from the Board of Directors upon the occurrence of certain specified sanctions, charges or admissions of fault or liability, subject to the Board’s refusal to accept such resignations in certain circumstances.

The foregoing Charter and Guidelines are intended to provide a flexible set of criteria for the effective functioning of the Company’s director nominations process. The Nominating and Governance Committee intends to review the Charter and Guidelines at least annually and anticipates that modifications may be necessary from time to time as the Company’s needs and circumstances evolve, and as applicable legal or listing standards change. The Nominating and Governance Committee and/or Board may amend the Charter and Guidelines at any time, in which case the most current version will be available on the Company’s website at www.ptgi.com.

Stockholder Communications with the Board; Annual Meeting Attendance

The Board of Directors welcomes communications from the Company’s stockholders and has adopted a procedure for receiving and addressing those communications. Stockholders may send written communications to either the full Board of Directors or the non-employee directors as a group by writing to the Board of Directors or the non-employee directors at the following address: Board of Directors/Non-Employee Directors, Primus Telecommunications Group, Incorporated, 7901 Jones Branch Drive, Suite 900, McLean, Virginia 22102, Attention: Corporate Secretary. Communications by e-mail should be addressed to corpsec@ptgi.com and marked “Attention: Corporate Secretary” in the “Subject” field. The Corporate Secretary will review and forward all stockholder communications to the intended recipient, except for those stockholder communications that are outside the scope of board matters or duplicative of other communications by the applicable stockholder and previously forwarded to the intended recipient. Directors are expected, absent schedule conflicts, to attend our Annual Meeting of Stockholders.

Board Leadership Structure

Mr. Aquino currently serves as both our Chairman of the Board and our Chief Executive Officer. The Board of Directors considers this leadership structure to be suitable for Primus because it allows one person to lead and represent the Company and the Board of Directors, while also providing for effective oversight by an independent Board. The Board believes that having Mr. Aquino serve in the roles of Chairman and Chief Executive Officer is appropriate for Primus and its stockholders at this time, in view of Mr. Aquino’s in-depth knowledge of Primus’s business and industry. The Board also believes that the strength of its independent directors, each of whom serves on the Board without any affiliation with management or any stockholder group, mitigates the risk of any potential conflicts that might result from combining the roles of Chief Executive Officer and Chairman.

Effective May 24, 2010, the Company’s Corporate Governance Guidelines provide that the Chairman shall be elected annually by the Board following the Annual Meeting of Stockholders and that in the event the Chairman of the Board of Directors is neither a non-executive nor an “independent” director, the Board of Directors shall select another director to serve as “Lead Independent Director” from among the members of the Board of Directors that are determined at that time by the Board of Directors to be “independent.” The Chairman of the Board of Directors may be removed as Chairman of the Board of Directors at any time by a majority of the members of the Board of Directors. Mr. Subin currently serves as the Company’s Lead Independent Director.

Board Role in Risk Oversight

Primus’s Board of Directors supervises and has control over Primus’s governance and compliance processes and procedures. As part of this role, the Board of Directors has overall responsibility for risk supervision, with a focus on material risks facing the Company. The Board of Directors primarily discharges its risk supervision responsibilities through its Audit Committee and Compensation Committee functions, each of which reports its activities to the Board. The risk supervision responsibilities of the Board’s committees include the following:

•
Audit Committee. The Audit Committee is responsible for the supervision of risk policies and processes relating to the financial statements and financial reporting processes. This Committee reviews Primus’s risk management procedures and policies and discusses with management Primus’s material operating and financial risk exposures and the manner in which such exposures are managed.

•
Compensation Committee. The Compensation Committee is responsible for evaluating potential compensation-related risks and supervising management’s assessment of risks related to employee compensation policies and programs.

Primus’s Chief Executive Officer and other members of the Company’s senior management team primarily design, implement, execute and monitor Primus’s risk management policies and procedures. The Audit Committee meets with our senior management team periodically to review Primus’s risk management practices.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under the Securities Exchange Act of 1934 to file with the Securities and Exchange Commission reports of ownership and changes in ownership in their holdings in our stock. Based solely on an examination of these reports, all such reports have been timely filed.

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

Executive Officers

Executive officers are elected by and serve at the discretion of the Board of Directors. Set forth below is information regarding our executive officers as of April 15, 2011.

Name	Age	Position
Peter D. Aquino	50	Chairman of the Board of Directors, President and Chief Executive Officer
Christie A. Hill	49	General Counsel, Secretary and Senior Vice President, Compliance Officer
James C. Keeley	44	Acting Chief Financial Officer and Treasurer
Tracy B. Lawson	42	Vice President, Corporate Controller
Richard Ramlall	55	Senior Vice President, Corporate Development and Chief Communications Officer

Peter D. Aquino. Mr. Aquino’s biography can be found under “Board of Directors—Information Regarding Continuing Directors.”

Christie A. Hill, 49, became the Company’s General Counsel, Secretary and Senior Vice President, Compliance Officer in March 2011.  Prior to Primus’ merger with Arbinet on February 28, 2011, Ms. Hill served as the General Counsel and Secretary of Arbinet since February 1, 2010, following her role as the Oversight Liaison and Reporting Executive for the Troubled Asset Relief Program at the U.S. Department of Treasury. From 1998 until 2008, Ms. Hill worked at Nextel Communications and then at Sprint Nextel Corporation, where she held various leadership positions in the company’s legal and governance organizations, including her most recent position as Vice President, Corporate Secretary and Chief Ethics Officer. Prior to Nextel, she served as counsel at Honda of America Mfg. where her responsibilities included a variety of corporate and transactional matters. Ms. Hill began her career at Jones Day in the firm’s mergers and acquisitions group. She received her Juris Doctor (with Honors) from the Ohio State University College of Law and her Bachelor of Arts (Summa Cum Laude) from the Ohio State University.

James C. Keeley, 44, joined the Company as Vice President of Finance in May 2009, became an executive officer (Vice President—Corporate Controller) in October 2009, Acting Chief Financial Officer (Principal Financial Officer) in September 2010, and Treasurer in March 2011.  Mr. Keeley has over 20 years of financial reporting and accounting experience with both private and public companies. Prior to joining the Company, Mr. Keeley was a self-employed consultant providing finance and accounting services from August 2008 to May 2009. From November 2006 to August 2008, Mr. Keeley was Vice President—Consumer Investment Banking at FBR Capital Markets Corporation. From March 2003 to November 2006, Mr. Keeley was the Corporate Controller of 3SI Security Systems, Inc., which provides cash protection systems for banks. Prior to March 2003, Mr. Keeley held various financial reporting and accounting positions, including Senior Director of Financial Reporting, with two publicly traded retail companies—The Pep Boys—Manny, Moe & Jack and David’s Bridal, Inc. Mr. Keeley is a certified public accountant. Mr. Keeley holds a Bachelor of Science from Fairmont State College.

Tracy B. Lawson, 42, became the Company’s Vice President, Corporate Controller (Principal Accounting Officer) in March 2011.  From October 2009 until the Company’s acquisition of Arbinet on February 28, 2011, Ms. Lawson served as Controller, Vice President of Accounting for Arbinet, where her duties included external and executive financial reporting, technical accounting, and general accounting.  Prior to her time at Arbinet, Ms. Lawson served as the Company’s Vice President—Corporate Controller from January 2003 until September 2009, as well as Vice President—Finance for United States Operations from May 2005 until September 2006. Ms. Lawson joined the Company in 1998 and until January 2003, served as Senior Manager of Corporate and United States Operations Financial Reporting and as Director of Global Financial Reporting, with responsibilities for corporate financial reporting, consolidation of the Company’s financial results and external reporting to investors.

Richard Ramlall, 55, joined the Company as Senior Vice President, Corporate Development and Chief Communications Officer in November 2010.  Mr. Ramlall most recently served as Senior Vice President Strategic External Affairs and Programming at RCN Corporation, a provider of digital video, high-speed data, voice, and high-capacity transport to residential and small, medium and large enterprise and carrier customers. His tenure at RCN extended from March 2005 to August 2010, during which he led the company’s regulatory, government affairs, programming, and IR and PR efforts. Before joining RCN, he served as Senior Managing Director and Executive Vice President of Spencer Trask Media and Communications Group, LLC based in Reston, Virginia. Prior to this, Mr. Ramlall served as Vice President and Managing Director for Strategy, Marketing and International Government Affairs for Bechtel Telecommunications. Mr. Ramlall was also Executive Director for International Business Affairs for Bell Atlantic International, and he spent more than 18 years in Verizon and its predecessor organizations, serving in a variety of executive positions including strategy, government affairs, marketing, business development, regulatory and legal positions. Mr. Ramlall has served as a board member of Evolving Systems, Inc. since March 2008 and he currently serves as a board member of the Alzheimer’s Association, National Capital Area Chapter. In 1990, Mr. Ramlall was selected to serve a one-year appointment under the Presidential Exchange Executive Program of the White House. He holds a Bachelor of Science in Business Administration and an MGA (Technology Management) from the University of Maryland.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two fiscal years ended December 31, 2010 and 2009, the total compensation paid or accrued to our Chief Executive Officer, our former Chief Executive Officers, our two most highly compensated executive officers other than our Chief Executive Officer whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2010 and two additional executive officers who would have been among the two most highly compensated executive officers except for the fact that they  were not serving as executive officers of the Company as of December 31, 2010 (collectively, the “Named Executive Officers”).

Name		Year	Salary ($)	Bonus ($)	Stock Awards (3)		Option Awards ($) (5)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (8)	Total ($)

Aquino, Peter D.	(1)	2010	175,417	133,918	1,192,625		28,428		657,996	(7)	14,621	2,203,005
Chairman, President and Chief
Executive Officer

Spirtos, John B.	(2)	2010	241,250	-	490,000		28,428		-		-	759,678
Former Acting Chief Executive Officer

Singh, K. Paul		2010	490,000	-	-		-		-		3,497,180	3,987,180
Former Chairman, President and Chief		2009	735,000	350,000	919,420	(4)	67,111	(6)	-		4,602	2,076,133
Executive Officer

DePodesta, John F.		2010	143,748	-	-		-		-		1,897,814	2,041,562
Former Executive Vice President,		2009	575,000	25,000	317,968	(4)	25,209	(6)	-			943,177
Chief Legal Officer, Chief
Development Officer, Secretary and
Director

Guirgis, Mark		2010	190,008	70,500	49,000		-		-		6,000	315,508
Former Vice President, Planning and
Analysis and Treasurer

Keeley, Jr., James C.		2010	238,000	97,447	49,000		-		-		4,900	389,347
Vice President, Acting Chief Financial
Officer

Kloster, Thomas R.		2010	266,672	-	-		-		-		835,218	1,101,890
Former Chief Financial Officer		2009	400,000	275,000	136,692	(4)	9,977	(6)	-		2,000	823,669

(1)
Mr. Aquino earned $30,000 in cash (which has been included in his salary amount) and received an option award with an aggregate grant date fair value of $28,428 for serving on our Board of Directors prior to becoming our Chairman of the Board, President and Chief Executive Officer.

(2)
Mr. Spirtos served as our Acting Chief Executive Officer from August 27, 2010 until October 12, 2010 and was paid $200,000 in salary for this service. Mr. Spirtos earned $41,250 in cash (which has been included in his salary amount), received a restricted stock unit award with an aggregate grant date fair value of $490,000 and received an option award with an aggregate grant date fair value of $28,428 for his services as a non-employee director prior to and after his serving as Acting Chief Executive Officer.

(3)
These amounts represent the aggregate grant date fair value of stock awards granted in 2010 computed in accordance with FASB ASC Topic 718, formerly SFAS No. 123(R) (“ASC 718”).  A discussion of the assumptions used in determining grant date fair value may be found in Note 12 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(4)
These amounts represent restricted stock unit awards granted in 2009.  These awards vest in two equal tranches if at least 90% of specified Adjusted EBITDA targets are met for any fiscal year during the ten-year term of the award, provided employment continues through such date. In light of these performance conditions, the values presented above have been calculated based on the aggregate grant date fair value of awards computed using the probable outcome of performance conditions (“Probable Outcome Valuation”) in accordance with ASC 718. Each restricted stock unit award’s Probable Outcome Valuation equaled the maximum value of such awards. See Note 12 to our Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 regarding assumptions underlying the valuation of these awards.

(5)
These amounts represent the aggregate grant date fair value of options granted in 2010 computed in accordance with ASC 718.  A discussion of the assumptions used in determining grant date fair value may be found in Note 12 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(6)
A portion of the 2009 award contains time-based vesting provisions (which value was calculated utilizing ASC 718) and a portion contains performance-based vesting provisions (which value was calculated using the Probable Outcome Valuation). These options had a Probable Outcome Valuation equal to the maximum value of such options.  See Note 12 to our Financial Statements, included in the in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 regarding assumptions underlying the valuation of these awards.

(7)	This amount represents the earned portion of the Initial Long Term Incentive Award as defined under “Narrative Disclosure to Summary Compensation Table – Employment Agreement with Peter D. Aquino”.

(8)
These amounts represent matching contributions made to the Company’s 401(k) plan on behalf of each of the Named Executive Officers, as well as the following additional amounts: for Mr. Aquino, $14,621 reimbursement for attorneys’ fees and medical expenses; for Mr. Singh, $19,737 related to reimbursements for medical expenses and financial planning expenditures, $41,443 related to payout of unused PTO, $20,000 related to reimbursement for attorney’s fees and $3.4 million in severance payments; for Mr. DePodesta, $243,000 for certain health and insurance benefits, $1,581,225 in severance payments and $66,973 in consulting fees; and for Mr. Kloster, $33,322 related to payout of unused PTO, $650,000 in severance payments, $14,911 in COBRA continuation coverage, $46,000 for continued participation in other welfare plans and $70,000 in consulting fees.

Narrative Disclosure to Summary Compensation Table

Employment Agreement with Peter D. Aquino. In October 2010, we entered into an employment agreement with Peter D. Aquino, our Chairman, President and Chief Executive Officer.  Mr. Aquino’s employment agreement provides for a term of employment beginning on October 12, 2010 (the “Start Date”) until the earlier of (1) March 31, 2014, (2) the termination of Mr. Aquino’s employment by either party by written notice of termination given to the other party at least six months in advance of such termination, or (3) Mr. Aquino’s death or disability. Pursuant to the Employment Agreement, Mr. Aquino will earn an annualized base salary of $650,000 from the Start Date until December 31, 2011, an annualized base salary of $700,000 from January 1, 2012 to December 31, 2012, and an annualized base salary of $750,000 from January 1, 2013 to March 31, 2014. The respective annualized base salary will be prorated for the time period of the Start Date to December 31, 2010, and for the time period of January 1, 2014 to March 31, 2014. Mr. Aquino will also be entitled to annual calendar year performance bonuses, with a target cash bonus of 100% of his base salary (the “Target Bonus”) upon accomplishment of certain performance objectives established by the Compensation Committee of the Board. Further, while employed, the Company will pay the premiums on a disability insurance policy for Mr. Aquino and reimburse Mr. Aquino for up to $10,000 in out of pocket medical expenses and financial planning services per year and up to $15,000 in out of pocket legal expenses for the negotiation of the employment agreement.

In addition to the foregoing, the employment agreement provides for four different cash, restricted stock or restricted stock unit awards payable to Mr. Aquino. First, Mr. Aquino will receive a grant of 164,500 restricted shares of common stock of the Company (“Initial Award”) pursuant to the Company’s Management Compensation Plan. The shares subject to the Initial Award will vest in three installments of 54,833 shares, 54,833 shares and 54,834 shares, provided Mr. Aquino is still employed with the Company on each such vesting date, on January 1, 2011, January 1, 2012 and January 1, 2013, respectively.

Second, the employment agreement provides for an initial long term incentive award (the “Initial Long Term Incentive Award”) to reflect a significant and substantial increase above the trailing 60 day average share price of the Company’s common stock prior to the Start Date. The Initial Long Term Incentive Award is composed of three separate award tranches, payable on June 30, 2011 in cash or restricted stock unit awards (“RSUs”) at the Company’s option. If the closing price of the Company’s common stock reaches $12.00 any time prior to July 1, 2011, Mr. Aquino will receive $657,996 or 54,833 RSUs. If the closing price of the Company’s common stock reaches $14.00 any time prior to July 1, 2011, Mr. Aquino will receive $767,662 or 54,833 RSUs. If the closing price of the Company’s common stock reaches $16.00 any time prior to July 1, 2011, Mr. Aquino will receive $877,344 or 54,834 RSUs. As of December 31, 2010 Mr. Aquino had earned the first tranche of the Initial Long Term Incentive Award and the Company determined to pay such award in RSUs.

Third, the employment agreement provides for a second long term incentive award (the “Second Long Term Incentive Award” and, together with the Initial Long Term Incentive Award, the “Long Term Incentive Award”) covering the period commencing on July 1, 2011 through March 31, 2014. The Second Long Term Incentive Award is composed of three separate award tranches, payable within 30 days after the target closing price with respect to which an applicable tranche is attained, and is payable in cash or RSUs at the Company’s option. If the closing price of the Company’s common stock reaches $12.00 any time between July 1, 2011 and March 31, 2014, Mr. Aquino will receive $657,996 or 54,833 RSUs. If the closing price of the Company’s common stock reaches $14.00 any time between July 1, 2011 and March 31, 2014, Mr. Aquino will receive $767,662 or 54,833 RSUs. If the closing price of the Company’s common stock reaches $16.00 any time between July 1, 2011 and March 31, 2014, Mr. Aquino will receive $877,344 or 54,834 RSUs. Each respective tranche will only be awarded to the extent that the corresponding tranche was not previously awarded under the Initial Long Term Incentive Award. Therefore, no amounts are payable pursuant to the Second Long Term Incentive Award that would be duplicative of any amounts paid pursuant to the Initial Long Term Incentive Award.

Fourth, the employment agreement provides for three different short term incentive awards to be granted in 2011, 2012 and 2013 (together, the “Short Term Incentive Awards” and each, a “Short Term Incentive Award”) of up to an aggregate $5,040,000 in cash or RSUs, at the option of the Company. The vesting of each respective Short Term Incentive Award amount will be based on time and performance. At the time each Short Term Incentive Award is first payable or to vest, one-half of the possible total amount of such respective award will be payable or qualified to vest to Mr. Aquino based on his continued employment at that time. The amount of the other one-half of such Short Term Incentive Award that will become payable or vest will be determined at the time such award is first payable or to vest and be based on achievement of certain operational objectives, established by the Compensation Committee of the Board, in the one-year period following the initial grant of the respective Short Term Incentive Award. The first short term incentive award will be in an amount up to $1,560,000 in cash or RSUs and will be payable or vest equally over a three-year period on March 31, 2012, March 31, 2013 and March 31, 2014. The second short term incentive award will be in an amount up to $1,680,000 in cash or RSUs and will be payable or vest equally over a two year period on March 31, 2013 and March 31, 2014. The third short term incentive award will be in an amount up to $1,800,000 in cash or RSUs and will be payable or vest on March 31, 2014. The amount of RSUs will be determined based on the award amount divided by the trailing 10 day average closing price of the Company’s common stock.

The employment agreement also provides for an increase in the number of shares of the Company’s common stock subject to the Initial Award and the Long Term Incentive Award if the Company issues, within 10 months of the Start Date, more than 1,288,000 shares of the Company’s common stock other than in connection with (i) the exercise, conversion or exchange of previously issued equity securities, or (ii) the exercise, conversion or exchange of previously issued or subsequently issued debt securities or securities issued pursuant to clauses (iii) or (iv) below, or (iii) securities issued pursuant to grants to employees and consultants of the Company, or (iv) securities issued pursuant to any public offering. The amount of the increase will be equal to five percent of the shares issued.

Mr. Aquino is subject to non-compete and non-solicit restrictive covenants during the term of his employment and for a period of one year (regardless of how, when or why Mr. Aquino’s employment terminates) following the termination of his employment. Mr. Aquino is also subject to restrictive covenants prohibiting disclosure of confidential information and intellectual property of the Company.

Employment Agreement with James C. Keeley. On May 9, 2009, the Company entered into an employment letter with James C. Keeley.  Under the terms of the 2009 employment letter, Mr. Keeley received an annual base salary of $170,000 and an annual discretionary bonus of up to 20% of his base salary, based on Company and personal performance. Effective October 16, 2009, Mr. Keeley’s base salary was increased to $190,000 upon becoming Vice President, Corporate Controller and Chief Accounting Officer. On October 16, 2010, Mr. Keeley’s annual base salary was increased to $334,000 upon becoming the Company’s Interim Chief Financial Officer. On March 23, 2011, the Company entered into an amended and restated employment letter with James C. Keeley in connection with his appointment as Acting Chief Financial Officer and Treasurer (Principal Financial Officer) of the Company.  Effective April 1, 2011, Mr. Keeley receives an annual base salary of $285,000 and an annual discretionary bonus of up to 50% of his base salary, based on the achievement of certain performance criteria determined by the Compensation Committee of the Company’s Board of Directors.  Mr. Keeley’s employment letter also provides that he is eligible to participate in the Company’s equity award plans, and if the Company terminates his employment without cause, the Company shall pay him severance benefits in the amount of twelve months of his then-current base salary, plus reimbursement for the Company’s portion of monthly COBRA premiums for up to twelve months. According to Mr. Keeley’s employment letter, “cause” shall include the following, to be determined in the reasonable judgment of the Company: Mr. Keeley’s dishonesty, fraud, misappropriation, embezzlement, willful misconduct or gross negligence with respect to the Company, or any other action in willful disregard of the interests of the Company; Mr. Keeley’s refusal or willful failure to satisfactorily perform any duties assigned to him; Mr. Keeley’s conviction of, or pleading guilty or no contest to (i) felony, (ii) any misdemeanor (other than a traffic violation), or (iii) any other crime or activity that would impair his ability to perform his duties or impair the business reputation of the Company; Mr. Keeley’s failure or refusal to comply with Company standards, policies or procedures; or Mr. Keeley’s death or incapacity due to physical or mental illness that results in absence from work for twelve consecutive months.

Employment Agreement with K. Paul Singh.  The material terms of the employment agreement with K. Paul Singh are discussed under “– Potential Payments Upon Termination or Change in Control – Separation Agreement with K. Paul Singh” below.

Employment Agreement with Thomas R. Kloster.  The material terms of the employment agreement with Thomas R. Kloster are discussed under “ – Potential Payments Upon Termination or Change in Control – Separation Agreement with Thomas R. Kloster” below.

Employment Agreement with Mark Guirgis.  The material terms of the employment agreement with Mark Guirgis are discussed under “– Potential Payments Upon Termination or Change in Control – Separation Agreement with Mark Guirgis” below.

Employment Agreement with John F. DePodesta.  The material terms of the employment agreement with John F. DePodesta are discussed under “– Potential Payments Upon Termination or Change in Control – Separation Agreement with John F. DePodesta” below.

Annual Bonus Determinations.  Overall cash incentive bonuses for the Named Executive Officers are payable based upon the following criteria: (i) the Company’s operating and financial performance (principally performance relative to revenue and EBITDA goals); (ii) success in strengthening the balance sheet and improving the liquidity position of the Company; (iii) furthering the Company’s strategic position in the marketplace through developing and executing new strategic product initiatives; (iv) ensuring compliance with SEC and Sarbanes-Oxley requirements; and (v) individual contribution. Incentive bonus awards paid for 2010 performance were awarded on a case-by-case basis, at the discretion of the Compensation Committee and without any standardized weighting of the foregoing criteria. Payouts were made after consideration of the foregoing criteria and emphasis on individualized efforts.  Incentive compensation consists of cash bonuses and awards made under the Management Compensation Plan, and the objective is to motivate executives annually, and to promote long-term growth. We refer to these opportunities as “bonus” opportunities consistent with historical practice. In the latter half of the first quarter of each year, the Compensation Committee generally decides whether to grant individual cash bonuses and determines the amount of these bonuses and awards. The performance bonus targets for 2010 for the Company’s Named Executive Officers were based on the criteria stated above. The Compensation Committee’s review of bonuses was based on its knowledge of the Company, its contact with the executives throughout the year and a review of performance, with a primary focus on individual performance as described above.

Benefits. The Company’s Named Executive Officers receive limited benefits that would be considered executive benefits. Most benefits are consistent with those offered generally to employees, which consist of life insurance, travel accident insurance, health insurance, dental insurance, short-term and long-term disability and opportunities to participate in the Company’s 401(k) plan. The Company matches up to 50% of the employee’s 401(k) plan contributions, up to the first 6% of such employee’s salary, with a maximum of $2,000 annually for 2009 and $6,000 annually for 2010.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to our Named Executive Officers concerning unexercised stock option awards, unvested restricted stock awards and unvested RSU awards as of December 31, 2010. The market value of our restricted stock and RSU awards is based on the closing price on December 31, 2010 of our common stock of $12.50 on the OTC Bulletin Board.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Aquino, Peter D. (1)	3,333	6,667	-	$7.60	7/30/2020	219,333	$2,741,663

Spirtos, John B. (2)	3,333	6,667	-	$7.60	7/30/2020	25,000	$312,500	-	-

Singh, K. Paul (3)	28,732	-	19,155	$12.22	8/31/2011	-	-	76,619	$957,738

DePodesta, John F. (4)	9,937	-	2,484	$12.22	3/31/2011	-	-	9,937	$124,213

Guirgis, Mark (5)	3,516	-	3,516	$12.22	7/14/2011	3,333	$41,663	-	-

Keeley, Jr., James C. (6)	-	-	-			3,333	$41,663	-	-

Kloster, Thomas R. (7)	4,272	-	2,847	$12.22	8/31/2011	-	-	11,390	$142,375

(1)
Mr. Aquino’s 6,667 unvested stock options vest in two equal tranches at July 30, 2011 and 2012, respectively. His 164,500 shares of restricted stock vests in three equal tranches at January 1, 2011, 2012, and 2013, respectively. 54,833 RSUs vest on June 30, 2011.

(2)
Mr. Spirtos’ 6,667 unvested stock options vest in two equal tranches at July 30, 2011 and 2012, respectively. His 25,000 unvested RSUs vest in two equal tranches at December 31, 2011 and 2012, respectively.

(3)
Mr. Singh’s unvested stock options and RSUs are performance based and the payout was determined by the Compensation Committee in March 2011.  See below under “Potential Payments Upon Termination or Change of Control - Separation Agreement with K. Paul Singh” for a description of the performance metrics.

(4)
Mr. DePodesta’s unvested stock options and RSUs are performance based and the payout was determined by the Compensation Committee in March 2011.  See below under “Potential Payments Upon Termination or Change of Control - Separation Agreement with John F. DePodesta” for a description of the performance metrics.

(5)
Mr. Guirgis’ unvested stock options vest in two equal tranches on January 1, 2011 and July 1, 2011, respectively. His unvested RSUs vest in two equal tranches at December 31, 2011 and 2012, respectively. These unvested RSUs, along with the tranche of options vesting on July 1, 2011, were cancelled in connection with Mr. Guirgis’ termination in March 2011.

(6)	Mr. Keeley’s unvested RSUs vest in two equal tranches at December 31, 2011 and 2012, respectively.

(7)
Mr. Kloster’s unvested stock options and RSUs are performance based and the payout was determined by the Compensation Committee in March 2011.  See below under “Potential Payments Upon Termination or Change of Control - Separation Agreement with Thomas R. Kloster” for a description of the performance metrics.

Potential Payments Upon Termination or Change of Control

Our Named Executive Officers are entitled to certain compensation in the event of termination of their employment.

Employment Agreement with Peter D. Aquino. The following table outlines the potential payments that would be made to Mr. Aquino assuming separation from the Company on December 31, 2010, based on the terms of his employment agreement then in effect.
Payments and Benefits	Non-renewal of Employment Agreement(1)	Termination for Cause or Voluntary Resignation(2)	Involuntary Termination without Cause, Termination by Mr. Aquino for Good Reason or upon a Change of Control(3)

Salary	$650,000	$0	$1,300,000

Bonus		$0	$1,300,000

Accelerated Vesting of Equity Awards(4)	$0	$0	$3,459,743

Other Benefits	$20,194	$0	$20,194

(1)
If Mr. Aquino’s employment is not renewed by the Company upon the termination of the employment agreement, subject to the satisfaction of certain other specified conditions, including the execution of a separation and release agreement, the Company shall pay Mr. Aquino an amount equal to one year of his base salary in the year prior to termination; and Mr. Aquino will be entitled to continued participation in the welfare benefit plans of the Company during the one-year period following his termination. If Mr. Aquino chooses not to renew his employment upon the termination of his employment agreement, he will not be entitled to any severance pay and shall cease to participate in the welfare benefit plans of the Company subsequent to his termination.

(2)
If Mr. Aquino is terminated by the Company for cause, or voluntarily resigns (other than for good reason), he will be entitled only to his base salary, benefits and unreimbursed business expenses through the date of termination.

(3)
If Mr. Aquino is involuntary terminated by the Company without cause (other than on an account of death or disability), or if Mr. Aquino terminates his employment for good reason, prior to March 31, 2014 or upon a change of control , and subject to the satisfaction of certain other specified conditions, including the execution of a separation and release agreement, then Mr. Aquino will be entitled to (1) all previously earned and accrued, but unpaid, base salary as of the date of termination, plus an amount equal to the Target Bonus prorated for the year through the date of termination, (2) severance pay equal to two (2) times the sum of base salary plus the Target Bonus in the year of termination, (3) all outstanding stock options, and other equity grants, as applicable, granted to Mr. Aquino becoming 100% vested and exercisable in accordance with their terms, and (4) continued participation in the welfare benefit plans of the Company that Mr. Aquino participated in prior to his termination for a period of one year following his termination, subject to certain restrictions.

(4)
Amounts are based on the closing price on December 31, 2010 of our common stock of $12.50 on the OTC Bulletin Board. Assumes that the Initial Award will fully vest and be paid in 164,500 shares of common stock, the Initial Long Term Incentive Award that had been earned will fully vest and be paid in 109,666 shares of common stock and the unvested portion of his outstanding stock option grant would vest.

If Mr. Aquino dies or is disabled, Mr. Aquino, or his estate, as applicable, will be entitled to all previously earned and accrued, but unpaid, base salary and bonuses up to the last day of the month in which Mr. Aquino’s death occurs, or up to the date on which Mr. Aquino becomes entitled to receive disability benefits under the Company’s long-term disability plan.

Mr. Aquino’s employment agreement defines the following terms used in this section:

Cause is defined as the occurrence of any of the following: (i) the willful and continued failure by Mr. Aquino to substantially perform his material duties to the Company (other than due to disability) after written notice from the Company; (ii) misconduct that results in demonstrable damage to the business or reputation of the Company or its subsidiaries; (iii) conviction of, or pleading of nolo contendere to, (A) a misdemeanor involving moral turpitude or (B) a felony; (iv) fraud against the Company or misappropriated Company property (other than incidental property); or (v) a material violation of any written policy of the Company or its subsidiaries, including any written code of conduct applicable to senior executives of the Company or members of the Board.

Good Reason is defined as (i) a material reduction in Mr. Aquino’s salary; (ii) a material reduction in his status, position, responsibilities or duties during the employment period; (iii) a material breach of the employment agreement by the Company; or (iv) involuntary relocation to a principal location of employment more than fifty (50) miles outside of Northern Virginia, provided, in each case, that Mr. Aquino has not consented to or waived compliance with, as applicable, any of the foregoing.

Change of Control is defined as (i) sale of more than 50% of the outstanding capital stock of the Company in a single or related series of transactions; (ii) the merger or consolidation of the Company with or into any other corporation or entity, other than a wholly-owned subsidiary of the Company, where the Company is not the surviving entity; or (iii) a sale of all or substantially all of the assets of the Company to an unrelated entity; provided, however, that a “change of control” shall not include any sale, merger, consolidation or other transaction (A) in which all or substantially all of the beneficial owners of the outstanding capital stock of the Company immediately prior to the consummation thereof continue to own more than fifty percent (50%) of the outstanding capital stock of the Company immediately following the consummation thereof or (B) resulting from an exchange of debt securities of the Company for equity securities of the Company.

Severance arrangement with James C. Keeley. The following table outlines the potential payments that would be made to Mr. Keeley assuming separation from the Company on December 31, 2010, based on the Company’s severance policy then in effect.

Payments and Benefits	Involuntary Termination without Cause (1)

Salary	$167,000

Other Benefits	$10,097

(1)
If Mr. Keeley is involuntary terminated by the Company without cause, then Mr. Keeley will be entitled to (1) severance pay equal to the amount of six months of his then-current base salary, and (2) reimbursement for the Company’s portion of monthly COBRA premiums for up to six months.

Severance Arrangement with John B. Spirtos.  The Company did not have any severance arrangement with Mr. Spirtos.

Separation Agreement with K. Paul Singh. On October 6, 2010, the Company, Primus Telecommunications, Inc. (“PTI” and together with the Company, the “Companies”) and K. Paul Singh entered into a Termination Agreement (the “Singh Termination Agreement”) in connection with his termination, as of August 31, 2010 (the “Termination Date”). The Company and Mr. Singh were parties to an Executive Employment Agreement dated April 26, 2007 (the “Singh Employment Agreement”) that provided that if Mr. Singh is terminated by the Company without “cause,” he is entitled to base salary plus the target annual performance bonus in the year of termination divided by 12 and multiplied by two times years of service (not to exceed a total of two years of severance pay) (the “Severance Period”), plus continued participation in the welfare benefit plans of the Company during the Severance Period.

Pursuant to the Singh Termination Agreement and in satisfaction of the Company’s obligations under the Singh Employment Agreement, the Companies are required to make total payments of approximately $3.5 million to Mr. Singh. These payments became due as follows: (1) on March 1, 2011, a lump-sum payment of $3,410,000 (calculated as two times Mr. Singh’s annual base salary at the time of his termination of $735,000 plus an assumed target annual performance bonus of $800,000, together with an additional amount provided in consideration for, among other things, execution of a release and in lieu of Mr. Singh’s continued participation in the Company’s welfare benefit plans); and (2) on October 14, 2010, $19,737.00 to reimburse Mr. Singh for medical and financial planning expenses incurred in 2009 and 2010 (but before September 1, 2010), $829.92 to reimburse him for business expenses submitted to the Companies, and $41,442.69 for the value of his accrued but unused vacation as of the Termination Date. The Companies also agreed to reimburse Mr. Singh for reasonable attorneys’ fees incurred in connection with the Singh Termination Agreement, up to a maximum of $20,000.

The Singh Termination Agreement acknowledges the provisions for the vesting of (1) 76,619 RSUs for common shares granted to Mr. Singh under his July 2, 2009 Restricted Stock Unit Agreement and (2) 19,155 non-qualified stock options granted to Mr. Singh under a Non-Qualified Stock Option Agreement dated July 1, 2009, in each case if the Company achieves targeted 2010 Adjusted EBITDA levels as set forth in those agreements. The Singh Termination Agreement modified the methodology for calculating EBITDA, solely for purposes of determining whether Mr. Singh vests in his RSUs and non-qualified stock options, by excluding from the calculation of EBITDA (1) any inorganic corporate events occurring after August 31, 2010 and (2) the payments made to Mr. Singh pursuant to the Singh Termination Agreement. The Company achieved the targeted 2010 Adjusted EBITDA levels and these awards vested.  The remaining unvested RSUs and non-qualified stock options previously awarded to Mr. Singh were cancelled in connection with the termination of Mr. Singh’s employment.

Pursuant to the Singh Termination Agreement, Mr. Singh will be required to continue to comply with certain restrictive covenants set forth in the Singh Employment Agreement. The Singh Termination Agreement provides that the non-competition covenants in the Singh Employment Agreement will not be deemed to restrict Mr. Singh from (1) engaging or investing in the non-wholesale telecommunications business in countries other than the United States, Canada, Australia or Brazil or (2) providing restructuring or business advisory services (but provides that the confidentiality and non-solicitation provisions of the Singh Employment Agreement continue to apply with respect to these activities, as well as any others in which he engages).

Separation Agreement with Thomas R. Kloster. On September 17, 2010, the Companies and Thomas R. Kloster entered into a Termination Agreement (the “Kloster Termination Agreement”) in connection with the previously announced termination, as of August 31, 2010, of the employment of Mr. Kloster, who had served as Chief Financial Officer of the Companies.

PTI and Mr. Kloster are parties to a Separation Agreement dated July 1, 2009 (the “Kloster Separation Agreement”). The Kloster Separation Agreement provides, among other things, that if Mr. Kloster is terminated by the Company without “cause,” subject to the execution of a general release of claims and continued compliance with certain restrictive covenants, he is entitled to cash severance payable in installments, equal to one year of annual base salary and his annual bonus target (provided that the combined total of such amounts is not to exceed $650,000) and continuation of certain welfare benefits for a period of twelve months following the date of termination. As of the date of the termination of Mr. Kloster’s employment, no bonus target for 2010 had been set.

Pursuant to the terms of the Kloster Separation Agreement, the Kloster Termination Agreement provides that the Companies have made or will make the following payments to Mr. Kloster: (1) on March 1, 2011, a lump-sum payment of $200,000; (2) commencing on March 15, 2011 and on the fifteenth and last day of each month occurring thereafter through and including August 31, 2011, an amount equal to $16,666.67; (3) on March 1, 2011, a lump-sum payment of $125,000; and (4) on March 31, 2011, and on the last day of each calendar month thereafter through and including August 31, 2011, an amount equal to $20,833.34. In addition, for each month of the first 12 months following the termination of Mr. Kloster’s employment that Mr. Kloster elects to receive COBRA continuation coverage, the Companies will reimburse Mr. Kloster for the amount of the COBRA premium required to be paid for such coverage, and the Companies shall pay Mr. Kloster a lump-sum payment of $46,000 on March 1, 2011, in satisfaction of PTI’s obligations under the Kloster Separation Agreement with respect to Mr. Kloster’s right to participate in the Company’s other welfare benefit plans.
The Kloster Termination Agreement acknowledges the provisions for the vesting of (1) 11,390 RSUs granted to Mr. Kloster under his July 2, 2009 Restricted Stock Unit Agreement and (2) 2,847 non-qualified stock options under a Non-Qualified Stock Option Agreement dated July 1, 2009, in each case if the Company achieves targeted 2010 Adjusted EBITDA levels, all as set forth in those agreements. The Company achieved the targeted 2010 Adjusted EBITDA levels and these awards vested. The remaining unvested RSUs and non-qualified stock options previously awarded to Mr. Kloster were cancelled in connection with the termination of Mr. Kloster’s employment.

As a condition to receiving the amounts payable under the Kloster Termination Agreement, Mr. Kloster executed a general release for the benefit of the Companies and their affiliates. Also on September 17, 2010, the Company and Mr. Kloster entered into an agreement regarding certain professional consultation services to be provided by Mr. Kloster for a six-month period following the termination of his employment. Under this agreement, Mr. Kloster was paid the sum of $20,000 per month for each of September, October and November 2010, the sum of $10,000 per month for each of December 2010 and January 2011, and the sum of $5,000 for February 2011.

Separation Agreement with Mark Guirgis. On April 1, 2011, the Companies and Mark Guirgis entered into a Separation and Release Agreement (the “Guirgis Separation Agreement”) in connection with the termination, as of March 17, 2011, of the employment of Mr. Guirgis, who had served as Vice President, Planning and Analysis and Treasurer of the Companies.  Pursuant to the terms of the Guirgis Separation Agreement, the Companies paid to Mr. Guirgis $95,000, which represents six months of Mr. Guirgis’ salary.  In addition, for each month of the first six months following the termination of Mr. Guirgis’ employment that Mr. Guirgis elects to receive COBRA continuation coverage, the Companies will reimburse Mr. Guirgis for the amount of the COBRA premium required to be paid for such coverage.  As a condition to receiving the amounts payable under the Guirgis Separation Agreement, Mr. Guirgis executed a general release for the benefit of the Companies and their affiliates.

Separation Agreement with John F. DePodesta. On March 29, 2010, John F. DePodesta resigned from all of his director, officer and employment positions with the Company and all of its subsidiaries in a mutually agreed upon termination of services. In connection with such resignation, the Companies and Mr. DePodesta entered into a Termination Agreement (the “DePodesta Termination Agreement”) in connection with the mutually agreed upon termination of all positions of Mr. DePodesta with the Companies and all of their affiliates effective as of March 31, 2010.

The Companies and Mr. DePodesta are parties to a Separation Agreement dated July 1, 2009 (the “DePodesta Separation Agreement”). As required under the DePodesta Separation Agreement, the DePodesta Termination Agreement provides that the Companies have paid or will pay Mr. DePodesta (1) an aggregate lump sum payment of $1,581,225 on October 1, 2010, (2) commencing on October 1, 2010, the sum of $10,125 and thereafter make 23 consecutive monthly payments of $10,125 each for certain health and insurance benefits, and (3) the premiums for certain vision and dental insurance coverage for the 18 month period commencing on March 31. 2010. The DePodesta Termination Agreement acknowledges the provisions for the vesting of (1) 9,937 RSUs granted to Mr. DePodesta under his July 2, 2009 Restricted Stock Unit Agreement and (2) 2,484 non-qualified stock options granted to Mr. DePodesta under a Non-Qualified Stock Option Agreement dated July 1, 2009, in each case if the Company achieves targeted 2010 Adjusted EBITDA levels, all as set forth in those agreements. The Company achieved the targeted 2010 Adjusted EBITDA levels and these awards vested. The DePodesta Termination Agreement also provided for the vesting of 15,264 non-qualified stock options granted to Mr. DePodesta under his July 1, 2009 Non-Qualified Stock Option Agreement. The remaining unvested RSUs and non-qualified stock options previously awarded to Mr. DePodesta were cancelled in connection with his termination.

Under the DePodesta Termination Agreement, Mr. DePodesta executed a general release for the benefit of the Companies and their affiliates and agreed to certain confidentiality, non-solicitation (two years), non-competition (one year), and cooperation covenants and related contractual obligations. The Company and Mr. DePodesta also agreed to an arrangement for certain professional consultation services to be provided by Mr. DePodesta for up to a six-month period following termination. Under this arrangement, Mr. DePodesta was paid $66,973.

Compensation of Directors

Annual Cash Compensation. From the beginning of 2010 and through the third quarter 2010, the Company paid non-employee directors a quarterly fee of $7,500, reimbursed their expenses and paid a $2,500 supplement for each regular quarterly meeting attended.  In November 2010, the cash compensation structure for non-employee directors was revised.  Commencing in the fourth quarter 2010, the Company pays non-employee directors the following fees on a quarterly basis in arrears: an annual fee of $40,000 for each non-employee director; $20,000 annual retainer for the Lead Independent Director; $15,000 annual retainer for the Chair of the Audit Committee; $10,000 annual retainer for the Chair of the Compensation Committee; $7,500 annual retainer for the Chair of the Nominating and Governance Committee; and $5,000 annual retainer for each non-Chair committee membership.  Such amounts will be prorated for non-employee directors who are elected during the year .The Company also reimburses non-employee directors for their expenses under the revised cash compensation structure.

Stock-Based Compensation. In addition, on the date of the 2010 Annual Meeting of Stockholders, each non-employee director was granted a nonqualified stock option to purchase 10,000 shares of our common stock with an exercise price per share equal to the fair market value of a share of common stock on the date of grant vesting ratably in three installments commencing on the date of grant and on each of the first two anniversaries thereafter, such that 100% of the option will be vested and exercisable on the second anniversary of the grant date (subject to continued service as a non-employee director through each applicable vesting date).

In November 2010, the stock-based compensation structure for non-employee directors was revised.  Commencing with the 2011 Annual Meeting of Stockholders, unless otherwise provided by the Compensation Committee, immediately following each Annual Meeting of the Stockholders of Primus during the term of the Management Compensation Plan and for which equity is available under such plan, each non-employee director will be granted an award of 5,000 RSUs and a nonqualified stock option to purchase 10,000 shares of our common stock with an exercise price per share equal to the fair market value of a share of common stock on the date of grant. Each RSU award will vest in two equal installments on the first and second anniversary of the grant date (subject to continued service as a non-employee director through each applicable vesting date).  Each stock option so granted will vest and become exercisable ratably in three installments commencing on the date of grant and each of the first two anniversaries thereafter (subject to continued service as a non-employee director through each applicable vesting date). In the event a non-employee director is first elected to the Board other than at an Annual Meeting of Stockholders, the Compensation Committee shall grant to such newly elected director, as of the date of the election, pro rata annual director grants for the estimated service period until the next Annual Meeting of Stockholders. All other terms and conditions of the grants will be established by the Compensation Committee and set forth in the non-employee director’s award agreement.

In addition, in November 2010 in consideration of past services and as an incentive for future continued performance, Messrs. Subin and Scheiwe each received a one- time grant of 50,000 and 5,000 RSUs, respectively. Mr. Subin’s RSUs vest 50% on the date of grant, 25% on December 31, 2011 and 25% on December 31, 2012 (subject to continued service as a non-employee director through each applicable vesting date), and Mr. Scheiwe’s RSUs vest one-third on the date of grant, one- third on December 31, 2011 and one-third on December 31, 2012 (subject to continued service as a non-employee director through each applicable vesting date). Mr. Scheiwe was also granted a non-qualified stock option to purchase 10,000 shares of our common stock at an exercise price per share equal to the fair market value of a share of common stock on the date of grant vesting ratably in three installments commencing on the date of grant and each of the first two anniversaries thereafter (subject to continued service as a non-employee director through each applicable vesting date).

Outside Directors Compensation Table; Stock Ownership Guidelines

The following table provides compensation information for the year ended December 31, 2010 for each non-employee member of our Board of Directors:

Director	Fees Earned or Paid In Cash)	Stock Awards(1)	Option Awards(2)	Total
Steven D. Scheiwe (3)	26,250	49,000	37,470	112,720
Neil S. Subin (4)	50,625	490,000	28,428	569,053

Total	$76,875	539,000	65,898	$681,773

(1)
These amounts represent the aggregate grant date fair value of RSUs granted in 2010 computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 12 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(2)
These amounts represent the aggregate grant date fair value of stock option awards granted in 2010 computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 12 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(3)	At December 31, 2010, Mr. Scheiwe had 3,333 RSUs outstanding and 10,000 options of which 3,333 were vested and 6,667 were unvested.

(4)	At December 31, 2010, Mr. Subin had 25,000 RSUs outstanding and 10,000 options of which 3,333 were vested and 6,667 were unvested.

The Company’s Corporate Governance Guidelines provide that members of the Board of Directors are strongly encouraged to have equity ownership in the Company. In general, it is expected that within three (3) years after initial election or appointment to the Board of Directors, each member of the Board of Directors should own a minimum of $100,000 in common stock of the Company as of December 31st of such year (with such value to be determined as the higher of (i) the market value on December 31st of such year or (ii) the cost of the common stock at the time of purchase or vesting).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 15, 2011, the Company had 13,372,122 shares of its common stock outstanding. For purposes of this filing, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein.

The following table sets forth, as of April 15, 2011, certain information as to the beneficial ownership by each person listed below of shares of the common stock, including shares of common stock as to which a right to acquire beneficial ownership existed (for example, through the exercise of common stock options that are exercisable as of, and within 60 days from, April 15, 2011) within the meaning of Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, by: (i) each person or group who is known to the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each director, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person had, as of April 15, 2011, sole voting power and sole investment power with respect to the Company’s shares, subject to community property laws as applicable.

Name and Business Address of 5% Stockholders	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares of Common Stock (1)
Karen Singer, as Trustee to the Singer Children’s Management Trust (3)	1,673,606	12.5%
212 Vaccaro Drive
Cresskill, NJ 07626

Morgens, Waterfall, Vintiadis & Co., Inc. and its affiliates or affiliated funds (2)	800,000	6.0%
600 Fifth Avenue
27th Floor
New York, NY 10020

Raptor Capital Management, L.P. (4)	787,600	5.9%
50 Rowes Wharf, 6th Floor
Boston, MA 02110

K. Paul Singh (5)	202,428	1.5%

Peter D. Aquino (6)	167,833	1.2%

James C. Keeley	1,122	*

Mark Guirgis (7)	6,941	*

John F. DePodesta (8)	49,306	*

Thomas R. Kloster (9)	29,462	*

Steven D. Scheiwe (10)	5,000	*

John B. Spirtos (10)	28,333	*

Neil S. Subin (10)	28,333	*

All executive officers and directors as a group (8 people) (11)	247,637	1.8%

*	Less than 1% of the outstanding common stock.

(1)
Shares of common stock subject to options currently exercisable or which become exercisable on or prior to 60 days from April 15, 2011 (“Currently Exercisable Options”) are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Unless explicitly expressed as beneficially owned in a reporting person’s Schedule 13D or 13G filing, beneficial ownership information and percentages do not include outstanding Company warrants or contingent value rights, which were not exercisable on or prior to 60 days from April 15, 2011.

(2)
Based upon Schedule 13G Amendment No. 3 filed with the SEC on February 3, 2011 by the entity listed above and its affiliates, or affiliated funds, listed as follows: Phaeton International (BVI) Ltd.; Phoenix Partners, L.P.; and Edwin H. Morgens. Includes reported beneficial ownership of shares subject to warrants to purchase 215,973 shares of common stock of the Company.

(3)	Based upon Schedule 13D Amendment No. 1 filed with the SEC on March 9, 2011 by the entity listed above.

(4)	Based upon Schedule 13G filed with the SEC on July 19, 2010 by the persons listed above.

(5)	Includes 32,887 vested stock options.

(6)	Includes 109,667 shares of restricted stock subject to vesting and 3,333 vested stock options.

(7)	Includes 5,274 vested stock options.

(8)	Includes 2,484 vested stock options.

(9)	Includes 2,847 vested stock options.

(10)	Includes 3,333 vested stock options.

(11)	Includes 109,667 shares of restricted stock subject to vesting, 29,766 vested stock options and 530 stock options that vest within 60 days of April 15, 2011.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2010, which consists exclusively of the Management Compensation Plan.

Plan Category	Number of securities issued or to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,000,000	$11.34	981,683
Equity compensation plans not approved by security holders	—	—	—

Total	2,000,000	$11.34	981,683

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with our Corporate Governance Guidelines, our Board of Directors, in consultation with our Nominating and Governance Committee, will consider and approve any transaction deemed to be a related-person transaction.

The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

During the years ended December 31, 2009 and 2010, the Company had no reportable related-person transactions other than those described above.

Director Independence

Our common stock currently is traded on the OTC Bulletin Board. Accordingly, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors meet independence standards prescribed by such rules. For purposes of preparing the disclosures in this report regarding director independence, as required by SEC rules, we have used the definition of “independent director” and related independence standards set forth in the Nasdaq Rules. We have also adopted director independence standards, which our Board of Directors uses to determine if a particular director is independent.  The standards are available under the “Corporate Governance” section of our website, www.ptgi.com. Our Board of Directors has affirmatively determined that each of Messrs. Scheiwe and Subin is an independent director under the rules of the SEC and the Nasdaq Rules.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees paid by us to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (in thousands):

	2010	2009
Audit fees (a)	$1,667	$4,433
Audit-related fees	—	64
Tax fees (b)	440	596
All other fees (c)	532	40

Total	$2,639	$5,133

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

Pre-Approval Policy

The services performed by the independent registered public accounting firm in 2010 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 4, 2004 meeting, as amended at its February 9, 2005 meeting. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform.

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

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents were filed as part of the Annual Report on Form 10-K that was filed on March 25, 2011.

a) Financial Statements and Schedules

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

b) Exhibit listing

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

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

10.1
Primus Telecommunications Group, Incorporated Management Compensation Plan, As Amended (filed with the Original Filing; incorporated by reference to Exhibit 10.1 to Group’s Annual Report on Form 10-K, filed March 25, 2011, File No. 000-29092)

10.2
Form of Restricted Stock Unit Agreement between Grantee and Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 10.9 to Group’s Current Report on Form 8-K, filed July 1, 2009, File No. 000-29092)

10.3
Form of Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 10.10 to Group’s Current Report on Form 8-K, filed July 1, 2009, File No. 000-29092)

10.4
Form of Performance Nonqualified Stock Option Agreement between Grantee and Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 10.11 to Group’s Current Report on Form 8-K, filed July 1, 2009, File No. 000-29092)

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

12.1	Ratio of Earnings to Fixed Charges (filed with the Original Filing; incorporated by reference to Exhibit 12.1 to Group’s Annual Report on Form 10-K, filed March 25, 2011, File No. 000-29092)

21.1	Subsidiaries of the Registrant (filed with the Original Filing; incorporated by reference to Exhibit 21.1 to Group’s Annual Report on Form 10-K, filed March 25, 2011, File No. 000-29092)

23.1
Consent of Independent Registered Public Accounting Firm (filed with the Original Filing; incorporated by reference to Exhibit 23.1 to Group’s Annual Report on Form 10-K, filed March 25, 2011, File No. 000-29092)

31.1*	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Original Filing; incorporated by reference to Exhibit 32 to Group’s Annual Report on Form 10-K, filed March 25, 2011, File No. 000-29092)

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2011.

Primus Telecommunications Group, Incorporated

By:	/s/ Peter D. Aquino
Peter D. Aquino Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James C. Keeley
James C. Keeley Acting Chief Financial Officer and Treasurer, (Principal Financial Officer)