Form 10-Q
period 2011-03-31
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2011-05-20
CIK 1006837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2011
Common Stock $0.001 par value	13,373,744

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

INDEX TO FORM 10-Q

i

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
NET REVENUE	$223,723	$193,017
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	152,256	121,991
Selling, general and administrative	53,952	50,118
Depreciation and amortization	15,121	17,869
(Gain) loss on sale or disposal of assets	53	10
Goodwill impairment	14,679	—
Total operating expenses	236,061	189,988
INCOME (LOSS) FROM OPERATIONS	(12,338)	3,029
INTEREST EXPENSE	(8,693)	(9,326)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(50)	(44)
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(4,384)	(2,043)
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	(55)	210
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	4,048	5,829
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(21,472)	(2,345)
REORGANIZATION ITEMS, net	—	1
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(21,472)	(2,344)
INCOME TAX BENEFIT (EXPENSE)	830	2,170
INCOME (LOSS) FROM CONTINUING OPERATIONS	(20,642)	(174)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	20	(689)
NET INCOME (LOSS)	(20,622)	(863)
Less: Net (income) loss attributable to the noncontrolling interest	1,367	(136)
NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(19,255)	$(999)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	$(1.73)	$(0.03)
Income (loss) from discontinued operations	—	(0.07)
Net income (loss) attributable to Primus Telecommunications Group, Incorporated	$(1.73)	$(0.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	11,148	9,645
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(19,275)	$(310)
Income (loss) from discontinued operations	20	(689)
Net income (loss)	$(19,255)	$(999)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,665	$41,534
Accounts receivable (net of allowance for doubtful accounts receivable of $10,675 and $6,854)	90,719	76,828
Prepaid expenses and other current assets	20,667	19,439
Total current assets	177,051	137,801
RESTRICTED CASH	12,308	12,117
PROPERTY AND EQUIPMENT – Net	157,519	138,488
GOODWILL	71,208	63,731
OTHER INTANGIBLE ASSETS – Net	149,216	147,749
OTHER ASSETS	18,893	14,573
TOTAL ASSETS	$586,195	$514,459
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$54,533	$36,942
Accrued interconnection costs	30,982	29,571
Deferred revenue	13,193	12,891
Accrued expenses and other current liabilities	52,666	46,491
Accrued income taxes	7,318	7,678
Accrued interest	10,464	2,152
Current portion of long-term obligations	1,172	1,143
Total current liabilities	170,328	136,868
LONG-TERM OBLIGATIONS	242,680	242,748
DEFERRED TAX LIABILITY	32,077	32,208
CONTINGENT VALUE RIGHTS	23,482	19,098
OTHER LIABILITIES	3,042	503
Total liabilities	471,609	431,425
COMMITMENTS AND CONTINGENCIES (See Note 6.)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value – 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value – 80,000,000 shares authorized; 13,356,164 and 9,801,463 shares issued and outstanding	13	10
Additional paid-in capital	137,969	86,984
Accumulated earnings (deficit)	(31,610)	(12,355)
Accumulated other comprehensive income (loss)	5,838	4,751
Total stockholders’ equity before noncontrolling interest	112,210	79,390
Noncontrolling interest	2,376	3,644
Total stockholders’ equity	114,586	83,034
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$586,195	$514,459

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,622)	$(863)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	—	(1)
Provision for doubtful accounts receivable	2,251	1,834
Share based compensation expense	1,082	87
Depreciation and amortization	15,124	19,048
(Gain) loss on sale or disposal of assets	53	10
Goodwill impairment	14,679	—
Accretion (amortization) of debt premium/discount, net	50	44
Change in fair value of Contingent Value Rights	4,384	2,043
Deferred income taxes	(406)	(2,303)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(4,072)	(5,854)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	1,093	2,689
(Increase) decrease in prepaid expenses and other current assets	437	(689)
(Increase) decrease in other assets	(2,068)	148
Increase (decrease) in accounts payable	(1,554)	(2,881)
Increase (decrease) in accrued interconnection costs	762	865
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(2,946)	(4,993)
Increase (decrease) in accrued income taxes	(570)	(83)
Increase (decrease) in accrued interest	8,283	8,633
Net cash provided by (used in) operating activities before cash reorganization items	15,960	17,734
Cash effect of reorganization items	—	(137)
Net cash provided by (used in) operating activities	15,960	17,597
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,373)	(4,913)
Sale of property and equipment and intangible assets	—	26
Cash acquired from business acquisition, net of cash paid	10,000	—
Sales (purchase) of marketable securities	4,087	—
(Increase) decrease in restricted cash	(200)	(51)
Net cash provided by (used in) investing activities	7,514	(4,938)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(276)	(3,389)
Proceeds from sale of common stock	242	—
Net cash provided by (used in) financing activities	(34)	(3,389)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	691	271
NET CHANGE IN CASH AND CASH EQUIVALENTS	24,131	9,541
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,534	42,538
CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,665	$52,079
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$461	$723
Cash paid for taxes	$84	$236
Non-cash investing and financing activities:
Capital lease additions	$—	$19
Accrued deferred financing costs	$—	$513
Acquisition purchase consideration recorded in working-capital and long-term liabilities	$2,804	$—
Business acquisition purchased with Company common stock	$50,609	$—

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
NET INCOME (LOSS)	$(20,622)	$(863)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,186	(198)
COMPREHENSIVE INCOME (LOSS)	(19,436)	(1,061)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	1,268	(246)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(18,168)	$(1,307)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The results for all periods presented in this quarterly Form 10-Q reflect the activities of certain operations as discontinued operations (see Note 11 — “Discontinued Operations”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

2. ACQUISITIONS

Arbinet Corporation Acquisition

On February 28, 2011, the Company completed its previously announced acquisition of Arbinet Corporation, a Delaware corporation (“Arbinet”). Arbinet Corporation is a provider of wholesale telecom exchange services to carriers and the Company purchased Arbinet to supplement its existing International Carrier Services operations. Pursuant to the terms of the Agreement and Plan of Merger dated as of November 10, 2010, as amended by Amendment No. 1 dated December 14, 2010, by and among Primus, PTG Investments, Inc., a Delaware corporation and a wholly-owned subsidiary of Primus (“Merger Sub”), and Arbinet Merger Sub merged with and into Arbinet with Arbinet surviving the merger as a wholly-owned subsidiary of Primus.

Upon the closing of the merger, each share of Arbinet common stock was cancelled and converted into the right to receive 0.5817 shares of Primus common stock. Arbinet stockholders received cash in lieu of any fractional shares of Primus common stock that they were otherwise entitled to receive in the merger. In connection with the merger, Primus issued 3,232,812 shares of its common stock to former Arbinet stockholders in exchange for their shares of Arbinet common stock, and reserved for issuance approximately 95,000 additional shares of its common stock in connection with its assumption of Arbinet’s outstanding options, warrants, stock appreciation rights and restricted stock units.

The components of the consideration transferred follow (in thousands):

Consideration attributable to stock issued(1)	$50,432
Consideration attributable to earned replaced equity awards(2)	177
Total consideration transferred	$50,609

(1)	The fair value of the Company’s common stock on the acquisition date was $15.60 per share based on the closing value of its common stock traded on the over-the-counter bulletin board. The Company issued 3,232,812 shares of stock to effect this merger.
(2)	The portion of the acquisition fair value of Arbinet converted stock-based awards attributable to pre-merger employee service was part of consideration. At the merger closing 50% of the unvested and outstanding Arbinet awards vested. The portion of the fair value-based measure of the replaced awards assigned to past services (including those for which vesting accelerated at the merger closing and those that were already vested at the date of the merger closing) was included in the consideration transferred.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Preliminary Recording of Assets Acquired and Liabilities Assumed

The transaction was accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date.

Estimates of fair value included in the financial statements, in conformity with ASC No. 820, represent the Company’s best estimates and valuations developed with the assistance of independent appraisers and, where the following have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with ASC No. 805, the allocation of the consideration value is subject to additional adjustment until the Company has completed its analysis, but not to exceed one year after the date of acquisition, which was February 28, 2011, to provide the Company with the time to complete the valuation of its assets and liabilities.

The following table summarizes the assets acquired and liabilities assumed (in thousands):

Cash & cash equivalents	$12,415
Marketable securities	4,044
Accounts receivable	16,205
Other current assets	1,309
Property, plant and equipment(1)	20,233
Intercompany receivable	309
Goodwill(3)	19,360
Customer list(2)	900
Other intangible assets	700
Other assets	1,738
Total assets acquired	$77,213
Trade payables	$18,280
Accrued interconnection costs	143
Accrued liabilities	2,312
Other current liabilities	3,182
Current portion of long-term obligations	68
Long-term obligations	99
Other long-term liabilities	2,520
Total liabilities assumed	$26,604
Net assets acquired	$50,609

(1)	Property, plant and equipment were measured primarily using an income approach. The fair value measurements of the assets were based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The significant inputs included Arbinet resources, assumed future revenue profiles, weighted average cost of capital of 13.0 percent, gross margin at 7.2 percent and assumptions on the timing and amount of future development and operating costs. The property, plant and equipment additions were segmented as part of a new stand-alone reporting unit which will be aggregated with International Carrier Services when integration activities are substantially complete.
(2)	Identifiable intangible assets and other assets were measured using a combination of an income approach and a market approach (Level 3). Identifiable intangible assets subject to amortization, the customer list, will be amortized over 15 years.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits, primarily as a result of expected synergies expected from the combination, arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized as part of a new stand-alone reporting unit which will be aggregated with International Carrier Services when integration activities are substantially complete. Goodwill is not amortized and is not deductible for tax purposes.

Arbinet Results and Pro Forma Impact of Merger

The following table presents revenues for Arbinet for the periods presented (in thousands):

	Three Months Ended March 31, 2011	Acquisition Date Through March 31, 2011
Net revenue	$79,867	$26,780

Transaction-related costs were expensed as incurred except for $0.9 million of costs incurred to issue common stock to effect the merger which were recorded as an offset to additional paid in capital. The Company incurred $1.6 million in transaction costs related to the merger. The transaction-related costs recognized in the line item “selling, general, and administrative expenses,” in the condensed consolidated statement of operations during the quarter ended March 31, 2011 were $0.2 million. The fair value of the total consideration paid for the assets acquired and liabilities assumed increased significantly from the date of the merger agreement, November 10, 2010, to the closing date February 28, 2011. This event triggered the Company to perform a Step 1 impairment test as related to the goodwill which arose from this acquisition. See Note 4 — “Goodwill and Other Intangible Assets,” for more details on the testing. The results of the Step 1 and Step 2 tests required the Company to recognize $14.7 million of impairment expense. The following table presents pro forma information for the Company as if the merger of Arbinet had occurred at the beginning of each period presented (in thousands, except for per share amounts):

	Three months ended March 31,
	2011	2010
Net revenue	$275,885	$277,870
Net income (loss) attributable to continuing operations for Primus	$18,012	$(5,250)
Net income (loss) attributable to discontinued operations for Primus	$20	$(689)
Income (loss) per common share for continuing operations net of tax	$1.62	$(0.54)
Income (loss) per common share for discontinued operations	$—	$(0.07)

The historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the merger and factually supportable. The unaudited pro forma consolidated results are not necessarily indicative of what the consolidated results of operations actually would have been had we completed the merger on January 1, 2011 or January 1, 2010. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

Incentive Program

Under the terms of the merger agreement, outstanding Arbinet stock-based awards were converted into Primus stock-based awards based on the merger exchange ratio. The converted Arbinet awards, granted under Arbinet’s 1997 and 2004 Stock Incentive Plans, include restricted stock awards, stock options, stock appreciation rights and restricted stock units. The grant date for the converted Arbinet awards is considered to be the effective date of the merger for purposes of calculating fair value. The maximum term of the Arbinet awards is ten years. No additional awards will be issued under either Arbinet plan.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unlimitel Inc. and HMNET Technologies, Inc. Acquisitions

During the first quarter of 2011 one of the Company’s Canadian subsidiaries completed the acquisition of the customer base and fixed assets of Unlimitel Inc. (“Unlimitel”) and HMNet Technologies Inc. (“HMNet”), commercial VoIP providers. The total consideration transferred to complete the acquisitions was approximately $3.1 million. The cash payments associated with the acquisition are as follows: $1.0 million was paid upon closing, $0.3 million was paid during the second quarter of 2011, $1.4 million is payable upon the one-year anniversary of the closing date, and $0.4 million is payable upon the two-year anniversary of the closing date.

The table below sets forth the final Unlimitel and HMNet purchase price allocation (in thousands). The purchase price allocation resulted in goodwill of $1.9 million. The valuation of intangible assets was evaluated using Level 3 inputs.

As of March 31, 2011
Cash and cash equivalents	$331
Property and equipment	136
Identifiable intangible asset:
Customer relationships	1,229
Goodwill	1,842
Other assets and liabilities, net	(119)
Deferred income tax	(318)
Allocation of purchase consideration	$3,101

The customer relationships above are subject to amortization and have a useful life of five years. The useful life of the customer relationships was estimated at the time of the acquisition based on the period of time from which the Company expects to derive benefits from the customer relationships. The identifiable intangible assets are amortized using the pattern of benefits method, which results in accelerated amortization in the early periods of the useful life.

Goodwill from our Unlimitel and HMNet acquisitions is a result of the value of acquired employees along with the expected synergies from the combination of Unlimitel Inc. and HMNet Technologies Inc., and our operations. Goodwill resulting from the acquisition of Unlimitel Inc. and HMNet Technologies Inc., is not deductible for tax purposes.

Hyperlink Australia Pty Ltd. Acquisition

During the first quarter of 2011 one of the Company’s Australian subsidiaries completed the acquisition of the customer relationships and fixed assets of Hyperlink Australia Pty Ltd. (“Hyperlink”), a managed data center services provider. The total consideration transferred to complete the acquisition of Hyperlink totaled $1.5 million which included routine working capital adjustments.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below sets forth the final Hyperlink purchase price allocation (in thousands). The fair value of the property and equipment were determined based on Level 3 inputs. The valuation of intangible assets was evaluated using Level 3 inputs.

As of March 31, 2011
Property and equipment	$128
Identifiable intangible assets:
Customer relationships	1,467
Other assets and liabilities, net	(69)
Allocation of purchase consideration	$1,526

The customer relationships above are subject to amortization and have a useful life of three years. The useful life of the customer relationships was estimated at the time of the acquisition based on the period of time from which the Company expects to derive benefits from the customer relationships. The identifiable intangible assets are amortized using the pattern of benefits method, which results in accelerated amortization in the early periods of the useful life.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 45.6% of Globility Communications Corporations (GCC) through direct and indirect ownership structures. The results of GCC and its subsidiary are consolidated with the Company’s results based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810 “Consolidation.” All intercompany profits, transactions and balances have been eliminated in consolidation.

ASC No. 810 changed the presentation of outstanding noncontrolling interests in one or more subsidiaries or the deconsolidation of those subsidiaries. Reconciliations at the beginning and the end of the period of the total equity, equity attributable to the Company and equity attributable to the noncontrolling interest for the three months ended March 31, 2011 and three months ended March 31, 2010 are as follows (in thousands):

			For the Three Months Ended March 31, 2011
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock			Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
	Total	Comprehensive Loss	Shares	Amount	Additional Paid-In Capital
Balance as of December 31, 2010	$83,034		9,801	$10	$86,984	$(12,355)	$4,751	$3,644
Share based compensation expense	1,082		—	—	1,082	—	—	—
Common shares issued in connection with the Management Compensation Plan, as Amended	222		322	—	222	—	—	—
Transaction costs of merger	(925)		—	—	(925)	—	—	—
Stock consideration issued for merger	50,609		3,233	3	50,606	—	—	—
Comprehensive Income (Loss)
Net income (loss)	(20,622)	$(20,622)	—	—	—	(19,255)	—	(1,367)
Other comprehensive income (loss)	1,186	1,186	—	—	—	—	1,087	99
Comprehensive Income (Loss)	(19,436)	$(19,436)
Balance as of March 31, 2011	$114,586		13,356	$13	$137,969	$(31,610)	$5,838	$2,376

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			For the Three Months Ended March 31, 2010
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock			Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
	Total	Comprehensive Loss	Shares	Amount	Additional Paid-In Capital
Balance as of December 31, 2009	$99,909		9,600	$10	$85,533	$6,732	$4,064	$3,570
Share based compensation expense	87		—	—	87	—	—	—
Common shares issued in connection with the Management Compensation Plan, as Amended	(344)		143	—	(344)	—	—	—
Comprehensive Income (Loss)			—	—	—	—	—	—
Net income (loss)	(863)	$(863)	—	—	—	(999)	—	136
Other comprehensive income (loss)	(198)	(198)	—	—	—	—	(308)	110
Comprehensive Income (Loss)	(1,061)	$(1,061)
Balance as of March 31, 2010	$98,591		9,743	$10	$85,276	$5,733	$3,756	$3,816

Discontinued Operations — During 2010 the Company classified its European retail operations as discontinued operations. The Company has applied retrospective adjustments to the three months ended March 31, 2010 to reflect the effects of the discontinued operations that occurred subsequent to March 31, 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. See Note 11 — “Discontinued Operations,” for further information.

Property and Equipment — Property and equipment are recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. The estimated useful lives of property and equipment are as follows: network equipment — 5 to 8 years, fiber optic and submarine cable — 8 to 25 years, furniture and equipment — 5 years, and leasehold improvements and leased equipment — shorter of lease or useful life. Costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

Business Combinations.  The Company is required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain of the intangible assets and subsequently assessing the realizability of such assets include, but are not limited to, future expected cash flows from the revenues, customer contracts and discount rates. Management’s estimates of fair value are based on assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions and subsequent assessment of impairment of the assets may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill and Other Intangible Assets — Under ASC No. 350 (“ASC 350”), “Intangibles — Goodwill and Other,” goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their useful lives and are subject to the provisions of ASC No. 360, “Property, Plant and Equipment.”

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill impairment is tested at least annually (October 1 for the Company) or when factors indicate potential impairment using a two-step process that begins with an estimation of the fair value of each reporting unit. Step 1 is a screen for potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimated fair value of each reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a Step 2 test is required.

Step 2 measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined, that is through an allocation of the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Our reporting units are the same as our operating segments, except as discussed in Note 4 related to Arbinet, as each segment’s components have been aggregated and deemed a single reporting unit because they have similar economic characteristics. Each component is similar in that they each provide telecommunications services for which all of the resources and costs are drawn from the same pool, and are evaluated using the same business factors by management.

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

Derivative Instruments — Pursuant to the terms of the Company’s 2009 bankruptcy reorganization (the “Reorganization Plan”), the Company issued to former holders of the Company’s common stock prior to the effectiveness of the Reorganization Plan contingent value rights (CVRs) to receive up to an aggregate of 2,665,000 shares (the “CVR Shares”) of Primus Common Stock. In connection with the issuance of the CVRs, the Company entered into a Contingent Value Rights Distribution Agreement (the “CVR Agreement”), in favor of holders of CVRs thereunder, dated as of the as of July 1, 2009.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Due to the nature of the CVRs, the Company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging,” as well as related interpretations of this standard. The Company determined these CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company estimated the fair value of its CVRs using a Black-Scholes pricing model and consequently recorded a liability of $2.6 million in the balance sheet caption “other liabilities” as part of fresh-start accounting. The change in value is reflected in the condensed consolidated statements of operations as gain (loss) from contingent value rights valuation. The Company’s estimates of fair value of its CVRs are correlated to and reflective of the Company’s common stock price trends; in general, as the value of the Company’s common stock increases, the estimated fair value of the CVRs also increases and, as a result, the Company recognizes a change in value of its CVRs as loss from contingent value rights valuation. Conversely and also in general, as the value of the Company’s common stock decreases, the estimated fair value of the CVRs also decreases and as a result the Company would recognize a change in value of the CVRs as gain from contingent value rights valuation. See Note 9 — “Fair Value of Financial Instruments and Derivatives”.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of derivatives, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of the Company’s stock options required by ASC No. 718, Income Taxes and various tax contingencies.

Estimates of fair value represent the Company’s best estimates developed with the assistance of independent appraisals or various valuation techniques including Black-Scholes and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Any adjustments to the recorded fair values of these assets and liabilities, as related to business combinations, may impact the amount of recorded goodwill.

Reclassification — Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of our discontinued operations.

Newly Adopted Accounting Principles

In January 2010, an update was issued to the Fair Value Measurements and Disclosures Topic, ASC 820, Fair Value Measurements, which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for the Company on January 1, 2010, except for Level 3 reconciliation disclosures which went into effect on January 1, 2011. On January 1, 2011 the Company adopted this update and did not have a material impact on the disclosures to the condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2010, an update was made to the Intangibles — Goodwill and Other Topic, ASC 350, ASU 2010-28, “Goodwill Impairment Testing in Reporting Units with a zero or negative carrying amount” which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update became effective for us on January 1, 2011. We do not foresee this accounting update having a material effect on our consolidated financial statements in future periods, although that could change.

On February 28, 2011, the Company adopted changes to the disclosure of pro forma information for business combinations ASU 2010-29, “Business Combinations — Disclosure of Supplementary Pro-Forma Information”, issued by the FASB. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination, that occurred during the current year, had occurred as of the beginning of the comparable prior annual reporting period only. For the Company, this would be as of January 1, 2010, see Note 2 — “Acquisitions.” Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings, if any. The adoption of these changes had no impact on our consolidated financial statements.

New Accounting Pronouncements

On January 1, 2011, the Company prospectively adopted the Financial Accounting Standards Board (FASB) update to revenue recognition for multiple-deliverable arrangements. The update requires the establishment of a selling price hierarchy for determining the selling price of a deliverable. The hierarchy is: vendor specific objective evidence if available, third party evidence if vendor-specific objective evidence is not available or estimated selling price if neither of the aforementioned are available. The residual method of revenue allocation is no longer permissible. We believe that this accounting standard update will not change our units of accounting for bundled arrangements, or the allocation of our products and services. We do not foresee this accounting update having a material effect on our consolidated financials in future periods, although that could change.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test, a two-step test, annually and more frequently when negative conditions or a triggering event arise.

On February 28, 2011 the Company acquired Arbinet for stock consideration of $50.6 million in a stock for stock transaction. See Note 2 — “Acquisitions.” Because the Company’s stock price rose significantly between the signing of the merger agreement on November 10, 2010 and the close of the merger on February 28, 2011 from a closing price of $9.57 per share to $15.60 per share, the fixed-share consideration fair value also rose. Because Arbinet’s enterprise value may not have increased within similar levels over that time period, the Company determined that a goodwill impairment assessment was immediately necessary post-merger. On the day of the merger, Arbinet was a stand-alone business with its own cash flows and management structure, and the Company evaluated it as a separate reporting unit. The Company determined the preliminary enterprise value of Arbinet to be $36.2 million, which was less than the carrying value of $50.6 million. For Step 2 of the testing, the fair value of the assets acquired and liabilities assumed was deemed to be equal to that which was used for the purchase price allocation. Based on an enterprise value of

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$36.2 million and the fair value of the assets acquired and liabilities assumed at purchase, the company calculated $4.7 million of implied goodwill. Because the carrying value of goodwill was greater than the implied goodwill, $14.7 million was recorded as goodwill impairment expense.

The intangible assets not subject to amortization consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Trade names	$76,900	$76,200
Goodwill	$71,208	$63,731

The changes in the carrying amount of trade names and goodwill by reporting unit for the three months ended March 31, 2011 are as follows (in thousands):

Goodwill

	United States	Canada	Australia	Brazil	Total
Balance as of December 31, 2010	$29,960	$31,775	$1,950	$46	$63,731
Effect of change in foreign currency exchange rates	—	924	29	1	954
Acquisition of business	19,360	1,842	—	—	21,202
Accumulated impairment loss	(14,679)	—	—	—	(14,679)
Balance as of March 31, 2011	$34,641	$34,541	$1,979	$47	$71,208

Trade Names

	United States	Canada	Australia	Europe	Brazil	Total
Balance as of December 31, 2010	$76,200	$—	$—	$—	$—	$76,200
Acquisition of business	700	—	—	—	—	700
Balance as of March 31, 2011	$76,900	$—	$—	$—	$—	$76,900

Intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$4,093	$(611)	$3,482	$4,083	$(593)	$3,490
Customer relationships	110,979	(42,145)	68,834	104,553	(36,494)	68,059
Total	$115,072	$(42,756)	$72,316	$108,636	$(37,087)	$71,549

Amortization expense for trade names and customer relationships for the three months ended March 31, 2011 and 2010 was $4.7 million and $5.4 million, respectively.

The Company expects amortization expense for trade names and customer relationships for the remainder of 2011, the years ended December 31, 2012, 2013, 2014, 2015, and thereafter to be approximately $15.2 million, $13.7 million, $10.1 million, $7.2 million, $5.5 million and $20.6 million, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Obligations under capital leases and other	$1,597	$1,667
Senior Secured Notes	130,000	130,000
Senior Subordinated Secured Notes	114,015	114,015
Subtotal	$245,612	$245,682
Original issue discount on Senior Secured Notes	(1,760)	(1,791)
Subtotal	$243,852	$243,891
Less: Current portion of long-term obligations	(1,172)	(1,143)
Total long-term obligations	$242,680	$242,748

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of March 31, 2011 as follows:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes	14¼% Senior Subordinated Secured Notes	Total
2011 (as of March 31, 2011)	$1,012	$16,900	$16,247	$34,159
2012	432	16,900	16,247	33,579
2013	216	16,900	122,139	139,255
2014	20	16,900	—	16,920
2015	—	16,900	—	16,900
Thereafter	—	146,947	—	146,947
Total minimum principal & interest payments	1,680	231,447	154,633	387,760
Less: Amount representing interest	(83)	(101,447)	(40,618)	(142,148)
Total long-term obligations	$1,597	$130,000	$114,015	$245,612

6. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and other purchase obligations and non-cancellable operating leases as of March 31, 2011 are as follows (in thousands):

Year Ending December 31,	Capital Leases and Other	Purchase Obligations	Operating Leases
2011 (as of March 31, 2011)	$1,012	$25,558	$14,612
2012	432	8,138	17,469
2013	216	3,162	14,271
2014	20	1,162	10,019
2015	—	54	7,942
Thereafter	—	—	19,835
Total minimum lease payments	1,680	38,074	84,148
Less: amount representing interest	(83)	—	—
	$1,597	$38,074	$84,148

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made purchases under purchase commitments of $8.6 million and $7.0 million for the three months ended March 31, 2011 and 2010, respectively.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s rent expense under operating leases was $4.2 million and $3.8 million for the three month’s ended March 31, 2011 and 2010, respectively.

Litigation

Legal Proceedings

The Company and its subsidiaries are subject to claims and legal proceedings that arise in the ordinary course of business. Each of these matters is inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorable to the Company or its subsidiary or that the resolution of such matter will not have a material adverse effect upon the Company’s business, consolidated financial position, results of operations or cash flow. The Company does not believe that any of these pending claims and legal proceedings will have a material adverse effect on its business, consolidated financial position, results of operations or cash flow.

7. SHARE BASED COMPENSATION

The Company follows guidance which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The guidance generally requires that such transactions be accounted for using a fair-value based method and share based compensation expense be recorded, based on the grant date fair value, estimated in accordance with the guidance, for all new and unvested stock awards that are ultimately expected to vest as the requisite service is rendered.

The Company typically issues new shares of common stock upon the exercise of stock options, as opposed to using treasury shares.

The Company uses a Black-Scholes option valuation model to determine the fair value of share-based compensation under the accounting guidance. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the award vesting period and is based on the Company’s historical experience. Expected volatilities are based on historical realized volatility of the stock of the Company and guideline companies. The risk-free interest rate is approximated using rates available on U.S. Treasury securities in effect at the time of grant with a remaining term similar to the award’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

No options were granted during the three months ended March 31, 2011 and 2010. The fair value of each option grant would have been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Three Months Ended March 31,
	2011	2010
Expected option lives	4 Years	4 Years
Risk-free interest rates	3.1%	2.0%
Expected volatility	52%	42%
Dividend yield	0.0%	0.0%

Total share-based compensation expense recognized by the Company in the three months ended March 31, 2011 and 2010 was, $1.1 million and $0.1 million, respectively. Most of the Company’s stock options vest ratably during the vesting period. The Company recognizes compensation expense for options using the straight-line basis, reduced by estimated forfeitures.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Management Compensation Plan, as Amended provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other share-based or cash-based performance awards (collectively, “awards”).

At the closing of the acquisition of Arbinet on February 28, 2011, the Company reserved approximately 95,000 additional shares of its common stock for issuance in connection with its assumption of Arbinet’s outstanding options, warrants, stock appreciation rights and restricted stock units. As of March 31, 2011, 208 shares were reserved for warrants to purchase common stock. These warrants are exercisable at $34.32 per share and will expire in 2012. Also as of March 31, 2011, there were 8,330 RSUs outstanding from the amounts originally assumed by Primus.

Restricted Stock Units (RSUs)

On March 11, 2011, the Company granted 28,891 RSU’s at a market price of $14.73. Under the terms of the award, the RSUs would vest in thirds beginning immediately, then on December 31, 2011, and lastly on December 31, 2012. As of March 31, 2011, the Company had 0.3 million unvested RSU’s outstanding of which $1.9 million of compensation expense is expected to be recognized over the weighted average remaining period of 1.28 years. The number of unvested RSU’s expected to vest is 0.3 million.

Stock Options and Stock Appreciation Rights

A summary of the Company’s stock option and stock appreciation rights activity during the three months ended March 31, 2011 is as follows:

	Three Months Ended March 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding – December 31, 2010	185,300	$11.34
Granted	—	$—
Exercised	(29,761)	$12.20
Forfeitures	—	$—
Arbinet merger	87,195	$14.99
Outstanding – March 31, 2011	242,734	$12.54
Eligible for exercise	185,675	$13.08

The following table summarizes information about the Company’s stock options and stock appreciation rights outstanding at March 31, 2011:

	Options Outstanding				Options Exercisable
Range of Option Prices	Total Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value	Total Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Intrinsic Value
$7.60 to $ 12.22	156,091	8.55	$11.18	$532,736	113,805	8.39	$11.74	$323,979
$1.03 to $127.83	86,643	7.60	$15.01	$97,435	71,870	7.38	$15.19	$89,924
Total	242,734	8.21	$12.54	$630,171	185,675	8.00	$13.08	$413,903

As of March 31, 2011, the Company had 0.1 million unvested awards outstanding of which $0.2 million of compensation expense is expected to be recognized over the weighted average remaining period of 1.42 years. The number of unvested awards expected to vest is 0.1 million shares, with a weighted average remaining life of 8.61 years, a weighted average exercise price of $12.32, and an intrinsic value of $0.4 million.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. INCOME TAXES

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
United States Federal	2002 – 2010
Australia	2002 – 2010
Canada	2004 – 2010
United Kingdom	2004 – 2010
Netherlands	2007 – 2010

The Company is currently under examination in Canada and certain other non-material foreign tax jurisdictions not listed above, none of which are individually material.

The Company adopted the provisions of ASC No. 740, “Income Taxes,” on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three months ended March 31, 2011, the Company recorded $0.1 million of penalties and interest. As of March 31, 2011, the gross unrecognized tax benefit on the balance sheet was $88.4 million.

Pursuant to Section 382 of the Internal Revenue Code, the Company believes that it underwent an ownership change for tax purposes on February 28, 2011, the Arbinet acquisition date. This conclusion is based on the Schedule 13D and Schedule 13G filings concerning Company securities, as filed with the United States Securities and Exchange Commission. A previous ownership change took place on July 1, 2009, as a result of the emergence from bankruptcy under the Reorganization Plan. As a result, the use of the Company’s net operating losses will be subject to an annual limitation under IRC Sec. 382 of approximately $1.6 million.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s 13% Senior Secured Notes and 14¼% Senior Subordinated Secured Notes, based on quoted market prices, was $247.8 million at December 31, 2010.

See table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

	March 31, 2011	Fair Value as of March 31, 2011, using:
		Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	23,483	—	23,483	—
Total	$23,483	—	$23,483	—

	December 31, 2010	Fair Value as of December 31, 2010, using:
		Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVR)	$19,098	—	$19,098	—
Total	$19,098	—	$19,098	—

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our condensed consolidated statements of operation. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model. During the three months ended March 31, 2011, $4.4 million of expense was recognized as a result of marking the CVRs to their fair value. During the three months ended March 31, 2010, $2.0 million of expense was recognized as a result of marking the CVRs to their fair value.

10. OPERATING SEGMENT AND RELATED INFORMATION

The Company has six reportable operating segments based on management’s organization of the enterprise — United States, Canada, Europe, Australia, Brazil and the International Carrier Services (“ICS”) business from the United States and Europe, which is managed as a separate global segment, into which Arbinet will be integrated. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Corporate assets, capital expenditures and property and equipment are included in the United States segment, while corporate expenses are presented separately in income (loss) from operations. The assets of the ICS business are indistinguishable from the respective geographic segments. Therefore, any reporting related to the ICS business for assets, capital expenditures or other balance sheet items is impractical.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summary information with respect to the Company’s operating segments is as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net Revenue by Geographic Region
United States	$39,550	$27,380
Canada	60,836	57,476
Australia	71,926	69,898
Europe	44,640	32,993
Brazil	6,771	5,270
Total	$223,723	$193,017
Net Revenue by Segment
United States	$11,183	$13,866
Canada	60,836	57,476
Australia	71,910	69,898
International Carrier Services	73,023	46,507
Brazil	6,771	5,270
Total	$223,723	$193,017
Provision for Doubtful Accounts Receivable
United States	$486	$531
Canada	813	845
Australia	697	737
International Carrier Services	166	(490)
Brazil	107	83
Total	$2,269	$1,706
Income (Loss) from Operations
United States	$415	$(791)
Canada	4,527	2,942
Australia	3,719	3,794
International Carrier Services	(16,577)	851
Brazil	325	322
Total From Operating Segments	(7,591)	7,118
Corporate	(4,747)	(4,089)
Total	$(12,338)	$3,029
Capital Expenditures
United States	$232	$191
Canada	2,589	2,225
Europe	—	83
Australia	3,052	2,274
International Carrier Services	276	—
Brazil	224	140
Total	$6,373	$4,913

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2011	December 31, 2010
Property and Equipment – Net
United States	$24,429	$8,039
Canada	56,796	56,476
Europe	3,764	1,650
Australia	70,413	70,357
Brazil	2,117	1,966
Total	$157,519	$138,488

	March 31, 2011	December 31, 2010
Assets
United States	$160,630	$107,298
Canada	210,778	206,310
Europe	57,067	52,278
Australia	146,015	137,717
Brazil	11,705	10,856
Total	$586,195	$514,459

The Company offers four main products — retail voice, ICS, Data/Internet and retail VoIP. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Retail voice	$91,708	$90,933
International carrier services	73,023	46,507
Data/Internet	50,901	46,863
Retail VoIP	8,091	8,714
Total	$223,723	$193,017

11. DISCONTINUED OPERATIONS

In the second quarter 2010, the Company sold certain assets of its Spain retail operations. The sale price was $0.3 million. The Company recorded a $0.2 million gain from sale of these retail operations during the second quarter 2010.

During the third quarter 2010, the Company committed to dispose of and began actively soliciting the disposition of its Europe segment, also known as the Company’s remaining European retail operations. The Company sold its Belgian operations, to Webcetra BVBA, for a sale price of approximately $1.3 million during the third quarter and as a result, recorded a $40 thousand gain from the sale. In October 2010 the Company completed the sale of its United Kingdom retail operations customer base and certain of its assets to NewCall Telecom Ltd., for a sale price of approximately $6.8 million including a note receivable of $2.1 million, and completed the sale of its Italian retail operations customer base for approximately $0.2 million; as a result the Company recorded gain of $2.4 million and loss of $0.3 million, respectively, from the sale of these assets. The Company sold its operations located in France, to AFone, during December 2010 for a sale price of approximately $4.0 million. In addition, AFone assumed all of the existing liabilities of the France operations. Consequently the Company recognized a gain from the sale of these operations of approximately $0.9 million. Consideration received from the sale of the France operations included a note receivable of $1.3 million.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net revenue	$18	$12,764
Operating expenses	323	13,424
Income (loss) from operations	(305)	(660)
Interest expense	—	(11)
Interest income and other income	335	2
Foreign currency transaction gain (loss)	(10)	152
Income (loss) before income tax	20	(517)
Income tax expense	—	(172)
Income (loss) from discontinued operations	$20	$(689)

12. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted income per common share adjusts basic income per common share for the effects of potentially dilutive common share equivalents.

Potentially dilutive common shares for the Company include the dilutive effects of common shares issuable under our Management Compensation Plan, as amended, including stock options and RSUs, using the treasury stock method, as well as stock warrants and CVRs.

The Company had no dilutive common share equivalents during the three months ended March 31, 2011, due to the results of operations being a net loss. For the three months ended March 31, 2011, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.7 million shares issuable upon exercise of stock options and RSUs,
•	4.5 million shares issuable upon exercise of stock warrants, and
•	2.7 million shares issuable upon exercise of CVRs.

For the three months ended March 31, 2010, the following could potentially dilute income per common share in the future but was excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.6 million shares issuable upon exercise of stock options and RSUs,
•	4.5 million shares issuable upon exercise of stock warrants, and
•	2.7 million shares issuable upon exercise of CVRs.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A calculation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Income (loss) from continuing operations	$(19,275)	$(310)
Income (loss) from discontinued operations, net of tax	20	(689)
Net income (loss) attributable to common stockholders – basic and diluted	(19,255)	(999)
Weighted average common shares outstanding – basic and diluted	11,148	9,645
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(1.73)	$(0.03)
Income (loss) from discontinued operations	—	(0.07)
Net income (loss) attributable to common stockholders	$(1.73)	$(0.10)

13. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL
INFORMATION

The 14¼% Senior Subordinated Secured Notes of Primus Telecommunications IHC, Inc. (“IHC”) were fully, unconditionally, jointly and severally guaranteed by Primus Telecommunications Group, Incorporated (“Group”) on a senior basis and by Primus Telecommunications Holding Inc (“Holding”), Primus Telecommunications, Inc., TresCom International Inc., Least Cost Routing, Inc., TresCom U.S.A., Inc., iPRIMUS USA, Inc., and iPRIMUS.com, Inc., all 100% indirectly owned subsidiaries of the Company. The Company has a 100% ownership in Holding and no direct subsidiaries other than Holding.

On July 1, 2009, IHC, each of the other guarantors and U.S. Bank National Association, as collateral agent, entered into a First Amendment to the Collateral Agreement (the “Amended Collateral Agreement”), to provide that the obligations of both IHC and Primus Telecommunications International, Inc. (“PTII”), an indirect wholly owned subsidiary of the Company, were secured by PTII’s assets, including 65% of the voting stock of foreign subsidiaries owned by PTII. In addition, on July 1, 2009, Group and Holding entered into an Assumption Agreement in favor of U.S. Bank National Association, as collateral agent, pursuant to which each of Group and Holding became party to the Amended Collateral Agreement. As a result, Group and Holding’s existing guarantees of the 14¼% Senior Subordinated Secured Notes are secured by a lien on the property of Group and Holding, respectively.

Accordingly, the following consolidating condensed financial information for the three months ended March 31, 2011 and the three months ended March 31, 2010 are included for (a) Group on a stand-alone basis; (b) IHC on a stand-alone basis; (c) the Other Guarantors on a combined basis; (d) Group’s indirect non-guarantor subsidiaries on a combined basis and (e) the Company on a consolidated basis. On February 28, 2011, the Company completed its merger with Arbinet. The quarter ended March 31, 2011 includes one month of activity for Arbinet which is included in the non-guarantor subsidiaries on a combined basis. The guarantees of the U.S. Arbinet subsidiaries were perfected in April 2011.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries include investments in subsidiaries, intercompany balances and intercompany transactions.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	For the Three Months Ended March 31, 2011
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	—	$25,712	$198,011	$—	$223,723
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	21,531	130,725	—	152,256
Selling, general and administrative	889	—	7,883	45,180	—	53,952
Depreciation and amortization	—	—	1,053	14,068	—	15,121
Loss on sale or disposal of assets	—	—	—	53	—	53
Goodwill impairment	—	—	—	14,679	—	14,679
Total operating expenses	889	—	30,467	204,705	—	236,061
LOSS FROM OPERATIONS	(889)	—	(4,755)	(6,694)	—	(12,338)
INTEREST EXPENSE	—	(4,062)	(2,935)	(1,696)	—	(8,693)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	—	—	(32)	(18)	—	(50)
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	(4,384)	—	—	—	—	(4,384)
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	—	—	—	(55)	—	(55)
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	—	1,367	—	2,681	—	4,048
INTERCOMPANY INTEREST	(176)	3,814	(2,380)	(1,258)	—	—
MANAGEMENT FEE	—	—	1,753	(1,753)	—	—
ROYALTY FEE	—	3,447	—	(3,447)	—	—
INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(5,449)	4,566	(8,349)	(12,240)	—	(21,472)
INCOME TAX BENEFIT (EXPENSE)	96	(243)	(292)	1,269	—	830
INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(5,353)	4,323	(8,641)	(10,971)	—	(20,642)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(13,902)	—	(5,261)	—	19,163	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(19,255)	4,323	(13,902)	(10,971)	19,163	(20,642)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	20	—	20
NET INCOME (LOSS)	(19,255)	4,323	(13,902)	(10,951)	19,163	(20,622)
Less: Net loss attributable to the noncontrolling interest	—	—	—	1,367	—	1,367
NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(19,255)	$4,323	$(13,902)	$(9,584)	$19,163	$(19,255)
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(19,255)	$4,323	$(13,902)	$(9,604)	$19,163	$(19,275)
Income (loss) from discontinued operations	—	—	—	20	—	20
Net income (loss)	$(19,255)	$4,323	$(13,902)	$(9,584)	$19,163	$(19,255)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	For the Three Months Ended March 31, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$—	$—	$22,036	$170,981	$—	$193,017
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	—	—	16,909	105,082	—	121,991
Selling, general and administrative	860	5	9,085	40,168	—	50,118
Depreciation and amortization	—	—	1,534	16,335	—	17,869
Loss on sale or disposal of assets	—	—	—	10	—	10
Total operating expenses	860	5	27,528	161,595	—	189,988
INCOME (LOSS) FROM OPERATIONS	(860)	(5)	(5,492)	9,386	—	3,029
INTEREST EXPENSE	—	(4,399)	(3,018)	(1,909)	—	(9,326)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	—	—	(28)	(16)	—	(44)
LOSS FROM CONTINGENT VALUE RIGHTS VALUATION	(2,031)	—	—	—	—	(2,031)
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	—	—	1	197	—	198
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	—	1,476	(4)	4,357	—	5,829
INTERCOMPANY INTEREST	(313)	3,847	(2,503)	(1,031)	—	—
MANAGEMENT FEE	—	—	1,590	(1,590)	—	—
ROYALTY FEE	—	3,307	—	(3,307)	—	—
INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND EQUITY IN NET INCOME OF SUBSIDIARIES	(3,204)	4,226	(9,454)	6,087	—	(2,345)
REORGANIZATION ITEMS – NET	1	—	—	—	—	1
INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN NET INCOME OF SUBSIDIARIES	(3,203)	4,226	(9,454)	6,087	—	(2,344)
INCOME TAX BENEFIT (EXPENSE)	—	(229)	(430)	2,829	—	2,170
INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(3,203)	3,997	(9,884)	8,916	—	(174)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	2,204	—	12,088	—	(14,292)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(999)	3,997	2,204	8,916	(14,292)	(174)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	(689)	—	(689)
NET INCOME (LOSS)	(999)	3,997	2,204	8,227	(14,292)	(863)
Less: Net loss attributable to the noncontrolling interest	—	—	—	(136)	—	(136)
NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(999)	$3,997	$2,204	$8,091	$(14,292)	$(999)
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(999)	$3,997	$2,204	$8,780	$(14,292)	$(310)
Income (loss) from discontinued operations	—	—	—	(689)	—	(689)
Net income (loss)	$(999)	$3,997	$2,204	$8,091	$(14,292)	$(999)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	March 31, 2011
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,633	$47	$1,502	$35,483	$—	$65,665
Restricted cash	200	—	—	—	—	200
Accounts receivable	—	—	9,509	81,210	—	90,719
Prepaid expenses and other current assets	144	—	6,259	14,064	—	20,467
Total current assets	28,977	47	17,270	130,757	—	177,051
INTERCOMPANY RECEIVABLES	—	240,704	557,968	59,061	(857,733)	—
INVESTMENTS IN SUBSIDIARIES	460,966	—	188,287	—	(649,253)	—
RESTRICTED CASH	—	—	253	12,055	—	12,308
PROPERTY AND EQUIPMENT – Net	—	—	7,402	150,117	—	157,519
GOODWILL	—	29,642	318	41,248	—	71,208
OTHER INTANGIBLE ASSETS – Net	—	76,200	1,960	71,056	—	149,216
OTHER ASSETS	—	—	4,113	14,780	—	18,893
TOTAL ASSETS	$489,943	$346,593	$777,571	$479,074	$(1,506,986)	$586,195
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$204	$—	$2,192	$52,137	$—	$54,533
Accrued interconnection costs	—	—	7,939	23,043	—	30,982
Deferred revenue	—	—	1,536	11,657	—	13,193
Accrued expenses and other current liabilities	1,697	—	7,290	43,679	—	52,666
Accrued income taxes	—	3,284	448	3,586	—	7,318
Accrued interest	—	5,416	3,284	1,764	—	10,464
Current portion of long-term obligations	—	—	—	1,172	—	1,172
Total current liabilities	1,901	8,700	22,689	137,038	—	170,328
INTERCOMPANY PAYABLES	352,349	—	209,522	295,862	(857,733)	—
LONG-TERM OBLIGATIONS	—	114,016	83,891	44,773	—	242,680
DEFERRED TAX LIABILITY	—	29,642	560	1,875	—	32,077
CONTINGENT VALUE RIGHTS	23,482	—	—	—	—	23,483
OTHER LIABILITIES	1	—	(57)	3,098	—	3,042
Total liabilities	377,733	152,358	316,605	482,646	(857,733)	471,609
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommuncations Group, Incorporated stockholders’ equity (deficit):
Common stock	13	—	—	—	—	13
Additional paid-in capital	137,969	161,445	458,763	(31,661)	(588,547)	137,969
Accumulated earnings (deficit)	(31,610)	32,790	(2,728)	20,741	(50,803)	(31,610)
Accumulated other comprehensive income (loss)	5,838	—	4,931	4,972	(9,903)	5,838
Total Primus Telecommunications Group, Incorporated stockholders’ equity (deficit)	112,210	194,235	460,966	(5,948)	(649,253)	112,210
Noncontrolling interest	—	—	—	2,376	—	2,376
Total stockholders’ equity (deficit)	112,210	194,235	460,966	(3,572)	(649,253)	114,586
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$489,943	$346,593	$777,571	$479,074	$(1,506,986)	$586,195

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,398	$273	$1,947	$23,916	$—	$41,534
Accounts receivable	—	—	8,930	67,898	—	76,828
Prepaid expenses and other current assets	898	—	6,152	12,389	—	19,439
Total current assets	16,296	273	17,029	104,203	—	137,801
INTERCOMPANY RECEIVABLES	—	231,765	557,033	50,385	(839,183)	—
INVESTMENTS IN SUBSIDIARIES	474,684	—	193,775	—	(668,459)	—
RESTRICTED CASH	—	—	253	11,864	—	12,117
PROPERTY AND EQUIPMENT – Net	—	—	7,956	130,532	—	138,488
GOODWILL	—	29,642	318	33,771	—	63,731
OTHER INTANGIBLE ASSETS – Net	—	76,200	2,224	69,325	—	147,749
OTHER ASSETS	—	—	3,987	10,586	—	14,573
TOTAL ASSETS	$490,980	$337,880	$782,575	$410,666	$(1,507,642)	$514,459
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$17	$—	$2,016	$34,909	$—	$36,942
Accrued interconnection costs	—	—	6,549	23,022	—	29,571
Deferred revenue	—	—	1,550	11,341	—	12,891
Accrued expenses and other current liabilities	1,915	—	10,194	34,382	—	46,491
Accrued income taxes	20	2,956	(90)	4,792	—	7,678
Accrued interest	—	1,354	522	276	—	2,152
Current portion of long-term obligations	—	—	—	1,143	—	1,143
Total current liabilities	1,952	4,310	20,741	109,865	—	136,868
INTERCOMPANY PAYABLES	390,540	—	202,788	245,855	(839,183)	—
LONG-TERM OBLIGATIONS	—	114,016	83,859	44,873	—	242,748
DEFERRED TAX LIABILITY	—	29,642	1,433	1,133	—	32,208
CONTINGENT VALUE RIGHTS	19,098	—	—	—	—	19,098
OTHER LIABILITIES	—	—	(930)	1,433	—	503
Total liabilities	411,590	147,968	307,891	403,159	(839,183)	431,425
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Primus Telecommunications Group, Incorporated stockholders’ equity (deficit):
Common stock	10	—	—	—	—	10
Additional paid-in capital	86,984	161,445	458,763	(31,661)	(588,547)	86,984
Accumulated earnings (deficit)	(12,355)	28,467	11,174	30,325	(69,966)	(12,355)
Accumulated other comprehensive income (loss)	4,751	—	4,747	5,199	(9,946)	4,751
Total Primus Telecommunications Group, Incorporated stockholders’ equity (deficit)	79,390	189,912	474,684	3,863	(668,459)	79,390
Noncontrolling interest	—	—	—	3,644	—	3,644
Total stockholders’ equity (deficit)	79,390	189,912	474,684	7,507	(668,459)	83,034
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$490,980	$337,880	$782,575	$410,666	$(1,507,642)	$514,459

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31, 2011
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(19,255)	4,323	(13,902)	(10,951)	19,163	(20,622)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	—	378	1,873	—	2,251
Stock compensation expense	—	—	1,082	—	—	1,082
Depreciation and amortization	—	—	1,053	14,071	—	15,124
Gain on sale or disposal of assets	—	—	—	53	—	53
Goodwill impairment	—	—	—	14,679	—	14,679
Amortization on debt discount	—	31	—	19	—	50
Equity in net income of subsidiary	13,902	—	5,261	—	(19,163)	—
Change in fair value of Contingent Value Rights	4,384	—	—	—	—	4,384
Deferred income taxes	—	—	—	(406)	—	(406)
Unrealized foreign currency transaction loss- on intercompany and foreign debt	—	(1,367)	—	(2,705)	—	(4,072)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	—	—	(959)	2,052	—	1,093
(Increase) decrease in prepaid expenses and other current assets	754	—	(192)	(125)	—	437
Decrease in other assets	—	—	(46)	(2,022)	—	(2,068)
(Increase) decrease in intercompany balance	—	(1,540)	993	547	—	—
Increase (decrease) in accounts payable	187	—	171	(1,912)	—	(1,554)
Increase (decrease) in accrued interconnection costs	—	—	1,390	(628)	—	762
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	(218)	—	(3,579)	851	—	(2,946)
Increase (decrease) in accrued income taxes	—	244	453	(1,267)	—	(570)
Increase in accrued interest	—	4,062	2,762	1,459	—	8,283
Net cash provided by (used in) operating activities	(246)	5,753	(5,135)	15,588	—	15,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(141)	(6,232)	—	(6,373)
Cash acquired with business acquisition, net of cash paid	—	—	—	10,000	—	10,000
Sale (purchase) of marketable securities	—	—	—	4,087	—	4,087
Increase (decrease) in restricted cash	—	—	—	(200)	—	(200)
Proceeds from intercompany balance	13,416	—	9,410	—	(22,826)	—
Net cash provided by (used in) investing activities	13,416	—	9,269	7,655	(22,826)	7,514
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	65	—	—	(65)	—	—
Principal payments on other long-term obligations	—	(32)	32	(276)	—	(276)
Proceeds from sale of common stock, net of issuance costs	—	—	—	242	—	242
Proceeds from (payments on) intercompany balance	—	(5,947)	(4,527)	(12,352)	22,826	—
Net cash provided by (used in) financing activities	65	(5,979)	(4,495)	(12,451)	22,826	(34)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(84)	775	—	691
NET CHANGE IN CASH AND CASH EQUIVALENTS	13,235	(226)	(445)	11,567	—	24,131
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,398	273	1,947	23,916	—	41,534
CASH AND CASH EQUIVALENTS, END OF PERIOD	28,633	47	1,502	35,483	—	65,665

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31, 2010
	PTGI	IHC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(999)	$3,997	$2,204	$8,227	$(14,292)	$(863)
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	(1)	—	—	—	—	(1)
Provision for doubtful accounts receivable	—	—	409	1,425	—	1,834
Stock compensation expense	—	—	87	—	—	87
Depreciation and amortization	—	—	1,534	17,514	—	19,048
Gain on sale or disposal of assets	—	—	—	10	—	10
Amortization on debt discount	—	—	28	16	—	44
Equity in net income of subsidiary	(2,204)	—	(12,088)	—	14,292	—
Change in fair value of Contingent Value Rights	2,043	—	—	—	—	2,043
Deferred income taxes	—	—	—	(2,303)	—	(2,303)
Unrealized foreign currency transaction loss on intercompany and foreign debt	—	(1,450)	—	(4,404)	—	(5,854)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	—	—	3,103	(414)	—	2,689
(Increase) decrease in prepaid expenses and other current assets	(234)	—	86	(541)	—	(689)
Decrease in other assets	—	—	147	1	—	148
(Increase) decrease in intercompany balance	—	1,048	2,423	(3,471)	—	—
Decrease in accounts payable	(38)	—	(290)	(2,553)	—	(2,881)
Increase (decrease) in accrued interconnection costs	—	—	(3,262)	4,127	—	865
Increase (decrease), net, in deferred revenue, accrued expenses, other current liabilities and other liabilities	(1,037)	—	1,906	(5,862)	—	(4,993)
Increase (decrease) in accrued income taxes	—	203	(134)	(152)	—	(83)
Increase in accrued interest	—	4,399	2,763	1,472	—	8,633
Net cash provided by (used in) operating activities before reorganization items	(2,470)	8,196	(1,084)	13,091	—	17,734
Cash effect of reorganization items	(137)	—	—	—	—	(137)
Net cash provided by (used in) operating activities	(2,607)	8,196	(1,084)	13,091	—	17,597
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—	(192)	(4,721)	—	(4,913)
Sale of property and equipment and intangible assets	—	—	—	26	—	26
Increase in restricted cash	—	—	—	(51)	—	(51)
Proceeds from intercompany balance	10,919	—	12,099	—	(23,018)	—
Net cash provided by (used in) investing activities	10,919	—	11,907	(4,746)	(23,018)	(4,938)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on other long-term obligations	—	—	(6)	(3,383)	—	(3,389)
Proceeds from (payments on) intercompany balance	—	(8,196)	(10,618)	(4,204)	23,018	—
Net cash provided by (used in) financing activities	—	(8,196)	(10,624)	(7,586)	23,018	(3,389)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,077)	1,348	—	271
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,312	(0)	(879)	2,108	—	9,541
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,736	—	1,672	34,130	—	42,538
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,048	$(0)	$793	$36,238	$—	$52,079

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. SUBSEQUENT EVENTS

Partial Remption of 14¼% Senior Subordinated Secured Notes

On April 15, 2011, the Company redeemed $24,014,974 of principal 14¼% Senior Subordinated Secured Notes (the “14¼% Senior Subordinated Secured Notes”) issued by IHC. Accrued but unpaid interest to, but excluding, the redemption date of $1,283,300 on the redemption portion of the 14¼% Notes was also paid on the redemption date. $90,000,000 principal amount of the 14¼% Notes remains outstanding after this redemption.

Excess Cash Flow Offer to Purchase 13% Senior Secured Notes

On April 19, 2011, the Company commenced an offer to purchase (the “Offer to Purchase”) up to 5,200 Units, each such Unit consisting of $1,000 principal amount of 13% Senior Secured Notes due 2016 (the “13% Senior Secured Notes”) issued by Holding and Primus Telecommunications Canada Inc. (the Offerors), both wholly-owned subsidiaries of the Company. The Offer to Purchase is being made pursuant to the terms of the indenture governing the 13% Senior Secured Notes. The indenture requires the Offerors to make an offer to purchase 13% Senior Secured Notes using 50% of the Company’s Excess Cash Flow for the fiscal year ended December 31, 2010, or $5.20 million (the “Offer Amount”). The Offerors will pay a purchase price in cash equal to 100% of the principal amount of 13% Senior Secured Notes validly tendered (and not validly withdrawn) prior to the expiration time that are accepted, plus accrued but unpaid interest thereon to the settlement date for the Offer to Purchase. If the aggregate principal amount of 13% Senior Secured Notes validly tendered in the Offer to Purchase exceeds the Offer Amount, 13% Senior Secured Notes will be accepted for purchase on a pro rata basis, such that the aggregate principal amount of 13% Senior Secured Notes purchased does not exceed the Offer Amount. The Offer to Purchase expired at 5:00 p.m., New York City time, on May 17, 2011, without extension, and $32,000 principal amount of 13% Senior Secured Notes were tendered and repurchased pursuant to the Offer to Purchase.

Support Agreement

On May 13, 2011, the Company, and its subsidiaries Primus Telecommunications Holding, Inc. (“Issuer”), Primus Telecommunications IHC, Inc. (“IHC”), and Primus Telecommunications Canada Inc. (“Primus Canada”), entered into a Support Agreement (the “Support Agreement”) with a group of holders (the “Holders”) who hold approximately 70% of the outstanding aggregate principal amount of Units, representing 13% Senior Secured Notes due 2016 issued by the Issuer and Primus Canada (the “13% Senior Secured Notes”). The Support Agreement contemplates the commencement of potential offers to exchange (the “Exchange Offers”) newly issued 10.00% Senior Secured Notes due 2017 of the Issuer (the “Exchange Notes”) for all outstanding 13% Senior Secured Notes and 14¼% Senior Subordinated Secured Notes, collectively, the “Existing Notes”, and a potential solicitation of consents from holders of 13% Senior Secured Notes to amend the indenture governing the 13% Senior Secured Notes and to release the collateral securing the 13% Senior Secured Notes (the “13% Notes Amendments and Lien Release”). Subject to the terms and conditions of the Support Agreement, the Issuer has agreed to offer $1,170 principal amount of Exchange Notes for each $1,000 principal amount of 13% Senior Secured Notes validly tendered and accepted (and not validly withdrawn) in the Exchange Offers and $1,012.50 principal amount of Exchange Notes for each $1,000 principal amount of 14¼% Senior Subordinated Secured Notes validly tendered and accepted (and not validly withdrawn) in the Exchange Offers. The Exchange Offers would be subject to the condition that holders of not less than 66 2/3% of the outstanding 13% Senior Secured Notes and not less than 75% of the outstanding 14¼% Senior Subordinated Secured Notes validly tender (and not validly withdraw) such Existing Notes, respectively, in the Exchange Offers.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to the Support Agreement, each Holder agreed to tender in the Exchange Offers the Existing Notes held by such Holder and consent to the 13% Notes Amendments and Lien Release. Subject to the terms and conditions of the Support Agreement, IHC agreed that immediately prior to the consummation of the Exchange Offers it will call for redemption all 14¼% Senior Subordinated Secured Notes that are not tendered and accepted for exchange in the Exchange Offers, and certain Holders agreed to collectively purchase up to an aggregate of $15.0 million principal amount of additional Exchange Notes in connection with any such redemption. In light of the conditions set forth in the Support Agreement and contemplated for the Exchange Offers and the required participation by holders of Existing Notes and parties to the Support Agreement, there can be no assurance that the Exchange Offers will be successfully consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in the following paragraph and the information in our consolidated annual audited financial statements and the notes thereto, each of which are contained in Item 1 entitled “Financial Statements (Unaudited)” and other financial information incorporated by reference. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section (Part II, Item 1A) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis

Introduction and Overview of Operations

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

Generally, we price our services competitively with the major carriers and service providers operating in our principal service regions. We seek to generate net revenue through sales and marketing efforts focused on customers with significant communications needs, including small and medium enterprises (“SMEs”), multinational corporations, residential customers, and other telecommunications carriers and resellers.

Industry trends have shown that the overall market for domestic and international long-distance voice, prepaid cards and dial-up internet services has declined in favor of Internet-based, wireless and broadband communications. Our challenge concerning net revenue in recent years has been to overcome declines in long-distance voice minutes of use per customer as more customers are using wireless devices and the Internet as alternatives to the use of wireline phones. Also, product substitution (e.g., wireless/Internet for fixed line voice) has resulted in revenue declines in our long-distance voice services. Additionally, we believe that because deregulatory influences have begun to affect telecommunications markets outside the United States, the deregulatory trend is resulting in greater competition from the existing wireline and wireless competitors and from more recent entrants, such as cable companies and VoIP companies, which could continue to affect adversely our net revenue per minute, as well as minutes of use. More recently, adverse global economic conditions have resulted in a contraction of spending by business and residential customers generally which, we believe, has had an adverse effect on our net revenues.

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

Our overall margin may fluctuate based on the relative volumes of international versus domestic long-distance services; international carrier services versus business and residential long-distance services; prepaid services versus traditional post-paid voice services; Internet, VoIP and data services versus fixed line voice services; the amount of services that are resold; and the proportion of traffic carried on our network versus resale of other carriers’ services. Our margin is also affected by customer transfer and migration fees. We generally pay a charge to install and transfer a new customer onto our network and to migrate broadband and local customers. However, installing and migrating customers to our network infrastructure enables us to increase our margin on such services as compared to resale of services using other carriers’ networks.

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

Recent Developments

Acquisition of Arbinet Corporation

On February 28, 2011, the Company completed the merger of PTG Investments, Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of the Company with and into Arbinet Corporation, pursuant to the Agreement and Plan of Merger dated November 10, 2010, as amended by Amendment No. 1 dated December 14, 2010 (collectively, the “Merger Agreement”) by and among the Company, Merger Sub and Arbinet. As a result of the Merger, Arbinet became a wholly-owned subsidiary of the Company.

In connection with the merger, each share of Arbinet’s common stock, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into the right to receive 0.5817 of a share of Company common stock.

The value of Primus shares issued as merger consideration is based upon the closing price of Primus common stock as of February 25, 2011 of $15.60 per share. The exchange of 5,557,525 eligible Arbinet shares for 3,232,812 Primus common stock equivalents equated to a purchase value of approximately $50.4 million. This includes the issued and outstanding shares of Arbinet and Arbinet’s outstanding warrants, options, stock appreciation rights and other equity awards that were exercised prior to the effective date of the merger or subject to accelerated vesting features due to a change in control.

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

The Arbinet acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. Under the acquisition method of accounting, assets acquired and liabilities assumed are measured at fair value as of February 28, 2011. The fair value of the consideration transferred and the assets acquired and liabilities assumed were determined by the Company and in doing so management relied in part upon a third-party valuation report to measure the identifiable intangible assets, property and equipment acquired. The third-party valuation reports are not final at the time of filing this quarterly report. This means that the assets and liabilities of Arbinet are recorded at their preliminary fair values and added to those of the Company, including an amount for goodwill representing the difference between the purchase price and fair value of the identifiable net assets. The condensed consolidated financial statements of the Company issued after the Merger will reflect only the operations of the combined business after the Merger and will not be restated retroactively to reflect the historical financial position or results of operations of Arbinet.

The Company’s acquisition of Arbinet was an all stock transaction and the Merger Agreement was based upon a Primus common stock per share price of $9.5464. The initial purchase price valuation of Arbinet was based in part upon consultation with a third-party and the total aggregate consideration contemplated in the Merger Agreement was $28 million and was later augmented in accordance with the terms of Merger Agreement by $3.65 million to include the sale of Arbinet’s patent assets. The Merger Agreement, though based on a reasonable agreed upon consideration of $31.65 million, provided that increases in the market price of Primus’s common stock would have the effect of increasing the total fair value of the consideration and therefore would increase the amount of the purchase price allocable to goodwill. The base-exchange formula provided by the Merger Agreement established the number of common shares required to consummate the Merger. The number of common shares established by the Merger Agreement remained constant from the execution of the Merger Agreement through the closing date, February 28, 2011, and was not affected by the increase in the value of Primus’s stock which occurred after the Merger Agreement was executed. On February 28, 2011, the final consideration to be allocated to Arbinet’s net assets under ASC No. 805 was valued at approximately $50.6 million and was based upon a Primus common stock per share price of $15.60.

The significant increase in the fair value of the consideration to be allocated to Arbinet’s net assets as compared to the Company’s initial valuation of Arbinet has triggered the requirement for the Company to perform a goodwill impairment test upon completion of its acquisition accounting. The Company has recorded the preliminary purchase accounting during first quarter of 2011, see Note 2 — “Acquisitions” and Note 4 — “Goodwill and Other Intangible Assets”.

Given the above, the Company has goodwill arising from the acquisition of Arbinet that was considered impaired upon implementing the purchase accounting of Arbinet’s net assets. The Company has performed Step 1 and Step 2 testing for goodwill impairment during the first quarter 2011 and, as a result, recognized the impairment expense $14.7 million during the first quarter 2011.

Recent Developments Involving Existing Notes That May Impact Future Results and Liquidity

On May 13, 2011, the Company, and its subsidiaries, Issuer and Primus Canada, entered into the Support Agreement with a group of Holders who hold approximately 70% of the 13% Senior Secured Notes. See Note 14 — “Subsequent Events.” The Support Agreement contemplates the commencement of potential Exchange Offers of newly issued 10.00% Senior Secured Notes due 2017 of the Issuer (or Exchange Notes) for all outstanding Existing Notes and a potential solicitation of consents from holders of 13% Senior Secured Notes to effect the 13% Notes Amendments and Lien Release. Subject to the terms and conditions of the Support Agreement, the Issuer has agreed to offer $1,170 principal amount of Exchange Notes for each $1,000 principal amount of 13% Senior Secured Notes validly tendered and accepted (and not validly withdrawn) in the Exchange Offers and $1,012.50 principal amount of Exchange Notes for each $1,000 principal amount of 14¼% Senior Subordinated Secured Notes validly tendered and accepted (and not validly withdrawn) in the Exchange Offers. The Exchange Offers would be subject to conditions, including conditions that Holders of not less than 66 2/3% of the outstanding 13% Senior Secured Notes and not less than 75% of the outstanding 14¼% Senior Subordinated Secured Notes validly tender (and not validly withdraw) such Existing Notes, respectively, in the Exchange Offers.

Pursuant to the Support Agreement, each Holder agreed to tender in the Exchange Offers the Existing Notes held by such Holder and consent to the 13% Notes Amendments and Lien Release. Subject to the terms and conditions of the Support Agreement, IHC agreed that immediately prior to the consummation of the Exchange Offers it will call for redemption all 14¼% Senior Subordinated Secured Notes that are not tendered and accepted for exchange in the Exchange Offers, and certain Holders agreed to collectively purchase up to an aggregate of $15.0 million principal amount of additional Exchange Notes in connection with any such redemption.

If the Exchange Offers are successfully completed as contemplated in the Support Agreement, the Company’s liquidity and debt obligations would be enhanced by reduced interest payment obligations, extended long-term debt maturities and more flexible debt covenants, and the Company’s future results would benefit from lower interest expense recognition in future periods associated with the Exchange Notes, as compared to the Existing Notes. In light of the conditions set forth in the Support Agreement and contemplated for the Exchange Offers and the required participation by holders of Existing Notes and parties to the Support Agreement, there can be no assurance that the Exchange Offers will be successfully consummated.

Foreign Currency

Foreign currency can have a major impact on our financial results. During 2011, approximately 82% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. Although the European dispositions and Arbinet Merger should reduce the percentage of our net revenue derived outside the U.S., in the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S. Therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (“CAD”), USD/Australian dollar (“AUD”), USD/British pound (“GBP”), and USD/Euro (“EUR”). Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into USD using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the reported profits and losses and cash flows and may distort comparisons from year to year. By way of example, when the USD strengthens compared to the CAD, there could be a negative or positive effect on the reported results for Canada, depending upon whether Canada is operating profitably or at a loss. It takes more profits in CAD to generate the same amount of profits in USD and a greater loss in CAD to generate the same amount of loss in USD. The opposite is also true. For instance, when the USD weakens there is a positive effect on reported profits and a negative effect on the reported losses for Canada.

In the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, the USD was weaker on average as compared to the CAD, AUD, GBP, and Brazilian Real (“BRL”). The following tables demonstrate the impact of currency fluctuations on our net revenue for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

Net Revenue by Location — in USD

	For the Three Months Ended March 31,
	2011	2010	Variance	Variance%
Canada	60,836	57,476	3,360	5.8%
Australia	71,732	69,898	1,834	2.6%
United Kingdom	44,641	20,847	23,794	114.1%
Europe(1),(2)	—	12,059	(12,059)	-100.0%
Brazil	6,771	5,270	1,501	28.5%

Net Revenue by Location — in Local Currencies

	For the Three Months Ended March 31,
	2011	2010	Variance	Variance%
Canada (in CAD)	59,990	59,845	145	0.2%
Australia (in AUD)	71,340	77,343	(6,003)	-7.8%
United Kingdom (in GBP)	27,732	13,425	14,307	106.6%
Europe(1),(2) (in EUR)	14	16,516	(16,502)	-99.9%
Brazil (in BRL)	11,287	9,495	1,792	18.9%

(1)	Europe includes only subsidiaries whose functional currency is the Euro and are discontinued operations.
(2)	Includes revenues from discontinued operations which are subject to currency risk.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2010 for a detailed discussion of our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets, goodwill and other intangible assets, and accounting for income taxes.

No other significant changes in our critical accounting policies have occurred since December 31, 2010.

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and Securities and Exchange Commission disclosure rules, the Company’s results of operations for the three months ended March 31, 2011 to the three months ended March 31, 2010.

We also present detailed changes in results, excluding currency impacts, since a large portion of our revenues are derived outside of the U.S., and currency changes can influence or mask underlying changes in foreign operating unit performance. For purposes of calculating constant currency rates between periods in connection with presentations that describe changes in values “excluding currency effects” herein, we have taken results from foreign operations for a given year (that were computed in accordance with US GAAP using local currency) and converted such amounts utilizing the same U.S. dollar to applicable local currency exchange rates that were used for purposes of calculating corresponding preceding period US GAAP presentations.

Discontinued Operations

2010 Developments — During 2010 the Company classified its Europe segment, which is also known as European retail operations, as discontinued operations. As a result, the Company has applied retrospective adjustments to reflect the effects of the discontinued operations during 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The Company did not retrospectively adjust its condensed consolidated balance sheet as held for sale criteria was not met until the third quarter of 2010, as such, financial information for the Europe segment will appear, as applicable, where certain balance sheet information is presented, see Note 11 — “Discontinued Operations,” for further information.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net revenue	$18	$12,764
Operating expenses	323	13,424
Income (loss) from operations	(305)	(660)
Interest expense	—	(11)
Interest income and other income	335	2
Foreign currency transaction gain (loss)	(10)	152
Income (loss) before income tax	20	(517)
Income tax expense	—	(172)
Loss from discontinued operations	$20	$(689)

Results of Operations

Results of operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010

Net revenue:  Net revenue, exclusive of the currency effect, increased $17.6 million, or 9.1%, to $210.7 million for the three months ended March 31, 2011 from $193.0 million for the three months ended March 31, 2010. This increase was due to the inclusion of one month of Arbinet revenue within ICS, following the merger, offset in part principally by revenue declines in Australia, exclusive of currency effect, and U.S. retail voice and VoIP. Inclusive of the currency effect, which accounted for an increase of $13.1 million, net revenue increased $30.7 million to $223.7 million for the three months ended March 31, 2011 from $193.0 million for the three months ended March 31, 2010.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended March 31, 2011
	March 31, 2011		March 31, 2010
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Canada	$57,616	27.4%	$57,476	29.8%	$140	0.2%	$3,220	$60,836	27.2%
Australia	64,645	30.7%	69,898	36.2%	(5,253)	-7.5%	7,265	71,910	32.1%
International Carrier Services	70,961	33.7%	46,507	24.1%	24,454	52.6%	2,062	73,023	32.7%
United States	11,183	5.3%	13,866	7.2%	(2,683)	-19.3%	—	11,183	5.0%
Brazil	6,248	2.9%	5,270	2.7%	978	18.6%	523	6,771	3.0%
Total Revenue	$210,653	100%	$193,017	100.0%	$17,636	9.1%	$13,070	$223,723	100.0%

Canada:  Canada net revenue, exclusive of the currency effect, increased $0.1 million, or 0.2%, to $57.6 million for the three months ended March 31, 2011 from $57.5 million for the three months ended March 31, 2010. The net revenue increase is primarily attributable to an increase of $1.2 million in Internet, VoIP, data and hosting services and an increase of $0.9 million in retail voice services offset, in part, by a decrease of $1.6 million in prepaid voice services and a decrease of $0.2 million in wireless services and a decrease of $0.2 million in local services. Inclusive of the currency effect, which accounted for a $3.2 million increase, net revenue increased $3.3 million to $60.8 million for the three months ended March 31, 2011 from $57.5 million for the three months ended March 31, 2010.

Australia:  Australia net revenue, exclusive of the currency effect, decreased $5.3 million, or 7.5%, to $64.6 million for the three months ended March 31, 2011 from $69.9 million for the three months ended March 31, 2010. The net revenue decrease is primarily attributable to a decrease of $1.7 million in Internet services, a decrease of $1.7 million in residential voice, a decrease of $1.5 million in business voice services, a decrease of $0.1 million in DSL services, and a decrease of $0.8 million in other services offset, in part, by an increase of $0.4 million in wireless services and an increase of $0.1 million in VoIP services. Inclusive of the currency effect, which accounted for a $7.3 million increase, net revenue increased $2.0 million to $71.9 million for the three months ended March 31, 2011 from $69.9 million for the three months ended March 31, 2010.

International Carrier Services:  ICS net revenue, exclusive of the currency effect, increased $24.5 million, or 52.6%, to $71.0 million for the three months ended March 31, 2011 from $46.5 million for the three months ended March 31, 2010. The net revenue increase is primarily due to the acquisition of Arbinet. Inclusive of the currency effect, which accounted for a $2.1 million increase, net revenue increased $26.5 million to $73.0 million for the three months ended March 31, 2011, from $46.5 million for the three months ended March 31, 2010.

United States:  United States net revenue decreased $2.7 million, or 19.3%, to $11.2 million for the three months ended March 31, 2011 from $13.9 million for the three months ended March 31, 2010. The decrease is primarily attributable to a decrease of $1.5 million due to customer attrition in retail voice services, a decrease of $1.1 million in VoIP services and a decrease of $0.1 million in Internet services.

Brazil:  Brazil net revenue, exclusive of the currency effect, increased $1.0 million, or 18.6%, to $6.2 million for the three months ended March 31, 2011 from $5.3 million for the three months ended March 31, 2010. The revenue increase is primarily due to an increase in carrier voice services. Inclusive of the currency effect, which accounted for a $0.5 million increase, net revenue increased $1.5 million to $6.8 million for the three months ended March 31, 2011 from $5.3 million for the three months ended March 31, 2010.

Cost of revenue:  Cost of revenue, exclusive of the currency effect, increased $21.9 million to $143.9 million, or 68.3% of net revenue, for the three months ended March 31, 2011 from $122.0 million, or 63.2% of net revenue, for the three months ended March 31, 2010 primarily due to a shift to higher volume lower margin products resulting from the acquisition of Arbinet. Inclusive of the currency effect, which accounted for an $8.3 million increase, cost of revenue increased $30.3 million to $152.3 million for the three months ended March 31, 2011 from $122.0 million for the three months ended March 31, 2010.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Year-over-Year			Quarter Ended March 31, 2011
	March 31, 2011		March 31, 2010
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %		Cost of Revenue	% of Net Revenue
Canada	27,490	47.7%	26,267	45.7%	1,223	4.7%	1,539	29,029	47.7%
Australia	39,078	60.5%	41,599	59.5%	(2,521)	-6.1%	4,395	43,475	60.5%
International Carrier Services	67,318	94.9%	43,988	94.6%	23,330	53.0%	1,986	69,304	94.9%
United States	5,039	45.1%	6,028	43.5%	(989)	-16.4%	—	5,039	45.1%
Brazil	4,991	79.9%	4,109	78.0%	882	21.5%	418	5,409	79.9%
Total Revenue	$143,916	68.3%	$121,991	63.2%	$21,925	18.0%	$8,338	$152,256	68.1%

Canada:  Canada cost of revenue, exclusive of the currency effect, increased $1.2 million to $27.5 million, or 47.7% of net revenue, for the three months ended March 31, 2011 from $26.3 million, or 45.7% of net revenue, for the three months ended March 31, 2010. The increase is primarily attributable to an increase of $2.6 million in the costs of voice services offset, in part, by a decrease of $1.4 million in costs of prepaid services. Inclusive of the currency effect, which accounted for a $1.5 million increase, cost of revenue increased $2.8 million to $29.0 million for the three months ended March 31, 2011 from $26.3 million for the three months ended March 31, 2010.

Australia:  Australia cost of revenue, exclusive of the currency effect, decreased $2.5 million to $39.1 million, or 60.5% of net revenue, for the three months ended March 31, 2011 from $41.6 million, or 59.5% of net revenue, for the three months ended March 31, 2010. The decrease is primarily attributable to a $5.3 million decrease in net revenue. Inclusive of the currency effect, which accounted for a $4.4 million increase, cost of revenue increased $1.9 million to $43.5 million for the three months ended March 31, 2011 from $41.6 million for the three months ended March 31, 2010.

International Carrier Services:  ICS cost of revenue, exclusive of the currency effect, increased $23.3 million to $67.3 million, or 94.9% of net revenue, for the three months ended March 31, 2011 from $44.0 million, or 94.6% of net revenue, for the three months ended March 31, 2010. The increase is primarily attributable to the acquisition of Arbinet. Inclusive of the currency effect, which accounted for a $2.0 million increase, cost of revenues increased $25.3 million to $69.3 million for the three months ended March 31, 2011 from $44.0 million for the three months ended March 31, 2010.

United States:  United States cost of revenue decreased $1.0 million to $5.0 million, or 45.1% of net revenue, for the three months ended March 31, 2011 from $6.0 million, or 43.5% of net revenue, for the three months ended March 31, 2010. The decrease is primarily attributable to a $2.7 million decrease in net revenue.

Brazil:  Brazil cost of revenue, exclusive of the currency effect, increased $0.9 million to $5.0 million, or 79.9% of net revenue, for the three months ended March 31, 2011 from $4.1 million, or 78.0% of net revenue, for the three months ended March 31, 2010. The increase is primarily attributable to an increase in net revenue of $1.0 million. Inclusive of the currency effect, which accounted for a $0.4 million increase, cost of revenue increased $1.3 million to $5.4 million for the three months ended March 31, 2011 from $4.1 million for the three months ended March 31, 2010.

Selling, general and administrative expenses:  Selling, general and administrative expenses, exclusive of the currency effect, increased $0.8 million to $50.9 million, or 24.1% of net revenue, for the three months ended March 31, 2011 from $50.1 million, or 26.0% of net revenue, for the three months ended March 31, 2010. Inclusive of the currency effect, which accounted for a $3.1 million increase, selling, general and administrative expenses increased $3.9 million to $54.0 million for the three months ended March 31, 2011 from $50.1 million for the three months ended March 31, 2010.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Year-over-Year			Quarter Ended March 31, 2011
	March 31, 2011		March 31, 2010
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance%		SG&A	% of Net Revenue
Canada	18,544	32.2%	19,612	34.1%	(1,068)	-5.4%	1,035	19,579	32.2%
Australia	17,446	27.0%	17,026	24.4%	420	2.5%	1,945	19,391	27.0%
International Carrier Services	4,780	6.7%	1,659	3.6%	3,121	188.1%	35	4,815	6.6%
United States	4,563	40.8%	6,966	50.2%	(2,403)	34.5%	—	4,563	40.8%
Brazil	791	12.7%	766	14.5%	25	3.3%	66	857	12.7%
Corporate	4,747	—	4,089	—	658	16.1%	—	4,747	—
Total SG&A	50,871	24.1%	50,118	26.0%	753	1.5%	3,081	53,952	24.1%

Canada:  Canada selling, general and administrative expenses, exclusive of the currency effect, decreased $1.1 million to $18.5 million, or 32.2% of net revenue, for the three months ended March 31, 2011 from $19.6 million, or 34.1% of net revenue, for the three months ended March 31, 2010. The decrease is attributable to a decrease of $0.8 million in sales and marketing expenses, a decrease of $0.7 million in advertising expenses, a decrease of $0.1 million in professional fees and a decrease of $0.1 million in occupancy expenses offset, in part, by an increase of $0.6 million in salaries and benefits. Inclusive of the currency effect, which accounted for a $1.0 million increase, selling, general and administrative expenses remain the same at $19.6 million for the three months ended March 31, 2011 and for the three months ended March 31, 2010.

Australia:  Australia selling, general and administrative expense, exclusive of the currency effect, increased $0.4 million to $17.4 million, or 27.0% of net revenue, for the three months ended March 31, 2011 from $17.0 million, or 24.4% of net revenue, for the three months ended March 31, 2010. The increase is primarily attributable to an increase of $0.4 million in salaries and benefits. Inclusive of the currency effect, which accounted for a $1.9 million increase, selling, general and administrative expense increased $2.4 million to $19.4 million for the three months ended March 31, 2011 from $17.0 million for the three months ended March 31, 2010.

International Carrier Services:  ICS selling, general and administrative expenses increased $3.1 million to $4.8 million, or 6.7% for the three months ended March 31, 2011 from $1.7 million, or 3.6% of net revenue, for the three months ended March 31, 2010. The increase is primarily attributable to the acquisition of Arbinet. Inclusive within the acquisition of Arbinet has been $0.3 million of integration expenses and $1.1 million in severance expense.

United States:  United States selling, general and administrative expenses decreased $2.4 million to $4.6 million for the three months ended March 31, 2011 from $7.0 million for the three months ended March 31, 2010. The decrease is attributable to a decrease of $1.5 million in general and administrative expenses, a decrease of $0.6 million in salaries and benefits, a decrease of $0.4 million in occupancy expense, and a decrease of $0.1 million in sales and marketing offset, in part, by an increase of $0.2 million in advertising expense.

Brazil: Brazil selling, general and administrative expenses for the three months ended March 31, 2011 was consistent with the three months ended March 31, 2010.

Corporate:  Corporate selling, general and administrative expense increased $0.6 million to $4.7 million for the three months ended March 31, 2011 from $4.1 million for the three months ended March 31, 2010. The increase is attributable to an increase of $0.4 million in occupancy expense, an increase of $0.2 million in professional fees, increase of $0.1 million in salaries and benefits, and an increase of $0.1 million in travel and entertainment expense offset, in part, by a decrease of $0.1 million in general and administrative expenses.

Depreciation and amortization expense:  Depreciation and amortization expense decreased $2.8 million to $15.1 million for the three months ended March 31, 2011 from $17.9 million for the three months ended March 31, 2010. The decrease was primarily the result of a decline in the value of certain assets which had been revalued at the time of fresh start accounting and assigned and depreciated over a one year life which ended on June 30, 2010.

Goodwill impairment expense:  The Company expensed $14.7 million of goodwill in the first quarter of 2011 due to the acquisition price of Arbinet Corporation. See Note 2 — “Acquisitions” and Note 4 — “Goodwill and Other Intangible Assets,” for further information.

Interest expense and accretion (amortization) on debt discount/premium:  Interest expense and accretion (amortization) on debt discount/premium, net decreased $0.6 million to $8.7 million for the three months ended March 31, 2011 from $9.3 million for the three months ended March 31, 2010. The decrease was due to the $9.5 million principal payment of the 14¼% Senior Secured Notes in May 2010.

Gain (loss) from contingent value rights valuation:  The change in value of the contingent value rights decreased $2.4 million to a loss of $4.4 million for the three months ended March 31, 2011 from a loss of $2.0 million for the three months ended March 31, 2010. $2.3 million of this decrease is attributable to the change of the fair market value. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and were marked to fair value at each balance sheet date. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Foreign currency transaction gain (loss):  Foreign currency transaction gain decreased $1.8 million to a gain of $4.0 million for the three months ended March 31, 2011 from a gain of $5.8 million for the three months ended March 31, 2010. The gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense):  Income tax benefit was $0.8 million for the three months ended March 31, 2011 compared to a $2.2 million benefit for the three months ended March 31, 2010. The expense includes withholding tax related to cross-border payments and state income tax expense expected in states without net operating loss coverage.

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

Net cash provided by operating activities was $16.0 million for the three months ended March 31, 2011. For the three months ended March 31, 2011, net income, net of non-cash operating activity, provided $12.5 million of cash. In addition, cash was increased by an increase in accrued interest of $8.3 million, a $1.1 million decrease in our accounts receivable, an increase in accrued interconnection costs of $0.8 million, and a $0.4 million decrease in prepaid expenses and other current assets. For the three months ended March 31, 2011, we used $2.9 million to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities, net, $2.1 million to increase other assets, $1.6 million to reduce our accounts payable, and $0.6 million to reduce our accrued income taxes.

Net cash provided by investing activities was $7.5 million for the three months ended March 31, 2011, which included $6.4 million used for capital expenditures, offset by $10.0 million provided by cash acquired from acquisition of business and $4.1 million from sale of marketable securities.

Short- and Long-Term Liquidity Considerations and Risks

As of March 31, 2011, we had $65.7 million of unrestricted cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases), and other cash needs for our operations for at least the next twelve months. The Company and/or its subsidiaries will evaluate and determine on a continuing basis the most efficient use of the Company’s capital and resources, including efforts to invest in the Company’s network, systems and product initiatives and to strengthen its balance sheet through debt repurchase or other means.

As of March 31, 2011, we have $38.1 million in future minimum purchase obligations, $84.1 million in future operating lease payments and $245.6 million of indebtedness. At March 31, 2011, approximately $88 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC No. 740; however, we are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below. Included in the unrecognized tax benefits not included in the table below, we have recorded a liability for potential penalties and interest of $0.2 million for the quarter ended March 31, 2011.

The obligations reflected in the table below reflect the contractual payments of principal and interest that existed as of March 31, 2011:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes	14¼% Senior Subordinated Secured Notes	Purchase Obligations	Operating Leases	Total
2011 (as of March 31, 2011)	$1,012	$16,900	$16,247	$25,558	$14,612	$74,329
2012	432	16,900	16,247	8,138	17,469	59,186
2013	216	16,900	122,139	3,162	14,271	156,688
2014	20	16,900	—	1,162	10,019	28,101
2015	—	16,900	—	54	7,942	24,896
Thereafter	—	146,947	—	—	19,835	166,782
Total Minimum Principal & Interest Payments	1,680	231,447	154,633	38,074	84,148	509,982
Less: Amount Representing Interest	(83)	(101,447)	(40,618)	—	—	(142,148)
Total Long-Term Obligations	$1,597	$130,000	$114,015	$38,074	$84,148	$367,834

The foregoing table assumes that the 14¼% Senior Subordinated Secured Notes are refinanced before January 21, 2013 and holders of 13% Senior Secured Notes do not accept any Excess Cash Flow Offer to purchase 13% Senior Secured Notes. In this regard, the Company must extend an offer to repurchase to the holders of the 13% Senior Secured Notes an applicable amount, (equal to 50% of Excess Cash Flow), of the 13% Senior Secured Notes at par, in the event the Company and certain subsidiaries have excess cash flow for any fiscal year commencing with the fiscal year ending December 31, 2010. See Item 1A. “Risks Associated with our Liquidity Needs and Debt Securities” within our Annual Report on Form 10-K for certain risks and uncertainties related thereto.

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term.

New Accounting Pronouncements

In January 2010, an update was issued to the Fair Value Measurements and Disclosures Topic, ASC 820, which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for us on January 1, 2010, except for Level 3 reconciliation disclosures which went into effect on January 1, 2011. The update did not have a material impact on our disclosures to our consolidated financial statements.

In December 2010, an update was made to the Intangibles — Goodwill and Other Topic, ASC 350, Fair Value Measurements, which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update became effective for us on January 1, 2011. The update did not have a material impact on our disclosures to our consolidated and combined financial statements.

On February 28, 2011, the Company adopted changes to the disclosure of pro forma information for business combinations, issued by the FASB. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination, that occurred during the current year, had occurred as of the beginning of the comparable prior annual reporting period only. For the Company, this would be as of January 1, 2011, see Note 2 — “Acquisitions.” Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of these changes had no impact on the consolidated financial statements.

Recently Issued Accounting Standards Updates

On January 1, 2011, the Company prospectively adopted the Financial Accounting Standards Board (FASB) update to revenue recognition for multiple-deliverable arrangements. The update requires the establishment of a selling price hierarchy for determining the selling price of a deliverable. The hierarchy is: vendor specific objective evidence if available, third party evidence if vendor-specific objective evidence is not available or estimated selling price if neither of the aforementioned are available. The residual method of revenue allocation is no longer permissible. We believe that this accounting standard update will not change our units of accounting for bundled arrangements, or the allocation of our products and services. We do not foresee this accounting update having a material effect on our consolidated financials in future periods, although that could change.

Special Note Regarding Forward Looking Statements

Certain statements in this Report on Form 10-Q and elsewhere concerning strategic objectives and initiatives, Arbinet merger synergies and strategies, our overall prospects, our prospects for the International Carrier Services business after giving effect to the Arbinet acquisition, future liquidity, cost savings initiatives, the transactions contemplated by the Support Agreement, including the Exchange Offers, and related matters constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this filing. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

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

Factors and risks that could cause actual results or circumstances to differ materially from those set forth or contemplated in forward looking statements include those set forth in “Risk Factors” within our annual report on Form 10-K and quarterly reports on Form 10-Q, as well as, without limitation:

•	the occurrence of a default or event of default under our indentures or other financing agreements;
•	our inability to generate sufficient liquidity and working capital;
•	our inability to improve future liquidity and interest expense obligations due to a failure to complete the Exchange Offers and issue additional Exchange Notes for cash, as contemplated by the Support Agreement;
•	an inability to fully fund and repurchase holder acceptances of offers to repurchase 13% Senior Secured Notes that we are obligated to make annually, subject to certain limitations, in connection with Excess Cash Flow Offers;
•	fluctuations in the exchange rates of currencies, particularly of the USD relative to foreign currencies of the countries where we conduct our foreign operations;
•	an inability to fully fund and repurchase holder acceptances of offers to repurchase debt securities that we may be obligated to make following certain change in control developments affecting the Company and certain of its subsidiaries;
•	changes in business conditions causing changes in the business direction and strategy by management;
•	heightened competitive pricing and bundling pressures in the markets in which we operate;
•	the ability to service substantial indebtedness;
•	accelerated decrease in minutes of use on wireline phones;
•	difficulty in maintaining or increasing customer revenues and margins through our product initiatives and bundled service offerings, and difficulties in migrating and provisioning broadband and local customers to digital subscriber line (DSL) networks;
•	inadequate financial resources to promote and to market product initiatives, whether due to acceptances of Excess Cash Flow Offers or otherwise;
•	fluctuations in prevailing trade credit terms or revenues due to the adverse impact of, among other things, further telecommunications carrier bankruptcies or adverse bankruptcy related developments affecting our large carrier customers;
•	the possible inability to raise additional capital when needed, on attractive terms, or at all;

•	adverse changes in the credit markets or in the ratings given to Primus’s debt securities by nationally accredited ratings organizations, which could limit or restrict the availability, or increase the cost, of financing;
•	possible claims under our existing debt instruments which could impose constraints and limit our flexibility;
•	the inability to service substantial indebtedness and to reduce, refinance, extend, exchange, tender for or restructure debt significantly, or in amounts sufficient to conduct regular ongoing operations;
•	further changes in the telecommunications or Internet industry, including rapid technological changes, regulatory and pricing changes in our principal markets and the nature and degree of competitive pressure that we may face;
•	adverse tax or regulatory rulings from applicable authorities;
•	enhanced broadband, DSL, Internet, wireless, VoIP, date and hosting and local and long distance voice telecommunications competition;
•	changes in financial, capital market local and international and economic conditions;
•	changes in service offerings or business strategies, including the need to modify business models if performance is below expectations;
•	the effects of greater than anticipated competition requiring new pricing, marketing strategies or new product or service offerings and the risk that the combined company, following the Arbinet merger, will not respond on a timely or profitable basis;
•	difficulty in retaining existing long distance wireline and dial-up ISP customers;
•	difficulty in migrating or retaining customers associated with acquisitions of customer bases, or integrating other assets;
•	the effects of changes in both general and local economic conditions on the markets served by Primus or Arbinet, which can affect demand for its products and services, customer purchasing decisions, collectability of revenues and required levels of capital expenditures;
•	changes in the regulatory schemes or requirements and regulatory enforcement in the markets in which we operate;
•	restrictions on our ability to execute certain strategies or complete certain transactions as a result of our inexperience with new products, or limitations imposed by available cash resources, our capital structure or debt covenants;
•	aggregate margin contribution from new products is not sufficient in amount or timing to offset the margin decline in our legacy long distance voice and dial-up ISP businesses;
•	the ability to integrate successfully Arbinet’s operations into the existing operations of Primus;
•	the effects of increased expenses due to activities related to the Arbinet merger;
•	the risk that the growth opportunities and cost synergies (or other efficiencies) from the Arbinet merger may not be fully realized or may take longer to realize than expected;
•	the ability to manage effectively, after the Arbinet merger, the combined company’s operations, operating expenses and capital expenditures;
•	the effect of various buyers and sellers on the Arbinet Exchange, or members, not trading on the Arbinet Exchange or utilizing the Arbinet business’s new and additional services;
•	volatility in the volume and mix of trading activity on Arbinet’s Exchange;
•	uncertain and long member enrollment cycle in the Arbinet business;
•	the failure to manage Arbinet’s carrier services;

•	decreased trading volumes due to Arbinet’s efforts to increase call quality on the Arbinet Exchange;
•	the possible inability to hire and/or retain qualified executive management, sales, technical and other personnel;
•	risks and costs associated with our effort to locate certain activities and functions off-shore;
•	risks associated with international operations;
•	dependence on effective information and billing systems;
•	possible claims for patent infringement on products or processes employed in providing our services;
•	dependence on third parties for access to their networks to enable us to expand and manage our global network and operations and to offer broadband, DSL, local, VoIP and wireless services, including dependence upon the cooperation of incumbent carriers relating to the migration of customers;
•	dependence on the performance of our global standard asynchronous transfer mode and Internet-based protocol (ATM+IP) communications network; risks associated with maintaining and upgrading networks; and
•	adverse regulatory rulings or actions affecting our operations, including the imposition of taxes and fees, the imposition of obligations upon VoIP providers to provide enhanced 911 (E911) services and restricting access to broadband networks owned and operated by others, including the development of a national broadband network in Australia.

As such, actual results or circumstances may vary materially from such forward-looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in foreign currency exchange rates, valuations of derivatives and to changes in interest rates.

Foreign currency can have a major impact on our financial results. As of March 31, 2011, about 82% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD and USD/AUD. Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions.

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

In the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, the USD was weaker on average as compared to the AUD, CAD, EUR, and GBP; and stronger on average to the BRL. As a result, our revenue of the subsidiaries whose local currency is AUD, CAD, and GBP increased (decreased) (7.8)%, 0.2%, and 106.6% in local currency compared to the three months ended March 31, 2010, but increased (decreased) 2.6%, 5.8%, and 114.1% in USD, respectively.

Interest rates — Our 13% Senior Secured Notes and 14¼% Senior Subordinated Secured Notes are at a fixed interest rate of 13% and 14¼%, respectively. We are exposed to interest rate risk as debt refinancing may be required. Our primary exposure to market risk stems from fluctuations in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, and as a result of the material weakness described in the Company’s 2010 Annual Report on Form 10-K, our principal executive officer and our acting principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.

Our Principal Executive Officer and our Acting Principal Financial Officer have concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected or is reasonably likely to affect materially, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorable to the Company or its subsidiary or that the resolution of such matter will not have a material adverse effect upon the Company’s business, consolidated financial position, results of operations or cash flow. The Company does not believe that any of these pending claims and legal proceedings will have a material adverse effect on its business, consolidated financial position, resulted of operations or cash flow.

ITEM 1A. RISK FACTORS

See “Risk Factors” in our Form 10-K for the year ended December 31, 2010 for a detailed discussion of a wide range of factors that could materially affect the performance of Primus and the Arbinet business, which we acquired on February 28, 2011. In addition to factors affecting specific business operations and the financial results of those operations identified elsewhere in this report, factors including risks related to our industry and overall business, the Arbinet merger and regulation, along with risks associated with our financial statements, the Arbinet business and our liquidity needs and debt securities, among others could adversely affect our operations.

In addition to the matters addressed in our Form 10-K for the year ended December 31, 2010, the following matters regarding regulation of our domestic United States operations have arisen:

Federal Communications Commission (FCC) Proposed Rulemaking Regarding Universal Service and Intercarrier Compensation.  On February 9, 2011, the FCC issued a notice of proposed rulemaking regarding the universal service program and the rules governing the amounts that telecommunications carriers charge each other when they exchange voice traffic. With regard to universal service, the FCC is proposing to change the way in which it distributes subsidies. Today, universal service subsidies are generally directed towards promoting the widespread and affordable availability of low-bandwidth voice communications. The FCC is proposing to phase down support for that function in favor of support for the deployment of broadband connectivity, particularly in rural and remote parts of the United States where it is unduly expensive to deploy such technology. With regard to intercarrier compensation, the FCC is proposing, over time, to eliminate the current differences in compensation for different types of traffic (local, interstate long distance, and intrastate long distance), in favor of a regime in which all exchanges of voice between carriers would result in the same charges (either a very low rate, or a zero rate) irrespective of the technical regulatory classification of the type of call being exchanged. It is unclear when or whether the FCC will resolve these issues, and it is impossible to predict how any particular FCC decision or decisions might affect our business or our financial performance.

Proposed Rules to Implement the Truth in Caller ID Act.  On March 9, 2011, the FCC released a notice of proposed rulemaking to implement the Truth in Caller ID Act, which prohibits causing any caller identification service to knowingly transmit misleading or inaccurate caller ID information with the intent to defraud, cause harm, or wrongfully obtain anything of value. The FCC’s proposed rules would apply to interconnected VoIP providers like us, and would subject entities that violate the rules to potential monetary forfeitures. It is likely that the proposed rules will take effect later this year. We do not believe that any of our operations would contravene the proposed rules. It is unclear however, whether we would need to take any steps to ensure compliance with the new rules, and what impact, if any, such steps would have on our operations.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Date: May 20, 2011	By: /s/ James C. Keeley James C. Keeley Acting Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Separation and Release Agreement dated March 29, 2011 by and between Thomas D. Hickey and Primus Telecommunications, Inc. (incorporated by reference to the Registrant’s Form 8-K, filed with the SEC on March 29, 2011).
10.2*	Agreement dated February 11, 2011 by and between Christie A. Hill and Primus Telecommunications, Inc.
10.3	Support Agreement dated as of May 13, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2011).
31	Certifications.
32**	Certifications.

*	Filed herewith
**	These certification are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.