Form 10-Q
period 2011-06-30
PRIMUS TELECOMMUNICATIONS GROUP INC
filed 2011-08-15
CIK 1006837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 001-35210

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2011
Common Stock $0.001 par value	13,706,475

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NET REVENUE	$282,502	$194,593	$506,225	$387,610
OPERATING EXPENSES
Cost of revenue (exclusive of depreciation included below)	205,522	123,960	357,778	245,951
Selling, general and administrative	59,361	47,854	113,313	97,972
Depreciation and amortization	17,093	18,194	32,214	36,063
(Gain) loss on sale or disposal of assets	(19)	(189)	34	(179)
Goodwill impairment	—	—	14,679	—

Total operating expenses	281,957	189,819	518,018	379,807

INCOME (LOSS) FROM OPERATIONS	545	4,774	(11,793)	7,803
INTEREST EXPENSE	(7,912)	(8,733)	(16,605)	(18,059)
ACCRETION (AMORTIZATION) ON DEBT PREMIUM/DISCOUNT, net	(53)	(45)	(103)	(89)
GAIN (LOSS) ON EARLY EXTINGUISHMENT OR RESTRUCTURING OF DEBT	—	164	—	164
GAIN (LOSS) FROM CONTINGENT VALUE RIGHTS VALUATION	96	(382)	(4,288)	(2,425)
INTEREST INCOME AND OTHER INCOME (EXPENSE), net	174	153	119	363
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)	2,365	(9,623)	6,413	(3,794)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(4,785)	(13,692)	(26,257)	(16,037)
REORGANIZATION ITEMS, net	—	—	—	1

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,785)	(13,692)	(26,257)	(16,036)
INCOME TAX BENEFIT (EXPENSE)	(1,378)	1,883	(548)	4,053

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,163)	(11,809)	(26,805)	(11,983)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(89)	(1,528)	(69)	(2,217)
GAIN (LOSS) FROM SALE OF DISCONTINUED OPERATIONS, net of tax	—	193	—	193

NET INCOME (LOSS)	(6,252)	(13,144)	(26,874)	(14,007)
Less: Net (income) loss attributable to the noncontrolling interest	(90)	106	1,277	(30)

NET INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(6,342)	$(13,038)	$(25,597)	$(14,037)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations attributable to Primus Telecommunications Group, Incorporated	(0.47)	(1.20)	(2.08)	(1.24)
Income (loss) from discontinued operations	(0.01)	(0.16)	(0.01)	(0.23)
Gain (loss) from sale of discontinued operations	—	0.02	—	0.02

Net income (loss) attributable to Primus Telecommunications Group, Incorporated	(0.48)	(1.34)	(2.09)	(1.45)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	13,385	9,743	12,273	9,694

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
Income (loss) from continuing operations, net of tax	$(6,253)	$(11,703)	$(25,528)	$(12,013)
Income (loss) from discontinued operations	(89)	(1,528)	(69)	(2,217)
Gain (loss) from sale of discontinued operations	—	193	—	193

Net income (loss)	$(6,342)	$(13,038)	$(25,597)	$(14,037)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,476	$41,534
Accounts receivable (net of allowance for doubtful accounts receivable of $10,613 and $6,854 at June 30, 2011 and December 31, 2010, respectively)	99,133	76,828
Prepaid expenses and other current assets	18,593	19,439

Total current assets	149,202	137,801
RESTRICTED CASH	12,523	12,117
PROPERTY AND EQUIPMENT – Net	154,346	138,488
GOODWILL	71,113	63,731
OTHER INTANGIBLE ASSETS – Net	144,431	147,749
OTHER ASSETS	17,887	14,573

TOTAL ASSETS	$549,502	$514,459

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$63,440	$36,942
Accrued interconnection costs	25,840	29,571
Deferred revenue	12,844	12,891
Accrued expenses and other current liabilities	51,247	46,491
Accrued income taxes	7,541	7,678
Accrued interest	1,857	2,152
Current portion of long-term obligations	910	1,143

Total current liabilities	163,679	136,868
LONG-TERM OBLIGATIONS	218,607	242,748
DEFERRED TAX LIABILITY	31,683	32,208
CONTINGENT VALUE RIGHTS	23,387	19,098
OTHER LIABILITIES	2,954	503

Total liabilities	440,310	431,425
COMMITMENTS AND CONTINGENCIES (See Note 6.)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value – 20,000,000 shares authorized; none issued and outstanding	0	0
Common stock, $0.001 par value – 80,000,000 shares authorized; 13,695,236 and 9,801,463 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	14	10
Additional paid-in capital	141,088	86,984
Accumulated earnings (deficit)	(37,952)	(12,355)
Accumulated other comprehensive income (loss)	4,769	4,751

Total stockholders’ equity before noncontrolling interest	107,919	79,390

Noncontrolling interest	1,273	3,644

Total stockholders’ equity	109,192	83,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$549,502	$514,459

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,874)	$(14,007)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	—	(1)
Provision for doubtful accounts receivable	4,436	3,449
Share based compensation expense	3,354	204
Depreciation and amortization	32,219	38,413
(Gain) loss on sale or disposal of assets	34	(372)
Goodwill impairment	14,679	—
Accretion (amortization) of debt premium/discount, net	103	89
Change in fair value of Contingent Value Rights	4,288	2,425
Deferred income taxes	1,299	(4,823)
(Gain) loss on early extinguishment of debt	—	(164)
Unrealized foreign currency transaction gain on intercompany and foreign debt	(6,458)	4,148
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(8,615)	(2,820)
(Increase) decrease in prepaid expenses and other current assets	2,841	(1,114)
(Increase) decrease in other assets	(2,323)	342
Increase (decrease) in accounts payable	6,900	(2,513)
Increase (decrease) in accrued interconnection costs	(4,756)	(3,489)
Increase (decrease) in accrued expenses, deferred revenue, other current liabilities and other liabilities, net	(5,288)	(1,984)
Increase (decrease) in accrued income taxes	(336)	(1,407)
Increase (decrease) in accrued interest	(511)	218

Net cash provided by operating activities before cash reorganization items	14,992	16,594
Cash effect of reorganization items	—	(137)

Net cash provided by operating activities	14,992	16,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,880)	(10,737)
Sale of property and equipment and intangible assets	—	530
Cash acquired from business acquisitions, net of cash paid	9,599	—
Sales of marketable securities	4,087	—
Increase in restricted cash	(123)	(132)

Net cash provided by (used in) investing activities	(317)	(10,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(24,462)	(13,175)
Payment to noncontrolling interest	(1,205)	—
Proceeds from sale of common stock	1,168	—

Net cash used in financing activities	(24,499)	(13,175)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(234)	(1,505)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,058)	(8,562)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,534	42,538

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,476	$33,976

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,008	$17,879
Cash paid for taxes	431	899
Non-cash investing and financing activities:
Capital lease additions	$—	$51
Acquisition purchase consideration recorded in working-capital and long-term liabilities	2,507	—
Business acquisition purchased with Company common stock	50,609	—

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NET INCOME (LOSS)	$(6,252)	$(13,144)	$(26,874)	$(14,007)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,057)	(879)	129	(1,077)

COMPREHENSIVE INCOME (LOSS)	(7,309)	(14,023)	(26,745)	(15,084)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(102)	213	1,166	(33)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED	$(7,411)	$(13,810)	$(25,579)	$(15,117)

See notes to condensed consolidated financial statements.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Primus Telecommunications Group, Incorporated and subsidiaries (the “Company” or “Primus”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such principles and regulations. In the opinion of management, the financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations, cash flows and comprehensive income (loss) for the interim periods. The results for the Company’s three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The results for all periods presented in this Quarterly Report on Form 10-Q reflect the activities of certain operations as discontinued operations (see Note 11 — “Discontinued Operations”).

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

On June 23, 2011, the Company began to trade its common stock on the New York Stock Exchange under the ticker symbol “PTGI.” At that time, trading of its common stock on the OTC Bulletin Board under the ticker symbol “PMUG” ceased.

2. ACQUISITIONS

Arbinet Corporation Acquisition

On February 28, 2011, the Company completed its previously announced acquisition of Arbinet Corporation, a Delaware corporation (“Arbinet”). Arbinet is a provider of wholesale telecom exchange services to carriers and the Company purchased Arbinet to supplement its existing International Carrier Services operations. Pursuant to the terms of the Agreement and Plan of Merger dated as of November 10, 2010, as amended by Amendment No. 1 dated December 14, 2010, by and among Primus, PTG Investments, Inc., a Delaware corporation and a wholly-owned subsidiary of Primus (“Merger Sub”), and Arbinet, Merger Sub merged with and into Arbinet with Arbinet surviving the merger as a wholly-owned subsidiary of Primus.

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

The components of the consideration transferred follow (in thousands):

Consideration attributable to stock issued (1)	$50,432
Consideration attributable to earned replaced equity awards (2)	177

Total consideration transferred	$50,609

(1)	The fair value of the Company’s common stock on the acquisition date was $15.60 per share based on the closing value of its common stock traded on the over-the-counter bulletin board. The Company issued 3,232,812 shares of stock to effect this merger.
(2)	The portion of the acquisition fair value of Arbinet converted stock-based awards attributable to pre-merger employee service was part of consideration. At the merger closing 50% of the unvested and outstanding Arbinet awards vested. The portion of the fair value-based measure of the replaced awards assigned to past services (including those for which vesting accelerated at the merger closing and those that were already vested at the date of the merger closing) was included in the consideration transferred.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Preliminary Recording of Assets Acquired and Liabilities Assumed

The transaction was accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date.

Estimates of fair value included in the financial statements, in conformity with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurements and Disclosures,” (“ASC 820”), represent the Company’s best estimates and valuations developed with the assistance of independent appraisers and, where the following have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with ASC No. 805, “Business Combinations,” (“ASC 805”), the allocation of the consideration value is subject to additional adjustment until the Company has completed its analysis. The Company’s analysis and any additional adjustments are required to be made by February 28, 2012, the one year anniversary of the date of the acquisition, which was February 28, 2011, to provide the Company with the time to complete the valuation of its assets and liabilities.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash & cash equivalents	$12,415
Marketable securities	4,044
Accounts receivable	16,205
Other current assets	1,309
Property and equipment (1)	20,233
Intercompany receivable	309
Goodwill (3)	19,360
Customer list (2)	900
Other intangible assets	700
Other assets	1,738

Total assets acquired	$77,213

Trade payables	$18,280
Accrued interconnection costs	143
Accrued liabilities	2,312
Other current liabilities	3,182
Current portion of long-term obligations	68
Long-term obligations	99
Other long-term liabilities	2,520

Total liabilities assumed	$26,604

Net assets acquired	$50,609

(1)	Property and equipment were measured primarily using an income approach. The fair value measurements of the assets were based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The significant inputs included Arbinet resources, assumed future revenue profiles, weighted average cost of capital of 13.0 percent, gross margin at 7.2 percent and assumptions on the timing and amount of future development and operating costs. The property and equipment additions were segmented as part of a new stand-alone reporting unit which will be aggregated with International Carrier Services when integration activities are substantially complete.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

(2)	Identifiable intangible assets and other assets were measured using a combination of an income approach and a market approach (Level 3). Identifiable intangible assets are subject to amortization and the customer list will be amortized over 15 years.
(3)	Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits, primarily as a result of expected synergies expected from the combination, arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized as part of a new stand-alone reporting unit which will be aggregated with International Carrier Services when integration activities are substantially complete. Goodwill is not amortized and is not deductible for tax purposes.

Arbinet Results and Pro Forma Impact of Merger

The following table presents revenues for Arbinet for the periods presented (in thousands):

	Three months ended June 30, 2011	Acquisition Date through June 30, 2011
Net revenue	$73,134	$99,914

The Company incurred a total of $1.7 million in transaction costs related to the merger. Transaction-related costs were expensed as incurred except for $1.0 million of costs incurred to issue common stock to effect the merger which were recorded as an offset to additional paid in capital. The transaction-related costs recognized in the line item “selling, general, and administrative expenses,” in the condensed consolidated statement of operations during the three and six months ended June 30, 2011 were zero and $0.2 million, respectively. The fair value of the total consideration paid for the assets acquired and liabilities assumed increased significantly from the date of the merger agreement, November 10, 2010, to the closing date February 28, 2011. This event triggered the Company to perform a Step 1 impairment test as related to the goodwill which arose from this acquisition. See Note 4 — “Goodwill and Other Intangible Assets,” for more details on the testing. The results of the Step 1 and Step 2 tests required the Company to recognize $14.7 million of impairment expense during the three months ended March 31, 2011. The following table presents pro forma information for the Company as if the merger of Arbinet had occurred at the beginning of each period presented (in thousands, except for per share amounts):

	Three months ended June 30,
	2011	2010
Net revenue	$282,502	$271,944
Net income (loss) attributable to continuing operations for Primus	(6,253)	(15,495)
Net income (loss) attributable to discontinued operations for Primus	(89)	(1,528)
Income (loss) per common share for continuing operations net of tax	$(0.47)	$(1.19)
Income (loss) per common share for discontinued operations	(0.01)	(0.12)

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

	Six months ended June 30,
	2011	2010
Net revenue	$558,387	$549,814
Net income (loss) attributable to continuing operations for Primus	(24,265)	(20,745)
Net income (loss) attributable to discontinued operations for Primus	(69)	(2,217)
Income (loss) per common share for continuing operations net of tax	$(1.98)	$(1.60)
Income (loss) per common share for discontinued operations	(0.01)	(0.17)

The historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the merger and factually supportable. The unaudited pro forma consolidated results are not necessarily indicative of what the consolidated results of operations actually would have been had the Company completed the merger on January 1, 2011 or January 1, 2010. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

Incentive Program

Under the terms of the merger agreement, outstanding Arbinet stock-based awards were converted into Primus stock-based awards based on the merger exchange ratio. The converted Arbinet awards, granted under Arbinet’s 1997 and 2004 Stock Incentive Plans, include restricted stock awards, stock options, stock appreciation rights and restricted stock units. The grant date for the converted Arbinet awards is considered to be the closing date of the merger for purposes of calculating fair value. The maximum term of the Arbinet awards is ten years. No additional awards will be issued under either Arbinet plan.

Unlimitel Inc. and HMNET Technologies, Inc. Acquisitions

During the first quarter of 2011 one of the Company’s Canadian subsidiaries completed the acquisitions of the customer base and fixed assets of Unlimitel Inc. (“Unlimitel”) and HMNet Technologies Inc. (“HMNet”), both commercial VoIP providers. The total consideration transferred to complete the acquisitions was approximately $3.1 million. The cash payments associated with the acquisitions are as follows: $1.0 million was paid upon closing, $0.3 million was paid during the second quarter of 2011, $1.4 million is payable upon the one-year anniversary of the closing date, and $0.4 million is payable upon the two-year anniversary of the closing date.

The table below sets forth the final Unlimitel and HMNet purchase price allocation (in thousands). The purchase price allocation resulted in goodwill of $1.8 million. The valuation of intangible assets was evaluated using Level 3 inputs.

As of June 30, 2011
Cash and cash equivalents	$331
Property and equipment	136
Identifiable intangible asset:
Customer relationships	1,229
Goodwill	1,842
Other assets and liabilities, net	(119)
Deferred income tax	(318)

Allocation of purchase consideration	$3,101

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

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

Goodwill from the Company’s Unlimitel and HMNet acquisitions was the excess of the consideration transferred over the net assets recognized, which represents the value of acquired employees along with the expected synergies from the combination of Unlimitel Inc. and HMNet Technologies Inc. and the Company’s operations. Goodwill resulting from the acquisition of Unlimitel Inc. and HMNet Technologies Inc. is not deductible for tax purposes.

Hyperlink Australia Pty Ltd. Acquisition

During the first quarter of 2011 one of the Company’s Australian subsidiaries completed the acquisition of the customer relationships and fixed assets of Hyperlink Australia Pty Ltd. (“Hyperlink”), a managed data center services provider. The total consideration transferred to complete the acquisition of Hyperlink totaled $1.5 million which included cash paid of $0.8 million and routine working capital adjustments of $0.7 million.

The table below sets forth the final Hyperlink purchase price allocation (in thousands). The fair value of the property and equipment were determined based on Level 3 inputs. The valuation of intangible assets was evaluated using Level 3 inputs.

As of June 30, 2011
Property and equipment	$128
Identifiable intangible asset:
Customer relationships	1,467
Other assets and liabilities, net	(69)

Allocation of purchase consideration	$1,526

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries and all other subsidiaries over which the Company exerts control. The Company owns 45.6% of Globility Communications Corporation (GCC) through direct and indirect ownership structures. GCC paid a dividend in April 2011, of which $1.2 million was attributable to the noncontrolling interest shareholder. The results of GCC and its subsidiary are consolidated with the Company’s results based on guidance from ASC No. 810, “Consolidation,” (“ASC 810”). All intercompany profits, transactions and balances have been eliminated in consolidation.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

ASC No. 810 changed the presentation of outstanding noncontrolling interests in one or more subsidiaries or the deconsolidation of those subsidiaries. Reconciliations at the beginning and the end of the period of the total equity, equity attributable to the Company and equity attributable to the noncontrolling interest for the six months ended June 30, 2011 and six months ended June 30, 2010 are as follows (in thousands):

			For the Six Months Ended June 30, 2011
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock				Accumulated Other Comprehensive Income (Loss)
	Total	Comprehensive Loss	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)		Noncontrolling Interest
Balance as of December 31, 2010	$83,034		9,801	$10	$86,984	$(12,355)	$4,751	$3,644
Share based compensation expense	3,354				3,354
Common shares issued in connection with the Management Compensation Plan, as Amended	1,168		661	1	1,167
Transaction costs of merger	(1,023)				(1,023)
Stock consideration issued for merger	50,609		3,233	3	50,606
Dividend to noncontrolling interest	(1,205)		—	—	—			(1,205)
Comprehensive income (loss)
Net income (loss)	(26,874)	(26,874)				(25,597)		(1,277)
Other comprehensive income (loss)	129	129					18	111

Comprehensive income (loss)	(26,745)	(26,745)

Balance as of June 30, 2011	$109,192		13,695	$14	$141,088	$(37,952)	$4,769	$1,273

			For the Six Months Ended June 30, 2010
			Primus Telecommunications Group, Incorporated Shareholders
			Common Stock				Accumulated Other Comprehensive Income (Loss)
	Total	Comprehensive Loss	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)		Noncontrolling Interest
Balance as of December 31, 2009	$99,909		9,600	$10	$85,533	$6,732	$4,064	$3,570
Share based compensation expense	204				204
Common shares issued in connection with the Management Compensation Plan, as Amended	(344)		143		(344)
Comprehensive income (loss)
Net income (loss)	(14,007)	$(14,007)				(14,037)		30
Other comprehensive income (loss)	(1,077)	(1,077)					(1,080)	3

Comprehensive income (loss)	(15,084)	$(15,084)

Balance as of June 30, 2010	$84,685		9,743	$10	$85,393	$(7,305)	$2,984	$3,603

Discontinued Operations — During 2010 the Company classified its European retail operations as discontinued operations. The Company has applied retrospective adjustments to the three months and six months ended June 30, 2010 to reflect the effects of the discontinued operations that occurred subsequent to June 30, 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations. See Note 11 —“Discontinued Operations,” for further information.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

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

Business Combinations — The Company is required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain of the intangible assets and subsequently assessing the realizability of such assets include, but are not limited to, future expected cash flows from the revenues, customer contracts and discount rates. Management’s estimates of fair value are based on assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions and subsequent assessment of impairment of the assets may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill and Other Intangible Assets — Under ASC No. 350, “Intangibles — Goodwill and Other,” (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC No. 360, “Property, Plant and Equipment,” (“ASC 360”).

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

Step 2 measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined; through an allocation of the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

The Company’s reporting units are the same as its operating segments, except as discussed in Note 4 related to Arbinet, as each segment’s components have been aggregated and deemed a single reporting unit because they have similar economic characteristics. Each component is similar in that they each provide telecommunications services for which all of the resources and costs are drawn from the same pool, and are evaluated using the same business factors by management.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s assessment of a number of factors, including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, as well as industry and general economic data from third party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Intangible assets subject to amortization consist of certain trade names and customer relationships. These finite lived intangible assets are amortized based on their estimated useful lives. Such assets are subject to the impairment provisions of ASC 360, wherein impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded if after determining that it is not recoverable, the carrying amount exceeds the fair value of the asset.

Derivative Instruments — Pursuant to the terms of the Company’s 2009 bankruptcy reorganization (the “Reorganization Plan”), the Company issued to holders of the Company’s common stock prior to the effectiveness of the Reorganization Plan contingent value rights (“CVRs”) to receive up to an aggregate of 2,665,000 shares (the “CVR Shares”) of the Company’s common stock. In connection with the issuance of the CVRs, the Company entered into a Contingent Value Rights Distribution Agreement (the “CVR Agreement”), in favor of holders of CVRs thereunder, dated as of July 1, 2009.

Due to the nature of the CVRs, the Company accounted for the instrument in accordance with ASC No. 815, “Derivatives and Hedging,” as well as related interpretations of this standard. The Company determined the CVRs to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Upon issuance, the Company estimated the fair value of its CVRs using a Black-Scholes pricing model and consequently recorded a liability of $2.6 million in the balance sheet caption “other liabilities” as part of fresh-start accounting. The change in value is reflected in the condensed consolidated statements of operations as gain (loss) from contingent value rights valuation. The Company’s estimates of fair value of its CVRs are correlated to and reflective of the Company’s common stock price trends; in general, as the value of the Company’s common stock increases, the estimated fair value of the CVRs also increases and, as a result, the Company recognizes a change in value of its CVRs as loss from contingent value rights valuation. Conversely and also in general, as the value of the Company’s common stock decreases, the estimated fair value of the CVRs also decreases and as a result the Company would recognize a change in value of the CVRs as gain from contingent value rights valuation. See Note 9 — “Fair Value of Financial Instruments and Derivatives”.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, accrued interconnection cost disputes, the fair value of derivatives, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of the Company’s stock options required by ASC No. 718, “Stock Compensation”, income taxes and various tax contingencies.

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

Newly Adopted Accounting Principles

In January 2010, an update was issued to the Fair Value Measurements and Disclosures Topic, ASC 820, ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update requires (a) an entity to disclose

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for the Company on January 1, 2010, except for Level 3 reconciliation disclosures which went into effect on January 1, 2011. On January 1, 2011 the Company adopted this update and did not have a material impact on the disclosures to the condensed consolidated financial statements.

In December 2010, an update was made to the Intangibles — Goodwill and Other Topic, ASC 350, ASU 2010-28, “Goodwill Impairment Testing in Reporting Units with a Zero or Negative Carrying Amount,” which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update became effective for us on January 1, 2011. We do not foresee this accounting update having a material effect on our consolidated financial statements in future periods, although that could change.

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

New Accounting Pronouncements

On January 1, 2011, the Company prospectively adopted the FASB update to revenue recognition for multiple-deliverable arrangements. The update requires the establishment of a selling price hierarchy for determining the selling price of a deliverable. The hierarchy is: vendor specific objective evidence if available, third party evidence if vendor-specific objective evidence is not available or estimated selling price if neither of the aforementioned is available. The residual method of revenue allocation is no longer permissible. We believe that this accounting standard update will not change our units of accounting for bundled arrangements, or the allocation of our products and services. We do not foresee this accounting update having a material effect on our consolidated financials in future periods, although that could change.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test, a two-step test, annually and more frequently when negative conditions or triggering events arise.

On February 28, 2011 the Company acquired Arbinet for stock consideration of $50.6 million in a stock for stock transaction. See Note 2 — “Acquisitions.” Because the Company’s stock price rose significantly between the signing of the merger agreement on November 10, 2010 and the close of the merger on February 28, 2011 from a closing price of $9.57 per share to $15.60 per share, the fixed-share consideration fair value also rose. Because Arbinet’s enterprise value may not have increased within similar levels over that time period, the Company determined that a goodwill impairment assessment was immediately necessary post-merger. On the day of the merger, Arbinet was a stand-alone business with its own cash flows and management structure, and the Company evaluated it as a separate reporting unit. The Company determined the preliminary enterprise value of Arbinet to be $36.2 million, which was less than the carrying value of $50.6 million. For Step 2 of the testing, the fair value of the assets acquired

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

and liabilities assumed was deemed to be equal to that which was used for the purchase price allocation. Based on an enterprise value of $36.2 million and the fair value of the assets acquired and liabilities assumed at purchase, the company calculated $4.7 million of implied goodwill. Because the carrying value of goodwill was greater than the implied goodwill, $14.7 million was recorded as goodwill impairment expense in the three months ended March 31, 2011.

The intangible assets not subject to amortization consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Trade names	$76,900	$76,200
Goodwill	$71,113	$63,731

The changes in the carrying amount of trade names and goodwill by reporting unit for the six months ended June 30, 2011 are as follows (in thousands):

Goodwill

	United States	Canada	Australia	Brazil	Total
Balance as of December 31, 2010	$29,960	$31,775	$1,950	$46	$63,731
Effect of change in foreign currency exchange rates	—	772	84	3	859
Acquisition of business	19,360	1,842	—	—	21,202
Accumulated impairment loss	(14,679)	—	—	—	(14,679)

Balance as of June 30, 2011	$34,641	$34,389	$2,034	$49	$71,113

Trade Names

	United States	Canada	Australia	Europe	Brazil	Total
Balance as of December 31, 2010	$76,200	$—	$—	$—	$—	$76,200
Acquisition of business	700	—	—	—	—	700

Balance as of June 30, 2011	$76,900	$—	$—	$—	$—	$76,900

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names	$4,122	$(719)	$3,403	$4,083	$(593)	$3,490
Customer relationships	110,979	(46,851)	64,128	104,553	(36,494)	68,059

Total	$115,101	$(47,570)	$67,531	$108,636	$(37,087)	$71,549

Amortization expense for trade names and customer relationships for the three months and six months ended June 30, 2011 was $4.9 million and $9.6 million, respectively, compared to $5.7 million and $11.1 million, respectively for the three and six months ended June 30, 2010.

The Company expects amortization expense for trade names and customer relationships for the remainder of 2011, the years ending December 31, 2012, 2013, 2014, 2015, and thereafter to be approximately $10.4 million, $13.7 million, $10.1 million, $7.2 million, $5.5 million and $20.6 million, respectively.

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Obligations under capital leases and other	$1,252	$1,667
13% Senior Secured Notes due 2016	129,968	130,000
14 1/4% Senior Subordinated Secured Notes due 2013	90,000	114,015

Subtotal	$221,220	$245,682
Original issue discount on Senior Secured Notes	(1,703)	(1,791)

Subtotal	$219,517	$243,891
Less: Current portion of long-term obligations	(910)	(1,143)

Total long-term obligations	$218,607	$242,748

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The following table reflects the contractual payments of principal and interest for the Company’s long-term obligations as of June 30, 2011:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes due 2016	14 1/4% Senior Subordinated Secured Notes due 2013	Total
2011 (as of June 30, 2011)	$645	$8,448	$6,413	$15,506
2012	423	16,896	12,825	30,144
2013	207	16,896	96,413	113,516
2014	31	16,896	—	16,927
2015	—	16,896	—	16,896
Thereafter	—	146,420	—	146,420

Total minimum principal & interest payments	1,306	222,452	115,651	339,409
Less: Amount representing interest	(54)	(92,484)	(25,651)	(118,189)

Total long-term obligations	$1,252	$129,968	$90,000	$221,220

13% Senior Secured Notes due 2016

On April 19, 2011, Primus Telecommunications Holding Inc. (“Holding”) and Primus Telecommunications Canada Inc. (“Primus Canada”), both wholly-owned subsidiaries of the Company commenced an offer to purchase (the “Offer to Purchase”) up to 5,200 Units, each such Unit consisting of $1,000 principal amount of 13% Senior Secured Notes due 2016 (the “13% Notes”) issued by Holding and Primus Canada, at a purchase price in cash equal to 100% of the principal amount of 13% Notes validly tendered (and not validly withdrawn) prior to the expiration time, plus accrued but unpaid interest thereon to the settlement date for the Offer to Purchase. The Offer to Purchase was made pursuant to the excess cash flow covenant in the terms of the indenture governing the 13% Notes. The Offer to Purchase expired on May 17, 2011 and $32,000 principal amount of 13% Notes were tendered and repurchased pursuant to the Offer to Purchase.

14  1/4% Senior Subordinated Secured Notes due 2013

On April 15, 2011, the Company redeemed $24.0 million principal amount of 14 1/4% Senior Subordinated Secured Notes due 2013 (the “14 1/4% Notes”) issued by Primus Telecommunications IHC, Inc. (“IHC”). Accrued interest to, but excluding the redemption date, of $1.3 million on the redeemed portion of the 14 1/4% Notes was also paid on the redemption date. There was $90.0 million principal amount of the 14 1/4% Notes remaining outstanding after this redemption.

Exchange Offer

On June 6, 2011, the Company announced the commencement of private offers to exchange new 10.00% Senior Secured Notes due 2017 issued by Holding for outstanding Units of the 13% Notes and 14 1/4% Notes and the commencement of consent solicitations by Holding and Primus Canada to amend the indenture governing the 13% Notes to eliminate most restrictive covenants and certain events of default and to release the collateral securing the 13% Notes. On July 7, 2011, Holding and Primus Canada consummated the exchange offers and consent solicitation. See Note 13 — “Subsequent Events,” for further information.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under capital leases and other purchase obligations and non-cancellable operating leases as of June 30, 2011 are as follows (in thousands):

Year Ending December 31,	Capital Leases and Other	Purchase Obligations	Operating Leases
2011 (as of June 30, 2011)	$645	$17,897	$9,800
2012	423	8,073	17,791
2013	207	3,162	14,475
2014	31	1,162	10,211
2015	—	54	8,136
Thereafter	—	—	20,003

Total minimum principal & interest payments	1,306	30,348	80,416
Less: Amount representing interest	(54)	—	—

Total long-term obligations	$1,252	$30,348	$80,416

The Company has contractual obligations to utilize an external vendor for certain customer support functions and to utilize network facilities from certain carriers with terms greater than one year. Generally, the Company does not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term or at rates below or above market value. The Company made payments under purchase commitments of $17.6 million and $15.3 million for the six months ended June 30, 2011 and 2010, respectively.

The Company’s rent expense under operating leases was $4.6 million and $8.8 million for the three and six months ended June 30, 2011, respectively, and $3.7 million and $7.5 million for the three and six months ended June 30, 2010, respectively.

Litigation

Legal Proceedings

The Company and its subsidiaries are subject to claims and legal proceedings that arise in the ordinary course of business. Each of these matters is inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or its subsidiaries or that the resolution of any such matter will not have a material adverse effect upon the Company’s business, consolidated financial position, results of operations or cash flow. The Company does not believe that any of these pending claims and legal proceedings will have a material adverse effect on its business, consolidated financial position, results of operations or cash flow.

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

The Company uses a Black-Scholes option valuation model to determine the fair value of share-based compensation under the accounting guidance. The Black-Scholes model incorporates various assumptions including the expected option life, expected volatility, risk-free interest rates and dividend yield. The expected option life is no less than the award’s vesting period and is based on the Company’s historical experience. Expected volatility is based on historical realized volatility of the stock of the Company and guideline companies. The risk-free interest rate is approximated using rates available on U.S. Treasury securities in effect at the time of grant with a remaining term similar to the award’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

No options were granted during the six months ended June 30, 2010, while 2.5 thousand options were granted during the six months ended June 30, 2011. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average for the year:

	Six Months Ended June 30,
	2011	2010
Expected option life	6 Years	N/A
Risk-free interest rate	1.43%	N/A
Expected volatility	43%	N/A
Dividend yield	0.00%	N/A

Total share-based compensation expense recognized by the Company in the three months ended June 30, 2011 and 2010 was $2.3 million and $0.1 million, respectively, compared to $3.4 million and $0.2 million, respectively, for the six months ended June 30, 2011 and 2010. Most of the Company’s stock options vest ratably during the vesting period. The Company recognizes compensation expense for options using the straight-line basis, reduced by estimated forfeitures.

The Management Compensation Plan, as Amended provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other share-based or cash-based performance awards (collectively, “awards”).

At the closing of the acquisition of Arbinet on February 28, 2011, the Company reserved approximately 95,000 additional shares of its common stock for issuance in connection with its assumption of Arbinet’s outstanding options, warrants, stock appreciation rights and restricted stock units. As of June 30, 2011, 208 shares of common stock were reserved for warrants to purchase common stock. These warrants are exercisable at $34.32 per share and will expire in 2012.

Restricted Stock Units (RSUs)

A summary of the Company’s restricted stock units activity during the six months ended June 30, 2011 is as follows:

	Six Months Ended June 30, 2011
	Shares	Weighted Average Grant Date Fair Value
Unvested – December 31, 2010	474,851	$8.14
Granted	143,390	$14.27
Vested	(377,629)	$9.36
Forfeitures	(6,319)	$10.25

Unvested – June 30, 2011	234,293	$9.87

As of June 30, 2011, the Company had 0.2 million unvested RSU’s outstanding of which $2.0 million of compensation expense is expected to be recognized over the weighted average remaining period of 1.5 years. The number of unvested RSU’s expected to vest is 0.2 million.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Stock Options and Stock Appreciation Rights

A summary of the Company’s stock option and stock appreciation rights activity during the six months ended June 30, 2011 is as follows:

	Six Months Ended June 30, 2011
	Shares	Weighted Average Exercise Price
Outstanding – December 31, 2010	185,300	$11.34
Granted	2,500	$13.75
Exercised	(106,779)	$12.49
Forfeitures	(3,804)	$14.77
Arbinet merger	87,195	$14.99

Outstanding – June 30, 2011	164,412	$12.49

Eligible for exercise	110,381	$13.42

The following table summarizes the intrinsic values and remaining contractual terms of the Company’s stock options and stock appreciation rights:

	Intrinsic Value	Weighted Average Remaining Life in Years
Options outstanding – June 30, 2011	$648,676	7.86
Options exercisable – June 30, 2011	375,180	7.44

As of June 30, 2011, the Company had 0.1 million unvested stock options and stock appreciation rights outstanding of which $0.2 million of compensation expense is expected to be recognized over the weighted average remaining period of 2.0 years. The number of unvested stock options and stock appreciation rights expected to vest is 0.1 million shares, with a weighted average remaining life of 7.8 years, a weighted average exercise price of $12.52, and an intrinsic value of $0.2 million.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The Company is currently under examination in Canada and certain other foreign tax jurisdictions, which, in the aggregate, are individually not material.

The Company adopted the provisions of ASC No. 740, “Income Taxes,” on January 1, 2007. It is expected that the amount of unrecognized tax benefits, reflected in the Company’s financial statements, will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. During the three and six months ended June 30, 2011, penalties and interest were immaterial. As of June 30, 2011, the gross unrecognized tax benefit on the balance sheet was $88.4 million.

Pursuant to Section 382 of the Internal Revenue Code (“IRC Sec. 382”), the Company believes that it underwent an ownership change for tax purposes on February 28, 2011, the Arbinet acquisition date. This conclusion is based on the Schedule 13D and Schedule 13G filings concerning Company securities, as filed with the United States Securities and Exchange Commission. A previous ownership change took place on July 1, 2009, as a result of the emergence from bankruptcy under the Reorganization Plan. As a result, the use of the Company’s net operating losses will be subject to an annual limitation under IRC Sec. 382 of approximately $1.6 million.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to relatively short periods to maturity. The estimated aggregate fair value of the Company’s 13% Senior Secured Notes and 14 1/4% Senior Subordinated Secured Notes, based on quoted market prices, was $224.9 million and $247.8 million at June 30, 2011 and December 31, 2010, respectively. The aggregate carrying value of the Company’s 13% Senior Secured Notes and 14 1/4% Senior Subordinated Secured Notes was $218.3 million and $242.2 million at June 30, 2011 and December 31, 2010, respectively.

See table below for a summary of the Company’s financial instruments accounted for at fair value on a recurring basis:

		Fair Value as of June 30, 2011, using:
	June 30, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$23,387	—	$23,387	—

Total	$23,387	—	$23,387	—

		Fair Value as of December 31, 2010, using:
	December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent Value Rights (CVRs)	$19,098	—	$19,098	—

Total	$19,098	—	$19,098	—

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The CVRs are marked to fair value at each balance sheet date. The change in value is reflected in our condensed consolidated statements of operations. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model. During the three months ended June 30, 2011 and 2010, ($0.1) million and $0.4 million, respectively, of (income) expense was recognized as a result of marking the CVRs to their fair value, and $4.3 million and $2.4 million, respectively, of expense during the six months ended June 30, 2011 and 2010.

10. OPERATING SEGMENT AND RELATED INFORMATION

The Company has six reportable operating segments based on management’s organization of the enterprise — United States, Canada, Europe, Australia, the International Carrier Services (“ICS”) business from the United States and Europe, which is managed as a separate global segment, into which Arbinet will be integrated, and Other. The Company evaluates the performance of its segments and allocates resources to them based upon net revenue and income (loss) from operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net revenue by geographic segment is reported on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues. Corporate assets, capital expenditures and property and equipment are included in the United States segment, while corporate expenses are presented separately in income (loss) from operations. The assets of the ICS business are indistinguishable from the respective geographic segments. Therefore, any reporting related to the ICS business for assets, capital expenditures or other balance sheet items is impractical.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Summary information with respect to the Company’s operating segments is as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net Revenue by Geographic Region
United States	$59,758	$29,224	$99,307	$56,604
Canada	64,060	58,024	124,896	115,500
Asia-Pacific	73,908	67,487	145,834	137,385
Europe	77,478	32,808	122,119	65,801
Brazil	7,298	7,050	14,069	12,320

Total	$282,502	$194,593	$506,225	$387,610

Net Revenue by Segment
United States	$10,736	$12,840	$21,919	$26,706
Canada	64,060	58,024	124,896	115,500
Australia	73,681	67,487	145,413	137,385
International Carrier Services	126,529	49,192	199,551	95,699
Other	7,496	7,050	14,446	12,320

Total	$282,502	$194,593	$506,225	$387,610

Provision for Doubtful Accounts Receivable
United States	$230	$583	$716	$1,114
Canada	885	624	1,698	1,469
Australia	622	625	1,319	1,362
International Carrier Services	289	(499)	455	(989)
Other	129	110	236	193

Total	$2,155	$1,443	$4,424	$3,149

Income (Loss) from Operations
United States	$131	$881	$546	$90
Canada	4,970	3,041	9,497	5,983
Australia	2,793	1,744	6,538	5,880
International Carrier Services	(1,445)	1,794	(18,023)	2,645
Other	(19)	(163)	281	(181)

Total From Operating Segments	6,430	7,297	(1,161)	14,417
Corporate	(5,885)	(2,523)	(10,632)	(6,614)

Total	$545	$4,774	$(11,793)	$7,803

Capital Expenditures
United States	$296	$427	$528	$618
Canada	2,719	2,723	5,308	4,948
Europe	—	201	—	284
Australia	3,792	2,037	6,844	4,311
International Carrier Services	561	—	837	—
Other	139	436	363	576

Total	$7,507	$5,824	$13,880	$10,737

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	June 30, 2011	December 31, 2010
Property and Equipment – Net
United States	$23,138	$8,039
Canada	54,849	56,476
Europe	3,363	1,650
Australia	70,044	70,261
Brazil	2,952	2,062

Total	$154,346	$138,488

	June 30, 2011	December 31, 2010
Assets
United States	$142,116	$107,298
Canada	199,774	206,310
Europe	56,564	52,278
Australia	138,826	137,225
Brazil	12,222	11,348

Total	$549,502	$514,459

The Company offers four main products — retail voice, ICS, Data/Internet and retail VoIP. Net revenue information with respect to the Company’s products is as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Retail voice	$94,581	$88,922	$186,291	$179,855
International carrier services	126,529	49,192	199,551	95,699
Data/Internet	53,012	48,291	103,914	95,154
Retail VoIP	8,380	8,188	16,469	16,902

Total	$282,502	$194,593	$506,225	$387,610

11. DISCONTINUED OPERATIONS

In the second quarter 2010, the Company sold certain assets of its Spain retail operations. The sale price was $0.3 million. The Company recorded a $0.2 million gain from sale of these retail operations during the second quarter 2010.

During the third quarter 2010, the Company committed to dispose of and began actively soliciting the disposition of its Europe segment, also known as the Company’s remaining European retail operations. The Company sold its Belgian operations, to Webcetra BVBA, for a sale price of approximately $1.3 million during the third quarter and as a result, recorded a $40 thousand gain from the sale. In October 2010 the Company completed the sale of its United Kingdom retail operations customer base and certain of its assets to NewCall Telecom Ltd., for a sale price of approximately $6.8 million, including a note receivable of $2.1 million, and completed the sale of its Italian retail operations customer base for approximately $0.2 million; as a result the Company recorded a gain of $2.4 million and a loss of $0.3 million, respectively, from the sale of these assets. The Company sold its operations located in France, to AFone, during December 2010 for a sale price of approximately $4.0 million. In addition,

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

AFone assumed all of the existing liabilities of the France operations. Consequently the Company recognized a gain from the sale of these operations of approximately $0.9 million. Consideration received from the sale of the France operations included a note receivable of $1.3 million.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Net revenue	$(30)	$11,638
Operating expenses	174	13,146

Income (loss) from operations	(204)	(1,508)
Interest expense	—	(14)
Interest income and other income	30	234
Foreign currency transaction gain (loss)	86	(350)

Income (loss) before income tax	(88)	(1,638)
Income tax (expense) benefit	(1)	110

Income (loss) from discontinued operations	$(89)	$(1,528)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net revenue	$(12)	$24,402
Operating expenses	497	26,570

Income (loss) from operations	(509)	(2,168)
Interest expense	—	(25)
Interest income and other income	365	236
Foreign currency transaction gain (loss)	76	(198)

Income (loss) before income tax	(68)	(2,155)
Income tax expense	(1)	(62)

Income (loss) from discontinued operations	$(69)	$(2,217)

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The Company had no dilutive common share equivalents during the three months and six months ended June 30, 2011, due to the results of operations being a net loss. For the three months and six months ended June 30, 2011, the following were potentially dilutive but were excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.4 million shares issuable upon exercise of stock options and RSUs,

•	4.5 million shares issuable upon exercise of stock warrants, and

•	2.7 million shares issuable upon exercise of CVRs.

For the three months and six months ended June 30, 2010, the following could potentially dilute income per common share in the future but was excluded from the calculation of diluted loss per common share due to their antidilutive effect:

•	0.6 million shares issuable upon exercise of stock options and RSUs,

•	4.5 million shares issuable upon exercise of stock warrants, and

•	2.7 million shares issuable upon exercise of CVRs.

A calculation of basic income (loss) per common share to diluted income (loss) per common share is below (in thousands, except per share amounts):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Income (loss) from continuing operations	$(6,253)	$(11,703)	$(25,528)	$(12,013)
Income (loss) from discontinued operations, net of tax	(89)	(1,528)	(69)	(2,217)
Gain (loss) from sale of discontinued operations, net of tax	—	193	—	193

Net income (loss) attributable to common stockholders – basic and diluted	(6,342)	(13,038)	(25,597)	(14,037)

Weighted average common shares outstanding – basic and diluted	13,385	9,743	12,273	9,694

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(0.47)	$(1.20)	$(2.08)	$(1.24)
Income (loss) from discontinued operations	(0.01)	(0.16)	(0.01)	(0.23)
Gain (loss) from sale of discontinued operations	—	0.02	—	0.02

Net income (loss) attributable to common stockholders	$(0.48)	$(1.34)	$(2.09)	$(1.45)

13. SUBSEQUENT EVENTS

Exchange Offer and Consent Solicitation

On July 7, 2011, Holding in connection with the consummation of the private (i) exchange offers (the “Exchange Offers”) for any and all outstanding Units representing the 13% Notes issued by Holding and Primus Canada, and the 14.25% Notes issued by IHC, and (ii) consent solicitation (the “Consent Solicitation”) to amend the indenture governing the 13% Notes and release the collateral securing the 13% Notes, issued $240.2 million aggregate principal amount of 10.00% Senior Secured Notes due 2017 (the “New Notes”). The New Notes were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), only (i) to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act), (ii) outside the United States, to persons who are not “U.S. persons” (as defined in Regulation S under the Securities Act), and (iii) to “institutional accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act).

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The New Notes are governed by an indenture, dated as of July 7, 2011 (the “New Notes Indenture”), by and among Holding, the guarantors of the New Notes named therein, including the Company (the “Guarantors”), and U.S. Bank National Association, as trustee and collateral trustee. The New Notes bear interest at a rate of 10.00% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2011. The New Notes will mature on April 15, 2017.

The New Notes and related guarantees are secured by a pledge of and first lien security interest in (subject to certain exceptions) substantially all of the assets of Holding and the Guarantors, including a first-priority pledge of all of the capital stock held by Holding, the Guarantors and each subsidiary of the Company that is a foreign subsidiary holding company (which pledge, in the case of the capital stock of each non-U.S. subsidiary and each subsidiary of the Company that is a foreign subsidiary holding company is limited to 65% of the capital stock of such subsidiary).

The New Notes rank senior in right of payment to existing and future subordinated indebtedness of Holding and the Guarantors. The New Notes rank equal in right of payment with all existing and future senior indebtedness of Holding and the Guarantors. The New Notes rank junior to any priority lien obligations entered into by Holding or the Guarantors in accordance with the New Notes Indenture.

Prior to March 15, 2013, Holding may redeem up to 35% of the aggregate principal amount of the New Notes at the redemption premium of 110.00% of the principal amount of the New Notes redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Prior to March 15, 2013, Holding may redeem some or all of the New Notes at a make-whole premium as set forth in the New Notes Indenture. On or after March 15, 2013, Holding may redeem some or all of the New Notes at a premium that will decrease over time as set forth in the New Notes Indenture, plus accrued and unpaid interest.

Upon the occurrence of certain Changes of Control (as defined in the New Notes Indenture) with respect to the Company, Holding must give holders of the New Notes an opportunity to sell their New Notes to Holding at a purchase price of 101% of the principal amount of such New Notes, plus accrued and unpaid interest, if any, to the date of purchase. If the Company or any of its restricted subsidiaries sells certain assets and does not use all of the net proceeds of such sale for specified purposes, Holding may be required to use the remaining net proceeds from such sale to offer to repurchase some of the New Notes at 100% of their principal amount, plus accrued and unpaid interest.

The New Notes Indenture contains covenants that, subject to certain exceptions, limit the ability of each of the Company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends on, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments; (iii) make certain investments; (iv) sell, transfer or otherwise convey certain assets; (v) create certain liens; (vi) designate future subsidiaries as unrestricted subsidiaries; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (viii) enter into certain transactions with affiliates. The New Notes Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest, if any, on all of the then outstanding New Notes to be due and payable immediately.

Under the New Notes Indenture, either Holding or any Guarantor may incur additional senior secured debt, equal in right of payment to the New Notes, in the future that is subject to security interests in the same collateral as the New Notes and the related guarantees, in an aggregate principal amount outstanding (including the aggregate principal amount outstanding under the New Notes) equal to 2.25 times consolidated EBITDA of the Company for the prior four fiscal quarters.

Holding has no obligation or intention to register the New Notes for resale under the Securities Act or the securities laws of any other jurisdiction or to offer to exchange the New Notes for securities registered under the Securities Act or the securities laws of any other jurisdiction.

Following the completion of the Exchange Offers and Consent Solicitation, Units representing $2.4 million aggregate principal amount of 13% Notes remain outstanding, and the indenture governing the 13% Notes has been amended to eliminate most restrictive covenants and certain events of default and to release the collateral securing the 13% Notes.

Following the completion of the Exchange Offers and Consent Solicitation, $11.6 million aggregate principal of 14 1/4% Notes continued to be outstanding. Holding issued $11.6 million aggregate principal amount of New Notes for cash to certain former holders of 13% Notes. The proceeds of such issuance were used to redeem the remaining 14 1/4% Notes, and as a result IHC has discharged all of its obligations with respect to the 14 1/4% Notes.

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Stock Repurchase Program

On August 9, 2011, the Company’s board of directors authorized a stock repurchase program of up to $15 million of its common stock through August 8, 2013.

Under the stock repurchase program, stock will be repurchased from time to time in open-market and privately negotiated transactions and block trades. There is no guarantee as to the exact number of shares, if any, that the Company will repurchase. The share repurchase program may be modified, terminated or extended at any time without prior notice. The Company has established a committee consisting of its lead director, chief executive officer and chief financial officer to oversee the administration of the stock repurchase program.

Globility’s Agreement to Sell Canadian Wireless Spectrum Assets

On August 10, 2011, Globility Communications Corporation (“Globility”), a Canadian local exchange carrier in which the Company indirectly owns a 45.6% interest in compliance with Canadian telecommunication laws, entered into a definitive agreement to sell its fixed wireless spectrum licenses in 29 rural and urban markets across Canada for CAD$15 million (approximately USD$15 million). The license transfer is subject to Industry Canada approval and therefore the closing of the sale is expected to occur following receipt of such approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included herein, as well as our audited condensed consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010. You should review the “Risk Factors” section (Part II, Item 1A) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Recent Developments

Acquisition of Arbinet Corporation

On February 28, 2011, the Company completed the merger of PTG Investments, Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of the Company with and into Arbinet Corporation (“Arbinet”), pursuant to the Agreement and Plan of Merger dated November 10, 2010, as amended by Amendment No. 1 dated December 14, 2010 (collectively, the “Merger Agreement”) by and among the Company, Merger Sub and Arbinet. As a result of the merger, Arbinet became a wholly-owned subsidiary of the Company.

In connection with the merger, each share of Arbinet’s common stock, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the merger was canceled and converted into the right to receive 0.5817 of a share of Company common stock.

The value of Primus shares issued as merger consideration is based upon the closing price of Primus common stock as of February 25, 2011 of $15.60 per share. The exchange of 5,557,525 eligible Arbinet shares for 3,232,812 Primus common stock equivalents equated to a purchase value of approximately $50.6 million. This includes the issued and outstanding shares of Arbinet and Arbinet’s outstanding warrants, options, stock appreciation rights and other equity awards that were exercised prior to the effective date of the merger or subject to accelerated vesting features due to a change in control.

The Company is in the process of integrating Arbinet’s operations into its International Carrier Services segment. The combined company is expected to be well positioned to capitalize on its long established experience in carrier telecom operations and to expand its global voice and data operations to meet the evolving demands of telecom operators worldwide. With its enhanced scale and market position, the combined company is expected to enable international carrier services customers to access additional networks and termination routes at competitive rates. The combined company is expected to have a diversified product portfolio of international voice and data services across all international carrier services customer segments. The combined company would become the only major global provider to offer international carrier services customers options to either acquire direct international connections through traditional interconnect arrangements or manage their access needs through The Exchange.

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

The Company’s acquisition of Arbinet was an all stock transaction and the Merger Agreement was based upon a Primus common stock per share price of $9.57. The initial purchase price valuation of Arbinet was based in part upon consultation with a third-party. The Merger Agreement provided that increases in the market price of Primus’s common stock would have the effect of increasing the total fair value of the consideration and therefore would increase the amount of the purchase price allocable to goodwill. The base-exchange formula provided by the Merger Agreement established the number of common shares required to consummate the merger. The number of common shares established by the Merger Agreement remained constant from the execution of the Merger Agreement through the closing date, February 28, 2011, and was not affected by the increase in the value of Primus’s stock which occurred after the Merger Agreement was executed. On February 28, 2011, the final consideration to be allocated to Arbinet’s net assets under ASC No. 805 was valued at approximately $50.6 million and was based upon a Primus common stock per share price of $15.60.

The significant increase in the fair value of the consideration to be allocated to Arbinet’s net assets as compared to the Company’s initial valuation of Arbinet triggered the requirement for the Company to perform a goodwill impairment test upon completion of its acquisition accounting. The Company recorded the preliminary purchase accounting during the first quarter of 2011, see Note 2 — “Acquisitions” and Note 4 — “Goodwill and Other Intangible Assets”.

Given the above, the Company had goodwill arising from the acquisition of Arbinet that was considered impaired upon implementing the purchase accounting of Arbinet’s net assets. The Company performed Step 1 and Step 2 testing for goodwill impairment during the first quarter 2011 and, as a result, recognized an impairment expense $14.7 million during the first quarter 2011.

Recent Developments Involving Existing Notes That May Impact Future Results and Liquidity

On July 7, 2011, Holding in connection with the consummation of the Exchange Offers and the Consent Solicitation, issued $240.2 million aggregate principal amount of New Notes. The New Notes bear interest at a rate of 10.00% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2011. The New Notes will mature on April 15, 2017.

The New Notes and related guarantees are secured by a pledge of and first lien security interest in (subject to certain exceptions) substantially all of the assets of Holding and the Guarantors, including a first-priority pledge of all of the capital stock held by Holding, the Guarantors and each subsidiary of the Company that is a foreign subsidiary holding company (which pledge, in the case of the capital stock of each non-U.S. subsidiary and each subsidiary of the Company that is a foreign subsidiary holding company is limited to 65% of the capital stock of such subsidiary).

The New Notes rank senior in right of payment to existing and future subordinated indebtedness of Holding and the Guarantors. The New Notes rank equal in right of payment with all existing and future senior indebtedness of Holding and the Guarantors. The New Notes rank junior to any priority lien obligations entered into by Holding or the Guarantors in accordance with the New Notes Indenture.

Prior to March 15, 2013, Holding may redeem up to 35% of the aggregate principal amount of the New Notes at the redemption premium of 110.00% of the principal amount of the New Notes redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Prior to March 15, 2013, Holding may redeem some or all of the New Notes at a make-whole premium as set forth in the New Notes Indenture. On or after March 15, 2013, Holding may redeem some or all of the New Notes at a premium that will decrease over time as set forth in the New Notes Indenture, plus accrued and unpaid interest.

Upon the occurrence of certain Changes of Control (as defined in the New Notes Indenture) with respect to the Company, Holding must give holders of the New Notes an opportunity to sell their New Notes to Holding at a purchase price of 101% of the principal amount of such New Notes, plus accrued and unpaid interest, if any, to the date of purchase. If the Company or any of its restricted subsidiaries sells certain assets and does not use all of the net proceeds of such sale for specified purposes, Holding may be required to use the remaining net proceeds from such sale to offer to repurchase some of the New Notes at 100% of their principal amount, plus accrued and unpaid interest.

The New Notes Indenture contains covenants that, subject to certain exceptions, limit the ability of each of the Company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends on, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments; (iii) make certain investments; (iv) sell, transfer or otherwise convey certain assets; (v) create certain liens; (vi) designate future subsidiaries as unrestricted subsidiaries; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (viii) enter into certain transactions with affiliates. The New Notes Indenture contains other customary terms, including, but not limited to, events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest, if any, on all of the then outstanding New Notes to be due and payable immediately.

Under the New Notes Indenture, either Holding or any Guarantor may incur additional senior secured debt, equal in right of payment to the New Notes, in the future that is subject to security interests in the same collateral as the New Notes and the related guarantees, in an aggregate principal amount outstanding (including the aggregate principal amount outstanding under the New Notes) equal to 2.25 times consolidated EBITDA of the Company for the prior four fiscal quarters.

Following the completion of the Exchange Offers and Consent Solicitation, Units representing $2.4 million aggregate principal amount of 13% Notes remain outstanding, and the indenture governing the 13% Notes has been amended to eliminate most restrictive covenants and certain events of default and to release the collateral securing the 13% Notes.

Following the completion of the Exchange Offers and Consent Solicitation, $11.6 million aggregate principal of 14 1/4% Notes continued to be outstanding. Holding issued $11.6 million aggregate principal amount of New Notes for cash to certain former holders of 13% Notes. The proceeds of such issuance were used to redeem the remaining 14 1/4% Notes, and as a result IHC has discharged all of its obligations with respect to the 14 1/4% Notes.

New York Stock Exchange Listing

On June 23, 2011, we began to list our common stock on the New York Stock Exchange under the ticker symbol, “PTGI.” At that time, trading of our common stock on the OTC Bulletin Board under the ticker symbol “PMUG” ceased.

Globility’s Agreement to Sell Canadian Wireless Spectrum Assets

On August 10, 2011, Globility Communications Corporation (“Globility”), a Canadian local exchange carrier in which Primus indirectly owns a 45.6% interest in compliance with Canadian telecommunication laws, entered into a definitive agreement to sell its fixed wireless spectrum licenses in 29 rural and urban markets across Canada for CAD$15 million (approximately USD$15 million). The license transfer is subject to Industry Canada approval and therefore the closing of the sale is expected to occur following receipt of such approval.

Foreign Currency

Foreign currency can have a major impact on our financial results. During 2011, approximately 80% of our net revenue was derived from sales and operations outside the U.S. The reporting currency for our consolidated financial statements is the United States dollar (“USD”). The local currency of each country is the functional currency for each of our respective entities operating in that country. Although the European dispositions and the Arbinet merger should reduce the percentage of our net revenue derived outside the U.S., in the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs from outside the U.S. Therefore, changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/Canadian dollar (“CAD”), USD/Australian dollar (“AUD”), USD/British pound (“GBP”), USD/Brazilian Real (“BRL”) and USD/Euro (“EUR”). Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. The exposure of our income from operations to fluctuations in foreign currency exchange rates is reduced in part because a majority of the costs that we incur in connection with our foreign operations are also denominated in local currencies.

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

In the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, the USD was weaker on average as compared to the CAD, AUD, GBP, BRL and EUR. The following tables demonstrate the impact of currency fluctuations on our net revenue for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

Net Revenue by Location, including Discontinued Operations — in USD

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	Variance	Variance%	2011	2010	Variance	Variance%
Canada	64,060	58,024	6,036	10.4%	124,896	115,500	9,396	8.1%
Australia	73,681	67,487	6,194	9.2%	145,413	137,385	8,028	5.8%
United Kingdom	77,478	24,907	52,571	211.1%	122,119	45,754	76,365	166.9%
Europe (1), (2)	(30)	19,461	(19,491)	-100.2%	(12)	44,284	(44,296)	-100.0%
Brazil	7,298	7,050	248	3.5%	14,069	12,320	1,749	14.2%

Net Revenue by Location, including Discontinued Operations — in Local Currencies

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	Variance	Variance%	2011	2010	Variance	Variance%
Canada (in CAD)	61,983	59,630	2,353	3.9%	121,973	119,475	2,498	2.1%
Australia (in AUD)	69,375	76,401	(7,026)	-9.2%	140,716	153,744	(13,028)	-8.5%
United Kingdom (in GBP)	47,496	16,699	30,797	184.4%	75,228	30,124	45,104	149.7%
Europe (1) , (2) (in EUR)	(21)	14,367	(14,388)	-100.1%	(7)	30,882	(30,889)	-100.0%
Brazil (in BRL)	11,622	12,709	(1,087)	-8.6%	22,909	22,205	704	3.2%

(1)	Europe includes only subsidiaries whose functional currency is the Euro.
(2)	Includes revenues from discontinued operations which are subject to currency risk.

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

Financial Presentation Background

In the following presentations and narratives within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and Securities and Exchange Commission disclosure rules, the Company’s results of operations for the three months and six months ended June 30, 2011 as compared to the three months and six months ended June 30, 2010.

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

Discontinued Operations

2010 Developments — During 2010 the Company classified its Europe segment, which is also known as European retail operations, as discontinued operations. As a result, the Company has applied retrospective adjustments to reflect the effects of the discontinued operations during 2010. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations. The Company did not retrospectively adjust its condensed consolidated balance sheet as held for sale criteria was not met until the third quarter of 2010, as such, financial information for the Europe segment will appear, as applicable, where certain balance sheet information is presented, see Note 11 —“Discontinued Operations,” for further information.

Summarized operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Net revenue	$(30)	$11,638
Operating expenses	174	13,146

Income (loss) from operations	(204)	(1,508)
Interest expense	—	(14)
Interest income and other income	30	234
Foreign currency transaction gain (loss)	86	(350)

Income (loss) before income tax	(88)	(1,638)
Income tax (expense) benefit	(1)	110

Income (loss) from discontinued operations	$(89)	$(1,528)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net revenue	$(12)	$24,402
Operating expenses	497	26,570

Income (loss) from operations	(509)	(2,168)
Interest expense	—	(25)
Interest income and other income	365	236
Foreign currency transaction gain (loss)	76	(198)

Income (loss) before income tax	(68)	(2,155)
Income tax expense	(1)	(62)

Income (loss) from discontinued operations	$(69)	$(2,217)

Results of Operations

Results of operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010

Net revenue: Net revenue, exclusive of the currency effect, increased $64.3 million, or 33.0%, to $258.9 million for the three months ended June 30, 2011 from $194.6 million for the three months ended June 30, 2010. This increase is primarily attributable to the inclusion of Arbinet revenue within ICS, following the merger, offset in part principally by revenue declines in Australia, exclusive of currency effect, and U.S. retail voice and VoIP. Inclusive of the currency effect, which accounted for an increase of $23.6 million, net revenue increased $87.9 million to $282.5 million for the three months ended June 30, 2011 from $194.6 million for the three months ended June 30, 2010.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	June 30, 2011		June 30, 2010					June 30, 2011
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Canada	60,308	23.3%	58,024	29.8%	2,284	3.9%	3,752	64,060	22.7%
Australia	61,268	23.7%	67,486	34.7%	(6,218)	-9.2%	12,413	73,681	26.1%
International Carrier Services	119,905	46.3%	49,192	25.3%	70,713	143.7%	6,624	126,529	44.8%
United States	10,736	4.1%	12,841	6.6%	(2,105)	-16.4%	—	10,736	3.8%
Other	6,660	2.6%	7,050	3.6%	(390)	-5.5%	836	7,496	2.6%

Total Revenue	258,877	100.0%	194,593	100.0%	64,284	33.0%	23,625	282,502	100.0%

Canada: Canada net revenue, exclusive of the currency effect, increased $2.3 million, or 3.9%, to $60.3 million for the three months ended June 30, 2011 from $58.0 million for the three months ended June 30, 2010. The net revenue increase is primarily attributable to an increase of $5.8 million in local services, and an increase of $1.5 million in Internet, VoIP, data and hosting services offset, in part, by a decrease of $2.6 million in retail long distance, a decrease of $2.2 million in prepaid voice services and a decrease of $0.2 million in wireless services. Inclusive of the currency effect, which accounted for a $3.8 million increase, net revenue increased $6.1 million to $64.1 million for the three months ended June 30, 2011 from $58.0 million for the three months ended June 30, 2010.

Australia: Australia net revenue, exclusive of the currency effect, decreased $6.2 million, or 9.2%, to $61.3 million for the three months ended June 30, 2011 from $67.5 million for the three months ended June 30, 2010. The net revenue decrease is primarily attributable to a decrease of $2.7 million in business voice services, a decrease of $1.8 million in residential voice, a decrease of $1.6 million in Internet services, a decrease of $0.3 million in DSL services, and a decrease of $0.1 million in other services offset, in part, by an increase of $0.3 million in data center, wireless and VoIP services. Inclusive of the currency effect, which accounted for a $12.4 million increase, net revenue increased $6.2 million to $73.7 million for the three months ended June 30, 2011 from $67.5 million for the three months ended June 30, 2010.

International Carrier Services: ICS net revenue, exclusive of the currency effect, increased $70.7 million, or 143.7%, to $119.9 million for the three months ended June 30, 2011 from $49.2 million for the three months ended June 30, 2010. The net revenue increase is primarily due to the acquisition of Arbinet, which provided net revenue of $69.1 million, and an increase of $6.6 million in US carrier services offset, in part, by a decrease of $5.0 million in Europe carrier services. Inclusive of the currency effect, which accounted for a $6.6 million increase, net revenue increased $77.3 million to $126.5 million for the three months ended June 30, 2011, from $49.2 million for the three months ended June 30, 2010.

United States: United States net revenue decreased $2.1 million, or 16.4%, to $10.7 million for the three months ended June 30, 2011 from $12.8 million for the three months ended June 30, 2010. The decrease is primarily attributable to a decrease of $1.2 million in retail voice services, a decrease of $0.8 million in VoIP services and a decrease of $0.1 million in Internet services.

Other: Other net revenue, exclusive of the currency effect, decreased $0.4 million, or 5.5%, to $6.7 million for the three months ended June 30, 2011 from $7.1 million for the three months ended June 30, 2010. The revenue decrease is primarily due to a decrease in carrier voice services. Inclusive of the currency effect, which accounted for a $0.8 million increase, net revenue increased $0.4 million to $7.5 million for the three months ended June 30, 2011 from $7.1 million for the three months ended June 30, 2010.

Cost of revenue: Cost of revenue, exclusive of the currency effect, increased $65.2 million to $189.2 million, or 73.1% of net revenue, for the three months ended June 30, 2011 from $124.0 million, or 63.7% of net revenue, for the three months ended June 30, 2010 primarily due to a shift to higher volume lower margin products resulting from the acquisition of Arbinet. Inclusive of the currency effect, which accounted for a $16.3 million increase, cost of revenue increased $81.5 million to $205.5 million for the three months ended June 30, 2011 from $124.0 million for the three months ended June 30, 2010.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	June 30, 2011		June 30, 2010					June 30, 2011
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %		Cost of Revenue	% of Net Revenue
Canada	28,799	47.8%	25,939	44.7%	2,860	11.0%	1,788	30,587	47.7%
Australia	36,942	60.3%	41,303	61.2%	(4,361)	-10.6%	7,415	44,357	60.2%
International Carrier Services	113,422	94.6%	45,784	93.1%	67,638	147.7%	6,429	119,851	94.7%
United States	4,865	45.3%	5,137	40.0%	(272)	-5.3%	—	4,865	45.3%
Other	5,194	78.0%	5,797	82.2%	(603)	-10.4%	668	5,862	78.2%

Total Cost of Revenue	189,222	73.1%	123,960	63.7%	65,262	52.6%	16,300	205,522	72.8%

Canada: Canada cost of revenue, exclusive of the currency effect, increased $2.9 million to $28.8 million, or 47.8% of net revenue, for the three months ended June 30, 2011 from $25.9 million, or 44.7% of net revenue, for the three months ended June 30, 2010. The increase is primarily attributable to an increase of $3.8 million in the costs of local services, an increase of $0.5 million in the costs of Internet and VoIP services offset, in part, by a decrease of $1.2 million in costs of prepaid services and a decrease of $0.2 million in costs of voice services. Inclusive of the currency effect, which accounted for a $1.8 million increase, cost of revenue increased $4.7 million to $30.6 million for the three months ended June 30, 2011 from $25.9 million for the three months ended June 30, 2010.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $4.4 million to $36.9 million, or 60.3% of net revenue, for the three months ended June 30, 2011 from $41.3 million, or 61.2% of net revenue, for the three months ended June 30, 2010. The decrease is primarily attributable to a $6.2 million decrease in net revenue. Inclusive of the currency effect, which accounted for a $7.4 million increase, cost of revenue increased $3.0 million to $44.3 million for the three months ended June 30, 2011 from $41.3 million for the three months ended June 30, 2010.

International Carrier Services: ICS cost of revenue, exclusive of the currency effect, increased $67.6 million to $113.4 million, or 94.6% of net revenue, for the three months ended June 30, 2011 from $45.8 million, or 93.1% of net revenue, for the three months ended June 30, 2010. The increase is primarily due to the acquisition of Arbinet, which provided cost of revenue of $64.8 million, and an increase of $7.6 million in US carrier services offset, in part, by a decrease of $4.8 million in Europe carrier services. Inclusive of the currency effect, which accounted for a $6.4 million increase, cost of revenues increased $74.0 million to $119.8 million for the three months ended June 30, 2011 from $45.8 million for the three months ended June 30, 2010.

United States: United States cost of revenue decreased $0.3 million to $4.9 million, or 45.3% of net revenue, for the three months ended June 30, 2011 from $5.1 million, or 40.0% of net revenue, for the three months ended June 30, 2010. The decrease is primarily attributable to a $2.1 million decrease in net revenue.

Other: Other cost of revenue, exclusive of the currency effect, decreased $0.6 million to $5.2 million, or 78.0% of net revenue, for the three months ended June 30, 2011 from $5.8 million, or 82.2% of net revenue, for the three months ended June 30, 2010. The decrease is primarily attributable to a decrease in net revenue of $0.4 million. Inclusive of the currency effect, which accounted for a $0.7 million increase, cost of revenue increased $0.1 million to $5.9 million for the three months ended June 30, 2011 from $5.8 million for the three months ended June 30, 2010.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, increased $6.6 million to $54.4 million, or 21.0% of net revenue, for the three months ended June 30, 2011 from $47.8 million, or 24.6% of net revenue, for the three months ended June 30, 2010. Inclusive of the currency effect, which accounted for a $5.0 million increase, selling, general and administrative expenses increased $11.6 million to $59.4 million for the three months ended June 30, 2011 from $47.8 million for the three months ended June 30, 2010.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Quarter Ended				Quarter-over-Quarter			Quarter Ended
	June 30, 2011		June 30, 2010					June 30, 2011
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %		SG&A	% of Net Revenue
Canada	19,099	31.7%	20,183	34.8%	(1,084)	-5.4%	1,189	20,288	31.7%
Australia	17,336	28.3%	17,035	25.2%	301	1.8%	3,520	20,856	28.3%
International Carrier Services	6,202	5.2%	1,605	3.3%	4,597	286.4%	107	6,309	5.0%
United States	4,567	42.5%	5,367	41.8%	(800)	-14.9%	—	4,567	42.5%
Other	1,327	19.9%	1,141	16.2%	186	16.3%	129	1,456	19.4%
Corporate	5,885	—	2,523	—	3,362	133.3%	—	5,885	—

Total SG&A	54,416	21.0%	47,854	24.6%	6,562	13.7%	4,945	59,361	21.0%

Canada: Canada selling, general and administrative expenses, exclusive of the currency effect, decreased $1.1 million to $19.1 million, or 31.7% of net revenue, for the three months ended June 30, 2011 from $20.2 million, or 34.8% of net revenue, for the three months ended June 30, 2010. The decrease is attributable to a decrease of $0.8 million in sales and marketing expenses, a decrease of $0.2 million in salaries and benefits, a decrease of $0.2 million in professional fees and a decrease of $0.1 million in general and administrative expense offset, in part, by an increase of $0.2 million in advertising expenses. Inclusive of the currency effect, which accounted for a $1.2 million increase, selling, general and administrative expenses increased $0.1 million to $20.3 million for the three months ended June 30, 2011 from $20.2 million for the three months ended June 30, 2010.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, increased $0.3 million to $17.3 million, or 28.3% of net revenue, for the three months ended June 30, 2011 from $17.0 million, or 25.2% of net revenue, for the three months ended June 30, 2010. The increase is primarily attributable to an increase of $0.5 million in salaries and benefits, an increase of $0.3 million in advertising expenses offset, in part, by a decrease of $0.3 million in general and administrative expense and a decrease of $0.2 million in sales and marketing expenses. Inclusive of the currency effect, which accounted for a $3.5 million increase, selling, general and administrative expense increased $3.8 million to $20.8 million for the three months ended June 30, 2011 from $17.0 million for the three months ended June 30, 2010.

International Carrier Services: ICS selling, general and administrative expenses, exclusive of the currency effect, increased $4.6 million to $6.2 million, or 5.2% of net revenue, for the three months ended June 30, 2011 from $1.6 million, or 3.3% of net revenue, for the three months ended June 30, 2010. The increase is primarily due to the acquisition of Arbinet, which provided selling, general and administrative expense of $4.0 million, and an increase of $0.6 million in US carrier services. Inclusive of the currency effect, which accounted for a $0.1 million increase, selling, general and administrative expense increased $4.7 million to $6.3 million for the three months ended June 30, 2011 from $1.6 million for the three months ended June 30, 2010. Inclusive within the acquisition of Arbinet has been $0.3 million of integration expenses and $28 thousand in severance expense.

United States: United States selling, general and administrative expenses decreased $0.8 million to $4.6 million, or 42.5% of net revenue, for the three months ended June 30, 2011 from $5.4 million, or 41.8% of net revenue, for the three months ended June 30, 2010. The decrease is attributable to a decrease of $0.5 million in salaries and benefits, a decrease of $0.5 million in general and administrative expenses, a decrease of $0.1 million in professional fees offset, in part, by an increase of $0.3 million in advertising expense.

Other: Other selling, general and administrative expenses, exclusive of the currency effect, increased $0.2 million to $1.3 million, or 19.9% of net revenue, for the three months ended June 30, 2011 from $1.1 million, or 16.2% of net revenue, for the three months ended June 30, 2010. The increase is attributable to an increase of $0.1 million in sales and marketing expenses and an increase of $0.1 million in all other expenses. Inclusive of the currency effect, which accounted for a $0.1 million increase, selling, general and administrative expenses increased $0.3 million to $1.4 million for the three months ended June 30, 2011 from $1.1 million for the three months ended June 30, 2010.

Corporate: Corporate selling, general and administrative expense increased $3.4 million to $5.9 million for the three months ended June 30, 2011 from $2.5 million for the three months ended June 30, 2010. The increase is attributable to an increase of $2.7 million in salaries and benefits, an increase of $0.6 million in professional fees, and an increase of $0.1 million in travel and entertainment expense.

Depreciation and amortization expense: Depreciation and amortization expense decreased $1.1 million to $17.1 million for the three months ended June 30, 2011 from $18.2 million for the three months ended June 30, 2010. The decrease was primarily the result of certain assets revalued at the time of fresh start accounting and depreciated over a one year life which ended on June 30, 2010, offset in part, by additional depreciation and amortization from Arbinet.

Interest expense and accretion (amortization) on debt discount/premium, net: Interest expense and accretion (amortization) on debt discount/premium, net decreased $0.8 million to $7.9 million for the three months ended June 30, 2011 from $8.7 million for the three months ended June 30, 2010. The decrease was due to the $24.0 million principal payment of the 14 1/4% Senior Secured Notes in April 2011.

Gain (loss) from contingent value rights valuation: The change in value of the contingent value rights increased $0.5 million to a gain of $0.1 million for the three months ended June 30, 2011 from a loss of $0.4 million for the three months ended June 30, 2010. This increase is attributable to the change of the fair market value. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Foreign currency transaction gain (loss): Foreign currency transaction gain increased $12.0 million to a gain of $2.4 million for the three months ended June 30, 2011 from a loss of $9.6 million for the three months ended June 30, 2010. The gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense): Income tax expense was $1.4 million for the three months ended June 30, 2011 compared to a $1.9 million benefit for the three months ended June 30, 2010. The expense includes withholding tax related to cross-border payments and state income tax expense expected in states without net operating loss coverage.

Results of operations for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010

Net revenue: Net revenue, exclusive of the currency effect, increased $81.9 million, or 21.1%, to $469.5 million for the six months ended June 30, 2011 from $387.6 million for the six months ended June 30, 2010. This increase was due primarily to the inclusion of Arbinet revenue within ICS, following the merger, offset in part principally by revenue declines in Australia, exclusive of currency effect, and U.S. retail voice and VoIP. Inclusive of the currency effect, which accounted for an increase of $36.7 million, net revenue increased $118.6 million to $506.2 million for the six months ended June 30, 2011 from $387.6 million for the six months ended June 30, 2010.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Six Months Ended				Year-over-Year			Six Months Ended
	June 30, 2011		June 30, 2010					June 30, 2011
(in thousands)	Net Revenue	% of Total	Net Revenue	% of Total	Variance	Variance %		Net Revenue	% of Total
Canada	117,924	25.1%	115,500	29.8%	2,424	2.1%	6,972	124,896	24.7%
Australia	125,737	26.8%	137,386	35.4%	(11,649)	-8.5%	19,676	145,413	28.7%
International Carrier Services	190,866	40.7%	95,699	24.7%	95,167	99.4%	8,685	199,551	39.4%
United States	21,919	4.6%	26,706	6.9%	(4,787)	-17.9%	—	21,919	4.3%
Other	13,085	2.8%	12,319	3.2%	766	6.2%	1,361	14,446	2.9%

Total Revenue	469,531	100.0%	387,610	100.0%	81,921	21.1%	36,694	506,225	100.0%

Canada: Canada net revenue, exclusive of the currency effect, increased $2.4 million, or 2.1%, to $117.9 million for the six months ended June 30, 2011 from $115.5 million for the six months ended June 30, 2010. The net revenue increase is primarily attributable to an increase of $4.3 million in retail voice services, an increase of $2.7 million in Internet, VoIP, data and hosting services offset, in part, by a decrease of $3.8 million in prepaid voice services, a decrease of $0.4 million in wireless services and a decrease of $0.4 million in local services. Inclusive of the currency effect, which accounted for a $7.0 million increase, net revenue increased $9.4 million to $124.9 million for the six months ended June 30, 2011 from $115.5 million for the six months ended June 30, 2010.

Australia: Australia net revenue, exclusive of the currency effect, decreased $11.7 million, or 8.5%, to $125.7 million for the six months ended June 30, 2011 from $137.4 million for the six months ended June 30, 2010. The net revenue decrease is primarily attributable to a decrease of $4.2 million in business voice services, a decrease of $3.6 million in residential voice, a decrease of $3.4 million in Internet services, a decrease of $0.4 million in DSL services, and a decrease of $1.0 million in other services offset, in part, by an increase of $0.7 million in wireless services and an increase of $0.2 million in VoIP services. Inclusive of the currency effect, which accounted for a $19.7 million increase, net revenue increased $8.0 million to $145.4 million for the six months ended June 30, 2011 from $137.4 million for the six months ended June 30, 2010.

International Carrier Services: ICS net revenue, exclusive of the currency effect, increased $95.2 million, or 99.4%, to $190.9 million for the six months ended June 30, 2011 from $95.7 million for the six months ended June 30, 2010. The net revenue increase is primarily due to the acquisition of Arbinet, which provided net revenue of $94.7 million, and an increase of $11.8 million in US carrier services offset, in part, by a decrease of $11.3 million in Europe carrier services. Inclusive of the currency effect, which accounted for an $8.7 million increase, net revenue increased $103.9 million to $199.6 million for the six months ended June 30, 2011, from $95.7 million for the six months ended June 30, 2010.

United States: United States net revenue decreased $4.8 million, or 17.9%, to $21.9 million for the six months ended June 30, 2011 from $26.7 million for the six months ended June 30, 2010. The decrease is primarily attributable to a decrease of $2.7 million due to customer attrition in retail voice services, a decrease of $1.9 million in VoIP services and a decrease of $0.2 million in Internet services.

Other: Other net revenue, exclusive of the currency effect, increased $0.8 million, or 6.2% to $13.1 million for the six months ended June 30, 2011 from $12.3 million for the six months ended June 30, 2010. The revenue increase is primarily due to an increase in wireless services. Inclusive of the currency effect, which accounted for a $1.4 million increase, net revenue increased $2.2 million to $14.5 million for the six months ended June 30, 2011 from $12.3 million for the six months ended June 30, 2010.

Cost of revenue: Cost of revenue, exclusive of the currency effect, increased $87.1 million to $333.1 million, or 71.0% of net revenue, for the six months ended June 30, 2011 from $246.0 million, or 63.5% of net revenue, for the six months ended June 30, 2010 primarily due to a shift to higher volume lower margin products resulting from the acquisition of Arbinet. Inclusive of the currency effect, which accounted for a $24.7 million increase, cost of revenue increased $111.8 million to $357.8 million for the six months ended June 30, 2011 from $246.0 million for the six months ended June 30, 2010.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Six Months Ended				Year-over-Year			Six Months Ended
	June 30, 2011		June 30, 2010					June 30, 2011
(in thousands)	Cost of Revenue	% of Net Revenue	Cost of Revenue	% of Net Revenue	Variance	Variance %		Cost of Revenue	% of Net Revenue
Canada	56,289	47.7%	52,206	45.2%	4,083	7.8%	3,327	59,616	47.7%
Australia	76,020	60.5%	82,903	60.3%	(6,883)	-8.3%	11,811	87,831	60.4%
International Carrier Services	180,740	94.7%	89,772	93.8%	90,968	101.3%	8,416	189,156	94.8%
United States	9,904	45.2%	11,164	41.8%	(1,260)	-11.3%	—	9,904	45.2%
Other	10,185	77.8%	9,906	80.4%	279	2.8%	1,086	11,271	78.0%

Total Cost of Revenue	333,138	71.0%	245,951	63.5%	87,187	35.4%	24,640	357,778	70.7%

Canada: Canada cost of revenue, exclusive of the currency effect, increased $4.1 million to $56.3 million, or 47.7% of net revenue, for the six months ended June 30, 2011 from $52.2 million, or 45.2% of net revenue, for the six months ended June 30, 2010. The increase is primarily attributable to an increase of $7.0 million in the costs of voice services, an increase of $0.7 million in the costs of Internet services, and an increase of $0.3 million in the costs of VoIP services offset, in part, by a decrease of $2.6 million in costs of prepaid services and a decrease of $1.3 million in the costs of local services. Inclusive of the currency effect, which accounted for a $3.3 million increase, cost of revenue increased $7.4 million to $59.6 million for the six months ended June 30, 2011 from $52.2 million for the six months ended June 30, 2010.

Australia: Australia cost of revenue, exclusive of the currency effect, decreased $6.9 million to $76.0 million, or 60.5% of net revenue, for the six months ended June 30, 2011 from $82.9 million, or 60.3% of net revenue, for the six months ended June 30, 2010. The decrease is primarily attributable to an $11.7 million decrease in net revenue. Inclusive of the currency effect, which accounted for an $11.8 million increase, cost of revenue increased $4.9 million to $87.8 million for the six months ended June 30, 2011 from $82.9 million for the six months ended June 30, 2010.

International Carrier Services: ICS cost of revenue, exclusive of the currency effect, increased $90.9 million to $180.7 million, or 94.7% of net revenue, for the six months ended June 30, 2011 from $89.8 million, or 93.8% of net revenue, for the six months ended June 30, 2010. The increase is primarily due to the acquisition of Arbinet, which provided cost of revenue of $88.8 million, and an increase of $12.9 million in US carrier services offset, in part, by a decrease of $10.8 million in Europe carrier services. Inclusive of the currency effect, which accounted for an $8.4 million increase, cost of revenues increased $99.3 million to $189.1 million for the six months ended June 30, 2011 from $89.8 million for the six months ended June 30, 2010.

United States: United States cost of revenue decreased $1.3 million to $9.9 million, or 45.2% of net revenue, for the six months ended June 30, 2011 from $11.2 million, or 41.8% of net revenue, for the six months ended June 30, 2010. The decrease is primarily attributable to a $4.8 million decrease in net revenue.

Other: Other cost of revenue, exclusive of the currency effect, increased $0.3 million to $10.2 million, or 77.8% of net revenue, for the six months ended June 30, 2011 from $9.9 million, or 80.4% of net revenue, for the six months ended June 30, 2010. The increase is primarily attributable to an increase in net revenue of $0.8 million. Inclusive of the currency effect, which accounted for a $1.1 million increase, cost of revenue increased $1.4 million to $11.3 million for the six months ended June 30, 2011 from $9.9 million for the six months ended June 30, 2010.

Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of the currency effect, increased $7.3 million to $105.3 million, or 22.4% of net revenue, for the six months ended June 30, 2011 from $98.0 million, or 25.3% of net revenue, for the six months ended June 30, 2010. Inclusive of the currency effect, which accounted for an $8.0 million increase, selling, general and administrative expenses increased $15.3 million to $113.3 million for the six months ended June 30, 2011 from $98.0 million for the six months ended June 30, 2010.

	Exclusive of Currency Effect						Currency Effect	Inclusive of Currency Effect
	Six Months Ended				Year-over-Year			Six Months Ended
	June 30, 2011		June 30, 2010					June 30, 2011
(in thousands)	SG&A	% of Net Revenue	SG&A	% of Net Revenue	Variance	Variance %		SG&A	% of Net Revenue
Canada	37,643	31.9%	39,795	34.5%	(2,152)	-5.4%	2,225	39,868	31.9%
Australia	34,584	27.5%	33,718	24.5%	866	2.6%	5,463	40,047	27.5%
International Carrier Services	10,991	5.8%	3,264	3.4%	7,727	236.7%	142	11,133	5.6%
United States	9,121	41.6%	12,333	46.2%	(3,212)	-26.0%	—	9,121	41.6%
Other	2,315	17.7%	2,249	18.3%	66	2.9%	197	2,512	17.4%
Corporate	10,632	—	6,613	—	4,019	60.8%	—	10,632	—

Total SG&A	105,286	22.4%	97,972	25.3%	7,314	7.5%	8,027	113,313	22.4%

Canada: Canada selling, general and administrative expenses, exclusive of the currency effect, decreased $2.2 million to $37.6 million, or 31.9% of net revenue, for the six months ended June 30, 2011 from $39.8 million, or 34.5% of net revenue, for the six months ended June 30, 2010. The decrease is attributable to a decrease of $1.6 million in sales and marketing expenses, a decrease of $0.5 million in advertising expenses, a decrease of $0.3 million in professional fees, a decrease of $0.1 million in occupancy expenses and a decrease of $0.1 million in other expenses offset, in part, by an increase of $0.4 million in salaries and benefits. Inclusive of the currency effect, which accounted for a $2.3 million increase, selling, general and administrative expense increased $0.1 million to $39.9 million for the six months ended June 30, 2011 from $39.8 million for the six months ended June 30, 2010.

Australia: Australia selling, general and administrative expense, exclusive of the currency effect, increased $0.9 million to $34.6 million, or 27.5% of net revenue, for the six months ended June 30, 2011 from $33.7 million, or 24.5% of net revenue, for the six months ended June 30, 2010. The increase is attributable to an increase of $1.0 million in salaries and benefits, an increase of $0.4 million in advertising expenses and an increase of $0.2 million in occupancy expenses offset, in part, by a decrease of $0.3 million in sales and marketing expenses, a decrease of $0.3 million in general and administrative expenses and a decrease of $0.1 million in professional fees. Inclusive of the currency effect, which accounted for a $5.4 million increase, selling, general and administrative expense increased $6.3 million to $40.0 million for the six months ended June 30, 2011 from $33.7 million for the six months ended June 30, 2010.

International Carrier Services: ICS selling, general and administrative expenses, exclusive of the currency effect, increased $7.7 million to $11.0 million, or 5.8% of net revenue, for the six months ended June 30, 2011 from $3.3 million, or 3.4% of net revenue, for the six months ended June 30, 2010. The increase is primarily due to the acquisition of Arbinet, which provided selling, general and administrative expense of $7.1 million, and an increase of $0.7 million in US carrier services offset, in part, by a decrease of $0.1 million in Europe carrier services. Inclusive of the currency effect, which accounted for a $0.1 million increase, selling, general and administrative expense increased $7.8 million to $11.1 million for the six months ended June 30, 2011 from $3.3 million for the six months ended June 30, 2010. Inclusive within the acquisition of Arbinet has been $0.6 million of integration expenses and $1.1 million in severance expense.

United States: United States selling, general and administrative expenses decreased $3.2 million to $9.1 million, or 41.6% of net revenue, for the six months ended June 30, 2011 from $12.3 million, or 46.2% of net revenue, for the six months ended June 30, 2010. The decrease is attributable to a decrease of $2.0 million in general and administrative expenses, a decrease of $1.1 million in salaries and benefits, a decrease of $0.4 million in occupancy expenses, a decrease of $0.1 million in professional fees and a decrease of $0.1 million in sales and marketing expenses offset, in part, by an increase of $0.5 million in advertising expenses.

Other: Other selling, general and administrative expense, exclusive of the currency effect, increased $0.1 million to $2.3 million, or 17.7% of net revenue, for the six months ended June 30, 2011 from $2.2 million, or 18.3% of net revenue, for the six months ended June 30, 2010. The increase is primarily attributable to an increase of $0.1 million in sales and marketing expenses. Inclusive of the currency effect, which accounted for a $0.2 million increase, selling, general and administrative expense increased $0.3 million to $2.5 million for the six months ended June 30, 2011 from $2.2 million for the six months ended June 30, 2010.

Corporate: Corporate selling, general and administrative expense increased $4.0 million to $10.6 million for the six months ended June 30, 2011 from $6.6 million for the six months ended June 30, 2010. The increase is attributable to an increase of $1.9 million in salaries and benefits, an increase of $0.9 million in professional fees, an increase of $0.7 million in general and administrative expenses, an increase of $0.3 million in occupancy expenses and an increase of $0.2 million in travel and entertainment expense.

Depreciation and amortization expense: Depreciation and amortization expense decreased $3.8 million to $32.2 million for the six months ended June 30, 2011 from $36.0 million for the six months ended June 30, 2010. The decrease was primarily the result of certain assets revalued at the time of fresh start accounting and depreciated over a one year life which ended on June 30, 2010, offset in part, by additional depreciation and amortization from Arbinet.

Goodwill impairment expense: The Company expensed $14.7 million of goodwill in the first quarter of 2011 due to the acquisition price of Arbinet Corporation. See Note 2 — “Acquisitions” and Note 4 —“Goodwill and Other Intangible Assets,” for further information.

Interest expense and accretion (amortization) on debt discount/premium, net: Interest expense and accretion (amortization) on debt discount/premium, net decreased $1.4 million to $16.7 million for the six months ended June 30, 2011 from $18.1 million for the six months ended June 30, 2010. The decrease was due to the $24.0 million principal payment of the 14 1/4% Senior Secured Notes in April 2011.

Gain (loss) from contingent value rights valuation: The change in value of the contingent value rights decreased $1.9 million to a loss of $4.3 million for the six months ended June 30, 2011 from a loss of $2.4 million for the six months ended June 30, 2010. This decrease is attributable to the change of the fair market value. The Company determined these contingent value rights to be derivative instruments to be accounted for as liabilities and marked to fair value at each balance sheet date. Estimates of fair value represent the Company’s best estimates based on a Black-Scholes pricing model.

Foreign currency transaction gain (loss): Foreign currency transaction gain increased $10.2 million to a gain of $6.4 million for the six months ended June 30, 2011 from a loss of $3.8 million for the six months ended June 30, 2010. The gains are attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Income tax benefit (expense): Income tax expense was $0.5 million for the six months ended June 30, 2011 compared to a $4.1 million benefit for the six months ended June 30, 2010. The expense includes withholding tax related to cross-border payments and state income tax expense expected in states without net operating loss coverage.

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

Net cash provided by operating activities was $15.0 million for the six months ended June 30, 2011. For the six months ended June 30, 2011, net income, net of non-cash operating activity, provided $27.1 million of cash. In addition, cash was increased by an increase in accounts payable of $6.9 million. For the six months ended June 30, 2011, we used $8.6 million to increase accounts receivable, $5.3 million to reduce our accrued expenses, deferred revenue, other current liabilities and other liabilities, net, and $4.8 million to reduce our accrued interconnection costs.

Net cash provided by investing activities was $0.3 million for the six months ended June 30, 2011, which included $13.9 million used for capital expenditures, offset by $9.6 million provided by cash acquired from acquisition of businesses and $4.1 million from sale of marketable securities.

Short- and Long-Term Liquidity Considerations and Risks

As of June 30, 2011, we had $31.5 million of unrestricted cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our debt service requirements, other fixed obligations (such as capital leases), and other cash needs for our operations for at least the next twelve months. The Company and/or its subsidiaries will evaluate and determine on a continuing basis the most efficient use of the Company’s capital and resources, including efforts to invest in the Company’s network, systems and product initiatives and to strengthen its balance sheet through debt repurchase or other means.

As of June 30, 2011, we have $30.3 million in future minimum purchase obligations, $80.4 million in future operating lease payments and $221.2 million of indebtedness. At June 30, 2011, approximately $88 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC No. 740; however, we are uncertain as to if or when such amounts may be settled, so we have not included these amounts in the table below. Included in the unrecognized tax benefits not included in the table below, we have recorded a liability for potential penalties and interest of $0.2 million for the six months ended June 30, 2011.

Contractual Obligations

The obligations reflected in the table below reflect the contractual payments of principal and interest that existed as of June 30, 2011:

Year Ending December 31,	Capital Leases and Other	13% Senior Secured Notes due 2016	14 1/4% Senior Subordinated Secured Notes due 2013	Purchase Obligations	Operating Leases	Total
2011 (as of June 30, 2011)	$645	$8,448	$6,413	$17,897	$9,800	$43,203
2012	423	16,896	12,825	8,073	17,791	56,008
2013	207	16,896	96,413	3,162	14,475	131,153
2014	31	16,896	—	1,162	10,211	28,300
2015	—	16,896	—	54	8,136	25,086
Thereafter	—	146,420	—	—	20,003	166,423

Total minimum principal & interest payments	1,306	222,452	115,651	30,348	80,416	450,173
Less: Amount representing interest	(54)	(92,484)	(25,651)	—	—	(118,189)

Total long-term obligations	$1,252	$129,968	$90,000	$30,348	$80,416	$331,984

We have contractual obligations to utilize network facilities from certain carriers with terms greater than one year. We generally do not purchase or commit to purchase quantities in excess of normal usage or amounts that cannot be used within the contract term.

New Accounting Pronouncements

For a discussion of our “New Accounting Pronouncements”, refer to Note 3 to our unaudited condensed consolidated financial statements in Item 1of this Quarterly Report on Form 10-Q.

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I – Item 2, contain or incorporate a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “reinstate,” “opportunity,” “goal,” “objective,” “exchange,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this filing. Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:

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

•	financing, refinancing, debt extension, de-leveraging, restructuring, exchange or tender plans or initiatives, and potential dilution of existing equity holders from such initiatives;

•	liquidity and debt service forecast;

•	assumptions regarding currency exchange rates;

•	timing, extent and effectiveness of cost reduction initiatives and management’s ability to moderate or control discretionary spending;

•	management’s plans, goals, expectations, guidance, objectives, strategies, and timing for future operations, acquisitions, synergies, asset dispositions, product plans, performance and results;

•	management’s assessment of market factors and competitive developments, including pricing actions and regulatory rulings; and

•	the ability to generate net cash proceeds from the disposition of selective assets without material impairment to profitability.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, which are updated and supplemented by “Part II—Item 1A—Risk Factors” of our Quarterly Reports on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in foreign currency exchange rates, valuations of derivatives and changes in interest rates.

Foreign currency exchange rates — Foreign currency can have a major impact on our financial results. As of June 30, 2011, approximately 80% of our net revenue is derived from sales and operations outside the United States. The reporting currency for our consolidated financial statements is the USD. The local currency of each country is the functional currency for each of our respective entities operating in that country. In the future, we expect to continue to derive the majority of our net revenue and incur a significant portion of our operating costs outside the U.S., and therefore changes in exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused primarily by fluctuations in the following exchange rates: USD/CAD and USD/AUD. Due to the large percentage of our revenue derived outside of the U.S., changes in the USD relative to one or more of the foregoing currencies could have an adverse impact on our future results of operations. We have agreements with certain subsidiaries for repayment of a portion of the investments and advances made to these subsidiaries. As we anticipate repayment in the foreseeable future, we recognize the unrealized gains and losses in foreign currency transaction gain (loss) on the consolidated statements of operations. We historically have not engaged in hedging transactions.

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

In the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, the USD was weaker on average as compared to the CAD and AUD. As a result, the revenue of our subsidiaries whose local currency is CAD and AUD increased (decreased) 2.1% and (8.5)%, respectively, in their local currencies compared to the six months ended June 30, 2010, and increased 8.1% and 5.8%, respectively, in USD.

Valuation of derivatives — We issued Contingent Value Rights (CVRs) to certain shareholders pursuant to the terms of the Reorganization Plan. Upon issuance, we estimated the fair value of the CVRs using a Black-Scholes pricing model and consequently recorded a liability of $2.6 million as part of fresh-start accounting. We adjust the estimated fair value of our CVRs quarterly. Our estimates of fair value of the CVRs are correlated to and reflective of our common stock price trends. In general, as the value of the our common stock increases, the estimated fair value of the CVRs also increases and as a result we recognize a change in value of the CVRs as loss from contingent valuation rights valuation, conversely and also in general, as the value of our common stock decreases, the estimated fair value of the CVRs also decreases and as a result we recognize a change in value of the CVRs as gain from contingent rights valuation. Because the value of our common stock fluctuates, the gain or loss recognized in our financial statements may vary from quarter to quarter.

Interest rates — Our 13% Senior Secured Notes and 14 1/4% Senior Subordinated Secured Notes are at a fixed interest rate of 13% and 14 1/4%, respectively. Subsequent to June 30, 2011, we refinanced our debt with 10% Senior Secured Notes at a fixed interest rate of 10%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, and as a result of the material weakness described in the Company’s 2010 Annual Report on Form 10-K, our principal executive officer and our acting principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the Company’s determination that the controls in place over accounting for income taxes did not operate effectively as of December 31, 2010, we engaged our former Corporate Tax Director as a consultant to coordinate and work with our new Corporate Tax Director to fully document tax processes and controls and to perform a complete knowledge transfer of the existing procedures. We have also hired third party tax consultants to evaluate, document and make recommendations to improve the current tax reporting process and documentation of tax positions. Management believes that once controls have been fully documented and the knowledge transfer has been successfully completed, our new Corporate Tax Director will be able to take on an effective supervisory role and will be well positioned to ensure the effective enhancement and implementation of our tax controls. Notwithstanding the existence of a material weakness in our internal controls over accounting for income taxes, we believe, to the best of our knowledge, our previously filed financial statements (as amended) fairly present, in all material respects, our financial condition and results of operations in conformity with U.S GAAP.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to claims and legal proceedings that arise in the ordinary course of its business. Each of these matters is inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or its subsidiaries or that the resolution of any such matter will not have a material adverse effect upon the Company’s business, consolidated financial position, results of operations or cash flow. The Company does not believe that any of these pending claims and legal proceedings will have a material adverse effect on its business, consolidated financial position, resulted of operations or cash flow.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except as set forth in our Quarterly Report on Form 10-Q for the period March 31, 2011.

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

PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED

Date: August 15, 2011	By:	/s/ Kenneth D. Schwarz
Kenneth D. Schwarz
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Support Agreement dated as of May 13, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2011).

10.2	Offer letter between the Company and Kenneth D. Schwarz dated June 17, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2011).

10.3*	Form of Indemnification Agreement between the Company and its Directors and Executive Officers.

31*	Certifications.

32**	Certifications.

101***	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and 2010, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
**	These certification are being “furnished” and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act (15 U.S.C. 78r) and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.